Form 10-Q
period 1996-03-31
JDA SOFTWARE GROUP INC
filed 1996-05-15
CIK 1006892

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Three Months Ended March 31, 1996        Commission File Number 0-27876


                            JDA SOFTWARE GROUP, INC.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                        86-0787377
(State of incorporation)                   (I.R.S. Employer Identification No.)


             11811 NORTH TATUM BLVD., SUITE 2000, PHOENIX, AZ 85028
                    (Address of principal executive offices)


                                 (602) 404-5500
              (Registrant's telephone number, including area code)

- -------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         No    x
    -------    -------

- -------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                       Outstanding at May 15, 1996
                      -----                       ---------------------------
        Common Stock, $.01 par value                     12,182,866

                            JDA SOFTWARE GROUP, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION

    Item 1. Condensed Consolidated Interim Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  March 31, 1996 and December 31, 1995                             3

                  Condensed Consolidated Statements of Income
                  for the three months ended March 31, 1996 and 1995               4

                  Condensed Consolidated Statements of Cash Flows
                  for the three months ended March 31, 1996 and 1995               5

                  Notes to Condensed Consolidated Interim Financial Statements     6


    Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations                       8


PART II.  OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K                                      17

    Signature                                                                     17

                            JDA SOFTWARE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                   Mar. 31,       Dec. 31,
                                                                     1996           1995
                                                                 -----------      --------
                                                                 (unaudited)
                                           ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                      $ 14,875       $    498
    Restricted investments                                               --         14,649
    Accounts receivable - net                                        10,422          9,835
    Prepaid expenses and other current assets                           553            277
    Deferred tax asset                                                  460            426
                                                                   --------       --------
        Total current assets                                         26,310         25,685
    Property and equipment, net                                       2,716          2,410
                                                                   --------       --------
        Total assets                                               $ 29,026       $ 28,095
                                                                   ========       ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Bank line of credit                                                  --       $    575
    Amounts payable to stockholders                                      --         19,913
    Accounts payable                                               $    878            881
    Income taxes payable                                                774            300
    Accrued and other liabilities                                     2,485          2,642
    Deferred revenue                                                  2,297            767
                                                                   --------       --------
        Total current liabilities                                     6,434         25,078
    Other liabilities                                                   274            309
                                                                   --------       --------
        Total liabilities                                             6,708         25,387
                                                                   --------       --------
Series A redeemable convertible preferred stock                          --         15,000

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value                                        122             72
    Additional paid-in capital                                       38,831          5,652
    Retained earnings (deficit)                                     (16,602)       (18,029)
    Foreign translation adjustment                                      (33)            13
                                                                   --------       --------
        Total stockholders' equity                                   22,318        (12,292)
                                                                   --------       --------
        Total liabilities and stockholders' equity                 $ 29,026       $ 28,095
                                                                   ========       ========

   The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                            JDA SOFTWARE GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                     --------------------
                                                       1996         1995
                                                     -------      -------
REVENUES:
    Software licenses                                $ 5,013      $ 2,714
    Consulting, maintenance and other services         4,391        3,289
                                                     -------      -------
        Total revenues                                 9,404        6,003
COST OF REVENUES:
    Software licenses                                     25           14
    Consulting, maintenance and other services         2,958        2,059
                                                     -------      -------
        Total cost of revenues                         2,983        2,073
                                                     -------      -------
GROSS PROFIT                                           6,421        3,930
OPERATING EXPENSES:
    Product development                                1,220          636
    Sales and marketing                                1,628        1,012
    General and administrative                         1,140          780
                                                     -------      -------
        Total operating expenses                       3,988        2,428
                                                     -------      -------
INCOME FROM OPERATIONS                                 2,433        1,502
    Interest expense - net                                65           57
                                                     -------      -------
INCOME BEFORE INCOME TAXES                             2,368        1,445
    Provision for income taxes                           941           18
                                                     -------      -------
NET INCOME                                           $ 1,427      $ 1,427
                                                     =======      =======
NET INCOME PER SHARE                                 $  0.13
                                                     =======

PRO FORMA:
    Income before income taxes                                    $ 1,445
    Provision for income taxes                                        545
                                                                  -------
    Pro forma net income                                          $   900
                                                                  =======
    Supplemental pro forma net income per share                   $  0.08
                                                                  =======

WEIGHTED AVERAGE COMMON AND
    COMMON EQUIVALENT SHARES:
        Net income                                    11,182
                                                     =======
        Supplemental pro forma                                     10,952
                                                                  =======


   The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                            JDA SOFTWARE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                           Three Months Ended
                                                                                March 31,
                                                                         -----------------------
                                                                           1996           1995
                                                                         --------       --------
OPERATING ACTIVITIES:
    Net income                                                           $  1,427       $  1,427
    Adjustments to reconcile net income to net cash
           provided by operating activities:
        Depreciation and amortization                                         186            175
        Allowance for doubtful accounts                                       207             (8)
        Deferred income taxes and other                                       (80)            31
    Changes in assets and liabilities:
        Accounts receivable                                                  (794)           604
        Prepaid expenses and other current assets                            (276)          (359)
        Accounts payable and accrued and other liabilities                   (160)           (59)
        Income taxes payable                                                  474             20
        Deferred revenue                                                    1,530            196
                                                                         --------       --------
           Net cash provided by operating activities                        2,514          2,027
INVESTING ACTIVITIES:
    Purchase of investments                                                              (13,999)
    Redemption of investments                                              14,649
    Purchase of equipment and leasehold improvements                         (492)          (226)
                                                                         --------       --------
           Net cash provided (used) in investing activities                14,157        (14,225)
FINANCING ACTIVITIES:
    Initial public offering transactions:
        Issuance of common stock                                           25,729
        Redemption of preferred stock                                      (7,500)
        Payments on notes and interest payable to stockholders             (5,264)
    Reorganization transactions:
        Issuance of preferred stock - net                                                 14,792
        Reorganization distribution                                                       (2,294)
        Dividends to S Corporation stockholders                                           (3,897)
        Payments on notes and interest payable to stockholders            (14,649)
    Net borrowings (payments) on bank line of credit                         (575)         1,300
    Capital lease payments and other                                          (35)           (98)
                                                                         --------       --------
           Net cash provided by (used in) financing activities             (2,294)         9,803
NET INCREASE (DECREASE) IN CASH                                            14,377         (2,395)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                498          2,913
                                                                         --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 14,875       $    518
                                                                         ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for:
        Interest                                                         $    887       $     61
                                                                         ========       ========
        Income taxes                                                     $    363       $     12
                                                                         ========       ========
    Net issuance of common stock against additional paid-in capital                     $     66
                                                                                        ========
    Distributions to stockholders paid with a note payable                              $ 17,690
                                                                                        ========
    Conversion of Series A preferred stock                               $  7,500
                                                                         ========


   The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                            JDA SOFTWARE GROUP, INC.

                     NOTES TO CONDENSED CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The accompanying condensed consolidated interim financial statements include the accounts of JDA Software Group, Inc. and its wholly owned subsidiaries. Significant intercompany balances and transactions have been eliminated.

    Prior to March 30, 1995, the business currently conducted by the company was conducted by five affiliated companies: JDA Software Services, Inc., JDA International, Ltd., JDA Software, Inc., JDA Worldwide, Inc., and JDA Asia Pte Ltd., (together, the "Predecessor Companies"). Effective March 30, 1995, the Predecessor Companies were consolidated under JDA Software Group, Inc. in a holding company structure (the "Reorganization") in connection with an investment in the Company by six investment funds.

    The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's registration statement on Form S-1 which was declared effective March 14, 1996.

2. STOCKHOLDERS' EQUITY

    In March, 1996, the Company successfully completed its initial public offering of common stock. The Company sold 2,182,866 shares of common stock in this offering for $25,729,000 net of issuance costs of $662,000.

    In March, 1996, subsequent to the initial public offering, all outstanding shares of the Series A Redeemable Convertible Preferred Stock were converted into (1) 2,800,000 shares of common stock and (2) 1,250,004 shares of Series B Redeemable Preferred Stock. The Series B Redeemable Preferred Stock was then redeemed for $7,500,000 in cash.

3. PRO FORMA DATA

    Prior to March 30, 1995, certain Predecessor Companies elected S Corporation status. The Company's historical statements of operations data, therefore, do not include a provision for U.S. federal income taxes for periods prior to March 30, 1995. Pro forma net income includes a pro forma provision for income taxes at statutory rates.

4. LEGAL MATTERS

    In February 1996, one of the Company's customers contacted the Company expressing dissatisfaction with the implementation of their MMS system and asserting that certain MMS modules have either not been delivered, or as delivered, lack expected functionality and performance. The customer also has asserted a right to return the MMS system in exchange for a full refund of license and consulting fees paid by the customer to date. The Company recently initiated arbitration proceedings against the customer in an effort to collect remaining amounts payable pursuant to its contract with the customer. The customer has counterclaimed for refund of amounts paid and the Company is vigorously defending such counterclaim. This dispute is in an early stage, no discovery has been conducted and, given the unpredictable nature of legal proceedings, no assurance can be given with respect to the results of this proceeding. Based on information currently available to the management of the Company, it does not believe that the ultimate outcome of this proceeding will have a material adverse effect on the Company.

    In May 1996, an arbitration proceeding was instituted against one of the Company's subsidiaries. The arbitration claim is for a finder's fee in connection with an investment in the Company by certain investment funds in March 1995. The Company's management has consulted with its legal counsel, and, based on the information currently available, the Company intends to vigorously defend this claim. This dispute is in an extremely early stage, no discovery has been conducted and, given the unpredictable nature of legal proceedings, no assurance can be given regarding the outcome of this claim. Management does not believe that the ultimate outcome of this proceeding will have a material adverse effect on the Company.

                            JDA SOFTWARE GROUP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

    JDA is an international provider of comprehensive enterprise-wide software solutions that address the mission-critical business information requirements of retailing organizations. Prior to the Company's formation in connection with the Reorganization in March 1995, the Company's operations were conducted by the Predecessor Companies, the first of which was formed in November 1985. Certain of these Predecessor Companies operated as S Corporations for tax purposes prior to the Reorganization. Thus, for periods prior to the Reorganization, the Company's historical statements of operations do not include a provision for U.S. federal income taxes.

    In 1986 the Company introduced MMS, its first enterprise retail information solution. The Company's development efforts through 1993 were focused exclusively on enhancements, revisions and upgrades to MMS, which is currently in its fourth generation release. In 1994, the Company acquired DSS, an in-store system, from JDA Software Services Ltd., an unaffiliated Canadian company, in exchange for a perpetual, exclusive license to market DSS in Canada, royalty payments and certain rights to product enhancements. Since 1994 the Company has significantly increased its product development expenditures to develop products for emerging, open platforms. In 1995 the Company began limited beta installations of ODBMS, an open, client/server enterprise system, and began development of WinSTORE, a Windows-based in-store system scheduled for initial beta installation in 1996.

    The Company has derived substantially all of its revenues from software licenses and consulting, maintenance and other services relating to MMS. The Company expects that revenues related to MMS, which accounted for 93%, 95%, 91% and 90% of total revenues in 1993, 1994, 1995 and the first quarter of 1996, respectively, will continue to account for the substantial majority of the Company's total revenues for the foreseeable future. International revenues from MMS have grown in recent periods primarily as a result of the company's increased international presence. However, the Company believes MMS is a maturing product line in the United States, and in 1995 experienced a decline in domestic MMS license revenues due in part to competitive pricing pressures. The Company expects that ODBMS and WinSTORE will account for an increasing percentage of total revenues in future periods. The Company also expects that revenues attributable to the license fee of enterprise systems will continue to comprise the substantial majority of software licenses revenues for the foreseeable future.

    Consulting, maintenance and other services revenues are derived from a range of services, including system design and implementation and, to a lesser extent, software maintenance and support, and training. Historically, the level of consulting, maintenance and other services revenues has approximated on an annual basis the level of software license revenues. Consulting, maintenance and other services revenues were 53% of total revenues in 1993, 49% of total revenues in each of 1994 and 1995, and 47% of total revenues in the first quarter of 1996. Gross margin on consulting, maintenance and other services has historically been significantly lower than gross margin on software licenses and the Company expects this relationship to continue. Consulting, maintenance and other services in support of international licenses typically have lower gross margins than those achieved domestically due to generally lower prevailing billing rates in certain of the Company's international markets. Therefore, planned growth in the Company's international operations may result in further declines in gross margin on consulting, maintenance and other services.

    The Company is pursuing a strategy of addressing international markets by developing localized versions of its products and establishing international subsidiaries with direct sales and consulting capabilities. International revenues, which include revenues from international subsidiaries and export sales, comprised 31%, 28%, 39% and 35%, respectively, of total revenues in each of 1993, 1994, 1995 and the first quarter of 1996. The Company has established operations in the U.K., Singapore, Germany, Mexico and Chile and plans to continue to expand internationally. The Company anticipates that international revenues will continue to increase as a percentage of total revenues. However, there can be no assurance that the Company's international expansion will be successful. In addition, the opening of new offices by the Company typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new customer base. Other risks inherent in the Company's international business activities include changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products, longer accounts receivable payment cycles, potentially adverse tax consequences, currency fluctuations, repatriation of earnings and burdens of complying with a wide variety of local laws.

    To the extent the Company's international operations expand, the Company expects that an increasing portion of its international license and consulting, maintenance and other services revenues will be denominated in foreign currencies, subjecting the company to fluctuations in foreign currency exchange rates. Historically, the Company has conducted a substantial majority of business in currencies which have been relatively stable, and exposure to fluctuations in such currencies has been considered minimal. Accordingly, the Company does not currently engage in foreign currency hedging transactions. However, as the Company continues to expand its international operations, exposures to gains and losses on foreign currency transactions may increase. The Company may choose to limit such exposure by the purchase of forward foreign exchange contracts or similar hedging strategies. There can be no assurance that any currency exchange strategy would be successful in avoiding exchange-related losses.

    The Company's revenues are derived from license fees for its software products and from fees for services complimentary to its products, including software, consulting, maintenance and training. The Company recognizes revenues in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 91-1, Software Revenue Recognition. Accordingly, software license revenue is recognized upon the shipment of a product to the customer if collection is probable and the Company's remaining obligations under the license agreement are insignificant. License revenues for licenses with remaining significant obligations are deferred until the Company's related obligations become insignificant. Consulting, maintenance and other services are performed and billed under separate agreements related to the implementation of the Company's software products, and such revenues generally are recorded when the services are performed. Maintenance revenues from ongoing customer support and product upgrades are billed on a monthly basis and are recorded as revenue in the applicable month.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1995 and 1996

    Revenues

    Total revenues were $6.0 million in 1995 and $9.4 million in 1996, representing an increase of 57%. International revenues comprised 23% and 35% of total revenues in 1995 and 1996, respectively. The increase in international revenues as a percentage of total revenues was primarily attributable to increased revenues in Latin America and Asia resulting from the Company's expanded sales and marketing efforts in those markets.

    Software Licenses. Software license revenues increased by 85% from $2.7 million in 1995 to $5.0 million in 1996. The increase was primarily due to increased license revenues in Latin America and Asia combined with a 33% increase in domestic license revenues, resulting from expanded sales and marketing efforts in those markets.

    Consulting, Maintenance and Other Services. Consulting, maintenance and other services revenues increased by 34% from $3.3 million in 1995 to $4.4 million in 1996. The increase was primarily attributable to increased software license revenues and associated implementations both domestically and internationally.

  Cost of Revenues

    Cost of Consulting, Maintenance and Other Services. Cost of consulting, maintenance and other services consists primarily of consultant salaries and other personnel related expenses incurred in system implementation projects and software support services. These costs increased by 44% from $2.1 million in 1995 to $3.0 million in 1996. These costs represented 63% and 67%, respectively, of consulting, maintenance and other services revenues in 1995 and 1996. The increase in 1996 was primarily due to expenditures associated with the Company's international expansion.

  Gross Profit

    Gross profit increased by 63%, from $3.9 million in 1995 to $6.4 million in 1996. Gross profit as a percentage of total revenues increased from 65% in 1995 to 68% in 1996. The increase was primarily attributable to a higher mix of software license revenues, which increased from 45% of total revenues to 53% of total revenues.

  Operating Expenses

    Product Development. Product development expenses increased by 92%, from $636,000 in 1995 to $1.2 million in 1996, representing 11% and 13% of total revenues, respectively. The increase in product development expenses was primarily a result of an increase in the number of product development personnel from 27 as of March 31, 1995 to 56 as of March 31, 1996. Significant product development efforts in 1996 included the continued development of ODBMS, WinSTORE, and continued enhancements to MMS. The Company believes that a continued commitment to product development will be required for the Company to remain competitive. Accordingly, the Company intends to continue to allocate substantial resources to product development. Product development costs subsequent to the achievement of technological feasibility have not been significant during these periods and, accordingly, all such costs have been expensed as incurred.

    Sales and Marketing. Sales and marketing expenses increased by 61%, from $1.0 million in 1995 to $1.6 million in 1996, representing 17% of total revenues in both years. The increase is due to the addition of sales and marketing personnel and related expenses to implement the Company's strategy to increase its presence in international and domestic markets.

    General and Administrative. General and administrative expenses increased by 46%, from $780,000 in 1995 to $1.1 million in 1996, representing 13% and 12% of total revenues, respectively. The increase was primarily due to increased bad debt allowance, increased legal and accounting expenses, and the addition of administrative personnel to support the Company's growth. The Company anticipates that general and administrative expenses may continue to increase in absolute dollars as the Company expands its operations.

    Provision for Income Taxes. Substantially all U.S. federal taxable income through March 30, 1995 was attributed to Predecessor Companies' stockholders, reflecting the prior S Corporation status of certain Predecessor Companies. Accordingly, the Company's tax provisions do not include U.S. federal income taxes through that date. The income tax provisions include tax provisions for U.S. federal income taxes and reflect effective tax rates of 38% in 1995 and 40% in 1996. Such tax rates approximate statutory federal, state and foreign tax rates after a reduction for U.S. research and development expense tax credits.

LIQUIDITY AND CAPITAL RESOURCES.

    Since its inception, the Company has financed its operations primarily through cash generated from operations, and, to a lesser extent, borrowings under its bank line of credit. In addition, the Company's initial public offering in March, 1996 provided net cash of $25.7 million. As of March 31, 1996, the Company had $14.9 million in cash and cash equivalents and $2.5 million available under its bank line of credit.

    The Company's operating activities provided cash of $2.0 million and $2.5 million in 1995 and 1996, respectively. Cash from operating activities arose principally from the Company's profitable operations and was utilized for working capital purposes, primarily increases in accounts receivable and prepaid and other current assets.

    Cash used in investing activities in 1995 was $14.2 million, and cash of $14.2 million was provided by investing activities in 1996, both of which were primarily comprised of certain transactions from the Company's reorganization which was effective March 30, 1995. Investing activities in 1995 consisted primarily of the acquisition of $14.0 million of restricted short-term investments used for the repayment of stockholder notes. In 1996, these investments were redeemed and the notes were repaid.

    Cash provided by financing activities was $9.8 million in 1995 and cash of $2.3 million was used in financing activities in 1996. Financing activities in 1995 consisted primarily of reorganization transactions, which provided net cash of approximately $8.6 million and was comprised of the sale of Series A preferred stock, dividends to S Corporation stockholders, and other distributions made to the Predecessor Companies' stockholders, and $1.3 million in borrowings under the bank line of credit. Financing activities in 1996 consisted primarily of the initial public offering transactions, which provided net cash of approximately $13.0 million and was comprised of the issuance of common stock, redemption of preferred stock, and repayment of notes and interest payable to stockholders. The remaining 1996 activities were the completion of reorganization transactions which was a $14.6 million use of cash and was comprised of the repayment of notes and interest payable to stockholders, and $575,000 in repayment of borrowings under the bank line of credit.

    At March 31, 1996, the Company had cash and cash equivalents of $14.9 million and a $2.5 million secured line of credit with Bank of America Arizona, and no borrowings were outstanding under the line of credit. Borrowings under the line of credit bear interest based upon the bank's publicly announced reference rate. This line of credit expires July 1, 1996 and the company expects to seek renewal at that time.

    Capital expenditures were approximately $226,000 and $492,000 in 1995 and 1996, respectively. These expenditures were for property and equipment, primarily computer hardware and furniture and fixtures. The Company does not anticipate significant capital expenditures in the near term.

    The Company believes that the net proceeds from its initial public offering, its bank line of credit and funds generated from operations will provide adequate liquidity to meet the Company's planned capital and operating requirements for at least the next twelve months. Thereafter, if the Company's spending plans change, the Company may find it necessary to seek to obtain additional sources of financing to support its capital needs, but there can be no assurance that such financing will be available on commercially reasonable terms, if at all.

RISK FACTORS

    The Company's business is subject to a number of risks, a number of which are described below. The reader is urged to consider the more comprehensive summary of such risks found in the Company's registration statement on Form S-1 which was declared effective on March 14, 1996.

    Fluctuations in Quarterly Operating Results. The Company's quarterly operating results have varied and are expected to vary significantly in the future. These fluctuations may be caused by many factors, including, among others: the size and timing of individual orders; competitive pricing pressures; customer order deferrals in anticipation of new products; variation of consulting, maintenance and other services as a percentage of total revenues; timing of introduction or enhancement of products by the Company or its competitors; market acceptance of new products; technological changes in platforms supporting the Company's products; changes in networking, or communication technology; changes in the Company's operating expenses; personnel changes; foreign currency exchange rates; fluctuations in the level of warranty claims; and general industry and economic conditions.

    The Company's business has experienced and is expected to continue to experience some degree of seasonality due in large part to its retail customers' buying cycles, with license revenues typically higher in the fourth quarter and consulting revenues typically higher in the first quarter. Further, software license gross margin is significantly greater than consulting, maintenance and other services gross margin. As a result, overall gross margin has fluctuated significantly based on revenue mix, and the Company expects this trend to continue.

    Historically, a significant portion of the Company's quarterly revenues have been derived from relatively large licenses to a limited number of customers, and the Company currently anticipates that this trend will continue. Any significant cancellation or deferral of anticipated customer orders could have a material adverse effect on the Company's operating results in any particular quarter.

    The Company's expense levels are based, in part, on its expectations as to future revenues and to a large extent are fixed. Licenses of the Company's products are typically accompanied by a significant amount of systems implementation consulting. The Company's consulting resources must be managed to meet future sales, and additional consulting personnel must be hired and trained in advance of anticipated license revenues. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall and, accordingly, any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders would have an almost immediate adverse effect on the Company's operating results.

    As a result of the foregoing and other factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Fluctuations in operating results may also result in volatility in the price of the shares of the Company's Common Stock.

    Dependence on Retail Industry. The Company has derived substantially all of its revenues to date from the license of software products and related services to the retail industry, and its future growth is critically dependent on increased sales to the retail industry. The success of the Company's customers is intrinsically linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, the Company believes the license of its products is relatively discretionary and generally involves a significant commitment of capital, because the Company's products are often accompanied by large scale hardware purchases or commitments. As a result, although the Company believes its products can assist retailers in a competitive environment, demand for the Company's products and services could be disproportionately affected by instability or downturns in the retail industry which may cause customers to exit the industry or delay, cancel or reduce any planned expenditures for information management systems and software products. There can be no assurance that the Company will be able to continue its revenue growth or sustain its profitability on a quarterly or annual basis or that its results of operations will not be adversely affected by continuing or future downturns in the retail industry.

    Management of Growth. The growth in the size and complexity of the Company's business and expansion of its product lines and its customer base have placed and are expected to continue to place a significant strain on the Company's management and operations. The Company anticipates that continued growth, if any, will require it to recruit and hire a substantial number of new employees, including consulting and product development personnel, both domestically and abroad. There can be no assurance that qualified personnel could be located or retained in a timely manner. In the event the Company is unable to increase sufficiently its consulting capacity, the Company may be required to forego licensing opportunities or become increasingly dependent on systems integrators and professional consulting firms to provide implementation services for its products. The Company's ability to undertake new projects and increase license revenues is substantially dependent on the availability of the Company's consulting personnel to assist in the licensing and implementation of the Company's solutions. The Company currently is attempting to increase consulting capacity in anticipation of future sales. To the extent such sales fail to materialize, the Company's operating results would be adversely affected. The Company believes that supporting greater-than-anticipated growth in product licensing would require the Company to rapidly hire skilled additional personnel for the Company's consulting services group. There can be no assurance that the Company will be able to manage or continue to manage its recent or any future growth, and any failure to do so would have a material adverse effect on the Company's business, operating results and financial condition.

    Product Concentration. The Company has derived substantially all of its revenues from the license of a limited number of information management software applications for the retail industry and consulting and maintenance services related to such applications. Software licenses and related consulting, maintenance and other services revenues from the Company's MMS product line represented over 90% of the Company's revenues in each of the three most recent fiscal years, and in the quarter ended March 31, 1996. The Company expects that revenues related to this product will continue to account for a majority of the Company's total revenues for the foreseeable future. The life cycle of the MMS product line is difficult to estimate due in large measure to the potential effect of new products, applications and product enhancements, including those introduced by the Company, changes in the retail industry and future competition. The Company believes MMS is a maturing product line in the U.S., and in fiscal year 1995 experienced a decline in domestic MMS license revenues due in part to competitive pricing pressures. Any continued decline, to the extent not offset by increases in international revenues or licenses of other products, would have a material adverse effect on the Company's business, operating results and financial condition.

    Uncertain Market for ODBMS and WinSTORE. The Company has recently released ODBMS and WinSTORE in limited beta installations, both of which are next generation open, client/server solutions. The retail industry has only recently begun limited adoption of open, client/server information systems. The Company believes that retailers in general may be relatively cautious in adopting new technologies. In addition, many retailers do not have the personnel or staff required to implement, operate and maintain an open, client/server system, and the difficulties associated with implementing new technology may slow or prevent adoption of the Company's new products. Because the market for these products is new and evolving, it is difficult to assess or predict with any assurance the growth rate, if any, and size of this market. There also can be no assurance that the market for ODBMS or WinSTORE will develop, or that either of these products or related services will be adopted or utilized. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

    The Company is directing a significant amount of its product development expenditures to the on-going development of ODBMS and WinSTORE and plans to devote a significant amount of its future sales and marketing resources to the full commercial introduction of ODBMS and WinSTORE. A significant effort is still required to develop and release additional application modules for these products. The Company has limited experience in developing and marketing products for open system applications, and ODBMS and WinSTORE have not yet been fully implemented in customers' environments. As a result, there can be no assurance that ODBMS and WinSTORE will not require substantial software enhancements or modifications to satisfy performance requirements of customers or to fix design defects or previously undetected errors. It is common for complex software programs such as ODBMS and WinSTORE to contain undetected errors when first released, which are discovered only after the product has been used over time with different computer systems and in varying applications and environments. While the Company is not aware of any significant technical problems with these products, there can be no assurance that errors will not be discovered, or if discovered, that they will successfully corrected on a timely basis, if at all. The Company's future business growth is substantially dependent on the development, introduction and market acceptance of ODBMS and WinSTORE. Should the Company fail to release a fully commercial version of ODBMS and WinSTORE, if customers experience significant problems with implementation of the software or are otherwise dissatisfied with the functionality or performance of ODBMS or WinSTORE, or if either of these products fails to achieve market acceptance for any reason, the Company's business, operating results and financial condition will be materially adversely affected.

    Technological Change; Market Acceptance of Evolving Standards. The computer software industry is subject to rapid technological change, changing customer requirements, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. The Company strives to achieve compatibility between the Company's products and retailing systems platforms the Company believes are or will become popular and widely adopted. The Company invests substantial resources in development efforts aimed at achieving such compatibility. Any failure by the Company to anticipate or respond adequately to technology or market developments could result in a loss of competitiveness or revenue.

    International Operations. In 1993, 1994, 1995, and the first quarter of 1996, international revenues, which include revenues from international subsidiaries and export sales, comprised approximately 31%, 28%, 39% and 35%, respectively, of the Company's revenues. The Company expects that international revenues will continue to account for a significant percentage of the Company's revenues for the foreseeable future, and the Company's intends to expand its international operations. The Company has only limited experience in developing localized versions of its products and in marketing and distributing its products internationally. International roll-out of the Company's products requires significant investment by the Company in advance of anticipated future revenues. The opening of new offices by the Company typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products into a new market. There can be no assurance that the countries in which the Company operates will have a sufficient pool of qualified personnel for the Company to hire from, or that the Company will be successful at hiring, training or retaining such personnel. The inability of the Company to successfully expand its international operations in a timely manner could materially adversely effect the Company's business, operating results and financial condition.

    Competition. The market for retail information systems software is intensely competitive. The Company believes the principal competitive factors in such market are product quality, reliability, performance and price, vendor and product reputation, financial stability, features and functions, ease of use and quality of support. A number of companies offer competitive products addressing certain of the Company's target markets. In the enterprise systems market, the Company competes with in-house systems developed by the Company's targeted customers and with third-party developers such as Intrepid, Island Pacific, Radius PLC, Retek, and STS Systems, among others. In addition, the Company believes that new market entrants may attempt to develop fully integrated enterprise-level systems targeting the retail industry. In the in-store systems market, which is more fragmented than the enterprise market, the Company competes with major systems manufacturers such as AT&T/NCR, IBM and ICL, as well as software companies such as Applied Intelligence Group, CRS Business Computers, Inc., Post Software International and STS, among others. In the market for consulting services, the Company competes with major systems integrators such as Andersen Consulting, Deloitte & Touche, LLP, Ernst & Young LLP and Price Waterhouse's Management Horizons Division, as well as independent consulting firms such as the ISSC Division of IBM. Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, results and financial condition.

    Product Defects; Product Liability; Risk of Integration Difficulties. The Company's software products are highly complex and sophisticated and could, from time to time, contain design defects or software errors that could be difficult to detect and correct. In addition, implementation of the Company's products generally involves a significant amount of customer-specific customization, and may involve integration with systems developed by third parties. Despite extensive testing, the Company from time to time has discovered defects or errors in its products or custom modifications only after its systems have been used by many customers. The Company has also experienced delays in shipment of products during the period required to correct such errors. In addition, the Company or its customers may from time to time experience difficulties relating to the integration of the Company's products with other hardware or software in the customer's environment that are unrelated to defects in the Company's products. There can be no assurance that such defects, errors or difficulties will not cause future delays in product introductions and shipments, result in increased costs and diversion of development resources, require design modifications or impair customer satisfaction with the Company's products. Since the Company's products may be used by its customers to perform mission-critical functions, design defects, software errors, misuse of the Company's products, incorrect data from external sources or other potential problems within or out of the Company's control that may arise from the use of the Company's products could result in financial or other damages to the Company's customers. The Company does not maintain product liability insurance. Although the Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential claims as well as any liabilities arising from such claims, such provisions may not effectively protect the Company against such claims and the liability and costs associated therewith. Accordingly, any such claim could have a material adverse effect upon the Company's business, operating results and financial condition. The Company provides warranties for its products for a period of time (usually 6 or 12 months) after the software is installed and, if applicable, accepted by the licensee. The Company's license agreements generally do not permit product returns by the customer, and product returns and warranty expense for 1993, 1994, 1995 and the first quarter of 1996 represented less than two percent of total revenues during each of such periods. However, no assurance can be given that product returns will not increase as a percentage of total revenues in future periods.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   EXHIBITS

                  See Exhibit Index.

            (b)   REPORTS ON FORM 8-K

            None.



                            JDA SOFTWARE GROUP, INC.

                                    SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           JDA SOFTWARE GROUP, INC.




Date:  May 15, 1996        By: /s/ Thomas M. Proud
                               -----------------------------------------------
                                   Thomas M. Proud
                                   Vice President, Chief Financial Officer,
                                   Secretary, and Treasurer
                                   (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX

EXHIBIT
NUMBER                          DESCRIPTION
- ------                          -----------
  3.1*     Second Restated Certificate of Incorporation of the Company.
  3.2*     Bylaws.
  4.2*     Stock Redemption Agreement among the Company, James D. Armstrong and
           Frederick M. Pakis dated March 30, 1995.
  4.3*     Stockholders' Agreement among the Company, James D. Armstrong,
           Frederick M. Pakis, James L. Smith and the purchasers of the Series
           A Preferred Stock dated March 30, 1995.
 10.1*     Form of Indemnification Agreement.
 10.2*     1995 Stock Option Plan, as amended, and form of agreement thereunder.
 10.3*     1996 Stock Option Plan and forms of agreements thereunder.
 10.4*     1996 Employee Stock Purchase Plan and form of agreements thereunder.
 10.5*     1996 Outside Directors Stock Option Plan and forms of agreements thereunder.
 10.6*     Employment Agreement between James D. Armstrong and JDA Software,
           Inc. dated March 30, 1995, as amended.
 10.7*     Employment Agreement between Frederick M. Pakis and JDA Software,
           Inc. dated March 30, 1995, as amended.
 10.8*     Employment Agreement between James L. Smith and JDA Software, Inc.
           dated March 30, 1995, as amended.
 10.9*     Employment Agreement between Thomas M. Proud and JDA Software, Inc.
           dated November 13, 1995.
10.10*     Employment Agreement between Geoffrey J. Finlay and JDA Software,
           Inc. dated January 1, 1996.
10.11*     Series A Preferred Stock and Common Stock Exchange Agreement among the Company, James D. Armstrong, Frederick M. Pakis, James L. Smith
           and the purchasers named therein dated March 30, 1995.
10.12*     Assignment and Assumption Agreement regarding Master Lease between
           Pacific Atlantic Systems Leasing, Inc. and JDA Software, Inc. and
           Consent of Paradise Partners Limited Partnership to Assignment,
           dated March 17, 1995 (Phoenix, Arizona).
10.13*     Lease Agreement between Pakis-Armstrong Venture and JDA Software,
           Inc. dated January 1, 1996 (Scottsdale, Arizona).
10.14*     Lease Agreement between Holly Pond Associates Limited Partnership and JDA Software, Inc. dated June 16, 1993 (Stamford, Connecticut).
10.15*     Lease Agreement between Woodhill Associates and JDA Software, Inc.
           dated July 10, 1992 and First Lease Amendment between Metropolitan
           Life Insurance  Company, successor in interest to Woodhill
           Associates, and JDA Software, Inc. dated May 16, 1995 (Norcross,
           Georgia).
10.16*     Lease Agreement between The Port of Singapore Authority and JDA Asia
           Pte Ltd. dated September 12, 1995 (Singapore).
10.17*     Lease Agreements between Skanda Developments Limited and JDA Software
           Services Ltd. (predecessor to JDA International Ltd.) dated June 25,
           1991 (England).
10.18*     Lease Agreement between BBS Business -- und Buroservice in
           Niederrad GmbH and JDA Software GmbH dated July 4, 1995 (Germany).
10.19*+    License Agreement between Uniface Corporation and JDA Software, Inc.
           dated February 9, 1994.
10.20*+    Standard Value-Added Reseller Agreement between Uniface Corporation and JDA Software, Inc. dated February 9, 1994.
10.21*+    Omnibus Software Licensing and Distribution Agreement between JDA
           Software Services Ltd. and the Company dated November 1, 1994.
10.22*     Promissory Notes of the Company payable to James D. Armstrong,
           Frederick M. Pakis and James L. Smith dated March 30, 1995.
10.23*     Promissory Notes of JDA Software, Inc. payable to James D. Armstrong and Frederick M. Pakis, guaranteed by the Company, dated
           March 29, 1995.
10.24*     Promissory Notes of JDA Worldwide, Inc. payable to James D.
           Armstrong and Frederick M. Pakis, guaranteed by the Company, dated March 29, 1995.
10.25*     JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 1995.
11.1*      Statement regarding computation of earnings per share.
27         Financial Data Schedule

- ---------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-748), declared effective on March 14, 1996.

+ Confidential treatment has been granted as to part of this exhibit.