Form 10-Q
period 1996-06-30
JDA SOFTWARE GROUP INC
filed 1996-08-14
CIK 1006892

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549
                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from          to
                                             --------   ---------

                         Commission File Number: 0-27876

                            JDA SOFTWARE GROUP, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                               86-0787377
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                             Identification No.)


                       11811 NORTH TATUM BLVD., SUITE 2000
                             PHOENIX, ARIZONA 85028
                                 (602) 404-5500
          (Address and telephone number of principal executive offices)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES X      NO
                                   ---       ---

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 12,221,311 as of August 14, 1996.

  This report consists of 19 pages. The exhibit index is located on page 19.

                            JDA SOFTWARE GROUP, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                     PAGE NO.
                                                                     --------
PART I:  FINANCIAL INFORMATION

         Item 1: Financial Statements

                 Condensed Consolidated Balance Sheets as of             3
                 June 30, 1996 and December 31, 1995

                 Condensed Consolidated Statements of Income             4
                 for the Three Months Ended June 30, 1996 and 1995
                 and the Six Months Ended June 30, 1996 and 1995

                 Condensed Consolidated Statements of Cash Flows for     5
                 the Three Months Ended June 30, 1996 and 1995 and the
                 Six Months Ended June 30, 1996 and 1995

                 Notes to Condensed Consolidated Financial Statements    6


         Item 2: Management's Discussion and Analysis of Financial       8
                 Condition and Results of Operations

PART II:  OTHER INFORMATION

         Item 1: Legal Proceedings                                      18

         Item 6: Exhibits and Reports on Form 8-K                       18

         Signature                                                      19

PART I:  FINANCIAL INFORMATION
ITEM I:  FINANCIAL STATEMENTS

                            JDA SOFTWARE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands, unaudited)

                                                            June 30,       December 31,
                                                              1996            1995
                                                           -----------     ------------

                                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                $ 14,667       $    498
    Restricted investments                                         --         14,649
    Accounts receivable - net                                  11,724          9,835
    Prepaid expenses and other current assets                     808            277
    Deferred tax asset                                            460            426
                                                             --------       --------
             Total Current Assets                              27,659         25,685
                                                             --------       --------
    Property and equipment, net                                 3,282          2,410
                                                             --------       --------
                                              TOTAL          $ 30,941       $ 28,095
                                                             ========       ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Bank line of credit                                            --       $    575
    Amounts payable to stockholders                                --         19,913
    Accounts payable                                         $    673            881
    Income taxes payable                                          373            300
    Accrued and other liabilities                               4,034          2,642
    Deferred revenue                                            2,099            767
                                                             --------       --------
             Total current liabilities                          7,179         25,078
                                                             --------       --------
    Other liabilities                                             238            309
                                                             --------       --------
             Total liabilities                                  7,417         25,387
                                                             --------       --------
Series A redeemable convertible preferred stock                    --         15,000

Total stockholders' equity (deficit)                           23,524        (12,292)
                                                             --------       --------
                                              TOTAL          $ 30,941       $ 28,095
                                                             ========       ========







            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            JDA SOFTWARE GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data; unaudited)

                                                       Three Months Ended            Six Months Ended
                                                        ------------------            ----------------
                                                     June 30,       June 30,      June 30,        June 30,
                                                       1996           1995          1996            1995
                                                       ----           ----          ----            ----
REVENUES:
  Software licenses                                 $  5,042        $  2,628       $ 10,055        $  5,342
  Consulting, maintenance and other services           5,394           3,974          9,785           7,263
                                                    --------        --------       --------        --------
         Total revenues                               10,436           6,602         19,840          12,605
COST OF REVENUES:
  Software licenses                                      220              70            245              84
  Consulting, maintenance and other services           3,563           2,384          6,521           4,443
                                                    --------        --------       --------        --------
         Total cost of revenues                        3,783           2,454          6,766           4,527
                                                    --------        --------       --------        --------
GROSS PROFIT                                           6,653           4,148         13,074           8,078
                                                    --------        --------       --------        --------
OPERATING EXPENSES:
  Product development                                  1,645             733          2,865           1,369
  Sales and marketing                                  1,525           1,136          3,153           2,148
  General and administrative                           1,055             756          2,195           1,536
                                                    --------        --------       --------        --------
         Total operating expenses                      4,225           2,625          8,213           5,053
                                                    --------        --------       --------        --------
INCOME FROM OPERATIONS                                 2,428           1,523          4,861           3,025
  Interest (income) expense - net                       (169)            135           (104)            192
                                                    --------        --------       --------        --------
INCOME BEFORE INCOME TAXES                             2,597           1,388          4,965           2,833
  Provision for income taxes                           1,038             351          1,979             369
                                                    --------        --------       --------        --------
NET INCOME                                          $  1,559        $  1,037       $  2,986        $  2,464
                                                    ========        ========       ========        ========
NET INCOME PER SHARE                                $   0.13                       $   0.26
                                                    ========                       ========
PRO FORMA:
  Income before income taxes                                        $  1,388                       $  2,833
  Provision for income taxes                                             524                          1,069
                                                                    --------                       --------
  Pro forma net income                                              $    864                       $  1,764
                                                                    ========                       ========

  Supplemental pro forma net income per share                       $   0.08                       $   0.16
                                                                    ========                       ========
WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES:
         Net Income                                   12,183                         11,682
                                                    ========                       ========
         Supplemental pro forma                                       10,952                         10,952
                                                                    ========                       ========






            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            JDA SOFTWARE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                  Six Months Ended
                                                                  ----------------
                                                              June 30,         June 30,
                                                                1996             1995
                                                                ----             ----
OPERATING ACTIVITIES:
  Net income                                                 $  2,986        $  2,464
  Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation and amortization                                424             331
     Allowance for doubtful accounts                              384             (28)
     Deferred income taxes and other                              (34)           (108)
  Changes in assets and liabilities:
     Accounts receivable                                       (2,273)          1,265
     Prepaid expenses and other current assets                   (531)           (200)
     Accounts payable                                            (208)            (91)
     Accrued and other liabilities                              1,392            (327)
     Income taxes payable                                          73             338
     Deferred revenue                                           1,332             275
                                                             --------        --------
         Net cash provided by operating activities              3,545           3,919
INVESTING ACTIVITIES:
  Purchase of investments                                                     (14,216)
  Redemption of investments                                    14,649
  Purchase of equipment and leasehold improvements             (1,296)           (681)
                                                             --------        --------
         Net cash provided (used) in investing activities      13,353         (14,897)
FINANCING ACTIVITIES:
  Initial public offering transactions:
         Issuance of common stock                              25,322
         Redemption of preferred stock                         (7,500)
         Payments on notes and interest payable
           to stockholders                                     (5,264)
  Reorganization transactions:
         Issuance of preferred stock - net                                     14,792
         Reorganization distribution                                           (2,294)
         Dividends to S Corporation stockholders                               (3,897)
         Payments on notes and interest payable
            to stockholders                                   (14,649)           (161)
  Net borrowings (payments) on bank line of credit               (575)            995
  Capital lease payments and other                                (63)             53
                                                             --------        --------
         Net cash provided by (used in)
            financing activities                               (2,729)          9,488
NET INCREASE (DECREASE) IN CASH                                14,169          (1,490)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    498           2,913
                                                             --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 14,667        $  1,423
                                                             ========        ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
         Interest                                            $    887        $    171
                                                             ========        ========
         Income taxes                                        $  1,263
                                                             ========
  Net issuance of common stock against additional
     paid-in capital                                                         $     38
                                                                             ========
  Distributions to stockholders paid with a note payable                     $     66
                                                                             ========
  Conversion of Series A preferred stock                     $  7,500        $ 17,690
                                                             ========        ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            JDA SOFTWARE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

    1. BASIS OF PRESENTATION

         The accompanying condensed consolidated interim financial statements include the accounts of JDA Software Group, Inc. and its wholly owned subsidiaries (collectively, the "Company"). Significant intercompany balances and transactions have been eliminated.

         Prior to March 30, 1995, the business currently conducted by the Company was conducted by five affiliated companies: JDA Software Services, Inc., JDA International, Ltd., JDA Software, Inc., JDA Worldwide, Inc., and JDA Asia Pte Ltd. (collectively, the "Predecessor Companies"). Effective March 30, 1995, the Predecessor Companies were consolidated under JDA Software Group, Inc. in a holding company structure (the "Reorganization") in connection with an investment in the Company by six investment funds.

         The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Registration Statement on Form S-1 (No. 333-748), which was declared effective on March 14, 1996.

    2. STOCKHOLDERS' EQUITY

         In March 1996, the Company successfully completed its initial public offering of common stock. The Company sold 2,182,866 shares of Common Stock in this offering for $25,322,000 net of issuance costs of $1,069,000.

         In March 1996, subsequent to the initial public offering, all outstanding shares of Series A Redeemable Convertible Preferred Stock of the Company were converted into (i) 2,800,000 shares of Common Stock of the Company and (ii) 1,250,004 shares of Series B Redeemable Preferred Stock of the Company. The Series B Redeemable Preferred Stock was subsequently redeemed for $7,500,000 in cash.

    3. PRO FORMA DATA

         Prior to March 30, 1995, certain Predecessor Companies elected S Corporation status. The Company's historical statements of operations data, therefore, do not include a provision for U.S. federal income taxes for periods prior to March 30, 1995. Pro forma net income includes a pro forma provision for income taxes at statutory rates.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         In 1986 the Company introduced MMS, its first enterprise retail information solution. The Company's development efforts through 1993 were focused exclusively on enhancements, revisions and upgrades to MMS, which is currently in its fourth generation release. In 1994, the Company acquired DSS, an in-store system, from JDA Software Services Ltd., an unaffiliated Canadian company, in exchange for a perpetual, exclusive license to market DSS in Canada, royalty payments and certain rights to product enhancements. Since 1994 the Company has significantly increased its product development expenditures to develop products for emerging, open platforms. In 1995 the Company began limited beta installations of ODBMS, an open, client/server enterprise system, and began development of WinDSS, a Windows-based in-store system scheduled for initial beta installation in 1996.

         The Company has derived substantially all of its revenues from software licenses and consulting, maintenance and other services relating to MMS. The Company expects that revenues related to MMS, which accounted for 93%, 95%, 91% and 91% of total revenues in 1993, 1994 and 1995 and the first six months of 1996, respectively, will continue to account for the substantial majority of the Company's total revenues for the foreseeable future. International revenues from MMS have grown in recent periods, primarily as a result of the Company's increased international presence. However, the Company believes MMS is a maturing product line in the United States, and in 1995 the Company experienced a decline in domestic MMS license revenues, due in part to competitive pricing pressures. The Company expects that ODBMS and WinDSS will account for an increasing percentage of total revenues in future periods. The Company also expects that revenues attributable to the license fee of enterprise systems will continue to comprise the substantial majority of software licenses revenues for the foreseeable future.

         Consulting, maintenance and other services revenues are derived from a range of services, including system design and implementation and, to a lesser extent, software maintenance and support, and training. Historically, the level of consulting, maintenance and other services revenues has approximated on an annual basis the level of software license revenues. Consulting, maintenance and other services revenues were 53% of total revenues in 1993 and 49% of total revenues in each of 1994, 1995 and the first six months of 1996. Gross margin on consulting, maintenance and other services has historically been significantly lower than gross margin on software licenses and the Company expects this relationship to continue. Consulting, maintenance and other services in support of international licenses typically have lower gross margins than those achieved domestically due to generally lower prevailing billing rates in certain of the Company's international markets. Therefore, planned growth in the

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Company's international operations may result in further declines in gross margin on consulting, maintenance and other services.

         The Company is pursuing a strategy of addressing international markets by developing localized versions of its products and establishing international subsidiaries with direct sales and consulting capabilities. International revenues, which include revenues from international subsidiaries and export sales, comprised 31%, 28%, 39% and 37%, respectively, of total revenues in each of 1993, 1994, 1995 and the first six months of 1996. The Company has established operations in the U.K., Singapore, Germany, Mexico and Chile and plans to continue to expand internationally. The Company anticipates that international revenues will continue to increase as a percentage of total revenues. However, there can be no assurance that the Company's international expansion will be successful. The availability of skilled personnel overseas is limited. There can be no assurance the Company will be able to hire, train and retain sufficient technical, sales or marketing personnel to support planned international growth. In addition, the opening of new offices by the Company typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new customer base.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995 AND 1996

         Revenues

                  Total revenues were $6.6 million in the three months ended June 30, 1995 and $10.4 million in the three months ended June 30, 1996, representing an increase of 58%. International revenues comprised 49% and 39% of total revenues in the three months ended June 30, 1995 and 1996, respectively. The decrease in international revenues as a percentage of total revenues was primarily attributable to domestic revenue growth of 89% resulting from expanded domestic sales and marketing efforts, compared to international revenue growth of 25%.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                  Software Licenses. Software license revenues increased by 92% from $2.6 million in the three months ended June 30, 1995 to $5.0 million in the three months ended June 30, 1996. The increase was primarily due to a 228% increase in domestic license revenues resulting from expanded domestic sales and marketing efforts combined with a 40% increase in international license revenues.

                  Consulting, Maintenance and Other Services. Consulting, maintenance and other services revenues increased by 36% from $4.0 million in the three months ended June 30, 1995 to $5.4 million in the three months ended June 30, 1996. The increase was primarily attributable to increased software license revenues and associated implementations, both domestically and internationally.

         Cost of Revenues

                  Cost of Software Licenses. Cost of software licenses consists primarily of royalties payable for licensing of third-party software incorporated in the Company's products and commissions payable to third parties on sales of the Company's products. Cost of software licenses increased by 214% from $70,000 in the three months ended June 30, 1995 to $220,000 in the three months ended June 30, 1996, representing 3% and 4% of software license revenues, respectively. The net increase is due to an increase in commissions payable to third parties, offset partially by a decrease in royalties payable to third parties.

                  Cost of Consulting, Maintenance and Other Services. Cost of consulting, maintenance and other services consists primarily of consultant salaries and other personnel related expenses incurred in system implementation projects and software support services. These costs increased by 50% from $2.4 million in the three months ended June 30, 1995 to $3.6 million in the three months ended June 30, 1996. These costs represented 60% and 66%, respectively, of consulting, maintenance and other services revenues in the three months ended June 30, 1995 and 1996. The increase in 1996 was primarily due to expenditures associated with the Company's international growth and expansion.

         Gross Profit

                  Gross profit increased by 61%, from $4.1 million in the three months ended June 30, 1995 to $6.7 million in the three months ended June 30, 1996. Gross profit as a percentage of total revenues increased from 63% in the three months ended June 30, 1995 to 64% in the three months ended June 30, 1996. The increase was primarily attributable to a higher mix of software license revenues, which increased from 40% of total revenues to 48% of total revenues, offset partially by higher expenditures on consulting, maintenance and other services associated with the Company's international expansion.

         Operating Expenses

                  Product Development. Product development expenses increased by 124%, from $733,000 in the three months ended June 30, 1995 to $1.6 million in the three months ended June 30, 1996, representing 11% and 16% of total revenues, respectively. The increase in

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

product development expenses was primarily a result of an increase in the number of product development personnel from 31 as of June 30, 1995 to 71 as of June 30, 1996. Significant product development efforts in 1996 included the continued development of ODBMS and WinDSS and continued enhancements to MMS. The Company believes that a continued commitment to product development will be required for the Company to remain competitive. Accordingly, the Company intends to continue to allocate substantial resources to product development. Product development costs subsequent to the achievement of technological feasibility have not been significant during these periods and, accordingly, all such costs have been expensed as incurred.

                  Sales and Marketing. Sales and marketing expenses increased by 34%, from $1.1 million in the three months ended June 30, 1995 to $1.5 million in the three months ended June 30, 1996, representing 17% and 15% of total revenues, respectively. The increase is due to the addition of sales and marketing personnel and related expenses to implement the Company's strategy to increase its presence in international and domestic markets.

                  General and Administrative. General and administrative expenses increased by 40%, from $756,000 in the three months ended June 30, 1995 to $1.1 million in the three months ended June 30, 1996, representing 12% and 10% of total revenues, respectively. The increase was primarily due to increased legal and accounting expenses and the addition of administrative personnel to support the Company's growth. The Company anticipates that general and administrative expenses may continue to increase in absolute dollars as the Company expands its operations.

                  Provision for Income Taxes. The income tax provisions include tax provisions for U.S. federal income taxes and reflect effective tax rates of 38% in the three months ended June 30, 1995 and 40% in the three months ended June 30, 1996. Such tax rates approximate statutory federal, state and foreign tax rates after a reduction for U.S. research and development expense tax credits.

SIX MONTHS ENDED JUNE 30, 1995 AND 1996

         Revenues

                  Total revenues were $12.6 million in the first six months of 1995 and $19.8 million in the first six months of 1996, representing an increase of 57%. International revenues comprised 37% of total revenues in both years. The increase is primarily due to increases in software licenses resulting from expanded sales and marketing efforts both domestically and internationally, combined with increases in consulting, maintenance and other services from associated implementations.

                  Software Licenses. Software license revenues increased by 88% from $5.3 million in the first six months of 1995 to $10.1 million in the first six months of 1996. The increase resulted from expanded domestic sales and marketing efforts in all markets, and was comprised of increases in software license revenues of 81% domestically and 97% internationally.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                 Consulting, Maintenance and Other Services. Consulting, maintenance and other services revenues increased by 35% from $7.3 million in the first six months of 1995 to $9.8 million in the first six months of 1996. The increase was primarily attributable to increased software license revenues and associated implementations both domestically and internationally.

         Cost of Revenues

                  Cost of Software Licenses. Cost of software licenses consists primarily of royalties payable for licensing of third-party software incorporated in the Company's products and commissions payable to third parties on sales of the Company's products. Cost of software licenses increased by 192% from $84,000 in the first six months of 1995 to $245,000 in the first six months of 1996, representing 2% of software license revenues in both years. The net increase is due to an increase in commissions payable to third parties, offset partially by a decrease in royalties payable to third parties.

                  Cost of Consulting, Maintenance and Other Services. Cost of consulting, maintenance and other services consists primarily of consultant salaries and other personnel related expenses incurred in system implementation projects and software support services. These costs increased by 47% from $4.4 million in the first six months of 1995 to $6.5 million in the first six months of 1996. These costs represented 61% and 67%, respectively, of consulting, maintenance and other services revenues in the first six months of 1995 and 1996. The increase in 1996 was primarily due to expenditures associated with the Company's international expansion.

         Gross Profit

                  Gross profit increased by 62%, from $8.1 million in the first six months of 1995 to $13.1 million in the first six months of 1996. Gross profit as a percentage of total revenues increased from 64% in the first six months of 1995 to 66% in the first six months of 1996. The increase was primarily attributable to a higher mix of software license revenues, which increased from 42% of total revenues to 51% of total revenues, offset partially by higher expenditures on consulting, maintenance and other services associated with the Company's international expansion.

         Operating Expenses

                  Product Development. Product development expenses increased by 109%, from $1.4 million in the first six months of 1995 to $2.9 million in the first six months of 1996, representing 11% and 14% of total revenues, respectively. The increase in product development expenses was primarily a result of an increase in the number of product development personnel from 31 as of June 30, 1995 to 71 as of June 30, 1996. Significant product development efforts in 1996 included the continued development of ODBMS and WinDSS and continued enhancements to MMS. The Company believes that a continued commitment to product development will be required for the Company to remain competitive. Accordingly, the Company intends to continue to allocate substantial resources to product development. Product

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

development costs subsequent to the achievement of technological feasibility have not been significant during these periods and, accordingly, all such costs have been expensed as incurred.

                  Sales and Marketing. Sales and marketing expenses increased by 47%, from $2.1 million in the first six months of 1995 to $3.2 million in the first six months of 1996, representing 17% and 16% of total revenues, respectively. The increase is due to the addition of sales and marketing personnel and related expenses to implement the Company's strategy to increase its presence in international and domestic markets.

                  General and Administrative. General and administrative expenses increased by 43%, from $1.5 million in the first six months of 1995 to $2.2 million in the first six months of 1996, representing 12% and 11% of total revenues, respectively. The increase was primarily due to increased bad debt expense, legal and accounting expenses and the addition of administrative personnel to support the Company's growth. The Company anticipates that general and administrative expenses may continue to increase in absolute dollars as the Company expands its operations.

                  Provision for Income Taxes. Substantially all U.S. federal income through March 30, 1995 was attributed to the stockholders of the Predecessor Companies, reflecting the prior S Corporation status of certain Predecessor Companies. Accordingly, the Company's tax provisions do not include U.S. federal income taxes through that date. Pro forma income tax provisions have been presented for 1995 in order to indicate the tax provision that would have been recorded had all income been taxable to the Company. The income tax provisions include tax provisions for U.S. federal income taxes and reflect effective tax rates of 38% in the first six months of 1995 and 40% in the first six months of 1996. Such tax rates approximate statutory federal, state and foreign tax rates after a reduction for U.S. research and development expense tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through cash generated from operations, and, to a lesser extent, borrowings under its bank line of credit. In addition, the Company's initial public offering in March 1996 provided net cash of $25.3 million. As of June 30, 1996, the Company had $14.7 million in cash and cash equivalents.

         The Company's operating activities provided cash of $3.9 million and $3.5 million in the six months ended June 30, 1995 and 1996, respectively. Cash from operating activities arose principally from the Company's profitable operations and was utilized for working capital purposes, primarily increases in accounts receivable and prepaid and other current assets.

         Cash used in investing activities in the six months ended June 30, 1995 was $14.9 million, and cash of $13.4 million was provided by investing activities in the six months ended June 30, 1996, both of which were primarily comprised of certain transactions from the Company's Reorganization, which was effective March 30, 1995. Investing activities in the six months ended June 30, 1995 consisted primarily of the acquisition of $14.2 million of restricted short-term investments used for the repayment of stockholder notes. In the six months ended June 30, 1996, these investments were redeemed and the notes were repaid.

         Cash provided by financing activities was $9.5 million in the six months ended June 30, 1995 and cash of $2.8 million was used in financing activities in the six months ended June 30, 1996. Financing activities in the six months ended June 30, 1995 consisted primarily of Reorganization transactions, which provided net cash of approximately $8.4 million and were comprised of the sale of Series A Preferred Stock, dividends to S Corporation stockholders, other distributions made to the Predecessor Companies' stockholders, and $1.0 million in borrowings under the Company's bank line of credit. Financing activities in the six months ended June 30, 1996 consisted primarily of the initial public offering transactions, which provided net cash of approximately $12.6 million and were comprised of the issuance of Common Stock, redemption of Preferred Stock, and repayment of notes and interest payable to stockholders. The remaining activities during the six months ended June 30, 1996 were the completion of Reorganization transactions which used $14.6 million of cash and were comprised of the repayment of notes and interest payable to stockholders and $575,000 in repayment of borrowings under the Company's bank line of credit.

         At June 30, 1996, the Company had cash and cash equivalents of $14.7 million and was engaged in negotiations to secure a $5.0 million secured line of credit with Bank of America Arizona. The Company anticipates that borrowings under the line of credit will bear interest based upon the bank's publicly announced reference rate and that the line of credit will expire July 1, 1998, at which time the Company expects to seek renewal.

         Capital expenditures were approximately $681,000 and $1.3 million in the six months ended June 30, 1995 and 1996, respectively. These expenditures were for property and equipment, primarily computer hardware and furniture and fixtures. The Company does not anticipate significant capital expenditures.

         The Company believes that the net proceeds from its initial public offering, the bank line of credit referenced above and funds generated from operations will provide adequate liquidity to meet the Company's planned capital and operating requirements for at least the next twelve months. Thereafter, if the Company's plans change, the Company may find it necessary to seek additional sources of financing to support its capital needs, but there can be no assurance that such financing will be available on commercially reasonable terms, if at all.


RISK FACTORS

         The Company's business is subject to a number of risks, several of which are described below. The reader is urged to consider the more comprehensive summary of such risks found in the Company's Registration Statement on Form S-1 (No. 333-748), which was declared effective on March 14, 1996.

         Fluctuations in Quarterly Operating Results. The Company's quarterly operating results have varied and are expected to vary significantly in the future. These fluctuations may be caused by many factors, including, among others: the size and timing of individual orders;

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

         The Company's expense levels are based, in part, on its expectations as to future revenues and to a large extent are fixed. Licenses of the Company's products are typically accompanied by a significant amount of systems implementation consulting. The Company's consulting resources must be managed to meet future sales, and additional consulting personnel must be hired and trained in advance of anticipated license revenues. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall and, accordingly, any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders would have an almost immediate adverse affect on the Company's operating results.

         As a result of the foregoing and other factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Fluctuations in operating results may also result in volatility in the price of the shares of the Company's Common Stock.

         Dependence on Retail Industry. The Company has derived substantially all of its revenues to date from the license of software products and related services to the retail industry, and its future growth is critically dependent on increased sales to the retail industry. The success of the Company's customers is intrinsically linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, the Company believes the license of its products is relatively discretionary and generally involves a significant commitment of capital, because the Company's products are often accompanied by large scale hardware purchases or commitments. As a result, although the Company believes its products can assist retailers in a competitive environment, demand for the Company's products and services could be disproportionately affected by instability or downturns in the retail industry which may cause customers to exit the industry or delay, cancel or reduce any planned expenditures for information management systems and

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

software products. There can be no assurance that the Company will be able to continue its revenue growth or sustain its profitability on a quarterly or annual basis or that its results of operations will not be adversely affected by continuing or future downturns in the retail industry.

         Management of Growth. The growth in the size and complexity of the Company's business and the expansion of its product lines and its customer base have placed and are expected to continue to place a significant strain on the Company's management and operations. The Company anticipates that continued growth, if any, will require it to recruit and hire a substantial number of new employees, including consulting and product development personnel, both domestically and abroad. There can be no assurance that qualified personnel could be located or retained in a timely manner. In the event the Company is unable to hire the necessary personnel to support planned growth, or to increase sufficiently its consulting capacity, the Company may be required to forego licensing opportunities or become increasingly dependent on systems integrators and professional consulting firms to provide implementation services for its products. The Company's ability to undertake new projects and increase license revenues is substantially dependent on the availability of the Company's consulting personnel to assist in the licensing and implementation of the Company's solutions. The Company currently is attempting to increase consulting capacity in anticipation of future sales. To the extent such sales fail to materialize, the Company's operating results would be adversely affected. The Company believes that supporting greater than anticipated growth in product licensing would require the Company to rapidly hire skilled additional personnel for the Company's consulting services group. There can be no assurance that the Company will be able to manage or continue to manage its recent or any future growth, and any failure to do so would have a material adverse effect on the Company's business, operating results and financial condition.

         Product Concentration. The Company has derived substantially all of its revenues from the license of a limited number of information management software applications for the retail industry and consulting and maintenance services related to such applications. Software licenses and related consulting, maintenance and other services revenues from the Company's MMS product line represented over 90% of the Company's revenues in each of the three most recent fiscal years, and were approximately 90% of the Company's revenues in the six months ended June 30, 1996. The Company expects that revenues related to this product will continue to account for a majority of the Company's total revenues for the foreseeable future. The life cycle of the MMS product line is difficult to estimate, due in large measure to the potential effect of new products, applications and product enhancements, including those introduced by the Company, changes in the retail industry and future competition. The Company believes MMS is a maturing product line in the U.S., and in fiscal year 1995 experienced a decline in domestic MMS license revenues due in part to competitive pricing pressures. Any continued decline, to the extent not offset by increases in international revenues or licenses of other products, would have a material adverse effect on the Company's business, operating results and financial condition.

         Uncertain Market for ODBMS and WinDSS. The Company has recently released ODBMS and WinDSS, its next generation open, client/server solutions, in limited beta installations. The retail industry has only recently begun limited adoption of open, client/server information systems. The Company believes that retailers in general may be relatively cautious

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


in adopting new technologies. In addition, many retailers do not have the personnel or staff required to implement, operate and maintain an open, client/server system, and the difficulties associated with implementing new technology may slow or prevent adoption of the Company's new products. Because the market for these products is new and evolving, it is difficult to assess or predict with any assurance the growth rate, if any, and size of this market. There also can be no assurance that the market for ODBMS or WinDSS will develop, or that either of these products or related services will be adopted or utilized. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

         The Company is directing a significant amount of its product development expenditures to the on-going development of ODBMS and WinDSS and plans to devote a significant amount of its future sales and marketing resources to the full commercial introduction of ODBMS and WinDSS. A significant effort is still required to develop and release additional application modules for these products. The Company has limited experience in developing and marketing products for open system applications, and ODBMS and WinDSS have not yet been fully implemented in customers' environments. As a result, there can be no assurance that ODBMS and WinDSS will not require substantial software enhancements or modifications to satisfy performance requirements of customers or to fix design defects or previously undetected errors. It is common for complex software programs such as ODBMS and WinDSS to contain undetected errors when first released, which are discovered only after the product has been used over time with different computer systems and in varying applications and environments. While the Company is not aware of any significant technical problems with these products, there can be no assurance that errors will not be discovered, or, if discovered, that they will successfully corrected on a timely basis, if at all. The Company's future business growth is substantially dependent on the development, introduction and market acceptance of ODBMS and WinDSS. Should the Company fail to release a fully commercial version of ODBMS and WinDSS, if customers experience significant problems with implementation of the software or are otherwise dissatisfied with the functionality or performance of ODBMS or WinDSS, or if either of these products fails to achieve market acceptance for any reason, the Company's business, operating results and financial condition will be materially adversely affected.

         International Operations. In 1993, 1994, 1995 and the first six months of 1996, international revenues, which include revenues from international subsidiaries and export sales, comprised approximately 31%, 28%, 39% and 37%, respectively, of the Company's revenues. The Company expects that international revenues will continue to account for a significant percentage of the Company's revenues for the foreseeable future, and the Company intends to expand its international operations. The Company has only limited experience in developing localized versions of its products and in marketing and distributing its products internationally. International roll-out of the Company's products requires significant investment by the Company in advance of anticipated future revenues. The opening of new offices by the Company typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products into a new market. There can be no assurance that the countries in which the Company operates will have a sufficient pool of qualified personnel for the Company to hire from, or that the Company will be successful at hiring, training or retaining such

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

personnel. The inability of the Company to successfully expand its international operations in a timely manner could materially adversely affect the Company's business, operating results and financial condition.

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

         Product Defects; Product Liability; Risk of Integration Difficulties. The Company's software products are highly complex and sophisticated and could, from time to time, contain design defects or software errors that could be difficult to detect and correct. In addition, implementation of the Company's products generally involves a significant amount of customer-specific customization and may involve integration with systems developed by third parties. Despite extensive testing, the Company from time to time has discovered defects or errors in its products or custom modifications only after its systems have been used by many customers. The Company has also experienced delays in shipment of products during the period required to correct such errors. In addition, the Company or its customers may from time to time experience difficulties relating to the integration of the Company's products with other hardware or software in the customer's environment that are unrelated to defects in the Company's products. There can be no assurance that such defects, errors or difficulties will not cause future delays in product introductions and shipments, result in increased costs and diversion of development resources, require design modifications or impair customer satisfaction with the Company's products. Since the Company's products may be used by its customers to perform mission-critical functions, design defects, software errors, misuse of the Company's products, incorrect data from external sources or other potential problems within or out of the Company's control that may arise from the use of the Company's products could result in financial or other damages to the Company's customers. The Company does not maintain product liability insurance. Although the Company's license agreements with its customers typically contain provisions designed to limit

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

the Company's exposure to potential claims as well as any liabilities arising from such claims, such provisions may not effectively protect the Company against such claims and the liability and costs associated therewith. Accordingly, any such claim could have a material adverse effect upon the Company's business, operating results and financial condition. The Company provides warranties for its products for a period of time (usually 6 or 12 months) after the software is installed and, if applicable, accepted by the licensee. The Company's license agreements generally do not permit product returns by the customer, and product returns and warranty expense for 1993, 1994, 1995 and the first six months of 1996 represented less than two percent of total revenues during each of such periods. However, no assurance can be given that product returns will not increase as a percentage of total revenues in future periods.


PART II:  OTHER INFORMATION

Item 1:  Legal Proceedings:

         In February 1996, a dispute arose with one of the Company's customers. The Company recently initiated arbitration proceedings against the customer in an effort to collect remaining amounts payable pursuant to its contract with the customer. The customer counterclaimed for refund of amounts paid and the Company is vigorously defending such counterclaim. While the arbitration proceedings remain ongoing, the parties are engaged in settlement negotiations. While management believes, based upon information currently available, that a settlement can be reached upon terms acceptable to the Company, there can be no assurance that such will be the case or that any settlement can be reached in this matter. The Company does not believe that the ultimate outcome of this proceeding will have a material adverse effect on the Company.

         In May 1996, Niederhoffer and Niederhoffer, Inc. ("Neiderhoffer") filed a demand for arbitration (the "Demand") with the American Arbitration Association in New York, New York asserting a claim for a finder's fee against JDA Software Services, Inc., a wholly owned subsidiary of the Company. Neiderhoffer's claim relates to an investment in the Company in March, 1995 by six investment funds advised by TA Associates, Inc. and its affiliates, and the related establishment of the Company and reorganization of the Company's wholly owned subsidiaries into their current organizational structure. In the Demand, Neiderhoffer claims damages of approximately $770,000 and asserts a right to 504,000 shares of the Company's Common Stock. The Company believes it has meritorious defenses to Neiderhoffer's claims and intends to defend the arbitration vigorously. Because the arbitration is in an early stage and discovery has not yet been conducted, the Company cannot determine the total expense or possible damages, if any, that may be incurred in the arbitration proceedings or as a result of a settlement or an arbitration award. After consideration of the claims and information available to management regarding the arbitration, and after consultation with legal counsel, management believes that the resolution of this matter will not have a material adverse effect on the Company's operating results and financial condition. However, the results of arbitration proceedings are inherently unpredictable, and no assurance can be given that the arbitration will not have a material adverse effect on the Company's business, operating results and financial condition.

Item 6:  Exhibits and Reports on Form 8-K:

         (a)      Exhibits:

                  See Exhibit Index.

         (b)      Reports on Form 8-K:

                  No Reports on Form 8-K were filed during the quarter ended June 30, 1996.

                            JDA SOFTWARE GROUP, INC.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    JDA SOFTWARE GROUP, INC.


Dated:  August 14, 1996            By: /s/ Thomas M. Proud
                                        ----------------------------------------
                                        Thomas M. Proud
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
- ------                             -----------
 3.1*  Second Restated Certificate of Incorporation of the Company.

 3.2*  Bylaws.

 4.1*  Stock Redemption Agreement among the Company, James D. Armstrong and
       Frederick M. Pakis dated March 30, 1995.

10.1*  Employment Agreement between James D. Armstrong and JDA Software, Inc.
       dated March 30, 1995, as amended.

10.2*  Employment Agreement between Frederick M. Pakis and JDA Software, Inc.
       dated March 30, 1995, as amended.

10.3*  Employment Agreement between James L. Smith and JDA Software, Inc.
       dated March 30, 1995, as amended.

10.4 Second Amendment to Employment Agreement between James D. Armstrong and JDA Software, Inc. dated April 23, 1996.

10.5 Second Amendment to Employment Agreement between Frederick M. Pakis and JDA Software, Inc. dated April 23, 1996.

10.6   Second Amendment to Employment Agreement between James L. Smith and
       JDA Software, Inc. dated April 23, 1996.

11.1*  Statement regarding computation of earnings per share.

27     Financial Data Schedule.

* Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-748), declared effective on March 14, 1996.