Form 10-Q
period 1996-09-30
JDA SOFTWARE GROUP INC
filed 1996-11-12
CIK 1006892

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                    FORM 10-Q

(Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                         Commission File Number: 0-27876

                            JDA SOFTWARE GROUP, INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                              86-0787377
      -------------------------------             -------------------
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
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 12,365,237 as of November 6, 1996.

                            JDA SOFTWARE GROUP, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                 PAGE NO.
                                                                                 --------
PART I:  FINANCIAL INFORMATION

         Item 1:  Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30,
                  1996 and December 31, 1995                                         3

                  Condensed Consolidated Statements of Income for the Three
                  Months Ended September 30, 1996 and 1995 and the Nine Months
                  Ended September 30, 1996 and 1995                                  4

                  Condensed Consolidated Statements of Cash Flows for the Nine
                  Months Ended September 30, 1996 and 1995                           5

                  Notes to Condensed Consolidated Financial Statements               6


         Item 2:  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                9


PART II:  OTHER INFORMATION

          Item 1:  Legal Proceedings                                                21

          Item 6:  Exhibits and Reports on Form 8-K                                 21

          Signature                                                                 22

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 and DECEMBER 31, 1995
                           (in thousands; unaudited)

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                          1996             1995
                                                                     -------------     ------------
                                     ASSETS
CURRENT ASSETS:
         Cash and cash equivalents..............................       $  14,411         $    498
         Restricted investments.................................              --           14,649
         Accounts receivable - net..............................          15,924            9,835
         Prepaid expenses and other current assets..............             575              277
         Deferred tax assets....................................             460              426
                                                                       ---------          -------
                  Total current assets..........................          31,370           25,685
                                                                       ---------          -------
         Goodwill, net..........................................           1,667               --
         Property and equipment, net............................           4,010            2,410
                                                                       ---------          -------
                                     TOTAL......................       $  37,047          $28,095
                                                                       =========          =======



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Bank line of credit....................................              --         $    575
         Amounts payable to stockholders........................              --           19,913
         Accounts payable.......................................       $     615              881
         Income taxes payable...................................             663              300
         Accrued and other liabilities..........................           5,148            2,642
         Deferred revenue.......................................           1,816              767
                                                                       ---------          -------
                  Total current liabilities.....................           8,242           25,078
                                                                       ---------          -------
         Other liabilities......................................             224              309
                                                                       ---------          -------
                  Total liabilities.............................           8,466           25,387
                                                                       ---------          -------
Series A redeemable convertible preferred stock.................              --           15,000

Total stockholders' equity (deficit)............................          28,581          (12,292)
                                                                       ---------          -------
                                     TOTAL......................       $  37,047          $28,095
                                                                       =========          =======

            See notes to condensed consolidated financial statements.

                    JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data; unaudited)

                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                     September 30,
                                                         ---------------------             --------------------
                                                         1996             1995             1996            1995
                                                         ----             ----             ----            ----
REVENUES:
  Software licenses...............................      $6,098          $4,156          $16,153        $ 9,498
  Consulting, maintenance and other
    services......................................       6,416           4,050           16,201         11,313
                                                        ------          ------          -------        -------
         Total revenues...........................      12,514           8,206           32,354         20,811
                                                        ------          ------          -------        -------

COST OF REVENUES:
  Software licenses...............................          21              63              266            147
  Consulting, maintenance and other
    services......................................       4,633           2,714           11,154          7,157
                                                        ------          ------          -------        -------
         Total cost of revenues...................       4,654           2,777           11,420          7,304
                                                        ------          ------          -------        -------

GROSS PROFIT......................................       7,860           5,429           20,934         13,507
                                                        ------          ------          -------        -------

OPERATING EXPENSES:
  Product development.............................       1,728           1,015            4,593          2,384
  Sales and marketing.............................       1,630           1,440            4,783          3,588
  General and administrative......................       1,191           1,071            3,386          2,607
                                                        ------          ------          -------        -------
         Total operating expenses.................       4,549           3,526           12,762          8,579
                                                        ------          ------          -------        -------

INCOME FROM OPERATIONS............................       3,311           1,903            8,172          4,928
  Interest (income) expense - net.................        (173)            119             (277)           311
                                                        ------          ------          -------        -------
INCOME BEFORE INCOME TAXES........................       3,484           1,784            8,449          4,617
  Provision for income taxes......................       1,396             418            3,375            787
                                                        ------          ------          -------        -------
NET INCOME........................................      $2,088          $1,366          $ 5,074        $ 3,830
                                                        ======          ======          =======        =======
NET INCOME PER SHARE..............................      $ 0.17                           $ 0.43
                                                        ======                          =======

PRO FORMA:
  Income before income taxes......................                      $1,784                          $4,617
  Provision for income taxes......................                         674                           1,743
                                                                        ------                          ------
  Pro forma net income............................                      $1,110                          $2,874
                                                                        ======                          ======
  Pro forma net income per share..................                       $0.11                           $0.27
                                                                        ======                          ======

SHARES USED IN PER SHARE CALCULATION .............      12,283          10,952          11,884          10,952
                                                        ======          ======          ======          ======



            See notes to condensed consolidated financial statements.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                  1996             1995
                                                              ------------     ------------
                                                                       (UNAUDITED)
OPERATING ACTIVITIES:
  Net income (loss).......................................     $  5,074         $ 3,830
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization.........................          802             242
    Allowance for doubtful accounts.......................          349             195
    Deferred income taxes.................................          269             (90)
  Changes in assets and liabilities, net of effects from
    purchase of JDA Canada:
    Accounts receivable...................................       (5,788)         (1,525)
    Receivables from related parties......................                          183
    Prepaid expenses and other current assets.............          (36)           (736)
    Accounts payable......................................         (325)             (7)
    Accrued and other liabilities.........................        2,193           1,097
    Deferred revenue......................................        1,049             147
    Interest payable to stockholders......................         (732)
                                                               --------         -------
        Net cash provided by operating activities.........        2,855           3,336
                                                               --------         -------
INVESTING ACTIVITIES:
  Purchase of investments.................................                      (14,432)
  Redemption of investments...............................       14,649
  Cash acquired from purchase of TDA Canada...............          214
  Purchase of equipment and leasehold improvements........       (2,154)           (820)
                                                               --------         -------
        Net cash (used in) provided by investing
          activities......................................       12,709         (15,252)
                                                               --------         -------
FINANCING ACTIVITIES:
  Initial public offering transactions:
    Issuance of common stock..............................       25,301
    Redemption of Series B preferred stock................       (7,500)
    Payments on notes to stockholders.....................       (4,881)
  Stockholder transactions:
    Issuance of redeemable preferred stock -- net.........                       14,792
    Reorganization distribution...........................                       (2,294)
    Dividends.............................................                       (3,897)
    Payments on notes payable to stockholders.............      (14,300)           (354)
    Cash capital contribution from S Corporation
      stockholders........................................
    Issuance of common stock..............................
  Net borrowings (payments) on bank line of credit........         (575)          1,130
  Issuance of common stock -- employee stock purchase
    plan..................................................          425
  Capital lease payments and other........................         (121)             (7)
                                                               --------        --------
        Net cash provided by (used in) financing
          activities......................................       (1,651)          9,370
                                                               --------        --------
NET (DECREASE) INCREASE IN CASH...........................       13,913          (2,546)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............          498           2,913
                                                               --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................     $ 14,411        $    367
                                                               ========        ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest..............................................     $  1,302         $    40
                                                               ========        ========
    Income taxes..........................................     $  2,878         $    15
                                                               ========        ========
  Assets under capital lease............................       $    176         $   159
                                                               ========        ========
  Net issuance of common stock against additional
    paid-in capital.....................................                        $    66
                                                                               ========
  Distributions to stockholders paid with a
    note payable........................................                        $17,690
                                                                               ========
Conversion of Series A preferred stock....................     $  7,500
                                                               ========
Acquisition of JDA Canada:
  Common stock issued.....................................     $  2,542
  Fair value of assets acquired, other than cash..........       (1,149)
  Liabilities assumed.....................................          499
  Goodwill................................................       (1,678)
                                                               ========
  Cash acquired...........................................     $    214
                                                               ========

           See notes to condensed consolidated financial statements.

                            JDA SOFTWARE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2.   COMPLETION OF INITIAL PUBLIC OFFERING

     On March 15, 1996, the Company successfully completed its initial public offering of common stock. The Company sold 2,182,866 shares of common stock in the initial public offering for $25,301,290 net of issuance costs of $1,089,560.

     In March 1996, subsequent to the initial public offering, all outstanding shares of the Series A Redeemable Convertible Preferred Stock were converted into (1) 2,800,000 shares of common stock and (2) 1,250,004 shares of Series B Redeemable Preferred Stock. The Series B Redeemable Preferred Stock was then redeemed for $7,500,000 in cash.

3.   ACQUISITION OF JDA SOFTWARE SERVICES LTD.

     On August 15, 1996, the Company acquired JDA Software Canada Ltd. (formerly known as JDA Software Services Ltd.) ("JDA Canada") for 143,926 shares of common stock. JDA Canada was previously an affiliated company, but has been independently owned since 1987. The acquisition was accounted for as a purchase resulting in goodwill of $1,677,507, which will be amortized over 15 years. Unaudited pro-forma operating results for the year ended December 31, 1995, and the nine months ended September 30, 1996, assuming that the acquisition had occurred at the beginning of the applicable year are as follows:

                                                                YEAR ENDED         NINE MONTHS ENDED
                                                             DECEMBER 31, 1995     SEPTEMBER 30, 1996
                                                             -----------------     ------------------
Revenues...................................................     $33,273,314           $ 35,026,070
                                                                  =========              =========
Net income.................................................     $ 4,318,633           $  5,099,379
                                                                  =========              =========
Net income per share.......................................     $      0.39           $       0.43
                                                                  =========              =========

4.   NET INCOME PER SHARE

     Income per common and common equivalent share for the nine months ended September 30, 1996 is computed on the weighted average number of common shares outstanding during the period and includes the effect of shares issuable upon exercise of stock options utilizing the treasury stock method when the effect of such issuance is dilutive.

5.   STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". The adoption of SFAS No. 121 had no effect on these interim unaudited condensed consolidated financial statements.

6.   COMMON STOCK OFFERING

     The Company is preparing for a common stock offering of an aggregate of 2,450,000 shares, of which 750,000 will be sold by the Company and 1,700,000 shares will be sold by selling stockholders.

7.   RELATED PARTIES

     In March 1996, with the proceeds of the initial public offering, the Company repaid notes of $4,880,832 held by stockholders.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   UNAUDITED


8.   LITIGATION

     In February 1996, a dispute arose with one of the Company's customers. The Company initiated arbitration proceedings against the customer in an effort to collect approximately $100,000 in remaining amounts due pursuant to its contract with the customer. The customer counterclaimed for a full refund of the approximately $985,000 previously paid to the Company, and the Company is vigorously defending such counterclaim. The arbitration proceedings remain ongoing, and the parties are engaged in settlement negotiations. Although management believes, based upon information currently available, that a settlement can be reached upon terms acceptable to the Company, there can be no assurance that such will be the case or that any settlement can be reached in this matter. The Company does not believe that the ultimate outcome of this proceeding will have a material adverse effect on the Company.

     In May 1996, Niederhoffer and Niederhoffer, Inc. ("Niederhoffer") filed a demand for arbitration asserting a claim against JDA Software Services, Inc., a wholly owned subsidiary of the Company. Niederhoffer's claims are based upon an agreement between it and JDA Software Services, Inc. dated April 6, 1990 (the "Finder's Agreement"). Niederhoffer alleges entitlement to a finder's fee in connection with the purchase of convertible preferred stock in the Company in March 1995 by six investment funds advised by TA Associates, Inc. and its affiliates ("TA Investment"), and a claim for Common Stock arising from the related establishment of the Company and reorganization of the Company's wholly owned subsidiaries pursuant to which Company Common Stock was issued to such subsidiaries' stockholders (the "Reorganization"). In the arbitration, Niederhoffer claims damages of approximately $770,000 and asserts a right to 504,000 shares of the Company's Common Stock.

     The Company is contesting both the applicability of the Finder's Agreement to the TA Investment and the related Reorganization and the measurement of the damages as claimed by Niederhoffer. The arbitration is expected to be concluded in December 1996, with the arbitrators' decision rendered following conclusion of the arbitration.

     The Company and its counsel believe that the Company has meritorious defenses to Niederhoffer's claims, and the Company intends to vigorously defend its position in the arbitration. However, since the results of arbitration proceedings are inherently unpredictable, no assurance can be given with respect to the arbitration's outcome or the total expense or possible damages, if any, that may be incurred in the arbitration proceedings or as a result of a settlement or an arbitration award. In the event the arbitration panel concludes that the TA Investment and related Reorganization fell within the scope of the Finder's Agreement, and further agrees with Niederhoffer's assessment of damages, the Company could be required to make cash payments as well as issue to Niederhoffer up to 504,000 shares of the Company's Common Stock or make an additional cash payment to Niederhoffer based upon the arbitrators' determination of the value of such shares. The Company believes that an arbitrators' decision to award up to 504,000 shares of Common Stock to Niederhoffer based upon a determination that such shares were issuable as a result of the TA Investment would be treated as a charge to additional paid-in capital. Such charge would reduce additional paid-in capital by the amount of any cash paid plus the value of the Common Stock issued, valued as of the date of the TA Investment. However, any cash awarded in lieu of shares in excess of the value of such shares at the date of the TA Investment would be recorded as litigation expense and could have an immediate and material adverse effect on the Company's operating results. In addition, any cash awarded to Niederhoffer would reduce the Company's available liquidity. Any shares of Common Stock awarded to Niederhoffer would have a dilutive effect on the Company's earnings per share.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

9.   STOCK OPTIONS

     The following is a summary of changes in outstanding options related to:

                                                         NUMBER OF          EXERCISE
                                                          SHARES              PRICE
                                                         ---------       ---------------
        The 1995 Option Plan:
        Outstanding at December 31, 1995...............  1,107,138        $3.50 to $5.25
          Exercised....................................   (175,896)       $3.50 to $4.25
                                                         ---------
        Outstanding at September 30, 1996..............    931,242        $3.50 to $5.25
                                                          ========
        Exercisable at September 30, 1996..............    512,708        $3.50 to $5.25
                                                          ========
        The 1996 Option Plan:
        Outstanding at December 31, 1995...............          0
          Granted......................................    305,000       $9.60 to $19.75
          Cancelled or expired.........................         --
          Exercised....................................        (0)
                                                         ---------
        Outstanding at September 30, 1996..............    305,000       $9.60 to $19.75
                                                          ========
        Exercisable at September 30, 1996..............     20,000                 $9.60
                                                          ========

10.  LINE OF CREDIT

     The Company's $2,500,000 line of credit was increased to $5,000,000 on June 17, 1996 and bears interest at the bank's reference rate. The line of credit is no longer guaranteed by Armstrong and Pakis and matures July 1, 1998.

                                  * * * * * *

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     JDA is an international provider of comprehensive enterprise-wide software solutions that address the mission-critical business information requirements of retailing organizations. Prior to the Company's formation in connection with the Reorganization in March 1995, the Company's operations were conducted by the Predecessor Companies, the first of which was formed in November 1985. Certain of these Predecessor Companies operated as S Corporations for tax purposes prior to the Reorganization. Thus, for periods prior to the Reorganization, the Company's historical statements of operations do not include a provision for U.S. federal income taxes and reflect certain tax strategies. See "Reorganization and Prior S Corporation Status" and Note 1 of Notes to Consolidated Financial Statements.

     In 1986 the Company introduced MMS, its first enterprise retail information solution, based on the IBM AS/400 platform. The Company's development efforts through 1993 were focused exclusively on enhancements, revisions and upgrades to MMS, which is currently in its fourth generation release. In 1994, the Company acquired DSS, an in-store system, from JDA Software Services Ltd. ("JDA Canada"), a then-unaffiliated Canadian company. Since 1994 the Company has significantly increased its product development expenditures to develop products for emerging, open platforms. The Company began limited beta installations of ODBMS, an open, client/server enterprise system, and WinDSS, a Windows-based in-store system, in 1995 and 1996, respectively. The commercial general availability of ODBMS was announced in September 1996. On August 15, 1996 the Company acquired JDA Canada in exchange for 143,926 shares of the Company's newly issued Common Stock. The acquisition was accounted for as a purchase, and the Company recorded $1.67 million in goodwill which it is amortizing over 15 years.

     The Company has historically derived substantially all of its revenues from software licenses and consulting, maintenance and other services relating to MMS. The Company expects that revenues related to MMS, which accounted for 93%, 95%, 91% and 86% of total revenues in 1993, 1994, 1995 and the nine months ended September 30, 1996, respectively, will represent a smaller portion of the Company's total revenues as market acceptance of the Company's newer products, particularly ODBMS and WinDSS, increases. Revenues from MMS have grown in recent periods primarily as a result of the Company's increased international presence. The Company expects that revenues attributable to the license of MMS and ODBMS enterprise systems will continue to comprise the substantial majority of software licenses revenues for the foreseeable future.

     Consulting, maintenance and other services revenues are derived from a range of services, including system design and implementation and, to a lesser extent, software maintenance and support, and training. Historically, the level of consulting, maintenance and other services revenues has approximated on an annual basis the level of software license revenues. Consulting, maintenance and other services revenues were 53% of total revenues in 1993, 49% of total revenues in each of 1994 and 1995, and 50% of total revenues for the nine months ended September 30, 1996. Gross margin on consulting, maintenance and other services has historically been significantly lower than gross margin on software licenses and the Company expects this relationship to continue. Consulting, maintenance and other services in support of international licenses typically have lower gross margins than those achieved domestically due to generally lower prevailing billing rates in certain of the Company's international markets. Therefore, planned growth in the Company's international operations may result in further declines in gross margin on consulting, maintenance and other services.

     The Company is pursuing a strategy of addressing international markets by developing localized versions of its products and establishing international subsidiaries with direct sales and consulting capabilities. International revenues, which include revenues from international subsidiaries and export sales, comprised 31%, 28%, 39% and 43%, respectively, of total revenues in each of 1993, 1994, 1995 and the nine months ended September 30, 1996. The Company has operations in the U.K., Singapore, Canada, Chile, Mexico and Germany and plans to continue to expand its international infrastructure. The Company anticipates that international revenues will continue to increase as a percentage of total revenues. However, there can be no assurance that the Company's international expansion will be successful. In addition, the opening of new offices by the Company typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new customer base. Other risks inherent in the Company's international business activities include changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products, longer accounts receivable payment cycles, potentially adverse tax consequences, currency fluctuations, repatriation of earnings and burdens of complying with a wide variety of local laws.

     To the extent the Company's international operations expand, the Company expects that an increasing portion of its international license and consulting, maintenance and other services revenues will be denominated in foreign currencies, subjecting the Company to fluctuations in foreign currency exchange rates. Historically, the Company has conducted a substantial majority of its business in currencies which have been relatively stable, and exposure to fluctuations in such currencies has been considered minimal. Accordingly, the Company does not currently engage in foreign currency hedging transactions. However, as the Company continues to expand its international operations, exposures to gains and losses on foreign currency transactions may increase. The Company may choose to limit such exposure by entering into forward foreign exchange contracts or engaging in similar hedging strategies. There can be no assurance that any currency exchange strategy would be successful in avoiding exchange-related losses.

     The Company's revenues are derived primarily from non-refundable license fees for its software products and from fees for services complementary to its products, including software consulting, maintenance and training. The Company recognizes revenues in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 91-1, Software Revenue Recognition. Accordingly, software license revenue is recognized upon the shipment of a product to the customer if collection is probable and the Company's remaining obligations under the license agreement are insignificant. License revenues for licenses with remaining significant obligations are deferred until the Company's related obligations become insignificant. Consulting, maintenance and other services are performed and billed under separate agreements related to the implementation of the Company's software products, and such revenues generally are recorded when the services are performed. Maintenance revenues from ongoing customer support and product upgrades are billed on a monthly basis and are recorded as revenue in the applicable month.

RESULTS OF OPERATIONS

  Three Months Ended September 30, 1995 and 1996


     Revenues

     Total revenues were $8.2 million in the three months ended September 30, 1995 and $12.5 million in the comparable period of 1996, representing an increase of 52%. International revenues comprised 42% and 52% of total revenues in the three months ended September 30, 1995 and 1996, respectively. The increase in international revenues as a percentage of total revenues was primarily attributable to expanded sales and marketing efforts in Europe, Asia and Latin America, plus the acquisition of JDA Canada on August 15, 1996.

     Software Licenses. Software license revenues increased by 47% from $4.2 million in the three months ended September 30, 1995 to $6.1 million in the comparable period of 1996. The increase was primarily due to a 66% increase in international software licenses primarily attributable to expanded sales and marketing efforts in Europe, Asia and Latin America, plus the acquisition of JDA Canada, combined with a 23% increase in domestic licenses.

     Consulting, Maintenance and Other Services. Consulting, maintenance and other services revenues increased by 58% from $4.1 million in the three months ended September 30, 1995 to $6.4 million in the comparable period of 1996. The increase was primarily attributable to increased software license revenues and associated implementations, both internationally and domestically.

     Cost of Revenues

     Cost of Consulting, Maintenance and Other Services. Cost of consulting, maintenance and other services consists primarily of consultant salaries and other personnel related expenses incurred in system implementation projects and software support services. These costs increased by 71% from $2.7 million in the three months ended September 30, 1995 to $4.6 million in the comparable period of 1996. These costs represented 67% and 72%, respectively, of consulting, maintenance and other services revenues in the three months ended September 30, 1995 and 1996. The increase in 1996 was primarily due to expenditures associated with the Company's domestic and international growth and expansion. The Company anticipates that the costs of consulting, maintenance and other services will increase during 1997 both in absolute dollars and as a percentage of revenues due to the substantial increase in the number of consulting personnel the Company anticipates during that period. In their first year of employment by the Company, new consulting personnel typically spend between 2 and 10 weeks in training, during which period they do not generally generate revenues.

        Operating Expenses

     Product Development. Product development expenses increased by 70%, from $1.0 million in the three months ended September 30, 1995 to $1.7 million in the comparable period of 1996, representing 12% and 14% of total revenues, respectively. The increase in product development expenses was primarily a result of an increase in the number of product development personnel from 40 as of September 30, 1995 to 82 as of September 30, 1996. Significant product development efforts in 1996 included the continued development of ODBMS(TM) and WinDSS(TM) and continued enhancements to MMS(TM). The Company believes that a continued commitment to product development will be required for the Company to remain competitive. Accordingly, the Company intends to continue to allocate substantial resources to product development and product development expenses are expected to increase in absolute dollars in future periods. However, such expenses may fluctuate as a percentage of total revenues. Product development costs subsequent to the achievement of technological feasibility have not been significant during these periods and, accordingly, all such costs have been expensed as incurred.

     Sales and Marketing. Sales and marketing expenses increased by 13%, from $1.4 million in the three months ended September 30, 1995 to $1.6 million in the comparable period of 1996, representing 18% and 13% of total revenues, respectively. The dollar increase is due to the addition of sales and marketing personnel and related expenses to implement the Company's strategy to increase its presence in international and domestic markets.

     General and Administrative. General and administrative expenses increased by 11%, from $1.1 million in the three months ended September 30, 1995 to $1.2 million in the comparable period of 1996, representing 13% and 10% of total revenues, respectively. The dollar increase was primarily due to increased staffing and associated expenses necessary to support the Company's increased scale of operations. The Company anticipates that general and administrative expenses may continue to increase in absolute dollars, but may fluctuate as a percentage of total revenues, as the Company expands its operations.

     Provision for Income Taxes. The income tax provisions include tax provisions for U.S. federal income taxes and reflect effective tax rates of 38% (pro forma) in the three months ended September 30, 1995 and 40% in the comparable period of 1996. Such tax rates approximate statutory federal, state and foreign tax rates after a reduction for U.S. research and development expense tax credits.

  Nine Months Ended September 30, 1995 and 1996

     Revenues

     Total revenues increased by 55% from $20.8 million for the first nine months ended September 30, 1995 to $32.4 million in the comparable period of 1996. The increase is primarily due to increases in software licenses resulting from expanded sales and marketing efforts both domestically and internationally, combined with increases in consulting, maintenance and other services from associated implementations. International revenues comprised 39% and 43% of total revenues in the first nine months of 1995 and 1996, respectively.

     Software Licenses. Software license revenues increased by 70% from $9.5 million for the nine months ended September 30, 1995 to $16.2 million in the comparable period in 1996. The increase resulted from expanded sales and marketing efforts in both domestic and international markets, and was comprised of increases in software license revenues of 59% domestically and 81% internationally.

     Consulting, Maintenance and Other Services. Consulting, maintenance and other services revenues increased by 43% from $11.3 million for the nine months ended September 30, 1995 to $16.2 million in the comparable period in 1996. The increase was primarily attributable to increased software license revenues and associated implementations both domestically and internationally.


     Cost of Revenues

     Cost of Software Licenses. Cost of software licenses consists primarily of royalties payable for licensing of third-party software incorporated in the Company's products and commissions payable to third parties on sales of the Company's products. Cost of software licenses increased by 81% from $148,000 in the nine months ended September 30, 1995 to $266,000 in the comparable period in 1996, representing less than 2% of software license revenues in both years. The increase was primarily attributable to increased software license revenues.

     Cost of Consulting, Maintenance and Other Services. Cost of consulting, maintenance and other services consists primarily of consultant salaries and other personnel related expenses incurred in system implementation projects and software support services. These costs increased by 56% from $7.2 million in the nine months ended September 30, 1995 to $11.2 million in the comparable period in 1996. These costs represented 63% and 69%, respectively, of consulting, maintenance and other services revenues, for the nine months ended September 30, 1995 and 1996. The increase in the comparable period in 1996 was primarily due to expenditures associated with the Company's domestic and international growth and expansion. The Company anticipates that the costs of consulting, maintenance and other services will increase during 1997 both in absolute dollars and as a percentage of revenues due to the substantial increase in the number of consulting personnel the Company anticipates during that period. In their first year of employment by the Company, new consulting personnel typically spend between 2 and 10 weeks in training, during which period they do not generally generate revenues.

     Operating Expenses

     Product Development. Product development expenses increased by 93% from $2.4 million for the nine months ended September 30, 1995 to $4.6 million in the comparable period in 1996, representing 11% and 14% of total revenues, respectively. The increase in product development expenses was primarily a result of an increase in the number of product development personnel from 40 as of September 30, 1995 to 82 as of September 30, 1996. Significant product development efforts in 1996 included the continued development of ODBMS and WinDSS and continued enhancements to MMS. The Company believes that a continued commitment to product development will be required for the Company to remain competitive. Accordingly, the Company intends to continue to allocate substantial resources to product development and product development expenses are expected to increase in absolute dollars in future periods. However, such expenses may fluctuate as a percentage of total revenues. Product development costs subsequent to the achievement of technological feasibility have not been significant during the period and, accordingly, all such costs have been expensed as incurred.

     Sales and Marketing. Sales and marketing expenses increased by 33% from $3.6 million for the nine months ended September 30, 1995 to $4.8 million for the comparable period in 1996, representing 17% and 15% of total revenues, respectively. The dollar increase was due to the addition of sales and marketing personnel and related expenses to implement the Company's strategy to increase its presence in international and domestic markets.

     General and Administrative. General and administrative expenses increased by 30% from $2.6 million for the nine months ended September 30, 1995 to $3.4 million for the comparable period in 1996, representing 13% and 10% of total revenues, respectively. The dollar increase was primarily due to increased staffing and associated expenses necessary to support the Company's increased scale of operations. The Company anticipates that general and administrative expenses may continue to increase in absolute dollars, but may fluctuate as a percent of total revenues, as the Company expands its operations.

     Provision for Income Taxes. Substantially all U.S. federal income through March 30, 1995 was attributed to the stockholders of the predecessor companies of the Company (the "Predecessor Companies"), reflecting the prior S Corporation status of certain Predecessor Companies. Accordingly, the Company's tax provisions do not include U.S. federal income taxes through that date. Pro forma income tax provisions have been presented for the nine months ended September 30, 1995 in order to indicate the tax provision that would have been recorded had all income been taxable to the Company. The income tax provisions include tax provisions for U.S. federal income taxes and reflect effective tax rates of 38% (pro forma) for the nine months ended September 30, 1995 and 40% for the comparable period in 1996. Such tax rates approximate statutory federal, state and foreign tax rates after a reduction for U.S. research and development expense tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily through cash generated from operations and, to a lesser extent, borrowings under its bank lines of credit. As of September 30, 1996, the Company had $14.4 million in cash and cash equivalents and $5.2 million available under its bank lines of credit.

     The Company's operating activities provided cash of $3.3 million and $2.9 million in the nine months ended September 30, 1995 and 1996, respectively. Cash from operating activities arose principally from the Company's profitable operations and was utilized for working capital purposes, principally increases in accounts receivable.

     Cash used in investing activities in the nine months ended September 30, 1995 was $15.3 million, and cash of $12.7 million was provided by investing activities in the comparable period of 1996. Such investing activities principally consisted of purchases of property and equipment and, in 1995, the acquisition of $14.4 million of restricted short-term investments used for the repayment of stockholder notes and the redemption of such investments in 1996.

     Cash provided by financing activities was $9.4 million in the nine months ended September 30, 1995 and cash of $1.7 million was used in financing activities in the comparable period of 1996. Financing activities in 1995 consisted primarily of borrowings under the bank line of credit, dividends and other distributions made to the Predecessor Companies' stockholders and the sale of Series A Preferred Stock to the Company's stockholders. Financing activities in the nine months ended September 30, 1996 consisted primarily of the issuance of 2,182,866 shares for the account of the Company in its initial public offering effective March 14, 1996, and the repayment of shareholder notes therefrom.

     Borrowings under the Company's secured line of credit with Bank of America Arizona bear interest based upon the bank's publicly announced reference rate. At September 30, 1996 the Bank of America credit line bore interest at 8.25% and no borrowings were outstanding under the line of credit. This line of credit expires July 1, 1998 and the Company intends to seek renewal at that time. JDA Canada has a cdn $200,000 secured line of credit with the Hongkong Bank of Canada. This line of credit bears interest at the bank's prime rate plus 1%, and expires on February 28, 1997. At September 30, 1996, no borrowings were outstanding under this line of credit.

     Capital expenditures were approximately $820,000 and $2.1 million in the nine months ended September 30, 1995 and 1996, respectively. These expenditures were for property and equipment, primarily computer hardware and furniture and fixtures. Within the next nine to twelve months, the Company anticipates acquiring the building currently utilized in the U.K. and making necessary capital expenditures to support growth.

     The Company believes that the net proceeds from its initial public offering, another proposed public offering of its Common Stock, its bank lines of credit and funds generated from operations will provide adequate liquidity to meet the Company's planned capital and operating requirements for at least the next twelve months. Thereafter, if the Company's spending plans change, the Company may find it necessary to seek to obtain additional sources of financing to support its capital needs, but there can be no assurance that such financing will be available on commercially reasonable terms, if at all.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RISK FACTORS

     This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended. Discussion containing such forward-looking statements may be found in the material set forth under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as within the Report generally. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and the matters set forth in this Report generally. The Company cautions the reader, however, that this list of factors may not be exhaustive. The Company's business is subject to a number of risks, several of which are described below. The reader is urged to consider the more comprehensive summary of such risks found in the Company's Registration Statement on Form S-1 (No. 333-748), which was declared effective on March 14, 1996, and the Company's Registration Statement on Form S-1
(No. 333-15659) filed on November 6, 1996.

     Fluctuations in Quarterly Operating Results. The Company's quarterly operating results have varied and are expected to continue to vary in the future. These fluctuations may be caused by many factors, including, among others: the size and timing of individual orders; competitive pricing pressures; customer order deferrals in anticipation of new products; variation of consulting, maintenance and other services as a percentage of total revenues; timing of introduction or enhancement of products by the Company or its competitors; market acceptance of new products; technological changes in platforms supporting the Company's products; changes in networking or communication technology; changes in the Company's operating expenses; personnel changes; foreign currency exchange rates; fluctuations in the level of warranty claims; and general industry and economic conditions.

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

     Historically, a significant portion of the Company's quarterly revenues have been derived from relatively large licenses to a limited number of customers, and the Company currently anticipates that this trend will continue. Any significant cancellation or deferral of customer orders could have a material adverse effect on the Company's operating results in any particular quarter.

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

     Dependence on Retail Industry. The Company has derived substantially all of its revenues to date from the license of software products and related services to the retail industry, and its future growth is critically dependent on increased sales to the retail industry. The success of the Company's customers is intrinsically linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, the Company believes the license of its products is relatively discretionary and generally involves a significant commitment of capital, because the Company's products are often accompanied by large scale hardware purchases or commitments. As a result, although the Company believes its products can assist retailers in a competitive environment, demand for the Company's products and services could be disproportionately affected by instability or downturns in the retail industry which may cause customers to exit the industry or delay, cancel or reduce any planned expenditures for information management systems and software products. The Company also believes that the retail industry is experiencing a period of increased consolidation, which has in the past and may in the future affect the demand for the Company's products. Recent results in the overall retail industry have been disappointing, and the Company anticipates that existing or prospective customers may be experiencing or may in the future experience severe financial hardship. There can be no assurance that the Company will be able to continue its revenue growth or sustain its profitability on a quarterly or annual basis or that its results of operations will not be adversely affected by continuing or future downturns in the retail industry. Any resulting decline in demand for the Company's products and services would have a material adverse effect on the Company's business, results of operations and financial condition.

     Management of Growth. The growth in the size and complexity of the Company's business and expansion of its product lines and its customer base have placed and are expected to continue to place a significant strain on the Company's management and operations. The Company anticipates that continued growth, if any, will require it to recruit and hire a substantial number of new employees, including consulting and product development personnel, both domestically and abroad. In particular, the Company's ability to undertake new projects and increase license revenues is substantially dependent on the availability of the Company's consulting personnel to assist in the licensing and implementation of the Company's solutions. The Company will not be able to continue to increase its business at historical rates without adding significant numbers of trained consulting personnel. Accordingly, the Company is currently attempting to significantly increase consulting capacity in anticipation of future revenues. In their first year of employment by the Company, new consulting personnel typically spend between 2 to 10 weeks in training, during which period they do not generally generate revenues. To the extent anticipated revenues fail to materialize following the hiring and training of new personnel, the Company's operating results would be adversely affected. There can be no assurance that qualified personnel will be located, retained or trained in a timely manner. In the event the Company is unable to increase sufficiently its consulting capacity, the Company may be required to forego licensing opportunities or become increasingly dependent on systems integrators and professional consulting firms to provide implementation services for its products. The Company's ability to compete effectively and to manage future growth, if any, also will depend on its ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage its work force. Accordingly, the Company's future operating results will depend on the ability of its management and other key employees to continue to implement and improve its systems for operations, financial control and information management, to recruit, train and manage its employee base, in particular its direct sales force and consulting services organization, and to deal effectively with third-party systems integrators and consultants. There can be no assurance that the Company will be able to manage or continue to manage its recent or any future growth, and any failure to do so would have a material adverse effect on the Company's business, operating results and financial condition.

     Ability to Attract and Retain Technical Personnel. The Company is heavily dependent upon its ability to attract, retain and motivate skilled technical and managerial personnel, especially highly skilled engineers involved in ongoing product development and consulting personnel who assist in the license and implementation of the Company's solutions. In particular, the Company's ability to install, maintain and enhance its enterprise products is substantially dependent upon its ability to locate, hire and train qualified software engineers. The market for such individuals is intensely competitive, particularly in foreign markets. In this regard the Company, as part of its strategy, plans to significantly increase the number of consulting personnel in connection with the roll-out of its ODBMS and WinDSS products and to support continued development and implementation of its MMS product line. Given the critical role of the Company's product development and consulting staffs, the inability to recruit successfully or the loss of a significant part of its product development or consulting staffs would have a material adverse effect on the Company. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company will be able to retain its current personnel, or that it will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract, hire or retain the necessary technical and managerial personnel could have a material adverse effect upon the Company's business, operating results and financial condition.

     Uncertain Market for ODBMS, WinDSS. The Company has recently released ODBMS in limited commercial installations and WinDSS in limited beta installations. Both products are open, client/server solutions. The retail industry has only recently begun limited adoption of open, client/server information systems. The Company believes that retailers in general may be relatively cautious in adopting new technologies. In addition, many retailers do not have the personnel or staff required to implement, operate and maintain an open, client/server system, and the difficulties associated with implementing new technology may slow or prevent adoption of the Company's new products. Because the market for these products is new and evolving, it is difficult to assess or predict with any assurance the growth rate, if any, and size of this market. There also can be no assurance that the market for ODBMS or WinDSS will develop, or that either of these products or related services will be adopted or utilized. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

     The Company is directing a significant amount of its product development expenditures to the ongoing development of ODBMS and WinDSS and a significant amount of its sales and marketing resources to the full commercial introduction of ODBMS and WinDSS. A significant effort is still required to develop and release additional application modules for these products. The Company has limited experience in developing and marketing products for open system applications, and ODBMS and WinDSS have not yet been fully implemented in customers' environments. As a result, there can be no assurance that ODBMS and WinDSS will not require substantial software enhancements or modifications to satisfy performance requirements of customers or to fix design defects or previously undetected errors. It is common for complex software programs such as ODBMS and WinDSS to contain undetected errors when first released, which are discovered only after the product has been used over time with different computer systems and in varying applications and environments. While the Company is not aware of any significant technical problems with these products, there can be no assurance that errors will not be discovered, or if discovered, that they will be successfully corrected on a timely basis, if at all. The Company's future business growth is substantially dependent on the continued development, introduction and market acceptance of ODBMS and WinDSS. Should the Company fail to release a fully commercial version of WinDSS, if customers experience significant problems with implementation of ODBMS and WinDSS or are otherwise dissatisfied with the functionality or performance of ODBMS or WinDSS, or if either of these products fails to achieve market acceptance for any reason, the Company's business, operating results and financial condition will be materially adversely affected.

     Product Concentration. The Company has derived substantially all of its revenues from the license of a limited number of information management software applications for the retail industry and consulting and maintenance services related to such applications. Software licenses and related consulting, maintenance and other services revenues from the Company's MMS product line represented over 90% of the Company's revenues in each of the three most recent fiscal years, and 86% for the nine months ended September 30, 1996. The Company expects that revenues related to this product will continue to account for a substantial but reduced percentage of total revenues as market acceptance of the Company's newer products increases. The life cycle of the MMS product line is difficult to estimate due in large measure to the potential effect of new products, applications and product enhancements, including those introduced by the Company, changes in the retail industry and future competition. The Company expects that revenues attributable to its MMS and ODBMS enterprise products will comprise the substantial majority of software license revenues for the forseeable future. Any decline in MMS revenues, to the extent not offset by increases in revenues from other products, would have a material adverse effect on the Company's business, operating results and financial condition.

     International Operations. In 1993, 1994, 1995 and the nine months ended September 30, 1996, international revenues, which include revenues from international subsidiaries and export sales, comprised approximately 31%, 28%, 39% and 43%, respectively, of the Company's revenues. The Company expects that international revenues will continue to account for a significant percentage of the Company's revenues for the foreseeable future, and the Company intends to continue expansion of its international infrastructure. Although the Company maintains operations in the U.K., Singapore, Canada, Chile, Mexico and Germany, and is currently investing significant resources in its international operations, there can be no assurance that the Company will be successful in expanding its international operations. The Company anticipates that continued growth of its international operations will require the Company to recruit and hire a number of new consulting, sales and marketing and support personnel in the countries in which the Company has established or will establish operations. In addition, the Company has only limited experience in developing localized versions of its products and in marketing and distributing its products internationally. International rollout of the Company's products requires significant investment by the Company in advance of anticipated future revenues. The opening of new offices by the Company typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. In particular, successful introduction of the Company's product into new markets requires the Company to locate and hire qualified local sales and consulting personnel and train them in the operation of the Company's products. There can be no assurance that the countries in which the Company operates will have a sufficient pool of qualified personnel for the Company to hire from, or that the Company will be successful at hiring, training or retaining such personnel. In addition, there can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products internationally. The inability of the Company to successfully expand its international operations in a timely manner could materially adversely affect the Company's business, operating results and financial condition.

     There are a number of other risks inherent in the Company's international business activities, including unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, potentially adverse tax consequences, currency fluctuations, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. In addition, consulting, maintenance and other services in support of international licenses typically have lower gross margins than those achieved domestically due to lower prevailing billing rates in certain of the Company's international markets. Therefore, planned growth in the Company's continued operations may result in further declines in gross margin on consulting, maintenance and other services. To the extent the Company's international operations expand, the Company expects that an increasing portion of its international license and consulting, maintenance and other services revenues will be denominated in foreign currencies, subjecting the Company to fluctuations in foreign currency exchange rates. The Company does not currently engage in foreign currency hedging transactions. However, as the Company continues to expand its international operations, exposures to gains and losses on foreign currency transactions may increase. The Company may choose to limit such exposure by entering into forward foreign exchange contracts or engaging in similar hedging strategies. There can be no assurance that any currency exchange strategy would be successful in avoiding exchange-related losses. In addition, revenues of the Company earned in various countries where the Company does business may be subject to taxation by more than one jurisdiction, thereby adversely affecting the Company's earnings.

     Competition. The market for retail information systems software is intensely competitive. The Company believes the principal competitive factors in such market are product quality, reliability, performance and price, vendor and product reputation, financial stability, features and functions, ease of use and quality of support. A number of companies offer competitive products addressing certain of the Company's target markets. In the enterprise systems market, the Company competes with in-house systems developed by the Company's targeted customers and with third-party developers such as Intrepid, Island Pacific, Radius PLC, Retek (which agreed in October 1996 to be acquired by HNC Software, Inc.), STS Systems and Richter Management Services, among others. In addition, the Company believes that new market entrants may attempt to develop fully integrated enterprise-level systems targeting the retail industry. In particular, SAP Aktiengesellschaft announced in August 1996 its intention to release an integrated client/server enterprise system competitive with the Company's products. In the in-store systems market, which is more fragmented than the enterprise market, the Company competes with major systems manufacturers such as AT&T/NCR, IBM and ICL, as well as software companies such as Applied Intelligence Group, CRS Business Computers, Inc., Post Software International, STS Systems, GERS Retail Systems and Gateway Data Sciences Corporation, among others. In the market for consulting services, the Company competes with major systems integrators such as Andersen Consulting, Deloitte & Touche LLP, Ernst & Young LLP and Price Waterhouse's Management Horizons Division, as well as independent consulting firms such as the ISSC Division of IBM. Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

     Technological Change; Market Acceptance of Evolving Standards. The computer software industry is subject to rapid technological change, changing customer requirements, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, the Company's position in its existing market or other markets that it may enter could be eroded rapidly by technological advancements not embraced by the Company. The life cycles of the Company's products are difficult to estimate. The products must keep pace with technological developments, conform to evolving industry standards and address increasingly sophisticated customer needs. In particular, the Company believes that it must continue to respond quickly to users' needs for broad functionality and multi-platform support and to advances in hardware and operating systems. Introduction of new products embodying new technologies and the emergence of new industry standards could render the Company's products obsolete and unmarketable. There can be no assurance that the Company will not experience future difficulties that could delay or prevent the successful development, introduction and marketing of new products, or that new products and product enhancements will meet the requirements of the marketplace and achieve market acceptance. If the Company is unable to develop and introduce products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition would be materially adversely affected.

     In addition, the Company strives to achieve compatibility between the Company's products and retailing systems platforms the Company believes are or will become popular and widely adopted. The Company invests substantial resources in development efforts aimed at achieving such compatibility. Any failure by the Company to anticipate or respond adequately to technology or market developments could result in a loss of competitiveness or revenue.

     Dependence on Key Personnel. The Company's performance is substantially dependent on the performance of its executive officers and key employees. In particular, the services of James D. Armstrong, the Company's Chief Executive Officer, and Frederick M. Pakis, the Company's President, would be difficult to replace. The Company does not have in place "key person" life insurance policies on any of its employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, operating results and financial condition of the Company.

     Dependence on Proprietary Technology. The Company's success and ability to compete is dependent in part upon its proprietary technology, including its software source code. The Company relies on a combination of trade secret, nondisclosure and copyright law, which may afford only limited protection. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The Company presently has no patents or patent applications pending. There can be no assurance that others will not develop technologies that are similar or superior to the Company's technology. Despite the Company's efforts to protect its proprietary rights, unauthorized parties, including customers who receive listings of the source code for the Company's products pursuant to the terms of their license agreements with the Company, may attempt to reverse engineer or copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. As a result, there can be no assurance that unauthorized use of the Company's technology may not occur.

     Certain technology used by the Company's products is licensed from third parties, generally on a non-exclusive basis. The termination of any such licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delay in the Company's ability to ship certain of its products while it seeks to implement technology offered by alternative sources, and any required replacement licenses could prove costly. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company's products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms or at all.

     In the future the Company may receive notices claiming that it is infringing the proprietary rights of third parties, and there can be no assurance that the Company will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Any such claim could be time consuming, result in costly litigation, cause product shipment delays or force the Company to enter into royalty or license agreements rather than dispute the merits of such claims and could have a material adverse effect on the Company's business, operating results and financial condition.

     Product Defects; Product Liability; Risk of Integration Difficulties. The Company's software products are highly complex and sophisticated and could, from time to time, contain design defects or software errors that could be difficult to detect and correct. In addition, implementation of the Company's products generally involves a significant amount of customer-specific customization, and may involve integration with systems developed by third parties. Despite extensive testing, the Company from time to time has discovered defects or errors in its products or custom modifications only after its systems have been used by many customers. The Company has also experienced delays in shipment of products during the period required to correct such errors. In addition, the Company or its customers may from time to time experience difficulties relating to the integration of the Company's products with other hardware or software in the customer's environment that are unrelated to defects in the Company's products. There can be no assurance that such defects, errors or difficulties will not cause future delays in product introductions and shipments, result in increased costs and diversion of development resources, require design modifications or impair customer satisfaction with the Company's products. Since the Company's products may be used by its customers to perform mission-critical functions, design defects, software errors, misuse of the Company's products, incorrect data from external sources or other potential problems within or out of the Company's control that may arise from the use of the Company's products could result in financial or other damages to the Company's customers. The Company does not maintain product liability insurance. Although the Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential claims as well as any liabilities arising from such claims, such provisions may not effectively protect the Company against such claims and the liability and costs associated therewith. Accordingly, any such claim could have a material adverse effect upon the Company's business, operating results and financial condition. The Company provides warranties for its products for a period of time (usually 6 or 12 months) after the software is installed and, if applicable, accepted by the licensee. The Company's license agreements generally do not permit product returns by the customer, and product returns and warranty expense for 1993, 1994, 1995 and the nine months ended September 30, 1996 represented less than two percent of total revenues during each of such periods. However, no assurance can be given that product returns will not increase as a percentage of total revenues in future periods.


     Pending Arbitrations. In February 1996, a dispute arose with one of the Company's customers. The Company initiated arbitration proceedings against the customer in an effort to collect approximately $100,000 in remaining amounts due pursuant to its contract with the customer. The customer counterclaimed for a full refund of the approximately $985,000 previously paid to the Company, and the Company is vigorously defending such counterclaim. The arbitration proceedings remain ongoing, and the parties are engaged in settlement negotiations. Although management believes, based upon information currently available, that a settlement can be reached upon terms acceptable to the Company, there can be no assurance that such will be the case or that any settlement can be reached in this matter. The Company does not believe that the ultimate outcome of this proceeding will have a material adverse effect on the Company.

     In May 1996, Niederhoffer and Niederhoffer, Inc. ("Niederhoffer") filed a demand for arbitration asserting a claim against JDA Software Services, Inc., a wholly owned subsidiary of the Company. Niederhoffer's claims are based upon an agreement between it and JDA Software Services, Inc. dated April 6, 1990 (the "Finder's Agreement"). Niederhoffer alleges entitlement to a finder's fee in connection with the purchase of convertible preferred stock in the Company in March 1995 by six investment funds advised by TA Associates, Inc. and its affiliates ("TA Investment"), and a claim for Common Stock arising from the related establishment of the Company and reorganization of the Company's wholly owned subsidiaries pursuant to which Company Common Stock was issued to such subsidiaries' stockholders (the "Reorganization"). In the arbitration, Niederhoffer claims damages of approximately $770,000 and asserts a right to 504,000 shares of the Company's Common Stock.

     The Company is contesting both the applicability of the Finder's Agreement to the TA Investment and the related Reorganization and the measurement of the damages as claimed by Niederhoffer. The arbitration is expected to be concluded in December 1996, with the arbitrators' decision rendered following conclusion of the arbitration.

     The Company and its counsel believe that the Company has meritorious defenses to Niederhoffer's claims, and the Company intends to vigorously defend its position in the arbitration. However, since the results of arbitration proceedings are inherently unpredictable, no assurance can be given with respect to the arbitration's outcome or the total expense or possible damages, if any, that may be incurred in the arbitration proceedings or as a result of a settlement or an arbitration award. In the event the arbitration panel concludes that the TA Investment and related Reorganization fell within the scope of the Finder's Agreement, and further agrees with Niederhoffer's assessment of damages, the Company could be required to make cash payments as well as issue to Niederhoffer up to 504,000 shares of the Company's Common Stock or make an additional cash payment to Niederhoffer based upon the arbitrators' determination of the value of such shares. The Company believes that an arbitrators' decision to award up to 504,000 shares of Common Stock to Niederhoffer based upon a determination that such shares are issuable as a result of the TA Investment would be treated as a charge to additional paid-in capital. Such charge would reduce additional paid-in capital by the amount of cash paid plus the value of the Common Stock issued, valued as of the date of the TA Investment. However, any cash awarded in lieu of shares in excess of the value of such shares at the date of the TA Investment, would be recorded as litigation expense and could have an immediate and material adverse effect on the Company's operating results. In addition, any cash awarded to Niederhoffer would reduce the Company's available liquidity. Any shares of Common Stock awarded to Niederhoffer would have a dilutive effect on the Company's earnings per share.

     Possible Volatility. Since the Company's initial public offering in March 1996, the price of the Company's Common Stock has experienced large fluctuations. Future announcements concerning the Company or its competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, proprietary rights or other litigation (including without limitation the arbitration proceedings described in "-- Pending Arbitrations"), changes in earnings estimates by analysts or other factors could cause the market price of the Common Stock to fluctuate substantially. In addition, stock prices for many technology companies fluctuate widely for reasons which may be unrelated to operating results. These fluctuations, as well as general economic, market and political conditions such as recessions or military conflicts, may materially and adversely affect the market price of the Company's Common Stock.

PART II:  OTHER INFORMATION

Item 1:   Legal Proceedings:

     In February 1996, a dispute arose with one of the Company's customers. The Company initiated arbitration proceedings against the customer in an effort to collect approximately $100,000 in remaining amounts due pursuant to its contract with the customer. The customer counterclaimed for a full refund of the approximately $985,000 previously paid to the Company, and the Company is vigorously defending such counterclaim. The arbitration proceedings remain ongoing, and the parties are engaged in settlement negotiations. Although management believes, based upon information currently available, that a settlement can be reached upon terms acceptable to the Company, there can be no assurance that such will be the case or that any settlement can be reached in this matter. The Company does not believe that the ultimate outcome of this proceeding will have a material adverse effect on the Company.

     In May 1996, Niederhoffer and Niederhoffer, Inc. ("Niederhoffer") filed a demand for arbitration with the American Arbitration Association in New York, New York asserting a claim against JDA Software Services, Inc., a wholly owned subsidiary of the Company. Niederhoffer's claims are based upon an agreement between it and JDA Software Services, Inc. dated April 6, 1990 (the "Finder's Agreement"). Niederhoffer alleges entitlement to a finder's fee in connection with the purchase of convertible preferred stock in the Company in March 1995 by six investment funds advised by TA Associates, Inc. and its affiliates ("TA Investment"), and a claim for Common Stock arising from the related establishment of the Company and reorganization of the Company's wholly owned subsidiaries pursuant to which Company Common Stock was issued to such subsidiaries' stockholders (the "Reorganization"). In the arbitration, Niederhoffer claims damages of approximately $770,000 and asserts a right to 504,000 shares of the Company's Common Stock.

     The Company is contesting both the applicability of the Finder's Agreement to the TA Investment and the related Reorganization and the measurement of the damages as claimed by Niederhoffer. The arbitration is expected to be concluded in December 1996, with the arbitrators' decision rendered following conclusion of the arbitration.

     The Company and its counsel believe that the Company has meritorious defenses to Niederhoffer's claims, and the Company intends to vigorously defend its position in the arbitration. However, since the results of arbitration proceedings are inherently unpredictable, no assurance can be given with respect to the arbitration's outcome or the total expense or possible damages, if any, that may be incurred in the arbitration proceedings or as a result of a settlement or an arbitration award. In the event the arbitration panel concludes that the TA Investment and related Reorganization fell within the scope of the Finder's Agreement, and further agrees with Niederhoffer's assessment of damages, the Company could be required to make cash payments as well as issue to Niederhoffer up to 504,000 shares of the Company's Common Stock or make an additional cash payment to Niederhoffer based upon the arbitrators' determination of the value of such shares. The Company believes that an arbitrators' decision to award up to 504,000 shares of Common Stock to Niederhoffer based upon a determination that such shares are issuable as a result of the TA Investment would be treated as a charge to additional paid-in capital. Such charge would reduce additional paid-in capital by the amount of cash paid plus the value of the Common Stock issued, valued as of the date of the TA Investment. However, any cash awarded in lieu of shares in excess of the value of such shares at the date of the TA Investment, would be recorded as litigation expense and could have an immediate and material adverse effect on the Company's operating results. In addition, any cash awarded to Niederhoffer would reduce the Company's available liquidity. Any shares of Common Stock awarded to Niederhoffer would have a dilutive effect on the Company's earnings per share.

Item 6: Exhibits and Reports on Form 8-K:

        (a) Exhibits:

            See Exhibit Index.

        (b) Reports on Form 8-K:

        On August 30, 1996, the Company filed a Current Report on Form 8-K (the "8-K"), dated August 15, 1996, which reported the Company's acquisition (the "Acquisition") of all of the outstanding shares of capital stock of JDA Software Canada Ltd., a Canadian federal corporation (formerly known as JDA Software Services Ltd.), in exchange for 143,926 shares of the Company's
Common Stock. The Acquisition was reported under Item 5 (Other Events) of the Form 8-K, and no financial statements were filed with the 8-K.

                            JDA SOFTWARE GROUP, INC.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   JDA SOFTWARE GROUP, INC.


Dated:  November 8, 1996           By:  /s/ THOMAS M. PROUD
                                       -----------------------------------------
                                       Thomas M. Proud
                                       Vice President, Chief Financial Officer,
                                       Secretary and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)

                                  EXHIBIT INDEX
   EXHIBIT
   NUMBER                          DESCRIPTION


3.1*            Second Restated Certificate of Incorporation of the Company.
3.2*            Bylaws.
4.1*            Stock Redemption Agreement among the Company, James D. Armstrong and Frederick M. Pakis dated March 30, 1995.
10.1**          1996 Employee Stock Purchase Plan, as amended, and form of agreement thereunder.
10.2**          Business Loan Agreement between Bank of America Arizona and JDA
                Software, Inc. dated June 17, 1996.
10.3+           Acquisition and Exchange Agreement among the Company and the
                Shareholders of JDA Software Services Ltd. dated August 15,
                1996.
11.1**          Statement regarding computation of earnings per share.

 * Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-748), declared effective on March 14, 1996.

** Incorporated by reference to the Company's Registration Statement on Form
   S-1 (No. 333-15659), filed on November 6, 1996.

 + Incorporated by reference to the Company's Current Report on Form 8-K dated
   August 15, 1996, as filed on August 30, 1996.