Form 10-K
period 1996-12-31
JDA SOFTWARE GROUP INC
filed 1997-03-31
CIK 1006892

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO
                         COMMISSION FILE NUMBER 0-27876

                            JDA SOFTWARE GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                   DELAWARE                                     86-0787377
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                      11811 NORTH TATUM BLVD., SUITE 2000
                             PHOENIX, ARIZONA 85028
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (602) 404-5500
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant (based on the closing sales price of such stock as reported in the Nasdaq National Market) on March 25, 1997 was $163,621,703. Excludes shares of Common Stock held by directors, officers and each person who holds 5% or more of the registrant's Common Stock.

     Number of shares of Common Stock, $0.01 par value, outstanding as of March 28, 1997 was 13,027,781.

                      DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENTS                                                    FORM 10-K REFERENCE
---------                                                    -------------------
Proxy Statement for the Annual Meeting of Stockholders   Items 10, 11, 12 and 13
                                                                     of Part III
scheduled for May 23, 1997
================================================================================

                            JDA SOFTWARE GROUP, INC.

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        NO.
                                                                                        ----
PART I................................................................................     1
  Item  1.  BUSINESS..................................................................     1
  Item  2.  PROPERTIES................................................................    15
  Item  3.  LEGAL PROCEEDINGS.........................................................    16
  Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................    16

PART II...............................................................................    17
  Item  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....    17
  Item  6.  SELECTED CONSOLIDATED FINANCIAL DATA......................................    18
  Item  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS................................................................    19
  Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................    30
  Item  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE................................................................    30

PART III..............................................................................    31
  Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................    31
  Item 11.  EXECUTIVE COMPENSATION....................................................    31
  Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............    31
  Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................    31

PART IV...............................................................................    32
  Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K...........    32

SIGNATURES............................................................................    51

EXHIBIT INDEX.........................................................................    52

     Except for the historical information presented, the matters discussed in this Form 10-K include forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences, include, but are not limited to, those discussed under the caption "Business Risks" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I

ITEM 1.  BUSINESS

                                  THE COMPANY

     JDA Software Group, Inc. ("JDA" or the "Company") is a leading international provider of comprehensive enterprise-wide software solutions that address the mission-critical business information requirements of retailing organizations. The Company offers two enterprise product lines: Merchandise Management System ("MMS") for the IBM AS/400 platform and Open Database Management System ("ODBMS") for open, client/server environments. MMS is a feature-rich solution that integrates and distributes data throughout the retailing enterprise and enables management to make more informed and timely decisions, respond rapidly to changes in the competitive environment, monitor store-level activity and achieve operational efficiencies. ODBMS is designed as an open (multi-platform), client/server solution that incorporates the basic functionality of MMS with enhanced adaptability and scalability. The Company's in-store products, Distributed Store System ("DSS") and Windows-based Win/DSS, can be licensed independently or as part of an integrated enterprise-wide system. These in-store systems capture data at the point of sale and leverage valuable enterprise-wide information by bringing it to the store level, the primary point of consumer contact. The Company's consulting services group provides system planning, design and implementation services to tailor the Company's solutions to each retailer's unique specifications and to ensure timely and successful implementation.

     The Company's products and services are marketed and sold in the United States through the Company's direct sales force and a network of value-added implementors, systems integrators and consultants. International revenues, which comprised 39% of Company revenues in 1995 and 43% in 1996, are facilitated by an international direct sales force employed by the Company's subsidiaries and through a network of sales agents and distributors, including IBM. The Company's solutions have been deployed by a broad range of retail enterprises worldwide, including hard and soft lines retailers, warehouse stores, superstores and grocery stores. The Company's customers include many of the world's leading specialty retailers such as Bed, Bath and Beyond, CompUSA, Kingfisher Group, Lenscrafters, Melville Corporation, Natural Wonders, Office Depot, Staples, Starbucks, Sunglass Hut, West Marine Products and Williams-Sonoma.

INDUSTRY BACKGROUND

     The retailing industry has experienced rapid change during the 1990s, driven primarily by changing consumer preferences, intensifying competition and increased globalization. Economic uncertainty has caused a shift in consumer purchase patterns, with today's consumer choosing value -- in the form of lower prices, convenience and personalized service -- over brand and retailer loyalty. The result for many retailers has been less traffic in their stores, more markdowns and slimmer profits. Within this new competitive environment, a number of successful retail formats and concepts have emerged that are more reactive, cost-driven and responsive to consumers' demand for increased value. The "big box" or "category killer" format, employed by, for example, Staples and Sunglass Hut, focuses on offering a wide assortment of competitively priced products within a single product category. These new retail formats are setting the standard for lower prices and improved customer service and have enjoyed broad market acceptance. As a result, these formats have expanded to many categories formerly dominated by traditional department stores, such as home furnishings, apparel, toys and sporting goods, while traditional retailing formats are experiencing consolidation and shakeout. Many successful retailers are producing efficiencies and reducing operating costs by managing inventories precisely, decentralizing the decision making process while centralizing purchasing and other administrative functions, deploying state of the art information technology and pursuing aggressive rollout strategies to achieve economies of scale. In addition, a number of these retailers are seeking to apply their concepts outside their domestic markets, certain of which markets are enjoying consumer expenditure growth rates significantly exceeding those of the United States.

     To respond to today's competitive challenges, retailers must accelerate the rate at which they identify and respond to changing business conditions and consumer requirements. An organization's agility and ultimate success are dependent upon its ability to rapidly and cost-effectively collect, organize, analyze and disseminate data throughout the enterprise to make effective business decisions. Such analyses provide a basis for critical product, marketing, inventory, pricing and human resource decisions. In addition, inventory management has become more complicated as retailers seek to reduce costs and improve margins while replenishing inventory on a just-in-time basis. Accordingly, retailers are demanding more sophisticated purchasing, inventory management and merchandising tools that enable them to distribute goods efficiently. Retailers also are increasingly restructuring existing operations so that consumers effectively interact with the entire enterprise whenever they are in contact with any single store within the enterprise. This requires that store level personnel and corporate decision makers within an enterprise be empowered with a common base of readily available sales and inventory information and that in-store personnel have the ability to respond to consumers' immediate needs. To meet their increasing requirements for information, retailers seek information systems that are adept in handling large volumes of transactions, possess a high degree of reliability, accommodate peak load and seasonal requirements and are able to rapidly capture, analyze and distribute data throughout geographically dispersed parts of the enterprise. Moreover, global retailers require applications that support the specialized requirements of international business, including local language support, multiple currencies, import/export costing and foreign tax and regulatory requirements.

     At the headquarters or enterprise level, retailers typically have utilized expensive mainframes and mid-range computers in highly centralized environments running customized, platform-specific legacy software developed internally or licensed from third-party suppliers. At the store level, retailers have utilized proprietary point-of-sale systems offered by large hardware manufacturers such as AT&T/NCR, IBM and ICL or one of many commercially available DOS-based systems. Enterprise legacy applications typically require large MIS departments to implement and support, generally are difficult and expensive to scale with growth and have limited interoperability with a variety of information resources and systems available in the market today. As a result, many retailers have not been able to effectively distribute information throughout the retail enterprise. Furthermore, retailers have historically been cautious in adopting new technologies due to the real-time, transaction-intensive nature of retailing and the economic consequences of disruptions of their point-of-sale operations.

     Despite their reservations, today's retailers are recognizing the strategic imperative of employing technology to cut costs, reduce inefficiencies and enhance sales in an environment dominated by identifying competition and value-conscious consumers. As a result, they are increasingly demanding highly functional, easy to use and scalable software applications that can be economically and rapidly adapted for changes in their mission-critical business functions. Recent advances in technology, including the improved hardware price/performance available on platforms such as the IBM AS/400 and the introduction of sophisticated relational databases such as DB/400, have improved the capabilities of the information systems available to retailers. In addition, a number of retailers are increasingly considering new platforms that incorporate open, client/server technology and adaptable, business process-driven applications. The Company believes that the adoption of new information technologies by retailers will accelerate as competitive pressures increasingly necessitate the ability to change business practices quickly and to empower employees with the information and tools to respond to consumer requirements.

JDA SOLUTION

     JDA provides a suite of comprehensive enterprise-wide software solutions that address the mission-critical business information requirements of retailing organizations. Each of the Company's enterprise systems, MMS and ODBMS, is designed to serve as the primary merchandise information system for domestic and international retailers and to address their specific information management needs and operational considerations.

     The Company's solutions provide the following benefits to retailers:

     Enhance decision making capabilities. By leveraging valuable enterprise-wide information throughout the retailing organization, the Company's solutions enable personnel to make more informed and timely decisions, to quickly adapt their products and operations to changes in competition and consumer preferences, and to maximize operational efficiencies. The Company's products are designed to filter and distill the information that is most meaningful and relevant to the retailer from large volumes of transaction and work flow data.

     Provide fully integrated adaptable solutions. JDA offers fully integrated adaptable solutions that enable retailers to respond to consumer demand at the point of sale and channel that crucial information back throughout their organizations and supply chains. These solutions link store level point-of-sale information with the centralized merchandising and financial functions that ultimately drive replenishment communications with suppliers and vendors. JDA's integrated enterprise and in-store systems operate a range of applications and function seamlessly within their respective databases, promoting speed, data integrity and ease of modifications. The Company's new products, ODBMS and Win/DSS, are designed to be tailored by customers to meet their specialized and evolving business requirements with minimal or no re-programming.

     Streamline inventory planning and distribution logistics. The Company's enterprise-wide solutions are designed to help retailers achieve operating efficiencies by automating key functions such as the management of inventory, distribution and merchandising by providing decision makers with access to critical supply chain data. JDA provides retailers with tools for vendor analysis, monitoring stock status, sales capture and analysis, merchandise allocation and replenishment, purchase order management, distribution center management and other important activities that enable retailers to improve inventory gross margin return on investment through increased inventory turnover, reduced inventory investment, and more efficient management of ordering and distribution.

     Promote responsiveness to consumer needs. The Company's solutions help retailers better understand and fulfill consumer needs. With the Company's enterprise systems, retailers can explore "what if" merchandising plans, track and analyze performance, and adjust quickly to market changes and consumer purchase patterns, all to ensure that the appropriate pricing and merchandise mix is available to the consumer at the store. The Company's in-store products automate store operations and gather, analyze and provide information at the level closest to the consumer. These products enable store level personnel to track the preferences of consumers and provide a higher level of personalized service.

     The Company believes its focus on retail industry requirements and trends has yielded significant applications depth and breadth relative to less established and non-retail-focused competitors. Further, this history of responsiveness to industry requirements and trends has led to the development of software solutions that are interoperable with a wide variety of in-store systems and has also prompted development of open, client/server solutions for retailers. JDA's products have been licensed by over 250 customers, with the Company's consulting services group performing the substantial majority of the implementations. This experience has created a significant industry-specific knowledge base that the Company leverages in its product development and implementation efforts to facilitate product reliability and rapid deployment, generate customer satisfaction and create opportunities for future reputational sales.

COMPANY STRATEGY

     The Company's objective is to strengthen its position as a leading supplier of comprehensive software solutions for the retailing marketplace worldwide. To achieve this objective, the Company is pursuing the following strategies:

     Leverage Retail Application Knowledge Base. The Company intends to continue to leverage its retail industry knowledge base to provide comprehensive integrated solutions to retailers. The Company believes its in-depth understanding of retailers' requirements accumulated from its ten-year history, four generations of its

MMS product line and over 250 implementations differentiates it from competitors and provides a significant advantage in securing new customers. The Company further augments its knowledge through ongoing customer consulting engagements and interaction with its user group.

     Offer a Broad Line of Modular, Enterprise-Wide Solutions. The Company's strategy is to offer enterprise-wide solutions addressing a broad scope of operations within the retail enterprise. The Company sells its products as modules, enabling customers to select and incrementally implement the specific functionality that they require. The modularity of the Company's solutions offers enhanced reliability and protects the customers' investment because of the ease of integrating individual modules with all other modules, including previous releases, minimizing disruption to a customer's operations.

     Extend Solutions to Emerging Technology Platforms. The Company's early recognition of the benefits of client/server solutions in other industries, together with its understanding of the potential benefits of those solutions in the retail industry, led the Company in 1994 to begin extending its set of solutions to open, client/ server platforms. The Company's design strategy is to create adaptable products that can be tailored by its customers to meet their specialized and evolving business requirements, with minimal or no re-programming. The Company believes its ODBMS product line will enable the Company to address an emerging market of retail enterprises seeking the scalability and adaptability of open, client/server solutions, particularly those larger, transaction-intensive retailers such as grocery and convenience stores. Additionally, the Company believes that the enhanced functionality of its Win/DSS product line and the broad appeal of Windows platforms will position the Company to successfully market next generation in-store systems to customers who seek an industry standard operating system.

     Grow Industry-Specific Consulting Services. The Company plans to substantially increase its consulting services personnel to support its anticipated growth. The Company's strategy is to attract and retain experienced consulting personnel who use their retail industry knowledge and the modular architecture of the Company's products to provide customers with solutions tailored to their specific enterprise and in-store requirements. The Company believes that its consulting, implementation and support services distinguish it from its competitors and facilitate its customers' early success with its products, strengthen the relationship with the customer and generate valuable feedback for the Company. In addition, interaction between the Company's consulting and product development groups provides a high level of information exchange, thus facilitating efficiencies in implementation and product development.

     Leverage Presence in International Markets. The Company's international revenues were 28%, 39% and 43% of total revenues in 1994, 1995 and 1996, respectively. The Company's strategy is to expand its international presence by developing localized versions of its products and investing directly in strategic markets through establishment of international subsidiaries with local direct sales and consulting personnel. The Company has established operations in the U.K., Singapore, Canada, Chile, Mexico and Germany and plans to continue to expand its worldwide infrastructure in order to provide localized products and implementation services. The Company believes its established international presence and localized product offerings position the Company to benefit from the globalization of successful retail concepts and favorable international industry dynamics, including, in certain markets, growth rates exceeding U.S. growth rates.

     Expand Sales and Distribution through Strategic Relationships. JDA has established relationships with leading systems integrators to provide implementation services for its products and intends to expand the number of such relationships. In pursuit of its strategy to strengthen its presence in Europe, the Company recently established a joint marketing relationship with Siemens Nixdorf. In addition, the Company has established informal working relationships with leading retail systems consulting groups of Andersen Consulting, Ernst & Young LLP, Price Waterhouse's Management Horizons Division and similar major systems integrators. In addition, in selected international markets, the Company relies upon a network of sales agents and distributors, including IBM, to license, and in some cases implement, its software solutions. These relationships provide important product endorsements and valuable feedback as well as sales referrals.

PRODUCTS

     The Company offers enterprise and in-store software products designed to automate and integrate the flow of information throughout the retail organization. The Company's products are intended to improve retailers' financial performance, enhance consumer service and free management from operational details to enable increased focus on strategic issues and enhancing consumer satisfaction. JDA's product lines offer solutions for a wide range of multi-store retail enterprises, including hard and soft lines retailers, food and drug, convenience and grocery stores. Certain of the Company's product modules have been translated into Spanish, German and French.

  Enterprise Products

     The Company's enterprise products automate the full scope of retail operations from the planning and purchasing functions through the distribution and final sale of goods, and provide management with sophisticated tools for enhanced business planning and analysis. The Company's enterprise products can be integrated with in-store products designed by the Company or by third parties. The Company offers two enterprise product lines: MMS for the IBM AS/400 platform and ODBMS for open, client/server environments. These products are comprised of modules that are selected by the customer and can be configured to fit the customer's unique requirements. A typical installation of the Company's enterprise products would include the following seven core modules: Enterprise Database/Master Files, Merchandise Performance Analysis, Inventory Control and Reporting, Price and Cost Management, Store Data Interchange, Purchase Order Management and Merchandise Receiving, and Automated Replenishment. Customers may add supplementary modules such as Distribution Center Management and major accounting modules. The Company believes these modules embody functionality critically important to retailers, and enable the Company to provide the most advanced and comprehensive solutions available in its market.

     The following table describes the primary features and development status of the Company's enterprise systems:

        MODULE                          DESCRIPTION                       MMS           ODBMS
-----------------------  ------------------------------------------  -------------  -------------
Enterprise               Defines the underlying organization,        Commercially   Commercially
Database/Master Files    products and business relationships           released       released
Merchandise Performance  Executive-level analysis and decision       Commercially   Commercially
Analysis                 support tools                                 released       released
Inventory Control and    Perpetual inventory tracking and            Commercially   Commercially
Reporting                analytical reporting                          released       released
Price and Cost           Central management of permanent and         Commercially   Commercially
Management               promotional pricing strategies                released       released
Store Data Interchange   Common interface structure to communicate   Commercially   Commercially
                         data to and from in-store systems             released       released
Purchase Order           Creation, tracking and analysis of product  Commercially   Commercially
Management and           purchase orders and online entry of           released       released
Merchandise Receiving    receipts at stores or warehouses
Automated Replenishment  Algorithms to automatically calculate       Commercially   Commercially
                         suggested order quantities                    released       released
Retail Stock Ledger      Analysis and calculation of gross margin    Commercially   Commercially
                         and inventory using the retail method of      released       released
                         accounting
Warehouse/Distribution   Operational data and inventory management   Commercially       Under
Center Management        of a warehouse distribution center            released      development
                         including resource scheduling, slot
                         location definition, receiving, putaway,
                         picking and shipping
Accounts Payable         Invoice capture, management and analysis    Commercially    Not planned
                         and automatic interface to General Ledger     released
General Ledger           Retail specific capture, audit and          Commercially    Not planned
                         reporting                                     released

     In addition to the above modules, the Company recently announced the commercial availability of its Retail/IDEAS data warehousing application, which was jointly developed by the Company and Silvon Software, Inc. Retail/IDEAS incorporates a number of components of data warehousing into a packaged offering to provide retailers with enhanced ability to capture, store, manage and view business information on a timely basis. Retail/IDEAS provides retailers with increased access to more current enterprise information to assist them in analyzing important areas such as sales and inventory, merchandise categories and items, open and suggested orders, and promotional and pricing events. Currently, Retail/IDEAS is commercially available for use with the Company's MMS or ODBMS products. Additionally, Retail/IDEAS is available to work with other non-JDA transactional systems.

     ODBMS is designed to offer an enterprise solution capable of supporting the information requirements of international, multi-format retail organizations. ODBMS offers the core functionality of MMS with enhanced adaptability and scalability enabled by its open, client/server architecture. ODBMS also offers certain additional functions relative to MMS, including embedded support for multiple languages and currencies, user-specific nomenclature, and user-defined data structures and hierarchies.

     The Company's strategy in designing ODBMS is to incorporate industry knowledge gained from over 250 MMS implementations with current generation tool sets and object-oriented software design methodologies. ODBMS offers a broad inventory of common business objects that encapsulate rules, data structures and processes of mission-critical retailing functions. ODBMS can be configured by the retailer to adapt to changing strategies and prevailing competitive conditions. For example, the ODBMS Price and Cost Management module performs product price analysis based upon key data such as gross margin, sales velocity and competitive prices, and recommends and automates price changes based on the retailer's specifically defined pricing strategies. Thus, an international retailer can centrally establish a product margin objective and apply it to local market rules, including currency conversions, applicable taxation and rounding algorithms, to determine final pricing at each location. A change in pricing strategy based, for example, on intensified competition or promotional events can be implemented by the retailer with minimal or no re-programming.

     License fees for the Company's enterprise systems vary depending upon the modules selected and the size and complexity of the retail operation, and generally range from $200,000 for smaller customers to in excess of $1.0 million for large, multi-site or multi-country licenses.

  In-Store Products

     The Company offers two in-store product lines: DSS for traditional in-store platforms and Win/DSS for the Windows environment. The Company's in-store products are designed to enable a retailer to capture and analyze in-store operations information and transmit such information to enterprise-level systems for corporate analysis. These products also allow store level personnel to access valuable enterprise-wide information to enable more informed decisions at the closest point of consumer contact. Win/DSS provides the functionality of DSS with the flexibility and ease of use of Windows platforms. As with the Company's enterprise products, DSS and Win/DSS are comprised of modules that are selected by the customer and can be configured to fit the customer's unique requirements.

     The following table describes the primary features and development status of the Company's in-store products:

   MODULES                          DESCRIPTION                           DSS          WIN/DSS
--------------  ---------------------------------------------------  -------------  -------------
Back Office     Cash balancing, perpetual inventory management,      Commercially   Commercially
                purchasing, receiving, reporting, time and             released       released
                attendance, and product transfers
Transaction     Store schedule, query by example, daily/hourly        Not planned   Commercially
Processor       sales graphs and transaction logging                                  released
Customer        Customer purchase history, extensive customer        Commercially   Commercially
Analyzer        information, extensive reporting and multiple          released       released
                profile information
Point of Sale   Credit authorization, foreign tenders, layaway,      Commercially   Commercially
                multiple discounting, multiple tenders, payment        released       released
                processing, promotional events and UPC scanning

     DSS can be licensed independently and utilized with a customer's existing enterprise system, or it can work in concert with the Company's MMS enterprise system, to provide the retailer the ability to manage information through the full range of retail operations. A typical installation of DSS enables the retailer to perform a number of individual store level functions and support back office, store inventory and point-of-sale operations. For example, store managers can use DSS to measure the results of a store promotional event. In addition, DSS enables retailers to track the preferences of consumers and provide a higher level of personalized service.

     Win/DSS is designed to incorporate the core store level functionality of DSS with the graphical user interface and multi-tasking and other enhanced capabilities of the Windows NT, Windows 95 and Windows 3.1 platforms. Win/DSS incorporates an object-oriented software design that is capable of dynamically linking and arranging retail business processes to adapt to a retailer's specialized and evolving requirements.

     For example, a retailer can exploit Win/DSS's multi-tasking capabilities by configuring its point-of-sale systems to simultaneously run credit authorizations, process transactions and update store inventory records. In contrast, to reflect a more service-oriented work flow, the customer service desk in the same store can be configured to provide ready access to consumer personal information and purchase histories. Business information process flows can be adapted to reflect changing store strategies during special promotions or periods of peak consumer traffic.

     The Company licensed and installed the Win/DSS product with SunTV, an electronics specialty retailer, in the first quarter of 1996. The Company recently completed initial beta installations of the Win/DSS product with West Marine, Inc., a retailer and wholesaler of boating equipment and apparel, and Auto Palace, an auto parts specialty retailer.

     License fees for the Company's in-store products vary depending upon a variety of factors, including the modules selected and size and complexity of the retail operation, and generally range from $75,000 to $1,000,000.

PROFESSIONAL SERVICES

  Consulting

     The Company's consulting services provide retailers with expertise and assistance in planning, design and implementation of the Company's retail information solutions. To ensure a successful product implementation, consultants assist customers with the initial installation of a system, the conversion of the customer's historical data and ongoing training and education. With the help of the Company's consultants, the retailer can more easily enhance its existing systems and manage upgrades and conversions. The Company believes that its consulting services facilitate a customer's early success with its products, strengthen the relationship with the customer, and add to the Company's industry-specific knowledge base for use in future implementation and product development efforts.

     Although the Company's consulting services are optional, the Company has found that substantially all of its customers utilize its consulting services to some degree in connection with the implementation and ongoing support of the Company's software products. The duration of consulting engagements has typically been between six months and one year for enterprise systems and between three and six months for in-store systems. The Company does not yet have sufficient experience implementing its ODBMS and Win/DSS products to determine the degree of consulting services generally required in connection with these products. However, given the complexity of platforms on which these products operate and the increased ability of the customer to configure these new products to its work flows and processes, the Company believes their implementation will require increased levels of consulting services. Accordingly, the Company plans to substantially increase its consulting services personnel to support anticipated growth in product implementations. To the extent anticipated revenues fail to materialize following the hiring and training of such personnel, the Company's operating results would be adversely affected. In August 1996, the Company acquired JDA Software Services Ltd. ("JDA Canada"), which resulted in the addition of over 30 consultants trained in the implementation of the Company's products.

     The Company's consulting services group consists of business consultants, systems analysts and technical personnel devoted to assisting retailers in all phases of systems development, including systems planning and design, customer-specific configuring of application modules, and on-site implementation or conversion from existing systems. Managers in the Company's consulting organization typically have extensive retail industry experience, and consulting personnel undergo extensive training in both retail operations and the Company's products. In order to enhance and improve this training process, the Company has established JDA University, an in-house training program designed to offer standardized instruction for its consultants, customers and certain third-party integrators. The Company may increasingly utilize third-party consultants, such as those from major systems integrators, to assist in certain large scale implementations and for extensive business process re-engineering projects. As of December 31, 1996, the Company had 191 employees providing consulting services. Consulting services are billed on a time and materials basis.

  Maintenance

     The Company also offers comprehensive maintenance support, which has historically been purchased by the majority of its customers. The Company offers remote accessibility to the customer's system in order to perform quick diagnostics and provide online assistance. In addition, the Company provides assistance through its telephone help line. The annual maintenance option is typically priced at 12% to 15% of the software license fee and entitles the customer to product upgrades and telephone support. As of December 31, 1996, the Company had 17 employees providing maintenance services.

CUSTOMERS

     As of December 31, 1996, the Company's products had been licensed to more than 250 retail enterprises addressing a wide variety of retail markets. No customer accounted for 10% or more of total revenues in 1994, 1995 or 1996. The following is a partial list of the Company's customers that have purchased at least $100,000 of the Company's products and services as of December 31, 1996. The number of stores operated by the Company's targeted customers generally ranges from 50 to over 500, with annual sales generally ranging from $100 million to, in certain cases, over $1 billion. The Company believes that its recently released products, including ODBMS and Win/DSS, will enable the Company to market to retailers outside of its historical customer base.

APPAREL & DEPARTMENT STORES
American Retail Group
Bradley Specialty Retailing
Calvin Klein Jeanswear Co.
CHANEL, Inc.
Designs, Inc.
Mohamed Mahmoud (Egypt)
Mothercare (UK)
Seiyu (Singapore)
Stride Rite
The Limited

CATALOG SHOWROOM
Argos (UK)
Brand Names Sales
L. Luria & Son

CRAFTS & TOYS
Early Learning Centres (UK)
Old America Stores
Rag Shop

FOOD, DRUG & COSMETICS
Cosmetic Centers
Cosmetics Plus
Delray Farms, Inc.
Duane Reade
Food Pantry
Fred W. Albrecht Grocery Co.
Genuardi Super Markets
Hickory Farms
Perfumania
Petro-Canada (Canada)
Starbucks
Superdrug (Kingfisher) (UK)

FURNITURE, APPLIANCES &
COMPUTERS
ABC Carpet & Home
The Bombay Company
Comet (Kingfisher) (UK)
CompUSA
Grupo Elektra (Mexico)
Grupo K-2 (Mexico)
Heilig-Meyers
Incredible Universe
Inter'Tan (Tandy) (UK)
Sun TV

GENERAL MERCHANDISE
Globus Office World (UK)
Gramex
Office Depot
Penn-Daniels
Pet Food Warehouse
Pic 'N Save
Staples
Woolworth (Kingfisher) (UK)

HOME IMPROVEMENT
B&Q (Kingfisher) (UK)
Color Tile
Eagle Hardware & Garden
Handy Andy
Quality Stores
TSC Stores

HOUSEWARES
Bed, Bath & Beyond
Kitchens, Etc.
Lenox, Inc.
Linens 'n Things (Melville)
Royal Doulton
Strouds
Westpoint Stevens
Williams-Sonoma

JEWELRY
Helzberg Diamonds
Henry Silverman's Factory Jewelers
Jan Bell
Little Switzerland
Rogers, Ltd.
MUSIC, BOOKS & SOFTWARE
Books-A-Million
Eason (Ireland)
Electronics Boutique
Family Bookstores
HMV LTD (UK)
Virgin Retail
Yamaha Music (Singapore)

OPTICAL AND CAMERA
Cole Vision
Lenscrafters
National Vision Associates
New West Eyeworks
Sunglass Hut
Wolf Camera

OTHER
American Greetings
Bentley's Luggage
Factory Card Outlet
Franklin Mint Gallery
Home Shopping Club
MGM Grand Hotel, Inc.
Monte Carlo Resort
Natural Wonders
Planet Hollywood
Universal Studios
Western Auto (Sears Roebuck)

SPORTING GOODS
Bass Pro Shops
Bicycle Exchange
Gander Mountain
Recreational Equipment, Inc.
SportMart
West Marine, Inc.

SALES AND MARKETING

     The Company's worldwide sales effort is conducted primarily through a direct sales force located in Phoenix, Arizona and through operations in the U.K., Singapore, Canada, Chile, Mexico and Germany. The Company also maintains a network of value-added implementors, third-party systems integrators and consultants who incorporate the Company's products as part of overall systems solutions. Internationally, in addition to its direct sales force, the Company relies upon a network of sales agents and distributors, including IBM in Venezuela, Chile, Mexico, Scandinavia and the Middle East. The Company has recently established a joint marketing relationship with Siemens Nixdorf. Less formal working relationships with system integrators, other major hardware vendors and the retail systems consulting groups of major accounting firms are also key components of the Company's sales and marketing strategy. The Company believes these relationships provide important product endorsements and valuable feedback as well as sales referrals.

     While the sales cycle varies substantially from customer to customer, it typically requires six to nine months from generation of the sales lead to execution of a license agreement. Because of the complexity and technical nature of the Company's systems, consulting and product development employees participate directly in the sales cycle and educate prospective customers on the advantages of using the Company's solutions.

     The Company's marketing activities are directed at increasing market awareness of the Company's products and services and identifying prospective customers. The execution of major agreements with customers, when agreed to by the customer, are accompanied by press announcements and public relations activities. The Company combines attendance at key trade shows with a limited amount of focused advertising and direct mail campaigns to generate prospects. In addition to these activities, the Company's marketing personnel provide extensive support to the sales organization, including responding to requests for proposals, conducting product demonstrations and determining hardware specifications. The marketing organization is also responsible for corporate communications and development of sales tools and marketing materials. As of December 31, 1996, the Company's sales and marketing organization consisted of 9 sales and 18 marketing personnel in the United States and 10 sales and 12 marketing personnel in the rest of the world.

PRODUCT DEVELOPMENT AND JDA TECHNOLOGY

     The Company's current product development efforts are directed towards new products addressing emerging requirements for highly adaptable applications utilizing the advantages of client/server technologies across multiple platforms. A key element of the Company's product development strategy is to design into its products broad, enterprise-wide retailing functionality that is applicable to the majority of retailers' needs. At the same time, the Company's objective is to design products that are easily tailored to the specific work flows and business processes of the individual retailer and are readily adapted to changing conditions, reducing the amount of software modification required. In pursuit of its strategy, the Company continues to develop ODBMS, an enterprise system designed to operate in an open, client/server environment, and Win/DSS, a next generation Windows-based system for in-store and point-of-sale applications. In addition, the Company continues to devote substantial development resources to modify its MMS product line to take advantage of recent client/server enhancements to the IBM AS/400 platform.

     Advanced Retail Architecture. The Company has established its Advanced Retail Architecture ("ARA"), based on the principles of open systems and client/server technologies, for developing new products and modules. This architecture was adopted to protect the Company's investment in product development, as well as its customers' software investment, from changes in underlying technology and front-end interfaces. Products designed to ARA specifications can support multiple platforms and accommodate platform changes or new platforms generally without significant modification to the JDA application.

     The following schematic illustrates the platform-independent nature of the ARA framework across major systems levels:

       [Schematic chart depicting Advanced Retail Architecture, including
        Presentation Level, Application Deployment Level, Network Level,
             Database Management Level and Operating System Level]

     Although the Company's initial products were developed prior to the establishment of ARA, the Company's ODBMS and Win/DSS products were designed from inception within the ARA framework. The Company intends to apply ARA to the development of new products and enhancement of existing products to the extent feasible. However, the Company's ability to take advantage of the full scope of ARA design objectives is limited by the proprietary nature of the IBM AS/400 and DOS-based platforms upon which MMS and DSS operate. In addition, Win/DSS is designed to operate only with Windows presentation level platforms.

     The Company's software design philosophy is to design software with a work flow orientation, incorporating user-defined environments that can be easily adapted by the retailer to address its specialized and evolving business requirements.

     Work Flow Orientation. Retailers are increasingly reorganizing their operations from static, discrete tasks into dynamic business processes, or work flows. These work flows may include multiple transactions among multiple individuals in multiple locations and in varying sequences. For example, the generation of a purchase order may be initiated from many decision makers -- from merchandise manager to distribution manager to store level personnel -- with different information requirements and controls at various points and locations within the retail enterprise. By reflecting and accommodating key business information work flows, the Company's products facilitate coordination of individuals and functions within the enterprise. Furthermore, the Company's products can be adapted as work flows change and as exceptions to standard work flows arise.

     User-Defined Environments. The Company's products are embedded with a broad inventory of pre-defined business objects that model mission-critical retailing functions. These business objects encapsulate the general rules, data structures and hierarchies, and processes required to accomplish each function and can be configured by retailers to develop information views that are tailored to their specific operations. For example, a music store retailer may configure a business object relating to stock replenishment by defining two different classes of merchandise -- fashion items and staples -- requiring different replenishment algorithms and frequencies. Specifically, current compact disc releases would require high frequency replenishment using a weighted average sales method that reflects daily sales trends, while blank cassette tapes would require a low frequency, fixed replenishment. These user-defined environments represent an advance over conventional software architectures that require programming intervention to accommodate even the most simple changes to business processes.

     As of December 31, 1996, there were 90 employees on the Company's product development staff. The Company's product development expenditures in 1994, 1995 and 1996 were $1.9 million, $3.5 million and $6.5 million and represented 8%, 12% and 14% of revenues, respectively. The Company expects that it will continue to commit substantial resources to product development in the future.

     Both WinDSS and ODBMS have recently been released and, accordingly, these products have had only limited use in commercial operating environments. There can be no assurance that these products will not require substantial software enhancements or modifications to satisfy performance requirements of customers or to fix design defects or previously undetected errors. Should the Company fail to successfully complete requested enhancements or fail to timely effect any required modifications, the Company's business, operating results and financial condition may be materially adversely affected.

     Software products as complex as those offered by the Company may contain errors that may be detected at any point in the products' life cycles. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found, resulting in loss of, or delay in, market acceptance, sales, diversion of development resources, injury to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

     The computer software industry is subject to rapid technological change, changing customer requirements, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, the Company's position in its existing markets or other markets that it may enter could be eroded rapidly by technology advancements not embraced by the Company. The life cycles of the Company's products are difficult to estimate. The products must keep pace with technological developments, conform to evolving industry standards and address increasingly sophisticated customer needs. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products or that new products or product enhancements will meet the requirements of the marketplace and achieve market acceptance. If the Company is unable to develop and introduce products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected.

COMPETITION

     The market for retail information systems is intensely competitive. The Company believes the principal competitive factors in such market are product quality, reliability, performance and price, vendor and product reputation, financial stability, features and functions, ease of use and quality of support. A number of companies offer competitive products addressing certain of the Company's target markets. In the enterprise systems market, the Company competes with in-house systems developed by the Company's targeted customers and with third-party developers such as Intrepid Systems, Inc. ("Intrepid"), Island Pacific, Radius PLC, Retek (a subsidiary of HNC Software, Inc.), STS Systems and Richter Management Services, among others. In addition, the Company believes that new market entrants may attempt to develop fully integrated enterprise level systems targeting the retail industry. In particular, SAP Aktiengesellschaft announced in August 1996 its intention to release an integrated client/server enterprise system competitive with the Company's products. In January 1997, Intrepid announced the formation of a joint development and marketing relationship with, and a minority equity investment by, PeopleSoft, Inc. ("PeopleSoft"), a provider of enterprise applications software. At that time, the parties projected the availability of products expected to compete directly with the Company's ODBMS enterprise product in the second half of 1997. In the in-store systems market, which is more fragmented than the enterprise market, the Company competes with major hardware original equipment manufacturers such as AT&T/NCR, IBM and ICL, as well as software companies such as Applied Intelligence Group, CRS Business Computers, Post Software International, STS Systems, GERS Retail Systems and Gateway Data Sciences Corporation, among others. In the market for consulting services, the Company is pursuing a strategy of forming informal working relationships with leading retail systems consulting groups such as Andersen Consulting, Ernst & Young LLP, Price Waterhouse's Management Horizons Division and other similar major systems integrators. However, these integrators, as well as independent consulting firms such as the ISSC Division of IBM, also represent potential competition to the Company's consulting services group. Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

PROPRIETARY RIGHTS

     The Company's success and ability to compete is dependent in part upon its proprietary technology, including its software source code. To protect its proprietary technology, the Company relies on a combination of trade secret, nondisclosure and copyright law, which may afford only limited protection. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Although the Company relies on the limited protection afforded by such intellectual property laws, it also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable maintenance are also essential to establishing and maintaining a technology leadership position. The Company presently has no patents or patent applications pending. The source code for the Company's proprietary software is protected both as a trade secret and as a copyrighted work. The Company generally enters into confidentiality or license agreements with its employees, consultants and customers, and generally controls access to and distribution of its software, documentation and other proprietary information. The terms of the Company's license agreements with its customers often require the Company to provide the customer with a listing of the product source code. Although the license agreements place restrictions on the use by the customer of the Company's source code and do not permit the re-sale, sublicense or other transfer of such source code, there can be no assurance that unauthorized use of the Company's technology will not occur.

     Despite the measures taken by the Company to protect its proprietary rights, unauthorized parties may attempt to reverse engineer or copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

     Certain technology used by the Company's products is licensed from third parties, generally on a non-exclusive basis. These licenses generally require the Company to pay royalties and fulfill confidentiality obligations. The Company believes that there are alternative resources for each of the material components of technology licensed by the Company from third parties. However, the termination of any such licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delay in the Company's ability to ship certain of its products while it seeks to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Also, any such delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could result in a material adverse effect on the Company's results of operations. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company's products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms or at all.

     In the future the Company may receive notices claiming that it is infringing the proprietary rights of third parties, and there can be no assurance that the Company will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Any such claim could be time consuming, result in costly litigation, cause product shipment delays or force the Company to enter into royalty or license agreements rather than dispute the merits of such claims. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others or require the Company to cease the marketing or use of certain products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. To the extent the Company desires or is required to obtain licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be made available on terms acceptable to the Company, if at all. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes the software developers may become increasingly subject to infringement claims. Any such claims against the Company, with or without merit, as well as claims initiated by the Company against third parties, can be time consuming and expensive to defend, prosecute or resolve.

EMPLOYEES

     As of December 31, 1996, the Company employed 387 employees, including 191 in consulting services, 90 in product development, 49 in sales and marketing, 31 in administration, and 17 in maintenance and other services. Of these employees, 243 were located in the United States, 51 in the U.K., 55 in Canada, 25 in Singapore, 3 in Germany and 10 in Latin America. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

     The Company's future operating results depend in significant part upon the continued service of its key technical and senior management personnel. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will retain its key managerial or technical personnel or attract such personnel in the future. The Company has at times experienced and continues to experience difficulty recruiting qualified personnel and there can be no assurance that the Company will not experience such difficulties in the future. The Company, either directly or through personnel search firms, actively recruits qualified product development, consulting and sales and marketing personnel. If the Company is unable to hire and retain qualified personnel in the future, such inability could have a material adverse effect on the Company's business, operating results and financial condition.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

    NAME                                          AGE                   POSITION
    ------------------------------------------    ---     -------------------------------------
    James D. Armstrong........................    45      Chief Executive Officer and Director
    Frederick M. Pakis........................    43      President and Director
    Brent W. Lippman..........................    39      Chief Operating Officer
    Thomas M. Proud...........................    51      Vice President and Chief Financial
                                                          Officer
    Kenneth J. Desmarchais....................    38      Vice President, Technology
    J. Timothy Davis..........................    45      Vice President, U.S. Consulting
                                                          Services

     Mr. Armstrong co-founded the Company with Mr. Pakis in 1985 and has since served as the Chief Executive Officer and a director. In 1978, Mr. Armstrong founded JDA Canada and served as its President until 1987. From September 1985 to December 1987, Mr. Armstrong served on the board of directors of Mark's Work Wearhouse, a publicly held Canadian specialty retailing company. Mr. Armstrong attended Ryerson Polytechnic Institute in Toronto, Ontario.

     Mr. Pakis co-founded the Company with Mr. Armstrong in 1985 and has since served as President and a director. From April 1981 to December 1985, Mr. Pakis was a Manager -- Retail Consulting with Touche Ross & Co. From April 1976 to March 1981, Mr. Pakis served as Director of Corporate Planning for The Sherwin Williams Company, a home improvement specialty store company. Mr. Pakis attended the United States Military Academy at West Point, received a B.S. in Operations Research from Case Western Reserve University and an M.B.A. from the London School of Business, where he studied as a Sloan Fellow.

     Mr. Lippman joined the Company in October 1990 as Director of Marketing. In October 1991 Mr. Lippman was promoted to Vice President of the Company, in October 1996 Mr. Lippman was promoted to Senior Vice President of the Company, and in February 1997 Mr. Lippman was promoted to Chief Operating Officer of the Company. Prior to joining the Company, Mr. Lippman served as Sales Manager with Sterling Software, Inc., a publicly held software company, from 1984 to September 1990, and was a Senior Systems Consultant for Wang Laboratories from 1983 to 1984. Mr. Lippman received a B.S. in Operations Research and an M.B.A. from Case Western Reserve University.

     Mr. Proud joined the Company in November 1995 as Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Proud served as Chief Financial Officer for Syntellect, Inc., a publicly held interactive voice response company, from June 1994 to November 1995. From July 1993 to May 1994, Mr. Proud served as Chief Financial Officer of Axxess Technologies, Inc., a privately held manufacturing company. From March 1987 to June 1993, Mr. Proud served as Chief Financial Officer for Dataphaz, which was acquired by Computerland Corporation in April 1991. Prior to that, Mr. Proud was employed for eleven years by Price Waterhouse. Mr. Proud received a B.A. in Accounting from Thiel College and an M.S. in Accounting from Kent State University and is a certified public accountant.

     Mr. Desmarchais joined JDA Canada in November 1985 and joined the Company in February 1988 as a project manager. Mr. Desmarchais was promoted to Manager, New Product Development in June 1990 and to Director of Technology in December 1992. Mr. Desmarchais was promoted to Vice President, Technology in March 1995. Prior to 1985, Mr. Desmarchais was employed for five years as an Advisory Systems Engineer with IBM Canada. Mr. Desmarchais received a B.S. in Computer Science from Ryerson Polytechnic Institute in Toronto, Ontario.

     Mr. Davis joined the Company in September 1996 as Vice President, U.S. Consulting Services. From July 1990 to August 1996, Mr. Davis was Vice President and Senior Manager with Price Waterhouse's Management Horizons Division. From April 1983 to July 1990, Mr. Davis was with Coopers & Lybrand where he held the positions of Senior Consultant, Supervising Consultant and Managing Associate. From May 1980 to August 1982, Mr. Davis was Director, Financial Systems Planning and Analysis for Zale Corporation, a publicly held retail jewelry corporation. Mr. Davis received a B.S. in Business and Public Administration from the University of Texas.

ITEM 2.  PROPERTIES

     The Company's principal facility occupies approximately 48,000 square feet in Phoenix, Arizona, the lease for which expires on March 31, 1999. The Company also leases office space in the United States in Scottsdale, Arizona; Stamford, Connecticut; Atlanta, Georgia; and abroad in Calgary, Toronto, Singapore, Frankfurt, Santiago and Mexico City. The Company owns approximately 14,900 square feet of office space in the U.K. The Company believes that its existing facilities are adequate for its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

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

     Although the Company has contested vigorously, among other things, Niederhoffer's damages claims, in the event the arbitration panel concludes that the TA Investment and related Reorganization fell within the scope of the Finder's Agreement, and further agrees with Niederhoffer's assessment of damages, the Company could be required to make cash payments as well as issue to Niederhoffer up to 504,000 shares of the Company's Common Stock or make an additional cash payment to Niederhoffer based upon the arbitrators' determination of the value of such shares. The Company believes that an arbitrators' decision to award up to 504,000 shares of Common Stock to Niederhoffer based upon a determination that such shares are issuable as a result of the TA Investment would be treated as a charge to additional paid-in capital. Such charge would reduce additional paid-in capital by the amount of any cash paid plus the value of the Common Stock issued, valued as of the date of the TA Investment. However, any cash awarded in lieu of shares in excess of the value of such shares at the date of the TA Investment would be recorded as litigation expense and could have an immediate and material adverse effect on the Company's operating results. In addition, any cash awarded to Niederhoffer would reduce the Company's available liquidity. Any shares of Common Stock awarded to Niederhoffer would have a dilutive effect on the Company's net income per share.

     The Company and its counsel believe that the Company has meritorious defenses to Niederhoffer's claims, and the Company is contesting both the applicability of the Finder's Agreement to the TA Investment and the related Reorganization, and the measurement of damages as claimed by Niederhoffer. However, since the results of arbitration proceedings are inherently unpredictable, the ultimate outcome cannot be determined. The arbitration hearing was concluded in March 1997, and the arbitrators' decision is pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company effected its initial public offering on March 15, 1996 at a price of $13.00 per share. The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "JDAS." The following table sets forth, for the periods indicated, the high and low sales prices per share of the Common Stock as reported by the Nasdaq National Market.

        CALENDAR YEAR 1996                                              HIGH         LOW
        -------------------------------------------------------------  -------     -------
        1st Quarter (from March 15, 1996)............................  $13-1/4     $11-1/4
        2nd Quarter..................................................   26          11-7/8
        3rd Quarter..................................................   29          14-1/4
        4th Quarter..................................................   39-3/8      26-1/2

     On March 25, 1997, the last reported sales price of the Common Stock on the Nasdaq National Market was $23 1/16 per share. As of March 24, 1997, there were approximately 92 shareholders of record of the Common Stock.

     The Company anticipates that all future earnings, if any, will be retained to finance the growth and development of the business and, therefore, the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. In the past certain of the predecessor companies to the Company paid dividends to their S Corporation stockholders. See "Reorganization and Prior S Corporation Status."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below for the five years ended December 31, 1996 and as of December 31, 1992, 1993, 1994, 1995 and 1996
were derived from the audited Consolidated Financial Statements of the Company.

     The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this Report.

                                                                             YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------------------------
                                                          1992        1993        1994          1995            1996
                                                         -------     -------     -------     -----------     -----------
                                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
  Revenues:
    Software licenses..................................  $ 8,119     $ 9,620     $12,221         $15,253         $24,296
    Consulting, maintenance and other services.........    7,855      10,701      11,608          14,831          23,544
                                                         -------     -------     -------         -------      ----------
         Total revenues................................   15,974      20,321      23,829          30,084          47,840
  Cost of revenues:
    Software licenses..................................        0         305          57             159             438
    Consulting, maintenance and other services.........    5,620       6,780       6,870           9,781          16,416
                                                         -------     -------     -------         -------      ----------
         Total cost of revenues........................    5,620       7,085       6,927           9,940          16,854
                                                         -------     -------     -------         -------      ----------
  Gross profit.........................................   10,354      13,236      16,902          20,144          30,986
                                                         -------     -------     -------         -------      ----------
  Operating expenses
    Product development................................  $   953     $ 1,345     $ 1,923     $     3,512     $     6,478
    Sales and marketing................................    1,420       2,404       3,228           5,199           7,242
    General and administrative.........................    2,343       2,466       2,529           3,929           4,989
    Tax related compensation to S Corporation
      stockholders(1)..................................    6,900       7,422           0               0               0
                                                         -------     -------     -------         -------      ----------
         Total operating expenses......................   11,616      13,637       7,680          12,640          18,709
                                                         -------     -------     -------         -------      ----------
  Income (loss) from operations........................   (1,262)       (401)      9,222           7,504          12,277
  Other income (expense) -- net........................      143        (172)       (221)           (434)            519
                                                         -------     -------     -------         -------      ----------
  Income (loss) before income taxes....................   (1,119)       (573)      9,001           7,070          12,796
  Provision for income taxes(1)........................     (168)        865         500           1,497           5,116
                                                         -------     -------     -------         -------      ----------
  Net income (loss)(1).................................  $  (951)    $(1,438)    $ 8,501     $     5,573     $     7,680
                                                         =======     =======     =======         =======      ==========
  Net income per share.................................                                                            $0.64
                                                                                                              ==========
PRO FORMA STATEMENTS OF OPERATIONS DATA(2):
  Pro forma net income.................................                                           $4,401
                                                                                                 =======
  Pro forma net income per share.......................                                            $0.42
                                                                                                 =======
  Shares used in per share calculations(3):............                                       10,952,000      12,010,209
                                                                                                 =======      ==========

                                                                                                DECEMBER 31,
                                                                           ------------------------------------------------------
                                                                            1992       1993       1994         1995        1996
                                                                           ------     ------     -------     --------     -------
                                                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital........................................................  $1,096     $2,088     $ 7,232     $    607     $39,832
  Total Assets...........................................................   4,853      6,854      11,557       27,795      59,056
  Long-term liabilities..................................................      75      2,513       2,607          309         620
  Redeemable convertible preferred stock.................................       0          0           0       15,000           0
  Stockholders' equity (deficit).........................................   2,210        864       6,228      (12,292)     48,661

---------------
(1) Prior to March 30, 1995, certain Predecessor Companies elected S Corporation status. The Company's historical statements of operations data, therefore, do not include a provision for U.S. federal income taxes for periods prior to March 30, 1995. In addition, through 1993, these same companies charged to expense compensation paid to their founding stockholders in lieu of S Corporation dividends, in order to reduce state income tax liability. See "Reorganization and Prior S Corporation Status" and Note 2 of Notes to Consolidated Financial Statements.
(2) Pro forma net income includes a pro forma provision for income taxes at statutory rates. Pro forma net income excluding the tax related compensation and including US Federal income tax provisions at statutory rates was $3,424, $4,313, and $5,564 for 1992 through 1994, respectively.
(3) Pro forma net income per share includes common and equivalent shares outstanding and supplemental pro forma net income per share incudes such amounts and the estimated number of shares that would be needed to be issued to repay certain stockholder notes issued in the Reorganization and to redeem the Series B Preferred Stock. Pro forma net income has been adjusted for the interest applicable to such notes. See Note 2 of Notes to Consolidated Financial Statements.

REORGANIZATION AND PRIOR S CORPORATION STATUS

     Prior to March 30, 1995, the business currently conducted by the Company was conducted by five affiliated companies: JDA Software Services, Inc., a Delaware corporation; JDA International Ltd., a U.K. corporation; JDA Software, Inc., an Arizona corporation; JDA Worldwide, Inc., an Arizona corporation; and JDA Asia Pte Ltd., a Singapore corporation (together, the "Predecessor Companies"). Effective March 30, 1995 (the "Effective Date"), the Predecessor Companies were consolidated under the Company in a holding company structure in connection with an investment in the Company by six investment funds advised by TA Associates, Inc. and its affiliates. See Note 2 of Notes to Consolidated Financial Statements.

     From January 1991 to the Effective Date, certain of the Predecessor Companies elected to be treated as S Corporations under Subchapter S of the Internal Revenue Code and comparable state tax laws. As a result, until the Effective Date the earnings of the Predecessor Companies were attributable, with certain exceptions, for federal and certain state income tax purposes to their existing stockholders rather than to the companies.

     Dividends of approximately $2.7 million, $3.2 million and $3.9 million were paid to the S Corporations' stockholders in 1993, 1994 and 1995, respectively. In addition to these stockholder dividends, the S Corporations paid tax-related compensation to their stockholders of $7.4 million in 1993. Further, on the Effective Date such stockholders received as part of the Reorganization distributions of cash and notes aggregating approximately $20 million, which notes were subsequently repaid from the proceeds of the Company's initial public offering in March 1996. Tax-related dividends and tax-related compensation paid to S Corporation stockholders were discontinued as of the Effective Date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section of this Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those discussed in this section. Stockholders should review carefully the risks disclosed under the caption "Business Risks."

OVERVIEW

     JDA is an international provider of comprehensive enterprise-wide software solutions that address the mission-critical business information requirements of retailing organizations. Prior to the Company's formation in March 1995, the Company's operations were conducted by five companies which were operated under common control and management, the first of which was formed in November 1985. In March 1995, the Predecessor Companies were consolidated under a common holding company. See Note 2 of Notes to Consolidated Financial Statements. Certain of the Predecessor Companies operated as S Corporations for tax purposes prior to the Reorganization. Thus, for periods prior to the Reorganization, the Company's historical statements of operations do not include a provision for U.S. federal income taxes and reflect certain tax strategies. See Note 2 of Notes to Consolidated Financial Statements.

     In 1986 the Company introduced MMS, its first enterprise retail information solution, based on the IBM AS/400 platform. The Company's development efforts through 1993 were focused exclusively on enhancements, revisions and upgrades to MMS, which is currently in its fourth generation release. In 1994, the Company acquired DSS, an in-store system, from JDA Software Services Ltd. ("JDA Canada"), a then-unaffiliated Canadian company. Since 1994 the Company has significantly increased its product development expenditures to develop products for emerging, open platforms. As a result of these efforts, the Company commercially released ODBMS, an open, client/server enterprise system, in September 1996, and Win/DSS, a Windows-based in-store system, in January 1997. On August 15, 1996 the Company acquired JDA Canada in exchange for 143,926 shares of the Company's newly issued Common Stock. The acquisition was accounted for as a purchase, and the Company recorded $1.7 million in goodwill which it is amortizing over 15 years.

     The Company has historically derived the substantial majority of its revenues from software licenses and consulting, maintenance and other services relating to MMS, and the Company expects that revenues related to MMS will continue to comprise a substantial portion of the Company's total revenues for the foreseeable future. Nevertheless, the Company expects that revenues related to MMS, which accounted for 95%, 91% and 80% of total revenues in 1994, 1995 and 1996, respectively, will continue to decline as a percentage of the Company's total revenues as market acceptance of the Company's newer products, particularly ODBMS and Win/DSS, increases. The Company further expects that revenues attributable to the license of MMS and ODBMS enterprise systems will comprise the substantial majority of software licenses revenues for the foreseeable future.

     Consulting, maintenance and other services revenues are derived from a range of services, including system design and implementation and, to a lesser extent, software maintenance and support, and training. Historically, the level of consulting, maintenance and other services revenues has approximated on an annual basis the level of software license revenues. Consulting, maintenance and other services revenues were 49% of total revenues in each of 1994, 1995, and 1996. Gross margin on consulting, maintenance and other services has historically been significantly lower than gross margin on software licenses and the Company expects this relationship to continue. Consulting, maintenance and other services in support of international licenses typically have lower gross margins than those achieved domestically due to generally lower prevailing billing rates in certain of the Company's international markets. Therefore, any growth in the Company's international operations would likely result in further declines in gross margin on consulting, maintenance and other services.

     The Company is pursuing a strategy of addressing international markets by developing localized versions of its products and establishing international subsidiaries with direct sales and consulting capabilities. International revenues, which include revenues from international subsidiaries and export sales, comprised 28%, 39% and 43%, respectively, of total revenues in each of 1994, 1995 and 1996. The Company has operations in the U.K., Singapore, Canada, Chile, Mexico and Germany and plans to continue to expand its international infrastructure. The Company anticipates that international revenues will continue to increase as a percentage of total revenues. However, there can be no assurance that the Company's international expansion will be successful. In addition, the opening of new offices by the Company typically results in initial recruiting, training and other start-up expenses in advance of anticipated revenues and reduced labor efficiencies associated with the introduction of products to a new customer base. Other risks inherent in the Company's international business activities include changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products, longer accounts receivable payment cycles, potentially adverse tax consequences, currency fluctuations, repatriation of earnings and burdens of complying with a wide variety of local laws.

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

RESULTS OF OPERATIONS

     The following table sets forth certain selected financial information expressed as a percentage of total revenues for the periods indicated:

                                                                   YEAR ENDED DECEMBER 31,
                                                                  -------------------------
                                                                  1994      1995      1996
                                                                  -----     -----     -----
    Revenues:
      Software licenses.........................................   51.3%     50.7%     50.8%
      Consulting, maintenance and other services................   48.7      49.3      49.2
                                                                  -----     -----     -----
              Total revenues....................................  100.0     100.0     100.0
    Cost of revenues:
      Software licenses.........................................    0.2       0.5       0.9
      Consulting, maintenance and other services................   28.9      32.5      34.3
                                                                  -----     -----     -----
              Total cost of revenues............................   29.1      33.0      35.2
                                                                  -----     -----     -----
    Gross profit................................................   70.9      67.0      64.8
    Operating expenses:
      Product development.......................................    8.1      11.7      13.6
      Sales and marketing.......................................   13.4      17.3      15.1
      General and administrative................................   10.7      13.1      10.4
                                                                  -----     -----     -----
              Total operating expenses..........................   32.2      42.1      39.1
                                                                  -----     -----     -----
    Income from operations......................................   38.7      24.9      25.7
    Other income (expense) -- net...............................   (0.9)     (1.4)      1.1
                                                                  -----     -----     -----
    Income before income taxes..................................   37.8      23.5      26.8
    Provision for income taxes..................................    2.1       5.0      10.7
                                                                  -----     -----     -----
    Net income..................................................   35.7%     18.5%     16.1%
                                                                  =====     =====     =====
    Pro Forma Statements of Operations Data:
    Historical net income.......................................             18.5%
    Pro forma adjustment to adjust income tax provision.........             (3.9)
                                                                            -----
    Pro forma net income........................................             14.6%
                                                                            =====

     Prior to the Reorganization, certain Predecessor Companies elected S Corporation status under Subchapter S of the Internal Revenue Code through March 30, 1995. Accordingly, the Company's statements of operations for 1994 and the first quarter of 1995 do not contain provisions for U.S. federal income taxes and as a result, the historical statements of operations for 1994 and 1995 will not be comparable to future periods.

  Years Ended December 31, 1994, 1995 and 1996

     Revenues

     Total revenues were $23.8 million, $30.1 million and $47.8 million in 1994, 1995 and 1996, respectively, representing increases of 26% from 1994 to 1995 and 59% from 1995 to 1996. The increase in total revenues in 1995 and 1996 was primarily due to increases in software licenses resulting from expanded sales and marketing efforts both domestically and internationally, combined with increases in consulting, maintenance and other services from associated implementations. To a lesser extent, the increase in total revenues in 1996 was also the result of the software license revenues generated as a result of the Company's commercial release of its ODBMS software in September 1996 and revenues generated by JDA Canada which was acquired by the Company in August 1996.

     International revenues comprised 28%, 39% and 43% of total revenues in each of 1994, 1995 and 1996, respectively. The increase in international revenues as a percentage of total revenues in 1995 and 1996 was primarily attributable to increased revenues in Latin America, the Pacific Rim and Europe resulting from the Company's expanded sales and marketing efforts in those markets, including efforts in new geographic locations within those markets. The increase in international revenues in 1996 was also the result of the acquisition of JDA Canada in August 1996 and the related increase in revenues in Canada.

     Software Licenses. Software license revenues were $12.2 million, $15.3 million and $24.3 million in 1994, 1995, and 1996, respectively, representing increases of 25% from 1994 to 1995 and 59% from 1995 to 1996. The increase in 1995 was primarily attributable to an increase in international revenues resulting from expanded sales and marketing efforts by the Company during that period, partially offset by a decline in domestic MMS license revenues due in part to competitive pricing pressures. The increase in 1996 was primarily attributable to the expansion of the Company's sales and marketing efforts in all markets and, to a lesser extent, to the commercial release of the Company's ODBMS software in September 1996 and the acquisition of JDA Canada in August 1996.

     Consulting, Maintenance and Other Services. Consulting, maintenance and other services revenues were $11.6 million, $14.8 million and $23.5 million in 1994, 1995 and 1996, respectively, representing increases of 28% from 1994 to 1995 and 59% from 1995 to 1996. The increase in 1995 was primarily attributable to increased international license revenues and associated implementations. The increase in 1996 was primarily attributable to increased software license revenues and associated implementations both domestically and internationally.

  Cost of Revenues

     Cost of Software Licenses. Cost of software licenses consists primarily of royalties payable for licensing of third-party software incorporated in the Company's products and commissions payable to third parties on sales of the Company's products. Cost of software licenses was $57,000, $159,000 and $438,000 in 1994, 1995 and 1996, respectively, representing less than 2% of software license revenues in each of these periods.

     Cost of Consulting, Maintenance and Other Services. Cost of consulting, maintenance and other services consists primarily of consultant salaries and other personnel related expenses incurred in system implementation projects and software support services. These costs were $6.9 million, $9.8 million and $16.4 million, representing 59%, 66% and 70%, respectively, of consulting, maintenance and other services revenues in 1994, 1995 and 1996. The increase in these costs as a percentage of consulting, maintenance and other services revenues from 1994 to 1995 was primarily due to expenditures associated with the Company's international expansion and the increase from 1995 to 1996 was primarily due to the increased percentage of consulting, maintenance and other services revenues attributable to international installations, which typically generate lower gross margins than those achieved domestically due to generally lower prevailing billing rates in certain of the Company's international markets. The Company anticipates that the costs of consulting, maintenance and other services will increase during 1997 both in absolute dollars and as a percentage of revenues due to the substantial increase in the number of consulting personnel the Company anticipates hiring during that period. In their first year of employment by the Company, new consulting personnel typically spend between 2 and 10 weeks in training, during which period they do not generally generate revenues.

  Operating Expenses

     Product Development. Product development expenses increased by 83% from $1.9 million in 1994 to $3.5 million in 1995 and by 84% to $6.5 million in 1996, representing 8%, 12% and 14%, respectively, of total revenues in these periods. Increased product development expenses in 1995 and 1996 were primarily a result of an increase in the number of product development personnel from 21 at December 31, 1994 to 48 at December 31, 1995 and to 90 as of December 31, 1996. Significant product development efforts in 1995 included the continued development and initial beta release of ODBMS, continued enhancements to MMS and initial development of Win/DSS. Significant product development efforts in 1996 included the continued development of ODBMS and Win/DSS and continued enhancements to MMS. The Company believes that a continued commitment to product development will be required for the Company to remain competitive. Accordingly, the Company intends to continue to allocate substantial resources to product development. The Company expects that product development expenses will continue to increase in absolute dollars but may vary as a percentage of total revenues in future periods. Product development costs subsequent to the achievement of technological feasibility have not been significant during these periods and, accordingly, all such costs have been expensed as incurred.

     Sales and Marketing. Sales and marketing expenses increased 61% from $3.2 million in 1994 to $5.2 million in 1995 and by 39% to $7.2 million in 1996, representing 13%, 17% and 15%, respectively, of total revenues in these periods. The increase in sales and marketing expenses in 1995 was primarily due to the addition of sales and marketing personnel to implement the Company's strategy to increase its presence in international and domestic markets. Sales and marketing expenses increased in absolute dollars in 1996 due to continued additions to sales and marketing personnel and related expenses but decreased as a percentage of total revenues due to the significant increase in total revenues. The Company expects that the level of sales and marketing expense will continue to increase in absolute dollars in the future as the Company continues to add sales and marketing personnel to increase its presence in international and domestic markets, but may vary as a percentage of total revenues.

     General and Administrative. General and administrative expenses increased by 55% from $2.5 million in 1994 to $3.9 million in 1995 and increased by 27% to $5.0 million in 1996, representing 11%, 13% and 10%, respectively, of total revenues. The increase in 1995 was primarily due to the addition of administrative personnel required to support the Company's growth, increased legal and accounting expenses and increased bad debt allowance. The increase in absolute dollars of general and administrative expenses in 1996 was primarily due to the continued addition of personnel and increased legal and accounting expenses. The Company anticipates that general and administrative expenses will continue to increase in absolute dollars as the Company continues to add administrative personnel, but may vary as a percentage of total revenues.

     Provision for Income Taxes. Substantially all U.S. federal taxable income through March 30, 1995 was attributed to Predecessor Companies' stockholders, reflecting the prior S Corporation status of certain Predecessor Companies. Accordingly, the Company's tax provisions do not include U.S. federal income taxes through that date. The pro forma income tax provisions reflected in Notes 2 and 9 of Notes to Consolidated Financial Statements include tax provisions for U.S. federal income taxes and reflect effective tax rates of 38%, 38% and 40% for the years 1994, 1995 and 1996, respectively. Such tax rates approximate statutory federal, state and foreign tax rates after a reduction for U.S. research and development expense tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily through cash generated from operations and public sales of equity securities and, to a lesser extent, borrowings under its bank line of credit. As of December 31 1996, the Company had $31.0 million in cash and cash equivalents and $5.0 million available under its bank line of credit.

     The Company's operating activities provided cash of $7.4 million, $5.5 million and $6.5 million in 1994, 1995 and 1996, respectively. Cash from operating activities arose principally from the Company's profitable operations and was utilized for working capital purposes, principally increases in accounts receivable.

     Cash used in investing activities in 1994 and 1995 was $705,000 and $16.1 million, respectively, and cash of $8.6 million was provided by investing activities in 1996. Such investing activities principally consisted of purchases of property and equipment and, in 1995, the acquisition of $14.6 million of restricted short-term investments used for the repayment of stockholder notes and the redemption of such investments in 1996. See Note 2 of Notes to Consolidated Financial Statements.

     Cash used in financing activities was $4.0 million in 1994, cash of $8.2 million and $15.4 million was provided by financing activities in 1995 and 1996, respectively. Financing activities in 1994 consisted primarily of repayment of borrowings under the bank line of credit and dividends to and capital contributions by the stockholders. Financing activities in 1995 consisted of borrowings under the bank line of credit, dividends and other distributions made to the Predecessor Companies' stockholders and the sale of Series A Preferred Stock to the Company's stockholders as described in Note 2 of Notes to Consolidated Financial Statements. Financing activities in 1996 consisted primarily of the issuance of 2,182,866 shares for the account of the Company in its initial public offering on March 15, 1996, the net proceeds of which were partially offset by the repayment of stockholder notes and the redemption of Preferred Stock with proceeds therefrom, and the issuance of 600,000 shares for the account of the Company on November 26, 1996.

     Borrowings under the Company's secured line of credit with Bank of America Arizona bear interest based upon the bank's publicly announced reference rate. At December 31, 1996 the Bank of America credit line bore interest at 8.25% and no borrowings were outstanding under the line of credit. This line of credit expires July 1, 1998 and the Company intends to seek renewal at that time. See
Note 3 of Notes to Consolidated Financial Statements.

     Capital expenditures were approximately $705,000, $1.4 million and $6.2 million in 1994, 1995 and 1996, respectively. These expenditures were primarily for property and equipment, comprised of computer hardware and furniture and fixtures, to support its growth. In 1996, the Company also purchased the building it was leasing in the U.K. for $2.2 million. In March 1997, the Company submitted an offer to purchase an additional building in the U.K. for $1.0 million.

     The Company believes that its cash and cash equivalents, bank line of credit and funds generated from operations will provide adequate liquidity to meet the Company's planned capital and operating requirements for at least the next twelve months.

                                 BUSINESS RISKS

     The Company's business is subject to a number of risks. A comprehensive summary of such risks can be found in the Company's registration statement on Form S-1 (File No. 333-15659), which was declared effective on November 21, 1996.

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

     As a result of the foregoing and other factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Fluctuations in operating results may also result in volatility in the price of the shares of the Company's Common Stock. See "Business -- Products" and
"-- Professional Services" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

     Dependence on Retail Industry. The Company has derived substantially all of its revenues to date from the license of software products and related services to the retail industry, and its future growth is critically dependent on increased sales to the retail industry. The success of the Company's customers is intrinsically linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, the Company believes the license of its products is relatively discretionary and generally involves a significant commitment of capital, because the Company's products are often accompanied by large scale hardware purchases or commitments. As a result, although the Company believes its products can assist retailers in a competitive environment, demand for the Company's products and services could be disproportionately affected by instability or downturns in the retail industry which may cause customers to exit the industry or delay, cancel or reduce any planned expenditures for information management systems and software products. The Company also believes that the retail industry is experiencing a period of increased consolidation, which has in the past and may in the future affect the demand for the Company's products. Recent results in the overall retail industry have been disappointing, and the Company anticipates that existing or prospective customers may be experiencing or may in the future experience severe financial hardship. There can be no assurance that the Company will be able to continue its revenue growth or sustain its profitability on a quarterly or annual basis or that its results of operations will not be adversely affected by continuing or future downturns in the retail industry. Any resulting decline in demand for the Company's products and services would have a material adverse effect on the Company's business, results of operations and financial condition. See
"Business -- Industry Background" and "-- Company Strategy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Management of Growth. The growth in the size and complexity of the Company's business and expansion of its product lines and its customer base have placed and are expected to continue to place a significant strain on the Company's management and operations. The Company anticipates that continued growth, if any, will require it to recruit and hire a substantial number of new employees, including consulting and product development personnel, both domestically and abroad. In particular, the Company's ability to undertake new projects and increase license revenues is substantially dependent on the availability of the Company's consulting personnel to assist in the licensing and implementation of the Company's solutions. The Company will not be able to continue to increase its business at historical rates without adding significant numbers of trained consulting personnel. Accordingly, the Company is currently attempting to significantly increase consulting capacity in anticipation of future revenues. In their first year of employment by the Company, new consulting personnel typically spend between two to ten weeks in training, during which period they do not generate revenues. To the extent anticipated revenues fail to materialize following the hiring and training of new personnel, the Company's operating results would be adversely affected. There can be no assurance that qualified personnel will be located, retained or trained in a timely manner. In the event the Company is unable to increase sufficiently its consulting capacity, the Company may be required to forego licensing opportunities or become increasingly dependent on systems integrators and professional consulting firms to provide implementation services for its products. The Company's ability to compete effectively and to manage future growth, if any, also will depend on its ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage its work force. Accordingly, the Company's future operating results will depend on the ability of its management and other key employees to continue to implement and improve its systems for operations, financial control and information management, to recruit, train and manage its employee base, in particular its direct sales force and consulting services organization, and to deal effectively with third-party systems integrators and consultants. There can be no assurance that the Company will be able to manage or continue to manage its recent or any future growth, and any failure to do so would have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Company Strategy" and "-- Industry Background."

     Ability to Attract and Retain Technical Personnel. The Company is heavily dependent upon its ability to attract, retain and motivate skilled technical and managerial personnel, especially highly skilled engineers involved in ongoing product development and consulting personnel who assist in the license and implementation of the Company's solutions. In particular, the Company's ability to install, maintain and enhance its enterprise products is substantially dependent upon its ability to locate, hire and train qualified software engineers. The market for such individuals is intensely competitive, particularly in foreign markets. In this regard the Company, as part of its strategy, plans to significantly increase the number of consulting personnel in connection with the roll-out of its ODBMS and Win/DSS products and to support continued development and implementation of its MMS product line. Given the critical role of the Company's product development and consulting staffs, the inability to recruit successfully or the loss of a significant part of its product development or consulting staffs would have a material adverse effect on the Company. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company will be able to retain its current personnel, or that it will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract, hire or retain the necessary technical and managerial personnel could have a material adverse effect upon the Company's business, operating results and financial condition. See "Business -- Professional Services" and "-- Employees."

     Uncertain Market for ODBMS Win/DSS. The Company has recently released ODBMS and Win/DSS. Both products are open, client/server solutions. The retail industry has only recently begun limited adoption of open, client/server information systems. The Company believes that retailers in general may be relatively cautious in adopting new technologies. In addition, many retailers do not have the personnel or staff required to implement, operate and maintain an open, client/server system, and the difficulties associated with implementing new technology may slow or prevent adoption of the Company's new products. Because the market for these products is new and evolving, it is difficult to assess or predict with any assurance the growth rate, if any, and size of this market. There also can be no assurance that the market for ODBMS or Win/DSS will develop, or that either of these products or related services will be adopted or utilized. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

     The Company is directing a significant amount of its product development expenditures to the ongoing development of ODBMS and Win/DSS and a significant amount of its sales and marketing resources to the full commercial introduction of ODBMS and Win/DSS. A significant effort is still required to develop and release additional application modules for these products. The Company has limited experience in developing and marketing products for open system applications. As a result, there can be no assurance that ODBMS and Win/DSS will not require substantial software enhancements or modifications to satisfy performance requirements of customers or to fix design defects or previously undetected errors. It is common for complex software programs such as ODBMS and Win/DSS to contain undetected errors when first released, which are discovered only after the product has been used over time with different computer systems and in varying applications and environments. While the Company is not aware of any significant technical problems with these products, there can be no assurance that errors will not be discovered, or if discovered, that they will be successfully corrected on a timely basis, if at all. The Company's future business growth is substantially dependent on the continued development, introduction and market acceptance of ODBMS and Win/DSS. If customers experience significant problems with implementation of ODBMS and Win/DSS or are otherwise dissatisfied with the functionality or performance of ODBMS or Win/DSS, or if either of these products fails to achieve market acceptance for any reason, the Company's business, operating results and financial condition will be materially adversely affected. See "Business -- Products" and "-- Product Development and JDA Technology."

     Product Concentration. The Company has derived substantially all of its revenues from the license of a limited number of information management software applications for the retail industry and consulting and maintenance services related to such applications. Software licenses and related consulting, maintenance and other services revenues from the Company's MMS product line represented over 90% of the Company's revenues in each of 1994 and 1995, and 80% in 1996. The Company expects that revenues related to this product will continue to account for a substantial but reduced percentage of total revenues as market acceptance of the Company's newer products increases. The life cycle of the MMS product line is difficult to estimate due in large measure to the potential effect of new products, applications and product enhancements, including those introduced by the Company, changes in the retail industry and future competition. The Company expects that revenues attributable to its MMS and ODBMS enterprise products will comprise the substantial majority of software license revenues for the foreseeable future. Any decline in MMS revenues, to the extent not offset by increases in revenues from other products, would have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Products" and "-- Professional Services" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

     International Operations. In 1994, 1995 and 1996, international revenues, which include revenues from international subsidiaries and export sales, comprised approximately 28%, 39% and 43%, respectively, of the Company's revenues. The Company expects that international revenues will continue to account for a significant percentage of the Company's revenues for the foreseeable future, and the Company intends to continue expansion of its international infrastructure. Although the Company maintains operations in the U.K., Singapore, Canada, Chile, Mexico and Germany, and is currently investing significant resources in its international operations, there can be no assurance that the Company will be successful in expanding its international operations. The Company anticipates that continued growth of its international operations will require the Company to recruit and hire a number of new consulting, sales and marketing and support personnel in the countries in which the Company has established or will establish operations. In addition, the Company has only limited experience in developing localized versions of its products and in marketing and distributing its products internationally. International rollout of the Company's products requires significant investment by the Company in advance of anticipated future revenues. The opening of new offices by the Company typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. In particular, successful introduction of the Company's product into new markets requires the Company to locate and hire qualified local sales and consulting personnel and train them in the operation of the Company's products. There can be no assurance that the countries in which the Company operates will have a sufficient pool of qualified personnel for the Company to hire from, or that the Company will be successful at hiring, training or retaining such personnel. In addition, there can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products internationally. The inability of the Company to successfully expand its international operations in a timely manner could materially adversely affect the Company's business, operating results and financial condition.

     There are a number of other risks inherent in the Company's international business activities, including unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, potentially adverse tax consequences, currency fluctuations, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. In addition, consulting, maintenance and other services in support of international licenses typically have lower gross margins than those achieved domestically due to lower prevailing billing rates in certain of the Company's international markets. Therefore, planned growth in the Company's continued operations may result in further declines in gross margin on consulting, maintenance and other services. To the extent the Company's international operations expand, the Company expects that an increasing portion of its international license and consulting, maintenance and other services revenues will be denominated in foreign currencies, subjecting the Company to fluctuations in foreign currency exchange rates. The Company does not currently engage in foreign currency hedging transactions. However, as the Company continues to expand its international operations, exposures to gains and losses on foreign currency transactions may increase. The Company may choose to limit such exposure by entering into forward foreign exchange contracts or engaging in similar hedging strategies. There can be no assurance that any currency exchange strategy would be successful in avoiding exchange related losses. In addition, revenues of the Company earned in various countries where the Company does business may be subject to taxation by more than one jurisdiction, thereby adversely affecting the Company's earnings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business -- Company Strategy" and "-- Sales and Marketing."

     Competition. The market for retail information systems software is intensely competitive. The Company believes the principal competitive factors in such market are product quality, reliability, performance and price, vendor and product reputation, financial stability, features and functions, ease of use and quality of support. A number of companies offer competitive products addressing certain of the Company's target markets. In the enterprise systems market, the Company competes with in-house systems developed by the Company's targeted customers and with third-party developers such as Intrepid, Island Pacific, Radius PLC, Retek (a subsidiary of HNC Software, Inc.), STS Systems and Richter Management Services, among others. In addition, the Company believes that new market entrants may attempt to develop fully integrated enterprise-level systems targeting the retail industry. In particular, SAP Aktiengesellschaft announced in August 1996 its intention to release an integrated client/server enterprise system competitive with the Company's products. In January 1997, Intrepid announced the formation of a joint development and marketing relationship with, and a minority equity investment by, PeopleSoft, a provider of enterprise applications software. At that time, the parties projected the availability of products expected to compete directly with the Company's ODBMS enterprise product in the second half of 1997. In the in-store systems market, which is more fragmented than the enterprise market, the Company competes with major systems manufacturers such as AT&T/NCR, IBM and ICL, as well as software companies such as Applied Intelligence Group, CRS Business Computers, Inc., Post Software International, STS Systems, GERS Retail Systems and Gateway Data Sciences Corporation, among others. In the market for consulting services, the Company is pursuing a strategy of forming informal working relationships with leading retail systems consulting groups such as Andersen Consulting, Ernst & Young LLP, Price Waterhouse's Management Horizons Division and other similar major systems integrators. However, these integrators, as well as independent consulting firms such as the ISSC Division of IBM, also represent potential competition to the Company's consulting services group. Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Competition."

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

     In addition, the Company strives to achieve compatibility between the Company's products and retailing systems platforms the Company believes are or will become popular and widely adopted. The Company invests substantial resources in development efforts aimed at achieving such compatibility. Any failure by the

Company to anticipate or respond adequately to technology or market developments could result in a loss of competitiveness or revenue. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Overview," "Business -- Products," "-- Professional Services" and "-- Product Development and JDA Technology."

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

     In the future the Company may receive notices claiming that it is infringing the proprietary rights of third parties, and there can be no assurance that the Company will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Any such claim could be time consuming, result in costly litigation, cause product shipment delays or force the Company to enter into royalty or license agreements rather than dispute the merits of such claims and could have a material adverse effect on the Company's business, operating results and financial condition. See
"Business -- Proprietary Rights."

     Product Defects; Product Liability; Risk of Integration Difficulties. The Company's software products are highly complex and sophisticated and could, from time to time, contain design defects or software errors that could be difficult to detect and correct. In addition, implementation of the Company's products generally involves a significant amount of customer-specific customization, and may involve integration with systems developed by third parties. Despite extensive testing, the Company from time to time has discovered defects or errors in its products or custom modifications only after its systems have been used by many customers. The Company has also experienced delays in shipment of products during the period required to correct such errors. In addition, the Company or its customers may from time to time experience difficulties relating to the integration of the Company's products with other hardware or software in the customer's environment that are unrelated to defects in the Company's products. There can be no assurance that such defects, errors or difficulties will not cause future delays in product introductions and shipments, result in increased costs and diversion of development resources, require design modifications or impair customer satisfaction with the Company's products. Since the Company's products may be used by its customers to perform mission-critical functions, design defects, software errors, misuse of the Company's products, incorrect data from external sources or other potential problems within or out of the Company's control that may arise from the use of the Company's products could result in financial or other damages to the Company's customers. Prior to 1997, the Company did not maintain product liability insurance. Although the Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential claims as well as any liabilities arising from such claims, such provisions may not effectively protect the Company against such claims and the liability and costs associated therewith. Accordingly, any such claim could have a material adverse effect upon the Company's business, operating results and financial condition. The Company provides warranties for its products for a period of time (usually 6 or 12 months) after the software is installed and, if applicable, accepted by the licensee. The Company's license agreements generally do not permit product returns by the customer, and product returns and warranty expense for 1994, 1995 and 1996 represented less than two percent of total revenues during each of such periods. However, no assurance can be given that product returns will not increase as a percentage of total revenues in future periods. See "Business -- Product Development and JDA Technology."

     Possible Volatility. Since the Company's initial public offering in March 1996, the price of the Company's Common Stock has experienced large fluctuations. Future announcements concerning the Company or its competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, proprietary rights or other litigation (including without limitation the arbitration proceedings described in "-- Pending Arbitrations"), changes in earnings estimates by analysts or other factors could cause the market price of the Common Stock to fluctuate substantially. In addition, stock prices for many technology companies fluctuate widely for reasons which may be unrelated to operating results. These fluctuations, as well as general economic, market and political conditions such as recessions or military conflicts, may materially and adversely affect the market price of the Company's Common Stock. See "Market for Registrant's Common Equity and Related Stockholder Matters."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements as of December 31, 1995 and 1996, and for each of the three years in the period ended December 31, 1996 and the independent auditors' report are included in this Report as listed in Item 14(a).

                                                        SELECTED QUARTERLY FINANCIAL DATA
                                                                  QUARTER ENDED
                          ---------------------------------------------------------------------------------------------
                          MARCH 31,   JUNE 30,    SEPT. 30,   DEC. 31,    MARCH 31,   JUNE 30,    SEPT. 30,   DEC. 31,
                            1995        1995        1995        1995        1996        1996        1996        1996
                          ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues................   $ 6,003     $ 6,602     $ 8,206     $ 9,273     $ 9,404     $10,436     $12,514     $15,486
Gross profit............     3,930       4,147       5,429       6,637       6,421       6,653       7,860      10,052
Income from
  operations............     1,502       1,522       1,903       2,576       2,433       2,428       3,311       4,105
Net income..............   $ 1,427     $ 1,036     $ 1,366     $ 1,743     $ 1,427     $ 1,559     $ 2,088       2,606
Net income per share....                                                   $  0.13     $  0.13     $  0.17     $  0.21
Pro Forma Statements of
  Operation Data:
  Income before income
    taxes...............     1,445       1,388       1,784       2,453
Pro forma net income....   $   900     $   864     $ 1,110     $ 1,527
Pro forma net income per
  share.................   $  0.08     $  0.08     $  0.11     $  0.15

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required by Part III is omitted from this Report, in that the Company will file its Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to the directors of the Company is incorporated by reference to the Company's Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held on May 23, 1997 (the "Proxy Statement") as set forth under the caption "General Information -- Board of Directors." Information relating to the executive officers of the Company is set forth in Part I of this Report under the caption "Executive Officers of the Registrant."

     Information with respect to delinquent filings pursuant to Item 405 of Regulation S-K is incorporated by reference to the Proxy Statement as set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

     The information relating to executive compensation is incorporated by reference to the Proxy Statement under the caption "Executive Compensation and Other Matters."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information relating to ownership of equity securities of the Company by certain beneficial owners and management is incorporated by reference to the Proxy Statement as set forth under the caption "General Information -- Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and related transactions is incorporated by reference to the Proxy Statement under the captions "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     A. THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

          1. FINANCIAL STATEMENTS

             Consolidated Balance Sheets -- Years Ended December 31, 1995 and
             1996

             Consolidated Statements of Operations -- Years Ended December 31, 1994, 1995 and 1996

          Consolidated Statements of Stockholders' Equity (Deficit) -- Three
             Years Ended
               December 31, 1996

             Consolidated Statements of Cash Flows -- Three Years Ended December 31, 1996

             Notes to Consolidated Financial Statements -- Three Years Ended December 31, 1996

          2. FINANCIAL STATEMENT SCHEDULE

             Schedule II -- Valuation and Qualifying Accounts and Reserves

          3. EXHIBITS

           See Exhibit Index.

     B. REPORTS ON FORM 8-K.

        The registrant did not file any Reports on Form 8-K during the fourth quarter of fiscal 1996.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
JDA Software Group, Inc.
Phoenix, Arizona

     We have audited the accompanying consolidated balance sheets of JDA Software Group, Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of JDA Software Group, Inc. and subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Phoenix, Arizona

January 28, 1997

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     YEARS ENDED DECEMBER 31, 1995 AND 1996

                                                                         1995          1996
                                                                      -----------   -----------
                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................................  $   498,302   $30,986,277
  Restricted investments (Note 2)...................................   14,649,072
  Accounts receivable -- net of allowance of $650,700 and $1,123,824
     (Note 3).......................................................    9,535,371    16,953,561
  Prepaid expenses and other current assets.........................      276,884       881,359
  Deferred tax asset (Note 9).......................................      425,300       786,100
                                                                      ------------  ------------
          Total current assets......................................   25,384,929    49,607,297
                                                                      ------------  ------------
BUILDING, EQUIPMENT AND LEASEHOLD IMPROVEMENTS (Notes 3 and 5):
  Building..........................................................                  2,192,000
  Computer and office equipment.....................................    4,253,125     8,977,939
  Leasehold improvements............................................      179,698       233,933
                                                                      ------------  ------------
          Total.....................................................    4,432,823    11,403,872
  Less accumulated depreciation and amortization....................    2,022,773     3,652,843
                                                                      ------------  ------------
     Building, equipment and leasehold improvements -- net..........    2,410,050     7,751,029
                                                                      ------------  ------------
GOODWILL -- Net of accumulated amortization of $40,704..............                  1,697,458
                                                                      ------------  ------------
TOTAL...............................................................  $27,794,979   $59,055,784
                                                                      ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank line of credit (Note 3)......................................  $   575,000
  Notes payable to stockholders (Notes 2 and 10)....................   19,180,496
  Interest payable to stockholders..................................      732,301
  Accounts payable..................................................      881,028   $ 1,885,763
  Accrued and other liabilities (Note 4)............................    2,309,309     5,446,858
  Taxes payable.....................................................      300,100       639,300
  Deferred revenue..................................................      747,066     1,747,459
  Current portion of capital lease obligations (Note 5).............       52,651        55,759
                                                                      ------------  ------------
          Total current liabilities.................................   24,777,951     9,775,139
CAPITAL LEASE OBLIGATIONS -- Less current portion (Note 5)..........      200,709       105,915
DEFERRED TAX LIABILITY (Note 9).....................................      108,000       514,000
                                                                      ------------  ------------
          Total liabilities.........................................   25,086,660    10,395,054
                                                                      ------------  ------------
COMMITMENTS AND CONTINGENCIES (Note 5)
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK (Note 2)............   15,000,000
                                                                      ------------  ------------
STOCKHOLDERS' EQUITY (DEFICIT) (Notes 2, 7 and 8):
  Common stock, $.01 par value -- authorized, 18,000,000 shares;
     issued and outstanding, 7,200,000 and 12,965,237 shares........       72,000       129,652
  Additional paid in capital........................................    5,652,748    58,442,456
  Accumulated deficit...............................................  (18,029,225)  (10,349,390)
  Foreign translation adjustment (Note 6)...........................       12,796       438,012
                                                                      ------------  ------------
          Total stockholders' equity (deficit)......................  (12,291,681)   48,660,730
                                                                      ------------  ------------
TOTAL...............................................................  $27,794,979   $59,055,784
                                                                      ============  ============

                See notes to consolidated financial statements.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                         1994            1995            1996
                                                      -----------     -----------     -----------
REVENUES (Note 6):
  Software licenses.................................  $12,220,624     $15,253,102     $24,295,535
  Consulting, maintenance and other services........   11,608,381      14,831,149      23,544,238
                                                      -----------     -----------     -----------
          Total revenues............................   23,829,005      30,084,251      47,839,773
                                                      -----------     -----------     -----------
COST OF REVENUES:
  Software licenses.................................       56,850         159,237         437,802
  Consulting, maintenance and other services........    6,870,499       9,781,454      16,415,989
                                                      -----------     -----------     -----------
          Total cost of revenues....................    6,927,349       9,940,691      16,853,791
                                                      -----------     -----------     -----------
GROSS PROFIT........................................   16,901,656      20,143,560      30,985,982
                                                      -----------     -----------     -----------
OPERATING EXPENSES:
  Product development...............................    1,922,791       3,511,737       6,478,189
  Sales and marketing...............................    3,227,763       5,198,982       7,242,539
  General and administrative (Notes 5, 8 and 10)....    2,528,852       3,929,404       4,988,650
                                                      -----------     -----------     -----------
          Total operating expenses..................    7,679,406      12,640,123      18,709,378
                                                      -----------     -----------     -----------
INCOME FROM OPERATIONS (Note 6).....................    9,222,250       7,503,437      12,276,604
OTHER INCOME (EXPENSE) -- Net (Note 10).............     (221,152)       (433,609)        519,231
                                                      -----------     -----------     -----------
INCOME BEFORE INCOME TAXES..........................    9,001,098       7,069,828      12,795,835
PROVISION FOR INCOME TAXES (Note 9).................      500,000       1,497,000       5,116,000
                                                      -----------     -----------     -----------
NET INCOME..........................................  $ 8,501,098     $ 5,572,828     $ 7,679,835
                                                      ===========     ===========     ===========
NET INCOME PER SHARE................................                                  $       .64
                                                                                      ===========
PRO FORMA NET INCOME PER SHARE (Note 1):
  Historical net income.............................                  $ 5,572,828
  Pro forma adjustment to adjust income tax
     provision (Note 9).............................                   (1,172,000)
                                                                      -----------
PRO FORMA NET INCOME................................                  $ 4,400,828
                                                                      ===========
PRO FORMA NET INCOME PER SHARE......................                  $       .42
                                                                      ===========
SHARES USED IN PER SHARE CALCULATION................                   10,952,000      12,010,209
                                                                      ===========     ===========

                See notes to consolidated financial statements.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      THREE YEARS ENDED DECEMBER 31, 1996

                                                                                        UNREALIZED
                                       COMMON STOCK        ADDITIONAL      RETAINED      FOREIGN
                                   ---------------------     PAID-IN       EARNINGS     TRANSLATION
                                     SHARES      AMOUNT      CAPITAL      (DEFICIT)     ADJUSTMENT      TOTAL
                                   ----------   --------   -----------   ------------   ----------   ------------
BALANCE, JANUARY 1, 1994..........      5,583   $  5,583   $ 5,254,000   $ (4,390,284)   $ (4,915)   $    864,384
  Dividends.......................                                         (3,157,894)                 (3,157,894)
  Foreign translation adjustment
     (Note 6).....................                                                         20,852          20,852
  Net income......................                                          8,501,098                   8,501,098
                                   ----------   --------   -----------   ------------    --------    ------------
BALANCE, DECEMBER 31, 1994........      5,583      5,583     5,254,000        952,920      15,937       6,228,440
  Dividends.......................                                         (3,897,425)                 (3,897,425)
  Reorganization and issuance of
     preferred stock (Note 2).....  7,194,417     66,417      (274,340)   (19,984,460)                (20,192,383)
  Stock options exercised (Note
     8)...........................                             673,088       (673,088)
  Foreign translation adjustment
     (Note 6).....................                                                         (3,141)         (3,141)
  Net income......................                                          5,572,828                   5,572,828
                                   ----------   --------   -----------   ------------    --------    ------------
BALANCE, DECEMBER 31, 1995........  7,200,000     72,000     5,652,748    (18,029,225)     12,796     (12,291,681)
  Issuance of common stock:
     IPO (Note 2).................  2,182,866     21,829    25,279,461                                 25,301,290
     Conversion of preferred stock
       (Note 2)...................  2,800,000     28,000     7,472,000                                  7,500,000
     Secondary offering (Note
       2).........................    600,000      6,000    15,535,929                                 15,541,929
  Employee stock purchase plan
     (Note 8).....................     38,445        384       424,433                                    424,817
  Acquisition of JDA Canada (Note
     7)...........................    143,926      1,439     2,540,726                                  2,542,165
  Tax benefit -- employee stock
     options (Note 8).............                           1,537,159                                  1,537,159
  Foreign translation adjustment
     (Note 6).....................                                                        425,216         425,216
  Net income......................                                          7,679,835                   7,679,835
                                   ----------   --------   -----------   ------------    --------    ------------
BALANCE, DECEMBER 31, 1996........ 12,965,237   $129,652   $58,442,456   $(10,349,390)   $438,012    $ 48,660,730
                                   ==========   ========   ===========   ============    ========    ============

                See notes to consolidated financial statements.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 1996

                                                                    1994           1995           1996
                                                                 -----------   ------------   ------------
OPERATING ACTIVITIES:
  Net income...................................................  $ 8,501,098   $  5,572,828   $  7,679,835
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.............................      525,611        637,205      1,162,676
     Allowance.................................................      110,160        538,000        363,999
     Unrealized foreign translation adjustment.................       20,852         (3,141)       425,216
     Deferred income taxes and other...........................       22,049       (243,681)        45,200
  Changes in assets and liabilities, net of effects from
     purchase of JDA Canada:
     Accounts receivable.......................................   (1,812,378)    (3,364,019)    (7,132,310)
     Accounts payable..........................................      155,733        394,274        945,132
     Accrued and other liabilities.............................      177,669        604,592      2,781,690
     Deferred revenue..........................................       34,188        651,308      1,000,393
     Interest payable to stockholders..........................                     732,301       (732,301)
     Other.....................................................     (367,872)       (23,888)       (62,333)
                                                                 -----------   ------------   ------------
          Net cash provided by operating activities............    7,367,110      5,495,779      6,477,197
                                                                 -----------   ------------   ------------
INVESTING ACTIVITIES:
  Purchase of investments......................................                 (14,649,072)
  Sale of investments..........................................                                 14,649,072
  Cash acquired from purchase of JDA Canada....................                                    214,210
  Purchases of building, equipment and leasehold
     improvements..............................................     (704,966)    (1,421,542)    (6,225,121)
                                                                 -----------   ------------   ------------
          Net cash (used in) provided by investing
            activities.........................................     (704,966)   (16,070,614)     8,638,161
                                                                 -----------   ------------   ------------
FINANCING ACTIVITIES:
  Initial public offering transactions:
     Issuance of common stock..................................                                 25,301,290
     Redemption of Series B preferred stock....................                                 (7,500,000)
     Payments on notes to stockholders.........................                                 (4,880,832)
  Stockholder transactions:
     Issuance of redeemable preferred stock -- net.............                  14,792,077
     Reorganization distribution...............................                  (2,294,539)
     Dividends.................................................   (3,157,894)    (3,897,425)
     Payments on notes payable to stockholders.................                    (922,456)   (14,299,664)
  Issuance of common stock from secondary offering.............                                 15,541,929
  Net borrowings (payments) on bank line of credit.............     (650,000)       575,000       (575,000)
  Issuance of common stock -- employee stock purchase plan.....                                    424,817
  Tax benefit-employee stock options...........................                                  1,537,159
  Capital lease payments and other.............................     (157,244)       (92,396)      (177,082)
                                                                 -----------   ------------   ------------
          Net cash (used in) provided by financing
            activities.........................................   (3,965,138)     8,160,261     15,372,617
                                                                 -----------   ------------   ------------
NET INCREASE (DECREASE) IN CASH................................    2,697,006     (2,414,574)    30,487,975
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...................      215,870      2,912,876        498,302
                                                                 -----------   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR.........................  $ 2,912,876   $    498,302   $ 30,986,277
                                                                  ==========    ===========    ===========

                                                                    1994           1995           1996
                                                                 -----------   ------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest..................................................  $   261,160   $    367,210   $    876,412
                                                                  ==========    ===========    ===========
     Income taxes..............................................  $   867,220   $  1,827,899   $  2,949,005
                                                                  ==========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Distributions to stockholders paid with a note payable (Note
     2)........................................................                $ 17,689,921
                                                                                ===========
  Conversion of Series A preferred stock (Note 2)..............                               $  7,500,000
                                                                                               ===========
  Acquisition of JDA Canada (Note 7):
     Common stock issued.......................................                               $  2,542,165
     Fair value of assets acquired, other than cash............                                 (1,149,750)
     Liabilities assumed.......................................                                    559,957
     Goodwill..................................................                                 (1,738,162)
                                                                                              ------------
     Cash acquired.............................................                               $    214,210
                                                                                               ===========

                See notes to consolidated financial statements.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS -- JDA is a leading international provider of comprehensive enterprise-wide solutions that address mission-critical business information requirements of retail organizations. The Company's products and services are marketed and sold on credit terms in the United States through the Company's direct sales force and a network of value-added implementors, systems integrators and consultants. Sales to customers outside the United States are facilitated by an overseas direct sales force employed by the Company's subsidiaries and through a network of sales agents and distributors. The Company's software solutions have been deployed by a broad range of retail enterprises worldwide.

     A summary of significant accounting policies is as follows:

     a. Principles of Consolidation -- The consolidated financial statements include the accounts of JDA and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

     b. Revenue -- JDA derives its revenues from software licenses and consulting, maintenance and other services. The Company records revenues from software licenses as completed products are shipped if collection of the related receivable is probable and the Company's remaining obligation with respect to the contract is insignificant. Allowances for product returns are estimated based on previous experience and are recorded as a reduction of revenue at the time sales are recognized. Consulting services are billed on an hourly basis and revenues are recorded as the work is performed. Maintenance revenues are recorded as revenue in the applicable month.

     c. Cash and Cash Equivalents -- All highly liquid investments with an original maturity of three months or less are recorded as cash equivalents.

     d. Building, equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, generally three to seven years, or the life of the lease, whichever is shorter.

     e. Goodwill represents the excess purchase price over net assets acquired and is amortized over a 15 year period. Amortization expense was $40,704 in 1996.

     f. Product Development Costs -- Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established. JDA considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Historically product development has been substantially completed concurrently with the establishment of technological feasibility and, accordingly, no costs have been capitalized.

     g. Deferred revenue represents advance customer billings on maintenance, software license receivables due after 12 months, and advance payments on consulting projects which will be recognized as revenue as the work is performed.

     h. Income taxes have been provided on taxable income in accordance with SFAS No. 109, Accounting for Income Taxes. Through March 30, 1995, substantially all income subject to United States federal income tax was attributable to certain Predecessor Companies which had elected S Corporation status under the Internal Revenue Code. Accordingly, historical tax provisions through that date do not include provisions for United States federal income taxes. Subsequent to March 30,

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

          1995, taxes have been provided on all income. At March 31, 1995, deferred income taxes were established for those Predecessor Companies that had been treated as S Corporations. Such income taxes aggregating $260,000 have been included in the historical income tax provision at that date.

     i. Pro forma net income per share has been calculated for 1995 based upon the number of shares of common and equivalent shares outstanding subsequent to the Reorganization including the common shares that were issued upon the conversion of the Preferred Stock, plus the estimated number of shares that would have been necessary to issue at the IPO price in order to repay certain stockholder notes arising from the Reorganization and the redemption of Series B Redeemable Preferred Stock. Outstanding options have not been considered because, as described in Note 8, no dilution will result from the exercise of such options.

     j. Net income per share for the year ended December 31, 1996 is computed on the weighted average number of common shares outstanding during the year and includes the effect of shares issuable upon exercise of stock options utilizing the treasury stock method when the effect of such issuance is dilutive.

     k. Foreign currency assets and liabilities are generally translated into United States dollars using the exchange rates in effect at the statement of financial position date. Results of operations are generally translated using the average exchange rates throughout the period. The effects of exchange rate fluctuations on translation of assets and liabilities are reported as a separate component of equity.

     l. Impairment of Long-Lived Assets -- On January 1, 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of. In accordance with the provisions of SFAS No. 121, the Company reviews the carrying values of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable. SFAS No. 121 requires that, if the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss should be recognized, measured as the amount by which the carrying amount exceeds the fair value of the assets. The adoption of SFAS No. 121 had no effect on the December 31, 1996 audited consolidated financial statements.

     m. Stock-Based Compensation -- In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company uses the intrinsic value based method prescribed by the Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. A summary of the pro forma effects on reported income from continuing operations and earnings per share for 1996 and 1995 as if the fair value based method of accounting defined in SFAS No. 123 had been applied is included in Note 8 to these consolidated financial statements.

     n. Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     o. Product Concentration -- The Company has to date derived substantially all of its revenues from the license and related consulting services of a limited number of information management software applications for the retail industry.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

     p. Reclassifications -- Certain reclassifications were made to the 1994 and 1995 financial statements to conform with the 1996 presentation.

2. REORGANIZATION AND COMMON STOCK OFFERINGS

     Prior to March 1995, JDA Software Services, Inc., JDA International Limited, JDA Software, Inc., JDA Worldwide, Inc., JDA Asia Pte Ltd. and JDA GmbH (the "Predecessor Companies") issued combined financial statements because such companies operated under common control and management. At that time, the common stockholders of the Predecessor Companies agreed to enter into a transaction to be effective March 30, 1995 (the "Reorganization") under which the Predecessor Companies were consolidated under a common holding company, the holding company issued $15,000,000 of redeemable convertible preferred stock and the stockholders of the Predecessor Companies received the proceeds from the issuance of the preferred stock as well as any undistributed equity of the Predecessor Companies. Accordingly, JDA Software Group, Inc. ("JDA" or the "Company") was formed in March 1995 and on March 30, 1995, JDA and the stockholders of the Predecessor Companies entered into simultaneous transactions under which (1) the Predecessor Companies were contributed into JDA, the Predecessor Company stockholders received 7,200,000 shares of common stock representing all of JDA's then outstanding common stock, $2,294,539 of cash, $14,000,000 of notes due January 11, 1996, $898,990 of notes due through January 13, 1996 and $2,790,931 of notes due through 2000 (together the "Notes"); and
(2) JDA issued 2,800,000 shares of its Series A Redeemable Convertible Preferred Stock (the "Preferred Stock") for $15,000,000 cash. The transaction has been accounted for as a combination of companies under common control in a manner similar to a pooling of interests, the issuance of $15,000,000 of Preferred Stock and the distribution of cash and the Notes as a dividend. Additional paid-in capital has been charged for $66,417 to reflect the new par value of common stock outstanding and $207,923 for expenses applicable to the Reorganization.

     $14,000,000 of the Notes were issued to the common stockholders and the proceeds from the issuance of the Preferred Stock were invested in restricted short-term investments which were used for the payment of the Notes. Such notes were repaid on January 11, 1996 when the investments matured. The remaining stockholder notes were repaid upon the closing of the Initial Public Offering ("IPO").

     Prior to the Reorganization, certain of the Predecessor Companies, which earned substantially all of the Company's United States taxable income, elected S Corporation status under Subchapter S of the Internal Revenue Code. As a result, the historical financial statements for 1994 and the first three months of 1995 do not include a provision for United States federal income taxes.

     Pro forma financial statement information has been included to present the 1995 income statement data as if United States federal income had been taxable to JDA rather than the stockholders; and to eliminate the tax provisions at March 31, 1995 which established deferred taxes applicable to the Predecessor Companies which were taxed as S Corporations.

     On March 15, 1996, the Company successfully completed its IPO of common stock. The Company sold 2,182,866 shares of common stock in the IPO for $25,301,290 net of issuance costs of $1,089,560. Subsequent to the IPO, all outstanding shares of the Series A Redeemable Convertible Preferred Stock were converted into (1) 2,800,000 shares of common stock and (2) 1,250,004 shares of Series B Redeemable Preferred Stock. The Series B Redeemable Preferred Stock was then redeemed for $7,500,000 in cash.

     On November 26, 1996, the Company successfully completed a secondary offering of 2,472,500 shares of common stock of which the Company sold 600,000 of the shares of common stock for $15,541,929, net of issuance costs of $418,071. The remaining 1,872,500 shares were sold by selling stockholders.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

3. LINE OF CREDIT

     The Company has a $5,000,000 line of credit, all of which was unused, which bears interest at the bank's reference rate and is collateralized by equipment, receivables, and intangibles. The line of credit matures on July 1, 1998. Under the terms of the line of credit, the Company is required to maintain certain tangible net worth and profitability requirements. JDA is in compliance with the agreement at December 31, 1996.

4. ACCRUED AND OTHER LIABILITIES

     Accrued and other liabilities at December 31 consist of the following:

                                                                     1995           1996
                                                                  ----------     ----------
    Accrued compensation and benefits...........................  $  992,497     $2,773,104
    Customer deposits...........................................     215,193        317,652
    Sales, value added and property taxes.......................     404,104        637,626
    Royalties and license fees..................................     130,612        376,776
    Accrued professional services...............................     125,642        195,521
    Other accrued expenses......................................     441,261      1,146,179
                                                                  ----------     ----------
              Total.............................................  $2,309,309     $5,446,858
                                                                  ==========     ==========

5. COMMITMENTS AND CONTINGENCIES

     The Company leases office space and certain equipment under capital and operating leases, including leases with stockholders (Note 10). The leases expire at various dates and include renewal options. The majority stockholders guarantee certain of these leases. Capital leases included in building, equipment and leasehold improvements total approximately $192,000 and $171,000 (net of accumulated amortization of approximately $71,000 and $76,200) as of December 31, 1995 and 1996, respectively.

     Future minimum lease payments for such leases for the years ending December 31 are as follows:

                                                                   CAPITAL      OPERATING
                                                                    LEASE         LEASE
                                                                   --------     ----------
    1997.........................................................  $ 66,700     $1,303,000
    1998.........................................................    59,300      1,115,000
    1999.........................................................    50,500        337,000
    2000.........................................................    13,400        109,000
    2001.........................................................                   20,000
    Thereafter...................................................                    5,000
                                                                   ---------    ----------
    Total........................................................   189,900     $2,889,000
                                                                                ==========
    Less amounts representing interest...........................   (28,226)
                                                                   ---------
    Net present value of future minimum lease payments...........   161,674
    Less current portion.........................................   (55,759)
                                                                   ---------
    Present value of future minimum lease payments less current    $105,915
      portion....................................................
                                                                   =========

     Rent expense incurred under the operating leases for the three years ended December 31, 1996 was approximately $289,000, $707,000 and $1,216,000, respectively.

     In May 1996, Niederhoffer and Niederhoffer, Inc. ("Niederhoffer") filed a demand for arbitration asserting a claim against JDA Software Services, Inc., a wholly-owned subsidiary of the Company. Niederhoffer's claims are based upon an agreement between it and JDA Software Services, Inc. dated April 6,

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

1990 (the "Finder's Agreement"). Niederhoffer alleges entitlement to a finder's fee in connection with the purchase of convertible preferred stock in the Company in March 1995 by six investment funds advised by TA Associates, Inc. and its affiliates ("TA Investment"), and a claim for common stock arising from the related establishment of the Company and reorganization of the Company's wholly-owned subsidiaries pursuant to which Company common stock was issued to such subsidiaries' stockholders (the "Reorganization"). In the arbitration, Niederhoffer claims damages of approximately $770,000 and asserts a right to 504,000 shares of the Company's common stock.

     Although the Company has contested vigorously, among other things, Niederhoffer's damages claims, in the event the arbitration panel concludes that the TA Investment and the related Reorganization fell within the scope of the Finder's Agreement, and further agrees with Niederhoffer's assessment of damages, the Company could be required to make cash payments as well as issue to Niederhoffer up to 504,000 shares of the Company's common stock or make an additional cash payment to Niederhoffer based upon the arbitrators' determination of the value of such shares. The Company believes that the arbitrators' decision to award up to 504,000 shares of common stock to Niederhoffer based upon a determination that such shares were issuable as a result of the TA Investment would be treated as a charge to additional paid-in capital. Such charge would reduce additional paid-in capital by the amount of any cash paid plus the value of the common stock issued, valued as of the date of the TA Investment. However, any cash awarded in lieu of shares in excess of the value of such shares at the date of the TA Investment would be recorded as litigation expense and could have an immediate and material adverse effect on the Company's operating results. In addition, any cash awarded to Niederhoffer would reduce the Company's available liquidity. Any shares of common stock awarded to Niederhoffer would have a dilutive effect on the Company's net income per share.

     The Company and its counsel believe that the Company has meritorious defenses to Niederhoffer's claims, and the Company is contesting both the applicability of the Finder's Agreement to the TA Investment and the related Reorganization, and the measurement of damages as claimed by Niederhoffer. However, since the results of arbitration proceedings are inherently unpredictable, the ultimate outcome cannot be determined. The arbitration hearing was concluded in March 1997, and the arbitrators' decision is pending.

6. INTERNATIONAL OPERATIONS

     For the three years ended December 31, amounts included in the consolidated financial statements applicable to international operations, principally those in the United Kingdom, Europe and Asia, were as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                     1994            1995            1996
                                                  -----------     -----------     -----------
    Revenues:
      United States.............................  $17,691,505     $20,827,569     $31,823,233
      Foreign...................................    6,137,500       9,256,682      16,016,540
                                                  -----------     -----------     -----------
              Total revenues....................  $23,829,005     $30,084,251     $47,839,773
                                                  ===========     ===========     ===========
    Income from operations:
      United States.............................  $ 7,142,093     $ 4,817,466     $ 6,979,410
      Foreign...................................    2,080,157       2,685,971       5,297,194
                                                  -----------     -----------     -----------
              Total income from operations......  $ 9,222,250     $ 7,503,437     $12,276,604
                                                  ===========     ===========     ===========
    Assets:
      United States.............................  $ 9,145,065     $25,189,895     $49,847,561
      Foreign...................................    2,412,189       2,605,084       9,208,223
                                                  -----------     -----------     -----------
              Total assets......................  $11,557,254     $27,794,979     $59,055,784
                                                  ===========     ===========     ===========

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

     In 1995 and 1996, United States revenue includes export sales to Latin America totaling approximately $2,435,000 and $4,777,000, respectively.

     Transaction gains and losses recorded in income in 1994, 1995 and 1996 were immaterial.

     Translation adjustments recorded as a separate component of equity were:

                                                            1994        1995         1996
                                                           -------     -------     --------
    Balance, beginning of year...........................  $(4,915)    $15,937     $ 12,796
    Unrealized gain (loss)...............................   20,852      (3,141)     425,216
                                                           --------    --------    --------
    Balance, end of year.................................  $15,937     $12,796     $438,012
                                                           ========    ========    ========

7. ACQUISITION OF JDA SOFTWARE SERVICES LTD

     On August 15, 1996, the Company acquired JDA Software Services Ltd. ("JDA Canada") for 143,926 shares of common stock. JDA Canada was previously an affiliated company, but had been independently owned since 1987. The acquisition was accounted for as a purchase resulting in goodwill of $1,738,162, which will be amortized over 15 years. Operating results for the years ended December 31, 1995 and 1996, assuming that the acquisition had occurred at the beginning of the applicable year are as follows:

                                                                   1995            1996
                                                                -----------     -----------
    Revenues..................................................  $33,273,314     $50,556,564
                                                                ===========     ===========
    Net income................................................  $ 4,318,633     $ 7,778,251
                                                                ===========     ===========
    Net income per share......................................  $       .39     $       .64
                                                                ===========     ===========

8. EMPLOYEE BENEFIT PLANS

     JDA has adopted three stock option plans. The Board of Directors has reserved a total of 1,350,000 shares of common stock for issuance under the Company's 1995 Stock Option Plan (the "1995 Option Plan"). Both incentive stock options and nonstatutory stock options may be granted under the 1995 Option Plan. The exercise price of an incentive stock option and a nonstatutory stock option must be no less than the fair market value at the date of grant. Options granted under the 1995 Option Plan are subject to individual vesting schedules, but must be exercised within ten years of the date of grant.

     In connection with the issuance of the Preferred Stock (Note 2), the stockholders of the Predecessor Companies, have agreed that upon (1) the exercise of the first 850,000 employee stock options, they will sell an equivalent number of their common shares to JDA at the specific option exercise price; and (2) upon the exercise of the next 500,000 options, they will sell an equivalent number of their common shares to JDA at $.01 per share. Accordingly, shares outstanding of the Company will not increase upon the exercise of the first 1,350,000 stock options granted. There are 656,525 options outstanding at December 31, 1996 under this plan of which 360,741 are exercisable.

     At December 31, 1996, 50,000 options were available for additional grants under the 1995 Option Plan.

     The Board of Directors has also reserved a total of 1,250,000 shares of common stock for issuance under the Company's 1996 Employee Stock Option Plan (the "1996 Option Plan") and a total of 150,000 shares of common stock have been reserved for issuance under the Company's 1996 Outside Directors Stock Option Plan (the "Directors Plan"). At December 31, 1996, 305,000 options had been issued under the 1996 Option Plan, of which 20,000 are exercisable. Options may be granted to employees, consultants, advisors and directors who are also employees, although only directors and officers who are also employees may receive incentive stock options intended to qualify for certain tax treatment. The exercise price of nonqualified stock

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES options must equal at least 85% of the fair market value of the common stock on the date of grant, and in the case of incentive stock options must be no less than the fair market value. Options granted under the option plans generally vest over four years and must be exercised within ten years. No options have been granted under the Directors Plan. The Directors Plan provides for the automatic granting of nonqualified stock options to directors of the Company who are not employees of the Company ("Outside Directors"). Subsequent to December 31, 1996, 301,250 additional options were granted under the 1996 Option Plan.

     The Company applies APB No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed in SFAS No. 123 the Company's net income and net income per share would have been reduced by approximately $588,000, or $.05 per share in 1996 and $444,000 or $.04 per share in 1995. The fair value of the options granted is estimated as $7.48 and $1.06 in 1996 and 1995, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of .65, risk-free interest rate of 5.25%, assumed forfeiture rate of 0%, and an expected life of .4 years after vesting date.

     The following is a summary of changes in outstanding options:

                                                               NUMBER OF        EXERCISE
                                                                SHARES            PRICE
                                                               ---------     ---------------
    Outstanding at December 31, 1994.........................         --           --
      Granted................................................  1,300,000     $3.50 to $5.25
      Cancelled or expired...................................         --           --
      Exercised..............................................   (192,862)         $3.50
                                                               ---------
    Outstanding at December 31, 1995.........................  1,107,138     $3.50 to $5.25
      Granted................................................    305,000     $9.60 to $19.75
      Cancelled or expired...................................         --           --
      Exercised..............................................   (450,613)    $3.50 to $5.25
                                                               ---------
    Outstanding at December 31, 1996.........................    961,525     $3.50 to $5.25
                                                               =========
    Exercisable at December 31, 1996.........................    380,741     $3.50 to $5.25
                                                               =========

     The following table summarizes information concerning currently outstanding and exercisable options:

                               OPTIONS OUTSTANDING
                     ----------------------------------------         OPTIONS EXERCISABLE
                                      WEIGHTED                      ------------------------
      RANGE                            AVERAGE       WEIGHTED                       WEIGHTED
       OF                             REMAINING      AVERAGE                        AVERAGE
    EXERCISE           NUMBER        CONTRACTUAL     EXERCISE         NUMBER        EXERCISE
     PRICES          OUTSTANDING        LIFE          PRICE         EXERCISABLE      PRICE
-----------------    -----------     -----------     --------       -----------     --------
$3.50 -- $5.25         656,525           8.51         $ 4.10          360,741        $ 3.86
$9.60 -- $19.75        305,000           9.38          16.00           20,000          9.60
                      --------                                         ------
                          ----
                       961,525                                        380,741
                     ============                                      ======

     As noted above, the 656,525 options outstanding under the 1995 Option Plan, if exercised, would not have a dilutive effect on the Company's net income per share calculation.

     JDA has a defined contribution plan under Section 401(k) of the Internal Revenue Code. Employees of JDA are eligible to participate in the plan after reaching age 21. Voluntary salary reductions may be elected by each participating employee and contributed to the plan. JDA may contribute an amount equal to 100% of the employee's contribution up to 20% of the employee's annual wages. Employees are immediately vested for

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES their own contributions and they are 100% vested in the Company's matching contributions after six years of service. The Company made no contributions during 1994 and approximately $57,000 and $86,000 of contributions to the plan in 1995 and 1996, respectively.

     In addition, a total of 200,000 shares of common stock have been reserved for issuance under the Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan"). At December 31, 1996, 38,445 shares had been issued. No shares had been issued as of December 31, 1995. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions. The purchase price of the stock will be equal to 85% of the lesser of: (i) the fair market value on the first day of the 24 month offering period; or (ii) the fair market value on the last day of the six month purchase period. At December 31, 1996, $374,200 was accrued for purchases that will be made in January 1997.

     During 1996, certain employees exercised 198,613 options and sold the stock received. These disqualifying dispositions result in a deduction for income tax purposes. Accordingly, the Company's tax liability was reduced by $1,537,159 with an offsetting credit to additional paid-in capital.

9. INCOME TAXES

     As explained in Note 1, all United States federal taxable income was taxed to the Company's stockholders through March 31, 1995. Accordingly, the tax provision does not include provisions for United States federal income taxes through that date. Pro forma income tax provisions have been presented for 1995 in order to indicate the tax provision that would have been recorded had all income been taxable to JDA.

     The following presents income tax provision for the three years ended December 31, 1996:

                                                    1994                1995              1996
                                                   ------       --------------------     ------
                                                   ACTUAL       ACTUAL     PRO FORMA     ACTUAL
                                                   ------       ------     ---------     ------
                                                                  (IN THOUSANDS)
    Current:
      Federal....................................               $1,354      $ 2,410      $3,152
      State......................................   $ 62           320          362         750
      Foreign....................................    438           140          140       1,169
                                                    ----        ------       ------      ------
              Total current......................    500         1,814        2,912       5,071
                                                    ----        ------       ------      ------
    Deferred:
      Federal....................................                 (299)        (236)       (184)
      State......................................                  (53)         (42)        (41)
      Foreign....................................                   35           35         270
                                                    ----        ------       ------      ------
              Total deferred.....................                 (317)        (243)         45
                                                    ----        ------       ------      ------
              Total provisions...................   $500        $1,497      $ 2,669      $5,116
                                                    ====        ======       ======      ======

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

     JDA's effective tax rate differs from the federal statutory rate as follows:

                                                    1994               1995              1996
                                                   -------     --------------------     ------
                                                   ACTUAL      ACTUAL     PRO FORMA     ACTUAL
                                                   -------     ------     ---------     ------
                                                                 (IN THOUSANDS)
    Federal statutory rate.......................  $ 3,060     $2,404      $ 2,404      $4,351
    Research and development credit..............                 (30)         (30)        (30)
    Record deferred income taxes.................                (260)
    Foreign and state income taxes...............       62        274          384         800
    S Corporation benefit........................   (2,622)      (802)
    Other........................................                 (89)         (89)         (5)
                                                   -------     ------       ------      ------
              Total..............................  $   500     $1,497      $ 2,669      $5,116
                                                   =======     ======       ======      ======

     Significant components of the Company's net deferred tax asset (liability) as of December 31, are as follows:

                                                         1995                         1996
                                               ------------------------     ------------------------
                                               CURRENT      NON-CURRENT     CURRENT      NON-CURRENT
                                               --------     -----------     --------     -----------
Deferred tax asset:
  Accrued compensation.......................  $ 95,500                     $178,800
  Sales returns allowance....................   120,000                      157,900
  Allowance for doubtful accounts............   120,000                      221,500
  Deferred Revenue...........................                                203,000
  Other......................................   124,800                       82,900      $  17,600
                                               --------                     --------      ---------
          Total..............................   460,300                      844,100         17,600

Deferred tax liability:
  Tax over book depreciation.................                $(108,000)                    (239,600)
  Foreign translation adjustment.............                                              (292,000)
  Other......................................   (35,000)                     (58,000)
                                               --------      ---------      --------      ---------
          Total..............................  $425,300      $(108,000)     $786,100      $(514,000)
                                               ========      =========      ========      =========

10. RELATED PARTIES

     Transactions with the majority stockholders for the three years ended December 31, 1996 consist principally of the following:

     a. Notes issued to stockholders consist of $14,000,000 of notes due on January 11, 1996 with interest at 6.3%, $898,990 of notes with interest at 8% due January 13, 1996 and $5,203,931 of notes with interest at 8% due through 2000. There was no balance remaining on such notes at December 31, 1996.

     b. Interest expenses applicable to stockholder notes aggregated $241,300, $1,046,300 and $129,800 in the three years ended December 31, 1996.

     c. Office lease payments to stockholders aggregated $120,000, $50,000 and $67,500 for the three years ended December 31, 1996.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

11. QUARTERLY DATA (UNAUDITED)

                                                                       1996
                                                 -------------------------------------------------
                                                 MARCH 31,     JUNE 30,     SEPT. 30,     DEC. 31,
                                                 ---------     --------     ---------     --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Revenue....................................   $ 9,404      $ 10,436      $ 12,514     $ 15,486
    Income from operations.....................     2,433         2,428         3,311        4,105
    Net income.................................     1,427         1,559         2,088        2,606
    Net income per share.......................      0.13          0.13          0.17         0.21

                                                                       1995
                                                 -------------------------------------------------
                                                 MARCH 31,     JUNE 30,     SEPT. 30,     DEC. 31,
                                                 ---------     --------     ---------     --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Revenue....................................   $ 6,003      $  6,602      $  8,206     $  9,273
    Income from operations.....................     1,502         1,522         1,903        2,576
    Net income.................................     1,427         1,037         1,366        1,743
    Pro forma:
      Net income...............................       900           864         1,110        1,527
      Net income per share.....................      0.08          0.08          0.11         0.15

                                                                       1994
                                                 -------------------------------------------------
                                                 MARCH 31,     JUNE 30,     SEPT. 30,     DEC. 31,
                                                 ---------     --------     ---------     --------
                                                                  (IN THOUSANDS)
    Revenue....................................   $ 4,137      $  5,627      $  6,472     $  7,593
    Income from operations.....................       803         2,298         2,964        3,157
    Net income.................................       702         2,234         2,894        2,671

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
JDA Software Group, Inc.
Phoenix, Arizona

     We have audited the consolidated financial statements of JDA Software Group, Inc. and subsidiaries (the "Company") as of December 31, 1995 and 1996, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 28, 1997; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Phoenix, Arizona
January 28, 1997

                            JDA SOFTWARE GROUP, INC.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                 BALANCE AT     CHARGED TO     CHARGED
                                 BEGINNING      COSTS AND      TO OTHER                       BALANCE AT
DESCRIPTION                      OF PERIOD       EXPENSES      ACCOUNTS     DEDUCTIONS       END OF PERIOD
-------------------------------  ----------     ----------     --------     ----------       -------------
For the Years Ended December
  31:
  1996 Allowance...............   $ 650,700      $818,016      $109,125(2)  $ (454,017)(1)    $ 1,123,824
                                   ========      ========      ========      =========         ==========
  1995 Allowance...............   $ 112,700      $627,453      $     --        (89,453)(1)    $   650,700
                                   ========      ========      ========      =========         ==========
  1994 Allowance...............   $   2,500      $110,200      $     --     $       --        $   112,700
                                   ========      ========      ========      =========         ==========

---------------

(1) Represents accounts receivable which were written off.

(2) Represents allowance in existence at date of acquisition of JDA Software Services Ltd.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 1997                      JDA SOFTWARE GROUP, INC.

                                          By: /s/ JAMES D. ARMSTRONG
                                            ------------------------------------
                                            James D. Armstrong
                                            Chief Executive Officer
                                            (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 31, 1997 by the following persons in the capacities indicated.

                 SIGNATURE                                         TITLE
--------------------------------------------    --------------------------------------------

/s/ JAMES D. ARMSTRONG                          Chief Executive Officer and Director
--------------------------------------------      (Principal Executive Officer)
James D. Armstrong

/s/ FREDERICK M. PAKIS                          President and Director
--------------------------------------------      (Principal Executive Officer)
Frederick M. Pakis

/s/ THOMAS M. PROUD                             Vice President and Chief Financial Officer
--------------------------------------------      (Principal Financial and Accounting
Thomas M. Proud                                   Officer)

/s/ KURT R. JAGGERS                             Director
--------------------------------------------
Kurt R. Jaggers

/s/ CRAWFORD L. COLE                            Director
--------------------------------------------
Crawford L. Cole

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                       DESCRIPTION OF DOCUMENT
------------      ------------------------------------------------------------------------------
 3.1*         --  Second Restated Certificate of Incorporation of the Company.
 3.2*         --  Bylaws.
 4.1*         --  Specimen Common Stock certificate.
 4.2*(1)      --  Stock Redemption Agreement among the Company, James D. Armstrong and Frederick
                  M. Pakis dated March 30, 1995.
10.1*(1)      --  Form of Indemnification Agreement.
10.2*(1)      --  1995 Stock Option Plan, as amended, and form of agreement thereunder.
10.3*(1)      --  1996 Stock Option Plan and forms of agreement thereunder.
10.4+(1)      --  1996 Employee Stock Purchase Plan, as amended, and form of agreement thereunder.
10.5*(1)      --  1996 Outside Directors Stock Option Plan and forms of agreement thereunder.
10.6*(1)      --  Employment Agreement between James D. Armstrong and JDA Software, Inc. dated
                  March 30, 1995, as amended.
10.7*(1)      --  Employment Agreement between Frederick M. Pakis and JDA Software, Inc. dated
                  March 30, 1995, as amended.
10.8*         --  Employment Agreement between James L. Smith and JDA Software, Inc. dated March
                  30, 1995, as amended.
10.9*(1)      --  Employment Agreement between Thomas M. Proud and JDA Software, Inc. dated
                  November 13, 1995.
10.10+        --  Lease Agreement between The Manufacturers Life Insurance Company and JDA
                  Software Canada Ltd. (formerly known as JDA Software Services Ltd.) dated
                  December 6, 1995 (North York, Ontario).
10.11*(1)     --  Series A Preferred Stock and Common Stock Exchange Agreement among the
                  Company, James D. Armstrong, Frederick M. Pakis, James L. Smith and the
                  purchasers named therein dated March 30, 1995.
10.12*        --  Assignment and Assumption Agreement regarding Master Lease between Pacific
                  Atlantic Systems Leasing, Inc. and JDA Software, Inc. and Consent of Paradise
                  Partners Limited Partnership to Assignment, dated March 17, 1995 (Phoenix,
                  Arizona).
10.13*(1)     --  Lease Agreement between Pakis-Armstrong Venture and JDA Software, Inc. dated
                  January 1, 1996 (Scottsdale, Arizona).
10.14*        --  Lease Agreement between Holly Pond Associates Limited Partnership and JDA
                  Software, Inc. dated June 16, 1993 (Stamford, Connecticut).
10.15*        --  Lease Agreement between Woodhill Associates and JDA Software, Inc. dated July
                  10, 1992 and First Lease Amendment between Metropolitan Life Insurance
                  Company, successor in interest to Woodhill Associates, and JDA Software, Inc.
                  dated May 16, 1995 (Norcross, Georgia).
10.16*        --  Lease Agreement between The Port of Singapore Authority and JDA Asia Pte Ltd.
                  dated September 12, 1995 (Singapore).
10.17*        --  Lease Agreements between Skanda Developments Limited and JDA Software Services
                  Ltd. (predecessor to JDA International Ltd.) dated June 25, 1991 (England).
10.18*        --  Lease Agreement between BBS Business -- und Buroservice in Niederrad GmbH and
                  JDA Software GmbH dated July 4, 1995 (Germany).
10.19*#       --  License Agreement between Uniface Corporation and JDA Software, Inc. dated
                  February 9, 1994.
10.20*#       --  Standard Value-Added Reseller Agreement between Uniface Corporation and JDA
                  Software, Inc. dated February 9, 1994
10.21***      --  Acquisition and Exchange Agreement among the Company and the Shareholders of
                  JDA Software Services Ltd. dated August 15, 1996.
10.22*(1)     --  Promissory Notes of the Company payable to James D. Armstrong, Frederick M.
                  Pakis and James L. Smith dated March 30, 1995.
10.23*(1)     --  Promissory Notes of JDA Software, Inc. payable to James D. Armstrong and
                  Frederick M. Pakis, guaranteed by the Company, dated March 29, 1995.

EXHIBIT
NUMBER                                       DESCRIPTION OF DOCUMENT
------------      ------------------------------------------------------------------------------
10.24*(1)     --  Promissory Notes of JDA Worldwide, Inc. payable to James D. Armstrong and
                  Frederick M. Pakis, guaranteed by the Company, dated March 29, 1995.
10.25*(1)     --  JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective
                  January 1, 1995.
10.26+        --  Business Loan Agreement between Bank of America Arizona and JDA Software, Inc.
                  dated June 17, 1996.
10.27**(1)    --  Second Amendment to Employment Agreement between James D. Armstrong and JDA
                  Software, Inc. dated April 23, 1996.
10.28**(1)    --  Second Amendment to Employment Agreement between Frederick M. Pakis and JDA
                  Software, Inc. dated April 23, 1996.
10.29**       --  Second Amendment to Employment Agreement between James L. Smith and JDA
                  Software, Inc. dated April 23, 1996.
10.30+        --  Lease Agreement between Oxford Development Group, Inc. and JDA Software Canada
                  Ltd. (formerly known as JDA Software Services Ltd.) dated July 11, 1994
                  (Calgary, Alberta).
10.31         --  Sale and Purchase Agreement between Skanda Developments Limited and JDA
                  International Ltd. dated November 12, 1996.
11.1          --  Statement regarding computation of earnings per share.
21.1+         --  Subsidiaries of the Registrant.
23.1          --  Consent of Independent Auditors.
27.1          --  Financial Data Schedule.

---------------

* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, as filed on August 14, 1996.

*** Incorporated by reference to the Company's Current Report on Form 8-K dated
    August 15, 1996, as filed on August 30, 1996.

+ Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-15659), declared effective on November 21, 1996.

#   Confidential treatment has been granted as to part of this exhibit.

(1) Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.