Form 10-Q
period 1997-03-31
JDA SOFTWARE GROUP INC
filed 1997-05-15
CIK 1006892

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington DC  20549

                                   FORM 10-Q

(Mark One)

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

         (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

  For the Transition Period from ____________________ to ____________________

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

                          YES    X        NO
                              --------       --------

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 13,027,781 as of April 30, 1997.

                            JDA SOFTWARE GROUP, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                             PAGE NO.
                                                                             --------
PART I:  FINANCIAL INFORMATION

         Item 1:    Financial Statements

                    Condensed Consolidated Balance Sheets as of                3
                    March 31, 1997 and December 31, 1996

                    Condensed Consolidated Statements of Income                4
                    for the Three Months Ended March 31, 1997 and 1996

                    Condensed Consolidated Statements of Cash Flows for        5
                    the Three Months Ended March 31, 1997 and 1996

                    Notes to Condensed Consolidated Financial Statements       6


         Item 2:    Management's Discussion and Analysis of Financial          7
                    Condition and Results of Operations


PART II:  OTHER INFORMATION

         Item 1:    Legal Proceedings                                         18

         Item 6:    Exhibits and Reports on Form 8-K                          18

         Signature                                                            19

PART I:  FINANCIAL INFORMATION
ITEM I:  FINANCIAL STATEMENTS


                            JDA SOFTWARE GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                      MARCH 31,             DECEMBER 31,
                                                                        1997                    1996
                                                                      ---------             ------------
                                                                     (UNAUDITED)
                                                  ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                      $30,248                 $30,986
         Accounts receivable - net                                       18,094                  16,954
         Prepaid expenses and other current assets                        1,094                     881
         Deferred tax asset                                                 755                     786
                                                                        -------                 -------
         Total Current Assets                                            50,191                  49,607
                                                                        -------                 -------
         Property and equipment, net                                      8,672                   7,752
         Goodwill, net                                                    1,669                   1,697
                                                                        -------                 -------
                                                                        $60,532                 $59,056
                                                                        =======                 =======

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                               $ 1,024                   1,886
         Income taxes payable                                             1,107                     639
         Accrued and other current liabilities                            4,925                   5,503
         Deferred revenue                                                 1,534                   1,747
                                                                        -------                 -------
         Total current liabilities                                        8,590                   9,775
         Other liabilities                                                  467                     620
                                                                        -------                 -------
         Total liabilities                                                9,057                  10,395
                                                                        -------                 -------
         Total stockholders' equity                                      51,475                  48,661
                                                                        -------                 -------
                                                                        $60,532                 $59,056
                                                                        =======                 =======




           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            JDA SOFTWARE GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data; unaudited)


                                                                 Three Months Ended
                                                            -----------------------------
                                                            March 31,           March 31,
                                                              1997                1996
                                                            ---------           --------
 REVENUES:
   Software licenses                                          $ 7,866           $ 5,013
   Consulting, maintenance and other services                   8,978             4,391
                                                              -------           --------
          Total revenues                                       16,844             9,404

 COST OF REVENUES:
   Software licenses                                              200                25
   Consulting, maintenance and other services                   6,704             2,958
                                                              -------           --------
          Total cost of revenues                                6,904             2,983
                                                              -------           --------
 GROSS PROFIT                                                   9,940             6,421
                                                              -------           --------
 OPERATING EXPENSES:
   Product development                                          2,235             1,220
   Sales and marketing                                          2,517             1,628
   General and administrative                                   1,689             1,140
                                                              -------           --------
          Total operating expenses                              6,441             3,988
                                                              -------           --------
 INCOME FROM OPERATIONS                                         3,499             2,433
   Other income (expense)                                         356               (65)
                                                              -------           -------
 INCOME BEFORE INCOME TAXES                                     3,855             2,368
   Provision for income taxes                                   1,542               941
                                                              -------           --------
 NET INCOME                                                   $ 2,313           $ 1,427
                                                              =======           =======

 NET INCOME PER SHARE                                         $  0.18           $  0.13
                                                              =======           =======

 SHARES USED IN PER SHARE CALCULATION:                         13,168            11,189
                                                              =======           =======





           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            JDA SOFTWARE GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands, unaudited)

                                                                                  Three Months Ended
                                                                           -------------------------------
                                                                           March 31,            March 31,
                                                                             1997                 1996
                                                                           ----------           ---------
OPERATING ACTIVITIES:
  Net income                                                                $  2,313            $  1,427
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                               369                 186
     Accounts receivable allowance                                                 7                 207
     Unrealized foreign translation adjustment                                  (221)
     Deferred income taxes and other                                            (105)                (80)

  Changes in assets and liabilities:
     Accounts receivable                                                      (1,147)               (794)
     Prepaid expenses and other current assets                                  (213)               (276)
     Accounts payable                                                           (862)                 (5)
     Accrued and other liabilities                                              (577)               (353)
     Income taxes payable                                                        468                 474
     Deferred revenue                                                           (213)              1,530
     Other                                                                                           198
                                                                            ---------           --------
        Net cash (used in) provided by operating activities                     (181)              2,514
                                                                            ---------            -------

INVESTING ACTIVITIES:
  Redemption of investments                                                       --               14,649
  Purchase of equipment and leasehold improvements                            (1,261)               (492)
                                                                            ---------            --------
        Net cash (used in) provided by investing activities                   (1,261)             14,157
                                                                            ---------           --------

FINANCING ACTIVITIES:
  Initial public offering transactions:
        Issuance of common stock                                                                  25,729
        Redemption of Series B preferred stock                                                    (7,500)
        Payments on notes to stockholders                                                         (5,264)
  Stockholder transactions:
        Payments on notes payable to stockholders                                                (14,649)
  Net payments on bank line of credit                                                               (575)
  Issuance of common stock - employee stock purchase plan                        739
  Capital lease payments and other                                               (35)                (35)
                                                                            ---------           ---------
        Net cash provided by (used in) financing activities                      704              (2,294)
                                                                            ---------           ---------

NET (DECREASE) INCREASE IN CASH                                                 (738)             14,377

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                30,986                 498
                                                                            --------            --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $30,248             $14,875
                                                                            ========            ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
        Interest                                                                   7                 887
                                                                            ========            ========
        Income taxes                                                             955                 363
                                                                            ========            ========
  Conversion of Series A preferred stock                                                           7,500
                                                                                                ========


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            JDA SOFTWARE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED


1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2.  SUBSEQUENT EVENT - ACQUISITION OF LIOCS CORPORATION

         On April 21, 1997, the Company acquired all of the outstanding stock of LIOCS Corporation ("LIOCS") for $2.3 million. LIOCS is a leading provider of advanced distribution and warehouse management solutions. The Company paid $1.4 million of the purchase price at closing, with the remaining balance to be paid in four uneven installments over an 18 month period. Certain of these installments are contingent upon LIOCS' product offerings achieving specific testing and performance milestones. Failure to meet such milestones will release the Company from the related payment obligations and reduce the purchase price. The results of LIOCS' operations will be combined with those of the Company starting at the date of acquisition.

         The acquisition will be accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price will be allocated to the net assets acquired based on their estimated fair values. The excess of the purchase price over the fair value of the net assets acquired will be recorded as goodwill and amortized on a straight-line basis over a 15 year period. Consolidated pro forma revenues, assuming the acquisition had taken place at the beginning of the fiscal 1996, would have been $51.0 million for fiscal 1996, and $17.6 million for the three months ended March 31, 1997. Consolidated pro forma net income and net income per share would not have been materially different than the reported amounts for these two periods. The pro forma amounts are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 1996, or of the future operations of the combined companies.

3.  NET INCOME PER SHARE

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") in February 1997. The Company is required to implement SFAS No. 128 for interim and annual periods ending after December 15, 1997. SFAS No. 128 prescribes a presentation of basic net income per share, which is calculated utilizing only weighted average common shares outstanding, and a net income per share - assuming dilution. After the effective date, all prior period earnings per share data must be restated to conform with SFAS No. 128. Basic net income per share and net income per share - assuming dilution for the quarterly periods ended March 31, 1997 and 1996 would have been $.18 and $.18, and $.13 and $.13, respectively.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This section of the Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussion containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Overview," "Three Months Ended March 31, 1997 and 1996," "Liquidity and Capital Resources," and "Risk Factors." Actual results for future periods could differ materially from those discussed in this section as a result of the various risks and uncertainties discussed herein. A comprehensive summary of such risks and uncertainties can be found in the Company's registration statement on Form S-1 (File No. 333-15659), which was declared effective on November 21, 1996.

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

         The Company has historically derived the substantial majority of its revenues from software licenses and consulting, maintenance and other services relating to MMS, and the Company expects that revenues related to MMS will continue to comprise a substantial portion of the Company's total revenues for the foreseeable future. Nevertheless, the Company expects that revenues related to MMS, which accounted for 95%, 91%, 80% and 67% of total revenues in 1994, 1995, 1996 and the three months ended March 31, 1997, respectively, will continue to decline as a percentage of the Company's total revenues as market acceptance of the Company's newer products, particularly ODBMS and Win/DSS, increases. The Company further expects that revenues attributable to the license of MMS and ODBMS enterprise systems will comprise the substantial majority of software licenses revenues for the foreseeable future.

         Consulting, maintenance and other services revenues are derived from a range of services, including system design and implementation and, to a lesser extent, software maintenance and support, and training. Historically, the level of consulting, maintenance and other services revenues has approximated on an annual basis the level of software license revenues. Consulting, maintenance and other services revenues were 49% of total revenues in each of 1994, 1995 and 1996, and 53% of the total revenues for the three months ended March 31, 1997. Gross margin on consulting, maintenance and other services has historically been significantly lower than gross margin on software licenses and the Company expects this relationship to continue. Consulting, maintenance and other services in support of international licenses typically have lower gross margins than those achieved domestically due to generally lower prevailing billing rates in certain of the Company's international markets. Therefore, any growth in the Company's international operations would likely result in further declines in gross margin on consulting, maintenance and other services.

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


and export sales, comprised 28%, 39%, 43% and 51%, respectively, of total revenues in each of 1994, 1995, 1996 and the three months ended March 31, 1997. The Company has operations in the U.K., Singapore, Canada, Chile, Mexico and Germany and plans to continue expansion of its international operations. However, there can be no assurance that the Company's international expansion will be successful. In addition, the opening of new offices by the Company typically results in initial recruiting, training and other start-up expenses in advance of anticipated revenues and reduced labor efficiencies associated with the introduction of products to a new customer base. Other risks inherent in the Company's international business activities include changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products, longer accounts receivable payment cycles, potentially adverse tax consequences, currency fluctuations, repatriation of earnings and burdens of complying with a wide variety of local laws.

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

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

         Revenues

                 Total revenues increased 79% from $9.4 million in the three months ended March 31, 1996 to $16.8 million in the three months ended March 31, 1997. International revenues comprised 35% and 51% of total revenues in the three months ended March 31, 1996 and 1997, respectively. The increase in international revenues as a percentage of total revenues was primarily attributable to expanded sales and marketing efforts in Europe, Asia, and Latin America, plus the acquisition of JDA Canada on August 15, 1996.

                 Software Licenses. Software licenses revenues increased by 57% from $5.0 million in the three months ended March 31, 1996 to $7.9 million in the three months ended March 31, 1997. The

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


increase was primarily due to a 113% increase in international software licenses primarily attributable to expanded sales and marketing efforts in Europe, Asia, and Latin America, plus the acquisition of JDA Canada, combined with a 17% increase in domestic licenses. Increased software licenses revenues were also attributable to increased sales of the Company's new products, ODBMS (enterprise) and Win/DSS (in-store).

                 Consulting, Maintenance and Other Services. Consulting, maintenance and other services revenues increased by 104% from $4.4 million in the three months ended March 31, 1996 to $9.0 million in the three months ended March 31, 1997. The increase was primarily attributable to increased software license revenues and associated implementations, both internationally and domestically.

         Cost of Revenues

                 Cost of Consulting, Maintenance and Other Services. Cost of consulting, maintenance and other services consists primarily of consultant salaries and other personnel related expenses incurred in system implementation projects and software support services. These costs increased by 127% from $3.0 million in the three months ended March 31, 1996 to $6.7 million in the three months ended March 31, 1997. These costs represented 67% and 75%, respectively, of consulting, maintenance and other services revenues in the three months ended March 31, 1996 and 1997. The increase from 1996 to 1997 was primarily due to expenditures associated with the Company's domestic and international growth and expansion.

         Gross Profit

                 Gross profit increased by 55% from $6.4 million in the three months ended March 31, 1996 to $9.9 million in the three months ended March 31, 1997. Gross profit as a percentage of total revenues decreased from 68% in the three months ended 1996 to 59% in the three months ended March 31, 1997. The decrease was primarily attributable to both a lower mix of software license revenues, which decreased as a percentage of total revenues from 53% in 1996 to 47% in 1997, and higher expenditures on consulting, maintenance and other services associated with the Company's domestic and international growth and expansion.

         Operating Expenses

                 Product Development. Product development expenses increased by 83%, from $1.2 million in the three months ended March 31, 1996 to $2.2 million in the three months ended March 31, 1997, representing 13% of total revenues in both periods. The increase in product development expenses was primarily a result of an increase in the number of product development personnel from 56 as of March 31, 1996 to 103 as of March 31, 1997.
Significant product development efforts in the three months ended March 31, 1997 included the continued development of ODBMS and Win/DSS and continued enhancements to MMS. The Company believes that a continued commitment to product development will be required for the Company to remain competitive. Accordingly, the Company intends to continue to allocate substantial resources to product development. Product development costs subsequent to the achievement of technological feasibility have not been significant during these periods and, accordingly, all such costs have been expensed as incurred.

                 Sales and Marketing. Sales and marketing expenses increased by 55%, from $1.6 million in the three months ended March 31, 1996 to $2.5 million in the three months ended March 31, 1997, representing 17% and 15% of total revenues, respectively. The increase in absolute dollars is due to

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


the addition of sales and marketing personnel and related expenses to implement the Company's strategy to increase its presence in international and domestic materials.

                 General and Administrative. General and administrative expenses increased by 48%, from $1.1 million in the three months ended March 31, 1996 to $1.7 million in the three months ended March 31, 1997, representing 12% and 10% of total revenues, respectively. The increase in absolute dollars is primarily due to the addition of administrative personnel to support the Company's growth. The Company anticipates that general and administrative expenses may continue to increase in absolute dollars as the Company expands its operations.

                 Provision for Income Taxes. The income tax provisions include tax provisions for U.S. federal income taxes and reflect effective tax rates of 40% in both years. Such tax rates approximate statutory federal, state and foreign tax rates after a reduction for U.S. research and development expense tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through cash generated from operations, public sales of equity securities and, to a lesser extent, from borrowings under its bank line of credit. As of March 31, 1997, the Company had $30.2 million in cash and cash equivalents and $5.0 million available under its bank line of credit.

         The Company's operating activities provided cash of $2.5 million during the three months ended March 31, 1996 and utilized cash of $181,000 during the three months ended March 31, 1997. Cash from operating activities results from the Company's profitable operations and has been utilized for working capital purposes including increases in accounts receivable.

         The Company's investing activities provided cash of $14.2 million during the three months ended March 31, 1996 and utilized cash of $1.3 million during the three months ended March 31, 1997. The 1996 activity includes the redemption of $14.6 million in restricted short-term investments acquired during 1995 and capital expenditures of $492,000. The 1997 activity consists of capital expenditures for property and equipment that will be used to support the Company's growth.

         The Company's financing activities utilized cash of $2.3 million during the three months ended March 31, 1996 and provided cash of $704,000 during the three months ended March 31, 1997. The 1996 activity includes the issuance of 2,182,866 shares of the Company's Common Stock in an initial public offering on March 20, 1996, the net proceeds of which were offset by the repayment of stockholder notes and the redemption of preferred stock. The 1997 activity consists of proceeds from the issuance of Common Stock under the Company's Employee Stock Purchase Plan and payments on capital lease obligations. At March 31, 1997, the Company had no outstanding borrowings under its existing $5.0 million bank line of credit. This line of credit expires on July 1, 1998, and the Company intends to seek renewal at that time.

         The Company believes that its cash and cash equivalents, bank line of credit and funds generated from operations will provide adequate liquidity to meet the Company's planned capital and operating requirements during the next twelve months.

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

         Uncertain Market for ODBMS and Win/DSS. The Company has recently released ODBMS and Win/DSS. Both products are open, client/server solutions. The retail industry has only recently begun limited adoption of open, client/server information systems. The Company believes that retailers in general may be relatively cautious in adopting new technologies. In addition, many retailers do not have the personnel or staff required to implement, operate and maintain an open, client/server system, and the difficulties associated with implementing new technology may slow or prevent adoption of the Company's new products. Because the market for these products is new and evolving, it is difficult to assess or predict with any assurance the growth rate, if any, and size of this market. There also can be no assurance that the market for ODBMS or Win/DSS will develop, or that either of these products or related services will be adopted or utilized. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

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

         Product Concentration. The Company has derived substantially all of its revenues from the license of a limited number of information management software applications for the retail industry and consulting and maintenance services related to such applications. Software licenses and related consulting, maintenance and other services revenues from the Company's MMS product line represented over 90% of the Company's revenues in each of 1994 and 1995, 80% in 1996, and 67% in the three months ended March 31, 1997. The Company expects revenues related to this product will continue to account for a substantial but reduced percentage of total revenues as market acceptance of the Company's newer products increases. The life cycle of the MMS product line is difficult to estimate due in large measure to the potential effect of new products, applications and product enhancements, including those introduced by the Company, changes in the retail industry and future competition. The Company expects that revenues attributable to its MMS and ODBMS enterprise

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


products will comprise the substantial majority of software license revenues for the foreseeable future. Any decline in MMS revenues, to the extent not offset by increases in revenues from other products, would have a material adverse effect on the Company's business, operating results and financial condition.

         International Operations. In 1994, 1995, 1996 and the three months ended March 31, 1997, international revenues, which include revenues from international subsidiaries and export sales, comprised 28%, 39%, 43% and 51%, respectively, of the Company's revenues. The Company expects that international revenues will continue to account for a significant percentage of the Company's revenues for the foreseeable future, and the Company intends to continue expansion of its international infrastructure. Although the Company maintains operations in the U.K., Singapore, Canada, Chile, Mexico and Germany, and is currently investing significant resources in its international operations, there can be no assurance that the Company will be successful in expanding its international operations. The Company anticipates that continued growth of its international operations will require the Company to recruit and hire a number of new consulting, sales and marketing and support personnel in the countries in which the Company has established or will establish operations. In addition, the Company has only limited experience in developing localized versions of its products and in marketing and distributing its products internationally. International rollout of the Company's products requires significant investment by the Company in advance of anticipated future revenues. The opening of new offices by the Company typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. In particular, successful introduction of the Company's product into new markets requires the Company to locate and hire qualified local sales and consulting personnel and train them in the operation of the Company's products. There can be no assurance that the countries in which the Company operates will have a sufficient pool of qualified personnel for the Company to hire from, or that the Company will be successful at hiring, training or retaining such personnel. In addition, there can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products internationally. The inability of the Company to successfully expand its international operations in a timely manner could materially adversely affect the Company's business, operating results and financial condition.

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


its customers may from time to time experience difficulties relating to the integration of the Company's products with other hardware or software in the customer's environment that are unrelated to defects in the Company's products. There can be no assurance that such defects, errors or difficulties will not cause future delays in product introductions and shipments, result in increased costs and diversion of development resources, require design modifications or impair customer satisfaction with the Company's products. Since the Company's products may be used by its customers to perform mission-critical functions, design defects, software errors, misuse of the Company's products, incorrect data from external sources or other potential problems within or out of the Company's control that may arise from the use of the Company's products could result in financial or other damages to the Company's customers. Prior to 1997, the Company did not maintain product liability insurance. Although the Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential claims as well as any liabilities arising from such claims, such provisions may not effectively protect the Company against such claims and the liability and costs associated therewith. Accordingly, any such claim could have a material adverse effect upon the Company's business, operating results and financial condition. The Company provides warranties for its products for a period of time (usually 6 or 12 months) after the software is installed and, if applicable, accepted by the licensee. The Company's license agreements generally do not permit product returns by the customer.

         Possible Volatility. Since the Company's initial public offering in March 1996, the price of the Company's Common Stock has experienced large fluctuations. Future announcements concerning the Company or its competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, proprietary rights or other litigation (including without limitation the arbitration proceedings described in "Legal Proceedings"), changes in earnings estimates by analysts or other factors could cause the market price of the Common Stock to fluctuate substantially. In addition, stock prices for many technology companies fluctuate widely for reasons which may be unrelated to operating results. These fluctuations, as well as general economic, market and political conditions such as recessions or military conflicts, may materially and adversely affect the market price of the Company's Common Stock.

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

         The Company and its counsel believe that the Company has meritorious defenses to Niederhoffer's claims, and the Company is contesting both the applicability of the Finder's Agreement to the TA Investment and the related Reorganization, and the measurement of damages as claimed by Niederhoffer. However, since the results of arbitration proceedings are inherently unpredictable, the ultimate outcome cannot be determined. The arbitration hearing was concluded in March 1997, and the arbitrators' decision is still pending as of the date of this Form 10-Q filing.

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




                               JDA SOFTWARE GROUP, INC.


Dated:  May 14, 1997           By:  /s/ Thomas M. Proud
                                   ------------------------------------------
                                   Thomas M. Proud
                                   Vice President, Chief Financial Officer,
                                   Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                         DESCRIPTION
    ------                         -----------
       3.1*     Second Restated Certificate of Incorporation of the Company.

       3.2*     Bylaws.

       4.1*     Stock Redemption Agreement by and among the Company, James D.
                Armstrong and Frederick M. Pakis dated March 30, 1995.

      11.1      Statement regarding computation of net income per share.

      27.1      Financial Data Schedule.

 * Incorporated by reference to the Company's registration statement on Form S-1 (No. 333-748), declared effective on March 14, 1996.