Form 10-Q
period 1997-06-30
JDA SOFTWARE GROUP INC
filed 1997-08-14
CIK 1006892

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                                 YES   X    NO

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 13,134,536 as of July 31, 1997.

                            JDA SOFTWARE GROUP, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                           PAGE NO.

PART I:  FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Condensed Consolidated Balance Sheets as of
                     June 30, 1997 and December 31, 1996                                                      3

                     Condensed Consolidated Statements of Income
                     for the Three Months and Six Months Ended June 30, 1997 and 1996                         4

                     Condensed Consolidated Statements of Cash Flows for
                     the Six Months Ended June 30, 1997 and 1996                                              5

                     Notes to Interim Condensed Consolidated Financial Statements                             7


         Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                      9



PART II:  OTHER INFORMATION

         Item 1.     Legal Proceedings                                                                       20

         Item 4.     Submission of Matters to a Vote of Security Holders                                     20

         Item 5.     Other Information                                                                       20

         Item 6.     Exhibits and Reports on Form 8-K                                                        20

         Signature                                                                                           21

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                            JDA SOFTWARE GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands, unaudited)

                                                            JUNE 30,     DECEMBER 31,
                                                              1997           1996
                                                             -------       -------
                                     ASSETS

    CURRENT ASSETS:
       Cash and cash equivalents                             $26,020       $30,986
       Accounts receivable - net                              23,453        16,954
       Prepaid expenses and other current assets               1,530           881
       Deferred tax asset                                      1,044           786
                                                             -------       -------
               Total current assets                           52,047        49,607
                                                             -------       -------

PROPERTY AND EQUIPMENT, NET                                   11,710         7,752

GOODWILL, NET                                                  3,442         1,697
                                                             -------       -------

       Total assets                                          $67,199       $59,056
                                                             =======       =======



                  LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
       Accounts payable                                      $ 2,234       $ 1,886
       Accrued and other current liabilities                   7,534         5,503
       Income taxes payable                                        0           639
       Deferred revenue                                        1,780         1,747
                                                             -------       -------
               Total current liabilities                      11,548         9,775

OTHER LIABILITIES                                                483           620
                                                             -------       -------

       Total liabilities                                      12,031        10,395
                                                             -------       -------

STOCKHOLDERS' EQUITY                                          55,168        48,661
                                                             -------       -------

         Total liabilities and stockholders' equity          $67,199       $59,056
                                                             =======       =======


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            JDA SOFTWARE GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (unaudited)



                                                     Three Months Ended         Six Months Ended
                                                           June 30,                  June 30,
                                                           --------                  --------
                                                    1997          1996          1997          1996
                                                   -------       -------       -------       -------
REVENUES:
  Software licenses                                $ 9,557       $ 5,042       $17,423       $10,055
  Consulting, maintenance and other services        11,540         5,394        20,518         9,785
                                                   -------       -------       -------       -------
        Total revenues                              21,097        10,436        37,941        19,840

COST OF REVENUES:
  Software licenses                                    233           220           433           245
  Consulting, maintenance and other services         9,093         3,563        15,797         6,521
                                                   -------       -------       -------       -------
        Total cost of revenues                       9,326         3,783        16,230         6,766
                                                   -------       -------       -------       -------

GROSS PROFIT                                        11,771         6,653        21,711        13,074
                                                   -------       -------       -------       -------

OPERATING EXPENSES:
  Product development                                2,351         1,645         4,586         2,865
  Sales and marketing                                3,059         1,525         5,576         3,153
  General and administrative                         2,407         1,055         4,096         2,195
                                                   -------       -------       -------       -------
        Total operating expenses                     7,817         4,225        14,258         8,213
                                                   -------       -------       -------       -------

INCOME FROM OPERATIONS                               3,954         2,428         7,453         4,861
  Other income (expense)                               364           169           720           104
                                                   -------       -------       -------       -------

INCOME BEFORE INCOME TAXES                           4,318         2,597         8,173         4,965
  Provision for income taxes                         1,728         1,038         3,270         1,979
                                                   -------       -------       -------       -------

NET INCOME                                         $ 2,590       $ 1,559       $ 4,903       $ 2,986
                                                   =======       =======       =======       =======

NET INCOME PER SHARE                               $  0.20       $  0.13       $  0.38       $  0.26
                                                   =======       =======       =======       =======

SHARES USED IN PER SHARE CALCULATION:
                                                    13,081        12,183        13,070        11,682
                                                   =======       =======       =======       =======






            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            JDA SOFTWARE GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                         Six Months Ended
                                                                             June 30

                                                                       1997            1996
                                                                     --------        --------
OPERATING ACTIVITIES:

  Net income                                                         $  4,903        $  2,986
  Adjustments to reconcile net income to net cash
             provided by operating activities:
     Depreciation and amortization                                      1,003             424
     Provision for doubtful accounts                                      236             384
     Deferred income taxes and other                                     (121)            (34)

  Changes in assets and liabilities:
     Accounts receivable                                               (6,581)         (2,273)
     Prepaid expenses and other current assets                           (584)           (531)
     Accounts payable                                                     292            (208)
     Accrued and other liabilities                                        769           1,392
     Income taxes payable                                                (639)             73
     Deferred revenue                                                      32           1,332
                                                                     --------        --------
        Net cash (used in) provided by operating activities              (690)          3,545

INVESTING ACTIVITIES:

  Redemption of investments                                                            14,649
  Purchase of property and equipment                                   (4,726)         (1,296)
  Purchase of LIOCS Corporation, net of cash acquired                  (1,588)
                                                                     --------        --------
        Net cash (used in) provided by investing activities            (6,314)         13,353
                                                                     --------        --------

FINANCING ACTIVITIES:

  Initial public offering transactions:
        Issuance of common stock                                                       25,322
        Redemption of preferred stock                                                  (7,500)
        Payments on notes and interest payable to stockholders                         (5,264)
  Stockholder transactions:
        Payments on notes and interest payable to stockholders                        (14,649)
  Net payments on bank line of credit                                                    (575)
  Issuance of common stock - employee stock purchase plan                 739
  Issuance of common stock - stock option plan                            260
  Tax benefit - employee stock options                                  1,285
  Payments on capital lease obligations                                   (65)            (63)
                                                                     --------        --------
        Net cash provided by (used in) financing activities             2,219          (2,729)
                                                                     --------        --------

Effect of exchange rates on cash                                         (181)
                                                                     --------        --------

Net (decrease) increase in cash and cash equivalents                   (4,966)         14,169

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         30,986             498
                                                                     --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 26,020        $ 14,667
                                                                     ========        ========

                            JDA SOFTWARE GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)


                                                                       Six Months Ended
                                                                            June 30

                                                                       1997         1996
                                                                      -----         ----


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for:

        Interest                                                    $    17        $   887
                                                                    =======        =======

        Income taxes                                                $ 3,056        $ 1,263
                                                                    =======        =======


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

   Conversion of Series A preferred stock                                          $ 7,500
                                                                                   =======


     SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

         Acquisition of LIOCS Corporation:
              Fair value of assets acquired, other than cash        $  (622)
              Goodwill                                               (1,822)
              Liabilities assumed                                       166
              Notes payable                                             690
                                                                    -------
                 Net cash used to purchase LIOCS Corporation        $(1,588)
                                                                    =======



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            JDA SOFTWARE GROUP, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


2.  ACQUISITION OF LIOCS CORPORATION

         On April 21, 1997, the Company acquired all of the outstanding stock of LIOCS Corporation ("LIOCS") for $2.3 million. LIOCS is a leading provider of advanced distribution and warehouse management solutions. The Company paid $1.4 million of the purchase price in cash at closing, deposited $.2 million in cash in an escrow account, and recorded a payable for the remaining balance of $.7 million. The escrow account and the remaining balance of $.7 million will be paid in four uneven installments over an 18 month period. Certain of these installments are contingent upon LIOCS' product offerings achieving specific testing and performance milestones. Failure to meet such milestones will release the Company from the related payment obligations and reduce the purchase price. The results of LIOCS' operations have been combined with those of the Company starting at the date of acquisition.

         The acquisition has been accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over a 15 year period. Consolidated pro forma revenues, assuming the acquisition had taken place at the beginning of the fiscal 1996, would have been $51.0 million for fiscal 1996, and $38.7 million for the six months ended June 30, 1997. Consolidated pro forma net income and net income per share would not have been materially different than the reported amounts for these two periods. The pro forma amounts are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 1996, or of the future operations of the combined companies.


3.    REVENUE RECOGNITION

         The Company recognizes revenues in accordance with the provisions of American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 91-1, Software Revenue Recognition. ("SOP 91-1") Under SOP 91-1, software license revenue is recognized upon the shipment of the product if collection is probable and the Company's remaining obligations under the license agreement are insignificant. Consulting services are billed on an hourly basis and revenues are recognized as the work is performed. Maintenance revenues from ongoing customer support are billed on a monthly basis and recorded as revenue in the applicable month. The AICPA has recently adopted a new statement of position which supersedes SOP 91-1 and becomes effective for years beginning after December 15, 1997. The Company is currently assessing the impact of this new pronouncement on its financial statements.


4.  NET INCOME PER SHARE

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128") in February 1997. The Company is required to implement SFAS No. 128 for interim and annual periods ending after December 15, 1997. SFAS No. 128 prescribes a presentation of basic net income per share, which is calculated utilizing only weighted average common shares outstanding, and a net income per share - assuming dilution. After the effective date, all prior period earnings per share data must be restated to conform with SFAS No. 128. Basic net income per share and net income per share - assuming dilution for the three months ended June 30, 1997 and 1996 would have been $.20 and $.20, and $.13 and $.13, respectively. For the six month periods ended June 30, 1997 and 1996, the results would have been $.38 and $.37, and $.26 and $.26, respectively.


5.    OTHER RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), and No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 changes the reporting of certain items currently reported in the common stock equity section of the balance sheet. SFAS No. 131 requires public companies to report certain information about operating segments in their financial statements. SFAS No. 131 also establishes related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating what impact these standards will have on its financial statements and related disclosures.

PART I:  FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This section of the Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussion containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Overview," "Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996," "Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996," "Liquidity and Capital Resources," and "Risk Factors." Actual results for future periods could differ materially from those discussed in this section as a result of the various risks and uncertainties discussed herein. A comprehensive summary of such risks and uncertainties can be found in the Company's registration statement on Form S-1 (File No. 333-15659), which was declared effective on November 21, 1996.

OVERVIEW

         JDA Software Group, Inc. ("JDA") is an international provider of comprehensive enterprise-wide software solutions that address the mission-critical business information requirements of retailing organizations. JDA is headquartered in Phoenix, Arizona and has offices in major cities across the United States and international offices in the United Kingdom, Canada, Singapore, Germany, Mexico, Australia, and Chile. JDA's retail applications include the Open DataBase Merchandising System(TM) ("ODBMS"), designed for open, client/server environments; the AS/400-based Merchandise Management System(TM) ("MMS"); a DOS and Windows-based version of Distributed Store System(TM) ("DSS" and "Win/DSS", respectively); Retail IDEAS(TM), a data analysis application; and Warehouse Control Center ("WCC"), an advanced distribution and warehouse management solution. JDA also offers a full array of support services that range from planning and design to training and implementation.

         JDA has grown from a distributor of a single product line in 1985, MMS, to the six distinct product offerings noted above in pursuit of the Company's strategy to provide solutions to the entire retail supply chain. In addition, JDA has positioned itself to be a "one-stop" provider of software and consulting services to a global retail industry. The Company has rapidly expanded its service offerings and infrastructure to support this movement, particularly in the international markets. These strategies have resulted in certain shifts in the Company's business and revenue mix over the past 18 months:

         DOMESTIC VS INTERNATIONAL SALES. Domestic and international revenues represented 49% and 51%, respectively of JDA's total revenues for the three months ended June 30, 1997 as compared with 61% and 39%, respectively in the comparable prior year quarter. In absolute dollars, international revenues increased $6.7 million, or 166% between the comparable quarterly periods. By comparison, domestic revenues increased $4.0 million, or 62% compared to the prior year quarter. International revenues, as a percentage of total revenues, was 51% for each of the first two quarters of 1997; however, the Company continues to execute an aggressive strategy to expand international markets by developing localized versions of its products and establishing international subsidiaries with direct sales and consulting capabilities. JDA's ability to provide local consulting services has enhanced the marketing of software licenses to international customers, who in some instances require the Company to offer such services as a condition to the sale of the license.

         SOFTWARE LICENSE REVENUE VS. CONSULTING, MAINTENANCE AND OTHER REVENUES ("CMO"). Software license revenue and CMO revenues represented 45% and 55%, respectively of JDA's total revenues for the three months ended June 30, 1997 as compared with 48% and 52%, respectively in the comparable prior year quarter. CMO revenues are derived from a range of services, including system design and implementation and, to a lesser extent, software maintenance and support and training. The Company has accelerated the growth of its service business in anticipation of an increasing mix of CMO revenues in both domestic and international markets, and continued market acceptance of its newer client/server product lines, which tend to be more complex and require greater vendor support. Additionally, the Company believes its ability to offer CMO services is an increasingly important factor in its ability to sale software licenses. CMO revenues naturally carry a lower gross profit than software licenses. CMO costs will also tend to be higher during a period of rapid expansion, particularly with the opening of new international offices where initial recruiting costs, training and other start-up expenses must be incurred in advance of anticipated revenues, and as a result of the reduced labor efficiencies associated with the introduction of products to a new customer base.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



         PRODUCT LINES. JDA has historically derived the majority of its revenues from software licenses and consulting, maintenance and other services relating to MMS. Total revenues from the MMS product line represented 64% of total revenues for the three months ended June 30, 1997 as compared with 91% in the comparable prior year quarter. The Company expects MMS revenues to comprise a significant portion of total revenues for the foreseeable future; however, the Company expects that MMS revenues as a percentage of total revenues will continue to decline as a result of the increased revenues attributable to the Company's newer product lines, particularly ODBMS and Win/DSS.

         The Company recognizes revenues in accordance with the provisions of American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 91-1, Software Revenue Recognition. ("SOP 91-1") Under SOP 91-1, software license revenue is recognized upon the shipment of the product if collection is probable and the Company's remaining obligations under the license agreement are insignificant. Consulting services are billed on an hourly basis and revenues are recognized as the work is performed. Maintenance revenues from ongoing customer support are billed on a monthly basis and recorded as revenue in the applicable month. The AICPA has recently adopted a new statement of position which supersedes SOP 91-1 and becomes effective for years beginning after December 15, 1997. The Company is currently assessing the impact of this pronouncement on its financial statements.

         On April 21, 1997, the Company acquired all of the outstanding stock of LIOCS Corporation ("LIOCS") for $2.3 million. LIOCS is a leading provider of advanced distribution and warehouse management solutions including the WCC product line. The Company paid $1.4 million of the purchase price in cash at closing, deposited $.2 million in cash in an escrow account, and recorded a payable for the remaining balance of $.7 million. The escrow account and the remaining balance of $.7 million will be paid in four uneven installments over an 18 month period. Certain of these installments are contingent upon LIOCS' product offerings achieving specific testing and performance milestones. Failure to meet such milestones will release the Company from the related payment obligations and reduce the purchase price. The Company anticipates that all testing and performance milestones will be met. The acquisition has been accounted for using the purchase method of accounting and the results of LIOCS' operations have been combined with those of the Company starting at the date of acquisition. Such results have an immaterial effect on Company's reported financial results for the three months ended June 30, 1997. The Company recorded $1.8 million in goodwill on this transaction and is amortizing the balance on a straight-line basis over 15 years.


THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

REVENUES

         Total revenues for the three months ended June 30, 1997 were $21.1 million, an increase of $10.7 million, or 102%, over the $10.4 million reported for the three months ended June 30, 1996. Revenues consist of SOFTWARE LICENSES and CONSULTING, MAINTENANCE AND OTHER SERVICES, which represented 45% and 55%, respectively of total revenues during the second quarter of 1997, and 48% and 52%, respectively in the comparable prior year quarter.

         SOFTWARE LICENSE revenues for the three months ended June 30, 1997 were $9.6 million, an increase of $4.6 million, or 90%, over the $5.0 million reported in the prior year quarter. International software license revenues increased 96% over the comparable prior year quarter while revenues from sales of domestic licenses increased 83% between the comparable periods. These increases resulted from the Company's expanded sales and marketing efforts worldwide and the incremental sales of ODBMS and Win/DSS licenses during the current quarter, compared to negligible sales of these new products in the comparable prior year quarter. CONSULTING, MAINTENANCE AND OTHER SERVICE revenues for the three months ended June 30, 1997 were $11.5 million, an increase of $6.1 million, or 114%, over the $5.4 million reported in the prior year quarter. Although domestic service revenues increased by 50% quarter-over-quarter, over two-thirds of the absolute dollar growth occurred in the Company's international markets where the comparative increase was 300%.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)




COST OF REVENUES

         The cost of CONSULTING, MAINTENANCE AND OTHER SERVICES consists primarily of consultant salaries and other personnel related expenses incurred in system implementation projects and software support services. CMO costs for the three months ended June 30, 1997 were $9.1 million, an increase of $5.5 million, or 155%, over the $3.6 million reported in the prior year quarter. The Company has expanded its consulting and customer support organizations as a result of increased sales of new software licenses and increased demand from the existing client base for additional support and professional services. The Company increased the size of its consulting and service organization by 156% quarter-over-quarter, and currently has over 340 professionals involved in these functions. As of June 30, 1997, 60% of all JDA employees were directly involved in consulting or customer support.

GROSS PROFIT

         GROSS PROFIT for the three months ended June 30, 1997 was $11.8 million, an increase of $5.1 million, or 77%, over the $6.7 million reported in prior year quarter. Gross profit as a percentage of total revenues decreased from 64% in the second quarter of 1996 to 56% in the second quarter of 1997. This decrease is attributable to the lower mix of software license revenues between quarters, and the rapid expansion of the consulting and customer support organizations which lowered CMO margins from 34% in 1996 to 21% in 1997. Expansion of the consulting infrastructure has high front-end recruiting, training and downtime costs.

OPERATING EXPENSES

         PRODUCT DEVELOPMENT expenses for the three months ended June 30, 1997 were $2.4 million, an increase of $.8 million, or 43%, over the $1.6 million reported in the prior year quarter. Product development expenses as a percentage of total revenues decreased from 16% to 11% between the comparable quarters. The increase in absolute dollars quarter-over-quarter results from increases in the Company's product development staff to continue development efforts on ODBMS, Win/DSS, Retail IDEAS and the WCC product acquired from LIOCS, and to make further enhancements to the MMS product line. The Company believes that a strong commitment to product development will be required in order to remain competitive. Accordingly, the Company will continue to allocate substantial resources to product development. Product development costs subsequent to the achievement of technological feasibility have not been significant during these periods and, accordingly, all such costs have been expensed as incurred.

         SALES AND MARKETING expenses for the three months ended June 30, 1997 were $3.1 million, an increase of $1.6 million, or 101%, over the $1.5 million reported in the prior year quarter. Sales and marketing expenses represented 15% of total revenues in both quarters. The increase in absolute dollars resulted from the Company's strategy to increase its sales and marketing presence in both domestic and international markets.

         GENERAL AND ADMINISTRATIVE expenses for the three months ended June 30, 1997 were $2.4 million, an increase of $1.3 million, or 128%, over the $1.1 million reported in the prior year quarter. General and administrative expenses represented 11% and 10% of total quarterly revenues, respectively. The increase in absolute dollars results from the addition of administrative personnel to support the Company's domestic and international growth and from an increase to the allowance for bad debt. The Company anticipates that general and administrative expenses may continue to increase in absolute dollars as the Company expands its operations.

INCOME TAXES

         INCOME TAXES include provisions for state and federal income taxes. An effective tax rate of 40% has been recorded in both quarters to approximate statutory federal, state and foreign tax rates after a reduction for U.S. research and development expense tax credits.

NET INCOME

         NET INCOME for the three months ended June 30, 1997 was $2.6 million, or $.20 per share, an increase of 66% over the net income of $1.6 million, or $.13 per share reported in the comparable prior year quarter.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

REVENUES

         Total revenues for the six months ended June 30, 1997 were $37.9 million, an increase of $18.1 million, or 91%, over the $19.8 million reported for the six months ended June 30, 1996. Revenues consist of SOFTWARE LICENSES and CONSULTING, MAINTENANCE AND OTHER SERVICES, which represented 46% and 54%, respectively of total revenues during the first half of 1997, and 51% and 49%, respectively in the first half of 1996.

         SOFTWARE LICENSE revenues for the six months ended June 30, 1997 were $17.4 million, an increase of $7.3 million, or 73%, over the $10.1 million reported in the comparable prior year period. International software license revenues increased 103% over the comparable prior year period while revenues from sales of domestic licenses increased 47% between the comparable periods. These increases resulted from the Company's expanded sales and marketing efforts worldwide and the incremental sales of ODBMS and Win/DSS licenses during the current period, compared to negligible sales of these new products in the comparable prior year period. CONSULTING, MAINTENANCE AND OTHER SERVICE revenues for the six months ended June 30, 1997 were $20.5 million, an increase of $10.7 million, or 110%, over the $9.8 million reported in the comparable prior year period. Although domestic service revenues increased by 52% between periods, two-thirds of absolute dollar growth occurred in the Company's international markets where the comparative increase was 269%.

COST OF REVENUES

         CONSULTING, MAINTENANCE AND OTHER SERVICE costs for the six months ended June 30, 1997 were $15.8 million, an increase of $9.3 million, or 142%, over the $6.5 million reported in the comparable prior year period. The Company has expanded its consulting and customer support organizations as a result of increased sales of new software licenses and the increased demand from the existing client base for additional support and professional services.

GROSS PROFIT

         GROSS PROFIT for the six months ended June 30, 1997 was $21.7 million, an increase of $8.6 million, or 66%, over the $13.1 million reported in the comparable prior year period. Gross profit as a percentage of total revenues decreased from 66% to 57% between the periods as a result of the lower mix of software license revenues, and the rapid expansion of the consulting and customer support organizations which lowered CMO margins from 33% to 23%.

OPERATING EXPENSES

         PRODUCT DEVELOPMENT expenses for the six months ended June 30, 1997 were $4.6 million, an increase of $1.7 million, or 60%, over the $2.9 million reported in the comparable prior year period. Product development expenses as a percentage of total revenues decreased from 14% to 12% between periods. The increase in absolute dollars reflects the growth in the product development staff for the continued development of ODBMS, Win/DSS, Retail IDEAS, and WCC, and for enhancements to the MMS product line. SALES AND MARKETING expenses for the current period were $5.6 million, an increase of $2.4 million, or 77%, over the $3.2 million reported in the prior period. Sales and marketing expenses represented 15% and 16%, respectively of total revenues in these periods. GENERAL AND ADMINISTRATIVE expenses for the current period were $4.1 million, an increase of $1.9 million, or 87%, over the $2.2 million reported in the prior period. General and administrative expenses represented 11% of total revenues in each of these periods.

INCOME TAXES

         INCOME TAXES include provisions for state and federal income taxes. An effective tax rate of 40% has been recorded in both periods to approximate statutory federal, state, and foreign tax rates after a reduction for U.S. research and development expense tax credits.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


NET INCOME

         NET INCOME for the six months ended June 30, 1997 was $4.9 million, or $.38 per share, an increase of 64% over net income of $3.0 million, or $.26 per share reported in the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

         JDA had working capital of $40.5 million at June 30, 1997 compared with $39.8 million at December 31, 1996. The current ratios at these dates were 4.5:1 and 5.1:1. Cash and cash equivalents at June 30, 1997 were $26.0 million, a decrease of $5.0 million from the $31.0 million reported at December 31, 1996.

         The Company's operating activities utilized cash of $.7 million during the six months ended June 30, 1997 and provided cash of $3.5 million during the six months ended June 30, 1996. Cash generated from profitable operations during the current period was used to fund the Company's growth and a $6.5 million increase in receivable balances.

         The Company's investing activities utilized cash of $6.3 million during the six months ended June 30, 1997 and provided cash of $13.4 million during the six months ended June 30, 1996. The 1997 activity includes $4.7 million in capital expenditures to support the Company's growth and an initial payment of $1.6 million for the purchase of LIOCS. The 1996 activity includes the redemption of $14.7 million in restricted short-term investments acquired during 1995 and capital expenditures of $1.3 million.

         The Company's financing activities provided cash of $2.2 million during the six months ended June 30, 1997 and utilized cash of $2.7 million during the six months ended June 30, 1996. The 1997 activity includes $2.3 million in proceeds from the issuance of stock and related tax benefits. The 1996 activity includes the issuance of 2,182,866 shares of the Company's common stock in an initial public offering on March 20, 1996, the net proceeds of which were offset by the repayment of stockholder notes and the redemption of preferred stock.

         At June 30, 1997, the Company had no outstanding borrowings under its existing $5.0 million bank line of credit. This line of credit expires on July 1, 1998, and the Company intends to seek renewal at that time. The Company believes that its cash and cash equivalents, bank line of credit and funds generated from operations will provide adequate liquidity to meet the Company's planned capital and operating requirements during the next twelve months.


RISK FACTORS

         Fluctuations in Quarterly Operating Results. The Company's quarterly operating results have varied and are expected to continue to vary in the future. These fluctuations may be caused by many factors, including: the size and timing of individual orders; competitive pricing pressures; customer order deferrals in anticipation of new products; variation of consulting, maintenance and other services as a percentage of total revenues; timing of introduction or enhancement of products by the Company or its competitors; market acceptance of new products; technological changes in platforms supporting the Company's products; changes in networking or communication technology; changes in the Company's operating expenses; personnel changes; foreign currency exchange rates; fluctuations in the level of warranty claims; and general industry and economic conditions.

         The Company's business has experienced and is expected to continue to experience some degree of seasonality due in large part to its retail customers' buying cycles, with license revenues typically higher in the fourth quarter and consulting revenues typically higher in the first quarter. Further, the gross profit on software licenses is significantly greater than the gross profit on consulting, maintenance and other services. As a result, the Company's overall gross profit has fluctuated significantly based on revenue mix, and management expects this trend to continue.

         Historically, a significant portion of the Company's quarterly revenues have been derived from relatively large licenses to a limited number of customers. In addition, the Company's business in recent quarters has been increasingly concentrated in the final weeks of the quarter. The Company currently anticipates that both these trends

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



will continue. Any significant cancellation or deferral of customer orders, or the Company's inability to conclude license negotiations in the compressed time frame at the end of a fiscal quarter, may have a material adverse effect on the operating results reported in any particular quarter.

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

         Dependence on Retail Industry. The Company has derived substantially all of its revenues to date from the license of software products and related services to the retail industry, and its future growth is critically dependent on increased sales to the retail industry. The success of the Company's customers is intrinsically linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, the Company believes the license of its products is relatively discretionary and generally involves a significant commitment of capital, which is often accompanied by large scale hardware purchases or commitments. As a result, although the Company believes its products can assist retailers in a competitive environment, demand for the Company's products and services could be disproportionately affected by instability or downturns in the retail industry which may cause customers to exit the industry or delay, cancel or reduce any planned expenditures for information management systems and software products. The Company also believes that the retail industry is experiencing a period of increased consolidation, which has in the past and may in the future affect the demand for the Company's products. Recent results in the overall retail industry have been disappointing, and the Company anticipates that existing or prospective customers may be experiencing or may in the future experience severe financial hardship. There can be no assurance that the Company will be able to continue its revenue growth or sustain its profitability on a quarterly or annual basis or that its results of operations will not be adversely affected by continuing or future downturns in the retail industry. Any resulting decline in demand for the Company's products and services would have a material adverse effect on the Company's business, results of operations and financial condition.

         Management of Growth. The growth of the Company's business, together with the expansion and increasing complexity of its product lines has placed and is expected to continue to place a significant strain on the Company's management and operations. The Company anticipates that continued growth, if any, will require it to recruit and hire a substantial number of new employees, including consulting and product development personnel, both domestically and abroad. In particular, the Company's ability to undertake new projects and increase license revenues is substantially dependent on the availability of the Company's consulting personnel to assist in the licensing and implementation of the Company's solutions. The Company will not be able to continue to increase its business at historical rates without adding significant numbers of trained consulting personnel. Accordingly, the Company continues to significantly increase consulting capacity in anticipation of future revenues. In their first year of employment by the Company, new consulting personnel typically spend between two to ten weeks in training, during which period they do not generate revenues. Further, the addition of significant numbers of new personnel requires the Company to incur additional start-up expenses, including procurement of office space and equipment. Start-up expenses incurred as a result of the rapid expansion of the Company's CMO services business contributed to a decline in CMO gross profit margins from 34% in the quarter ended June 30, 1996, to 21% in the most recent quarter. Although the Company has increased its efforts to closely manage CMO gross profit margins, there can be no assurance such efforts will be successful, or that anticipated continued growth in the Company's CMO business will not cause further reductions in CMO gross profit margins. To the extent anticipated revenues fail to materialize following the hiring and training of new personnel, the Company's operating results would be adversely affected. There can be no assurance that qualified personnel will be located, retained or trained in a timely manner. In the event the Company is unable to sufficiently increase its consulting capacity, the Company may be required to forego licensing opportunities or become increasingly dependent on systems integrators and professional consulting firms

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


to provide implementation services for its products. The Company's ability to compete effectively and to manage future growth, if any, also will depend on its ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage its work force. Accordingly, the Company's future operating results will depend on the ability of its management group and other key employees to continue to implement and improve its systems for operations, financial control and information management; to recruit, train and manage its employee base, in particular its direct sales force and consulting services organization; and to deal effectively with third-party systems integrators and consultants. There can be no assurance that the Company will be able to manage or continue to manage its recent or any future growth, and any failure to do so would have a material adverse effect on the Company's business, operating results and financial condition.

         Ability to Attract and Retain Technical Personnel. The Company is heavily dependent upon its ability to attract, retain and motivate skilled technical and managerial personnel, especially highly skilled engineers involved in ongoing product development and consulting personnel who assist in the license and implementation of the Company's solutions. In particular, the Company's ability to install, maintain and enhance its enterprise products is substantially dependent upon its ability to locate, hire and train qualified software engineers. The market for such individuals is intensely competitive, particularly in foreign markets. In this regard the Company, as part of its strategy, plans to significantly increase the number of consulting personnel in connection with the roll-out of its ODBMS and Win/DSS products and to support continued development and implementation of its MMS product line. Given the critical role of the Company's product development and consulting staffs, the inability to recruit successfully or the loss of a significant part of its product development or consulting staffs would have a material adverse effect on the Company. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company will be able to retain its current personnel, or that it will be able to attract and retain other highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect upon the Company's business, operating results and financial condition.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



         Product Concentration. The Company has historically derived the majority of its revenues from software licenses and consulting, maintenance and other services related to MMS. The Company expects that revenues related to MMS will continue to account for a substantial but reduced percentage of total revenues as market acceptance of the Company's newer products increases. The life cycle of the MMS product line is difficult to estimate due in large measure to the potential effect of new products, applications and product enhancements, including those introduced by the Company, changes in the retail industry and future competition. The Company expects that revenues attributable to its MMS and ODBMS enterprise products will comprise the substantial majority of software license revenues for the foreseeable future. Any decline in MMS revenues, to the extent not offset by increases in revenues from other products, would have a material adverse effect on the Company's business, operating results and financial condition.

         International Operations. The Company expects that international revenues will continue to account for a significant percentage of the Company's revenues for the foreseeable future, and the Company intends to continue expansion of its international infrastructure. Although the Company maintains offices in the United Kingdom, Canada, Singapore, Germany, Mexico, Australia and Chile, and is currently investing significant resources in its international operations, there can be no assurance that the Company will be successful in expanding its international operations. The Company anticipates that continued growth of its international operations will require the Company to recruit and hire a number of new consulting, sales and marketing and support personnel in the countries in which the Company has established or will establish offices. In addition, the Company has only limited experience in developing localized versions of its products and in marketing and distributing its products internationally. International rollout of the Company's products requires significant investment by the Company in advance of anticipated future revenues. The opening of new offices by the Company typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. In particular, successful introduction of the Company's product into new markets requires the Company to locate and hire qualified local sales and consulting personnel and train them in the operation of the Company's products. There can be no assurance that the countries in which the Company operates will have a sufficient pool of qualified personnel for the Company to hire from, or that the Company will be successful at hiring, training or retaining such personnel. In addition, there can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products internationally. The inability of the Company to successfully expand its international operations in a timely manner could materially adversely affect the Company's business, operating results and financial condition.

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

         In addition, the Company strives to achieve compatibility between those products and retailing systems platforms which management believes are or will become popular and widely adopted. The Company invests substantial resources in development efforts aimed at achieving such compatibility. Any failure by the Company to anticipate or respond adequately to technology or market developments could result in a loss of competitiveness or revenue.

         Dependence on Key Personnel. The Company's performance is substantially dependent on the performance of its executive officers and key employees. In particular, the services of James D. Armstrong, the Company's Chief Executive Officer, Frederick M. Pakis, the Company's President, and Brent W. Lippman, the Company's Chief Operating Officer, would be difficult to replace. The Company does not have in place "key person" life insurance policies on any of its employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, operating results and financial condition of the Company.

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

         Currently, there is significant uncertainty within the software industry and among software users regarding the impact of installed software that has been programmed to accept only two digit entries in the date code field and use such two digit entries in the software's calculation and report generation features. Beginning in the year 2000, software modifications or upgrades will be required to enable such software to distinguish between 21st and 20th century dates. Current versions of the Company's products are designed to be "Year 2000" compliant, and the Company is in the process of obtaining third-party verification to that effect. The Company is also in the process of determining the extent to which its software products as implemented in the Company's installed customer base are Year 2000 compliant, as well as the impact of any non-compliance on the Company and its customers. The Company does not currently believe that the effects of any Year 2000 non-compliance in the Company's installed base of software will result in any material adverse impact on the Company's business or financial condition. However, the Company's investigation is in its preliminary stages, and no assurance can be given that the Company will not be exposed to potential claims resulting from system problems associated with the century change.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



         Possible Volatility. Since the Company's initial public offering in March 1996, the price of the Company's Common Stock has experienced large fluctuations. Future announcements concerning the Company or its competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of the Common Stock to fluctuate substantially. In addition, stock prices for many technology companies fluctuate widely for reasons which may be unrelated to operating results. These fluctuations, as well as general economic, market and political conditions such as recessions or military conflicts, may materially and adversely affect the market price of the Company's Common Stock.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         In May 1996, Niederhoffer and Niederhoffer, Inc. ("Niederhoffer") filed a demand for arbitration asserting a claim against JDA Software Services, Inc., a wholly owned subsidiary of the Company. Niederhoffer's claims were based upon an agreement between it and JDA Software Services, Inc. dated April 6, 1990. Niederhoffer alleged entitlement to a finder's fee in connection with the purchase of convertible preferred stock in the Company in March 1995 by six investment funds advised by TA Associates, Inc. and its affiliates ("TA Investment"), and a claim for Common Stock arising from the related establishment of the Company and reorganization of the Company's wholly owned subsidiaries pursuant to which Company Common Stock was issued to such subsidiaries' stockholders. In the arbitration, Niederhoffer claimed damages of approximately $770,000 and asserted a right to 504,000 shares of the Company's Common Stock.

         The Company received notice in June 1997 that the arbitration council awarded Niederhoffer $482,000 in full settlement of all claims and counterclaims submitted in the arbitration. Such amount has been charged to additional paid-in capital as a cost of the TA Investment.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         The Company held its Annual Meeting of Stockholders on May 23, 1997 to vote on the following matters:

         1. The election of Crawford L. Cole to serve on the Board of Directors for a three year term. There were 11,902,879 votes cast in favor of Mr. Cole's election with 40,710 votes withheld. Three additional directors, Kurt R. Jaggers, James D. Armstrong, and Frederick M. Pakis will continue to serve their existing terms through 1998, in the case of Mr. Jaggers, or 1999, in the case of Messrs. Armstrong and Pakis.

         2. To ratify the selection of Deloitte & Touche LLP as the Company's independent public accountants for the year ending December 31, 1997. There were 11,941,289 votes cast in favor of the ratification with 1,700 votes against and 600 abstentions.

ITEM 5.  OTHER INFORMATION:

         The Company's Chief Financial Officer, Thomas M. Proud, passed away unexpectedly on June 9, 1997. The Company has retained an executive recruiting firm to assist in finding a new CFO. The Company expects this process to take several months. During the interim, James D. Armstrong, the Company's Chief Executive Officer, has assumed the role of acting CFO and the responsibilities of this position have been delegated to various members of executive management. Lindsay L. Hoopes, the Company's Worldwide Controller is currently functioning as the Company's Principal Financial and Accounting Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      Exhibits:

                  See Exhibit Index.

         (b)      Reports on Form 8-K:

                  There were no reports on Form 8-K filed during the three months ended June 30, 1997.

                            JDA SOFTWARE GROUP, INC.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               JDA SOFTWARE GROUP, INC.


Dated:  August 13, 1997        By:  /s/ Lindsay L. Hoopes
                                   ----------------------
                                   Lindsay L. Hoopes
                                   Worldwide Controller and  Secretary
                                   (Principal Financial and Accounting Officer)

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