Form 10-Q
period 1997-09-30
JDA SOFTWARE GROUP INC
filed 1997-11-12
CIK 1006892

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                    YES X NO

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 13,150,496 as of October 31, 1997.

                            JDA SOFTWARE GROUP, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                           PAGE NO.
                                                                                                           --------
PART I:  FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Condensed Consolidated Balance Sheets as of
                     September 30, 1997 and December 31, 1996                                                 3

                     Condensed Consolidated Statements of Income
                     for the Three Months and Nine Months Ended September 30, 1997 and 1996                   4

                     Condensed Consolidated Statements of Cash Flows for
                     the Nine Months Ended September 30, 1997 and 1996                                        5

                     Notes to Interim Condensed Consolidated Financial Statements                             7


         Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                      9



PART II:  OTHER INFORMATION

         Item 1.     Legal Proceedings                                                                       20

         Item 4.     Submission of Matters to a Vote of Security Holders                                     20

         Item 5.     Other Information                                                                       20

         Item 6.     Exhibits and Reports on Form 8-K                                                        20

         Signature                                                                                           21

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                            JDA SOFTWARE GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands, unaudited)

                                                                               SEPTEMBER 30,         DECEMBER 31,

                                                                                   1997                 1996
                                                                                   -----                ----

                                     ASSETS
                                     ------
    CURRENT ASSETS:
           Cash and cash equivalents                                            $26,096               $30,986
           Accounts receivable, net                                              28,778                16,954
           Prepaid income taxes                                                   2,446                     0
           Deferred tax asset                                                     1,032                   786
           Prepaid expenses and other current assets                              1,995                   881
                                                                                -------               -------
                   Total current assets                                          60,347                49,607
                                                                                -------               -------

    PROPERTY AND EQUIPMENT, NET                                                  13,127                 7,752

    GOODWILL, NET                                                                 3,382                 1,697
                                                                                -------               -------

           Total assets                                                         $76,856               $59,056
                                                                                =======               =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
    CURRENT LIABILITIES:
           Accounts payable                                                     $ 2,273                $1,886
           Accrued expenses and other liabilities                                 7,653                 5,447
           Income taxes payable                                                   1,400                   639
           Deferred revenue                                                       2,502                 1,747
           Current portion of capital lease obligations                              51                    56
                                                                                -------               -------
                   Total current liabilities                                     13,879                 9,775

    CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                                  58                   106
    DEFERRED TAX LIABILITY                                                          222                   514
                                                                                -------               -------

           Total liabilities                                                     14,159                10,395
                                                                                -------               -------

    STOCKHOLDERS' EQUITY:
           Common stock                                                             132                   130
           Additional paid in capital                                            64,913                58,442
           Accumulated deficit                                                  (2,187)              (10,349)
           Foreign currency translation adjustment                                (161)                   438
                                                                                -------               -------
                   Total stockholders' equity                                    62,697                48,661
                                                                                -------               -------

           Total liabilities and stockholders' equity                           $76,856               $59,056
                                                                                =======               =======


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            JDA SOFTWARE GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (unaudited)


                                                             Three Months Ended              Nine Months Ended
                                                               September 30,                   September 30,
                                                               -------------                   -------------
                                                             1997            1996             1997           1996
                                                             ----            ----             ----           ----
REVENUES:
  Software licenses                                       $ 10,066          $ 6,098         $27,489         $16,153
  Consulting, maintenance and other services                13,609            6,416          34,127          16,201
                                                          --------          -------         -------         -------
        Total revenues                                      23,675           12,514          61,616          32,354

COST OF REVENUES:
  Software licenses                                            258               21             691             266
  Consulting, maintenance and other services                10,207            4,633          26,004          11,154
                                                          --------          -------         -------         -------
        Total cost of revenues                              10,465            4,654          26,695          11,420
                                                          --------          -------         -------         -------

GROSS PROFIT                                                13,210            7,860          34,921          20,934
                                                          --------          -------         -------         -------

OPERATING EXPENSES:
  Product development                                        2,747            1,728           7,333           4,593
  Sales and marketing                                        3,235            1,630           8,811           4,783
  General and administrative                                 2,119            1,191           6,216           3,386
                                                          --------          -------         -------         -------
        Total operating expenses                             8,101            4,549          22,360          12,762
                                                          --------          -------         -------         -------

INCOME FROM OPERATIONS                                       5,109            3,311          12,561           8,172
  Other income                                                 321              173           1,042             277
                                                          --------          -------         -------         -------

INCOME BEFORE INCOME TAXES                                   5,430            3,484          13,603           8,449
  Provision for income taxes                                 2,171            1,396           5,441           3,375
                                                          --------          -------         -------         -------

NET INCOME                                                $  3,259         $  2,088        $  8,162         $ 5,074
                                                          ========         ========        ========         =======

NET INCOME PER SHARE                                      $   0.25         $   0.17        $   0.63         $  0.43
                                                          ========         ========        ========         =======

SHARES USED IN PER SHARE CALCULATION
                                                            13,160           12,283          13,038          11,884
                                                          ========         ========        ========         =======


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            JDA SOFTWARE GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                                               Nine Months Ended
                                                                                                  September 30
                                                                                                  ------------
                                                                                              1997             1996
                                                                                              -----            ----
OPERATING ACTIVITIES:

  Net income                                                                                $  8,162         $  5,074
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                             1,680              802
     Provision for doubtful accounts                                                             716              349
     Deferred income taxes and other                                                            (292)             269

  Changes in assets and liabilities:
     Accounts receivable                                                                     (12,386)          (5,788)
     Prepaid income taxes                                                                     (2,446)               0
     Prepaid expenses and other current assets                                                (1,049)             (36)
     Accounts payable                                                                            331             (325)
     Accrued and other liabilities                                                             1,424            1,098
     Income taxes payable                                                                        761              363
     Deferred revenue                                                                            755            1,049
                                                                                            --------         --------
        Net cash (used in) provided by operating activities                                   (2,344)           2,855

INVESTING ACTIVITIES:

  Purchase of property and equipment                                                          (6,761)          (2,154)
  Purchase of LIOCS Corporation, net of cash acquired                                         (1,588)               0
  Redemption of investments                                                                        0           14,649
  Cash acquired in purchase of JDA Canada                                                          0              214
                                                                                            --------         --------
        Net cash (used in) provided by investing activities                                   (8,349)          12,709
                                                                                            --------         --------

FINANCING ACTIVITIES:

  Initial public offering transactions:
        Issuance of common stock                                                                               25,301
        Redemption of preferred stock                                                                          (7,500)
        Payments on notes and interest payable to stockholders                                                 (4,881)
  Stockholder transactions:
        Payments on notes and interest payable to stockholders                                                (14,300)
  Net payments on bank line of credit                                                                            (575)
  Issuance of common stock - employee stock purchase plan                                      1,585              425
  Issuance of common stock - stock option plan                                                 1,346                0
  Tax benefit - employee stock options                                                         4,041                0
  Payments on capital lease obligations                                                          (71)             (78)
  Other                                                                                         (499)             (74)
                                                                                            --------         --------
        Net cash provided by (used in) financing activities                                    6,402           (1,682)
                                                                                            --------         --------

Effect of exchange rates on cash                                                                (599)              31
                                                                                            --------         --------

Net (decrease) increase in cash and cash equivalents                                          (4,890)          13,913

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                30,986              498
                                                                                            --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $26,096          $14,411
                                                                                            ========         ========


                            JDA SOFTWARE GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)


                                                                                      Nine Months Ended
                                                                                        September 30
                                                                                        ------------
                                                                                       1997          1996
                                                                                       -----         ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for:

        Interest                                                                     $       3    $    1,302
                                                                                     =========    ==========

        Income taxes                                                                 $   2,634    $    2,878
                                                                                     =========    ==========


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

   Conversion of Series A preferred stock                                                         $    7,500
                                                                                                  ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

   Acquisition of LIOCS Corporation:
              Fair value of assets acquired, other than cash                         $    (622)
              Goodwill                                                                  (1,822)
              Liabilities assumed                                                          166
              Notes payable                                                                690
                 Net cash used to purchase LIOCS Corporation                         $  (1,588)
                                                                                     =========

   Acquisition of JDA Canada:
                    Fair value of assets acquired, other than cash                                    (1,149)
                    Goodwill                                                                          (1,678)
                    Liabilities assumed                                                                  499
                    Common stock issued                                                                2,542
                                                                                                  ----------
                 Cash acquired in purchase                                                        $      214
                                                                                                  ==========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            JDA SOFTWARE GROUP, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


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

         The acquisition has been accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over a 15-year period. Consolidated pro forma revenues, assuming the acquisition had taken place at the beginning of the fiscal 1996, would have been $51.0 million for fiscal 1996, and $62.4 million for the nine months ended September 30, 1997. Consolidated pro forma net income and net income per share would not have been materially different than the reported amounts for these two periods. The pro forma amounts are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 1996, or of the future operations of the combined companies.


3.    REVENUE RECOGNITION

         The Company recognizes revenues in accordance with the provisions of American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 91-1, Software Revenue Recognition. ("SOP 91-1") Under SOP 91-1, software license revenue is recognized upon the shipment of the product if collection is probable and the Company's remaining obligations under the license agreement are insignificant. Consulting services are billed on an hourly basis and revenues are recognized as the work is performed. Maintenance revenues from ongoing customer support are billed on a monthly basis and recorded as revenue in the applicable month. The AICPA has recently adopted a new statement of position that supersedes SOP 91-1 and becomes effective for years beginning after December 15, 1997. The Company does not believe that this new pronouncement will have a significant impact on its financial statements.

4.  NET INCOME PER SHARE

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128") in February 1997. The Company is required to implement SFAS No. 128 for interim and annual periods ending after December 15, 1997. SFAS No. 128 prescribes a presentation of basic net income per share, which is calculated utilizing only weighted average common shares outstanding, and a net income per share - assuming dilution. After the effective date, all prior period earnings per share data must be restated to conform with SFAS No. 128. Basic net income per share and net income per share - assuming dilution for the three months ended September 30, 1997 and 1996 would have been $.25 and $.25, and $.17 and $.17, respectively. For the nine month periods ended September 30, 1997 and 1996, the results would have been $.63 and $.62, and $.43 and $.43, respectively.


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

PART I:  FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This section of the Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussion containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Overview," "Three Months Ended September 30, 1997 vs. Three Months Ended September 30, 1996," "Nine Months Ended September 30, 1997 vs. Nine Months Ended September 30, 1996," "Liquidity and Capital Resources," and "Risk Factors." Actual results for future periods could differ materially from those discussed in this section as a result of the various risks and uncertainties discussed herein.

OVERVIEW

         JDA Software Group, Inc. ("JDA") is an international provider of comprehensive enterprise-wide software solutions that address the mission-critical business information requirements of retailing organizations. JDA is headquartered in Phoenix, Arizona and has offices in major cities across the United States and international offices in Canada, the United Kingdom, Germany, Mexico, Chile, Singapore, and Australia. JDA's retail applications include the Open DataBase Merchandising System(TM) ("ODBMS"(R)), designed for open, client/server environments; the AS/400-based Merchandise Management System(TM) ("MMS"(R)); a DOS and Windows(R) based in-store management system ("DSS"(TM) and "Win/DSS"(TM), respectively); RetailIDEAS(TM), a data analysis application; and Warehouse Control Center ("WCC"(TM)), an advanced distribution and warehouse management solution. JDA also offers a full array of support services that range from planning and design to training and implementation.

         JDA has grown from a distributor of a single product line in 1985, MMS(R), to the six distinct product offerings noted above in pursuit of the Company's strategy to provide solutions to the entire retail supply chain. In addition, JDA has positioned itself to be a "one-stop" provider of software and consulting services to a global retail industry. The Company has rapidly expanded its service offerings and infrastructure to support this movement, particularly in the international markets. These strategies have resulted in certain shifts in the Company's business and revenue mix over the past 18 months:

         DOMESTIC VS. INTERNATIONAL SALES. Domestic and international revenues represented 43% and 57%, respectively of JDA's total revenues for the three months ended September 30, 1997 as compared with 48% and 52%, respectively in the comparable prior year quarter. In absolute dollars, international revenues increased $7.1 million, or 110% between the comparable quarterly periods. By comparison, domestic revenues increased $4.1 million, or 67% compared to the prior year quarter. International revenues represented 51% of total revenues in each of the first two quarters of 1997. Increased international revenues during the third quarter resulted from the Company's on-going strategy to expand international markets by developing localized versions of its products and establishing international subsidiaries with direct sales and consulting capabilities. JDA's ability to provide local consulting services has enhanced the marketing of software licenses to international customers, who in some instances require the Company to offer such services as a condition to the sale of the license.

         SOFTWARE LICENSE REVENUE VS. CONSULTING, MAINTENANCE AND OTHER REVENUES ("CMO"). Software license revenue and CMO revenues represented 43% and 57%, respectively of JDA's total revenues for the three months ended September 30, 1997 as compared with 49% and 51%, respectively in the comparable prior year quarter. CMO revenues are derived from a range of services, including system design and implementation and, to a lesser extent, software maintenance and support and training. During the past 18 months, the Company has accelerated the growth of its service business in anticipation of an increased mix of CMO revenues in both domestic and international markets, and continued market acceptance of its newer client/server product lines, which tend to be more complex and require greater vendor support. Additionally, the Company believes its ability to offer CMO services is an increasingly important factor in its ability to sale software licenses. CMO revenues generally carry a lower gross profit than software licenses. CMO costs will also tend to be higher during a period of rapid expansion, particularly with the opening of new international offices where initial recruiting costs, training and other start-up expenses must be incurred in advance of anticipated revenues, and as a result of the reduced labor efficiencies associated with the introduction of products to a new customer base.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         PRODUCT LINES. JDA has historically derived the majority of its revenues from software licenses and consulting, maintenance and other services relating to MMS(R). Total revenues from the MMS(R) product line represented 57% of total revenues for the three months ended September 30, 1997 as compared with 80% in the comparable prior year quarter. The Company expects MMS(R) revenues to comprise a significant portion of total revenues for the foreseeable future; however, the Company expects that MMS(R) revenues as a percentage of total revenues will continue to decline as a result of the increased revenues attributable to the Company's newer product lines, particularly ODBMS(R), Win/DSS(TM) and RetailIDEAS(TM).

         The Company recognizes revenues in accordance with the provisions of American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 91-1, Software Revenue Recognition. ("SOP 91-1") Under SOP 91-1, software license revenue is recognized upon the shipment of the product if collection is probable and the Company's remaining obligations under the license agreement are insignificant. Consulting services are billed on an hourly basis and revenues are recognized as the work is performed. Maintenance revenues from ongoing customer support are billed on a monthly basis and recorded as revenue in the applicable month. The AICPA has recently adopted a new statement of position that supersedes SOP 91-1 and becomes effective for years beginning after December 15, 1997. The Company does not believe that this pronouncement will have a significant impact on its financial statements.

         On April 21, 1997, the Company acquired all of the outstanding stock of LIOCS Corporation ("LIOCS") for $2.3 million. LIOCS is a leading provider of advanced distribution and warehouse management solutions including the WCC(TM) product line. The Company paid $1.4 million of the purchase price in cash at closing, deposited $.2 million in cash in an escrow account, and recorded a payable for the remaining balance of $.7 million. The escrow account and the remaining balance of $.7 million will be paid in four uneven installments over an 18 month period. Certain of these installments are contingent upon LIOCS' product offerings achieving specific testing and performance milestones. Failure to meet such milestones will release the Company from the related payment obligations and reduce the purchase price. The Company anticipates that all testing and performance milestones will be met. The acquisition has been accounted for using the purchase method of accounting and the results of LIOCS' operations have been combined with those of the Company starting at the date of acquisition. Such results have an immaterial effect on Company's reported financial results for the three months ended September 30, 1997. The Company recorded $1.8 million in goodwill on this transaction and is amortizing the balance on a straight-line basis over 15 years.


THREE MONTHS ENDED SEPTEMBER 30, 1997 VS. THREE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES

         Total revenues for the three months ended September 30, 1997 were $23.7 million, an increase of $11.2 million, or 89%, over the $12.5 million reported in the prior year quarter. Revenues consist of SOFTWARE LICENSES and CONSULTING, MAINTENANCE AND OTHER SERVICES, which represented 43% and 57%, respectively of total revenues during the third quarter of 1997, and 49% and 51%, respectively in the comparable prior year quarter.

         SOFTWARE LICENSE revenues for the three months ended September 30, 1997 were $10.1 million, an increase of $4.0 million, or 65%, over the $6.1 million reported in the prior year quarter. Both domestic and international software license revenues increased 65% over the comparable prior year quarter. These increases resulted from the Company's expanded sales and marketing efforts worldwide and the incremental sales of the Company's newer product lines such as ODBMS(R) during the current quarter, compared to negligible sales of these new products in the comparable prior year quarter. CONSULTING, MAINTENANCE AND OTHER SERVICE revenues for the three months ended September 30, 1997 were $13.6 million, an increase of $7.2 million, or 112%, over the $6.4 million reported in the prior year quarter. Although domestic service revenues increased by 68% quarter-over-quarter, nearly two-thirds of the absolute dollar growth occurred in the Company's international markets where the comparative increase was 175%.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


COST OF REVENUES

         The cost of CONSULTING, MAINTENANCE AND OTHER SERVICES consists primarily of consultant salaries and other personnel related expenses incurred in system implementation projects and software support services. CMO costs for the three months ended September 30, 1997 were $10.2 million, an increase of $5.6 million, or 120%, over the $4.6 million reported in the prior year quarter. The Company has expanded its consulting and customer support organizations as a result of increased sales of new software licenses and increased demand from the existing client base for additional support and professional services. The Company increased the size of its consulting and service organization by 105% quarter-over-quarter, and currently has nearly 400 employees involved in these functions. As of September 30, 1997, 64% of all JDA employees were directly involved in consulting or customer support.

GROSS PROFIT

         GROSS PROFIT for the three months ended September 30, 1997 was $13.2 million, an increase of $5.3 million, or 68%, over the $7.9 million reported in prior year quarter. Gross profit as a percentage of total revenues decreased from 63% in the third quarter of 1996 to 56% in the second and third quarters of 1997. This decrease is attributable to the lower mix of software license revenues between quarters and the rapid expansion of the consulting and customer support organizations which lowered CMO margins from 28% in the third quarter of 1996 to 25% in third quarter of 1997. Reduced CMO margins were a result of costs associated with rapid expansion of the consulting infrastructure, including high front-end recruiting, training and downtime costs. The Company's third quarter CMO margin of 25% is nearly 4 percentage points higher than the CMO margin achieved during the second quarter of 1997. An additional 58 consultants were hired during the quarter and management believes the Company is beginning to reap the benefits of achieving improved utilization and economies of scale.

OPERATING EXPENSES

         PRODUCT DEVELOPMENT expenses for the three months ended September 30, 1997 were $2.7 million, an increase of $1.0 million, or 59%, over the $1.7 million reported in the prior year quarter. Product development expenses as a percentage of total revenues decreased from 14% to 12% between the comparable quarters. The increase in absolute dollars quarter-over-quarter results from increases in the Company's product development staff to continue development efforts on ODBMS(R), Win/DSS(TM), RetailIDEAS (TM)and the WCC(TM) product acquired from LIOCS, and to make further enhancements to the MMS(R) product line. The Company believes that a strong commitment to product development will be required in order to remain competitive. Accordingly, the Company will continue to allocate substantial resources to product development. Product development costs subsequent to the achievement of technological feasibility have not been significant during these periods and, accordingly, all such costs have been expensed as incurred.

         SALES AND MARKETING expenses for the three months ended September 30, 1997 were $3.2 million, an increase of $1.6 million, or 100%, over the $1.6 million reported in the prior year quarter. Sales and marketing expenses as a percentage of total revenues increased from 13% to 14% between the comparable quarters. The increase in absolute dollars resulted from the Company's strategy to increase its sales and marketing presence in both domestic and international markets.

         GENERAL AND ADMINISTRATIVE expenses for the three months ended September 30, 1997 were $2.1 million, an increase of $.9 million, or 78%, over the $1.2 million reported in the prior year quarter. General and administrative expenses as a percentage of total revenues decreased from 10% to 9% between the comparable quarters. The increase in absolute dollars results from the addition of administrative personnel to support the Company's domestic and international growth and from an increase to the allowance for bad debt. The Company anticipates that general and administrative expenses may continue to increase in absolute dollars as the Company expands its operations.

INCOME TAXES

         INCOME TAXES include provisions for state and federal income taxes. An effective tax rate of 40% has been recorded in both quarters to approximate statutory federal, state and foreign tax rates after a reduction for U.S. research and development expense tax credits.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


NET INCOME

         NET INCOME for the three months ended September 30, 1997 was $3.3 million, or $.25 per share, an increase of 56% over the net income of $2.1 million, or $.17 per share reported in the comparable prior year quarter.


NINE MONTHS ENDED SEPTEMBER 30, 1997 VS. NINE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES

         Total revenues for the nine months ended September 30, 1997 were $61.6 million, an increase of $29.3 million, or 90%, over the $32.3 million reported for the nine months ended September 30, 1996. Revenues consist of SOFTWARE LICENSES and CONSULTING, MAINTENANCE AND OTHER SERVICES, which represented 45% and 55%, respectively of total revenues for the first nine months of 1997, and 50% and 50%, respectively in the first nine months of 1996.

         SOFTWARE LICENSE revenues for the nine months ended September 30, 1997 were $27.5 million, an increase of $11.3 million, or 70%, over the $16.2 million reported in the comparable prior year period. International software license revenues increased 86% over the comparable prior year period while revenues from sales of domestic licenses increased 52% between the comparable periods. These increases resulted from the Company's expanded sales and marketing efforts worldwide and the incremental sales of ODBMS(R) and Win/DSS(TM) licenses during the current period, compared to negligible sales of these new products in the comparable prior year period. CONSULTING, MAINTENANCE AND OTHER SERVICE revenues for the nine months ended September 30, 1997 were $34.1 million, an increase of $17.9 million, or 111%, over the $16.2 million reported in the comparable prior year period. Although domestic service revenues increased by 57% between periods, nearly two-thirds of absolute dollar growth occurred in the Company's international markets where the comparative increase was 222%.

COST OF REVENUES

         CONSULTING, MAINTENANCE AND OTHER SERVICE costs for the nine months ended September 30, 1997 were $26.0 million, an increase of $14.8 million, or 133%, over the $11.2 million reported in the comparable prior year period. The Company has expanded its consulting and customer support organizations as a result of increased sales of new software licenses and the increased demand from the existing client base for additional support and professional services.

GROSS PROFIT

         GROSS PROFIT for the nine months ended September 30, 1997 was $34.9 million, an increase of $14.0 million, or 67%, over the $20.9 million reported in the comparable prior year period. Gross profit as a percentage of total revenues decreased from 65% to 57% between the periods as a result of the lower mix of software license revenues, and the rapid expansion of the consulting and customer support organizations which lowered CMO margins from 31% to 24%. Reduced CMO margins were a result of costs associated with rapid expansion of the consulting infrastructure, including high front-end recruiting, training and downtime costs.

OPERATING EXPENSES

         PRODUCT DEVELOPMENT expenses for the nine months ended September 30, 1997 were $7.3 million, an increase of $2.7 million, or 60%, over the $4.6 million reported in the comparable prior year period. Product development expenses as a percentage of total revenues decreased from 14% to 12% between periods. The increase in absolute dollars reflects the growth in the product development staff for the continued development of ODBMS(R), Win/DSS(TM), RetailIDEAS(TM), and WCC(TM), and for enhancements to the MMS(R) product line. SALES AND MARKETING expenses for the current period were $8.8 million, an increase of $4.0 million, or 84%, over the $4.8 million reported in the prior period. Sales and marketing expenses decreased from 15% to 14% between periods. GENERAL AND ADMINISTRATIVE expenses for the current period were $6.2 million, an increase of $2.8 million, or 84%, over the $3.4 million reported in the prior period. General and administrative expenses represented 10% of total revenues in each of these periods.

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


NET INCOME

         NET INCOME for the nine months ended September 30, 1997 was $8.2 million, or $.63 per share, an increase of 61% over net income of $5.1 million, or $.43 per share reported in the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

         JDA had working capital of $46.5 million at September 30, 1997 compared with $39.8 million at December 31, 1996. The current ratios at these dates were 4.3:1 and 5.1:1, respectively. Cash and cash equivalents at September 30, 1997 were $26.1 million, a decrease of $4.9 million from the $31.0 million reported at December 31, 1996.

         The Company's operating activities utilized cash of $2.3 million during the nine months ended September 30, 1997 and provided cash of $2.9 million during the nine months ended September 30, 1996. Cash generated from profitable operations during the current period was used to fund the Company's growth and a $12.4 million increase in receivable balances.

         The Company's investing activities utilized cash of $8.3 million during the nine months ended September 30, 1997 and provided cash of $12.7 million during the nine months ended September 30, 1996. The 1997 activity includes $6.8 million in capital expenditures to support the Company's growth and an initial payment of $1.6 million for the purchase of LIOCS. The 1996 activity includes the redemption of $14.7 million in restricted short-term investments acquired during 1995 and capital expenditures of $2.2 million.

         The Company's financing activities provided cash of $6.4 million during the nine months ended September 30, 1997 and utilized cash of $1.7 million during the nine months ended September 30, 1996. The 1997 activity includes $7.0 million in proceeds from the issuance of stock and related tax benefits. The 1996 activity includes the issuance of 2,182,866 shares of the Company's common stock in an initial public offering on March 20, 1996, the net proceeds of which were offset by the repayment of stockholder notes and the redemption of preferred stock.

         At September 30, 1997, the Company had no outstanding borrowings under its existing $5.0 million bank line of credit. This line of credit expires on July 1, 1998, and the Company intends to seek renewal at that time. The Company believes that its cash and cash equivalents, bank line of credit and funds generated from operations will provide adequate liquidity to meet the Company's planned capital and operating requirements during the next twelve months.


RISK FACTORS

         Fluctuations in Quarterly Operating Results. The Company's quarterly operating results have varied and are expected to continue to vary in the future. These fluctuations may be caused by many factors, including: the size and timing of individual orders; competitive pricing pressures; customer order deferrals in anticipation of new products; variation of consulting, maintenance and other services as a percentage of total revenues; timing of introduction or enhancement of products by the Company or its competitors; market acceptance of new products; technological changes in platforms supporting the Company's products; changes in networking or communication technology; changes in the Company's operating expenses; personnel changes; foreign currency exchange rates; and general industry and economic conditions.

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

         Historically, a significant portion of the Company's quarterly revenues has been derived from relatively large licenses to a limited number of customers. In addition, the Company's business in recent quarters has been increasingly concentrated in the final weeks of the quarter. The Company currently anticipates that both these trends will continue. Any significant cancellation or deferral of customer orders, or the Company's inability to conclude license negotiations in the compressed time frame at the end of a fiscal quarter, may have a material adverse effect on the operating results reported in any particular quarter.

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

requires the Company to incur additional start-up expenses, including procurement of office space and equipment. Start-up expenses incurred as a result of the rapid expansion of the Company's CMO services business contributed to a decline in CMO gross profit margins from 34% in the quarter ended September 30, 1996, to 25% in the most recent quarter. The current quarter results do however, represent nearly a 4 percentage point improvement over the CMO margins achieved in the second quarter of 1997. An additional 58 consultants were hired during the third quarter of 1997 and management believes the Company is beginning to reap the benefits of achieving improved utilization and economies of scale. The Company will continue its efforts to closely manage CMO gross profit margins, however, there can be no assurance such efforts will be successful, or that anticipated continued growth in the Company's CMO business will not cause further reductions in CMO gross profit margins. To the extent anticipated revenues fail to materialize following the hiring and training of new personnel, the Company's operating results would be adversely affected. There can be no assurance that qualified personnel will be located, retained or trained in a timely manner. In the event the Company is unable to sufficiently increase its consulting capacity, the Company may be required to forego licensing opportunities or become increasingly dependent on systems integrators and professional consulting firms to provide implementation services for its products.

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

         Ability to Attract and Retain Technical Personnel. The Company is heavily dependent upon its ability to attract, retain and motivate skilled technical and managerial personnel, especially highly skilled engineers involved in ongoing product development and consulting personnel who assist in the license and implementation of the Company's solutions. In particular, the Company's ability to install, maintain and enhance its enterprise products is substantially dependent upon its ability to locate, hire and train qualified software engineers. The market for such individuals is intensely competitive, particularly in foreign markets. In this regard the Company, as part of its strategy, plans to significantly increase the number of consulting personnel in connection with the roll-out of its ODBMS(R) and Win/DSS(TM) products and to support continued development and implementation of its MMS(R) product line. Given the critical role of the Company's product development and consulting staffs, the inability to recruit successfully or the loss of a significant part of its product development or consulting staffs would have a material adverse effect on the Company. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company will be able to retain its current personnel, or that it will be able to attract and retain other highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect upon the Company's business, operating results and financial condition.

         Uncertain Market for ODBMS(R) and Win/DSS(TM). The Company released the ODBMS(R) and Win/DSS(TM) product lines during the past 18 months. Both products are open, client/server solutions. The retail industry has only recently begun limited adoption of open, client/server information systems. The Company believes that retailers in general may be relatively cautious in adopting new technologies. Many retailers do not have the personnel or staff required to implement, operate and maintain an open, client/server system, and the difficulties associated with implementing new technology may slow or prevent adoption of the Company's new products. Because the market for these products is new and evolving, it is difficult to assess or predict with any assurance the growth rate, if any, and size of this market. There also can be no assurance that the market for ODBMS(R) or Win/DSS(TM) will continue to develop. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

         The Company is directing a significant amount of its product development expenditures to the ongoing development of ODBMS(R) and Win/DSS(TM) and a significant amount of its sales and marketing resources to the full commercial introduction of ODBMS(R) and Win/DSS(TM). A significant effort is still required to develop and release additional application modules for these products. The Company has limited experience in developing and

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


marketing products for open system applications. As a result, there can be no assurance that ODBMS(R) and Win/DSS(TM) will not require substantial software enhancements or modifications to satisfy performance requirements of customers or to fix design defects or previously undetected errors. It is common for complex software programs such as ODBMS(R) and Win/DSS(TM) to contain undetected errors when first released, which are discovered only after the product has been used over time with different computer systems and in varying applications and environments. While the Company is not aware of any significant technical problems with these products, there can be no assurance that errors will not be discovered, or if discovered, that they will be successfully corrected on a timely basis, if at all. The Company's future business growth is substantially dependent on the continued development, introduction and market acceptance of ODBMS(R) and Win/DSS(TM). If customers experience significant problems with implementation of ODBMS(R) and Win/DSS(TM) or are otherwise dissatisfied with the functionality or performance of ODBMS(R) or Win/DSS(TM), or if either of these products fails to achieve market acceptance for any reason, the Company's business, operating results and financial condition will be materially adversely affected.


         Product Concentration. The Company has historically derived the majority of its revenues from software licenses and consulting, maintenance and other services related to MMS(R). The Company expects that revenues related to MMS(R) will continue to account for a substantial but reduced percentage of total revenues as market acceptance of the Company's newer products increases. The life cycle of the MMS(R) product line is difficult to estimate due in large measure to the potential effect of new products, applications and product enhancements, including those introduced by the Company, changes in the retail industry and future competition. The Company expects that revenues attributable to its MMS(R) and ODBMS(R) enterprise products will comprise the substantial majority of software license revenues for the foreseeable future. Any decline in MMS(R) revenues, to the extent not offset by increases in revenues from other products, would have a material adverse effect on the Company's business, operating results and financial condition.

         International Operations. The Company expects that international revenues will continue to account for a significant percentage of the Company's revenues for the foreseeable future, and the Company intends to continue expansion of its international infrastructure. Although the Company maintains offices in Canada, the United Kingdom, Germany, Mexico, Chile, Singapore, and Australia, and is currently investing significant resources in its international operations, there can be no assurance that the Company will be successful in expanding its international operations. The Company anticipates that continued growth of its international operations will require the Company to recruit and hire a number of new consulting, sales and marketing and support personnel in the countries in which the Company has established or will establish offices. In addition, the Company has only limited experience in developing localized versions of its products and in marketing and distributing its products internationally. International rollout of the Company's products requires significant investment by the Company in advance of anticipated future revenues. The opening of new offices by the Company typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. In particular, successful introduction of the Company's product into new markets requires the Company to locate and hire qualified local sales and consulting personnel and train them in the operation of the Company's products. There can be no assurance that the countries in which the Company operates will have a sufficient pool of qualified personnel for the Company to hire from, or that the Company will be successful at hiring, training or retaining such personnel. In addition, there can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products internationally. The inability of the Company to successfully expand its international operations in a timely manner could materially adversely affect the Company's business, operating results and financial condition.

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

         Competition. The market for retail information systems software is intensely competitive. The Company believes the principal competitive factors in such market are product quality, reliability, performance and price, vendor and product reputation, financial stability, features and functions, ease of use and quality of support. A number of companies offer competitive products addressing certain of the Company's target markets. In the enterprise systems market, the Company competes with in-house systems developed by the Company's targeted customers and with third-party developers such as Intrepid, Island Pacific, Radius PLC, Retek (a subsidiary of HNC Software, Inc.), STS Systems and Richter Management Services, among others. In addition, the Company believes that new market entrants may attempt to develop fully integrated enterprise-level systems targeting the retail industry. In particular, SAP Aktiengesellschaft announced in mid-1997 the availability of an integrated client/server enterprise system competitive with the Company's products. In January 1997, Intrepid announced the formation of a joint development and marketing relationship with, and a minority equity investment by, PeopleSoft, a provider of enterprise applications software. At that time, the parties projected the availability of products expected to compete directly with the Company's ODBMS(R) enterprise product in the second half of 1997. In the in-store systems market, which is more fragmented than the enterprise market, the Company competes with major systems manufacturers such as NCR, IBM and Fujitsu/ICL, as well as software companies such as Applied Intelligence Group, CRS Business Computers, Inc., Post Software International, STS Systems, GERS Retail Systems and Gateway Data Sciences Corporation. In the distribution and warehouse management systems market, the Company's WCC(TM) product completes with products from Catalyst International, Inc., Dallas Systems Corporation and McHugh Freeman. The RetailIDEAS(TM) product completes with products from MicroStategy and Intrepid. In the market for consulting services, the Company is pursuing a strategy of forming informal working relationships with leading retail systems consulting groups such as Andersen Consulting, Ernst & Young LLP, Price Waterhouse's Management Horizons Division and other similar major systems integrators. However, these integrators, as well as independent consulting firms such as the Global Services Division of IBM, also represent potential competition to the Company's consulting services group. Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


         Dependence on Key Personnel. The Company's performance is substantially dependent on the performance of its executive officers and key employees. In particular, the services of James D. Armstrong and Frederick M. Pakis, co-chairman of the Company's Board of Directors, and Brent W. Lippman, the Company's Chief Executive Officer, would be difficult to replace. The Company does not have in place "key person" life insurance policies on any of its employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, operating results and financial condition of the Company.

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

         Currently, there is significant uncertainty within the software industry and among software users regarding the impact of installed software that has been programmed to accept only two digit entries in the date code field and use such two digit entries in the software's calculation and report generation features. Software modifications or upgrades will be required to enable such software to distinguish between 21st and 20thcentury dates ("Year 2000 Compliant"). Current offered versions of the Company's products are designed to be Year 2000 Compliant, and the Company has received verification to that effect from the Information Technology Association of America as of October 23, 1997. The Company is also in the process of determining the extent to which the older software products in its installed customer base are Year 2000 Compliant, as well as the impact of any non-compliance on the Company and its customers. The Company does not currently believe that the effects of any Year 2000 non-compliance in the Company's installed base of software will result in any material adverse impact on the Company's business or financial condition. However, the Company's investigation is in its preliminary stages, and no assurance can be given that the Company will not be exposed to potential claims resulting from system problems associated with the century change.

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

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         Legal proceedings settled during the nine months ended September 30, 1997 are discussed in the quarterly report on Form 10-Q for the period ended June 30, 1997.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         No matters submitted to a vote of security holders during the quarter ended September 30, 1997.

ITEM 5.  OTHER INFORMATION:


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      Exhibits:

                  See Exhibit Index.

         (b)      Reports on Form 8-K:

                  The Company filed a Form 8-K dated 10/24/97 with the Commission to announce the resignation of James D. Armstrong as its Chief Executive Officer and Frederick M. Pakis as President in connection with their appointment to the newly created offices of Co-Chairmen of the Board of Directors. In addition, the Company announced the promotion of Brent W. Lippman to the position of Chief Executive Officer and his election as a member of the Board of Directors.

                            JDA SOFTWARE GROUP, INC.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           JDA SOFTWARE GROUP, INC.


Dated:  November 10, 1997                  By:  /s/ Kristen L. Magnuson
                                                ------------------------
                                                Kristen L. Magnuson
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

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