Form 10-K
period 1997-12-31
JDA SOFTWARE GROUP INC
filed 1998-03-31
CIK 1006892

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 0-27876

                            JDA SOFTWARE GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

---------------------------------------------------------------------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of the registrant's common stock held by nonaffiliates of the registrant (based on the closing sales price of such stock as reported in the Nasdaq Stock Market) on March 20, 1998 was $512,183,349. Excludes shares of common stock held by directors, officers and each person who holds 5% or more of the registrant's common stock.

     Number of shares of common stock, $0.01 par value per share, outstanding as of March 20, 1998 was 13,311,251.

                      DOCUMENTS INCORPORATED BY REFERENCE

                        DOCUMENTS                                     FORM 10-K REFERENCE
                        ---------                                     -------------------
Portions of the Proxy Statement for the registrant's 1998     Items 10, 11, 12 and 13 of Part III
  Annual Meeting of Stockholders are incorporated by
  reference into Part III of this Form 10-K.

================================================================================

     This Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Act of 1934, as amended. Discussion containing such forward-looking statements may be found in Part I, Item 1. Business under the captions "Industry Background," "JDA Solution," "Company Strategy," "Products," "Consulting, Maintenance and Other Services," "Customers," "Sales and Marketing," "Product Development and JDA Technology," "Competition," "Proprietary Rights," and "Employees," and in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Overview," "Results of Operations -- Year Ended December 31, 1997 Compared to Year Ended December 31, 1996," "Liquidity and Capital Resources," "Year 2000 Compliance," and "Certain Risks." Actual results for future periods could differ materially from those discussed in this Report on Form 10-K as a result of the various risks and uncertainties discussed herein.

                                     PART I

ITEM 1.  BUSINESS

     JDA Software Group, Inc. ("JDA" or the "Company") is a leading international provider of integrated enterprise-wide software products and services that address mission-critical management information needs of the retail supply chain. The Company offers a broad array of software products designed to provide integrated technology solutions for the collection, organization, distribution, and analysis of data throughout a retail organization. The Company's products include: merchandising, financial and decision support systems at the corporate level; point-of-sale, back office and distributed processing applications at the store level; and warehouse management and logistics systems at the distribution level. The Company offers products that operate on the IBM AS/400- and DOS-based platforms, as well as products that operate in the UNIX and Windows NT open client/server environments. JDA also offers a wide range of professional services through its consulting and customer support organizations including: project management, system planning, design and implementation, custom modifications, training and support services.

     The Company's products and services are marketed and sold primarily through JDA's direct sales force and through cooperative relationships with sales agents, distributors and other vendors, including IBM and Siemens Nixdorf. The Company's solutions have been licensed to more than 300 retail enterprises worldwide and address a wide variety of retail markets, including hard and soft lines retailers, warehouse operations, department stores and grocery stores. The Company's customers include many of the world's leading specialty retailers such as Bed, Bath and Beyond, Inc., CompUSA, Inc., Gucci SpA, LensCrafters, Inc., Office Depot International, Oshman's Sporting Goods, Inc., PETCO Animal Supplies, Inc., Planet Hollywood International, Royal Duty Free Shop, Inc., Sears Clothing Ltd., Staples, Inc., Stride Rite Children's Group, Inc., Virgin Entertainment Group, Inc. and Williams-Sonoma, Inc.

INDUSTRY BACKGROUND

     The retailing industry is experiencing rapid change, driven primarily by changing consumer preferences, intensifying competition and increasing globalization. Consumers' purchase patterns have shifted, with today's consumer choosing value, in the form of lower prices and improved convenience and personal service, over brand and retailer loyalty. The result for many retailers has been increased pressure on operating profits as they try to lower prices and increase marketing and promotions to increase traffic in stores in order to increase sales. In addition, new retail formats, such as the "category killer" format employed by retailers such as Staples and PETCO, have enjoyed broad market acceptance and are setting the standards for lower prices and improved customer service. To exploit international growth opportunities a number of retailers are seeking to apply their concepts outside their domestic markets. Despite the significant challenges in the retail industry, many retailers have successfully achieved efficiencies and reduced operating costs by improving inventory management, decentralizing the decision making process while centralizing purchasing and other administrative functions, deploying state of the art information technology and pursuing aggressive roll-out strategies to achieve economies of scale.

     To respond to today's competitive challenges, retailers must accelerate the rate at which they identify and respond to changing business conditions and consumer requirements. A retail organization's agility and ultimate success are dependent upon its ability to rapidly and cost-effectively collect, organize and analyze data, and disseminate information throughout the enterprise to facilitate effective business decisions. Such information provides a basis for critical product, marketing, inventory, pricing and human resource decisions. In addition, inventory management has become more complicated as retailers seek to reduce costs and improve margins while replenishing inventory on a just-in-time basis. Accordingly, retailers are demanding more sophisticated purchasing, inventory management and merchandising tools that enable them to distribute and manage goods efficiently. Retailers are also increasingly restructuring existing operations so that consumers interact effectively with the entire enterprise from a single store location. This requires store level personnel and decision makers throughout an enterprise to have a common base of readily available sales and inventory information and that in-store personnel have the ability to more rapidly respond to consumers' needs. To meet their increasing requirements for information, retailers seek information systems that are adept at handling large volumes of transactions, possess a high degree of reliability, accommodate peak load and seasonal requirements and rapidly capture and analyze data and distribute information throughout the geographically dispersed parts of the enterprise. Moreover, global retailers require applications that support the specialized requirements of international business, including local language support, multiple currencies, import/export costing and foreign tax and regulatory requirements. Retailers are also seeking solutions that address emerging technical and business issues, such as Year 2000 compliance and the increased prevalence of electronic commerce.

     Historically, information technology in the retail supply chain has consisted largely of separate legacy applications at the corporate, store and distribution levels. These legacy applications have primarily been host-centric systems that operate on mainframe or mid-range computers. These systems, developed and modified internally over many years or licensed from third parties, represent considerable investments by retailers and have provided benefits within their distinct roles. However, they generally do not have the flexibility to support diverse and changing operations within a customer's business or to respond effectively to changing technologies. Additionally, these solutions have only targeted distinct levels of the retail supply chain such as the corporate or in-store levels, and have not generally provided the full benefits of integration, which allows information to be distributed effectively throughout the retail enterprise. Despite these limitations, many host-centric systems are still being widely deployed for retail applications because of their strengths in particular segments, as well as to preserve significant hardware and software investments. Furthermore, retailers have historically been cautious in adopting new technologies due to the real-time, transaction-intensive nature of retailing and the economic consequences of disruptions to their operations.

     Despite their reservations, retailers are recognizing the strategic imperative of employing technology to cut costs, reduce inefficiencies and enhance sales in an increasingly competitive environment dominated by value-conscious consumers. The development of distributed client/server computing has created a technological framework for software applications that are adaptable, integrated and tailored for the retail supply chain. Additionally, improved hardware price/performance and database capabilities on platforms such as the IBM AS/400 have improved the capabilities of the information systems that can leverage retailers' existing hardware investments. As a result, retailers are demanding highly functional, easy to use and scaleable software applications that can be economically and rapidly implemented and adapted for changes in their mission critical business functions. The Company believes that the adoption of new information technologies by retailers will accelerate as competitive pressures increasingly necessitate the ability to change business practices quickly and to empower employees with the information and tools to respond to consumer requirements.

JDA SOLUTION

     JDA is a leading international provider of integrated enterprise-wide software products and related services that address mission-critical management information needs throughout the retail supply chain. The Company's product suite is designed to provide integrated technology solutions for the collection, organization, distribution and analysis of data throughout a retail organization. At the corporate level, the Company offers two merchandise management systems, Merchandise Management System ("MMS") for the IBM AS/400 platform, and Open Database Merchandising System ("ODBMS") for open client/server environments, that distribute data throughout the retail enterprise and enable management to make more informed and timely decisions, respond more rapidly to changes in the competitive environment, monitor store-level activity and achieve greater operating efficiencies. The Company's in-store systems, Distributed Store System ("DSS") and Windows-based Win/DSS, register transactions at the point-of-sale, capture individual consumer profiles and demographic information, and leverage enterprise-wide information such as stock availability, pricing and inventory replenishment by bringing it to the store level. The Company also offers Warehouse Control Center ("WCC") for management of the storage and flow of inventory within the warehouse or distribution center. The Company also offers Retail IDEAS, a multi-platform client/server data warehouse system that provides retailers with powerful application tools for analyzing their business, monitoring strategic plans and supporting tactical actions. Finally, the Company provides a wide range of professional services designed to enable customers to rapidly achieve the benefits of the Company's software products. These services, known as Optimum Pathways, include project management, system planning, design and implementation, custom modifications, training and support services.

     The Company's solutions are designed to provide the following benefits to retailers:

     Enhanced Decision Making Capabilities. The Company's products are designed to identify and highlight the most relevant information from large volumes of transaction and work-flow data. By collecting and distributing valuable enterprise-wide information, the Company's solutions enable retailers to make more informed and timely decisions, to quickly adapt their products and operations to changes in competition and consumer preferences, and to maximize operational efficiencies.

     Fully Integrated Adaptable Solutions. JDA offers an integrated suite of software products that enables retailers to respond to consumer demand at the point-of-sale and distribute that information throughout the enterprise. These products link point-of-sale level information with the centralized merchandising and financial functions that ultimately affect decisions with suppliers and vendors. JDA's integrated corporate, in-store and distribution products operate a range of applications and function seamlessly with each other's databases, enabling greater speed, data integrity and ease of modification. The Company's newer products, ODBMS and Win/DSS, are designed to be adaptable and easily configured by customers to meet their specialized and evolving needs.

     Improved Inventory Planning and Distribution Logistics. The Company's enterprise-wide solutions are designed to help retailers achieve operating efficiencies by automating the collection and analysis of data from key functions, such as the management of inventory, distribution and merchandising, and providing decision makers with access to critical supply chain information. JDA provides retailers with tools for vendor analysis, stock status monitoring, sales capture and analysis, merchandise allocation and replenishment, purchase order management, distribution center management and other important activities that enable retailers to improve gross margins and return on inventory investment through increased inventory turnover, reduced inventory investment, reduced clearance mark-downs and more efficient management of ordering and distribution.

     Increased Responsiveness to Consumer Needs. The Company's solutions help retailers better understand and fulfill consumer needs. With the Company's enterprise systems, retailers can explore "what if" merchandising plans, track and analyze performance, and adjust quickly to market changes and consumer purchase patterns, all to help ensure that the appropriate pricing and merchandise mix is available to the consumer at the point-of-sale. The Company's in-store software products provide enterprise information at the point-of-sale enabling store level personnel to track the preferences of individual consumers and provide a higher level of personalized service.

     Ease of Implementation. The Company's products are specifically designed to meet the needs of the retail industry, and the Company's consulting, maintenance and other services organization is primarily comprised of individuals who are trained for and experienced with system implementations in the retail environment. The Company's newer products, ODBMS and Win/DSS, are designed to be easily configured by customers to meet their specialized and evolving needs. As a result, the Company believes it offers rapid, low cost implementations, which are generally accomplished within three to twelve months.

COMPANY STRATEGY

     JDA's objective is to strengthen its position by providing a comprehensive suite of software solutions that address the mission-critical management information needs of the retail supply chain. Key elements of the Company's strategy to achieve this objective are as follows:

     Leverage Retail Application Knowledge Base. The Company intends to continue to leverage its retail industry knowledge base to provide comprehensive integrated solutions to retailers. The Company believes its in-depth understanding of retailers' requirements accumulated from its twelve-year history and over 300 retail customers differentiates it from competitors and provides a significant advantage in securing new customers. The Company further augments its knowledge through ongoing customer consulting engagements and interaction with its user group.

     Expand Product Sales to Existing Customers. The Company's products are designed to meet the enterprise-wide needs of the retail supply chain. Although most organizations initially deploy one or more of the Company's products in an organization, the Company believes that initial customer success can lead to opportunities for additional sales of products to other parts of the organization. The Company has a significant installed base of customers from its twelve-year history to which it intends to market and sell additional products and services. In addition, the Company believes that references from its installed base will also provide assistance in making additional sales to new customers.

     Provide High Quality Professional Services. The Company believes that its high-quality consulting, implementation, support and training services enable the Company to achieve a high level of customer satisfaction, strong customer references and long-term relationships as well as facilitate software improvements based on customer feedback. With the release of its new client/server products, the Company intends to continue to invest in its professional services organization to provide better service to its customers. The Company also plans to continue to provide innovative offerings such as Direct Path, a streamlined approach for implementing MMS within three months in order to help respond to customers' Year 2000 requirements well into 1999. In addition, the Company plans to leverage its cooperative relationships with IBM's Global Services Division and Siemens Nixdorf to compliment its internal professional services organization in international markets.

     Expand Presence in International Markets. The Company intends to expand its international presence by continuing to develop localized versions of its products and investing directly in strategic markets by establishing additional international operations with local direct sales and consulting personnel, and through cooperative relationships with companies with established international presence, such as IBM and Siemens Nixdorf. To date, the Company has established international offices in Australia, Canada, Chile, France, Germany, Mexico, Singapore, South Africa and the United Kingdom, and plans to continue to expand its worldwide infrastructure in order to provide additional localized products and implementation services.

     Enhance Solutions for Evolving Customer Needs. The Company will continue to develop and offer products and services that address emerging technological and financial issues confronting retailers such as Year 2000 compliance, adoption of a common Eurocurrency, and the growth of electronic commerce. JDA's Direct Path implementation methodology for MMS is designed to quickly address the requirements of retailers whose systems are not yet Year 2000 compliant. Eurocurrency functionality has been incorporated into the Company's open client/server products and the Company currently plans to add Eurocurrency functionality to its IBM AS/400 products. JDA is implementing a development strategy to Web-enable ODBMS, MMS and Retail IDEAS. The Company continues to work on adding additional features and functionality to its product suite.

     Further Develop and Leverage Strategic Relationships. JDA intends to continue to establish strategic business relationships for the development of products that complement the Company's current software solutions or enhance the delivery of professional services. The Company has a number of cooperative relationships with system integrators, other software vendors and retail systems consulting groups, including, among others, IBM, Siemens Nixdorf, Lawson Software ("Lawson"), Ernst & Young and Andersen Consult-ing. The Company believes these relationships can provide the Company with greater access to international markets, greater market presence and a greater opportunity to increase its customer base and sales.

     Acquire Complementary Businesses, Products and Technologies. The Company intends to pursue acquisition opportunities for complementary businesses, products and technologies in order to add to its current product offerings and increase its market share. The Company believes that such acquisitions will also assist its efforts to leverage its installed base.

PRODUCTS

     The Company offers a suite of software products which collects, organizes and analyzes data and distributes information throughout a retail organization. The Company's products are designed to provide an end-to-end supply chain solution for the mission, critical components of retailing operations -- from the planning and purchasing functions through the distribution and final sale of goods. The Company offers merchandising, financial and decision support systems at the corporate level, point-of-sale, back office and distributed processing applications at the store level, and warehouse management and logistics systems at the distribution level. The Company also offers a data warehouse system for the analysis of information throughout the retail supply chain.

     The following table summarizes certain key functions of the retail enterprise addressed by the Company's products:

                                     Chart

IN-STORE SYSTEMS                            MERCHANDISE MANAGEMENT SYSTEMS              WAREHOUSE AND LOGISTICS SYSTEM
 DSS For DOS            Win/DSS For         IBM MMS For            ODBMS For            MMS Distribution            WCC For
                   Client/Server            IBM AS/400            Client/Server         Modules for IBM AS/400   Client/Server
 - Point-of-Sale Processing                 -Inventory Control                          -Receiving
 - Cash Register                            -Cost and Price Management                  -Putaway
 - Price Lookup                             -Purchase Order Management                  -Picking
 - Tendering and Sales Audit                -Automated Replenishment                    -Shipping
 - Back Office                              -Merchandise Planning                       -Allocation
 - Sales and Productivity Indicators        -Transfer Management and Allocation
 - Customer Analyzer
                                                     Data Warehouse Systems
                                                          RETAIL IDEAS
-Sales and Inventory Analysis               -Marketing and Promotional Analysis         -P.O.S. Loss Prevention Analysis

  Merchandise Management Systems

     The Company's merchandise management systems process high volumes of information to provide decision support for inventory control, cost and price management, purchase order management, automated replenishment, merchandise planning, transfer management and allocation. Merchandise management systems distribute data throughout the retail enterprise and enable management to make more informed and timely decisions, respond more rapidly to changes in the competitive environment, monitor store-level activity and achieve greater operating efficiencies. The Company's merchandise management systems can be integrated with in-store, warehouse and logistics products designed by the Company or by third parties. The Company offers two merchandise management systems: MMS for the IBM AS/400 platform and ODBMS for open client/server environments. Both systems are comprised of functional modules that are selected by the customer and can be configured to fit the customer's unique requirements.

     MMS was first introduced in 1986 and was specifically designed to take advantage of the IBM AS/400 database and operating environment. MMS can be configured by the retailer to adapt to changing strategies and prevailing competitive conditions by performing product price analyses based upon key data such as gross margin, sales velocity and competitive prices. The product can then recommend and automate price changes based on the retailer's specifically defined pricing strategies. To date, the Company has performed over 250 MMS implementations worldwide. The Company has continued to invest in the development and enhancement of MMS to address the requirements of a broad spectrum of retailing formats and processes.

     ODBMS, which was commercially released in September 1996, offers the same core functionality of MMS, excluding the general ledger, accounts payable and accounts receivable modules of MMS's retail sales accounting system, and also offers, through its open client/server architecture, enhanced adaptability and scaleability. ODBMS is capable of operating with Oracle and Informix relational database management systems running on Windows NT and the most popular UNIX platforms. ODBMS is designed to support the information requirements of international, multi-format retail organizations and features support for multiple concurrent languages and currencies, user-specific nomenclature and user-defined data structures and hierarchies. Thus, an international retailer can centrally establish a product margin objective and apply it to local market rules, including currency conversions, applicable taxation and rounding algorithms, to determine final pricing at each location. The Company is party to a co-marketing agreement with Lawson to develop interfaces between ODBMS and Lawson's client/server business applications, which provide financial, human resource, procurement and supply-chain management for the retail industry, and which are Web-deployable.

     License fees for the Company's merchandise management systems vary depending upon a number of factors, including the size and complexity of the retail operation and the modules chosen. License fees have generally ranged from $250,000 to $750,000 for MMS, and from $500,000 to in excess of $1.0 million for ODBMS.

  In-Store Systems

     The Company offers two in-store systems: DSS for DOS-based platforms and Win/DSS for the Windows environment. The Company's in-store systems are designed to enable a retailer to capture and analyze in-store operations information and transmit such information to corporate-level systems for sales and other analysis. These systems also allow store level personnel to access valuable enterprise-wide information to better serve the consumer at the point-of-sale. DSS and Win/DSS are comprised of functional modules that are selected by the customer and can be configured to fit the customer's unique requirements.

     DSS can be licensed independently and utilized with a customer's existing merchandise management system, or it can work in concert with the Company's MMS merchandise management system, to provide the retailer the ability to manage information through a wide range of retail operations. A typical installation of DSS enables the retailer to perform a number of individual store-level functions and support back office, store inventory and point-of-sale operations. For example, store managers can use DSS to measure the results of a store promotional event. In addition, DSS enables retailers to track the preferences of individual consumers and provide a higher level of personalized service.

     Win/DSS incorporates the core functionality of DSS with the enhanced capabilities of the Windows platforms. Win/DSS incorporates an object-oriented software design that is capable of arranging retail business processes to adapt to a retailer's specialized and evolving requirements. For example, a retailer can utilize the Win/DSS multi-tasking capabilities by configuring its point-of-sale systems to simultaneously run credit authorizations, process transactions and update store inventory records. In addition, to reflect a more service-oriented workflow, the customer service desk in the same store can be configured to provide ready access to personal information and purchase histories of individual consumers. Business information process flows can be adapted to reflect changing store strategies during special promotions or periods of peak consumer traffic.

     License fees for the Company's in-store systems vary depending upon a variety of factors, including the size and complexity of the retail operation and the modules chosen, and generally have ranged from $50,000 to in excess of $600,000.

  Warehouse and Logistics Systems

     The Company offers warehouse and logistics systems for client/server and IBM AS/400 environments. WCC is a client/server system that combines the latest automation tools, bar coding and radio frequency technologies with the benefits of a client/server architecture. The product was acquired from LIOCS Corporation in April 1997 and became commercially available in December 1997. WCC is a stand-alone system that can be integrated with ODBMS or software supplied by third-party vendors. WCC provides a variety of functions including receipt scheduling, license plate labeling, system-directed put-away, and lot and serial number tracking. For IBM AS/400 platforms, the Company offers warehouse management, merchandise receiving and wholesale order entry modules as part of its MMS merchandise product. License fees for these modules have generally ranged from $50,000 to $230,000.

  Data Warehouse System

     Retail IDEAS is a data warehouse system developed jointly with Silvon Software, Inc. ("Silvon") that provides a comprehensive set of tools for analyzing business results, monitoring strategic plans and enabling tactical decisions. Retail IDEAS is currently available on the IBM AS/400 and Windows NT platforms, and is under development for UNIX platforms. Retail IDEAS is designed as a packaged offering that enables retailers to monitor vendor performance, promotional effectiveness and distribution center productivity, and to analyze financial measurements related to sales and inventory, margins and profitability, merchandise categories and items, open and suggested orders, and promotional and pricing events. The product integrates with the Company's MMS and ODBMS products and may also be used with non-JDA transactional systems.

CONSULTING, MAINTENANCE AND OTHER SERVICES

     The Company provides a wide range of professional services designed to enable customers to rapidly achieve the benefits of the Company's software products. These services, known as Optimum Pathways, include project management, system planning, design and implementation, custom modifications, training and support services. The Company believes that its Optimum Pathways consulting services facilitate a customer's early success with its products, strengthen its relationship with the customer, and add to the Company's industry-specific knowledge base for use in future implementation and product development efforts. Although the Company's service offerings are optional, the Company has found that substantially all of its customers utilize some or all of its services to some degree in connection with the implementation and ongoing support of the Company's software products. The Company believes its ability to provide these services provides a competitive advantage, which is expected to be enhanced by a developing cooperative relationship with IBM Global Services Division to jointly support, distribute and implement ODBMS. As of December 31, 1997, the Company had 430 employees in its consulting, maintenance and other services organization. The Company is pursuing a strategy to increasingly utilize third-party consultants, such as those from major systems integrators, to assist in certain large-scale implementations and for extensive business process re-engineering projects.

  Consulting Services

     The Company's consulting services group consists of business consultants, systems analysts and technical personnel with extensive retail industry experience that are devoted to assisting retailers in all phases of systems development, including systems planning and design, customer-specific configuration of application modules, and on-site implementation or conversion from existing systems. Consulting services are generally billed on a time and expenses basis. The Company's consulting engagements have typically taken between six months and one year for merchandise management systems, between three and six months for in-store systems, between three and six months for warehouse and logistic systems, and between two and three months for data warehouse systems. Given the complexity of platforms on which the Company's ODBMS and Win/DSS systems operate and the increased ability of the customer to configure these new products to its work flows and processes, the implementation of such systems generally requires increased levels of consulting services, as well as longer periods of time. In order to satisfy the demands of both existing and future customers, the Company plans to substantially increase its consulting services personnel to support anticipated growth in product implementations. To the extent anticipated revenues fail to materialize following the hiring and training of such personnel, the Company's operating results would be adversely affected.

  Education and Training

     The Company offers comprehensive education and training programs to its customers, associates and business partners. The Company initiated JDA University in 1997, as a formal education program that combines lectures, demonstrations and hands-on exercise sessions for each of JDA's software solutions. JDA University features a curriculum for each JDA system, and a full-time administration consisting of professional instructors and course developers. The JDA University curriculum ranges from introductory to advanced levels and includes application training on JDA systems, technical courses on design and data models for such systems, and developer courses for programmers and designers. Classes are offered at in-house facilities as well as at customer locations. More than 2,700 individuals attended JDA University during 1997.

  Customer Support Services

     The Company believes that providing business solutions along with a high level of on-going support to its customers is a critical element in establishing long-term relationships and maintaining a high level of customer satisfaction. The Company offers a comprehensive support program that includes maintenance, on-line support and help desk services. The standard maintenance support program includes new releases and unspecified upgrades of products. Standard support programs have historically been purchased by the majority of the Company's customers and are generally annual contracts that are paid on a monthly basis. For clients who have licensed DSS or Win/DSS, the Company offers a program, known as Optimum Store Support, that features help desk services, 24 hours a day, 7 days per week, and field upgrade support.

CUSTOMERS

     The Company has licensed its software products to more than 300 retail customers worldwide in a wide variety of retail markets, including hard and soft lines retailers, warehouse operations, department stores and grocery stores. The Company generally targets customers having from 50 to over 500 store locations, with annual sales in excess of $100 million.

     The following is a partial list of the Company's customers that have purchased at least $500,000 of the Company's products or services through December 31, 1997:

APPAREL
Bally Management Ltd.
  (Switzerland)
Big M, Inc.
Casual Corner Group, Inc.
CHANEL, Inc.
Columbia Sportswear   Company (Chile)
Daisy & Tom Ltd. (UK)
Filenes Basement Corp.
Footstar, Inc.
Foschini Group (Pty) Ltd.
  (South Africa)
Gucci SpA (Italy)
Guess?, Inc.
InWear Group A/S (Denmark)
Johnson's S.A. (Chile)
Moregro Retail Group, Ltd.
  (South Africa)
Mothercare, U.K., Ltd. (UK)
Sainsbury's Savacentro,   Ltd. (UK)
Sears Clothing Ltd. (UK)
Stride Rite Children's
  Group, Inc.
Today's Man
Wilsons The Leather Experts

AUTOMOTIVE
Auto Palace
Chief Auto Parts, Inc.
CSK Auto, Inc.
The Retail Operations Division
  of Bridestone/ Firestone, Inc.
Western Auto Supply Company

CONVENIENCE STORES
Fina Plc. (UK)
Petro-Canada (Canada)

CRAFTS & TOYS
Frank's Nursery & Crafts, Inc.
Lewiscraft (Canada)

DEPARTMENT STORES
Almacenes Paris   Commercial S.A.
  (Chile)
Beijing Wang Fu Jing Retail
  Management Co. Ltd.
  (China)
Cativen (Venezuela)
Royal Duty Free Shop,   Inc. (Philippines)
Shoemart, Inc. (Philippines)
Specialty Department   Stores, Inc.

DRUG & COSMETICS
A.S. Watson & Co. Limited
  (Hong Kong)
Bath & Body Works   (The Limited)
Beauty Brands, Inc.
Farmatodo, C.A. (Venezuela)
MedMax, Inc.

FOOD
Calgary Co-operative   Assoc. Ltd. (Canada)
Chedraui (Mexico)
Laura Secord, Inc. (Canada)
Provigo, Inc. (Canada)
Santa Isabel (Chile)
Starbucks Corporation
Whole Foods Market, Inc.
Wild Oats Markets, Inc.

FURNITURE, APPLIANCES &
ELECTRONICS
ABC Carpet & Home, Inc.
British Gas Energy
  Centres, Ltd. (UK)
CompUSA, Inc.
Grupo Elektra (Mexico)
Heilig-Meyers Company
Onking Chain-Store   Co. Ltd. (Taiwan)
Sun Television &   Appliances, Inc.
Tandy Corporation

GENERAL MERCHANDISE
PETCO Animal Supplies, Inc.
Sky Connection Limited
  (Hong Kong)
Woolworths Plc. (UK)

HOME IMPROVEMENT
Eagle Hardware & Garden, Inc.
Great Mills (Retail) Ltd. (UK)
Intergamma BV (Netherlands)
Sodimac Chile (Chile)
Westlake ACE Hardware, Inc.
Wolohan Lumber, Inc.

HOUSEWARES
Bed, Bath & Beyond, Inc.
Lechters, Inc.
Robert Dyas Ltd. (UK)
Williams-Sonoma, Inc.

JEWELRY & CATALOG SHOWROOMS
Asprey Plc. (UK)
Carlyle & Co. Jewelers
Helzberg Diamonds, Inc.

LUGGAGE, CARDS & GIFTS
Birthdays Ltd. (UK)
Carlton Retail, Inc.
Factory Card Outlet Corp.
Party City Corporation

MUSIC, BOOKS, VIDEOS &
SOFTWARE
Books-A-Million, Inc.
Guitar Center, Inc.
HMV Group (UK)
P.T. Disc Tara (Indonesia)
Rogers Video
Virgin Entertainment
  Group, Inc.

OFFICE PRODUCTS
Maxi-Papier-Market GMBH
  (Staples-Germany)
Office Depot International
Staples, Inc. (UK and US)

OPTICAL & CAMERA
Black Photo   Corporation (Canada)
LensCrafters, Inc.
Sunglass Hut International, Inc.
Vantios Group (UK)
Wolf Camera & Video

SPORTING GOODS
Gart Sports
JumboSports, Inc.
Mountain Equipment   Co-op (Canada)
Oshman's Sporting Goods, Inc.
West Marine, Inc.

THEME RETAIL
MCA/Universal Studios
MGM Grand, Inc.
Planet Hollywood International

SALES AND MARKETING

     The Company's worldwide sales effort is conducted primarily through a direct sales force located in Phoenix, Arizona and through international operations in Australia, Brazil, Canada, Chile, France, Germany, Mexico, Singapore and the United Kingdom. Internationally, in addition to its direct sales force, the Company leverages its cooperative relationships with sales agents, distributors, and other vendors, including IBM in China, Columbia, India, the Middle East and Scandinavia. Additional relationships with system integrators, other major hardware vendors and the retail systems consulting groups of major accounting firms are also components of the Company's sales and marketing strategy. The Company believes these relationships provide important product endorsements and valuable feedback as well as sales referrals.

     While the sales cycle varies substantially from customer to customer, it typically requires six to nine months from generation of the sales lead to execution of a license agreement. Because of the complexity and technical nature of the Company's systems, consulting and product development employees often participate directly in the sales cycle and educate prospective customers on the advantages of using the Company's solutions.

     The Company's marketing activities are directed at increasing market awareness of the Company's products and services and identifying prospective customers. The execution of major agreements with customers, when agreed to by the customer, are accompanied by press announcements and public relations activities. The Company combines attendance at key trade shows with a limited amount of focused advertising and direct mail campaigns to generate prospects. In addition to these activities, the Company's marketing personnel provide extensive support to the sales organization, including responding to requests for proposals, conducting product demonstrations and determining hardware specifications. The marketing organization is also responsible for corporate communications and development of sales tools and marketing materials. As of December 31, 1997, the Company's sales and marketing organization consisted of 37 sales and marketing personnel in the United States and 36 sales and marketing personnel in the rest of the world.

PRODUCT DEVELOPMENT AND JDA TECHNOLOGY

     The Company has invested and expects to continue to invest substantial resources in research and development. The Company believes that its future performance will depend in large part on its ability to maintain and enhance its current products, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. The Company intends to continue development efforts towards new products, such as its recently released ODBMS product, and enhancements that address emerging requirements for highly adaptable applications utilizing the advantages of client/server technologies across multiple platforms. In addition, the Company continues to devote significant resources to modify its MMS product line to take advantage of recent client/server enhancements to the IBM AS/400 platform.

     The Company's software design philosophy is to develop products with broad, enterprise-wide retailing functionality that is applicable to the majority of retailers' needs. At the same time, the Company's objective is to design products that are easily tailored to the specific work flows and business processes of the individual retailer and are readily adapted to changing conditions, reducing the amount of software modification required.

     The Company has established a design framework, known as the Advanced Retail Architecture ("ARA"), based on the principles of open systems and object-oriented technologies, for developing new products and modules. This architecture is designed to protect the Company's investment in product development, as well as its customers' software investment, from changes in underlying technology and front-end interfaces. The Company believes products designed to ARA specifications can support multiple platforms and accommodate platform changes or new platforms generally without significant modification to the JDA application. The Company's products designed within the ARA framework are ODBMS, Win/DSS and WCC. The Company intends to apply ARA to the development of new products and the enhancement of existing products to the extent feasible. However, the Company's ability to take advantage of the full scope of ARA design objectives is limited by the proprietary nature of the IBM AS/400 and DOS-based platforms upon which MMS and DSS operate.

     As of December 31, 1997, there were 119 employees on the Company's product development staff. The Company's product development expenditures in 1997, 1996 and 1995 were $11.4 million, $6.5 million and $3.5 million, and represented 12%, 14% and 12% of revenues, respectively. The Company currently expects product development expenses in 1998 to be between $18 million and $19 million. The Company's ongoing product development efforts include projects related to shortening the implementation cycle and facilitating the integration of its products.

     The Company's newer software products, ODBMS, Win/DSS, Retail IDEAS and WCC, which are designed for open client/server environments, have all been commercially released within the last 18 months. To date, only a limited number of customers have licensed or implemented the Company's client/server products. The market for these products is new and evolving, and the Company believes that retailers may generally be more cautious than other businesses in adopting client/server technologies. Consequently, it is difficult to assess or predict with any assurance the growth rate, if any, and size of the market for the Company's client/server products, and there can be no assurance that this market will continue to develop. Potential and existing customers may find it difficult, or be unable, to successfully implement the Company's client/server products, or may not purchase such products for a variety of reasons, including: the customer's inability to obtain hardware, software, networking infrastructure, or sufficient internal staff required to implement, operate and maintain an open client/server solution; the generally longer time periods and greater cost required to implement such products as compared to IBM AS/400-based products; and limited implementation experience with such products by the Company's service personnel or third-party implementation providers. Furthermore, the Company must overcome significant obstacles to successfully market its client/server solutions, including limited experience of the Company's sales and consulting personnel in the client/server market and limited existing reference accounts in this market. If the market for the Company's client/server products fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

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

     In addition, the Company strives to achieve compatibility between those products and retailing systems platforms which management believes are, or will become, popular and widely adopted. The Company invests substantial resources in development efforts aimed at achieving such compatibility. Any failure by the Company to anticipate or respond adequately to technology or market developments could result in a loss of competitiveness or revenue.

COMPETITION

     The markets for retail information systems are highly competitive. The Company believes the principal competitive factors in such markets are product quality, reliability, performance and price, vendor and product reputation, retail industry expertise, financial stability, features and functions, ease of use and quality of support. A number of companies offer competitive products addressing certain of the Company's target markets. In the enterprise systems market, the Company competes with in-house systems developed by the Company's targeted customers and with third-party developers such as Intrepid Systems ("Intrepid"), Island Pacific, Radius PLC, Retek (a subsidiary of HNC Software, Inc.), STS Systems and Richter Management Services. In addition, the Company believes that new market entrants may attempt to develop fully integrated enterprise level systems targeting the retail industry. In particular, SAP AG has announced the availability of an integrated client/server enterprise system competitive with the Company's products, and Intrepid has announced the formation of a joint development and marketing relationship with PeopleSoft, Inc., a provider of enterprise applications software, to develop products that are expected to compete directly with ODBMS.

     In the in-store systems market, which is more fragmented than the enterprise market, the Company competes with major hardware original equipment manufacturers such as ICL, NCR, and IBM, as well as software companies such as CRS Business Computers, Datavantage, STS Systems, Trimax and GERS Retail

Systems. In the distribution and warehouse management systems market, the Company's WCC product competes with products from Catalyst International, Inc., EXE and McHugh Freeman. The Retail IDEAS product competes with products from Microstrategy and Intrepid, among other vendors. In the market for consulting services, the Company is pursuing a strategy of forming informal working relationships with leading retail systems integrators such as Andersen Consulting and Ernst & Young LLP, and other similar major systems integrators. These integrators, as well as independent consulting firms such as IBM Global Services Division, also represent potential competition to the Company's consulting services group. Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and other resources than the Company, each of which could provide them with a significant competitive advantage over the Company.

     Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and other resources than the Company, each of which could provide them with a significant competitive advantage over the Company. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition would not have a material adverse effect on the Company's business, operating results and financial condition.

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

     Certain technology used by the Company's products is licensed from third parties, generally on a non-exclusive basis. These licenses generally require the Company to pay royalties and fulfill confidentiality obligations. The Company believes that alternative resources exist for each of the material components of technology licensed by the Company from third parties. However, the termination of any such licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delay in the Company's ability to ship certain of its products while it seeks to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Also, any such delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could result in a material adverse effect on the Company's results of operations. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company's products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms, if at all.

     In the future, the Company may receive notices claiming that it is infringing the proprietary rights of third parties, and there can be no assurance that the Company will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Any such claim could be time consuming, result in costly litigation, cause product shipment delays or force the Company to enter into royalty or license agreements rather than dispute the merits of such claims. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others, or require the Company to cease the marketing or use of certain products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. To the extent the Company desires or is required to obtain licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be made available on terms acceptable to the Company, if at all. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes the software developers may become increasingly subject to infringement claims. Any such claims against the Company, with or without merit, as well as claims initiated by the Company against third parties, could be time consuming and expensive to defend, prosecute or resolve.

EMPLOYEES

     As of December 31, 1997, the Company had 683 employees, of which 386 were located in the United States. The Company has never had a work stoppage and none of its employees are represented by a collective bargaining agreement. The Company believes its relations with its employees are good.

     The Company's future operating results depend in significant part upon the continued service of its key technical and senior management personnel. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will retain its key managerial or technical personnel or that it can attract, assimilate and retain such personnel in the future. The Company has at times experienced, and continues to experience, difficulty recruiting qualified personnel, and there can be no assurance that the Company will not experience such difficulties in the future. The Company actively recruits qualified product development, consulting, sales and marketing personnel. If the Company is unable to hire and retain qualified personnel in the future, such inability could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 2.  PROPERTIES

     The Company's principal corporate offices are located in approximately 56,000 square feet of leased space in Phoenix, Arizona. This facility is also used for certain of the Company's sales, consulting, customer support, and product development functions. The lease extends through March 31, 1999. The Company also leases an office suite and a training facility in Scottsdale, Arizona, and six sales and support offices in major cities across the United States.

     The Company owns approximately 20,000 square feet of office space in the United Kingdom, and leases other international office space in Frankfurt, Paris, Cape Town, Calgary, Toronto, Montreal, Singapore, Melbourne, Sidney, Santiago, and Mexico City. The Company believes that its existing facilities are adequate for its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

     JDA is periodically involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not believe that the disposition of these matters will have a material adverse effect on the Company's financial position or results of operations.

     In May 1996, Niederhoffer and Niederhoffer, Inc. ("Niederhoffer") filed a demand for arbitration asserting a claim against JDA Software Services, Inc., a wholly-owned subsidiary of the Company. Niederhoffer's claims are based upon an agreement between it and JDA Software Services, Inc. dated April 6, 1990. Niederhoffer alleged entitlement to a finder's fee in connection with the purchase of convertible preferred stock in the Company in March 1995 by six investment funds advised by TA Associates, Inc. and its affiliates, and a claim for JDA common stock arising from the related establishment of the Company and reorganization of the Company's wholly-owned subsidiaries pursuant to which JDA common stock was issued to such subsidiaries' stockholders. In the arbitration, Niederhoffer claimed damages of approximately $770,000 and asserted a right to 504,000 shares of JDA's common stock. The Company received notice in June 1997 that the arbitration council awarded Niederhoffer $482,000 in full settlement of all claims and counterclaims submitted in arbitration. Such amount was charged to additional paid-in capital as a cost of the TA investment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     JDA's common stock trades on the Nasdaq Stock Market ("NASDAQ") under the symbol "JDAS." The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock for the two most recent fiscal years as reported on NASDAQ.

                      YEAR ENDED 1997                         HIGH    LOW
                      ---------------                         ----    ---
1st Quarter.................................................  $30 5/8 $19
2nd Quarter.................................................   34 5/8  17 1/4
3rd Quarter.................................................   38 3/4  28 3/4
4th Quarter.................................................   45 7/8  28 5/8

                      YEAR ENDED 1996                         HIGH    LOW
                      ---------------                         ----    ---
1st Quarter (from March 15, 1996)...........................  $13 1/4 $11 1/4
2nd Quarter.................................................   26      11 1/4
3rd Quarter.................................................   29      14 1/4
4th Quarter.................................................   39 3/8  26 1/2

     On March 20, 1998, the closing sale price for JDA's common stock was $46 3/16 per share. On this date, there were 106 holders of record of JDA's common stock. This figure does not reflect approximately 3,300 beneficial stockholders whose shares are held in nominee names. JDA presently intends to retain future earnings to finance the growth and development of the business, and as such, does not anticipate paying cash dividends on its common stock in the foreseeable future. Certain of JDA's predecessor companies did, however, pay dividends to their S Corporation stockholders. See Note 2 of Notes to Consolidated Financial Statements.

     Since JDA's initial public offering on March 15, 1996, the market price of its common stock has experienced large fluctuations and may continue to be volatile in the future. Factors such as future announcements concerning the Company or its competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of JDA's common stock to fluctuate substantially. Further, the stock market has from time to time experienced extreme price and volume fluctuations which have affected the market price for many high technology companies and which, on occasion, have been unrelated to the operating performance of those companies. These fluctuations, as well as the general economic, market and political conditions both domestically and internationally, including recessions or military conflicts, may materially and adversely affect the market price of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with JDA's consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected consolidated financial data presented below under the captions "Statement of Income Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1997, are derived from the consolidated financial statements of JDA Software Group, Inc. The consolidated financial statements as of December 31, 1997 and 1996, and for each of the years in the three-year period ended December 31, 1997, and the independent auditors' report thereon, are included elsewhere herein.

STATEMENT OF INCOME DATA:

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            1997       1996       1995       1994       1993
                                           -------    -------    -------    -------    -------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues:
  Software licenses......................  $42,041    $24,296    $15,253    $12,221    $ 9,620
  Consulting, maintenance and other
     services............................   49,730     23,544     14,831     11,608     10,701
                                           -------    -------    -------    -------    -------
     Total revenues......................   91,771     47,840     30,084     23,829     20,321
                                           -------    -------    -------    -------    -------
Cost of revenues:
  Software licenses......................    1,145        438        159         57        305
  Consulting, maintenance and other
     services............................   37,727     16,416      9,781      6,870      6,780
                                           -------    -------    -------    -------    -------
     Total cost of revenues..............   38,872     16,854      9,940      6,927      7,085
                                           -------    -------    -------    -------    -------
Gross profit.............................   52,899     30,986     20,144     16,902     13,236
                                           -------    -------    -------    -------    -------
Operating expenses
  Product development....................   11,364      6,478      3,512      1,923      1,345
  Sales and marketing....................   12,633      7,242      5,199      3,228      2,404
  General and administrative.............    9,532      4,989      3,929      2,529      2,466
  Tax related compensation to S
     Corporation Stockholders(1).........       --         --         --         --      7,422
                                           -------    -------    -------    -------    -------
     Total operating expenses............   33,529     18,709     12,640      7,680     13,637
                                           -------    -------    -------    -------    -------
Income (loss) from operations............   19,370     12,277      7,504      9,222       (401)
Other income (expense) -- net............    1,407        519       (434)      (221)      (172)
                                           -------    -------    -------    -------    -------
Income (loss) before income taxes........   20,777     12,796      7,070      9,001       (573)
Provision for income taxes(1)............    8,311      5,116      1,497        500        865
                                           -------    -------    -------    -------    -------
Net income (loss)(1).....................  $12,466    $ 7,680    $ 5,573    $ 8,501    $(1,438)
                                           =======    =======    =======    =======    =======
Basic earnings per share.................  $  0.95    $  0.64
                                           =======    =======
Diluted earnings per share...............  $  0.95    $  0.64
                                           =======    =======

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            1997       1996       1995       1994       1993
                                           -------    -------    -------    -------    -------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
PRO FORMA STATEMENT OF INCOME DATA(2):
  Pro forma net income...................                        $ 4,401    $ 5,564    $ 4,313
                                                                 =======    =======    =======
  Pro forma basic and diluted earnings
     per share...........................                        $  0.42    $  0.49    $  0.38
                                                                 =======    =======    =======
  Shares used to compute basic earnings
     per share...........................   13,078     12,010
                                           =======    =======
  Shares used to compute diluted earnings
     per share...........................   13,109     12,010
                                           =======    =======
  Shares used to compute pro forma basic
     and diluted earnings per share(3)...                         10,952     11,250     11,250
                                                                 =======    =======    =======

BALANCE SHEET DATA:

                                                              DECEMBER 31,
                                           ---------------------------------------------------
                                            1997       1996        1995       1994       1993
                                           -------    -------    --------    -------    ------
                                                             (IN THOUSANDS)
Cash and cash equivalents................  $27,304    $30,986    $    498    $ 2,913    $  216
Working capital..........................   48,384     39,832         607      7,232     2,088
Total assets.............................   83,202     59,056      27,795     11,557     6,854
Long-term liabilities....................      267        620         309      2,607     2,513
Redeemable convertible preferred stock...       --         --      15,000         --        --
Stockholders' equity (deficit)...........   67,910     48,661     (12,292)     6,228       864

---------------
(1) Prior to March 30, 1995, certain of JDA's predecessor companies elected S Corporation status, and as a result, the historical statement of income data does not include a provision for U.S. federal income taxes for periods prior to March 30, 1995. In addition, through 1993, these same companies charged to expense compensation paid to their founding stockholders in lieu Corporation dividends, in order to reduce state income tax liability. See
    Note 2 of Notes to Consolidated Financial Statements.

(2) Pro forma net income includes a pro forma provision for income taxes at statutory rates and for 1993, excludes tax related compensation.

(3) Pro forma basic and diluted earnings per share includes common and equivalent shares outstanding subsequent to the Company's reorganization. See Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     JDA Software Group, Inc. ("JDA" or the "Company") is a leading international provider of integrated enterprise-wide software products and services that address mission-critical management information needs of the retail supply chain. The Company's products include: merchandising, financial and decision support systems at the corporate level; point-of-sale, back office and distributed processing applications at the store level; and warehouse management and logistics systems at the distribution level. JDA also offers a wide range of professional services through its consulting and customer support organizations, including: project management, system planning, design and implementation, custom modifications, training and support services.

     In 1986, the Company introduced MMS, its first enterprise retail information solution, based on the IBM AS/400 platform. The Company's development efforts through 1993 were focused exclusively on enhancements, revisions and upgrades to MMS, which is currently in its fourth generation release. In 1994, the Company acquired DSS, an in-store system, from JDA Software Services Ltd. ("JDA Canada"), a then unaffiliated Canadian company. Since 1994, the Company has significantly increased its product development expenditures to develop products for open platforms. As a result of these efforts, the Company commercially released ODBMS, an open client/server enterprise system, in September 1996, and Win/DSS, a Windows based in-store system, in January 1997. The Company also released Retail IDEAS, a data warehouse system, in January 1997 and acquired WCC, a client/server warehouse automation and management system, in connection with the acquisition of LIOCS Corporation ("LIOCS") in April 1997.

     JDA has historically derived the majority of its revenues from software licenses and consulting, maintenance and other services relating to MMS. Total revenues from the MMS product line represented 56% of the Company's total revenues during 1997, as compared with 80% and 91% in 1996 and 1995, respectively. Although the Company expects MMS revenues to continue to represent a significant portion of total revenues for the foreseeable future, MMS revenues as a percentage of total revenues may continue to decline as a result of the increased revenues attributable to the Company's newer product lines, particularly ODBMS and Win/DSS.

     Software license revenues and consulting, maintenance and other services revenues represented 46% and 54%, respectively, of JDA's total revenues during 1997, as compared with 51% and 49%, respectively, in both 1996 and 1995. Consulting, maintenance and other services revenues are derived from a range of services, including system design and implementation and, to a lesser extent, software maintenance and support, and training. During the past two years, the Company has accelerated the growth of its services organization in anticipation of an increased mix of consulting, maintenance and other services revenues in both domestic and international markets, and continued market acceptance of its newer client/server product lines, which require longer implementation cycles. The Company believes its ability to offer a wide range of professional services provides it with a competitive advantage as well as additional revenue streams. Consulting, maintenance and other services revenues are generally more predictable and generate significantly lower gross margins than software revenues. In addition, consulting, maintenance and other services costs tend to be higher during periods of rapid expansion, particularly with the opening of new international offices where initial recruiting costs, training and other start-up expenses must be incurred in advance of anticipated revenues, and as a result of the reduced labor efficiencies associated with the introduction of products to a new customer base.

     The Company has pursued a strategy of addressing international markets by developing localized versions of its products and establishing international subsidiaries with direct sales and consulting capabilities. International revenues, which include revenues from international subsidiaries and export sales, represented 55%, 43% and 39% of total revenues in 1997, 1996 and 1995, respectively. Consulting, maintenance and other services in support of international software licenses typically have lower gross margins than those achieved domestically due to generally lower prevailing billing rates and/or higher costs in certain of the Company's international markets. Therefore, significant growth in the Company's international operations may result in further declines in gross margins on consulting, maintenance and other services.

     The Asia/Pacific region encountered unstable local economies and significant devaluation in its currencies during the last six months of 1997 and continuing into 1998. The economic situation in the region has resulted in slower payment of outstanding receivable balances and various requests for extended or modified payment terms. This region represented less than 10% of the Company's 1997 revenues and less than 2% of income from operations. Asia/Pacific receivables, net of reserves, were approximately 10% of the Company's total net receivables at December 31, 1997. To the extent the Asia/Pacific region grows in importance to the Company, or that the factors affecting the region begin to adversely affect retailers in other geographic locations, the Company's business, operating results and financial condition could be adversely affected.

     To the extent the Company's international operations expand, the Company expects that an increasing portion of its international license and consulting, maintenance and other services revenues will be denominated in foreign currencies, subjecting the Company to fluctuations in foreign currency exchange rates. Historically, the Company's operations have not been materially adversely affected by fluctuations in foreign currency exchange rates, and the Company has not engaged in foreign currency hedging transactions. However, as the Company continues to expand its international operations, exposures to gains and losses on foreign currency transactions may increase. The Company may choose to limit such exposure by entering into forward foreign exchange contracts or engaging in similar hedging strategies. There can be no assurance that any currency exchange strategy would be successful in avoiding exchange-related losses. In addition, revenues of the Company earned in various countries where the Company does business may be subject to taxation by more than one jurisdiction, thereby adversely affecting the Company's earnings.

     Prior to 1998, the Company recognized revenue in accordance with the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 91-1, Software Revenue Recognition ("SOP 91-1"). Under SOP 91-1, software license revenue is recognized upon the shipment of the product if collection is probable and the Company's remaining obligations under the license agreement are insignificant. Consulting services are generally billed on an hourly basis and revenues are recognized as the work is performed. Maintenance revenues from ongoing customer support are billed on a monthly basis and recorded as revenue in the applicable month. The AICPA has recently adopted Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2"), that supersedes SOP 91-1 and becomes effective for fiscal years beginning after December 15, 1997. Although the Company does not believe that SOP 97-2 will have a significant impact on its financial statements, there can be no assurance that application and subsequent interpretations of this pronouncement by the Company's independent auditors or the Securities Exchange Commission will not modify the Company's revenue recognition policies, or that such modifications would not have a material adverse effect on the operating results reported in any particular quarter. There can be no assurance that the Company will not be required to adopt changes in its licensing or services practices to conform to SOP 97-2, or that such changes, will not result in delays or cancellations of potential sales of the Company's products.

RESULTS OF OPERATIONS

     The following table sets forth certain selected financial information expressed as a percentage of total revenues for the periods indicated and certain gross margin data expressed as a percentage of software licenses or consulting, maintenance and other services revenues, as appropriate:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1997    1996    1995
                                                              ----    ----    ----
Revenues:
  Software licenses.........................................   46%     51%     51%
  Consulting, maintenance and other services................   54      49      49
                                                              ---     ---     ---
     Total revenues.........................................  100     100     100
                                                              ---     ---     ---
Cost of revenues:
  Software licenses.........................................    1       1       1
  Consulting, maintenance and other services................   41      34      32
                                                              ---     ---     ---
     Total cost of revenues.................................   42      35      33
                                                              ---     ---     ---
Gross profit................................................   58      65      67
                                                              ---     ---     ---
Operating expenses:
  Product development.......................................   12      14      12
  Sales and marketing.......................................   14      15      17
  General and administrative................................   11      10      13
                                                              ---     ---     ---
     Total operating expenses...............................   37      39      42
                                                              ---     ---     ---
Income from operations......................................   21      26      25
Other income (expense) -- net...............................    2       1      (1)
                                                              ---     ---     ---
Income before income taxes..................................   23      27      24
Provision for income taxes..................................    9      11       5
                                                              ---     ---     ---
Net income..................................................   14%     16%     19%
                                                              ===     ===     ===
Pro Forma Statement of Income Data:
Historical net income.......................................                   19%
Pro forma adjustment to adjust income tax provision.........                   (4)
                                                                              ---
Pro forma net income........................................                   15%
                                                                              ===
Gross margin on software licenses...........................   97%     98%     99%
Gross margin on consulting, maintenance and other
  services..................................................   24%     30%     34%

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Revenues

     Total revenues for 1997 were $91.8 million, an increase of 92% over the $47.8 million reported in 1996. Revenues consist of software licenses and consulting, maintenance and other services, which represented 46% and 54%, respectively, of total revenues during 1997, and 51% and 49%, respectively in 1996.

     Software Licenses. Software license revenues for 1997 were $42.0 million, an increase of 73% over the $24.3 million reported in 1996. Domestic and international software license revenues for 1997 increased 44% and 101%, respectively, over 1996. These increases resulted primarily from the Company's expanded sales and marketing efforts worldwide, the incremental sales of the Company's newer product lines such as ODBMS, Win/DSS and Retail IDEAS over the prior year, and an increase in average transaction size.

     Consulting, Maintenance and Other Services. Consulting, maintenance and other services revenues for 1997 were $49.7 million, an increase of 111% over the $23.5 million reported in 1996. This increase results from increased software license sales and the introduction of client/server products that require longer installation cycles. Although domestic consulting, maintenance and other services revenues increased 62% between the comparable years, nearly two-thirds of this revenue growth occurred in the Company's international markets where the comparative increase was 197%.

     Cost of Revenues

     Cost of software licenses was $1.1 million and $438,000 in 1997 and 1996, respectively, representing 3% and 2% of software license revenues in the respective periods. Consulting, maintenance and other services costs for 1997 were $37.7 million, an increase of 130% over the $16.4 million reported in 1996. The Company has expanded its consulting and customer support organizations as a result, and in anticipation of, increased sales of new software licenses and increased demand from the existing client base for additional support and professional services. The Company increased the number of personnel in its consulting, maintenance and other services organization by 98% during 1997, and as of December 31, 1997 the Company had 430 employees involved in these functions. The Company anticipates that the dollar amount of consulting, maintenance and other services will continue to increase as the Company expands its operations.

     Gross Profit

     Gross profit for 1997 was $52.9 million, an increase of 71% over the $31.0 million reported in 1996. Gross profit as a percentage of total revenue decreased from 65% in 1996 to 58% in 1997. This decrease was primarily attributable to an increase in consulting, maintenance and other services revenues as a percentage of total revenues in 1997. In addition, the Company's gross margin on consulting, maintenance and other services revenues decreased from 30% in 1996 to 24% in 1997 as a result of the rapid expansion of the consulting infrastructure, including high front-end recruiting, training and downtime costs associated with the hiring of 213 consultants during 1997. Consulting, maintenance and other services margins were also reduced by the higher costs associated with the Company's use of up to 65 outside contractors in the United Kingdom during the second half of 1997 to service the increased demand for installation work in that market. The Company's objective is to improve its consulting, maintenance and other services margins during 1998 by gradually replacing these contractors with full-time staff and improving utilization rates and economies of scale, particularly with respect to the installation of the ODBMS client/server product. There can be no assurance that the Company will successfully improve consulting, maintenance and other services margins, and such margins could be materially, adversely affected if revenues were to fall short of expectations, or if other factors were to significantly affect the utilization rates of the service personnel. The Company currently anticipates that consulting, maintenance and other services revenues as a percentage of total revenues will increase in 1998 compared to 1997, and accordingly, that overall gross profit as a percentage of total revenues will be reduced as a result of the significantly lower gross margins associated with consulting, maintenance and other services as compared to software licenses.

     Operating Expenses

     Product Development. Product development expenses for 1997 were $11.4 million, an increase of 75% over the $6.5 million reported in 1996. Product development expenses as a percentage of total revenues decreased from 14% in 1996 to 12% in 1997. The increase in absolute dollars resulted from increases in the Company's product development staff to continue development efforts on ODBMS, Win/DSS, Retail IDEAS, and WCC, and to make further enhancements to the MMS product line. The Company believes that a strong commitment to product development will be required in order to remain competitive. JDA has identified certain functions and design features in connection with early installations of ODBMS that it plans to add to the base code in order to shorten the deployment cycle and increase customer satisfaction. The Company currently expects product development expenses in 1998 to be between $18.0 million and $19.0 million as it incorporates these features into the ODBMS product and adds similar improvements to Win/DSS and other product lines. The Company believes its current process for developing software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

     Sales and Marketing. Sales and marketing expenses for 1997 were $12.6 million, an increase of 74% over the $7.2 million reported in 1996. Sales and marketing expenses as a percentage of total revenues decreased from 15% in 1996 to 14% in 1997. The increase in absolute dollars results from the Company's increased sales and marketing presence in both domestic and international markets. The Company increased its sales and marketing staff from 49 at December 31, 1996 to 73 at December 31, 1997. The Company anticipates that sales and marketing expenses may continue to increase in dollar amount as the Company expands its operations.

     General and Administrative. General and administrative expenses for 1997 were $9.5 million, an increase of 91% over the $5.0 million reported in 1996. General and administrative expenses as a percentage of total revenues were 11% and 10% in 1997 and 1996, respectively. The increase in absolute dollars results from the addition of administrative personnel to support the Company's domestic and international growth and from a $2.0 million increase in the allowance for doubtful accounts during 1997, including $1.0 million in specific reserves for receivables originating in the Asia/Pacific region. The Company anticipates that general and administrative expenses may continue to increase in dollar amount as the Company expands its operations.

     Provision for Income Taxes

     The Company's effective income tax rate was 40% for both 1997 and 1996. This rate reflects statutory federal, state and foreign tax rates, partially offset by a reduction for research and development expense tax credits.

  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Revenues

     Total revenues for 1996 were $47.8 million, an increase of 59% over the $30.1 million in 1995. The increase in total revenues was primarily due to increases in software licenses resulting from expanded sales and marketing efforts both domestically and internationally, combined with increases in consulting, maintenance and other services from associated implementations. To a lesser extent, the increase in total revenues in 1996 was also the result of the software license revenues generated by the Company's commercial release of its ODBMS software in September 1996 and revenues generated by JDA Canada which was acquired by the Company in August 1996.

     International revenues comprised 43% and 39% of total revenues in 1996 and 1995, respectively. This increase in international revenues as a percentage of total revenues was primarily attributable to increased revenues in Latin America, the Pacific Rim and Europe resulting from the Company's expanded sales and marketing efforts in those markets, including efforts in new geographic locations within those markets. The increase in international revenues in 1996 was also the result of the acquisition of JDA Canada in August 1996 and the related increase in revenues in Canada.

     Software Licenses. Software license revenues increased 59% to $24.3 million in 1996 from $15.3 million in 1995. The increase was primarily attributable to the expansion of the Company's sales and marketing efforts in all markets and, to a lesser extent, to the commercial release of ODBMS in September 1996 and the acquisition of JDA Canada in August 1996.

     Consulting Maintenance and Other Services. Consulting, maintenance and other services revenues increased 59% to $23.5 million in 1996 from $14.8 million in 1995. The increase was primarily attributable to increased software license revenues and associated implementations both domestically and internationally.

     Cost of Revenues

     Cost of software licenses was $438,000 and $159,000 in 1996 and 1995, respectively, representing 2% and 1% of software license revenues in the respective periods. Cost of consulting, maintenance and other services was $16.4 million and $9.8 million, representing 70% and 66% of consulting, maintenance and other services revenues, in 1996 and 1995, respectively. The increase in these costs as a percentage of consulting, maintenance and other services revenues was primarily due to the increased percentage of consulting, maintenance and other service revenues attributable to international installations, which typically generate lower gross margins than those achieved domestically due to generally lower prevailing billing rates in certain of the Company's international markets.

     Gross Profit

     Gross profit for 1996 was $31.0 million, an increase of 54% over the $20.1 million reported in 1995. Gross profit as a percentage of total revenues decreased from 67% in 1995 to 65% in 1996. This decrease resulted primarily from the higher mix of international consulting, maintenance and other services revenues, which typically have lower gross margins than those achieved domestically.

     Operating Expenses

     Product Development. Product development expenses increased by 84% from $3.5 million in 1995 to $6.5 million in 1996, representing 14% and 12%, respectively, of total revenues in those periods. Increased product development expenses were primarily a result of an increase in the number of product development personnel from 48 at December 31, 1995 to 90 at December 31, 1996. Significant product development efforts in 1995 included the continued development and initial beta release of ODBMS, continued enhancements to MMS and initial development of Win/DSS. Significant product development efforts in 1996 included the continued development of ODBMS and Win/DSS and continued enhancements to MMS.

     Sales and Marketing. Sales and marketing expenses increased 39% to $7.2 million in 1996 from $5.2 million in 1995, representing 15% and 17% of total revenues in those respective periods. Sales and marketing expenses increased in absolute dollars in 1996 due to continued additions to sales and marketing personnel and related expenses, but decreased as a percentage of total revenues due to the significant increase in total revenues.

     General and Administrative. General and administrative expenses increased by 27% to $5.0 million in 1996 from $3.9 million in 1995, representing 10% and 13% of total revenues in those periods, respectively. The increase in absolute dollars of general and administrative expenses in 1996 was primarily due to the continued addition of personnel and increased legal and accounting expenses.

     Provision for Income Taxes

     The Company's effective income tax rate was 40% in 1996. The effective rate reflects statutory federal, state and foreign tax rates, partially offset by a reduction for research and development expense tax credits. Prior to March 30, 1995, certain of JDA's predecessor companies elected S Corporation status. As a result, the Company's statement of income for the first quarter of 1995 does not contain a provision for federal income taxes. The 1995 Consolidated Statement of Income reflects a pro forma adjustment for federal income taxes and an effective rate of 38%.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily through cash generated from operations and public sales of equity securities and, to a lesser extent, borrowings under its bank line of credit. The Company had working capital of $48.4 million at December 31, 1997 compared with $39.8 million at December 31, 1996. Cash and cash equivalents at December 31, 1997 were $27.3 million, a decrease of $3.7 million from the $31.0 million reported at December 31, 1996.

     Operating activities provided cash of $2.1 million, $6.1 million, and $5.5 million in 1997, 1996, and 1995, respectively. Cash provided by operating activities decreased in 1997 primarily due to a $17.3 million increase in accounts receivable, partially offset by a $4.8 million increase in net income. The Company had net accounts receivable of $32.4 million at December 31, 1997 which represented 99 days of sales outstanding ("DSOs"). DSOs have historically been higher in the second and third quarters of each fiscal year, as a result, the Company believes, of the seasonal cash flow requirements of its retail customers. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including seasonality, shifts in customer buying patterns, the underlying mix of products and services, and the geographic concentration of revenues.

     Investing activities utilized cash of $12.4 million during 1997, provided cash of $8.6 million in 1996, and utilized cash of $16.1 million in 1995. The 1997 activity includes $10.8 million in capital expenditures to support the Company's growth and an initial payment of $1.6 million for the purchase of LIOCS. The 1996 activity includes the redemption of $14.6 million in restricted short-term investments acquired during 1995 and capital expenditures of $6.2 million.

     Financing activities provided cash of $7.4 million, $15.4 million, and $8.2 million during 1997, 1996, and 1995, respectively. The 1997 activity includes $8.0 million in proceeds from the issuance of stock and related tax benefits. The 1996 activity includes the issuance of 2,182,866 shares of the Company's common stock for $25.3 million in an initial public offering on March 20, 1996, the net proceeds of which were offset by the repayment of stockholder notes and the redemption of preferred stock; and the issuance of 600,000 shares of common stock by the Company for $15.5 million in a secondary offering on November 26, 1996.

     Changes in the currency exchange rates of the Company's foreign operations had the effect of reducing cash by $743,000 in 1997. The Company did not enter into any foreign exchange contracts or engage in similar hedging strategies during 1997.

     The Company may in the future pursue additional acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand the Company's business. Any material acquisition or joint venture could result in a decrease to the Company's working capital depending on the amount, timing and nature of the consideration to be paid.

     The Company maintains a $5.0 million line of credit with a commercial bank. The line of credit is collateralized by property and equipment, receivables, and intangibles; accrues interest at the bank's reference rate, which approximates prime; and requires the Company to maintain certain current ratios and tangible net worth. The line of credit matures on July 1, 1998, and the Company intends to seek renewal at that time. There were no amounts outstanding on the line of credit at December 31, 1997.

     The Company believes that its cash and cash equivalents, available borrowings under the bank line of credit and funds generated from operations will provide adequate liquidity to meet the Company's normal operating requirements for at least the next twelve months. However, any material acquisitions of complementary businesses, products or technologies could require the Company to obtain additional equity or debt financing. There can be no assurance that such financing will be available on acceptable terms, if at all.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies in a very wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Significant uncertainty exists in the software and other industries concerning the scope and magnitude of problems associated with the century change. The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures and has established a project team to assess Year 2000 risks. The project team will coordinate the identification and implementation of changes to computer hardware and software applications that will ensure availability and integrity of the Company's financial systems and the reliability of its operational systems. The Company is also assessing the potential overall impact of the impending century change on the Company's business, operating results and financial condition.

     Based on the Company's assessment to date, the Company believes its current versions of its software products and services are "Year 2000 compliant;" that is, they are capable of adequately distinguishing 21st century dates from 20th century dates. However, the Company believes some of the Company's customers are running earlier versions of the Company's software products that are not Year 2000 compliant, and the Company has been encouraging such customers to migrate to current product versions. Moreover, the Company's products are generally integrated into enterprise systems involving complicated software products developed by other vendors. The Company may in the future be subject to claims based on Year 2000 problems in others' products, custom modifications made by third parties to the Company's products, or issues arising from the integration of multiple products within an overall system. Although the Company has not been a party to any litigation or arbitration proceeding to date involving its products or services and related to Year 2000 compliance issues, there can be no assurance that the Company will not in the future be required to defend its products or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, and any liability of the Company for Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company is currently reviewing its internal management information and other systems in order to identify and modify those products, services or systems that are not Year 2000 compliant. The total cost of these Year 2000 compliance activities has not been, and is not anticipated to be, material to the Company's financial condition or its operating results. These costs and the timing in which the Company plans to complete its Year 2000 modification and testing processes are based on management's best estimates. However, there can be no assurance that the Company will timely identify and remediate all significant Year 2000 problems, that remedial efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, operating results and financial condition.

     The Company also faces risk to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not comply with Year 2000 requirements. In the event any such third parties cannot timely provide the Company with products, services or systems that meet the Year 2000 requirements on a timely basis, or in the event Year 2000 issues prevent such third parties from timely delivery of products or services required by the Company, the Company's operating results could be materially adversely affected. Also, no assurance can be given that Year 2000 problems within the Company's prospective customer base of retail organizations will not result in the deferral or cancellation of such organizations' decisions to license and implement information systems such as those offered by the Company. To the extent Year 2000 issues cause significant delays in, or cancellation of, decisions to purchase the Company's products or services, the Company's business, operating results and financial condition would be materially adversely affected.

CERTAIN RISKS

     Variability in Quarterly Operating Results. The Company's quarterly operating results have varied and are expected to continue to vary in the future. These fluctuations may be caused by many factors, including: demand for the Company's products and services; the size and timing of individual sales; the lengthening of the Company's sales cycle; competitive pricing pressures; customer order deferrals in anticipation of new products; changes in the mix of products and services sold; the timing of introductions and enhancements of products by the Company or its competitors; market acceptance of new products; technological changes in platforms supporting the Company's products; changes in the Company's operating expenses; changes in the mix of domestic and international revenues; the Company's ability to complete fixed-price consulting contracts within budget; personnel changes; foreign currency exchange rate fluctuations; expansion of international operations; changes in the Company's strategies; and general industry and economic conditions. The Company's business has experienced, and is expected to continue to experience, some degree of seasonality due in large part to its retail customers' buying cycles. Specifically, software license revenues have been higher in the fourth quarter of each fiscal year. Further, the gross margin on software licenses is significantly greater than the gross margin on consulting, maintenance and other services. As a result, the Company's gross margin has fluctuated from quarter to quarter and, management expects, may continue to fluctuate significantly based on revenue mix and seasonality.

     The Company's software products typically ship when contracts are signed. Consequently, license backlog at the beginning of any quarter has represented only a small portion of that quarter's expected revenues. As a result, software license revenues in any quarter are difficult to forecast because such revenues are substantially dependent on agreements executed and the related shipment of software in that quarter. Moreover, the Company typically recognizes a substantial amount of its revenues in the last weeks or days of the quarter. The Company generally derives a significant portion of its quarterly software license revenues from a small number of relatively large sales. The timing of large individual sales is difficult to predict, and in some cases, large individual sales have occurred in quarters subsequent to those originally anticipated by the Company. The Company anticipates that the foregoing trends will continue. Any significant cancellation or deferral of customer orders, or the Company's inability to conclude license negotiations in the compressed time frame at the end of a fiscal quarter may have a material adverse effect on its operating results reported in any particular quarter.

     Further, the Company's expense levels are based on its expectations of future revenues. Since sales of software licenses are typically accompanied by a significant amount of consulting, implementation and support services, the Company's consulting and support resources must be managed to meet anticipated license revenues. As a result, service personnel are generally hired and trained in advance of anticipated license revenues. If revenues were to fall short of expectations, or if other factors were to significantly affect the utilization rates of service personnel, the operating results reported in any particular quarter are likely to be adversely affected because a significant portion of the Company's expenses are not variable in the short-term, and cannot be quickly reduced to respond to any unexpected revenue shortfall.

     Prior to 1998, the Company recognized revenue in accordance with the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 91-1, Software Revenue Recognition ("SOP 91-1"). The AICPA has recently adopted Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2"), that supersedes SOP 91-1 and becomes effective for fiscal years beginning after December 15, 1997. Although the Company does not believe that SOP 97-2 will have a significant impact on its financial statements, there can be no assurance that application and subsequent interpretations of this pronouncement by the Company's independent auditors or the Securities Exchange Commission will not modify the Company's revenue recognition policies, or that such modifications would not have a material adverse effect on the operating results reported in any particular quarter. There can be no assurance that the Company will not be required to adopt changes in its licensing or services practices to conform to SOP 97-2, or that such changes, if adopted, would not result in delays or cancellations of potential sales of the Company's products.

     Based on all of the foregoing, the Company believes that future revenues, expenses and operating results are likely to vary significantly from quarter to quarter. As a result, quarter to quarter comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, the Company believes it is likely that in some future quarter the Company's operating results may be below the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail, or are perceived to prevail, with respect to the Company's business, or generally, the market price of the Company's common stock would likely be materially adversely affected.

     Dependence on Retail Industry. The Company has derived substantially all of its revenues to date from the license of software products and related services to the retail industry, and its future growth is critically dependent on increased sales to the retail industry. The success of the Company's customers is intrinsically linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, the Company believes the license of its software products is relatively discretionary and generally involves a significant commitment of capital, which is often accompanied by large-scale hardware purchases or commitments. As a result, although the Company believes its products can assist retailers in a competitive environment, demand for the Company's products and services could be adversely affected by instability or downturns in the retail industry which may cause customers to exit the industry or delay, cancel or reduce any planned expenditures for information management systems and software products. The Company also believes that the retail industry is experiencing a period of increased consolidation, which has in the past and may in the future affect the demand for the Company's products. There can be no assurance that the Company will be able to continue its revenue growth or sustain its profitability on a quarterly or annual basis or that its results of operations will not be adversely affected by future downturns in the retail industry. Any resulting decline in demand for the Company's products and services would have a material adverse effect on the Company's business, operating results and financial condition.

     Management of Growth. The Company's business has grown rapidly in recent years, with revenues increasing from $30.0 million in 1995 to $47.8 million in 1996 to $91.8 million in 1997. The Company's recent expansion has resulted in substantial growth in the number of its employees, the scope of its operating systems and the geographic distribution of its operations and customers. This recent rapid growth has placed, and if continued will continue to place, a significant strain on the Company's management and operations. The Company's ability to compete effectively and to manage future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information systems on a timely basis, to expand, train, motivate and manage its work force, in particular its direct sales force and consulting services organization, and to deal effectively with third-party systems integrators and consultants. Several of the Company's executive management personnel have only recently joined the Company. In addition, Brent W. Lippman has only recently assumed the role of Chief Executive Officer. The Company's future growth and success depends in significant part upon the ability of the Company's executive management team to effectively manage the expansion of the Company's operations. There can be no assurance that the Company will be able to manage its recent or any future growth, and any failure to do so would have a material adverse effect on the Company's business, operating results and financial condition.

     The Company anticipates that continued growth, if any, will require it to recruit and hire a substantial number of new employees, including consulting and product development personnel, both domestically and abroad. The Company's ability to undertake new projects and increase revenues is substantially dependent on the availability of consulting personnel to assist in the design, planning and implementation of the Company's solutions. Consequently, the Company will not be able to continue to increase its business at historical rates without adding significant numbers of trained consulting personnel. Moreover, in the event the Company is unable to sufficiently increase its consulting capacity, the Company may be required to forego licensing opportunities or become increasingly dependent on systems integrators and professional consulting firms to provide implementation services for its products. Therefore, in anticipation of increasing its business the Company continues to significantly increase its consulting capacity. However, to the extent anticipated revenues fail to materialize following the hiring and training of new personnel, the Company's operating results would be adversely affected. The addition of significant numbers of new personnel requires the Company to incur significant start-up expenses, including procurement of office space and equipment, initial training costs and low utilization rates of new personnel. Such start-up expenses have in the past contributed, and may in the future contribute, to significant reductions in gross margin on consulting, maintenance and other services revenues and on overall gross margin. There can be no assurance that start-up expenses incurred in connection with the hiring of additional technical personnel would not result in a material adverse impact on the Company's future operating results.

     Ability to Attract and Retain Technical Personnel. The Company is heavily dependent upon its ability to attract, retain and motivate skilled technical and managerial personnel, especially highly skilled engineers involved in ongoing product development and consulting personnel who assist in the design, planning and implementation of the Company's solutions. In particular, the Company's ability to install, maintain and enhance its products is substantially dependent upon its ability to locate, hire, train and retain qualified software engineers. The market for such individuals is intensely competitive, particularly in international markets. In this regard, as part of its strategy, the Company plans to significantly increase the number of consulting personnel in connection with the continuing roll-out of its client/server products and to support further development and implementation of MMS. Given the critical roles of the Company's product development and consulting staffs, the inability to recruit successfully or the loss of a significant part of its product development or consulting staffs would have a material adverse effect on the Company. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company will be able to retain its current personnel, or that it will be able to attract and retain other highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect upon the Company's business, operating results and financial condition.

     Limited Deployment of and Uncertain Market for New Software Products. The Company's newer software products, ODBMS, Win/DSS, Retail IDEAS and WCC, which are designed for open client/server environments, have all been commercially released within the last 18 months. To date, only a limited number of customers have licensed or implemented the Company's client/server products. The market for these products is new and evolving, and the Company believes that retailers may generally be more cautious than other businesses in adopting client/server technologies. Consequently, it is difficult to assess or predict with any assurance the growth rate, if any, and size of the market for the Company's client/server products and there can be no assurance that this market will continue to develop. Potential and existing customers may find it difficult, or be unable, to successfully implement the Company's client/server products, or may not purchase such products for a variety of reasons, including: the customer's inability to obtain hardware, software, networking infrastructure, or sufficient internal staff required to implement, operate and maintain an open client/server solution; the generally longer time periods and greater cost required to implement such products as compared to IBM AS/400-based products; and limited implementation experience with such products by the Company's service personnel or third-party implementation providers. Furthermore, the Company must overcome significant obstacles to successfully market its client/server solutions, including limited experience of the Company's sales and consulting personnel in the client/server market and limited existing reference accounts in this market. If the market for the Company's client/server products fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

     Product Concentration. The Company has historically derived the majority of its revenues from software licenses and consulting, maintenance and other services related to MMS. MMS revenues are in part dependent on continued vitality of and support by IBM of its AS/400 platform. Although the Company expects MMS revenues to continue to represent a significant portion of total revenues for the foreseeable future, MMS revenues as a percentage of total revenues may continue to decline as a result of the increased revenues attributable to the Company's newer software products, particularly ODBMS and Win/DSS. The life cycle of the MMS product line is difficult to estimate due largely to the potential effect of new products, applications and product enhancements, including those introduced by the Company, changes in the retail industry and future competition. Any decline in MMS revenues, as a result of competition, technological change, a decline in the market for or support of the IBM AS/400 platform, or other factors, to the extent not offset by increases in revenues from other products, would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that prospective purchasers of the Company's IBM AS/400 based products will respond favorably to the Company's future or enhanced software products or that the Company will continue to be successful in selling its software products or services in the IBM AS/400 market.

     International Operations. The Company's international revenues, which include revenues from international subsidiaries and export sales, represented 55%, 43% and 39% of total revenues in 1997, 1996 and 1995, respectively. The Company expects that international revenues will continue to account for a significant percentage of the Company's revenues for the foreseeable future. The Company anticipates that continued growth of its international operations will require the Company to recruit and hire a number of new consulting, sales and marketing and support personnel in the countries in which the Company has established or will establish offices. In addition, the Company has only limited experience in developing localized versions of its products and in marketing and distributing its products internationally. International introductions of the Company's products often require significant investment by the Company in advance of anticipated future revenues. The opening of new offices by the Company typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. There can be no assurance that the countries in which the Company operates will have a sufficient pool of qualified personnel from which the Company may hire, or that the Company will be successful at hiring, training or retaining such personnel. In addition, there can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products internationally. The inability of the Company to successfully expand its international operations in a timely manner could materially adversely affect the Company's business, operating results and financial condition.

     The Company's international business operations are subject to risks inherent in international activities, including unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles in certain countries, potentially adverse tax consequences, difficulties in staffing and managing geographically disparate operations, greater difficulty in safeguarding intellectual property, licensing and other trade restrictions, currency fluctuations, repatriation of earnings, the burdens of complying with a wide variety of foreign laws, and general economic conditions in international markets. In addition, consulting, maintenance and other services in support of international licenses typically have lower gross margins than those achieved domestically due to generally lower prevailing billing rates and/or higher costs in certain of the Company's international markets. Accordingly, any planned growth in the Company's international operations may result in further declines in gross margins on consulting, maintenance and other services. To the extent the Company's international operations expand, the Company expects that an increasing portion of its international license and consulting, maintenance and other services revenues will be denominated in foreign currencies, subjecting the Company to fluctuations in foreign currency exchange rates. The Company does not currently engage in foreign currency hedging transactions. However, as the Company continues to expand its international operations, exposures to gains and losses on foreign currency transactions may increase. The Company may choose to limit such exposure by entering into forward foreign exchange contracts or engaging in similar hedging strategies. There can be no assurance that any currency exchange strategy would be successful in avoiding exchange-related losses. In addition, revenues of the Company earned in various countries where the Company does business may be subject to taxation by more than one jurisdiction, thereby adversely affecting the Company's earnings.

     The Asia/Pacific region encountered unstable local economies and significant devaluation in its currencies during the last six months of 1997 and continuing into 1998. The economic situation in the region has resulted in slower payments of outstanding receivable balances and various requests for extended or modified payment terms. To date, this region has not represented a significant portion of the Company's revenues. However, to the extent the Asia/Pacific region grows in importance to the Company, or that the factors affecting the region begin to adversely affect retailers in other geographic locations, the Company's business, operating results and financial condition could be materially adversely affected.

     Competition. The markets for retail information systems are highly competitive. The Company believes the principal competitive factors in such markets are product quality, reliability, performance and price, vendor and product reputation, retail industry expertise, financial stability, features and functions, ease of use and quality of support. A number of companies offer competitive products addressing certain of the Company's target markets. In the enterprise systems market, the Company competes with internally developed systems and with third-party developers such as Intrepid, Island Pacific, Radius PLC, Retek (a subsidiary of HNC Software, Inc.), STS Systems and Richter Management Services. In addition, the Company believes that new market entrants may attempt to develop fully integrated enterprise level systems targeting the retail industry. In particular, SAP AG has announced the availability of an integrated client/server enterprise system competitive with the Company's products. In addition, Intrepid has announced the formation of a joint development and marketing relationship with PeopleSoft, Inc., a provider of enterprise applications software, to develop products that are expected to compete directly with ODBMS.

     In the in-store systems market, which is more fragmented than the enterprise systems market, the Company competes with major hardware original equipment manufacturers such as ICL, NCR, and IBM, as well as software companies such as CRS Business Computers, Datavantage, STS Systems, Trimax and GERS Retail Systems. In the distribution and warehouse management systems market, the Company's WCC product competes with products from Catalyst International, Inc., EXE and McHugh Freeman. The Retail IDEAS product competes with products from Microstrategy and Intrepid, among other vendors. In the market for consulting services, the Company is pursuing a strategy of forming informal working relationships with leading retail systems integrators such as Andersen Consulting and Ernst & Young LLP. These integrators, as well as independent consulting firms such as IBM Global Services Division, also represent potential competition to the Company's consulting services group.

     Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and other resources than the Company, each of which could provide them with a significant competitive advantage over the Company. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition would not have a material adverse effect on the Company's business, operating results and financial condition.

     Risks Associated with Strategic Relationships. The Company has from time to time established formal and informal relationships with other companies, including IBM and Silvon, Inc., involving collaboration in areas such as product development, marketing and distribution. The maintenance of these relationships and the development of other such relationships is a meaningful part of the Company's business strategy. Currently, the Company's relationship with IBM is cooperative in that there is no written agreement defining the parties' obligations. There can be no assurance that the Company's current informal relationships will be beneficial to the Company, that such relationships will be sustained, or that the Company will be able to enter into successful new strategic relationships in the future.

     Lengthy Implementation Process; Fixed-Price Service Contracts. The Company's software products are complex and perform or directly affect business-critical functions across many different functional and geographic areas of the enterprise. Consequently, implementation of the Company's software is a complex, lengthy process that involves a significant commitment of resources by the Company's customers and that is subject to a number of significant risks over which the Company has little or no control. The Company expects that implementation of the client/server versions of its products is likely to be more complex and requires more time than implementation of its DOS-and IBM AS/400-based products. In addition, the Company's lack of experience in implementing its client/server-based products may contribute to the length of the implementation process. Delays in the completion of implementations of any of its software products whether by the Company or its business partners, may result in customer dissatisfaction or damage to the Company's reputation and could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company offers a combination of software products, implementation and support services to its customers. Typically, the Company enters into service agreements with its customers that provide for consulting and implementation services on a "time and expenses" basis. Certain customers have asked for, and the Company has from time to time entered into, fixed-price service contracts. These contracts specify certain milestones to be met by the Company regardless of actual costs incurred by the Company in fulfilling those obligations. The Company believes that fixed-price service contracts may increasingly be offered by its competitors to differentiate their product and service offerings. As result, the Company may enter into more fixed-price contracts in the future. There can be no assurance that the Company can successfully complete these contracts on budget, and the Company's inability to do so could have a material adverse effect on its business, operating results and financial condition.

     Technological Change and Market Acceptance of Evolving Standards. The computer software industry is subject to rapid technological change, changing customer requirements, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, the Company's position in its existing markets, or other markets that it may enter, could be eroded rapidly by technological advancements not embraced by the Company. The life cycles of the Company's products are difficult to estimate. The products must keep pace with technological developments, conform to evolving industry standards and address increasingly sophisticated customer needs. In particular, the Company believes that it must continue to respond quickly to users' needs for broad functionality and multi-platform support and to advances in hardware and operating systems. Introduction of new products embodying new technologies and the emergence of new industry standards could render the Company's products obsolete and unmarketable. There can be no assurance that the Company will not experience future difficulties that could delay or prevent the successful development, introduction and marketing of new products, or that new products and product enhancements will meet the requirements of the marketplace and achieve market acceptance. If the Company is unable to develop and introduce products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition would be materially adversely affected.

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

     Certain technology used by the Company's products is licensed from third parties, generally on a non-exclusive basis. These licenses generally require the Company to pay royalties and fulfill confidentiality obligations. The Company believes that alternative resources exist for each of the material components of technology licensed by the Company from third parties. However, the termination of any such licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delay in the Company's ability to sell certain of its products while it seeks to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Also, any such delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could result in a material adverse effect on the Company's results of operations. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company's products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms, if at all.

     In the future, the Company may receive notices claiming that it is infringing the proprietary rights of third parties, and there can be no assurance that the Company will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Any such claim could be time consuming, result in costly litigation, cause product shipment delays or force the Company to enter into royalty or license agreements rather than dispute the merits of such claims. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others or require the Company to cease the marketing or use of certain products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. To the extent the Company desires or is required to obtain licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be made available on terms acceptable to the Company, if at all. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes the software developers may become increasingly subject to infringement claims. Any such claims against the Company, with or without merit, as well as claims initiated by the Company against third parties, could be time consuming and expensive to defend, prosecute or resolve.

     Product Defects; Product Liability; Risk of Integration Difficulties. The Company's software products are highly complex and sophisticated and could, from time to time, contain design defects or software errors that could be difficult to detect and correct. In addition, implementation of the Company's products generally involves a significant amount of customer-specific customization, and may involve integration with systems developed by third parties. In particular, it is common for complex software programs, such as the Company's newer, client/server software products, to contain undetected errors when first released which are discovered only after the product has been implemented and used over time with different computer systems and in a variety of applications and environments. Despite extensive testing, the Company from time to time has discovered defects or errors in its products or custom modifications only after its systems have been used by many customers. In addition, the Company or its customers may from time to time experience difficulties integrating the Company's products with other hardware or software in the customer's environment that are unrelated to defects in the Company's products. There can be no assurance that errors in the Company's software products will not be discovered or, if discovered, that they will be successfully be corrected on a timely basis, if at all. Further, there can be no assurance that such defects, errors or difficulties will not cause future delays in product introductions and shipments, result in increased costs and diversion of development resources, require design modifications or impair customer satisfaction with the Company's products. The Company's future business growth is substantially dependent on the continued development of market acceptance of its newer, client/server products. If customers experience significant problems with implementation of the Company's client/server products or are otherwise dissatisfied with the functionality or performance of such products, or if such products fail to achieve market acceptance for any reason, the Company's business, operating results and financial condition would be materially adversely affected.

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

     Dependence on Key Personnel. The Company's performance is substantially dependent on the continued performance of its executive officers and other key employees, particularly the performance and services of Brent W. Lippman, the Company's Chief Executive Officer. The Company does not have in place "key person" life insurance policies on any of its employees. The loss of the services of Mr. Lippman or other key executive officers or employees could have a material adverse effect on the business, operating results and financial condition of the Company.

     Volatility of Market Price. The market price of the Company's Common Stock has experienced large fluctuations which may be expected to continue. Future announcements concerning the Company or its competitors, quarterly variations in operating results, accounts receivable balances or aging, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of the Company's common stock to fluctuate substantially. In addition, stock prices for many technology companies have fluctuated widely for reasons, which have often been unrelated to the operating results of such companies. These fluctuations, as well as general economic, market and political conditions such as recessions or military conflicts, may materially and adversely affect the market price of the Company's common stock.

     Potential Future Acquisitions. One of the Company's strategies is to pursue acquisitions of businesses, products and technologies, or enter into joint venture arrangements that could complement or expand the Company's business. The negotiation of potential acquisitions or joint ventures as well as the integration of an acquired business, product or technology could cause diversion of management's time and resources. Future acquisitions by the Company could also result in potentially dilutive issuances of equity securities, the incurrence by the Company of debt and contingent liabilities, amortization of goodwill and other intangibles, research and development write-offs and other acquisition-related expenses. No assurances can be given that any acquired business will be successfully integrated with the Company's operations, or that the Company will receive the intended benefits of such acquisition. Future acquisitions, whether or not consummated, could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The independent auditors' report of Deloitte & Touche, LLP and the consolidated financial statements of JDA as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, are included in this Form 10-K as listed in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required by Part III is omitted from this Report, in that the Company intends to file its Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to the directors of the Company is incorporated by reference to the Company's Proxy Statement filed in connection with the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement") as set forth under the caption "General Information -- Board of Directors." Information relating to the executive officers of the Company is incorporated by reference to the Proxy Statement under the caption "Executive Officers of the Registrant."

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  a.  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     1.  FINANCIAL STATEMENTS

        Independent Auditors' Report

        Consolidated Balance Sheets -- Years Ended December 31, 1997 and 1996

        Consolidated Statements of Income -- Three Years Ended December 31, 1997

         Consolidated Statements of Stockholders' Equity (Deficit) -- Three Years Ended December 31, 1997

         Consolidated Statements of Cash Flows -- Three Years Ended December 31, 1997

         Notes to Consolidated Financial Statements -- Three Years Ended December 31, 1997

      2.  EXHIBITS

        See Exhibit Index.

  b.  REPORTS ON FORM 8-K.

     The registrant did not file any Reports on Form 8-K during the fourth quarter of fiscal 1997.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
JDA Software Group, Inc.
Phoenix, Arizona

     We have audited the accompanying consolidated balance sheets of JDA Software Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of JDA Software Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Phoenix, Arizona
January 28, 1998

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                  SHARE AMOUNTS)
                                       ASSETS
Current Assets:
  Cash and cash equivalents.................................   $27,304      $30,986
  Accounts receivable, net..................................    32,444       16,954
  Deferred tax asset........................................     1,190          786
  Other current assets......................................     2,471          881
                                                               -------      -------
     Total current assets...................................    63,409       49,607
                                                               -------      -------
Property and Equipment, net.................................    16,071        7,752
Goodwill, net...............................................     3,722        1,697
                                                               -------      -------
          Total assets......................................   $83,202      $59,056
                                                               =======      =======

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................   $ 3,076      $ 1,886
  Accrued expenses and other liabilities....................     8,181        5,447
  Income taxes payable......................................       668          639
  Deferred revenue..........................................     3,058        1,747
  Current portion of capital lease obligations..............        42           56
                                                               -------      -------
     Total current liabilities..............................    15,025        9,775
Capital Lease Obligations, less current portion.............        45          106
Deferred Tax Liability......................................       222          514
                                                               -------      -------
     Total liabilities......................................    15,292       10,395
                                                               -------      -------
Stockholders' Equity:
  Preferred stock, $.01 par value. Authorized 2,000,000
     shares; None issued or outstanding.....................
  Common stock, $.01 par value. Authorized, 18,000,000
     shares; Issued and outstanding, 13,151,246 and
     12,965,237 shares, respectively........................       132          130
  Additional paid in capital................................    65,966       58,442
  Retained earnings (deficit)...............................     2,117      (10,349)
  Foreign currency translation adjustment...................      (305)         438
                                                               -------      -------
     Total stockholders' equity.............................    67,910       48,661
                                                               -------      -------
          Total liabilities and stockholders' equity........   $83,202      $59,056
                                                               =======      =======

                See notes to consolidated financial statements.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEARS ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 1997          1996          1995
                                                              ----------    ----------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Software licenses.........................................   $42,041       $24,296       $15,253
  Consulting, maintenance and other services................    49,730        23,544        14,831
                                                               -------       -------       -------
     Total revenues.........................................    91,771        47,840        30,084
                                                               -------       -------       -------
Cost of Revenues:
  Software licenses.........................................     1,145           438           159
  Consulting, maintenance and other services................    37,727        16,416         9,781
                                                               -------       -------       -------
     Total cost of revenues.................................    38,872        16,854         9,940
                                                               -------       -------       -------
Gross Profit................................................    52,899        30,986        20,144
                                                               -------       -------       -------
Operating Expenses:
  Product development.......................................    11,364         6,478         3,512
  Sales and marketing.......................................    12,633         7,242         5,199
  General and administrative................................     9,532         4,989         3,929
                                                               -------       -------       -------
     Total operating expenses...............................    33,529        18,709        12,640
                                                               -------       -------       -------
Income From Operations......................................    19,370        12,277         7,504
  Other income (expense), net...............................     1,407           519          (434)
                                                               -------       -------       -------
Income Before Income Taxes..................................    20,777        12,796         7,070
  Provision for income taxes................................     8,311         5,116         1,497
                                                               -------       -------       -------
Net Income..................................................   $12,466       $ 7,680       $ 5,573
                                                               -------       -------       -------
Basic Earnings Per Share....................................   $   .95       $   .64
                                                               -------       -------
Diluted Earnings Per Share .................................   $   .95       $   .64
                                                               -------       -------
Pro Forma Statement of Income Data:
  Historical net income.....................................                               $ 5,573
  Pro forma adjustment to adjust income taxes...............                                (1,172)
                                                                                           -------
     Pro forma net income...................................                               $ 4,401
                                                                                           -------
Pro Forma Basic and Diluted Earnings Per Share..............                               $   .42
                                                                                           -------
Shares used to compute basic earnings per share.............    13,078        12,010
                                                               -------       -------
Shares used to compute diluted earnings per share...........    13,109        12,010
                                                               -------       -------
Shares used to compute pro forma basic and diluted earnings
  per share.................................................                                10,952
                                                                                           -------

                See notes to consolidated financial statements.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                      FOREIGN
                                        COMMON STOCK       ADDITIONAL   RETAINED     CURRENCY
                                     -------------------    PAID-IN     EARNINGS    TRANSLATION
                                       SHARES     AMOUNT    CAPITAL     (DEFICIT)   ADJUSTMENT     TOTAL
                                     ----------   ------   ----------   ---------   -----------   --------
                                                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance, January 1, 1995...........       5,583    $  6     $ 5,254     $    953       $  16      $  6,229
  Issuance of common stock:
     Reorganization and issuance of
       convertible preferred
       stock.......................   7,194,417      66        (274)     (19,985)                  (20,193)
     Stock options exercised.......                             673         (673)
  Dividends........................                                       (3,897)                   (3,897)
  Foreign translation adjustment...                                                       (3)           (3)
  Net income.......................                                        5,573                     5,573
                                     ----------    ----     -------     --------       -----      --------
Balance, December 31, 1995.........   7,200,000      72       5,653      (18,029)         13       (12,291)
  Issuance of common stock:
     Initial public offering.......   2,182,866      22      25,279                                 25,301
     Conversion of preferred
       stock.......................   2,800,000      28       7,472                                  7,500
     Secondary stock offering......     600,000       6      15,536                                 15,542
     Acquisition of JDA Canada.....     143,926       1       2,541                                  2,542
     Tax benefit -- stock
       options.....................                           1,537                                  1,537
     Employee stock purchase
       plan........................      38,445       1         424                                    425
  Foreign translation adjustment...                                                      425           425
  Net income.......................                                        7,680                     7,680
                                     ----------    ----     -------     --------       -----      --------
Balance, December 31, 1996.........  12,965,237     130      58,442      (10,349)        438        48,661
  Issuance of common stock:
     Stock options exercised.......      56,348       1       1,579                                  1,580
     Employee stock purchase
       plan........................     129,661       1       1,585                                  1,586
     Tax benefit -- stock options
       and employee stock purchase
       plan........................                           4,859                                  4,859
     Other.........................                            (499)                                  (499)
Foreign translation adjustment.....                                                     (743)         (743)
Net income.........................                                       12,466                    12,466
                                     ----------    ----     -------     --------       -----      --------
Balance, December 31, 1997.........  13,151,246    $132     $65,966     $  2,117       $(305)     $ 67,910
                                     ==========    ====     =======     ========       =====      ========

                See notes to consolidated financial statements.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income..................................................  $ 12,466   $  7,680   $  5,573
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     2,908      1,163        637
  Provision for doubtful accounts...........................     1,980        818        627
  Deferred income taxes.....................................      (453)        45       (317)
Changes in assets and liabilities, net of effects of
  acquisitions:
  Accounts receivable.......................................   (17,316)    (7,586)    (3,453)
  Prepaid expenses and other current assets.................    (1,752)      (342)        46
  Accounts payable..........................................     1,134        945        394
  Accrued expenses and other liabilities....................     1,752      2,050      1,418
  Income taxes payable......................................        29        280        (78)
  Deferred revenue..........................................     1,311      1,000        651
                                                              --------   --------   --------
     Net cash provided by operating activities..............     2,059      6,053      5,498
                                                              --------   --------   --------
INVESTING ACTIVITIES:
Purchase of property and equipment..........................   (10,843)    (6,225)    (1,422)
Purchase of LIOCS Corporation, net of cash acquired.........    (1,588)        --         --
Redemption (purchase) of investments........................        --     14,649    (14,649)
Cash acquired from purchase of JDA Canada...................        --        214         --
                                                              --------   --------   --------
     Net cash (used in) provided by investing activities....   (12,431)     8,638    (16,071)
                                                              --------   --------   --------
FINANCING ACTIVITIES:
Initial public offering transactions:
  Issuance of common stock..................................               25,301
  Redemption of preferred stock.............................               (7,500)
  Payments on notes and interest payable to stockholders....               (4,881)
Stockholder transactions:
  Issuance of redeemable preferred stock, net...............                          14,792
  Reorganization distribution...............................                          (2,295)
  Payment of dividends......................................                          (3,897)
  Payments on notes and interest payable to stockholders....              (14,300)      (922)
Issuance of common stock from secondary offering............               15,542
Net borrowings (payments) on bank line of credit............                 (575)       575
Issuance of common stock -- employee stock purchase plan....     1,586        425
Issuance of common stock -- stock option plan...............     1,580
Tax benefit -- stock options and employee stock purchase
  plan......................................................     4,859      1,537
Payments on capital lease obligations.......................       (93)       (92)       (92)
Other.......................................................      (499)       (85)
                                                              --------   --------   --------
     Net cash provided by financing activities..............     7,433     15,372      8,161
                                                              --------   --------   --------
Effect of exchange rates on cash and cash equivalents.......      (743)       425         (3)
                                                              --------   --------   --------
Net (decrease) increase in cash and cash equivalents........    (3,682)    30,488     (2,415)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................    30,986        498      2,913
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $ 27,304   $ 30,986   $    498
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
  Interest..................................................  $    13    $   876    $   367
                                                              -------    -------    -------
  Income taxes..............................................  $ 2,762    $ 2,949    $ 1,828
                                                              -------    -------    -------
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Conversion of Series A preferred stock......................             $ 7,500
                                                                         -------
Distributions to stockholders paid with a note payable......                        $17,690
                                                                                    -------
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
Acquisition of LIOCS Corporation:
  Fair value of assets acquired, other than cash............  $  (622)
  Goodwill..................................................   (2,022)
  Liabilities assumed.......................................      366
  Notes payable.............................................      690
                                                              -------
     Net cash used to purchase LIOCS Corporation............  $(1,588)
                                                              =======
Acquisition of JDA Canada:
  Fair value of assets acquired, other than cash............             $(1,150)
  Goodwill..................................................              (1,967)
  Liabilities assumed.......................................                 789
  Common stock issued.......................................               2,542
                                                                         -------
     Cash acquired in purchase..............................             $   214
                                                                         =======

                See notes to consolidated financial statements.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1997
  (IN THOUSANDS, EXCEPT PERCENTAGES, SHARES, PER SHARE AMOUNTS OR AS OTHERWISE
                                    STATED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business and Principles of Consolidation. JDA Software Group, Inc. and subsidiaries ("JDA" or the "Company") is a leading international provider of integrated enterprise-wide software products and services that address mission-critical management information needs of the retail supply chain. The Company offers a broad array of software products designed to provide integrated technology solutions for the collection, organization, distribution, and analysis of data throughout a retail organization. The Company's products include: merchandising, financial and decision support systems at the corporate level; point-of-sale, back office and distributed processing applications at the store level; and warehouse management and logistics systems at the distribution level. The Company offers products that operate on the IBM AS/400- and DOS-based platforms, as well as products that operate in the UNIX and Windows NT open client/server environments. JDA also offers a wide range of professional services through its consulting and customer support organizations including: project management, system planning, design and implementation, custom modifications, training and support services. JDA is based in Phoenix, Arizona and has offices in major cities in the United States, and international offices in Canada, the United Kingdom, France, Germany, Mexico, Chile, South Africa, Singapore, and Australia.

     The consolidated financial statements include the accounts of JDA and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

     Revenue Recognition. JDA recognizes revenues in accordance with the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position 91-1, Software Revenue Recognition. ("SOP 91-1") Under SOP 91-1, software license revenue is recognized upon the shipment of the product if collection is probable and the Company's remaining obligations under the license agreement are insignificant. Consulting services are generally billed on an hourly basis and revenues are recognized as the work is performed. Maintenance revenues from ongoing customer support are billed on a monthly basis and recorded as revenue in the applicable month. The AICPA recently adopted Statement of Position 97-2, Software Revenue Recognition("SOP 97-2") that supersedes SOP 91-1 and becomes effective for years beginning after December 15, 1997. The Company does not believe that this pronouncement will have a significant impact on its financial statements.

     Cash and Cash Equivalents. Cash and cash equivalents include cash and highly liquid investments with original maturities of not more than three months.

     Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Equipment held under capital lease is stated at the lower of the present value of minimum lease payments or fair value at the inception of the lease. Property and equipment are depreciated on a straight-line basis over the following estimated useful lives:
buildings -- twenty-five years; furniture, fixtures, computer equipment and automobiles -- three to seven years; equipment held under capital lease and leasehold improvements -- the shorter of the lease term or the estimated useful life of the asset.

     Goodwill. Goodwill is amortized on a straight-line basis over 15 years. The Company reviews goodwill for possible impairment of value whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

     Product Development. The costs to develop new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to have occurred when all planning, designing, coding and testing have been

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES completed according to design specifications. Once technological feasibility is established, any additional costs would be capitalized. The Company believes its current process for developing software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

     Income taxes. The Company provides for income taxes in accordance with Statement of Financial Standards No. 109, Accounting for Income Taxes. Income taxes for 1997 and 1996 include provisions for state and federal income taxes. An effective rate of 40% was used during these years to approximate statutory federal, state and foreign tax rates after a reduction for U.S. research and development expense tax credits. Prior to March 30, 1995, certain of JDA's predecessor companies elected S Corporation status. As a result, the Company's statement of income for the first quarter of 1995 does not contain a provision for federal income taxes. The 1995 Consolidated Statement of Income reflects a pro forma adjustment for federal income taxes which results in an effective tax rate of 38%.

     Earnings per Share. The Company presents earnings per share in accordance with Statement of Financial Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 prescribes a presentation of basic earnings per share, which is calculated utilizing only weighted average common shares outstanding, and a diluted earnings per share which gives effect to all dilutive potential common shares outstanding during the reporting periods. Earnings per share for 1996 has been restated in accordance with SFAS No. 128. Pro forma basic and diluted earnings per share is presented for 1995 which reflects the number of common and equivalent shares outstanding subsequent to the Company's reorganization These shares include the common shares issued upon the conversion of Series A redeemable preferred stock plus an estimate of the additional shares that would need to be issued at the initial public offering price in order to repay certain shareholder notes and redeem the Series B redeemable preferred stock. See Note 2.

     Foreign Currency Translation. The financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for the revenues and expenses reported in each fiscal period. Foreign currency translation adjustments are recorded as a separate component of stockholders' equity.

     Stock-Based Compensation. Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). As such, compensation expense would be recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") which encourages entities to recognize as expense, over the vesting period, the fair value of all stock-based compensation on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB No. 25 and provide pro forma disclosure of net income(loss) and net income(loss) per common share for employee stock option grants made in 1995 and future years as if the fair-value method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide separate pro forma disclosures. See Note 11.

     Reclassifications. Certain reclassifications were made to the 1996 and 1995 financial statements to conform to the 1997 presentation.

     New Accounting Standards. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), and No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 changes the reporting of certain items currently reported in the stockholders' equity section of the balance sheet and requires that comprehensive income and its components be prominently displayed in the financial statements. SFAS No. 131 requires public companies to report certain information about operating segments in their

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES financial statements, and establishes related disclosures about products and services, geographic areas and major customers. The Company will implement the interim and annual disclosures required under these standards during 1998.

2.  REORGANIZATION AND COMMON STOCK OFFERINGS

     Reorganization JDA was formed in March 1995 through the reorganization of six commonly held predecessor companies. The transaction was accounted for as a combination of companies under common control in a manner similar to a pooling of interests. Under the terms of the reorganization, the predecessor companies were contributed to a common holding company, JDA Software Group, Inc., in exchange for all of JDA's then outstanding common stock (7,200,000 shares), $2.3 million in cash and $17.7 million in promissory notes due on various dates through the year 2000. Simultaneous with this exchange, JDA issued 2,800,000 shares of Series A redeemable preferred stock for $15.0 million. This cash was invested in restricted short-term investments that were later used for the payment of $14.0 million on the promissory notes. The issuance of the Series A redeemable preferred stock and the distribution of cash and promissory notes were accounted for as dividends, and additional paid-in capital was charged for $66 to reflect the new par value of the common stock and for expenses of $208 related to the reorganization. The Company paid interest on the promissory notes of $0, $130, and $1,046 during 1997, 1996 and 1995, respectively.

     Initial Public Offering. The Company sold 2,182,866 shares of common stock on March 15, 1996 for $25.3 million, net of issuance costs of $1.1 million. Subsequent to the initial public offering, the outstanding shares of the Series A redeemable preferred stock were converted into 2,800,000 shares of common stock and 1,250,004 shares of Series B redeemable preferred stock. The Series B redeemable preferred stock was then redeemed for $7.5 million in cash. In addition, the remaining $3.7 million in promissory notes were paid from the proceeds of the initial public offering.

     Secondary Public Offering. The Company completed a secondary public offering of 2,472,500 shares of common stock on November 26, 1996. The Company sold 600,000 of these shares for $15.5 million, net of issuance costs of $418, with the remaining 1,872,500 shares being sold by certain selling stockholders.

3.  ACQUISITIONS

     LIOCS Corporation. On April 21, 1997, the Company acquired all of the outstanding common stock of LIOCS Corporation ("LIOCS") for $2.3 million. LIOCS is a leading provider of advanced distribution and warehouse management solutions. The Company paid $1.4 million of the purchase in cash at closing, deposited $230 in an escrow account, and recorded a payable for the remaining balance of $690. The escrow agreement provides that 50% of the escrow deposit be released 12 months after the closing date, with the remaining 50% released 18 months after the closing date. The $690 payment was contingent upon LIOCS' product offerings achieving specific testing and performance milestones. These milestones were met during 1997 and the payment was made prior to December 31, 1997. The acquisition was accounted for as a purchase, and, accordingly, the operating results of LIOCS have been included in the Company's consolidated financial statements since the date of acquisition. The Company recorded $2.0 million in goodwill on this transaction and is amortizing the balance on a straight-line basis over 15 years. Pro forma operating results for 1997 and 1996 are not presented as the effect of the acquisition is not material.

     JDA Software Services Ltd. On August 15, 1996, the Company acquired all of the outstanding common stock of JDA Software Services Ltd. ("JDA Canada") for 143,926 shares of JDA stock valued at $2.5 million. JDA Canada, a provider of technology solutions for the retail industry, was previously an affiliate of the Company, however, it had been independently owned since 1987. The acquisition was accounted for as a purchase, and, accordingly, the operating results of JDA Canada have been included in the Company's consolidated financial statements since the date of acquisition. The Company recorded $2.0 million in goodwill

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES on this transaction and is amortizing the balance on a straight-line basis over 15 years. Pro forma operating results for 1996 and 1995 are not presented as the effect of the acquisition is not material.

4.  ACCOUNTS RECEIVABLE, NET

     Accounts receivable consist of the following:

                                                            1997       1996
                                                           -------    -------
Trade receivables........................................  $34,765    $18,078
Less allowance for doubtful accounts.....................   (2,321)    (1,124)
                                                           -------    -------
          Total..........................................  $32,444    $16,954
                                                           =======    =======

     The Asia/Pacific region has encountered unstable local economies and significant devaluation in its currencies during the last six months of 1997, continuing into 1998. This region represented less than 10% of the Company's 1997 revenues and less than 2% of operating income. In addition, Asia/Pacific receivables, net of reserves were $3.3 million, or 10% of the Company's total receivables at December 31, 1997. The economic situation in the region has resulted in slower payment of outstanding balances and various requests for extended or modified payment terms. The Company provided specific receivable reserves of $1.0 million during 1997 to recognize the potential exposure in receivables from Asia/Pacific customers. Although the Company is unable to predict when the current economic situation will improve, management believes the Asia/Pacific region will be a viable market in the future and plans to maintain a continuing presence.

     A summary of changes in the allowance for doubtful accounts for the three-year period ended December 31, 1997 is as follows:

                                                      1997      1996     1995
                                                     ------    ------    ----
Balance at beginning of period.....................  $1,124    $  651    $113
Provision for doubtful accounts....................   1,980       818     627
Deductions.........................................    (783)     (345)    (89)
                                                     ------    ------    ----
Balance at end of period...........................  $2,321    $1,124    $651
                                                     ======    ======    ====

5.  PROPERTY AND EQUIPMENT, NET

     Property and equipment consist of the following:

                                                            1997       1996
                                                           -------    -------
Computers, furniture & fixtures..........................  $14,103    $ 7,844
Land and buildings.......................................    3,137      2,192
Automobiles..............................................    2,764      1,134
Leasehold improvements...................................    1,255        234
                                                           -------    -------
                                                            21,259     11,404
Less accumulated depreciation and amortization...........   (5,188)    (3,652)
                                                           -------    -------
                                                           $16,071    $ 7,752
                                                           =======    =======

6.  LINE OF CREDIT

     The Company maintains a $5.0 million line of credit with a commercial bank. The line of credit is collateralized by property and equipment, receivables, and intangibles; accrues interest at the bank's reference rate, which approximates prime; and requires the Company to maintain certain current ratios and tangible net

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES worth. The line of credit matures on July 1, 1998 and the Company intends to seek renewal at that time. There were no amounts outstanding on the line of credit at December 31, 1997 or 1996.

7.  ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following:

                                                              1997      1996
                                                             ------    ------
Accrued compensation and benefits..........................  $3,982    $2,773
Sales, value added and property taxes......................   1,061       638
Other accrued expenses.....................................   3,138     2,036
                                                             ------    ------
          Total............................................  $8,181    $5,447
                                                             ======    ======

8.  DEFERRED REVENUE

     Deferred revenue consists of the following:

                                                              1997      1996
                                                             ------    ------
Software...................................................  $1,264    $1,339
Consulting, maintenance and other services.................   1,794       408
                                                             ------    ------
                                                             $3,058    $1,747
                                                             ======    ======

9.  LEASE COMMITMENTS

     The Company leases office space and various equipment under noncancellable operating leases that expire at various dates through the year 2002. Certain of the leases contain renewal options. Rental expense under operating leases was $1,618 in 1997, $1,216 in 1996 and $707 in 1995. The rental expense figures include $68, $68 and $50, respectively in payments to related parties for office space. Future minimum lease payments under noncancellable operating leases (with minimum or remaining lease terms in excess of one year) at December 31, 1997 are as follows:

1998........................................................    $2,052
1999........................................................     1,347
2000........................................................       720
2001........................................................       365
2002........................................................       175
                                                                ------
Total minimum lease payments................................    $4,659
                                                                ======

10.  LEGAL PROCEEDINGS

     JDA is periodically involved in legal proceedings and claims arising in the ordinary course of business. Management does not believe that the disposition of these matters will have a material adverse effect on the Company's financial position or results of operations.

     In May 1996, Niederhoffer and Niederhoffer, Inc. ("Niederhoffer") filed a demand for arbitration asserting a claim against JDA Software Services, Inc., a wholly owned subsidiary of the Company. Niederhoffer's claims are based upon an agreement between it and JDA Software Services, Inc. dated April 6, 1990. Niederhoffer alleged entitlement to a finder's fee in connection with the purchase of convertible preferred stock in the Company in March 1995 by six investment funds advised by TA Associates, Inc. and its affiliates, and a claim for common stock arising from the related establishment of the Company and

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES reorganization of the Company's wholly owned subsidiaries pursuant to which Company common stock was issued to such subsidiaries' stockholders. In the arbitration, Niederhoffer claimed damages of approximately $770 and asserted a right to 504,000 shares of the Company's common stock. The Company received notice in June 1997 that the arbitration council awarded Niederhoffer $482 in full settlement of all claims and counterclaims submitted in arbitration. Such amount was charged to additional paid-in capital as a cost of the TA Investment.

11.  STOCKHOLDERS' EQUITY

     Capital Stock. The Company's authorized capital stock consists of 2,000,000 shares of preferred stock, $.01 par value, and 18,000,000 shares of common stock, $.01 par value. There were 13,151,246 and 12,965,237 shares of common stock issued and outstanding at December 31, 1997 and 1996, respectively. There were no shares of preferred stock issued or outstanding at either date. On January 27, 1998, the Board of Directors approved an increase in the number of authorized shares of capital stock from 18,000,000 to 50,000,000, pending shareholder approval at the 1998 Annual Meeting of Stockholders.

     Stock Option Plans. The Company maintains various stock option plans for employees, consultants and non-employee directors as follows:

     JDA adopted a stock option plan in 1995 (the "1995 Option Plan") that provides for the issuance of up to 1,350,000 shares of common stock to employees under incentive and nonstatuatory stock option grants. Incentive and nonstatuatory stock options may be granted at a price not less than the fair market value of the common stock at the date of grant. The options generally become exercisable over periods ranging from 18 to 48 months, commencing at the date of grant, and expire in ten years. The 1995 Option Plan terminates in March 2005. At December 31, 1997, there were 196,592 options outstanding and 96,750 options available for grants under the 1995 Option Plan.

     Certain stockholders of JDA's predecessor companies (see Note 2) entered into a stock redemption agreement with the Company under which they have agreed that upon (1) the exercise of the first 850,000 options granted to employees under the 1995 Option Plan, they will sell an equivalent number of their common shares to JDA at the exercise price specified on the options; and (2) upon the exercise of the next 500,000 options granted under the 1995 Option Plan, they will sell an equivalent number of their common shares to JDA at $.01 per share. As a result, options exercised under the 1995 Option Plan will not increase the number of outstanding shares of the Company's common stock.

     JDA adopted a stock option plan in 1996 (the "1996 Option Plan") that provides for the issuance of up to 1,250,000 shares of common stock to employees, consultants and directors under incentive and nonstatuatory stock option grants. Incentive and nonstatuatory stock options may be granted at a price not less than the fair market value of the common stock at the date of grant. The options generally become exercisable over a four-year period, commencing at the date of grant, and expire in ten years. The 1996 Option Plan has no scheduled termination date. At December 31, 1997, there were 926,852 options outstanding and 266,800 options available for grant under the 1996 Option Plan. On January 27, 1998, the Board of Directors approved an amendment to the 1996 Option Plan, pending shareholder approval at the 1998 Annual Meeting of Stockholders, which increased the number of shares authorized for issuance under the 1996 Option Plan from 1,250,000 to 3,000,000.

     JDA adopted an outside director stock option plan in 1996 that provides for the issuance of up to 150,000 shares of common stock to eligible participants under nonstatuatory stock option grants (the "Directors Plan"). Under the Directors Plan, outside directors receive a one-time grant to purchase shares upon appointment to the Board of Directors, and an annual grant for each year of service thereafter. The nonstatuatory stock options may be granted at a price not less than the fair market value of the common stock at the date of grant. The options generally become exercisable over a three year period commencing at the

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES date of grant, and expire in ten years. The Directors Plan has no scheduled termination date. At December 31, 1997, there were 8,000 options outstanding and 142,000 options available for grant under the Directors Plan.

     On January 27, 1998, the Board of Directors approved a stock option plan (the "1998 Option Plan") that provides for the issuance of up to 125,000 shares of common stock to employees under nonstatutory stock option grants. The nonstatutory stock options may be granted at a price not less than the fair market value of the common stock at the date of grant. Options granted under the 1998 Option Plan are fully vested and immediately exercisable, and expire in ten years. The 1998 Option Plan has no scheduled termination date.

     The following summarizes the combined stock option activity during the three-year period ended December 31, 1997:

                                                                            OPTIONS OUTSTANDING
                                                                       -----------------------------
                                                  OPTIONS AVAILABLE                  EXERCISE PRICE
                                                      FOR GRANT         SHARES         PER SHARE
                                                  -----------------    ---------    ----------------
Balance, January 1, 1995........................             --               --                  --
  Increase in reserved shares...................      1,350,000               --                  --
  Granted.......................................     (1,300,000)       1,300,000    $  3.50 to $5.25
  Cancelled.....................................             --               --                  --
  Exercised.....................................             --         (192,862)   $           3.50
                                                     ----------        ---------
Balance, December 31, 1995......................         50,000        1,107,138    $  3.50 to $5.25
  Increase in reserved shares...................      1,400,000               --                  --
  Granted.......................................       (305,000)         305,000    $ 9.60 to $19.75
  Cancelled.....................................             --               --                  --
  Exercised.....................................             --         (450,613)   $  3.50 to $5.25
                                                     ----------        ---------
Balance, December 31, 1996......................      1,145,000          961,525    $ 3.50 to $19.75
  Granted.......................................                        (738,450)            738,450
  Cancelled.....................................         99,000          (99,000)   $ 4.25 to $27.00
  Exercised.....................................             --         (469,531)   $ 3.50 to $19.75
                                                     ----------        ---------
Balance, December 31, 1997......................        505,550        1,131,444    $ 3.50 to $33.75
                                                     ==========        =========

     The following summarizes certain weighted average information on options outstanding at December 31, 1997:

                            OPTIONS OUTSTANDING
                   -------------------------------------    OPTIONS EXERCISABLE
                                   WEIGHTED                ----------------------
                                   AVERAGE      WEIGHTED                 WEIGHTED
                                  REMAINING     AVERAGE                  AVERAGE
RANGE OF EXERCISE    NUMBER      CONTRACTUAL    EXERCISE     NUMBER      EXERCISE
     PRICES        OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
-----------------  -----------   ------------   --------   -----------   --------
 $3.50 to $9.60       236,592        7.92        $ 5.25      167,342      $ 4.84
$13.00 to $21.88      504,852        8.90        $20.20       12,731      $19.34
$26.38 to $33.75      390,000        9.64        $31.14           --          --
                    ---------                                -------
                    1,131,444                                180,073
                    =========                                =======

     The following pro forma information presents net income and basic earnings per share as if compensation expense had been recognized for stock options granted in the three year period ended December 31, 1997, as determined under the fair value method used in the Black-Scholes options pricing model, and to include the effect of shares issued under the employee stock purchase plan. The weighted average Black-Scholes value per

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES option granted in 1997, 1996 and 1995 was $17.29, $7.48 and $1.06, respectively. The net income and basic earnings per share -- as reported for 1995 give effect to the Company's reorganization. See Note 2.

                                                1997          1996        1995
                                             -----------    --------    --------
Net income as reported.....................  $    12,466    $  7,680    $  4,401
Pro forma net income.......................  $     3,241    $  6,926    $  3,957
Basic and diluted earnings per share -- as
  reported.................................  $       .95    $    .64    $    .42
Basic and diluted earnings per share -- pro
  forma....................................  $       .25    $    .58    $    .38
ASSUMPTIONS:
Expected dividend yield....................           0%          0%          0%
Expected stock price volatility............          95%         65%         65%
Risk-free interest rate....................        5.25%       5.25%       5.25%
Expected life of option....................   1.04 years    .4 years    .4 years

     No expense has been recognized for stock-based compensation in the three years ended December 31, 1997 as the underlying stock options were granted at current market price.

     Employee Stock Purchase Plan. JDA adopted an employee stock purchase plan in 1996 ("Stock Purchase Plan") that provides for the purchase of up 200,000 shares of common stock during a 24-month offering beginning August 9, 1996. Under the Stock Purchase Plan, eligible employees may purchase common stock semi-annually at 85% of the lesser of (1) the fair market value on the first day of the 24-month offering period or (2) the fair market value on the last day of each semi-annual purchase period. During 1997, 129,661 shares were purchased at prices ranging from $11.05 to 29.64. During 1996, 38,445 shares were purchased at $11.05. At December 31, 1997 there were 31,894 shares of common stock available for issuance under the Stock Purchase Plan. On January 27, 1998, the Board of Directors approved the formation of a new employee stock purchase plan, pending shareholder approval at the 1998 Annual Meeting of Shareholders, which will provide for the issuance of 300,000 shares of common stock at terms similar to the existing Stock Purchase Plan.

     During 1997 and 1996, certain employees exercised options or sold stock acquired under the Stock Purchase Plan, in disqualifying dispositions that resulted in deductions for income tax purposes. The Company's tax liability for 1997 and 1996 was reduced by $4,859 and $1,537, respectively, to give effect to these dispositions with an offsetting credit to additional paid-in capital.

12.  EMPLOYEE BENEFIT PLANS.

     JDA has adopted a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all eligible employees ("401(k) Plan"). Eligible participants may contribute up to 20% of their total compensation. The Company provides matching contributions to the 401(k) Plan in amounts determined by the Board of Directors. Participants will be immediately vested in their personal contributions and over a six year graded schedule for amounts contributed by the Company. The Company made matching contributions to the 401(k) Plan of $137, $86 and $57 in 1997, 1996 and 1995, respectively.

13.  INCOME TAXES

     The provision for income taxes includes income taxes currently payable and those deferred due to temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Prior to March 30, 1995, certain of JDA's predecessor companies elected S Corporation status. As a result, the Company's statement of income for the first quarter of 1995 does not contain a provision for federal income taxes. Pro forma income tax provisions have been provided for 1995

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES to present the tax provision that would have been recorded had all income been taxable to JDA. The components of the income tax provision included in the consolidated statements of operation are as follows:

                                                                   1995
                                         1997      1996     -------------------
                                        ACTUAL    ACTUAL    ACTUAL    PRO FORMA
                                        ------    ------    ------    ---------
Current:
  Federal.............................  $5,185    $3,152    $1,354     $2,410
  State...............................   1,539       750       320        362
  Foreign.............................   2,040     1,169       140        140
                                        ------    ------    ------     ------
     Total current....................   8,764     5,071     1,814      2,912
                                        ------    ------    ------     ------
Deferred:
  Federal.............................    (378)     (184)     (299)      (236)
  State...............................     (75)      (41)      (53)       (42)
  Foreign.............................      --       270                   35
                                        ------    ------    ------     ------
     Total deferred...................    (453)       45      (317)      (243)
                                        ------    ------    ------     ------
          Total provisions............  $8,311    $5,116    $1,497     $2,669
                                        ======    ======    ======     ======

     Income tax expense differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

                                                                   1995
                                         1997      1996     -------------------
                                        ACTUAL    ACTUAL    ACTUAL    PRO FORMA
                                        ------    ------    ------    ---------
Federal statutory rate................  $7,272    $4,351    $2,404     $2,404
Research and development credit.......      --       (30)      (30)       (30)
Record deferred income taxes..........      --        --      (260)        --
Foreign and state income taxes........     990       800       274        384
S Corporation benefit.................      --        --      (802)        --
Other.................................      49        (5)      (89)       (89)
                                        ------    ------    ------     ------
          Total.......................  $8,311    $5,116    $1,497     $2,669
                                        ======    ======    ======     ======

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

     The income tax effects of temporary differences that give rise to the Company's deferred income tax assets and liabilities are as follows:

                                                            1997                      1996
                                                   ----------------------    ----------------------
                                                   CURRENT    NON-CURRENT    CURRENT    NON-CURRENT
                                                   -------    -----------    -------    -----------
Deferred tax asset:
  Non-deductible accruals and reserves...........  $  541       $   --        $558        $   --
  Deferred revenue...............................     595           --         203            --
  Carryovers.....................................      --           91          --            --
  Foreign translation adjustment.................      --          203          --            --
  Other..........................................      54           --          83            18
                                                   ------       ------        ----        ------
          Total..................................   1,190          294         844            18
Deferred tax liability:
  Tax over book depreciation.....................      --         (492)         --          (240)
  Foreign translation adjustment.................      --           --          --          (292)
  Other..........................................      --          (24)        (58)           --
                                                   ------       ------        ----        ------
          Total..................................  $1,190       $ (222)       $786        $ (514)
                                                   ======       ======        ====        ======

14.  EARNINGS PER SHARE

     Earnings per share is calculated as follows:

                                                 1997       1996       1995
                                                -------    -------    -------
Net income....................................  $12,466    $ 7,680    $ 4,401
                                                -------    -------    -------
Shares -- Basic earnings per share............   13,078     12,010     10,952
Dilutive effect of common stock equivalents...       31         --         --
                                                -------    -------    -------
Shares -- Diluted earnings per share..........   13,109     12,010     10,952
                                                =======    =======    =======
Basic earnings per share......................  $   .95    $   .64    $   .42
                                                =======    =======    =======
Diluted earnings per share....................  $   .95    $   .64    $   .42
                                                =======    =======    =======

     The net income and per share data shown for 1995 give effect to the Company's reorganization. See Note 2.

15.  BUSINESS SEGMENTS, GEOGRAPHIC DATA AND MAJOR CUSTOMERS

     The Company operates exclusively in one industry segment, providing global enterprise-wide software applications and support services to retail sales organizations. The Company operates in five geographic

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES regions, the United States, Europe, Asia, Canada and Latin America. The following is a summary of local operations by geographic area for the three-year period ended December 31, 1997:

                                                 1997       1996       1995
                                                -------    -------    -------
Revenues:
  United States...............................  $50,697    $30,310    $20,923
  Europe......................................   26,937      8,643      7,298
  Asia........................................    8,796      3,923      2,072
  Canada......................................    7,842      3,455         --
  Latin America...............................    6,561      4,777      2,435
  Sales and Transfers between regions.........   (9,062)    (3,268)    (2,644)
                                                -------    -------    -------
          Total revenues......................  $91,771    $47,840    $30,084
                                                =======    =======    =======
Income from operations:
  United States...............................  $10,786    $ 7,346    $ 5,213
  Europe......................................    3,448        414        521
  Asia........................................      320        113          7
  Canada......................................    1,839      1,416         --
  Latin America...............................    2,977      2,988      1,763
                                                -------    -------    -------
          Total income from operations........  $19,370    $12,277    $ 7,504
                                                =======    =======    =======

     No individual customer accounted for more than 10% of the Company's revenues in the three years ended December 31, 1997. Product development expenses for the three years ended December 31, 1997 of $11,364, $6,478 and $3,512, respectively, are reflected in the United States results.

                                                 1997       1996       1995
                                                -------    -------    -------
Identifiable assets:
  United States ..............................  $50,981    $43,296    $22,272
  Europe......................................   26,097     11,275      4,771
  Asia........................................    3,124      1,343        752
  Canada......................................    2,718      3,076         --
  Latin America...............................      282         66         --
                                                -------    -------    -------
          Total identifiable assets...........  $83,202    $59,056    $27,795
                                                =======    =======    =======

16.  QUARTERLY DATA (UNAUDITED)

     The following table presents selected unaudited quarterly operating results for the two-year period ended December 31, 1997. JDA believes that all necessary adjustments have been included in the amounts shown below to present fairly the related quarterly results.

                                                                  1997
                                           ---------------------------------------------------
                                            FIRST     SECOND      THIRD     FOURTH
                                           QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                           -------    -------    -------    -------    -------
Revenues.................................  $16,844    $21,097    $23,675    $30,155    $91,771
Income from operations...................    3,499      3,954      5,109      6,808     19,370
Net income...............................    2,313      2,590      3,259      4,304     12,466
Basic earnings per share.................  $   .18    $   .20    $   .25    $   .33    $   .95
Diluted earnings per share...............  $   .18    $   .20    $   .25    $   .33    $   .95

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

                                                                  1996
                                           ---------------------------------------------------
                                            FIRST     SECOND      THIRD     FOURTH
                                           QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                           -------    -------    -------    -------    -------
Revenues.................................  $ 9,404    $10,436    $12,514    $15,486    $47,840
Income from operations...................    2,433      2,428      3,311      4,105     12,277
Net income...............................    1,427      1,559      2,088      2,606      7,680
Basic earnings per share.................  $   .13    $   .13    $   .17    $   .21    $   .64
Diluted earnings per share...............  $   .13    $   .13    $   .17    $   .21    $   .64

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          JDA SOFTWARE GROUP, INC.

                                          By:     /s/ BRENT W. LIPPMAN
                                            ------------------------------------
                                                      Brent W. Lippman
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

Date: March 31, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 30, 1998 by the following persons in the capacities indicated.

                      SIGNATURE                                              TITLE
                      ---------                                              -----

                /s/ BRENT W. LIPPMAN                     Chief Executive Officer and Director
-----------------------------------------------------      (Principal Executive Officer)
                  Brent W. Lippman

               /s/ KRISTEN L. MAGNUSON                   Senior Vice President and Chief Financial
-----------------------------------------------------      Officer (Principal Financial and Accounting
                 Kristen L. Magnuson                       Officer)

               /s/ JAMES D. ARMSTRONG                    Co-Chairman of the Board
-----------------------------------------------------
                 James D. Armstrong

               /s/ FREDERICK M. PAKIS                    Co-Chairman of the Board
-----------------------------------------------------
                 Frederick M. Pakis

                 /s/ KURT R. JAGGERS                     Director
-----------------------------------------------------
                   Kurt R. Jaggers

                /s/ CRAWFORD L. COLE                     Director
-----------------------------------------------------
                  Crawford L. Cole

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                            DESCRIPTION OF DOCUMENT
 -------                            -----------------------
 3.1*        --   Second Restated Certificate of Incorporation of the Company.
 3.2*        --   Bylaws.
 4.1*        --   Specimen Common Stock certificate.
 4.2*(1)     --   Stock Redemption Agreement among the Company, James D.
                  Armstrong and Frederick M. Pakis dated March 30, 1995.
10.1*(1)     --   Form of Indemnification Agreement.
10.2*(1)     --   1995 Stock Option Plan, as amended, and form of agreement
                  thereunder.
10.3*(1)     --   1996 Stock Option Plan and forms of agreement thereunder.
10.4+(1)     --   1996 Employee Stock Purchase Plan, as amended, and form of agreement thereunder.
10.5*(1)     --   1996 Outside Directors Stock Option Plan and forms of
                  agreement thereunder.
10.6*(1)     --   Employment Agreement between James D. Armstrong and JDA
                  Software, Inc. dated March 30, 1995, as amended.
10.7*(1)     --   Employment Agreement between Frederick M. Pakis and JDA
                  Software, Inc. dated March 30, 1995, as amended.
10.8*        --   Employment Agreement between James L. Smith and JDA
                  Software, Inc. dated March 30, 1995, as amended.
10.9*(1)     --   Employment Agreement between Thomas M. Proud and JDA
                  Software, Inc. dated November 13, 1995.
10.10+       --   Lease Agreement between The Manufacturers Life Insurance
                  Company and JDA Software Canada Ltd. (formerly known as JDA
                  Software Services Ltd.) dated December 6, 1995 (North York,
                  Ontario).
10.11*(1)    --   Series A Preferred Stock and Common Stock Exchange Agreement
                  among the Company, James D. Armstrong, Frederick M. Pakis,
                  James L. Smith and the purchasers named therein dated March
                  30, 1995.
10.12*       --   Assignment and Assumption Agreement regarding Master Lease between Pacific Atlantic Systems Leasing, Inc. and JDA
                  Software, Inc. and Consent of Paradise Partners Limited
                  Partnership to Assignment, dated March 17, 1995 (Phoenix,
                  Arizona).
10.13*(1)    --   Lease Agreement between Pakis-Armstrong Venture and JDA
                  Software, Inc. dated January 1, 1996 (Scottsdale, Arizona).
10.14*       --   Lease Agreement between Holly Pond Associates Limited
                  Partnership and JDA Software, Inc. dated June 16, 1993
                  (Stamford, Connecticut).
10.15*       --   Lease Agreement between Woodhill Associates and JDA
                  Software, Inc. dated July 10, 1992 and First Lease Amendment between Metropolitan Life Insurance Company, successor in
                  interest to Woodhill Associates, and JDA Software, Inc.
                  dated May 16, 1995 (Norcross, Georgia).
10.16*       --   Lease Agreement between The Port of Singapore Authority and
                  JDA Asia Pte Ltd. dated September 12, 1995 (Singapore).
10.17*       --   Lease Agreements between Skanda Developments Limited and JDA
                  Software Services Ltd. (predecessor to JDA International
                  Ltd.) dated June 25, 1991 (England).
10.18*       --   Lease Agreement between BBS Business -- Fund Buroservice in
                  Niederrad GmbH and JDA Software GmbH dated July 4, 1995
                  (Germany).
10.19*#      --   License Agreement between Uniface Corporation and JDA
                  Software, Inc. dated February 9, 1994.
10.20*#      --   Standard Value-Added Reseller Agreement between Uniface
                  Corporation and JDA Software, Inc. dated February 9, 1994
10.21***     --   Acquisition and Exchange Agreement among the Company and the
                  Shareholders of JDA Software Services Ltd. dated August 15,
                  1996.
10.22*(1)    --   Promissory Notes of the Company payable to James D.
                  Armstrong, Frederick M. Pakis and James L. Smith dated March
                  30, 1995.
10.23*(1)    --   Promissory Notes of JDA Software, Inc. payable to James D.
                  Armstrong and Frederick M. Pakis, guaranteed by the Company, dated March 29, 1995.

 EXHIBIT
  NUMBER                            DESCRIPTION OF DOCUMENT
 -------                            -----------------------
10.24*(1)    --   Promissory Notes of JDA Worldwide, Inc. payable to James D.
                  Armstrong and Frederick M. Pakis, guaranteed by the Company, dated March 29, 1995.
10.25*(1)    --   JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as
                  amended effective January 1, 1995.
10.26+       --   Business Loan Agreement between Bank of America Arizona and
                  JDA Software, Inc. dated June 17, 1996.
10.27**(1)   --   Second Amendment to Employment Agreement between James D.
                  Armstrong and JDA Software, Inc. dated April 23, 1996.
10.28**(1)   --   Second Amendment to Employment Agreement between Frederick
                  M. Pakis and JDA Software, Inc. dated April 23, 1996.
10.29**      --   Second Amendment to Employment Agreement between James L.
                  Smith and JDA Software, Inc. dated April 23, 1996.
10.30+       --   Lease Agreement between Oxford Development Group, Inc. and
                  JDA Software Canada Ltd. (formerly known as JDA Software
                  Services Ltd.) dated July 11, 1994 (Calgary, Alberta).
10.31++      --   Sale and Purchase Agreement between Skanda Developments
                  Limited and JDA International Ltd. dated November 12, 1996.
21.1         --   Subsidiaries of the Registrant.
23.1         --   Consent of Independent Auditors.
27.1         --   Financial Data Schedule -- Fiscal Year End 1997.
27.2         --   Financial Data Schedule -- Quarters 1, 2 and 3 of 1997.
27.3         --   Financial Data Schedule -- Fiscal Year End 1996 and Quarters
                  1, 2 and 3 of 1996.

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

 *** Incorporated by reference to the Company's Current Report on Form 8-K dated
     August 15, 1996, as filed on August 30, 1996.

   + Incorporated by reference to the Company's Registration Statement on Form
     S-1 (File No. 333-15659), declared effective on November 21, 1996.

  ++ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed on March 31, 1997.

   # Confidential treatment has been granted as to part of this exhibit.

 (1) Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.