Form 10-Q
period 1998-03-31
JDA SOFTWARE GROUP INC
filed 1998-04-27
CIK 1006892

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 13,320,957 as of April 15, 1998.

                            JDA SOFTWARE GROUP, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                        PAGE NO.

PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  March 31, 1998 and December 31, 1997                         3

                  Condensed Consolidated Statements of Income
                  for the Three Months Ended March 31, 1998 and 1997           4

                  Condensed Consolidated Statements of Cash Flows for
                  the Three Months Ended March 31, 1998 and 1997               5

                  Notes to Interim Condensed Consolidated Financial Statements 6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          7

PART II:  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                            19

         Signature                                                            20

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                            JDA SOFTWARE GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (unaudited)

                                                                                 MARCH 31,      DECEMBER 31,
                                                                                   1998            1997
                                                                                 --------        --------
    CURRENT ASSETS:
           Cash and cash equivalents                                             $ 31,897        $ 27,304
           Accounts receivable, net                                                33,721          32,444
           Deferred tax asset                                                       1,202           1,190
           Prepaid expenses and other current assets                                2,830           2,471
                                                                                 --------        --------
                   Total current assets                                            69,650          63,409

    PROPERTY AND EQUIPMENT, NET                                                    18,842          16,071

    GOODWILL, NET                                                                   3,658           3,722
                                                                                 --------        --------
           Total assets                                                          $ 92,150        $ 83,202
                                                                                 ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
           Accounts payable                                                      $  4,462        $  3,076
           Accrued expenses and other liabilities                                   6,942           8,181
           Income taxes payable                                                       823             668
           Deferred revenue                                                         2,046           3,058
           Current portion of capital lease obligations                                44              42
                                                                                 --------        --------
                   Total current liabilities                                       14,317          15,025

    CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                                    35              45
    DEFERRED TAX LIABILITY                                                            234             222
                                                                                 --------        --------
           Total liabilities                                                       14,586          15,292
                                                                                 --------        --------
    STOCKHOLDERS' EQUITY:
              Preferred stock, $.01 par value.  Authorized 2,000,000
                 Shares; None issued or outstanding                                  --              --
           Common stock, $.01 par value. Authorized 18,000,000
                 Shares; Issued and outstanding 13,318,781 and 13,151,246,
                 respectively                                                         133             132
           Additional paid in capital                                              71,930          65,966
           Retained earnings                                                        5,601           2,117
           Accumulated other comprehensive income (loss)                             (100)           (305)
                                                                                 --------        --------
                   Total stockholders' equity                                      77,564          67,910
                                                                                 --------        --------
             Total liabilities and stockholders' equity                          $ 92,150        $ 83,202
                                                                                 ========        ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            JDA SOFTWARE GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                           1998           1997
                                                          -------        -------
REVENUES:
  Software licenses                                       $12,049        $ 7,866
  Consulting, maintenance and other services               18,844          8,978
                                                          -------        -------
        Total revenues                                     30,893         16,844
                                                          -------        -------
COST OF REVENUES:
  Software licenses                                           505            200
  Consulting, maintenance and other services               13,844          6,704
                                                          -------        -------
        Total cost of revenues                             14,349          6,904
                                                          -------        -------
GROSS PROFIT                                               16,544          9,940
                                                          -------        -------
OPERATING EXPENSES:
  Product development                                       4,279          2,235
  Sales and marketing                                       3,896          2,517
  General and administrative                                3,123          1,689
                                                          -------        -------
        Total operating expenses                           11,298          6,441
                                                          -------        -------
INCOME FROM OPERATIONS                                      5,246          3,499
  Other income                                                329            356
                                                          -------        -------
INCOME BEFORE INCOME TAXES                                  5,575          3,855
  Provision for income taxes                                2,091          1,542
                                                          -------        -------
NET INCOME                                                $ 3,484        $ 2,313
                                                          =======        =======
BASIC AND DILUTED EARNINGS PER SHARE                      $  0.26        $  0.18
                                                          =======        =======
SHARES USED TO COMPUTE:
  Basic earnings per share                                 13,236         13,007
                                                          =======        =======
  Diluted earnings per share                               13,579         13,168
                                                          =======        =======

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            JDA SOFTWARE GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                            1998            1997
                                                                                          --------        --------
OPERATING ACTIVITIES:
  Net income                                                                              $  3,484        $  2,313
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                           1,152             369
     Provision for doubtful accounts                                                            49               7
     Deferred income taxes                                                                      --            (105)
  Changes in assets and liabilities:
     Accounts receivable                                                                    (1,326)         (1,147)
     Prepaid expenses and other current assets                                                (359)           (213)
     Accounts payable                                                                        1,386            (862)
     Accrued and other liabilities                                                          (1,239)           (577)
     Income taxes payable                                                                      155             468
     Deferred revenue                                                                       (1,012)           (213)
                                                                                          --------        --------
        Net cash provided by operating activities                                            2,290              40
INVESTING ACTIVITIES:
  Purchase of property and equipment                                                        (3,859)         (1,261)
                                                                                          --------        --------
        Net cash used in investing activities                                               (3,859)         (1,261)
                                                                                          --------        --------
FINANCING ACTIVITIES:
  Issuance of common stock - stock option plan                                               3,780            --
  Issuance of common stock - employee stock purchase plan                                      434             739
  Tax benefit - stock options and employee stock purchase plan                               1,751            --
  Payments on capital lease obligations                                                         (8)            (35)
                                                                                          --------        --------
        Net cash provided by financing activities                                            5,957             704
                                                                                          --------        --------
Effect of exchange rates on cash                                                               205            (221)
                                                                                          --------        --------
Net increase(decrease) in cash and cash equivalents                                          4,593            (738)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              27,304        $ 30,986
                                                                                          --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $ 31,897        $ 30,248

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
        Interest                                                                          $   --          $      7
                                                                                          ========        ========
        Income taxes                                                                      $     71        $    955
                                                                                          ========        ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            JDA SOFTWARE GROUP, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2. COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") effective January 1, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three months ended March 31, 1998 and 1997 are as follows:

                                                      Three months ended March 31,
                                                         1998            1997
                                                        ------          -------
Comprehensive income:
      Net income                                        $3,484          $ 2,313
      Other comprehensive income (loss) -
         Foreign currency adjustment                       205             (221)
                                                        ------          -------
              Comprehensive income                      $3,689          $ 2,092
                                                        ======          =======

3. EARNINGS PER SHARE

         Shares used in the earnings per share calculation are as follows:

                                                       Three months ended March 31,
                                                           1998            1997
                                                         -------         -------
Shares - Basic earnings per share ..............          13,236          13,007
Dilutive effect of common stock equivalents ....             343             161
                                                         -------         -------
Shares - Diluted earnings per share ............          13,579          13,168
                                                         =======         =======

3. SEGMENT DISCLOSURES

         The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. ("SFAS No. 131") effective January 1, 1998. SFAS No. 131 requires public companies to report certain information about operating segments in their financial statements, and establishes related disclosures about products and services, geographic areas and major customers. SFAS No. 131 does not need to be applied to interim financial statements in the initial year of application; however, comparative information for interim periods in the initial year of application will be reported in the financial statements for interim periods in fiscal 1999.

PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussion containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Overview," "Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997," "Liquidity and Capital Resources," and "Certain Risks." Actual results for future periods could differ materially from those discussed in this report on Form 10-Q as a result of the various risks and uncertainties discussed herein.

OVERVIEW

         JDA Software Group, Inc. ("JDA" or the "Company") is a leading international provider of integrated enterprise-wide software products and services that address the mission-critical management information needs of the retail supply chain. The Company's products include: merchandising, financial and decision support systems at the corporate level; point-of-sale, back office and distributed processing applications at the store level; and warehouse management and logistics systems at the distribution level. JDA also offers a wide range of professional services through its consulting and customer support organizations, including project management, system planning, design and implementation, custom modifications, training and support services.

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

         JDA has historically derived the majority of its revenues from software licenses and consulting, maintenance and other services relating to MMS. Total revenues from the MMS product line represented 50% of the Company's total revenues during the three months ended March 31, 1998 as compared with 56%, 80% and 91% in fiscal years 1997, 1996 and 1995, respectively. Although the Company expects MMS revenues to continue to represent a significant portion of total revenues for the foreseeable future, MMS revenues as a percentage of total revenues may continue to decline as a result of the increased revenues attributable to the Company's newer product lines, particularly ODBMS and Win/DSS.

         Software license revenues and consulting, maintenance and other services revenues represented 39% and 61%, respectively, of JDA's total revenues during the three months ended March 31, 1998, as compared with 46% and 54%, respectively in fiscal year 1997, and 51% and 49%, respectively, in fiscal years 1996 and 1995. Consulting, maintenance and other services revenues are derived from a range of services, including system design and implementation and, to a lesser extent, software maintenance and support, and training. During the past two years, the Company has accelerated the growth of its services organization in anticipation of an increased mix of consulting, maintenance and other services revenues in both domestic and international markets, and continued market acceptance of its newer client/server product lines, which require longer implementation cycles. The Company believes its ability to offer a wide range of professional services provides it with a competitive advantage as well as additional revenue streams. Consulting, maintenance and other services revenues are generally more predictable and generate significantly lower gross margins than software revenues. In addition, consulting, maintenance and other services costs tend to be higher during periods of rapid expansion, particularly with the opening of new international offices where initial recruiting costs, training and other start-up expenses must be incurred in advance of anticipated revenues, and as a result of the reduced labor efficiencies associated with the introduction of products to a new customer base.

         The Company has pursued a strategy of addressing international markets by developing localized versions of its products and establishing international subsidiaries with direct sales and consulting capabilities. International revenues, which include revenues from international subsidiaries and export sales, represented 48% of total revenues for the three months ended March 31, 1998, and 55%, 43% and 39% of total revenues in fiscal years 1997, 1996 and 1995, respectively. Consulting, maintenance and other services in support of international software licenses typically have lower gross margins than those achieved domestically due to generally lower prevailing billing rates and/or higher costs in certain of the Company's international markets. Therefore, significant growth in the Company's international operations may result in further declines in gross margins on consulting, maintenance and other services.

         The Asia/Pacific region encountered unstable local economies and significant devaluation in its currencies during the last six months of 1997 and continuing into 1998. The economic situation in the region has resulted in slower payment of outstanding receivable balances and various requests for extended or modified payment terms. This region represented 4% of the Company's revenues for the three months ended March 31, 1998 and less than 10% of revenues and 2% of income from operations during fiscal year 1997. Asia/Pacific receivables, net of reserves, were approximately 9% of the Company's total net receivables at March 31, 1998. To the extent the Asia/Pacific region grows in importance to the Company, or that the factors affecting the region begin to adversely affect retailers in other geographic locations, the Company's business, operating results and financial condition could be adversely affected.

         To the extent the Company's international operations expand, the Company expects that an increasing portion of its international software license and consulting, maintenance and other services revenues will be denominated in foreign currencies, subjecting the Company to fluctuations in foreign currency exchange rates. Historically, the Company's operations have not been materially adversely affected by fluctuations in foreign currency exchange rates, and the Company has not engaged in foreign currency hedging transactions. However, as the Company continues to expand its international operations, exposures to gains and losses on foreign currency transactions may increase. The Company may choose to limit such exposure by entering into forward foreign exchange contracts or engaging in similar hedging strategies. There can be no assurance that any currency exchange strategy would be successful in avoiding exchange-related losses. In addition, revenues of the Company earned in various countries where the Company does business may be subject to taxation by more than one jurisdiction, thereby adversely affecting the Company's earnings.

         Prior to 1998, the Company recognized revenue in accordance with the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 91-1, Software Revenue Recognition ("SOP 91-1"). Under SOP 91-1, software license revenue is recognized upon the shipment of the product if collection is probable and the Company's remaining obligations under the license agreement are insignificant. Consulting services are generally billed on an hourly basis and revenues are recognized as the work is performed. Maintenance revenues from ongoing customer support are billed on a monthly basis and recorded as revenue in the applicable month. The AICPA has recently adopted Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2"), that supersedes SOP 91-1. The Company adopted SOP 97-2 effective January 1, 1998. The adoption of SOP 97-2 did not have a significant impact on the Company's financial statements for the three months ended March 31, 1998. However, there can be no assurance that subsequent interpretations of this pronouncement by the Company's independent auditors or the Securities and Exchange Commission will not modify the Company's revenue recognition policies, or that such modifications will not have a material adverse effect on the operating results reported in any particular quarter. There can be no assurance that the Company will not be required to adopt changes in its software licensing or services practices to conform to SOP 97-2, or that such changes will not result in delays or cancellations of potential sales of the Company's products.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         REVENUES

         Total revenues for the three months ended March 31, 1998 were $30.9 million, an increase of 83% over the $16.8 million reported in the comparable prior year period. Revenues consist of software licenses and consulting, maintenance and other services, which represented 39% and 61%, respectively, of total revenues during the three months ended March 31, 1998, and 47% and 53%, respectively in the comparable prior year period.

         Software Licenses. Software license revenues for the three months ended March 31, 1998 were $12.0 million, an increase of 53% over the $7.9 million reported in the comparable prior year period. Domestic and international software license revenues increased 106% and 12%, respectively, between the comparable periods. These increases resulted primarily from the Company's worldwide expansion of its sales and marketing staff, an increase in domestic sales of the MMS product line between such periods, and incremental sales of ODBMS and Retail IDEAS over the comparable prior year period.

         Consulting, Maintenance and Other Services. Consulting, maintenance and other services revenues for the three months ended March 31, 1998 were $18.8 million, an increase of 110% over the $9.0 million reported in the comparable prior year period. This increase resulted from increased software license sales and the introduction of client/server products that require longer implementation cycles. Although domestic consulting, maintenance and other services revenues increased 88% between the comparable periods, nearly 60% of total revenue growth occurred in the Company's international markets where the comparative increase was 135%.

         COST OF REVENUES

         Cost of software licenses was $505,000 for the three months ended March 31, 1998 and $200,000 in the comparable prior year period. Cost of software licenses represented 4% and 3% of software license revenues in the respective periods. The increase between such periods reflects the higher costs associated with ODBMS and Retail IDEAS that incorporate software technology licensed from third party suppliers. Consulting, maintenance and other services costs for the three months ended March 31, 1998 were $13.8 million, an increase of 107% over the $6.7 million reported in the comparable prior year period. The Company has expanded its consulting and customer support organizations as a result of, and in anticipation of continued increased sales of new software licenses and increased demand from the existing client base for additional support and professional services. The Company increased the number of personnel in its consulting, maintenance and other services organization by 90% between the comparable periods, and as of March 31, 1998 the Company had approximately 500 employees involved in these functions. The Company anticipates that the dollar amount of consulting, maintenance and other services will continue to increase as the Company expands its operations.

         GROSS PROFIT

         Gross profit for the three months ended March 31, 1998 was $16.5 million, an increase of 66% over the $9.9 million reported in the comparable prior year period. Gross profit as a percentage of total revenues decreased from 59% in the three months ended March 31, 1997 to 54% in the comparable current year period. This decrease was primarily attributable to an increase in consulting, maintenance and other services revenues as a percentage of total revenues from 53% to 61% between the comparable periods. The Company did, however, increase gross margin on consulting, maintenance and other services revenues between the comparable periods from 25% in 1997 to 27% in 1998. The increase results from improved utilization rates and economies of scale between periods. There can be no assurance that the Company will successfully maintain or improve consulting, maintenance and other services margins, and such margins could be materially, adversely affected if revenues were to fall short of expectation, or if other factors were to significantly affect the utilization rates of the service personnel. Other factors include the continued rapid expansion of the Company's consulting infrastructure and the resulting high front-end recruiting, training and downtime costs, and the higher costs associated with the continued or increased use of outside contractors in international markets such as the United Kingdom to service the increased demand for installation work. The Company currently anticipates that quarterly consulting, maintenance and other services revenues as a percentage of total revenues will increase in 1998 compared to 1997, and accordingly, that overall gross profit as a percentage of total revenues will be reduced as a result of the significantly lower gross margins associated with consulting, maintenance and other services as compared to software licenses.

         OPERATING EXPENSES

         Product Development. Product development expenses for the three months ended March 31, 1998 were $4.3 million, an increase of 91% over the $2.2 million reported in the comparable prior year period. Product development expenses as a percentage of total revenues increased between the comparable periods from 13% in 1997 to 14% in 1998. The Company increased its product development staff by 36% between the comparable periods to continue development efforts on ODBMS, Win/DSS, Retail IDEAS, and WCC, and to make further enhancements to the

MMS product line. In addition, certain product development activities were conducted by the Company's services organization and by outside contractors during the three months ended March 31, 1998. Such activities were conducted primarily by the Company's internal product development staff in the comparable prior year period. The Company believes that a strong commitment to product development will be required in order to remain competitive. JDA has identified certain functions and design features in connection with early installations of ODBMS that it plans to add to the base code in order to shorten the deployment cycle and increase customer satisfaction. The Company currently expects product development expenses in 1998 to be between $18 million and $19 million as it incorporates these features into the ODBMS product and adds similar improvements to Win/DSS and other product lines. The Company believes its current process for developing software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

         Sales and Marketing. Sales and marketing expenses for the three months ended March 31, 1998 were $3.9 million, an increase of 55% over the $2.5 million reported in the comparable prior year period. Sales and marketing expenses as a percentage of total revenues decreased between the comparable periods from 15% in 1997 to 13% in 1998 due to the significant increase in total revenues. The increase in absolute dollars resulted from the Company's increased sales and marketing presence in both domestic and international markets. The Company increased its sales and marketing staff from 52 at March 31, 1997 to 76 at March 31, 1998. The Company anticipates that sales and marketing expenses may continue to increase in absolute dollars as the Company expands its operations.

         General and Administrative. General and administrative expenses for the three months ended March 31, 1998 were $3.1 million, an increase of 85% over the $1.7 million reported in the comparable prior year period. General and administrative expenses as a percentage of total revenues were 10% in each of the comparable periods. The increase in absolute dollars results from the addition of administrative personnel to support the Company's domestic and international growth. The Company anticipates that general and administrative expenses may continue to increase in absolute dollars as the Company expands its operations.

         PROVISION FOR INCOME TAXES

         The Company's effective income tax rate was 38% for the three months ended March 31, 1998 compared with a rate of 40% in the comparable prior year period. This rate reflects statutory federal, state and foreign tax rates, partially offset by a reduction for research and development expense tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through cash generated from operations and public sales of equity securities and, to a lesser extent, borrowings under its bank line of credit. The Company had working capital of $55.3 million at March 31, 1998 compared with $48.4 million at December 31, 1997. Cash and cash equivalents at March 31, 1998 were $31.9 million, an increase of $4.6 million from the $27.3 million reported at December 31, 1997.

         Operating activities provided cash of $2.3 million and $40,000 during the three months ended March 31, 1998 and 1997, respectively. Cash provided by operating activities increased in 1998 primarily due to $3.5 million in net income. The Company had net accounts receivable of $33.7 million and $32.4 million at March 31, 1998 and December 31, 1997, respectively, which represented 98 days and 99 days of sales outstanding ("DSOs"). DSOs have historically been higher in the second and third quarters of each fiscal year, as a result, the Company believes, of the seasonal cash flow requirements of its retail customers. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including seasonality, shifts in customer buying patterns, the underlying mix of products and services, and the geographic concentration of revenues.

         Investing activities utilized cash of $3.9 million and $1.3 million during the three months ended March 31, 1998 and 1997, respectively. The activity in both periods represents capital expenditures to support the Company's growth.

         Financing activities provided cash of $6.0 million and $704,000 during the three months ended March 31, 1998 and 1997, respectively. The activity in both periods consists primarily of proceeds from the issuance of stock and related tax benefits.

         Changes in the currency exchange rates of the Company's foreign operations had the effect of increasing cash by $205,000 during the three months ended March 31, 1998 and reducing cash by $221,000 in the three months ended March 31, 1997. The Company did not enter into any foreign exchange contracts or engage in similar hedging strategies during either of these periods.

         The Company may in the future pursue additional acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand the Company's business. Any material acquisition or joint venture could result in a decrease to the Company's working capital depending on the amount, timing and nature of the consideration to be paid. In addition, any material acquisitions of complementary businesses, products or technologies could require the Company to obtain additional equity or debt financing. Although the Company is in negotiation for a credit facility which may include up to $35 million in funds which may be used for acquisitions by the Company, there can be no assurance that such financing will be available on acceptable terms, if at all.

         The Company maintains a $5.0 million line of credit with a commercial bank. The line of credit is collateralized by property and equipment, receivables and intangibles; accrues interest at the bank's reference rate, which approximates prime; and requires the Company to maintain certain current ratios and tangible net worth. The line of credit matures on July 1, 1998, and the Company intends to seek renewal at that time. There were no amounts outstanding on the line of credit as of March 31, 1998. The Company believes that its cash and cash equivalents, available borrowings under the bank line of credit and funds generated from operations will provide adequate liquidity to meet the Company's normal operating requirements for at least the next twelve months.

YEAR 2000 COMPLIANCE

         Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies in a very wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Significant uncertainty exists in the software and other industries concerning the scope and magnitude of problems associated with the century change. The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures, and has established a project team to assess the Year 2000 risks. The project team will coordinate the identification and implementation of changes to computer hardware and software applications that will ensure availability and integrity of the Company's financial systems and the reliability of its operational systems. The Company is also assessing the potential overall impact of the impending century change on the Company's business, operating results and financial condition.

         Based on the Company's assessment to date, the Company believes its current versions of its software products and services are "Year 2000 compliant," that is, they are capable of adequately distinguishing 21st century dates from 20th century dates. However, the Company believes some of the Company's customers are running earlier versions of the Company's software products that are not Year 2000 compliant, and the Company has been encouraging such customers to migrate to current product versions. Moreover, the Company's products are generally integrated into enterprise systems involving complicated software products developed by other vendors. The Company may in the future be subject to claims based on Year 2000 problems in others' products, custom modifications made by third parties to the Company's products, or issues arising from the integration of multiple products within an overall system. Although the Company has not been a party to any litigation or arbitration proceeding to date involving its products or services and related to Year 2000 compliance issues, there can be no assurance that the Company will not in the future be required to defend its products or services in such proceedings, or to negotiate resolutions of claims based upon Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, and any liability of the Company for Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company is currently reviewing its internal management information and other systems in order to identify and modify those products, services or systems that are not Year 2000 compliant. The total cost of these Year 2000 Compliance Activities has not been, and is not anticipated to be, material to the Company's financial condition or its operating results. These costs and the timing in which the Company plans to complete its Year 2000 Modification and testing procedures are based on management's best estimates. However, there can be no assurance that the Company will timely identify and remediate all significant Year 2000 problems, that remedial efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, operating results and financial condition.

         The Company also faces risk to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not comply with Year 2000 requirements. In the event any such third parties cannot timely provide the Company with products, services or systems that meet the Year 2000 requirements on a timely basis, or in the event Year 2000 issues prevent such third parties from timely delivery of products or services required by the Company, the Company's operating results could be materially adversely affected. Also, no assurance can be given that Year 2000 problems within the Company's prospective customer base of retail organizations will not result in the deferral or cancellation of such organizations' decisions to license and implement information systems such as those offered by the Company. To the extent Year 2000 issues cause significant delays, in or cancellation of, decisions to purchase the Company's products or services, the Company's business, operating results and financial condition would be materially adversely affected.

CERTAIN RISKS

         Variability in Quarterly Operating Results. The Company's quarterly operating results have varied and are expected to continue to vary in the future. These fluctuations may be caused by many factors, including: demand for the Company's products and services; the size and timing of individual sales; the lengthening of the Company's sales cycle; competitive pricing pressures; customer order deferrals in anticipation of new products; changes in the mix of products and services sold; the timing of introductions and enhancements of products by the Company or its competitors; market acceptance of new products; technological changes in platforms supporting the Company's products; changes in the Company's operating expenses; changes in the mix of domestic and international revenues; the Company's ability to complete fixed-price consulting contracts within budget; personnel changes; foreign currency exchange rate fluctuations; expansion of international operations; changes in the Company's strategies; and general industry and economic conditions. The Company's business has experienced, and is expected to continue to experience, some degree of seasonality due in large part to its retail customers' buying cycles. Specifically, within each fiscal year software license revenues have been highest in the fourth quarter. Further, the gross margin on software licenses is significantly greater than the gross margins on consulting, maintenance and other services. As a result, the Company's gross margin has fluctuated from quarter to quarter, and management expects that its gross margin may continue to fluctuate significantly based on revenue mix and seasonality.

         The Company's software products typically ship when contracts are signed. Consequently, software license backlog at the beginning of any quarter has represented only a small portion of that quarter's expected revenues. As a result, software license revenues in any quarter are difficult to forecast because such revenues are substantially dependent on agreements executed and the related shipment of software in that quarter. Moreover, the Company typically recognizes a substantial amount of its revenues in the last weeks or days of the quarter. The Company generally derives a significant portion of its quarterly software license revenues from a small number of relatively large sales. The timing of large individual sales is difficult to predict, and in some cases, large individual sales have occurred in quarters subsequent to those originally anticipated by the Company. The Company anticipates that the foregoing trends will continue. Any significant cancellation or deferral of customer orders, or the Company's inability to conclude license negotiations in the compressed time frame at the end of a fiscal quarter may have a material adverse effect on its operating results reported in any particular quarter.

         Further, the Company's expense levels are based on its expectations of future revenues. Since software license sales are typically accompanied by a significant amount of consulting, implementation and support services, the Company's consulting and support resources must be managed to meet anticipated software license revenues. As a result, service personnel are generally hired and trained in advance of anticipated software license revenues. If such revenues were to fall short of expectations, or if other factors were to significantly affect the utilization rates of the service personnel, the operating results reported in any particular quarter are likely to be adversely affected because a significant portion of the Company's expenses are not variable in the short-term, and cannot be quickly reduced to respond to any unexpected revenue shortfall.

         Prior to 1998, the Company recognized revenue in accordance with the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 91-1, Software Revenue Recognition ("SOP 91-1"). The AICPA has recently adopted Statement of Position No. 97-2, Software Revenue Recognition

("SOP 97-2"), that supersedes SOP 91-1. The Company adopted SOP 97-2 effective January 1, 1998. The adoption of SOP 97-2 did not have a significant impact on the Company's financial statements for the three months ended March 31, 1998. However, there can be no assurance that subsequent interpretations of this pronouncement by the Company's independent auditors or the Securities and Exchange Commission will not modify the Company's revenue recognition policies, or that such modifications will not have a material adverse effect on the operating results reported in any particular quarter. There can be no assurance that the Company will not be required to adopt changes in its software licensing or services practices to conform to SOP 97-2, or that such changes, if adopted, will not result in delays or cancellations of potential sales of the Company's products.

         Based on all of the foregoing, the Company believes that future revenues, expenses and operating results are likely to vary significantly from quarter to quarter. As a result, quarter to quarter comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, the Company believes it is likely that in some future quarter the Company's operating results may be below the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail, or are perceived to prevail, with respect to the Company's business or generally, the market price of the Common Stock would likely be materially adversely affected.

         Dependence on Retail Industry. The Company has derived substantially all of its revenues to date from the license of software products and related services to the retail industry, and its future growth is critically dependent on increased sales to the retail industry. The success of the Company's customers is intrinsically linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, the Company believes the license of its software products is relatively discretionary and generally involves a significant commitment of capital, which is often accompanied by large-scale hardware purchases or commitments. As a result, although the Company believes its products can assist retailers in a competitive environment, demand for the Company's products and services could be adversely affected by instability or downturns in the retail industry which may cause customers to exit the industry or delay, cancel or reduce any planned expenditures for information management systems and software products. The Company also believes that the retail industry is experiencing a period of increased consolidation, which has in the past and may in the future affect the demand for the Company's products. There can be no assurance that the Company will be able to continue its revenue growth or sustain its profitability on a quarterly or annual basis or that its operating results will not be adversely affected by future downturns in the retail industry. Any resulting decline in demand for the Company's products and services would have a material adverse effect on the Company's business, operating results and financial condition.

         Management of Growth. The Company's business has grown rapidly in recent years, with revenues increasing from $30.1 million in 1995 to $47.8 million in 1996 to $91.8 million in 1997. The Company's recent expansion has resulted in substantial growth in the number of its employees, the scope of its operating systems and the geographic distribution of its operations and customers. This recent rapid growth has placed, and if continued will continue to place, a significant strain on the Company's management and operations. The Company's ability to compete effectively and to manage future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information systems on a timely basis, to expand, train, motivate and manage its work force, in particular its direct sales force and consulting services organization, and to deal effectively with third-party systems integrators and consultants. Several of the Company's executive management personnel have only recently joined the Company. In addition, Brent
W. Lippman has only recently assumed the role of Chief Executive Officer. The Company's future growth and success depends in significant part upon the ability of the Company's executive management team to effectively manage the expansion of the Company's operations. There can be no assurance that the Company will be able to manage its recent or any future growth, and any failure to do so would have a material adverse effect on the Company's business, operating results and financial condition.

         The Company anticipates that continued growth, if any, will require it to recruit and hire a substantial number of new employees, including consulting and product development personnel, both domestically and abroad. The Company's ability to undertake new projects and increase revenues is substantially dependent on the availability of consulting personnel to assist in the design, planning and implementation of the Company's solutions. Consequently, the Company will not be able to continue to increase its business at historical rates without adding significant numbers of trained consulting personnel. Moreover, in the event the Company is unable to sufficiently increase its consulting capacity, the Company may be required to forego licensing opportunities or become increasingly dependent on systems integrators and professional consulting firms to provide implementation services for its products. Therefore, in anticipation of increasing its business the Company continues to significantly increase its consulting capacity. However, to the extent anticipated revenues fail to materialize following the hiring and training of new personnel, the Company's operating results would be adversely affected. The addition of significant numbers of new personnel requires the Company to incur significant start-up expenses, including procurement of office space and equipment, initial training costs and low utilization rates of new personnel. Such start-up expenses have in the past contributed and may in the future contribute to significant reductions in gross margin on consulting, maintenance and other services revenues and on overall gross margin. There can be no assurance that start-up expenses incurred in connection with the hiring of additional technical personnel will not result in a material adverse impact on the Company's future operating results.

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

         Limited Deployment of and Uncertain Market for New Software Products. The Company's newer software products, ODBMS, Win/DSS, Retail IDEAS and WCC, which are designed for open, client/server environments, have all been commercially released within the last 18 months. To date, only a limited number of customers have licensed or implemented the Company's client/server products. The market for these products is new and evolving, and the Company believes that retailers may generally be more cautious than other businesses in adopting client/server technologies. Consequently, it is difficult to assess or predict with any assurance the growth rate, if any, and size of the market for the Company's client/server products and there can be no assurance that this market will continue to develop. Potential and existing customers may find it difficult, or be unable, to successfully implement the Company's client/server products, or may not purchase such products for a variety of reasons, including: the customer's inability to obtain hardware, software, networking infrastructure, or sufficient internal staff required to implement, operate and maintain an open, client/server solution; the generally longer time periods and greater cost required to implement such products as compared to IBM AS/400-based products; and limited implementation experience with such products by the Company's service personnel or third-party implementation providers. Furthermore, the Company must overcome significant obstacles to successfully market its client/server solutions, including limited experience of the Company's sales and consulting personnel in the client/server market and limited existing reference accounts in this market. If the market for the Company's client/server products fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

         Product Concentration. The Company has historically derived the majority of its revenues from software licenses and consulting, maintenance and other services related to MMS. MMS revenues are in part dependent on continued vitality in and support by IBM of its AS/400 platform. Although the Company expects MMS revenues to continue to represent a significant portion of total revenues for the foreseeable future, MMS revenues as a percentage of total revenues may continue to decline as a result of the increased revenues attributable to the Company's newer software products, particularly ODBMS and Win/DSS. The life cycle of the MMS product line is difficult to estimate due largely to the potential effect of new products, applications and product enhancements, including those introduced by the Company, changes in the retail industry and future competition. Any decline in MMS revenues, as a result of competition, technological change, a decline in the market for or support of the IBM AS/400 platform, or other factors, to the extent not offset by increases in revenues from other products, would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that prospective purchasers of the Company's IBM AS/400-based products will respond favorably to the Company's future or enhanced software products or that the Company will continue to be successful in selling its software products or services in the IBM AS/400 market.

         International Operations. The Company's international revenues, which include revenues from international subsidiaries and export sales, represented 48% and 51% of total revenues for the three months ended March 31, 1998 and 1997, respectively, and 55%, 43% and 39% of total revenues in fiscal 1997, 1996 and 1995, respectively. The Company expects that international revenues will continue to account for a significant percentage of the Company's revenues for the foreseeable future. The Company anticipates that continued growth of its international operations will require the Company to recruit and hire a number of new consulting, sales and marketing and support personnel in the countries in which the Company has established or will establish offices. In addition, the Company has only limited experience in developing localized versions of its products and in marketing and distributing its products internationally. International introductions of the Company's products often require significant investment by the Company in advance of anticipated future revenues. The opening of new offices by the Company typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. There can be no assurance that the countries in which the Company operates will have a sufficient pool of qualified personnel from which the Company may hire, or that the Company will be successful at hiring, training or retaining such personnel. In addition, there can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products internationally. The inability of the Company to successfully expand its international operations in a timely manner could materially adversely affect the Company's business, operating results and financial condition.

         The Company's international business operations are subject to risks inherent in international activities, including unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles in certain countries, potentially adverse tax consequences, difficulties in staffing and managing geographically disparate operations, greater difficulty in safeguarding intellectual property, licensing and other trade restrictions, currency fluctuations, repatriation of earnings, the burdens of complying with a wide variety of foreign laws, and general economic conditions in international markets. In addition, consulting, maintenance and other services in support of international software licenses typically have lower gross margins than those achieved domestically due to generally lower prevailing billing rates and/or higher costs in certain of the Company's international markets. Accordingly, any significant growth in the Company's international operations may result in further declines in gross margins on consulting, maintenance and other services. To the extent the Company's international operations expand, the Company expects that an increasing portion of its international software license and consulting, maintenance and other services revenues will be denominated in foreign currencies, subjecting the Company to fluctuations in foreign currency exchange rates. The Company does not currently engage in foreign currency hedging transactions. However, as the Company continues to expand its international operations, exposures to gains and losses on foreign currency transactions may increase. The Company may choose to limit such exposure by entering into forward foreign exchange contracts or engaging in similar hedging strategies. There can be no assurance that any currency exchange strategy would be successful in avoiding exchange-related losses. In addition, revenues of the Company earned in various countries where the Company does business may be subject to taxation by more than one jurisdiction, thereby adversely affecting the Company's earnings.

         The Asia/Pacific region encountered unstable local economies and significant devaluation in its currencies during the last six months of 1997 and continuing into 1998. The economic situation in the region has resulted in slower payments of outstanding receivable balances and various requests for extended or modified payment terms. To date, this region has not represented a significant portion of the Company's revenues. However, to the extent the Asia/Pacific region grows in importance to the Company, or the factors affecting the region begin to adversely affect retailers in other geographic locations, the Company's business, operating results and financial condition could be materially adversely affected.

         Competition. The markets for retail information systems are highly competitive. The Company believes the principal competitive factors in such markets are product quality, reliability, performance and price, vendor and product reputation, retail industry expertise, financial stability, features and functions, ease of use and quality of support. A number of companies offer competitive products addressing certain of the Company's target markets. In the enterprise systems market, the Company competes with internally developed systems and with third-party developers such as Intrepid Systems ("Intrepid"), Island Pacific, Radius PLC, Retek (a subsidiary of HNC Software, Inc.), STS Systems and Richter Management Services. In addition, the Company believes that new market entrants may attempt to develop fully integrated enterprise level systems targeting the retail industry. In particular, SAP AG has announced the availability of an integrated client/server enterprise system competitive with the Company's products. In addition, Intrepid has announced the formation of a joint development and marketing relationship with PeopleSoft, Inc., a provider of enterprise applications software, to develop products that are expected to compete directly with ODBMS.

         In the in-store systems market, which is more fragmented than the enterprise systems market, the Company competes with major hardware original equipment manufacturers such as ICL, NCR and IBM, as well as software companies such as CRS Business Computers, Datavantage, STS Systems, Trimax and GERS Retail Systems. In the distribution and warehouse management systems market, the Company's WCC product competes with products from Catalyst International, Inc., EXE and McHugh Freeman. The Retail IDEAS product competes with products from Microstrategy and Intrepid, among other vendors. In the market for consulting services, the Company is pursuing a strategy of forming informal working relationships with leading retail systems integrators such as Andersen Consulting and Ernst & Young LLP. These integrators, as well as independent consulting firms such as the Global Services Division of IBM, also represent potential competition to the Company's consulting services group.

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

         Lengthy Implementation Process; Fixed-Price Service Contracts. The Company's software products are complex and perform or directly affect business-critical functions across many different functional and geographic areas of the enterprise. Consequently, implementation of the Company's software is a complex, lengthy process that involves a significant commitment of resources by the Company's customers and that is subject to a number of significant risks over which the Company has little or no control. The Company believes that implementation of the client/server versions of its products is likely to be more complex and require more time than implementation of its DOS-based and AS/400-based products. In addition, the Company's lack of experience in implementing its client/server-based products may contribute to the length of the implementation process. Delays in the completion of implementations of any of its software products, whether by the Company or its business partners, may result in customer dissatisfaction or damage to the Company's reputation and could have a material adverse effect on the Company's business, operating results and financial condition.

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

         Certain technology used by the Company's products is licensed from third parties, generally on a non-exclusive basis. These licenses generally require the Company to pay royalties and fulfill confidentiality obligations. The Company believes that alternative resources exist for each of the material components of technology licensed by the Company from third parties. However, the termination of any such licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delays in the Company's ability to sell certain of its products while it seeks to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Also, any such delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could result in a material adverse effect on the Company's operating results. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company's products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms, if at all.

         In the future, the Company may receive notices claiming that it is infringing the proprietary rights of third parties, and there can be no assurance that the Company will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Any such claim could be time consuming, result in costly litigation, cause product shipment delays or force the Company to enter into royalty or license agreements rather than dispute the merits of such claims. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others or require the Company to cease the marketing or use of certain products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. To the extent the Company desires or is required to obtain licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be made available on terms acceptable to the Company, if at all. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims against the Company, with or without merit as well as claims initiated by the Company against third parties, could be time consuming and expensive to defend, prosecute or resolve.

         Product Defects; Product Liability; Risk of Integration Difficulties. The Company's software products are highly complex and sophisticated and could, from time to time, contain design defects or software errors that could be difficult to detect and correct. In addition, implementation of the Company's products generally involves a significant amount of customer-specific customization, and may involve integration with systems developed by third parties. In particular, it is common for complex software programs, such as the Company's newer, client/server software products, to contain undetected errors when first released which are discovered only after the product has been implemented and used over time with different computer systems and in a variety of applications and environments. Despite extensive testing, the Company from time to time has discovered defects or errors in its products or custom modifications only after its systems have been used by many customers. In addition, the Company or its customers may from time to time experience difficulties integrating the Company's products with other hardware or software in the customer's environment that are unrelated to defects in the Company's products. There can be no assurance that errors in the Company's software products will not be discovered or, if discovered, that they will be successfully corrected on a timely basis, if at all. Further, there can be no assurance that such defects, errors or difficulties will not cause future delays in product introductions and shipments, result in increased costs and diversion of development resources, require design modifications or impair customer satisfaction with the Company's products. The Company's future business growth is substantially dependent on the continued development of market acceptance of its newer, client/server products. If customers experience significant problems with implementation of the Company's client/server products or are otherwise dissatisfied with the functionality or performance of such products, or if such products fail to achieve market acceptance for any reason, the Company's business, operating results and financial condition would be materially adversely affected.

         Since the Company's products may be used by its customers to perform mission-critical functions, design defects, software errors, misuse of the Company's products, incorrect data from external sources or other potential problems within or out of the Company's control that may arise from the use of the Company's products could result in financial or other damages to the Company's customers. Prior to 1997, the Company did not maintain product liability insurance. Although the Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential claims as well as any liabilities arising from such claims, such provisions may not effectively protect the Company against such claims and the liability and costs associated therewith. Accordingly, any such claim could have a material adverse effect on the Company's business, operating results and financial condition.

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

         Volatility of Market Price. The market price of the Common Stock has experienced large fluctuations which may be expected to continue. Future announcements concerning the Company or its competitors, quarterly variations in operating results, accounts receivable balances or aging, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of the Common Stock to fluctuate substantially. In addition, stock prices for many technology companies have fluctuated widely for reasons which have often been unrelated to the operating results of such companies. These fluctuations, as well as general economic, market and political conditions such as recessions or military conflicts, may materially and adversely affect the market price of the Common Stock.

         Acquisition Strategy. It is expected that the Company will grow internally and through strategic acquisitions in order, among other things, to expand the breadth and depth of its product suite and to build its professional services organization. The Company continually evaluates potential acquisitions of complementary businesses, products and technologies, including those which could be material in size and scope. Acquisition opportunities considered to date include private companies, public companies and divisions and product lines of companies with annual revenues that range from several million dollars to revenues comparable to those of the Company. Although there are no current commitments or agreements regarding any acquisitions, from time to time the Company has taken a number of actions with acquisition candidates in pursuit of various acquisition opportunities, including: engaged in preliminary discussions; exchanged nonpublic information; provided verbal and written expressions of interest; reviewed technological feasability; and made preliminary proposals regarding potential transaction structures and prices.

         Acquisitions involve a number of special risks, including diversion of management's attention to the assimilation of the operations and personnel of acquired businesses, and the integration of acquired businesses products and technologies into the Company's business and product offerings. Achieving the anticipated benefits of any acquisition will depend, in part, upon whether the integration of the acquired business, products or technology is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The difficulties of such integration may be increased by the necessity of coordinating geographically disparate organizations, the complexity of the technologies being integrated, and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. The inability of management to successfully integrate any acquisition the Company may pursue, and any related diversion of management's attention, could have a material adverse effect on the business, operating results and financial condition of the Company. Moreover, there can be no assurance that any products acquired will gain acceptance in the Company's markets, or that the Company will obtain the anticipated or desired benefits of such acquisitions. Any acquisition pursued or consummated by the Company could result in potentially dilutive issuances of equity securities, the incurrence by the Company of debt and contingent liabilities, amortization of goodwill and other intangibles, purchased research and development expense, other acquisition-related expenses and the loss of key employees, any of which items could have a material adverse effect on the Company's business, operating results and financial condition.

         A relatively large acquisition by the Company could result in the use of a significant portion of the Company's available cash. Although the Company is in negotiation for a credit facility which may include up to $35 million in funds which may be used for acquisitions by the Company, there can be no assurance that such financing will be available on acceptable terms, if at all. If the Company acquires businesses, technologies or products in the near future, it may use advances under such a credit facility, issue equity securities or a combination of the foregoing in order to pay for any such acquisitions.

         Although the Company anticipates that one or more acquisitions, including material acquisitions, may become available in the near future, the Company is unable to predict with any reasonable degree of certainty the likelihood of any such acquisition being completed. Consequently, no assurance can be given that any acquisition by the Company will occur, or that any completed acquisition will not materially and aversely affect the Company's business, operating results or financial condition.

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      Exhibits:

                  See Exhibit Index.

         (b)      Reports on Form 8-K:

                  None

                            JDA SOFTWARE GROUP, INC.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               JDA SOFTWARE GROUP, INC.

Dated:  April 27, 1998         By:  /s/ Kristen L. Magnuson
                                    ------------------------
                                    Kristen L. Magnuson
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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