Form 10-K/A
period 1997-12-31
JDA SOFTWARE GROUP INC
filed 1998-05-27
CIK 1006892

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A

                            ------------------------


                                AMENDMENT NO. 1

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


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]



     The approximate aggregate market value of the registrant's common stock held by nonaffiliates of the registrant (based on the closing sales price of such stock as reported by the Nasdaq Stock Market) on March 20, 1998 was $512,183,349. Excludes shares of common stock held by directors, officers and each person who holds 5% or more of the registrant's common stock.


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

                                     PART I

ITEM 1.  BUSINESS


     JDA Software Group, Inc. ("JDA" or the "Company") is a leading international provider of integrated enterprise-wide software products and services that address mission-critical management information needs of the retail supply chain. The Company offers a broad array of software products designed to provide integrated technology solutions for the collection, organization and analysis of data and the distribution of information throughout a retail organization. The Company's products include: merchandising, financial and decision support systems at the corporate level; point-of-sale, back office and distributed processing applications at the store level; and warehouse management and logistics systems at the distribution level. The Company offers products that operate on IBM AS/400-based and DOS-based platforms, as well as products that operate in the UNIX and Windows NT open client/server environments. JDA also offers a wide range of professional services through its consulting and customer support organizations including: project management, system planning, design and implementation, custom modifications, training and support services.


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

JDA SOLUTION

     JDA is a leading international provider of integrated enterprise-wide software products and related services that address mission-critical management information needs throughout the retail supply chain. The Company's product suite is designed to provide integrated technology solutions for the collection, organization, distribution and analysis of data throughout a retail organization. At the corporate level, the Company offers two merchandise management systems, Merchandise Management System ("MMS") for the IBM AS/400 platform, and Open Database Merchandising System ("ODBMS") for open client/server environments, that distribute data throughout the retail enterprise and enable management to make more informed and timely decisions, respond more rapidly to changes in the competitive environment, monitor store-level activity and achieve greater operating efficiencies. The Company's in-store systems, DOS-based Distributed Store System ("DSS") and Windows-based Win/DSS, register transactions at the point-of-sale, capture individual consumer profiles and demographic information, and leverage enterprise-wide information such as stock availability, pricing and inventory replenishment by bringing it to the store level. The Company also offers Warehouse Control Center ("WCC") for management of the storage and flow of inventory within the warehouse or distribution center. The Company also offers Retail IDEAS, a multi-platform client/server data warehouse system that provides retailers with powerful application tools for analyzing their business, monitoring strategic plans and supporting tactical actions. Finally, the Company provides a wide range of professional services designed to enable customers to rapidly achieve the benefits of the Company's software products. These services, known as Optimum Pathways, include project management, system planning, design and implementation, custom modifications, training and support services.


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


     Fully Integrated Adaptable Solutions. The Company offers an integrated suite of software products that enables retailers to respond to consumer demand at the point-of-sale and distribute that information throughout the enterprise. These products link point-of-sale level information with the centralized merchandising and financial functions that ultimately affect decisions with suppliers and vendors. The Company's integrated corporate, in-store and distribution products operate a range of applications and function seamlessly with each other's databases, enabling greater speed, data integrity and ease of modification. The Company's newer products, ODBMS and Win/DSS, are designed to be adaptable and easily configured by customers to meet their specialized and evolving needs.


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


     Further Develop and Leverage Strategic Relationships. The Company intends to continue to establish strategic business relationships for the development of products that complement the Company's current software solutions or enhance the delivery of professional services. The Company has a number of cooperative relationships with system integrators, other software vendors and retail systems consulting groups, including, among others, IBM, Siemens Nixdorf, Lawson Software ("Lawson"), Ernst & Young and Andersen Consult-ing. The Company believes these relationships can provide the Company with greater access to international markets, greater market presence and a greater opportunity to increase its customer base and sales.

     Acquire Complementary Businesses, Products and Technologies. The Company intends to pursue acquisition opportunities for complementary businesses, products and technologies in order to add to its current product offerings and increase its market share. The Company believes that such acquisitions will also assist its efforts to leverage its installed base.

PRODUCTS


     The Company offers a suite of software products which collects, organizes and analyzes data and distributes information throughout a retail organization. The Company's products are designed to provide an end-to-end supply chain solution for the mission critical components of retailing operations -- from the planning and purchasing functions through the distribution and final sale of goods. The Company offers merchandising, financial and decision support systems at the corporate level, point-of-sale, back office and distributed processing applications at the store level, and warehouse management and logistics systems at the distribution level. The Company also offers a data warehouse system for the analysis of information throughout the retail supply chain.



     The following chart summarizes certain key functions of the retail enterprise addressed by the Company's products:



                                     Chart

IN-STORE SYSTEMS                            MERCHANDISE MANAGEMENT SYSTEMS              WAREHOUSE AND LOGISTICS SYSTEM
 DSS For DOS            Win/DSS For         MMS For            ODBMS For                MMS Distribution            WCC For
                   Client/Server            IBM AS/400            Client/Server         Modules for IBM AS/400   Client/Server
 - Point-of-Sale Processing                 -Inventory Control                          -Receiving
 - Cash Register                            -Cost and Price Management                  -Putaway
 - Price Lookup                             -Purchase Order Management                  -Picking
 - Tendering and Sales Audit                -Automated Replenishment                    -Shipping
 - Back Office                              -Merchandise Planning                       -Allocation
 - Sales and Productivity Indicators        -Transfer Management and Allocation
 - Customer Analyzer
                                                     Data Warehouse Systems
                                                          RETAIL IDEAS
-Sales and Inventory Analysis               -Marketing and Promotional Analysis         Point-of-Sale Loss Prevention Analysis


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

  Warehouse and Logistics Systems


     The Company offers warehouse and logistics systems for client/server and IBM AS/400 environments. WCC is a client/server system that combines the latest automation tools, bar coding and radio frequency technologies with the benefits of a client/server architecture. The product was acquired from LIOCS Corporation in April 1997 and became commercially available in December 1997. WCC is a stand-alone system that can be integrated with ODBMS or software supplied by third-party vendors. WCC provides a variety of functions including receipt scheduling, license plate labeling, system-directed put-away, and lot and serial number tracking. For the IBM AS/400 platform, the Company offers warehouse management, merchandise receiving and wholesale order entry modules as part of its MMS merchandise product. License fees for these modules have generally ranged from $50,000 to $230,000.


  Data Warehouse System


     Retail IDEAS is a data warehouse system developed jointly with Silvon Software, Inc. ("Silvon") that provides a comprehensive set of tools for analyzing business results, monitoring strategic plans and enabling tactical decisions. Retail IDEAS is currently available on the IBM AS/400 and Windows NT platforms, and is under development for UNIX platforms. Retail IDEAS is designed as a packaged offering that enables retailers to monitor vendor performance, promotional effectiveness and distribution center productivity, and to analyze financial measurements related to sales and inventory, margins and profitability, merchandise categories and items, open and suggested orders, and promotional and pricing events. The product integrates with the Company's MMS product and may also be used with non-JDA transactional systems. Integration with ODBMS is under development.


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

  Education and Training


     The Company offers comprehensive education and training programs to its customers, associates and business partners. The Company initiated JDA University in 1997, as a formal education program that combines lectures, demonstrations and hands-on exercise sessions for each of JDA's software solutions. JDA University features a curriculum for each JDA system, and a full-time administration consisting of professional instructors and course developers. The JDA University curriculum ranges from introductory to advanced levels and includes application training on JDA systems, technical courses on design and data models for such systems, and developer courses for programmers and designers. Classes are offered at in-house facilities as well as at customer locations. Approximately 2,700 individuals attended JDA University during 1997.


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


     The Company has established a design framework, known as the Advanced Retail Architecture ("ARA"), based on the principles of open systems and object-oriented technologies, for developing new products and modules. This architecture is designed to protect the Company's investment in product development, as well as its customers' software investment, from changes in underlying technology and front-end interfaces. The Company believes products designed to ARA specifications can support multiple platforms and accommodate platform changes or new platforms generally without significant modification to the JDA application. The Company's products designed within the ARA framework are ODBMS, Win/DSS and WCC. The Company intends to apply ARA to the development of new products and the enhancement of existing products to the extent feasible. However, the Company's ability to take advantage of the full scope of ARA design objectives is limited by the proprietary nature of the IBM AS/400-based and DOS-based platforms upon which MMS and DSS operate.



     As of December 31, 1997, there were 119 employees on the Company's product development staff. The Company's product development expenditures in 1997, 1996 and 1995 were $11.4 million, $6.5 million and $3.5 million, and represented 12%, 14% and 12% of total revenues, respectively. The Company currently expects product development expenses in 1998 to be between $18 million and $19 million. The Company's ongoing product development efforts include projects related to shortening the implementation cycle and facilitating the integration of its products.


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


     Certain technology used by the Company's products is licensed from third parties, generally on a non-exclusive basis. These licenses generally require the Company to pay royalties and fulfill confidentiality obligations. The Company believes that alternative resources exist for each of the material components of technology licensed by the Company from third parties. However, the termination of any such licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delays in the Company's ability to ship certain of its products while it seeks to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Also, any such delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could result in a material adverse effect on the Company's operating results. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company's products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms, if at all.

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


                      YEAR ENDED 1997                         HIGH    LOW
                      ---------------                         ----    ---
1st Quarter.................................................  $30 3/8 $19
2nd Quarter.................................................   34 5/8  17 1/4
3rd Quarter.................................................   38 3/4  28 3/4
4th Quarter.................................................   45 7/8  27 1/2



                      YEAR ENDED 1996                         HIGH    LOW
                      ---------------                         ----    ---
1st Quarter (from March 15, 1996)...........................  $13 1/4 $11 1/4
2nd Quarter.................................................   26      11 7/8
3rd Quarter.................................................   29      14 1/4
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

ITEM 6.  SELECTED FINANCIAL DATA


     The following selected financial data should be read in conjunction with JDA's consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected consolidated financial data presented below under the captions "Consolidated Statement of Income Data" and "Consolidated Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1997, are derived from the consolidated financial statements of JDA Software Group, Inc. The consolidated financial statements as of December 31, 1997 and 1996, and for each of the years in the three-year period ended December 31, 1997, and the independent auditors' report thereon, are included elsewhere herein.



CONSOLIDATED STATEMENT OF INCOME DATA:



                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            1997       1996       1995       1994       1993
                                           -------    -------    -------    -------    -------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues:
  Software licenses......................  $42,041    $24,296    $15,253    $12,221    $ 9,620
  Consulting, maintenance and other
     services............................   49,730     23,544     14,831     11,608     10,701
                                           -------    -------    -------    -------    -------
     Total revenues......................   91,771     47,840     30,084     23,829     20,321
                                           -------    -------    -------    -------    -------
Cost of revenues:
  Software licenses......................    1,145        438        159         57        305
  Consulting, maintenance and other
     services............................   37,727     16,416      9,781      6,870      6,780
                                           -------    -------    -------    -------    -------
     Total cost of revenues..............   38,872     16,854      9,940      6,927      7,085
                                           -------    -------    -------    -------    -------
Gross profit.............................   52,899     30,986     20,144     16,902     13,236
                                           -------    -------    -------    -------    -------
Operating expenses:
  Product development....................   11,364      6,478      3,512      1,923      1,345
  Sales and marketing....................   12,633      7,242      5,199      3,228      2,404
  General and administrative.............    9,532      4,989      3,929      2,529      2,466
  Tax related compensation to S
     Corporation Stockholders(1).........       --         --         --         --      7,422
                                           -------    -------    -------    -------    -------
     Total operating expenses............   33,529     18,709     12,640      7,680     13,637
                                           -------    -------    -------    -------    -------
Income (loss) from operations............   19,370     12,277      7,504      9,222       (401)
Other income (expense) -- net............    1,407        519       (434)      (221)      (172)
                                           -------    -------    -------    -------    -------
Income (loss) before income taxes........   20,777     12,796      7,070      9,001       (573)
Provision for income taxes(1)............    8,311      5,116      2,669      3,437     (4,886)
                                           -------    -------    -------    -------    -------
Net income(1)............................  $12,466    $ 7,680    $ 4,401    $ 5,564    $  4313
                                           =======    =======    =======    =======    =======
Basic and diluted earnings per share.....  $   .95    $   .64    $   .42    $   .49    $   .38
                                           =======    =======    =======    =======    =======
Shares used to compute basic earnings per
  share(2)...............................   13,078     12,010     10,952     11,250     11,250
Shares used to compute diluted earnings
  per share(2)...........................   13,109     12,010     10,952     11,250     11,250

CONSOLIDATED BALANCE SHEET DATA:


                                                              DECEMBER 31,
                                           ---------------------------------------------------
                                            1997       1996        1995       1994       1993
                                           -------    -------    --------    -------    ------
                                                             (IN THOUSANDS)
Cash and cash equivalents................  $27,304    $30,986    $    498    $ 2,913    $  216
Working capital..........................   48,384     39,832         607      7,232     2,088
Total assets.............................   83,202     59,056      27,795     11,557     6,854
Long-term liabilities....................      267        620         309      2,607     2,513
Redeemable convertible preferred stock...       --         --      15,000         --        --
Stockholders' equity (deficit)...........   67,910     48,661     (12,292)     6,228       864

---------------

(1) Prior to March 30, 1995, certain of JDA's commonly-held predecessor companies elected S Corporation status. The results for 1995, 1994 and 1993 include a pro forma provision for U.S. federal income taxes at statutory rates and, for 1993, exclude tax-related compensation. Without such pro forma provision, net income for 1995 was $5,573. In addition, in 1993 these same companies charged to expense compensation paid to their founding stockholders in lieu of S Corporation dividends, in order to reduce state income tax liability. See Note 2 of Notes to Consolidated Financial Statements.



(2) The results for 1995, 1994 and 1993 include common and equivalent shares outstanding subsequent to the Company's reorganization on March 30, 1995.


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

RESULTS OF OPERATIONS


     The following table sets forth certain selected financial information expressed as a percentage of total revenues for the periods indicated and certain gross margin data expressed as a percentage of software license or consulting, maintenance and other services revenues, as appropriate:



                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1997    1996    1995
                                                              ----    ----    ----
Revenues:
  Software licenses.........................................   46%     51%     51%
  Consulting, maintenance and other services................   54      49      49
                                                              ---     ---     ---
     Total revenues.........................................  100     100     100
                                                              ---     ---     ---
Cost of revenues:
  Software licenses.........................................    1       1       1
  Consulting, maintenance and other services................   41      34      32
                                                              ---     ---     ---
     Total cost of revenues.................................   42      35      33
                                                              ---     ---     ---
Gross profit................................................   58      65      67
                                                              ---     ---     ---
Operating expenses:
  Product development.......................................   12      14      12
  Sales and marketing.......................................   14      15      17
  General and administrative................................   11      10      13
                                                              ---     ---     ---
     Total operating expenses...............................   37      39      42
                                                              ---     ---     ---
Income from operations......................................   21      26      25
Other income (expense) -- net...............................    2       1      (1)
                                                              ---     ---     ---
Income before income taxes..................................   23      27      24
Provision for income taxes(1)...............................    9      11       9
                                                              ---     ---     ---
Net income(1)...............................................   14%     16%     15%
                                                              ===     ===     ===
Gross margin on software licenses...........................   97%     98%     99%
Gross margin on consulting, maintenance and other
  services..................................................   24%     30%     34%


---------------

(1) The results for 1995 include a pro forma provision for U.S. federal income taxes at statutory rates.


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


     Gross Profit


     Gross profit for 1997 was $52.9 million, an increase of 71% over the $31.0 million reported in 1996. Gross profit as a percentage of total revenue decreased from 65% in 1996 to 58% in 1997. This decrease was primarily attributable to an increase in consulting, maintenance and other services revenues as a percentage of total revenues in 1997. In addition, the Company's gross margins on consulting, maintenance and other services revenues decreased from 30% in 1996 to 24% in 1997 as a result of the rapid expansion of the consulting infrastructure, including high front-end recruiting, training and downtime costs associated with the hiring of 213 consultants during 1997. Consulting, maintenance and other services margins were also reduced by the higher costs associated with the Company's use of up to 65 outside contractors in the United Kingdom during the second half of 1997 to service the increased demand for installation work in that market. The Company's objective is to improve its consulting, maintenance and other services margins during 1998 by gradually replacing these contractors with full-time staff and improving utilization rates and economies of scale, particularly with respect to the installation of the ODBMS client/server product.


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

     Operating Expenses


     Product Development. Product development expenses increased by 84% from $3.5 million in 1995 to $6.5 million in 1996, representing 12% and 14%, respectively, of total revenues in those periods. Increased product development expenses were primarily a result of an increase in the number of product development personnel from 48 as of December 31, 1995 to 90 as of December 31, 1996. Significant product development efforts in 1995 included the continued development and initial beta release of ODBMS, continued enhancements to MMS and initial development of Win/DSS. Significant product development efforts in 1996 included the continued development of ODBMS and Win/DSS and continued enhancements to MMS.


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


     Operating activities provided cash of $2.1 million, $6.1 million, and $5.5 million in the years ended December 31, 1997, 1996, and 1995, respectively. Cash provided by operating activities decreased in fiscal year 1997 primarily due to a $17.3 million increase in accounts receivable, partially offset by a $4.8 million increase in net income. The Company had net accounts receivable of $32.4 million at December 31, 1997 which represented 99 days of sales outstanding ("DSOs"). DSOs have historically been higher in the second and third quarters of each fiscal year, as a result, the Company believes, of the seasonal cash flow requirements of its retail customers. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including seasonality, shifts in customer buying patterns, the underlying mix of products and services, and the geographic concentration of revenues.



     Investing activities utilized cash of $12.4 million in fiscal year 1997, provided cash of $8.6 million in fiscal year 1996, and utilized cash of $16.1 million in fiscal year 1995. The fiscal year 1997 activity includes $10.8 million in capital expenditures to support the Company's growth and an initial payment of $1.6 million for the purchase of LIOCS, and the fiscal year 1996 activity includes the redemption of $14.6 million in restricted short-term investments acquired during fiscal year 1995 and capital expenditures of $6.2 million.



     Financing activities provided cash of $7.4 million, $15.4 million and $8.2 million during the years ended December 31, 1997, 1996, and 1995, respectively. The fiscal year 1997 activity includes $8.0 million in proceeds from the issuance of stock and related tax benefits. The fiscal year 1996 activity includes the issuance of 2,182,866 shares of the Company's common stock for $25.3 million in an initial public offering on March 20, 1996, the net proceeds of which were offset by the repayment of stockholder notes and the redemption of preferred stock, and the issuance of 600,000 shares of common stock by the Company for $15.5 million in a secondary offering on November 26, 1996.

     Changes in the currency exchange rates of the Company's foreign operations had the effect of reducing cash by $743,000 in fiscal year 1997. The Company did not enter into any foreign exchange contracts or engage in similar hedging strategies during fiscal year 1997.



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



     International Operations. The Company's international revenues, which include revenues from international subsidiaries and export sales, represented 55%, 43% and 39% of total revenues in fiscal 1997, 1996 and 1995, respectively. The Company expects that international revenues will continue to account for a significant percentage of the Company's revenues for the foreseeable future. The Company anticipates that continued growth of its international operations will require the Company to recruit and hire a number of new consulting, sales and marketing and support personnel in the countries in which the Company has established or will establish offices. In addition, the Company has only limited experience in developing localized versions of its products and in marketing and distributing its products internationally. International introductions of the Company's products often require significant investment by the Company in advance of anticipated future revenues. The opening of new offices by the Company typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. There can be no assurance that the countries in which the Company operates will have a sufficient pool of qualified personnel from which the Company may hire, or that the Company will be successful at hiring, training or retaining such personnel. In addition, there can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products internationally. The inability of the Company to successfully expand its international operations in a timely manner could materially adversely affect the Company's business, operating results and financial condition.



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

     Lengthy Implementation Process; Fixed-Price Service Contracts. The Company's software products are complex and perform or directly affect business-critical functions across many different functional and geographic areas of the enterprise. Consequently, implementation of the Company's software is a complex, lengthy process that involves a significant commitment of resources by the Company's customers and that is subject to a number of significant risks over which the Company has little or no control. The Company believes that the implementation of the client/server versions of its products is more complex and requires more time than the implementation of its DOS-based and IBM AS/400-based products. In addition, the Company's lack of experience in implementing its client/server-based products may contribute to the length of the implementation process. Delays in the completion of implementations of any of its software products whether by the Company or its business partners, may result in customer dissatisfaction or damage to the Company's reputation and could have a material adverse effect on the Company's business, operating results and financial condition.



     The Company offers a combination of software products, implementation and support services to its customers. Typically, the Company enters into service agreements with its customers that provide for consulting and implementation services on a "time and expenses" basis. Certain customers have asked for, and the Company has from time to time entered into, fixed-price service contracts. These contracts specify certain milestones to be met by the Company regardless of actual costs incurred by the Company in fulfilling those obligations. The Company believes that fixed-price service contracts may increasingly be offered by its competitors to differentiate their product and service offerings. As a result, the Company may enter into more fixed-price contracts in the future. There can be no assurance that the Company can successfully complete these contracts on budget, and the Company's inability to do so could have a material adverse effect on its business, operating results and financial condition.


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



     Year 2000 Compliance. Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies in a very wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Significant uncertainty exists in the software and other industries concerning the scope and magnitude of problems associated with the century change. The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures and has established a project team to assess Year 2000 risks. The project team will coordinate the identification and implementation of changes to computer hardware and software applications that will ensure availability and integrity of the Company's financial systems and the reliability of its operational systems. The Company is also assessing the potential overall impact of the impending century change on the Company's business, operating results and financial condition.



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


     Volatility of Market Price. The market price of the Company's Common Stock (the "Common Stock") has experienced large fluctuations which may be expected to continue. Future announcements concerning the Company or its competitors, quarterly variations in operating results, accounts receivable balances or aging, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of the Common Stock to fluctuate substantially. In addition, stock prices for many technology companies have fluctuated widely for reasons which have often been unrelated to the operating results of such companies. These fluctuations, as well as general economic, market and political conditions such as recessions or military conflicts, may materially and adversely affect the market price of the Common Stock.



     Acquisition Strategy. It is expected that the Company will grow internally and through strategic acquisitions in order, among other things, to expand the breadth and depth of its product suite and to build its professional services organization. The Company continually evaluates potential acquisitions of complementary businesses, products and technologies, including those which could be material in size and scope. Acquisition opportunities considered to date include private companies, public companies and divisions and product lines of companies with annual revenues that range from several million dollars to revenues comparable to those of the Company. Although there are no current commitments or agreements regarding any acquisition, the Company has taken a number of actions with acquisition candidates in pursuit of various acquisition opportunities, including: engaged in preliminary discussions; exchanged nonpublic information; provided verbal and written expressions of interest; reviewed technological feasability; and made preliminary proposals regarding potential transaction structures and prices.



     Acquisitions involve a number of special risks, including diversion of management's attention to the assimilation of the operations and personnel of acquired businesses, and the integration of acquired businesses, products and technologies into the Company's business and product offerings. Achieving the anticipated benefits of any acquisition will depend, in part, upon whether the integration of the acquired business, products or technology is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The difficulties of such integration may be increased by the necessity of coordinating geographically disparate organizations, the complexity of the technologies being integrated, and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. The inability of management to successfully integrate any acquisition the Company may pursue, and any related diversion of management's attention, could have a material adverse effect on the business, operating results and financial condition of the Company. Moreover, there can be no assurance that any products acquired will gain acceptance in the Company's markets, or that the Company will obtain the anticipated or desired benefits of such acquisitions. Any acquisition pursued or consummated by the Company could result in potentially dilutive issuances of equity securities, the incurrence by the Company of debt and contingent liabilities, amortization of goodwill and other intangibles, purchased research and development expense, other acquisition-related expenses and the loss of key employees, any of which items could have a material adverse effect on the Company's business, operating results and financial condition.



     A relatively large acquisition by the Company could result in the use of a significant portion of the Company's available cash. If the Company acquires businesses, technologies or products in the near future, it may use advances under a credit facility, issue equity securities or a combination of the foregoing in order to pay for any such acquisitions.



     Although the Company anticipates that one or more acquisitions, including material acquisitions, may become available in the near future, the Company is unable to predict with any reasonable degree of certainty the likelihood of any such acquisition being completed. Consequently, no assurance can be given that any acquisition by the Company will occur, or that any completed acquisition will not materially and adversely affect the Company's business, operating results or financial condition.


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

        Consolidated Statements of Income -- Three Years Ended December 31, 1997

         Consolidated Statements of Stockholders' Equity (Deficit) -- Three Years Ended December 31, 1997

         Consolidated Statements of Cash Flows -- Three Years Ended December 31, 1997

         Notes to Consolidated Financial Statements -- Three Years Ended December 31, 1997

      2.  EXHIBITS

        See Exhibit Index.

  b.  REPORTS ON FORM 8-K.


     The Company filed a Form 8-K dated October 24, 1997 with the Commission to announce the resignation of James D. Armstrong as its Chief Executive Officer and Frederick M. Pakis as President in connection with their appointment to the newly created offices of Co-Chairmen of the Board of Directors. In addition, the Company announced the promotion of Brent W. Lippman to the position of Chief Executive Officer and his election as a member of the Board of Directors.

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

     The following summarizes the combined stock option activity during the three-year period ended December 31, 1997:


                                                                            OPTIONS OUTSTANDING
                                                                       -----------------------------
                                                  OPTIONS AVAILABLE                  EXERCISE PRICE
                                                      FOR GRANT         SHARES         PER SHARE
                                                  -----------------    ---------    ----------------
Balance, January 1, 1995........................             --               --                  --
  Increase in reserved shares...................      1,350,000               --                  --
  Granted.......................................     (1,300,000)       1,300,000    $  3.50 to $5.25
  Cancelled.....................................             --               --                  --
  Exercised.....................................             --         (192,862)   $           3.50
                                                     ----------        ---------
Balance, December 31, 1995......................         50,000        1,107,138    $  3.50 to $5.25
  Increase in reserved shares...................      1,400,000               --                  --
  Granted.......................................       (305,000)         305,000    $ 9.60 to $19.75
  Cancelled.....................................             --               --                  --
  Exercised.....................................             --         (450,613)   $  3.50 to $5.25
                                                     ----------        ---------
Balance, December 31, 1996......................      1,145,000          961,525    $ 3.50 to $19.75
  Granted.......................................       (738,450)         738,450    $17.75 to $33.75
  Cancelled.....................................         99,000          (99,000)   $ 4.25 to $27.00
  Exercised.....................................             --         (469,531)   $ 3.50 to $19.75
                                                     ----------        ---------
Balance, December 31, 1997......................        505,550        1,131,444    $ 3.50 to $33.75
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


                                                                   1995
                                         1997      1996     -------------------
                                        ACTUAL    ACTUAL    ACTUAL    PRO FORMA
                                        ------    ------    ------    ---------
Current:
  Federal.............................  $5,185    $3,152    $1,354     $2,410
  State...............................   1,539       750       320        362
  Foreign.............................   2,040     1,169       140        140
                                        ------    ------    ------     ------
     Total current....................   8,764     5,071     1,814      2,912
                                        ------    ------    ------     ------
Deferred:
  Federal.............................    (378)     (184)     (299)      (236)
  State...............................     (75)      (41)      (53)       (42)
  Foreign.............................      --       270        35         35
                                        ------    ------    ------     ------
     Total deferred...................    (453)       45      (317)      (243)
                                        ------    ------    ------     ------
          Total provisions............  $8,311    $5,116    $1,497     $2,669
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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          JDA SOFTWARE GROUP, INC.

                                          By:     /s/ BRENT W. LIPPMAN
                                            ------------------------------------
                                                      Brent W. Lippman
                                                  Chief Executive Officer
                                               (Principal Executive Officer)


Date: May 27, 1998



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Report has been signed below on May 27, 1998 by the following persons in the capacities indicated.



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

               /s/ JAMES D. ARMSTRONG                    Co-Chairman of the Board
-----------------------------------------------------
                 James D. Armstrong

               /s/ FREDERICK M. PAKIS                    Co-Chairman of the Board
-----------------------------------------------------
                 Frederick M. Pakis

                 /s/ KURT R. JAGGERS                     Director
-----------------------------------------------------
                   Kurt R. Jaggers

                /s/ WILLIAM C. KEIPER                    Director
-----------------------------------------------------
                  William C. Keiper

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                            DESCRIPTION OF DOCUMENT
 -------                            -----------------------
 3.1*        --   Second Restated Certificate of Incorporation of the Company.
 3.2*        --   Bylaws.
 4.1*        --   Specimen Common Stock certificate.
 4.2*(1)     --   Stock Redemption Agreement among the Company, James D.
                  Armstrong and Frederick M. Pakis dated March 30, 1995.
10.1*(1)     --   Form of Indemnification Agreement.
10.2*(1)     --   1995 Stock Option Plan, as amended, and form of agreement
                  thereunder.
10.3*(1)     --   1996 Stock Option Plan and forms of agreement thereunder.
10.4+(1)     --   1996 Employee Stock Purchase Plan, as amended, and form of agreement thereunder.
10.5*(1)     --   1996 Outside Directors Stock Option Plan and forms of
                  agreement thereunder.
10.6*(1)     --   Employment Agreement between James D. Armstrong and JDA
                  Software, Inc. dated March 30, 1995, as amended.
10.7*(1)     --   Employment Agreement between Frederick M. Pakis and JDA
                  Software, Inc. dated March 30, 1995, as amended.
10.8*        --   Employment Agreement between James L. Smith and JDA
                  Software, Inc. dated March 30, 1995, as amended.
10.9*(1)     --   Employment Agreement between Thomas M. Proud and JDA
                  Software, Inc. dated November 13, 1995.
10.10+       --   Lease Agreement between The Manufacturers Life Insurance
                  Company and JDA Software Canada Ltd. (formerly known as JDA
                  Software Services Ltd.) dated December 6, 1995 (North York,
                  Ontario).
10.11*(1)    --   Series A Preferred Stock and Common Stock Exchange Agreement
                  among the Company, James D. Armstrong, Frederick M. Pakis,
                  James L. Smith and the purchasers named therein dated March
                  30, 1995.
10.12*       --   Assignment and Assumption Agreement regarding Master Lease between Pacific Atlantic Systems Leasing, Inc. and JDA
                  Software, Inc. and Consent of Paradise Partners Limited
                  Partnership to Assignment, dated March 17, 1995 (Phoenix,
                  Arizona).
10.13*(1)    --   Lease Agreement between Pakis-Armstrong Venture and JDA
                  Software, Inc. dated January 1, 1996 (Scottsdale, Arizona).
10.14*       --   Lease Agreement between Holly Pond Associates Limited
                  Partnership and JDA Software, Inc. dated June 16, 1993
                  (Stamford, Connecticut).
10.15*       --   Lease Agreement between Woodhill Associates and JDA
                  Software, Inc. dated July 10, 1992 and First Lease Amendment between Metropolitan Life Insurance Company, successor in
                  interest to Woodhill Associates, and JDA Software, Inc.
                  dated May 16, 1995 (Norcross, Georgia).
10.16*       --   Lease Agreement between The Port of Singapore Authority and
                  JDA Asia Pte Ltd. dated September 12, 1995 (Singapore).
10.17*       --   Lease Agreements between Skanda Developments Limited and JDA
                  Software Services Ltd. (predecessor to JDA International
                  Ltd.) dated June 25, 1991 (England).
10.18*       --   Lease Agreement between BBS Business -- Fund Buroservice in
                  Niederrad GmbH and JDA Software GmbH dated July 4, 1995
                  (Germany).
10.19*#      --   License Agreement between Uniface Corporation and JDA
                  Software, Inc. dated February 9, 1994.
10.20*#      --   Standard Value-Added Reseller Agreement between Uniface
                  Corporation and JDA Software, Inc. dated February 9, 1994
10.21***     --   Acquisition and Exchange Agreement among the Company and the
                  Shareholders of JDA Software Services Ltd. dated August 15,
                  1996.

 EXHIBIT
  NUMBER                            DESCRIPTION OF DOCUMENT
 -------                            -----------------------
10.22*(1)    --   Promissory Notes of the Company payable to James D.
                  Armstrong, Frederick M. Pakis and James L. Smith dated March
                  30, 1995.
10.23*(1)    --   Promissory Notes of JDA Software, Inc. payable to James D.
                  Armstrong and Frederick M. Pakis, guaranteed by the Company, dated March 29, 1995.
10.24*(1)    --   Promissory Notes of JDA Worldwide, Inc. payable to James D.
                  Armstrong and Frederick M. Pakis, guaranteed by the Company, dated March 29, 1995.
10.25*(1)    --   JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as
                  amended effective January 1, 1995.
10.26+       --   Business Loan Agreement between Bank of America Arizona and
                  JDA Software, Inc. dated June 17, 1996.
10.27**(1)   --   Second Amendment to Employment Agreement between James D.
                  Armstrong and JDA Software, Inc. dated April 23, 1996.
10.28**(1)   --   Second Amendment to Employment Agreement between Frederick
                  M. Pakis and JDA Software, Inc. dated April 23, 1996.
10.29**      --   Second Amendment to Employment Agreement between James L.
                  Smith and JDA Software, Inc. dated April 23, 1996.
10.30+       --   Lease Agreement between Oxford Development Group, Inc. and
                  JDA Software Canada Ltd. (formerly known as JDA Software
                  Services Ltd.) dated July 11, 1994 (Calgary, Alberta).
10.31++      --   Sale and Purchase Agreement between Skanda Developments
                  Limited and JDA International Ltd. dated November 12, 1996.
21.1         --   Subsidiaries of the Registrant.
23.1         --   Consent of Independent Auditors.
27.1         --   Financial Data Schedule -- Fiscal Year End 1997.
27.2         --   Financial Data Schedule -- Quarters 1, 2 and 3 of 1997.
27.3         --   Financial Data Schedule -- Fiscal Year End 1996 and Quarters
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