Form 10-Q
period 1998-06-30
JDA SOFTWARE GROUP INC
filed 1998-08-14
CIK 1006892

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

                                 YES /X/ NO / /

         The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 23,456,570 as of July 31, 1998.

                            JDA SOFTWARE GROUP, INC.

                                    FORM 10-Q


                                TABLE OF CONTENTS

                                                                        Page No.

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 1998
                  and December 31, 1997........................................3

         Condensed Consolidated Statements of Income for the Three and
                  Six Months Ended June 30, 1998 and June 30, 1997.............4

         Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 1998 and June 30, 1997.............5

         Notes to Interim Condensed Consolidated Financial Statements..........7

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................9

PART II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders...................25

Item 5. Other Events..........................................................25

Item 6. Exhibits and Reports on Form 8-K......................................25

Signature.....................................................................26

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            JDA SOFTWARE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                          JUNE 30,       DECEMBER 31,
                                                                                            1998             1997
                                                                                         ---------        --------
CURRENT ASSETS:
     Cash and cash equivalents ...................................................       $  85,370        $ 27,304
     Accounts receivable, net ....................................................          42,065          32,444
     Deferred tax asset ..........................................................           2,973           1,190
     Prepaid expenses and other current assets ...................................           6,362           2,471
                                                                                         ---------        --------
         Total current assets ....................................................         136,770          63,409

PROPERTY AND EQUIPMENT, NET ......................................................          21,307          16,071
GOODWILL AND OTHER INTANGIBLES, NET ..............................................          13,035           3,722
DEFERRED TAX ASSET ...............................................................          14,217              --
                                                                                         ---------        --------
         Total assets ............................................................       $ 185,329        $ 83,202
                                                                                         =========        ========
CURRENT LIABILITIES:
     Accounts payable ............................................................       $   3,652        $  3,076
     Accrued expenses and other liabilities ......................................          14,767           8,268
     Income taxes payable ........................................................           3,340             668
     Deferred revenue ............................................................           5,743           3,058
                                                                                         ---------        --------
         Total current liabilities ...............................................          27,502          15,070

DEFERRED TAX LIABILITY ...........................................................              --             222
                                                                                         ---------        --------
         Total liabilities .......................................................          27,502          15,292
                                                                                         ---------        --------
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value.  Authorized 2,000,000 Shares; None issued or              --              --
         outstanding
     Common stock, $.01 par value.  authorized 50,000,000 Shares; Issued and
         outstanding 23,439,865 and 19,726,869, respectively .....................             234             132
     Additional paid in capital ..................................................         171,936          65,966
     Retained earnings (deficit) .................................................         (13,811)          2,117
     Accumulated other comprehensive income (loss) ...............................            (532)           (305)
                                                                                         ---------        --------
         Total stockholders' equity ..............................................         157,827          67,910
                                                                                         ---------        --------
                  Total liabilities and stockholders' equity .....................       $ 185,329        $ 83,202
                                                                                         =========        ========

                            JDA SOFTWARE GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                               THREE MONTHS                   SIX MONTHS
                                                               ENDED JUNE 30,                ENDED JUNE 30,
                                                           1998            1997           1998            1997
                                                         --------        --------       --------        --------
REVENUES:
     Software licenses ...........................       $ 12,312        $  9,557       $ 24,361        $ 17,423
     Consulting, maintenance and other services ..         23,374          11,540         42,218          20,518
                                                         --------        --------       --------        --------
         Total revenues ..........................         35,686          21,097         66,579          37,941
                                                         --------        --------       --------        --------
COST OF REVENUES:
     Software licenses ...........................            603             233          1,108             433
     Consulting, maintenance and other services ..         16,045           9,093         29,889          15,797
                                                         --------        --------       --------        --------
         Total cost of revenues ..................         16,648           9,326         30,997          16,230
                                                         --------        --------       --------        --------
GROSS PROFIT .....................................         19,038          11,771         35,582          21,711
                                                         --------        --------       --------        --------
OPERATING EXPENSES:
     Product development .........................          4,753           2,351          9,032           4,586
     Sales and marketing .........................          4,600           3,059          8,496           5,576
     General and administrative ..................          3,417           2,407          6,540           4,096
     Purchased in-process research and development         40,000                         40,000
                                                         --------        --------       --------        --------
         Total operating expenses ................         52,770           7,817         64,068          14,258
                                                         --------        --------       --------        --------
INCOME (LOSS) FROM OPERATIONS ....................        (33,732)          3,954        (28,486)          7,453
     Other income ................................            846             364          1,175             720
                                                         --------        --------       --------        --------
INCOME (LOSS) BEFORE INCOME TAXES ................        (32,886)          4,318        (27,311)          8,173
     Income tax (benefit) provision ..............        (13,554)          1,728        (11,463)          3,270
                                                         --------        --------       --------        --------
NET INCOME (LOSS) ................................       $(19,332)       $  2,590       $(15,848)       $  4,903
                                                         ========        ========       ========        ========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE ......       $   (.87)       $    .13       $   (.76)       $   0.25
                                                         ========        ========       ========        ========
SHARES USED TO COMPUTE:
     Basic earnings per share ....................         22,108          19,560         20,987          19,536
                                                         ========        ========       ========        ========
     Diluted earnings per share ..................         22,108          19,796         20,987          19,693
                                                         ========        ========       ========        ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDA SOFTWARE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                                     SIX MONTHS
                                                                                                   ENDED JUNE 30,
                                                                                                   --------------
                                                                                                1998             1997
                                                                                                ----             ----
OPERATING ACTIVITIES:
     Net income(loss) ................................................................       $ (15,848)       $  4,903
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization ...............................................           2,452           1,003
         Provision for doubtful accounts .............................................             301             236
         Write-off of purchased in-process research and development ..................          40,000              --
         Deferred income taxes .......................................................         (16,221)           (121)

     Changes in assets and liabilities:
         Accounts receivable .........................................................          (9,922)         (6,581)
         Prepaid expenses and other current assets ...................................          (3,891)           (584)
         Accounts payable ............................................................             576             292
         Accrued and other liabilities ...............................................             979             769
         Income taxes payable ........................................................           2,672            (639)
         Deferred revenue ............................................................           2,685              32
                                                                                             ---------        --------
              Net cash provided by (used in) operating activities ....................           3,783            (690)
                                                                                             ---------        --------
INVESTING ACTIVITIES:

     Purchase of Arthur Retail Business Unit .........................................         (44,000)             --
     Purchase of property and equipment ..............................................          (7,461)         (4,726)
     Purchase of LIOCS Corporation, net of cash acquired .............................              --          (1,588)
                                                                                             ---------        --------
              Net cash used in investing activities ..................................         (51,461)         (6,314)
                                                                                             ---------        --------
FINANCING ACTIVITIES:

     Issuance of common stock - secondary offering ...................................          99,634              --
     Issuance of common stock - stock option plan ....................................           4,008             260
     Issuance of common stock - employee stock purchase plan .........................             434             739
     Tax benefit - stock options and employee stock purchase plan ....................           1,917           1,285
     Payments on capital lease obligations ...........................................             (22)            (65)
                                                                                             ---------        --------
              Net cash provided by financing activities ..............................         105,971           2,219
                                                                                             ---------        --------
Effect of exchange rates on cash .....................................................            (227)           (181)
                                                                                             ---------        --------
Net increase (decrease) in cash and cash equivalents .................................          58,066          (4,966)
                                                                                             ---------        --------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................................       $  27,304          30,986
                                                                                             ---------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .............................................       $  85,370        $ 26,020
                                                                                             =========        ========

                            JDA SOFTWARE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                           SIX MONTHS
                                                                                          ENDED JUNE 30,
                                                                                       1998            1997
                                                                                     --------        --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:
              Interest .......................................................       $      6        $     17
                                                                                     ========        ========
              Income taxes ...................................................       $    311        $  3,056
                                                                                     ========        ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

     Acquisition of the Arthur Retail Business Unit:

         In-process research and development .................................       $(40,000)
         Purchase price in excess of net assets acquired .....................         (2,840)
         Other intangibles ...................................................         (6,700)
         Liabilities assumed .................................................          5,540
                                                                                     --------
                     Net cash used to purchase the Arthur Retail Business Unit       $(44,000)
                                                                                     ========

     Acquisition of LIOCS Corporation:

         Fair value of assets acquired, other than cash ......................                       $   (622)
         Purchase price in excess of net assets acquired .....................                         (2,022)
         Liabilities assumed .................................................                            366
         Notes payable .......................................................                            690
                                                                                                     --------
                     Net cash used to purchase LIOCS Corporation .............                       $ (1,588)
                                                                                                     ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            JDA SOFTWARE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT PERCENTAGES, SHARES, PER SHARE
                        AMOUNTS, OR AS OTHERWISE STATED)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.       SECONDARY PUBLIC OFFERING

         The Company completed a secondary public offering of 3,450,000 common shares in May 1998, receiving approximately $99.6 million in net proceeds. The Company intends to use the net proceeds of this offering for general corporate purposes including product development, working capital and potential acquisitions. In June 1998, the Company used $44 million of the proceeds to acquire the Arthur Retail Business Unit. See note 5.

3.       STOCK SPLIT

         On June 15, 1998, the Company's Board of Directors announced a three-for-two stock split to be effected in the form of a 50% stock dividend. The stock dividend was paid on or about July 17, 1998 to stockholders of record on June 26, 1998. An amount equal to the par value of the common shares issued plus cash paid in lieu of fractional shares was transferred from retained earnings to effect the split. All historical share, weighted average share and per share amounts have been restated to reflect the stock split.

4.       EARNINGS (LOSS) PER SHARE

         Shares used in the earnings (loss) per share calculation are as follows. Common stock equivalents have been excluded from the earnings
         (loss) per share calculation for the three and six months ended June 30, 1998 as their effect would be antidilutive:

                                             THREE MONTHS               SIX MONTHS
                                            ENDED JUNE 30,            ENDED JUNE 30,
                                            --------------            --------------
                                          1998         1997         1998         1997
                                          ----         ----         ----         ----
Shares--Basic earnings per share         22,108       19,560       20,987       19,536
Dilutive common stock equivalents            --          236           --          157
                                         ------       ------       ------       ------
Shares--Diluted earnings per share       22,108       19,796       20,987       19,693
                                         ======       ======       ======       ======

5.       ACQUISITION OF THE ARTHUR RETAIL BUSINESS UNIT

         On June 4, 1998, the Company acquired the Arthur Retail Business Unit ("Arthur Retail") from Comshare, Incorporated for $44 million in cash. Arthur Retail is a leading provider of strategic merchandise management software applications that provide retailers with integrated tools for merchandise planning, product, store allocation and store assortment decision making, and enterprise-wide decision support.

         The acquisition has been accounted for as a purchase and, accordingly, the operating results of Arthur Retail have been included in the Company's consolidated financial statements from the date of acquisition.

         The purchase price was allocated to certain intangible assets and in-process research and development based on their fair market values. The excess of the purchase price over the fair market value of the underlying assets is being amortized over a period of ten years. Purchased in-process research and development includes the value of products in the development stage for which technological feasibility has not been established and which the Company believes have no alternative future use. In accordance with applicable accounting rules, the Company expensed $40 million of purchased in-process research and development during the three months ended June 30, 1998 and recorded a related tax benefit of $16.2 million.

         The following unaudited pro forma consolidated results of operations for the six months ended June 30, 1998 and 1997 assume the Arthur Retail acquisition occurred as of January 1 of each year. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

                                                            SIX MONTHS
                                                          ENDED JUNE 30,
                                                        1998          1997
                                                        ----          ----
Total revenues.............................             $74,809       $46,958
Net income.................................             $ 6,767       $ 3,268
Basic and diluted earnings per share.......             $   .32       $   .17

6.       CORPORATE OFFICE LEASE

         In April 1998, the Company entered into a ten-year lease for a 100,000 square foot office facility in Phoenix. The lease is scheduled to commence in April 1999 at an initial monthly rate of approximately $112,000. Concurrent with the execution of the lease, the Company was granted an option to purchase approximately five acres of real property contiguous to the office facility. The option may be exercised at a pre-determined price on or before August 2001 provided the Company occupies at least 25% of the office facility.

7.       COMPREHENSIVE INCOME (LOSS)

         The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") effective January 1, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three and six months ended June 30, 1998 and 1997 are as follows:

                                                THREE MONTHS                   SIX MONTHS
                                               ENDED JUNE 30,                 ENDED JUNE 30,
                                            1998            1997           1998            1997
Comprehensive income(loss):
Net income (loss) .................       $(19,332)       $  2,590       $(15,848)       $  4,903
Other comprehensive income (loss) -
     Foreign currency adjustment ..           (429)             40           (227)           (181)
                                          --------        --------       --------        --------
     Comprehensive income (loss) ..       $(19,761)       $  2,630       $(16,075)       $  4,722
                                          ========        ========       ========        ========

8.       SEGMENT DISCLOSURES

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

9.       RECLASSIFICATIONS

         Certain reclassifications were made to the December 31, 1997 balance sheet to conform with the June 30, 1998 presentation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussion containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Overview," "Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997," "Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997," "Liquidity and Capital Resources," "Year 2000 Compliance," and "Certain Risks." Such forward looking statements may concern growth and future operating results, capital expenditures, potential acquisitions, new products and product enhancements, research and development activities and expenditures, the hiring of additional personnel, strategic relationships with third parties, liquidity and the Company's strategy. Such forward looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate" or other words that convey uncertainty of future events or outcomes. Actual results for future periods could differ materially from those discussed in this report on Form 10-Q as a result of the various risks and uncertainties discussed herein.

OVERVIEW

         JDA Software Group, Inc. ("JDA" or the "Company") is a global provider of integrated enterprise-wide software products and services that address the mission-critical management information needs of the entire retail supply chain. The Company offers merchandising, merchandise planning and allocation, decision support and financial systems at the corporate level; warehouse management and logistic systems at the distribution level; and point-of-sale, back office and distributed processing applications at the store level. JDA also offers a wide range of professional services through its consulting and customer support organizations, including project management, system planning, design and implementation, custom modifications, training and support services.

         In 1986, the Company introduced MMS, its first enterprise retail information solution, based on the IBM AS/400 platform. The Company's development efforts through 1993 were focused exclusively on enhancements, revisions and upgrades to MMS, which is currently in its fourth generation release. In 1994, the Company acquired DSS, an in-store system, from JDA Software Services Ltd. ("JDA Canada"), a then unaffiliated Canadian company. Since 1994, the Company has significantly increased its product development expenditures to develop products for open platforms. As a result of these efforts, the Company commercially released ODBMS, an open, client/server enterprise system, in September 1996, and Win/DSS, a Windows-based in-store system, in January 1997. The Company also released Retail IDEAS, a data warehouse system, in January 1997 and acquired WCC, a client/server warehouse automation and management system, in connection with the acquisition of LIOCS Corporation ("LIOCS") in April 1997. In June 1998, the Company acquired the Arthur Retail Business Unit ("Arthur Retail") from Comshare, Incorporated. Arthur Retail is a leading provider of strategic merchandise management software applications, collectively referred to as the Arthur Enterprise Suite. The suite includes applications that complement and expand the Company's existing product lines by providing retailers with integrated tools for merchandise planning, product, store allocation and store assortment decision making, and enterprise-wide decision support.

         JDA has historically derived the majority of its revenues from software licenses and consulting, maintenance and other services relating to MMS. Total revenues from MMS product line represented 48% of the Company's total revenues during the six months ended June 30, 1998 as compared with 56% and 80% in fiscal years 1997 and 1996, respectively. Although the Company expects MMS revenues to continue to represent a significant portion of total revenues for the foreseeable future, MMS revenues as a percentage of total revenues may continue to decline as a result of the increased revenues attributable to the Company's newer product lines, particularly ODBMS, Win/DSS and the Arthur Enterprise Suite.

         Software license revenues and consulting, maintenance and other services revenues represented 37% and 63%, respectively, of JDA's total revenues during the six months ended June 30, 1998, as compared with 46% and 54%, respectively in fiscal year 1997, and 51% and 49%, respectively, in fiscal year 1996. Consulting, maintenance and other services revenues are derived from a range of services, including system design and implementation and, to a lesser extent, software maintenance and support, and training. During the past two years, the Company has accelerated the growth of its services organization in anticipation of an increased mix of consulting, maintenance and other services revenues in both domestic and international markets, and continued market acceptance of its newer client/server product lines, which require longer implementation cycles. The Company's current operating model calls for services to comprise from 55% to 60% of the annual revenue base. However, the mix of service revenues in relation to total revenues is historically higher during the first, second and third quarters of each fiscal year because, the Company believes, retailers prefer to purchase software in the 4th quarter in order to implement systems during those periods that have the least amount of disruption to their sales cycle. In addition, the Company's revenue mix was affected in the three months ended June 30, 1998 by lower than anticipated software license revenues attributable to the economic conditions in the Asia/Pacific region, the Company's realignment of its international sales management group during the quarter, slower than expected demand in Latin America, and increased competition in Europe. The Company believes its ability to offer a wide range of professional services provides it with a competitive advantage as well as additional revenue streams. Consulting, maintenance and other services revenues are generally more predictable but generate significantly lower gross margins than software revenues. In addition, consulting, maintenance and other services costs tend to be higher during periods of rapid expansion, particularly with the opening of new international offices where initial recruiting costs, training and other start-up expenses must be incurred in advance of anticipated revenues, and as a result of the reduced labor efficiencies associated with the introduction of products to a new customer base.

         The Company has pursued a strategy of addressing international markets by developing localized versions of its products and establishing international offices with direct sales and consulting capabilities. International revenues, which include revenues from international offices and export sales, represented 46% of total revenues for the six months ended June 30, 1998, as compared with 55% and 43% of total revenues in fiscal years 1997 and 1996, respectively. Consulting, maintenance and other services in support of international software licenses typically have lower gross margins than those achieved domestically due to generally lower prevailing billing rates and/or higher costs in certain of the Company's international markets. Therefore, significant growth in the Company's international operations may result in further declines in gross margins on consulting, maintenance and other services.

         The Asia/Pacific region continues to have unstable local economies and significant devaluation in its currencies. The economic situation in the region has resulted in slower payment of outstanding receivable balances and various requests for extended or modified payment terms. This region represented 4% of the Company's revenues for the six months ended June 30, 1998 and less than 10% of revenues and 2% of income from operations during fiscal year 1997. Asia/Pacific receivables, net of reserves, were approximately 9% of the Company's total net receivables at June 30, 1998. To the extent the Asia/Pacific region grows in importance to the Company, or that the factors affecting the region begin to adversely affect retailers in other geographic locations, the Company's business, operating results and financial condition could be adversely affected.

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

         The Company adopted the American Institute of Certified Public Accountants' Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2") effective January 1, 1998. The adoption of SOP 97-2 did not have a significant impact on the Company's financial statements for the three or six months ended June 30, 1998. However, there can be no assurance that subsequent interpretations of this pronouncement by the Company's independent auditors or the Securities and Exchange Commission will not modify the Company's revenue recognition policies, or that such modifications will not have a material adverse effect on the operating results reported in any particular quarter. There can be no assurance that the Company will not be required to adopt changes in its software licensing or services practices to conform to SOP 97-2, or that such changes will not result in delays or cancellations of potential sales of the Company's products.

         The Company completed a secondary public offering of 3,450,000 common shares in May 1998, receiving approximately $99.6 million in net proceeds. The Company intends to use the net proceeds of the offering for general corporate purposes including product development, working capital and potential acquisitions. In June 1998, the Company used $44 million of the proceeds to acquire Arthur Retail.

         The Company announced a three-for-two stock split in June 1998 to be effected in the form of a 50% stock dividend. The stock dividend was paid in July 1998 and an amount equal to the par value of the common shares issued plus cash paid in lieu of fractional shares was transferred from retained earnings to effect the split. All historical share, weighted average share and per share amounts have been restated to reflect the stock split.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Revenues

         Total revenues for the three months ended June 30, 1998 were $35.7 million, an increase of 69% over the $21.1 million reported in the comparable prior year period. Revenues consist of software licenses and consulting, maintenance and other services, which represented 35% and 65%, respectively, of total revenues during the three months ended June 30, 1998, and 45% and 55%, respectively in the comparable prior year period.

         Software Licenses. Software license revenues for the three months ended June 30, 1998 were $12.3 million, an increase of 29% over the $9.6 million reported in the comparable prior year period. Domestic software license revenues increased 91% between the comparable periods on increased sales of the MMS, Win/DSS and Retail IDEAS product lines and incremental sales of the Arthur Enterprise Suite. International software license revenues decreased 23% from the comparable prior year quarter. The decrease resulted from economic conditions in the Asia/Pacific region, the Company's realignment of its international sales management group during the quarter, slower than anticipated demand in Latin America and increased competition in Europe. The strategic realignment involved the movement of several key employees to other roles within the Company in order to ensure a rapid assimilation of the Arthur Retail division and to position JDA for future growth opportunities.

         Consulting, Maintenance and Other Services. Consulting, maintenance and other services revenues for the three months ended June 30, 1998 were $23.4 million, an increase of 103% over the $11.5 million reported in the comparable prior year period. This increase resulted from the higher volume of software license sales including client/server products that require longer implementation cycles, increased billing rates and the incremental consulting and maintenance revenues related to the Arthur Enterprise Suite. Although domestic consulting, maintenance and other services revenues increased 90% between the comparable periods, 54% of total revenue growth occurred in the Company's international markets where the comparative increase was 116%. The Company's current operating model calls for services to comprise from 55% to 60% of the annual revenue base.

Cost of Revenues

         Cost of software licenses was $603,000 for the three months ended June 30, 1998 and $233,000 in the comparable prior year period. Cost of software licenses represented 5% and 2% of software license revenues in the respective periods. The increase between such periods reflects the higher costs associated with the ODBMS, Retail IDEAS and Arthur Enterprise Suite products that incorporate software technology licensed from third party suppliers. Consulting, maintenance and other services costs for the three months ended June 30, 1998 were $16 million, an increase of 76% over the $9.1 million reported in the comparable prior year period. The Company has expanded its consulting and customer support organizations as a result of and in anticipation of continued increased sales of new software licenses and increased demand from the existing client base for additional support and professional services. The Company increased the number of personnel in its consulting, maintenance and other services organization by 81% between the comparable periods, and as of June 30, 1998 the Company had more than 600 employees involved in these functions. The Company anticipates that the dollar amount of consulting, maintenance and other services will continue to increase as the Company expands its operations.

Gross Profit

         Gross profit for the three months ended June 30, 1998 was $19.0 million, an increase of 62% over the $11.8 million reported in the comparable prior year period. Gross profit as a percentage of total revenues decreased from 56% in the three months ended June 30, 1997 to 53% in the comparable current year period. This decrease resulted from the higher mix of consulting, maintenance and other services revenues as a percentage of total revenues between the comparable periods. Gross margins on consulting, maintenance and other services revenues increased between the comparable periods from 21% in 1997 to 31% in 1998, reflecting the favorable impact of higher average billing rates and improved utilization rates.

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

Operating Expenses

         Product Development. Product development expenses for the three months ended June 30, 1998 were $4.8 million, an increase of 102% over the $2.4 million reported in the comparable prior year period. Product development expenses as a percentage of total revenues increased between the comparable periods from 11% in 1997 to 13% in 1998. The Company increased its product development staff by 93% between the comparable periods and currently has nearly 200 employees in its product development group. In addition, certain product development activities were conducted by the Company's service organization and by outside contractors during the three months ended June 30, 1998. Such activities were conducted primarily by the Company's internal product development staff in the prior year period. The Company believes that a strong commitment to product development will be required in order to remain competitive. JDA has identified certain functions and design features in connection with early installations of ODBMS that are being added to the base code in order to shorten the deployment cycle and increase customer satisfaction. The Company currently expects product development expenses in 1998 to be between $20 million and $21 million as it incorporates these features into the ODBMS product and adds similar improvements to Win/DSS and other product lines. In addition, the Company intends to add an additional 35 to 45 developers during the second half of 1998 in order to accomplish its development plans for existing product lines and the recently acquired Arthur Enterprise Suite. The Company believes its current process for developing software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

         Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 1998 were $4.6 million, an increase of 50% over the $3.1 million reported in the comparable prior year period. Sales and marketing expenses as a percentage of total revenues decreased between the comparable periods from 14% in 1997 to 13% in

1998 due to the significant increase in total revenues. The increase in absolute dollars resulted from the Company's efforts to increase its sales and marketing presence in both domestic and international markets. The Company more than doubled the number of quota carrying sales representatives between the comparable periods. The Company anticipates that sales and marketing expenses may continue to increase in absolute dollars as the Company expands its operations.

         General and Administrative. General and administrative expenses for the three months ended June 30, 1998 were $3.4 million, an increase of 42% over the $2.4 million reported in the prior year period. General and administrative expenses as a percentage of total revenues decreased between the comparable periods from 11% in 1997 to 10% in 1998. The increase in absolute dollars results from the addition of administrative personnel to support the Company's domestic and international growth. The Company anticipates that general and administrative expenses may continue to increase in absolute dollars as the Company expands its operations.

         Purchased In-process Research and Development. The Company took a one-time charge of $40 million during the three months ended June 30, 1998 for in-process research and development acquired in connection with the purchase of the Arthur Retail Business Unit, and recorded a related tax benefit of $16.2 million. Purchased in-process research and development includes the value of products in the development stage for which technological feasibility has not been established and which the Company believes have no alternative future use. Earnings per share for the three months ended June 30, 1998, excluding the one-time charge for in-process research and development and related tax benefit, was $.20 per share.

Provision for Income Taxes

         The Company's effective tax rates reflect statutory federal, state and foreign tax rates, partially offset by reductions for research and development expense tax credits. The Company expects its effective income tax rate to be 40% during the second half of 1998.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Revenues

         Total revenues for the six months ended June 30, 1998 were $66.6 million, an increase of 75% over the $37.9 million reported in the comparable prior year period. Revenues consist of software licenses and consulting, maintenance and other services, which represented 37% and 63%, respectively, of total revenues during the six months ended June 30, 1998, and 46% and 54%, respectively in the comparable prior year period.

         Software Licenses. Software license revenues for the six months ended June 30, 1998 were $24.4 million, an increase of 40% over the $17.4 million reported in the comparable prior year period. Domestic software license revenues increased 97% between the comparable periods on increased sales of the MMS, Win/DSS and Retail IDEAS product lines and incremental sales of the Arthur Enterprise Suite. International software license revenues decreased 7% between the comparable periods. The decrease resulted from the economic conditions in the Asia/Pacific region, the Company's realignment of its international sales management group during the second quarter, slower than anticipated demand in Latin America and increased competition in Europe.

         Consulting, Maintenance and Other Services. Consulting, maintenance and other services revenues for the six months ended June 30, 1998 were $42.2 million, an increase of 106% over the $20.5 million reported in the comparable prior year period. Although domestic consulting, maintenance and other services revenues increased 89% between the comparable periods, nearly 55% of total revenue growth occurred in the Company's international markets where the comparative increase was 124%.

Cost of Revenues

         Cost of software licenses was $1.1 million for the six months ended June 30, 1998 and $433,000 in the comparable prior year period. Cost of software licenses represented 5% and 2% of software license revenues in the respective periods, with the increase in 1998 resulting from the higher costs associated with the Company's products that incorporate software technology from third party suppliers. Consulting, maintenance and other services costs for the six months ended June 30, 1998 were $29.9 million, an increase of 89% over the $15.8 million reported in the comparable prior year period. The Company has expanded its consulting and customer support organizations as a result of and in anticipation of continued increased sales of new software licenses and increased demand from the existing customer base for additional professional services.

Gross Profit

         Gross profit for the six months ended June 30, 1998 was $35.6 million, an increase of 64% over the $21.7 million reported in the comparable prior year period. Gross profit as a percentage of total revenues decreased from 57% in the six months ended June 30, 1997 to 53% in the comparable current year period. This decrease resulted from the higher mix of consulting, maintenance and other services revenues as a percentage of total revenues between the comparable periods. Gross margins on consulting maintenance and other services revenues increased between the comparable periods from 23% in 1997 to 29% in 1998, reflecting the favorable impact of higher average billing rates and improved utilization rates.

Operating Expenses

         Product Development. Product development expenses for the six months ended June 30, 1998 were $9.0 million, an increase of 97% over the $4.6 million reported in the comparable prior year period. Product development expenses as a percentage of total revenues increased between the comparable periods from 12% in 1997 to 14% in 1998. The Company increased its incremental spending for development efforts on ODBMS, Win/DSS, Retail IDEAS, and WCC, and to make further enhancements to the MMS product line.

         Sales and Marketing. Sales and marketing expenses for the six months ended June 30, 1998 were $8.5 million, an increase of 52% over the $5.6 million reported in the comparable prior year period. Sales and marketing expenses as a percentage of total revenues decreased from 15% in 1997 to 13% in 1998. The increase in absolute dollars between the comparable periods resulted from the Company's efforts to increase its sales and marketing presence in both domestic and international markets and the corollary increase in headcount.

         General and Administrative. General and Administrative expenses for the six months ended June 30, 1998 were $6.5 million, an increase of 60% over the $4.1 million reported in the comparable prior year period. General and Administrative expenses as a percentage of total revenues decreased from 11% in 1997 to 10% in 1998.

         Purchased In-process Research and Development. The Company took a one-time charge of $40 million during the six months ended June 30, 998 for in-process research and development acquired in connection with the purchase of the Arthur Retail Business Unit, and recorded a related tax benefit of $16.2 million. Earnings per share for the six months ended June 30, 1998, excluding the one-time charge for purchased in-process research and development and related tax benefit, was $.38 per share.

Provision for Income Taxes

         The Company's effective income tax rates reflect statutory federal, state and foreign tax rates, partially offset by reductions for research and development expense tax credits. The Company expects its effective income tax rate to be 40% during the second half of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through cash generated from operations and public sales of equity securities and, to a lesser extent, borrowings under its bank line of credit. The Company had working capital of $109.3 million at June 30, 1998 compared with $48.3 million at December 31, 1997. Cash and cash equivalents at June 30, 1998 were $85.4 million, an increase of $58.1 million from the $27.3 million reported at December 31, 1997.

         Operating activities provided cash of $3.8 million and utilized cash of $690,000 during the six months ended June 30, 1998 and 1997, respectively. Cash provided by operating activities increased in 1998 due to $7.9 million in net income, excluding the one-time charge for purchased in-process research and development and related tax benefit. The Company had net accounts receivable of $42.1 million and $32.4 million at June 30, 1998 and December 31, 1997, respectively, which represented 107 days and 99 days of sales outstanding ("DSOs"). DSOs have historically been higher in the second and third quarters of each fiscal year, as a result, the Company believes, of the seasonal cash flow requirements of its retail customers. DSOs at June 30, 1998 were also impacted by a $2.0 million increase in trade receivables for which the related revenue was deferred, which represents approximately five days of the increase. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including seasonality, shifts in customer buying patterns, the underlying mix of products and services, and the geographic concentration of revenues.

         Investing activities utilized cash of $51.5 million and $6.3 million during the six months ended June 30, 1998 and 1997, respectively. The 1998 activity includes the $44 million purchase of the Arthur Retail Business Unit and $7.5 million in capital expenditures to support the Company's growth. The 1997 activity includes an initial payment of $1.6 million for the purchase of LIOCS Corporation and $4.7 million in capital expenditures.

         Financing activities provided cash of $106 million and $2.2 million during the six months ended June 30, 1998 and 1997, respectively. The 1998 activity includes net proceeds of $99.6 million from the issuance of 3,450,000 shares of the Company's stock in May 1998 in a secondary public offering. The remaining activity in both periods consists primarily of proceeds from the issuance of stock and related tax benefits under the Company's stock option and employee stock purchase plans.

         Changes in the currency exchange rates of the Company's foreign operations had the effect of decreasing cash by $227,000 and $181,000 during the six months ended June 30, 1998 and 1997, respectively. The Company did not enter into any foreign exchange contracts or engage in similar hedging strategies during either of these periods.

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

         The Company maintains a $5 million revolving line of credit for working capital purposes which matures on July 1, 2000. The credit facility is collateralized by property and equipment, receivables and intangibles; accrues interest at the bank's reference rate, which approximates prime; and requires the Company to maintain certain current ratios and tangible net worth. There were no amounts outstanding on the line of credit as of June 30, 1998. The Company believes that its cash and cash equivalents, available borrowings under the bank line of credit and funds generated from operations will provide adequate liquidity to meet the Company's normal operating requirements for at least the next twelve months.

YEAR 2000 COMPLIANCE

         Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies in a very wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Significant uncertainty exists in the software and other industries concerning the scope and magnitude of problems associated with the century change. The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures, and has established a project team to assess Year 2000 risks. The project team will coordinate the identification and implementation of changes to computer hardware and software applications that will ensure availability and integrity of the Company's financial systems and the reliability of its operational systems. The Company is also assessing the potential overall impact of the impending century change on the Company's business, operating results and financial condition.

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

         The Company is currently reviewing its internal management information and other systems in order to identify and modify those products, services or systems that are not Year 2000 compliant. The total cost of these Year 2000 compliance activities has not been, and is not anticipated to be, material to the Company's financial condition or its operating results. These costs and the timing in which the Company plans to complete its Year 2000 modification and testing procedures are based on management's best estimates. However, there can be no assurance that the Company will timely identify and remediate all significant Year 2000 problems, or that remedial efforts will not have a material adverse effect on the Company's business, operating results and financial condition.

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

         The Company adopted the American Institute of Certified Public Accountants' Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2") effective January 1, 1998. The adoption of SOP 97-2 did not have a significant impact on the Company's financial statements for the three or six months ended June 30, 1998. However, there can be no assurance that subsequent interpretations of this pronouncement by the Company's independent auditors or the Securities and Exchange Commission will not modify the Company's revenue recognition policies, or that such modifications will not have a material adverse effect on the operating results reported in any particular quarter. There can be no assurance that the Company will not be required to adopt changes in its software licensing or services practices to conform to SOP 97-2, or that such changes, if adopted, will not result in delays or cancellations of potential sales of the Company's products.

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

         Management of Growth. The Company's business has grown rapidly in recent years, with revenues increasing from $30.1 million in 1995 to $47.8 million in 1996, and to $91.8 million in 1997. The Company's recent expansion has resulted in substantial growth in the number of its employees, the scope of its operating systems and the geographic distribution of its operations and customers. This recent rapid growth has placed, and if continued will continued to place, a significant strain on the Company's management and operations.

For example, the Company believes that recent management realignments in support of the Company's international operations and the newly acquired Arthur Retail may have adversely affected sales efforts in Europe and Latin America during the three months ended June 30, 1998. The Company's ability to compete effectively and to manage future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information systems on a timely basis, to expand, train, motivate and manage its work force, in particular its direct sales force and consulting services organization, and to deal effectively with third-party systems integrators and consultants. Several of the Company's executive management personnel have only recently joined the Company. In addition, Brent W. Lippman has only recently assumed the role of Chief Executive Officer. The Company's future growth and success depends in significant part upon the ability of the company's executive management team to effectively manage the expansion of the Company's operations. There can be no assurance that the Company will be able to manage its recent or any future growth, and any failure to do so would have a material adverse effect on the Company's business, operating results and financial condition.

         The Company anticipates that continued growth, if any, will require it to recruit and hire a substantial number of new employees, including consulting and product development personnel, both domestically and abroad. The Company's ability to undertake new projects and increase revenues is substantially dependent on the availability of consulting personnel to assist in the design, planning and implementation of the Company's solutions. Consequently, the Company will not be able to continue to increase its business at historical rates without adding significant numbers of trained consulting personnel. Moreover, in the event the Company is unable to sufficiently increase its consulting capacity, the Company may be required to forego licensing opportunities or become increasingly dependent on systems integrators and professional consulting firms to provide implementation services for its products. Therefore, in anticipation of increasing its business the Company continues to significantly increase its consulting capacity. However, to the extent anticipated revenues fail to materialize following the hiring and training of new personnel requires the Company to incur significant start-up expenses, including procurement of office space and equipment, initial training costs and low utilization rates of new personnel. Such start-up expenses have in the past contributed and may in the future contribute to significant reductions in gross margin on consulting, maintenance and other services revenues and on overall gross margin. There can be no assurance that start-up expenses incurred in connection with the hiring of additional technical personnel will not result in a material adverse impact on the Company's future operating results.

         Ability to Attract and Retain Technical Personnel. The Company is heavily dependent upon its ability to attract, retain and motivate skilled technical and managerial personnel, especially highly skilled engineers involved in ongoing product development and consulting personnel who assist in the design, planning and implementation of the Company's solutions. In particular, the Company's ability to install, maintain and enhance its products is substantially dependent upon its ability to locate, hire train and retain qualified software engineers. The market for such individuals is intensely competitive, particularly in international markets. In this regard, as part of its strategy, the Company plans to significantly increase the number of consulting personnel in connection with the continuing roll-out of its client/server products and to support further development and implementation of MMS. Given the critical roles of the Company's product development and consulting staffs, the inability to recruit successfully or the loss of a significant part of its product development or consulting staffs would have a material adverse effect on the Company. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company will be able to retain its current personnel, or that it will be able to attract and retain other highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect upon the Company's business, operating results and financial condition.

         Limited Deployment of and Uncertain Market for New Software Products. The Company's newer software products, ODBMS, Win/DSS, Retail IDEAS and WCC, which are designed for open, client/server environments, have all been commercially released within the last two years. To date, only a limited number of customers have licensed or implemented the Company's client/server products. The market for these products is new and evolving, and the Company believes that retailers may generally be more cautions than other businesses in adopting client/server technologies. Consequently, it is difficult to assess or predict with any assurance the growth rate, if any, and size of the market for the Company's client/server products and there can be no assurance that this market will continue to develop. Potential and existing customers may find it difficult, or be unable, to successfully implement the Company's client/server products, or may not purchase such products for a variety of reasons, including: the customer's inability to obtain hardware, software, networking infrastructure, or sufficient internal staff required to implement, operate and maintain an open, client/server solution; the generally longer time periods and greater cost required to implement such products as compared to IBM AS/400-based products; and limited implementation experience with such products by the Company's service personnel or third-party implementation providers. Furthermore, the Company must overcome significant obstacles to successfully market its client/server solutions, including limited experience of the Company's sales and consulting personnel in the client/server market and limited existing reference accounts in this market. If the market for the Company's client/server products fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

         Product Concentration. The Company has historically derived the majority of its revenues form software licenses and consulting, maintenance and other services related to MMS. MMS revenues are in part dependent on continued vitality in and support by IBM of its AS/400 platform. Although the Company expects MMS revenues to continue to represent a significant portion of total revenues for the foreseeable future, MMS revenues as a percentage of total revenues may continue to decline as a result of the increased revenues attributable to the Company's newer software products, particularly ODBMS, Win/DSS and the Arthur Enterprise Suite. The life cycle of the MMS product line is difficult to estimate due largely to the potential effect of new products, applications and product enhancements, including those introduced by the Company, changes in the retail industry and future competition. Any decline in MMS revenues, as a result of competition, technological change, a decline in the market for or support of the IBM AS/400 platform, or other factors, to the extent not offset by the increases in revenues from other products, would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that prospective purchasers of the Company's IBM AS/400-based products will respond favorably to the Company's future or enhanced software products or that the Company will continue to be successful in selling its software products or services in the IBM AS/400 market.

         International Operations. The Company's international revenues, which include revenues from international subsidiaries and export sales, represented 46% of total revenues for the six months ended June 30, 1998 as compared with 55% and 43% of total revenues in fiscal 1997 and 1996, respectively. The Company expects that international revenues will continue to account for a significant percentage of the Company's revenues for the foreseeable future. The Company anticipates that continued growth of its international operations will require the Company to recruit and hire a number of new consulting, sales and marketing and support personnel in the countries in which the Company has established or will establish offices. In addition, the Company has only limited experience in developing localized versions of its products and in marketing and distributing its products internationally. International introductions of the Company's products often require significant investment by the Company in advance of anticipated future revenues. The opening of new offices by the Company typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. There can be no assurance that the countries in which the Company operates will have a sufficient pool of qualified personnel from which the Company may hire, or that the Company will be successful at hiring, training or retaining such personnel. In addition, there can be no assurance that the Company will be able to successfully expand its international operations in a timely manner could materially adversely affect the Company's business, operating results and financial condition.

         The Company's international business operations are subject to risks inherent in international activities, including unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles in certain countries, potentially adverse tax consequences, difficulties in staffing and managing geographically disparate operations, greater difficulty in safeguarding intellectual property, licensing and other trade restrictions, currency fluctuations, repatriation of earnings, the burdens of complying wit a wide variety of foreign laws, and general economic conditions in international markets. In addition, consulting, maintenance and other services in support of international software licenses typically have lower gross margins than those achieved domestically due to generally lower prevailing billing rates and/or higher costs in certain of the Company's international markets. Accordingly, any significant growth in the Company's international operations may result in further declines in gross margins on consulting, maintenance and other services. To the extent the Company's international operations expand, the Company expects that an increasing portion of its international software license and consulting, maintenance and other services revenues will be denominated in foreign currencies, subjecting the Company to fluctuations in foreign currency exchange rates. Historically, the Company's operations have not been materially adversely affected by fluctuations in foreign currency rates, and the Company has not currently engaged in foreign currency hedging transactions. However, as the Company continues to expand its international operations, exposures to gains and losses on foreign currency transactions may increase. The Company may choose to limit such exposure by entering into forward foreign exchange contracts or engaging in similar hedging strategies. There can be no assurance that any currency exchange strategy would be successful in avoiding exchange-related losses. In addition, revenues of the Company earned in various countries where the Company does business may be subject to taxation by more than one jurisdiction, thereby adversely affecting the Company's earnings.

         The Asia/Pacific region continues to have unstable local economies and significant devaluation in its currencies. The economic situation in the region has resulted in slower payments of outstanding receivable balances and various requests for extended or modified payment terms. To date, this region has not represented a significant portion of the Company's revenues. However, to the extent the Asia/Pacific region grows in importance to the Company, or the factors affecting the region begin to adversely affect retailers on other geographic locations, the Company's business, operating results and financial condition could be materially adversely affected.

         Competition. The markets for retail information systems are highly competitive. The Company believes the principal competitive factors in such markets are product quality, reliability, performance and price, vendor and product reputation, retail industry expertise, financial stability, features and functions, ease of use and quality of support. A number of companies offer competitive products addressing certain of the Company's target markets. In the enterprise systems market, the Company competes with internally developed systems and with third-party developers such as Intrepid Systems, Island Pacific, Radius PLC, Retek (a subsidiary of HNC Software, Inc.), STS Systems and Richter Management Services. In addition, the Company believes that new market entrants will offer fully integrated enterprise level systems targeting the retail industry. In particular, SAP AG is actively marketing an integrated client/server enterprise system competitive with the Company's products, and PeopleSoft, Inc. has recently acquired Intrepid Systems and announced plans to develop products that are expected to compete directly with ODBMS.

         In the in-store systems market, which is more fragmented than the enterprise systems market, the Company competes with major hardware original equipment manufacturers such as ICL, NCR and IBM, as well as software companies such as CRS Business Computers, Datavantage, STS Systems, Trimax and GERS Retail Systems. In the distribution and warehouse management systems market, the Company's WCC product competes with products from Catalyst International, Inc., EXE and McHuge Freeman. The Retail IDEAS product competes with products from Microstrategy and Intrepid, among other vendors. The Arthur Enterprise Suite competes with products from STS Systems and Mitech, and IBM's Makaro product line. In the market for consulting services, the Company is pursuing a strategy of forming informal working relationships with leading retail systems integrators such as Andersen Consulting and Ernst & Young LLP. These integrators, as well as independent consulting firms such as the Global Services Division of IBM, also represent potential competition to the Company's consulting services group.

         Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and other resources than the Company, each of which could provide them with a significant competitive advantage over the Company. There can be no assurance that the Company will be able to commit successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

         Risks Associates with Strategic Relationships. The Company has from time to time established formal and informal relationships with other companies, including IBM and Silvon, Inc., involving collaboration in areas such as product development, marketing and distribution. The maintenance of these relationships and the development of other such relationships is a meaningful part of the Company's business strategy. Currently, the Company's relationship with IBM is cooperative in that there is no written agreement defining the parties' obligations. There can be no assurance that the Company's current informal relationship will be beneficial to the Company, that such relationships will be sustained, or that the Company will be able to enter into successful new strategic relationships in the future.

         Lengthy Implementation Process; Fixed-Price Service Contracts. The Company's software products are complex and perform or directly affect business-critical functions across many different functional and geographic areas of the enterprise. Consequently, implementation of the Company's software is a complex, lengthy process that involves a significant commitment of resources by the Company's customers and that is subject to a number of significant risks over which the Company has little or no control. The Company believes that implementation of the client/server versions of its products may contribute to the length of the implementation process. Delays in the completion of implementations of any of its software products, whether by the Company or its business partners, may result in customer dissatisfaction or damage to the Company's reputation and could have a material adverse effect on the Company's business, operating results and financial condition.

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

         Certain technology used by the Company's products is licensed from third parties, generally on a non-exclusive basis. These licenses generally require the Company to pay royalties and fulfill confidentiality obligations. The Company believes that alternative resources exist for each of the material components of technology licensed by the Company form third parties. However, the termination of any such licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delays in the Company's ability to sell certain of its products while it seeks to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Also, any such delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could result in a material adverse effect on the Company's operating results. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company's products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms, if at all.

         In the future, the Company may receive notices claiming that it is infringing the proprietary rights of third parties, and there can be no assurance that the Company will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Any such claim could be time consuming, result in costly litigation, cause product shipment delays or force the Company to enter into royalty or license agreements rather than dispute the merits of such claims. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed form others or require the Company to cease the marketing or use of certain products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. To the extent the Company desires or is required to obtain licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be made available on terms acceptable to the Company, if at all. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims against the Company, with or without merit as well as claims initiated by the Company against third parties, could be time consuming and expensive to defend, prosecute or resolve.

         Product Defects; Product Liability; Risk of Integration Difficulties. The Company's software product are highly complex and sophisticated and could, from time to time, contain design defects or software errors that could be difficult to detect and correct. In addition, implementation of the Company's products generally involves a significant amount of customer-specific customization, and may involve integration with systems developed by third parties. In particular, it is common for complex software programs, such as the Company's newer, client/server software products, to contain undetected errors when first released which are discovered only after the product has been implemented and used over time with different computer systems and in a variety of applications and environments. Despite extensive testing, the Company from time to time has discovered defects or errors in its products or custom modifications only after its systems have been used by many customers. In addition, the Company or its customers may from time to time experience difficulties integrating the Company's products with other hardware or software in the customer's environment that are unrelated to defects in the Company's products. There can be no assurance that errors in the Company's software products will not be discovered or, if discovered, that they will be successfully corrected on a timely basis, if at all. Further, there can be no assurance that such defects, errors or difficulties will not cause future delays in product introductions and shipments, result in increased costs and diversion of development resources, require design modifications or impair customer satisfaction with the Company's products. The Company's future business growth is substantially dependent on the continued development of market acceptance of its newer, client/server products. If customers experience significant problems with implementation of the Company's client/server products or are otherwise dissatisfied with the functionality or performance of such products, or if such products fail to achieve market acceptance for any reason, the Company's business, operating results and financial condition would be materially adversely affected.

         Since the Company's products may be used by its customers to perform mission-critical functions, design defects, software errors, misuse of the Company's products, incorrect data from external sources or other potential problems within or out of the Company's control that may arise from the use of the Company's products could result in financial or other damages to the Company's customers. Prior to 1998, the Company did not maintain product liability insurance. Although the Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential claims as well as any liabilities arising from such claims, such provisions may not effectively protect the Company against such claims and the liability and costs associated therewith. Accordingly, any such claim could have a material adverse effect on the Company's business, operating results and financial condition.

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

         Volatility of Market Price. The market price of the Common Stock has experienced large fluctuations which may be expected to continue. Future announcements concerning the Company or its competitors, quarterly variations in operating results, accounts receivable balances or aging, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, proprietary rights or other litigation, changes in earnings or other estimates, or recommendations by analysts or other factors could cause the market price of the Common Stock to fluctuate substantially. In addition, stock process for many technology companies have fluctuated widely for reasons which have often been unrelated to the operating results of such companies. These fluctuations, as well as general economic, market and political conditions such as recessions or military conflicts, may materially and adversely affect the market price of the Common Stock.

         Acquisition Strategy. It is expected that the Company will grow internally and through strategic acquisitions in order, among other things, to expand the breadth and depth of its product suite and to build its professional services organization. The Company continually evaluates potential acquisitions of complementary businesses, products and technologies, including those which could be material in size and scope. Acquisition opportunities considered to date include private companies, public companies and divisions and product lines of companies with annual revenues that range from several million dollars to revenues comparable to those of the Company. From time to time the Company has taken a number of actions with acquisition candidates in pursuit of various acquisition opportunities, including: engaged in preliminary discussions; exchanged nonpublic information; provided verbal and written expressions of interest; reviewed technological feasibility; and made preliminary proposals regarding potential transaction structures and prices.

         Acquisitions, such as the recently completed acquisition of the Arthur Retail Business Unit, involve a number of special risks, including diversion of management's attention to the assimilation of the operations and personnel of acquired businesses, and the integration or acquired businesses products and technologies into the Company's business and product offerings. Achieving the anticipated benefits of any acquisition will depend, in part, upon whether the integration of the acquired business, products or technology is accomplished in an efficient and effective manner, and there an be no assurance that this will occur. The difficulties of such integration may be increased by the necessity of coordinating geographically disparate organizations, the complexity of the technologies being integrated, and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. The inability of management to successfully integrate any acquisition the Company may pursue, and any related diversion of management's attention, could have a material adverse effect on the business, operating results and financial condition of the Company. Moreover, there can be no assurance that any products acquired will gain acceptance in the Company's markets, or that the Company will obtain the anticipated or desired benefits of such acquisitions. Any acquisition pursued or consummated by the Company could result in potentially dilutive issuance of equity securities, the incurrence by the Company of debt and contingent liabilities, amortization of goodwill and other intangibles, purchased research and development expense, other acquisition-related expenses and the loss of key employees, any of which items could have a material adverse effect on the Company's business, operating results and financial condition.

         A relatively large acquisition by the Company could result in the use of a significant portion of the Company's available cash. Although the Company believes it can negotiate a credit facility, which may be used for acquisitions, there can be no assurance that such financing will be available on acceptable terms, if at all.

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

                           PART II: OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         The Company held its Annual Meeting of Stockholders on June 11, 1998 to vote on the following matters.

         1. The election of Kurt R. Jaggers to serve on the Board of Directors for a three-year term. There were 12,048,122 votes cast in favor of Mr. Jaggers' election with 115,674 withheld. Four additional directors, James D. Armstrong, Frederick M. Pakis, William C. Keiper and Brent W. Lippman will continue to serve their existing terms through 1999 (Messrs. Armstrong and Pakis) or 2000 (Messrs. Keiper and Lippman).

         2. To amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 18,000,000 to 50,000,000. There were 7,965,380 votes cast in favor of the amendment with 4,196,646 against and 1,770 abstentions.

         3. To approve an increase in the number of common shares authorized for issuance under the 1996 Stock Option Plan from 1,250,000 to 3,000,000 provided Proposal No. 2 was approved. There were 6,653,609 votes cast in favor of the increase with 4,720,541 against and 3,644 abstentions.

         4. To approve adoption of the 1998 Employee Stock Purchase Plan which provides for the issuance of up to 300,000 shares of common stock to employees of the Company provided Proposal No. 2 was approved. There were 11,323,475 votes cast in favor of the adoption with 55,204 against and 4,953 abstentions.

         5. To ratify the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the year ending December 31, 1998. There were 12,160,610 votes cast in favor of the ratification with 1,714 against and 1,472 abstentions.

ITEM 5. OTHER EVENTS:

         Proposals of stockholders intended to be presented at the next Annual Meeting of Stockholders of the Company must be received by the Company at 11811 North Tatum Boulevard, Suite 2000, Phoenix, Arizona 85028, no later than 5:00 p.m. Phoenix time on December 28, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      Exhibits: See Exhibit Index

         (b)      Reports on Form 8-K:

                  A Form 8-K dated April 22, 1998 was filed with the Securities and Exchange Commission to announce the resignation of Crawford L. Cole as a member of the Board of Directors. In addition, the Company announced the appointment of William C. Keiper as a member of the Board of Directors. Mr. Keiper assumed Mr. Cole's seat as a Class I director, and will serve until the Company's Annual Meeting of Stockholders in 2000 or until his successor is duly elected and qualified.

                  A Form 8-K dated June 4, 1998 was filed with the Securities and Exchange Commission to announce the acquisition of certain assets and the assumption of certain liabilities of Comshare, Incorporated pursuant to an Asset Purchase Agreement dated June 4, 1998. The financial statements of the business acquired and the required pro forma financial information will be filed with the Commission on the Company's Report on Form 8-K/A.

                            JDA SOFTWARE GROUP, INC.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    JDA SOFTWARE GROUP, INC.

Dated: August 14, 1998     By:      /s/ Kristen L. Magnuson
                                    -----------------------
                                    Kristen L. Magnuson
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                               DESCRIPTION
------                                               -----------

2.1* Asset Purchase Agreement dated as of June 4, 1998 by and among JDA Software Group, Inc., JDA Software, Inc. and Comshare, Incorporated.

2.2* Software License Agreement dated as of June 4, 1998 by and between Comshare, Incorporated and JDA Software, Inc.

3.1 Second Restated Certificate of Incorporation together with Certificate of Amendment dated June 12, 1998.

3.2      First Amended and Restated Bylaws.

4.2** Stock Redemption Agreement by and among the Company, James D. Armstrong, and Frederick M. Pakis dated March 30, 1995.

10.6 Employment Agreement between James D. Armstrong and JDA Software Group, Inc. dated January 1, 1998.

10.7 Employment Agreement between Frederick M. Pakis and JDA Software Group, Inc. dated January 1, 1998.

10.32 Lease Agreement between Opus West Corporation and JDA Software Group, Inc. dated April 30, 1998, together with First Amendment dated June 30, 1998.

10.33 Real Estate Option Agreement and Escrow Instructions between Mall at the Crossroads, Inc. and JDA Software Group, Inc. dated June 8, 1998.

10.34 Form of Amendment of Stock Option Agreement between JDA Software Group, Inc. and Brent W. Lippman, amending certain stock options granted to Mr. Lippman pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on (i) June 19, 1996; (ii) January 28, 1997; (iii) July 10, 1997; and (iv) January 27, 1998.

10.35 Form of Amendment of Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson, amending certain stock options granted to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on September 11, 1997 and January 27, 1998.

10.36 Form of Amendment of Stock Option Agreement between JDA Software Group, Inc. and Brent W. Lippman, amending that certain stock option granted to Mr. Lippman pursuant to the JDA Software Group, Inc. 1995 Stock Option Plan on November 15, 1995.

27.1     Financial Data Schedule.

--------------------------------------------------------------------------------

* Incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 1998, as filed on June 19, 1998.

** Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-748), declared effective March 14, 1996.