Form 10-Q
period 1998-09-30
JDA SOFTWARE GROUP INC
filed 1998-11-16
CIK 1006892

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                              YES    [x]    NO    [ ]

            The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 23,419,808 as of October 31, 1998.

                            JDA SOFTWARE GROUP, INC.

                                    FORM 10-Q


                                TABLE OF CONTENTS

                                                                                                      Page No.
PART I:     FINANCIAL INFORMATION

Item 1.     Financial Statements

      Condensed Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997...........    3

      Condensed Consolidated Statements of Income for the Three and Nine Months
            Ended September 30, 1998 and September 30, 1997..........................................    4

      Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
            September 30, 1998 and September 30, 1997................................................    5

      Notes to Interim Condensed Consolidated Financial Statements...................................    7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations....   10

PART II:    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.........................................................   27

Signature............................................................................................   28

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            JDA SOFTWARE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                  1998              1997
                                                                ---------        ---------
CURRENT ASSETS:
   Cash and cash equivalents ............................       $  85,469        $  27,304
   Accounts receivable, net .............................          45,005           32,444
   Deferred tax asset ...................................           3,388            1,190
   Prepaid expenses and other current assets ............           7,492            2,471
                                                                ---------        ---------
      Total current assets ..............................         141,354           63,409

PROPERTY AND EQUIPMENT, NET .............................          23,030           16,071
GOODWILL AND OTHER INTANGIBLES, NET .....................          13,423            3,722
DEFERRED TAX ASSET ......................................          14,295               --
                                                                ---------        ---------
      Total assets ......................................       $ 192,102        $  83,202
                                                                =========        =========

CURRENT LIABILITIES:
   Accounts payable .....................................       $   3,506        $   3,076
   Accrued expenses and other liabilities ...............          17,023            8,268
   Income taxes payable .................................           3,720              668
   Deferred revenue .....................................           5,659            3,058
                                                                ---------        ---------
      Total current liabilities .........................          29,908           15,070

DEFERRED TAX LIABILITY ..................................              --              222
                                                                ---------        ---------
      Total liabilities .................................          29,908           15,292
                                                                ---------        ---------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value.  Authorized 2,000,000
      Shares; None issued or outstanding.................              --               --
   Common stock, $.01 par value.  authorized 50,000,000
      Shares; Issued and outstanding 23,419,808 and
      19,726,869, respectively...........................             234              197
   Additional paid in capital ...........................         172,557           65,901
   Retained earnings (deficit) ..........................          (9,937)           2,117
   Accumulated other comprehensive income (loss) ........            (660)            (305)
                                                                ---------        ---------
      Total stockholders' equity ........................         162,194           67,910
                                                                ---------        ---------
            Total liabilities and stockholders' equity ..       $ 192,102        $  83,202
                                                                =========        =========

                            JDA SOFTWARE GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                            THREE MONTHS                       NINE MONTHS
                                                          ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                       -------------------------       --------------------------
                                                         1998             1997           1998             1997
                                                       ---------       ---------       ---------        ---------
REVENUES:
   Software licenses ..............................    $  12,355       $  10,066       $  36,717        $  27,489
   Consulting, maintenance and other services .....       26,507          13,609          68,724           34,127
                                                       ---------       ---------       ---------        ---------
      Total revenues ..............................       38,862          23,675         105,441           61,616
                                                       ---------       ---------       ---------        ---------
COST OF REVENUES:
   Software licenses ..............................          455             258           1,564              691
   Consulting, maintenance and other services .....       17,064          10,207          46,952           26,004
                                                       ---------       ---------       ---------        ---------
      Total cost of revenues ......................       17,519          10,465          48,516           26,695
                                                       ---------       ---------       ---------        ---------

GROSS PROFIT ......................................       21,343          13,210          56,925           34,921
                                                       ---------       ---------       ---------        ---------

OPERATING EXPENSES:
   Product development ............................        5,879           2,747          14,911            7,333
   Sales and marketing ............................        6,099           3,235          14,595            8,811
   General and administrative .....................        4,063           2,119          10,602            6,216
   Purchased in-process research and development...           --              --          40,000               --
                                                       ---------       ---------       ---------        ---------
      Total operating expenses ....................       16,041           8,101          80,108           22,360
                                                       ---------       ---------       ---------        ---------

INCOME (LOSS) FROM OPERATIONS .....................        5,302           5,109         (23,183)          12,561
   Other income ...................................        1,153             321           2,327            1,042
                                                       ---------       ---------       ---------        ---------

INCOME (LOSS) BEFORE INCOME TAXES .................        6,455           5,430         (20,856)          13,603
   Income tax (benefit) provision .................        2,582           2,171          (8,881)           5,441
                                                       ---------       ---------       ---------        ---------

NET INCOME (LOSS) .................................    $   3,873       $   3,259       $ (11,975)       $   8,162
                                                       =========       =========       =========        =========

BASIC EARNINGS (LOSS) PER SHARE ...................    $     .17       $     .17       $    (.55)       $     .42
                                                       =========       =========       =========        =========
DILUTED EARNINGS (LOSS) PER SHARE .................    $     .17       $     .16       $    (.55)       $     .42
                                                       =========       =========       =========        =========

SHARES USED TO COMPUTE:
   Basic earnings per share .......................       23,418          19,668          21,781           19,580
                                                       =========       =========       =========        =========
   Diluted earnings per share .....................       23,418          19,829          21,781           19,645
                                                       =========       =========       =========        =========



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDA SOFTWARE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)


                                                                              NINE MONTHS
                                                                            ENDED SEPTEMBER 30,
                                                                        --------------------------
                                                                           1998             1997
                                                                        ---------         --------
OPERATING ACTIVITIES:

   Net income(loss) ..............................................      $ (11,975)       $   8,162
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization ..............................          4,695            1,680
      Provision for doubtful accounts ............................            472              716
      Write-off of purchased in-process research and development..         40,000               --
      Deferred income taxes ......................................        (16,715)            (292)

   Changes in assets and liabilities:
      Accounts receivable, net ...................................        (13,033)         (12,386)
      Prepaid expenses and other current assets ..................         (5,021)          (1,049)
      Accounts payable ...........................................            430              331
      Accrued expenses and other liabilities .....................          2,417            1,424
      Income taxes payable .......................................          3,052           (1,685)
      Deferred revenue ...........................................          2,601              755
                                                                        ---------         --------
         Net cash provided by (used in) operating activities .....          6,923           (2,344)
                                                                        ---------         --------
INVESTING ACTIVITIES:

   Purchase of Arthur Retail Business Unit .......................        (44,000)              --
   Purchase of property and equipment ............................        (10,976)          (6,761)
   Purchase of LIOCS Corporation, net of cash acquired ...........             --           (1,588)
                                                                        ---------         --------
         Net cash used in investing activities ...................        (54,976)          (8,349)
                                                                        ---------         --------

FINANCING ACTIVITIES:

   Issuance of common stock - secondary offering .................         99,628               --
   Issuance of common stock - stock option plan ..................          4,182            1,346
   Issuance of common stock - employee stock purchase plan .......            434            1,585
   Tax benefit - stock options and employee stock purchase plan...          2,368            4,041
   Payments on capital lease obligations .........................            (39)             (71)
   Other .........................................................             --             (499)
                                                                        ---------         --------
         Net cash provided by financing activities ...............        106,573            6,402
                                                                        ---------         --------

Effect of exchange rates on cash .................................           (355)            (599)
                                                                        ---------         --------

Net increase (decrease) in cash and cash equivalents .............         58,165           (4,890)
                                                                        ---------         --------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................         27,304           30,986
                                                                        ---------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD .........................      $  85,469        $  26,096
                                                                        =========        =========

                            JDA SOFTWARE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)


                                                                      NINE MONTHS
                                                                   ENDED SEPTEMBER 30,
                                                                 ---------------------
                                                                   1998        1997
                                                                 --------      -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for:

      Interest..............................................     $     11      $     3
                                                                 ========      =======
      Income taxes..........................................     $  2,531      $ 2,634
                                                                 ========      =======

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

   Acquisition of the Arthur Retail Business Unit:

      In-process research and development...................     $(40,000)
      Purchase price in excess of net assets acquired.......       (3,590)
      Other intangibles.....................................       (6,700)
      Liabilities assumed...................................        6,290
                                                                 --------
                  Net cash used to purchase the Arthur
                    Retail Business Unit....................     $(44,000)
                                                                 ========

   Acquisition of LIOCS Corporation:

      Fair value of assets acquired, other than cash........                     $(622)
      Purchase price in excess of net assets acquired.......                    (2,022)
      Liabilities assumed...................................                       366
      Notes payable.........................................                       690
                                                                               -------
         Net cash used to purchase LIOCS Corporation........                   $(1,588)
                                                                               =======




           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            JDA SOFTWARE GROUP, INC.
                NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   (IN THOUSANDS, EXCEPT PERCENTAGES, SHARES, PER SHARE AMOUNTS, OR AS OTHERWISE STATED)
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.    SECONDARY PUBLIC OFFERING

      The Company completed a secondary public offering of 3,450,000 common shares in May 1998, receiving approximately $99.6 million in net proceeds. The Company intends to use the net proceeds of this offering for general corporate purposes including product development, working capital and potential acquisitions. In June 1998, the Company used $44 million of the proceeds to acquire the Arthur Retail Business Unit.
      See note 6.

3.    STOCK SPLIT

      The Company announced a three-for-two stock split on June 15, 1998 to be effected in the form of a 50% stock dividend. The stock dividend was paid on or about July 17, 1998 to stockholders of record on June 26, 1998. An amount equal to the par value of the common shares issued plus cash paid in lieu of fractional shares was transferred from retained earnings to effect the split. All historical share, weighted average share and per share amounts have been restated to reflect the stock split.

4.    PREFERRED STOCK PURCHASE RIGHTS PLAN

      The Company adopted a Preferred Stock Purchase Rights Plan (the "Plan") on October 2, 1998 designed to deter coercive or unfair takeover tactics and to prevent a person or group from gaining control of the Company without offering a fair price to all stockholders.

      Under the terms of the Plan, a dividend distribution of one Preferred Stock Purchase Right ("Right") for each outstanding share of the Company's common stock outstanding was made to holders of record on October 20, 1998. These Rights entitle the holder to purchase one one-hundredth of a share of the Company's Series A Preferred Stock ("Preferred Stock") at an exercise price of $100 per one one-hundredth of a share. The Rights become exercisable (a) 10 days after a public announcement that a person or group has acquired shares representing 15% or more of the outstanding shares of common stock, or (b) 10 business days following commencement of a tender or exchange offer for 15% or more of such outstanding shares of common stock.

      The Company can redeem the Rights for $0.001 per Right at any time prior to their becoming exercisable. The Rights will expire on October 1, 2008, unless redeemed earlier by the Company or exchanged for common stock. Under certain circumstances, if a person or group acquires 15% or more of the Company's common stock, the Rights permit stockholders other than the acquiror to purchase common stock having a market value of twice the exercise price of the Rights, in lieu of the Preferred Stock. In addition, in the event of certain business combinations, the Rights permit stockholders to purchase the common stock of an acquiror at a 50% discount. Rights held by the acquiror will become null and void in both cases.

5.    EARNINGS (LOSS) PER SHARE

      Shares used in the earnings (loss) per share calculation are as follows. Common stock equivalents have been excluded from the earnings (loss) per share calculation for the three and nine months ended September 30, 1998 as their effect would be antidilutive:

                                                           THREE MONTHS           NINE MONTHS
                                                        ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                       -------------------     -------------------
                                                         1998        1997        1998        1997
                                                       -------     -------     -------     -------
      Shares--Basic earnings per share............      23,418      19,668      21,781      19,580
      Dilutive common stock equivalents...........          --         161          --          65
                                                       -------     -------     -------     -------
      Shares--Diluted earnings per share..........      23,418      19,829      21,781      19,645
                                                       =======     =======     =======     =======


6.    ACQUISITION OF THE ARTHUR RETAIL BUSINESS UNIT

      The Company acquired the Arthur Retail Business Unit ("Arthur Retail") from Comshare, Incorporated on June 4, 1998 for $44 million in cash. Arthur Retail is a leading provider of strategic merchandise management software applications that provide retailers with integrated tools for merchandise planning, product, store allocation and store assortment decision making, as well as enterprise-wide decision support.

      The acquisition has been accounted for as a purchase and, accordingly, the operating results of Arthur Retail have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price was allocated to certain intangible assets and in-process research and development ("R&D") based on their fair market values. The excess of the purchase price over the fair market value of the underlying assets is being amortized over a period of ten years. Purchased in-process R&D includes the value of products in the development stage for which technological feasibility has not been established and which the Company believes have no alternative future use. In accordance with applicable accounting rules, the Company expensed $40 million of purchased in-process R&D during the three months ended June 30, 1998 and recorded a related tax benefit of $16.2 million.

      The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 1998 and 1997 assume the Arthur Retail acquisition occurred as of January 1 of each year. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

                                                              NINE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                          ---------------------
                                                          1998             1997
                                                          ----             ----
         Total revenues...........................     $ 113,671        $ 76,347
         Net income...............................     $   9,995        $  6,392
         Basic and diluted earnings per share.....     $    0.46        $   0.33



7.     Baan-JDA RETAIL JOINT VENTURE

      The Company signed a letter of intent in August 1998 with Baan Company N.V. ("Baan") to form a 50/50 joint venture. The Company anticipates that a definitive agreement will be executed with Baan before the end of fiscal 1998. The new organization, Baan-JDA Retail, will target tier one global retailers, manufacturers that have their own retail operations, and enterprises with wholesale, catalog, mail order and electronic commerce requirements. The planned offering will consist of a comprehensive suite of products for the retail supply chain that combine JDA's support of traditional retail operations with Baan's enterprise business software.

8.    CORPORATE OFFICE LEASE

      The Company entered into a ten-year lease in April 1998 for a 100,000 square foot office facility in Phoenix. The lease is scheduled to commence in April 1999 at an initial monthly rate of approximately $112,000. Concurrent with the execution of the lease, the Company was granted an option to purchase approximately five acres of real property contiguous to the office facility. The option may be exercised at a pre-determined price on or before August 2001 provided the Company occupies at least 25% of the office facility. The Company also has a Right of First Refusal on the office facility until the date of occupancy.

9.    COMPREHENSIVE INCOME (LOSS)

      The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") effective January 1, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three and nine months ended September 30, 1998 and 1997 are as follows:

                                                    THREE MONTHS           NINE MONTHS
                                                ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                ----------------    --------------------
                                                 1998      1997        1998         1997
                                                ------    ------    --------      ------
      Comprehensive income(loss):
      Net income (loss)......................   $3,873    $3,259    $(11,975)     $8,162
      Other comprehensive income (loss) -
         Foreign currency adjustment.........     (130)     (418)       (355)       (599)
                                                ------    ------    --------      ------
         Comprehensive income (loss).........   $3,743    $2,841    $(12,330)     $7,563
                                                ======    ======    ========      ======


10.   SEGMENT DISCLOSURES

      The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131") effective January 1, 1998. SFAS No. 131 requires public companies to report certain information about operating segments in their financial statements and establishes related disclosures about products and services, geographic areas and major customers. SFAS No. 131 does not need to be applied to interim financial statements in the initial year of application; however, comparative information for interim periods in the initial year of application will be reported in the financial statements for interim periods in fiscal 1999.

11.   RECLASSIFICATIONS

      Certain reclassifications were made to the December 31, 1997 balance sheet to conform with the September 30, 1998 presentation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussion containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Overview," "Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997," "Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997," "Liquidity and Capital Resources," "Year 2000 Compliance," and "Certain Risks." Such forward looking statements may concern growth and future operating results, capital expenditures, potential acquisitions, new products and product enhancements, research and development activities and expenditures, the hiring of additional personnel, strategic relationships with third parties, liquidity and the Company's strategy. Such forward looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate" or other words that convey uncertainty of future events or outcomes. Actual results for future periods could differ materially from those discussed in this report on Form 10-Q as a result of the various risks and uncertainties discussed herein.

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

      JDA historically has derived a significant portion of its revenues from software licenses and consulting, maintenance and other services relating to MMS. Total revenues from the MMS product line represented 45% of the Company's total revenues during the nine months ended September 30, 1998 as compared with 56% and 80% in fiscal years 1997 and 1996, respectively. Although the Company expects MMS revenues to continue to represent a significant portion of total revenues for the foreseeable future, MMS revenues as a percentage of total revenues may continue to decline as a result of the increased revenues attributable to the Company's newer product lines, particularly ODBMS, Win/DSS, Retail IDEAS, WCC, and the Arthur Enterprise Suite.

      Software license revenues and consulting, maintenance and other services revenues represented 35% and 65%, respectively, of JDA's total revenues during the nine months ended September 30, 1998, as compared with 45% and 55% during the nine months ended September 30, 1997. JDA's software license revenues and overall revenue mix were affected during the past two quarters by lower than anticipated software license revenues in the Company's international business which declined 23% in the second quarter of 1998 and 40% in the third quarter of 1998, as compared to the comparable prior year quarters. These declines resulted from the elongation of international sales cycles, deferred purchasing decisions for merchandising systems, weakening international economies, and increased competition. The software license results have also been adversely impacted over past two quarters by vacancies in senior management positions in Europe and Latin America.

      Consulting, maintenance and other services revenues are derived from a range of services, including system design and implementation and, to a lesser extent, software maintenance and support, and training. During the past two years, the Company has accelerated the growth of its services organization in anticipation of an increased mix of consulting, maintenance and other services revenues in both domestic and international markets, and continued market acceptance of its newer client/server product lines, which require longer implementation cycles. Consulting, maintenance and other services comprised 62% of the Company's revenue base over the twelve months ended September 30, 1998. The mix of service revenues in relation to total revenues has historically been higher during the first, second and third quarters of each fiscal year because, the Company believes, retailers prefer to implement systems during those periods that have the least amount of disruption to their sales cycle. Consulting, maintenance and other services revenues are generally more predictable but generate significantly lower gross margins than software revenues. In addition, consulting, maintenance and other services costs tend to be higher during periods of rapid expansion, particularly with the opening of new international offices where initial recruiting costs, training and other start-up expenses must be incurred in advance of anticipated revenues, and as a result of the reduced labor efficiencies associated with the introduction of products to a new customer base.

      The Company has pursued a strategy of addressing international markets by developing localized versions of its products and establishing international subsidiaries with direct sales and consulting capabilities. International revenues, which include revenues from international offices and export sales, represented 45% of total revenues for the nine months ended September 30, 1998, as compared with 55% and 43% of total revenues in fiscal years 1997 and 1996, respectively. Consulting, maintenance and other services in support of international software licenses typically have lower gross margins than those achieved domestically due to higher costs and/or generally lower prevailing billing rates in certain of the Company's international markets. Therefore, significant growth in the Company's international operations may result in declines in gross margins on consulting, maintenance and other services.

      The Asia/Pacific region continues to have unstable local economies and significant devaluation in its currencies. The economic situation in the region has resulted in slower payment of outstanding receivable balances and various requests for extended or modified payment terms. This region represented 4% of the Company's revenues for the nine months ended September 30, 1998 and less than 10% of revenues and 2% of income from operations during fiscal year 1997. Asia/Pacific receivables, net of reserves, were approximately 7% of the Company's total net receivables at September 30, 1998. To the extent the Asia/Pacific region grows in importance to the Company, or that the factors affecting the region begin to adversely affect retailers in other geographic locations, the Company's business, operating results and financial condition could be adversely affected. The Company believes that certain of these factors have begun to affect the Latin American region and may affect other regions in the future.

      The Company is cautious about its expectations from international operations in the near term, and the Company expects its operating results to be less predictable in the future as a result of the overall economic uncertainties described above. Management believes these economic conditions could adversely impact the Company's business, operating results and financial condition for an indefinite period of time. The Company has taken steps to resolve the organizational issues that have impacted its execution in Europe and Latin America over the past two quarters. The Company filled the Director - Latin America position in September 1998 and a candidate has accepted the Vice President - EMEA position and is expected to begin working for the Company in mid-November 1998. The Company anticipates that other changes will be made to the sales organizations in these regions. The Company has recently initiated a realignment of its European sales force around a product line orientation similar to the orientation the Company implemented domestically during 1998. The Company believes this resulted in the higher year-over-year growth in domestic software license revenues during 1998 versus 1997.

      To the extent the Company's international operations expand, the Company expects that an increasing portion of its international software license and consulting, maintenance and other services revenues will be denominated in foreign currencies, subjecting the Company to risks related to fluctuations in foreign currency exchange rates. Historically, the Company's operations have not been materially adversely affected by fluctuations in foreign currency exchange rates, and the Company has not engaged in foreign currency hedging transactions. However, as the Company continues to expand its international operations, exposures to gains and losses on foreign currency transactions may increase. The Company may choose to limit such exposure by entering into forward foreign exchange contracts or engaging in similar hedging strategies. There can be no assurance that any currency exchange strategy would be successful in avoiding or reducing exchange-related losses. In addition, revenues of the Company earned in various countries where the Company does business may be subject to taxation by more than one jurisdiction, thereby adversely affecting the Company's earnings.

RECENT DEVELOPMENTS

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

      JDA has undertaken several key initiatives during 1998. In June 1998, the Company acquired the Arthur Retail Business Unit ("Arthur Retail") from Comshare, Incorporated. Arthur Retail is a provider of strategic merchandise management software applications, collectively referred to as the Arthur Enterprise Suite. The suite includes applications that complement and expand the Company's existing product lines by providing retailers with integrated tools for merchandise planning, product, store allocation and store assortment decision making, as well as enterprise-wide decision support. The Company also signed a letter of intent in August 1998 with Baan Company N.V. ("Baan") to form a 50/50 joint venture. The Company anticipates, although there can be no assurance, that a definitive agreement will be executed with Baan before the end of fiscal 1998. The new organization, Baan-JDA Retail, will target tier one global retailers, manufacturers that have their own retail operations, and enterprises with wholesale, catalog, mail order and electronic commerce requirements. The planned offering by Baan-JDA Retail will consist of a comprehensive suite of products for the retail supply chain that combine JDA's support of traditional retail operations with Baan's enterprise business software. The Company also announced the formation of an Electronic Commerce division during August 1998. The Company intends for this division to deliver business solutions that web-enable a retailer's existing computing system and allow the exchange of both external and internal content through any Web browser.

      The Company adopted a Preferred Stock Purchase Rights Plan (the "Plan") on October 2, 1998 designed to deter coercive or unfair takeover tactics and to prevent a person or group from gaining control of the Company without offering a fair price to all stockholders. Under the terms of the Plan, a dividend distribution of one Preferred Stock Purchase Right ("Right") for each outstanding share of the Company's common stock outstanding was made to holders of record on October 20, 1998. These Rights entitle the holder to purchase one one-hundredth of a share of the Company's Series A Preferred Stock ("Preferred Stock") at an exercise price of $100 per one one-hundredth of a share. The Rights become exercisable (a) 10 days after a public announcement that a person or group has acquired shares representing 15% or more of the outstanding shares of common stock, or (b) 10 business days following commencement of a tender or exchange offer for 15% or more of such outstanding shares of common stock. The Company can redeem the Rights for $0.001 per Right at any time prior to their becoming exercisable. The Rights will expire on October 1, 2008, unless redeemed earlier by the Company or exchanged for common stock. Under certain circumstances, if a person or group acquires 15% or more of the Company's common stock, the Rights permit stockholders other than the acquiror to purchase common stock having a market value of twice the exercise price of the Rights, in lieu of the Preferred Stock. In addition, in the event of certain business combinations, the Rights permit stockholders to purchase the common stock of an acquiror at a 50% discount. Rights held by the acquiror will become null and void in both cases.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenues

      Total revenues for the three months ended September 30, 1998 were $38.9 million, an increase of 64% over the $23.7 million reported in the comparable prior year period. Revenues consist of software licenses and consulting, maintenance and other services, which represented 32% and 68%, respectively, of total revenues during the three months ended September 30, 1998, and 43% and 57%, respectively in the comparable prior year period. The decrease in software license revenues as a percentage of total revenues during the current quarter resulted primarily from slower than expected growth in international software license revenues.

      Software Licenses. Software license revenues for the three months ended September 30, 1998 were $12.4 million, an increase of 23% over the $10.1 million reported in the comparable prior year quarter. Domestic software license revenues increased 130% between the comparable quarters on increased sales of the MMS, Win/DSS, Retail IDEAS and WCC product lines, and incremental sales of the Arthur Enterprise Suite. International software license revenues decreased 40% from the comparable prior year quarter as a result of the elongation of international sales cycles, deferred purchasing decisions for merchandising systems, weakening international economies and increased competition. The results for the three months ended September 30, 1998 were also impacted by the Company's strategic realignment of its international sales management group which began in the second quarter of 1998. This realignment involved the movement of certain key employees to other roles within the Company in order to ensure a rapid assimilation of Arthur Retail and to position JDA for future growth opportunities. The Company filled the Director - Latin America position in September 1998 and a candidate has accepted the Vice President - EMEA position and is expected to begin working for the Company in mid-November 1998. The Company anticipates that other changes will be made to the sales organizations in these regions. The Company does not anticipate sequential growth rates to exceed those achieved during the current quarter without improved results from its international business units.

      Consulting, Maintenance and Other Services. Consulting, maintenance and other services revenues for the three months ended September 30, 1998 were $26.5 million, an increase of 95% over the $13.6 million reported in the comparable prior year quarter. This increase resulted from the higher volume of software license sales, including client/server products that require longer implementation cycles, improved utilization, increased billing rates and the incremental consulting and maintenance revenues related to the Arthur Enterprise Suite. Domestic and international consulting, maintenance and other services revenues increased 115% and 77%, respectively, between the comparable quarters. International software license revenues have slowed over the past two quarters. Although the Company has a significant backlog of consulting work, if international software license revenue growth continues to slow, the Company may be required to reevaluate the utilization rates and size of its consulting services workforce.

Cost of Revenues

      Cost of software licenses was $455,000 for the three months ended September 30, 1998 and $258,000 in the comparable prior year quarter. Cost of software licenses represented 4% and 3% of software license revenues in the respective quarters. The increase between quarters reflects the higher costs associated with the Company's increased sales of products that incorporate software technology licensed from third party suppliers. Consulting, maintenance and other services costs for the three months ended September 30, 1998 were $17.1 million, an increase of 67% over the $10.2 million reported in the comparable prior year quarter. The Company has expanded its consulting and customer support organizations as a result, and in anticipation, of continued increased sales of new software licenses and increased demand from the existing client base for additional support and professional services. The Company increased the number of personnel in its consulting, maintenance and other services organization by 69% between the comparable periods, and as of September 30, 1998 there were more than 670 employees involved in these functions worldwide. In addition, the Company has utilized a significant number of subcontractors in Europe over the past twelve months to provide timely implementation work. To the extent international software license revenues do not improve, the Company intends to reduce its utilization and reliance upon European subcontractors and may take additional actions with respect to its consulting services workforce.

Gross Profit

      Gross profit for the three months ended September 30, 1998 was $21.3 million, an increase of 62% over the $13.2 million reported in the comparable prior year quarter. Gross profit, as a percentage of total revenues, decreased from 56% in the three months ended September 30, 1997 to 55% in the comparable current year quarter. This decrease resulted from the higher mix of consulting, maintenance and other services revenues as a percentage of total revenues between the comparable periods. Gross margins on consulting, maintenance and other services revenues increased between the comparable quarters, however, from 25% in 1997 to 36% in 1998, reflecting the favorable impact of higher average billing rates, improved utilization rates, higher maintenance revenues, primarily from Arthur Retail, increased training revenues and continued leveraging of costs in the consulting practice.

      There can be no assurance that the Company will successfully maintain or improve consulting, maintenance and other services margins, and such margins could be materially, adversely affected if revenues were to fall short of expectations, or if other factors were to significantly affect the utilization rates of the service personnel. Other factors include the continued rapid expansion of the Company's consulting infrastructure and the resulting high front-end recruiting, training and downtime costs, and the higher costs associated with the continued or increased use of subcontractors in international markets such as the United Kingdom to service the increased demand for installation work. The Company expects its gross margins on consulting, maintenance and other services to be lower during the fourth quarter due to the normal holiday season impact.

Operating Expenses

      Product Development. Product development expenses for the three months ended September 30, 1998 were $5.9 million, an increase of 114% over the $2.7 million reported in the comparable prior year quarter. Product development expenses as a percentage of total revenues increased between the comparable periods from 12% in 1997 to 15% in 1998. The Company increased its product development staff by 81% between the comparable quarters and currently has nearly 180 employees in its product development group. In addition, certain product development activities were conducted by the Company's service organization and by outside contractors during the three months ended September 30, 1998. Such activities were conducted primarily by the Company's internal product development staff in the prior year quarter. The Company believes that a strong commitment to product development will be required in order to remain competitive. JDA has identified certain functions and design features in connection with early installations of ODBMS that are being added to the base code in order to shorten the deployment cycle and increase customer satisfaction. The Company expects product development expenses for 1998 to be between $21 million and $22 million as it continues to incorporate these features into the next release of ODBMS, completes the integration between ODBMS and the WCC product, develops a European version of MMS with European Monetary Unit capabilities, and adds enhancements to its other product lines including Win/DSS and the Arthur Enterprise Suite. The Company believes its current process for developing software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized. The Company anticipates that product development expenses will increase in each of the next two quarters as it uses field resources to supplement the existing product development staff to complete the development of the next release of ODBMS.

      Sales and Marketing. Sales and marketing expenses for the three months ended September 30, 1998 were $6.1 million, an increase of 89% over the $3.2 million reported in the comparable prior year quarter. Sales and marketing expenses, as a percentage of total revenues, increased between the comparable periods from 14% in 1997 to 16% in 1998. The increase results from the Company's efforts to increase its sales and marketing presence in both domestic and international markets. The Company more than doubled the number of sales representatives between the comparable quarters from 26 to 55. The Company anticipates that sales and marketing expenses may continue to increase as the Company expands its operations.

      General and Administrative. General and administrative expenses for the three months ended September 30, 1998 were $4.1 million, an increase of 92% over the $2.1 million reported in the prior year quarter. General and administrative expenses, as a percentage of total revenues, increased between the comparable periods from 9% in 1997 to 10% in 1998. The increase results from the addition of administrative personnel to support the Company's domestic and international growth, together with the incremental costs of Arthur Retail and the amortization of intangibles associated with the acquisition of Arthur Retail in June 1998. Management anticipates that general and administrative expenses will continue to increase as the Company expands its operations.

Provision for Income Taxes

      The Company's effective tax rate reflects statutory federal, state and foreign tax rates, partially offset by reductions for research and development expense tax credits ("R & D tax credit"). The Company expects its effective income tax rate to be approximately 37.5% for the remainder of 1998. This rate is lower than the 40% used during the three months ended September 30, 1998 due to the re-instatement of the federal R & D tax credit.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenues

      Total revenues for the nine months ended September 30, 1998 were $105.4 million, an increase of 71% over the $61.6 million reported in the comparable prior year period. Revenues consist of software licenses and consulting, maintenance and other services, which represented 35% and 65%, respectively, of total revenues during the nine months ended September 30, 1998, and 45% and 55%, respectively in the comparable prior year period. The decrease in software license revenues as a percentage of total revenues during the nine months ended September 30, 1998 resulted primarily from slower than expected growth in international software license revenues during the second and third quarters of 1998.

      Software Licenses. Software license revenues for the nine months ended September 30, 1998 were $36.7 million, an increase of 34% over the $27.5 million reported in the comparable prior year period. Domestic software license revenues increased 108% between the comparable periods on increased sales of the MMS, Win/DSS, Retail IDEAS, and WCC product lines and incremental sales of the Arthur Enterprise Suite. International software license revenues decreased 20% between the comparable periods as a result of the elongation of international sales cycles, deferred purchasing decisions for merchandising systems, weakening international economies, and increased competition. The results for the nine months ended September 30, 1998 were also impacted by the Company's strategic realignment of its international sales management group which began in the second quarter of 1998. This realignment involved the movement of certain key employees to other roles within the Company in order to ensure a rapid assimilation of Arthur Retail and to position JDA for future growth opportunities. The Company filled the Director - Latin America position in September 1998 and a candidate accepted the Vice President - EMEA position and is expected to begin working for the Company in mid-November 1998. The Company anticipates that other changes will be made to the sales organizations in these regions.

      Consulting, Maintenance and Other Services. Consulting, maintenance and other services revenues for the nine months ended September 30, 1998 were $68.7 million, an increase of 101% over the $34.1 million reported in the comparable prior year period. This increase resulted from the higher volume of software license sales including client/server products that require longer implementation cycles, improved utilization, increased billing rates and the incremental consulting and maintenance revenues related to the Arthur Enterprise Suite. Domestic and international consulting, maintenance and other services revenues increased 99% and 104%, respectively, between the comparable periods.

Cost of Revenues

      Cost of software licenses was $1.6 million for the nine months ended September 30, 1998 and $691,000 in the comparable prior year period. Cost of software licenses represented 4% and 3% of software license revenues in the respective periods. The increase between the comparable periods results from the higher costs associated with the Company's increased sales of products that incorporate software technology licensed from third party suppliers. Consulting, maintenance and other services costs for the nine months ended September 30, 1998 were $47 million, an increase of 81% over the $26.0 million reported in the comparable prior year period. The Company has expanded its consulting and customer support organizations as a result, and in anticipation, of continued increased sales of new software licenses and increased demand from the existing customer base for additional professional services. The Company has utilized a significant number of subcontractors in Europe over the past twelve months to provide timely implementation work. To the extent international software license revenues do not improve, the Company intends to reduce its utilization and reliance upon European subcontractors and may take additional actions with respect to its internal consulting services workforce.

Gross Profit

      Gross profit for the nine months ended September 30, 1998 was $56.9 million, an increase of 63% over the $34.9 million reported in the comparable prior year period. Gross profit, as a percentage of total revenues, decreased from 57% in the nine months ended September 30, 1997 to 54% in the comparable current year period. This decrease resulted from the higher mix of consulting, maintenance and other services revenues as a percentage of total revenues between the comparable periods. Gross margins on consulting, maintenance and other services revenues increased between the comparable periods from 24% in 1997 to 32% in 1998, reflecting the favorable impact of higher average billing rates, improved utilization rates, higher maintenance revenues, primarily from Arthur Retail, increased training revenues and continued leveraging of costs in the consulting practice.

Operating Expenses

      Product Development. Product development expenses for the nine months ended September 30, 1998 were $14.9 million, an increase of 103% over the $7.3 million reported in the comparable prior year period. Product development expenses, as a percentage of total revenues, increased between the comparable periods from 12% in 1997 to 14% in 1998. The Company increased its incremental spending in 1998 for development efforts on ODBMS, Win/DSS, Retail IDEAS, and WCC, and to make further enhancements to the MMS product line.

      Sales and Marketing. Sales and marketing expenses for the nine months ended September 30, 1998 were $14.6 million, an increase of 66% over the $8.8 million reported in the comparable prior year period. Sales and marketing expenses, as a percentage of total revenues, were 14% in each of the comparable periods. The increase in absolute dollars between the comparable periods resulted from the Company's efforts to increase its sales and marketing presence in both domestic and international markets and the inclusion of Arthur Retail for four months of 1998.

      General and Administrative. General and Administrative expenses for the nine months ended September 30, 1998 were $10.6 million, an increase of 71% over the $6.2 million reported in the comparable prior year period. General and Administrative expenses, as a percentage of total revenues, were 10% in each of the comparable periods. The increase in absolute dollars resulted from the addition of administrative personnel to support the Company's domestic and international growth, together with the incremental costs of Arthur Retail and the amortization of intangibles associated with the acquisition of Arthur Retail in June 1998.

      Purchased In-process Research and Development. The Company took a one-time charge of $40 million during the nine months ended September 30, 1998 for in-process research and development acquired in connection with the purchase of Arthur Retail, and recorded a related tax benefit of $16.2 million. Earnings per share for the nine months ended September 30, 1998, excluding the one-time charge for in-process research and development and related tax benefit, was $.54 per share.

Provision for Income Taxes

      The Company's effective income tax rate reflects statutory federal, state and foreign tax rates, partially offset by reductions for R & D tax credits.

LIQUIDITY AND CAPITAL RESOURCES

      Since its inception, the Company has financed its operations primarily through cash generated from operations and public sales of equity securities and, to a lesser extent, borrowings under its bank line of credit. The Company had working capital of $111.4 million at September 30, 1998 compared with $48.3 million at December 31, 1997. Cash and cash equivalents at September 30, 1998 were $85.5 million, an increase of $58.2 million from the $27.3 million reported at December 31, 1997.

      Operating activities provided cash of $6.9 million and utilized cash of $2.3 million during the nine months ended September 30, 1998 and 1997, respectively. Cash provided by operating activities increased in 1998 due to an increase of $3.6 million in net income, excluding the one-time charge for purchased in-process research and development and related tax benefit. The Company had net accounts receivable of $45 million and $32.4 million at September 30, 1998 and December 31, 1997, respectively, which represented 107 days and 99 days of sales outstanding ("DSOs"). DSOs have historically been higher in the second and third quarters of each fiscal year, as a result, the Company believes, of the seasonal cash flow requirements of its retail customers. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including seasonality, shifts in customer buying patterns, the underlying mix of products and services, and the geographic concentration of revenues.



      Investing activities utilized cash of $55 million and $8.3 million during the nine months ended September

30, 1998 and 1997, respectively. The 1998 activity includes the $44 million purchase of Arthur Retail and $11 million in capital expenditures to support the Company's growth. The 1997 activity includes an initial payment of $1.6 million for the purchase of LIOCS Corporation and $6.8 million in capital expenditures.

      Financing activities provided cash of $106.6 million and $6.4 million during the nine months ended September 30, 1998 and 1997, respectively. The 1998 activity includes net proceeds of $99.6 million from the issuance of 3,450,000 shares of the Company's stock in May 1998 in a secondary public offering. The remaining activity in both periods consists primarily of proceeds from the issuance of stock and related tax benefits under the Company's stock option and employee stock purchase plans.

      Changes in the currency exchange rates of the Company's foreign operations had the effect of decreasing cash by $355,000 and $599,000 during the nine months ended September 30, 1998 and 1997, respectively. The Company did not enter into any foreign exchange contracts or engage in similar hedging strategies during either of these periods.

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

      The Company maintains a $5 million revolving line of credit for working capital purposes which matures on July 1, 2000. The credit facility is collateralized by property and equipment, receivables and intangibles; accrues interest at the bank's reference rate, which approximates prime; and requires the Company to maintain certain current ratios and tangible net worth. There were no amounts outstanding on the line of credit as of September 30, 1998. The Company believes that its cash and cash equivalents, available borrowings under the bank line of credit and funds generated from operations will provide adequate liquidity to meet the Company's normal operating requirements for at least the next twelve months.

YEAR 2000 COMPLIANCE

      Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies in a very wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Significant uncertainty exists in the software and other industries concerning the scope and magnitude of problems associated with the century change. The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures, and has established a project team to assess Year 2000 risks. The project team is coordinating the identification and implementation of changes to computer hardware and software applications that will ensure availability and integrity of the Company's financial systems and the reliability of its operational systems. The Company is also assessing the potential overall impact of the impending century change on the Company's business, operating results and financial condition.

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

      The Company is reviewing its major internal corporate systems for Year 2000 compliance and intends to take appropriate action based on the results of such review. The Company is currently in the process of converting its existing legacy accounting software to a Year 2000 compliant version. Although there can be no assurance, this conversion is expected to be completed by March 1999 and is expected to be performed entirely by the Company's internal IS staff. The costs of modifying this software are being expensed as incurred. During September 1998, the Company selected a new time and billing system from an independent third party distributor. This system will replace an existing legacy system, which is not Year 2000 compliant, and will be used to accumulate and track billable hours incurred by the Company's consulting and customer support staff. The current project plan calls for this system to be fully implemented by September 1999, however, the Company intends to modify its existing legacy system to be Year 2000 compliant in order to provide a safeguard against any potential movement in the implementation time frame of the new system. The total cost of these Year 2000 compliance activities has not been, and is not anticipated to be, material to the Company's financial condition or its operating results and will be funded from existing cash balances. These costs and the timing in which the Company plans to complete its Year 2000 modification and testing procedures are based on management's best estimates. However, there can be no assurance that the Company will timely identify and remediate all significant Year 2000 problems, or that any such remedial efforts will not have a material adverse effect on the Company's business, operating results and financial condition.

      The Company faces risk to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not comply with Year 2000 requirements. In the event any such third parties cannot provide the Company with products, services or systems that meet the Year 2000 requirements on a timely basis, or in the event Year 2000 issues prevent such third parties from timely delivery of products or services required by the Company, the Company's operating results could be materially adversely affected. The Company's plan for the Year 2000 calls for compliance verification of external vendors supplying software and information systems to the Company and communication with significant suppliers to determine the readiness of third parties' remediation of their own Year 2000 issues. As part of its assessment, the Company is evaluating the level of validation it will require of third parties to ensure their Year 2000 readiness.

      The Company is also subject to risk that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources and reduce available funds to correct or patch their current software systems for Year 2000 compliance. As a result, no assurance can be given that Year 2000 problems within the Company's existing or prospective customer base of retail organizations will not result in the deferral or cancellation of such organizations' decisions to license and implement information systems such as those offered by the Company. To the extent Year 2000 issues cause significant delays in, or cancellation of, decisions to purchase the Company's products or services, the Company's business, operating results and financial condition would be materially adversely affected.

CERTAIN RISKS

      Variability in Quarterly Operating Results. The Company's quarterly operating results have varied and are expected to continue to vary in the future. These fluctuations may be caused by many factors, including: demand for the Company's products and services; the size and timing of individual sales; the lengthening of the Company's sales cycle; competitive pricing pressures; customer order deferrals in anticipation of new products; changes in the mix of software license revenues; changes in the mix of software license revenues versus consulting, maintenance and other services revenues; the timing of introductions and enhancements of products by the Company or its competitors; market acceptance of new products; technological changes in platforms supporting the Company's products; changes in the Company's operating expenses; changes in the mix of domestic and international revenues; the Company's ability to complete fixed-price consulting contracts within budget; personnel changes; foreign currency exchange rate fluctuations; expansion of international operations; changes in the Company's strategies; and general industry and economic conditions. In addition, the Company has begun to encounter what it believes is a decline in the sense of urgency on the part of retailers surrounding the Year 2000 issue. To the extent that the Year 2000 issue has been resolved or remediated for most retailers, the Company may experience a slowing in demand for its MMS and ODBMS merchandising systems. Although management believes that the prevailing business reasons for purchasing merchandising systems and the other software products offered by the Company still exist, there can be no assurance that future demand will exist or that growth rates will return to those levels that have been historically achieved by the Company. The Company's business has experienced, and is expected to continue to experience, some degree of seasonality due in large part to its retail customers' buying cycles. Specifically, within each fiscal year software license revenues have been highest in the fourth quarter. Further, the gross margin on software licenses is significantly greater than the gross margins on consulting, maintenance and other services. As a result, the Company's gross margin has fluctuated from quarter to quarter, and management expects that its gross margin may continue to fluctuate significantly based on revenue mix and seasonality.

      The Company's software products typically ship when contracts are signed. Consequently, software license backlog at the beginning of any quarter has represented only a small portion of that quarter's expected revenues. As a result, software license revenues in any quarter are difficult to forecast because such revenues are substantially dependent on agreements executed and the related shipment of software in that quarter. Moreover, the Company typically recognizes a substantial amount of its revenues in the last weeks or days of the quarter. The Company generally derives a significant portion of its quarterly software license revenues from a small number of relatively large sales. The timing of large individual sales is difficult to predict, and in some cases, large individual sales have occurred in quarters subsequent to those originally anticipated by the Company. The Company anticipates that the foregoing trends will continue. Any significant cancellation or deferral of customer orders, or the Company's inability to conclude license negotiations in the compressed time frame at the end of a fiscal quarter may have a material adverse effect on its operating results reported in any particular quarter. In addition, weakening international economies may cause the Company's quarterly results to be less predictable in the future. Such economic uncertainties could adversely impact the Company's business, operating results and financial condition for an indefinite period of time.

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

      The Company adopted the American Institute of Certified Public Accountants' Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2") effective January 1, 1998. There can be no assurance that any interpretations of this pronouncement by the Company's independent auditors will not modify the Company's revenue recognition policies, or that such modifications will not have a material adverse effect on the operating results reported in any particular quarter. Moreover, there can be no assurance that the Company will not be required to adopt changes in its software licensing or services practices as a result of such interpretations to SOP 97-2, or that such interpretations will not result in delays or cancellations of potential sales of the Company's products.

      Based on all of the foregoing, the Company believes that future revenues, expenses and operating results are likely to vary significantly from quarter to quarter. As a result, quarter to quarter comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, the Company believes it is likely that in some future quarter the Company's operating results may be below the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail, or are perceived to prevail, with respect to the Company's business or generally, the market price of the Company's common stock would likely be materially adversely affected.

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

      Management of Growth. The Company's business has grown rapidly in recent years, with revenues increasing from $47.8 million in 1996, to $91.8 million in 1997 and to $105.4 million for the nine months ended September 30, 1998. The Company's recent expansion has resulted in substantial growth in the number of its employees, the scope of its operating systems and the geographic distribution of its operations and customers. This recent rapid growth has placed, and if it continues, will continue to place, a significant strain on the Company's management and operations. For example, the Company believes that management realignments in support of the Company's international operations and the acquisition of Arthur Retail in June 1998 may have adversely affected sales efforts in Europe and Latin America during the second and third quarters of 1998. The Company's ability to compete effectively and to manage future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information systems on a timely basis, to expand, train, motivate and manage its work force, in particular its direct sales force and consulting services organization, and to deal effectively with third-party systems integrators and consultants. The Company filled the Director
- Latin American position in September 1998 and a candidate accepted the Vice President - EMEA position and is expected to begin working for the Company in mid-November 1998. The Company anticipates that other changes will be made to the sales organizations in these regions. In addition, the Company is actively seeking to fill other senior management positions. There can be no assurance that the Company will be able to locate, attract, retain or motivate qualified candidates for such positions. Several of the Company's executive management team, including Brent W. Lippman, Chief Executive Officer, have served in their current positions for less than two years. The Company's future growth and success depends in significant part upon the ability of the Company's executive management team to effectively manage the expansion of the Company's operations. There can be no assurance that the Company will be able to manage its recent or any future growth, and any failure to do so would have a material adverse effect on the Company's business, operating results and financial condition.

      The Company believes that additional middle and senior management may be required in the future to assist with new product development. The Company has begun recruiting such management but there can be no assurance that the Company will be able to attract or retain such personnel. In addition, the Company anticipates that continued growth, if any, will require it to recruit and hire a substantial number of other new employees, including consulting and product development personnel, both domestically and abroad. The Company's ability to undertake new projects and increase revenues is substantially dependent on the availability of consulting personnel to assist in the design, planning and implementation of the Company's solutions. Consequently, the Company will not be able to continue to increase its business at historical rates without adding significant numbers of trained consulting personnel. Moreover, in the event the Company is unable to sufficiently increase its consulting capacity, the Company may be required to forego licensing opportunities or become increasingly dependent on systems integrators and professional consulting firms to provide implementation services for its products. Therefore, in anticipation of increasing its business the Company continues to significantly increase its consulting capacity. However, to the extent anticipated revenues fail to materialize following the hiring and training of new personnel, the Company's operating results would be adversely affected. The addition of significant numbers of new personnel requires the Company to incur significant start-up expenses, including procurement of office space and equipment, initial training costs and low utilization rates of new personnel. Such start-up expenses have in the past contributed and may in the future contribute to significant reductions in gross margin on consulting, maintenance and other services revenues and on overall gross margin. There can be no assurance that start-up expenses incurred in connection with the hiring of additional technical personnel will not result in a material adverse impact on the Company's future operating results.

      Ability to Attract and Retain Technical Personnel. The Company is heavily dependent upon its ability to attract, retain and motivate skilled technical and managerial personnel, especially highly skilled engineers involved in ongoing product development and consulting personnel who assist in the design, planning and implementation of the Company's solutions. In particular, the Company's ability to install, maintain and enhance its products is substantially dependent upon its ability to locate, hire, train and retain qualified software engineers. The market for such individuals is intensely competitive, particularly in international markets. In this regard, as part of its strategy, the Company has significantly increased the number of consulting personnel in connection with the continuing development and roll-out of its client/server products, and to support further development and implementation of MMS. Given the critical roles of the Company's product development and consulting staffs, the inability to recruit successfully or the loss of a significant part of its product development or consulting staffs would have a material adverse effect on the Company. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company will be able to retain its current personnel, or that it will be able to attract and retain other highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect upon the Company's business, operating results and financial condition.

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

      Product Concentration. The Company has historically derived a significant portion of its revenues from software licenses and consulting, maintenance and other services related to MMS. MMS revenues are in part dependent on the continued vitality in and support by IBM of its AS/400 platform. Although the Company expects MMS revenues to continue to represent a significant portion of total revenues for the foreseeable future, MMS revenues as a percentage of total revenues may continue to decline as a result of the increased revenues attributable to the Company's newer software products, particularly ODBMS, Win/DSS, Retail IDEAS, WCC, and the Arthur Enterprise Suite. The life cycle of the MMS product line is difficult to estimate due largely to the potential effect of new products, applications and product enhancements, including those introduced by the Company, changes in the retail industry and future competition. Any decline in MMS revenues, as a result of competition, technological change, a decline in the market for or support of the IBM AS/400 platform, or other factors, to the extent not offset by increases in revenues from other products, would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that prospective purchasers of the Company's IBM AS/400-based products will respond favorably to the Company's future or enhanced software products or that the Company will continue to be successful in selling its software products or services in the IBM AS/400 market.

      International Operations. The Company's international revenues, which include revenues from international subsidiaries and export sales, represented 45% of total revenues for the nine months ended September 30, 1998 as compared with 55% and 43% of total revenues in fiscal 1997 and 1996, respectively. The Company expects that international revenues will continue to account for a significant percentage of the Company's revenues for the foreseeable future. The Company anticipates that continued growth of its international operations will require the Company to recruit and hire a number of new consulting, sales and marketing and support personnel in the countries in which the Company has established or will establish offices. In addition, the Company has only limited experience in developing localized versions of its products and in marketing and distributing its products internationally. International introductions of the Company's products often require significant investment by the Company in advance of anticipated future revenues. The opening of new offices by the Company typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. There can be no assurance that the countries in which the Company operates will have a sufficient pool of qualified personnel from which the Company may hire, or that the Company will be successful at hiring, training or retaining such personnel. In addition, there can be no assurance that the Company will be able to successfully expand its international operations in a timely manner which could materially adversely affect the Company's business, operating results and financial condition.

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

      The Asia/Pacific region continues to have unstable local economies and significant devaluation in its currencies. The economic situation in the region has resulted in slower payments of outstanding receivable balances and various requests for extended or modified payment terms. To date, this region has not represented a significant portion of the Company's revenues. However, to the extent the Asia/Pacific region grows in importance to the Company, or the factors affecting the region begin to adversely affect retailers on other geographic locations, the Company's business, operating results and financial condition could be materially adversely affected. The Company believes that certain of these factors have begun to affect the Latin American region and may affect other regions in the future.

      Competition. The markets for retail information systems are highly competitive. The Company believes the principal competitive factors in such markets are product quality, reliability, performance and price, vendor and product reputation, retail industry expertise, financial stability, features and functions, ease of use and quality of support. A number of companies offer competitive products addressing certain of the Company's target markets. In the merchandising systems market, the Company competes with internally developed systems and with third-party developers such as Island Pacific, PeopleSoft, Inc. (who acquired Intrepid Systems), Radius PLC, Retek (a subsidiary of HNC Software, Inc.), Richter Management Services, SAP AG, and STS Systems. In addition, the Company believes that new market entrants may offer fully integrated merchandising level systems targeting the retail industry.

      In the in-store systems market, which is more fragmented than the merchandising systems market, the Company competes with major hardware original equipment manufacturers such as ICL, NCR and IBM, as well as software companies such as CRS Business Computers, Datavantage, STS Systems, Trimax and GERS Retail Systems. In the distribution and warehouse management systems market, the Company's WCC product competes with products from Catalyst International, Inc., EXE and McHugh Freeman. The Retail IDEAS product competes with products from Microstrategy and Intrepid, among other vendors. The Arthur Enterprise Suite competes with products from STS Systems and Mitech, and IBM's Makaro product line. In the market for consulting services, the Company is pursuing a strategy of forming informal working relationships with leading retail systems integrators such as Andersen Consulting, Price Waterhouse and Deloitte & Touche. These integrators, as well as independent consulting firms such as the Global Services Division of IBM, also represent potential competition to the Company's consulting services group.

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

      Risks Associates with Strategic Relationships. The Company has from time to time established formal and informal relationships with other companies, including Baan, IBM and Silvon, Inc., involving collaboration in areas such as product development, marketing and distribution. The maintenance of these relationships and the development of other such relationships is a meaningful part of the Company's business strategy. Currently, the Company's relationship with IBM is cooperative in that there is no written agreement defining the parties' obligations. There can be no assurance that the Company's current informal relationships with IBM or other companies will be beneficial to the Company, that such relationships will be sustained, or that the Company will be able to enter into successful new strategic relationships in the future. In addition, the Company's relationship with Baan is evidenced by a letter of intent to form a 50/50 joint venture. There can be no assurance that a definitive agreement for the joint venture will be executed or that the relationship will be beneficial to the Company.

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



      Acquisition Strategy. It is expected that the Company will grow internally and through strategic acquisitions in order, among other things, to expand the breadth and depth of its product suite and to build its professional services organization. The Company continually evaluates potential acquisitions of complementary businesses, products and technologies, including those which could be material in size and scope. Acquisition opportunities considered have included private companies, public companies and divisions and product lines of companies with annual revenues that range from several million dollars to revenues comparable to those of the Company.

      Acquisitions, such as the recently completed acquisition of Arthur Retail, involve a number of special risks, including diversion of management's attention to the assimilation of the operations and personnel of acquired businesses, and the integration of the acquired businesses' products and technologies into the Company's business and product offerings. Achieving the anticipated benefits of any acquisition will depend, in part, upon whether the integration of the acquired business, products or technology is accomplished in an efficient and effective manner, and there an be no assurance that this will occur. The difficulties of such integration may be increased by the necessity of coordinating geographically disparate organizations, the complexity of the technologies being integrated, and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. The inability of management to successfully integrate any acquisition the Company may pursue, and any related diversion of management's attention, could have a material adverse effect on the business, operating results and financial condition of the Company. Moreover, there can be no assurance that any products acquired will gain acceptance in the Company's markets, or that the Company will obtain the anticipated or desired benefits of such acquisitions. Any acquisition pursued or consummated by the Company could result in a potentially dilutive issuance of equity securities, the incurrence by the Company of debt and contingent liabilities, amortization of goodwill and other intangibles, purchased research and development expense, other acquisition-related expenses and the loss of key employees, any of which items could have a material adverse effect on the Company's business, operating results and financial condition.

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

      (a)   Exhibits:  See Exhibit Index

      (b)   Reports on Form 8-K:

            A Form 8-K dated October 2, 1998 was filed with the Securities and Exchange Commission to announce the adoption of a Preferred Stock Purchase Rights Plan.

                            JDA SOFTWARE GROUP, INC.


                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 JDA SOFTWARE GROUP, INC.



Dated: November 13, 1998         By:   /s/ Kristen L. Magnuson
                                    ---------------------------------
                                    Kristen L. Magnuson
                                    Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                         DESCRIPTION
------                         -----------

   2.1* Asset Purchase Agreement dated as of June 4, 1998 by and among JDA Software Group, Inc., JDA Software, Inc. and Comshare, Incorporated.

   2.2* Software License Agreement dated as of June 4, 1998 by and between Comshare, Incorporated and JDA Software, Inc.

   3.1** Second Restated Certificate of Incorporation together with Certificate of Amendment dated June 12, 1998.

   3.2**    First Amended and Restated Bylaws.

   4.2*** Stock Redemption Agreement by and among the Company, James D. Armstrong, and Frederick M. Pakis dated March 30, 1995.

   10.6** Employment Agreement between James D. Armstrong and JDA Software Group, Inc. dated January 1, 1998.

   10.7** Employment Agreement between Frederick M. Pakis and JDA Software Group, Inc. dated January 1, 1998.

   10.32** Lease Agreement between Opus West Corporation and JDA Software Group, Inc. dated April 30, 1998, together with First Amendment dated June 30, 1998.

   10.33** Real Estate Option Agreement and Escrow Instructions between Mall at the Crossroads, Inc. and JDA Software Group, Inc. dated June 8, 1998.

   10.34** Form of Amendment of Stock Option Agreement between JDA Software Group, Inc. and Brent W. Lippman, amending certain stock options granted to Mr. Lippman pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on (I) June 19, 1996; (ii) January 28, 1997; (iii) July 10, 1997; and (iv) January 27, 1998.

   10.35** Form of Amendment of Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson, amending certain stock options granted to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on September 11, 1997 and January 27, 1998.

   10.36** Form of Amendment of Stock Option Agreement between JDA Software Group, Inc. and Brent W. Lippman, amending that certain stock option granted to Mr. Lippman pursuant to the JDA Software Group, Inc. 1995 Stock Option Plan on November 15, 1995.

   10.37****Form of Rights Agreement between the Company and ChaseMellon
            Shareholder Services, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement).

   10.38 Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and Brent W. Lippman to be used in connection with stock option grants to Mr. Lippman pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

   10.39 Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

   27.1     Financial Data Schedule.


--------------------------------------------------------------------------------

   * Incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 1998, as filed on June 19, 1998.

   ** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

   *** Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-748), declared effective March 14, 1996.

   **** Incorporated by reference to the Company's Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998.