Form 10-K
period 1998-12-31
JDA SOFTWARE GROUP INC
filed 1999-03-31
CIK 1006892

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of the registrant's common stock held by nonaffiliates of the registrant (based on the closing sales price of such stock as reported by the Nasdaq Stock Market) on March 19, 1999 was $130,219,597. Excludes shares of common stock held by directors, officers and each person who holds 5% or more of the registrant's common stock. Number of shares of common stock, $0.01 par value per share, outstanding as of March 19, 1999 was 23,679,783.

                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENTS                                                             FORM 10-K REFERENCE
---------                                                             -------------------
Portions of the Proxy Statement for the registrant's 1999     Items 10, 11, 12 and 13 of Part III
  Annual Meeting of Stockholders are incorporated by
  reference into Part III of this Form 10-K

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This report on Form 10-K contains forward-looking statements. Such statements generally concern future operating results, capital expenditures, product development and enhancements, numbers of personnel, strategic relationships with third parties, liquidity and strategy. The forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate" or other words that convey uncertainty of future events or outcomes. We have based such forward-looking statements on our current plans, intentions, expectations, estimates and assumptions, which are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in this document. Factors that could cause or contribute to disparities between our forward-looking statements and our actual results are discussed throughout this document, including the section entitled "Business" under the captions "Industry Background," "JDA Solution," "Company Strategy," "Products," "Consulting, Maintenance and Other Services," "Customers," "Sales and Marketing," "Product Development and JDA Technology," "Competition," "Proprietary Rights," and "Employees," the sections entitled "Properties," "Legal Proceedings," and "Market for Registrant's Common Equity and Related Stockholder Matters," and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the captions "Overview," "Restatement of Quarterly Financial Statements," "Year Ended December 31, 1998 Compared to Year Ended December 31, 1997," "Year Ended December 31, 1997 Compared to Year Ended December 31, 1996," "Liquidity and Capital Resources," "Year 2000 Compliance," "Euro Currency," and "Certain Risks." Investors are encouraged to consider carefully these risks in evaluating us and before purchasing our stock.

                                     PART I

ITEM 1.  BUSINESS

     JDA Software Group, Inc. ("JDA" or the "Company") is a global provider of integrated retail software products and professional services. Designed to optimize the retail enterprise, the Company's solutions address the requirements for the entire retail supply chain including Enterprise Systems for merchandising, warehouse management and logistic applications, In-store Systems for point of sale and back office applications, and Analytic Applications for merchandise planning and allocation, and decision support. The Company offers products that operate on IBM AS/400-based and DOS-based platforms, as well as products that operate in the UNIX and Windows NT open client/server environments. JDA also offers a wide range of professional services through its consulting and customer support organizations including: project management, system planning, design and implementation, custom modifications, training and support services.

     The Company's products and services are marketed and sold primarily through JDA's direct sales force and through cooperative relationships with sales agents, distributors and other vendors, including the Beacon Group, ID Application a.s, SPL Systems (Pty.) Ltd., IBM and Siemens Nixdorf. The Company's solutions have been licensed to more than 600 retail enterprises worldwide and address a wide variety of retail markets, including hard and soft lines retailers, warehouse operations, department stores and grocery stores. The Company's customers include many of the world's leading specialty retailers such as Bed, Bath and Beyond, Inc., Bombay Company, Inc., C & J Clark International, CRIS Group, Gucci SpA, LensCrafters, Inc., Office Depot International, PETCO Animal Supplies, Inc., Pier 1 Imports, Inc., Ross Stores, Inc., Royal Duty Free Shop, Inc., RSC Commercial Services, Sears Clothing Ltd., Staples, Inc., Sunglass Hut International, Virgin Entertainment Group, Inc. and Williams-Sonoma, Inc.

INDUSTRY BACKGROUND

     The retail industry is experiencing rapid change, driven primarily by changing consumer preferences, intensifying competition and increasing globalization. Many retailers have experienced increased pressure on operating profits as they try to lower prices and increase marketing and promotions to increase traffic in stores in order to increase sales. In addition, newer retail formats, such as the "category killer" format employed by retailers such as Staples and PETCO, have enjoyed broad market acceptance and are setting the standards for lower prices and improved customer service. To exploit international growth opportunities a number of retailers are seeking to apply their concepts outside their domestic markets. Despite the significant challenges in the retail industry, many retailers have successfully achieved efficiencies and reduced operating costs by improving inventory management, decentralizing the decision making process while centralizing purchasing and other administrative functions, deploying state of the art information technology and pursuing aggressive roll-out strategies to achieve economies of scale.

     To respond to today's competitive challenges, retailers must accelerate the rate at which they identify and respond to changing business conditions and consumer requirements. A retail organization's agility and ultimate success are dependent upon its ability to rapidly and cost-effectively collect, organize and analyze data, and disseminate information throughout the enterprise to facilitate effective business decisions. Such information provides a basis for critical product, marketing, inventory, pricing and human resource decisions. In addition, inventory management has become more complicated as retailers seek to reduce costs and improve margins while replenishing inventory on a just-in-time basis. Accordingly, retailers are demanding more sophisticated purchasing, inventory management and merchandising tools that enable them to distribute and manage goods efficiently. Retailers are also increasingly restructuring existing operations so that consumers interact effectively with the entire enterprise from a single store location or through the Internet. This requires store level personnel and decision makers throughout an enterprise to have a common base of readily available sales and inventory information and that in-store personnel have the ability to more rapidly respond to consumers' needs. To meet their increasing requirements for information, retailers seek information systems that are adept at handling large volumes of transactions, possess a high degree of reliability, accommodate peak load and seasonal requirements and rapidly capture and analyze data and distribute information throughout the geographically dispersed parts of the enterprise. Moreover, global retailers require applications that support the specialized requirements of international business, including local language support, multiple currencies, the adoption of the European Currency Unit ("Euro"), import/export costing and foreign tax and regulatory requirements. Retailers are also seeking solutions that address emerging technical and business issues, such as Year 2000 compliance and the increased prevalence of electronic commerce.

     Historically, information technology in the retail supply chain has consisted largely of separate legacy applications at the corporate, store and distribution levels. These legacy applications have primarily been host-centric systems that operate on mainframe or mid-range computers. These systems, developed and modified internally over many years or licensed from third parties, represent considerable investments by retailers and have provided benefits within their distinct roles. However, they generally do not have the flexibility to support diverse and changing operations within a customer's business or to respond effectively to changing technologies. Additionally, these solutions have only targeted distinct levels of the retail supply chain such as the corporate or in-store levels, and have not generally provided the full benefits of integration, which allows information to be distributed effectively throughout the retail enterprise. Despite these limitations, many host-centric systems are still being widely deployed for retail applications because of their strengths in particular segments, as well as to preserve significant hardware and software investments. Furthermore, retailers have historically been cautious in adopting new technologies due to the real-time, transaction-intensive nature of retailing and the economic consequences of disruptions to their operations. In addition, some retailers currently appear to be deferring system purchase decisions, possibly as a result of uncertainty surrounding the effects of the millenium change.

     The development of distributed client/server computing has created a technological framework for software applications that are adaptable, integrated and tailored for the retail supply chain. Additionally, improved hardware price/performance and database capabilities on platforms such as the IBM AS/400 have improved the capabilities of the information systems that can leverage retailers' existing hardware investments. As a result, retailers are demanding highly functional, easy to use and scaleable software applications that can be economically and rapidly implemented and adapted for changes in their mission critical business functions. The Company believes that the adoption of new information technologies by retailers will continue as competitive pressures necessitate the ability to change business practices quickly and to empower employees with the information and tools to respond to consumer requirements.

JDA SOLUTION

     The Company's product suite is designed to provide integrated technology solutions for the collection, organization, distribution and analysis of data throughout a retail organization. The Company's Enterprise Systems include two merchandise management systems, Merchandise Management System ("MMS") for the IBM AS/400 platform, and Open Database Merchandising System ("ODBMS") for open client/server environments, that distribute data throughout the retail enterprise and enable management to make more informed and timely decisions, respond more rapidly to changes in the competitive environment, monitor store-level activity and achieve greater operating efficiencies. The Company's Enterprise Systems offerings also include Warehouse Control Center ("WCC"), a warehouse and logistics system for open, client/server environments that is designed to work in tandem with ODBMS. The Company's In-store Systems, DOS-based Distributed Store System ("DSS") and Windows-based Win/DSS, register transactions at the point-of-sale, capture individual consumer profiles and demographic information, and leverage enterprise-wide information such as stock availability, pricing and inventory replenishment by bringing it to the store level. The Company also offers Analytic Applications, including the Arthur Enterprise Suite ("Arthur Suite") and Retail IDEAS, that provide retailers with powerful application tools for analyzing their business results and trends, resource planning and allocation, monitoring strategic plans and supporting tactical actions. Finally, the Company provides a wide range of professional services designed to enable customers to rapidly achieve the benefits of the Company's software products. These services, known as Optimum Pathways, include project management, system planning, design and implementation, custom modifications, training and support services.

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

     Fully Integrated Adaptable Solutions. The Company offers an integrated suite of software products that enables retailers to respond to consumer demand at the point-of-sale and distribute that information throughout the enterprise. These products link point-of-sale level information with the centralized merchandising, planning and financial functions that ultimately affect decisions with suppliers and vendors. The Company's integrated Enterprise Systems, In-store Systems and Analytic Applications are designed to function seamlessly with each other's databases, enabling greater speed, data integrity and ease of modification. The Company's newer products, including ODBMS, Win/DSS, and the Arthur Suite are designed to be adaptable and easily configured by customers to meet their specialized and evolving needs.

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

     Increased Responsiveness to Consumer Needs. The Company's solutions help retailers better understand and fulfill consumer needs. The Company's Enterprise Systems and Analytic Applications enable retailers to explore "what if" merchandising plans, track and analyze performance, business results and trends, monitor strategic plans, and adjust quickly to market changes and consumer purchase patterns, all to help ensure that the appropriate pricing and merchandise mix is available to the consumer at the point-of-sale. The Company's In-store Systems enable a retailer to track the preferences of individual consumers at the point-of-sale and provide a higher level of personalized service.

     Ease of Implementation. The Company's products are specifically designed to meet the needs of the retail industry, and the Company's consulting, maintenance and other services organization is primarily comprised of individuals who are trained for and experienced with system implementations in the retail environment. The Company's newer products, including ODBMS, Win/DSS, and the Arthur Suite are designed to be easily configured by customers to meet their specialized and evolving needs. As a result, the Company believes it offers rapid, low cost implementations, which are generally accomplished within six months to one year.

COMPANY STRATEGY

     JDA's objective is to strengthen its position by providing a comprehensive suite of software solutions that address the mission-critical and value-added management information needs of the retail supply chain. Key elements of the Company's strategy to achieve this objective are as follows:

     Leverage Retail Application Knowledge Base. The Company intends to continue to leverage its retail industry knowledge base to provide comprehensive integrated solutions to retailers. The Company believes its in-depth understanding of retailers' requirements accumulated from its nearly fourteen-year history and over 600 retail customers differentiates it from competitors and provides a significant advantage in securing new customers. The Company further augments its knowledge through ongoing customer consulting engagements and interaction with its user group.

     Expand Product Sales to Existing Customers. The Company's products are designed to meet the enterprise-wide needs of the retail supply chain. Although most organizations initially deploy one or more of the Company's products in an organization, the Company believes that initial customer success can lead to opportunities for additional sales of products to other parts of the organization. The Company has a significant installed base of customers from its nearly fourteen-year history to which it intends to market and sell additional products and services. In addition, the Company believes that references from its installed base will also provide assistance in making additional sales to new customers.

     Provide High Quality Professional Services. The Company believes that its high-quality consulting, implementation, support and training services enable the Company to achieve a high level of customer satisfaction, strong customer references and long-term relationships as well as facilitate software improvements based on customer feedback. With the release of its newer client/server products, the Company has continued to invest in its professional services organization to provide better service to its customers. The Company plans to continue to provide innovative offerings such as Direct Path, a streamlined approach for implementing MMS within three months in order to help respond to customers' Year 2000 requirements well into 1999. In addition, the Company plans to leverage its cooperative relationships with service providers such as IBM's Global Services Division and Siemens Nixdorf to complement its internal professional services organization in international markets.

     Enhance Solutions for Evolving Customer Needs. The Company continues to develop additional features and functionality for its product suite, and offers products and services that address emerging technological and financial issues confronting retailers such as Year 2000 compliance, adoption of the Euro, and the growth of electronic commerce. JDA's Direct Path implementation methodology for MMS is designed to quickly address the requirements of retailers whose systems are not yet Year 2000 compliant. The Company's products currently comply with the requirements of the initial phase-in of the Euro and the Company is incorporating the functionality required for full Euro compliance into the next version of each of its products that are scheduled for commercial release at various times during 1999. The Company has finalized a deployment strategy to utilize third party software products to Web-enable ODBMS, MMS and Retail IDEAS.

     Further Develop and Leverage Strategic Relationships. The Company intends to continue to establish strategic business relationships for the development of products that complement the Company's current software solutions or enhance the delivery of professional services. The Company has a number of cooperative relationships with system integrators, other software vendors and retail systems consulting groups, including, among others, Microsoft, IBM, Siemens Nixdorf, Andersen Consulting, PriceWaterhouseCoopers, Applied

Technology Ventures, Inc., Retail Store Systems, Inc. and SYSTECH, Inc. The Company believes these relationships can provide the Company with greater access to international markets, greater market presence and a greater opportunity to increase its customer base and sales.

PRODUCTS

     The Company offers a suite of software products which collects, organizes and analyzes data and distributes information throughout a retail organization. The Company's products are designed to provide an end-to-end supply chain solution for the mission critical components of a retail operation -- from the planning and purchasing functions through the distribution and final sale of goods. The Company offers Enterprise Systems for merchandising, warehouse management and logistic applications, In-store Systems for point of sale and back office applications, and Analytic Applications for merchandise planning and allocation, and decision support.

     The following chart summarizes certain key functions of the retail enterprise addressed by the Company's products:
                        [Enterprise Systems Flow Chart]

              ENTERPRISE SYSTEMS                      IN-STORE SYSTEMS                    ANALYTIC APPLICATIONS
Merchandise     Warehouse/                                                       Decision Support         Data Warehouse
 Management   Logistic System                                                      Applications            Application
   Systems

    MMS            ODBMS             WCC            DSS          Win/DSS           Arthur Suite            Retail IDEAS
(IBM AS/400)  (Client/Server)  (Client/Server)  (DOS-Based)  (Client/Server)      Client/Server)          (IBM AS/400 &
                                                                                                           Windows NT)

-Inventory Control             -Receiving       -Point-of-Sale Processing     -Merchandise Planning   -Sales and Inventory
 - Cost and Price Management   -Putaway         -Cash Register                -Store Planning         Analysis
 - Purchase Order Management   -Picking         -Price Lookup                 -Store Allocation       -Marketing Analysis
 - Automated Replenishment     -Shipping        -Tendering and Sales Audit    -Assortment Planning    -Promotional Analysis
 - Merchandise Planning        -Allocation      -Back Office                  -Performance Analysis   -POS Loss Prevention
 - Transfer Management and                      -Sales and Productivity                               Analysis
 Allocation                                     Indicators
                                                -Customer Analyzer

  Enterprise Systems

     The Company's Enterprise Systems include merchandise management systems that process high volumes of information to provide decision support for inventory control, cost and price management, purchase order management, automated replenishment, merchandise planning, transfer management and allocation. Merchandise management systems distribute data throughout the retail enterprise and enable management to make more informed and timely decisions, respond more rapidly to changes in the competitive environment, monitor store-level activity and achieve greater operating efficiencies. The Company's merchandise management systems can be integrated with In-store Systems and Analytic Applications designed by the Company or by third parties. The Company offers two merchandise management systems: MMS for the IBM AS/400 platform and ODBMS for open client/server environments. Both systems are comprised of functional modules that are selected by the customer and can be configured to fit the customer's unique requirements.

     MMS was first introduced in 1986 and was specifically designed to take advantage of the IBM AS/400 database and operating environment. MMS can be configured by the retailer to adapt to changing strategies and prevailing competitive conditions by performing product price analyses based upon key data such as gross margin, sales velocity and competitive prices. The product can then recommend and automate price changes based on the retailer's specifically defined pricing strategies. To date, the Company has performed over 300 MMS implementations worldwide. The Company has continued to invest in the development and enhancement of MMS to address the requirements of a broad spectrum of retailing formats and processes.

     ODBMS, which was commercially released in September 1996, offers the same core functionality of MMS, excluding the general ledger, accounts payable and accounts receivable modules of MMS's retail sales accounting system, and also offers, through its open client/server architecture, enhanced adaptability and scaleability. ODBMS is primarily designed to operate with the Oracle relational database management systems running on Windows NT and the most popular UNIX platforms. ODBMS is designed to support the information requirements of international, multi-format retail organizations and features support for multiple concurrent languages and currencies, user-specific nomenclature and user-defined data structures and hierarchies. Thus, an international retailer can centrally establish a product margin objective and apply it to local market rules, including currency conversions, applicable taxation and rounding algorithms, to determine final pricing at each location.

     License fees for the Company's merchandise management systems vary depending upon a number of factors, including the size and number of locations of the retailer, the software modules chosen, the geographic region and the competitive situation, and have generally ranged from $250,000 to in excess of $1.0 million.

     The Company's Enterprise Systems also include warehouse and logistics systems for client/server and IBM AS/400 environments. WCC is a client/server system that combines the latest automation tools, bar coding and radio frequency technologies with the benefits of a client/server architecture. The product was acquired from LIOCS Corporation in April 1997 and became commercially available in December 1997. WCC is a stand-alone system that can be integrated with ODBMS or software supplied by third-party vendors. WCC provides a variety of functions including receipt scheduling, license plate labeling, system-directed put-away, and lot and serial number tracking. For the IBM AS/400 platform, the Company offers warehouse management, merchandise receiving and wholesale order entry modules as part of its MMS merchandise product. License fees for the Company's warehouse and logistic systems have generally ranged from $50,000 to $230,000.

  In-Store Systems

     The Company offers two In-store Systems: DSS for DOS-based platforms and Win/DSS for Windows-based environments. The Company's In-store Systems are designed to enable a retailer to capture and analyze in-store operations information and transmit such information to corporate-level systems for sales and other analysis. These systems also allow store level personnel to access valuable enterprise-wide information to better serve the consumer at the point-of-sale. DSS and Win/DSS are comprised of functional modules that are selected by the customer and can be configured to fit the customer's unique requirements.

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

     Win/DSS incorporates the core functionality of DSS with the enhanced capabilities of a Windows-based platform. Win/DSS incorporates an object-oriented software design that is capable of arranging retail business processes to adapt to a retailer's specialized and evolving requirements. For example, a retailer can utilize the Win/DSS multi-tasking capabilities by configuring its point-of-sale systems to simultaneously run credit authorizations, process transactions and update store inventory records. In addition, to reflect a more service-oriented workflow, the customer service desk in the same store can be configured to provide ready access to personal information and purchase histories of individual consumers. Business information process flows can be adapted to reflect changing store strategies during special promotions or periods of peak consumer traffic.

     License fees for the Company's in-store systems vary depending upon a variety of factors, including the size and complexity of the retail operation and the modules chosen, and generally have ranged from $50,000 to in excess of $1.0 million.

  Analytic Applications

     The Company's Analytic Applications include the Arthur Suite, a set of decision support applications that was acquired from Comshare, Incorporated in June 1998. The Arthur Suite is a three-tier application that is currently available for end user/client applications on Windows 95/98 or NT, for application servers on NT, and for database servers on AIX/HP UX. The Arthur Suite is comprised of six core components: Arthur Planning, a merchandise planning application; Arthur Allocation, a tool for product and store allocation decision making; Arthur Assortment Planning, a tool for determining store product assortments; Arthur Information Manager ("AIM"), a database that allows for central organization of data and applications; Arthur Performance Analysis, a decision support tool which the Company may distribute to the retail industry as a value-added reseller; and Boost Sales and Margin Planning, a merchandise planning tool for the consumer packaged goods industry. Certain versions of the Arthur Suite modules are currently available on a stand-alone modular basis. The Company's development of the Arthur Suite involves a phased re-engineering of these existing modules and the development of additional functionality and interfaces that will enable the modules to function as a fully integrated business solution. The Arthur Suite is designed to enable a retailer to readily access and assess store and enterprise performance, create coordinated plans for future seasons, and focus on the resources and factors necessary to improve customer satisfaction and enhance profitability. The Arthur Suite compliments the Company's other Enterprise Systems and In-store Systems, and currently can be integrated with MMS. The Company expects to deliver the first phase of integration with ODBMS during 1999. License fees for the Arthur Suite have ranged from $50,000 to $440,000, depending upon the size of the retailer and the number of modules licensed.

     Analytic Applications also include Retail IDEAS, a data warehouse system developed jointly with Silvon Software, Inc. that provides a comprehensive set of tools for analyzing business results, monitoring strategic plans and enabling tactical decisions. Retail IDEAS is currently available on the IBM AS/400 and Windows NT platforms, and a Unix-based version is scheduled for release during 1999. Retail IDEAS is designed as a packaged offering that enables retailers to monitor vendor performance, promotional effectiveness and distribution center productivity, and to analyze financial measurements related to sales and inventory, margins and profitability, merchandise categories and items, open and suggested orders, and promotional and pricing events. Retail IDEAS currently integrates with MMS and may also be used with non-JDA transactional systems.

CONSULTING, MAINTENANCE AND OTHER SERVICES

     The Company provides a wide range of professional services designed to enable customers to rapidly achieve the benefits of the Company's software products. These services, known as Optimum Pathways, include project management, system planning, design and implementation, custom modifications, training and support services. The Company believes that its Optimum Pathways consulting services facilitate a customer's early success with its products, strengthen its relationship with the customer, and add to the Company's industry-specific knowledge base for use in future implementation and product development efforts. Although the Company's service offerings are optional, the Company has found that substantially all of its customers utilize some or all of its services to some degree in connection with the implementation and ongoing support of the Company's software products. The Company believes its ability to offer these services provides a competitive advantage. As of December 31, 1998, the Company had 670 employees in its consulting, maintenance and other services organization. The Company is pursuing a strategy to increasingly utilize third-party consultants, such as those from major systems integrators, to assist in certain large-scale implementations and for extensive business process re-engineering projects.

  Consulting Services

     The Company's consulting services group consists of business consultants, systems analysts and technical personnel with extensive retail industry experience that are devoted to assisting retailers in all phases of systems development, including systems planning and design, customer-specific configuration of application modules, and on-site implementation or conversion from existing systems. Consulting services are generally billed on a time and expenses basis. The Company's consulting engagements have typically taken between six months and one year for Enterprise Systems, between four and eight months for In-store Systems, and between three and nine months for Analytic Applications. Given the complexity of platforms on which the Company's ODBMS and Win/DSS systems operate and the increased ability of the customer to configure these new products to its work flows and processes, the implementation of such systems generally requires increased levels of consulting services and longer periods of time. Historically, the Company has aggressively expanded its consulting services organization to support anticipated growth in product implementations. Although the Company experienced reduced demand for software licenses during the fourth quarter of 1998, utilization rates for the Company's consulting services personnel generally remained at historical levels as a result of ongoing implementation efforts on software licenses sold in prior periods, back-selling of upgrades and consulting work to existing customers, reductions in the number of outside consulting personnel utilized in Europe, and the increased levels of consulting required on the more complex implementations of the Company's newer products. The Company expects only modest, if any, growth in its consulting services organization through 1999 due in part to the reduced levels of software licenses sold during the fourth quarter of 1998. Although the Company intends to maintain a consulting services organization consistent with demand for the Company's software products, in the event software license revenues fail to meet expectations, utilization rates of consulting personnel may decline and the Company's operating results could be adversely affected.

  Education and Training

     The Company offers comprehensive education and training programs to its customers, associates and business partners. The Company initiated JDA University in 1997, as a formal education program that combines lectures, demonstrations and hands-on exercise sessions for each of JDA's software solutions. JDA University features a curriculum for each JDA system, and a full-time administration consisting of professional instructors and course developers. The JDA University curriculum ranges from introductory to advanced levels and includes application training on JDA systems, technical courses on design and data models for such systems, and developer courses for programmers and designers. Classes are offered at in-house facilities as well as at customer locations. Approximately 3,700 individuals attended JDA University during 1998.

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

CUSTOMERS

     The Company has licensed its software products to more than 600 retail customers worldwide in a wide variety of retail markets, including hard and soft lines retailers, warehouse operations, department stores and grocery stores. The Company generally targets customers having from 50 to over 500 store locations, with annual sales in excess of $100 million.

SALES AND MARKETING

     The Company's worldwide sales effort is conducted primarily through a direct sales force located in Phoenix, Arizona and through international operations in Australia, Brazil, Canada, Chile, France, Germany, Mexico, Singapore and the United Kingdom. Internationally, in addition to its direct sales force, the Company leverages its cooperative relationships with sales agents, distributors, and other vendors, including IBM in China, Columbia, and India, the Beacon Group in Australia, ID Application a.s in Denmark and SPL Systems (Pty.) Ltd. in South Africa. The pursuit of additional relationships with system integrators, other major hardware vendors and the retail systems consulting groups of major accounting firms is also a component of the Company's sales and marketing strategy. The Company believes these relationships will provide important product endorsements and valuable feedback as well as sales referrals.

     The Company's sales cycle typically requires six to nine months from generation of the sales lead to execution of a license agreement. This cycle can be longer for Tier 1 retailers and retailers in certain geographic regions. Because of the complexity and technical nature of the Company's systems, consulting and product development employees often participate directly in the sales cycle and educate prospective customers on the advantages of using the Company's solutions.

     The Company's marketing activities are directed at increasing market awareness of the Company's products and services and identifying prospective customers. The execution of major agreements with customers, when agreed to by the customer, are commonly accompanied by press announcements and public relations activities. The Company combines attendance at key trade shows with a limited amount of focused advertising and direct mail campaigns to generate prospects. In addition to these activities, the Company's marketing personnel provide extensive support to the sales organization, including responding to requests for proposals, conducting product demonstrations and determining hardware specifications. The marketing organization is also responsible for corporate communications and development of sales tools and marketing materials. As of December 31, 1998, the Company's sales and marketing organization consisted of 52 sales and marketing personnel in the United States and 66 sales and marketing personnel in the rest of the world.

PRODUCT DEVELOPMENT AND JDA TECHNOLOGY

     The Company has invested and expects to continue to invest substantial resources in research and development. The Company believes that its future performance will depend in large part on its ability to maintain and enhance its current products, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. The Company intends to focus its near term development efforts on the enhancement of the Company's existing products in order to address requirements for close integration with emerging standard operating platforms such as Microsoft's ActiveStore initiative and the IBM San Francisco Project, increased systems interoperability, enhanced functionality that addresses international issues such as the adoption of the Euro, and the formation of an e-commerce division to deliver intranet, extranet and Internet business solutions. In December 1998, the Company signed an OEM agreement with IBM to integrate the IBM Net.Commerce merchant server software into the Company's upcoming e-commerce products.

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

     The Company has established a design framework, known as the Advanced Retail Architecture 2000 ("ARA") for developing new products and modules. The ARA 2000 framework is an enhancement to the original ARA specification developed by the Company and is based on the principles of multi-tiered distributed systems, object-oriented technologies, and business application interfaces. The ARA 2000 architecture is designed to support consolidation of development efforts between the Company's products, and to protect the Company's and its customers' software investments from changes in underlying technology and front-end interfaces. The Company believes products designed to the ARA 2000 specifications can support multiple platforms and accommodate platform changes with significantly fewer modifications to the Company's application. The Company intends to apply the ARA 2000 framework to the design of the MMS, ODBMS, Win/DSS, WCC, Arthur Suite, and any new products to the extent feasible over the course of several years.

     As of December 31, 1998, there were 209 employees on the Company's product development staff. The Company's product development expenditures in 1998, 1997 and 1996 were $22.2 million, $11.4 million and $6.5 million, and represented 16%, 12% and 14% of total revenues, respectively. The Company currently expects product development expenses in 1999 to be between $25 million and $30 million. The Company's ongoing product development efforts are designed to facilitate the integration of its products and include projects related to the next general release of ODBMS; the completion of the phased re-engineering of existing stand-alone modules of the Arthur Suite and the development of additional functionality and interfaces that will enable the modules to function as a fully integrated solution; and the Company's participation in Microsoft's ActiveStore initiative.

     The Company's newer software products, ODBMS, Win/DSS, Retail IDEAS, WCC and the Arthur Suite, which are designed for open client/server environments, have all been commercially released within the last three years. To date, only a limited number of customers have licensed or implemented the Company's client/server products. The market for these products is new and evolving, and the Company believes that retailers may generally be more cautious than other businesses in adopting client/server technologies. Consequently, it is difficult to assess or predict with any assurance the growth rate, if any, and size of the market for the Company's client/server products, and there can be no assurance that this market will continue to develop. Potential and existing customers may find it difficult, or be unable, to successfully implement the Company's client/server products, or may not purchase such products for a variety of reasons, including: the customer's inability to obtain hardware, software, networking infrastructure, or sufficient internal staff required to implement, operate and maintain an open client/server solution; the generally longer time periods and greater cost required to implement such products as compared to IBM AS/400-based products; and limited implementation experience with such products by the Company's service personnel or third-party implementation providers. Furthermore, the Company must overcome significant obstacles to successfully market its client/server solutions, including limited experience of the Company's sales and consulting personnel in the client/server market and limited existing reference accounts in this market. Sales of the Company's ODBMS product have failed to meet the Company's expectations to date. The Company believes sales of ODBMS have been affected by external and internal marketing issues, increased competition and a limited number of referenceable implementations. If the market for the Company's client/server products fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products do not achieve market acceptance, the Company's business, operating results and financial condition will continue to be materially adversely affected.

     The computer software industry is subject to rapid technological change, changing customer requirements, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, the Company's position in its existing markets or other markets that it may enter could be eroded rapidly by technological advancements not embraced by the Company. The lifecycles of the Company's products are difficult to estimate. The products must keep pace with technological developments, conform to evolving industry standards and address increasingly sophisticated customer needs. In particular, the Company believes that it must continue to respond quickly to users' needs for broad functionality and multi-platform support and to advances in hardware and operating systems. Introduction of new products embodying new technologies and the emergence of new industry standards could render the Company's products obsolete and unmarketable. There can be no assurance that the Company will not experience future difficulties that could delay or prevent the successful development, introduction and marketing of new products, or that new products and product enhancements will meet the requirements of the marketplace and achieve market acceptance. If the Company is unable to develop and introduce products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition would be materially adversely affected.

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

COMPETITION

     The markets for retail information systems are highly competitive. The Company believes the principal competitive factors in such markets are product quality, reliability, performance and price, vendor and product reputation, retail industry expertise, financial stability, features and functions, ease of use and quality of support. A number of different companies offer competitive products addressing certain of the Company's target markets. In the Enterprise Systems market, the Company's merchandise management systems compete with internally developed systems and with third-party developers such as GERS Retail Systems, Island Pacific, Radius PLC, Retek (a subsidiary of HNC Software, Inc.), Richter Management Services, SAP AG, and STS Systems. The WCC product competes with warehouse and logistic systems from Catalyst International, Inc., EXE and McHugh Freeman. In addition, the Company believes that new market entrants may attempt to develop fully-integrated enterprise level systems targeting the retail industry.

     In the In-store Systems market, which is more fragmented than the Enterprise Systems market, the Company competes with major hardware original equipment manufacturers such as ICL, NCR, and IBM, as well as software companies such as CRS Business Computers, Datavantage, Inc., STS Systems, and Trimax. In the Analytic Application markets, the Arthur Suite competes with products from STS Systems, Mitech Computer Systems, Inc. and IBM's Makaro product line. The Retail IDEAS product competes with products from vendors such as Microstrategy and Intrepid. In the market for consulting services, the Company is pursuing a strategy of forming informal working relationships with leading retail systems integrators such as Andersen Consulting and PriceWaterhouseCoopers. These integrators, as well as independent consulting firms such as IBM's Global Services Division, also represent potential competition to the Company's consulting services group.

     Some of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and other resources than the Company, each of which could provide them with a significant competitive advantage over the Company. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition would not have a material adverse effect on the Company's business, operating results and financial condition.

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

EMPLOYEES

     As of December 31, 1998, the Company had 1,102 employees, of which 642 were located in the United States. The Company has never had a work stoppage and none of its employees are represented by a collective bargaining agreement. The Company believes its relations with its employees are good.

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

ITEM 2.  PROPERTIES

     The Company's principal corporate office is currently located in approximately 56,000 square feet of leased space in Phoenix, Arizona under leases that expire at various dates through March 31, 1999. This facility is also used for certain of the Company's sales, consulting, customer support, and product development functions. The Company also leases approximately 28,000 square feet for two office suites and a training facility in Scottsdale, Arizona. In addition the Company leases eight sales and support offices in major cities across the United States.

     The Company entered into a ten-year lease in April 1998 for a new corporate office facility in Scottsdale, Arizona. The lease, which covers approximately 121,000 square feet of a 136,000 square foot facility, is scheduled to commence in April 1999 at an initial monthly rate of approximately $138,000. The Company has a right of offer on the remaining space. In addition, in the event the developer elects to sell the building prior to the date of occupancy, the Company has a right of first refusal to purchase the new office facility until the date of occupancy. Concurrent with the execution of the lease, the Company was also granted an option to purchase approximately five acres of real property contiguous to the office facility. This option may be exercised at a pre-determined price on or before August 2001 provided that the Company maintains certain minimum occupancy levels in the office facility.

     The Company owns approximately 20,000 square feet of office space in the United Kingdom, and leases other office space in London, Frankfurt, Paris, Cape Town, Calgary, Toronto, Montreal, Singapore, Melbourne, Sidney, Santiago, Rio de Janiero and Mexico City. The Company believes that its existing facilities are adequate for its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

     Bernat v. JDA Software Group, Inc., et al., Dist. of Arizona No. CIV'99-0065 PHX RGS and related cases.

     On January 13, 1999, Rod Bernat, a shareholder of JDA Software Group, Inc., filed a securities class action lawsuit against the Company, its Co-Chief Executive Officers, Frederick M. Pakis and James D. Armstrong, its former Senior Vice President of Research and Development, Kenneth Desmarchais, and its former Chief Executive Officer, Brent W. Lippman, in U.S. District Court for the District of Arizona. The complaint filed in the lawsuit alleges that during the alleged class period, January 29, 1998 through January 5, 1999, the Company misrepresented its business, financial statements and business prospects to investors. The complaint further alleges that certain officers of the Company sold significant quantities of the Company's common stock during the class period while the market price of the common stock was artificially inflated by the alleged misrepresentations. The plaintiffs seek designation of the action as a class action and damages for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission ("SEC"). Following the filing of the Bernat action, lawsuits were filed by Norman Wiss, Theodore J. Bloukos, Gwen Werboski, Elmer S. Martin, Linda May, Ivan Sommer, David Hesrick and Michael J. Corn all purporting to act on behalf of the same class of shareholders for the same class period, making substantially similar allegations. These actions are currently in the process of being consolidated into one action by the U. S. District Court. Management believes that the actions are without merit and intends to defend them vigorously.

     The Company is also involved in other legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not believe that the disposition of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     JDA's common stock trades on the Nasdaq Stock Market ("NASDAQ") under the symbol "JDAS." The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock for the two most recent fiscal years as reported on NASDAQ and as adjusted for the Company's three-for-two stock split effected in July 1998.

YEAR ENDED 1998                                               HIGH      LOW
---------------                                               ----      ---
1st Quarter.................................................  $36 2/3   $18 5/32
2nd Quarter.................................................   39 13/32  25 1/2
3rd Quarter.................................................   33 1/2     8 11/16
4th Quarter.................................................   13 9/16    7

YEAR ENDED 1997                                               HIGH      LOW
---------------                                               ----      ---
1st Quarter.................................................  $20 1/4   $12 2/3
2nd Quarter.................................................   23 3/32   11 1/2
3rd Quarter.................................................   25 7/8    19 5/32
4th Quarter.................................................   30 9/16   18 29/32

     On March 19, 1999, the closing sale price for JDA's common stock was $6 5/16 per share. On this date, there were approximately 280 holders of record of JDA's common stock. This figure does not reflect more than 1,500 beneficial stockholders whose shares are held in nominee names. JDA presently intends to retain future earnings to finance the growth and development of the business, and as such, does not anticipate paying cash dividends on its common stock in the foreseeable future.

     The market price of the Company's common stock has experienced large fluctuations and may continue to be volatile in the future. Factors such as future announcements concerning the Company or its competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of JDA's common stock to fluctuate substantially. Further, the stock market has from time to time experienced extreme price and volume fluctuations which have affected the market price for many high technology companies and which, on occasion, have been unrelated to the operating performance of those companies. These fluctuations, as well as the general economic, market and political conditions both domestically and internationally, including recessions or military conflicts, may materially and adversely affect the market price of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with JDA's consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected consolidated financial data presented below under the captions "Consolidated Statement of Income Data" and "Consolidated Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1998, are derived from the consolidated financial statements of JDA Software Group, Inc. The consolidated financial statements as of December 31, 1998 and 1997, and for each of the years in the three-year period ended December 31, 1998, and the independent auditors' report thereon, are included elsewhere herein.

CONSOLIDATED STATEMENT OF INCOME DATA:

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1998       1997       1996       1995       1994
                                          --------    -------    -------    -------    -------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues:
  Software licenses.....................  $ 43,342    $42,041    $24,296    $15,253    $12,221
  Consulting, maintenance and other
     services...........................    95,121     49,730     23,544     14,831     11,608
                                          --------    -------    -------    -------    -------
     Total revenues.....................   138,463     91,771     47,840     30,084     23,829
                                          --------    -------    -------    -------    -------

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1998       1997       1996       1995       1994
                                          --------    -------    -------    -------    -------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
Cost of revenues:
  Software licenses.....................     2,011      1,145        438        159         57
  Consulting, maintenance and other
     services...........................    65,137     37,727     16,416      9,781      6,870
                                          --------    -------    -------    -------    -------
     Total cost of revenues.............    67,148     38,872     16,854      9,940      6,927
                                          --------    -------    -------    -------    -------
Gross profit............................    71,315     52,899     30,986     20,144     16,902
                                          --------    -------    -------    -------    -------
Operating expenses:
  Product development...................    22,171     11,364      6,478      3,512      1,923
  Sales and marketing...................    21,282     12,633      7,242      5,199      3,228
  General and administrative............    18,553      9,532      4,989      3,929      2,529
  Purchased in-process research and
     development........................    17,000         --         --         --         --
                                          --------    -------    -------    -------    -------
     Total operating expenses...........    79,006     33,529     18,709     12,640      7,680
                                          --------    -------    -------    -------    -------
Income (loss) from operations...........    (7,691)    19,370     12,277      7,504      9,222
Other income (expense), net.............     3,276      1,407        519       (434)      (221)
                                          --------    -------    -------    -------    -------
Income (loss) before income taxes.......    (4,415)    20,777     12,796      7,070      9,001
Income tax (benefit) provision(1).......    (1,947)     8,311      5,116      2,669      3,437
                                          --------    -------    -------    -------    -------
Net income (loss)(1)....................  $ (2,468)   $12,466    $ 7,680    $ 4,401    $ 5,564
                                          ========    =======    =======    =======    =======
Basic earnings (loss) per share.........  $   (.11)   $   .64    $   .43    $   .28    $   .33
                                          ========    =======    =======    =======    =======
Diluted earnings (loss) per share.......  $   (.11)   $   .63    $   .43    $   .28    $   .33
                                          ========    =======    =======    =======    =======
Shares used to compute basic earnings
  (loss) per share(2)...................    22,194     19,617     18,015     16,428     16,875
Shares used to compute diluted earnings
  (loss) per share(2)...................    22,194     19,664     18,015     16,428     16,875

CONSOLIDATED BALANCE SHEET DATA:

                                                             DECEMBER 31,
                                         -----------------------------------------------------
                                           1998       1997       1996        1995       1994
                                         --------    -------    -------    --------    -------
                                                            (IN THOUSANDS)
Cash and cash equivalents..............  $ 42,376    $27,304    $30,986    $    498    $ 2,913
Marketable securities(3)...............    43,013         --         --          --         --
Working capital........................    98,322     48,339     39,832         607      7,232
Total assets...........................   199,561     83,202     59,056      27,795     11,557
Long-term liabilities..................        --        222        620         309      2,607
Redeemable convertible preferred
  stock................................        --         --         --      15,000         --
Stockholders' equity (deficit).........   171,497     67,910     48,661     (12,292)     6,228

---------------
(1) Prior to March 30, 1995, certain of JDA's commonly-held predecessor companies elected S Corporation status. The results for 1995 and 1994 include a pro forma provision for U.S. federal income taxes at statutory rates. Without such pro forma provision, net income for 1995 was $5,573. (See Note 2 of Notes to Consolidated Financial Statements.)

(2) The results for 1995 and 1994 include common and equivalent shares outstanding subsequent to the Company's reorganization on March 30, 1995. In addition, the shares used to compute basic and diluted earnings (loss) per share for all periods shown have been retroactively adjusted to reflect the Company's three-for-two stock split effected in July 1998.

(3) Includes $6,697 of non-current marketable securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     THE FOLLOWING DISCUSSION INCORPORATES THE RESTATEMENT OF CERTAIN HISTORICAL FINANCIAL DATA PRESENTED IN THE COMPANY'S QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED JUNE 30, 1998 AND SEPTEMBER 30, 1998. (See Note 18 of Notes to Consolidated Financial Statements.)

     JDA is a global provider of integrated enterprise-wide software products and services that address the mission-critical and valued-added management information needs of the entire retail supply chain. The Company's software products include Enterprise Systems, In-store Systems, and Analytic Applications. JDA also offers a wide range of professional services through its consulting and customer support organizations, including project management, system planning, design and implementation, custom modifications, training and support services.

     JDA has historically derived a significant portion of its revenues from software licenses and consulting, maintenance and other services relating to its IBM AS/400-based Merchandise Management System ("MMS"). Total revenues from the MMS product line represented 45% of the Company's total revenues during 1998 as compared with 56% in 1997 and 80% in 1996. Although the Company expects MMS revenues to continue to represent a significant portion of total revenues for the foreseeable future, MMS revenues as a percentage of total revenues may continue to decline as a result of reduced demand for MMS and/or increased revenues attributable to the Company's other product lines.

     Software license revenues and consulting, maintenance and other services revenues represented 31% and 69%, respectively, of JDA's total revenues during 1998, as compared with 46% and 54%, respectively in 1997 and 51% and 49%, respectively, in 1996. During 1998, JDA's overall revenue mix was affected by lower than anticipated software license revenues. This decline in software license revenues occurred first in the Company's international markets during the second and third quarters of 1998, and then in both international and domestic markets in the fourth quarter of 1998. The following table sets forth a quarterly comparison of 1997 and 1998 domestic and international software license revenues:

                         1997                                  1998
               ------------------------   ----------------------------------------------
                                                     % CHANGE                   % CHANGE
QUARTER ENDED  DOMESTIC   INTERNATIONAL   DOMESTIC   VS. 1997   INTERNATIONAL   VS. 1997
-------------  --------   -------------   --------   --------   -------------   --------
      3/31     $ 3,456       $ 4,409      $ 7,123      106%        $ 4,926        12%
      6/30       4,357         5,201        8,302       91%          4,011      (23)%
      9/30       3,730         6,336        8,581      130%          3,774      (40)%
     12/31       5,793         8,759        3,204     (45)%          3,421      (61)%
               -------       -------      -------                  -------
               $17,336       $24,705      $27,210       57%        $16,132      (35)%
               =======       =======      =======                  =======

     The Company believes it has experienced and is continuing to experience a decline in overall demand for the Company's Enterprise Systems and In-store Systems. In particular, sales of the Company's ODBMS product have failed to meet the Company's expectations to date. The Company believes that sales of ODBMS have been affected by external and internal marketing issues, increased competition and a limited number of referenceable implementations. The precise nature of the decline in demand for the Company's other products cannot be determined. However, the Company believes it may result from a combination of deferred purchasing decisions potentially caused by uncertainty related to the millennium change, elongated sales cycles, ongoing weakness in international economies and increased competition. The Company believes that software license results were also adversely impacted in the second and third quarters by vacancies in senior management positions in Europe and Latin America.

     Consulting, maintenance and other services revenues are derived from a range of services, including system design and implementation and, to a lesser extent, software maintenance and support and training. Consulting, maintenance and other services revenues are generally more predictable but generate significantly lower gross margins than software revenues. The Company has increased the size of its services organization over the past two years in anticipation of an increased mix of consulting, maintenance and other services revenues in both domestic and international markets, and continued market acceptance of its newer client/server product lines, which require longer implementation cycles. In the past, the Company has experienced some seasonality in the mix of service revenues in relation to total revenues as a result, the Company believes, of retailers' preferred implementation timing and the Company's expansion, particularly in international markets. In light of the current uncertainty regarding demand for the Company's Enterprise and In-store Systems, and recent declines in software license revenues, the Company currently anticipates that consulting, maintenance and other services revenues will increase as a percentage of total revenues. However, the Company expects only modest growth, if any, in the size of its services organization during 1999. In Europe, where the demand for services has been adversely impacted due to the decline in software revenues, the Company has substantially eliminated the subcontractors it was using to supplement its implementation staff.

     The Company has pursued a strategy of addressing international markets by developing localized versions of its products and establishing international subsidiaries with direct sales and consulting capabilities. International revenues, which include revenues from international offices and export sales, represented 46% of total revenues in 1998, as compared with 55% in 1997 and 43% in 1996. Consulting, maintenance and other services in support of international software licenses typically have lower gross margins than those achieved domestically due to higher costs or generally lower prevailing billing rates in certain of the Company's international markets. Therefore, significant growth in the Company's international operations may result in declines in gross margins on consulting, maintenance and other services.

     Unstable economic conditions have continued in the Asia/Pacific region during 1998 and the receivable balances for the region have shown no significant improvement over 1997. Further, certain of the macro-economic factors affecting the Asia/Pacific region, including significant devaluation of currencies, have begun to appear in the Latin American region together with slowing payment trends in the European markets during the second half of 1998, and in particular during the fourth quarter of 1998 as past due receivables in these regions increased 31% over the September 30, 1998 balances. As a result, the Company provided a $2.0 million provision for bad debts during the fourth quarter of 1998. The Asia/Pacific, Latin American and European regions represented 5%, 3% and 29%, respectively, of the Company's revenues during 1998 and collectively represented 14% of the Company's income from operations during 1998 excluding the $17.0 million one-time charge for acquired in-process research and development. Although the European region reported income from operations of $3.9 million for 1998, the Asia/Pacific and Latin American regions reported losses from operations of $659,000 and $2.0 million, respectively.

     The Company remains cautious about its expectations regarding international and domestic operations in the near term, and the Company expects its operating results to be less predictable in the future as a result of uncertainties in certain geographic regions and weakness in demand for its software products, possibly related to the millennium change. Management believes these economic conditions and uncertainties could adversely impact the Company's business, operating results and financial condition for an indefinite period of time. The Company continues to address the organizational issues that have impacted its execution in Europe and Latin America during 1998. The Company filled the Vice President -- Latin America position in September 1998 and the position of Vice President -- EMEA in November 1998. However, the new Vice President -- EMEA submitted his resignation effective March 31, 1999. The Company has promoted from within its EMEA organization to fill the vacant position. The Company has also recently completed the realignment of its sales, marketing and new product development personnel along product lines to strengthen its ability to compete during more difficult business conditions.

     To the extent the Company's international operations expand or represent an increasing percentage of the Company's overall business, the Company expects that an increasing portion of its international software license and consulting, maintenance and other services revenues will be denominated in foreign currencies, subjecting the Company to risks related to fluctuations in foreign currency exchange rates. Historically, the Company's operations have not been materially adversely affected by fluctuations in foreign currency exchange rates, and the Company has not engaged in foreign currency hedging transactions. However, if the Company expands its international operations, exposures to gains and losses on foreign currency transactions may increase. The Company may choose to limit such exposure by entering into forward foreign exchange contracts or engaging in similar hedging strategies. There can be no assurance that any currency exchange strategy would be successful in avoiding or reducing exchange-related losses. In addition, revenues of the Company earned in various countries where the Company does business may be subject to taxation by more than one jurisdiction, thereby adversely affecting the Company's earnings.

RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

     The Company purchased Arthur Retail on June 4, 1998. In connection with this transaction, the Company acquired the rights to the Arthur Suite. The Arthur Suite is a specific application that is being designed to provide full lifecycle decision support for retail clients. The Arthur Suite offers a retailer modules for strategic planning, product and channel planning, assortment planning and allocation planning. As a support activity to each of these processes, a performance analysis function enables a retailer to perform a fact-based review of all relevant statistical data. The development of the Arthur Suite involves a phased re-engineering of existing stand-alone modular products and the development of additional functionality and interfaces that will enable the modules to function as a fully integrated business solution. The Company initially allocated $40.0 million of the purchase price to in-process research and development ("IPR&D") which represented the value of products, including the Arthur Suite, that were in the development stage and for which technological feasibility had not yet been established. The initial value allocated to IPR&D and written off by the Company in connection with the acquisition of Arthur Retail was calculated using estimates of the costs required to complete the Arthur Suite, the after-tax cash flows attributable to the Arthur Suite (including incremental revenues from enhanced sales of the Company's existing products), and the selection of an appropriate rate of return based upon the weighted average cost of capital.

     In its September 9, 1998 letter to the American Institute of Certified Public Accountants (the "SEC Letter"), the SEC issued guidance on the valuation methodology for acquired IPR&D. The application of the prescribed methodology requires that particular consideration be given to (i) the specific nature and fair value of the Arthur Suite, (ii) the completeness, complexity and uniqueness of the Arthur Suite at the acquisition date, (iii) the nature, timing and estimated costs of the efforts necessary to complete the Arthur Suite and the estimated completion date and (iv) the risks and uncertainties associated with completing development on schedule, and the consequences if not timely completed. The Company modified the IPR&D recorded in the Arthur Retail acquisition in accordance with the guidance set forth in the SEC Letter and subsequent communications. The revised valuation of the IPR&D was calculated under a discounted cash flow method using an income approach with a forecast of expected net cash inflows from the development effort. The forecast incorporated projections prepared by both the Company and the former owner of Arthur Retail. Material net cash inflows were expected to commence in 1999. Additionally, a percentage of completion was estimated that gave consideration to certain key factors such as the costs invested to date relative to the expected total cost of the development effort, and the amount of progress completed as of the acquisition date relative to the overall technological achievements required to achieve full integration of the Arthur Suite. At the date of acquisition, although certain versions of the modules of the Arthur Suite were commercially available for sale, the bulk of the Arthur Suite was still in the fundamental systems development stage with a substantial amount of coding, interface development and unit testing still to take place. The IPR&D efforts to complete the development and full integration of the Arthur Suite were estimated at that time to be 81% complete and the estimated costs to complete the project totaled $3.4 million. Through December 31, 1998, efforts to complete the Arthur Suite have been in line with original expectations and the Arthur Suite has reached a significant level of development. If the Company is unable to develop and introduce a fully integrated Arthur Suite in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition would be materially adversely affected.

     The change in the methodology resulted in (i) the exclusion of the incremental revenues resulting from sales of the Company's existing products expected from integration with the Arthur Suite and costs associated with incremental sales and (ii) an increase in expenses to reflect those that the average buyer (without the benefit of synergies) would experience. In addition, the discount rate was increased to 25% to reflect the risk that the average buyer would experience. As a result, the Company's financial statements for the quarters ended June 30, 1998 and September 30, 1998 have been restated to reduce the amount of the purchase price allocated to IPR&D from $40.0 million to $17.0 million and record $23.0 million of additional goodwill and other intangibles on the acquisition of Arthur Retail. In addition, the financial statements have been adjusted to reflect changes in the deferred tax asset balances resulting from the revised allocation and to record amortization expense on the additional goodwill and other intangibles. The change had no impact on net cash flows provided by operations.

RESULTS OF OPERATIONS

     The following table sets forth certain selected financial information expressed as a percentage of total revenues for the periods indicated and certain gross margin data expressed as a percentage of software license or consulting, maintenance and other services revenues, as appropriate:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1998    1997    1996
                                                              ----    ----    ----
Revenues:
  Software licenses.........................................   31%     46%     51%
  Consulting, maintenance and other services................   69      54      49
                                                              ---     ---     ---
     Total revenues.........................................  100     100     100
                                                              ---     ---     ---
Cost of Revenues:
  Software licenses.........................................    1       1       1
  Consulting, maintenance and other services................   47      41      34
                                                              ---     ---     ---
     Total cost of revenues.................................   48      42      35
                                                              ---     ---     ---
Gross Profit................................................   52      58      65
                                                              ---     ---     ---
Operating Expenses:
  Product development.......................................   16      12      14
  Sales and marketing.......................................   15      14      15
  General and administrative................................   14      11      10
  Purchased in-process research and development.............   12      --      --
                                                              ---     ---     ---
     Total operating expenses...............................   57      37      39
                                                              ---     ---     ---
Income (Loss) From Operations...............................   (5)     21      26
  Other income, net.........................................    2       2       1
                                                              ---     ---     ---
Income (Loss) Before Income Taxes...........................   (3)     23      27
  Income tax (benefit) provision............................   (1)      9      11
                                                              ---     ---     ---
Net Income (Loss)...........................................   (2)%    14%     16%
                                                              ===     ===     ===
Gross margin on software licenses...........................   95%     97%     98%
Gross margin on consulting, maintenance and other
  services..................................................   32%     24%     30%

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenues

     Total revenues for 1998 were $138.5 million, an increase of 51% over the $91.8 million reported in 1997. Revenues consisted of software licenses and consulting, maintenance and other services, which represented 31% and 69%, respectively, of total revenues during 1998, and 46% and 54%, respectively in 1997. The decrease in software license revenues as a percentage of total revenues resulted primarily from a decrease in international software license revenues between years.

     Software Licenses. Software license revenues for 1998 were $43.3 million, an increase of 3% over the $42.0 million reported in 1997. Domestic software license revenues increased 57% between years due to increased sales of the MMS, Win/DSS, RetailIDEAS and WCC product lines, and incremental sales of the Arthur Suite. International software license revenues decreased 35% from the prior year as a result of the elongation of international sales cycles, deferred purchasing decisions for merchandising systems, weakening international economies and increased competition. The international results for 1998 were also impacted by internal execution issues surrounding the Company's strategic realignment of its international sales management group. This realignment began during the second quarter of 1998 and involved the movement of certain key employees from the European and Latin American regions to other roles within the Company, specifically the positions of Senior Vice President, International and Senior Vice President and Managing Director, JDA Arthur. The Company did not fill the vacated positions of Vice President -- Latin America until September 1998 and the Vice President -- EMEA until mid-November 1998. However, the new Vice President -- EMEA submitted his resignation effective March 31, 1999. The Company has promoted from within its EMEA organization to fill the vacant position.

     Consulting, Maintenance and Other Services. Consulting, maintenance and other services revenues for 1998 were $95.1 million, an increase of 91% over the $49.7 reported in 1997. This increase resulted from the higher volume of software license sales, including client/server products that require longer implementation cycles, improved utilization, higher average billing rates and the incremental consulting and maintenance revenues related to the Arthur Suite. Domestic and international consulting, maintenance and other services revenues increased 101% and 82%, respectively between years.

     Cost of Revenues

     Cost of software license revenues was $2.0 million in 1998 as compared to $1.1 million in 1997. Cost of software licenses represented 5% and 3% of software license revenues in the respective years. The increase reflects the higher costs associated with the Company's increased sales of products during 1998 that incorporate software technology licensed from third party suppliers. Consulting, maintenance and other services costs for 1998 were $65.1 million, an increase of 73% over the $37.7 million reported in 1997. The Company expanded its consulting and customer support organizations during 1998 as a result, and in anticipation, of continued increased sales of new software licenses and increased demand from the existing client base for additional support and professional services. The Company increased the number of personnel in its consulting, maintenance and other services organization by 56% between years, and as of December 31, 1998, there were 670 employees involved in these functions worldwide. In addition, the Company utilized a significant number of subcontractors in Europe during 1998 to provide timely implementation work.

     Gross Profit

     Gross profit for 1998 was $71.3 million, an increase of 35% over the $52.9 million reported in 1997. Gross profit, as a percentage of total revenues, decreased from 58% in 1997 to 52% in 1998. This decrease was primarily attributable to an increase in consulting, maintenance and other services revenues as a percentage of total revenues during 1998. Gross margins on consulting, maintenance and other services revenues increased between years, however, from 24% in 1997 to 32% in 1998. This improvement reflects the favorable impact of increases in the Company's maintenance base, both from the Arthur Retail acquisition and core JDA products, and improved utilization and higher average billing rates in the Company's consulting practice.

     Operating Expenses

     Product Development. Product development costs for 1998 were $22.2 million, an increase of 95% over the $11.4 million reported in 1997. Product development costs as a percentage of total revenues increased between years from 12% in 1997 to 16% in 1998. The Company increased its product development staff by 76% between years and as of December 31, 1998, there were over 200 employees involved in the product development function. The Company increased its incremental spending in 1998 for continued improvement of existing products as well as the ongoing addition of new concepts to its product suite including development efforts on the next general release of ODBMS, the integration of ODBMS and the WCC product, development of a European version of MMS with Euro capabilities, continued development and integration of the Arthur Suite, and enhancements to Win/DSS. The Company believes its current process for developing software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

     Sales and Marketing. Sales and marketing expenses for 1998 were $21.3 million, an increase of 68% over the $12.6 million reported in 1997. Sales and marketing expenses, as a percentage of total revenues, increased between years from 14% in 1997 to 15% in 1998. The Company increased its sales and marketing staff by 62% between years and as of December 31, 1998, there were nearly 120 employees involved in this function. The increase results primarily from the acquisition of Arthur Retail as well as other additions to both the domestic and international sales and marketing staffs.

     General and Administrative. General and administrative expenses for 1998 were $18.6 million, an increase of 95% over the $9.5 million reported in 1997. General and administrative expense, as a percentage of total revenues, increased between years from 11% in 1997 to 14% in 1998. The increase resulted from the addition of administrative personnel as a result, and in anticipation, of continued growth in the Company's domestic and international operations, increased depreciation on purchases of $13.5 million in property and equipment additions made by the Company during 1998, and the incremental costs of Arthur Retail, including the amortization of goodwill and other intangibles associated with its acquisition.

     Purchased In-Process Research and Development. The Company recorded a one-time charge of $17.0 million in 1998 for in-process research and development acquired in connection with the purchase of Arthur Retail and recorded a related tax benefit of $6.9 million. Earnings per share for 1998, excluding the one-time charge for in-process research and development and related tax benefit, were $0.34.

     Provision for Income Taxes

     The Company's effective income tax rate reflects statutory federal, state and foreign tax rates, partially offset by reductions for research and development expense tax credits.

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Revenues

     Total revenues for 1997 were $91.8 million, an increase of 92% over the $47.8 million reported in 1996. Revenues consisted of software licenses and consulting, maintenance and other services, which represented 46% and 54%, respectively, of total revenues during 1997, and 51% and 49%, respectively in 1996.

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

     Cost of Revenues

     Cost of software licenses was $1.1 million and $438,000 in 1997 and 1996, respectively, representing 3% and 2% of software license revenues in the respective periods. Consulting, maintenance and other services costs for 1997 were $37.7 million, an increase of 130% over the $16.4 million reported in 1996. The Company has expanded its consulting and customer support organizations as a result, and in anticipation, of increased sales of new software licenses and increased demand from the existing client base for additional support and professional services. The Company increased the number of personnel in its consulting, maintenance and other services organization by 98% during 1997, and as of December 31, 1997, the Company had 430 employees involved in these functions.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily through cash generated from operations and public sales of equity securities and, to a lesser extent, borrowings under its bank line of credit. The Company had working capital of $98.3 million at December 31, 1998 compared with $48.3 million at December 31, 1997. Cash and cash equivalents at December 31, 1998 were $42.4 million, an increase of $15.1 million from the $27.3 million reported at December 31, 1997. The Company also had $43.0 million in marketable securities at December 31, 1998.

     Operating activities provided cash of $9.6 million, $2.1 million, and $6.1 million in the years ended December 31, 1998, 1997, and 1996, respectively. Cash provided from operating activities in 1998 results primarily from net income of $7.6 million, excluding the one-time charge for purchased in-process research and development and related tax benefit, $8.1 million of depreciation and amortization, and an increase of $3.8 million in deferred revenue, offset in part by a $10.8 million increase in accounts receivable. The Company had net accounts receivable of $40.6 million at December 31, 1998, which excluding the impact of receivables for which the related revenue has been deferred, represented 101 days of sales outstanding ("DSOs") compared to 91 days at December 31, 1997. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including seasonality, shifts in customer buying patterns, contractual payment terms, the underlying mix of products and services, and the geographic concentration of revenues.

     Investing activities utilized cash of $100.5 million and $12.4 million in 1998 and 1997, respectively, and provided cash of $8.6 million in 1996. The 1998 activity includes the net purchase of $43.0 million of marketable securities, $13.5 million in capital expenditures to support the Company's growth and a $44.0 million cash payment for the acquisition of Arthur Retail. The 1997 activity includes $10.8 million in capital expenditures and an initial payment of $1.6 million for the purchase of LIOCS. The 1996 activity includes the redemption of $14.6 million in restricted short-term investments acquired during fiscal year 1995 and capital expenditures of $6.2 million.

     Financing activities provided cash of $106.4 million, $7.4 million and $15.4 million during the years ended December 31, 1998, 1997, and 1996, respectively. The 1998 activity includes net proceeds of $99.6 million from the issuance of 3,450,000 shares of common stock in a secondary public offering. The 1996 activity includes the issuance of 3,274,299 shares of common stock for $25.3 million in an initial public offering, the net proceeds of which were offset by the repayment of stockholder notes and the redemption of preferred stock, and the issuance of 900,000 shares of common stock for $15.5 million in a secondary public offering. The remaining activity for 1998, 1997 and 1996 consists primarily of proceeds from the issuance of common stock and related tax benefits under the Company's stock option and employee stock purchase plans.

     Changes in the currency exchange rates of the Company's foreign operations had the effect of reducing cash by $419,000 and $743,000 in 1998 and 1997, respectively, and increasing cash by $425,000 in 1996. The Company did not enter into any foreign exchange contracts or engage in similar hedging strategies during the three-year period ended December 31, 1998.

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

     The Company maintains a $5.0 million revolving line of credit with a commercial bank. The line of credit is collateralized by property and equipment, receivables, and intangibles; accrues interest at the bank's reference rate (which approximates prime) less .25 percentage points; and requires the Company to maintain certain current ratios and tangible net worth. The line of credit matures on July 1, 2000. There were no amounts outstanding on the line of credit at December 31, 1998. The Company believes that its cash and cash equivalents, investments in marketable securities, available borrowings under the bank line of credit and funds generated from operations will provide adequate liquidity to meet the Company's normal operating requirements for at least the next twelve months.

YEAR 2000 COMPLIANCE

     Throughout 1998, the Company designated a project team to assess the Year 2000 compliance of its software products. Based on the Company's assessment to date, the Company believes the current versions of its software products are "Year 2000 compliant," that is, they are capable of adequately distinguishing 21st century dates from 20th century dates. However, the Company is aware that some of its customers are running earlier versions of the Company's software products that are not Year 2000 compliant. The Company has contacted and encouraged such customers to migrate to current product versions. Moreover, the Company's products are generally integrated into enterprise systems involving complicated software products developed by other vendors. The most reasonably likely worst case scenario is that the Company may in the future be subject to claims based on Year 2000 problems in others' products, custom modifications made by third parties to the Company's products, or issues arising from the integration of multiple products within an overall system. Although the Company has not been a party to any litigation or arbitration proceeding to date involving its products or services and related to Year 2000 compliance issues, there can be no assurance that the Company will not in the future be required to defend its products or services in such proceedings, or to negotiate resolutions of claims based upon Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, and any liability of the Company for Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company faces risk to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not comply with Year 2000 requirements. In the event any such third parties cannot provide the Company with products, services or systems that meet the Year 2000 requirements on a timely basis, or in the event Year 2000 issues prevent such third parties from timely delivery of products or services required by the Company, the Company's operating results could be materially adversely affected. The Company's plan for the Year 2000 has included compliance verification of financial institutions, investment advisors, independent payroll service providers, external vendors supplying software and information systems to the Company and communication with significant suppliers to determine the readiness of third parties' remediation of their own Year 2000 issues. As part of its Year 2000 contingency plan, the Company maintains its cash and marketable securities with multiple financial institutions and investment advisors.

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

     The Company recognizes the need to ensure its internal operations will not be adversely impacted by Year 2000 software failures, and has established a project team to assess Year 2000 risks regarding the ability of the Company's internal systems to operate after December 31, 1999. The project team has identified and implemented changes to the Company's computer hardware and software applications to ensure availability and integrity of the Company's financial systems and the reliability of its operational systems. The Company converted its existing legacy accounting software to a Year 2000 compliant version in December 1998. This conversion was performed entirely by the Company's internal IS staff and the costs of modifying this software have been expensed as incurred. During September 1998, the Company selected a new time and billing system from an independent third party distributor. This system will replace an existing legacy system, which is not Year 2000 compliant, and will be used to accumulate and track billable hours incurred by the Company's consulting and customer support staff. The current project plan calls for this system to be fully implemented by September 1999, however, as part of its contingency plan, the Company is modifying its existing legacy system to be Year 2000 compliant in order to provide a safeguard against any potential movement in the implementation time frame of the new system. The conversion of the existing time and billing system is expected to be completed by April 1999. The Company has incurred approximately $50,000 to date on Year 2000 compliance activities and expects to incur no more than $40,000 to complete its Year 2000 compliance activities. These costs and the timing in which the Company plans to complete its Year 2000 modification and testing procedures are based on management's best estimates. However, there can be no assurance that the Company will timely identify and remediate all significant Year 2000 problems, or that any such remedial efforts will not have a material adverse effect on the Company's business, operating results and financial condition.

EURO CURRENCY

     The participating member countries of the European Union agreed to adopt the Euro as the common legal currency beginning January 1, 1999. On that same date they established Fixed Conversion Rates between their existing sovereign currencies and the Euro. The Euro will be implemented in phases over a transition period that extends through December 31, 2001. Although the Company's products currently comply with the requirements of the initial phase-in of the Euro, they are not fully "Euro Compliant." The Company has defined Euro Compliant to mean that its products are capable of processing and reporting any data denominated in the Euro in the same manner as processing and reporting data denominated in the national currency units that comprise the currencies of those member states that adopt the Euro (the "NCUs") without any loss of functionality or interoperability or degradation in performance of volume capacity and, without prejudice to the generality of the foregoing, has the ability to provide all the following functions:

     (1) Conversion of NCUs to Euro (and vice versa) at the Fixed Conversion Rates and conversion of NCUs to NCUs using the Fixed Conversion Rates between the relevant NCUs and the Euro and, in each case, rounding of such amounts in accordance with applicable laws and regulations from time to time.

     (2) Rounding of amounts denominated in Euro to the nearest "Euro cent" and of amounts denominated in NCUs to the nearest sub-unit applicable to the relevant NCUs and use in data of the Euro symbol.

     (3) Making and receiving payment of amounts denominated in Euro and in different denominations of the Euro and/or in NCUs.

     (4) All functions and reporting, including regulatory reporting, in both Euro and NCUs.

     The Company is incorporating all required Euro Compliant functionality into the next version of each of its products that are scheduled for commercial release at various times during 1999. To the extent the development and release of fully Euro Compliant versions does not occur in a timely manner, the Company could experience significant delays in, or cancellation of, decisions to purchase its products or services, and as a result, the Company's business, operating results and financial condition would be materially adversely impacted.

CERTAIN RISKS

     Our Operating Results May Fluctuate Significantly. Our quarterly operating results have varied and are expected to continue to vary in the future. Many factors may cause these fluctuations, including: demand for our products and services; the size and timing of individual orders, particularly with respect to our larger customers; the lengthening of our sales cycle; competitive pricing pressures; customer order deferrals in anticipation of new products; changes in the mix of software license revenues; changes in the mix of software license revenues compared to consulting, maintenance and other services revenues; the timing of introductions and enhancements of our products or those of our competitors; market acceptance of new products; technological changes in platforms supporting our products; changes in our operating expenses; changes in the mix of domestic and international revenues; our ability to complete fixed price consulting contracts within budget; employee hiring and retention; foreign currency exchange rate fluctuations; expansion of international operations; changes in our strategies; and general industry and economic conditions. In addition, we believe we have experienced and are continuing to experience a decline in overall demand for our Enterprise Systems and In-store Systems. In particular, sales of our ODBMS product have failed to meet our expectations to date. We believe that sales of ODBMS have been negatively impacted by external and internal marketing issues, increased competition and a limited number of referenceable implementations. We have not been able to determine the exact cause of the decline in demand for our other products, but we believe that it may result from deferred purchasing decisions. These deferred purchasing decisions may stem from uncertainty related to the millenium change, longer sales cycles, continued weakness in global economies and increased competition. We believe that the prevailing business reasons for purchasing merchandising systems and the other software products offered by the Company still exist. However, you should not rely on historic growth rates for our Enterprise Systems and In-store Systems as an indication of their future performance. Because the gross margin on software licenses is significantly greater than the gross margins on consulting, maintenance and other services, our combined gross margin has fluctuated from quarter to quarter, and we expect that it will continue to fluctuate significantly based on revenue mix and seasonality.

     We typically ship our software products when contracts are signed. Consequently, our software license backlog at the beginning of any quarter has represented only a small portion of that quarter's expected revenues. As a result, software license revenues in any quarter depend in large part upon contracts signed and the related shipment of software in that quarter. It is therefore difficult for us to predict revenues. Because of the timing of our sales, we typically recognize a substantial amount of our revenues in the last weeks or days of the quarter, and we generally derive a significant portion of our quarterly software license revenues from a small number of relatively large sales. It is difficult to forecast the timing of large individual sales with certainty. Accordingly, large individual sales have sometimes occurred in quarters subsequent to when we anticipated. We expect that the foregoing trends will continue. If we receive any significant cancellation or deferral of customer orders, or we are unable to conclude license negotiations by the end of a fiscal quarter, our operating results may be lower than anticipated. In addition, weakening international economies may make it more difficult for us to predict quarterly results in the future, and could negatively impact our business, operating results and financial condition for an indefinite period of time.

     Our expense levels are based on our expectations of future revenues. Since software license sales are typically accompanied by a significant amount of consulting, implementation and support services, our consulting and support resources must be managed to meet our anticipated software license revenues. As a result, we hire and train service personnel and incur research and development costs in advance of anticipated software license revenues. If such revenues fall short of our expectations, or if we are unable to fully utilize our service personnel, our operating results are likely to decline because a significant portion of our expenses cannot be quickly reduced to respond to any unexpected revenue shortfall.

     Based on all of the foregoing, we believe that future revenues, expenses and operating results are likely to vary significantly from quarter to quarter. As a result, quarter to quarter comparisons of operating results are not necessarily meaningful. Furthermore, it is likely that in some future quarter our operating results may be below the expectations of public market analysts or investors. If that happens, or if adverse conditions prevail, or are perceived to prevail, with respect to our business or generally, the price of our common stock may decline.

     A Significant Portion of Our Revenue Is Derived from the Retail
Industry. We have derived substantially all of our revenues to date from the license of software products and the performance of related services to the retail industry. Our future growth is critically dependent on increased sales to the retail industry. The success of our customers is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, we believe that the license of our software products generally involves a large capital expenditure, which is often accompanied by large-scale hardware purchases or commitments. As a result, demand for our products and services could decline in the event of instability or downturns in the retail industry. Such downturns may cause customers to exit the industry or delay, cancel or reduce any planned expenditure for information management systems and software products. We believe that the retail industry is consolidating. Such consolidation has in the past and may in the future reduce the demand for our products. Any resulting decline in demand for our products and services would negatively impact our business, operating results and financial condition.

     We May Not be Able to Manage Our Growth. Our business has grown rapidly in recent years, with revenues increasing from $47.8 million in 1996, to $91.8 million in 1997 and to $138.5 million in 1998. Our recent expansion has resulted in substantial growth in our number of employees, the scope of our operating systems and the geographic distribution of our operations and customers. This rapid growth has placed, and if it continues, will continue to place, a significant strain on our management and operations. For example, we believe that management realignments in connection with our international operations and the acquisition of Arthur Retail in June 1998 may have reduced the effectiveness of our sales efforts in Europe and Latin America during 1998. Our ability to compete effectively and to manage future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis; to expand, train, motivate and manage our work force, in particular our direct sales force and consulting services organization; and to deal effectively with third-party systems integrators and consultants. We filled the Vice President -- Latin American position in September 1998 and the Vice President -- EMEA position in mid-November 1998. However, the new Vice President -- EMEA submitted his resignation effective March 31, 1999. The Company has promoted from within its EMEA organization to fill the vacant position. We anticipate making other changes to the sales organizations in these regions. In addition, we have recently filled other senior management positions including Senior Vice President, Client Services, Senior Vice President, Technology, and Senior Vice President, Marketing. All members of our executive management team have served in their current positions for less than two years. Our future growth and success depends in large part upon the ability of our executive management team to effectively manage expansion of our operations. We cannot guarantee that we will be able to manage our recent or any future growth, and any failure to do so would negatively effect our business, operating results and financial condition.

     In addition, if we continue to grow, we will have to recruit and hire a substantial number of other new employees, including consulting and product development personnel, both domestically and abroad. Our ability to undertake new projects and increase revenues is substantially dependent on the availability of consulting personnel to assist in the design, planning and implementation of our products and services. Consequently, we will not be able to continue to grow in our business at historical rates without adding significant numbers of trained consulting personnel. Moreover, if unable to adequately increase our consulting capacity, we may have to forego licensing opportunities or become more dependent on systems integrators and professional consulting firms to provide implementation services for our products. Due to the present uncertainty surrounding demand for our Enterprise and In-store Systems and recent declines in our software license revenues, we expect that consulting, maintenance and other services revenues will increase as a percentage of total revenues. However, we expect only modest growth, if any, in the size of our services organization during 1999. If revenues fail to meet expectations following the hiring and training of new personnel, our operating results will decline. Due to the addition of significant numbers of new personnel, we have from time to time incurred significant start-up expenses, including leasing of office space and equipment, initial training costs and low utilization rates of new personnel. Such start-up expenses have in the past contributed and may in the future contribute to significant reductions in gross margin on consulting, maintenance and other services revenues and on overall gross margin. We cannot guarantee that start-up expenses incurred in connection with the hiring of additional technical personnel will not reduce future operating results.

     Ability to Attract and Retain Technical Personnel Is Important to Our Growth. Our success is heavily dependent upon our ability to attract, retain and motivate skilled technical and managerial personnel, especially highly skilled engineers involved in ongoing product development, and consulting personnel who assist in the design, planning and implementation of our products and services. In particular, our ability to install, maintain and enhance our products is substantially dependent upon our ability to locate, hire, train and retain qualified software engineers. The market for such individuals is intensely competitive, particularly in international markets. In this regard, we dramatically increased the number of consulting personnel during 1997 and 1998 in connection with the continuing development and roll-out of our client/server products, and to support further development and implementation of MMS. Given the critical roles of our product development and consulting staffs, our inability to recruit successfully or the loss of our product development or consulting staffs would hurt us. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. We cannot guarantee that we will be able to retain our current personnel, or that we will be able to attract and retain other highly qualified technical and managerial personnel in the future. Our inability to attract and retain the necessary technical and managerial personnel would hurt our business, operating results and financial condition.

     We Have Only Deployed Our New Software Products On a Limited Basis. Our newer software products, ODBMS, Win/DSS, Retail IDEAS, WCC, and the Arthur Suite, which are designed for open, client/server environments, have all been commercially released within the last three years. To date, only a limited number of customers have licensed or implemented them. The market for these products is new and evolving, and we believe that retailers may be more cautious than other businesses in adopting client/server technologies. Consequently, we cannot predict the growth rate, if any, and size of the market for our client/server products or that this market will continue to develop. Potential and existing customers may find it difficult, or be unable, to successfully implement our client/server products, or may not purchase our products for a variety of reasons, including: their inability to obtain hardware, software, networking infrastructure, or sufficient internal staff required to implement, operate and maintain an open, client/server solution; the generally longer time periods and greater cost required to implement such products as compared to IBM AS/400-based products; and limited implementation experience with such products or third-party implementation providers. In addition, we must overcome significant obstacles to successfully market our client/server products, including limited experience of our sales and consulting personnel in the client/server market and a limited market size. Sales of our ODBMS product have failed to meet our expectations to date. We believe that sales of ODBMS have been affected by external and internal marketing issues, increased competition, and a limited number of referenceable implementations. If the market for our client/server products fails to develop, develops more slowly than expected or becomes saturated with competitors, or if our products are not accepted in the marketplace, our business, operating results and financial condition will decline.

     Our Products Are Concentrated In One Area. We have historically derived a significant portion of our revenues from software licenses and consulting, maintenance and other services related to MMS. MMS revenues are partially dependent on the continued vitality in and support by IBM of its AS/400 platform. Although we expect MMS revenues to continue to represent a significant portion of total revenues for the foreseeable future, MMS revenues as a percentage of total revenues may continue to decline as a result of the increased revenues attributable to our newer software products, particularly ODBMS, Win/DSS, Retail IDEAS, WCC, and the Arthur Suite. The lifecycle of the MMS product line is difficult to estimate due largely to the potential effect of new products, applications and product enhancements, including our own changes in the retail industry and future competition. Any decline in MMS revenues, as a result of competition, technological change, a decline in the market for or support of the IBM AS/400 platform, or other factors, which are not offset by increases in revenues from other products, will cause our business, operating results and financial condition to decline. We cannot guarantee that prospective purchasers of our IBM AS/400-based products will respond favorably to our future or enhanced software products or that we will continue to be successful in selling our software products or services in the IBM AS/400 market.

     There Are Many Risks Associated with International Operations. Our international revenues, which include revenues from international subsidiaries and export sales, represented 46% of total revenues in 1998 as compared with 55% and 43% of total revenues in fiscal 1997 and 1996, respectively. Although, we expect that international revenues will continue to account for a significant portion of our revenues for the foreseeable future, we remain cautious about our expectations regarding international operations in the near term. If our international operations grow, we must recruit and hire a number of new consulting, sales and marketing and support personnel in the countries we have or will establish offices. We have limited experience in developing localized versions of our products and in marketing and distributing our products internationally. International introductions of the Company's products often require a significant investment in advance of anticipated future revenues. The opening of our new offices typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, or that we will be successful at hiring, training or retaining such personnel. In addition, we cannot assure you that we will be able to successfully expand our international operations in a timely manner which could negatively impact our business, operating results and financial condition.

     Our international business operations are subject to risks associated with international activities, including unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles in certain countries, potentially negative tax consequences, difficulties in staffing and managing geographically disparate operations, greater difficulty in safeguarding intellectual property, licensing and other trade restrictions, currency fluctuations, repatriation of earnings, the burdens of complying with a wide variety of foreign laws, and general economic conditions in international markets. In addition, consulting, maintenance and other services in support of international software licenses typically have lower gross margins than those achieved domestically due to generally lower billing rates and/or higher costs in certain of our international markets. Accordingly, any significant growth in our international operations may result in further declines in gross margins on consulting, maintenance and other services. We expect that an increasing portion of our international software license and consulting, maintenance and other services revenues will be denominated in foreign currencies, subjecting us fluctuations in foreign currency exchange rates. As we continue to expand our international operations, exposures to gains and losses on foreign currency transactions may increase. We may choose to limit such exposure by entering into forward foreign exchange contracts or engaging in similar hedging strategies. We cannot guarantee that any currency exchange strategy would be successful in avoiding exchange-related losses. In addition, revenues earned in various countries where we do business may be subject to taxation by more than one jurisdiction, which would reduce our earnings.

     Unstable economic conditions have continued in the Asia/Pacific region during 1998 and the receivable balances for the region have shown no significant improvement over 1997. Further, certain of the macro-economic factors affecting the Asia/Pacific region, including significant devaluation of currencies, have begun to appear in the Latin American region together with slowing payment trends in the European markets during the second half of 1998, and in particular during the fourth quarter of 1998 as past due receivables in these regions increased 31% over the September 30, 1998 balances. As a result, we provided a $2.0 million provision for bad debts during the fourth quarter of 1998. The Asia/Pacific, Latin American and European regions represented 5%, 3% and 29%, respectively, of our revenues during 1998 and collectively represented 14% of our income from operations during 1998 excluding the $17.0 million one-time charge for acquired in-process research and development. Although the European region reported income from operations of $3.9 million for 1998, the Asia/Pacific and Latin American regions reported losses from operations of $659,000 and $2.0 million, respectively. To the extent any of these regions grows in importance to us, or retailers in other geographic locations are affected, our business, operating results and financial condition would decline.

     Our Markets Are Highly Competitive. The markets for retail information systems are highly competitive. We believe the principal competitive factors in such markets are product quality, reliability, performance and price, vendor and product reputation, retail industry expertise, financial stability, features and functions, ease of use and quality of support. A number of companies offer competitive products addressing certain of our target markets. In the Enterprise Systems market, for example, we compete with internally developed systems and with third-party developers such as GERS Retail Systems, Island Pacific, Radius PLC, Retek (a subsidiary of HNC Software, Inc.), Richter Management Services, SAP AG, and STS Systems. Our WCC product competes with warehouse and logistic systems from Catalyst International, Inc., EXE and McHugh Freeman. In addition, new market entrants may offer fully integrated merchandising level systems targeting the retail industry.

     In the In-store Systems market, which is more fragmented than the Enterprise Systems market, we compete with major hardware equipment manufacturers such as ICL, NCR and IBM, as well as software companies such as CRS Business Computers, Datavantage, Inc., STS Systems, and Trimax. In the Analytic Application markets, the Arthur Suite competes with products from STS Systems and Mitech Computer Systems, Inc., and IBM's Makaro product line. The Retail IDEAS product competes with products from vendors such as Microstrategy and Intrepid. In the market for consulting services, we are pursuing a strategy of forming informal working relationships with leading retail systems integrators such as Andersen Consulting and PriceWaterhouseCoopers. These integrators, as well as independent consulting firms such as IBM's Global Services Division, also represent potential competition to our consulting services group.

     Some of our existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and other resources than we do, which could provide them with a significant competitive advantage over us. We cannot guarantee that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our business, operating results and financial condition.

     There are Risks Associated with Our Strategic Relationships. We have from time to time established formal and informal relationships with other companies, including Baan, IBM, Microsoft and Silvon, Inc., to collaborate in areas such as product development, marketing and distribution. The maintenance of these relationships and the development of other similar relationships is a meaningful part of our business strategy. Currently, our relationships with IBM and Microsoft are cooperative, and there is no written agreement defining the parties' obligations. We cannot assure you that our current informal relationships with IBM, Microsoft or other companies will be beneficial to us, that such relationships can be maintained, or that we will be able to enter into successful new strategic relationships in the future.

     Implementation of Our Products Is A Lengthy Process; Our Fixed-Price Service Contracts May Result In Losses. Our software products are complex and perform or directly affect mission-critical functions across many different functional and geographic areas of the enterprise. Consequently, implementation of our software is a complex, lengthy process and commitment of resources by our customers is subject to a number of significant risks over which we have little or no control. We believe that the complicated nature and increased flexibility of the client/server versions of our products may contribute to the length of the implementation process. Delays in the implementations of any of our software products, whether by us or our business partners, may result in customer dissatisfaction or damage to our reputation and a decline in our business, operating results and financial condition.

     We offer a combination of software products, implementation and support services to our customers. Typically, we enter into service agreements with our customers that provide for consulting and implementation services on a "time and expenses" basis. Certain customers have asked for, and we have from time to time entered into, fixed-price service contracts. These contracts specify certain milestones to be met regardless of our actual costs incurred in fulfilling our obligations. We believe that fixed-price service contracts may increasingly be offered by our competitors to differentiate their product and service offerings. As a result, we may enter into more fixed-price contracts in the future. We cannot guarantee we can successfully complete these contracts on budget, and our inability to do so could negatively impact our business, operating results and financial condition.

     We Must Keep Pace With Technological Change To Remain Competitive. The computer software industry is subject to rapid technological change, changing customer requirements, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, our position in our existing markets, or other markets that we may enter, could be eroded rapidly by technological advancements not adopted by us. The lifecycles of our products are difficult to estimate. The products must keep pace with technological developments, conform to evolving industry standards and address increasingly sophisticated customer needs. We believe that we must continue to respond quickly to users' needs for broad functionality and multi-platform support and to advances in hardware and operating systems. Introduction of new products embodying new technologies and the emergence of new industry standards could render our products obsolete and unmarketable. We may experience future difficulties that could delay or prevent the successful development, introduction and marketing of new products, or that new products and product enhancements will meet the requirements of the marketplace and achieve market acceptance. If we are unable to develop and introduce products in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition will be hurt.

     Our Success Depends Upon Our Proprietary Technology. Our success and ability to compete is dependent in part upon our proprietary technology, including our software source code. To protect our proprietary technology, we rely on a combination of trade secret, nondisclosure and copyright laws, which may afford only limited protection. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. We have no patents or patent applications pending. The source code for our proprietary software is protected both as a trade secret and as a copyrighted work. Although we rely on the limited protection afforded by such intellectual property laws, we also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable maintenance are also essential to establishing and maintaining a technology leadership position. We generally enter into confidentiality or license agreements with our employees, consultants and customers, and generally control access to and distribution of our software, documentation and other proprietary information. The terms of our license agreements with our customers often require us to provide the customer with a listing of the product source code. Although the license agreements place restrictions on the use by the customer of our source code and do not permit the re-sale, sublicense or other transfer of such source code, we cannot assure you that unauthorized use of our technology will not occur.

     Despite the measures we have taken to protect our proprietary rights, unauthorized parties may attempt to reverse engineer or copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could hurt our business, operating results and financial condition.

     Our products use technology licensed from third parties, generally on a non-exclusive basis. These licenses generally require us to pay royalties and fulfill confidentiality obligations. We believe that alternative resources exist for each of the material components of technology licensed from third parties. However, the termination of any such licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delays in our ability to sell our products while seeking substitute technology. Any required replacement licenses could prove costly. Also, any such delay, which becomes extended or occurs at or near the end of a fiscal quarter, could result in a decline in our operating results. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of our products or relating to current or future technologies, we cannot guarantee that we will be able to do so on commercially reasonable terms, if at all.

     In the future, we may receive notices claiming that we are infringing the proprietary rights of third parties, we cannot guarantee that we will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products. In addition, we may initiate claims or litigation against third parties for infringement or to establish the validity of our proprietary rights. Any such claim could be time consuming, result in costly litigation, cause product shipment delays or force us to enter into royalty or license agreements rather than dispute the merits of such claims. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject us to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others or require us to cease the marketing or use of certain products, any of which could hurt our business, operating results and financial condition. If we desire or are required to obtain licenses to patents or proprietary rights of others, such licenses may be made available on terms unacceptable to us, if at all. As the number of software products in the industry increases and the functionality of these products further overlaps, we believe that software developers may become increasingly subject to infringement claims. Any such claims against us, with or without merit as well as claims we initiate against third parties, could be time consuming and expensive to defend, prosecute or resolve.

     There Are Risks Related To Product Defects, Product Liability, and Integration Difficulties. Our software products are highly complex and sophisticated. As a result, they may occasionally contain design defects or software errors that could be difficult to detect and correct. In addition, implementation of our products may involve customer-specific customization, and may involve integration with systems developed by third parties. In particular, it is common for complex software programs, such as our newer, client/server software products, to contain undetected errors when first released. They are discovered only after the product has been implemented and used over time with different computer systems and in a variety of applications and environments. Despite extensive testing, we have in the past discovered defects or errors in our products or custom modifications only after our systems have been used by many customers. In addition, our customers may occasionally experience difficulties integrating our products with other hardware or software in the customer's environment that are unrelated to defects in our products. Such defects, errors or difficulties may cause future delays in product introductions and shipments, result in increased costs and diversion of development resources, require design modifications or impair customer satisfaction with our products. Our future business growth depends largely on the continued development and market acceptance of our newer, client/server products. If customers experience significant problems with implementation of those products or are otherwise dissatisfied with their functionality or performance or if they fail to achieve market acceptance for any reason, our business, operating results and financial condition would be negatively impacted.

     Our products may be used by our customers to perform mission-critical functions. Consequently, design defects, software errors, misuse of our products, incorrect data from external sources or other potential problems arising from the use of our products could result in financial or other damages to our customers. Prior to 1998, we did not maintain product liability insurance. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential claims as well as any liabilities arising from such claims. However, such provisions may not effectively protect us against such claims and the associated liability and costs.

     We Are Dependent on Key Personnel. Our performance depends in large part on the continued performance of our executive officers and other key employees, particularly the performance and services of James D. Armstrong and Frederick M. Pakis, our Co-Chief Executive Officers. We do not have in place "key person" life insurance policies on any of our employees. The loss of the services of Messrs. Armstrong or Pakis or other key executive officers or employees could negatively affect our financial performance.

     Our Stock Price Has Been Highly Volatile. The market price of our common stock has experienced large fluctuations that may continue. Future announcements concerning us or our competitors, quarterly variations in operating results, accounts receivable balances or aging, announcements of technological innovations, the introduction of new products or changes in product pricing policies by us or our competitors, proprietary rights or other litigation, changes in earnings or other estimates, or recommendations by analysts or other factors could cause the market price of our common stock to fluctuate substantially. In addition, stock prices for many technology companies have fluctuated widely for reasons unrelated to the operating results of such companies. These fluctuations, as well as general economic, market and political conditions such as recessions or military conflicts, depress the market price of our common stock.

     There Are Risks Associated With Acquisitions. We continually evaluate potential acquisitions of complementary businesses, products and technologies, including those which are significant in size and scope. Acquisitions, such as the acquisition of Arthur Retail during 1998, involve a number of special risks. Those risks include diversion of management's attention to assimilate the operations and personnel of acquired businesses and the integration of the acquired businesses' products and technologies into our own. Whether we achieve the anticipated benefits of any acquisition will depend, in part, upon whether integration of the acquired business, products or technology is accomplished in an efficient and effective manner. The difficulties of such integration may be increased by the necessity of coordinating geographically disparate organizations, the complexity of the technologies being integrated, and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. The inability of management to successfully integrate any acquisition which we may pursue, and any related diversion of management's attention, may negatively affect our financial performance. Moreover, we cannot guarantee that any products acquired will gain acceptance in our markets, or that we will obtain the anticipated or desired benefits of such acquisitions. Any acquisition which we pursue or consummate could result in a potentially dilutive issuance of equity securities, the incurrence of debt and contingent liabilities, amortization of goodwill and other intangibles, purchased research and development expense, other acquisition-related expenses and the loss of key employees, any of which could negatively affect our financial performance.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The independent auditors' report of Deloitte & Touche LLP and the consolidated financial statements of JDA as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, are included in this Form 10-K as listed in Item 14(a).

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to the directors and executive officers of the Company is incorporated by reference to the Company's Proxy Statement filed in connection with the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement") as set forth under the captions "Proposal No. 1 -- Election of Directors," and "Executive Officers of the Company."

     Information with respect to delinquent filings pursuant to Item 405 of Regulation S-K is incorporated by reference to the Proxy Statement as set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

     The information relating to executive compensation is incorporated by reference to the Proxy Statement under the captions "Executive Compensation," "Summary Compensation Table," "Employment and Change of Control Arrangements," "Compensation of Directors," "Option Grants in Last Fiscal Year," "Aggregate Option Exercises During Fiscal 1998 and Year End Option Values," "Report of The Compensation Committee on Executive Compensation," and "Stock Performance Graph."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information relating to ownership of equity securities of the Company by certain beneficial owners and management is incorporated by reference to the Proxy Statement as set forth under the caption "Stock Ownership of Certain Beneficial Owners and Management," and "Employment and Change in Control Arrangements."

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  a.  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     1.  FINANCIAL STATEMENTS

         Independent Auditors' Report

         Consolidated Balance Sheets -- December 31, 1998 and 1997

         Consolidated Statements of Income -- Three Years Ended December 31,
         1998

         Consolidated Statements of Stockholders' Equity -- Three Years Ended December 31, 1998

         Consolidated Statements of Cash Flows -- Three Years Ended December 31, 1998

         Notes to Consolidated Financial Statements -- Three Years Ended December 31, 1998

      2.  EXHIBITS

          See Exhibit Index.

  B.  REPORTS ON FORM 8-K.

     A Form 8-K dated October 2, 1998 was filed with the Securities and Exchange Commission on October 28, 1998 to announce the adoption of a Preferred Stock Purchase Rights Plan.

     A Form 8-K dated January 11, 1999 was filed with the Securities and Exchange Commission on January 12, 1999 to announce (1) preliminary financial results for the year ended December 31, 1998 and for the fiscal quarter ended December 31, 1998; (2) the Company's intent to restate the second and third quarter operating results based upon guidance from the Securities and Exchange Commission regarding appropriate valuation methodologies for in-process research and development write-offs, which guidance is applicable to the Company's acquisition on June 4, 1998 of the Arthur Retail Division of Comshare, Inc.; (3) the resignation of Brent W. Lippman as Chief Executive Officer and Director of the Company; (4) the return of James D. Armstrong and Frederick M. Pakis, co-founders and Co-Chairman of the Board, on a full-time basis to serve in the capacities of Co-Chief Executive Officers; and (5) the decision of the Company and Baan Company to not form a separate entity joint venture for developing Baan/JDA Retail business, and instead develop an alternative marketing arrangement to sell and support their combined solutions to vertically integrated retailers.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
JDA Software Group, Inc.
Phoenix, Arizona

     We have audited the accompanying consolidated balance sheets of JDA Software Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of JDA Software Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Phoenix, Arizona
January 28, 1999

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998         1997
                                                              ---------    --------
                                                              (IN THOUSANDS, EXCEPT
                                                                 SHARE AMOUNTS)
                                      ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 42,376     $27,304
  Marketable securities.....................................    36,316          --
  Accounts receivable, net..................................    40,570      32,444
  Deferred tax asset........................................     2,121       1,190
  Prepaid expenses and other current assets.................     5,003       2,471
                                                              --------     -------
     Total current assets...................................   126,386      63,409
                                                              --------     -------
Property and Equipment, net.................................    23,890      16,071
Goodwill and Other Intangibles, net.........................    36,039       3,722
Deferred Tax Asset..........................................     6,549          --
Marketable Securities.......................................     6,697          --
                                                              --------     -------
          Total assets......................................  $199,561     $83,202
                                                              ========     =======
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $  4,834     $ 3,076
  Accrued expenses and other liabilities....................    16,336       8,268
  Income taxes payable......................................        --         668
  Deferred revenue..........................................     6,894       3,058
                                                              --------     -------
          Total current liabilities.........................    28,064      15,070
Deferred Tax Liability......................................        --         222
                                                              --------     -------
     Total liabilities......................................    28,064      15,292
                                                              --------     -------
Commitments and Contingencies (Notes 11 and 12)
Stockholders' Equity:
  Preferred stock, $.01 par value. Authorized 2,000,000
     shares; None issued or Outstanding.....................        --          --
  Common stock, $.01 par value. Authorized, 50,000,000
     shares; Issued and outstanding, 23,419,808 and
     19,688,617 shares, respectively........................       234         197
  Additional paid-in capital................................   172,417      65,966
  Retained earnings (deficit)...............................      (430)      2,052
  Accumulated other comprehensive income (loss).............      (724)       (305)
                                                              --------     -------
     Total stockholders' equity.............................   171,497      67,910
                                                              --------     -------
          Total liabilities and stockholders' equity........  $199,561     $83,202
                                                              ========     =======

                See notes to consolidated financial statements.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEARS ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 1998          1997          1996
                                                              ----------    ----------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Software licenses.........................................   $43,342       $42,041       $24,296
  Consulting, maintenance and other services................    95,121        49,730        23,544
                                                               -------       -------       -------
     Total revenues.........................................   138,463        91,771        47,840
                                                               -------       -------       -------
Cost of Revenues:
  Software licenses.........................................     2,011         1,145           438
  Consulting, maintenance and other services................    65,137        37,727        16,416
                                                               -------       -------       -------
     Total cost of revenues.................................    67,148        38,872        16,854
                                                               -------       -------       -------
Gross Profit................................................    71,315        52,899        30,986
                                                               -------       -------       -------
Operating Expenses:
  Product development.......................................    22,171        11,364         6,478
  Sales and marketing.......................................    21,282        12,633         7,242
  General and administrative................................    18,553         9,532         4,989
  Purchased in-process research and development.............    17,000            --            --
                                                               -------       -------       -------
     Total operating expenses...............................    79,006        33,529        18,709
                                                               -------       -------       -------
Income (Loss) From Operations...............................    (7,691)       19,370        12,277
  Other income, net.........................................     3,276         1,407           519
                                                               -------       -------       -------
Income (Loss) Before Income Taxes...........................    (4,415)       20,777        12,796
  Income tax (benefit) provision............................    (1,947)        8,311         5,116
                                                               -------       -------       -------
Net Income (Loss)...........................................   $(2,468)      $12,466       $ 7,680
                                                               =======       =======       =======
Basic Earnings (Loss) Per Share.............................   $  (.11)      $   .64       $   .43
                                                               -------       -------       -------
Diluted Earnings (Loss) Per Share...........................   $  (.11)      $   .63       $   .43
                                                               -------       -------       -------
Shares Used to Compute:
  Basic earnings (loss) per share...........................    22,194        19,617        18,015
                                                               -------       -------       -------
  Diluted earnings (loss) per share.........................    22,194        19,664        18,015
                                                               -------       -------       -------

                See notes to consolidated financial statements.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                    ACCUMULATED
                                       COMMON STOCK       ADDITIONAL   RETAINED        OTHER
                                    -------------------    PAID-IN     EARNINGS    COMPREHENSIVE
                                      SHARES     AMOUNT    CAPITAL     (DEFICIT)   INCOME (LOSS)    TOTAL
                                    ----------   ------   ----------   ---------   -------------   --------
                                                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance, January 1, 1996..........  10,761,749    $108     $  5,653    $(18,065)       $  13       $(12,291)
  Issuance of common stock:
     Initial public offering......   3,274,299      33       25,279                                  25,312
     Conversion of preferred
       stock......................   4,200,000      42        7,472                                   7,514
     Secondary stock offering.....     900,000       9       15,536                                  15,545
     Acquisition of JDA Canada....     215,889       2        2,541                                   2,543
     Tax benefit -- stock
       options....................                            1,537                                   1,537
     Employee stock purchase
       plan.......................      57,667       1          424                                     425
     Other........................                                          (29)                        (29)
Comprehensive income:
  Net income......................                                        7,680                       7,680
  Other comprehensive income --
     Foreign translation
       adjustment.................                                                       425            425
                                                                                                   --------
       Comprehensive income.......                                                                    8,105
                                    ----------    ----     --------    --------        -----       --------
Balance, December 31, 1996........  19,409,604     195       58,442     (10,414)         438         48,661
Issuance of common stock:
  Stock options exercised.........      84,522       1        1,579                                   1,580
  Employee stock purchase plan....     194,491       1        1,585                                   1,586
  Tax benefit -- stock options and
     Employee stock purchase
     plan.........................                            4,859                                   4,859
  Other...........................                             (499)                                   (499)
Comprehensive income:
  Net income......................                                       12,466                      12,466
  Other comprehensive income --
     Foreign translation
       adjustment.................                                                      (743)          (743)
                                                                                                   --------
       Comprehensive income.......                                                                   11,723
                                    ----------    ----     --------    --------        -----       --------
Balance, December 31, 1997........  19,688,617     197       65,966       2,052         (305)        67,910
Issuance of common stock:
  Secondary stock offering........   3,450,000      35       99,606                                  99,641
  Stock options exercised.........     233,656       2        4,186                                   4,188
  Employee stock purchase plan....      47,535                  434                                     434
  Tax benefit -- stock options and
     Employee stock purchase
     plan.........................                            2,225                                   2,225
  Other...........................                                          (14)                        (14)
Comprehensive income (loss):
  Net loss........................                                       (2,468)                     (2,468)
  Other comprehensive income --
     Foreign translation
       adjustment.................                                                      (419)          (419)
                                                                                                   --------
       Comprehensive income
          (loss)..................                                                                   (2,887)
                                    ----------    ----     --------    --------        -----       --------
Balance, December 31, 1998........  23,419,808    $234     $172,417    $   (430)       $(724)      $171,497
                                    ==========    ====     ========    ========        =====       ========

                See notes to consolidated financial statements.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1998         1997        1996
                                                            ---------    --------    --------
                                                               (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss).........................................  $  (2,468)   $ 12,466    $  7,680
Adjustments to reconcile net income to net cash provided
  by Operating activities:
  Depreciation and amortization...........................      8,087       2,908       1,163
  Provision for doubtful accounts.........................      2,645       1,980         818
  Write-off of purchased in-process research and
     development..........................................     17,000          --          --
  Deferred income taxes...................................     (7,702)       (453)         45
Changes in assets and liabilities:
  Accounts receivable.....................................    (10,771)    (17,316)     (7,586)
  Prepaid expenses and other current assets...............     (2,532)     (1,752)       (342)
  Goodwill and other intangibles..........................       (800)         --          --
  Accounts payable........................................      1,758       1,134         945
  Accrued expenses and other liabilities..................      1,181       1,752       2,050
  Income taxes payable....................................       (668)         29         280
  Deferred revenue........................................      3,836       1,311       1,000
                                                            ---------    --------    --------
     Net cash provided by operating activities............      9,566       2,059       6,053
                                                            ---------    --------    --------
INVESTING ACTIVITIES:
Purchase of marketable securities.........................   (399,838)         --          --
Sales of marketable securities............................     28,809          --          --
Maturities of marketable securities.......................    328,016          --      14,649
Purchase of property and equipment........................    (13,480)    (10,843)     (6,225)
Purchase of Arthur Retail Business Unit...................    (44,000)         --          --
Purchase of LIOCS Corporation, net of cash acquired.......         --      (1,588)         --
Cash acquired from purchase of JDA Canada.................         --          --         214
                                                            ---------    --------    --------
     Net cash (used in) provided by investing
       activities.........................................   (100,493)    (12,431)      8,638
                                                            ---------    --------    --------
FINANCING ACTIVITIES:
Initial public offering transactions:
  Issuance of common stock................................         --          --      25,312
  Redemption of preferred stock...........................         --          --      (7,514)
  Payments on notes and interest payable to
     stockholders.........................................         --          --      (4,881)
Stockholder transactions:
  Payments on notes and interest payable to
     stockholders.........................................         --          --     (14,300)
Issuance of common stock -- secondary offerings...........     99,641          --      15,545
Issuance of common stock -- stock option plans............      4,188       1,580          --
Issuance of common stock -- employee stock purchase
  plan....................................................        434       1,586         425
Tax benefit -- stock options and employee stock purchase
  plan....................................................      2,225       4,859       1,537
Payments on capital lease obligations.....................        (56)        (93)        (92)
Payments on bank line of credit...........................         --          --        (575)
Other.....................................................        (14)       (499)        (85)
                                                            ---------    --------    --------
     Net cash provided by financing activities............    106,418       7,433      15,372
                                                            ---------    --------    --------
Effect of exchange rates on cash and cash equivalents.....       (419)       (743)        425
                                                            ---------    --------    --------
Net increase (decrease) in cash and cash equivalents......     15,072      (3,682)     30,488
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..............     27,304      30,986         498
                                                            ---------    --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR....................  $  42,376    $ 27,304    $ 30,986
                                                            =========    ========    ========

                See notes to consolidated financial statements.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------    -------    -------
                                                                      (IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
  Interest..................................................  $     20    $    13    $   876
                                                              ========    =======    =======
  Income taxes..............................................  $  4,932    $ 2,762    $ 2,949
                                                              ========    =======    =======
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Conversion of Series A preferred stock......................                         $ 7,500
                                                                                     =======
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
Acquisition of the Arthur Retail Business Unit:
  In-process research and development.......................  $(17,000)
  Developed software and other intangibles..................    (7,700)
  Goodwill..................................................   (26,154)
  Liabilities assumed.......................................     6,854
                                                              --------
Net cash used to purchase the Arthur Retail Business Unit...  $(44,000)
                                                              ========
Acquisition of LIOCS Corporation:
  Fair value of assets acquired, other than cash............              $  (622)
  Goodwill..................................................               (2,022)
  Liabilities assumed.......................................                  366
  Notes payable.............................................                  690
                                                                          -------
     Net cash used to purchase LIOCS Corporation............              $(1,588)
                                                                          =======
Acquisition of JDA Canada:
  Fair value of assets acquired, other than cash............                         $(1,150)
  Goodwill..................................................                          (1,967)
  Liabilities assumed.......................................                             788
  Common stock issued.......................................                           2,543
                                                                                     -------
     Cash acquired in purchase..............................                         $   214
                                                                                     =======

                See notes to consolidated financial statements.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1998
  (IN THOUSANDS, EXCEPT PERCENTAGES, SHARES, PER SHARE AMOUNTS OR AS OTHERWISE
                                    STATED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business and Principles of Consolidation. JDA Software Group, Inc. and subsidiaries ("JDA" or the "Company") is a global provider of integrated retail software products and professional services. Designed to Optimize the Retail Enterprise, the Company's solutions address the requirements for the entire retail supply chain including Enterprise Systems for merchandising, warehouse management and logistic applications, In-store Systems for point of sale and back office applications, and Analytic Applications for merchandise planning and allocation, and decision support. The Company offers products that operate on the IBM AS/400- and DOS-based platforms, as well as products that operate in the UNIX and Windows NT open client/server environments. With headquarters in Phoenix, Arizona, the Company has offices in major cities throughout the United States and internationally in Canada, the United Kingdom, France, Germany, Mexico, Brazil, Chile, South Africa, Singapore, and Australia.

     The consolidated financial statements include the accounts of JDA and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

     Revenue Recognition. The Company licenses its software products under nonexclusive, nontransferable license agreements. In addition, the Company provides professional services through its consulting and customer support organizations including project management, system planning, design and implementation, custom modifications, training and support services. The Company recognizes revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition. License fee revenues are generally recognized when a license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. Consulting services are generally billed on an hourly basis and revenues recognized as the work is performed. Maintenance revenues from ongoing customer support are billed on a monthly basis and recorded as revenue in the applicable month or on an annual basis and the revenues recognized ratably over the maintenance period.

     Cash and Cash Equivalents and Marketable Securities. Cash and cash equivalents consist of cash held in bank demand deposits and highly liquid investments with remaining maturities of three months or less at the date of purchase. Marketable securities consist of debt securities that have been classified as held-to-maturity and are presented at amortized cost. Management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

     Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the following estimated useful lives: computers, furniture, and fixtures -- five to seven years;
buildings -- twenty-five years; automobiles -- three years; leasehold improvements -- the shorter of the lease term or the estimated useful life of the asset.

     The Company adopted the American Institute of Certified Public Accountants' Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1") effective January 1, 1998. The Company is currently implementing an enterprise-wide time and billing system. This project is in the application development stage as defined in SOP 98-1. Accordingly, the external direct costs of materials and services, and the payroll-related costs of employees' time devoted to the project, will be capitalized. During 1998, the Company capitalized $250,000 in payments to an independent third-party software provider in connection with this project. Capitalized costs of the project will be amortized over five

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES years beginning when the system is placed in service. Training costs and costs to reengineer business processes are expensed as incurred.

     Goodwill and Other Intangibles. Goodwill represents the excess of the purchase price over the net assets acquired in business combinations and is being amortized on a straight-line basis over 10 years. Other intangibles consist primarily of developed software and customer lists purchased from third parties that are being amortized on a straight-line basis over estimated useful lives ranging from three to 11 years. The Company capitalizes software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. The Company reviews goodwill and other intangibles for possible impairment of value whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.

     Product Development. The costs to develop new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to have occurred when all planning, designing, coding and testing have been completed according to design specifications. Once technological feasibility is established, any additional costs would be capitalized. The Company believes its current process for developing software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

     Income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Earnings per Share. Basic earnings per share is computed using only weighted average common shares outstanding. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the reporting periods. (See Note 16)

     Foreign Currency Translation. The financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and at an average exchange rate for the revenues and expenses reported in each fiscal period. The Company has determined that the functional currency of each foreign subsidiary is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders' equity. The Company has not engaged in foreign currency hedging transactions.

     Stock-Based Compensation. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), the Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and provide pro forma disclosure of net income (loss) and net income
(loss) per common share for employee stock option grants made as if the fair-value method defined in SFAS No. 123 had been applied. (See Note 13)

     Reclassifications. Certain reclassifications were made to the 1997 and 1996 financial statements to conform to the 1998 presentation.

     New Accounting Standards. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which is effective for fiscal years beginning after June 15, 1999. The Company has not completed the process of evaluating the impact that will result from the adoption of SFAS No. 133; however, on a preliminary basis, management does not believe that eventual adoption will have a significant impact on the Company's financial statements.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

2.  REORGANIZATION AND COMMON STOCK OFFERINGS

     Reorganization. JDA was formed in March 1995 through the reorganization of six commonly held predecessor companies. The transaction was accounted for as a combination of companies under common control in a manner similar to a pooling of interests. Under the terms of the reorganization, the predecessor companies were contributed to a common holding company, JDA Software Group, Inc., in exchange for all of JDA's then outstanding common stock (10,761,749 shares), $2.3 million in cash and $17.7 million in promissory notes due on various dates through the year 2000. Simultaneous with this exchange, JDA issued 2,800,000 shares of Series A redeemable preferred stock for $15.0 million. This cash was invested in restricted short-term investments that were later used for the payment of $14.0 million on the promissory notes. The issuance of the Series A redeemable preferred stock and the distribution of cash and promissory notes were accounted for as dividends, and additional paid-in capital was charged for $66,000 to reflect the new par value of the common stock and for expenses of $208,000 related to the reorganization. The Company paid interest on the promissory notes of $130,000 during 1996.

     Initial Public Offering. The Company sold 3,274,299 shares of common stock on March 15, 1996 for $25.3 million, net of issuance costs of $1.1 million. Subsequent to the initial public offering, the outstanding shares of the Series A redeemable preferred stock were converted into 4,200,000 shares of common stock and 1,250,004 shares of Series B redeemable preferred stock. The Series B redeemable preferred stock was subsequently redeemed for $7.5 million in cash. In addition, the remaining $3.7 million in promissory notes were paid from the proceeds of the initial public offering.

     Secondary Public Offerings. The Company completed a secondary public offering of 3,708,750 shares of common stock in November 1996. The Company sold 900,000 of these shares for $15.5 million, net of issuance costs of $418,000, with the remaining 2,808,750 shares being sold by certain selling stockholders. An additional secondary public offering for 3,450,000 shares of common stock was completed in May 1998 for $99.6 million, net of issuance costs of $668,000. The Company intends to use the net proceeds from these offerings for general corporate purposes including product development, working capital and potential acquisitions. In June 1998, the Company used $44.0 million of the proceeds to acquire the Arthur Retail Business Unit (See Note 3).

3.  ACQUISITIONS

     Arthur Retail Business Unit. The Company acquired the Arthur Retail Business Unit ("Arthur Retail") from Comshare, Incorporated in June 1998 for $44.0 million in cash and assumed liabilities of $6.9 million, including specific acquisition related liabilities for consulting and development commitments with existing customers assumed by the Company, and the professional fees and other costs incurred in connection with the transaction. Arthur Retail is a leading provider of strategic merchandise management software applications that provide retailers with integrated tools for merchandise planning; product, store allocation and store assortment decision making; and enterprise-wide decision support. The acquisition was accounted for as a purchase, and accordingly, the operating results of Arthur Retail have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price was allocated to certain intangible assets and in-process research and development ("IPR&D") based on their fair market values. The excess of the purchase price over the fair market value of the assets acquired has been recorded as goodwill. IPR&D includes the value of products in the development stage for which technological feasibility had not been established and which the Company believes have no alternative future use. In accordance with applicable accounting rules and the valuation guidance issued by the Securities and Exchange Commission ("SEC"), the Company expensed $17.0 million of purchased IPR&D during the second quarter of 1998 and recorded a related tax benefit of $6.9 million. (See Note 18) The following unaudited pro forma consolidated results of operations for the years ended December 31, 1998 and 1997 assume the Arthur Retail acquisition occurred as of January 1 of each year. The pro forma results are not necessarily indicative of the actual results

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES that would have occurred had the acquisition been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

                                                           1998        1997
                                                         --------    --------
Total revenues.........................................  $146,693    $111,369
                                                         ========    ========
Net income.............................................  $  4,107    $  8,409
                                                         ========    ========
Basic and diluted earnings per share...................  $   0.19    $   0.43
                                                         ========    ========

     LIOCS Corporation. The Company acquired all of the outstanding common stock of LIOCS Corporation ("LIOCS") in April 1997 for $2.3 million. LIOCS is a leading provider of advanced distribution and warehouse management solutions. The Company paid $1.4 million of the purchase price in cash at closing, deposited $230,000 in an escrow account, and recorded a payable for the remaining balance of $690,000. The escrow agreement provided that 50% of the escrow deposit be released 12 months after the closing date, with the remaining 50% released 18 months after the closing date. The $690,000 payment was contingent upon LIOCS' product offerings achieving specific testing and performance milestones. These milestones were met during 1997 and the payment was made prior to December 31, 1997. The $230,000 deposited in the escrow account was released during 1998 in accordance with the terms of the agreement. The acquisition was accounted for as a purchase, and, accordingly, the operating results of LIOCS have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair value of the assets acquired has been recorded as goodwill. Pro forma operating results for 1997 and 1996 are not presented as the effect of the acquisition is not material.

     JDA Software Services Ltd. The Company acquired all of the outstanding common stock of JDA Software Services Ltd. ("JDA Canada") in August 1996 for 215,889 shares of JDA stock valued at $2.5 million. JDA Canada, a provider of technology solutions for the retail industry, was previously an affiliate of the Company, however, it had been independently owned since 1987. The acquisition was accounted for as a purchase, and, accordingly, the operating results of JDA Canada have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair value of the assets acquired has been recorded as goodwill. Pro forma operating results for 1996 are not presented as the effect of the acquisition is not material.

4.  MARKETABLE SECURITIES

     The aggregate market values, cost basis, and gross unrealized gains and losses of short- and long-term held-to-maturity investments at December 31, 1998 are shown below. The Company had no investments in debt or equity securities at December 31, 1997.

                                                  GROSS         GROSS
                                   AMORTIZED    UNREALIZED    UNREALIZED    MARKET
                                     COST         GAINS         LOSSES       VALUE
                                   ---------    ----------    ----------    -------
U.S. Treasury....................   $ 1,025        $--            $--       $ 1,025
U.S. Government agencies.........    25,107         11             3         25,115
States and municipalities........     4,603          2             5          4,600
Corporate........................    12,278         10            --         12,288
                                    -------        ---            --        -------
          Marketable
            Securities...........   $43,013        $23            $8        $43,028
                                    =======        ===            ==        =======

     The contractual maturities of marketable securities at December 31, 1998 are as follows. Expected maturities could differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

                                                  GROSS         GROSS
                                   AMORTIZED    UNREALIZED    UNREALIZED    MARKET
                                     COST         GAINS         LOSSES       VALUE
                                   ---------    ----------    ----------    -------
MATURITIES IN:
One year or less.................   $36,316        $23            $2        $36,337
One to five years................     5,631         --             2          5,629
Five to ten years................     1,066         --             4          1,062
                                    -------        ---            --        -------
                                    $43,013        $23            $8        $43,028
                                    =======        ===            ==        =======

5.  ACCOUNTS RECEIVABLE, NET

     Accounts receivable consist of the following:

                                                            1998       1997
                                                           -------    -------
Trade receivables........................................  $44,535    $34,765
Less allowance for doubtful accounts.....................   (3,965)    (2,321)
                                                           -------    -------
          Total..........................................  $40,570    $32,444
                                                           =======    =======

     Unstable economic conditions have continued in the Asia/Pacific region during 1998 and the receivable balances for the region have shown no significant improvement over 1997. Further, certain of the macro-economic factors affecting the Asia/Pacific region, including significant devaluation of currencies, have begun to appear in the Latin American region together with slowing payment trends in the European markets during the second half of 1998, and in particular during the fourth quarter of 1998 as past due receivables in these regions increased 31% over the September 30, 1998 balances. As a result, the Company provided a $2.0 million provision for bad debts during the fourth quarter of 1998. Receivables, net of reserves, for these three regions represent $16.5 million, or 41% of the Company's total receivables at December 31, 1998, as compared to $16.5 million, or 51% at December 31, 1997.

     A summary of changes in the allowance for doubtful accounts for the three-year period ended December 31, 1998 is as follows:

                                                   1998       1997      1996
                                                  -------    ------    ------
Balance at beginning of period..................  $ 2,321    $1,124    $  651
Provision for doubtful accounts.................    2,645     1,980       818
Deductions......................................   (1,001)     (783)     (345)
                                                  -------    ------    ------
Balance at end of period........................  $ 3,965    $2,321    $1,124
                                                  =======    ======    ======

6.  PROPERTY AND EQUIPMENT, NET

     Property and equipment consist of the following:

                                                            1998       1997
                                                          --------    -------
Computers, furniture & fixtures.........................  $ 23,126    $14,103
Land and buildings......................................     3,153      3,137
Automobiles.............................................     5,518      2,764
Leasehold improvements..................................     2,809      1,255
                                                          --------    -------
                                                            34,606     21,259
Less accumulated depreciation and amortization..........   (10,716)    (5,188)
                                                          --------    -------
                                                          $ 23,890    $16,071
                                                          ========    =======

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

7.  GOODWILL AND OTHER INTANGIBLES, NET

     Goodwill and other intangibles consist of the following:

                                                             1998       1997
                                                            -------    ------
Goodwill..................................................  $30,144    $3,989
Developed software and other intangibles..................    8,500        --
                                                            -------    ------
                                                             38,644     3,989
Less accumulated amortization.............................   (2,605)     (267)
                                                            -------    ------
                                                            $36,039    $3,722
                                                            =======    ======

     The Company acquired Arthur Retail in June 1998. (See Note 3) In connection with that transaction, the Company recorded $26.2 million of goodwill and $7.7 million of developed software technology and other intangibles consisting primarily of customer lists.

8.  LINE OF CREDIT

     The Company maintains a $5.0 million revolving line of credit with a commercial bank. The line of credit is collateralized by property and equipment, receivables, and intangibles; accrues interest at the bank's reference rate (which approximates prime) less .25 percentage points; and requires the Company to maintain certain current ratios and tangible net worth. The line of credit matures on July 1, 2000. There were no amounts outstanding on the line of credit at December 31, 1998 or 1997.

9.  ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following:

                                                             1998       1997
                                                            -------    ------
Accrued compensation and benefits.........................  $ 5,682    $3,982
Sales, value added and property taxes.....................    1,902     1,061
Acquisition related liabilities...........................    3,212        --
Other accrued expenses....................................    5,540     3,225
                                                            -------    ------
          Total...........................................  $16,336    $8,268
                                                            =======    ======

10.  DEFERRED REVENUE

     Deferred revenue consists of deferrals for license fees, maintenance, consulting and other services as follows:

                                                              1998      1997
                                                             ------    ------
Software...................................................  $  892    $1,264
Maintenance................................................   5,019       640
Consulting and other services..............................     983     1,154
                                                             ------    ------
                                                             $6,894    $3,058
                                                             ======    ======

11.  LEASE COMMITMENTS

     The Company leases office space and various equipment under noncancellable operating leases that expire at various dates through the year 2009. Certain of the leases contain renewal options. The Company entered into a ten-year lease in April 1998 for a new corporate office facility in Scottsdale, Arizona. The lease,

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES which covers approximately 121,000 square feet of a 136,000 square foot facility, is scheduled to commence in April 1999 at an initial monthly rate of approximately $138,000. The Company has a right of offer on the remaining space. In addition, in the event the developer elects to sell the building prior to the date of occupancy, the Company has a right of first refusal to purchase the new office facility until the date of occupancy. Concurrent with the execution of the lease, the Company was also granted an option to purchase approximately five acres of real property contiguous to the office facility. This option may be exercised at a pre-determined price on or before August 2001 provided that the Company maintains certain minimum occupancy levels in the office facility.

     Rental expense under operating leases was $4.4 million in 1998, $1.6 million in 1997, and $1.2 million in 1996. The rental expense figure in each year includes $68,000 in payments to related parties for office space. Future minimum lease payments under noncancellable operating leases (with minimum or remaining lease terms in excess of one year) at December 31, 1998 are as follows:

1999........................................................    $ 4,177
2000........................................................      3,895
2001........................................................      3,277
2002........................................................      3,041
2003........................................................      2,318
Thereafter..................................................      9,318
                                                                -------
Total minimum lease payments................................    $26,026
                                                                =======

12.  LEGAL PROCEEDINGS

     Bernat v. JDA Software Group, Inc., et al., Dist. of Arizona No. CIV'99-0065 PHX RGS and related cases.

     On January 13, 1999, Rod Bernat, a shareholder of JDA Software Group, Inc., filed a securities class action lawsuit against the Company, its Co-Chief Executive Officers, Frederick M. Pakis and James D. Armstrong, its former Senior Vice President of Research and Development, Kenneth Desmarchais, and its former Chief Executive Officer, Brent W. Lippman, in U.S. District Court for the District of Arizona. The complaint filed in the lawsuit alleges that during the alleged class period, January 29, 1998 through January 5, 1999, the Company misrepresented its business, financial statements and business prospects to investors. The complaint further alleges that certain officers of the Company sold significant quantities of the Company's common stock during the class period while the market price of the common stock was artificially inflated by the alleged misrepresentations. The plaintiffs seek designation of the action as a class action and damages for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the SEC. Following the filing of the Bernat action, lawsuits were filed by Norman Wiss, Theodore J. Bloukos, Gwen Werboski, Elmer S. Martin, Linda May, Ivan Sommer, David Hesrick and Michael J. Corn all purporting to act on behalf of the same class of shareholders for the same class period, making substantially similar allegations. These actions are currently in the process of being consolidated into one action by the U.S. District Court. Management believes that the actions are without merit and intends to defend them vigorously.

     The Company is also involved in other legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not believe that the disposition of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

13.  STOCKHOLDERS' EQUITY

     Stock Split. In June 1998, the Company's Board of Directors declared a three-for-two split of the Company's common stock, effected by a distribution on or about July 17, 1998, of three shares for every two shares held of record at the close of business on June 26, 1998. The stock split resulted in the issuance of 7,775,036 additional shares of common stock and an amount equal to the par value of the additional shares plus cash paid in lieu of fractional shares was transferred from retained earnings to effect the split. All references in the consolidated financial statements to historical shares, weighted average number of shares, per share amounts and stock plan data have been retroactively adjusted to reflect the split.

     Preferred Stock Purchase Rights Plan. The Company adopted a Preferred Stock Purchase Rights Plan (the "Rights Plan") on October 2, 1998 designed to deter coercive or unfair takeover tactics and to prevent a person or a group from gaining control of the Company without offering a fair price to all stockholders.

     Under the terms of the Rights Plan, a dividend distribution of one Preferred Stock Purchase Right ("Right") for each outstanding share of the Company's common stock was made to holders of record on October 20, 1998. These Rights entitle the holder to purchase one one-hundredth of a share of the Company's Series A Preferred Stock ("Preferred Stock") at an exercise price of $100. The Rights become exercisable (a) 10 days after a public announcement that a person or group has acquired shares representing 15% or more of the outstanding shares of common stock, or (b) 10 business days following commencement of a tender or exchange offer for 15% or more of such outstanding shares of common stock.

     The Company can redeem the Rights for $0.001 per Right at any time prior to their becoming exercisable. The Rights expire on October 1, 2008, unless redeemed earlier by the Company or exchanged for common stock. Under certain circumstances, if a person or group acquires 15% or more of the Company's common stock, the Rights permit stockholders other than the acquiror to purchase common stock having a market value of twice the exercise price of the Rights, in lieu of the Preferred Stock. In addition, in the event of certain business combinations, the Rights permit stockholders to purchase the common stock of an acquiror at a 50% discount. Rights held by the acquiror will become null and void in both cases.

     Stock Option Plans. The Company maintains various stock option plans for employees, consultants and non-employee directors as follows:

     JDA adopted a stock option plan in 1995 (the "1995 Option Plan") that provides for the issuance of up to 2,025,000 shares of common stock to employees under incentive and nonstatutory stock option grants. Incentive and nonstatutory stock options may be granted at a price not less than the fair market value of the common stock at the date of grant. The options generally become exercisable over periods ranging from 18 to 48 months, commencing at the date of grant, and expire in ten years. The 1995 Option Plan terminates in March 2005. At December 31, 1998, there were 109,008 options outstanding and 166,133 options available for grant under the 1995 Option Plan.

     Certain stockholders of JDA's predecessor companies (See Note 2) entered into a stock redemption agreement with the Company under which they have agreed that upon (1) the exercise of the first 1,275,000 options granted to employees under the 1995 Option Plan, they will sell an equivalent number of their common shares to JDA at the exercise price specified on the options; and (2) upon the exercise of the next 750,000 options granted under the 1995 Option Plan, they will sell an equivalent number of their common shares to JDA at $.01 per share. As a result, options exercised under the 1995 Option Plan will not increase the number of outstanding shares of the Company's common stock.

     JDA adopted a stock option plan in 1996 (the "1996 Option Plan") that initially provided for the issuance of up to 1,875,000 shares of common stock to employees, consultants and directors under incentive and nonstatutory stock option grants. In June 1998, the Company's stockholders approved an increase in the number of common shares authorized for issuance under the 1996 Option Plan from 1,875,000 to 4,500,000.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

Incentive and nonstatutory stock options may be granted at a price not less than the fair market value of the common stock at the date of grant. The options generally become exercisable over a four-year period, commencing at the date of grant, and expire in ten years. The 1996 Option Plan has no scheduled termination date. At December 31, 1998, there were 2,334,327 options outstanding and 1,964,297 options available for grant under the 1996 Option Plan.

     JDA adopted an outside director stock option plan in 1996 that provides for the issuance of up to 225,000 shares of common stock to eligible participants under nonstatutory stock option grants (the "Directors Plan"). Under the Directors Plan, outside directors receive a one-time grant to purchase shares upon appointment to the Board of Directors, and an annual grant for each year of service thereafter. The nonstatutory stock options may be granted at a price not less than the fair market value of the common stock at the date of grant. The options generally become exercisable over a three year period commencing at the date of grant, and expire in ten years. The Directors Plan has no scheduled termination date. At December 31, 1998, there were 30,750 options outstanding and 194,250 options available for grant under the Directors Plan.

     JDA adopted a stock option plan in 1998 (the "1998 Option Plan") that provides for the issuance of up to 187,500 shares of common stock to employees under nonstatutory stock option grants. The nonstatutory stock options may be granted at a price not less than the fair market value of the common stock at the date of grant. Options granted under the 1998 Option Plan are fully vested and immediately exercisable, and expire in ten years. The 1998 Option Plan has no scheduled termination date. At December 31, 1998, there were 65,326 options outstanding and 5,118 options available for grant under the 1998 Option Plan.

     The following summarizes the combined stock option activity during the three-year period ended December 31, 1998:

                                                                           OPTIONS OUTSTANDING
                                                                      ------------------------------
                                                 OPTIONS AVAILABLE                   EXERCISE PRICE
                                                     FOR GRANT          SHARES         PER SHARE
                                                 -----------------    ----------    ----------------
Balance, January 1, 1996.......................         75,000         1,660,707    $ 2.33 to $ 3.50
  Increase in reserved shares..................      2,100,000                --                  --
  Granted......................................       (457,500)          457,500    $ 6.40 to $13.17
  Exercised....................................             --          (675,920)   $ 2.33 to $ 3.50
                                                    ----------        ----------
Balance, December 31, 1996.....................      1,717,500         1,442,287    $ 2.33 to $13.17
  Granted......................................     (1,107,675)        1,107,675    $11.83 to $22.50
  Cancelled....................................        152,257          (152,257)   $ 2.83 to $18.00
  Exercised....................................             --          (704,287)   $ 2.33 to $13.17
                                                    ----------        ----------
Balance, December 31, 1997.....................        762,082         1,693,418    $ 2.83 to $22.50
  Increase in reserved shares..................      2,812,500                --                  --
  Granted......................................     (2,416,297)        2,416,297    $ 8.81 to $37.25
  Cancelled....................................      1,171,513        (1,171,513)   $ 3.50 to $32.25
  Exercised....................................             --          (398,791)   $ 2.33 to $19.54
                                                    ----------        ----------
Balance, December 31, 1998.....................      2,329,798         2,539,411    $ 2.33 to $37.25
                                                    ==========        ==========

     The grant and cancellation activity for the year ended December 31, 1998 includes 986,519 of previously issued options at prices ranging from $10.25 to $32.25 that were cancelled and re-issued at $8.88 in connection with the Company's repricing of certain outstanding options for all participants, excluding directors and executive officers, on December 15, 1998.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

     The following summarizes certain weighted average information on options outstanding at December 31, 1998:

                                        OPTIONS OUTSTANDING
                              ---------------------------------------      OPTIONS EXERCISABLE
                                               WEIGHTED                  -----------------------
                                               AVERAGE       WEIGHTED                   WEIGHTED
                                              REMAINING      AVERAGE                    AVERAGE
     RANGE OF EXERCISE          NUMBER       CONTRACTUAL     EXERCISE      NUMBER       EXERCISE
           PRICES             OUTSTANDING    LIFE (YEARS)     PRICE      EXERCISABLE     PRICE
     -----------------        -----------    ------------    --------    -----------    --------
$2.33 to $9.69..............   1,276,779         9.48         $ 8.31       224,824       $ 5.55
$11.83 to $20.67............     878,857         8.37         $17.79       242,283       $18.25
$21.33 to $37.25............     383,775         9.32         $26.06        35,653       $21.51
                               ---------                                   -------
                               2,539,411                                   502,760
                               =========                                   =======

     The following pro forma information presents net income and basic and diluted earnings per share as if compensation expense had been recognized for stock options granted in the three-year period ended December 31, 1998, as determined under the fair value method used in the Black-Scholes options pricing model, and to include the effect of shares issued under the employee stock purchase plan. The weighted average Black-Scholes value per option granted in 1998, 1997 and 1996 was $11.27, $17.29 and $7.48, respectively.

                                             1998           1997          1996
                                          -----------    -----------    --------
Net income (loss) as reported...........  $    (2,468)   $    12,466    $  7,680
Pro forma net income (loss).............  $   (21,732)   $     3,241    $  6,926
Basic earnings (loss) per share -- as
  reported..............................  $      (.11)   $       .64    $    .43
Diluted earnings (loss) per share -- as
  reported..............................  $      (.11)   $       .63    $    .43
Basic earnings (loss) per share -- pro
  forma.................................  $      (.98)   $       .17    $    .38
Diluted earnings (loss) per share -- pro
  forma.................................  $      (.98)   $       .16    $    .38
ASSUMPTIONS:
Expected dividend yield.................           0%             0%          0%
Expected stock price volatility.........         107%            95%         65%
Risk-free interest rate.................        5.25%          5.25%       5.25%
Expected life of option.................   3.14 years     3.47 years     4 years

     No expense has been recognized for stock-based compensation in the three years ended December 31, 1998 as the underlying stock options were granted at current market price.

     Employee Stock Purchase Plans. JDA adopted an employee stock purchase plan in 1996 ("1996 Purchase Plan") that provides for the purchase of up to 300,000 shares of common stock during a 24-month offering period beginning August 9, 1996. Under the 1996 Purchase Plan, eligible employees may purchase common stock semi-annually at 85% of the lesser of (1) the fair market value on the first day of the 24-month offering period or (2) the fair market value on the last day of each semi-annual purchase period. During 1998, 47,535 shares were purchased at prices ranging from $7.37 to $19.76. During 1997, 194,268 shares were purchased at prices ranging from $7.37 to $17. During 1996, 57,667 shares were purchased at $7.37. At February 28, 1998 there were only 530 shares of common stock available for issuance under the 1996 Purchase Plan and as a result, the 1996 Purchase Plan was terminated by the Board of Directors.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

     The Company adopted an employee stock purchase plan in 1998 ("1998 Purchase Plan") that provides for the purchase of up to 450,000 shares of common stock during a 24-month offering period beginning June 15, 1998. Under the 1998 Purchase Plan, eligible employees may purchase common stock semi-annually at 85% of the lesser of (1) the fair market value on the first day of the 24-month offering period, or (2) the fair market value on the last day of each semi-annual purchase period. No shares were purchased under the 1998 Purchase Plan during 1998. On March 4, 1999, the Board of Directors approved the formation of a new employee stock purchase plan, pending shareholder approval at the 1999 Annual Meeting of Stockholders, that will provide for an initial share reserve of 750,000 shares of common stock, which amounts will be increased on August 1st of each year by an amount equal to the lesser of 750,000 shares or an amount determined by the Board of Directors. All other terms with respect to offering periods, eligibility and purchase price are similar to the 1998 Purchase Plan.

     During 1998, 1997 and 1996, certain employees exercised options or sold stock acquired under the stock purchase plans, in disqualifying dispositions that resulted in deductions for income tax purposes. The Company's tax liability for 1998, 1997 and 1996 was reduced by $2.2 million, $4.9 million, and $1.5 million, respectively, to give effect to these dispositions with an offsetting credit to additional paid-in capital.

14.  EMPLOYEE BENEFIT PLANS.

     JDA has adopted a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all eligible employees ("401(k) Plan"). Eligible participants may contribute up to $10,000 or 20% of their total compensation, whichever is lower. The Company provides matching contributions to the 401(k) Plan in amounts determined by the Board of Directors. Participants will be immediately vested in their personal contributions and over a five year graded schedule for amounts contributed by the Company. The Company made matching contributions to the 401(k) Plan of $302,000, $137,000, and $86,000 in 1998,
1997 and 1996, respectively.

15.  INCOME TAXES

     The income tax provision (benefit) includes income taxes currently payable and those deferred due to temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The components of the income tax provision (benefit) included in the Consolidated Statements of Income are as follows:

                                                           1998       1997      1996
                                                          -------    ------    ------
Current:
  Federal...............................................  $ 4,087    $5,185    $3,152
  State.................................................      346     1,539       750
  Foreign...............................................    1,322     2,040     1,169
                                                          -------    ------    ------
     Total current......................................    5,755     8,764     5,071
                                                          -------    ------    ------
Deferred:
  Federal...............................................   (7,086)     (378)     (184)
  State.................................................     (616)      (75)      (41)
  Foreign...............................................       --        --       270
                                                          -------    ------    ------
     Total deferred.....................................   (7,702)     (453)       45
                                                          -------    ------    ------
          Total provision (benefit).....................  $(1,947)   $8,311    $5,116
                                                          =======    ======    ======

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

     Income tax provision (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

                                                           1998       1997      1996
                                                          -------    ------    ------
Federal statutory rate..................................  $(1,501)   $7,272    $4,351
Research and development credit.........................     (620)       --       (30)
State income taxes......................................     (245)      990       800
Foreign rate in excess of US statutory rate.............      266        --        --
Change in tax rates.....................................     (108)       --        --
Other...................................................      261        49        (5)
                                                          -------    ------    ------
          Total.........................................  $(1,947)   $8,311    $5,116
                                                          =======    ======    ======

     The income tax effects of temporary differences that give rise to the Company's deferred income tax assets and liabilities are as follows:

                                                            1998                      1997
                                                   ----------------------    ----------------------
                                                   CURRENT    NON-CURRENT    CURRENT    NON-CURRENT
                                                   -------    -----------    -------    -----------
Deferred tax asset:
  Non-deductible accruals and reserves...........  $1,780       $   --       $  541        $  --
  Deferred revenue...............................     312           --          595           --
  Carryovers.....................................      --          203           --           91
  Foreign translation adjustment.................      --           --           --          203
  Goodwill.......................................                6,375           --           --
  Other..........................................      29           --           54           --
                                                   ------       ------       ------        -----
          Total..................................   2,121        6,578        1,190          294
Deferred tax liability:
  Tax over book depreciation.....................      --          (17)          --         (492)
  Other..........................................      --          (12)          --          (24)
                                                   ------       ------       ------        -----
          Total..................................  $2,121       $6,549       $1,190        $(222)
                                                   ======       ======       ======        =====

16.  EARNINGS PER SHARE

     Earnings per share is calculated as follows:

                                                         1998       1997       1996
                                                        -------    -------    -------
Net income (loss).....................................  $(2,468)   $12,466    $ 7,680
                                                        -------    -------    -------
Shares -- Basic earnings per share....................   22,194     19,617     18,015
Dilutive effect of common stock equivalents...........       --         47         --
                                                        -------    -------    -------
Shares -- Diluted earnings per share..................   22,194     19,664     18,015
                                                        =======    =======    =======
Basic earnings per share..............................  $  (.11)   $   .64    $   .43
                                                        =======    =======    =======
Diluted earnings per share............................  $  (.11)   $   .63    $   .43
                                                        =======    =======    =======

17.  BUSINESS SEGMENTS, GEOGRAPHIC DATA AND MAJOR CUSTOMERS

     The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131") effective January 1, 1998. The

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

Company provides enterprise-wide software products and a full-range of consulting and support services exclusively to the retail industry. Throughout 1998, the Company was organized along five geographic regions that have separate management teams and reporting infrastructures: the United States, EMEA (Europe, Middle East and Africa), Asia/Pacific, Canada and Latin America. Similar products and services are offered in each geographic region and local management is evaluated primarily based on total revenues and operating income. The accounting policies of each region are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. The geographic distribution of the Company's revenues, income (loss) from operations, and identifiable assets for the three-year period ended December 31, 1998 is as follows:

                                                 1998       1997       1996
                                               --------    -------    -------
Revenues:
  United States..............................  $ 81,526    $50,697    $30,310
                                               --------    -------    -------
  EMEA.......................................    41,371     26,937      8,643
  Asia/Pacific...............................     6,613      8,796      3,923
  Canada.....................................    11,287      7,842      3,455
  Latin America..............................     5,056      6,561      4,777
                                               --------    -------    -------
     Total international.....................    64,327     50,136     20,798
                                               --------    -------    -------
  Sales and transfers between regions........    (7,390)    (9,062)    (3,268)
                                               --------    -------    -------
          Total revenues.....................  $138,463    $91,771    $47,840
                                               ========    =======    =======
Income (loss) from operations:
  United States..............................  $(11,969)   $10,786    $ 7,346
                                               --------    -------    -------
  EMEA.......................................     3,939      3,448        414
  Asia.......................................      (659)       320        113
  Canada.....................................     2,953      1,839      1,416
  Latin America..............................    (1,955)     2,977      2,988
                                               --------    -------    -------
     Total international.....................     4,278      8,584      4,931
                                               --------    -------    -------
          Total income (loss) from
            operations.......................  $ (7,691)   $19,370    $12,277
                                               ========    =======    =======
Identifiable assets:
  United States..............................  $156,197    $50,981    $43,296
                                               --------    -------    -------
  EMEA.......................................    32,763     26,097     11,275
  Asia.......................................     2,934      3,124      1,343
  Canada.....................................     5,471      2,718      3,076
  Latin America..............................     2,196        282         66
                                               --------    -------    -------
     Total international.....................    43,364     32,221     15,760
                                               --------    -------    -------
          Total identifiable assets..........  $199,561    $83,202    $59,056
                                               ========    =======    =======

     The loss from operations reported for the United States in 1998 includes $17.0 million of purchased in-process research and development that was expensed during the second quarter of 1998 in connection with the acquisition of Arthur Retail. (See Note 3) Other research and development expense is allocated to the United States where substantially all the work is performed.

     No customer accounted for more than 10% of the Company's revenues during the three years ended December 31, 1998.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

     The Company currently classifies its products and services into three primary product categories: Enterprise Systems that distribute data throughout a retail enterprise and provide decision support for inventory control, cost and price management, purchase order management, automated replenishment, merchandise planning and allocation; In-store Systems that enable a retailer to capture and analyze operational information and transmit such information to corporate-level systems for sales and other analysis; and Analytic Applications that provide a comprehensive set of tools for analyzing business results and trends, monitoring strategic plans and enabling tactical decisions. A summary of the total revenues attributable to each of these product categories for the three years ended December 31, 1998 is shown below:

                                                 1998       1997       1996
                                               --------    -------    -------
Revenues:
  Enterprise systems.........................  $ 91,254    $72,422    $41,522
  In-store systems...........................    24,637     15,753      5,358
  Analytic applications......................    18,257      1,314         --
  Other......................................     4,315      2,282        960
                                               --------    -------    -------
                                               $138,463    $91,771    $47,840
                                               ========    =======    =======

18.  QUARTERLY DATA (UNAUDITED)

     The following table presents selected unaudited quarterly operating results for the two-year period ended December 31, 1998. The quarterly results for the three-month periods ended June 30, 1998 and September 30, 1998 have been restated as discussed below. JDA believes that all necessary adjustments have been included in the amounts shown below to present fairly the related quarterly results.

CONSOLIDATED STATEMENT OF INCOME DATA:

                                                                  1997
                                           ---------------------------------------------------
                                            FIRST     SECOND      THIRD     FOURTH
                                           QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                           -------    -------    -------    -------    -------
Revenues.................................  $16,844    $21,097    $23,675    $30,155    $91,771
Income from operations...................    3,499      3,954      5,109      6,808     19,370
Net income...............................    2,313      2,590      3,259      4,304     12,466
Basic earnings per share.................  $   .12    $   .13    $   .17    $   .22    $   .64
Diluted earnings per share...............  $   .12    $   .13    $   .16    $   .22    $   .63

                                                                   1998
                                     ----------------------------------------------------------------
                                      FIRST        SECOND            THIRD        FOURTH
                                     QUARTER       QUARTER          QUARTER       QUARTER     TOTAL
                                     -------    -------------    -------------    -------    --------
                                                (AS RESTATED)    (AS RESTATED)
Revenues...........................  $30,893      $ 35,686          $38,862       $33,022    $138,463
Income (loss) from operations......    5,246       (10,732)           4,727        (6,932)     (7,691)
Net income (loss)..................    3,484        (5,658)           3,441        (3,735)     (2,468)
Basic earnings (loss) per share....  $   .18      $   (.26)         $   .15       $  (.16)   $   (.11)
Diluted earnings (loss) per
  share............................  $   .17      $   (.26)         $   .15       $  (.16)   $   (.11)

     The Company purchased Arthur Retail on June 4, 1998. In connection with this transaction, the Company acquired the rights to the Arthur Enterprise Suite (the "Arthur Suite"). The Arthur Suite is a specific application that is being designed to provide full lifecycle decision support for retail clients. The Arthur Suite offers a retailer modules for strategic planning, product and channel planning, assortment

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES planning and allocation planning. As a support activity to each of these processes, a performance analysis function enables a retailer to perform a fact-based review of all relevant statistical data. The development of the Arthur Suite involves a phased re-engineering of existing stand-alone modular products and the development of additional functionality and interfaces that will enable the modules to function as a fully integrated business solution. The Company initially allocated $40.0 million of the purchase price to IPR&D which represented the value of products, including the Arthur Suite, that were in the development stage and for which technological feasibility had not yet been established. The initial value allocated to IPR&D and written off by the Company in connection with the acquisition of Arthur Retail was calculated using estimates of the costs required to complete the Arthur Suite, the after-tax cash flows attributable to the Arthur Suite (including incremental revenues from enhanced sales of the Company's existing products), and the selection of an appropriate rate of return based upon the weighted average cost of capital.

     In its September 9, 1998 letter to the American Institute of Certified Public Accountants (the "SEC Letter"), the SEC issued guidance on the valuation methodology for acquired IPR&D. The application of the prescribed methodology requires that particular consideration be given to (i) the specific nature and fair value of the Arthur Suite, (ii) the completeness, complexity and uniqueness of the Arthur Suite at the acquisition date, (iii) the nature, timing and estimated costs of the efforts necessary to complete the Arthur Suite and the estimated completion date and (iv) the risks and uncertainties associated with completing development on schedule, and the consequences if not timely completed. The Company modified the IPR&D recorded in the Arthur Retail acquisition in accordance with the guidance set forth in the SEC Letter and subsequent communications. The revised valuation of the IPR&D was calculated under a discounted cash flow method using an income approach with a forecast of expected net cash inflows from the development effort. The forecast incorporated projections prepared by both the Company and the former owner of Arthur Retail. Material net cash inflows were expected to commence in 1999. Additionally, a percentage of completion was estimated that gave consideration to certain key factors such as the costs invested to date relative to the expected total cost of the development effort, and the amount of progress completed as of the acquisition date relative to the overall technological achievements required to achieve full integration of the Arthur Suite. At the date of acquisition, although certain versions of the modules of the Arthur Suite were commercially available for sale, the bulk of the Arthur Suite was still in the fundamental systems development stage with a substantial amount of coding, interface development and unit testing still to take place. The IPR&D efforts to complete the development and full integration of the Arthur Suite were estimated at that time to be 81% complete and the estimated costs to complete the project totaled $3.4 million. Through December 31, 1998, efforts to complete the Arthur Suite have been in line with original expectations and the Arthur Suite has reached a significant level of development. If the Company is unable to develop and introduce a fully integrated Arthur Suite in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition would be materially adversely affected.

     The change in the methodology resulted in (i) the exclusion of the incremental revenues resulting from sales of the Company's existing products expected from integration with the Arthur Suite and costs associated with incremental sales and (ii) an increase in expenses to reflect those that the average buyer (without the benefit of synergies) would experience. In addition, the discount rate was increased to 25% to reflect the risk that the average buyer would experience. As a result, the Company's financial statements for the quarters ended June 30, 1998 and September 30, 1998 have been restated to reduce the amount of the purchase price allocated to IPR&D from $40.0 million to $17.0 million and record $23.0 million of additional goodwill and other intangibles on the acquisition of Arthur Retail. In addition, the financial statements have been adjusted to reflect changes in the deferred tax asset balances resulting from the revised allocation and to record amortization expense on the additional goodwill and other intangibles. The change had no impact on net cash

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES flows provided by operations. The following table outlines the revisions to previously published condensed consolidated financial statements (in thousands, except for per share amounts):

                                                   AS OF JUNE 30, 1998      AS OF SEPTEMBER 30, 1998
                                                  ----------------------    ------------------------
                                                  PREVIOUSLY                PREVIOUSLY
                                                   REPORTED     RESTATED     REPORTED      RESTATED
                                                  ----------    --------    -----------    ---------
Balance Sheet Data:
  Goodwill and other intangibles................   $ 13,035     $ 36,035     $ 13,423      $ 35,848
  Non-current deferred tax asset................     14,217        4,891       14,295         5,113
  Total assets..................................    185,329      199,003      192,102       205,345
  Retained earnings (deficit)...................    (13,811)        (137)      (9,937)        3,306
  Total stockholders' equity....................    157,827      171,501      162,194       175,437
  Total liabilities and Stockholders' equity....    185,329      199,003      192,102       205,345

                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       JUNE 30, 1998             JUNE 30, 1998
                                                   ----------------------    ----------------------
                                                   PREVIOUSLY                PREVIOUSLY
                                                    REPORTED     RESTATED     REPORTED     RESTATED
                                                   ----------    --------    ----------    --------
Statement of Operations Data:
  Purchased in-process research and
     development.................................   $ 40,000     $ 17,000     $ 40,000     $17,000
  Total operating expenses.......................     52,770       29,770       64,068      41,068
  Income (loss) from operations..................    (33,732)     (10,732)     (28,486)     (5,486)
  Income (loss) before income taxes..............    (32,886)      (9,886)     (27,311)     (4,311)
  Income tax (benefit) provision.................    (13,554)      (4,228)     (11,463)     (2,137)
  Net income (loss)..............................    (19,332)      (5,658)     (15,848)     (2,174)
  Basic and diluted earnings (loss) per share....   $   (.87)    $   (.26)    $   (.76)    $  (.10)

                                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30, 1998        SEPTEMBER 30, 1998
                                                    ----------------------    ----------------------
                                                    PREVIOUSLY                PREVIOUSLY
                                                     REPORTED     RESTATED     REPORTED     RESTATED
                                                    ----------    --------    ----------    --------
Statement of Operations Data:
  General and administrative expenses.............   $ 4,063      $ 4,638      $ 10,602     $11,177
  Purchased in-process research and development...        --           --        40,000      17,000
  Total operating expenses........................    16,041       16,616        80,108      57,683
  Income (loss) from operations...................     5,302        4,727       (23,183)       (758)
  Income (loss) before income taxes...............     6,455        5,880       (20,856)      1,569
  Income tax (benefit) provision..................     2,582        2,439        (8,881)        301
  Net income (loss)...............................     3,873        3,441       (11,975)      1,268
  Basic and diluted earnings (loss) per share.....   $   .17      $   .15      $   (.55)    $   .06

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          JDA SOFTWARE GROUP, INC.

                                          By:    /s/ JAMES D. ARMSTRONG
                                            ------------------------------------
                                                     James D. Armstrong
                                                 Co-Chief Executive Officer
                                               (Principal Executive Officer)

Date: March 31, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 31, 1999 by the following persons in the capacities indicated.

                      SIGNATURE                                              TITLE
                      ---------                                              -----

               /s/ JAMES D. ARMSTRONG                    Co-Chairman of the Board and Co-Chief
-----------------------------------------------------      Executive Officer (Principal Executive
                 James D. Armstrong                        Officer)

               /s/ FREDERICK M. PAKIS                    Co-Chairman of the Board and Co-Chief
-----------------------------------------------------      Executive Officer
                 Frederick M. Pakis

               /s/ KRISTEN L. MAGNUSON                   Senior Vice President and Chief Financial
-----------------------------------------------------      Officer
                 Kristen L. Magnuson                       (Principal Financial and Accounting Officer)

               /s/ J. MICHAEL GULLARD                    Director
-----------------------------------------------------
                 J. Michael Gullard

                /s/ WILLIAM C. KEIPER                    Director
-----------------------------------------------------
                  William C. Keiper

              /s/ STEPHEN A. MCCONNELL                   Director
-----------------------------------------------------
                Stephen A. McConnell

                   /s/ JOCK PATTON                       Director
-----------------------------------------------------
                     Jock Patton

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                             DESCRIPTION OF DOCUMENT
  -------                            -----------------------
 2.1**        --   Asset Purchase Agreement dated as of June 4, 1998 by and
                   among JDA Software Group, Inc., JDA Software, Inc. and
                   Comshare, Incorporated.
 2.2**        --   Software License Agreement dated as of June 4, 1998 by and between Comshare, Incorporated and JDA Software, Inc.
 3.1***       --   Second Restated Certificate of Incorporation of the Company
                   together with Certificate of Amendment dated June 12, 1998.
 3.2***       --   First Amended and Restated Bylaws.
 4.1*         --   Specimen Common Stock certificate.
 4.2*(1)      --   Stock Redemption Agreement among the Company, James D.
                   Armstrong and Frederick M. Pakis dated March 30, 1995.
10.1*(1)      --   Form of Indemnification Agreement.
10.2*(1)      --   1995 Stock Option Plan, as amended, and form of agreement
                   thereunder.
10.3(1)       --   1996 Stock Option Plan, as amended.
10.4+(1)      --   1996 Employee Stock Purchase Plan, as amended, and form of agreement thereunder.
10.5*(1)      --   1996 Outside Directors Stock Option Plan and forms of
                   agreement thereunder.
10.6***(1)    --   Employment Agreement between James D. Armstrong and JDA
                   Software, Inc. dated January 1, 1998.
10.7***(1)    --   Employment Agreement between Frederick M. Pakis and JDA
                   Software, Inc. dated January 1, 1998.
10.8(1)       --   1998 Nonstatutory Stock Option Plan.
10.9(1)       --   1998 Employee Stock Purchase Plan.
10.10+        --   Lease Agreement between The Manufacturers Life Insurance
                   Company and JDA Software Canada Ltd. (formerly known as JDA
                   Software Services Ltd.) dated December 6, 1995 (North York,
                   Ontario).
10.11***      --   Lease Agreement between Opus West Corporation and JDA
                   Software Group, Inc. dated April 30, 1998, together with
                   First Amendment dated June 30, 1998.
10.12***      --   Real Estate Option Agreement and Escrow Instructions between
                   Mall at the Crossroads, Inc. and JDA Software Group, Inc.
                   dated June 8, 1998.
10.13*        --   Assignment and Assumption Agreement regarding Master Lease between Pacific Atlantic Systems Leasing, Inc. and JDA
                   Software, Inc. and Consent of Paradise Partners Limited
                   Partnership to Assignment, dated March 17, 1995 (Phoenix,
                   Arizona).
10.14*(1)     --   Lease Agreement between Pakis-Armstrong Venture and JDA
                   Software, Inc. dated January 1, 1996 (Scottsdale, Arizona).
10.15*        --   Lease Agreement between Holly Pond Associates Limited
                   Partnership and JDA Software, Inc. dated June 16, 1993
                   (Stamford, Connecticut).
10.16+        --   Lease Agreement between Oxford Development Group, Inc. and
                   JDA Software Canada Ltd. (formerly known as JDA Software
                   Services Ltd.) dated July 11, 1994 (Calgary, Alberta).
10.17*#       --   License Agreement between Uniface Corporation and JDA
                   Software, Inc. dated February 9, 1994.
10.18*#       --   Standard Value-Added Reseller Agreement between Uniface
                   Corporation and JDA Software, Inc. dated February 9, 1994.
10.19*(1)     --   JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as
                   amended effective January 1, 1995.
10.20         --   Business Loan Agreement between Bank of America Arizona and
                   JDA Software, Inc. dated September 30, 1998.

  EXHIBIT
  NUMBER                             DESCRIPTION OF DOCUMENT
  -------                            -----------------------
10.21***(1)   --   Form of Amendment of Stock Option Agreement between JDA
                   Software Group, Inc. and Brent W. Lippman, amending certain stock options granted to Mr. Lippman pursuant to the JDA
                   Software Group, Inc. 1996 Stock Option Plan on (i) June 19,
                   1996; (ii) January 28, 1997; (iii) July 10, 1997; and (iv)
                   January 27, 1998.
10.22***(1)   --   Form of Amendment of Stock Option Agreement between JDA
                   Software Group, Inc. and Kristen L. Magnuson, amending
                   certain stock options granted to Ms. Magnuson pursuant to
                   the JDA Software Group, Inc. 1996 Stock Option Plan on
                   September 11, 1997 and January 27, 1998.
10.23***(1)   --   Form of Amendment of Stock Option Agreement between JDA
                   Software Group, Inc. and Brent W. Lippman, amending that
                   certain stock option granted to Mr. Lippman pursuant to the
                   JDA Software Group, Inc. 1995 Stock Option Plan on November
                   15, 1995.
10.24++(1)    --   Form of Rights Agreement between the Company and ChaseMellon
                   Shareholder Services, as Rights Agent (including as Exhibit
                   A the Form of Certificate of Designation, Preferences and
                   Rights of the Terms of the Series A Preferred Stock, as
                   Exhibit B the From of Right Certificate, and as Exhibit C
                   the Summary of Terms and Rights Agreement).
10.25+++(1)   --   Form of Incentive Stock Option Agreement between JDA
                   Software Group, Inc. and Brent W. Lippman to be used in
                   connection with stock grants to Mr. Lippman pursuant to the
                   JDA Software Group, Inc. 1996 Stock Option Plan.
10.26+++(1)   --   Form of Incentive Stock Option Agreement between JDA
                   Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.
21.1          --   Subsidiaries of the Registrant.
23.1          --   Consent of Independent Auditors.
27.1          --   Financial Data Schedule -- Fiscal Year End 1998.
27.2          --   Financial Data Schedule -- Quarters 2 and 3 of 1998.

---------------
   * Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

  ** Incorporated by reference to the Company's Current Report on Form 8-K dated
     June 4, 1998, as filed on June 19, 1998.

 *** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.

   + Incorporated by reference to the Company's Registration Statement on Form
     S-1 (File No. 333-15659), declared effective on November 21, 1996.

  ++ Incorporated by reference to the Company's Current Report on Form 8-K dated
     October 2, 1998, as filed on October 28, 1998.

 +++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed on November 13, 1998.

   # Confidential treatment has been granted as to part of this exhibit.

 (1) Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.