Form 10-Q
period 1999-03-31
JDA SOFTWARE GROUP INC
filed 1999-05-17
CIK 1006892

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                             14400 NORTH 87TH STREET
                            SCOTTSDALE, ARIZONA 85260
                                 (602) 404-5500

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

                           YES   X    NO
                               -----     -----

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 23,724,783 as of April 30, 1999.

                            JDA SOFTWARE GROUP, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                      PAGE NO.
                                                                                      --------
PART I:  FINANCIAL INFORMATION

         Item 1.     Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheets as of
                     March 31, 1999 and December 31, 1998                                3

                     Condensed Consolidated Statements of Income
                     for the Three Months Ended March 31, 1999 and 1998                  4

                     Condensed Consolidated Statements of Comprehensive Income
                     for the Three Months Ended March 31, 1999 and 1998                  5

                     Condensed Consolidated Statements of Cash Flows for
                     the Three Months Ended March 31, 1999 and 1998                      6

                     Notes to Interim Condensed Consolidated Financial Statements        7

         Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                 9

PART II:  OTHER INFORMATION

         Item 1.     Legal Proceedings                                                  22

         Item 4.     Submission of Matters to a Vote of Security Holders                22

         Item 5.     Other Information                                                  22

         Item 6.     Exhibits and Reports on Form 8-K                                   22

SIGNATURE                                                                               23

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                            JDA SOFTWARE GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (unaudited)

                                     ASSETS

                                                                             MARCH 31,       DECEMBER 31,
                                                                               1999              1998
                                                                             ---------       ------------
CURRENT ASSETS:
       Cash and cash equivalents                                             $  33,153        $  42,376
       Marketable securities                                                    38,189           36,316
       Accounts receivable, net                                                 39,923           40,570
       Deferred tax asset                                                        3,001            2,121
       Prepaid expenses and other current assets                                 5,076            5,003
                                                                             ---------        ---------
               Total current assets                                            119,342          126,386

PROPERTY AND EQUIPMENT, NET                                                     25,089           23,890
GOODWILL AND OTHER INTANGIBLES, NET                                             34,926           36,039
DEFERRED TAX ASSET                                                               6,549            6,549
MARKETABLE SECURITIES                                                           10,760            6,697
                                                                             ---------        ---------
       Total assets                                                          $ 196,666        $ 199,561
                                                                             =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                                      $   2,608        $   4,834
       Accrued expenses and other liabilities                                   15,546           16,336
       Income taxes payable                                                        211             --
       Deferred revenue                                                          7,002            6,894
                                                                             ---------        ---------
               Total current liabilities                                        25,367           28,064

STOCKHOLDERS' EQUITY:
          Preferred stock, $.01 par value.  Authorized 2,000,000
             shares; None issued or outstanding                                   --               --
       Common stock, $.01 par value. Authorized 50,000,000
             shares; Issued and outstanding 23,679,783 and 23,419,808,
             respectively                                                          237              234
       Additional paid-in capital                                              174,114          172,417
       Retained earnings (deficit)                                              (1,699)            (430)
       Accumulated other comprehensive income (loss)                            (1,353)            (724)
                                                                             ---------        ---------
               Total stockholders' equity                                      171,299          171,497
                                                                             ---------        ---------
         Total liabilities and stockholders' equity                          $ 196,666        $ 199,561
                                                                             =========        =========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            JDA SOFTWARE GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        ------------------------
                                                          1999            1998
                                                        --------        --------
REVENUES:
  Software licenses                                     $  7,424        $ 12,049
  Consulting, maintenance and other services              27,762          18,844
                                                        --------        --------
        Total revenues                                    35,186          30,893
                                                        --------        --------

COST OF REVENUES:
  Software licenses                                          484             505
  Consulting, maintenance and other services              18,326          13,844
                                                        --------        --------
        Total cost of revenues                            18,810          14,349
                                                        --------        --------

GROSS PROFIT                                              16,376          16,544
                                                        --------        --------

OPERATING EXPENSES:
  Product development                                      5,614           4,279
  Sales and marketing                                      6,493           3,896
  General and administrative                               4,075           3,059
  Amortization of intangibles                              1,122              64
  Restructuring and asset disposition charge               2,111            --
                                                        --------        --------
        Total operating expenses                          19,415          11,298
                                                        --------        --------

INCOME (LOSS) FROM OPERATIONS                             (3,039)          5,246
  Other income, net                                          923             329
                                                        --------        --------

INCOME (LOSS) BEFORE INCOME TAXES                         (2,116)          5,575
  Income tax (benefit) provision                            (847)          2,091
                                                        --------        --------

NET INCOME (LOSS)                                       $ (1,269)       $  3,484
                                                        ========        ========

BASIC EARNINGS (LOSS) PER SHARE                         $  (0.05)       $   0.18
                                                        ========        ========
DILUTED EARNINGS (LOSS) PER SHARE                       $  (0.05)       $   0.17
                                                        ========        ========

SHARES USED TO COMPUTE:
  Basic earnings (loss) per share                         23,547          19,854
                                                        ========        ========
  Diluted earnings (loss) per share                       23,547          20,368
                                                        ========        ========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            JDA SOFTWARE GROUP, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (in thousands, unaudited)

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                           1999            1998
                                                         -------         -------
NET INCOME (LOSS)                                        $(1,269)        $ 3,484

OTHER COMPREHENSIVE INCOME (LOSS):
     Foreign currency translation adjustment                (629)            205
                                                         -------         -------

COMPREHENSIVE INCOME (LOSS)                              $(1,898)        $ 3,689
                                                         =======         =======


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            JDA SOFTWARE GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     ------------------------
                                                                        1999            1998
                                                                     --------        --------
OPERATING ACTIVITIES:

  Net income (loss)                                                  $ (1,269)       $  3,484
  Adjustments to reconcile net income to net cash provided
    by operating activities:
     Depreciation and amortization                                      2,660           1,152
     Provision for doubtful accounts                                      621              49
     Deferred income taxes                                               (880)           --

  Changes in assets and liabilities:
     Accounts receivable                                                   26          (1,326)
     Prepaid expenses and other current assets                            (73)           (359)
     Accounts payable                                                  (2,226)          1,386
     Accrued and other liabilities                                       (767)         (1,239)
     Income taxes payable                                                 211             155
     Deferred revenue                                                     108          (1,012)
                                                                     --------        --------
         Net cash (used in) provided by operating activities           (1,589)          2,290

INVESTING ACTIVITIES:

  Purchase of marketable securities                                   (62,311)           --
  Sales of marketable securities                                        9,300            --
  Maturities of marketable securities                                  47,075            --
  Purchase of property and equipment, net of minor disposals           (2,746)         (3,859)
                                                                     --------        --------
         Net cash used in investing activities                         (8,682)         (3,859)
                                                                     --------        --------

FINANCING ACTIVITIES:

  Issuance of common stock - stock option plan                            126           3,780
  Issuance of common stock - employee stock purchase plan               1,574             434
  Tax benefit - stock options and employee stock purchase plan           --             1,751
  Payments on capital lease obligations                                   (23)             (8)
                                                                     --------        --------
         Net cash provided by financing activities                      1,677           5,957
                                                                     --------        --------

Effect of exchange rates on cash                                         (629)            205
                                                                     --------        --------

Net (decrease) increase in cash and cash equivalents                   (9,223)          4,593

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         42,376          27,304
                                                                     --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 33,153        $ 31,897
                                                                     ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for:

         Income taxes                                                $    755        $     71
                                                                     ========        ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            JDA SOFTWARE GROUP, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.  EARNINGS PER SHARE

         Shares used in the earnings per share calculation are as follows. Common stock equivalents have been excluded from the earnings (loss) per share calculation for the three months ended March 31, 1999 as their effect would be antidilutive:

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           ---------------------
                                                            1999           1998
                                                           ------         ------
Shares - Basic earnings (loss) per share .........         23,547         19,854
Dilutive common stock equivalents ................           --              514
                                                           ------         ------
Shares - Diluted earnings (loss) per share .......         23,547         20,368
                                                           ======         ======

3. SEGMENT DISCLOSURES

         The Company provides enterprise-wide software products and a full-range of consulting and support services exclusively to the retail industry. The Company conducts business in five geographic regions that have separate management teams and reporting infrastructures: the United States, EMEA (Europe, Middle East and Africa), Asia/Pacific, Canada and Latin America. Similar products and services are offered in each geographic region and local management is evaluated primarily based on total revenues and operating income. The Company has previously disclosed segmental revenues, income (loss) from operations, and identifiable assets based on these geographic regions.

         Beginning in 1999, the Company implemented an organizational structure to manage its business along three primary product categories (the "Operating Segments"): Enterprise Systems that distribute data throughout a retail enterprise and provide decision support for inventory control, cost and price management, purchase order management, automated replenishment, merchandise planning and allocation; In-store Systems that enable a retailer to capture and analyze operational information and transmit such information to corporate-level systems for sales and other analysis; and Analytic Applications that provide a comprehensive set of tools for analyzing business results and trends, monitoring strategic plans and enabling tactical decisions. A summary of the Company's revenues and operating income (loss) by Operating Segments for the three-months ended March 31, 1999 and 1998 is as follows.

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                     ---------------------------
                                                       1999                1998
                                                     -------             -------
Revenues:
  Enterprise Systems ...................             $22,920             $24,721
  In-store Systems .....................               4,954               5,169
  Analytic Applications ................               7,312               1,003
                                                     -------             -------
     Total revenues ....................             $35,186             $30,893
                                                     =======             =======

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                         1999             1998
                                                       -------          -------
Operating income (loss):
  Enterprise Systems .........................         $ 1,481          $ 6,793
  In-store Systems ...........................             873            1,298
  Analytic Applications ......................             501              267
  Other ......................................          (5,894)          (3,112)
                                                       -------          -------
     Total income (loss) from operations .....         $(3,039)         $ 5,246
                                                       =======          =======

         The operating income (loss) shown for Enterprise Systems, In-store Systems and Analytic Applications include allocations for occupancy costs, depreciation expense, and amortization of related intangibles. All other non-allocated expenses that are not directly identified with a particular Operating Segment are reported under the caption "other" including the $2.1 million restructuring and asset disposition charge that was recorded during the three months ended March 31, 1999. The Company continues to identify assets according to geographic region. There were no material changes in identifiable assets among geographic regions during the three-months ended March 31, 1999

         The geographic distribution of the Company's revenues for the three-months ended March 31, 1999 and 1998 is as follows:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                       1999              1998
                                                     --------          --------
United States ..............................         $ 20,350          $ 18,238
                                                     --------          --------

EMEA .......................................           10,365             9,643
Asia/Pacific ...............................            2,228             1,388
Canada .....................................            3,081             2,714
Latin America ..............................            1,535             1,458
                                                     --------          --------
    Total international ....................           17,209            15,203
                                                     --------          --------

Sales and transfers between regions ........           (2,373)           (2,548)
                                                     --------          --------
         Total revenues ....................         $ 35,186          $ 30,893
                                                     ========          ========

4. RESTRUCTURING AND ASSET DISPOSITION CHARGE

         The Company recorded a $2.1 million restructuring and asset disposition charge during the first quarter of 1999. The restructuring initiatives involved a workforce reduction of over 50 full-time employees in the United States and Europe ($1.4 million), the closure of three unprofitable locations in Germany, France and South Africa ($226,000), the disposal of property and equipment related to the closure of these locations and the consolidation of the Company's corporate operations into one facility ($507,000), and the release of over 80 subcontractors worldwide. All workforce reductions were made on or before March 31, 1999. As of March 31, 1999, the Company had utilized $876,000 of the related reserve and anticipates that substantially all of the remaining reserve will be utilized during 1999.

5. EMPLOYEE STOCK PURCHASE PLAN

         On March 4, 1999, the Board of Directors approved the formation of a new employee stock purchase plan, pending shareholder approval at the 1999 Annual Meeting of Stockholders (the "1999 Purchase Plan"). The 1999 Purchase Plan provides for an initial share reserve of 750,000 shares of common stock, which amounts will be increased on August 1st of each year by an amount equal to the lesser of 750,000 shares or an amount determined by the Board of Directors. The 1999 Purchase Plan will be implemented in six-month offering periods commencing August 16th 1999. Eligible employees may purchase common stock semi-annually under the 1999 Purchase Plan at 85% of the lesser of (1) the fair market value on the first day of the offering period, or (2) the fair market value on the last day of the offering period.

6. LEGAL PROCEEDINGS

         Bernat v. JDA Software Group, Inc., et al., Dist. of Arizona No. CIV'99-0065 PHX RGS and related cases.

         On January 13, 1999, Rod Bernat, an alleged shareholder of JDA Software Group, Inc., filed a securities class action lawsuit against the Company, its Co-Chief Executive Officers, Frederick M. Pakis and James D. Armstrong, its former Senior Vice President of Research and Development, Kenneth Desmarchais, and its former Chief Executive Officer, Brent W. Lippman, in U.S. District Court for the District of Arizona. The complaint filed in the lawsuit alleges that during the alleged class period, January 29, 1998 through January 5, 1999, the Company misrepresented its business, financial statements and business prospects to investors. The complaint further alleges that certain officers of the Company sold significant quantities of the Company's common stock during the alleged class period while the market price of the common stock was artificially inflated by the alleged misrepresentations. The plaintiffs seek designation of the action as a class action and damages for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission ("SEC"). Following the filing of the Bernat action, lawsuits were filed by Norman Wiss, Theodore J. Bloukos, Gwen Werboski, Elmer S. Martin, Linda May, Ivan Sommer, David Hesrick and Michael J. Corn all purporting to act on behalf of the same class of shareholders for the same class period, making substantially similar allegations. These actions are currently in the process of being consolidated into one action by the U. S. District Court. Management believes that the actions are without merit and intends to defend them vigorously.

7. NEW ACCOUNTING STANDARDS

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

8. RECLASSIFICATIONS

         Certain reclassifications were made to the 1998 financial statements to conform to the March 31, 1999 presentation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report on Form 10-Q contains forward-looking statements. Such statements generally concern future operating results, capital expenditures, product development and enhancements, numbers of personnel, strategic relationships with third parties, liquidity and strategy. The forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate" or other words that convey uncertainty of future events or outcomes. We have based such forward-looking statements on our current plans, intentions, expectations, estimates and assumptions, which are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in this document. Discussion containing such forward-looking statements may be found in Notes 4 and 7 of Notes to Interim Condensed Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Overview," "Recent Developments," "Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998," "Liquidity and Capital Resources," "Year 2000 Compliance," "Euro Currency," and "Certain Risks." Investors are encouraged to consider carefully these risks in evaluating us and before purchasing our stock.

OVERVIEW

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

Total revenues from the MMS product line represented 45% of the Company's total revenues during the three months ended March 31, 1999 as compared with 45% in fiscal 1998 and 50% in fiscal 1997. Although the Company expects MMS revenues to continue to represent a significant portion of total revenues for the foreseeable future, MMS revenues as a percentage of total revenues may decline as a result of reduced demand for MMS and/or increased revenues attributable to the Company's other product lines.

    Software license revenues and consulting, maintenance and other services revenues represented 21% and 79%, respectively, of JDA's total revenues during the three months ended March 31, 1999, as compared with 31% and 69%, respectively in fiscal 1998 and 46% and 54%, respectively, in fiscal 1997. JDA's overall revenue mix has been affected by lower than anticipated software license revenues during fiscal 1998 and the three months ended March 31, 1999. The decline in software license revenues occurred first in the Company's international markets during the second and third quarters of 1998, and then in both international and domestic markets in the fourth quarter of 1998 and first quarter of 1999. The following table sets forth a quarterly comparison of 1997, 1998 and first quarter 1999 domestic and international software license revenues:

                               1997                                       1998
                    --------------------------    -----------------------------------------------------
                                                                 % CHANGE                      % CHANGE
QUARTER ENDED        DOMESTIC    INTERNATIONAL    DOMESTIC       VS. 1997    INTERNATIONAL     VS. 1997
-------------        --------    -------------    --------       --------    -------------     --------
March 31,           $  3,456       $  4,409       $  7,123           106%        $  4,926         12%
June 30,               4,357          5,201          8,302            91%           4,011        (23)%
September 30,          3,730          6,336          8,581           130%           3,774        (40)%
December 31,           5,793          8,759          3,204           (45)%          3,421        (61)%
                    --------       --------       --------                       --------
                    $ 17,336       $ 24,705       $ 27,210            57%        $ 16,132        (35)%
                    ========       ========       ========                       ========


                                1998                                       1999
                     -------------------------     -----------------------------------------------------
                                                                  % CHANGE                      % CHANGE
QUARTER ENDED        DOMESTIC    INTERNATIONAL     DOMESTIC       VS. 1998    INTERNATIONAL     VS. 1998
-------------        --------    -------------     --------       --------    -------------     --------
March 31,            $  7,123      $  4,926        $  3,538          (50)%      $  3,886          (21)%

    The Company believes it has experienced and is continuing to experience a decline in overall demand for the Company's Enterprise Systems and In-store Systems. In particular, sales of the Company's ODBMS product have failed to meet the Company's expectations to date. The Company believes that sales of ODBMS have been affected by external and internal marketing issues, increased competition and a limited number of referenceable implementations. The precise nature of the decline in demand for the Company's other products cannot be determined. However, the Company believes it may result from a combination of deferred purchasing decisions caused by uncertainty related to the millennium change, elongated sales cycles, ongoing weakness in international economies and increased competition. The Company believes that software license results were also adversely impacted in the second and third quarters of 1998 by vacancies in senior management positions in Europe and Latin America.

    Consulting, maintenance and other services revenues are derived from a range of services, including system design and implementation and, to a lesser extent, software maintenance and support and training. Consulting, maintenance and other services revenues are generally more predictable but generate significantly lower gross margins than software revenues. The Company has increased the size of its services organization over the past two years in anticipation of an increased mix of consulting, maintenance and other services revenues in both domestic and international markets, and continued market acceptance of its newer client/server product lines, which require longer implementation cycles. In the past, the Company has experienced some seasonality in the mix of service revenues in relation to total revenues as a result, the Company believes, of retailers' preferred implementation timing and the Company's expansion, particularly in international markets. In light of the current uncertainty regarding demand for the Company's Enterprise and In-store Systems, and recent declines in software license revenues, the Company currently anticipates that consulting, maintenance and other services revenues may continue to increase as a percentage of total revenues. However, the Company expects only modest growth, if any, in the size of its services organization during 1999. In Europe, where the demand for services has been adversely impacted due to the decline in software revenues, the Company has reduced its consulting services workforce and eliminated the subcontractors it was using to supplement its implementation staff.

    The Company has pursued a strategy of addressing international markets by developing localized versions of its products and establishing international subsidiaries with direct sales and consulting capabilities. International revenues, which include revenues from international offices and export sales, represented 46% of total revenues for the three months ended March 31, 1999, as compared with 45% in fiscal 1998 and 55% in fiscal 1997. Consulting, maintenance and other services in support of international software licenses typically have lower gross margins than those achieved domestically due to higher costs or generally lower prevailing billing rates in certain of the Company's international markets. Therefore, significant growth in the Company's international operations may result in declines in gross margins on consulting, maintenance and other services.

    Unstable economic conditions continue to effect the Asia/Pacific region and the March 31, 1999 receivable balances for the region have shown no improvement since December 31, 1998. Further, certain of the macro-economic factors affecting the Asia/Pacific region, including significant devaluation of currencies, began to appear in the Latin American region. Although the Company experienced slowing payment trends in the EMEA region during the second half of 1998, past due receivables in the Asia/Pacific, Latin American and EMEA regions have decreased 20% since December 31, 1998 with all of the improvement coming from payment of receivables that originated in the EMEA region. The Asia/Pacific, Latin American and EMEA regions represented 6%, 4% and 28%, respectively, of the Company's revenues during the three months ended March 31, 1999.

    The Company remains cautious about its expectations regarding international and domestic operations in the near term. The Company expects its operating results to continue to be less predictable in the future then was the case historically as a result of uncertainties in certain geographic regions and weakness in demand for its software products, possibly related, in part to the millennium change. Management believes these economic conditions and uncertainties could adversely impact the Company's business, operating results and financial condition for an indefinite period of time.

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

RECENT DEVELOPMENTS

     On January 5, 1999, the JDA's co-founders, James D. Armstrong and Frederick
M. Pakis returned to the Company on a full-time basis in the capacity of Co-Chief Executive Officers. Since their return, the Company has reorganized its senior management by business units (Enterprise Systems, In-store Systems and Analytic Applications) and implemented a matrix organization that provides each of the Company's geographic regions (the United States, EMEA, Asia/Pacific, Canada and Latin America) with full responsibility for direct sales, consulting services and operations. All management positions within this new organizational structure have been filled as of March 31, 1999 including promotions from within the Company to fill the open positions of Vice President - EMEA, Senior Vice President, Client Services and Senior Vice President, Technology, and the newly created position of Senior Vice President, Marketing.

    The Company recorded a $2.1 million restructuring and asset disposition charge during the first quarter of 1999. The restructuring initiatives involved a workforce reduction of over 50 full-time employees in the United States and Europe ($1.4 million), the closure of three unprofitable locations in Germany, France and South Africa ($226,000), the disposal of property and equipment related to the closure of these locations and the consolidation of the Company's corporate operations into one facility ($507,000), and the release of over 80 subcontractors worldwide. All workforce reductions were made on or before March 31, 1999. As of March 31, 1999, the Company had utilized $876,000 of the related reserve and anticipates that substantially all of the remaining reserve will be utilized during 1999.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Revenues

    Total revenues for three months ended March 31, 1999 were $35.2 million, an increase of 14% over the $30.9 million reported in the comparable period of 1998. Revenues consisted of software licenses and consulting, maintenance and other services, which represented 21% and 79%, respectively, of total revenues during the three months ended March 31, 1999, and 39% and 61%, respectively in the comparable period of 1998. Software license revenues decreased in both domestic and international markets between the comparable periods, however, consulting, maintenance and other services increased in all markets between periods.

    Software Licenses. Software license revenues for the three months ended March 31, 1999 were $7.4 million, a decrease of 38% from the $12.0 million reported in the comparable period of 1998. This resulted from decreases in software license sales of Enterprise systems and In-store systems of 64% and 51%, respectively between periods, off-set in part by an increase of 204% in sales of Analytic Applications software licenses. The increase in Analytic Applications includes incremental sales from the Arthur Suite that was acquired by the Company in June 1998.

    Consulting, Maintenance and Other Services. Consulting, maintenance and other services revenues for the three months ended March 31, 1999 were $27.8 million, an increase of 47% over the $18.8 reported in the comparable period of 1998. This increase reflects an increase in the Company's core consulting services business of 24% between periods, improved utilization and rate increases, and the incremental consulting and maintenance revenues related to the Arthur Suite. Domestic and international consulting, maintenance and other services revenues increased 72% and 25%, respectively between the comparable periods. The Company anticipates modest sequential increases in consulting, maintenance and other services revenues in each of the remaining quarters of 1999.

Cost of Revenues

    Cost of software license revenues was $484,000 for the three months ended March 31, 1999 as compared to $505,000 in the comparable period of 1998. Cost of software licenses represented 7% and 4% of software license revenues in the respective periods. The higher costs in the current period resulted from the Company's increased sales of products that incorporate software technology licensed from third party suppliers. Consulting, maintenance and other services costs for the three months ended March 31, 1999 were $18.3 million, an increase of 32% over the $13.8 million reported in the comparable period of 1998. The Company expanded its consulting and customer support organizations between periods as a result, and in anticipation, of continued increased sales of new software licenses and increased demand from the existing client base for additional support and professional services. The Company increased the number of personnel in its consulting, maintenance and other services organization by 28% between periods, and as of March 31, 1999, there were 641 employees involved in these functions worldwide. The Company anticipates modest expansion in the size of its services organization over the remaining quarters of 1999.

Gross Profit

    Gross profit for the three months ended March 31, 1999 was $16.4 million, a decrease of 1% from the $16.5 million reported in the comparable period of 1998. Gross profit, as a percentage of total revenues, decreased from 54% to 47% between the comparable periods. This decrease is attributable to the higher mix of consulting, maintenance and other services revenues as a percentage of total revenues during the three months ended March 31, 1999. The Company's service margins increased between periods from 27% to 34%. This improvement reflects the favorable impact of increases in the Company's maintenance base, both from the Arthur Retail acquisition and core JDA products, improved utilization and higher average billing rates in the Company's consulting practice, and the elimination of outside contractors in Europe.

Operating Expenses

    Product Development. Product development expenses for the three months ended March 31, 1999 were $5.6 million, an increase of 31% over the $4.3 million reported in the comparable period of 1998. Product development expenses as a percentage of total revenues increased between the comparable periods from 14% in the first quarter of 1998 to 16% in first quarter of 1999. The Company increased its product development staff by 42% between the comparable periods and as of March 31, 1999, there were nearly 200 employees involved in the product development function. The Company expects product development expenses for 1999 to be between $25.0 million and $30.0 million and will focus its near term development efforts on enhancements to existing products that address the requirements for utilization with emerging standard operating platforms such as Microsoft's ActiveStore initiative, increased systems interoperability, international issues such as the adoption of the Euro, and the formation of an e-commerce division to deliver intranet, extranet and Internet business solutions that integrate industry standard e-commerce software into the Company's current and future e-commerce products. The Company believes its current process for developing software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized. The Company anticipates product development expenses will increase sequentially in each of the remaining quarters of 1999.

    Sales and Marketing. Sales and marketing expenses for the three months ended March 31, 1999 were $6.5 million, an increase of 67% over the $3.9 million reported in the comparable period of 1998. Sales and marketing expenses, as a percentage of total revenues, increased between the comparable periods from 13% in the first quarter of 1998 to 18% in the first quarter of 1999. The Company increased its worldwide sales and marketing staff by 53% between the comparable periods and as of March 31, 1999, there were nearly 120 employees involved in this function. The increase results from the acquisition of Arthur Retail in June 1998 and the expansion of both the domestic and international sales and marketing staffs. The Company anticipates modest sequential expansion of its worldwide sales and marketing staff in each of the remaining quarters of 1999.

    General and Administrative. General and administrative expenses for the three months ended March 31, 1999 were $4.1 million, an increase of 33% over the $3.1 million reported in the comparable period of 1998. General and administrative expense, as a percentage of total revenues, increased between years from 10% in the first quarter of 1998 to 12% in the first quarter of 1999. The increase results from additional administrative personnel in the Company's domestic and international operations, depreciation on purchases of property and equipment related to the Company's expansion, the incremental costs of Arthur Retail, and additional provisions for bad debt. The Company anticipates general and administrative expenses to remain at the current quarterly level for the remainder of 1999.

    Amortization of Intangibles. Amortization of intangibles consists primarily of amortization on goodwill and other intangibles recorded in connection with the acquisition of Arthur Retail.

    Restructuring and Asset Disposition Charge. The Company recorded a $2.1 million restructuring and asset disposition charge during the first quarter of 1999. The restructuring initiatives involved a workforce reduction of over 50 full-time employees in the United States and Europe ($1.4 million), the closure of three unprofitable locations in Germany, France and South Africa ($226,000), the disposal of property and equipment related to the closure of these locations and the consolidation of the Company's corporate operations into one facility ($507,000), and the release of over 80 subcontractors worldwide. All workforce reductions were made on or before March 31, 1999.

Provision for Income Taxes

    The Company's effective income tax rate reflects statutory federal, state and foreign tax rates, partially offset by reductions for research and development expense tax credits.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has financed its operations primarily through cash generated from operations and public sales of equity securities and, to a lesser extent, borrowings under its bank line of credit. The Company had working capital of $94.0 million at March 31, 1999 compared with $98.3 million at December 31, 1998. Cash and cash equivalents at March 31, 1999 were $33.2 million, a decrease of $9.2 million from the $42.4 million reported at December 31, 1998. The Company also had $48.9 million in marketable securities at March 31, 1999, an increase of $5.9 million from the $43.0 million reported at December 31, 1998.

    Operating activities utilized cash of $1.6 million for the three months ended March 31, 1999 and provided cash of $2.3 million for the three months ended March 31, 1998. Cash utilized in operating activities during the three months ended March 31, 1999 resulted primarily from a net loss of $1.3 million and a reduction of $3.0 million in accounts payable and accrued expenses, offset in part by $2.7 million of depreciation and amortization. The Company had net accounts receivable of $39.9 million at March 31, 1999, which represented 102 days of sales outstanding ("DSOs") compared to 113 days at December 31, 1998. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including seasonality, shifts in customer buying patterns, contractual payment terms, the underlying mix of products and services, and the geographic concentration of revenues.

    Investing activities utilized cash of $8.7 million and $3.9 million in the three months ended March 31, 1999 and 1998, respectively. The 1999 activity includes the net purchase of $5.9 million of marketable securities and $2.7 million in capital expenditures primarily related to the Company's corporate office relocation. The 1998 activity includes $3.9 million in capital expenditures.

    Financing activities provided cash of $1.7 million and $6.0 million during the three months ended March 31, 1999 and 1998, respectively. The activity in both periods consists primarily of proceeds from the issuance of common stock and related tax benefits under the Company's stock option and employee stock purchase plans.

    Changes in the currency exchange rates of the Company's foreign operations had the effect of reducing cash by $629,000 in the three months ended March 31, 1999 and increasing cash by $205,000 in the three months ended March 31, 1998. The Company did not enter into any foreign exchange contracts or engage in similar hedging strategies during either of periods.

    The Company maintains a $5.0 million revolving line of credit with a commercial bank. The line of credit is collateralized by property and equipment, receivables, and intangibles; accrues interest at the bank's reference rate (which approximates prime) less .25 percentage points; and requires the Company to maintain certain current ratios and tangible net worth. The line of credit matures on July 1, 2000. There were no amounts outstanding on the line of credit at March 31, 1999. The Company believes that its cash and cash equivalents, investments in marketable securities, available borrowings under the bank line of credit and funds generated from operations will provide adequate liquidity to meet the Company's normal operating requirements for at least the next twelve months.

YEAR 2000 COMPLIANCE

    The Company has designated a continuing project team to assess the Year 2000 compliance of its software products. Based on the Company's assessment to date, the Company believes the current versions of its software products are "Year 2000 compliant," that is, they are capable of adequately distinguishing 21st century dates from 20th century dates. However, the Company is aware that some of its customers are running earlier versions of the Company's software products that are not Year 2000 compliant. The Company has contacted and encouraged such customers to migrate to current product versions. Moreover, the Company's products are generally integrated into enterprise systems involving complicated software products developed by other vendors. The most reasonably likely worst case scenario is that the Company may in the future be subject to claims based on Year 2000 problems in others' products, custom modifications made by third parties to the Company's products, or issues arising from the integration of multiple products within an overall system. Although the Company has not been a party to any litigation or arbitration proceeding to date involving its products or services and related to Year 2000 compliance issues, there can be no assurance that the Company will not in the future be required to defend its products or services in such proceedings, or to negotiate resolutions of claims based upon Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, and any liability of the Company for Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, operating results and financial condition.

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

    The Company is also subject to risk that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources and reduce available funds to correct or patch their current software systems for Year 2000 compliance. As a result, no assurance can be given that Year 2000 problems within the Company's existing or prospective customer base of retail organizations will not result in the deferral or cancellation of such organizations' decisions to license and implement information systems such as those offered by the Company. To the extent Year 2000 issues cause significant delays in, or cancellation of, decisions to purchase the Company's products or services, the Company's business, operating results and financial condition would be materially adversely affected. The Company believes that reduced year over year demand may be partially attributable to year 2000 issues. The Company's ability to deliver consulting services depends in part on the mobility of its consulting services personnel. To the extent that the domestic or international travel infrastructure is significantly affected by the century change, the Company's ability to deliver consulting services would be affected and the Company's business and operating results could be adversely impacted.

    The Company recognizes the need to ensure its internal operations will not be adversely impacted by Year 2000 software failures, and has established a project team to assess Year 2000 risks regarding the ability of the Company's internal systems to operate after December 31, 1999. The project team has identified and implemented changes to the Company's computer hardware and software applications to ensure availability and integrity of the Company's financial systems and the reliability of its operational systems. The Company converted its existing legacy accounting software to a Year 2000 compliant version in December 1998. This conversion was performed entirely by the Company's internal IS staff and the costs of modifying this software have been expensed as incurred. During September 1998, the Company selected a new time and billing system from an independent third party distributor. This system will replace an existing legacy system and will be used to accumulate and track billable hours incurred by the Company's consulting and customer support staff. The current project plan calls for this system to be fully implemented by September 1999, however, as part of its contingency plan, the Company modified its existing legacy system to be Year 2000 compliant in order to provide a safeguard against any potential movement in the implementation time frame of the new system. The conversion of the existing time and billing system was completed in April 1999. The Company has incurred approximately $50,000 to date on Year 2000 compliance activities and expects to incur no more than $40,000 to complete its Year 2000 compliance activities. These costs and the timing in which the Company plans to complete its Year 2000 modification and testing procedures are based on management's best estimates. However, there can be no assurance that the Company will timely identify and remediate all significant Year 2000 problems, or that any such remedial efforts will not have a material adverse effect on the Company's business, operating results and financial condition.

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

We May Not be Able to Manage Our Growth. Our business has grown rapidly in recent years, with revenues increasing from $47.8 million in 1996, to $91.8 million in 1997 and to $138.5 million in 1998. Our expansion resulted in substantial growth in our number of employees, the scope of our operating systems and the geographic distribution of our operations and customers during these periods. The rapid growth placed, and continues to place, a significant strain on our management and operations. For example, we believe that management realignments in connection with our international operations and the acquisition of Arthur Retail in June 1998 may have reduced the effectiveness of our sales efforts in Europe and Latin America during 1998. Our ability to compete effectively and to manage future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis; to expand, train, motivate and manage our work force, in particular our direct sales force and consulting services organization; and to deal effectively with third-party systems integrators and consultants. We reorganized our senior management in January 1999 by business units (Enterprise Systems, In-store Systems and Analytic Applications) and implemented a matrix organization that provides each of our geographic regions (the United States, EMEA, Asia/Pacific, Canada and Latin America) with full responsibility for direct sales, consulting services and operations. All management positions within this new organizational structure have been filled as of March 31, 1999 including promotions from within the Company to fill the open positions of Vice President - EMEA, Senior Vice President, Client Services, Senior Vice President, Technology, and the newly created position of Senior Vice President, Marketing. All members of the executive management Team have served in their current positions for less than two years. Our future growth and success depends in large part upon the ability of our executive management team to effectively manage expansion of our operations. We cannot guarantee that we will be able to manage our recent or any future growth, and any failure to do so would negatively effect our business, operating results and financial condition.

    If we resume our historical growth levels, we will have to recruit and hire a substantial number of other new employees, including consulting and product development personnel, both domestically and abroad. Our ability to undertake new projects and increase revenues is substantially dependent on the availability of consulting personnel to assist in the design, planning and implementation of our products and services. Consequently, we would not be able to grow our business at historical rates without adding significant numbers of trained consulting personnel. Moreover, if unable to adequately increase our consulting capacity, we would have to forego licensing opportunities or become more dependent on systems integrators and professional consulting firms to provide implementation services for our products. Due to the present uncertainty surrounding demand for our Enterprise and In-store Systems and recent declines in our software license revenues, we expect that consulting, maintenance and other services revenues may continue to increase as a percentage of total revenues. However, we expect only modest growth, if any, in the size of our services organization during 1999. If revenues fail to meet expectations following the hiring and training of new personnel, our operating results will decline. Due to the addition of significant numbers of new personnel, we have from time to time incurred significant start-up expenses, including leasing of office space and equipment, initial training costs and low utilization rates of new personnel. Such start-up expenses have in the past contributed and may in the future contribute to significant reductions in gross margin on consulting, maintenance and other services revenues and on overall gross margin. We cannot guarantee that start-up expenses incurred in connection with the hiring of additional technical personnel will not reduce future operating results.

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

    There Are Many Risks Associated with International Operations. Our international revenues, which include revenues from international subsidiaries and export sales, represented 46% of total revenues in the three months ended March 31, 1999 as compared with 45% and 55% of total revenues in fiscal 1998 and 1997, respectively. Although, we expect that international revenues will continue to account for a significant portion of our revenues for the foreseeable future, we remain cautious about our expectations regarding international operations in the near term. If our international operations grow, we must recruit and hire a number of new consulting, sales and marketing and support personnel in the countries we have or will establish offices. We have limited experience in developing localized versions of our products and in marketing and distributing our products internationally. International introductions of the Company's products often require a significant investment in advance of anticipated future revenues. The opening of our new offices typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, or that we will be successful at hiring, training or retaining such personnel. In addition, we cannot assure you that we will be able to successfully expand our international operations in a timely manner which could negatively impact our business, operating results and financial condition.

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

    Unstable economic conditions continue to effect the Asia/Pacific region and the March 31, 1999 receivable balances for the region have shown no improvement since December 31, 1998. Further, certain of the macro-economic factors affecting the Asia/Pacific region, including significant devaluation of currencies, began to appear in the Latin American region. Although we experienced slowing payment trends in the EMEA region during the second half of 1998, past due receivables in the Asia/Pacific, Latin American and EMEA regions have decreased 20% since December 31, 1998 with all of the improvement coming from payment of receivables that originated in the EMEA region. The Asia/Pacific, Latin American and EMEA regions represented 6%, 4% and 28%, respectively, of our revenues during the three months ended March 31, 1999. To the extent economic conditions in other geographic locations are adversely affected, our business, operating results and financial condition would decline.

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

    We Must Keep Pace With Technological Change To Remain Competitive. The computer software industry is subject to rapid technological change, changing customer requirements, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, our position in our existing markets, or other markets that we may enter, could be eroded rapidly by technological advancements not adopted by us, or through our failure to develop products and services and maintain strategic relationships that are compatible with industry standards. The lifecycles of our products are difficult to estimate. The products must keep pace with technological developments, conform to evolving industry standards and address increasingly sophisticated customer needs. We believe that we must continue to respond quickly to users' needs for broad functionality and multi-platform support and to advances in hardware and operating systems. Introduction of new products embodying new technologies and the emergence of new industry standards could render our products obsolete and unmarketable. We may experience future difficulties that could delay or prevent the successful development, introduction and marketing of new products, or that new products and product enhancements will meet the requirements of the marketplace and achieve market acceptance. If we are unable to develop and introduce products in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition will be hurt.

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

                           PART II: OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS:

         Bernat v. JDA Software Group, Inc., et al., Dist. of Arizona No. CIV'99-0065 PHX RGS and related cases.

         On January 13, 1999, Rod Bernat, an alleged shareholder of JDA Software Group, Inc., filed a securities class action lawsuit against the Company, its Co-Chief Executive Officers, Frederick M. Pakis and James D. Armstrong, its former Senior Vice President of Research and Development, Kenneth Desmarchais, and its former Chief Executive Officer, Brent W. Lippman, in U.S. District Court for the District of Arizona. The complaint filed in the lawsuit alleges that during the alleged class period, January 29, 1998 through January 5, 1999, the Company misrepresented its business, financial statements and business prospects to investors. The complaint further alleges that certain officers of the Company sold significant quantities of the Company's common stock during the alleged class period while the market price of the common stock was artificially inflated by the alleged misrepresentations. The plaintiffs seek designation of the action as a class action and damages for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission ("SEC"). Following the filing of the Bernat action, lawsuits were filed by Norman Wiss, Theodore J. Bloukos, Gwen Werboski, Elmer S. Martin, Linda May, Ivan Sommer, David Hesrick and Michael J. Corn all purporting to act on behalf of the same class of shareholders for the same class period, making substantially similar allegations. These actions are currently in the process of being consolidated into one action by the U. S. District Court. Management believes that the actions are without merit and intends to defend them vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         No matters submitted to a vote of security holders during the quarter ended March 31, 1999.

ITEM 5. OTHER INFORMATION:

         None

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




                              JDA SOFTWARE GROUP, INC.


Dated:  May 14, 1999          By:  /s/ Kristen L. Magnuson
                                  -----------------------------------
                                  Kristen L. Magnuson
                                  Chief Financial Officer
                                  (Principal Financial and Accounting
                                  Officer)

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                                 DESCRIPTION OF DOCUMENT

      2.1**       --       Asset Purchase Agreement dated as of June 4, 1998 by
                           and among JDA Software Group, Inc., JDA Software,
                           Inc. and Comshare, Incorporated.

      3.1***      --       Second Restated Certificate of Incorporation of the
                           Company together with Certificate of Amendment dated
                           June 12, 1998.

      3.2***      --       First Amended and Restated Bylaws.

      4.1*        --       Specimen Common Stock certificate.

      4.2*(1)     --       Stock Redemption Agreement among the Company, James
                           D. Armstrong and Frederick M. Pakis dated March 30,
                           1995.

      10.1*(1)    --       Form of Indemnification Agreement.

      10.2*(1)    --       1995 Stock Option Plan, as amended, and form of
                           agreement thereunder.

      10.3#(1)    --       1996 Stock Option Plan, as amended.

      10.4+(1)    --       1996 Employee Stock Purchase Plan, as amended, and
                           form of agreement thereunder.

      10.5*(1)    --       1996 Outside Directors Stock Option Plan and forms of
                           agreement thereunder.

      10.6***(1)  --       Employment Agreement between James D. Armstrong and
                           JDA Software, Inc. dated January 1, 1998.

      10.7***(1)  --       Employment Agreement between Frederick M. Pakis and
                           JDA Software, Inc. dated January 1, 1998.

      10.8#(1)    --       1998 Nonstatutory Stock Option Plan.

      10.9#(1)    --       1998 Employee Stock Purchase Plan.

      10.10+      --       Lease Agreement between The Manufacturers Life
                           Insurance Company and JDA Software Canada Ltd.
                           (formerly known as JDA Software Services Ltd.) dated
                           December 6, 1995 (North York, Ontario).

      10.11***    --       Lease Agreement between Opus West Corporation and JDA
                           Software Group, Inc. dated April 30, 1998, together with First Amendment dated June 30, 1998.

      10.12***    --       Real Estate Option Agreement and Escrow Instructions
                           between Mall at the Crossroads, Inc. and JDA Software
                           Group, Inc. dated June 8, 1998.

      10.13*      --       Lease Agreement between Holly Pond Associates Limited
                           Partnership and JDA Software, Inc. dated June 16,
                           1993 (Stamford, Connecticut).

      10.14+      --       Lease Agreement between Oxford Development Group,
                           Inc. and JDA Software Canada Ltd. (formerly known as
                           JDA Software Services Ltd.) dated July 11, 1994
                           (Calgary, Alberta)

      10.15**     --       Software License Agreement dated as of June 4, 1998
                           by and between Comshare, Incorporated and JDA
                           Software, Inc.

      10.16*(2)   --       License Agreement between Uniface Corporation and JDA
                           Software, Inc. dated February 9, 1994.

      10.17*(2)   --       Standard Value-Added Reseller Agreement between
                           Uniface Corporation and JDA Software, Inc. dated
                           February 9, 1994.

      10.18*(1)   --       JDA Software, Inc. 401(k) Profit Sharing Plan,
                           adopted as amended effective January 1, 1995.

      10.19#      --       Business Loan Agreement between Bank of America
                           Arizona and JDA Software, Inc. dated September 30,
                           1998.

      10.20***(1) --       Form of Amendment of Stock Option Agreement between
                           JDA Software Group, Inc. and Kristen L. Magnuson, amending certain stock options granted to Ms.
                           Magnuson pursuant to the JDA Software Group, Inc.
                           1996 Stock Option Plan on September 11, 1997 and
                           January 27, 1998.

      10.21++(1)  --       Form of Rights Agreement between the Company and
                           ChaseMellon Shareholder Services, as Rights Agent
                           (including as Exhibit A the Form of Certificate of
                           Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement

      10.22+++(1) --       Form of Incentive Stock Option Agreement between JDA
                           Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms.
                           Magnuson pursuant to the JDA Software Group, Inc.
                           1996 Stock Option Plan.

      27.1        --       Financial Data Schedule

----------

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

# Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed on March 31, 1999.

(1) Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(2)      Confidential treatment has been granted as to part of this exhibit.