Form 10-Q
period 1999-06-30
JDA SOFTWARE GROUP INC
filed 1999-08-16
CIK 1006892

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                 YES [X] NO [ ]

                  The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 23,725,572 as of July 31, 1999.

                            JDA SOFTWARE GROUP, INC.

                                    FORM 10-Q


                                TABLE OF CONTENTS

                                                                                                 Page No.
                                                                                                 --------
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998 .....        3

        Condensed Consolidated Statements of Income for the Three and Six
                 Months Ended June 30, 1999 and June 30, 1998 ...............................        4

        Condensed Consolidated Statements of Comprehensive Income for the Three and Six
                 Months ended June 30, 1999 and June 30, 1998 ...............................        5

        Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                 June 30, 1999 and June 30, 1998 ............................................        6

        Notes to Interim Condensed Consolidated Financial Statements ........................        8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ...........................................................       11

PART II: OTHER INFORMATION

Item 1. Legal Proceedings ...................................................................       27

Item 4. Submission of Matters to a Vote of Security Holders .................................       27

Item 5. Other Information ...................................................................       28

Item 6. Exhibits and Reports on Form 8-K ....................................................       28

Signature ...................................................................................       29

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            JDA SOFTWARE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                            JUNE 30,       DECEMBER 31,
                                                                                              1999             1998
                                                                                              ----             ----
CURRENT ASSETS:
     Cash and cash equivalents                                                             $  31,723        $ 42,376
     Marketable securities                                                                    39,786          36,316
     Accounts receivable, net                                                                 39,802          40,570
     Income tax receivable                                                                       777              --
     Deferred tax asset                                                                        2,268           2,121
     Prepaid expenses and other current assets                                                 5,151           5,003
                                                                                           ---------        --------
         Total current assets                                                                119,507         126,386

PROPERTY AND EQUIPMENT, NET                                                                   25,414          23,890
GOODWILL AND OTHER INTANGIBLES, NET                                                           33,821          36,039
DEFERRED TAX ASSET                                                                             6,328           6,549
MARKETABLE SECURITIES                                                                         12,729           6,697
                                                                                           ---------        --------
         Total assets                                                                      $ 197,799        $199,561
                                                                                           =========        ========

CURRENT LIABILITIES:
     Accounts payable                                                                       $  3,229        $  4,834
     Accrued expenses and other liabilities                                                   15,358          16,336
     Deferred revenue                                                                          6,922           6,894
                                                                                           ---------        --------
         Total current liabilities                                                            25,509          28,064

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value.  Authorized 2,000,000 Shares; None issued or                --              --
         outstanding
     Common stock, $.01 par value.  Authorized 50,000,000 Shares; Issued and
         outstanding 23,725,572 and 23,419,808, respectively                                     237             234
     Additional paid in capital                                                              174,409         172,417
     Accumulated deficit                                                                       (920)           (430)
     Accumulated other comprehensive loss                                                    (1,436)           (724)
                                                                                           ---------        --------
         Total stockholders' equity                                                          172,290         171,497
                                                                                           ---------        --------
                  Total liabilities and stockholders' equity                               $ 197,799        $199,561
                                                                                           =========        ========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDA SOFTWARE GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                             THREE MONTHS                     SIX MONTHS
                                                              ENDED JUNE 30,                 ENDED JUNE 30,
                                                           ------------------             ------------------
                                                           1999          1998             1999          1998
                                                           ----          ----             ----          ----
REVENUES:
     Software licenses                                   $ 10,669       $ 12,312        $ 18,093        $ 24,361
     Consulting, maintenance and other services            26,507         23,374          54,269          42,218
                                                         --------       --------        --------        --------
         Total revenues                                    37,176         35,686          72,362          66,579
                                                         --------       --------        --------        --------
COST OF REVENUES:
     Software licenses                                        529            603           1,013           1,108
     Consulting, maintenance and other services            17,355         16,045          35,681          29,889
                                                         --------       --------        --------        --------
         Total cost of revenues                            17,884         16,648          36,694          30,997
                                                         --------       --------        --------        --------
GROSS PROFIT                                               19,292         19,038          35,668          35,582
                                                         --------       --------        --------        --------
OPERATING EXPENSES:
     Product development                                    6,180          4,753          11,794           9,032
     Sales and marketing                                    6,385          4,600          12,878           8,496
     General and administrative                             5,240          3,254           9,315           6,313
     Amortization of intangibles                            1,103            163           2,225             227
     Purchased in-process research and development             --         17,000              --          17,000
     Restructuring and asset disposition charge                --             --           2,111              --
                                                         --------       --------        --------        --------
         Total operating expenses                          18,908         29,770          38,323          41,068
                                                         --------       --------        --------        --------

INCOME (LOSS) FROM OPERATIONS                                 384        (10,732)         (2,655)         (5,486)
     Other income, net                                        916            846           1,839           1,175
                                                         --------       --------        --------        --------

INCOME (LOSS) BEFORE INCOME TAXES                           1,300         (9,886)           (816)         (4,311)
     Income tax provision (benefit)                           520         (4,228)           (326)         (2,137)
                                                         --------       --------        --------        --------

NET INCOME (LOSS)                                        $    780       $ (5,658)       $   (490)       $ (2,174)
                                                         ========       ========        ========        ========

BASIC EARNINGS (LOSS) PER SHARE                          $    .03       $   (.26)       $   (.02)       $   (.10)
                                                         ========       ========        ========        ========
DILUTED EARNINGS (LOSS) PER SHARE                        $    .03       $   (.26)       $   (.02)       $   (.10)
                                                         ========       ========        ========        ========
SHARES USED TO COMPUTE:
     Basic earnings per share                              23,724         22,108          23,636          20,987
                                                         ========       ========        ========        ========
     Diluted earnings per share                            23,724         22,108          23,636          20,987
                                                         ========       ========        ========        ========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDA SOFTWARE GROUP, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (in thousands, unaudited)


                                                        THREE MONTHS                   SIX MONTHS
                                                         ENDED JUNE 30,                ENDED JUNE 30,
                                                      -------------------           -------------------
                                                      1999           1998           1999           1998
                                                      ----           ----           ----           ----
NET INCOME (LOSS)                                  $   780        $(5,658)       $  (490)       $(2,174)

OTHER COMPREHENSIVE LOSS:
     Foreign currency translation adjustment           (83)          (429)          (712)          (224)
                                                   -------        -------        -------        -------
COMPREHENSIVE INCOME (LOSS)                        $   697        $(6,087)       $(1,202)       $(2,398)
                                                   -------        -------        -------        -------





            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            JDA SOFTWARE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                                    SIX MONTHS
                                                                                                  ENDED JUNE 30,
                                                                                                  --------------
                                                                                               1999             1998
                                                                                               ----             ----
OPERATING ACTIVITIES:

     Net loss                                                                                $    (490)       $  (2,174)
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                           5,888            2,451
         Provision for doubtful accounts                                                         1,950              301
         Net loss on disposal of property and equipment                                            218               --
         Write-off of purchased in-process research and development                                 --           17,000
         Deferred income taxes                                                                      74           (6,896)

     Changes in assets and liabilities:
         Accounts receivable                                                                    (1,182)          (9,922)
         Income tax receivable                                                                    (777)              --
         Prepaid expenses and other current assets                                                (148)          (4,107)
         Accounts payable                                                                       (1,605)             576
         Accrued expenses and other liabilities                                                   (932)             981
         Income taxes payable                                                                       --            2,672
         Deferred revenue                                                                           28            2,685
                                                                                             ---------        ---------
              Net cash provided by operating activities                                          3,024            3,567
                                                                                             ---------        ---------

INVESTING ACTIVITIES:

     Purchase of marketable securities                                                        (105,396)        (224,411)
     Sales of marketable securities                                                             14,349            3,006
     Maturities of marketable securities                                                        81,545          205,369
     Purchase of Arthur Retail Business Unit                                                        --          (44,000)
     Purchase of property and equipment                                                         (6,649)          (7,461)
     Proceeds from disposal of property and equipment                                            1,237               --
                                                                                             ---------        ---------
              Net cash used in investing activities                                            (14,914)         (67,497)
                                                                                             ---------        ---------

FINANCING ACTIVITIES:

     Issuance of common stock - secondary offering                                                  --           99,634
     Issuance of common stock - stock option plan                                                  421            4,008
     Issuance of common stock - employee stock purchase plan                                     1,574              434
     Tax benefit - stock options and employee stock purchase plan                                   --            1,914
     Payments on capital lease obligations                                                         (46)             (22)
                                                                                             ---------        ---------
              Net cash provided by financing activities                                          1,949          105,968
                                                                                             ---------        ---------

Effect of exchange rates on cash                                                                  (712)            (224)
                                                                                             ---------        ---------

Net (decrease) increase in cash and cash equivalents                                           (10,653)          41,814
                                                                                             ---------        ---------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  42,376           27,304
                                                                                             ---------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $  31,723        $  69,118
                                                                                             =========        =========

                            JDA SOFTWARE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                                    SIX MONTHS
                                                                                                  ENDED JUNE 30,
                                                                                                  --------------
                                                                                               1999             1998
                                                                                               ----             ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for:

         Interest                                                                             $    26      $        6
                                                                                              =======      ==========
         Income taxes                                                                         $ 1,288      $      311
                                                                                              =======      ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

     Acquisition of the Arthur Retail Business Unit:

         In-process research and development                                                               $ (17,000)
         Developed software and other intangibles                                                             (7,700)
         Goodwill                                                                                            (24,840)
         Liabilities assumed                                                                                   5,540
                                                                                                           ---------
                     Net cash used to purchase the Arthur Retail Business Unit                             $ (44,000)
                                                                                                           =========







            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            JDA SOFTWARE GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, EXCEPT PERCENTAGES, SHARES,
                   PER SHARE AMOUNTS, OR AS OTHERWISE STATED)
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.       EARNINGS PER SHARE

         Shares used in the earnings per share calculation are as follows. Common stock equivalents have been excluded from the earnings (loss) per share calculation for the three and six months ended June 30, 1999 and 1998 as their effect is not dilutive:

                                                                 THREE MONTHS                    SIX MONTHS
                                                                ENDED JUNE 30,                 ENDED JUNE 30,
                                                                --------------                 --------------
                                                              1999            1998          1999           1998
                                                              ----            ----          ----           ----
         Shares--Basic earnings per share..............       23,724        22,108        23,636          20,987
         Dilutive common stock equivalents.............           --            --            --              --
                                                              ------        ------        ------          ------
         Shares--Diluted earnings per share............       23,724        22,108        23,636          20,987
                                                              ======        ======        ======          ======


3.     SEGMENT DISCLOSURES

         The Company provides enterprise-wide software products and a full-range of consulting and support services exclusively to the retail industry. The Company conducts business in five geographic regions that have separate management teams and reporting infrastructures: the United States, EMEA (Europe, Middle East and Africa), Asia/Pacific, Canada and Latin America. Similar products and services are offered in each geographic region and local management is evaluated primarily based on total revenues and operating income. Through the year ended December 31, 1998, the Company disclosed segmental revenues, income
(loss) from operations, and identifiable assets based on these geographic regions. The geographic distribution of the Company's revenues for the three and six-months ended June 30, 1999 and 1998 is as follows:

                                                                    THREE MONTHS                    SIX MONTHS
                                                                     ENDED JUNE 30,                 ENDED JUNE 30,
                                                                     --------------                 --------------
                                                                  1999            1998          1999           1998
                                                                  ----            ----          ----           ----
         United States                                         $  22,652      $ 21,472       $43,002         $39,710

         EMEA                                                     11,531        10,854        21,896          20,497
         Asia/Pacific                                              1,551         1,487         3,779           2,875
         Canada                                                    2,299         2,733         5,380           5,447
         Latin America                                             3,288         1,261         4,823           2,719
                                                               ---------      --------       -------         -------
              Total International                                 18,669        16,335        35,878          31,538
                                                               ---------      --------       -------         -------
         Sales and transfers among regions.                       (4,145)       (2,121)       (6,518)         (4,669)
                                                               ---------      --------       -------         -------
                   Total revenues                              $  37,176      $ 35,686       $72,362         $66,579
                                                               =========      ========       =======         =======

         Beginning in 1999, the Company also implemented an organizational structure to manage its business along three primary product categories (the "Operating Segments"): Enterprise Systems that distribute data throughout a retail enterprise and provide decision support for inventory control, cost and price management, purchase order management, automated replenishment, merchandise planning and allocation; In-store Systems that enable a retailer to capture and analyze operational information and transmit such information to corporate-level systems for sales and other analysis; and Analytic Applications that provide a comprehensive set of tools for analyzing business results and trends, monitoring strategic plans and enabling tactical decisions. A summary of the Company's revenues and operating income (loss) by Operating Segments for the three and six-months ended June 30, 1999 and 1998 is as follows:


                                                                    THREE MONTHS                    SIX MONTHS
                                                                     ENDED JUNE 30,                 ENDED JUNE 30,
                                                                     --------------                 --------------
                                                                  1999            1998          1999           1998
                                                                  ----            ----          ----           ----
         Revenues:
              Enterprise Systems                              $   21,261      $ 24,966      $ 44,181       $  49,687
              In-store Systems                                     6,072         6,810        11,026          11,979
              Analytic Applications                                9,843         3,910        17,155           4,913
                                                              ----------      --------      --------       ---------
                   Total revenues                             $   37,176      $ 35,686      $ 72,362       $  66,579
                                                              ==========      ========      ========       =========



                                                                    THREE MONTHS                    SIX MONTHS
                                                                    ------------                    ----------
                                                                    ENDED JUNE 30,                 ENDED JUNE 30,
                                                                  1999            1998          1999           1998
                                                                  ----            ----          ----           ----
         Operating income (loss):
              Enterprise Systems                                $    975     $   5,406      $  2,456       $  12,199
              In-store Systems                                     1,646         2,451         2,519           3,749
              Analytic Applications                                2,070       (15,027)        2,571         (14,760)
              Other                                               (4,307)       (3,562)      (10,201)         (6,674)
                                                                --------     ---------      --------       ---------
                   Total income (loss) from operations          $    384     $ (10,732)     $ (2,655)      $  (5,486)
                                                                ========     =========      ========       =========


         The operating incomes (losses) shown for Enterprise Systems, In-store Systems and Analytic Applications include allocations for occupancy costs, depreciation expense, and amortization of related intangibles. All other non-allocated expenses that are not directly identified with a particular Operating Segment are reported under the caption "Other" including the $2.1 million restructuring and asset disposition charge that was recorded during the three months ended March 31, 1999. The operating loss shown for Analytical Applications for the three and six months ended June 30, 1998 includes $17.0 million of purchased in-process research and development that was expensed in connection with the acquisition of the Arthur Retail Business Unit in June 1998.

The Company continues to identify assets according to geographic region. There were no material changes in identifiable assets among geographic regions during the three and six-months ended June 30, 1999.

4.     RESTRUCTURING AND ASSET DISPOSITION CHARGE

         The Company recorded a $2.1 million restructuring and asset disposition charge during the first quarter of 1999. The restructuring initiatives involved a workforce reduction of over 50 full-time employees in the United States and Europe ($1.4 million), the closure of three unprofitable locations in Germany, France and South Africa ($226,000), the disposal of property and equipment related to the closure of these locations and the consolidation of the Company's corporate operations into one facility ($507,000), and the release of over 80 subcontractors worldwide. All workforce reductions were made on or before March 31, 1999. As of June 30, 1999, the Company had utilized approximately $1.7 million of the related reserve and anticipates that substantially all of the remaining reserve will be utilized during 1999.

5.       EMPLOYEE STOCK PURCHASE PLAN

         On March 4, 1999, the Board of Directors approved the formation of a new employee stock purchase plan, that was subsequently approved by the shareholders at the 1999 Annual Meeting of Stockholders (the "1999 Purchase Plan"). The 1999 Purchase Plan provides for an initial share reserve of 750,000 shares of common stock, which amount will be increased on August 1st of each year (beginning August 1, 2000 and ending August 1, 2009) by an amount equal to the lesser of 750,000 shares or an amount determined by the Board of Directors. The 1999 Purchase Plan will be implemented in six-month offering periods commencing August 16, 1999. Eligible employees may purchase common stock semi-annually under the 1999 Purchase Plan at 85% of the lesser of (1) the fair market value on the first day of the offering period, or (2) the fair market value on the date of purchase.

6.       LEGAL PROCEEDINGS

         Bernat v. JDA Software Group, Inc., et al., Dist. of Arizona No. CIV'99-0065 PHX RGS and related cases.

         On January 13, 1999, Rod Bernat, an alleged shareholder of JDA Software Group, Inc., filed a securities class action lawsuit against the Company, its Co-Chief Executive Officers, Frederick M. Pakis and James D. Armstrong, its former Senior Vice President Of Research and Development, Kenneth Desmarchais, and its former Chief Executive Officer, Brent W. Lippman, in U.S. District Court for the District of Arizona. The complaint filed in connection with the lawsuit alleged that during the alleged class period, January 29, 1998 through January 5, 1999, the Company misrepresented its business, financial statements and business prospects to investors. The complaint further alleged that certain officers of the Company sold significant quantities of the Company's common stock during the alleged class period while the market price of the common stock was artificially inflated by the alleged misrepresentations. Plaintiffs seek designation of the action as a class action and damages for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission ("SEC"). Following the filing of the Bernat action, lawsuits were filed by Norman Wiss, Theodore J. Bloukos, Gwen Werboski, Elmer S. Martin, Linda May, Ivan Sommer, David Hesrick and Michael J. Corn all purporting to act on behalf of the same class of shareholders for the same class period, making substantially similar allegations. On March 25, 1999, the District Court consolidated these lawsuits into one case. On May 5, 1999, pursuant to the Private Securities Litigation Reform Act of 1995, the District Court appointed as lead plaintiffs in the consolidated case M. Broenner, A. Gruss, Jerald Politzer, Far West Partners, L.P., Marc Trandel, Sam Pallin and Ben R. Wilson. On July 23, 1999, Marc Trandel, Sam Pallin, M. Broenner, A. Gruss and Jerald Politzer, allegedly as lead plaintiffs, filed a Consolidated and Amended Class Action Complaint ("Consolidated Complaint"). The Consolidated Complaint alleges a new class period of December 1, 1997 through July 30, 1998, which is substantially shorter than the class period alleged in the original complaints. The Consolidated Complaint alleges that during the new class period, JDA and the individual defendants failed to disclose alleged difficulties JDA was allegedly having with the development of the ODBMS product. The Consolidated Complaint does not allege that the Company made any misrepresentations in its financial statements. Also on July 23, 1999, Jerald Politzer and Donald Seligman filed a separate complaint in this litigation alleging claims under Sections 11, 12(2) and 15 of the Securities Act of 1933. They allege that the Company failed to disclose in its prospectus and registration statement for its secondary offering of securities on May 5, 1998, alleged difficulties JDA was allegedly having with the development of the ODBMS product. Management believes that the actions are without merit and intends to defend them vigorously.

7.       NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") that is effective for fiscal years beginning after June 15, 1999. The FASB subsequently delayed the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The delay, published as Statement of Financial Accounting Standards No. 137, applies to quarterly and annual financial statements. The Company has not completed the process of evaluating the impact that will result from the adoption of SFAS No. 133; however, on a preliminary basis, management does not believe that eventual adoption will have a significant impact on the Company's financial statements.

8.       RECLASSIFICATIONS

         Certain reclassifications have been made to the 1998 financial statements to conform to the June 30, 1999 presentation.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This report on Form 10-Q contains forward-looking statements. Such statements generally concern future operating results, capital expenditures, product development and enhancements, numbers of personnel, strategic relationships with third parties, liquidity and strategy. The forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate" or other words that convey uncertainty of future events or outcomes. We have based such forward-looking statements on our current plans, intentions, expectations, estimates and assumptions, which are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in this document. Discussion containing such forward-looking statements may be found in Notes 4 and 7 of Notes to Interim Condensed Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Overview," "Recent Developments," "Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998," "Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998," "Liquidity and Capital Resources," "Year 2000 Compliance," "Euro Currency," and "Certain Risks." Investors are encouraged to consider carefully these risks in evaluating us and before purchasing our stock.

OVERVIEW

    JDA is a global provider of integrated enterprise-wide software products and services that address the mission-critical and valued-added management information needs of the entire retail supply chain. The Company's software products are organized along three business units: Enterprise Systems, In-store Systems, and Analytic Applications. The Company offers a wide range of professional services through its consulting and customer support organizations, including project management, system planning, design and implementation, custom modifications, training and support services.

    JDA has historically derived a significant portion of its revenues from software licenses and consulting, maintenance and other services relating to its IBM AS/400-based Merchandise Management System ("MMS"). Total revenues from the MMS product line represented 40% and 43% of the Company's total revenues during the three and six months ended June 30, 1999, respectively, versus 45% in fiscal 1998 and 56% in fiscal 1997. Although the Company expects MMS revenues to continue to represent a significant portion of total revenues for the foreseeable future, MMS revenues as a percentage of total revenues may continue to decline as a result of reduced demand for MMS and/or increased revenues attributable to the Company's other product lines.

    Software license revenues and consulting, maintenance and other services revenues represented 29% and 71%, respectively, of JDA's total revenues during the three months ended June 30, 1999, versus 31% and 69%, respectively in fiscal 1998, and 46% and 54%, respectively, in fiscal 1997. JDA's overall revenue mix was affected during fiscal 1998 by lower than anticipated software license revenues in its international markets during the second and third quarters of 1998, and then in both international and domestic markets in the fourth quarter of 1998. Software license revenues from the Company's international markets have shown improvement during the first half of 1999; however, the overall software mix continues to be impacted by a downturn in demand for domestic software licenses. While the Company believes its software license pipeline for the second half of 1999 is somewhat stronger than the first half of 1999, management remains very cautious about the possibility of a lock-down on all new major capital expenditures by retailers as the millenium change nears. The following table sets forth a quarterly comparison of 1997, 1998 and 1999 domestic and international software license revenues:

                                     1997                                       1998
                          ---------------------------   -------------------------------------------------------
                                                                         % CHANGE                      % CHANGE
       QUARTER ENDED        DOMESTIC    INTERNATIONAL     DOMESTIC       VS. 1997    INTERNATIONAL     VS. 1997
     ---------------      ------------  -------------   ------------   ------------  -------------   ----------
     March 31,              $  3,456      $  4,409        $  7,123          106%       $  4,926           12%
     June 30,                  4,357         5,201           8,302           91%          4,010          (23)%
     September 30,             3,730         6,336           8,581          130%          3,775          (40)%
     December 31,              5,793         8,759           3,204          (45)%         3,421          (61)%
                            --------      --------        --------                     --------
                            $ 17,336      $ 24,705        $ 27,210           57%       $ 16,132          (35)%
                            ========      ========        ========                     ========



                                     1998                                       1999
                          ---------------------------   -------------------------------------------------------
                                                                         % CHANGE                      % CHANGE
       QUARTER ENDED        DOMESTIC    INTERNATIONAL     DOMESTIC       VS. 1998    INTERNATIONAL     VS. 1998
     ---------------      ------------  -------------   ------------   ------------  -------------   ----------
     March 31,              $  7,123      $  4,926        $  3,538          (50)%      $  3,886          (21)%
     June 30,                  8,302         4,010           2,847          (66)%         7,822           95%
                            --------      --------        --------                     --------
                            $ 15,425      $  8,936        $  6,385          (59)%      $ 11,708           31%
                            ========      ========        ========                     ========


     Software license revenues in each of the Company's product line business units, including Enterprise Systems, increased sequentially during the second quarter of 1999. However, with the exception of Analytic Applications, the Company continues to experience a downturn in overall demand versus 1998 for its product lines (Enterprise Systems and In-Store Systems). In particular, sales of the Company's ODBMS product have failed to meet the Company's expectations. The Company believes that sales of ODBMS have been affected by a significant drop-off in demand related to the millennium change, external and internal marketing issues, increased competition, and a limited number of referenceable implementations. Moreover, the ODBMS product is highly complex and sophisticated. As the Company believes is typical of client/server software products, the Company has detected and is attempting to address certain design and stability problems in early versions of the ODBMS product. Since implementation of ODBMS generally involves customer-specific customization and integration with a variety of hardware and software systems developed by third parties, each version of the product may contain undetected errors when first released. The Company has only discovered and evaluated certain of these problems after the ODBMS product has been implemented and used by the customer with live data over time, with different computer systems and in a variety of applications and environments.

    The precise nature of the decline in demand for the Company's other products cannot be determined. However, the Company believes it may result from a combination of deferred purchasing decisions caused by uncertainty related to the millennium change, elongated sales cycles, ongoing weakness in international economies and increased competition.

    Consulting, maintenance and other services revenues are derived from a range of services, including system design and implementation and, to a lesser extent, software maintenance, support and training. Consulting, maintenance and other services revenues are generally more predictable but generate significantly lower gross margins than software revenues. The Company has increased the size of its services organization over the past two years in anticipation of an increased mix of consulting, maintenance and other services revenues in both domestic and international markets, and continued market acceptance of its newer client/server product lines, which require longer implementation cycles. In the past, the Company has experienced some seasonality in the mix of service revenues in relation to total revenues as a result, the Company believes, of retailers' preferred implementation timing and the Company's expansion, particularly in international markets. In light of the current uncertainty regarding demand for the Company's Enterprise and In-store Systems, the Company currently anticipates that consulting, maintenance and other services revenues may continue to increase as a percentage of total revenues. As a result of declining new software sales in Europe, the Company took specific actions in the fourth quarter of 1998 and first quarter of 1999 to reduce the consulting services workforce in that region and eliminate the subcontractors that were being used to supplement the implementation staff. Further, in response to the decreased demand for new software licenses, the Company is focusing on the replacement of implementation and other service revenues associated with new software sales, with sales of new and expanded services to its existing customer base. These services will include a global 24-hour customer support service centralized in the Company's corporate offices and optimum service offerings for point-of-sale customers. The Company expects only modest growth, if any, in the overall size of its services organization over the remaining quarters of 1999.

    The Company has pursued a strategy of addressing international markets by developing localized versions of its products and establishing international subsidiaries with direct sales and consulting capabilities. International revenues represented 52% and 49% of total revenues for the three months and six months ended June 30, 1999, as compared with 45% and 55% in the fiscal years ended December 31, 1998 and 1997, respectively. Consulting, maintenance and other services in support of international software licenses typically have had lower gross margins than those achieved domestically due to higher costs or generally lower prevailing billing rates in certain of the Company's international markets. Therefore, significant growth in the Company's international operations may result in declines in gross margins on consulting, maintenance and other services.

      The Company had net receivables of $39.8 million, or 97 days sales outstanding ("DSOs") at June 30, 1999, compared to $40.6 million, or 113 DSOs at December 31, 1998. The Company provided additional bad debt reserves of $1.3 million during the second quarter of 1999. This increase resulted primarily from two large bankruptcies during the second quarter; increased delinquencies in the domestic receivables and an increase in the Company's general reserve. The Company believes that the bankruptcies are isolated instances in highly competitive retail situations. There was no significant improvement in delinquent Asia/Pacific receivables during the second quarter of 1999; however, the composition of the receivables in the region is improving, shifting away from Indonesia, Hong Kong, and Malaysia to more favorable economic environments such as Japan and Australia.

    The Company remains cautious about its expectations regarding international and domestic operations in the near term. The Company expects its operating results to continue to be less predictable in the future then was the case historically as a result of uncertainties in certain geographic regions and weakness in demand for its software products, possibly related, in part to the millenium change. Management believes these economic conditions and uncertainties could continue to adversely impact the Company's business, operating results and financial condition for an indefinite period of time. So long as software license revenues remain at reduced levels due to deferred purchasing decisions or budgetary lock-downs caused by uncertainty related to the millenium change, the Company will attempt to moderate its operating expenses to remain at break-even to slightly profitable operating levels.

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

RECENT DEVELOPMENTS

     On July 28, 1999, the Company announced that Co-Chairman and Co-Chief Executive Officer Frederick M. Pakis resigned as Co-Chief Executive Officer and would continue in his capacity as Co-Chairman effective immediately. James D. Armstrong will serve as the Company's sole Chief Executive Officer while continuing to share Co-Chairman responsibilities with Mr. Pakis.

    On June 10, 1999, the Company announced the availability of MMS.com, an e-commerce merchandizing solution designed to enable retailers to establish a secure, integrated virtual store on the Internet. MMS.com, which is also referred to as JDA Webstore, is based on IBM's Net.Commerce merchant server software and is designed to deliver a scalable and dynamic online commerce engine that supports a wide variety of buying processes and transaction types including virtual shopping carts, online catalogs, sales promotions, shipping options and customer-controlled order checking.

     The Company recorded a $2.1 million restructuring and asset disposition charge during the first quarter of 1999. The restructuring initiatives involved a workforce reduction of over 50 full-time employees in the United States and Europe ($1.4 million), the closure of three unprofitable locations in Germany, France and South Africa ($226,000), the disposal of property and equipment related to the closure of these locations and the consolidation of the Company's corporate operations into one facility ($507,000), and the release of over 80 subcontractors worldwide. All workforce reductions were made on or before March 31, 1999. As of June 30, 1999, the Company had utilized approximately $1.7 million of the related reserve and anticipates that substantially all of the remaining reserve will be utilized during 1999.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Revenues

    Total revenues for three months ended June 30, 1999 were $37.2 million, an increase of 4% over the $35.7 million reported in the comparable quarter of 1998. Revenues consisted of software licenses and consulting, maintenance and other services, which represented 29% and 71%, respectively, of total revenues during the three months ended June 30, 1999, and 35% and 65%, respectively in the comparable quarter of 1998.

    Software Licenses. Software license revenues for the three months ended June 30, 1999 were $10.7 million, a decrease of 13% from the $12.3 million reported in the comparable quarter of 1998. Domestic software license revenues decreased 66% between the comparable quarters, offset in part by a 95% increase in international software license revenues. The international software license results include increases in each of the EMEA (46%) and Asia/Pacific (149%) regions, and $1.8 million in license revenues from the Latin America region versus none in the prior year quarter. Enterprise Systems and In-Store Systems software license revenues decreased 37% and 47%, respectively between quarters. Analytic Applications software license revenues increased 80% between quarters primarily as a result of additional software license revenues from the Arthur Retail Business Unit that was acquired by the Company in June 1998. While the Company believes its software license pipeline for the second half of 1999 is somewhat stronger than the first half of 1999, management remains very cautious about the possibility of a lock-down on all new major capital expenditures by retailers as the millenium change nears.

    Consulting, Maintenance and Other Services. Consulting, maintenance and other services revenues for the three months ended June 30, 1999 were $26.5 million, an increase of 13% over the $23.4 million reported in the comparable quarter of 1998. This increase results primarily from the additional consulting and maintenance revenues related to the Arthur Retail Business Unit. Domestic consulting, maintenance and other services revenues increased 32% between the comparable quarters, offset in part by a 4% decrease in international consulting, maintenance and other services revenues. The Company anticipates that consulting, maintenance and other services revenues will continue at the current run rate during the remainder of 1999. In response to the decreased demand for new software licenses, the Company is focusing on the replacement of implementation and other service revenues associated with new software sales, with sales of new and expanded services to its existing customer base. These services include a global 24-hour customer support service centralized in the Company's corporate office and an optimum service offering for point-of-sale customers.

Cost of Revenues

    Cost of software license revenues was $529,000 for the three months ended June 30, 1999 as compared to $603,000 in the comparable quarter of 1998. Cost of software licenses represented 5% of software license revenues in each of these periods. Consulting, maintenance and other services costs for the three months ended June 30, 1999 were $17.4 million, an increase of 8% over the $16.0 million reported in the comparable quarter of 1998. The consulting, maintenance and other services organization increased by 6% between periods, and as of June 30, 1999, there were 652 employees involved in these functions worldwide. The Company expects only modest growth, if any, in the overall size of its services organization over the remaining quarters of 1999.

Gross Profit

    Gross profit for the three months ended June 30, 1999 was $19.3 million, an increase of 1% over the $19.0 million reported in the comparable quarter of 1998. Gross profit, as a percentage of total revenues, decreased from 53% to 52% between the comparable quarters. This decrease is attributable to the higher mix of consulting, maintenance and other services revenues as a percentage of total revenues during the three months ended June 30,

1999. The Company's service margins increased between the comparable quarters from 31% to 35%. This improvement reflects the favorable impact of increases in the Company's maintenance base, both from the Arthur Retail acquisition and core JDA products, higher average billing rates in the Company's consulting practice, and the elimination of outside contractors in Europe.

    The Company anticipates that service margins will be lower during the remaining quarters of 1999 as two new programs will be implemented. The first involves the centralization of post implementation support services to provide 24-hour global support from the Company's corporate offices. During the transition period the Company will incur certain redundant costs. Second, in response to the rapid growth of the services organization over the past two years, the Company plans to make a renewed investment in the training of its associates by requiring successful completion of certification programs for each product line. Although this program will result in slightly lower utilization rates during the remaining quarters of 1999, the Company anticipates that the initiative will enable it to achieve improved margins in the future.

Operating Expenses

    Product Development. Product development expenses for the three months ended June 30, 1999 were $6.2 million, an increase of 30% over the $4.8 million reported in the comparable quarter of 1998. Product development expenses as a percentage of total revenues increased between the comparable quarters from 13% to 17%. This increase results primarily from development activities associated with new product initiatives including Active DSS, the next versions of the Arthur Suite, the MMS.com e-commerce strategy, and experimental work with the Microsoft sequel server 7.0 engine. In addition, the Company continues to focus on the feature, functionality and stability of all its product lines including ODBMS and Win/DSS. The Company increased its product development staff by 9% between the comparable quarters and as of June 30, 1999, there were 203 employees involved in the product development function. The Company expects product development expenses for 1999 to be between $25.0 million and $30.0 million. The development efforts will focus on enhancements to existing products that address product quality and the requirements for utilization with emerging standard operating platforms such as Microsoft's ActiveStore initiative, increased systems interoperability, international issues such as the adoption of the Euro, and continued enhancement of the MMS.com product and other intranet, extranet and Internet business solutions that integrate industry standard e-commerce software into current and future e-commerce products. The Company believes its current process for developing software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized. The Company anticipates product development expenses will increase sequentially in each of the remaining quarters of 1999.

    Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 1999 were $6.4 million, an increase of 39% over the $4.6 million reported in the comparable quarter of 1998. Sales and marketing expenses, as a percentage of total revenues, increased between the comparable quarters from 13% to 17%. The Company's worldwide sales and marketing staff was static between the comparable quarters and as of June 30, 1999, there were 105 employees involved in this function. The Company will continue to realign its sales force to match the demands within product lines and geographic region, and anticipates only modest sequential expansion of its worldwide sales and marketing staff in each of the remaining quarters of 1999.

    General and Administrative. General and administrative expenses for the three months ended June 30, 1999 were $5.2 million, an increase of 61% over the $3.3 million reported in the comparable quarter of 1998. General and administrative expense, as a percentage of total revenues, increased between the comparable quarters from 9% to 14%. The increase results from additional administrative personnel in the Company's domestic and international operations, depreciation on purchases of property and equipment related to the Company's expansion, and the incremental costs of Arthur Retail Business Unit. In addition, general and administrative expenses increased $1.1 million sequentially over the first quarter of 1999 as a result of two events: (1) Duplicate rent and other non-recurring charges of approximately $400,000 related to the consolidation and relocation of the Company's corporate offices, and (2) a $700,000 increase in the bad debt provision associated with two large domestic bankruptcies. The Company anticipates that its quarterly general and administrative expenses will return to first quarter 1999 levels for the remainder of 1999.

    Amortization of Intangibles. Amortization of intangibles consists primarily of amortization on goodwill and other intangibles recorded in connection with the acquisition of Arthur Retail Business Unit in June 1998.

Provision for Income Taxes

    The Company's effective income tax rate reflects statutory federal, state and foreign tax rates, partially offset by reductions for research and development expense tax credits. From time to time, the Company may be subject to audit by federal, state and/or foreign taxing authorities. The Company is currently undergoing an audit of its fiscal 1996 and 1997 Federal Income Tax Returns. The Company has received preliminary correspondence from the Internal Revenue Service challenging the determination of the Company's 1996 and 1997 research and development expense tax credits. A final report on the audit has not yet been issued, and accordingly, management is unable to determine the impact of the audit at this time.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Revenues

    Total revenues for six months ended June 30, 1999 were $72.4 million, an increase of 9% over the $66.6 million reported in the comparable period of 1998. Revenues consisted of software licenses and consulting, maintenance and other services, which represented 25% and 75%, respectively, of total revenues during the six months ended June 30, 1999, and 37% and 63%, respectively in the comparable period of 1998.

    Software Licenses. Software license revenues for the six months ended June 30, 1999 were $18.1 million, a decrease of 26% from the $24.4 million reported in the comparable period of 1998. Domestic software license revenues decreased 59% between the comparable periods, offset in part by a 31% increase in international software license revenues. The international software license results include increases in each of the EMEA (20%) Asia/Pacific (90%) and Latin America (326%) regions. Enterprise Systems and In-Store Systems software license revenues decreased 51% and 49%, respectively between periods. Analytic Applications software license revenues increased 112% between periods primarily as a result of additional software license revenues from the Arthure Retail Business Unit that was acquired by the Company in June 1998.

    Consulting, Maintenance and Other Services. Consulting, maintenance and other services revenues for the six months ended June 30, 1999 were $54.3 million, an increase of 29% over the $42.2 million reported in the comparable period of 1998. Although the Company experienced increases in service revenues from each product line, the overall increase results primarily from the additional consulting and maintenance revenues related to the Arthur Retail Business Unit. Domestic and international consulting, maintenance and other services revenues increased 49% and 9%, respectively, between the comparable periods.

Cost of Revenues

    Cost of software license revenues was $1.0 million for the six months ended June 30, 1999 compared to $1.1 million in the comparable period of 1998. Cost of software licenses represented 6% and 5% of software license revenues in the respective periods. The higher cost in the six-month period ended June 30, 1999 resulted from the Company's increased sales of products that incorporate software technology licensed from third party suppliers. Consulting, maintenance and other services costs for the six months ended June 30, 1999 were $35.7 million, an increase of 19% over the $29.9 million reported in the comparable period of 1998. The consulting, maintenance and other services organization increased by 6% between periods, and as of June 30, 1999, there were 652 employees involved in these functions worldwide.

Gross Profit

    Gross profit for the six months ended June 30, 1999 was $35.7 million, an increase of less than 1% over the $35.6 million reported in the comparable period of 1998. Gross profit, as a percentage of total revenues, decreased from 53% to 49% between the comparable periods. This decrease is attributable to the higher mix of consulting, maintenance and other services revenues as a percentage of total revenues during the six months ended June 30, 1999. The Company's service margins increased between the comparable periods from 29% to 34%. This improvement reflects the favorable impact of increases in the Company's maintenance base, both from the Arthur Retail acquisition and core JDA products, higher average billing rates in the Company's consulting practice, and the elimination of outside contractors in Europe.

Operating Expenses

    Product Development. Product development expenses for the six months ended June 30, 1999 were $11.8 million, an increase of 31% over the $9.0 million reported in the comparable period of 1998. Product development expenses as a percentage of total revenues increased between the comparable periods from 14% to 16%. This increase results primarily from development activities associated with new product initiatives including Active DSS, the next versions of the Arthur Suite, MMS.com, and experimental work with the Microsoft sequel server
7.0 engine.

    Sales and Marketing. Sales and marketing expenses for the six months ended June 30, 1999 were $12.9 million, an increase of 52% over the $8.5 million reported in the comparable period of 1998. Sales and marketing expenses, as a percentage of total revenues, increased between the comparable periods from 13% to 18%.

    General and Administrative. General and administrative expenses for the six months ended June 30, 1999 were $9.3 million, an increase of 48% over the $6.3 million reported in the comparable period of 1998. General and administrative expense, as a percentage of total revenues, increased between the comparable periods from 9% to 13%. This increase results from additional administrative personnel in the Company's domestic and international operations, depreciation on purchases of property and equipment related to the Company's expansion, and the incremental costs of Arthur Retail Business Unit. In addition, general and administrative expenses for the six months ended June 30, 1999 include $1.1 million in expenses resulting from two events: (1) Duplicate rent and other non-recurring charges of approximately $400,000 related to the consolidation and relocation of the Company's corporate offices, and (2) a $700,000 increase in the bad debt provision associated with two large domestic bankruptcies.

    Amortization of Intangibles. Amortization of intangibles consists primarily of amortization on goodwill and other intangibles recorded in connection with the acquisition of Arthur Retail Business Unit in June 1998.

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

Provision for Income Taxes

    The Company's effective income tax rate reflects statutory federal, state and foreign tax rates, partially offset by reductions for research and development expense tax credits. From time to time, the Company may be subject to audit by federal, state and/or foreign taxing authorities. The Company is currently undergoing an audit of its fiscal 1996 and 1997 Federal Income Tax Returns. The Company has received preliminary correspondence from the Internal Revenue Service challenging the determination of the Company's 1996 and 1997 research and development expense tax credits. A final report on the audit has not yet been issued, and accordingly, management is unable to determine the impact of the audit at this time.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has financed its operations primarily through cash generated from operations, public sales of equity securities and, to a lesser extent, borrowings under its bank line of credit. The Company had working capital of $94.0 million at June 30, 1999 compared with $98.3 million at December 31, 1998. Cash and cash equivalents at June 30, 1999 were $31.7 million, a decrease of $10.7 million from the $42.4 million reported at December 31, 1998. The Company also had $52.5 million in marketable securities at June 30, 1999, an increase of $9.5 million from the $43.0 million reported at December 31, 1998.

    Operating activities provided cash of $3.0 and $3.6 million for the six months ended June 30, 1999 and 1998, respectively. Cash provided from operating activities during the six months ended June 30, 1999 resulted primarily from $5.9 million of depreciation and amortization and $2.0 million in provision for doubtful accounts, offset in part by a $1.2 million increase in accounts receivable and a $2.5 million decrease in accounts payable and accrued expenses. Cash provided from operating activities for the six months ended June 30, 1998 resulted primarily from net income of $7.9 million, excluding the one-time charge for purchased in-process research and development and related tax benefit, $2.4 million of depreciation and amortization, a $2.7 increase in income taxes payable and a $2.7 million increase in deferred revenue, offset in part by a $9.9 million increase in accounts receivable and a $4.1 increase in prepaid expenses and other current assets. The Company had net accounts receivable of $39.8 million, or 97 days sales outstanding ("DSOs") at June 30, 1999, compared to $40.6 million, or 113 DSOs at December 31, 1998. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including seasonality, shifts in customer buying patterns, contractual payment terms, the underlying mix of products and services, and the geographic concentration of revenues.

    Investing activities utilized cash of $14.9 million and $67.5 million in the six months ended June 30, 1999 and 1998, respectively. The 1999 activity includes the net purchase of $9.5 million of marketable securities and $6.6 million in capital expenditures which includes over $3.6 million related to the Company's corporate office relocation. The 1998 activity includes the net purchase of $16.0 million of marketable securities, $7.5 million in capital expenditures, and a $44.0 million cash payment for the acquisition of the Arthur Retail Business Unit.

    Financing activities provided cash of $1.9 million and $106.0 million during the six months ended June 30, 1999 and 1998, respectively. The activity in both periods includes proceeds from the issuance of common stock and related tax benefits under the Company's stock option and employee stock purchase plans. In addition, the 1998 activity includes net proceeds of $99.6 million from the issuance of 3,450,000 shares of common stock in a secondary public offering.

    Changes in the currency exchange rates of the Company's foreign operations had the effect of reducing cash by $712,000 and $224,000 in the six months ended June 30, 1999 and 1998, respectively. The Company did not enter into any foreign exchange contracts or engage in similar hedging strategies during either of periods.

    The Company maintains a $5.0 million revolving line of credit with a commercial bank. The line of credit is collateralized by property and equipment, receivables, and intangibles; accrues interest at the bank's reference rate (which approximates prime) less .25 percentage points; and requires the Company to maintain certain current ratios and tangible net worth. The line of credit matures on July 1, 2000. There were no amounts outstanding on the line of credit at June 30, 1999. The Company believes that its cash and cash equivalents, investments in marketable securities, available borrowings under the bank line of credit and funds generated from operations will provide adequate liquidity to meet the Company's normal operating requirements for at least the next twelve months.

YEAR 2000 COMPLIANCE

    The Company has designated a continuing project team to assess the Year 2000 compliance of its software products. Based on the Company's assessment to date, the Company believes the current versions of its software products are "Year 2000 compliant," that is, they are capable of adequately distinguishing 21st century dates from 20th century dates. However, the Company is aware that some of its customers are running earlier versions of the Company's software products that are not Year 2000 compliant. The Company has contacted and encouraged such customers to migrate to current product versions. Moreover, the Company's products are generally integrated into enterprise systems involving complicated software products developed by other vendors. The most reasonably likely worst case scenario is that the Company may in the future be subject to claims based on Year 2000 problems in others' products, custom modifications made by third parties to the Company's products, or issues arising from the integration of multiple products within an overall system. The Company has not been a party to any litigation or arbitration proceeding to date involving its products or services as related to Year 2000 compliance issues. However, the Company from time to time is involved in payment disputes and may be subject to Year 2000 counter claims. There can be no assurance that the Company will not in the future be required to defend its products or services in such proceedings, or to negotiate resolutions of claims based upon Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, and any liability of the Company for Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, operating results and financial condition.

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

    The Company is also subject to risk that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources and reduce available funds in order to correct or patch their current software systems for Year 2000 compliance. As a result, no assurance can be given that Year 2000 problems within the Company's existing or prospective customer base of retail organizations will not result in the deferral or cancellation of such organizations' decisions to license and implement information systems such as those offered by the Company. To the extent Year 2000 issues cause significant delays in, or cancellation of, decisions to purchase the Company's products or services, the Company's business, operating results and financial condition would be materially adversely affected. The Company believes that reduced year over year demand may be partially attributable to Year 2000 issues. The Company's ability to deliver consulting services depends in part on the mobility of its consulting services personnel. To the extent that the domestic or international travel infrastructure is significantly affected by the century change, the Company's ability to deliver consulting services would be affected and the Company's business and operating results could be adversely impacted.

    The Company recognizes the need to ensure its internal operations will not be adversely impacted by Year 2000 software failures, and has established a project team to assess Year 2000 risks regarding the ability of the Company's internal systems to operate after December 31, 1999. The project team has identified and continues to implement changes to the Company's computer hardware and software applications to ensure availability and integrity of the Company's financial systems and the reliability of its operational systems. The Company converted its existing legacy accounting software to a Year 2000 compliant version in December 1998. This conversion was performed entirely by the Company's internal IS staff and the costs of modifying this software have been expensed as incurred. During September 1998, the Company selected a new time and billing system from an independent third party distributor. This system will replace an existing legacy system and will be used to accumulate and track billable hours incurred by the Company's consulting and customer support staff. The current project plan calls for this system to be fully implemented by June 2000. Accordingly, as part of its contingency plan, the Company has modified its existing time and billing system to be Year 2000 compliant. The conversion of the existing time and billing system was completed in April 1999. The Company has incurred approximately $50,000 to date on Year 2000 compliance activities and expects to incur no more than $40,000 to complete its Year 2000 compliance activities. These costs and the timing in which the Company plans to complete its Year 2000 modification and testing procedures are based on management's best estimates. However, there can be no assurance that the Company will timely identify and remediate all significant Year 2000 problems, or that any such remedial efforts will not have a material adverse effect on the Company's business, operating results and financial condition.

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

    The Company is incorporating all required Euro Compliant functionality into the next versions of each of its products that are scheduled for commercial release at various times during 1999. To the extent the development and release of fully Euro Compliant versions does not occur in a timely manner, the Company could experience significant delays in, or cancellation of, decisions to purchase its products or services, and as a result, the Company's business, operating results and financial condition would be materially adversely impacted.

CERTAIN RISKS

    Our Operating Results May Fluctuate Significantly. Our quarterly operating results have varied and are expected to continue to vary in the future. Many factors may cause these fluctuations, including: demand for our products and services; the size and timing of individual orders, particularly with respect to our larger customers; the lengthening of our sales cycle; competitive pricing pressures; customer order deferrals in anticipation of new products; changes in the mix of software license revenues; changes in the mix of software license revenues compared to consulting, maintenance and other services revenues; the timing of introductions and enhancements of our products or those of our competitors; market acceptance of new products; technological changes in platforms supporting our products; changes in our operating expenses; changes in the mix of domestic and international revenues; our ability to complete fixed price consulting contracts within budget; employee hiring and retention; foreign currency exchange rate fluctuations; expansion of international operations; changes in our strategies; and general industry and economic conditions. In addition, we believe we have experienced and are continuing to experience a decline in overall demand for our Enterprise Systems and In-Store Systems. In particular, sales of our ODBMS product have failed to meet our expectations. We believe that sales of ODBMS have been affected by a significant drop-off in demand related to the millenium change, external and internal marketing issues, increased competition, a limited number of referenceable implementations, and certain design and stability issues in earlier versions of the ODBMS product.


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

    We typically ship our software products when contracts are signed. Consequently, our software license backlog at the beginning of any quarter has represented only a small portion of that quarter's expected revenues. As a result, software license revenues in any quarter depend in large part upon contracts signed and the related shipment of software in that quarter. It is therefore difficult for us to predict revenues. Because of the timing of our sales, we typically recognize a substantial amount of our revenues in the last weeks or days of the quarter, and we generally derive a significant portion of our quarterly software license revenues from a small number of relatively large sales. It is difficult to forecast the timing of large individual sales with certainty. Accordingly, large individual sales have sometimes occurred in quarters subsequent to when we anticipated. We expect that the foregoing trends will continue. If we receive any significant cancellation or deferral of customer orders, or we are unable to conclude license negotiations by the end of a fiscal quarter, our operating results may be lower than anticipated. In addition, any weakening or uncertainty in international economies may make it more difficult for us to predict quarterly results in the future, and could negatively impact our business, operating results and financial condition for an indefinite period of time.

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

    Based on all of the foregoing, we believe that future revenues, expenses and operating results are likely to vary significantly from quarter-to-quarter. As a result, quarter-to-quarter comparisons of operating results are not necessarily meaningful. Furthermore, it is likely that in some future quarter our operating results may be below the expectations of public market analysts or investors. If that happens, or if adverse conditions prevail, or are perceived to prevail, with respect to our business or generally, the price of our common stock may decline.

    A Significant Portion of Our Revenue Is Derived from the Retail Industry. We have derived substantially all of our revenues to date from the license of software products and the performance of related services to the retail industry. Our future growth is critically dependent on increased sales to the retail industry. The success of our customers is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, we believe that the license of our software products generally involves a large capital expenditure, which is often accompanied by large-scale hardware purchases or commitments. As a result, demand for our products and services could decline in the event of instability or downturns in the retail industry. Such downturns may cause customers to exit the industry or delay, cancel or reduce any planned expenditure for information management systems and software products. In addition, the Internet is dramatically impacting the retail industry. The traditional retailers that we serve now often face substantial competition from Internet-based retailers that may negatively impact their ability to purchase our products. Moreover, our one product that is targeted primarily to meet the needs of Internet-based business, MMS.com, was only recently announced and has not yet been installed at a customer location. Our ability to sell our products to traditional retailers attempting to add Internet business, or to sell our products to Internet-only retailers may be negatively impacted if our current or future Internet-based products do not keep pace with technological change or achieve market acceptance. Finally, we believe that the retail industry may be consolidating. Such consolidation has in the past and may in the future reduce the demand for our products. Any resulting decline in demand for our products and services would negatively impact our business, operating results and financial condition.

    We May Not be Able to Manage Our Growth. Our business has grown rapidly in recent years, with revenues increasing from $47.8 million in 1996, to $91.8 million in 1997 and to $138.5 million in 1998. Our expansion resulted in substantial growth in our number of employees, the scope of our operating systems and the geographic distribution of our operations and customers during these periods. The rapid growth placed, and continues to place, a significant strain on our management and operations. Our ability to compete effectively and to manage future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis; to expand, train, motivate and manage our work force, in particular our direct sales force and consulting services organization; and to deal effectively with third-party systems integrators and consultants. We reorganized our senior management in January 1999 by business units (Enterprise Systems, In-store Systems and Analytic Applications) and implemented a matrix organization that provides each of our geographic regions (the United States, EMEA, Asia/Pacific, Canada and Latin America) with full responsibility for direct sales, consulting services and operations. All management positions within this new organizational structure were filled as of March 31, 1999 including promotions from within the Company to fill the open positions of Vice President - EMEA, Senior Vice President - Client Services, Senior Vice President
- Technology, and the newly created position of Senior Vice President - Marketing. All members of the executive management team have served in their current positions for less than two years. Our future growth and success depends in large part upon the ability of our executive management team to effectively manage expansion of our operations. We cannot guarantee that we will be able to manage our recent or any future growth, and any failure to do so would negatively effect our business, operating results and financial condition.

    If we resume our historical growth levels, we will have to recruit and hire a substantial number of other new employees, including consulting and product development personnel, both domestically and abroad. Our ability to undertake new projects and increase revenues is substantially dependent on the availability of consulting personnel to assist in the design, planning and implementation of our products and services. Consequently, we would not be able to grow our business at historical rates without adding significant numbers of trained consulting personnel. Moreover, if unable to adequately increase our consulting capacity, we would have to forego licensing opportunities or become more dependent on systems integrators and professional consulting firms to provide implementation services for our products. Due to the present uncertainty surrounding demand for our Enterprise Systems and In-Store Systems and recent declines in our software license revenues, we expect that consulting, maintenance and other services revenues may continue to increase as a percentage of total revenues. However, we expect only modest growth, if any, in the size of our services organization during 1999. Since a significant portion of our consulting, maintenance and other services revenues are derived from the implementation of our software products, any further decline in demand for our software products or if our software revenues do not fully return to historical levels, would cause our consulting, maintenance and other services revenues to decline. If revenues fail to meet expectations following the hiring and training of new personnel, our operating results will decline. Due to the addition of significant numbers of new personnel, we have from time to time incurred significant start-up expenses, including leasing of office space and equipment, initial training costs and low utilization rates of new personnel. Such start-up expenses have in the past contributed and may in the future contribute to significant reductions in gross margin on consulting, maintenance and other services revenues and on overall gross margin. We cannot guarantee that start-up expenses incurred in connection with the hiring of additional technical personnel will not reduce future operating results.

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

   Sales of our ODBMS product have failed to meet our expectations. We believe that sales of ODBMS have been affected by a significant drop-off in demand related to the millenium change, external and internal marketing issues, increased competition, a limited number of referenceable implementations, and certain design and stability issues in earlier versions of the ODBMS product. If the market for our client/server products fails to develop, develops more slowly than expected or becomes saturated with competitors, or if our products are not accepted in the marketplace, our business, operating results and financial condition will decline.

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

   There Are Many Risks Associated with International Operations. Our international revenues represented 49% of total revenues in the six months ended June 30, 1999 as compared with 45% and 55% of total revenues in fiscal 1998 and 1997, respectively. Although, we expect that international revenues will continue to account for a significant portion of our revenues for the foreseeable future, we remain cautious about our expectations regarding international operations in the near term. If our international operations grow, we must recruit and hire a number of new consulting, sales and marketing and support personnel in the countries we have or will establish offices. Our entry into new international markets typically requires the establishment of new marketing and distribution channels as well as the development and subsequent support of localized versions of our software. International introductions of the Company's products often require a significant investment in advance of anticipated future revenues. The opening of our new offices typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, or that we will be successful at hiring, training or retaining such personnel. In addition, we cannot assure you that we will be able to successfully expand our international operations in a timely manner which could negatively impact our business, operating results and financial condition.

   Our international business operations are subject to risks associated with international activities, including unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles in certain countries, potentially negative tax consequences, difficulties in staffing and managing geographically disparate operations, greater difficulty in safeguarding intellectual property, licensing and other trade restrictions, currency fluctuations, repatriation of earnings, the burdens of complying with a wide variety of foreign laws, and general economic conditions in international markets. In addition, consulting, maintenance and other services in support of international software licenses typically have lower gross margins than those achieved domestically due to generally lower billing rates and/or higher costs in certain of our international markets. Accordingly, any significant growth in our international operations may result in further declines in gross margins on consulting, maintenance and other services. We expect that an increasing portion of our international software license and consulting, maintenance and other services revenues will be denominated in foreign currencies, subjecting us to fluctuations in foreign currency exchange rates. As we continue to expand our international operations, exposures to gains and losses on foreign currency transactions may increase. We may choose to limit such exposure by entering into forward foreign exchange contracts or engaging in similar hedging strategies. We cannot guarantee that any currency exchange strategy would be successful in avoiding exchange-related losses. In addition, revenues earned in various countries where we do business may be subject to taxation by more than one jurisdiction, which would reduce our earnings.

    Unstable economic conditions, devaluation of currencies and slowing payment trends continue to effect the collection of receivables in the Asia/Pacific, EMEA and Latin America regions. The mix of past due receivables has improved during the six months ended June 30, 1999 as a result of increased new software license sales activity; however, the total amount of past due balances has increased 5% since December 31, 1998. The Asia/Pacific, EMEA and Latin America regions represented 7%, 29%, and 6%, respectively, of our revenues during the six months ended June 30, 1999. To the extent economic conditions in other geographic locations are adversely affected, our business, operating results and financial condition would decline.

    Our Markets Are Highly Competitive. The markets for retail information systems are highly competitive. We believe the principal competitive factors in such markets are product quality, reliability, performance and price, vendor and product reputation, retail industry expertise, financial stability, features and functions, ease of use and quality of support. A number of companies offer competitive products addressing certain of our target markets. In the Enterprise Systems market, for example, we compete with internally developed systems and with third-party developers such as GERS Retail Systems, Island Pacific (a subsidiary of SVI Holdings, Inc.), Radius PLC, Retek (a subsidiary of HNC Software, Inc.), Richter Management Services, SAP AG, and STS Systems. Our WCC product competes with warehouse and logistic systems from Catalyst International, Inc., EXE and McHugh Freeman. In addition, new market entrants may offer fully integrated merchandising level systems targeting the retail industry.

    In the In-Store Systems market, which is more fragmented than the Enterprise Systems market, we compete with major hardware equipment manufacturers such as ICL, NCR and IBM, as well as software companies such as CRS Business Computers, Datavantage, Inc., Riva Group PLC, STS Systems, and Trimax. In the Analytic Application markets, the Arthur Suite competes with products from STS Systems and Mitech Computer Systems, Inc., and IBM's Makaro product line. The Retail IDEAS product competes with products from vendors such as Microstrategy and Intrepid. In the market for consulting services, we are pursuing a strategy of forming informal working relationships with leading retail systems integrators such as Andersen Consulting and PriceWaterhouseCoopers. These integrators, as well as independent consulting firms such as IBM's Global Services Division, also represent potential competition to our consulting services group.

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

    There are Risks Associated with Our Strategic Relationships. We have from time to time established, or attempted to establish, formal and informal relationships with other companies, including Baan, IBM, Microsoft and Silvon, Inc., to collaborate in areas such as product development, marketing and distribution. The maintenance of these relationships and the development of other similar relationships is a meaningful part of our business strategy. Currently, our relationships with IBM and Microsoft are cooperative, and there is no written agreement defining the parties' obligations. We cannot assure you that our current informal relationships with IBM, Microsoft or other companies will be beneficial to us, that such relationships can be maintained, or that we will be able to enter into successful new strategic relationships in the future.

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

    Our products are typically used by our customers to perform mission-critical functions. Consequently, design defects, software errors, misuse of our products, incorrect data from external sources or other potential problems arising from the use of our products could result in financial or other damages to our customers. Prior to 1998, we did not maintain product liability insurance. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential claims as well as any liabilities arising from such claims. However, such provisions may not effectively protect us against such claims and the associated liability and costs.

    We Are Dependent on Key Personnel. Our performance depends in large part on the continued performance of our executive officers and other key employees, particularly the performance and services of James D. Armstrong our Chief Executive Officer. We do not have in place "key person" life insurance policies on any of our employees. The loss of the services of Mr. Armstrong or other key executive officers or employees could negatively affect our financial performance.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         Bernat v. JDA Software Group, Inc., et al., Dist. of Arizona No. CIV'99-0065 PHX RGS and related cases.

         On January 13, 1999, Rod Bernat, an alleged shareholder of JDA Software Group, Inc., filed a securities class action lawsuit against the Company, its Co-Chief Executive Officers, Frederick M. Pakis and James D. Armstrong, its former Senior Vice President Of Research And Development, Kenneth Desmarchais, and its former Chief Executive Officer, Brent W. Lippman, in U.S. District Court for the District of Arizona. The complaint filed in connection with the lawsuit alleged that during the alleged class period, January 29, 1998 through January 5, 1999, the Company misrepresented its business, financial statements and business prospects to investors. The complaint further alleged that certain officers of the Company sold significant quantities of the Company's common stock during the alleged class period while the market price of the common stock was artificially inflated by the alleged misrepresentations. Plaintiffs seek designation of the action as a class action and damages for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission ("SEC"). Following the filing of the Bernat action, lawsuits were filed by Norman Wiss, Theodore J. Bloukos, Gwen Werboski, Elmer S. Martin, Linda May, Ivan Sommer, David Hesrick and Michael J. Corn all purporting to act on behalf of the same class of shareholders for the same class period, making substantially similar allegations. On March 25, 1999, the District Court consolidated these lawsuits into one case. On May 5, 1999, pursuant to the Private Securities Litigation Reform Act of 1995, the District Court appointed as lead plaintiffs in the consolidated case M. Broenner, A. Gruss, Jerald Politzer, Far West Partners, L.P., Marc Trandel, Sam Pallin and Ben R. Wilson. On July 23, 1999, Marc Trandel, Sam Pallin, M. Broenner, A. Gruss and Jerald Politzer, allegedly as lead plaintiffs, filed a Consolidated and Amended Class Action Complaint ("Consolidated Complaint"). The Consolidated Complaint alleges a new class period of December 1, 1997 through July 30, 1998, which is substantially shorter than the class period alleged in the original complaints. The Consolidated Complaint alleges that during the new class period, JDA and the individual defendants failed to disclose alleged difficulties JDA was allegedly having with the development of the ODBMS product. The Consolidated Complaint does not allege that the Company made any misrepresentations in its financial statements. Also on July 23, 1999, Jerald Politzer and Donald Seligman filed a separate complaint in this litigation alleging claims under Sections 11, 12(2) and 15 of the Securities Act of 1933. They allege that the Company failed to disclose in its prospectus and registration statement for its secondary offering of securities on May 5, 1998, alleged difficulties JDA was allegedly having with the development of the ODBMS product. Management believes that the actions are without merit and intends to defend them vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

The Company held its Annual Meeting of Stockholders on May 20, 1999 to vote on the following matters.

1. The election of Messrs. James D. Armstrong and Frederick M. Pakis to serve on the Board of Directors for a three-year term. There were 19,535,409 votes cast in favor of Mr. Armstrong's election with 1,812,882 withheld. There were 19,533,409 votes cast in favor of Mr. Pakis' election with 1,814,882 withheld. Four additional directors, J. Michael Gullard, William C. Keiper, Stephen A. McConnell and Jock Patton will continue to serve their existing terms through 2000 (Messrs. Gullard and Keiper) or 2001 (Messrs.
         McConnell and Patton).

2. To approve adoption of the 1999 Employee Stock Purchase Plan which provides for the issuance of up to 750,000 shares of common stock annually to employees of the Company. There were 18,020,031 votes cast in favor of the adoption with 2,418,008 against and 910,252 abstentions.

3. To ratify the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the year ending December 31, 1999. There were 21,288,602 votes cast in favor of the ratification with 35,955 against and 23,734 abstentions.

ITEM 5.  OTHER INFORMATION:

         On July 28, 1999, the Company announced that Co-Chairman and Co-Chief Executive Officer Frederick M. Pakis resigned as Co-Chief Executive Officer and would resume his former post of Co-Chairman effective immediately. James D. Armstrong will now serve as the Company's sole Chief Executive Officer while continuing to share Co-Chairman responsibilities with Mr. Pakis.

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

                                   JDA SOFTWARE GROUP, INC.



Dated: August 13, 1999       By:   /s/ Kristen L. Magnuson
                                --------------------------------------
                                   Kristen L. Magnuson
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                                   DESCRIPTION OF DOCUMENT
--------------                                   -----------------------
      2.1**             --  Asset Purchase Agreement dated as of June 4, 1998 by and among JDA Software
                            Group, Inc., JDA Software, Inc. and Comshare, Incorporated.

      3.1***            --  Second Restated Certificate of Incorporation of the Company together with
                            Certificate of Amendment dated June 12, 1998.

      3.2***            --  First Amended and Restated Bylaws.

      4.1*              --  Specimen Common Stock certificate.

      4.2*(1)           --  Stock Redemption Agreement among the Company, James D. Armstrong and Frederick
                            M. Pakis dated March 30, 1995.

      10.1*(1)          --  Form of Indemnification Agreement.

      10.2*(1)          --  1995 Stock Option Plan, as amended, and form of agreement thereunder.

      10.3#(1)          --  1996 Stock Option Plan, as amended.

      10.4+(1)          --  1996 Employee Stock Purchase Plan, as amended, and form of agreement thereunder.

      10.5*(1)          --  1996 Outside Directors Stock Option Plan and forms of agreement thereunder.

      10.6***(1)        --  Employment Agreement between James D. Armstrong and JDA Software, Inc. dated
                            January 1, 1998.

      10.7***(1)        --  Employment Agreement between Frederick M. Pakis and JDA Software, Inc. dated
                            January 1, 1998.

      10.8#(1)          --  1998 Nonstatutory Stock Option Plan.

      10.9#(1)          --  1998 Employee Stock Purchase Plan.

      10.10             --  1999 Employee Stock Purchase Plan.

      10.11+            --  Lease Agreement between The Manufacturers Life Insurance Company and JDA
                            Software Canada Ltd. (formerly known as JDA Software Services Ltd.) dated
                            December 6, 1995 (North York, Ontario).

      10.12***           -- Lease Agreement between Opus West Corporation and
                            JDA Software Group, Inc. dated April 30, 1998,
                            together with First Amendment dated June 30, 1998.

      10.13***          --  Real Estate Option Agreement and Escrow Instructions between Mall at the
                            Crossroads, Inc. and JDA Software Group, Inc. dated June 8, 1998.

      10.14*            --  Lease Agreement between Holly Pond Associates Limited Partnership and JDA
                            Software, Inc. dated June 16, 1993 (Stamford, Connecticut).

      10.15+            --  Lease Agreement between Oxford Development Group, Inc. and JDA Software Canada

                            Ltd. (formerly known as JDA Software Services Ltd.) dated July 11, 1994 (Calgary, Alberta)

      10.16**           --  Software License Agreement dated as of June 4, 1998 by and between Comshare,
                            Incorporated and JDA Software, Inc.

      10.17*(2)         --  License Agreement between Uniface Corporation and JDA Software, Inc. dated
                            February 9, 1994.

      10.18*(2)         --  Standard Value-Added Reseller Agreement between Uniface Corporation and JDA
                            Software, Inc. dated February 9, 1994.

      10.19*(1)         --  JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1,
                            1995.

      10.20#            --  Business Loan Agreement between Bank of America Arizona and JDA Software, Inc.
                            dated September 30, 1998.

      10.21***(1)       --  Form of Amendment of Stock Option Agreement between JDA Software Group, Inc.
                            and Kristen L. Magnuson, amending certain stock options granted to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on September 11, 1997
                            and January 27, 1998.

      10.22++(1)          -- Form of Rights Agreement between the Company and
                          ChaseMellon Shareholder Services, as Rights Agent
                          (including as Exhibit A the Form of Certificate of
                          Designation, Preferences and Rights of the Terms of
                          the Series A Preferred Stock, as Exhibit B the Form of
                          Right Certificate, and as Exhibit C the Summary of
                          Terms and Rights Agreement

      10.23+++(1)       --  Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and
                          Kristen L. Magnuson to be used in connection with stock option grants to Ms.
                          Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

      27.1              --  Financial Data Schedule

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