Form 10-Q
period 1999-09-30
JDA SOFTWARE GROUP INC
filed 1999-11-12
CIK 1006892

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q
(MARK ONE)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO _________
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

                                YES /X/    NO / /

                  The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 23,915,649 as of October 31, 1999.
================================================================================

                            JDA SOFTWARE GROUP, INC.

                                    FORM 10-Q


                                TABLE OF CONTENTS

                                                                                                        Page No.
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998.......       3

         Condensed Consolidated Statements of Income for the Three and Nine
                  Months Ended September 30, 1999 and September 30, 1998............................       4

         Condensed Consolidated Statements of Comprehensive Income for the Three and Nine
                  Months ended September 30, 1999 and September 30, 1998............................       5

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                  September 30, 1999 and September 30, 1998.........................................       6

         Notes to Interim Condensed Consolidated Financial Statements...............................       8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......      11


PART II: OTHER INFORMATION

Item 1.  Legal Proceedings..........................................................................      27

Item 5.  Other Information..........................................................................      27

Item 6.  Exhibits and Reports on Form 8-K...........................................................      27

Signature...........................................................................................      28

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            JDA SOFTWARE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1999          1998
                                                                                      -------------  ------------
CURRENT ASSETS:
     Cash and cash equivalents                                                         $  46,717      $  42,376
     Marketable securities                                                                35,212         36,316
     Accounts receivable, net                                                             36,164         40,570
     Income tax receivable                                                                   912             --
     Deferred tax asset                                                                    2,268          2,121
     Prepaid expenses and other current assets                                             5,016          5,003
                                                                                       ---------      ---------
         Total current assets                                                            126,289        126,386

PROPERTY AND EQUIPMENT, NET                                                               25,018         23,890
GOODWILL AND OTHER INTANGIBLES, NET                                                       32,728         36,039
DEFERRED TAX ASSET                                                                         6,222          6,549
MARKETABLE SECURITIES                                                                      7,060          6,697
                                                                                       ---------      ---------
         Total assets                                                                  $ 197,317      $ 199,561
                                                                                       =========      =========


CURRENT LIABILITIES:
     Accounts payable                                                                  $   3,284      $   4,834
     Accrued expenses and other liabilities                                               12,662         16,336
     Deferred revenue                                                                      7,331          6,894
                                                                                       ---------      ---------
         Total current liabilities                                                        23,277         28,064

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value.  Authorized 2,000,000 Shares; None issued or            --             --
         outstanding
     Common stock, $.01 par value.  Authorized 50,000,000 Shares; Issued and
         outstanding 23,915,649 and 23,419,808, respectively                                 239            234
     Additional paid in capital                                                          175,558        172,417
     Accumulated deficit                                                                    (744)          (430)
     Accumulated other comprehensive loss                                                 (1,013)          (724)
                                                                                       ---------      ---------
         Total stockholders' equity                                                      174,040        171,497
                                                                                       ---------      ---------
                  Total liabilities and stockholders' equity                           $ 197,317      $ 199,561
                                                                                       =========      =========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDA SOFTWARE GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                           THREE MONTHS                NINE MONTHS
                                                        ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                       ---------------------     ------------------------
                                                         1999         1998          1999           1998
                                                       --------      -------     ---------      ---------
REVENUES:
     Software licenses                                 $  8,662      $12,355     $  26,755      $  36,717
     Consulting, maintenance and other services          26,661       26,507        80,930         68,724
                                                       --------      -------     ---------      ---------
         Total revenues                                  35,323       38,862       107,685        105,441
                                                       --------      -------     ---------      ---------
COST OF REVENUES:
     Software licenses                                      539          455         1,552          1,564
     Consulting, maintenance and other services          18,081       17,064        53,762         46,952
                                                       --------      -------     ---------      ---------
         Total cost of revenues                          18,620       17,519        55,314         48,516
                                                       --------      -------     ---------      ---------

GROSS PROFIT                                             16,703       21,343        52,371         56,925
                                                       --------      -------     ---------      ---------
OPERATING EXPENSES:
     Product development                                  6,181        5,879        17,975         14,911
     Sales and marketing                                  5,547        6,099        18,425         14,595
     General and administrative                           4,491        3,687        13,806          9,999
     Amortization of intangibles                          1,092          951         3,317          1,178
     Purchased in-process research and development           --           --            --         17,000
     Restructuring and asset disposition charge              --           --         2,111             --
                                                       --------      -------     ---------      ---------
         Total operating expenses                        17,311       16,616        55,634         57,683
                                                       --------      -------     ---------      ---------
INCOME (LOSS) FROM OPERATIONS                              (608)       4,727        (3,263)          (758)
     Other income, net                                      901        1,153         2,740          2,327
                                                       --------      -------     ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES                           293        5,880          (523)         1,569
     Income tax provision (benefit)                         117        2,439          (209)           301
                                                       --------      -------     ---------      ---------
NET INCOME (LOSS)                                      $    176      $ 3,441     $    (314)     $   1,268
                                                       ========      =======     =========      =========

BASIC EARNINGS (LOSS) PER SHARE                        $    .01      $   .15     $    (.01)     $     .06
                                                       ========      =======     =========      =========
DILUTED EARNINGS (LOSS) PER SHARE                      $    .01      $   .15     $    (.01)     $     .06
                                                       ========      =======     =========      =========

SHARES USED TO COMPUTE:
     Basic earnings per share                            23,821       23,418        23,689         21,781
                                                       ========      =======     =========      =========
     Diluted earnings per share                          23,821       23,418        23,689         21,794
                                                       ========      =======     =========      =========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDA SOFTWARE GROUP, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (in thousands, unaudited)

                                                     THREE MONTHS                 NINE MONTHS
                                                 ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                 -------------------         ---------------------
                                                 1999           1998          1999            1998
                                                 ----        -------         -----         -------
NET INCOME (LOSS)                                $176        $ 3,441         $(314)        $ 1,268

OTHER COMPREHENSIVE INCOME (LOSS):
     Foreign currency translation adjustment      422           (131)         (289)           (355)
                                                 ----        -------         -----         -------
COMPREHENSIVE INCOME (LOSS)                      $598        $ 3,310         $(603)        $  (913)
                                                 ====        =======         =====         =======

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            JDA SOFTWARE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                                 NINE MONTHS
                                                                                             ENDED SEPTEMBER 30,
                                                                                           ------------------------
                                                                                             1999           1998
                                                                                           ---------      ---------
OPERATING ACTIVITIES:

     Net income (loss)                                                                     $    (314)     $   1,268
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                         8,997          5,138
         Provision for doubtful accounts                                                       3,072            472
         Net loss on disposal of property and equipment                                          238             --
         Write-off of purchased in-process research and development                               --         17,000
         Deferred income taxes                                                                   180         (7,533)

     Changes in assets and liabilities:
         Accounts receivable                                                                   1,334        (13,033)
         Income tax receivable                                                                  (912)            --
         Prepaid expenses and other current assets                                               (13)        (5,604)
         Accounts payable                                                                     (1,550)           430
         Accrued expenses and other liabilities                                               (3,614)         2,403
         Income taxes payable                                                                     --          3,052
         Deferred revenue                                                                        437          2,601
                                                                                           ---------      ---------
              Net cash provided by operating activities                                        7,855          6,194
                                                                                           ---------      ---------

INVESTING ACTIVITIES:

     Purchase of marketable securities                                                      (218,736)      (327,338)
     Sales of marketable securities                                                           33,999        268,862
     Maturities of marketable securities                                                     185,478         17,800
     Purchase of Arthur Retail Business Unit                                                      --        (44,000)
     Purchase of property and equipment                                                       (9,205)       (10,833)
     Proceeds from disposal of property and equipment                                          2,153             --
                                                                                           ---------      ---------
              Net cash used in investing activities                                           (6,311)       (95,509)
                                                                                           ---------      ---------

FINANCING ACTIVITIES:

     Issuance of common stock - secondary offering                                                --         99,628
     Issuance of common stock - stock option plan                                                421          4,187
     Issuance of common stock - employee stock purchase plan                                   2,725            434
     Tax benefit - stock options and employee stock purchase plan                                 --          2,366
     Payments on capital lease obligations                                                       (60)           (39)
                                                                                           ---------      ---------
              Net cash provided by financing activities                                        3,086        106,576
                                                                                           ---------      ---------

Effect of exchange rates on cash                                                                (289)          (355)
                                                                                           ---------      ---------
Net increase in cash and cash equivalents                                                      4,341         16,906
                                                                                           ---------      ---------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                42,376         27,304
                                                                                           ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $  46,717      $  44,210
                                                                                           =========      =========

                            JDA SOFTWARE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                        NINE MONTHS
                                                                                     ENDED SEPTEMBER 30,
                                                                                   ----------------------
                                                                                     1999          1998
                                                                                   --------      --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for:

         Interest                                                                  $     33      $     11
                                                                                   ========      ========
         Income taxes                                                              $  1,436      $  2,531
                                                                                   ========      ========


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

     Acquisition of the Arthur Retail Business Unit:

         In-process research and development                                                     $(17,000)
         Developed software and other intangibles                                                  (7,700)
         Goodwill                                                                                 (26,154)
         Liabilities assumed                                                                        6,854
                                                                                                 --------
                     Net cash used to purchase the Arthur Retail Business Unit                   $(44,000)
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


1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.       EARNINGS PER SHARE

         Shares used in the earnings per share calculation are as follows. Common stock equivalents have been excluded from the earnings (loss) per share calculation for the three months ended September 30, 1999 and 1998, and the nine months ended September 30, 1999 as their effect is not dilutive:

                                                      THREE MONTHS                 NINE MONTHS
                                                    ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                   --------------------        --------------------
                                                    1999          1998          1999          1998
                                                   ------        ------        ------        ------
         Shares--Basic earnings per share .......  23,821        23,418        23,689        21,781
         Dilutive common stock equivalents             --            --            --            13
         Shares--Diluted earnings per share .....  23,821        23,418        23,689        21,794

3. SEGMENT DISCLOSURES

         The Company provides enterprise-wide software products and a full-range of consulting and support services exclusively to the retail industry. The Company conducts business in five geographic regions that have separate management teams and reporting infrastructures: the United States, EMEA (Europe, Middle East and Africa), Asia/Pacific, Canada and Latin America. Similar products and services are offered in each geographic region and local management is evaluated primarily based on total revenues and operating income. Through the year ended December 31, 1998, the Company disclosed segmental revenues, income
(loss) from operations, and identifiable assets based on these geographic regions. The geographic distribution of the Company's revenues for the three and nine-months ended September 30, 1999 and 1998 is as follows:

                                                    THREE MONTHS                  NINE MONTHS
                                                 ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                               ----------------------      ------------------------
                                                 1999          1998           1999           1998
                                               --------      --------      ---------      ---------
         United States                         $ 19,943      $ 22,808      $  58,280      $  62,518

         EMEA                                     9,353        11,316         30,493         31,813
         Asia/Pacific                             3,436         1,477          8,832          4,352
         Canada                                   1,237         2,991          6,493          8,438
         Latin America                            2,110         1,231          6,715          3,950
                                               --------      --------      ---------      ---------
              Total International                16,136        17,015         52,533         48,553
                                               --------      --------      ---------      ---------
         Sales and transfers among regions         (756)         (961)        (3,128)        (5,630)
                                               --------      --------      ---------      ---------
                   Total revenues              $ 35,323      $ 38,862      $ 107,685      $ 105,441
                                               ========      ========      =========      =========

         Beginning in 1999, the Company also implemented an organizational structure to manage its business along three primary product categories (the "Operating Segments"): Enterprise Systems that distribute data throughout a retail enterprise and provide decision support for inventory control, cost and price management, purchase order management, automated replenishment, merchandise planning and allocation; In-store Systems that enable a retailer to capture and analyze operational information and transmit such information to corporate-level systems for sales and other analysis; and Analytic Applications that provide a comprehensive set of tools for analyzing business results and trends, monitoring strategic plans and enabling tactical decisions. A summary of the Company's revenues and operating income (loss) by Operating Segments for the three and nine-months ended September 30, 1999 and 1998 is as follows:

                                           THREE MONTHS              NINE MONTHS
                                        ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                        -------------------     ---------------------
                                         1999        1998         1999         1998
                                        -------     -------     --------     --------
         Revenues:
              Enterprise Systems        $21,814     $23,671     $ 65,995     $ 73,358
              In-store Systems            4,791       7,738       15,817       19,717
              Analytic Applications       8,718       7,453       25,873       12,366
                                        -------     -------     --------     --------
                   Total revenues       $35,323     $38,862     $107,685     $105,441
                                        =======     =======     ========     ========

                                                     THREE MONTHS                NINE MONTHS
                                                  ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                   1999         1998          1999          1998
                                                  -------      -------      --------      --------
Operating income (loss):
     Enterprise Systems                           $ 2,764      $ 3,142      $  5,220      $ 15,341
     In-store Systems                                 (26)       3,006         2,493         6,755
     Analytic Applications                          2,031        1,987         4,602       (12,773)
     Other                                         (5,377)      (3,408)      (15,578)      (10,081)
                                                  -------      -------      --------      --------
          Total income (loss) from operations     $  (608)     $ 4,727      $ (3,263)     $   (758)
                                                  =======      =======      ========      ========

         The operating income (loss) shown for Enterprise Systems, In-store Systems and Analytic Applications include allocations for occupancy costs, depreciation expense, and amortization of related intangibles. All other non-allocated expenses that are not directly identified with a particular Operating Segment are reported under the caption "Other" including the $2.1 million restructuring and asset disposition charge that was recorded during the three months ended March 31, 1999. The operating loss shown for Analytical Applications for the nine months ended September 30, 1998 includes $17.0 million of purchased in-process research and development that was expensed in connection with the acquisition of the Arthur Retail Business Unit in June 1998.

         The geographic distribution of our identifiable assets as of September 30, 1999 and December 31, 1998 is as follows:

                                       SEPTEMBER 30,     DECEMBER 31,
                                           1999             1998
                                       -------------     ------------
United States                            $153,849         $156,197

EMEA                                       24,742           28,504
Asia/Pacific                                9,453            7,193
Canada                                      4,247            5,471
Latin America                               5,026            2,196
                                         --------         --------
     Total International                   43,468           43,364
                                         --------         --------
           Total identifiable assets     $197,317         $199,561
                                         ========         ========

         Changes in identifiable assets between geographic regions result primarily from the relative sales activity during the nine months ended September 30, 1999 and the collection of outstanding receivable balances.

4. RESTRUCTURING AND ASSET DISPOSITION CHARGE

         The Company recorded a $2.1 million restructuring and asset disposition charge during the first quarter of 1999. The restructuring initiatives involved a workforce reduction of over 50 full-time employees in the United States and Europe ($1.4 million), the closure of three unprofitable locations in Germany, France and South Africa ($226,000), the disposal of property and equipment related to the closure of these locations and the consolidation of the Company's corporate operations into one facility ($507,000), and the release of over 80 subcontractors worldwide. All workforce reductions included in the restructuring charge were made on or before March 31, 1999. As of September 30, 1999, the Company had utilized approximately $1.9 million of the related reserve and anticipates that substantially all of the remaining reserve will be utilized during 1999.

5. LEGAL PROCEEDINGS

         Bernat v. JDA Software Group, Inc., et al., Dist. of Arizona No. CIV'99-0065 PHX RGS and related cases.

         On January 13, 1999, an alleged shareholder of the Company, filed a securities class action lawsuit against the Company, its Chief Executive Officer and Co-Chairman of the Board, James D. Armstrong, its former Co-Chief Executive Officer and current Co-Chairman of the Board, Frederick M. Pakis, its former Senior Vice President Of Research And Development, Kenneth Desmarchais, and its former Chief Executive Officer, Brent W. Lippman in U.S. District Court for the District of Arizona. The complaint alleged that during the period, January 29, 1998 through January 5, 1999, the Company misrepresented its business, financial statements and business prospects to investors. The complaint further alleged that certain officers of the Company sold significant quantities of the Company's common stock during the alleged class period while the market price of the common stock was artificially inflated. Following the filing of the action, lawsuits were filed by others making substantially similar allegations. The District Court consolidated these lawsuits and appointed lead plaintiffs in the consolidated case On July 23, 1999, the lead plaintiffs filed a Consolidated and Amended Class Action Complaint ("Consolidated Complaint"). The Consolidated Complaint alleges a new class period of December 1, 1997 through July 30, 1998, which is substantially shorter than the class period alleged in the original complaints. It also alleges that during the new class period, the Company and the individual defendants failed to disclose alleged difficulties the Company was allegedly having with the development of the ODBMS product. The Consolidated Complaint does not allege that the Company made any misrepresentations in its financial statements. Also on July 23, 1999, certain plaintiffs filed a separate complaint alleging that the Company, Mr. Armstrong, Mr. Pakis and Mr. Lippman failed to disclose in the prospectus and registration statement for the Company's secondary offering of securities on May 5, 1998, alleged difficulties the Company was having with the development of the ODBMS product. The Company intends to move to dismiss both complaints. Management believes that the actions are without merit and intends to defend them vigorously.

6. NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") that is effective for fiscal years beginning after June 15, 2000. The Company has not completed the process of evaluating the impact that will result from the adoption of SFAS No. 133; however, on a preliminary basis, management does not believe that eventual adoption will have a significant impact on the Company's financial statements.


7. RECLASSIFICATIONS

         Certain reclassifications have been made to the 1998 financial statements to conform to the September 30, 1999 presentation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This report on Form 10-Q contains forward-looking statements. Such statements generally concern future operating results, capital expenditures, product development and enhancements, numbers of personnel, strategic relationships with third parties, liquidity and strategy. The forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate" or other words that convey uncertainty of future events or outcomes. We have based such forward-looking statements on our current plans, intentions, expectations, estimates and assumptions, which are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in this document. Discussion containing such forward-looking statements may be found in Notes 4 and 6 of Notes to Interim Condensed Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Overview," "Recent Developments," "Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998," "Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998," "Liquidity and Capital Resources," "Year 2000 Compliance," "Euro Currency," and "Certain Risks." Investors are encouraged to consider carefully these risks in evaluating us and before purchasing our stock.


OVERVIEW

    JDA is a global provider of integrated enterprise-wide software products and services that address the mission-critical and valued-added management information needs of the entire retail supply chain. Our software products are organized along three business units: Enterprise Systems, In-store Systems, and Analytic Applications. We offer a wide range of professional services through our consulting and customer support organizations, including project management, system planning, design and implementation, custom modifications, training and support services.

    We have historically derived a significant portion of our revenues from software licenses and consulting, maintenance and other services relating to our IBM AS/400-based Merchandise Management System ("MMS"). Total revenues from the MMS product line represented 39% and 41% of our total revenues during the three and nine months ended September 30, 1999, respectively, versus 45% in fiscal 1998 and 56% in fiscal 1997. Although we expect MMS revenues to continue to represent a significant portion of total revenues for the foreseeable future, MMS revenues as a percentage of total revenues may continue to decline as a result of increased revenues attributable to our other product lines and/or reduced demand for MMS.

     Software license revenues and consulting, maintenance and other services revenues represented 25% and 75%, respectively, of our total revenues during the three and nine months ended September 30, 1999, versus 31% and 69%, respectively in fiscal 1998, and 46% and 54%, respectively, in fiscal 1997. The revenue mix for fiscal 1998 was primarily affected by lower than anticipated software license revenues in our international markets, while our quarterly and year-to-date results for 1999 have been impacted by a downturn in demand for domestic software licenses. We continue to be cautious about our near-term expectations for software licenses due to the uncertainties surrounding the millenium change and the impact it has had on the length and predictability of the selling cycles for some deals. As we get closer to the actual millenium crossover, we believe contingency plans for Year 2000 compliance and the corollary budget constraints may increasingly distract our clients. This disruption could continue into early 2000 and we cannot predict when, if ever, normal selling cycles will resume.

     A significant portion of our business is conducted internationally. The following tables set forth a quarterly comparison of 1997, 1998 and 1999 domestic and international software license revenues:

                            1997                                1998
                  ------------------------   ------------------------------------------
                                                         % CHANGE                  % CHANGE
QUARTER ENDED     DOMESTIC   INTERNATIONAL   DOMESTIC    VS. 1997   INTERNATIONAL  VS. 1997
-------------     --------   -------------   --------    --------   -------------  --------
March 31,         $ 3,456       $ 4,409       $ 7,123      106%      $  4,926          12%
June 30,            4,357         5,201         8,302       91%         4,010        (23)%
September 30,       3,730         6,336         8,581      130%         3,775        (40)%
December 31,        5,793         8,759         3,204     (45)%         3,421        (61)%
                  -------       -------       -------                --------
                  $17,336       $24,705       $27,210       57%      $ 16,132        (35)%
                  =======       =======       =======                ========

                           1998                               1999
                  ----------------------    ------------------------------------------
                                                       % CHANGE                 % CHANGE
QUARTER ENDED     DOMESTIC  INTERNATIONAL   DOMESTIC   VS. 1998  INTERNATIONAL  VS. 1998
-------------     --------  -------------   --------   --------  -------------  --------
March 31,         $ 7,123      $ 4,926      $  3,538    (50)%       $ 3,886      (21)%
June 30,            8,302        4,010         2,847    (66)%         7,822       95%
September 30,       8,581        3,775         4,117    (52)%         4,545       20%
                  -------      -------      --------                -------
                  $24,006      $12,711      $ 10,502    (56)%       $16,253       28%
                  =======      =======      ========                =======

     On a product line basis, software licenses in our Enterprise Systems business unit increased sequentially over the second quarter of 1999 and between the year-over-year quarters. In addition, most of the deferrals in our sales pipeline in the third quarter of 1999 were for Enterprise Systems. With respect to the ODBMS product, four new customers were signed during the third quarter of 1999 compared to two last quarter and only one in the third quarter of 1998. Although recent sales of the ODBMS product have shown improvement, overall sales of this product have historically failed to meet our expectations. We continue to believe that sales of ODBMS have been affected by a significant drop-off in demand related to the millennium change, external and internal marketing issues, increased competition, and a limited number of referenceable implementations. As we believe is typical with client/server products that are highly complex and sophisticated, we have detected and are attempting to address certain design and stability problems in early versions of our ODBMS product. Since implementation of ODBMS generally involves customer-specific customization and integration with a variety of hardware and software systems developed by third parties, each version of the product may contain undetected errors when first released. We have only discovered and evaluated certain of these problems after the ODBMS product has been implemented and used by our customers with live data over time, with different computer systems and in a variety of applications and environments.

     Software licenses in our Analytic Applications business unit were down sequentially from the second quarter of 1999 and between the year-over-year quarters. The second quarter of 1999 was a particularly strong quarter for Analytic Applications and the third quarter of 1998 included recognition of over $500,000 in deferred revenues related to the initial release of the Arthur Assortment Planning software. Software licenses in our In-store Systems business unit were off substantially from the second quarter of 1999 and between the year-over-year quarters. We believe the decline in demand for our In-store Systems results from deferred purchasing decisions that may stem from uncertainty related to the millenium change, longer sales cycles, continued weakness in global economies, increased competition and/or lack of desired feature and functionality. We plan to reorganize our sales force for this product line and address increased competition in this business segment by refocusing some of our research and development investment on new feature and functionality. We cannot guarantee that these actions will increase the demand for this product line and any failure to do so could negatively impact our business, operating results and financial condition.

    Consulting, maintenance and other services revenues are derived from a range of services, including system design and implementation and, to a lesser extent, software maintenance, support and training. Consulting, maintenance and other services revenues are generally more predictable but generate significantly lower gross margins than software revenues. Our service business continues to be an important source of stable operating income and an important competitive strength as we position ourselves as a total solution provider for retailers. Consulting, maintenance and other services revenues remain flat compared to the second quarter of 1999 and the third quarter of 1998. We expect these revenues to be slightly lower in the fourth quarter of 1999 due to the holiday season and the increased participation in training and product certification programs by our consulting associates. We do not expect consulting, maintenance and other services to increase until we begin to experience an increased demand in our software license sales. We are, however, focusing on the replacement of implementation and other service revenues associated with new software sales, with sales of new and expanded services to our existing customer base. These services include a global 24-hour customer support service centralized in our corporate offices and optimum service offerings for point-of-sale customers. We will continue to adjust the size and composition of the workforce in our services organization to match the different product and geographical demand cycles.

    We have pursued a strategy of addressing international markets by developing localized versions of our products and establishing international subsidiaries with direct sales and consulting capabilities. Our international revenues represented 46% and 48% of total revenues for the three months and nine months ended September 30, 1999, as compared with 45% and 55% in the fiscal years ended December 31, 1998 and 1997, respectively.

    We remain cautious about our expectations regarding domestic and international operations in the near term. We expect our operating results to continue to be less predictable in the future than was the case historically as a result of uncertainties in certain geographic regions and weakness in demand for our software products, possibly related, in part, to the millenium change. We believe these economic conditions and uncertainties could continue to adversely impact our business, operating results and financial condition for an indefinite period of time. We will continue to try to moderate our operating expenses in the future to remain at breakeven to slightly profitable operating levels while software licenses remain at reduced levels due to deferred purchasing decisions or budgetary lock-downs caused by uncertainty related to the millenium change.

    To the extent our international operations expand or represent an increasing percentage of our overall business, we would expect that an increasing portion of our international software license and consulting, maintenance and other services revenues will be denominated in foreign currencies, which subjects us to risks related to fluctuations in foreign currency exchange rates. Historically, our operations have not been materially adversely affected by fluctuations in foreign currency exchange rates, and we have not engaged in foreign currency hedging transactions. However, if our international operations expand, exposures to gains and losses on foreign currency transactions may increase. We may choose to limit such exposure by entering into forward foreign exchange contracts or engaging in similar hedging strategies. There can be no assurance that any currency exchange strategy would be successful in avoiding or reducing exchange-related losses. In addition, revenues earned in various countries where we do business may be subject to taxation by more than one jurisdiction, thereby adversely affecting our earnings.

    We had net receivables of $36.2 million, or 94 days sales outstanding ("DSOs") at September 30, 1999, compared to $39.8 million, or 97 DSOs at June 30, 1999 and $40.6 million, or 113 DSOs at December 31, 1998. Although we have placed significant focus and made steady progress on our collections, we found it necessary to provide additional bad debt reserves of $1.1 million during the third quarter of 1999 primarily as a result of three new domestic bankruptcy filings.

RECENT DEVELOPMENTS

- We completed benchmark testing of the ODBMS product in the Apparel and Home Division of a large tier one retailer during the third quarter of 1999. The successful completion of these benchmark tests resulted in the signing of a separate ODBMS license by another division of this retailer during the third quarter of 1999.

- Our first MMS.com client went live on this e-commerce solution within four months of contract signing. We also signed our first Latin American MMS.com client. MMS.com, which is based on IBM's Net.Commerce merchant server software, is an e-commerce merchandizing solution that is designed to deliver a scalable and dynamic online commerce engine and that enables retailers to establish a secure, integrated virtual store on the Internet. MMS.com supports a wide variety of buying processes and transaction types including virtual shopping carts, online catalogs, sales promotions, shipping options and customer-controlled order checking.

-    We established business operations in Japan.

- We announced the resignation of Frederick M. Pakis as Co-Chief Executive Officer during the third quarter of 1999. Mr. Pakis will continue to serve in his capacity as Co-Chairman. James D. Armstrong now serves as our sole Chief Executive Officer and continues to share Co-Chairman responsibilities with Mr.
     Pakis.


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenues

    Total revenues for three months ended September 30, 1999 were $35.3 million, a decrease of 9% over the $38.9 million reported in the comparable quarter of 1998. Revenues consist of software licenses and consulting, maintenance and other services, which represented 25% and 75%, respectively, of total revenues during the three months ended September 30, 1999, and 32% and 68%, respectively in the comparable quarter of 1998.

    Software Licenses. Software license revenues for the three months ended September 30, 1999 were $8.7 million, a decrease of 30% from the $12.4 million reported in the comparable quarter of 1998. Domestic software license revenues decreased 52% between the comparable quarters, offset in part by a 20% increase in international software license revenues. The international results include increases in each of the EMEA (24%), Asia/Pacific (112%) and Latin American (570%) regions and an 80% decrease in Canada. Enterprise Systems software license revenues increased 8% between the comparable quarters primarily as a result of increased sales of the ODBMS product. Analytic Applications and In-store Systems software license revenues decreased 10% and 92%, respectively between quarters. The Analytic Applications results for the third quarter of 1998 include recognition of over $500,000 in deferred revenues related to the initial release of the Arthur Assortment Planning software. We plan to reorganize our In-store Systems sales force and address increased competition in this business segment by refocusing some of our research and development investment on new feature and functionality. We continue to be cautious about our near-term expectations for software licenses due to the uncertainties surrounding the millenium change and the impact it has had on the length and predictability of the selling cycles for some deals. As we get closer to the actual millenium crossover, we believe contingency plans for Year 2000 compliance and the corollary budget constraints may increasingly distract our clients. This disruption could continue into early 2000 and we cannot predict when, if ever, normal selling cycles will resume.

    Consulting, Maintenance and Other Services. Consulting, maintenance and other services revenues for the three months ended September 30, 1999 were $26.7 million versus $26.5 million in the comparable quarter of 1998. Domestic consulting, maintenance and other services revenues increased 8% between the comparable quarters while international consulting, maintenance and other services revenues decreased 8% during these same periods. We expect consulting, maintenance and other services revenues to be slightly lower in the fourth quarter of 1999 due to the holiday season and the increased participation in training and product certification programs by our consulting associates. We do not expect consulting, maintenance and other services to increase until we begin to experience an increased demand in our software license sales. We are however, focusing on the replacement of implementation and other services associated with the new software sales, with sales of new and expanded services to our existing customer base. These services include a global 24-hour customer support service centralized in our corporate office and an optimum service offering for point-of-sale customers.

Cost of Revenues

    Cost of software license revenues was $539,000, or 6% of software license revenues, for the three months ended September 30, 1999 as compared to $455,000, or 4%, in the comparable quarter of 1998. The higher costs in the current quarter result from the higher mix of products that incorporate software technology licensed from third party suppliers. Consulting, maintenance and other services costs for the three months ended September 30, 1999 were $18.1 million, an increase of 6% over the $17.1 million reported in the comparable quarter of 1998. The consulting, maintenance and other services organization headcount increased by 2% between periods, and as of September 30, 1999, there were 664 employees involved in these functions worldwide. We expect only modest growth, if any, in the overall size of our services organization during the fourth quarter of 1999. We will continue to adjust the size and composition of the workforce in our service organization to match the different geographical demand cycles.

Gross Profit

    Gross profit for the three months ended September 30, 1999 was $16.7 million, a decrease of 22% from the $21.3 million reported in the comparable quarter of 1998. Gross profit, as a percentage of total revenues, decreased from 55% to 47% between the comparable quarters. This decrease results primarily from the higher mix of consulting, maintenance and other services revenues as a percentage of total revenues during the three months ended September 30, 1999. Our service margins decreased between the comparable quarters from 36% to 32%. Service margins were adversely impacted during the current quarter by decreased utilization in our consulting services group, the transition costs associated with the centralization of global support in our corporate office and increased training costs. We will attempt to maintain our service margins at the current run rate of 32% into next year as we continue our centralization and training effort.

Operating Expenses

    Product Development. Product development expenses for the three months ended September 30, 1999 were $6.2 million, an increase of 5% over the $5.9 million reported in the comparable quarter of 1998. Product development expenses as a percentage of total revenues increased between the comparable quarters from 15% to 17%. This increase results primarily from development activities associated with new product initiatives including Active DSS, the next versions of the Arthur Suite, the MMS.com e-commerce strategy, and experimental work with the Microsoft sequel server 7.0 engine. In addition, we continue to focus on the feature, functionality, stability, and scalability of all our product lines including ODBMS and Win/DSS. We increased our product development staff by 8% between the comparable quarters and as of September 30, 1999, there were 215 employees involved in the product development function. We currently plan to increase our quarterly investment in product development next quarter. Our development efforts will focus on the timely release of ODBMS version 4.1, enhancements that add feature and functionality to existing In-store Systems and Analytic Applications products, increased systems interoperability, international issues such as the adoption of the Euro, and continued enhancement of the MMS.com product and other intranet, extranet and Internet business solutions that integrate industry standard e-commerce software into current and future e-commerce products. We believe our current process for developing software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

    Sales and Marketing. Sales and marketing expenses for the three months ended September 30, 1999 were $5.5 million, a decrease of 9% from the $6.1 million reported in the comparable quarter of 1998. We incurred lower commissions due to the decreased volume of software license sales between the comparable quarters; however, our sales and marketing expenses, as a percentage of total revenues, remained static at 16% in both quarters. Our worldwide sales and marketing staff decreased by 2% between the comparable quarters and as of September 30, 1999, there were 109 employees involved in this function. We will continue to realign our sales force to match the demands among product lines and geographic regions, and anticipate only modest sequential expansion of our worldwide sales and marketing staff during the fourth quarter of 1999.

    General and Administrative. General and administrative expenses for the three months ended September 30, 1999 were $4.5 million, an increase of 22% over the $3.7 million reported in the comparable quarter of 1998. General and administrative expense, as a percentage of total revenues, increased between the comparable quarters from 9% to 13%. The increase in general and administrative expenses is due primarily to an increase in bad debt reserves of $1.1 million during the third quarter of 1999, which primarily resulted from three new domestic bankruptcy filings, compared to $172,000 in the comparable prior year quarter. We anticipate that our quarterly general and administrative expenses will go down in the fourth quarter of 1999 and return to the lower levels achieved in the first quarter of this year.

    Amortization of Intangibles. Amortization of intangibles consists primarily of amortization on goodwill and other intangibles recorded in connection with the acquisition of Arthur Retail Business Unit in June 1998.

Provision for Income Taxes

    Our effective income tax rate reflects statutory federal, state and foreign tax rates, partially offset by reductions for research and development expense tax credits. From time to time, we may be subject to audit by federal, state and/or foreign taxing authorities. We are currently undergoing an audit of our fiscal 1996 and 1997 Federal Income Tax Returns. In connection with the audit, we have received proposed adjustments from the Internal Revenue Service ("IRS") reducing our 1996 and 1997 research and development expense tax credits. The Company and its tax advisors disagree with the adjustments proposed by the IRS and intend to vigorously appeal them. Accordingly, we are unable to determine the financial impact of the audit at this time. However, we do not believe that the IRS adjustments, even as currently proposed, will have a material impact on our business, operating results and financial condition.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenues

    Total revenues for nine months ended September 30, 1999 were $107.7 million, an increase of 2% over the $105.4 million reported in the comparable period of 1998. Revenues consist of software licenses and consulting, maintenance and other services, which represented 25% and 75%, respectively, of total revenues during the nine months ended September 30, 1999, and 35% and 65%, respectively in the comparable period of 1998.

    Software Licenses. Software license revenues for the nine months ended September 30, 1999 were $26.8 million, a decrease of 27% from the $36.7 million reported in the comparable period of 1998. Domestic software license revenues decreased 56% between the comparable periods, offset in part by a 28% increase in international software license revenues. The international results include increases in each of the EMEA (21%) Asia/Pacific (98%) and Latin America (349%) regions, and a 70% decrease in Canada. Enterprise Systems and In-store Systems software license revenues decreased 38% and 67%, respectively between periods. Analytic Applications software license revenues increased 48% between periods primarily as a result of additional software license revenues from the Arthur Retail Business Unit that was acquired by the Company in June 1998.

    Consulting, Maintenance and Other Services. Consulting, maintenance and other services revenues for the nine months ended September 30, 1999 were $80.9 million, an increase of 18% over the $68.7 million reported in the comparable period of 1998. Although we experienced increases in service revenues from each of our product lines, the overall increase results primarily from the additional consulting and maintenance revenues related to the Arthur Retail Business Unit. Domestic and international consulting, maintenance and other services revenues increased 33% and 3%, respectively, between the comparable periods.

Cost of Revenues

    Cost of software license revenues was $1.6 million for the nine months ended September 30, 1999 compared to $1.6 million in the comparable period of 1998. Cost of software licenses represented 6% and 4% of software license revenues in the respective periods. The higher costs in the nine-month period ended September 30, 1999 result from the higher mix of products that incorporate software technology licensed from third party suppliers. Consulting, maintenance and other services costs for the nine months ended September 30, 1999 were $53.8 million, an increase of 15% over the $47.0 million reported in the comparable period of 1998. The consulting, maintenance and other services organization headcount increased by 2% between periods, and as of September 30, 1999, there were 664 employees involved in these functions worldwide.

Gross Profit

    Gross profit for the nine months ended September 30, 1999 was $52.4 million, a decrease of 8% from the $56.9 million reported in the comparable period of 1998. Gross profit, as a percentage of total revenues, decreased from 54% to 49% between the comparable periods. This decrease is attributable to the higher mix of consulting, maintenance and other services revenues as a percentage of total revenues during the nine months ended September 30, 1999. Our service margins increased between the comparable periods from 32% to 34%. This improvement reflects the favorable impact of increases in our maintenance base, both from the Arthur Retail acquisition and core JDA products, higher average billing rates in our consulting practice, and the elimination of outside contractors in Europe.

Operating Expenses

    Product Development. Product development expenses for the nine months ended September 30, 1999 were $18.0 million, an increase of 21% over the $14.9 million reported in the comparable period of 1998. Product development expenses as a percentage of total revenues increased between the comparable periods from 14% to 17%. This increase results primarily from continuing development activities associated with ODBMS and new product initiatives including Active DSS, the next versions of the Arthur Suite, MMS.com, and experimental work with the Microsoft sequel server 7.0 engine.

    Sales and Marketing. Sales and marketing expenses for the nine months ended September 30, 1999 were $18.4 million, an increase of 26% over the $14.6 million reported in the comparable period of 1998. Sales and marketing expenses, as a percentage of total revenues, increased between the comparable periods from 14% to 17%. This increase results primarily from the incremental costs of the Arthur Retail Business Unit and the initial sales and marketing costs incurred connection with the establishment of business operations in Japan.

    General and Administrative. General and administrative expenses for the nine months ended September 30, 1999 were $13.8 million, an increase of 38% over the $10.0 million reported in the comparable period of 1998. General and administrative expenses, as a percentage of total revenues, increased between the comparable periods from 9% to 13%. The increase in general and administrative expenses is primarily due to an increase in bad debt reserves of $3.1 million during the nine months ended September 30, 1999 versus $472,000 in the comparable prior year period, additional administrative personnel in our domestic and international operations, depreciation on purchases of property and equipment related to our expansion, duplicate rent and other non-recurring charges of approximately $400,000 related to the consolidation and relocation of our corporate offices, and the incremental costs of Arthur Retail Business Unit.

    Amortization of Intangibles. Amortization of intangibles consists primarily of amortization on goodwill and other intangibles recorded in connection with the acquisition of Arthur Retail Business Unit in June 1998.

    Restructuring and Asset Disposition Charge. We recorded a $2.1 million restructuring and asset disposition charge during the first quarter of 1999. The restructuring initiatives involved a workforce reduction of over 50 full-time employees in the United States and Europe ($1.4 million), the closure of three unprofitable locations in Germany, France and South Africa ($226,000), the disposal of property and equipment related to the closure of these locations and the consolidation of our corporate operations into one facility ($507,000), and the release of over 80 subcontractors worldwide. All workforce reductions included in the restructuring charge were made on or before March 31, 1999.


Provision for Income Taxes

    Our effective income tax rate reflects statutory federal, state and foreign tax rates, partially offset by reductions for research and development expense tax credits. From time to time, we may be subject to audit by federal, state and/or foreign taxing authorities. We are currently undergoing an audit of our fiscal 1996 and 1997 Federal Income Tax Returns. In connection with the audit, we have received proposed adjustments from the IRS reducing our 1996 and 1997 research and development expense tax credits. The Company and its tax advisors disagree with the adjustments proposed by the IRS and intend to vigorously appeal them. Accordingly, we are unable to determine the financial impact of the audit at this time. However, we do not believe that the IRS adjustments, even as currently proposed, will have a material impact on our business, operating results and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have financed our operations primarily through cash generated from operations and public sales of equity securities. The Company had working capital of $103.0 million at September 30, 1999 compared with $98.3 million at December 31, 1998. Cash and cash equivalents at September 30, 1999 were $46.7 million, an increase of $4.3 million from the $42.4 million reported at December 31, 1998. We also had $42.3 million in marketable securities at September 30, 1999, a decrease of $700,000 from the $43.0 million reported at December 31, 1998.

    Operating activities provided cash of $7.9 and $6.2 million during the nine months ended September 30, 1999 and 1998, respectively. Cash provided from operating activities during the nine months ended September 30, 1999 resulted primarily from $9.0 million of depreciation and amortization, $3.1 million in provision for doubtful accounts, and a $1.3 million decrease in accounts receivable, offset in part by a $912,000 increase in income tax receivable and a $5.2 million decrease in accounts payable and accrued expenses. Cash provided from operating activities for the nine months ended September 30, 1998 resulted primarily from net income of $11.4 million, excluding the one-time charge for purchased in-process research and development and related tax benefit, $5.1 million of depreciation and amortization, a $3.1 increase in income taxes payable, a $2.8 million increase in accounts payable and accrued expenses, and a $2.6 million increase in deferred revenue, offset in part by a $13.0 million increase in accounts receivable and a $5.6 increase in prepaid expenses and other current assets. We had net accounts receivable of $36.2 million, or 94 days sales outstanding ("DSOs") at September 30, 1999, compared to $40.6 million, or 113 DSOs at December 31, 1998. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including seasonality, shifts in customer buying patterns, contractual payment terms, the underlying mix of products and services, and the geographic concentration of revenues.

    Investing activities utilized cash of $6.3 million and $95.5 million during the nine months ended September 30, 1999 and 1998, respectively. The 1999 activity includes $9.2 million in capital expenditures, including over $3.6 million related to our corporate office relocation, offset in part by the net maturity of $741,000 of marketable securities. The 1998 activity includes the net purchase of $40.7 million of marketable securities, $10.8 million in capital expenditures, and a $44.0 million cash payment for the acquisition of the Arthur Retail Business Unit.

    Financing activities provided cash of $3.1 million and $106.6 million during the nine months ended September 30, 1999 and 1998, respectively. The activity in both periods includes proceeds from the issuance of common stock and related tax benefits under our stock option and employee stock purchase plans. In addition, the 1998 activity includes net proceeds of $99.6 million from the issuance of 3,450,000 shares of common stock in a secondary public offering.

    Changes in the currency exchange rates of our foreign operations had the effect of reducing cash by $289,000 and $355,000 in the nine months ended September 30, 1999 and 1998, respectively. We did not enter into any foreign exchange contracts or engage in similar hedging strategies during either of the periods.

    We maintain a $5.0 million revolving line of credit with a commercial bank. The line of credit is collateralized by property and equipment, receivables, and intangibles; accrues interest at the bank's reference rate (which approximates prime) less .25 percentage points; and requires that we maintain certain current ratios and tangible net worth. The line of credit matures on July 1, 2000. There were no amounts outstanding on the line of credit at September 30, 1999. We believe that our cash and cash equivalents, investments in marketable securities, available borrowings under the bank line of credit and funds generated from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months.

YEAR 2000 COMPLIANCE

    We have designated a continuing project team to assess the Year 2000 compliance of our software products. Based on our assessment to date, we believe the current versions of our software products are "Year 2000 compliant," that is, they are capable of adequately distinguishing 21st century dates from 20th century dates. However, we are aware that some of our customers are running earlier versions of our software products that are not Year 2000 compliant. We have contacted and encouraged such customers to migrate to current product versions. Moreover, our products are generally integrated into enterprise systems involving complicated software products developed by other vendors. The most probable worst case scenario is that we may in the future be subject to claims based on Year 2000 problems in others' products, custom modifications made by us or third parties to our products, or issues arising from the integration of multiple products within an overall system. We have not been a party to any litigation or arbitration proceeding to date alleging that our products or services are not Year 2000 compliant. However, we are from time to time involved in payment disputes and may be subject to Year 2000 counter claims. There can be no assurance that we will not in the future be required to defend our products or services in such proceedings, or to negotiate resolutions of claims based upon Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, and any liability we may incur for Year 2000-related damages, including consequential damages, could have a material adverse effect on our business, operating results and financial condition.

    We face a risk to the extent that suppliers of products, services and systems purchased by us and others with whom we transact business on a worldwide basis do not comply with Year 2000 requirements. In the event any such third parties cannot provide us with products, services or systems that meet the Year 2000 requirements on a timely basis, or in the event Year 2000 issues prevent such third parties from timely delivery of products or services the we require, our operating results could be materially adversely affected. Our plan for the Year 2000 has included compliance verification of financial institutions, investment advisors, independent payroll service providers, external vendors who have supplied software and information systems to us and communication with significant suppliers to determine the readiness of third parties' remediation of their own Year 2000 issues. As part of our Year 2000 contingency plan, we maintain our cash and marketable securities with multiple financial institutions and investment advisors.

    We are also subject to risk that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources and reduce available funds in order to correct or patch their current software systems for Year 2000 compliance. These disruptions could continue into early 2000 and we cannot predict when, if ever, normal purchasing cycles of our customers or potential customers will resume. As a result, no assurance can be given that Year 2000 problems within our existing or prospective customer base of retail organizations will not result in the deferral or cancellation of such organizations' decisions to license and implement information systems such as those we offer. To the extent Year 2000 issues cause significant delays in, or cancellation of, decisions to purchase our products or services, our business, operating results and financial condition would be materially adversely affected. We believe that the reduced year over year demand for our software licenses may be partially attributable to Year 2000 issues. Our ability to deliver consulting services depends in part on the mobility of our consulting services personnel. To the extent that the domestic or international travel infrastructure is significantly affected by the century change, our ability to deliver consulting services would be affected and our business and operating results could be adversely impacted.

    We recognize the need to ensure our internal operations will not be adversely impacted by Year 2000 software failures, and have established a project team to assess Year 2000 risks regarding the ability of our internal systems to operate after December 31, 1999. The project team has identified and continues to implement changes to our computer hardware and software applications to ensure availability and integrity of our financial systems and the reliability of our operational systems. We converted our existing legacy accounting software to a Year 2000 compliant version in December 1998. This conversion was performed entirely by our internal IS staff and the costs of modifying this software have been expensed as incurred. We have modified our existing time and billing system to be Year 2000 compliant. The conversion of the existing time and billing system was completed in April 1999. We have incurred approximately $70,000 to date on Year 2000 compliance activities and expect to incur no more than $20,000 to complete our Year 2000 compliance activities. These costs and the timing in which we plan to complete our Year 2000 modification and testing procedures are based on our best estimates. However, there can be no assurance that we will timely identify and remediate all significant Year 2000 problems, or that any such remedial efforts will not have a material adverse effect on our business, operating results and financial condition.

EURO CURRENCY

    The participating member countries of the European Union agreed to adopt the Euro as the common legal currency beginning January 1, 1999. On that same date they established Fixed Conversion Rates between their existing sovereign currencies and the Euro. The Euro will be implemented in phases over a transition period that extends through December 31, 2001. Although our products currently comply with the requirements of the initial phase-in of the Euro, they are not fully "Euro Compliant." We have defined Euro Compliant to mean that our products are capable of processing and reporting any data denominated in the Euro in the same manner as processing and reporting data denominated in the national currency units that comprise the currencies of those member states that adopt the Euro (the "NCUs") without any loss of functionality or interoperability or degradation in performance of volume capacity and, without prejudice to the generality of the foregoing, have the ability to provide all of the following functions:

    (1) Conversion of NCUs to Euro (and vice versa) at the Fixed Conversion Rates and conversion of NCUs to NCUs using the Fixed Conversion Rates between the relevant NCUs and the Euro and, in each case, rounding of such amounts in accordance with the current applicable laws and regulations.

    (2) Rounding of amounts denominated in Euro to the nearest "Euro cent" and of amounts denominated in NCUs to the nearest sub-unit applicable to the relevant NCUs and use in data of the Euro symbol.

    (3) Making and receiving payment of amounts denominated in Euro and in different denominations of the Euro and/or in NCUs.

    We will incorporate additional Euro Compliant functionality, as necessary, into the future versions of each of our products. To the extent the development and release of fully Euro Compliant versions does not occur in a timely manner, we could experience significant delays in, or cancellation of, decisions to purchase its products or services, and as a result, our business, operating results and financial condition would be materially adversely impacted.

CERTAIN RISKS

    Our Operating Results May Fluctuate Significantly. Our quarterly operating results have varied and are expected to continue to vary in the future. Many factors may cause these fluctuations, including: demand for our products and services; the size and timing of individual orders, particularly with respect to our larger customers; the lengthening of our sales cycle; competitive pricing pressures; customer order deferrals in anticipation of new products; changes in the mix of software license revenues; changes in the mix of software license revenues compared to consulting, maintenance and other services revenues; the timing of introductions and enhancements of our products or those of our competitors; market acceptance of new products; technological changes in platforms supporting our products; changes in our operating expenses; changes in the mix of domestic and international revenues; our ability to complete fixed price consulting contracts within budget; employee hiring and retention; foreign currency exchange rate fluctuations; expansion of international operations; changes in our strategies; and general industry and economic conditions. In addition, we believe we have experienced and are continuing to experience a decline in overall demand for our Enterprise Systems and In-store Systems. In particular, although recent sales of the ODBMS product have shown improvement, sales of our ODBMS product have historically failed to meet our expectations. We believe that sales of ODBMS have been affected by a significant drop-off in demand related to the millenium change, external and internal marketing issues, increased competition, a limited number of referenceable implementations, and certain design and stability issues in earlier versions of the ODBMS product.

     We have not been able to determine the exact cause of the decline in demand for our In-store Systems products, but we believe that it may result from deferred purchasing decisions. These deferred purchasing decisions may stem from uncertainty related to the millenium change, longer sales cycles, continued weakness in global economies, increased competition and/or lack of desired feature and functionality. We plan to reorganize our sales force for this product line and address increased competition in this business segment by refocusing some of our research and development investment on new feature and functionality. We cannot guarantee that these actions will increase the demand for this product line and any failure to do so could negatively impact our business, operating results and financial condition.

     In the third quarter of 1999, we experienced a decline in sales of our Analytic Applications products. While we do not foresee a significant decline in demand for such products, we cannot guarantee that the demand for our Analytic Applications products will continue, and any decrease in demand for this product line could negatively impact our business, operating results and financial condition.

    We believe that the prevailing business reasons for purchasing merchandising systems and the other software products that we offer still exist. However, you should not rely on the current performance or historic growth rates for our Enterprise Systems, In-store Systems, and Analytic Applications as an indication of their future performance. Because the gross margin on software licenses is significantly greater than the gross margins on consulting, maintenance and other services, our combined gross margin has fluctuated from quarter to quarter, and we expect that it will continue to fluctuate significantly based on revenue mix and seasonality. Moreover, since the majority of our consulting maintenance and other services revenues are derived from new software sales, any extended decline in demand for our software license products could negatively impact our consulting, maintenance and other services revenues.

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

    We continue to be cautious about our near-term expectations for software licenses due to the uncertainties surrounding the millenium change and the impact it has had on the length and predictability of selling cycles for some deals. As we get closer to the actual millenium crossover, we believe contingency plans for Year 2000 compliance and the corollary budget constraints may increasingly distract our clients. This disruption could continue into early 2000. Further, we do not expect consulting, maintenance and other service revenues to increase until we begin to experience an increased demand in our software products. Based on all of the foregoing, we believe that future revenues, expenses and operating results are likely to vary significantly from quarter-to-quarter. As a result, quarter-to-quarter comparisons of operating results are not necessarily meaningful. Furthermore, it is likely that in some future quarter our operating results may be below the expectations of public market analysts or investors. If that happens, or if adverse conditions prevail, or are perceived to prevail, with respect to our business or generally, the price of our common stock may decline.

    A Significant Portion of Our Revenue Is Derived from the Retail Industry. We have derived substantially all of our revenues to date from the license of software products and the performance of related services to the retail industry. Our future growth is critically dependent on increased sales to the retail industry. The success of our customers is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, we believe that the license of our software products generally involves a large capital expenditure, which is often accompanied by large-scale hardware purchases or commitments. As a result, demand for our products and services could decline in the event of instability or downturns in the retail industry. Such downturns may cause customers to exit the industry or delay, cancel or reduce any planned expenditure for information management systems and software products. In addition, the Internet is dramatically impacting the retail industry. The traditional retailers that we serve now often face substantial competition from Internet-based retailers that may negatively impact their ability to purchase our products. Moreover, our one product that is targeted primarily to meet the needs of Internet-based business, MMS.com, was only recently announced and has only been installed at one customer location. Our ability to sell our products to traditional retailers attempting to add Internet business, or to sell our products to Internet-only retailers may be negatively impacted if our current or future Internet-based products do not keep pace with technological change or achieve market acceptance. We also believe that the retail industry may be consolidating and that the industry is from time-to-time subject to increased competition and weakening economic conditions that could negatively impact the industry, our customers' ability to pay for our products and services and potentially lead to an increased number of bankruptcy filings. Such consolidation and weakening economic conditions have in the past, and may in the future, negatively impact our revenues, reduce the demand for our products and may negatively impact our business, operating results and financial condition.

    We May Not be Able to Manage Our Growth. Our business grew rapidly from 1996 to 1998, with revenues increasing from $47.8 million in 1996, to $91.8 million in 1997 and to $138.5 million in 1998. This expansion resulted in substantial growth in our number of employees, the scope of our operating systems and the geographic distribution of our operations and customers during these periods. The rapid growth placed, and continues to place, a significant strain on our management and operations. Our ability to compete effectively and to manage future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis; to expand, train, motivate and manage our work force, in particular our direct sales force and consulting services organization; and to deal effectively with third-party systems integrators and consultants. We reorganized our senior management in January 1999 by business units (Enterprise Systems, In-store Systems and Analytic Applications) and implemented a matrix organization that provides each of our geographic regions (the United States, EMEA, Asia/Pacific, Canada and Latin America) with full responsibility for direct sales, consulting services and operations. All management positions within this new organizational structure were filled as of March 31, 1999 including promotions from within the Company to fill the open positions of Vice President - EMEA, Senior Vice President - Client Services, Senior Vice President - Technology, and the newly created position of Senior Vice President - Marketing. Most members of the executive management team have served in their current positions for less than two years. Our future growth and success depends in large part upon the ability of our executive management team to effectively manage expansion of our operations. We cannot guarantee that we will be able to manage our recent or any future growth, and any failure to do so would negatively effect our business, operating results and financial condition.

    If we resume our historical growth levels, we will have to recruit and hire a substantial number of other new employees, including consulting and product development personnel, both domestically and abroad. Our ability to undertake new projects and increase revenues is substantially dependent on the availability of consulting personnel to assist in the implementation of our products and services. Consequently, we would not be able to grow our business at historical rates without adding significant numbers of trained consulting personnel. Moreover, if we are unable to adequately increase our consulting capacity, we would have to forego licensing opportunities or become more dependent on systems integrators and professional consulting firms to provide implementation services for our products. Due to the present uncertainty surrounding demand for our Enterprise Systems and In-store Systems and recent declines in our software license revenues, we expect that consulting, maintenance and other services revenues may continue to increase as a percentage of total revenues. Since a significant portion of our consulting, maintenance and other services revenues are derived from the implementation of our software products, any further decline in demand for our software products or failure of software revenues to fully return to historical levels, would cause our consulting, maintenance and other services revenues to decline. We do not expect consulting, maintenance and other service revenues to increase until we begin to experience an increased demand in our software products. If revenues fail to meet expectations following the hiring and training of new personnel, our operating results will decline. Due to the addition of significant numbers of new personnel, we have from time to time incurred significant start-up expenses, including leasing of office space and equipment, initial training costs and low utilization rates of new personnel. Such start-up expenses have in the past contributed and may in the future contribute to significant reductions in gross margin on consulting, maintenance and other services revenues and on overall gross margin. We cannot guarantee that start-up expenses incurred in connection with the hiring of additional technical personnel will not reduce future operating results. We expect only modest growth, if any, in the size of our services organization during the remainder of 1999. We will continue to adjust the size and composition of the workforce in our services organization to match the different product and geographic demand cycles.

    Ability to Attract and Retain Skilled Personnel Is Important to Our Growth. Our success is heavily dependent upon our ability to attract, hire, train, retain and motivate skilled personnel, including sales and marketing representatives, qualified software engineers involved in ongoing product development, and consulting personnel who assist in the implementation of our products and services. The market for such individuals is intensely competitive, particularly in international markets. In this regard, we dramatically increased the number of associates involved in these functions during 1997 and 1998 in connection with the continuing development and rollout of our client/server products, and to support further development and implementation of MMS. Given the critical roles of our sales, product development and consulting staffs, our inability to recruit successfully or any significant loss of key personnel in our sales, product development or consulting staffs would hurt us. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. We cannot guarantee that we will be able to retain our current personnel, or that we will be able to attract and retain other highly qualified technical and managerial personnel in the future. Our inability to attract and retain the necessary technical and managerial personnel would hurt our business, operating results and financial condition.

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

    Although recent sales of our ODBMS product have shown improvement, sales of our ODBMS product have historically failed to meet our expectations. We believe that sales of ODBMS have been affected by a significant drop-off in demand related to the millenium change, external and internal marketing issues, increased competition, a limited number of referenceable implementations, and certain design and stability issues in earlier versions of the ODBMS product. If the market for our client/server products fails to develop, develops more slowly than expected or becomes saturated with competitors, or if our products are not accepted in the marketplace, our business, operating results and financial condition will decline.

    The Company announced the commercial availability of the MMS.com e-commerce product during the third quarter of 1999 and to date only one customer has gone live with this product. The market for e-commerce products is new and quickly evolving. As a result, we cannot predict the growth rate or size for this market nor the impact this emerging form of commerce will have on the brick and mortar retail operations traditionally served by our other software products. If the market for our MMS.com product or other future web-enabled products fails to develop, develops more slowly than expected or becomes saturated with competitors, or if our e-commerce products are not accepted in the marketplace or are technologically flawed, our business, operating results and financial condition could be negatively impacted.

    Our Products Are Concentrated In One Area. We have historically derived a significant portion of our revenues from software licenses and consulting, maintenance and other services related to MMS. MMS revenues are partially dependent on the continued vitality in and support by IBM of its AS/400 platform. Although we expect MMS revenues to continue to represent a significant portion of total revenues for the foreseeable future, MMS revenues as a percentage of total revenues may continue to decline as a result of reduced demand for MMS and/or increased revenues attributable to our other product lines. The lifecycle of the MMS product line is difficult to estimate due largely to the potential effect of new products, applications and product enhancements, including our own changes in the retail industry and future competition. Any decline in MMS revenues, as a result of competition, technological change, a decline in the market for or support of the IBM AS/400 platform, or other factors, which are not offset by increases in revenues from other products, will cause our business, operating results and financial condition to decline. We cannot guarantee that prospective purchasers of our IBM AS/400-based products will respond favorably to our future or enhanced software products or that we will continue to be successful in selling our software products or services in the IBM AS/400 market.

    There Are Many Risks Associated with International Operations. Our international revenues represented 48% of total revenues in the nine months ended September 30, 1999 as compared with 45% and 55% of total revenues in fiscal 1998 and 1997, respectively. Although, we expect that international revenues will continue to account for a significant portion of our revenues for the foreseeable future, we remain cautious about our expectations regarding international operations in the near term. If our international operations grow, we must recruit and hire a number of new consulting, sales and marketing and support personnel in the countries we have or will establish offices. Our entry into new international markets typically requires the establishment of new marketing and distribution channels as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. The opening of our new offices typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire or that we will be successful at hiring, training or retaining such personnel. In addition, we cannot assure you that we will be able to successfully expand our international operations in a timely manner which could negatively impact our business, operating results and financial condition.

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

    Our Markets Are Highly Competitive. The markets for retail information systems are highly competitive. We believe the principal competitive factors in such markets are product quality, reliability, performance and price, vendor and product reputation, retail industry expertise, financial stability, features and functions, ease of use and quality of support. A number of companies offer competitive products addressing certain of our target markets. In the Enterprise Systems market, for example, we compete with internally developed systems and with third-party developers such as Island Pacific (a subsidiary of SVI Holdings, Inc.), Radius PLC, Retek (a subsidiary of HNC Software, Inc.), Richter Management Services, SAP AG, and STS Systems. Our WCC product competes with warehouse and logistic systems from Catalyst International, Inc., EXE and McHugh Freeman. In addition, new market entrants may offer fully integrated merchandising level systems targeting the retail industry.

    In the In-store Systems market, which is more fragmented than the Enterprise Systems market, we compete with major hardware equipment manufacturers such as ICL, NCR and IBM, as well as software companies such as CRS Business Computers, Datavantage, Inc., Riva Group PLC, and Trimax. In the Analytic Applications markets, the Arthur Suite competes primarily with Marketmax, Inc. and IBM's Makaro product line. The Retail IDEAS product competes with products from vendors such as Microstrategy and Intrepid. In the market for consulting services, we are pursuing a strategy of forming informal working relationships with leading retail systems integrators such as Andersen Consulting and PriceWaterhouseCoopers. These integrators, as well as independent consulting firms such as IBM's Global Services Division, also represent potential competition to our consulting services group.

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

    There Are Risks Related To Product Defects, Product Liability, and Integration Difficulties. Our software products are highly complex and sophisticated. As a result, they may occasionally contain design defects or software errors that could be difficult to detect and correct. In addition, implementation of our products may involve customer-specific customization by us or third parties, and may involve integration with systems developed by third parties. In particular, it is common for complex software programs, such as our newer, client/server and E-Commerce software products, to contain undetected errors when first released. They are discovered only after the product has been implemented and used over time with different computer systems and in a variety of applications and environments. Despite extensive testing, we have in the past discovered defects or errors in our products or custom modifications only after our systems have been used by many customers. In addition, our customers may occasionally experience difficulties integrating our products with other hardware or software in the customer's environment that are unrelated to defects in our products. Such defects, errors or difficulties may cause future delays in product introductions and shipments, result in increased costs and diversion of development resources, require design modifications or impair customer satisfaction with our products. Our future business growth depends largely on the continued development and market acceptance of our newer, client/server products. If customers experience significant problems with implementation of those products or are otherwise dissatisfied with their functionality or performance or if they fail to achieve market acceptance for any reason, our business, operating results and financial condition would be negatively impacted.

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

    There are Risks Associated With Acquisitions. We continually evaluate potential acquisitions of complementary businesses, products and technologies, including those which are significant in size and scope. Acquisitions involve a number of special risks. Those risks include diversion of management's attention to assimilate the operations and personnel of acquired businesses and the integration of the acquired businesses' products and technologies into our own. Whether we achieve the anticipated benefits of any acquisition will depend, in part, upon whether integration of the acquired business, products or technology is accomplished in an efficient and effective manner. The difficulties of such integration may be increased by the necessity of coordinating geographically disparate organizations, the complexity of the technologies being integrated, and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. The inability of management to successfully integrate any acquisition which we may pursue, and any related diversion of management's attention, may negatively affect our financial performance. Moreover, we cannot guarantee that any products acquired will gain acceptance in our markets, or that we will obtain the anticipated or desired benefits of such acquisitions. Any acquisition which we pursue or consummate could result in a potentially dilutive issuance of equity securities, the incurrence of debt and contingent liabilities, amortization of goodwill and other intangibles, purchased research and development expense, other acquisition-related expenses and the loss of key employees, any of which could negatively affect our financial performance.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         Bernat v. JDA Software Group, Inc., et al., Dist. of Arizona No. CIV'99-0065 PHX RGS and related cases.

         On January 13, 1999, an alleged shareholder of the Company, filed a securities class action lawsuit against the Company, its Chief Executive Officer and Co-Chairman of the Board, James D. Armstrong, its former Co-Chief Executive Officer and current Co-Chairman of the Board, Frederick M. Pakis, its former Senior Vice President Of Research And Development, Kenneth Desmarchais, and its former Chief Executive Officer, Brent W. Lippman in U.S. District Court for the District of Arizona. The complaint alleged that during the period, January 29, 1998 through January 5, 1999, the Company misrepresented its business, financial statements and business prospects to investors. The complaint further alleged that certain officers of the Company sold significant quantities of the Company's common stock during the alleged class period while the market price of the common stock was artificially inflated. Following the filing of the action, lawsuits were filed by others making substantially similar allegations. The District Court consolidated these lawsuits and appointed lead plaintiffs in the consolidated case On July 23, 1999, the lead plaintiffs filed a Consolidated and Amended Class Action Complaint ("Consolidated Complaint"). The Consolidated Complaint alleges a new class period of December 1, 1997 through July 30, 1998, which is substantially shorter than the class period alleged in the original complaints. It also alleges that during the new class period, the Company and the individual defendants failed to disclose alleged difficulties the Company was allegedly having with the development of the ODBMS product. The Consolidated Complaint does not allege that the Company made any misrepresentations in its financial statements. Also on July 23, 1999, certain plaintiffs filed a separate complaint alleging that the Company, Mr. Armstrong, Mr. Pakis and Mr. Lippman failed to disclose in the prospectus and registration statement for the Company's secondary offering of securities on May 5, 1998, alleged difficulties the Company was having with the development of the ODBMS product. The Company intends to move to dismiss both complaints. Management believes that the actions are without merit and intends to defend them vigorously.

ITEM 5.  OTHER INFORMATION:

         On July 28, 1999, the Company announced the resignation of Co-Chief Executive Officer Frederick M. Pakis. Mr. Pakis will continue to serve in his capacity as Co-Chairman. James D. Armstrong now serves as the Company's sole Chief Executive Officer and continues to share Co-Chairman responsibilities with Mr. Pakis.

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

                                    JDA SOFTWARE GROUP, INC.



Dated: November 11, 1999            By:      /s/ Kristen L. Magnuson
                                       -----------------------------------------
                                    Kristen L. Magnuson
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


      EXHIBIT                DESCRIPTION OF DOCUMENT
      NUMBER
      ------

      2.1**       --       Asset Purchase Agreement dated as of June 4, 1998 by
                           and among JDA Software Group, Inc., JDA Software,
                           Inc. and Comshare, Incorporated.

      3.1***      --       Second Restated Certificate of Incorporation of the
                           Company together with Certificate of Amendment dated
                           June 12, 1998.

      3.2***      --       First Amended and Restated Bylaws.

      4.1*        --       Specimen Common Stock certificate.

      4.2*(1)     --       Stock Redemption Agreement among the Company, James
                           D. Armstrong and Frederick M. Pakis dated March 30,
                           1995.

      10.1*(1)    --       Form of Indemnification Agreement.

      10.2*(1)    --       1995 Stock Option Plan, as amended, and form of
                           agreement thereunder.

      10.3#(1)    --       1996 Stock Option Plan, as amended.

      10.4*(1)    --       1996 Outside Directors Stock Option Plan and forms of
                           agreement thereunder.

      10.5***(1)  --       Employment Agreement between James D. Armstrong and
                           JDA Software, Inc. dated January 1, 1998.

      10.6***(1)  --       Employment Agreement between Frederick M. Pakis and
                           JDA Software, Inc. dated January 1, 1998.

      10.7(1)     --       Employment Agreement among Frederick M. Pakis, JDA
                           Software Group, Inc, and JDA Software, Inc. effective as of July 31, 1999.

      10.8#(1)    --       1998 Nonstatutory Stock Option Plan.

      10.9#(1)    --       1998 Employee Stock Purchase Plan.

      10.10+      --       1999 Employee Stock Purchase Plan.

      10.11***    --       Lease Agreement between Opus West Corporation and JDA
                           Software Group, Inc. dated April 30, 1998, together with First Amendment dated June 30, 1998.

      10.12**     --       Software License Agreement dated as of June 4, 1998
                           by and between Comshare, Incorporated and JDA
                           Software, Inc.

      10.13*(2)   --       License Agreement between Uniface Corporation and JDA
                           Software, Inc. dated February 9, 1994.

      10.14*(2)   --       Standard Value-Added Reseller Agreement between
                           Uniface Corporation and JDA Software, Inc. dated
                           February 9, 1994.

      10.15*(1)   --       JDA Software, Inc. 401(k) Profit Sharing Plan,
                           adopted as amended effective January 1, 1995.

      10.16#      --       Business Loan Agreement between Bank of America
                           Arizona and JDA Software, Inc. dated September 30,
                           1998.

      10.17***(1) --       Form of Amendment of Stock Option Agreement between
                           JDA Software Group, Inc. and Kristen L. Magnuson, amending certain stock options granted to Ms.
                           Magnuson pursuant to the JDA Software Group, Inc.
                           1996 Stock Option Plan on September 11, 1997 and
                           January 27, 1998.

      10.18++(1)  --       Form of Rights Agreement between the Company and
                           ChaseMellon Shareholder Services, as Rights Agent
                           (including as Exhibit A the Form of Certificate of
                           Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement

      10.19+++(1) --       Form of Incentive Stock Option Agreement between JDA
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

+ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, as filed on August 19, 1999.

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