Form 10-K
period 1999-12-31
JDA SOFTWARE GROUP INC
filed 2000-03-16
CIK 1006892

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 0-27876

JDA SOFTWARE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0787377
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14400 North 87th Street

Scottsdale, Arizona 85260
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (480) 308-3000

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]     No  [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

      The approximate aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant (based on the closing sales price of such stock as reported by the NASDAQ Stock Market) on March 10, 2000 was $377,415,733. Excludes shares of common stock held by directors, officers and each person who holds 5% or more of the registrant’s common stock. Number of shares of common stock, $0.01 par value per share, outstanding as of March 10, 2000 was 24,200,676.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference

Portions of the Proxy Statement for the registrant’s 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K	Items 10, 11, 12 and 13 of Part III

      This Annual Report on Form 10-K contains forward-looking statements reflecting management’s current forecast of certain aspects of our future. It is based on current information which we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, numbers of personnel, strategic relationships with third parties, and strategy. The forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate” or other words that convey uncertainty of future events or outcomes. Our actual results could differ materially from those stated or implied by our forward looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Annual Report on Form 10-K, which you should read carefully. We would particularly refer you to the section under the heading “Certain Risks” for an extended discussion of the risks confronting our business. The forward looking statements in this Annual Report on Form 10-K should be considered in the context of these risk factors.

PART I

Item 1.  Business

Overview

      We are a leading provider of software solutions designed specifically to address the supply chain management, business process, analytic application and e-commerce requirements of the retail industry. We have developed and marketed our software solutions for over 15 years, principally for operation on the IBM AS/400 platform, and more recently, for multiple open/client server environments including Windows NT and UNIX. We classify our software products into three primary categories: Enterprise Systems, In-store Systems and Analytic Applications . Our Enterprise Systems are corporate level merchandise management systems that gather and distribute operational information throughout an organization to support the retail process. These systems provide decision support to the retailer for core inventory control, cost and price management, purchase order management, automated replenishment, merchandise planning and allocation. These systems also contain warehouse management and logistics functionality that provide tools to assist retailers in automating the receiving, putaway, picking, shipping and allocation of inventory. Our In-store Systems provide point-of-sale and back office applications that enable a retailer to capture, analyze and transmit customer demographic and other operational information to corporate level merchandise management systems. These systems allow store level personnel to access enterprise-wide information, such as stock availability, pricing and inventory replenishment to better serve the consumer at the point of sale. Our Analytic Applications provide a comprehensive set of tools for analyzing business results and trends, monitoring strategic plans and enabling tactical decisions. In addition, our MMS.com product and our announced e-commerce products under development are designed to enable retailers to expand their distribution channels and facilitate a powerful, cost-effective means of conducting business-to-consumer and business-to-business e-commerce on the Internet. We also offer a wide range of retail specific professional services that are designed to enable our clients to rapidly achieve the benefits of our solutions, including project management, system planning, design and implementation, custom modifications, training and support services.

      We market our products and services primarily through our direct sales force and indirectly through sales agents, distributors and other vendors in certain geographic regions. Our customers operate in a wide variety of retail markets and include traditional “brick and mortar” retailers, online retailers, multi-channel retailers and manufacturers who sell directly to consumers, manage inventory cooperatively with retailers, or require sophisticated product planning capabilities. We have provided our software solutions to over 700 clients worldwide including leading specialty retailers such as Arcadia Group Plc, Bed, Bath and Beyond, Inc., Bombay Company, Inc., Coles Myer Ltd., CRIS Group, Estee Lauder Global Retail Operations, Grupo Elektra, LensCrafters, Inc., Midas, Inc., Office Depot International, PETCO Animal Supplies, Inc., Pier 1 Imports, Inc., Ross Stores, Inc., Royal Duty Free Shop, Inc., Saks Fifth Avenue, Sears Clothing Ltd., Staples, Inc., Sunglass Hut International, The Sports Authority, Virgin Entertainment Group, Inc. and Williams-Sonoma, Inc.

Industry Background

      The retail industry is experiencing rapid change, driven primarily by technological advances, changing consumer preferences, intensifying competition and increasing globalization. In addition, the accelerated growth of e-commerce on the Internet is transforming the way retailers serve their existing customers and build relationships with new ones. The Internet provides retailers with a powerful new distribution channel for conducting commerce directly with consumers (“business-to-consumer”). In addition, the Internet provides an even larger opportunity for retail businesses to streamline communications and transact commerce with their supply chain (“business-to-business”). According to GartnerGroup, Inc., a leading business technology advisor, the worldwide business-to-business e-commerce market is forecast to grow from $145 billion in 1999 to over $7 trillion in 2004 resulting in fundamental changes in the way organizations conduct business with each other. These changes have and will continue to force traditional “brick and mortar” retailers to rethink their business models and develop e-commerce strategies in order to remain competitive in this new environment. Changes in business conditions and consumer preferences need to be identified and responded to more rapidly. Competition from e-retailers and pure play Internet retailers is only a “click” away, which we believe has resulted in deeper product discounts and customer specific pricing. Brand recognition and assortment are expected by the customer making price the key variable. Inventories need to be reduced and managed more effectively. There are new requirements for picking, shipping, backorder management and returns due primarily to the Internet selling channel. Operating efficiencies must be achieved and unnecessary costs eliminated. Alternative delivery channels, including e-commerce on the Internet, have become imperative. Manufacturers and distributors that used to be “business partners” are now competitors.

      Retailers require sophisticated software solutions to address these challenges and to facilitate effective business decisions. The technology must be state-of-the-art and allow for business-to-consumer and business-to-business e-commerce; reduce operating costs through improved inventory management and distribution; efficiently handle large volumes of transactions; provide a high degree of reliability and data integrity; handle peak load and seasonal requirements; permit decentralized decision making processes while centralizing purchasing and other administrative functions; and facilitate the timely and cost effective collection, organization, distribution and analysis of data throughout a retail organization. In addition, global retailers require software solutions that support the specialized requirements of international business, including local language support, multiple currencies and the Euro, import/export costing and foreign tax and regulatory requirements.

      Retailers have tended to be cautious in adopting new technologies due to the real-time, transaction-intensive nature of retailing and the potential economic consequences of disruptions to their operations. Historically, information technology in the retail supply chain has consisted of separate software applications residing on mainframe or mid-range computers at each of the corporate, store and distribution levels. These systems, developed and modified internally over many years or licensed from third party software providers, represent considerable investments by retailers and have provided benefits within their distinct roles. These systems, however, generally do not have the flexibility to support diverse and changing operations, do not support e-commerce, and do not provide the full benefits of integration nor permit collaboration among members of the supply chain. Despite these limitations, many of these older systems remain in place due to their strengths in particular segments, enhancements by hardware manufacturers to older platforms such as the IBM AS/400 that have improved performance and database capabilities, or to preserve a significant prior investment in hardware and software applications.

      We believe the rate at which the retail industry adopts new information technology will increase. Competitive pressures will necessitate that retailers provide for e-commerce on the Internet and have the ability to change business practices quickly and empower their employees with the information and tools to respond to consumer requirements.

JDA Solutions

      We are a leading provider of software solutions designed specifically to address the supply chain management, business process, analytic application and e-commerce requirements of the retail industry. We classify our software products into three primary categories: Enterprise Systems, In-store Systems and Analytic Applications . Our Enterprise Systems are corporate level merchandise management systems that gather and distribute operational information throughout an organization to support the retail process. These systems provide decision support to the retailer for core inventory control, cost and price management, purchase order management, automated replenishment, merchandise planning and allocation. These systems also contain warehouse management and logistics functionality that provide tools to assist retailers in automating the receiving, putaway, picking, shipping and allocation of inventory. Our In-store Systems provide point-of-sale and back office applications that enable a retailer to capture, analyze and transmit operational and customer demographic information to corporate level merchandise management systems. These systems allow store level personnel to access enterprise-wide information, such as stock availability, pricing and inventory replenishment to better serve the consumer at the point of sale. Our Analytic Applications provide a comprehensive set of tools for analyzing business results and trends, monitoring strategic plans and enabling tactical decisions.

      Our Enterprise Systems business unit also offers a comprehensive, business-to-consumer e-commerce application for the IBM AS/400 platform that works in tandem with our MMS merchandise management system (“MMS”). This solution, MMS.com, is a fully integrated e-commerce application for the retail industry that allows retailers to automate their product catalogs, manage inventory and prices, verify credit, fulfill and ship orders, track customer information and process returns. Whereas many other vendors provide only the web storefront, our MMS.com e-commerce application integrates all back-end processing and enables a retailer to capitalize on an Internet-based sales and delivery system. We are developing a business-to-consumer e-commerce application for open, client/server environments that integrates a front-end e-commerce server developed by Blue Martini Software with the back-end inventory management, order processing, promotional analysis and warehouse management functionality of our ODBMS merchandise management system (“ODBMS”).

      In addition, we have recently announced our intentions to develop a series of business-to-business e-commerce solutions for MMS and ODBMS. These solutions include Internet Portals which are web-based interfaces that provide retailers with a one-stop destination for internal users, customers and suppliers to access multiple information sources and applications. We believe the advantages offered by replacing a retailer’s back office in-store system functionality with Internet Portals is a very significant opportunity for us. Our first Internet Portal offering, Store Portal, will provide retailers with the functions necessary to access information on their merchandise management systems, via the Internet, and execute associated processes to support their store operations. This means that information residing on MMS or ODBMS can be deployed on a browser and be accessible on a real time basis at the store level. For example, a point-of-sale clerk would be able to use the Store Portal to check inventory levels or product descriptions stored on a database at the corporate office to respond to a consumer standing at the register or to initiate in-store services such as special orders and home delivery. We have also announced our intentions to develop an Arthur E-Planning Portal that will enable collaborative planning over the Internet so retailers can share plans and up-to-the-minute results with their manufacturers, suppliers, and other trading partners. We plan to develop and release additional Internet Portals in the future including a Vendor Portal, an Analytic Portal and a Buyer Portal.

      Further, we offer a wide range of retail specific professional services that are designed to enable our clients to rapidly achieve the benefits of our solutions, including project management, system planning, design and implementation, custom modifications, training and support services. We have expanded our service offerings to include a global 24-hour customer support service centralized in our corporate offices, optimum store support programs for point-of-sale clients, and business process optimization and e-commerce consulting services.

      Our software products and services are designed to provide the following benefits:

      Fully Integrated Solutions for the Retail Industry. We offer a fully integrated suite of software products that address the requirements of the entire retail supply chain. Our products link point-of-sale level information with the centralized merchandising, planning and financial functions that ultimately affect decisions with suppliers and vendors. Our solutions are built specifically to address the unique scalability requirements of the retail industry and function seamlessly with each other, enabling greater speed and data integrity. In addition, our products may be easily modified and configured by clients to meet their specialized and evolving needs. Our software product suite includes both IBM AS/400 and open/client server-based platforms thereby allowing retailers the option to choose the operating platform that best meets their specific processing needs.

      Enhanced Decision Making and Responsiveness to Consumer Needs. Our software solutions help retailers better understand and fulfill consumer needs while maximizing operational efficiency. Our products enable vast amounts of consumer, sales and inventory data to be collected, organized, distributed and analyzed throughout a retail organization in a quick, cost efficient manner. Retailers can explore “what if” merchandising plans, track and analyze performance, business results and trends, monitor strategic plans, and quickly adjust to market changes and consumer purchasing patterns. Our software solutions allow retailers to effectively manage their demand and supply chain processes, getting the right product at the right place at the right time at the right price.

      Improved Inventory Management. Our software solutions enable retailers to continuously monitor and reduce inventory levels. This enables retailers to achieve higher gross margins, improve their inventory turnover rates and more effectively manage their order and distribution process. We provide retailers with tools for vendor analysis, stock status monitoring, sales capture and analysis, merchandise allocation and replenishment, purchase order management and distribution center management.

      Ability to Capitalize on E-Commerce. Our new and future software products are being designed to empower the retail industry to meet the challenges of the rapidly evolving e-commerce environment. Our MMS.com product and our announced e-commerce products under development are designed to enable retailers to expand their distribution channels and facilitate a powerful, cost-effective means of conducting business-to-consumer and business-to-business e-commerce on the Internet. Our e-commerce solutions, and in particular the Internet Portal offerings, will enable retailers to reduce the amount of capital infrastructure at the store level, reduce maintenance costs and eliminate much of the synchronization of data between store level and corporate level systems. Internet Portals will provide improved visibility at the store level into the database information residing on corporate level merchandise management systems.

Company Strategy

      Our objective is to be the leading provider of software solutions to clients who are in the business of buying, selling and delivering products to retail customers. As the online retail market continues to evolve, we intend to develop products and services that will allow our customers to better realize the efficiencies and potential of this medium. Key elements of our strategy to achieve this objective include:

      Leveraging Our Retail Industry Experience. We will continue to leverage our retail industry knowledge base to update, expand and effectively develop new technologies for our clients. All of our products and services are designed to meet the specific needs of the retail industry. In addition, we believe our in-depth understanding of the industry’s unique requirements, that has been accumulated over 15 years and with more than 700 retail clients, differentiates us from competitors and provides a significant advantage in securing new customers.

      Expanding and Enhancing Our Product Suite. We intend to expand and enhance our product suite through internal development, acquisitions and strategic partnering. This will include new feature and functionality for most of our Enterprise Systems, In-store Systems and Analytic Applications, complementary products, and the introduction of additional e-commerce solutions. We believe our strategy will provide back selling opportunities and add-on capabilities within our existing install base and increase the competitiveness and sales of our product suite to potential clients. We have established a product design council that will solicit input from both our internal product specialists and our clients. We anticipate that certain of our new products and enhancements will be developed, in part, through cost and design-sharing partnerships with our leading retail clients.

      Introducing New E-Commerce Solutions. We believe the integration of the Internet with the traditional “brick and mortar” retail business model provides a significant new market opportunity for our existing e-commerce applications and issues a challenge to bring additional offerings to market that will satisfy the retail imperatives of our install base and potential clients. We plan to introduce additional web-based business-to-business and business-to-consumer software applications that are easy to use and rapidly deployable. These e-commerce solutions may result from our internal development efforts, development efforts with strategic partners or through the acquisition of companies with complementary products.

      Delivery of High Quality Professional Services. We believe our retail specific consulting group is one of the largest in the world. In addition, we believe that our consulting, implementation, support and training services enhance client satisfaction, strengthen our long-term relationships and facilitate software improvements based on customer feedback. We have recently expanded our service offerings to include a global 24-hour customer support service centralized in our corporate offices, optimum store support programs for point-of-sale clients, and business process optimization and e-commerce consulting services.

      Expansion of Strategic Relationships. We will continue to establish strategic business relationships for the development of products that complement our current software solutions or enhance the delivery of professional services. We maintain cooperative relationships with system integrators, other software vendors and retail systems consulting groups, including Microsoft, IBM, Blue Martini Software, Harbinger Corporation, Siemens Nixdorf, Andersen Consulting, Applied Technology Ventures, Inc., Retail Store Systems, Inc. and SYSTECH, Inc. We believe these relationships can provide us with improved access to international markets, collaborative development of e-commerce solutions for our clients, an enhanced market presence and a greater opportunity to increase our sales volume and install base.

Products

      We offer a comprehensive, fully integrated suite of software products that collect, organize, analyze and distribute information throughout a retail organization. Our products are designed to provide an end-to-end supply chain solution for the mission critical components of a retail operation — from the planning and purchasing functions through the distribution and final sale of goods. In addition, our MMS.com product and our announced e-commerce products under development are designed to enable retailers to expand their distribution channels and facilitate a powerful, cost-effective means of conducting business-to-consumer and business-to-business e-commerce on the Internet. We classify our software products into three primary categories: Enterprise Systems for merchandising, warehouse management and logistic applications, In-store Systems for point of sale and back office applications, and Analytic Applications for merchandise planning and allocation, and decision support. For a discussion of the financial information regarding these product categories, geographic data and major customers, please see discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ,” and Note 18 of the Notes to Consolidated Financial Statements.

      The following chart summarizes certain key functions performed by our software products.

Enterprise Systems		In-Store Systems		Analytic Applications

				Decision Support	Data Warehouse
Merchandise Management,				Applications	Application
Warehouse
and Logistics Applications
MMS	ODBMS	Win/DSS	DSS	Arthur Suite	Retail IDEAS
(IBM AS/400)	(Client/Server)	(Client/Server)	(DOS-based)	(Client/Server)	(IBM AS/400 & Windows NT)

 - Inventory Control

 - Cost and Price Management

 - Purchase Order Management

 - Automated Replenishment

 - Merchandise Planning

 - Transfer Management and
  Allocation

 - Warehouse and Logistics
  Management

 - E-commerce: MMS.com

 - E-commerce: Internet Portals
(under development)	- Point-of-Sale Processing - Cash Register - Price Lookup - Tendering and Sales Audit - Back Office - Sales and Productivity Indicators - Customer Analyzer	- Merchandise Planning - Store Planning - Store Allocation - Assortment Planning - Performance Analysis - E-commerce: Planning Portal (under development)	- Sales and Inventory Analysis - Marketing Analysis - Promotional Analysis - POS Loss Prevention Analysis

  Enterprise Systems

      Our Enterprise Systems are corporate level merchandise management systems that gather and distribute operational information throughout an organization to support the retail process. These systems provide decision support to the retailer for core inventory control, cost and price management, purchase order management, automated replenishment, merchandise planning and allocation. These systems also contain warehouse management and logistics functionality that provide tools to assist retailers in automating the receiving, putaway, picking, shipping and allocation of inventory. We offer two merchandise management systems: MMS for the IBM AS/400 platform and ODBMS for open client/server environments. Both systems consist of functional modules that can be selected by the client and configured to fit their unique requirements. Our Enterprise Systems can be integrated with our In-store Systems and Analytic Applications products or with systems designed by third parties.

      Our MMS solution is specifically designed to take advantage of the IBM AS/400 database and operating environment. We believe MMS is one of the most installed merchandise management systems in the world and, to date, we have performed over 300 MMS implementations worldwide. MMS enables a retailer to adjust for changing strategies and competitive conditions by performing product price analyses based upon key data such as gross margin, sales volumes and competitive prices. MMS can then recommend and automate price changes based on the retailer’s specifically defined pricing strategy. We continue to invest in the development and enhancement of MMS as we believe the IBM AS/400 platform is one of the favored operating platforms in the retail industry. In addition, recent enhancements by hardware manufacturers such as IBM have improved the performance and database capabilities of the IBM AS/400 platform. The next version of MMS will include a new graphical user interface that will take advantage of the JAVA enablement capabilities that are now available on the IBM AS/400 platform.

      We also offer a comprehensive, business-to-consumer e-commerce application for the IBM AS/400 platform that works in tandem with MMS. This solution, MMS.com, is a fully integrated e-commerce application for the retail industry that allows retailers to automate their product catalogs, manage inventory and prices, verify credit, fulfill and ship orders, track customer information and process returns. Whereas many other vendors provide only the web storefront, our MMS.com e-commerce application integrates all back-end processing and enables a retailer to capitalize on an Internet-based sales and delivery system.

      Our ODBMS solution offers much of the same core functionality of MMS while providing retailers with the benefits of an open/client server architecture. These benefits include flexibility in choosing a hardware platform and operating system, and improved connectivity, processing and scalability. ODBMS is primarily designed to operate with Oracle relational database management systems running on Windows NT and the most popular Unix platforms. ODBMS features enhanced warehouse management and logistic automation tools such as bar coding and radio frequency technologies, and supports the information requirements of international and multi-format retail organizations including multiple concurrent languages and currencies, user-specific terminology, and user-defined data structures. We announced the commercial release of our next generation ODBMS open/client server solution, version 4.1, in January 2000. This new version of ODBMS operates on the Oracle 8.05 relational database management system and provides expanded retail-specific functionality and new modules for expert pricing, vendor submissions, rebate management and a business process level online help system. In addition, retailers are provided improved security, international functionality and user interfaces, together with enhanced batch processing, online response time and database management performance.

      We are developing a business-to-business e-commerce application for open/client service environments that integrates a front-end e-commerce server developed by Blue Martini Software with the back-end inventory management, order processing, promotional analysis and warehouse management functionality of ODBMS. In addition, we have recently announced our intentions to develop a series of business-to-business e-commerce solutions for MMS and ODBMS. These solutions include Internet Portals which are web-based interfaces that provide retailers with a one-stop destination for internal users, customers and suppliers to access multiple information sources and applications. We believe the advantages offered by replacing a retailer’s back office in-store system functionality with Internet Portals is a very significant opportunity for us. Our first Internet Portal offering, Store Portal, will provide retailers with the functions necessary to access information on their merchandise management systems, via the Internet, and execute associated processes to support their store operations. This means that information residing on MMS or ODBMS can be deployed on a browser and be accessible on a real time basis at the store level. For example, a point-of-sale clerk would be able to use the Store Portal to check inventory levels or product descriptions stored on a database at the corporate office to respond to a consumer standing at the register or to initiate in-store services such as special orders and home delivery. We plan to develop and release additional Internet Portals in the future including a Vendor Portal, an Analytic Portal and a Buyer Portal.

  In-store Systems

      Our In-store Systems provide point-of-sale and back office applications that enable a retailer to capture, analyze and transmit operational and customer demographic information to corporate level merchandise management systems. These systems allow store level personnel to access enterprise-wide information, such as stock availability, inventory replenishment and pricing to better serve the consumer at the point of sale. We offer two In-store Systems: DSS for DOS-based platforms and Win/ DSS for Windows-based environments. DSS and Win/ DSS consist of functional modules that can be selected by the client and configured to fit their unique requirements. In addition to our In-store Systems solutions, the MMS.com application provides retailers with an alternative Internet-based sales and delivery system that works in tandem with MMS.

      Our DSS solution can be used with a customer’s existing merchandise management system, or fully integrated with MMS, to provide the retailer the ability to manage information through a wide range of retail operations. A typical installation of DSS enables the retailer to perform a number of individual store-level functions and support back office, store inventory and point-of-sale operations. For example, store managers can use DSS to measure the results of a store promotional event. In addition, DSS enables retailers to track the preferences of individual consumers and provide a higher level of personalized service.

      Our Win/ DSS solution offers the same core functionality of DSS while providing retailers with the enhanced capabilities of a Windows-based platform. Win/ DSS incorporates an object-oriented software design that can be configured to fit a retailer’s unique business and processing requirements. For example, a retailer can utilize the Win/ DSS multi-tasking capabilities to simultaneously run credit authorizations, process transactions and update store inventory records. In addition, Win/ DSS can provide a retailer’s customer service desk with ready access to personal information and purchase histories of individual consumers. Win/ DSS facilitates quick adjustments to a retailer’s business information process flows to reflect changing store strategies during special promotions or periods of peak consumer traffic.

  Analytic Applications

      Our Analytic Applications provide a comprehensive set of tools for analyzing business results and trends, monitoring strategic plans and enabling tactical decisions. We believe our Analytic Applications represent high performance merchandising options that compliment our Enterprise and In-store Systems products. We currently offer two Analytic Applications: the Arthur Suite and Retail IDEAS.

      The Arthur Suite is a set of integrated decision support applications based on technology acquired from Comshare, Incorporated in June 1998. The Arthur Suite is a three-tier application that is currently available for end user/client applications on Windows 95/98 or NT, for application servers on NT, and for database servers on NT, AIX, HP UX, and Sun Solaris. The Arthur Suite is comprised of six core components: (1) Arthur Planning, a merchandise planning application; (2) Arthur Allocation, a tool for product and store allocation decision making; (3) Arthur Assortment Planning, a tool for determining store product assortments; (4) Arthur Information Manager (“AIM”), a database that allows for central organization of data and applications; (5) Arthur Performance Analysis, a decision support tool which we distribute to the retail industry as a value-added reseller; and (6) Boost Sales and Margin Planning, a merchandise planning tool for the consumer packaged goods industry. The Arthur Suite is designed to enable a retailer to readily access and evaluate store and enterprise performance, create coordinated plans for future seasons, and focus on the resources and factors necessary to improve client satisfaction and enhance profitability. The Arthur Suite currently integrates with MMS and we are in the process of developing complete integration with ODBMS. We have announced our intentions to develop an Internet Portal for the Arthur Suite, the Arthur E-Planning Portal, that will enable collaborative planning over the Internet so retailers can share plans and up-to-the-minute results with their manufacturers, suppliers, and other trading partners.

      On February 24, 2000, we signed a definitive purchase agreement to acquire the assets of Intactix International, Inc. (“Intactix”), a leading provider of space management solutions for the retail industry and consumer product goods manufacturers. We believe completion of this acquisition will enable us to develop and introduce several new applications in the Arthur Suite: Arthur Pro/ Space, a next generation planogramming solution that will allow users to build, analyze, and distribute graphical diagrams for space management, store layout planning and shelf assortment analysis; and a business-to-business e-commerce solution, Arthur Pro/ Space.net, that will provide retailers with similar functionality and the ability to collaborate with their suppliers over the Internet. In addition, we will continue to market the other Intactix space management solutions including Pro/ Space, a next generation planogramming application; InterCept, a Windows-based space management application; AutoPilot, a space management automation tool; InterRange, an assortment analysis and production tool; and Pro/ Floor, a top-down retail floor planning tool.

      Retail IDEAS is a data warehouse system developed jointly with Silvon Software, Inc. that provides a comprehensive set of tools for analyzing business results, monitoring strategic plans and enabling tactical decisions. Retail IDEAS is currently available on the IBM AS/400 and Windows NT platforms and a Unix-based version is under development. Retail IDEAS is designed as a packaged offering that enables retailers to monitor vendor performance, promotional effectiveness and distribution center productivity, and to analyze financial measurements related to sales and inventory, margins and profitability, merchandise categories and items, open and suggested orders, and promotional and pricing events. Retail IDEAS currently integrates with MMS and may also be used with transactional systems designed by third parties.

      We will continue to evaluate other high performance merchandising options to compliment our current Analytic Applications. These may include applications for loss prevention, customer profiling, employee productivity, forecast-based replenishment, and intelligent inventory balancing. We believe the addition of any of these applications to our product suite would result from development efforts with strategic partners or through the acquisition of companies having these complementary products.

Consulting, Maintenance and Other Services

      We offer a wide range of retail specific professional services that are designed to enable our customers to rapidly achieve the benefits of our solutions, including project management, system planning, design and implementation, custom modifications, training and support services. We believe our service offerings, generally referred to as Optimum Pathways, facilitate early success with our products, strengthen our relationships with our clients, and add to our industry-specific knowledge base for use in future implementation and product development efforts. Although our service offerings are optional, we have found that substantially all of our clients utilize some or all of our services to some degree in connection with the implementation and ongoing support of our software products. We believe our ability to offer these services provides an important source of operating income and a competitive advantage. We also believe our retail specific consulting group is one of the largest in the world and as of December 31, 1999, we had 634 employees in our service organization. We are pursuing a strategy to increasingly utilize third-party consultants, such as those from major systems integrators, to assist in certain large-scale implementations and for extensive business process re-engineering projects.

      We believe sales of our Enterprise Systems and In-store Systems were affected during 1999 by deferred purchasing decisions related to the millenium change, external and internal marketing issues, longer sales cycles, increased competition and/or lack of desired feature and functionality, and in the case of ODBMS, a limited number of referenceable implementations. Since our consulting, maintenance and other services revenues are to a significant extent dependent upon new software license sales, we expect future consulting, maintenance and other services revenues to decrease until we begin to experience an increased demand in our software license sales.

  Consulting Services

      Our consulting services group consists of business consultants, systems analysts and technical personnel with extensive retail industry experience. The consulting services group assists retailers in all phases of systems development, including systems planning and design, customer-specific configuration of application modules, and on-site implementation or conversion from existing systems. Consulting services are generally billed on a time and expenses basis. Our consulting engagements have typically taken between six months and one year for Enterprise Systems, between four and eight months for In-store Systems, and between three and nine months for Analytic Applications. Certain of our open/client server products, and in particular ODBMS, generally require increased levels of consulting services and longer implementation periods. This results from the complexity of open/client server platforms and the increased flexibility the ODBMS and Win/ DSS products provide retailers with respect to the ability to configure these products to their work flows and business processes.

  Education and Training

      We offer a comprehensive education and training program for our clients, associates and business partners. We initiated JDA University in 1997 as a formal education program that combines lectures, demonstrations and hands-on exercise sessions. JDA University features a curriculum for each of our software solutions, prepaid training packages, and a full-time staff consisting of professional instructors and course developers. The JDA University curriculum ranges from introductory to advanced levels and includes application training on our software products, technical courses on design and data models for our products, and developer courses for programmers and designers. Courses are offered primarily at our in-house classroom facilities in Scottsdale, London and Singapore, and in certain instances at client locations. Approximately 3,500 individuals attended JDA University during 1999.

  Customer Support Services

      We believe that providing quality, on-going customer support is a critical element in establishing long-term relationships with our clients and maintaining a high level of satisfaction. We offer a comprehensive customer support program that includes maintenance, on-line support and help desk services. Our standard maintenance support program consists of annual contracts that are paid on a monthly basis and which provide clients with the right to receive new releases and unspecified upgrades of our software products. We also offer a global 24-hour customer support service centralized in our corporate offices and optimum service offerings for our In-store Systems clients. The majority of our clients have typically participated in one or more of our customer support programs.

Customers

      Our clients operate in a wide variety of retail markets and include traditional “brick and mortar” retailers, online retailers, multi-channel retailers and manufacturers who sell directly to consumers, manage inventory cooperatively with retailers, or require sophisticated product planning capabilities. We have provided our software solutions to over 700 clients worldwide. We have historically targeted retail organizations with 50 to over 500 store locations and annual sales of $100 million to $5 billion. We believe, however, that the scalability and performance enhancements made to our Enterprise Systems products, and in particular ODBMS, have recently improved our ability to market our software solutions to large, multi-national retail organizations with annual sales in excess of $5 billion.

Sales and Marketing

      We market our products and services primarily through our direct sales force. Our domestic direct sales force is based in Scottsdale, Arizona and our international sales representatives are located in Australia, Brazil, Canada, Chile, France, Japan, Mexico, Singapore and the United Kingdom. In addition, we leverage cooperative relationships with sales agents, distributors, and other vendors in certain international markets, including IBM in China, Columbia, and India, ID Application a.s in Denmark and SPL Systems (Pty.) Ltd. in South Africa. The pursuit of additional relationships with system integrators, other major hardware vendors and the retail consulting groups of major accounting firms is also a component of our sales and marketing strategy. We believe these relationships have and will continue to provide important endorsements, valuable product feedback and sales referrals.

      Our sales cycle has historically required six to nine months from generation of the sales lead to the execution of a software license agreement. The sales cycle has tended to be longer for large, multi-national retail organizations and retailers in certain geographic regions. In addition, due to the complexity and technical nature of our software products, consulting and product development employees often participate directly in the sales cycle and educate prospective clients on the advantages of using our software solutions. We believe that sales of our Enterprise Systems and In-store Systems were effected during 1999 by deferred purchasing decisions related to the millenium change, external and internal marketing issues, longer sales cycles, increased competition and/or lack of desired feature and functionality, and in the case of ODBMS, a limited number of referenceable implementations. Although we expect sequential increases in software license revenues throughout 2000, we remain cautious about our expectations for the first half of 2000 as we believe normal selling cycles are just now beginning to resume.

      Our marketing activities are designed to increase market awareness of our products and services and identify prospective clients. Press announcements and public relations activities commonly follow the execution of significant software license agreements. We also combine attendance at key trade shows with a limited amount of focused advertising and direct mail campaigns to generate prospects. In addition to these activities, our marketing personnel provide extensive support to the sales organization, including responding to requests for proposals, conducting product demonstrations, determining hardware specifications, and assistance in the development of corporate communications and marketing materials. As of December 31, 1999, our sales and marketing organization consisted of 45 employees in the United States and 59 employees in our international offices.

Product Development and JDA Technology

      We believe that significant investments in research and development are required to remain competitive and that speed to market is critical to our success. Our future performance will depend in large part on our ability to enhance our current products and develop new products that achieve market acceptance. These new products must incorporate state-of-the-art technology, enable our clients to remain competitive, and facilitate a powerful, cost-effective means of conducting business-to-consumer and business-to-business e-commerce on the Internet. We intend to enhance our product suite through internal development, acquisitions and strategic partnering. This will include new feature and functionality for most of our Enterprise Systems, In-store Systems and Analytic Applications, complementary products, and the introduction of additional e-commerce solutions. As of December 31, 1999, we had 215 employees on our product development staff, the majority of which were located in Scottsdale, Arizona. Our product development expenditures in 1999, 1998 and 1997 were $25.0 million, $22.2 million and $11.4 million, and represented 18%, 16% and 12% of total revenues, respectively. We currently expect product development expenses in 2000 to be between $24 million and $26 million.

      Our products are designed to address broad, enterprise-wide retailing functionality and incorporate the latest design technology. At the same time, we endeavor to design products that are easily tailored to the specific work flows and business processes of the individual retailer and are readily adapted to changing conditions. Our development strategy utilizes a Microsoft development environment for our open/client server applications, and an IBM JAVA/websphere environment for our IBM AS/400-based applications. The majority of our research and development staff is organized around our three product categories: Enterprise Systems, In-store Systems and Analytic Applications. Each of these groups is responsible for the product management process, strategy and release path, delivery, and support of their respective applications. In addition to these groups, a centralized enterprise group is responsible for maintaining consistency across the product teams with respect to quality assurance, testing processes, documentation, application architecture, and methodology. Our development process is further enhanced by frequent solicitation of client feedback and close contact with clients through our implementation services. In addition, we have established a product design council that will solicit input from both our internal product specialists and our clients. We anticipate that certain of our new products and enhancements will be developed, in part, through cost and design-sharing partnerships with our leading retail clients.

Competition

      The markets for our software products are highly competitive. We believe the principal competitive factors are price, feature and functionality, product reputation and referenceable accounts, retail industry expertise, e-commerce capabilities and quality of customer support. We encounter competitive products from a different set of vendors in each of our primary product categories. Our Enterprise Systems compete with internally developed systems and with third-party developers such as Island Pacific (a subsidiary of SVI Holdings, Inc.), Radius PLC, Retek, Inc., SAP AG, and STS Systems. As we continue to develop MMS.com and other e-commerce products, we expect to face potential competition from business-to-business e-commerce application providers, including Ariba, Broadvision, Commerce One, i2 Technologies, Manugistics Group, Inc., Retek, Inc., and Microsoft as a result of its recently announced investment in Radiant Systems, Inc. In addition, new competitors may enter our markets and offer merchandise management systems that target the retail industry.

      The competition for our In-store Systems is more fragmented than the Enterprise Systems market. We compete with major hardware equipment manufacturers such as ICL, NCR and IBM, as well as software companies such as CRS Business Computers, Datavantage, Inc., Riva Group PLC, RTC, and Trimax. In the Analytic Applications markets, the Arthur Suite competes primarily with Marketmax, Inc. and IBM’s Makaro product line. The Retail IDEAS product competes with products from vendors such as Microstrategy. In the market for consulting services, we have pursued a strategy of forming informal working relationships with leading retail systems integrators such as Andersen Consulting and PriceWaterhouseCoopers. These integrators, as well as independent consulting firms such as IBM’s Global Services Division, also represent potential competition to our consulting services group.

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

Proprietary Rights

      Our success and competitive position is dependent in part upon our ability to develop and maintain the proprietary aspect of our technology. We rely on a combination of patent, trademark, trade secret, copyright law and contractual restrictions to protect the proprietary aspects of our technology. We seek to protect the source code to our software, documentation and other written materials under trade secret and copyright laws. Effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. We license our software products under signed license agreements that impose restrictions on the licensee’s ability to utilize the software and do not permit the re-sale, sublicense or other transfer of the source code. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and independent consultants to execute confidentiality agreements with us and by restricting access to our source code.

      We license and integrate technology from third parties in our certain of our software products. For example, we license the Uniface client/server application development technology from Compuware, Inc. for use in ODBMS, certain applications from Silvon Software, Inc. for use in Retail IDEAS, and IBM’s Net.commerce merchant server software for use in MMS.com. These third party licenses generally require us to pay royalties and fulfill confidentiality obligations. If we are unable to continue to license any of this software, or if the third party licensors do not adequately maintain or update their products, we would face delays in the releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our software products. These delays, if they occur, could have a material adverse effect on our business, operating results and financial condition.

      There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that in the future third parties may claim that we or our current or potential future software solutions infringe on their intellectual property. We expect that software product developers and providers of e-commerce products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlap. In addition, we may find it necessary to initiate claims or litigation against third parties for infringement of our proprietary rights or to protect our trade secrets. Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or license agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect on our business, operating results and financial condition.

Employees

      As of December 31, 1999, we had a total of 1,066 employees, 658 of whom were based in the United States and 408 of whom were based in our international offices. Of the total, 104 were engaged in sales and marketing, 634 were engaged in consulting services, customer support and training, 215 were in product development, and 113 were in administration and finance. We believe that our relations with our employees are good. We have never had a work stoppage and none of our employees are subject to a collective bargaining agreement.

      Our future operating results depend significantly upon the continued service of our key technical and senior management personnel, and our continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will retain our key managerial or technical personnel or that we can attract, assimilate and retain such personnel in the future. We have at times experienced difficulty recruiting qualified personnel, and there can be no assurance that we will not experience such difficulties in the future. If we are unable to hire and retain qualified personnel in the future, or if we are unable to assimilate the employees from any acquired businesses, such inability could have a material adverse effect on our business, operating results and financial condition.

Item  2.  Properties

      Our corporate offices are located in Scottsdale, Arizona, where we lease approximately 121,000 square feet of a 136,000 square foot facility and have a right of offer on the remaining space. We also use this facility for certain of our sales, marketing, consulting, customer support, training, and product development functions. Our corporate office lease commenced in April 1999 at an initial monthly rate of approximately $135,000 and extends through March 31, 2009. In connection with the lease, we were granted an option to purchase approximately five acres of real property contiguous to our corporate offices. This option may be exercised at pre-determined prices on or before August 2001 provided we maintain certain minimum occupancy levels. We also lease space for eight regional sales and support offices in major cities across the United States.

      We own approximately 20,000 square feet of office space in the United Kingdom, and lease other office space in London, Paris, Calgary, Toronto, Montreal, Singapore, Melbourne, Sidney, Tokyo, Santiago, Rio de Janeiro and Mexico City. We believe our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item  3.  Legal Proceedings

      Bernat v. JDA Software Group, Inc., et al., Dist. of Arizona No. CIV’99-0065 PHX RGS and related cases.

      On January 13, 1999, Rod Bernat, a shareholder of JDA Software Group, Inc., filed a securities class action lawsuit against the Company, our Co-Chief Executive Officers, Frederick M. Pakis and James D. Armstrong, our former Senior Vice President of Research and Development, Kenneth Desmarchais, and our former Chief Executive Officer, Brent W. Lippman, in U.S. District Court for the District of Arizona. The complaint filed in the lawsuit alleges that during the alleged class period, January 29, 1998 through January 5, 1999, we misrepresented our business, financial statements and business prospects to investors. The complaint further alleges that certain of our officers sold significant quantities of our common stock during the class period while the market price of the common stock was artificially inflated by the alleged misrepresentations. The plaintiffs seek designation of the action as a class action and damages for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission (“SEC”). Following the filing of the Bernat action, lawsuits were filed by Norman Wiss, Theodore J. Bloukos, Gwen Werboski, Elmer S. Martin, Linda May, Ivan Sommer, David Hesrick and Michael J. Corn all purporting to act on behalf of the same class of shareholders for the same class period, making substantially similar allegations. These actions were consolidated into one action by an order of the U.S. District Court. Pursuant to the Court’s order, plaintiffs filed a Consolidated and Amended Class Action Complaint which supercedes their prior complaints. The Consolidated and Amended Class Action Complaint alleges a new class period of December 1, 1997 through July 30, 1998, and omits allegations that we misrepresented our financial statements. Plaintiffs also filed a new Class Action Complaint that attempts to allege claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 on behalf of all purchasers of our common stock issued pursuant to our secondary public offering on May 5, 1998. We have filed motions to dismiss the Consolidated and Amended Class Action Complaint and the Class Action Complaint and a motion to strike the Class Action Complaint. These motions are fully briefed and under submission with the U.S. District Court. We anticipate that the Court will set the motions for hearing but it has not done so as of this time. Management believes that the actions are without merit and intends to defend them vigorously.

      We are also involved in other legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not believe that the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item  4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 1999.

PART II

Item  5.  Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol “JDAS.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock for the two most recent fiscal years as reported on NASDAQ and as adjusted for our three-for-two stock split effected in July 1998.

Year Ended 1999	High		Low

1st Quarter	$10	1/4	$5	13/16

2nd Quarter	11	1/2	5	3/4

3rd Quarter	12	5/16	7	3/8

4th Quarter	19	3/8	8	1/2

Year Ended 1998	High		Low

1st Quarter	$36	2/3	$18	5/32

2nd Quarter	39	13/3	2 25	1/2

3rd Quarter	33	1/2	8	11/16

4th Quarter	13	9/16	7

      On March 10, 2000, the closing sale price for our common stock was $17  7/16 per share. On this date, there were approximately 260 holders of record of our common stock. This figure does not reflect more than 1,500 beneficial stockholders whose shares are held in nominee names. During the two most recent fiscal years we did not pay any dividends. We presently intend to retain future earnings to finance the growth and development of our business, and as such, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

      The market price of our common stock has experienced large fluctuations and may continue to be volatile in the future. Factors such as future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by us or our competitors, proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially. Further, the stock market has from time to time experienced extreme price and volume fluctuations which have affected the market price for many high technology companies and which, on occasion, have been unrelated to the operating performance of those companies. These fluctuations, as well as the general economic, market and political conditions both domestically and internationally, including recessions or military conflicts, may materially and adversely affect the market price of our common stock.

Item  6.  Selected Financial Data

      The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. The selected consolidated financial data presented below under the captions “Consolidated Statement of Income Data” and “Consolidated Balance Sheet Data” for, and as of the end of, each of the years in the five-year period ended December 31, 1999, are derived from the consolidated financial statements of JDA Software Group, Inc. The consolidated financial statements as of December 31, 1999 and 1998, and for each of the years in the three-year period ended December 31, 1999, and the independent auditors’ report thereon, are included elsewhere herein.

Consolidated Statement of Income Data:

	Year Ended December 31,

	1999	1998	1997	1996	1995

	(in thousands except per share data)

Revenues:

Software licenses	$36,798	$43,342	$42,041	$24,296	$15,253

Consulting, maintenance and other services	105,865	95,121	49,730	23,544	14,831

Total revenues	142,663	138,463	91,771	47,840	30,084

Costs and Expenses:

Cost of software licenses	1,955	2,011	1,145	438	159

Cost of consulting, maintenance and other services	70,607	65,137	37,727	16,416	9,781

Product development	25,000	22,171	11,364	6,478	3,512

Sales and marketing	24,639	21,282	12,633	7,242	5,199

General and administrative	17,195	16,215	9,255	4,948	3,929

Amortization of intangibles	4,409	2,338	277	41	—

Purchased in-process research and development	—	17,000	—	—	—

Restructuring and asset disposition charge	2,111	—	—	—	—

Total costs and expenses	145,916	146,154	72,401	35,563	22,580

Income (Loss) From Operations	(3,253)	(7,691)	19,370	12,277	7,504

Other income (expense), net	3,814	3,276	1,407	519	(434)

Income (Loss) Before Income Taxes	561	(4,415)	20,777	12,796	7,070

Income tax provision (benefit)(1)	224	(1,947)	8,311	5,116	2,669

Net Income (Loss)(1)	$337	$(2,468)	$12,466	$7,680	$4,401

Basic Earnings (Loss) Per Share	$.01	$(.11)	$.64	$.43	$.28

Diluted Earnings (Loss) Per Share	$.01	$(.11)	$.63	$.43	$.28

Shares Used to Compute:

Basic earnings (loss) per share(2)	23,758	22,194	19,617	18,015	16,428

Diluted earnings (loss) per share(2)	23,758	22,194	19,664	18,015	16,428

Consolidated Balance Sheet Data:

	December 31,

	1999	1998	1997	1996	1995

	(in thousands)

Cash and cash equivalents	$58,283	$42,376	$27,304	$30,986	$498

Marketable securities(3)	35,245	43,013	—	—	—

Working capital	108,486	98,322	48,339	39,832	607

Total assets	197,045	199,561	83,202	59,056	27,795

Long-term liabilities	—	—	222	620	309

Redeemable convertible preferred stock	—	—	—	—	15,000

Stockholders’ equity (deficit)(4)	174,863	171,497	67,910	48,661	(12,292)

(1)	Prior to March 30, 1995, certain of our commonly-held predecessor companies elected S Corporation status. The results for 1995 include a pro forma provision for U.S. federal income taxes at statutory rates. Without such pro forma provision, net income for 1995 was $5,573.

(2)	The 1995 results include common and equivalent shares outstanding subsequent to our reorganization on March 30, 1995.

(3)	The 1999 and 1998 totals include $4,822,000 and $6,697,000 respectively, of non-current marketable securities.

(4)	We have never declared or paid any dividend on our common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are a leading provider of software solutions designed specifically to address the supply chain management, business process, analytic application and e-commerce requirements of the retail industry. Our products link point-of-sale level information with the centralized merchandising, planning and financial functions that ultimately affect decisions with suppliers and vendors. We conduct business in five geographic regions that have separate management teams and reporting infrastructures: the United States, EMEA (Europe, Middle East and Africa), Asia/ Pacific, Canada and Latin America. Similar products and services are offered in each geographical region and local management is evaluated primarily based on total revenues and operating income. Identifiable assets are also managed by geographical region. The geographic distribution of our revenues and identifiable assets for the three-year period ended December 31, 1999 is as follows:

	1999	%	1998	%	1997	%

Revenues:

United States	$78,442	55%	$81,526	59%	$50,697	55%

EMEA	39,225	27%	41,371	30%	26,937	29%

Asia/Pacific	11,305	8%	6,613	5%	8,796	10%

Canada	8,123	6%	11,287	8%	7,842	9%

Latin America	8,929	6%	5,056	3%	6,561	7%

Total international	67,582	47%	64,327	46%	50,136	55%

Sales and transfers between regions	(3,361)	(2)%	(7,390)	(5)%	(9,062)	(10)%

Total revenues	$142,663	100%	$138,463	100%	$91,771	100%

Identifiable Assets:

United States	$161,126	82%	$156,197	78%	$50,981	61%

EMEA	20,443	10%	32,763	16%	26,097	31%

Asia/Pacific	6,979	4%	2,934	2%	3,124	4%

Canada	4,396	2%	5,471	3%	2,718	3%

Latin America	4,101	2%	2,196	1%	282	1%

Total international	35,919	18%	43,364	22%	32,221	39%

Total revenues	$197,045	100%	$199,561	100%	$83,202	100%

      No customer accounted for more than 10% of our revenues during the three years ended December 31, 1999.

      We classify our products and services into three primary product categories: Enterprise Systems which are corporate level merchandise management systems that gather and distribute data throughout an organization to support the retail process and provide decision support for inventory control, cost and price management, purchase order management, automated replenishment, merchandise planning and allocation; In-store Systems that provide point-of-sale and back office applications which enable a retailer to capture, analyze, and transmit customer demographic and other operational information to corporate level merchandise management systems; and Analytic Applications that provide a comprehensive set of tools for analyzing business results and trends, monitoring strategic plans and enabling tactical decisions. A summary of the revenues and operating income (loss) attributable to each of these product categories for the three years ended December 31, 1999 is as follows:

	1999	%	1998	%	1997	%

Revenues:

Enterprise systems	$87,501	61%	$94,629	69%	$74,704	81%

In-store systems	21,302	15%	25,360	18%	15,753	17%

Analytic applications	33,860	24%	18,474	13%	1,314	2%

	$142,663	100%	$138,463	100%	$91,771	100%

Operating income (loss)

Enterprise systems	$8,631		$13,554		$25,356

In-store systems	2,271		7,378		7,656

Analytic applications	5,337		(12,611)		28

Other	(19,492)		(16,012)		(13,670)

	$(3,253)		$(7,691)		$19,370

      The operating income (loss) shown for Enterprise Systems, In-store Systems and Analytic Applications include allocations for occupancy costs, depreciation expense, and amortization of related intangibles. All other non-allocated expenses that are not directly identified with a particular operating segment are reported under the caption “Other” including the $2.1 million restructuring and asset disposition charge that was recorded during the first quarter of 1999. The 1998 operating loss shown for Analytic Applications includes $17.0 million of purchased in-process research and development that was expensed during the second quarter of 1998 in connection with the acquisition of Arthur Retail. (See Note 2 to Consolidated Financial Statements)

      We have historically derived a significant portion of our revenues from software licenses and consulting, maintenance and other services relating to our IBM AS/400-based Merchandise Management System (“MMS”). Total revenues from MMS are included in the Enterprise Systems product category and represented 42% of our total revenues during 1999 as compared with 45% in 1998 and 56% in 1997. Although we expect MMS revenues to continue to represent a significant portion of total revenues for the foreseeable future, MMS revenues as a percentage of total revenues may continue to decline as a result of reduced demand for MMS and/or increased revenues attributable to our other product lines.

      Software license revenues and consulting, maintenance and other services revenues represented 26% and 74%, respectively, of our total revenues during 1999, as compared with 31% and 69%, respectively in 1998 and 46% and 54%, respectively, in 1997. The revenue mix for 1998 was primarily affected by lower than anticipated software license revenues in our international markets. The 1999 revenue mix was impacted by a downturn in demand for domestic software licenses. We believe that sales of our Enterprise Systems and In-store Systems were affected during 1999 by deferred purchasing decisions related to the millenium change, external and internal marketing issues, longer sales cycles, increased competition and/or lack of desired feature and functionality, and in the case of ODBMS, a limited number of referenceable implementations. Although we expect sequential increases in software license revenues throughout 2000, we remain cautious about our expectations for the first half of 2000 as we believe normal selling cycles are just now beginning to resume.

      The following table sets forth a quarterly comparison of 1997, 1998 and 1999 domestic and international software license revenues:

	1997		1998

				% Change		% Change
Quarter Ended	Domestic	International	Domestic	Vs. 1997	International	vs. 1997

March 31,	$3,456	$4,409	$7,123	106%	$4,926	12%

June 30,	4,357	5,201	8,302	91%	4,011	(23)%

September 30,	3,730	6,336	8,581	130%	3,774	(40)%

December 31,	5,793	8,759	3,204	(45)%	3,421	(61)%

	$17,336	$24,705	$27,210	57%	$16,132	(35)%

	1998		1999

				% Change		% Change
Quarter Ended	Domestic	International	Domestic	Vs. 1998	International	vs. 1998

March 31,	$7,123	$4,926	$3,538	(50)%	$3,886	(21)%

June 30,	8,302	4,011	2,847	(66)%	7,822	95%

September 30,	8,581	3,774	4,117	(52)%	4,545	20%

December 31,	3,204	3,421	6,015	88%	4,028	18%

	$27,210	$16,132	$16,517	(39)%	$20,281	26%

      Software license revenues in our Enterprise Systems business unit decreased 22% in 1999 compared to 1998, and includes declines in both our MMS and ODBMS products. We believe the MMS decline results from deferred purchasing decisions related to the millenium change as IBM AS/400-based products are one of the favored operating platform in the retail industry. In addition, although sales of our ODBMS product have shown some improvement during the last six months of 1999, overall sales of the ODBMS product have historically failed to meet our expectations. We also believe that sales of ODBMS have been affected by a significant drop-off in demand related to the millennium change, together with external and internal marketing issues, increased competition, and a limited number of referenceable implementations. As we believe is typical with client/server products that are highly complex and sophisticated, we have detected and have attempted to address certain design and stability problems in early versions of our ODBMS product. Since implementation of ODBMS generally involves customer-specific customization and integration with a variety of hardware and software systems developed by third parties, each version of the product may contain undetected errors when first released. We have only discovered and evaluated certain of these problems after the ODBMS product has been implemented and used by our clients with live data over time, with different computer systems and in a variety of applications and environments.

      Software license revenues in our Analytic Applications business unit increased 51% in 1999 compared to 1998, primarily as a result of additional software license revenues from the Arthur Retail Business Unit that we acquired in June 1998. Software license revenues in our In-store Systems business unit decreased 62% in 1999 compared to 1998. We believe the decline in demand for our In-store Systems results from deferred purchasing decisions related to the millenium change, longer sales cycles, increased competition and/or lack of desired feature and functionality. To address increased competition in this business segment, we have reorganized our sales force and refocused some of our research and development investment to new feature and functionality. We cannot guarantee that these actions will increase the demand for our In-store Systems and any failure to do so could negatively impact our business, operating results and financial condition.

      Our service business continues to be an important source of operating income and an important competitive strength as we position ourselves as a total solution provider for retailers. Consulting, maintenance and other services revenues are derived from a range of services, the demand for which stems primarily from sales of our software products. These services include system design and implementation and, to a lesser extent, software maintenance, support and training. Consulting, maintenance and other services revenues are generally more predictable but generate significantly lower gross margins than software revenues and are to a significant extent dependent upon new software license sales. Although consulting, maintenance and other services revenues increased 11% in 1999 compared to 1998, we expect future consulting, maintenance and other services to decrease until we begin to experience an increased demand in our software license sales.

      We have pursued a strategy of addressing international markets by developing localized versions of our products and establishing international subsidiaries with direct sales and consulting capabilities. To the extent our international operations expand or represent an increasing percentage of our overall business, we would expect that an increasing portion of our international software license revenues and consulting, maintenance and other services revenues would be denominated in foreign currencies. This increase will subject us to additional risks related to fluctuations in foreign currency exchange rates. Historically, our operations have not been materially adversely affected by fluctuations in foreign currency exchange rates, and we have not engaged in foreign currency hedging transactions. However, if our international operations expand, exposures to gains and losses on foreign currency transactions may increase. We may choose to limit such exposure by entering into forward foreign exchange contracts or engaging in similar hedging strategies. There can be no assurance that any currency exchange strategy would be successful in avoiding or reducing exchange-related losses. In addition, revenues earned in various countries where we do business may be subject to taxation by more than one jurisdiction, thereby adversely affecting our earnings.

      We had net receivables of $32.3 million, or 85 days sales outstanding (“DSOs”) at December 31, 1999, compared to $40.6 million, or 113 DSOs at December 31, 1998. This improvement results from the tighter credit policies we implemented during 1999 and reflects our increased focus on client satisfaction.

Recent Developments

•	We announced the commercial release of our next generation ODBMS open/client server solution, version 4.1, in January 2000. This new version of ODBMS operates on the Oracle 8.05 relational database management system and provides expanded retail-specific functionality and new modules for expert pricing, vendor submissions, rebate management and a business process level online help system. In addition, retailers are provided improved security, international functionality and user interfaces, together with enhanced batch processing, online response time and database management performance.

•	During the first quarter of 2000 we reduced our worldwide staff by approximately 65 employees, or 6%, in order to stabilize service margins, optimize our labor resources in certain geographical regions, and to free up funds for investment in staff that support higher growth product lines, including the Arthur Suite and our e-commerce initiatives. This action will result in a charge of approximately $825,000 during the first quarter of 2000.

•	On February 24, 2000, we signed a definitive purchase agreement to acquire the assets of Intactix International, Inc. (“Intactix”), for $20.5 million in cash, and assumed certain trade and other liabilities and specific acquisition related liabilities for consulting and development commitments under assumed contracts. Intactix is a leading provider of space management solutions for the retail industry and consumer product goods manufacturers. The Intactix products provide planogramming tools that allow users to build, analyze and distribute graphical diagrams for space management, store layout planning and shelf assortment analysis. We will introduce variations of the Intactix products for use with the Arthur Suite and continue to market the other Intactix space management solutions including Pro/ Space, a next generation planogramming application; InterCept, a Windows-based space management application; AutoPilot, a space management automation tool; InterRange, an assortment analysis and production tool; and Pro/ Floor, a top-down retail floor planning tool. The acquisition will be accounted for as a purchase, and accordingly, the operating results of Intactix will be included in our consolidated financial statements from the date of closing. The acquisition is subject to the approval of certain governmental regulatory agencies and other standard conditions, and is expected to close in early April 2000.

Results of Operations

      The following table sets forth certain selected financial information expressed as a percentage of total revenues for the periods indicated and certain gross margin data expressed as a percentage of software license or consulting, maintenance and other services revenues, as appropriate:

	Year Ended
	December 31,

	1999	1998	1997

Revenues:

Software licenses	26%	31%	46%

Consulting, maintenance and other services	74	69	54

Total revenues	100	100	100

Costs and Expenses:

Software licenses	1	1	1

Consulting, maintenance and other services	49	47	41

Product development	18	16	12

Sales and marketing	18	15	14

General and administrative	12	12	10

Amortization of intangibles	3	2	1

Purchased in-process research and development	—	12	—

Restructuring and asset disposition charge	1	—	—

Total costs and expenses	102	105	79

Income (Loss) From Operations	(2)	(5)	21

Other income, net	3	2	2

Income (Loss) Before Income Taxes	1	(3)	23

Income tax (benefit) provision	—	(1)	9

Net Income (Loss)	1%	(2)%	14%

Gross margin on software licenses	95%	95%	97%

Gross margin on consulting, maintenance and other services	33%	32%	24%

Total gross profit	49%	52%	58%

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenues

      Total revenues for 1999 were $142.7 million, an increase of 3% over the $138.5 million reported in 1998. Revenues consist of software licenses and consulting, maintenance and other services which represented 26% and 74%, respectively, of total revenues during 1999, as compared with 31% and 69%, respectively in 1998. The 1999 revenue mix was impacted by a downturn in demand for domestic software licenses.

      Software Licenses. Software license revenues for 1999 were $36.8 million, a decrease of 15% from the $43.3 million reported in 1998. Domestic software license revenues decreased 39% in 1999 compared to 1998, which was offset in part by a 26% increase in international software license revenues. The international results include increases in each of the EMEA (30%), Asia/ Pacific (29%) and Latin American (322%) regions and a 54% decrease in Canada. On a product line basis, Analytic Applications software license revenues increased by 51% in 1999 compared to 1998 primarily as a result of additional software license revenues from the Arthur Retail Business Unit that we acquired in June 1998. Software license revenues decreased in both our Enterprise Systems (22%) and In-store Systems (62%) business units in 1999 compared to 1998. We believe that sales in these business units have been affected by deferred purchasing decisions related to the millenium change, external and internal marketing issues, longer sales cycles, increased competition and/or lack of desired feature and functionality, and in the case of the ODBMS product, a limited number of referenceable implementations. We announced the commercial release of our next generation ODBMS open/client server solution, version 4.1, in January 2000. Further, we have addressed increased competition in our In-store Systems business unit by reorganizing our sales force and refocusing some of our research and development investment into new feature and functionality. Although we expect sequential increases in software license revenues throughout 2000, we remain cautious about our expectations for the first half of 2000 as we believe normal selling cycles are just now beginning to resume.

      Consulting, Maintenance and Other Services. Consulting, maintenance and other services for 1999 were $105.9 million, an increase of 11% over the $95.1 million reported in 1998. This entire increase occurred in our domestic markets as international consulting, maintenance and other services revenues were flat in 1999 compared to 1998. Because consulting, maintenance and other services revenues stem primarily from sales of our software products, we expect future consulting, maintenance and other services revenues to decrease until we begin to experience an increased demand in our software license sales.

     Cost of Revenues

      Cost of software license revenues was $2.0 million, or 5% of software license revenues in both years. Consulting, maintenance and other services costs for 1999 were $70.6 million, and increase of 8% over the $65.1 million reported in 1998. We reduced the headcount in our consulting, maintenance and other services organization by 5% during 1999, and as of December 31, 1999 there were 634 employees involved in these functions worldwide. During the first quarter of 2000 we eliminated approximately 35 implementation staff positions in the United States, Canada and EMEA and transferred 11 other employees to product development positions to reflect the reduced levels of demand in these geographic areas. We expect only modest growth, if any, in the overall size of our service organization during 2000. We will continue to adjust the size and composition of the workforce in our service organization to match the different geographical demand cycles.

     Gross Profit

      Gross profit for 1999 was $70.1 million, a decrease of 2% from the $71.3 million reported in 1998. Gross profit, as a percentage of total revenues, decreased from 52% in 1998 to 49% in 1999. This decrease results primarily from the higher mix of consulting, maintenance and other services revenues as a percentage of total revenues during 1999. Our service margins increased from 32% in 1998 to 33% in 1999. This improvement reflects the favorable impact of increases in our maintenance base, both from the Arthur Retail acquisition and core JDA products, higher average billing rates in our consulting practice, and the elimination of outside contractors in Europe. The improvement in service margins was partially offset in 1999 by an increase in non-

billable hours and decreased utilization in our consulting services group, the transition costs associated with the centralization of global support in our corporate office and increased training costs. During the first quarter of 2000 we eliminated approximately 35 implementation staff positions in the United States, Canada and EMEA and transferred 11 other employees to product development positions to reflect the reduced levels of demand in these geographical areas. We believe our service margins will be in the 30% to 32% range in 2000.

     Operating Expenses

      Product Development. Product development expenses for 1999 were $25.0 million, a 13% increase over the $22.2 million reported in 1998. Product development expense as a percentage of total revenues increased from 16% in 1998 to 18% in 1999. This increase results primarily from continuing development activities associated with ODBMS, including the release of version 4.1, new product initiatives including the next versions of the Arthur Suite, e-commerce products such as MMS.com and the recently announced Internet Portals, and experimental work with other intranet, extranet and Internet business solutions that integrate industry standard e-commerce software into current and future e-commerce products. We increased our product development staff by approximately 3% during 1999 and as of December 31, 1999, there were 215 employees involved in the product development function. During the first quarter of 2000, we re-deployed or eliminated approximately 20 client server development positions. We anticipate our quarterly investment in research and development in 2000 to be in the $6.2 million to $6.3 million range. We believe our current process of developing software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

      Sales and Marketing. Sales and marketing expenses for 1999 were $24.6 million, a 16% increase over the $21.3 million reported in 1998. Sales and marketing expense as a percentage of total revenues increased from 15% in 1998 to 18% in 1999. This increase results primarily from the incremental costs of the Arthur Retail Business Unit and the initial sales and marketing cost incurred in connection with the establishment of business operations in Japan. Our worldwide sales and marketing staff decreased 12% during 1999 and as of December 31, 1999 there were 104 employees involved in this function. During 2000, we will continue to realign our sales force to match the demand for our various products and among the geographic regions in which we operate.

      General and Administrative. General and administrative expenses for 1999 were $17.2 million, a 6% increase over the $16.2 million reported in 1998. General and administrative expenses represented 12% of total revenues in both years. The increase in total expense results primarily from an increase in bad debt reserves, additional administrative personnel in our domestic and international operations, depreciation on purchases of property and equipment related to our expansion, duplicate rent and other non-recurring charges of approximately $400,000 related to the consolidation and relocation of our corporate offices, and the incremental costs of the Arthur Retail Business Unit. During the first quarter of 2000 we eliminated approximately 15 administrative positions.

      Amortization of Intangibles. Amortization of intangibles consists primarily of amortization on goodwill and other intangibles recorded in connection with the acquisition of the Arthur Retail Business Unit in June 1998.

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

     Provision for Income Taxes

      Our effective income tax rate reflects statutory federal, state and foreign tax rates, partially offset by reductions for research and development expense tax credits. From time to time, we may be subject to audit by federal, state and/or foreign taxing authorities. We are currently undergoing an audit of our fiscal 1996 and 1997 Federal Income Tax Returns. In connection with the audit, we have received proposed adjustments from the IRS reducing our 1996 and 1997 research and development expense tax credits. We and our tax advisors disagree with the adjustments proposed by the IRS and intend to vigorously contest them. Accordingly, we are unable to determine the financial impact of the audit at this time. However, we do not believe that the IRS adjustments, even as currently proposed, would have a material impact on our business, operating results or financial condition.

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenues

      Total revenues for 1998 were $138.5 million, an increase of 51% over the $91.8 million reported in 1997. Revenues consist of software licenses and consulting, maintenance and other services, which represented 31% and 69%, respectively, of total revenues during 1998, and 46% and 54%, respectively in 1997. The decrease in software license revenues as a percentage of total revenues resulted primarily from a decrease in international software license revenues between years.

      Software Licenses. Software license revenues for 1998 were $43.3 million, an increase of 3% over the $42.0 million reported in 1997. Domestic software license revenues increased 57% in 1998 compared to 1997 due to increased sales of the MMS, Win/ DSS, RetailIDEAS and WCC product lines, and incremental sales of the Arthur Suite. International software license revenues decreased 35% in 1998 compared to 1997 as a result of the elongation of international sales cycles, deferred purchasing decisions for merchandising systems, weakening international economies and increased competition. The international results for 1998 were also impacted by internal execution issues surrounding the strategic realignment of our international sales management group. This realignment began during the second quarter of 1998 and involved the movement of certain key employees from the European and Latin American regions to other roles, specifically the positions of Senior Vice President, International and Senior Vice President and Managing Director, JDA Arthur. We did not fill the vacated positions of Vice President — Latin America until September 1998 and the Vice President — EMEA until mid-November 1998. However, the new Vice President — EMEA submitted his resignation effective March 31, 1999. We promoted from within our EMEA organization to fill the vacant position.

      Consulting, Maintenance and Other Services. Consulting, maintenance and other services revenues for 1998 were $95.1 million, an increase of 91% over the $49.7 reported in 1997. This increase resulted from the higher volume of software license sales, including client/server products that require longer implementation cycles, improved utilization, higher average billing rates and the incremental consulting and maintenance revenues related to the Arthur Suite. Domestic and international consulting, maintenance and other services revenues increased 101% and 82%, respectively in 1998 compared to 1997.

     Cost of Revenues

      Cost of software license revenues was $2.0 million in 1998 as compared to $1.1 million in 1997. Cost of software licenses represented 5% and 3% of software license revenues in 1998 and 1997, respectively. The increase reflects the higher costs associated with increased sales of products during 1998 that incorporate software technology licensed from third party suppliers. Consulting, maintenance and other services costs for 1998 were $65.1 million, an increase of 73% over the $37.7 million reported in 1997. We expanded our consulting and customer support organizations during 1998 as a result, and in anticipation, of continued increased sales of new software licenses and increased demand from the existing client base for additional support and professional services. We increased the number of personnel in our consulting, maintenance and other services organization by 56% in 1998 compared to 1997, and as of December 31, 1998, there were 670 employees involved in these functions worldwide. In addition, we utilized a significant number of subcontractors in Europe during 1998 to provide timely implementation work.

     Gross Profit

      Gross profit for 1998 was $71.3 million, an increase of 35% over the $52.9 million reported in 1997. Gross profit, as a percentage of total revenues, decreased from 58% in 1997 to 52% in 1998. This decrease was primarily attributable to an increase in consulting, maintenance and other services revenues as a percentage of total revenues during 1998. Gross margins on consulting, maintenance and other services revenues increased between years, however, from 24% in 1997 to 32% in 1998. This improvement reflects the favorable impact of increases in our maintenance base, both from the Arthur Retail acquisition and core JDA products, and improved utilization and higher average billing rates in our consulting practice.

     Operating Expenses

      Product Development. Product development costs for 1998 were $22.2 million, an increase of 95% over the $11.4 million reported in 1997. Product development costs as a percentage of total revenues increased between years from 12% in 1997 to 16% in 1998. We increased our product development staff by 76% between years and as of December 31, 1998, there were over 200 employees involved in the product development function. We increased our incremental spending in 1998 for continued improvement of existing products as well as the ongoing addition of new concepts to its product suite including development efforts on the next general release of ODBMS, the integration of ODBMS and the WCC product, development of a European version of MMS with Euro capabilities, continued development and integration of the Arthur Suite, and enhancements to Win/ DSS. We believes our current process for developing software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

      Sales and Marketing. Sales and marketing expenses for 1998 were $21.3 million, an increase of 68% over the $12.6 million reported in 1997. Sales and marketing expenses, as a percentage of total revenues, increased between years from 14% in 1997 to 15% in 1998. We increased our sales and marketing staff by 62% between years and as of December 31, 1998, there were nearly 120 employees involved in this function. The increase results primarily from the acquisition of Arthur Retail as well as other additions to both the domestic and international sales and marketing staffs.

      General and Administrative. General and administrative expenses for 1998 were $16.2 million, an increase of 75% over the $9.3 million reported in 1997. General and administrative expense, as a percentage of total revenues, increased between years from 10% in 1997 to 12% in 1998. The increase resulted from the addition of administrative personnel as a result, and in anticipation, of continued growth in our domestic and international operations, increased depreciation on purchases of $13.5 million in property and equipment additions we made during 1998, and the incremental costs of Arthur Retail.

      Amortization of Intangibles. Amortization of intangibles consists primarily of amortization on goodwill and other intangibles recorded in connection with the acquisition of Arthur Retail in June 1998.

      Purchased In-Process Research and Development. We recorded a one-time charge of $17.0 million in 1998 for in-process research and development acquired in connection with the purchase of Arthur Retail and recorded a related tax benefit of $6.9 million. Earnings per share for 1998, excluding the one-time charge for in-process research and development and related tax benefit, were $0.34.

     Provision for Income Taxes

      Our effective income tax rate reflects statutory federal, state and foreign tax rates, partially offset by reductions for research and development expense tax credits.

Liquidity and Capital Resources

      Since our inception, we have financed our operations primarily through cash generated from operations and public sales of equity securities. We had working capital of $108.5 million at December 31, 1999 compared with $98.3 million at December 31, 1998. Cash and cash equivalents at December 31, 1999 were $58.3 million, an increase of $15.9 million from the $42.4 million reported at December 31, 1998. We also had

$35.2 million in marketable securities at December 31, 1999, a decrease of $7.8 million from the $43.0 million reported at December 31, 1998.

      Operating activities provided cash of $13.2 million, $9.6 million and $2.1 million in the years ended December 31, 1999, 1998 and 1997, respectively. Cash provided from operating activities in 1999 resulted primarily from $12.1 million of depreciation and amortization, $3.1 million in provision for doubtful accounts, and a $5.2 million decrease in accounts receivable, offset in part by a $2.2 million increase in income tax receivable and a $6.5 million decrease in accounts payable and accrued expenses. Cash provided from operating activities in 1998 resulted primarily from net income of $7.6 million, excluding the one-time charge for purchased in-process research and development and related tax benefit, $8.1 million of depreciation and amortization, and an increase of $3.8 million in deferred revenue, offset in part by a $10.8 million increase in accounts receivable. Cash provided from operating activities in 1997 resulted primarily from net income of $12.5 million, $2.9 million in depreciation and amortization, $2.0 million in provision for doubtful accounts, and a $2.9 million increase in accounts payable and accrued expenses, offset in part by a $17.3 million increase in accounts receivable. We had net accounts receivable of $32.3 million, or 85 days sales outstanding (“DSOs”) at December 31, 1999, compared to $40.6 million, or 113 DSOs at December 31, 1998. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including seasonality, shifts in customer buying patterns, contractual payment terms, the underlying mix of products and services, and the geographic concentration of revenues.

      Investing activities utilized cash of $364,000, $100.5 million and $12.4 million in the years ended December 31, 1999, 1998 and 1997, respectively. The 1999 activity includes $10.7 million in capital expenditures, including over $3.6 million related to our corporate office relocation, offset in part by $2.6 million in proceeds from disposal of property and equipment and the net maturity of $7.7 million of marketable securities. The 1998 activity includes the net purchase of $43.0 million of marketable securities, $13.5 million in capital expenditures, and a $44.0 million cash payment for the acquisition of the Arthur Retail Business Unit. The 1997 activity includes $10.8 million in capital expenditures and an initial payment of $1.6 million for the purchase of LIOCS.

      Financing activities provided cash of $3.6 million, $106.4 million and $7.4 million in the years ended December 31, 1999, 1998 and 1997, respectively. The activity in all periods includes proceeds from the issuance of common stock and related tax benefits under our stock option and employee stock purchase plans. In addition, the 1998 activity includes net proceeds of $99.6 million from the issuance of 3,450,000 shares of common stock in a secondary public offering.

      Changes in the currency exchange rates of our foreign operations had the effect of reducing cash by $557,000, $419,000 and $743,000 in 1999, 1998 and 1997, respectively. We did not enter into any foreign exchange contracts or engage in similar hedging strategies during the three-year period ended December 31, 1999.

      On February 24, 2000, we signed a definitive purchase agreement to acquire the assets of Intactix for $20.5 million in cash, and assume certain trade and other liabilities and specific acquisition related liabilities for consulting and development commitments under assumed contracts. The acquisition will be accounted for as a purchase, and accordingly, the operating results of Intactix will be included in our consolidated financial statements from the date of closing. The acquisition is subject to the approval of certain governmental regulatory agencies and other standard conditions, and is expected to close in early April 2000. We expect to incur between $4 million and $5 million in restructuring costs to integrate our two businesses and take advantage of the operational synergies.

      We may in the future pursue additional acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid. In addition, any material acquisitions of complementary businesses, products or technologies could require that we obtain additional equity or debt financing.

      We maintain a $5.0 million revolving line of credit with a commercial bank. The line of credit is collateralized by property and equipment, receivables, and intangibles; accrues interest at the bank’s reference rate (which approximates prime) less .25 percentage points; and requires that we maintain certain current ratios and tangible net worth. The line of credit matures on July 1, 2000. There were no amounts outstanding on the line of credit at December 31, 1999. We believe that our cash and cash equivalents, investments in marketable securities, available borrowings under the bank line of credit and funds generated from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months.

Year 2000 Compliance

      No significant Year 2000 compliance issues have been reported on our software products since the millennium changeover. We are aware, however, that some of our customers may have been running earlier versions of our software products that were not Year 2000 compliant (i.e., able to distinguish 21st century dates from 20th century dates). We contacted and encouraged such customers to migrate to current product versions. Moreover, our products are generally integrated into enterprise systems involving complicated software products developed by other vendors. The most probable worst case scenario is that we may yet in the future be subject to claims based on Year 2000 problems in others’ products, custom modifications made by us or third parties to our products, or issues arising from the integration of multiple products within an overall system. We have not been a party to any litigation or arbitration proceeding to date alleging that our products or services are not Year 2000 compliant. However, we are from time to time involved in payment disputes and may be subject to Year 2000 counter claims. There can be no assurance that we will not in the future be required to defend our products or services in such proceedings, or to negotiate resolutions of claims based upon Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, and any liability we may incur for Year 2000-related damages, including consequential damages, could have a material adverse effect on our business, operating results and financial condition.

      To date, we have not encountered any Year 2000-related problems with our financial institutions, investment advisors or suppliers of products, services and systems purchased by us, nor others with whom we transact business on a worldwide basis. Further, we have not encountered any Year 2000-related problems with our internal systems. All of our financial and operational systems were available over the millennium changeover and the integrity of the historical information contained within those systems has not been affected. We incurred less than $100,000 on our Year 2000 compliance effort.

      We believe there was a slowing of demand in 1999 for our Enterprise Systems and In-store Systems due, in part, to deferred purchasing decisions related to the millenium change. We continue to be cautious about our near-term expectations for software licenses, and any resultant service revenues, due to the impact that the Year 2000 distraction may have had on the length and predictability of our selling cycles. Although we expect sequential increases in software license revenues throughout 2000, we remain cautious about our expectations for the first half of 2000 as we believe normal selling cycles are just now beginning to resume. To the extent we encounter any significant continuing delays in, or cancellation of, decisions to purchase our products or services, our business, operating results and financial condition would be materially adversely affected.

Euro Currency

      In January 1999, a new currency called the ECU or the “Euro” was introduced in participating European Economic and Monetary Union (“EMU”) countries. During 2002, all participating EMU countries are expected to be operating with the Euro as their single currency. During the next two years, business in participating EMU countries will be conducted in both the existing national currency and the Euro. As a result, companies operating in or conducting business in these EMU member countries will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro. We currently offer software products that are designed to be Euro-currency enabled, and we believe these products can be modified to accommodate any required Euro currency changes. There can be no assurance, however, that our products will contain all the necessary changes or meet all the Euro currency requirements. If our software products do not meet all the Euro currency requirements, our business, operating results, and financial condition would be materially adversely impacted. We have not had and do not expect a material impact on our results of operations from foreign currency gains or losses as a result of a transition to the Euro as the functional currency for our subsidiaries based in EMU countries.

Certain Risks

      Our Operating Results May Fluctuate Significantly. Our quarterly operating results have varied and are expected to continue to vary in the future. Many factors may cause these fluctuations, including: demand for our software products and services; the size and timing of individual orders, particularly with respect to our larger customers; the lengthening of our sales cycle; competitive pricing pressures; customer order deferrals in anticipation of new products; changes in the mix of software license revenues; changes in the mix of software license revenues compared to consulting, maintenance and other services revenues; the timing of new software product introductions and enhancements to our software products or those of our competitors; market acceptance of new software products; technological changes in platforms supporting our software products; changes in our operating expenses; changes in the mix of domestic and international revenues; our ability to complete fixed price consulting contracts within budget; employee hiring and retention; foreign currency exchange rate fluctuations; expansion of international operations; changes in our strategies; and general industry and economic conditions. In addition, we believe we have experienced and are continuing to experience a decline in overall demand for our Enterprise Systems and In-store Systems. In particular, although sales of our ODBMS product have shown some improvement during the last six months of 1999, overall sales of the ODBMS product have historically failed to meet our expectations. We believe that sales of ODBMS have been affected by a significant drop-off in demand related to the millenium change, external and internal marketing issues, increased competition, a limited number of referenceable implementations, and certain design and stability issues in earlier versions of the ODBMS product.

      We also believe that the decline in demand for our In-store Systems products have been affected by deferred purchasing decisions related to the millenium change, longer sales cycles, increased competition and/or lack of desired feature and functionality. We have addressed increased competition in this business unit by reorganizing our sales force and refocusing some of our research and development investment into new feature and functionality. We cannot guarantee that these actions will increase the demand for this product line and any failure to do so could negatively impact our business, operating results and financial condition.

      We believe that the prevailing business reasons still exist for purchasing merchandising systems and the other software products that we offer still exist. You should not rely on the current performance or historic growth rates for our Enterprise Systems, In-store Systems, and Analytic Applications as an indication of their future performance. Because the gross margin on software licenses is significantly greater than the gross margins on consulting, maintenance and other services, our combined gross margin has fluctuated from quarter to quarter, and we expect that it will continue to fluctuate significantly based on revenue mix and service utilization rates. Since our consulting, maintenance and other service revenues are to a significant extent dependent upon new software license sales, we expect future consulting, maintenance and other service revenues to decrease until we begin to experience an increased demand in our software license sales. In the event software license revenues fail to meet our expectations or there is a decline in demand, our consulting, maintenance and other services revenues would be adversely impacted.

      We typically ship our software products when contracts are signed. Consequently, our software license backlog at the beginning of any quarter has represented only a small portion of that quarter’s expected revenues. As a result, software license revenues in any quarter depend in large part upon contracts signed and the related shipment of software in that quarter. It is therefore difficult for us to predict revenues. Because of the timing of our sales, we typically recognize a substantial amount of our software license revenues in the last weeks or days of the quarter, and we generally derive a significant portion of our quarterly software license revenues from a small number of relatively large sales. It is difficult to forecast the timing of large individual software license sales with certainty. Accordingly, large individual sales have sometimes occurred in quarters subsequent to when we anticipated. We expect that the foregoing trends will continue. If we receive any significant cancellation or deferral of customer orders, or we are unable to conclude license negotiations by the end of a fiscal quarter, our operating results may be lower than anticipated. In addition, any weakening or uncertainty in international economies may make it more difficult for us to predict quarterly results in the future, and could negatively impact our business, operating results and financial condition for an indefinite period of time.

      Our expense levels are based on our expectations of future revenues. Since software license sales are typically accompanied by a significant amount of consulting, implementation and support services, the size of services organization must be managed to meet our anticipated software license revenues. As a result, we hire and train service personnel and incur research and development costs in advance of anticipated software license revenues. If software revenues fall short of our expectations, or if we are unable to fully utilize our service personnel, our operating results are likely to decline because a significant portion of our expenses cannot be quickly reduced to respond to any unexpected revenue shortfall.

      We believe there was a slowing in demand in 1999 for our Enterprise Systems and In-store Systems due, in part, to deferred purchasing decisions related to the millenium change. We continue to be cautious about our near-term expectations for software licenses, and any resultant services revenues due, in part, to the impact that the Year 2000 distraction may have had on the length and predictability of selling cycles. Although we expect sequential increases in software license revenues throughout 2000, we remain cautious about our expectations for the first half of 2000 as we believe normal selling cycles are just now beginning to resume. Based on all of the foregoing, we believe that future revenues, expenses and operating results are likely to vary significantly from quarter-to-quarter. As a result, quarter-to-quarter comparisons of operating results are not necessarily meaningful. Furthermore, it is likely that in some future quarter our operating results may be below the expectations of public market analysts or investors. If that happens, or if adverse conditions prevail, or are perceived to prevail, with respect to our business or generally, the price of our common stock may decline.

      We Are Dependent Upon the Retail Industry. We have derived substantially all of our revenues to date from the license of software products and the performance of related services to the retail industry. Our future growth is critically dependent on increased sales to the retail industry. The success of our customers is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, we believe that the license of our software products generally involves a large capital expenditure, which is often accompanied by large-scale hardware purchases or commitments. As a result, demand for our products and services could decline in the event of instability or downturns in the retail industry. Such downturns may cause customers to exit the industry or delay, cancel or reduce any planned expenditure for information management systems and software products.

      In addition, e-commerce on the Internet is dramatically impacting the retail industry. The traditional “brick and mortar” retailers that we have historically served now face substantial competition from Internet-based retailers that may negatively impact their ability to purchase our products. We announced the commercial availability of the MMS.com e-commerce product during the third quarter of 1999 and to date there have only been limited sales of this product. In addition, we have only recently announced our intentions to develop a series of business-to-business e-commerce solutions. These solutions include Internet Portals which are web-based interfaces that provide retailers with a one-stop destination for internal users, customers and suppliers to access multiple information sources and applications. The market for e-commerce products is new and quickly evolving. We expect significant growth in e-commerce over the Internet; however, we are unable to predict the full impact this emerging form of commerce will have on the traditional “brick and mortar” retail operations we have historically served. If the market for our MMS.com product or other future web-enabled products fails to develop, develops more slowly than expected or becomes saturated with competitors, or if our e-commerce products are not accepted in the marketplace, our business, operating results and financial condition could be negatively impacted.

      We also believe that the retail industry may be consolidating and that the industry is from time-to-time subject to increased competition and weakening economic conditions that could negatively impact the industry, our customers’ ability to pay for our products and services and which have and could potentially lead to an increased number of bankruptcy filings. Such consolidation and weakening economic conditions have in the past, and may in the future, negatively impact our revenues, reduce the demand for our products and may negatively impact our business, operating results and financial condition.

      We May Not be Able to Manage Our Growth. Our business grew rapidly from 1996 to 1998, with revenues increasing from $47.8 million in 1996, to $91.8 million in 1997 and to $138.5 million in 1998. This expansion resulted in substantial growth in our number of employees, the scope of our operating systems and the geographic distribution of our operations and customers during these periods. The rapid growth placed a significant strain on our management and operations. Our ability to compete effectively and to manage future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis; to expand, train, motivate and manage our work force, in particular our direct sales force and consulting services organization; and to deal effectively with third-party systems integrators and consultants. We reorganized our senior management in January 1999 by business units (Enterprise Systems, In-store Systems and Analytic Applications) and implemented a matrix organization that provides each of our geographic regions (the United States, EMEA, Asia/ Pacific, Canada and Latin America) with full responsibility for direct sales, consulting services and operations. Certain members of our executive management team have served in their current positions for less than two years. Our future growth and success depends in large part upon the ability of our executive management team to effectively manage expansion of our operations. We cannot guarantee that we will be able to manage our recent or any future growth, and any failure to do so would negatively effect our business, operating results and financial condition.

      Ability to Attract and Retain Skilled Personnel Is Important to Our Growth. Our success is heavily dependent upon our ability to attract, hire, train, retain and motivate skilled personnel, including sales and marketing representatives, qualified software engineers involved in ongoing product development, and consulting personnel who assist in the implementation of our products and services. The market for such individuals is intensely competitive, particularly in international markets. In this regard, we dramatically increased the number of associates involved in these functions during 1997 and 1998 in connection with the continuing development and rollout of our client/server products, and to support further development and implementation of MMS. Given the critical roles of our sales, product development and consulting staffs, our inability to recruit successfully or any significant loss of key personnel in our sales, product development or consulting staffs would hurt us. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. We cannot guarantee that we will be able to retain our current personnel, attract and retain other highly qualified technical and managerial personnel in the future, or be able to assimilate the employees from any acquired businesses. We will continue to adjust the size and composition of the workforce in our services organization to match the different product and geographic demand cycles. If we are unable to attract and retain the necessary technical and managerial personnel, or assimilate the employees from any acquired businesses, our business, operating results and financial condition would be adversely affected.

      We Have Only Deployed Certain of Our Software Products On a Limited Basis. Certain of our software products, including ODBMS, Win/ DSS, Retail IDEAS, and the Arthur Suite, which are designed for open, client/server environments, have been commercially released within the last five years. The market for these products is continually evolving, and we believe that retailers may be more cautious than other businesses in adopting client/server technologies. Consequently, we cannot predict the growth rate, if any, and size of the market for our client/server products or that this market will continue to develop. Potential and existing customers may find it difficult, or be unable, to successfully implement our client/server products, or may not purchase our products for a variety of reasons, including: their inability to obtain hardware, software, networking infrastructure, or sufficient internal staff required to implement, operate and maintain an open, client/server solution; the generally longer time periods and greater cost required to implement such products as compared to IBM AS/400-based products; and limited implementation experience with such products or third-party implementation providers. In addition, we must overcome significant obstacles to successfully market our client/server products, including limited experience of our sales and consulting personnel in the client/server market and a limited market size. If the market for our client/server products fails to develop, develops more slowly than expected or becomes saturated with competitors, or if our products are not accepted in the marketplace or are technically flawed, our business, operating results and financial condition will decline.

      Although recent sales of our ODBMS product have shown some improvement during the last six months of 1999, overall sales of the ODBMS product have historically failed to meet our expectations. We believe that sales of ODBMS have been affected by a significant drop-off in demand related to the millenium change, external and internal marketing issues, increased competition, a limited number of referenceable implementations, and certain design and stability issues in earlier versions of the ODBMS product. Since implementation of ODBMS generally involves customer-specific customization and integration with a variety of hardware and software systems developed by third parties, each version of the product may contain undetected errors when first released. We have only discovered and evaluated certain of these problems after the ODBMS product has been implemented and used by our clients with live data over time, with different computer systems and in a variety of applications and environments.

      We announced the commercial availability of the MMS.com e-commerce product during the third quarter of 1999 and to date there have only been limited sales of this product. In addition, we have only recently announced our intentions to develop a series of business-to-business e-commerce solutions. These solutions include Internet Portals which are web-based interfaces that provide retailers with a one-stop destination for internal users, customers and suppliers to access multiple information sources and applications. The market for e-commerce products is new and quickly evolving. We expect significant growth in e-commerce over the Internet, however, we are unable to predict the full impact this emerging form of commerce will have on the traditional “brick and mortar” retail operations historically served by our other software products. If the market for our MMS.com product or other future web-enabled products fails to develop, develops more slowly than expected or becomes saturated with competitors, or if our e-commerce products are not accepted in the marketplace, our business, operating results and financial condition could be negatively impacted.

      A Significant Portion of Our Revenues Are Derived from the Sale of the MMS Product. We have historically derived a significant portion of our revenues from software licenses and consulting, maintenance and other services related to MMS. MMS revenues are partially dependent on the continued vitality in and support of the IBM AS/400 platform, which we believe is a favored platform in the retail industry. Although we expect MMS revenues to continue to represent a significant portion of total revenues for the foreseeable future, MMS revenues as a percentage of total revenues may continue to decline as a result of reduced demand for MMS and/or increased revenues attributable to our other product lines. The lifecycle of the MMS product line is difficult to estimate due largely to the potential effect of new products, applications and product enhancements, including our own changes in the retail industry and future competition. Any decline in MMS revenues, as a result of competition, technological change, a decline in the market for or support of the IBM AS/400 platform, or other factors, which are not offset by increases in revenues from other products, will cause our business, operating results and financial condition to decline. We cannot guarantee that prospective purchasers of our IBM AS/400-based products will respond favorably to our future or enhanced software products or that we will continue to be successful in selling our software products or services in the IBM AS/400 market.

      There Are Many Risks Associated with International Operations. Our international revenues represented 47% of total revenues in 1999 as compared with 46% and 55% 1998 and 1997, respectively. Although, we expect international revenues will continue to account for a significant portion of our revenues for the foreseeable future, we remain cautious about our expectations regarding international operations in the near term. If our international operations grow, we must recruit and hire a number of new consulting, sales and marketing and support personnel in the countries we have or will establish offices. Our entry into new international markets typically requires the establishment of new marketing and distribution channels as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. The opening of our new offices typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire or that we will be successful at hiring, training or retaining such personnel. In addition, we cannot assure you that we will be able to successfully expand our international operations in a timely manner which could negatively impact our business, operating results and financial condition.

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

      Our Markets Are Highly Competitive. The markets for our software products are highly competitive. We believe the principal competitive factors are price, feature and functionality, product reputation and referenceable accounts, retail industry expertise, e-commerce capabilities and quality of customer support. We encounter competitive products from a different set of vendors in each of our primary product categories. Our Enterprise Systems compete with internally developed systems and with third-party developers such as Island Pacific (a subsidiary of SVI Holdings, Inc.), Radius PLC, Retek, Inc., SAP AG, and STS Systems. As we continue to develop MMS.com and other e-commerce products, we expect to face potential competition from business-to-business e-commerce application providers, including Ariba, Broadvision, Commerce One, i2 Technologies, Manugistics Group, Inc., Retek, Inc., and Microsoft as a result of its recently announced investment in Radiant Systems, Inc. In addition, new competitors may enter our markets and offer merchandise management systems that target the retail industry.

      The competition for our In-store Systems is more fragmented than the Enterprise Systems market. We compete with major hardware equipment manufacturers such as ICL, NCR and IBM, as well as software companies such as CRS Business Computers, Datavantage, Inc., Riva Group PLC, RTC, and Trimax. In the Analytic Applications markets, the Arthur Suite competes primarily with Marketmax, Inc. and IBM’s Makaro product line. The Retail IDEAS product competes with products from vendors such as Microstrategy. In the market for consulting services, we have pursued a strategy of forming informal working relationships with leading retail systems integrators such as Andersen Consulting and PriceWaterhouseCoopers. These integrators, as well as independent consulting firms such as IBM’s Global Services Division, also represent potential competition to our consulting services group.

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

      There are Risks Associated with Our Strategic Relationships. We have from time to time established, or attempted to establish, formal and informal relationships with other companies, including IBM, Microsoft, Compuware, Inc. and Silvon, Inc., to collaborate in areas such as product development, marketing and distribution. The maintenance of these relationships and the development of other similar relationships is a meaningful part of our business strategy. Currently, our relationships with IBM and Microsoft are cooperative, and there is no written agreement defining the parties’ obligations. We cannot assure you that our current informal relationships with IBM, Microsoft or other companies will be beneficial to us, that such relationships can be maintained, or that we will be able to enter into successful new strategic relationships in the future.

      Implementation of Our Products Is A Lengthy Process; Our Fixed-Price Service Contracts May Result In Losses. Our software products are complex and perform or directly affect mission-critical functions across many different functional and geographic areas of the enterprise. Consequently, implementation of our software is a complex, lengthy process and commitment of resources by our clients is subject to a number of significant risks over which we have little or no control. We believe that the complicated nature and increased flexibility of the client/server versions of our products may contribute to the length of the implementation process. Delays in the implementations of any of our software products, whether by us or our business partners, may result in client dissatisfaction or damage to our reputation and a decline in our business, operating results and financial condition.

      We offer a combination of software products, implementation and support services to our customers. Typically, we enter into service agreements with our customers that provide for consulting and implementation services on a “time and expenses” basis. Certain clients have asked for, and we have from time to time entered into, fixed-price service contracts. These contracts specify certain milestones to be met regardless of our actual costs incurred in fulfilling our obligations. We believe that fixed-price service contracts may increasingly be offered by our competitors to differentiate their product and service offerings. As a result, we may enter into more fixed-price contracts in the future. We cannot guarantee we can successfully complete these contracts on budget, and our inability to do so could negatively impact our business, operating results and financial condition.

      We Must Keep Pace With Technological Change To Remain Competitive. The computer software industry and the business-to-business e-commerce market for our products is subject to rapid technological change, changing customer requirements, frequent product introductions embodying new technologies and the emergence of new industry standards could render our products and services obsolete and unmarketable. As a result, our position in our existing markets, or other markets that we may enter, could be eroded rapidly by technological advancements not adopted by us, or through our failure to develop products and services and maintain strategic relationships that are compatible with industry standards. The lifecycles of our products are difficult to estimate. The products must keep pace with technological developments, conform to evolving industry standards and address increasingly sophisticated client needs. We believe that we must continue to respond quickly to the retailers’ needs for broad functionality and multi-platform support and to advances in hardware and operating systems. We may experience future difficulties that could delay or prevent the successful development, introduction and marketing of new products, or that new products and product enhancements will meet the requirements of the marketplace and achieve market acceptance. If we are unable to develop and introduce products in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition would be negatively impacted.

      Our Success Depends Upon Our Proprietary Technology. Our success and competitive position is dependent in part upon our ability to develop and maintain the proprietary aspect of our technology. We rely on a combination of patent, trademark, trade secret, copyright law and contractual restrictions to protect the proprietary aspects of our technology. We seek to protect the source code to our software, documentation and other written materials under trade secret and copyright laws. Effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. We license our software products under signed license agreements that impose restrictions on the licensee’s ability to utilize the software and do not permit the re-sale, sublicense or other transfer of the source code. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and independent consultants to execute confidentiality agreements with us and by restricting access to our source code.

      We license and integrate technology from third parties in our certain of our software products. For example, we license the Uniface client/server application development technology from Compuware, Inc. for use in ODBMS, certain applications from Silvon Software, Inc. for use in Retail IDEAS, and IBM’s Net.commerce merchant server software for use in MMS.com. These third party licenses generally require us to pay royalties and fulfill confidentiality obligations. If we are unable to continue to license any of this software, or if the third party licensors do not adequately maintain or update their products, we would face delays in the releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our software products. These delays, if they occur, could have a material adverse effect on our business, operating results and financial condition.

      There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that in the future third parties may claim that we or our current or potential future software solutions infringe on their intellectual property. We expect that software product developers and providers of e-commerce products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlap. In addition, we may find it necessary to initiate claims or litigation against third parties for infringement of our proprietary rights or to protect our trade secrets. Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or license agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect on our business, operating results and financial condition.

      There Are Risks Related To Product Defects, Product Liability, and Integration Difficulties. Our software products are highly complex and sophisticated. As a result, they may occasionally contain design defects or software errors that could be difficult to detect and correct. In addition, implementation of our products may involve customer-specific customization by us or third parties, and may involve integration with systems developed by third parties. In particular, it is common for complex software programs, such as our client/server and e-commerce software products, to contain undetected errors when first released. They are discovered only after the product has been implemented and used over time with different computer systems and in a variety of applications and environments. Despite extensive testing, we have in the past discovered defects or errors in our products or custom modifications only after our software products have been used by many clients. In addition, our clients may occasionally experience difficulties integrating our products with other hardware or software in their environment that are unrelated to defects in our products. Such defects, errors or difficulties may cause future delays in product introductions and shipments, result in increased costs and diversion of development resources, require design modifications or impair customer satisfaction with our products.

      We believe that significant investments in research and development are required to remain competitive and that speed to market is critical to our success. Our future performance will depend in large part on our ability to enhance our current products and develop new products that achieve market acceptance. These new products must incorporate state-of-the-art technology, enable our clients to remain competitive, and facilitate a powerful, cost-effective means of conducting business-to-consumer and business-to-business e-commerce on the Internet. If clients experience significant problems with implementation of our products or are otherwise dissatisfied with their functionality or performance or if they fail to achieve market acceptance for any reason, our business, operating results and financial condition would be negatively impacted.

      Our products are typically used by our clients to perform mission-critical functions. As a result, design defects, software errors, misuse of our products, incorrect data from external sources or other potential problems arising from the use of our products could result in financial or other damages to our clients. Prior to 1998, we did not maintain product liability insurance. Our license agreements with our clients typically contain provisions designed to limit our exposure to potential claims as well as any liabilities arising from such claims. However, such provisions may not effectively protect us against such claims and the associated liability and costs.

      We Are Dependent on Key Personnel. Our performance depends in large part on the continued performance of our executive officers and other key employees, particularly the performance and services of James D. Armstrong our Chief Executive Officer. We do not have in place “key person” life insurance policies on any of our employees. The loss of the services of Mr. Armstrong or other key executive officers or employees could negatively affect our financial performance.

      We May Make Acquisitions In the Future. We continually evaluate potential acquisitions of complementary businesses, products and technologies, including those which are significant in size and scope. On February 24, 2000, we signed a definitive purchase agreement to acquire the assets of Intactix for $20.5 million in cash, and assume certain trade and other liabilities and specific acquisition related liabilities for consulting and development commitments under assumed contracts. The acquisition will be accounted for as a purchase, and accordingly, the operating results of Intactix will be included in our consolidated financial statements from the date of closing. The acquisition is subject to the approval of certain governmental regulatory agencies and other standard conditions, and is expected to close in early April 2000.

      Acquisitions such as Intactix or others we may pursue involve a number of special risks. Those risks include the inability to obtain, or meet conditions imposed for, governmental approvals for the acquisition, diversion of management’s attention to the assimilation of the operations and personnel of acquired businesses, costs related to the acquisition and the integration of the acquired businesses, products, technologies and employees into our business and product offerings. Achieving the anticipated benefits of any acquisition will depend, in part, upon whether integration of the acquired business, products, technology, or employees is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The difficulties of such integration may be increased by the necessity of coordinating geographically disparate organizations, the complexity of the technologies being integrated, and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. The inability of management to successfully integrate any acquisition that we may pursue, and any related diversion of management’s attention, could have a material adverse effect on our business, operating results and financial condition. Moreover, there can be no assurance that any products acquired will gain acceptance in our markets, or that we will be able to penetrate new markets successfully or that we will obtain the anticipated or desired benefits of such acquisitions. Any acquisition which we pursue or consummate could result in the incurrence of debt and contingent liabilities, amortization of goodwill and other intangibles, purchased research and development expense, other acquisition-related expenses and the loss of key employees, any of which could have a material adverse effect on our business, operating results and financial condition.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks

      We are exposed to certain market risks in the ordinary course of our business. These risks result primarily from changes in foreign currency exchange rates and interest rates. In addition, our international operations are subject to risks related to differing economic conditions, changes in political climate, differing tax structures, and other regulations and restrictions.

      Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 47% of our total revenues during 1999, as compared with 46% in 1998 and 55% in 1997. In addition, the identifiable net assets of our foreign operations totaled 18% of consolidated assets as of December 31, 1999. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/ Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting unrealized foreign currency exchange losses of $557,000 in 1999, $419,000 in 1998, and $743,000 in 1997. We have not engaged in foreign currency hedging transactions.

      Interest rates. We invest our cash in a variety of financial instruments, including bank time deposits, and variable and fixed rate obligations of the U.S. Government and its agencies, states, municipalities, commercial paper and corporate bonds. These investments are denominated in U.S. dollars. We classify all of our investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on our investments is reflected in our financial statements under the caption “Other income, net.”

      Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to a change in interest rates. We hold our investment securities for purposes other than trading. The fair value of securities held at December 31, 1999 was $35.2 million with interest rates generally ranging between 5% and 6%.

Item 8.  Financial Statements and Supplementary Data

      The independent auditors’ report of Deloitte & Touche LLP together with our consolidated financial statements as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, are included in this Form 10-K as listed in Item 14(a).

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

      Certain information required by Part III is omitted from this Form 10-K, as we intend to file our Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference.

Item 10.  Directors and Executive Officers of the Registrant

      Our directors and executive officers, and their ages as of March 31, 2000, are as follows:

Name	Age	Title

James D. Armstrong	49	Co-Chairman and Chief Executive Officer

Kristen L. Magnuson	43	Senior Vice President and Chief Financial Officer

Hamish N. Brewer	37	Senior Vice President, Sales and Enterprise Systems

Peter J. Charness	45	Senior Vice President, Marketing and Chief Product Officer

Scott D. Hines	36	Senior Vice President, Technology

Gregory L. Morrison	52	Senior Vice President, Analytic Applications

David J. Tidmarsh	48	Senior Vice President, Client Services

Frederick M. Pakis	46	Co-Chairman

J. Michael Gullard(1)	55	Director

William C. Keiper(1)	49	Director

Stephen A McConnell(1)(2)	47	Director

Jock Patton(1)(2)	54	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

      James D. Armstrong has been a Director since co-founding our Company in 1985 and currently serves as Co-Chairman of the Board with Mr. Pakis. Mr. Armstrong has served as our Chief Executive Officer from July 1999 to present, as Co-Chief Executive Officer with Mr. Pakis from January 1999 to July 1999, and as Chief Executive Officer from 1985 to October 1997. Mr. Armstrong founded JDA Software Services, Ltd., a Canadian software development company, in 1978 and served as its President until 1987. Mr. Armstrong currently serves on the Board of Directors of InfoImage, Inc., a privately-held software and services provider based in Phoenix, Arizona. Mr. Armstrong attended Ryerson Polytechnic Institute in Toronto, Ontario.

      Kristen L. Magnuson has served as our Senior Vice President and Chief Financial Officer since September 1997. Prior to that, Ms. Magnuson served as Vice President of Finance and Planning for Michaels Stores, Inc., a $1.4 billion publicly-held arts and craft retailer from 1990 to 1997, as Senior Vice President and Controller of MeraBank FSB, an $8 billion financial institution, from 1987 to 1990, and various positions including Audit Principal in the audit department of Ernst & Young from 1978 to 1987. Ms. Magnuson is a Certified Public Accountant and received a Bachelor of Business Administration Degree in Accounting from the University of Washington.

      Hamish N. Brewer has served as our Senior Vice President, Sales and Enterprise Systems since January 2000. Mr. Brewer previously served as our Senior Vice President, Enterprise Systems during 1999, Senior Vice President, International during 1998, as Director of our European, Middle East and African operations from 1996 to 1997, and as a Marketing Representative from 1994 to 1996. Prior to that, Mr. Brewer served as a Retail Marketing Specialist with IBM from 1986 to 1994, and in various operational positions with a privately-held retail sales organization located in England. Mr. Brewer received a Bachelor of Science and a Bachelor of Commerce Degree from the University of Birmingham in England.

      Peter J. Charness has served as our Senior Vice President, Marketing and Chief Product Officer since March 1999. Mr. Charness previously served as our Vice President of Marketing and Strategy for the JDA Arthur Division from 1998 to 1999. Prior to that, Mr. Charness served as Vice President and General Manager of the Retail Division of Comshare, Inc, a publicly-held software company, from 1996 to 1998, as Vice President, Professional Services of Mitech Computer Systems, Inc., a publicly-held software company, from 1995 to 1996, and in various management positions including Vice President Logistics and Technology of Dylex Ltd., a publicly-held Canadian retail sales company, from 1984 to 1995. Mr. Charness’ education includes a CEGEP Diploma from McGill University in Montreal, Quebec, a Bachelor of Arts Degree from York University in Toronto, Ontario, and a Master of Business Administration Degree from the University of Western Ontario.

      Scott D. Hines has served as our Senior Vice President, Technology since February 1999. Mr. Hines previously served as our Vice President of In-store Systems from 1997 to 1998, as Director of Store Systems Product Development from 1996 to 1997, and as Associate Director of Store Systems Product Development from 1993 to 1996. Prior to that, Mr. Hines served as Director of MIS for US Hosiery Corporation, a publicly-held retail sales company, from 1991 to 1993, and as President of DataWorks, Inc., a privately-held software development company, from 1987 to 1991. Mr. Hines attended Carnegie Mellon University and received a Bachelor of Science Degree in Molecular Biology.

      Gregory L. Morrison has served as our Senior Vice President, Analytic Applications since February 1999. Mr. Morrison previously served as our Senior Vice President and Managing Director, JDA Arthur during 1998, as Vice President of Latin American Operations from 1996 to 1998, as Director of Latin American Operations from 1995 to 1996, and as Sales Manager, Latin America from 1994 to 1995. Prior to that, Mr. Morrison served as a Regional Manager with Retail Interact, a division of First Financial Management Corporation (now known as First Data Corporation), a publicly-held financial services provider, from 1992 to 1994, and various positions as a Certified Public Accountant in the audit department of KPMG Peat Marwick from 1974 to 1982. Mr. Morrison attended California State University — Northridge and received a Bachelor of Science Degree in Business Administration — Accounting.

      David J. Tidmarsh has served as our Senior Vice President, Client Services since January 1999. Prior to that, Mr. Tidmarsh served as Vice President of Business Development with HNC Retek, a business unit of HNC Software Inc., a publicly-held software solutions provider, from 1997 to 1998, as Chief Information Officer and Vice President of Logistics with Wilsons The Leather Experts, a retail sales company, from 1993 to 1997, as Chief Operating Officer of Page-Com, a publicly-held direct mail marketer of communication equipment, and as Vice President of Merchandise Planning, Allocation and Logistics with Pier One Imports, a specialty retail company, from 1987 to 1992. Mr. Tidmarsh attended Marquette University and received a Bachelor of Arts Degree in Philosophy.

      Frederick M. Pakis has been a Director since co-founding our Company in 1985 and currently serves as Co-Chairman of the Board with Mr. Armstrong. Mr. Pakis served as Co-Chief Executive Officer with Mr. Armstrong from January 1999 to July 1999, and as President from 1985 to October 1997. Mr. Pakis previously served as a Retail Consulting Manager with Touche Ross & Co. from 1981 to 1985, and as Director of Corporate Planning for the Sherwin Williams Company, a home improvement specialty store company from 1976 to 1981. Mr. Pakis has served on the Board of Directors of Advanced Food Systems, Inc., a privately-held food manufacturing and distribution company since October 1997. Mr. Pakis attended the United States Military Academy at West Point, received a Bachelor of Science Degree in Operations Research from Case Western Reserve University, and a Master of Business Administration Degree from the London School of Business, where he studied as a Sloan Fellow.

      J. Michael Gullard has been a Director since January 1999. Mr. Gullard has been the General Partner of Cornerstone Management, a venture capital firm specializing in software and data communications companies since 1984. Mr. Gullard has also served since 1996 as Chairman of Merant PLC (formerly Micro Focus Group Ltd.), a publicly-held corporation headquartered in England with extensive operations in the United States, that specializes in software application development tools, and since 1992, as Chairman of NetSolve, Incorporated, a publicly-held corporation which provides network management and security services for wide-area networks on an out-sourced basis. Mr. Gullard currently serves as a Director of two private companies and has formerly served as a Director of eight high tech companies. Mr. Gullard attended Stanford University and received a Bachelor of Arts Degree in Economics and a Masters Degree from the Graduate School of Business.

      William C. Keiper has been a Director since April 1998. Mr. Keiper has served as a Director and President of the Services and Publishing Group of Martin Wolf Associates, Incorporated, a mergers and acquisitions firm serving middle market IT services, consulting and e-commerce companies since August 1999, and is a principal in its related company Lillian Capital, a NASD securities firm. Mr. Keiper previously served as Managing Director of Software Equity Group, L.L.C., a software and Internet technology mergers, acquisitions and strategic consulting firm based in Phoenix, Arizona from 1997 to 1998. Mr. Keiper was an officer and member of the Board of Directors of Artisoft, Inc., a publicly-held software company that develops and markets computer telephony and communications software from 1993 to 1997, serving as Chief Executive Officer from 1993 to 1997, and as Chairman of the Board from 1995 to 1997. From 1986 to 1993, Mr. Keiper held variety of executive positions with MicroAge, Inc., a publicly held distributor and integrator of information technology products and services, including President and Chief Operating Officer. Mr. Keiper currently serves on the Board of Directors of Hypercom Corporation, a publicly-held company which provides point-of-sale card payment systems. Mr. Keiper has received a Bachelor of Science Degree in Business (finance major) from Eastern Illinois University; a law degree from Arizona State University; and a Masters Degree in International Management from the American Graduate School of International Management.

      Stephen A McConnell has been a Director since January 1999. Mr. McConnell formed and has served as President of Solano Ventures, a private capital investments company, since 1991. Mr. McConnell has also served as Chairman of G-L Industries, L.L.C., a Salt Lake City-based manufacturer of wood glu-lam beams used in the construction industry since 1998, and as Chairman of Mallco Lumber and Building Materials, Inc. from 1991 to 1997. Mr. McConnell previously served as a Director, President and Chief Executive Officer of N-W Group, Inc., a publicly-held real estate company, from 1985 to 1991. Mr. McConnell currently serves on the Board of Directors of three other publicly-held companies, including Vodavi Technology, Inc., Capital Title Group, Inc. and Mobile Mini, Inc., and four privately-held companies. Mr. McConnell attended Harvard University and received a Bachelor of Science Degree in Business Administration and a Master of Business Administration Degree.

      Jock Patton has been a Director since January 26, 1999. Mr. Patton is a private investor and has served as a Director and President of StockVal, Inc., an SEC registered investment advisor providing securities analysis software and proprietary data to mutual funds, major money managers and brokerage firms worldwide from 1992 to 1997. From 1972 to 1992, Mr. Patton was a Partner and Director in the law firm of Streich Lang where he founded and headed the Corporate/ Securities Practice Group. Mr. Patton currently serves on the Board of Directors of Hypercom Corporation, a publicly-held company which provides point-of-sale card payment systems, and is Trustee of 30 Pilgrim mutual funds with aggregate invested assets of over $8.0 billion. Mr. Patton is also a Director of several privately-held companies, including National Airlines, Inc., a Las Vegas-based start-up airline funded with over $50 million of venture equity. Mr. Patton has previously served on the Board of Directors of other publicly-held companies including Stuart Entertainment, Inc., Unison HealthCare Corporation, Artisoft, Inc., America West Airlines, Inc., Finalco Group, Inc., and Del E. Webb Corporation. Mr. Patton attended the University of California and received an A.B. Degree in Political Science and a law degree.

      Information with respect to delinquent filings pursuant to Item 405 of Regulation S-K is incorporated by reference to the Proxy Statement as set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.  Executive Compensation

      The information relating to executive compensation is incorporated by reference to the Proxy Statement under the captions “Executive Compensation,” “Summary Compensation Table,” “Employment and Change of Control Arrangements,” “Compensation of Directors,” “Option Grants in Last Fiscal Year,” “Aggregate Option Exercises During Fiscal 1999 and Year End Option Values,” “Report of The Compensation Committee on Executive Compensation,” and “Stock Performance Graph.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information relating to ownership of our equity securities by certain beneficial owners and management is incorporated by reference to the Proxy Statement as set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management,” and “Employment and Change in Control Arrangements.”

Item 13.  Certain Relationships and Related Transactions

      The information relating to certain relationships and related transactions is incorporated by reference to the Proxy Statement under the captions “Certain Transactions” and “Compensation Committee Interlocks and Insider Participation.”

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      a.  The following documents are filed as part of this Report:

           1.  Financial Statements

Independent Auditors’ Report

Consolidated Balance Sheets — December 31, 1999 and 1998

Consolidated Statements of Income — Three Years Ended December 31, 1999

Consolidated Statements of Stockholders’ Equity — Three Years Ended December 31, 1999

Consolidated Statements of Cash Flows — Three Years Ended December 31, 1999

Notes to Consolidated Financial Statements — Three Years Ended December 31, 1999

           2.  Exhibits

           See Exhibit Index.

      b.  Reports on Form 8-K.

•	We filed a Form 8-K dated February 24, 2000 with the Securities and Exchange Commission on March 1, 2000 to announce the signing of a definitive purchase agreement to acquire the assets of Intactix International, Inc. (“Intactix”), from Pricer AB of Sweden for $20.5 million in cash, and the assumption of certain trade and other liabilities and specific acquisition related liabilities for consulting and development commitments under assumed contracts. Intactix is a leading provider of space management solutions for the retail industry and consumer product goods manufacturers. The Intactix products provide planogramming tools that allow users to build, analyze and distribute graphical diagrams for space management, store layout planning and shelf assortment analysis. Intactix’s current space management solutions include Pro/ Space, a next generation planogramming application; InterCept, a Windows-based space management application; AutoPilot, a space management automation tool; InterRange, an assortment analysis and production tool; and Pro/ Floor, a top-down retail floor planning tool. The acquisition will be accounted for as a purchase, and accordingly, the operating results of Intactix will be included in our consolidated financial statements from the date of closing. The acquisition is subject to the approval of certain governmental regulatory agencies and other standard conditions, and is expected to close in early April 2000.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

JDA Software Group, Inc.
Phoenix, Arizona

      We have audited the accompanying consolidated balance sheets of JDA Software Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of JDA Software Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Phoenix, Arizona

January 25, 2000 (Except for Note 3, as to which the date is February 24, 2000)

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	1999	1998

	(in thousands, except
	share amounts)

ASSETS

Current Assets:

Cash and cash equivalents	$58,283	$42,376

Marketable securities	30,423	36,316

Accounts receivable, net	32,302	40,570

Income tax receivable	2,201	—

Deferred tax asset	2,345	2,121

Prepaid expenses and other current assets	5,114	5,003

Total current assets	130,668	126,386

Property and Equipment, net	23,987	23,890

Goodwill and Other Intangibles, net	31,635	36,039

Deferred Tax Asset	5,933	6,549

Marketable Securities	4,822	6,697

Total assets	$197,045	$199,561

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$2,669	$4,834

Accrued expenses and other liabilities	11,929	16,336

Deferred revenue	7,584	6,894

Total current liabilities	22,182	28,064
Commitments and Contingencies (Notes 12 and 13)

Stockholders’ Equity:

Preferred stock, $.01 par value. Authorized 2,000,000 shares; None issued or Outstanding	—	—

Common stock, $.01 par value. Authorized, 50,000,000 shares; Issued and outstanding, 23,954,537 and 23,419,808 shares, respectively	240	234

Additional paid-in capital	176,101	172,417

Retained earnings (deficit)	(93)	(430)

Accumulated other comprehensive income (loss)	(1,385)	(724)

Total stockholders’ equity	174,863	171,497

Total liabilities and stockholders’ equity	$197,045	$199,561

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	1999	1998	1997

	(in thousands, except per share data)

Revenues:

Software licenses	$36,798	$43,342	$42,041

Consulting, maintenance and other services	105,865	95,121	49,730

Total revenues	142,663	138,463	91,771

Costs and Expenses:

Cost of software licenses	1,955	2,011	1,145

Cost of consulting, maintenance and other services	70,607	65,137	37,727

Product development	25,000	22,171	11,364

Sales and marketing	24,639	21,282	12,633

General and administrative	17,195	16,215	9,255

Amortization of intangibles	4,409	2,338	277

Purchased in-process research and development	—	17,000	—

Restructuring and asset disposition charge	2,111	—	—

Total costs and expenses	145,916	146,154	72,401

Income (Loss) From Operations	(3,253)	(7,691)	19,370

Other income, net	3,814	3,276	1,407

Income (Loss) Before Income Taxes	561	(4,415)	20,777

Income tax provision (benefit)	224	(1,947)	8,311

Net Income (Loss)	$337	$(2,468)	$12,466

Basic Earnings (Loss) Per Share	$.01	$(.11)	$.64

Diluted Earnings (Loss) Per Share	$.01	$(.11)	$.63

Shares Used to Compute:

Basic earnings (loss) per share	23,758	22,194	19,617

Diluted earnings (loss) per share	23,758	22,194	19,664

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional	Retained	Other
			Paid-In	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total

	(in thousands, except share amounts)

Balance, January 1, 1997	19,409,604	$195	$58,442	$(10,414)	$438	$48,661

Issuance of common stock:

Stock options exercised	84,522	1	1,579			1,580

Employee stock purchase plan	194,491	1	1,585			1,586

Tax benefit — stock compensation			4,859			4,859

Other			(499)			(499)

Comprehensive income (loss):

Net income				12,466		12,466

Foreign translation adjustment					(743)	(743)

Comprehensive income (loss)						11,723

Balance, December 31, 1997	19,688,617	197	65,966	2,052	(305)	67,910

Issuance of common stock:

Secondary stock offering	3,450,000	35	99,606			99,641

Stock options exercised	233,656	2	4,186			4,188

Employee stock purchase plan	47,535		434			434

Tax benefit — stock compensation			2,225			2,225

Other				(14)		(14)

Comprehensive income (loss):

Net loss				(2,468)		(2,468)

Foreign translation adjustment					(419)	(419)

Comprehensive income (loss)						(2,887)

Balance, December 31, 1998	23,419,808	234	172,417	(430)	(724)	171,497

Issuance of common stock:

Stock options exercised	84,729	1	827			828

Employee stock purchase plan	450,000	5	2,721			2,726

Tax benefit — stock compensation			136			136

Comprehensive income (loss):

Net income				337		337

Unrealized gain (loss) on marketable securities available-for-sale, net					(104)	(104)

Foreign translation adjustment					(557)	(557)

Comprehensive income (loss)						(324)

Balance, December 31, 1999	23,954,537	$240	$176,101	$(93)	$(1,385)	$174,863

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	1999	1998	1997

	(in thousands)

Operating Activities:

Net income (loss)	$337	$(2,468)	$12,466

Adjustments to reconcile net income to net cash provided by Operating activities:

Depreciation and amortization	12,082	8,087	2,908

Provision for doubtful accounts	3,110	2,645	1,980

Net loss on disposal of property and equipment	253	—	—

Write-off of purchased in-process research and development	—	17,000	—

Deferred income taxes	392	(7,702)	(453)

Changes in assets and liabilities:

Accounts receivable	5,158	(10,771)	(17,316)

Income tax receivable	(2,201)	—	—

Prepaid expenses and other current assets	(111)	(2,532)	(1,752)

Goodwill and other intangibles	—	(800)	—

Accounts payable	(2,165)	1,758	1,134

Accrued expenses and other liabilities	(4,334)	1,181	1,752

Income taxes payable	—	(668)	29

Deferred revenue	690	3,836	1,311

Net cash provided by operating activities	13,211	9,566	2,059

Investing Activities:

Purchase of marketable securities	(288,842)	(399,838)	—

Sales of marketable securities	42,499	28,809	—

Maturities of marketable securities	254,007	328,016	—

Purchase of property and equipment	(10,651)	(13,480)	(10,843)

Proceeds from disposal of property and equipment	2,623	—	—

Purchase of Arthur Retail Business Unit	—	(44,000)	—

Purchase of LIOCS Corporation, net of cash acquired	—	—	(1,588)

Net cash used in investing activities	(364)	(100,493)	(12,431)

Financing Activities:

Issuance of common stock — secondary offerings	—	99,641	—

Issuance of common stock — stock option plans	828	4,188	1,580

Issuance of common stock — employee stock purchase plan	2,726	434	1,586

Tax benefit — stock compensation	136	2,225	4,859

Payments on capital lease obligations	(73)	(56)	(93)

Other	—	(14)	(499)

Net cash provided by financing activities	3,617	106,418	7,433

Effect of exchange rates on cash and cash equivalents	(557)	(419)	(743)

Net increase (decrease) in cash and cash equivalents	15,907	15,072	(3,682)

Cash and Cash Equivalents, Beginning of Year	42,376	27,304	30,986

Cash and Cash Equivalents, End of Year	$58,283	$42,376	$27,304

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	1999	1998	1997

	(in thousands)

Supplemental Disclosures of Cash Flow Information:

Cash paid for:

Interest	$24	$20	$13

Income taxes	$1,412	$4,932	$2,762

Supplemental Disclosures of Noncash Investing Activities:

Acquisition of the Arthur Retail Business Unit:

In-process research and development		$(17,000)

Developed software and other intangibles		(7,700)

Goodwill		(26,154)

Liabilities assumed		6,854

Net cash used to purchase the Arthur Retail Business Unit		$(44,000)

Acquisition of LIOCS Corporation:

Fair value of assets acquired, other than cash			$(622)

Goodwill			(2,022)

Liabilities assumed			366

Notes payable			690

Net cash used to purchase LIOCS Corporation			$(1,588)

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Years Ended December 31, 1999
(in thousands, except percentages, shares, per share amounts or as otherwise stated)

1.  Summary of Significant Accounting Policies

      Nature of Business. We are a leading provider of software solutions designed specifically to address the supply chain management, business process, analytical application and e-commerce requirements of the retail industry. We have developed and marketed our software solutions for over 15 years, principally for operation on the IBM AS/400 platform, and more recently, for multiple open/client server environments including Windows NT and UNIX. We classify our software products into three primary categories: Enterprise Systems for merchandising, warehouse management and logistic applications, In-store Systems for point of sale and back office applications, and Analytic Applications for merchandise planning and allocation, and decision support. Our corporate offices are located in Scottsdale, Arizona. In addition, we have offices in major cities throughout the United States and internationally in London, Paris, Calgary, Toronto, Montreal, Singapore, Melbourne, Sidney, Tokyo, Santiago, Rio de Janeiro, and Mexico City.

      Principles of Consolidation and Basis of Presentation. The consolidated financial statements include the accounts of JDA Software Group, Inc. and our subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements are stated in U.S. dollars and are prepared under U.S. generally accepted accounting principles. Certain reclassifications have been made to the prior year financial statements to conform to the 1999 presentation.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

      Revenue Recognition. We license our software products under nonexclusive, nontransferable license agreements. In addition, we provide professional services through our consulting, customer support and training organizations including project management, system planning, design and implementation, custom modifications, training and support services. License fee revenue is generally recognized when a license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. Consulting services are generally billed on an hourly basis and revenue recognized as the work is performed. Maintenance revenue from ongoing customer support are billed on a monthly basis and recorded as revenue in the applicable month or on an annual basis with the revenue being deferred and recognized ratably over the maintenance period.

      Cash and Cash Equivalents and Marketable Securities. Cash and cash equivalents consist of cash held in bank demand deposits and highly liquid investments with remaining maturities of three months or less at the date of purchase. Marketable securities include instruments of the U.S. Government and its agencies, states, municipalities, commercial paper and corporate bonds. Management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. We classified all marketable securities as held-to-maturity at December 31, 1998. During 1999, we sold certain of these investments prior to their maturity date due to a change in portfolio managers. We have appropriately changed the classification of all marketable securities to available-for-sale at December 31, 1999. Available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are determined using the specific identification method.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the following estimated useful lives: computers, furniture, and fixtures — two to seven years; buildings — twenty-five years; automobiles — three years; leasehold improvements — the shorter of the lease term or the estimated useful life of the asset.

      We adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use effective January 1, 1998. We are currently implementing an enterprise-wide time and billing system. This project is in the application development stage as defined in SOP 98-1. Accordingly, the external direct costs of materials and services, and the payroll-related costs of employees’ time devoted to the project have been capitalized. Capitalized costs of the project will be amortized over five years beginning when the system is placed in service. Training costs and costs to reengineer business processes are expensed as incurred.

      Goodwill and Other Intangibles. Goodwill represents the excess of the purchase price over the net assets acquired in business combinations and is being amortized on a straight-line basis over 10 years. Other intangibles consist primarily of developed software and customer lists purchased from third parties that are being amortized on a straight-line basis over estimated useful lives ranging from three to 11 years. We capitalize software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. We review goodwill and other intangibles for possible impairment of value whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.

      Product Development. The costs to develop new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. We consider technological feasibility to have occurred when all planning, designing, coding and testing have been completed according to design specifications. Once technological feasibility is established, any additional costs would be capitalized. We believe our current process for developing software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

      Income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

      Earnings per Share. Basic earnings per share is computed using only weighted average common shares outstanding. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the reporting periods. (See Note 17)

      Foreign Currency Translation. The financial statements of our international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and at an average exchange rate for the revenues and expenses reported in each fiscal period. We have determined that the functional currency of each foreign subsidiary is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. We have not engaged in foreign currency hedging transactions.

      Stock-Based Compensation. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and provide pro forma disclosure of net income (loss) and net income (loss) per common share for employee stock option grants made as if the fair-value method defined in SFAS No. 123 had been applied. (See Note 14)

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      New Accounting Standards. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 will require companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being charged against earnings in each period. We have not completed the process of evaluating the impact that will result from the adoption of SFAS No. 133; however, on a preliminary basis, management does not believe that eventual adoption will have a significant impact on our financial statements.

2.  Acquisitions

      Arthur Retail Business Unit. We acquired the Arthur Retail Business Unit (“Arthur Retail”) from Comshare, Incorporated in June 1998 for $44.0 million in cash and assumed liabilities of $6.9 million, including specific acquisition related liabilities for consulting and development commitments with existing customers that we assumed and the professional fees and other costs incurred in connection with the transaction. Arthur Retail is a leading provider of strategic merchandise management software applications that provide retailers with integrated tools for merchandise planning; product, store allocation and store assortment decision making; and enterprise-wide decision support. The acquisition was accounted for as a purchase, and accordingly, the operating results of Arthur Retail have been included in our consolidated financial statements from the date of acquisition. The purchase price was allocated to certain intangible assets and in-process research and development (“IPR&D”) based on their fair market values. The excess of the purchase price over the fair market value of the assets acquired has been recorded as goodwill. IPR&D includes the value of products in the development stage for which technological feasibility had not been established and which we believe have no alternative future use. In accordance with applicable accounting rules and the valuation guidance issued by the Securities and Exchange Commission (“SEC”), we expensed $17.0 million of purchased IPR&D during the second quarter of 1998 and recorded a related tax benefit of $6.9 million. The following unaudited pro forma consolidated results of operations for the years ended December 31, 1998 and 1997 assume the Arthur Retail acquisition occurred as of January 1 of each year. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

	1998	1997

Total revenues	$146,693	$111,369

Net income	$4,107	$8,409

Basic and diluted earnings per share	$0.19	$0.43

      LIOCS Corporation. We acquired all of the outstanding common stock of LIOCS Corporation (“LIOCS”) in April 1997 for $2.3 million. LIOCS is a leading provider of advanced distribution and warehouse management solutions. The acquisition was accounted for as a purchase, and, accordingly, the operating results of LIOCS have been included in our consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair value of the assets acquired has been recorded as goodwill. Pro forma operating results for 1997 have not been presented as the effect of the acquisition is not material.

3.  Subsequent Event

      Intactix International, Inc. On February 24, 2000 we announced the signing of a definitive purchase agreement to acquire the assets of Intactix International, Inc. (“Intactix”), from Pricer AB of Sweden for

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

$20.5 million in cash, and the assume certain trade and other liabilities and specific acquisition related liabilities for consulting and development commitments under assumed contracts. Intactix is a leading provider of space management solutions for the retail industry and consumer product goods manufacturers. The Intactix products provide planogramming tools that allow users to build, analyze and distribute graphical diagrams for space management, store layout planning and shelf assortment. The acquisition will be accounted for as a purchase, and accordingly, the operating results of Intactix will be included in our consolidated financial statements from the date of closing. The acquisition is subject to the approval of certain governmental regulatory agencies and other standard conditions, and is expected to close in early April 2000.

4.  Marketable Securities

      We have classified all marketable securities as available-for-sale at December 31, 1999. During 1998 marketable securities were classified as held-to-maturity. We changed the classification of our investments in accordance with Statement of Financial Accounting Standards No 115, Accounting for Certain Investments in Debt and Equity Securities, as certain of the investments held at December 31, 1998 were sold during 1999 prior to their maturity date due to a change in portfolio managers. The amortized cost, gross unrealized gains and losses and fair value of marketable securities at December 31, 1999 and 1998 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

1999

U.S. Government agencies	$23,412	$—	$88	$23,324

States and municipalities	2,591	—	50	2,541

Corporate	9,415	—	35	9,380

Marketable securities	$35,418	$—	$173	$35,245

1998

U.S. Treasury	$1,025	$—	$—	$1,025

U.S. Government agencies	25,107	11	3	25,115

States and municipalities	4,603	2	5	4,600

Corporate	12,278	10	—	12,288

Marketable Securities	$43,013	$23	$8	$43,028

      The contractual maturities of marketable securities at December 31, 1999 are as follows. Expected maturities could differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Maturities in:

One year or less	$30,528	$—	$105	$30,423

One to five years	4,890	—	68	4,822

	$35,418	$—	$173	$35,245

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

5.  Accounts Receivable, Net

      Accounts receivable consist of the following:

	1999	1998

Trade receivables	$35,937	$44,535

Less allowance for doubtful accounts	(3,635)	(3,965)

Total	$32,302	$40,570

      A summary of changes in the allowance for doubtful accounts for the three-year period ended December 31, 1999 is as follows:

	1999	1998	1997

Balance at beginning of period	$3,965	$2,321	$1,124

Provision for doubtful accounts	3,110	2,645	1,980

Deductions, net	(3,440)	(1,001)	(783)

Balance at end of period	$3,635	$3,965	$2,321

6.  Property and Equipment, Net

      Property and equipment consist of the following:

	1999	1998

Computers, furniture & fixtures	$30,120	$23,126

Land and buildings	3,071	3,153

Automobiles	3,574	5,518

Leasehold improvements	2,904	2,809

	39,669	34,606

Less accumulated depreciation and amortization	(15,682)	(10,716)

	$23,987	$23,890

7.  Goodwill and Other Intangibles, Net

      Goodwill and other intangibles consist of the following:

	1999	1998

Goodwill	$30,144	$30,144

Developed software and other intangibles	8,514	8,500

	38,658	38,644

Less accumulated amortization	(7,023)	(2,605)

	$31,635	$36,039

      We acquired Arthur Retail in June 1998. (See Note 2) In connection with that transaction, we recorded $26.2 million of goodwill and $7.7 million of developed software technology and other intangibles consisting primarily of customer lists.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

8.  Line of Credit

      We maintain a $5.0 million revolving line of credit with a commercial bank. The line of credit is collateralized by property and equipment, receivables, and intangibles; accrues interest at the bank’s reference rate (which approximates prime) less .25 percentage points; and requires that we maintain certain current ratios and tangible net worth. The line of credit matures on July 1, 2000. There were no amounts outstanding on the line of credit at December 31, 1999 or 1998.

9.  Accrued Expenses and Other Liabilities

      Accrued expenses and other liabilities consist of the following:

	1999	1998

Accrued compensation and benefits	$7,941	$5,682

Sales, value added and property taxes	963	1,902

Acquisition related liabilities	82	3,212

Other accrued expenses	2,943	5,540

Total	$11,929	$16,336

10.  Restructuring and Asset Disposition Charge

      We recorded a $2.1 million restructuring and asset disposition charge during the first quarter of 1999. The restructuring initiatives involved a workforce reduction of over 50 full-time employees in the United States and Europe ($1.4 million), the closure of three unprofitable locations in Germany, France and South Africa ($226,000), the disposal of property and equipment related to the closure of these locations and the consolidation of our corporate operations into one facility ($507,000), and the release of over 80 subcontractors worldwide. All workforce reductions included in the restructuring charge were made on or before March 31, 1999. As of December 31, 1999, we had utilized substantially all of the reserves.

11.  Deferred Revenue

      Deferred revenue consists of deferrals for license fees, maintenance, consulting and other services as follows:

	1999	1998

Software	$498	$892

Maintenance	5,514	5,019

Consulting	1,184	949

Training	388	34

	$7,584	$6,894

12.  Lease Commitments

      We lease office space and various equipment under noncancellable operating leases that expire at various dates through the year 2009. Certain of the leases contain renewal options. We entered into a ten-year lease in April 1998 for a new corporate office facility in Scottsdale, Arizona. The lease, which covers approximately 121,000 square feet of a 136,000 square foot facility, commenced in April 1999 at an initial monthly rate of approximately $135,000. We have a right of offer on the remaining space. Concurrent with the execution of the lease, we were also granted an option to purchase approximately five acres of real property contiguous to

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

the office facility. This option may be exercised at pre-determined prices on or before August 2001 provided we maintain certain minimum occupancy levels in the office facility.

      Rental expense under operating leases was $4.9 million in 1999, $4.4 million in 1998, and $1.6 million in 1997. The rental expense figures for 1999, 1998 and 1997 include $19,688, $68,000 and $68,000, respectively in payments to related parties for office space. Future minimum lease payments under noncancellable operating leases (with minimum or remaining lease terms in excess of one year) at December 31, 1999 are as follows:

2000	$4,176

2001	3,182

2002	2,845

2003	2,308

2004	1,786

Thereafter	9,038

Total minimum lease payments	$23,335

13.  Legal Proceedings

      Bernat v. JDA Software Group, Inc., et al., Dist. of Arizona No. CIV’99-0065 PHX RGS and related cases.

      On January 13, 1999, Rod Bernat, a shareholder of JDA Software Group, Inc., filed a securities class action lawsuit against the Company, our Co-Chief Executive Officers, Frederick M. Pakis and James D. Armstrong, our former Senior Vice President of Research and Development, Kenneth Desmarchais, and our former Chief Executive Officer, Brent W. Lippman, in U.S. District Court for the District of Arizona. The complaint filed in the lawsuit alleges that during the alleged class period, January 29, 1998 through January 5, 1999, we misrepresented our business, financial statements and business prospects to investors. The complaint further alleges that certain of our officers sold significant quantities of our common stock during the class period while the market price of the common stock was artificially inflated by the alleged misrepresentations. The plaintiffs seek designation of the action as a class action and damages for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission (“SEC”). Following the filing of the Bernat action, lawsuits were filed by Norman Wiss, Theodore J. Bloukos, Gwen Werboski, Elmer S. Martin, Linda May, Ivan Sommer, David Hesrick and Michael J. Corn all purporting to act on behalf of the same class of shareholders for the same class period, making substantially similar allegations. These actions were consolidated into one action by an order of the U.S. District Court. Pursuant to the Court’s order, plaintiffs filed a Consolidated and Amended Class Action Complaint which supercedes their prior complaints. The Consolidated and Amended Class Action Complaint alleges a new class period of December 1, 1997 through July 30, 1998, and omits allegations that we misrepresented our financial statements. Plaintiffs also filed a new Class Action Complaint that attempts to allege claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 on behalf of all purchasers of our common stock issued pursuant to its secondary public offering on May 5, 1998. We have filed motions to dismiss the Consolidated and Amended Class Action Complaint and the Class Action Complaint and a motion to strike the Class Action Complaint. These motions are fully briefed and under submission with the U.S. District Court. We anticipate that the Court will set the motions for hearing but it has not done so as of this time. Management believes that the actions are without merit and intends to defend them vigorously.

      We are also involved in other legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not believe that the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

14.  Stockholders’ Equity

      Secondary Public Offering. We completed a secondary public offering for 3,450,000 shares of common stock in May 1998 for $99.6 million, net of issuance costs of $668,000. We have and will continue to use the net proceeds from this offering for general corporate purposes including product development, working capital and potential acquisitions. In June 1998, the Company used $44.0 million of the proceeds to acquire the Arthur Retail Business Unit (See Note 2). On February 24, 2000 we signed a definitive purchase agreement to acquire the assets of Intactix for $20.5 million in cash. (See Note 3).

      Stock Split. In June 1998, our Board of Directors declared a three-for-two split of our common stock, effected by a distribution on or about July 17, 1998, of three shares for every two shares held of record at the close of business on June 26, 1998. The stock split resulted in the issuance of 7,775,036 additional shares of common stock and an amount equal to the par value of the additional shares plus cash paid in lieu of fractional shares was transferred from retained earnings to effect the split. All references in the consolidated financial statements to historical shares, weighted average number of shares, per share amounts and stock plan data have been retroactively adjusted to reflect the split.

      Preferred Stock Purchase Rights Plan. We adopted a Preferred Stock Purchase Rights Plan (the “Rights Plan”) on October 2, 1998 designed to deter coercive or unfair takeover tactics and to prevent a person or a group from gaining control of our Company without offering a fair price to all stockholders.

      Under the terms of the Rights Plan, a dividend distribution of one Preferred Stock Purchase Right (“Right”) for each outstanding share of the Company’s common stock was made to holders of record on October 20, 1998. These Rights entitle the holder to purchase one one-hundredth of a share of our Series A Preferred Stock (“Preferred Stock”) at an exercise price of $100. The Rights become exercisable (a) 10 days after a public announcement that a person or group has acquired shares representing 15% or more of the outstanding shares of common stock, or (b) 10 business days following commencement of a tender or exchange offer for 15% or more of such outstanding shares of common stock.

      We can redeem the Rights for $0.001 per Right at any time prior to their becoming exercisable. The Rights expire on October 1, 2008, unless we redeem them earlier or they are exchanged for common stock. Under certain circumstances, if a person or group acquires 15% or more of our common stock, the Rights permit stockholders other than the acquiror to purchase common stock having a market value of twice the exercise price of the Rights, in lieu of the Preferred Stock. In addition, in the event of certain business combinations, the Rights permit stockholders to purchase the common stock of an acquiror at a 50% discount. Rights held by the acquiror will become null and void in both cases.

      Stock Option Plans. We maintain various stock option plans for employees, consultants and non-employee directors as follows:

      We adopted a stock option plan in 1995 (the “1995 Option Plan”) that provides for the issuance of up to 2,025,000 shares of common stock to employees under incentive and nonstatutory stock option grants. Incentive and nonstatutory stock options may be granted at a price not less than the fair market value of the common stock at the date of grant. The options generally become exercisable over periods ranging from 18 to 48 months, commencing at the date of grant, and expire in ten years. The 1995 Option Plan terminates in March 2005. At December 31, 1999, there were 61,008 options outstanding and 169,883 options available for grant under the 1995 Option Plan.

      Certain stockholders of our predecessor companies entered into a stock redemption agreement with us under which they have agreed that upon (1) the exercise of the first 1,275,000 options granted to employees under the 1995 Option Plan, they would sell an equivalent number of their common shares to us at the exercise price specified on the options; and (2) upon the exercise of the next 750,000 options granted under the 1995 Option Plan, they would sell an equivalent number of their common shares to us at $.01 per share. As

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

a result, options exercised under the 1995 Option Plan will not increase the number of outstanding shares of our common stock.

      We adopted a stock option plan in 1996 (the “1996 Option Plan”) that initially provided for the issuance of up to 1,875,000 shares of common stock to employees, consultants and directors under incentive and nonstatutory stock option grants. In June 1998, our stockholders approved an increase in the number of common shares authorized for issuance under the 1996 Option Plan from 1,875,000 to 4,500,000. Incentive stock options may be granted at a price not less than the fair market value of the common stock at the date of grant. Nonstatutory stock options may be granted at a price not less than eighty-five percent (85%) of the fair market value of the common stock at the date of grant. The options generally become exercisable over a three or four-year period, commencing at the date of grant, and expire in ten years. The 1996 Option Plan has no scheduled termination date. At December 31, 1999, there were 3,446,605 options outstanding and 815,954 options available for grant under the 1996 Option Plan.

      We adopted an outside director stock option plan in 1996 that provides for the issuance of up to 225,000 shares of common stock to eligible participants under nonstatutory stock option grants (the “Directors Plan”). Under the Directors Plan, outside directors receive a one-time grant to purchase shares upon appointment to the Board of Directors, and an annual grant for each year of service thereafter. The nonstatutory stock options may be granted at a price not less than the fair market value of the common stock at the date of grant. The options generally become exercisable over a three-year period commencing at the date of grant, and expire in ten years. The Directors Plan has no scheduled termination date. At December 31, 1999, there were 81,000 options outstanding and 144,000 options available for grant under the Directors Plan.

      We adopted a stock option plan in 1998 (the “1998 Option Plan”) that provides for the issuance of up to 187,500 shares of common stock to employees under nonstatutory stock option grants. The nonstatutory stock options may be granted at a price not less than the fair market value of the common stock at the date of grant. All options granted through 1999 under the 1998 Option Plan are fully vested and immediately exercisable, and expire in ten years. The 1998 Option Plan has no scheduled termination date. At December 31, 1999, there were 56,420 options outstanding and 10,521 options available for grant under the 1998 Option Plan.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The following summarizes the combined stock option activity during the three-year period ended December 31, 1999:

		Options Outstanding

	Options available		Exercise price
	for grant	Shares	per share

Balance, January 1, 1997.	1,717,500	1,442,287	$2.33 to $13.17

Granted	(1,107,675)	1,107,675	$11.83 to $22.50

Cancelled	152,257	(152,257)	$2.83 to $18.00

Exercised	—	(704,287)	$2.33 to $13.17

Balance, December 31, 1997.	762,082	1,693,418	$2.83 to $22.50

Increase in reserved shares	2,812,500	—	—

Granted	(2,416,297)	2,416,297	$8.81 to $37.25

Cancelled	1,171,715	(1,171,715)	$3.50 to $32.25

Exercised	—	(398,791)	$2.33 to $19.54

Balance, December 31, 1998.	2,330,000	2,539,209	$2.33 to $37.25

Granted	(2,303,444)	2,303,444	$6.44 to $15.31

Cancelled	1,113,802	(1,113,802)	$2.33 to $29.63

Exercised	—	(83,818)	$2.33 to $14.58

Balance, December 31, 1999.	1,140,358	3,645,033	$2.33 to $37.25

      The grant and cancellation activity for the year ended December 31, 1998 includes 986,519 of previously issued options at prices ranging from $10.25 to $32.25 that were cancelled and re-issued at $8.88 in connection with our repricing of certain outstanding options for all participants, excluding directors and executive officers, on December 15, 1998.

      The following summarizes certain weighted average information on options outstanding at December 31, 1999:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (years)	Price	Exercisable	Price

$2.33 to $2.83.	61,008	5.51	$2.59	61,008	$2.59

$6.44 to $7.88.	711,644	9.16	$6.63	183,332	$6.44

$8.00 to $8.94.	1,881,334	9.22	$8.58	265,951	$8.86

$9.00 to $9.69.	248,750	9.78	$9.05	3,088	$9.50

$10.00 to $14.00.	292,503	8.56	$10.86	198,768	$10.47

$14.58 to $19.54.	167,119	7.45	$16.25	100,124	$15.92

$20.58 to $21.33.	135,000	7.79	$21.08	85,308	$21.11

$26.96 to $37.25.	147,675	8.49	$28.27	56,067	$28.87

	3,645,033			953,646

      The following pro forma information presents net income and basic and diluted earnings per share as if compensation expense had been recognized for stock options granted in the three-year period ended December 31, 1999, as determined under the fair value method used in the Black-Scholes options pricing

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

model, and to include the effect of shares issued under the employee stock purchase plan. The weighted average Black-Scholes value per option granted in 1999, 1998 and 1997 was $4.43, $11.27 and $17.29, respectively.

	1999	1998	1997

Net income (loss) as reported	$337	$(2,468)	$12,466

Pro forma net income (loss)	$(6,359)	$(17,185)	$3,241

Basic earnings (loss) per share — as reported	$.01	$(.11)	$.64

Diluted earnings (loss) per share — as reported	$.01	$(.11)	$.63

Basic earnings (loss) per share — pro forma	$(.27)	$(.77)	$.17

Diluted earnings (loss) per share — pro forma	$(.27)	$(.77)	$.16

Assumptions:

Expected dividend yield	0%	0%	0%

Expected stock price volatility	85%	107%	95%

Risk-free interest rate	5.95%	5.25%	5.25%

Expected life of option	2.87 years	3.14 years	3.47 years

      No expense has been recognized for stock-based compensation in the three years ended December 31, 1999 as the underlying stock options were granted at current market price.

      Employee Stock Purchase Plans. Our 1996 Employee Stock Purchase Plan (“1996 Purchase Plan”), which was terminated in 1998, provided for the purchase of up to 300,000 shares of common stock during a 24-month offering period beginning August 9, 1996. Under the 1996 Purchase Plan, eligible employees were able to purchase common stock semi-annually at 85% of the lesser of (1) the fair market value on the first day of the 24-month offering period or (2) the fair market value on the last day of each semi-annual purchase period. During 1998, 47,535 shares were purchased at prices ranging from $7.37 to $19.76, and during 1997, 194,268 shares were purchased at prices ranging from $7.37 to $17.

      Our 1998 Employee Stock Purchase Plan (“1998 Purchase Plan”), which was terminated in 1999, provided for the purchase of up to 450,000 shares of common stock during a 24-month offering period beginning June 15, 1998. Under the 1998 Purchase Plan, eligible employees were able to purchase common stock semi-annually at 85% of the lesser of (1) the fair market value on the first day of the 24-month offering period, or (2) the fair market value on the last day of each semi-annual purchase period. All 450,000 shares available under the 1998 Purchase Plan were purchased during 1999 at $6.06 per share.

      Our 1999 Employee Stock Purchase Plan (“1999 Purchase Plan”) provides for an initial reserve of 750,000 shares of common stock, which amount will be increased on August 1st of each year by an amount equal to the lesser of 750,000 shares or an amount determined by the Board of Directors. All other terms with respect to offering periods, eligibility and purchase price are similar to the 1998 Purchase Plan. No shares were purchased under the 1999 Purchase Plan during 1999.

      During 1999, 1998 and 1997, certain employees exercised options or sold stock acquired under the stock purchase plans, in disqualifying dispositions that resulted in deductions for income tax purposes. Our tax liability for 1999, 1998 and 1997 was reduced by $136,000, $2.2 million, and $4.9 million, respectively, to give effect to these dispositions with an offsetting credit to additional paid-in capital.

15.  Employee Benefit Plans.

      We have adopted a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all eligible employees (“401(k) Plan”). Eligible participants may contribute up to $10,000 or 20% of their total compensation, whichever is lower. We provide matching contributions to the 401(k) Plan in

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

amounts determined by the Board of Directors. Participants will be immediately vested in their personal contributions and over a five year graded schedule for amounts we contribute. We made matching contributions to the 401(k) Plan of $299,000, $302,000, and $137,000 in 1999, 1998 and 1997, respectively.

16.  Income Taxes

      The income tax provision (benefit) includes income taxes currently payable and those deferred due to temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The components of the income tax provision (benefit) included in the Consolidated Statements of Income are as follows:

	1999	1998	1997

Current:

Federal	$(444)	$4,087	$5,185

State	(78)	346	1,539

Foreign	837	1,322	2,040

Total current	315	5,755	8,764

Deferred:

Federal	(77)	(7,086)	(378)

State	(14)	(616)	(75)

Foreign	—	—	—

Total deferred	(91)	(7,702)	(453)

Total provision (benefit)	$224	$(1,947)	$8,311

      Income tax provision (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

	1999	1998	1997

Federal statutory rate	$190	$(1,501)	$7,272

Research and development credit	(176)	(620)	—

Permanent differences	224	149	54

State income taxes	49	(245)	990

Foreign rate in excess of US statutory rate	25	266	—

Change in tax rates	—	(108)	—

Other	(88)	112	(5)

Total	$224	$(1,947)	$8,311

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The income tax effects of temporary differences that give rise to the Company’s deferred income tax assets and liabilities are as follows:

	1999		1998

	Current	Non-Current	Current	Non-Current

Deferred tax asset:

Non-deductible accruals and reserves	$2,043	$—	$1,780	$—

Deferred revenue	233	—	312	—

Depreciation	—	131	—	—

Carryovers	—	150	—	203

Goodwill	—	5,682	—	6,375

Other	69	—	29	—

Total	2,345	5,963	2,121	6,578

Deferred tax liability:

Tax over book depreciation	—	—	—	(17)

Other	—	(30)	—	(12)

Total	$2,345	$5,933	$2,121	$6,549

17.  Earnings Per Share

      Earnings per share is calculated as follows:

	1999	1998	1997

Net income (loss)	$337	$(2,468)	$12,466

Shares — Basic earnings per share	23,758	22,194	19,617

Dilutive effect of common stock equivalents	—	—	47

Shares — Diluted earnings per share	23,758	22,194	19,664

Basic earnings per share	$.01	$(.11)	$.64

Diluted earnings per share	$.01	$(.11)	$.63

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

18.  Business Segments, Geographic Data and Major Customers

      We are a leading provider of software solutions designed specifically to address the supply chain management, business process, analytical application and e-commerce requirements of the retail industry. Our products link point-of-sale level information with the centralized merchandising, planning and financial functions that ultimately affect decisions with suppliers and vendors. We conduct business in five geographic regions that have separate management teams and reporting infrastructures: the United States, EMEA (Europe, Middle East and Africa), Asia/ Pacific, Canada and Latin America. Similar products and services are offered in each geographic region and local management is evaluated primarily based on total revenues and operating income. Identifiable assets are also managed by geographical region. The accounting policies of each region are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. The geographic distribution of our revenues and identifiable assets for the three-year period ended December 31, 1999 is as follows:

	1999	1998	1997

Revenues:

United States	$78,442	$81,526	$50,697

EMEA	39,225	41,371	26,937

Asia/Pacific	11,305	6,613	8,796

Canada	8,123	11,287	7,842

Latin America	8,929	5,056	6,561

Total international	67,582	64,327	50,136

Sales and transfers between regions	(3,361)	(7,390)	(9,062)

Total revenues	$142,663	$138,463	$91,771

Identifiable assets:

United States	$161,126	$156,197	$50,981

EMEA	20,443	32,763	26,097

Asia	6,979	2,934	3,124

Canada	4,396	5,471	2,718

Latin America	4,101	2,196	282

Total international	35,919	43,364	32,221

Total identifiable assets	$197,045	$199,561	$83,202

      No customer accounted for more than 10% of our revenues during the three years ended December 31, 1999.

      We classify our products and services into three primary product categories: Enterprise Systems which are corporate level merchandise management systems that gather and distribute data throughout an organization to support the retail process and provide decision support for inventory control, cost and price management, purchase order management, automated replenishment, merchandise planning and allocation; In-store Systems that provide point-of-sale and back office applications which enable a retailer to capture, analyze and transmit customer demographic and other operational information to corporate level merchandise management systems; and Analytic Applications that provide a comprehensive set of tools for analyzing business results and trends, monitoring strategic plans and enabling tactical decisions. A summary of the

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

revenues and operating income (loss) attributable to each of these product categories for the three years ended December 31, 1999 is as follows:

	1999	1998	1997

Revenues:

Enterprise systems	$87,501	$94,629	$74,704

In-store systems	21,302	25,360	15,753

Analytic applications	33,860	18,474	1,314

	$142,663	$138,463	$91,771

Operating income (loss):

Enterprise systems	$8,631	$13,554	$25,356

In-store systems	2,271	7,378	7,656

Analytic applications	5,337	(12,611)	28

Other	(19,492)	(16,012)	(13,670)

	$(3,253)	$(7,691)	$19,370

      The operating income (loss) shown for Enterprise Systems, In-store Systems and Analytic Applications include allocations for occupancy costs, depreciation expense, and amortization of related intangibles. All other non-allocated expenses that are not directly identified with a particular operating segment are reported under the caption “Other” including the $2.1 million restructuring and asset disposition charge that was recorded during the first quarter of 1999. The 1998 operating loss shown for Analytic Applications includes $17.0 million of purchased in-process research and development that was expensed during the second quarter of 1998 in connection with the acquisition of Arthur Retail. (See Note 2)

19.  Quarterly Data (Unaudited)

      The following table presents selected unaudited quarterly operating results for the two-year period ended December 31, 1999. We believe that all necessary adjustments have been included in the amounts shown below to present fairly the related quarterly results.

Consolidated Statement of Income Data:

	1999

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$35,186	$37,176	$35,323	$34,978	$142,663

Income (loss) from operations	(3,039)	384	(608)	10	(3,253)

Net income (loss)	(1,269)	780	176	650	337

Basic earnings (loss) per share	$(.05)	$.03	$.01	$.03	$.01

Diluted earnings (loss) per share	$(.05)	$.03	$.01	$.03	$.01

	1998

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$30,893	$35,686	$38,862	$33,022	$138,463

Income (loss) from operations	5,246	(10,732)	4,727	(6,932)	(7,691)

Net income (loss)	3,484	(5,658)	3,441	(3,735)	(2,468)

Basic earnings (loss) per share	$.18	$(.26)	$.15	$(.16)	$(.11)

Diluted earnings (loss) per share	$.17	$(.26)	$.15	$(.16)	$(.11)

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The 1998 results include $17.0 million in purchased in-process research and development that was expensed during the second quarter of 1998 in connection with the acquisition of Arthur Retail. The 1999 results include a $2.1 million restructuring and asset disposition charge that was recorded during the first quarter of 1999.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JDA SOFTWARE GROUP, INC.

By:	/s/ JAMES D. ARMSTRONG

James D. Armstrong Chief Executive Officer
(Principal Executive Officer)

Date: March 10, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 10, 2000 by the following persons in the capacities indicated.

Signature	Title

/s/ JAMES D. ARMSTRONG James D. Armstrong	Co-Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ FREDERICK M. PAKIS Frederick M. Pakis	Co-Chairman of the Board
/s/ KRISTEN L. MAGNUSON Kristen L. Magnuson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ J. MICHAEL GULLARD J. Michael Gullard	Director
/s/ WILLIAM C. KEIPER William C. Keiper	Director
/s/ STEPHEN A MCCONNELL Stephen A McConnell	Director
/s/ JOCK PATTON Jock Patton	Director

EXHIBIT INDEX

Exhibit
Number		Description of Document

2.1**	—	Asset Purchase Agreement dated as of June 4, 1998, by and among JDA Software Group, Inc., JDA Software, Inc. and Comshare, Incorporated.
2.2###	—	Asset Purchase Agreement dated as of February 24, 2000, by and among JDA Software Group, Inc., Pricer AB, and Intactix International, Inc.
3.1***	—	Second Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated June 12, 1998.
3.2***	—	First Amended and Restated Bylaws.
4.1*	—	Specimen Common Stock certificate.
4.2*(1)	—	Stock Redemption Agreement among the Company, James D. Armstrong and Frederick M. Pakis dated March 30, 1995.
10.1*(1)	—	Form of Indemnification Agreement.
10.2*(1)	—	1995 Stock Option Plan, as amended, and form of agreement thereunder.
10.3#(1)	—	1996 Stock Option Plan, as amended.
10.4*(1)	—	1996 Outside Directors Stock Option Plan and forms of agreement thereunder.
10.5***(1)	—	Employment Agreement between James D. Armstrong and JDA Software, Inc. dated January 1, 1998.
10.6***(1)	—	Employment Agreement between Frederick M. Pakis and JDA Software, Inc. dated January 1, 1998.
10.7##(1)	—	Employment Agreement between Frederick M. Pakis, JDA Software Group, Inc. and JDA Software, Inc. effective as of July 31, 1999.
10.8#(1)	—	1998 Nonstatutory Stock Option Plan.
10.9#(1)	—	1998 Employee Stock Purchase Plan.
10.10†	—	1999 Employee Stock Purchase Plan.
10.11***	—	Lease Agreement between Opus West Corporation and JDA Software Group, Inc. dated April 30, 1998, together with First Amendment dated June 30, 1998.
10.12**	—	Software License Agreement dated as of June 4, 1998 by and between Comshare, Incorporated and JDA Software, Inc.
10.13*(2)	—	License Agreement between Uniface Corporation and JDA Software, Inc. dated February 9, 199.
10.14*(2)	—	Standard Value-Added Reseller Agreement between Uniface Corporation and JDA Software, Inc. dated February 9, 1994.
10.15*(1)	—	JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 1995.
10.16#	—	Business Loan Agreement between Bank of America Arizona and JDA Software, Inc. dated September 30, 1998.
10.17***(1)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and Kristen L. Magnuson, amending certain stock options granted to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on September 11, 1997 and January 27, 1998.
10.18††(1)	—	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the From of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement).

10.19†††(1)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.20(1)(3)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

Exhibit
Number		Description of Document

10.21(1)(3)	—	Form of Nonstatutory Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.22(1)(4)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1995 Stock Option Plan.

10.23(1)(5)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.24(1)(6)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.
21.1	—	Subsidiaries of the Registrant.
23.1	—	Consent of Independent Auditors.
27.1	—	Financial Data Schedule

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

**	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1998, as filed on June 19, 1998.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.

†	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, as filed on August 19, 1999.

††	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998.

†††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed on November 13, 1998.

#	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, as filed on March 31, 1998.

##	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, as filed on November 12, 1999.

###	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2000, as filed on March 1, 2000.

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(2)	Confidential treatment has been granted as to part of this exhibit.

(3)	Applies to James D. Armstrong and Frederick M. Pakis.

(4)	Applies to Hamish N. Brewer and Gregory L. Morrison.

(5)	Applies to Hamish N. Brewer, Peter J. Charness, Scott D. Hines, Gregory L. Morrison and David J. Tidmarsh.

(6)	Applies to Senior Executive Officers with the exception of James D. Armstrong, Frederick M. Pakis and Kristen L. Magnuson.