Form 10-Q
period 2000-03-31
JDA SOFTWARE GROUP INC
filed 2000-05-15
CIK 1006892

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                         Commission File Number: 0-27876

                            JDA SOFTWARE GROUP, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                 86-0787377

  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)

                             14400 NORTH 87TH STREET
                            SCOTTSDALE, ARIZONA 85260
                                 (480) 308-3000

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

                                YES  X    NO

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 24,207,428 as of April 30, 2000.

                            JDA SOFTWARE GROUP, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                  PAGE NO.
                                                                                  --------
PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of
                  March 31, 2000 and December 31, 1999                               3

                  Condensed Consolidated Statements of Income
                  for the Three Months Ended March 31, 2000 and 1999                 4

                  Condensed Consolidated Statements of Comprehensive Income
                  for the Three Months Ended March 31, 2000 and 1999                 5

                  Condensed Consolidated Statements of Cash Flows for
                  the Three Months Ended March 31, 2000 and 1999                     6

                  Notes to Interim Condensed Consolidated Financial Statements       7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                               10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk        23

PART II: OTHER INFORMATION

         Item 1.  Legal Proceedings                                                 24

         Item 4.  Submission of Matters to a Vote of Security Holders               24

         Item 5.  Other Information                                                 24

         Item 6.  Exhibits and Reports on Form 8-K                                  24

SIGNATURE                                                                           25

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                            JDA SOFTWARE GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (unaudited)

                                     ASSETS

                                                                       MARCH 31,    DECEMBER 31,
                                                                           2000            1999
                                                                      ---------     -----------
CURRENT ASSETS:
     Cash and cash equivalents                                        $  72,377       $  58,283
     Marketable securities                                               20,579          30,423
     Accounts receivable, net                                            36,839          32,302
     Income tax receivable                                                1,516           2,201
     Deferred tax asset                                                   2,329           2,345
     Prepaid expenses and other current assets                            5,681           5,114
                                                                      ---------       ---------
             Total current assets                                       139,321         130,668

PROPERTY AND EQUIPMENT, NET                                              23,179          23,987
GOODWILL AND OTHER INTANGIBLES, NET                                      30,541          31,635
DEFERRED TAX ASSET                                                        5,933           5,933
MARKETABLE SECURITIES                                                     2,376           4,822
                                                                      ---------       ---------
     Total assets                                                     $ 201,350       $ 197,045
                                                                      =========       =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                 $   2,231       $   2,669
     Accrued expenses and other liabilities                              11,614          11,929
     Deferred revenue                                                     8,115           7,584
                                                                      ---------       ---------
             Total current liabilities                                   21,960          22,182

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value.  Authorized 2,000,000
       shares; None issued or outstanding                                  --              --
     Common stock, $.01 par value. Authorized 50,000,000
       shares; Issued and outstanding 24,206,692 and 23,954,537,
       respectively                                                         242             240
     Additional paid-in capital                                         178,596         176,101
     Retained earnings (deficit)                                          2,125             (93)
     Accumulated other comprehensive income (loss)                       (1,573)         (1,385)
                                                                      ---------       ---------
             Total stockholders' equity                                 179,390         174,863
                                                                      ---------       ---------
         Total liabilities and stockholders' equity                   $ 201,350       $ 197,045
                                                                      =========       =========


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            JDA SOFTWARE GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                            ----------------------
                                                              2000          1999
                                                            --------      --------
REVENUES:
    Software licenses                                       $ 15,502      $  7,424
    Consulting, maintenance and other services                23,698        27,762
                                                            --------      --------
        Total revenues                                        39,200        35,186
                                                            --------      --------

COST AND EXPENSES:
    Cost of software licenses                                    891           484
    Cost of consulting, maintenance and other services        17,319        18,326
    Product development                                        6,155         5,614
    Sales and marketing                                        6,462         6,493
    General and administrative                                 4,009         4,075
    Amortization of intangibles                                1,092         1,122
    Restructuring and asset disposition charge                   828         2,111
                                                            --------      --------
        Total costs and expenses                              36,756        38,225
                                                            --------      --------

INCOME (LOSS) FROM OPERATIONS                                  2,444        (3,039)
    Other income, net                                          1,192           923
                                                            --------      --------

INCOME (LOSS) BEFORE INCOME TAXES                              3,636        (2,116)
    Income tax provision (benefit)                             1,418          (847)
                                                            --------      --------

NET INCOME (LOSS)                                           $  2,218      $ (1,269)
                                                            ========      ========

BASIC EARNINGS (LOSS) PER SHARE                             $    .09      $   (.05)
                                                            ========      ========

DILUTED EARNINGS (LOSS) PER SHARE                           $    .09      $   (.05)
                                                            ========      ========

SHARES USED TO COMPUTE:
    Basic Earnings (Loss) Per Share                           24,079        23,547
                                                            ========      ========
    Diluted Earnings (Loss) Per Share                         25,315        23,547
                                                            ========      ========


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            JDA SOFTWARE GROUP, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (in thousands, unaudited)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                           ---------------------
                                                                            2000          1999
                                                                           -------       -------

NET INCOME (LOSS)                                                          $ 2,218       $(1,269)

OTHER COMPREHENSIVE INCOME (LOSS):
     Unrealized gain on marketable securities available for sale, net           22          --
     Foreign currency translation adjustment                                  (210)         (629)
                                                                           -------       -------

COMPREHENSIVE INCOME (LOSS)                                                $ 2,030       $(1,898)
                                                                           =======       =======



           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            JDA SOFTWARE GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                         -------------------------
                                                                                            2000            1999
                                                                                         ---------       ---------
OPERATING ACTIVITIES:

  Net income (loss)                                                                      $   2,218       $  (1,269)
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                           2,864           2,660
     Provision for doubtful accounts                                                           294             621
     Net loss on disposal of property and equipment                                             41            --
     Deferred income taxes                                                                      16            (880)

  Changes in assets and liabilities:
     Accounts receivable                                                                    (4,831)             26
     Income tax receivable                                                                     685            --
     Prepaid expenses and other current assets                                                (567)            (73)
     Accounts payable                                                                         (438)         (2,226)
     Accrued and other liabilities                                                            (303)           (767)
     Income taxes payable                                                                     --               211
     Deferred revenue                                                                          531             108
                                                                                         ---------       ---------
                 Net cash provided by (used in) operating activities                           510          (1,589)

INVESTING ACTIVITIES:

  Purchase of marketable securities                                                        (90,898)        (62,311)
  Sales of marketable securities                                                              --             9,300
  Maturities of marketable securities                                                      103,210          47,075
  Purchase of property and equipment                                                        (1,303)         (2,746)
  Proceeds from disposal of property and equipment                                             300            --
                                                                                         ---------       ---------
                 Net cash provided by (used in) investing activities                        11,309          (8,682)
                                                                                         ---------       ---------

FINANCING ACTIVITIES:

  Issuance of common stock - stock option plans                                                976             126
  Issuance of common stock - employee stock purchase plan                                    1,338           1,574
  Tax benefit - stock compensation                                                             183            --
  Payments on capital lease obligations                                                        (12)            (23)
                                                                                         ---------       ---------
                 Net cash provided by financing activities                                   2,485           1,677
                                                                                         ---------       ---------

Effect of exchange rates on cash                                                              (210)           (629)
                                                                                         ---------       ---------
                 Net increase (decrease) in cash and cash equivalents                       14,094          (9,223)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              58,283          42,376
                                                                                         ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $  72,377       $  33,153
                                                                                         =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash paid for:
                 Interest                                                                $       2       $    --
                                                                                         =========       =========
                 Income taxes                                                            $     420       $     755
                                                                                         =========       =========


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            JDA SOFTWARE GROUP, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2. SUBSEQUENT EVENT

         On April 6, 2000 we acquired certain assets of Intactix International, Inc. ("Intactix") from Pricer AB for $20.5 million in cash and assumed certain trade, leasehold and other accrued liabilities, and specific acquisition related liabilities. Intactix is a leading provider of space management solutions for the retail industry and consumer product goods manufacturers. The acquisition will be accounted for as a purchase, and accordingly, the operating results of Intactix will be included in our consolidated financial statements from the date of closing. The purchase price will be allocated to certain intangible assets and in-process research and development ("IPR&D") based on their fair market values. The excess of the purchase price over the fair value of the assets acquired will be recorded as goodwill. The estimated amount of IPR&D is $200,000 and includes the value of products in the development stage for which technological feasibility has not been established and which we believe have no alternative future use.

3. EARNINGS PER SHARE

         Shares used in the earnings per share calculation are as follows. Common stock equivalents have been excluded from the earnings (loss) per share calculation for the three months ended March 31, 1999 as their effect would be antidilutive:

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                    ------------------
                                                                                     2000        1999
                                                                                    ------      ------
   Shares - Basic earnings (loss) per share ..................................      24,079      23,547
   Dilutive common stock equivalents .........................................       1,236        --
                                                                                    ------      ------
   Shares - Diluted earnings (loss) per share ................................      25,315      23,547
                                                                                    ======      ======

4. SEGMENT DISCLOSURES

         We are a leading provider of software solutions designed specifically to address the supply chain management, business process, analytical application and e-commerce requirements of the retail industry. Our products link point-of-sale level information with the centralized merchandising, planning and financial functions that ultimately affect decisions with suppliers and vendors. We conduct business in five geographic regions that have separate management teams and reporting infrastructures: the United States, EMEA (Europe, Middle East and Africa), Asia/Pacific, Canada and Latin America. Similar products and services are offered in each geographic region and local management is evaluated primarily based on total revenues and operating income. Identifiable assets are also managed by geographic region. The geographic distribution of our revenues and identifiable assets is as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                          -------------------------
                                                            2000             1999
                                                          --------         --------
               REVENUES:
                 United States                            $ 19,379         $ 20,350
                                                          --------         --------

                 EMEA                                        9,716           10,365
                 Asia/Pacific                                6,926            2,228
                 Canada                                      1,127            3,081
                 Latin America                               2,372            1,535
                                                          --------         --------
                    Total international                     20,141           17,209
                                                          --------         --------
                 Sales and transfers between regions          (320)          (2,373)
                                                          --------         --------
                         Total revenues                   $ 39,200         $ 35,186
                                                          ========         ========


                                                          MARCH 31,    DECEMBER 31,
                                                            2000           1999
                                                          --------     -----------
               IDENTIFIABLE ASSETS:
                 United States                            $169,861        $161,126
                                                          --------        --------

                 EMEA                                       17,889          20,443
                 Asia                                        6,029           6,979
                 Canada                                      3,851           4,396
                 Latin America                               3,720           4,101
                                                          --------        --------
                    Total international                     31,489          35,919
                                                          --------        --------
                         Total identifiable assets        $201,350        $197,045
                                                          ========        ========

         We classify our products and services into three primary product categories: Enterprise Systems which are corporate level merchandise management systems that gather and distribute data throughout an organization to support the retail process and provide decision support for inventory control, cost and price management, purchase order management, automated replenishment, merchandise planning and allocation; In-store Systems that provide point-of-sale and back office applications which enable a retailer to capture, analyze and transmit customer demographic and other operational information to corporate level merchandise management systems; and Analytic Applications that provide a comprehensive set of tools for analyzing business results and trends, monitoring strategic plans and enabling tactical decisions. A summary of the revenues and operating income (loss) attributable to each of these product categories for the three months ended March 31, 2000 and 1999 is as follows:

                                                 THREE MONTHS ENDED
                                                       MARCH 31,
                                               -----------------------
                                                 2000           1999
                                               --------       --------
                  REVENUES:
                    Enterprise systems         $ 22,235       $ 22,920
                    In-store systems              6,190          4,954
                    Analytic applications        10,775          7,312
                                               --------       --------
                                               $ 39,200       $ 35,186
                                               ========       ========

                  OPERATING INCOME (LOSS)
                    Enterprise systems         $  4,107       $  1,583
                    In-store systems              1,452            572
                    Analytic applications         1,635            501
                    Other                        (4,750)        (5,695)
                                               --------       --------
                                               $  2,444       $ (3,039)
                                               ========       ========

         The operating income shown for Enterprise Systems, In-store Systems and Analytic Applications includes allocations for occupancy costs, depreciation expense, and amortization of related intangibles. All other non-allocated expenses that are not directly identified with a particular operating segment are reported under the caption "Other" including the $828,000 and $2.1 million restructuring and asset disposition charges that were recorded during the first quarters of 2000 and 1999, respectively. The improvements in operating income between periods reflect the increased gross profits resulting from a higher mix of software sales as a percentage of total revenues.

5. RESTRUCTURING AND ASSET DISPOSITION CHARGE

         We recorded an $828,000 restructuring and asset disposition charge during the first quarter of 2000. The restructuring initiatives involved a workforce reduction of 65 full-time employees in certain implementation service groups and administrative functions in the United States, Europe and Canada. All workforce reductions associated with this charge were made on or before March 31, 2000. As of March 31, 2000, we had utilized approximately $728,000 of the related reserve and anticipate that substantially all of the remaining reserve will be utilized during the second quarter of 2000.

6. LEGAL PROCEEDINGS

         The U.S. District Court for the District of Arizona dismissed, without leave to amend, all pending securities class action complaints previously filed against the Company and certain of our current and former directors and officers. The complaint, originally filed on January 13, 1999 (Bernat v. JDA Software Group, Inc., et al., Dist. of Arizona No. CIV'99-0065 PHX RGS), alleged that we misled investors as to certain aspects of our business and prospects. The Plaintiffs in the case have the right of appeal.

7. NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 will require companies to value derivative financial instruments, including those used for hedging foreign currency earnings, at current market value with the impact of any change in market value being charged against earnings in each period. We have not completed the process of evaluating the impact that will result from the adoption of SFAS No. 133; however, on a preliminary basis, management does not believe that the eventual adoption will have a significant impact on our financial statements.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB No. 101 did not have a material effect on our revenues or revenue recognition policy.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements reflecting management's current forecast of certain aspects of our future. It is based on current information which we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, numbers of personnel, strategic relationships with third parties, and strategy. The forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate" or other words that convey uncertainty of future events or outcomes. Our actual results could differ materially from those stated or implied by our forward looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Quarterly Report on Form 10-Q, which you should read carefully. We would particularly refer you to the section under the heading "Certain Risks" for an extended discussion of the risks confronting our business. The forward looking statements in this Quarterly Report on Form 10-Q should be considered in the context of these risk factors.

OVERVIEW

         We are a leading provider of software solutions designed specifically to address the supply chain management, business process, analytic application and e-commerce requirements of the retail industry. We have developed and marketed our software solutions for over 15 years, principally for operation on the IBM AS/400 platform, and more recently, for multiple open/client server environments including Windows NT and UNIX. We classify our software products into three primary categories: Enterprise Systems, In-store Systems and Analytic Applications. Our Enterprise Systems are corporate level merchandise management systems that gather and distribute operational information throughout an organization to support the retail process. These systems provide decision support to the retailer for core inventory control, cost and price management, purchase order management, automated replenishment, merchandise planning and allocation. These systems also contain warehouse management and logistics functionality that provide tools to assist retailers in automating the receiving, putaway, picking, shipping and allocation of inventory. Our In-store Systems provide point-of-sale and back office applications that enable a retailer to capture, analyze and transmit customer demographic and other operational information to corporate level merchandise management systems. These systems allow store level personnel to access enterprise-wide information, such as stock availability, pricing and inventory replenishment to better serve the consumer at the point of sale. Our Analytic Applications provide a comprehensive set of tools for analyzing business results and trends, monitoring strategic plans and enabling tactical decisions. In addition, our MMS.com product and our announced e-commerce products under development are designed to enable retailers to expand their distribution channels and facilitate a powerful, cost-effective means of conducting business-to-consumer and business-to-business e-commerce on the Internet. We also offer a wide range of retail specific professional services that are designed to enable our clients to rapidly achieve the benefits of our solutions, including project management, system planning, design and implementation, custom modifications, training and support services. For a discussion of the financial information regarding these product categories and geographic data, please see the discussion in Note 4 of the Notes to Interim Condensed Consolidated Financial Statements.

         We have historically derived a significant portion of our revenues from software licenses and consulting, maintenance and other services relating to our IBM AS/400-based Merchandise Management System ("MMS"). Total revenues from MMS are included in the Enterprise Systems product category and represented 28% of our total revenues during the three months ended March 31, 2000 as compared with 47% in the comparable quarter of 1999. Although we expect MMS revenues to continue to represent a significant portion of total revenues for the foreseeable future, MMS revenues as a percentage of total revenues may continue to decline as a result of reduced demand for MMS and/or increased revenues attributable to our other product lines. MMS software license revenues for the three months ended March 31, 2000 decreased sequentially from the fourth quarter of 1999 and in comparison to the first quarter of 1999. We believe the IBM AS/400 is a widely deployed platform among those retailers we target for our products, particularly in North America. However, the lifecycle of the MMS product line is difficult to estimate due largely to the potential effect of new products, hardware platforms, applications and product enhancements, including our own changes, on the retail industry and future competition.

         Software license revenues and consulting, maintenance and other services revenues represented 40% and 60%, respectively, of our total revenues during the three months ended March 31, 2000, as compared with 21% and 79%, respectively in the comparable quarter of 1999. We believe that sales of our Enterprise Systems and In-Store Systems were affected during 1999 by deferred purchasing decisions related to the millenium change, external and internal marketing issues, longer sales cycles, increased competition and/or lack of desired feature and functionality, and in the case of ODBMS, our open/client server solution, a limited number of referenceable implementations. Software license revenues for the three months ended March 31, 2000 increased 109% over the comparable quarter of 1999 and includes increases in each of our product categories. We expect sequential increases in software license revenues throughout 2000 due to the apparent release of pent up demand that was caused by a slow down in spending due to Y2K concerns. In addition, we believe our software license revenues will benefit from the Intactix acquisition as it will enable us to leverage our combined sales forces and create cross-selling opportunities. Finally, we believe there may be an increased urgency from retailers to implement new software products that enable them to expand their distribution channels and facilitate e-commerce on the Internet.

         A substantial portion of our business is international. The following table sets forth a quarterly comparison of 1999 and 2000 domestic and international software license revenues:

                                     1999                                    2000
                           -------------------------    -------------------------------------------------
                                                                    % CHANGE                     % CHANGE
          QUARTER ENDED    DOMESTIC    INTERNATIONAL    DOMESTIC    VS. 1999    INTERNATIONAL    VS. 1999
          -------------    --------    -------------    --------    --------    -------------    --------
          March 31,        $  3,538      $  3,886       $  5,471      55%         $ 10,031         158%
          June 30,            2,847         7,822
          September 30,       4,117         4,545
          December 31,        6,015         4,028
                           --------      --------
                           $ 16,517      $ 20,281
                           ========      ========

         Software license revenues in our Enterprise Systems business unit increased 38% sequentially over the fourth quarter of 1999 and 116% over the first quarter of 1999. These improvements are the result of increased sales of the ODBMS and MMS.com products, partially offset by a decline in MMS software license revenues. Software license revenues in our In-Store Systems business unit increased 126% sequentially over the fourth quarter of 1999 and 120% over the first quarter of 1999. To address increased competition in this business segment, we reorganized our sales force and refocused some of our research and development investment to new feature and functionality. Software license revenues in our Analytic Applications business unit increased 57% sequentially over the fourth quarter of 1999 and 96% over the first quarter of 1999 primarily as a result of additional software license revenues from the Arthur Suite.

         Our service business continues to be an important source of operating income and an important competitive strength as we position ourselves as a total solution provider for retailers. Consulting, maintenance and other services revenues are derived from a range of services, the demand for which stems primarily from sales of our software products. These services include system design and implementation and, to a lesser extent, software maintenance, support and training. Consulting, maintenance and other services revenues are generally more predictable but generate significantly lower gross margins than software revenues and are to a significant extent dependent upon new software license sales. Consulting, maintenance and other services revenues decreased 5% sequentially from the fourth quarter of 1999 and 15% from the first quarter of 1999. These decreases were expected and are due to lower implementation revenues that resulted from the decline in new software license sales we experienced throughout most of 1999. We do not expect future consulting, maintenance and other services revenues to increase until we experience a sustained increased in demand for our software products.

         We have pursued a strategy of addressing international markets by developing localized versions of our products and establishing international subsidiaries with direct sales and consulting capabilities. To the extent our international operations expand or represent an increasing percentage of our overall business, we would expect that an increasing portion of our international software license revenues and consulting, maintenance and other services revenues would be denominated in foreign currencies. This increase will subject us to additional risks related to fluctuations in foreign currency exchange rates. Historically, our operations have not been materially adversely affected by fluctuations in foreign currency exchange rates, and we have not engaged in foreign currency hedging transactions. However, as our international operations expand, exposures to gains and losses on foreign currency transactions may increase. We may choose to limit such exposure by entering into forward foreign exchange contracts or engaging in similar hedging strategies. There can be no assurance that any currency exchange strategy would be successful in avoiding or reducing exchange-related losses. In addition, revenues earned in various countries where we do business may be subject to taxation by more than one jurisdiction, thereby adversely affecting our earnings.

         We had net receivables of $36.8 million, or 86 days sales outstanding ("DSOs") at March 31, 2000 compared to $32.3 million, or 85 DSOs at December 31, 1999 and $39.9 million, or 102 DSOs at March 31, 1999.

We believe the year-over-year improvement in DSOs resulted from tighter credit policies we implemented during 1999 and from improved client satisfaction.

RECENT DEVELOPMENTS

- We recorded an $828,000 restructuring and asset disposition charge during the first quarter of 2000. The restructuring initiatives involved a workforce reduction of 65 full-time employees in certain implementation service groups and administrative functions in the United States, Europe and Canada. We believe this reduction will help stabilize service margins, optimize our labor resources in these geographical regions, and free up funds for investment in staff that support higher growth product lines, including the Arthur Suite and our e-commerce initiatives. All workforce reductions associated with this charge were made on or before March 31, 2000. As of March 31, 2000, we had utilized approximately $728,000 of the related reserve and anticipate that substantially all of the remaining reserve will be utilized during the second quarter of 2000.

- On April 6, 2000 we acquired certain assets of Intactix from Pricer AB for $20.5 million in cash and assumed certain trade, leasehold and other accrued liabilities, and specific acquisition related liabilities. Intactix is a leading provider of space management solutions for the retail industry and consumer product goods manufacturers. The Intactix products provide planogramming tools that allow users to build, analyze and distribute graphical diagrams for space management, store layout planning and shelf assortment. The acquisition will be accounted for as a purchase, and accordingly, the operating results of Intactix will be included in our consolidated financial statements from the date of closing. The purchase price will be allocated to certain intangible assets and in-process research and development ("IPR&D") based on their fair market values. The excess of the purchase price over the fair value of the assets acquired will be recorded as goodwill. The estimated amount of IPR&D is $200,000 and includes the value of products in the development stage for which technological feasibility has not been established and which we believe have no alternative future use.

         We plan to eliminate approximately 25% to 30% of the acquired Intactix workforce and close ten redundant office locations during the second quarter of 2000. We expect this transition process to cause modest dilution to our operating results during the second quarter of 2000 due to the gradual elimination of redundant costs and the early disruption in the sales force resulting from the reorganization and cross-training activities. We believe the resulting efficiencies created by the elimination of redundant costs and the leveraging of our combined sales forces and infrastructure will result in the acquisition being accretive to our operating results in the second half of 2000 and overall for year 2000.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Revenues

         Total revenues for three months ended March 31, 2000 were $39.2 million, an increase of 11% over the $35.2 million reported in the comparable quarter of 1999. Revenues consisted of software licenses and consulting, maintenance and other services, which represented 40% and 60%, respectively, of total revenues during the three months ended March 31, 2000, as compared with 21% and 79%, respectively in the comparable quarter of 1999.

Software Licenses. Software license revenues for the three months ended March 31, 2000 were $15.5 million, an increase of 109% over the $7.4 million reported in the comparable quarter of 1999. Domestic and international software license revenues increased 55% and 158%, respectively in the first quarter of 2000 compared to the first quarter of 1999. The international results include increases in each of the EMEA (70%), Asia/Pacific (307%) and Latin American (591%) regions and a 48% decrease in Canada. On a product line basis, software license revenues for the first quarter of 2000 in our Enterprise Systems business unit increased 116% over the first quarter of 1999. The increase is due to increased sales of ODBMS and incremental revenues from sales of the MMS.com product that was commercially released in the third quarter of 1999. We announced the commercial release of our next generation ODBMS open/client server solution, version 4.1, in January 2000. MMS software license revenues for the first quarter of 2000 decreased in comparison to the first quarter of 1999. We believe the IBM AS/400 is a widely deployed platform among those retailers we target for our products, particularly in North America. However, the lifecycle of the MMS product line is difficult to estimate due largely to the potential effect of new products, hardware platforms, applications and product enhancements, including our own changes, on the retail industry and future competition. Software license revenues for the first quarter of 2000 in our In-Store Systems business unit increased 120% over the first quarter of 1999. We have reorganized the sales force in this business unit and refocused some of our research and development investment to new feature and functionality. Software license revenues for the first quarter of 2000 in our Analytic Applications business unit increased 96% over the first quarter of 1999 primarily as a result of additional software license revenues from the Arthur Suite. We expect sequential increases in software license revenues throughout 2000 due to the apparent release of pent up demand that was caused by a slow down in spending due to Y2K concerns. In addition, we believe our software license revenues will benefit from the Intactix acquisition as it will enable us to leverage our combined sales forces and create cross-selling opportunities. Finally, we believe there may be an increased urgency from retailers to implement new software products that enable them to expand their distribution channels and facilitate e-commerce on the Internet.

         Consulting, Maintenance and Other Services. Consulting, maintenance and other services revenues for the three months ended March 31, 2000 were $23.7 million, a decrease of 15% from the $27.8 million reported in the comparable quarter of 1999. Domestic and international consulting, maintenance and other services revenues decreased 13% and 17%, respectively in the first quarter of 2000 compared to 1999. These decreases were expected and are due to the lower implementation revenues that resulted from the decline in new software license sales we experienced throughout most of 1999. We do not expect future consulting, maintenance and other services revenues to increase until we experience a sustained increase in demand for our software products.

Cost of Revenues

         Cost of software license revenues was $891,000 for the three months ended March 31, 2000 as compared to $484,000 in the comparable quarter of 1999. We license the Uniface client/server application development technology from Compuware, Inc. for use in ODBMS. Our license with Compuware, Inc. has expired and is being actively re-negotiated. The outcome of our negotiations with Compuware Inc. cannot be predicted, but we currently believe that in order to continue to license the Uniface technology we will be required to pay moderately to significantly higher royalty rates to Compuware, Inc. in the future. Cost of software licenses represented 6% and 7%, respectively, of software license revenues in these comparable periods. Consulting, maintenance and other services costs for the three months ended March 31, 2000 were $17.3 million, a decrease of 5% from the $18.3 million reported in the comparable quarter of 1999. We reduced the headcount in our service organization by approximately 10% during the first quarter of 2000 and as of March 31, 2000, there were 574 employees involved in these functions worldwide. The reductions were made in the United States, Canada and EMEA to reflect the reduced levels of demand in these geographic areas. We expect only modest growth, if any, in the overall size of our service organization during the remainder of 2000. We will continue to adjust the size and composition of the workforce in our service organization to match the different geographic and product demand cycles.

Gross Profit

         Gross profit for the three months ended March 31, 2000 was $21.0 million, an increase of 28% from the $16.4 million reported in the comparable quarter of 1999. Gross profit, as a percentage of total revenues, increased to 53.5% in the first quarter of 2000 compared with 46.5% in the first quarter of 1999. This increase resulted primarily from the higher mix of software license revenues as a percentage of total revenues during the three months ended March 31, 2000, which was partially offset by a reduction in our service margins to 27% in the first quarter of 2000 from 34% in the comparable quarter of 1999. We reduced the headcount in our service organization by approximately 10% during the first quarter of 2000. The workforce reduction did not fully offset the decrease in consulting, maintenance and other services revenues in the first quarter of 2000 compared to 1999, and as a result, our utilization rates decreased. We expect that our utilization rates and service margins will gradually improve over the remainder of 2000 if we experience a sustained increase in demand for our software products.

Operating Expenses

         Product Development. Product development expenses for the three months ended March 31, 2000 were $6.2 million, a 10% increase over the $5.6 million reported in the comparable quarter of 1999. Product development expense as a percentage of total revenues was 16% in each of the comparable quarters. The increase in product development expenses results primarily from localization activities associated with ODBMS version 4.1, the continuing development of our e-commerce initiatives, and the addition of feature and functionality to our In-Store Systems and Analytic Applications. Our product development staff increased by approximately 5% in the first quarter of 2000 compared to 1999, and as of March 31, 2000 there were 208 employees involved in the product development function. We expect our quarterly investment in research and development to be in the $7.4 million to $7.6 million range for the remainder of 2000. We believe our current process of developing software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

         Sales and Marketing. Sales and marketing expenses were $6.5 million in both the three months ended March 31, 2000 and the comparable quarter of 1999. Sales and marketing expense as a percentage of total revenues decreased to 16% in the first quarter of 2000 from 18% in the comparable quarter of 1999. We incurred higher commission expense in the first quarter of 2000 as a result of increased software license sales. These expenses were partially offset by a 12% reduction in our worldwide sales and marketing staff in the first quarter of 2000 compared to 1999. As of March 31, 2000 there were 102 employees involved in our sales and marketing function. During the remainder of 2000, we will continue to upgrade and realign our sales force to match the demand for our various products and among the geographic regions in which we operate.

         General and Administrative. General and administrative expenses for the three months ended March 31, 2000 were $4.0 million, a 2% decrease from the $4.1 million reported in the comparable quarter of 1999. General and administrative expense, as a percentage of total revenues, decreased to 10% in the first quarter of 2000 from 12% in the comparable quarter of 1999. We reduced our bad debt expense by $327,000 between the comparable quarters due to the improvement in our accounts receivable aging and days sales outstanding ("DSO"s). This decrease was off-set in part by higher legal expenses related to international contracts and foreign exchange losses.

         Amortization of Intangibles. Amortization of intangibles consists primarily of amortization on goodwill and other intangibles recorded in connection with the acquisition of Arthur Retail. We expect our quarterly amortization expense to be approximately $1.8 million following the acquisition of Intactix.

         Restructuring and Asset Disposition Charge. We recorded an $828,000 restructuring and asset disposition charge during the first quarter of 2000. The restructuring initiatives involved a workforce reduction of 65 full-time employees in certain implementation service groups and administrative functions in the United States, Europe and Canada. We believe this reduction will help stabilize service margins, optimize our labor resources in these geographical regions, and free up funds for investment in staff that support higher growth product lines, including the Arthur Suite and our e-commerce initiatives. All workforce reductions associated with this charge were made on or before March 31, 2000. A similar restructuring and asset disposition charge of $2.1 million was recorded during the first quarter of 1999 for a workforce reduction of over 50 full-time employees in the United States and Europe ($1.4 million), the closure of three unprofitable locations in Germany, France and South Africa ($226,000), the disposal of property and equipment related to the closure of these locations and the consolidation of our corporate operations into one facility ($507,000), and the release of over 80 subcontractors worldwide.

Provision for Income Taxes

         Our effective income tax rate reflects statutory federal, state and foreign tax rates, partially offset by reductions for research and development expense tax credits. From time to time, we may be subject to audit by federal, state and/or foreign taxing authorities. The IRS has completed an audit of our 1996 and 1997 Federal Income Tax Returns. As a result of the audit, we have received proposed adjustments from the IRS reducing our 1996 and 1997 research and development expense tax credits. We and our tax advisors disagree with the adjustments proposed by the IRS and intend to vigorously contest them. Accordingly, we are unable to determine the financial impact of the audit at this time. However, we do not believe that the IRS adjustments, even as currently proposed, would have a material impact on our business, operating results or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations primarily through cash generated from operations and public sales of equity securities. We had working capital of $117.4 million at March 31, 2000 compared with $108.5 million at December 31, 1999. Cash and cash equivalents at March 31, 2000 were $72.4 million, an increase of $14.1 million from the $58.3 million reported at December 31, 1999. We also had $23.0 million in marketable securities at March 31, 2000, a decrease of $12.2 million from the $35.2 million reported at December 31, 1999.

         Operating activities provided cash of $510,000 in the three months ended March 31, 2000 and utilized cash of $1.6 million in the three months ended March 31, 1999. Cash provided by operating activities during the three months ended March 31, 2000 resulted primarily from net income of $2.2 million, depreciation and amortization of $2.9 million, a $685,000 decrease in income tax receivables and a $531,000 increase in deferred revenue, offset in part by a $4.8 million increase in accounts receivable, a $567,000 increase in prepaid expenses and decreases in accounts payable and accrued expenses of $438,000 and $303,000, respectively. We had net accounts receivable of

$36.8 million at March 31, 2000, which represented 86 days of sales outstanding ("DSOs") compared to 85 days at December 31, 1999. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including seasonality, shifts in customer buying patterns, contractual payment terms, the underlying mix of products and services, and the geographic concentration of revenues.

         Investing activities provided cash of $11.3 million in the three months ended March 31, 2000 and utilized cash of $8.7 million in the three months ended March 31, 1999. The 2000 activity includes the net maturity of $12.3 million of marketable securities and $1.3 million in capital expenditures. The 1999 activity includes $5.9 million in net purchases of marketable securities and $2.7 million in capital expenditures primarily related to our corporate office relocation.

         Financing activities provided cash of $2.5 million and $1.7 million during the three months ended March 31, 2000 and 1999, respectively. The activity in both periods consists primarily of proceeds from the issuance of common stock and related tax benefits under our stock option and employee stock purchase plans.

         Changes in the currency exchange rates of our foreign operations had the effect of reducing cash by $210,000 and $629,000 in the three months ended March 31, 2000 and 1999, respectively. We did not enter into any foreign exchange contracts or engage in similar hedging strategies during either of periods.

     On April 6, 2000 we acquired certain assets of Intactix from Pricer AB for $20.5 million in cash and assumed certain trade, leasehold and other accrued liabilities, and specific acquisition related liabilities. The acquisition will be accounted for as a purchase, and accordingly, the operating results of Intactix will be included in our consolidated financial statements from the date of closing. The purchase price will be allocated to certain intangible assets and in-process research and development ("IPR&D") based on their fair market values. The excess of the purchase price over the fair value of the assets acquired will be recorded as goodwill. The estimated amount of IPR&D is $200,000 and includes the value of products in the development stage for which technological feasibility has not been established and which we believe have no alternative future use. We expect to incur between $5.0 million and $5.5 million in restructuring costs over the next six months, including fees to third parties for services related to the acquisition, to integrate our two businesses and take advantage of the operational synergies.

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

         We maintain a $5.0 million revolving line of credit with a commercial bank. The line of credit is collateralized by property and equipment, receivables, and intangibles; accrues interest at the bank's reference rate (which approximates prime) less .25 percentage points; and requires that we maintain certain current ratios and tangible net worth. The line of credit matures on July 1, 2000. There were no amounts outstanding on the line of credit at March 31, 2000. We believe that our cash and cash equivalents, investments in marketable securities, available borrowings under the bank line of credit and funds generated from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months.

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

         We believe there was a slowing of demand in 1999 for our Enterprise Systems and In-store Systems due, in part, to deferred purchasing decisions related to the millenium change. We expect sequential increases in software license revenues throughout 2000 due to the apparent release of pent up demand that was caused by a slow down in spending due to Y2K concerns. In addition, we believe our software license revenues will benefit from the Intactix acquisition as it will enable us to leverage our combined sales forces and create cross-selling opportunities. Finally, we believe there may be an increased urgency from retailers to implement new software products that enable them to expand their distribution channels and facilitate e-commerce on the Internet.

EURO CURRENCY

         In January 1999, a new currency called the ECU or the "Euro" was introduced in participating European Economic and Monetary Union ("EMU") countries. During 2002, all participating EMU countries are expected to be operating with the Euro as their single currency. During the next two years, business in participating EMU countries will be conducted in both the existing national currency and the Euro. As a result, companies operating in or conducting business in these EMU member countries will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro. We currently offer software products that are designed to be Euro-currency enabled, and we believe these products can be modified to accommodate any required Euro currency changes. We have also provided warranties in various European contracts that certain of our products will meet all Euro currency requirements. There can be no assurance, however, that our products will contain all the necessary changes or meet all the Euro currency requirements. If our software products do not meet all the Euro currency requirements, our business, operating results, and financial condition would be materially adversely impacted. We have not had and do not expect a material impact on our results of operations from foreign currency gains or losses as a result of a transition to the Euro as the functional currency for our subsidiaries based in EMU countries.

CERTAIN RISKS

         Our Operating Results May Fluctuate Significantly. Our quarterly operating results have varied and are expected to continue to vary in the future. Many factors may cause these fluctuations, including: demand for our software products and services; the size and timing of individual contracts, particularly with respect to our larger customers; the lengthening of our sales cycle; competitive pricing pressures; customer order deferrals in anticipation of new products; changes in the mix of software license revenues; changes in the mix of software license revenues compared to consulting, maintenance and other services revenues; the timing of new software product introductions and enhancements to our software products or those of our competitors; market acceptance of new software products; technological changes in platforms supporting our software products; changes in our operating expenses; changes in the mix of domestic and international revenues; our ability to complete fixed price consulting contracts within budget; employee hiring and retention; foreign currency exchange rate fluctuations; expansion of international operations; integration issues association with newly acquired businesses; changes in our strategies; and general industry and economic conditions. In addition, we believe we experienced a decline in overall demand for our Enterprise Systems and In-store Systems during 1999. In particular, although sales of our ODBMS product have shown some improvement during the last six months of 1999 and the first quarter of 2000, overall sales of the ODBMS product have historically failed to meet our expectations. We believe that sales of ODBMS have been affected by a significant drop-off in demand related to the millenium change, external and internal marketing issues, increased competition, a limited number of referenceable implementations, and certain design and stability issues in earlier versions of the ODBMS product. Further, MMS software license revenues for the first quarter of 2000 decreased in comparison to the first quarter of 1999. We believe the IBM AS/400 is a widely deployed platform among those retailers we target for our products, particularly in North America. However, the lifecycle of the MMS product line is difficult to estimate due largely to the potential effect of new products, hardware platforms, applications and product enhancements, including our own changes, on the retail industry and future competition.

         We also believe that the decline in demand for our In-store Systems products during 1999 was affected by deferred purchasing decisions related to the millenium change, longer sales cycles, increased competition and/or lack of desired feature and functionality. We have addressed increased competition in this business unit by reorganizing our sales force and refocusing some of our research and development investment into new feature and functionality. We cannot guarantee that these actions will increase the demand for this product line and any failure to do so could negatively impact our business, operating results and financial condition.

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

         We typically ship our software products when contracts are signed. Consequently, our software license backlog at the beginning of any quarter has represented only a small portion of that quarter's expected revenues. As a result, software license revenues in any quarter depend substantially upon contracts signed and the related shipment of software in that quarter. It is therefore difficult for us to predict revenues. Because of the timing of our sales, we typically recognize a substantial amount of our software license revenues in the last weeks or days of the quarter, and we generally derive a significant portion of our quarterly software license revenues from a small number of relatively large sales. It is difficult to forecast the timing of large individual software license sales with certainty. Accordingly, large individual sales have sometimes occurred in quarters subsequent to when we anticipated. We expect that the foregoing trends will continue. If we receive any significant cancellation or deferral of customer orders, or we are unable to conclude license negotiations by the end of a fiscal quarter, our operating results may be lower than anticipated. In addition, any weakening or uncertainty in international economies may make it more difficult for us to predict quarterly results in the future, and could negatively impact our business, operating results and financial condition for an indefinite period of time.

         Our expense levels are based on our expectations of future revenues. Since software license sales are typically accompanied by a significant amount of consulting, implementation and support services, the size of our services organization must be managed to meet our anticipated software license revenues. As a result, we hire and train service personnel and incur research and development costs in advance of anticipated software license revenues. If software revenues fall short of our expectations, or if we are unable to fully utilize our service personnel, our operating results are likely to decline because a significant portion of our expenses cannot be quickly reduced to respond to any unexpected revenue shortfall.

         We believe there was a slowing in demand in 1999 for our Enterprise Systems and In-store Systems due, in part, to deferred purchasing decisions related to the millenium change. Although we believe the deferred purchasing decisions that affected our 1999 results are being released and that normal selling cycles are returning, we still remain cautious regarding the length and predictability of selling cycles. Based on the foregoing, we believe that future revenues, expenses and operating results are likely to vary significantly from quarter-to-quarter. As a result, quarter-to-quarter comparisons of operating results are not necessarily meaningful. Furthermore, it is likely that in some future quarter our operating results may be below the expectations of public market analysts or investors. If that happens, or if adverse conditions prevail, or are perceived to prevail, with respect to our business or generally, the price of our common stock may decline.

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

         In addition, e-commerce on the Internet is dramatically impacting the retail industry. The traditional "brick and mortar" retailers that we have historically served now face substantial competition from Internet-based retailers that may negatively impact their ability to purchase our products. We announced the commercial availability of the MMS.com e-commerce product during the third quarter of 1999 and to date there have only been limited sales of this product. In addition, we have only recently announced our intentions to develop a series of business-to-business e-commerce solutions. These solutions include Internet Portals which are web-based interfaces that provide retailers with a one-stop destination for internal users, customers and suppliers to access multiple information sources and applications. The markets for e-commerce products are new and quickly evolving. We expect significant growth in these e-commerce markets over the Internet; however, we are unable to predict the full impact this emerging form of commerce will have on the traditional "brick and mortar" retail operations we have historically served. If the markets for our MMS.com and Internet Portals products, or other future web-enabled products fail to develop, develop more slowly than expected or become saturated with competitors, or if our e-commerce products are not accepted in the marketplace, our business, operating results and financial condition could be negatively impacted.

         We also believe that the retail industry may be consolidating and that the industry is from time-to-time subject to increased competition and weakening economic conditions that could negatively impact the industry, our customers' ability to pay for our products and services and which have and could potentially lead to an increased number of bankruptcy filings. Such consolidation and weakening economic conditions have in the past, and may in the future, negatively impact our revenues, reduce the demand for our products and may negatively impact our business, operating results and financial condition.

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

         A Significant Portion of Our Revenues Are Derived from the Sale of the MMS Product. We have historically derived a significant portion of our revenues from software licenses and consulting, maintenance and other services related to MMS. MMS revenues are partially dependent on the continued vitality in and support of the IBM AS/400 platform, which we believe is a favored platform in the retail industry. Although we expect MMS revenues to continue to represent a significant portion of total revenues for the foreseeable future, MMS revenues as a percentage of total revenues may continue to decline as a result of reduced demand for MMS and/or increased revenues attributable to our other product lines. The lifecycle of the MMS product line is difficult to estimate due largely to the potential effect of new products, hardware platforms, applications and product enhancements, including our own changes, in the retail industry and future competition. Any decline in MMS revenues, as a result of competition, technological change, a decline in the market for or support of the IBM AS/400 platform, or other factors, which are not offset by increases in revenues from other products, will cause our business, operating results and financial condition to decline. We cannot guarantee that prospective purchasers of our IBM AS/400-based products will respond favorably to our future or enhanced software products or that we will continue to be successful in selling our software products or services in the IBM AS/400 market.

         We Have Only Deployed Certain of Our Software Products On a Limited Basis. Certain of our software products, including MMS.com, Internet Portals, ODBMS, Win/DSS, Retail IDEAS, and the Arthur Suite have been commercially released within the last five years. The market for these products is continually evolving, and we believe that retailers may be more cautious than other businesses in adopting client/server technologies. Consequently, we cannot predict the growth rate, if any, and size of the markets for our client/server or e-commerce products or that these markets will continue to develop. Potential and existing customers may find it difficult, or be unable, to successfully implement our client/server and e-commerce products, or may not purchase our products for a variety of reasons, including: their inability to obtain hardware, software, networking infrastructure, or sufficient internal staff required to implement, operate and maintain an open, client/server solution; the generally longer time periods and greater cost required to implement such products as compared to IBM AS/400-based products; and limited implementation experience with such products or third-party implementation providers. In addition, we must overcome significant obstacles to successfully market our client/server and e-commerce products, including limited experience of our sales and consulting personnel in the client/server market and a limited market size. If the markets for our client/server or e-commerce products fail to develop, develop more slowly than expected or become saturated with competitors, or if our products are not accepted in the marketplace or are technically flawed, our business, operating results and financial condition will decline.

         Although sales of our ODBMS product have shown some improvement during the last six months of 1999 and the first quarter of 2000, overall sales of the ODBMS product have historically failed to meet our expectations. We believe that sales of ODBMS have been affected by a significant drop-off in demand related to the millenium change, external and internal marketing issues, increased competition, a limited number of referenceable implementations, and certain design and stability issues in earlier versions of the ODBMS product. Since implementation of ODBMS generally involves customer-specific customization and integration with a variety of hardware and software systems developed by third parties, each version of the product may contain undetected errors when first released. We have only discovered and evaluated certain of these problems after the ODBMS product has been implemented and used by our clients with live data over time, with different computer systems and in a variety of applications and environments. There can be no assurance the next generation ODBMS open/client server solution, version 4.1, that was commercially released in January 2000 does not contain undetected errors.

         We announced the commercial availability of the MMS.com e-commerce product during the third quarter of 1999 and to date there have only been limited sales of this product. In addition, we have only recently announced our intentions to develop a series of business-to-business e-commerce solutions. These solutions include Internet Portals, which are web-based interfaces that provide retailers with a one-stop destination for internal users, customers and suppliers to access multiple information sources and applications. The markets for e-commerce products are new and quickly evolving. We expect significant growth in these e-commerce markets over the Internet, however, we are unable to predict the full impact this emerging form of commerce will have on the traditional "brick and mortar" retail operations historically served by our other software products. If the markets for our MMS.com and Internet Portals products, or other future web-enabled products fail to develop, develop more slowly than expected or become saturated with competitors, or if our e-commerce products are not accepted in the marketplace, our business, operating results and financial condition could be negatively impacted.

         There Are Many Risks Associated with International Operations. Our international revenues represented 51% of total revenues in the first quarter of 2000 as compared 47%, 46% and 55% in the years ended December 31, 1999, 1998 and 1997, respectively. Although, we expect international revenues will continue to account for a significant portion of our revenues for the foreseeable future, we remain cautious about our expectations regarding international operations in the near term. If our international operations grow, we must recruit and hire a number of new consulting, sales and marketing and support personnel in the countries we have or will establish offices. Our entry into new international markets typically requires the establishment of new marketing and distribution channels as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. The opening of our new offices typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire or that we will be successful at hiring, training or retaining such personnel. In addition, we cannot assure you that we will be able to successfully expand our international operations in a timely manner which could negatively impact our business, operating results and financial condition.

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

         We Must Keep Pace With Technological Change To Remain Competitive. The computer software industry and the business-to-business e-commerce markets for our products are subject to rapid technological change, changing customer requirements, frequent product introductions embodying new technologies and the emergence of new industry standards could render our products and services obsolete and unmarketable. As a result, our position in our existing markets, or other markets that we may enter, could erode rapidly from technological advancements not adopted by us, or through our failure to develop products and services and maintain strategic relationships that are compatible with industry standards. The lifecycles of our products are difficult to estimate. The products must keep pace with technological developments, conform to evolving industry standards and address increasingly sophisticated client needs. We believe that we must continue to respond quickly to the retailers' needs for broad functionality and multi-platform support and to advances in hardware and operating systems. We may experience future difficulties that could delay or prevent the successful development, introduction and marketing of new products, or that new products and product enhancements will meet the requirements of the marketplace and achieve market acceptance. If we are unable to develop and introduce products in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition would be negatively impacted.

         Our Success Depends Upon Our Proprietary Technology. Our success and competitive position is dependent in part upon our ability to develop and maintain the proprietary aspect of our technology. We rely on a combination of trademark, trade secret, copyright law and contractual restrictions to protect the proprietary aspects of our technology. We seek to protect the source code to our software, documentation and other written materials under trade secret and copyright laws. Effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. We license our software products under signed license agreements that impose restrictions on the licensee's ability to utilize the software and do not permit the re-sale, sublicense or other transfer of the source code. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and independent consultants to execute confidentiality agreements with us and by restricting access to our source code.

         We license and integrate technology from third parties in our certain of our software products. For example, we license the Uniface client/server application development technology from Compuware, Inc. for use in ODBMS, certain applications from Silvon Software, Inc. for use in Retail IDEAS, IBM's Net.commerce merchant server software for use in MMS.com, and the Syncsort application for use in the Arthur Suite. These third party licenses generally require us to pay royalties and fulfill confidentiality obligations. Our license with Compuware, Inc. has expired and is being actively re-negotiated. The outcome of our negotiations with Compuware Inc. cannot be predicted, but we currently believe that in order to continue to license the Uniface technology we will be required to pay moderately to significantly higher royalty rates to Compuware, Inc. in the future. If we are unable to continue to license the Uniface client/server application development technology or any of the other third party software, or if the third party licensors do not adequately maintain or update their products, we would face delays in the releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our software products. These delays, if they occur, could have a material adverse effect on our business, operating results and financial condition. It is also possible that intellectual property acquired from third parties through acquisitions, mergers, licenses or otherwise may not have been adequately protected. The reverse engineering, unauthorized copying, or other misappropriation of our technology could enable third parties to benefit from our technology without paying for it.

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

         We May Have Difficulty Integrating Acquisitions. We continually evaluate potential acquisitions of complementary businesses, products and technologies, including those which are significant in size and scope. On April 6, 2000 we acquired certain assets of Intactix International, Inc. ("Intactix") from Pricer AB for $20.5 million in cash and assumed certain trade, leasehold, and other accrued liabilities, and specific acquisition related liabilities. The acquisition will be accounted for as a purchase, and accordingly, the operating results of Intactix will be included in our consolidated financial statements from the date of closing. We expect to incur between $5.0 million and $5.5 million in restructuring costs over the next six months, including fees to third parties for services related to the acquisition, to integrate our two businesses and take advantage of the operational synergies.

         Acquisitions such as Intactix or others we may pursue involve a number of special risks. Those risks include the inability to obtain, or meet conditions imposed for, governmental approvals for the acquisition, diversion of management's attention to the assimilation of the operations and personnel of acquired businesses, costs related to the acquisition and the integration of the acquired businesses, products, technologies and employees into our business and product offerings. Achieving the anticipated benefits of any acquisition will depend, in part, upon whether integration of the acquired business, products, technology, or employees is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The difficulties of such integration may be increased by the necessity of coordinating geographically disparate organizations, the complexity of the technologies being integrated, and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. The inability of management to successfully integrate any acquisition that we may pursue, and any related diversion of management's attention, could have a material adverse effect on our business, operating results and financial condition. Moreover, there can be no assurance that any products acquired will gain acceptance in our markets, or that we will be able to penetrate new markets successfully or that we will obtain the anticipated or desired benefits of such acquisitions. Any acquisition which we pursue or consummate could result in the incurrence of debt and contingent liabilities, amortization of goodwill and other intangibles, purchased research and development expense, other acquisition-related expenses and the loss of key employees, any of which could have a material adverse effect on our business, operating results and financial condition.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to certain market risks in the ordinary course of our business. These risks result primarily from changes in foreign currency exchange rates and interest rates. In addition, our international operations are subject to risks related to differing economic conditions, changes in political climate, differing tax structures, and other regulations and restrictions.

         Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 51% of our total revenues in the first quarter of 2000, as compared with 46% in the first quarter of 1999. In addition, the identifiable net assets of our foreign operations totaled 16% of consolidated assets as of March 31, 2000, as compared with 18% at December 31, 1999. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders' equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting unrealized foreign currency exchange losses of $210,000 for the three months ended March 31, 2000, as compared with $629,000 in the comparable quarter of 1999. We have not engaged in foreign currency hedging transactions.

         Interest rates. We invest our cash in a variety of financial instruments, including bank time deposits, and variable and fixed rate obligations of the U.S. Government and its agencies, states, municipalities, commercial paper and corporate bonds. These investments are denominated in U.S. dollars. We classify all of our investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on our investments is reflected in our financial statements under the caption "Other income, net."

         Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to a change in interest rates. We hold our investment securities for purposes other than trading. The fair value of securities held at March 31, 2000 was $23.0 million with interest rates generally ranging between 5% and 6%.

                           PART II: OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS:

         The U.S. District Court for the District of Arizona dismissed, without leave to amend, all pending securities class action complaints previously filed against the Company and certain of our current and former directors and officers. The complaint, originally filed on January 13, 1999 (Bernat v. JDA Software Group, Inc., et al., Dist. of Arizona No. CIV'99-0065 PHX RGS), alleged that we misled investors as to certain aspects of our business and prospects. The Plaintiffs in the case have the right of appeal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         No matters submitted to a vote of security holders during the quarter ended March 31, 2000.

ITEM 5. OTHER INFORMATION:

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      Exhibits:

                  See Exhibit Index.

         (b)      Reports on Form 8-K:

         A Form 8-K dated February 24, 2000 was filed with the Securities and Exchange Commission on March 1, 2000 to announce the signing of a definitive Asset Purchase Agreement to acquire the assets of Intactix International, Inc. ("Intactix"), from Pricer AB of Sweden for $20.5 million in cash, and the assumption of certain trade, leasehold, and other accrued liabilities, and specific acquisition related liabilities. Intactix is a leading provider of space management solutions for the retail industry and consumer product goods manufacturers. The Intactix products provide planogramming tools that allow users to build, analyze, and distribute graphical diagrams for space management, store layout planning and shelf assortment. The acquisition will be accounted for as a purchase, and accordingly, the operating results of Intactix will be included in our consolidated financial statements from the date of closing. The acquisition was subject to the approval of certain government regulatory agencies and other standard conditions, and was expected to close in early April 2000.

         A Form 8-K dated April 6, 2000 was filed with the Securities and Exchange Commission on April 13, 2000 to announce the completion of the acquisition of Intactix pursuant to the Asset Purchase Agreement dated February 24, 2000. The financial statements of the business acquired and the required pro forma financial information will be filed with the Securities and Exchange Commission on Form 8-K/A.

                            JDA SOFTWARE GROUP, INC.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             JDA SOFTWARE GROUP, INC.


Dated:  May 15, 2000         By: /s/ Kristen L. Magnuson
                                ------------------------------------------------
                                  Kristen L. Magnuson
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

       EXHIBIT
       NUMBER                       DESCRIPTION OF DOCUMENT
       -------                      -----------------------

       2.1**             -- Asset Purchase Agreement dated as of June 4, 1998, by and among JDA Software Group, Inc., JDA Software, Inc. and
                            Comshare, Incorporated.

       2.2###            -- Asset Purchase Agreement dated as of February 24, 2000, by and among JDA Software Group, Inc., Pricer AB, and Intactix
                            International, Inc.

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

       10.3#(1)          -- 1996 Stock Option Plan, as amended.

       10.4*(1)          -- 1996 Outside Directors Stock Option Plan and forms of
                            agreement thereunder.

       10.5***(1)        -- Employment Agreement between James D. Armstrong and JDA
                            Software, Inc. dated January 1, 1998.

       10.6***(1)        -- Employment Agreement between Frederick M. Pakis and JDA
                            Software, Inc. dated January 1, 1998.

       10.7##(1)         -- Employment Agreement between Frederick M. Pakis, JDA
                            Software Group, Inc. and JDA Software, Inc. effective as of
                            July 31, 1999.

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

       10.13*(2)         -- License Agreement between Uniface Corporation and JDA
                            Software, Inc. dated February 9, 199.

       10.14*(2)         -- Standard Value-Added Reseller Agreement between Uniface
                            Corporation and JDA Software, Inc. dated February 9, 1994.

       10.15*(1)         -- JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 1995.

       10.16#            -- Business Loan Agreement between Bank of America Arizona and
                            JDA Software, Inc. dated September 30, 1998.

       10.17***(1)       -- Form of Amendment of Stock Option Agreement between JDA
                            Software Group, Inc and Kristen L. Magnuson, amending
                            certain stock options granted to Ms. Magnuson pursuant to
                            the JDA Software Group, Inc. 1996 Stock Option Plan on
                            September 11, 1997 and January 27, 1998.

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

       10.20-(1)(3)      -- Form of Incentive Stock Option Agreement between JDA
                            Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted
                            pursuant to the JDA Software Group, Inc. 1996 Stock Option
                            Plan.

       10.21-(1)(3)      -- Form of Nonstatutory Stock Option Agreement between JDA
                            Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted
                            pursuant to the JDA Software Group, Inc. 1996 Stock Option
                            Plan.

       10.22-(1)(4)      -- Form of Amendment of Stock Option Agreement between JDA
                            Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA
                            Software Group, Inc. 1995 Stock Option Plan

       10.23-(1)(5)      -- Form of Amendment of Stock Option Agreement between JDA
                            Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA
                            Software Group, Inc. 1996 Stock Option Plan

       10.24-(1)(6)      -- Form of Incentive Stock Option Agreement between JDA
                            Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted
                            pursuant to the JDA Software Group, Inc. 1996 Stock Option
                            Plan

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

# Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed on March 31, 1998.

## Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, as filed on November 12, 1999.

### Incorporated by reference to the Company's Current Report on Form 8-K dated February 24, 2000, as filed on March 1, 2000.

- Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.

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