Form 10-Q
period 2000-06-30
JDA SOFTWARE GROUP INC
filed 2000-08-14
CIK 1006892

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                    YES [X]                NO  [ ]

         The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 24,342,423 as of July 31, 2000.

                            JDA SOFTWARE GROUP, INC.

                                    FORM 10-Q


                                TABLE OF CONTENTS

                                                                                                     Page No.
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
         Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999 ....          3

         Condensed Consolidated Statements of Income for the Three and Six
                  Months Ended June 30, 2000 and June 30, 1999 ..............................          4

         Condensed Consolidated Statements of Comprehensive Income for the Three and Six
                  Months ended June 30, 2000 and June 30, 1999 ..............................          5

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                  June 30, 2000 and June 30, 1999 ...........................................          6

        Notes to Interim Condensed Consolidated Financial Statements ........................          8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations         11

Item 3. Quantitative and Qualitative Disclosures About Market Risk ..........................         28

PART II: OTHER INFORMATION

Item 1. Legal Proceedings ...................................................................         30

Item 4. Submission of Matters to a Vote of Security Holders .................................         30

Item 6. Exhibits and Reports on Form 8-K ....................................................         30

Signature ...................................................................................         31


                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            JDA SOFTWARE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                           JUNE 30,          DECEMBER 31,
                                                                                             2000                1999
                                                                                         ------------        ------------
CURRENT ASSETS:
     Cash and cash equivalents                                                             $  42,844          $  58,283
     Marketable securities                                                                    28,201             30,423
     Accounts receivable, net                                                                 49,129             32,302
     Income tax receivable                                                                        24              2,201
     Deferred tax asset                                                                        3,767              2,345
     Prepaid expenses and other current assets                                                 8,364              5,114
                                                                                           ---------          ---------
         Total current assets                                                                132,329            130,668

PROPERTY AND EQUIPMENT, NET                                                                   22,473             23,987
GOODWILL AND OTHER INTANGIBLES, NET                                                           52,004             31,635
DEFERRED TAX ASSET                                                                             4,468              5,933
MARKETABLE SECURITIES                                                                          5,374              4,822
                                                                                           ---------          ---------
         Total assets                                                                      $ 216,648          $ 197,045
                                                                                           =========          =========


CURRENT LIABILITIES:
     Accounts payable                                                                      $   2,776          $   2,669
     Accrued expenses and other liabilities                                                   17,316             11,929
     Deferred revenue                                                                         13,983              7,584
                                                                                           ---------          ---------
         Total current liabilities                                                            34,075             22,182

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value.  Authorized 2,000,000 Shares; None issued or                --                 --
         outstanding
     Common stock, $.01 par value.  Authorized 50,000,000 Shares; Issued and
         outstanding 24,225,101 and 23,954,537, respectively                                     242                240
     Additional paid in capital                                                              178,831            176,101
     Accumulated earnings (deficit)                                                            5,886                (93)
     Accumulated other comprehensive loss                                                     (2,386)            (1,385)
                                                                                           ---------          ---------
         Total stockholders' equity                                                          182,573            174,863
                                                                                           ---------          ---------
                  Total liabilities and stockholders' equity                               $ 216,648          $ 197,045
                                                                                           =========          =========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDA SOFTWARE GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                  THREE MONTHS                      SIX MONTHS
                                                                  ENDED JUNE 30,                    ENDED JUNE 30,
                                                                 --------------                     --------------

                                                               2000             1999             2000             1999
                                                               ----             ----             ----             ----
REVENUES:
     Software licenses                                     $ 18,630         $ 10,669         $ 34,132         $ 18,093
     Consulting services                                     19,703           21,759           38,258           45,033
     Maintenance services                                     7,770            4,748           12,913            9,236
                                                           --------         --------         --------         --------
         Total revenues                                      46,103           37,176           85,303           72,362
                                                           --------         --------         --------         --------

COST AND EXPENSES:
     Cost of software licenses                                  807              529            1,698            1,013
     Cost of consulting services                             16,090           15,883           31,635           32,634
     Cost of maintenance services                             2,088            1,472            3,862            3,047
     Product development                                      7,019            6,180           13,174           11,794
     Sales and marketing                                      7,442            6,385           13,904           12,878
     General and administrative                               5,309            5,240            9,318            9,315
     Amortization of intangibles                              1,917            1,103            3,009            2,225
     Purchased in-process research and development              200               --              200               --
     Restructuring and asset disposition charge                  --               --              828            2,111
                                                           --------         --------         --------         --------
         Total cost and expenses                             40,872           36,792           77,628           75,017
                                                           --------         --------         --------         --------

INCOME (LOSS) FROM OPERATIONS                                 5,231              384            7,675           (2,655)
     Other income, net                                          935              916            2,127            1,839
                                                           --------         --------         --------         --------
INCOME (LOSS) BEFORE INCOME TAXES                             6,166            1,300            9,802             (816)
     Income tax provision (benefit)                           2,405              520            3,823             (326)
                                                           --------         --------         --------         --------
NET INCOME (LOSS)                                          $  3,761         $    780         $  5,979         $   (490)
                                                           ========         ========         ========         ========
BASIC EARNINGS (LOSS) PER SHARE                            $    .16         $    .03         $    .25         $   (.02)
                                                           ========         ========         ========         ========
DILUTED EARNINGS (LOSS) PER SHARE                          $    .15         $    .03         $    .24         $   (.02)
                                                           ========         ========         ========         ========
SHARES USED TO COMPUTE:
    Basic earnings (loss) per share                          24,218           23,724           24,148           23,636
                                                           ========         ========         ========         ========
    Diluted earnings (loss) per share                        25,448           23,724           25,379           23,636
                                                           ========         ========         ========         ========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDA SOFTWARE GROUP, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (in thousands, unaudited)


                                                                              THREE MONTHS                    SIX MONTHS
                                                                               ENDED JUNE 30,                  ENDED JUNE 30,
                                                                               ------------                     ----------
                                                                          2000             1999             2000             1999
                                                                       -------          -------          -------          -------
NET INCOME (LOSS)                                                      $ 3,761          $   780          $ 5,979          $  (490)

OTHER COMPREHENSIVE LOSS:
       Unrealized holding gain (loss) on marketable securities
           available for sale, net                                           7               --               29               --
       Foreign currency translation adjustment                            (820)             (83)          (1,030)            (712)
                                                                       -------          -------          -------          -------
COMPREHENSIVE INCOME (LOSS)                                            $ 2,948          $   697          $ 4,978          $(1,202)
                                                                       -------          -------          -------          -------


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            JDA SOFTWARE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                                       SIX MONTHS
                                                                                                     ENDED JUNE 30,
                                                                                                     --------------
                                                                                                 2000               1999
                                                                                                 ----               ----
OPERATING ACTIVITIES:

     Net income (loss)                                                                         $   5,979          $    (490)
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                             6,955              5,888
         Provision for doubtful accounts                                                           1,194              1,950
         Net loss on disposal of property and equipment                                               96                218
         Write-off of purchased in-process research and development                                  200                 --
         Deferred income taxes                                                                        43                 74

     Changes in assets and liabilities:
         Accounts receivable                                                                     (13,060)            (1,325)
         Income tax receivable                                                                     2,109               (871)
         Prepaid expenses and other current assets                                                (1,984)              (166)
         Accounts payable                                                                           (128)            (1,799)
         Accrued expenses and other liabilities                                                     (708)            (1,045)
         Deferred revenue                                                                            588                 24
                                                                                                ---------          ---------
              Net cash provided by operating activities                                            1,284              2,458
                                                                                                ---------          ---------

INVESTING ACTIVITIES:

     Purchase of marketable securities                                                          (274,339)          (105,396)
     Sales of marketable securities                                                                5,244             14,349
     Maturities of marketable securities                                                         270,794             81,545
     Purchase of Intactix International, Inc., net of cash acquired                              (18,677)                --
     Purchase of property and equipment                                                           (2,618)            (6,677)
     Proceeds from disposal of property and equipment                                                582              1,237
                                                                                                ---------          ---------
              Net cash used in investing activities                                              (19,014)           (14,942)
                                                                                                ---------          ---------
FINANCING ACTIVITIES:

     Issuance of common stock - stock option plan                                                  1,132                421
     Issuance of common stock - employee stock purchase plan                                       1,338              1,574
     Tax benefit - stock options and employee stock purchase plan                                    262                 --
     Payments on capital lease obligations                                                           (20)               (46)
                                                                                                ---------          ---------
              Net cash provided by financing activities                                            2,712              1,949
                                                                                                ---------          ---------
Effect of exchange rates on cash                                                                    (421)              (118)
                                                                                                 ---------          ---------

Net (decrease) increase in cash and cash equivalents                                             (15,439)           (10,653)
                                                                                                ---------          ---------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    58,283             42,376
                                                                                                ---------          ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $  42,844          $  31,723
                                                                                               =========          =========

                            JDA SOFTWARE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)


                                                                                                   SIX MONTHS
                                                                                                  ENDED JUNE 30,
                                                                                                  --------------
                                                                                              2000            1999
                                                                                              ----            ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for:

         Income taxes                                                                        $  1,424        $  1,288
                                                                                             ========        ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

     Acquisition of Intactix International, Inc.:

         Fair value of current assets acquired, other than cash                             $ (6,680)
         Fixed assets                                                                           (534)
         In-process research and development                                                    (200)
         Developed software and other intangibles                                            (23,381)
         Liabilities assumed                                                                    6,325
         Deferred revenue                                                                       5,793
                                                                                           ----------
                     Net cash used to purchase Intactix International, Inc.                $ (18,677)
                                                                                           ----------

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            JDA SOFTWARE GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT PERCENTAGES, SHARES, PER SHARE
                        AMOUNTS, OR AS OTHERWISE STATED)
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2.       ACQUISITION

         We acquired certain assets of Intactix International, Inc. ("Intactix") from Pricer AB in April 2000 for $20.5 million in cash and assumed certain leasehold, trade and other accrued liabilities, and specific acquisition related liabilities. Intactix is a leading provider of space management solutions for the retail industry and consumer product goods manufacturers. The acquisition was accounted for as a purchase, and accordingly, the operating results of Intactix have been included in our consolidated financial statements from the date of acquisition. The purchase price was allocated to the assets acquired, which include certain intangible assets and in-process research and development ("IPR&D"), based on their fair market values. The acquisition resulted in an excess of acquired net assets over cost. This excess has been allocated to reduce proportionately the values assigned to certain intangible assets in determining their fair values. IPR&D includes the value of products in the development stage for which technological feasibility has not been established and which we believe have no alternative future use. In accordance with applicable accounting rules and the valuation guidance provided by the Securities and Exchange Commission, we expensed $200,000 of purchased IPR&D during the second quarter of 2000 and recorded a related tax benefit of $78,000. The following pro forma consolidated results of operations for the six months ended June 30, 2000 and 1999 assume the Intactix acquisition occurred as of January 1 of each year. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

                                                     SIX MONTHS
                                                     ENDED JUNE 30,
                                                    --------------
                                                2000              1999
                                                ----              ----

Total revenues ..................         $   91,540         $   84,589
Net income (loss) ...............         $    5,336         $   (2,626)
Basic earnings (loss) per share .         $      .22         $     (.11)
Diluted earnings (loss) per share         $      .21         $     (.11)

3.       EARNINGS PER SHARE

         Shares used in the earnings per share calculation are as follows. Common stock equivalents have been excluded from the earnings (loss) per share calculation for the three and six months ended June 30, 1999 as their effect would be antidilutive:

                                                THREE MONTHS                 SIX MONTHS
                                                ENDED JUNE 30,               ENDED JUNE 30,
                                               --------------               --------------
                                             2000           1999           2000           1999
                                             ----           ----           ----           ----
Shares--Basic earnings per share . ......  24,218         23,724         24,148         23,636
Dilutive common stock equivalents .......   1,230             --          1,231             --
                                           ------         ------         ------         ------
Shares--Diluted earnings per share ......  25,448         23,724         25,379         23,636
                                           ======         ======         ======         ======

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

                                                 THREE MONTHS                       SIX MONTHS
                                                ENDED JUNE 30,                      ENDED JUNE 30,
                                                --------------                     --------------
                                            2000              1999              2000              1999
                                            ----              ----              ----              ----
REVENUES:
United States                             $ 27,582          $ 18,657          $ 46,961          $ 38,869

EMEA                                         8,500            10,775            18,216            20,697
Asia/Pacific                                 6,568             3,168            13,494             5,371
Canada                                       2,700             2,175             3,827             4,925
Latin America                                1,501             3,070             3,873             4,289
                                          --------          --------          --------          --------
     Total International                    19,269            19,188            39,410            35,282
                                          --------          --------          --------          --------
Sales and transfers among regions             (748)             (669)           (1,068)           (1,789)
                                          --------          --------          --------          --------
          Total revenues                  $ 46,103          $ 37,176          $ 85,303          $ 72,362
                                          ========          ========          ========          ========



                                            JUNE 30,        DECEMBER 31,
                                             2000              1999
IDENTIFIABLE ASSETS:
United States                               $174,670         $161,126

EMEA                                          23,373           20,443
Asia/Pacific                                   9,516            6,979
Canada                                         5,411            4,396
Latin America                                  3,678            4,101
                                            --------         --------
     Total International                      41,978           35,919
                                            --------         --------
          Total identifiable assets         $216,648         $197,045
                                            ========         ========

         We classify our products and services into three primary product categories: Enterprise Systems which are corporate level merchandise management systems that gather and distribute data throughout an organization to support the retail process and provide decision support for inventory control, cost and price management, purchase order management, automated replenishment, merchandise planning and allocation; In-store Systems that provide point-of-sale and back office applications which enable a retailer to capture, analyze and transmit customer demographic and other operational information to corporate level merchandise management systems; and Analytic Applications that provide a comprehensive set of tools for analyzing business results and trends, monitoring strategic plans and enabling tactical decisions. A summary of the revenues and operating income (loss) attributable to each of these product categories for the three and six months ended June 30, 2000 and 1999 is as follows:

                                                                    THREE MONTHS                    SIX MONTHS
                                                                    ENDED JUNE 30,                 ENDED JUNE 30,
                                                                   --------------                 --------------
                                                                2000            1999            2000            1999
                                                                ----            ----            ----            ----
 REVENUES:
    Enterprise Systems                                         $22,104         $21,262         $44,521         $44,182
     In-store Systems                                            8,329           6,072          14,458          11,026
     Analytic Applications                                      15,670           9,842          26,324          17,154
                                                               -------         -------         -------         -------
          Total revenues                                       $46,103         $37,176         $85,303         $72,362
                                                               =======         =======         =======         =======



                                                            THREE MONTHS                    SIX MONTHS
                                                             ENDED JUNE 30,                 ENDED JUNE 30,
                                                             --------------                 --------------
                                                         2000             1999             2000             1999
                                                         ----             ----             ----             ----
OPERATING INCOME (LOSS):
     Enterprise Systems                               $ 3,498          $   980          $ 7,514          $ 2,563
     In-store Systems                                   3,401            1,133            4,839            1,705
     Analytic Applications                              1,635            2,070            3,268            2,571
     Other                                             (3,303)          (3,799)          (7,946)          (9,494)
                                                      -------          -------          -------          -------
          Total income (loss) from operations         $ 5,231          $   384          $ 7,675          $(2,655)
                                                      =======          =======          =======          =======


DEPRECIATION AND AMORTIZATION:
     Enterprise Systems                               $ 1,466          $ 1,509          $ 2,901          $ 2,957
     In-store Systems                                     393              329              753              620
     Analytic Applications                              2,110            1,159            3,301            2,311
                                                      -------          -------          -------          -------
          Total depreciation and amortization         $ 3,969          $ 2,997          $ 6,955          $ 5,888
                                                      =======          =======          =======          =======

         The operating income shown for Enterprise Systems, In-store Systems and Analytic Applications includes direct expenses for software licenses, consulting services, maintenance services, sales and marketing expenses, product development expenses and amortization of related intangibles, as well as allocations for occupancy costs and depreciation expense. All other non-allocated expenses that are not directly identified with a particular operating segment are reported under the caption "Other" including the $828,000 and $2.1 million restructuring and asset disposition charges that were recorded during the first quarters of 2000 and 1999, respectively. The improvements in operating income between the periods presented reflect the increased gross profits resulting from a higher mix of software sales as a percentage of total revenues.

5.     RESTRUCTURING AND ASSET DISPOSITION CHARGE

During the first quarter of 2000, we recorded the following restructuring and asset disposition charge.


                                                              ACTUAL
                                                             LOSS ON
        DESCRIPTION OF THE       INITIAL                    DISPOSAL OF       NON-CASH      ADJUSTMENTS TO     BALANCE AT
        CHARGE                   RESERVE   CASH CHARGES       ASSETS          CHARGES          EXPENSE       JUNE 30, 2000
        ------                   -------   ------------       ------          -------          -------       -------------
Severance, benefits
and related legal costs         $ 770         $(759)         $  --            $ (11)            $ --            $--
Write down of fixed
assets                             58            --            (56)              (2)              --             --
                                ------------------------------------------------------------------------------------------

TOTAL JUNE 30, 2000             $ 828         $(759)         $ (56)           $ (13)            $ --            $--
                               ===========================================================================================

         The restructuring initiatives involved a workforce reduction of 65 full-time employees including certain implementation and maintenance service employees (43 FTE), administrative functions in the United States, Europe and Canada (15 FTE) and certain product development activities (7 FTE). All workforce reductions associated with this charge were made on or before March 31, 2000. As of June 30, 2000 we had utilized all of the remaining reserve.

         During the first quarter of 1999, we recorded the following restructuring and asset disposition charge:

                                                                   ACTUAL
                                                                  LOSS ON
        DESCRIPTION OF THE       INITIAL                         DISPOSAL OF       NON-CASH      ADJUSTMENTS TO    BALANCE AT
        CHARGE                   RESERVE   CASH CHARGES            ASSETS          CHARGES          EXPENSE       JUNE 30, 2000
        ------                   -------   ------------            ------          -------          -------       -------------

Severance, benefits and         $ 1,378         $(1,488)              --               --          $   110         $ --
related legal costs
Lease Exit Costs                    226            (154)              --              (72)                           --
Write down of fixed                 507              --             (614)              --              107           --
assets
                               -------------------------------------------------------------------------------------------------
TOTAL JUNE 30, 2000             $ 2,111         $(1,642)         $  (614)         $   (72)         $   217         $ --
                               =================================================================================================

         The restructuring initiatives involved a workforce reduction of 54 full-time employees in the United States and Europe , the closure of three unprofitable sales and support locations in Germany, France and South Africa, the disposal of property and equipment related to the closure of these locations and the disposal of furniture that was abandoned with the consolidation of our corporate operations into one facility , and the release of over 80 subcontractors worldwide. The employees that were terminated were out of our consulting services group (31 FTE), executive and administrative positions (9
FTE), product development (9 FTE) and sales and marketing (5 FTE). All workforce reductions included in the restructuring charge were made on or before March 31, 1999. As of June 30, 2000 we had utilized all of the remaining reserve.

6. LEGAL PROCEEDINGS

         On March 23, 2000, the U.S. District Court for the District of Arizona dismissed, without leave to amend, all pending securities class action complaints previously filed against the Company and certain of our current and former directors and officers. The complaint, originally filed on January 13, 1999 (Bernat v. JDA Software Group, Inc., et al., Dist. of Arizona No. CIV'99-0065 PHX RGS), alleged that we misled investors as to certain aspects of our business and prospects. The court approved the stipulation regarding termination of action on May 30, 2000.

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

8. RECLASSIFICATIONS

         Certain reclassifications have been made to the 1999 financial statements to conform to the June 30, 2000 presentation.


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

OVERVIEW

    We are a leading provider of software solutions designed specifically to address the supply chain management, business process, analytic application and e-commerce requirements of the retail industry. We have developed and marketed our software solutions for over 15 years, principally for operation on the IBM AS/400 platform, and more recently, for multiple open/client server environments including Windows NT and UNIX. We classify our software products into three primary categories: Enterprise Systems, In-store Systems and Analytic Applications. Our Enterprise Systems are corporate level merchandise management systems that gather and distribute operational information throughout an organization to support the retail process. These systems provide decision support to the retailer for core inventory control, cost and price management, purchase order management, automated replenishment, merchandise planning and allocation. These systems also contain warehouse management and logistics functionality that provide tools to assist retailers in automating the receiving, putaway, picking, shipping and allocation of inventory. Our In-store Systems provide point-of-sale and back office applications that enable a retailer to capture, analyze and transmit customer demographic and other operational information to corporate level merchandise management systems. These systems allow store level personnel to access enterprise-wide information, such as stock availability, pricing and inventory replenishment to better serve the consumer at the point of sale. Our Analytic Applications provide a comprehensive set of tools for analyzing business results and trends, monitoring strategic plans and enabling tactical decisions. In addition, our MMS.com product and our other announced e-commerce products under development are designed to enable retailers to expand their distribution channels and facilitate a powerful, cost-effective means of conducting business-to-consumer and business-to-business e-commerce on the Internet. We also offer a wide range of retail specific professional services that are designed to enable our clients to rapidly achieve the benefits of our solutions, including project management, system planning, design and implementation, custom configurations, training and support services. For a discussion of the financial information regarding these product categories please see the discussion in Note 4 of the Notes to Interim Condensed Consolidated Financial Statements.

     We have historically derived a significant portion of our revenues from software licenses, consulting services and maintenance services relating to our IBM AS/400-based Merchandise Management System ("MMS"). Total revenues from MMS are included in the Enterprise Systems product category and represented 30% of our total revenues during both the three months and six months ended June 30, 2000, as compared with 41% and 44%, respectively in the comparable periods of 1999. Although we expect MMS revenues to continue to represent a significant portion of total revenues for the foreseeable future, MMS revenues as a percentage of total revenues may continue to decline as a result of increased revenues attributable to our other product lines and/or reduced demand for MMS. We believe the IBM AS/400 is a widely deployed platform among those retailers we target for our products, particularly in North America. However, the lifecycle of the MMS product line is difficult to estimate due largely to the potential effect of new products, hardware platforms, applications and product enhancements, including our own changes, on the retail industry and future competition.

         Software license revenues, consulting services revenues and maintenance services revenues represented 40%, 43% and 17%, respectively, of our total revenues during the three months ended June 30, 2000, as compared with 29%, 58% and 13%, respectively in the comparable quarter of 1999. We believe that sales of our Enterprise Systems and In-Store Systems were affected during 1999 by deferred purchasing decisions related to the millennium change, external and internal marketing issues, longer sales cycles, increased competition and/or lack of desired feature and functionality, and in the case of ODBMS, a limited number of referenceable implementations. Software license revenues for the three months ended June 30, 2000 increased 75% over the comparable quarter of 1999. This increase was due to increases in each of our product categories and $2.2 million in software license revenues from the Intactix product line that was acquired in April 2000. We expect continued year-over-year growth in the third and fourth quarters of 2000, however, on a sequential basis we expect software licenses to be down in the third quarter of 2000 due to the seasonal lows associated with the peak summer vacation periods during July and August which tend to extend the sales process. This trend is consistent with that experienced during the comparable periods of 1999 and 1998.

         Our service business continues to be an important source of operating income and an important competitive strength as we position ourselves as a total solution provider for retailers. Consulting services and maintenance services revenues are derived from a range of services, the demand for which stems primarily from sales of our software products. These services include system design and implementation, software maintenance, support and training. Consulting services and maintenance services revenues are generally more predictable but generate lower gross margins than software revenues and are to a significant extent dependent upon new software license sales. Consulting services revenues decreased 9% in the second quarter of 2000 compared to 1999. This decrease was expected and is due to lower implementation revenues that resulted from the decline in new software license sales we experienced throughout most of 1999. We believe consulting services revenues will begin to recover in late 2000 as a result of the strong software license sales in the first half of 2000. Maintenance services revenues increased 64% over the second quarter of 1999 primarily as a result of incremental maintenance services revenues from the Intactix product line that was acquired in April 2000.

ACQUISITION OF INTACTIX INTERNATIONAL, INC.

         We acquired certain assets of Intactix International, Inc. ("Intactix") from Pricer AB in April 2000 for $20.5 million in cash and assumed certain leasehold, trade and other accrued liabilities, and specific acquisition related liabilities. Intactix is a leading provider of space management solutions for the retail industry and consumer product goods manufacturers. The acquisition was accounted for as a purchase, and accordingly, the operating results of Intactix have been included in our consolidated financial statements from the date of acquisition. The purchase price was allocated to the assets acquired, which include certain intangible assets and in-process research and development ("IPR&D"), based on their fair market values. The acquisition resulted in an excess of acquired net assets over cost. This excess has been allocated to reduce proportionately the values assigned to certain intangible assets in determining their fair values. IPR&D includes the value of products in the development stage for which technological feasibility has not been established and which we believe have no alternative future use. In accordance with applicable accounting rules and the valuation guidance provided by the Securities and Exchange Commission, we expensed $200,000 of purchased IPR&D during the second quarter of 2000 and recorded a related tax benefit of $78,000. The Intactix product line generated $5.5 million in total revenues during the second quarter of 2000, including $2.2 million in software license revenues, provided $648,000 of operating profit and contributed $.01 per share to the second quarter of 2000.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Revenues

         Total revenues for three months ended June 30, 2000 were $46.1 million, an increase of 24% over the $37.6 million reported in the comparable quarter of 1999. Revenues consisted of software licenses, consulting services and maintenance services, which represented 40%, 43% and 17%, respectively, of total revenues during the three months ended June 30, 2000, as compared with 29%, 58% and 13%, respectively in the comparable quarter of 1999.

         Software Licenses. Software license revenues for the three months ended June 30, 2000 were $18.6 million, an increase of 75% over the $10.7 million reported in the comparable quarter of 1999. This increase includes increases in each of our product categories and $2.2 million in software license revenues from the Intactix product line that was acquired in April 2000. We expect continued year-over-year growth in the third and fourth quarters of 2000, however, on a sequential basis we expect software licenses to be down in the third quarter of 2000 due to the seasonal lows associated with the peak summer vacation periods during July and August which tend to extend the sales process. This trend is consistent with that experienced during the comparable periods of 1999 and 1998. Domestic software license revenues increased 317% in the second quarter of 2000 compared to the second quarter of 1999 and international software license revenues decreased 14% in the second quarter of 2000 compared to the second quarter of 1999.

         Consulting Services. Consulting services revenues for the three months ended June 30, 2000 were $19.7 million, a decrease of 9% from the $21.8 million reported in the comparable quarter of 1999. This decrease was expected and is due to the lower implementation revenues that resulted from the decline in new software license sales we experienced throughout most of 1999. We believe consulting services revenues will begin to recover in late 2000 as a result of the strong software license sales in the first half of 2000.

         Maintenance Services. Maintenance services revenues for the three months ended June 30, 2000 were $7.8 million, an increase of 64% over the $4.8 million reported in the comparable quarter of 1999. The increase results primarily from the incremental maintenance services revenues from the Intactix product line that was acquired in April 2000.

Product Line Revenues

         Total revenues in our Enterprise Systems business unit increased 4% to $22.1 million in the second quarter of 2000 from $21.3 million in the comparable quarter of 1999. Software license revenues in our Enterprise Systems business unit increased 68% in the second quarter of 2000 compared to the second quarter of 1999. The increase is due primarily to increased sales of ODBMS and incremental revenues from sales of the MMS.com product that was commercially released in the second half of 1999. Consulting services revenues in this segment decreased 16% in the second quarter of 2000 compared to the second quarter of 1999. This decrease was expected and is due to lower implementation revenues that resulted from the decline in new software license sales we experienced throughout most of 1999. We believe consulting services revenues will begin to recover in late 2000 as a result of the strong software license sales in the first half of 2000. Total maintenance revenues for Enterprise Systems increased 12% in the second quarter of 2000 compared to the second quarter of 1999 as a result of increased software license sales.

         Total revenues in our In-Store Systems business unit increased 37% to $8.3 million in the second quarter of 2000 from $6.1 million in the comparable quarter of 1999. The improvement is attributable to a 164% increase in software license revenues in the second quarter of 2000 compared to the second quarter of 1999. We believe the increase is attributable to the reorganization of our sales force in early 2000 and our research and development investment to new feature and functionality for this product to address increased competition in this business segment in 1999. Consulting services revenues in this segment decreased 12% in the second quarter of 2000 compared to the second quarter of 1999. This decrease was expected and is due to the lower implementation revenues that resulted from the decline in new software license sales we experienced throughout most of 1999. Total maintenance revenues for In-store Systems increased 8% in the second quarter of 2000 compared to the second quarter of 1999 as a result of increased software license sales.

         Total revenues in our Analytic Applications business unit increased 59% to $15.7 million in the second quarter of 2000 from $9.8 million in the comparable quarter of 1999. The increase results primarily from the incremental revenues from the Intactix product line that was acquired in April 2000 which generated $5.5 million in total revenues during the second quarter of 2000, including $2.2 million in software license revenues.

Geographic Revenues

         Total revenues in the United States increased 48% to $27.6 million in the second quarter of 2000 from $18.7 million in the comparable quarter of 1999. This increase results from increases in software license sales in all product categories and maintenance service revenues of 317% and 50%, respectively in the United States in the second quarter of 2000 compared to the second quarter of 1999, offset in part by a decrease in consulting services revenues that resulted from the decline in new software license sales we experienced throughout most of 1999.

         Total revenues in the EMEA region decreased 21% to $8.5 million in the second quarter of 2000 from $10.8 million in the comparable quarter of 1999. The decrease results from a slow down in demand for software licenses and consulting services in all product categories. The decline in demand for consulting services results primarily from the decline in new software license sales we experienced throughout most of 1999.

         Total revenues in the Asia/Pacific region increased 107% to $6.6 million in the second quarter of 2000 from $3.2 million in the comparable quarter of 1999. The increase is due to increased software license sales, consulting revenues and maintenance revenues in all product categories. We experienced strong increases in Australia which produced $3.7 million in total revenue in the second quarter of 2000 compared to $1.2 million in the second quarter of 1999.

         Total revenues in Canada increased 24% to $2.7 million in the second quarter of 2000 from $2.2 million in the comparable quarter of 1999. The increase is due to increased software license sales in all product categories, offset in part by a decline in consulting services revenues resulting from the decline in new software license sales we experienced throughout most of 1999. We believe that this region is no longer growing and has a high degree of market penetration.

         Total revenues in the Latin America region decreased 51% to $1.5 million in the second quarter of 2000 from $3.1 million in the comparable quarter of 1999. The decrease results primarily from a decline in software license sales in the second quarter of 2000 compared to the second quarter of 1999, particularly sales of Analytic Applications and the deferral of certain software license purchasing decision to future periods. The 1999 results contained two unusually large software license sales of this product category.

Cost of Revenues

         Cost of Software Licenses. Cost of software license revenues was $807,000 for the three months ended June 30, 2000 as compared to $529,000 in the comparable quarter of 1999. Cost of software licenses represented 4% and 5%, respectively, of software license revenues in these comparable periods. We license the Uniface client/server application development technology from Compuware, Inc. for use in ODBMS. Our license with Compuware, Inc. was re-negotiated in April 2000 and will require us to pay moderately higher royalty rates to Compuware, Inc. in the future.

         Cost of Consulting Services. Consulting services costs for the three months ended June 30, 2000 were $16.1 million, an increase of 1% over the $15.9 million reported in the comparable quarter of 1999. We had 50 less FTE in our consulting services organization in the second quarter of 2000 compared to the second quarter of 1999, and as of June 30, 2000, there were 543 employees involved in the consulting services function, including 32 employees that were added to this function during the second quarter of 2000 in connection with the acquisition of Intactix. We will continue to adjust the size and composition of the workforce in our consulting services organization to match the different geographic and product demand cycles and we expect only modest growth, if any, in the overall size of our consulting services organization during the remainder of 2000.

         Cost of Maintenance Services. Cost of maintenance services increased 42% to $2.1 million in 2000 from $1.5 million in 1999. We have added headcount in this function to support our growing client base, including 18 employees that were added to this function during the second quarter of 2000 in connection with the acquisition of Intactix. At June 30, 2000 there were 81 employees in this function compared to 59 at June 30, 1999.

Gross Profit

         Gross profit for the three months ended June 30, 2000 was $27.1 million, an increase of 41% over the $19.3 million reported in the comparable quarter of 1999. Gross profit, as a percentage of total revenues, increased to 59% in the second quarter of 2000 compared with 52% in the second quarter of 1999. This increase resulted primarily from the higher mix of software license revenues as a percentage of total revenues during the three months ended June 30, 2000, which was partially offset by a reduction in our consulting service margins to 18% in the second quarter of 2000 from 27% in the comparable quarter of 1999. We reduced the headcount in our service organization by 66 FTE during the first quarter of 2000, however, the workforce reduction did not fully offset the decrease in consulting services revenues in the second quarter of 2000 compared to 1999, and as a result, our utilization rates decreased. We expect that our utilization rates and service margins will gradually improve over the remainder of 2000 if we experience a sustained increase in demand for our software products.

Operating Expenses

         Product Development. Product development expenses for the three months ended June 30, 2000 were $7.1 million, a 14% increase over the $6.2 million reported in the comparable quarter of 1999. The increase in product development expenses resulted primarily from the acquisition of Intactix in April 2000 and our increased investment in new e-commerce initiatives. Our product development staff increased by approximately 16% in the second quarter of 2000 compared to the second quarter of 1999, and as of June 30, 2000 there were 235 employees involved in the product development function including 26 employees that were added to this function during the second quarter of 2000 in connection with the acquisition of Intactix. We expect to invest between $16.0 million to $17.0 million in product research and development during the remainder of 2000.

         Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 2000 were $7.4 million, a 17% increase over the $6.4 million reported in the comparable quarter of 1999. The increase in sales and marketing expenses results primarily from the acquisition of Intactix in April 2000. As of June 30, 2000 there were 130 employees involved in our sales and marketing function including 30 employees that were added to this function during the second quarter of 2000 in connection with the acquisition of the Intactix product line. During the remainder of 2000, we will continue to upgrade and realign our sales force to match the demand for our various products and among the geographic regions in which we operate.

         General and Administrative. General and administrative expenses for the three months ended June 30, 2000 were $5.3 million, a 1% increase from the $5.2 million reported in the comparable quarter of 1999. General and administrative expense, as a percentage of total revenues, decreased to 12% in the second quarter of 2000 from 14% in the comparable quarter of 1999 due to the growth in revenues we experienced in the second quarter of 2000 and the related leveraging of indirect costs.

         Amortization of Intangibles. Amortization of intangibles for the three months ended June 30, 2000 was $1.9 million, a 74% increase over the $1.1 million reported in the comparable quarter of 1999. Amortization of intangibles consists primarily of amortization on goodwill and other intangibles recorded in connection with the acquisition of Arthur Retail in June 1998 and the acquisition of Intactix in April 2000.

Operating Income (Loss)

         Operating income in our Enterprise Systems business unit increased 257% to $3.5 million in the second quarter of 2000 from $980,000 in the comparable quarter of 1999. The increase is primarily attributable to a 68% increase in software license sales, which have gross margins ranging from 95% to 100%, and a reduction in consulting services personnel in the second quarter of 2000 compared to the second quarter of 1999.

         Operating income in our In-Store Systems business unit increased 200% to $3.4 million in the second quarter of 2000 compared to $1.1 million in the comparable quarter of 1999. The increase is primarily attributable to a 164% increase in software license sales, which have gross margins ranging from 95% to 100%.

         Operating income in our Analytic Applications business unit decreased 21% to $1.6 million in the second quarter of 2000 from $2.1 million in the comparable quarter of 1999. The decrease results from lower consulting services margins and higher product development costs, offset in part by $648,000 in operating profit from the Intactix product line that was acquired in April 2000. The Intactix results include a one-time charge of $200,000 for acquired in-process research and development.

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


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Revenues

         Total revenues for six months ended June 30, 2000 were $85.3 million, an increase of 18% over the $72.4 million reported in the comparable period of 1999. Revenues consisted of software licenses, consulting services and maintenance services, which represented 40%, 45% and 15%, respectively, of total revenues during the six months ended June 30, 2000, as compared with 25%, 62% and 13%, respectively in the comparable period of 1999.

        Software Licenses. Software license revenues for the six months ended June 30, 2000 were $34.1 million, an increase of 89% over the $18.1 million reported in the comparable period of 1999. This increase includes increases in each of our product categories and $2.2 million in software license revenues from the Intactix product line that was acquired in April 2000. Domestic and international software license revenues increased 172% and 43%, respectively in the six-month period of 2000 compared to the six-month period of 1999.

        Consulting Services. Consulting services revenues for the six months ended June 30, 2000 were $38.3 million, a decrease of 15% from the $45.0 million reported in the comparable period of 1999. This decrease was expected and is due to the lower implementation revenues that resulted from the decline in new software license sales we experienced throughout most of 1999. We believe consulting services revenues will begin to recover in late 2000 as a result of the strong software license sales in the first half of 2000.

        Maintenance Services. Maintenance services revenues for the six months ended June 30, 2000 were $12.9 million, an increase of 40% over the $9.2 million reported in the comparable period of 1999. The increase results primarily from the maintenance services revenues from the Intactix product line that was acquired in April 2000.

Product Line Revenues

         Total revenues in our Enterprise Systems business unit increased 1% to $44.5 million in the six-month period of 2000 from $44.2 million in the comparable period of 1999. Software license revenues in our Enterprise Systems business unit increased 90% in the six-month period of 2000 compared to the six-month period of 1999. The increase is due primarily to increased sales of ODBMS and incremental revenues from sales of the MMS.com product that was commercially released in the second half of 1999. MMS Software License Revenues for the six-month period of 2000 decreased in comparison to the six-month period of 1999. Consulting services revenues in this segment decreased 26% in the six-month period of 2000 compared to the six-month period of 1999. This decrease was expected and is due to lower implementation revenues that resulted from the decline in new software license sales we experienced throughout most of 1999. We believe consulting services revenues will begin to recover in late 2000 as a result of the strong software license sales in the first half of 2000. Total maintenance revenues for Enterprise Systems increased 11% in the six-month period of 2000 compared to the six-month period of 1999.

         Total revenues in our In-Store Systems business unit increased 31% to $14.5 million in the six-month period of 2000 from $11.0 million in the comparable period of 1999. The improvement is attributable to a 146% increase in software license revenues in the six-month period of 2000 compared to the six-month period of 1999. We believe the increase is attributable to the reorganization of our sales force in early 2000 and our research and development investment to new feature and functionality for this product to address increased competition in this business segment in 1999. Consulting services revenues in this segment decreased 9% in the six-month period of 2000 compared to the six-month period of 1999. This decrease was expected and is due to the lower implementation revenues that resulted from the decline in new software license sales we experienced throughout most of 1999. Total maintenance revenues for In-store Systems increased 13% in the six-month period of 2000 compared to the six-month period of 1999.

         Total revenues in our Analytic Applications business unit increased 53% to $26.3 million in the six-month period of 2000 from $17.2 million in the comparable period of 1999. The increase results primarily from the incremental revenues from the Intactix product line that was acquired in April 2000 which generated $5.5 million in total revenues during the second quarter of 2000, including $2.2 million in software license revenues.

Geographic Revenues

         Total revenues in the United States increased 21% to $47.0 million in the six-month period of 2000 from $38.9 million in the comparable period of 1999. This increase results from a 172% increase in software license sales in the United States in the six-month period of 2000 compared to the six-month period of 1999, offset in part by a decrease in consulting services revenues that resulted from the decline in new software license sales we experienced throughout most of 1999.

         Total revenues in the EMEA region decreased 12% to $18.2 million in the six-month period of 2000 from $20.7 million in the comparable period of 1999. The decrease results from a slow down in demand for software licenses and consulting services in all product categories. The decline in demand for consulting services results primarily from the decline in new software license sales we experienced throughout most of 1999.

        Total revenues in the Asia/Pacific region increased 151% to $13.5 million in the six-month period of 2000 from $5.4 million in the comparable period of 1999. The increase is due to increased software license sales, consulting revenues and maintenance revenues in all product categories. We experienced strong increases in Australia which produced $5.4 million in total revenues in the six-month period of 2000 compared to $2.0 million in the six-month period of 1999. In addition, Japan contributed $4.1 million in total revenues in the six-month period of 2000 compared to $1.1 million in the six-month period of 1999.

        Total revenues in Canada decreased 22% to $3.8 million in the six-month period of 2000 from $4.9 million in the comparable period of 1999. Consulting services revenues decreased in all product categories in the six-month period of 2000 compared to the six-month period of 1999 as a result of the decline in new software license sales we experienced throughout most of 1999. These decreases were offset in part by a 112% increase in software license sales in the six-month period of 2000 compared to the six-month period of 1999. We believe that this region is no longer growing and has a high degree of market penetration.

        Total revenues in the Latin America region decreased 10% to $3.9 million in the six-month period of 2000 from $4.3 million in the comparable period of 1999. The decrease results primarily from decreases in software license sales and consulting services revenues in the six-month period of 2000 compared to the six-month period of 1999.

Cost of Revenues

        Cost of Software Licenses. Cost of software license revenues was $1.7 million for the six months ended June 30, 2000 as compared to $1.0 million in the comparable period of 1999. The increase results from increased royalties on the higher mix of software products that incorporate functionality from third party software providers such as Compuware, Inc. and Silvon Software, Inc. Cost of software licenses represented 5% and 6%, respectively, of software license revenues in these comparable periods.

        Cost of Consulting services. Consulting services costs for the six months ended June 30, 2000 were $31.6 million, a decrease of 3% from the $32.6 million reported in the comparable period of 1999.

        Cost of Maintenance Services. Cost of maintenance services increased 27% to $3.9 million in the six-month period of 2000 from $3.0 million in the six-month period of 1999.

Gross Profit

        Gross profit for the six months ended June 30, 2000 was $48.1 million, an increase of 35% over the $35.7 million reported in the comparable period of 1999. Gross profit, as a percentage of total revenues, increased to 56% in the six-month period of 2000 compared with 49% in the six-month period of 1999. This increase resulted primarily from the higher mix of software license revenues as a percentage of total revenues during the six months ended June 30, 2000, which was partially offset by a reduction in our consulting service margins to 17% in the six-month period of 2000 from 28% in the six-month period of 1999. The workforce reductions we made in our services organization during 2000 did not fully offset the decrease in consulting services revenues in the six-month period of 2000 compared to the six-month period of 1999, and as a result, our utilization rates decreased. We expect that our utilization rates and service margins will gradually improve over the remainder of 2000 if we experience a sustained increase in demand for our software products.

Operating Expenses

        Product Development. Product development expenses for the six months ended June 30, 2000 were $13.2 million, a 12% increase over the $11.8 million reported in the comparable period of 1999. Product development expense as a percentage of total revenues was 15% in the six-month period of 2000 compared to 16% in the six-month period of 1999. The increase in product development expenses results primarily from the acquisition of Intactix in April 2000 and our increased investment in new e-commerce initiatives.

        Sales and Marketing. Sales and marketing expenses for the six months ended June 30, 2000 were $13.9 million, an 8% increase over the $12.9 million reported in the comparable period of 1999. Sales and marketing expense as a percentage of total revenues decreased to 16% in the six-month period of 2000 from 18% in the six-month period of 1999. The increase in sales and marketing expenses results primarily from the acquisition of Intactix in April 2000.

        General and Administrative. General and administrative expenses for the six months ended June 30, 2000 were $9.3 million which is flat with the comparable period of 1999. General and administrative expense, as a percentage of total revenues, decreased to 11% in the six-month period of 2000 from 13% in the six-month period of 1999.

        Amortization of Intangibles. Amortization of intangibles for the six months ended June 30, 2000 was $3.0 million, a 35% increase over the $2.2 million reported in the comparable period of 1999. Amortization of intangibles consists primarily of amortization on goodwill and other intangibles recorded in connection with the acquisition of Arthur Retail in June 1998 and the acquisition of Intactix in April 2000.

        Restructuring and Asset Disposition Charge. We recorded an $828,000 restructuring and asset disposition charge during the first quarter of 2000. The restructuring initiatives involved a workforce reduction of 65 full-time employees in certain implementation service groups and administrative functions in the United States, Europe and Canada. We believe this reduction will help stabilize service margins, optimize our labor resources in these geographic regions, and free up funds for investment in staff that support higher growth product lines, including the Arthur Suite and our e-commerce initiatives. All workforce reductions associated with this charge were made on or before March 31, 2000. A similar restructuring and asset disposition charge of $2.1 million was recorded during the first quarter of 1999 for a workforce reduction of 54 full-time employees in the United States and Europe ($1.4 million), the closure of three unprofitable locations in Germany, France and South Africa ($226,000), the disposal of property and equipment related to the closure of these locations and the disposal of furniture that was abandoned with consolidation of our corporate operations into one facility ($507,000), and the release of over 80 subcontractors worldwide.

Operating Income (Loss)

        Operating income in our Enterprise Systems business unit increased 193% to $7.5 million in the six-month period of 2000 from $2.6 million in the comparable period of 1999. The increase is primarily attributable to a 90% increase in software license sales, which have gross margins ranging from 95% to 100%.

        Operating income in our In-Store Systems business unit increased 184% to $4.8 million in the six-month period of 2000 from $1.7 million in the comparable period of 1999. The increase is primarily attributable to a 146% increase in software license sales, which have gross margins ranging from 95% to 100%.

        Operating income in our Analytic Applications business unit increased 27% to $3.3 million in the six-month period of 2000 from $2.6 million in the comparable period of 1999. The increase results primarily from $648,000 in operating profit from Intactix that was acquired in April 2000. The Intactix results include a one-time charge of $200,000 for acquired in-process research and development.

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

LIQUIDITY AND CAPITAL RESOURCES

        Since our inception, we have financed our operations primarily through cash generated from operations and public sales of equity securities. We had working capital of $98.3 million at June 30, 2000 compared with $108.5 million at December 31, 1999. Cash and cash equivalents at June 30, 2000 were $42.8 million, a decrease of $15.5 million from the $58.3 million reported at December 31, 1999. In April 2000 we acquired Intactix for $20.5 million and subsequently invested another $2.9 million in the acquired company. We also had $33.6 million in marketable securities at June 30, 2000, a decrease of $1.6 million from the $35.2 million reported at December 31, 1999.

        Operating activities provided cash of $1.8 million and $3.0 million in the six months ended June 30, 2000 and 1999, respectively. Cash provided by operating activities during the six months ended June 30, 2000 resulted primarily from net income of $6.0 million, depreciation and amortization of $7.0 million, a $1.2 million provision for doubtful accounts, a $2.1 million decrease in income tax receivables and a $588,000 increase in deferred revenue, offset in part by a $13.1 million increase in accounts receivable, a $2.0 million increase in prepaid expenses and decreases in accounts payable and accrued expenses of $128,000 and $708,000, respectively. We had net receivables of $49.1 million, or 97 days sales outstanding ("DSOs") at June 30, 2000 compared to $36.8 million, or 86 DSOs at March 31, 2000, $32.3 million, or 85 DSOs at December 31, 1999 and $39.8 million, or 97 DSOs at June 30, 1999. The sequential increase in DSOs results from $6.8 million in net receivables from the Intactix acquisition in April 2000, an increase in deferred software revenue, and the increased mix of software licenses as a percentage of total receivables and total revenues. Software licenses generally include extended payment terms whereas service revenues do not. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including seasonality, shifts in customer buying patterns, contractual payment terms, the underlying mix of products and services, and the geographic concentration of revenues.

        Investing activities utilized cash of $19.0 million and $14.9 million in the six months ended June 30, 2000 and 1999, respectively. The activity in the six-month period of 2000 includes the net maturity of $1.7 million of marketable securities, offset by $2.6 million in capital expenditures and the $18.7 million net cash payment for the acquisition of Intactix. The 1999 activity includes $9.5 million in net purchases of marketable securities and $6.6 million in capital expenditures. We may in the future pursue additional acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid. In addition, any material acquisitions of complementary businesses, products or technologies could require that we obtain additional equity or debt financing.

        Financing activities provided cash of $2.7 million and $1.9 million during the six months ended June 30, 2000 and 1999, respectively. The activity in both periods consists primarily of proceeds from the issuance of common stock and related tax benefits under our stock option and employee stock purchase plans.

        Changes in the currency exchange rates of our foreign operations had the effect of reducing cash by $421,000 and $118,000 in the six months ended June 30, 2000 and 1999, respectively. We did not enter into any foreign exchange contracts or engage in similar hedging strategies during either of the periods.

        During the first half of 2000 we maintained a $5.0 million revolving line of credit with a commercial bank. The line of credit is collateralized by property and equipment, receivables, and intangibles; accrues interest at the bank's reference rate (which approximates prime) less .25 percentage points; and requires that we maintain certain current ratios and tangible net worth. The line of credit expired on July 1, 2000 and we do not intend to renew this credit facility. There were no amounts outstanding on the line of credit at June 30, 2000. We believe that our cash and cash equivalents, investments in marketable securities, and funds generated from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months.

YEAR 2000 COMPLIANCE

        No significant Year 2000 compliance issues have been reported on our software products since the millennium change. We are aware, however, that some of our customers may have been running earlier versions of our software products that were not Year 2000 compliant (i.e., able to distinguish 21st century dates from 20th century dates). We contacted and encouraged such customers to migrate to current product versions. Moreover, our products are generally integrated into enterprise systems involving complicated software products developed by other vendors. We may in the future be subject to claims based on Year 2000 problems in others' products, custom configurations made by us or third parties to our products, or issues arising from the integration of multiple products within an overall system. We have not been a party to any litigation or arbitration proceeding to date alleging that our products or services are not Year 2000 compliant. However, we are from time to time involved in payment disputes and may be subject to Year 2000 counter claims. There can be no assurance that we will not in the future be required to defend our products or services in such proceedings, or to negotiate resolutions of claims based upon Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, and any liability we may incur for Year 2000-related damages, including consequential damages, could have a material adverse effect on our business, operating results and financial condition.

        To date, we have not encountered any Year 2000-related problems with our financial institutions, investment advisors or suppliers of products, services and systems purchased by us, nor others with whom we transact business on a worldwide basis. Further, we have not encountered any Year 2000-related problems with our internal systems. All of our financial and operational systems were available over the millennium change and the integrity of the historical information contained within those systems has not been affected. We incurred less than $100,000 on our Year 2000 compliance effort.

EURO CURRENCY

        In January 1999, a new currency called the ECU or the "Euro" was introduced in participating European Economic and Monetary Union ("EMU") countries. During 2002, all participating EMU countries are expected to be operating with the Euro as their single currency. During the next two years, business in participating EMU countries will be conducted in both the existing national currency and the Euro. As a result, companies operating in or conducting business in these EMU member countries will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro. We currently offer software products that are designed to be Euro-currency enabled, and we believe these products can be modified to accommodate any change to Euro currency requirements. We have also provided warranties in various European contracts that certain of our products will meet all Euro currency requirements. There can be no assurance, however, that our products will contain all the necessary changes or meet all the Euro currency requirements. If our software products do not meet all the Euro currency requirements, our business, operating results, and financial condition would be materially adversely impacted. We have not had and do not expect a material impact on our results of operations from foreign currency gains or losses as a result of a transition to the Euro as the functional currency for our subsidiaries based in EMU countries.

CERTAIN RISKS

        Our Operating Results May Fluctuate Significantly. Our quarterly operating results have varied and are expected to continue to vary in the future. Many factors may cause these fluctuations, including: demand for our software products and services; the size and timing of individual contracts, particularly with respect to our larger customers; changes in the length of our sales cycle; competitive pricing pressures; customer order deferrals in anticipation of new products; changes in the mix of software license revenues; changes in the mix of software license revenues compared to consulting services revenues and maintenance services revenues; the timing of new software product introductions and enhancements to our software products or those of our competitors; market acceptance of new software products; technological changes in platforms supporting our software products; changes in our operating expenses; changes in the mix of domestic and international revenues; our ability to complete fixed price consulting contracts within budget; employee hiring and retention; foreign currency exchange rate fluctuations; expansion of international operations; integration issues association with newly acquired businesses; changes in our strategies; and general industry and economic conditions. In addition, we believe we experienced a decline in overall demand for our Enterprise Systems and In-store Systems during 1999. In particular, although sales of our ODBMS product have shown some improvement during the last six months of 1999 and the first six months of 2000, overall sales of the ODBMS product have historically failed to meet our expectations. We believe that sales of ODBMS were affected by a significant drop-off in demand related to the millennium change, external and internal marketing issues, increased competition, a limited number of referenceable implementations in the early years of release, and certain design and stability issues in earlier versions of the ODBMS product. In addition, MMS revenues as a percentage of total revenues may decline as a result of increased revenues attributable to our other product lines and/or reduced demand for MMS. We believe the IBM AS/400 is a widely deployed platform among those retailers we target for our products, particularly in North America. However, the lifecycle of the MMS product line is difficult to estimate due largely to the potential effect of new products, hardware platforms, applications and product enhancements, including our own changes, on the retail industry and future competition.

        We also believe that the decline in demand for our In-store Systems products during 1999 was affected by deferred purchasing decisions related to the millennium change, longer sales cycles, increased competition and/or lack of desired feature and functionality. We have addressed increased competition in this business unit by reorganizing our sales force and refocusing some of our research and development investment into new feature and functionality.

        We believe that the prevailing business reasons for purchasing merchandising systems and the other software products that we offer still exist. You should not rely on the current performance or historic growth rates for our Enterprise Systems, In-store Systems, and Analytic Applications as an indication of their future performance. Because the gross margin on software licenses is significantly greater than the gross margins on consulting services, our combined gross margin has fluctuated from quarter to quarter, and we expect that it will continue to fluctuate significantly based on revenue mix and service utilization rates. Consulting services revenues are to a significant extent dependent upon new software license sales. Although there can be no assurance, we expect that our utilization rates and service margins will gradually improve over the remainder of 2000 if we experience a sustained increase in demand for our software products. However, in the event software license revenues fail to meet our expectations or there is a decline in demand, our consulting services revenues would be adversely impacted.

        We typically ship our software products when contracts are signed. Consequently, our software license backlog at the beginning of any quarter has represented only a small portion of that quarter's expected revenues. As a result, software license revenues in any quarter depend substantially upon contracts signed and the related shipment of software in that quarter. It is therefore difficult for us to predict revenues. Because of the timing of our sales, we typically recognize a substantial amount of our software license revenues in the last weeks or days of the quarter, and we generally derive a significant portion of our quarterly software license revenues from a small number of relatively large sales. It is difficult to forecast the timing of large individual software license sales with a high degree of certainty. Accordingly, large individual sales have sometimes occurred in quarters subsequent to when we anticipated. We expect that the foregoing trends will continue. If we receive any significant cancellation or deferral of customer orders, or we are unable to conclude license negotiations by the end of a fiscal quarter, our operating results may be lower than anticipated. In addition, any weakening or uncertainty in international economies may make it more difficult for us to predict quarterly results in the future, and could negatively impact our business, operating results and financial condition for an indefinite period of time.

        Our expense levels are based on our expectations of future revenues. Since software license sales are typically accompanied by a significant amount of consulting and maintenance services, the size of our services organization must be managed to meet our anticipated software license revenues. As a result, we hire and train service personnel and incur research and development costs in advance of anticipated software license revenues. If software revenues fall short of our expectations, or if we are unable to fully utilize our service personnel, our operating results are likely to decline because a significant portion of our expenses cannot be quickly reduced to respond to any unexpected revenue shortfall.

        We believe there was a slowing in demand in 1999 for our Enterprise Systems and In-store Systems due, in part, to deferred purchasing decisions related to the millennium change. Although we believe the deferred purchasing decisions that affected our 1999 results are being released and that normal selling cycles are returning, we still remain cautious regarding the length and predictability of selling cycles. Based on the foregoing, we believe that future revenues, expenses and operating results are likely to vary significantly from quarter-to-quarter. As a result, quarter-to-quarter comparisons of operating results are not necessarily meaningful. Furthermore, it is likely that in some future quarter our operating results may be below the expectations of public market analysts or investors. If that happens, or if adverse conditions prevail, or are perceived to prevail, with respect to our business or generally, the price of our common stock may decline.

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

        In addition, e-commerce on the Internet has recently impacted the retail industry. The traditional "brick and mortar" retailers that we have historically served have begun to face substantial competition from Internet-based retailers that may negatively impact their ability to purchase our products. We announced the commercial availability of the MMS.com e-commerce product during the second half of 1999 and to date there have only been limited sales of this product. In addition, we have recently announced our intentions to develop a series of business-to-business e-commerce solutions. These solutions include Internet Portals which are web-based interfaces that provide retailers with a one-stop destination for internal users, customers and suppliers to access multiple information sources and applications. The markets for e-commerce products are new and quickly evolving. We expect significant growth in these e-commerce markets over the Internet; however, we are unable to predict the full impact this emerging form of commerce will have on the traditional "brick and mortar" retail operations we have historically served. If the markets for our MMS.com and Internet Portals products, or other future web-enabled products fail to develop, develop more slowly than expected or become saturated with competitors, or if our e-commerce products are not accepted in the marketplace, our business, operating results and financial condition could be negatively impacted.

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

        A Significant Portion of Our Revenues Are Derived from the Sale of the MMS Product. We have historically derived a significant portion of our revenues from software licenses, consulting services and maintenance services related to MMS. MMS revenues are partially dependent on the continued vitality in and support of the IBM AS/400 platform, which we believe is a favored platform in the retail industry. Although we expect MMS revenues to continue to represent a significant portion of total revenues for the foreseeable future, MMS revenues as a percentage of total revenues may continue to decline as a result of increased revenues attributable to our other product lines and/or reduced demand for MMS. The lifecycle of the MMS product line is difficult to estimate due largely to the potential effect of new products, hardware platforms, applications and product enhancements, including our own changes, in the retail industry and future competition. Any decline in MMS revenues, as a result of competition, technological change, a decline in the market for or support of the IBM AS/400 platform, or other factors, which are not offset by increases in revenues from other products, will cause our business, operating results and financial condition to decline. We cannot guarantee that prospective purchasers of our IBM AS/400-based products will respond favorably to our future or enhanced software products or that we will continue to be successful in selling our software products or services in the IBM AS/400 market.

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

        Although sales of our ODBMS product have shown some improvement during the last twelve months, overall sales of the ODBMS product have historically failed to meet our expectations. We believe that sales of ODBMS were affected by a significant drop-off in demand related to the millennium change, external and internal marketing issues, increased competition, a limited number of referenceable implementations in the early years of release, and certain design and stability issues in earlier versions of the ODBMS product. Since implementation of

ODBMS generally involves customer-specific configuration and integration with a variety of hardware and software systems developed by third parties, each version of the product may contain undetected errors when first released. We have only discovered and evaluated certain of these problems after the ODBMS product has been implemented and used by our clients with live data over time, with different computer systems and in a variety of applications and environments. There can be no assurance the future generations of the ODBMS open/client server solution will not contain undetected errors.

        We announced the commercial availability of the MMS.com e-commerce product during the second half of 1999 and to date there have only been limited sales of this product. In addition, we have only recently announced our intentions to develop a series of business-to-business e-commerce solutions. These solutions include Internet Portals, which are web-based interfaces that provide retailers with a one-stop destination for internal users, customers and suppliers to access multiple information sources and applications. The markets for e-commerce products are new and quickly evolving. We expect significant growth in these e-commerce markets over the Internet, however, we are unable to predict the full impact this emerging form of commerce will have on the traditional "brick and mortar" retail operations historically served by our other software products. If the markets for our MMS.com and Internet Portals products, or other future web-enabled products fail to develop, develop more slowly than expected or become saturated with competitors, or if our e-commerce products are not accepted in the marketplace, our business, operating results and financial condition could be negatively impacted.

        There Are Many Risks Associated with International Operations. Our international revenues represented 46% of total revenues in the first six months of 2000 as compared 47%, 46% and 55% in the years ended December 31, 1999, 1998 and 1997, respectively. Although, we expect international revenues will continue to account for a significant portion of our revenues for the foreseeable future, we remain cautious about our expectations regarding international operations in the near term. If our international operations grow, we must recruit and hire a number of new consulting, sales and marketing and support personnel in the countries we have or will establish offices. Our entry into new international markets typically requires the establishment of new marketing and distribution channels as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. The opening of our new offices typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire or that we will be successful at hiring, training or retaining such personnel. In addition, we cannot assure you that we will be able to successfully expand our international operations in a timely manner which could negatively impact our business, operating results and financial condition.

        Our international business operations are subject to risks associated with international activities, including unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles in certain countries, potentially negative tax consequences, difficulties in staffing and managing geographically disparate operations, greater difficulty in safeguarding intellectual property, licensing and other trade restrictions, currency fluctuations, repatriation of earnings, the burdens of complying with a wide variety of foreign laws, and general economic conditions in international markets. In addition, consulting services in support of international software licenses typically have lower gross margins than those achieved domestically due to generally lower billing rates and/or higher costs in certain of our international markets. Accordingly, any significant growth in our international operations may result in further declines in gross margins on consulting services. We expect that an increasing portion of our international software license, consulting services and maintenance services revenues will be denominated in foreign currencies, subjecting us to fluctuations in foreign currency exchange rates. As we continue to expand our international operations, exposures to gains and losses on foreign currency transactions may increase. We may choose to limit such exposure by entering into forward foreign exchange contracts or engaging in similar hedging strategies. We cannot guarantee that any currency exchange strategy would be successful in avoiding exchange-related losses. In addition, revenues earned in various countries where we do business may be subject to taxation by more than one jurisdiction, which would reduce our earnings.

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

        The competition for our In-store Systems is more fragmented than the Enterprise Systems market. We compete with major hardware equipment manufacturers such as ICL, NCR and IBM, as well as software companies such as CRS Business Computers, Datavantage, Inc., Riva Group PLC, RTC, and Trimax. In the Analytic Applications markets, the Arthur Suite competes primarily with Marketmax, Inc. and the Makaro product line which was recently acquired by i2 Technologies. The Retail IDEAS product competes with products from vendors such as Microstrategy. In the market for consulting services, we have pursued a strategy of forming informal working relationships with leading retail systems integrators such as Andersen Consulting, Ernst & Young and PriceWaterhouseCoopers. These integrators, as well as independent consulting firms such as CAP Gemini, Kurt Salmon Associates, IBM Global Services, AIG Neplex, CFT Consulting, Lakewest Consulting, SPL and ID Applications, also represent competition to our consulting services group.

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

        Implementation of Our Products Is A Lengthy Process; Our Fixed-Price Service Contracts May Result In Losses. Our software products are complex and perform or directly affect mission-critical functions across many different functional and geographic areas of the enterprise. Consequently, implementation of our software products can be a lengthy process and commitment of resources by our clients is subject to a number of significant risks over which we have little or no control. We believe the implementation of the of the client/server versions of our products can be longer and more complicated than our other applications as they typically (i) appeal to larger retailers who have multiple divisions requiring multiple implementation projects, (ii) require the execution of implementation procedures in multiple layers of software, (iii) offer a retailer more options for product hierarchy, order processing and other configuration choices, and (iv) involve third party integrators to change business processes concurrent with the implementation of the software. Delays in the implementations of any of our software products, whether by us or our business partners, may result in client dissatisfaction or damage to our reputation and a decline in our business, operating results and financial condition.

        We offer a combination of software products, consulting and maintenance services to our customers. Typically, we enter into service agreements with our customers that provide for consulting services on a "time and expenses" basis. Certain clients have asked for, and we have from time to time entered into, fixed-price service contracts. We believe that fixed-price service contracts may increasingly be offered by our competitors to differentiate their product and service offerings. As a result, we may enter into more fixed-price contracts in the future.

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

        We license and integrate technology from third parties in our certain of our software products. For example, we license the Uniface client/server application development technology from Compuware, Inc. for use in ODBMS, certain applications from Silvon Software, Inc. for use in Retail IDEAS, IBM's Net.commerce merchant server software for use in MMS.com, and the Syncsort application for use in the Arthur Suite. These third party licenses generally require us to pay royalties and fulfill confidentiality obligations. Our license with Compuware, Inc. was re-negotiated in April 2000 and will require us to pay moderately higher royalty rates to Compuware, Inc. in the future. If we are unable to continue to license any of this third party software, or if the third party licensors do not adequately maintain or update their products, we would face delays in the releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our software products. These delays, if they occur, could have a material adverse effect on our business, operating results and financial condition. It is also possible that intellectual property acquired from third parties through acquisitions, mergers, licenses or otherwise may not have been adequately protected. The reverse engineering, unauthorized copying, or other misappropriation of our technology could enable third parties to benefit from our technology without paying for it.

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

        There Are Risks Related To Product Defects, Product Liability, and Integration Difficulties. Our software products are highly complex and sophisticated. As a result, they may occasionally contain design defects or software errors that could be difficult to detect and correct. In addition, implementation of our products may involve customer-specific configuration by us or third parties, and may involve integration with systems developed by third parties. In particular, it is common for complex software programs, such as our client/server and e-commerce software products, to contain undetected errors when first released. They are discovered only after the product has been implemented and used over time with different computer systems and in a variety of applications and environments. Despite extensive testing, we have in the past discovered defects or errors in our products or custom configurations only after our software products have been used by many clients. In addition, our clients may occasionally experience difficulties integrating our products with other hardware or software in their environment that are unrelated to defects in our products. Such defects, errors or difficulties may cause future delays in product introductions and shipments, result in increased costs and diversion of development resources, require design modifications or impair customer satisfaction with our products.

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

        We May Have Difficulty Integrating Acquisitions. We continually evaluate potential acquisitions of complementary businesses, products and technologies, including those which are significant in size and scope. On April 6, 2000 we acquired certain assets of Intactix International, Inc. ("Intactix") from Pricer AB. Acquisitions such as Intactix or others we may pursue involve a number of special risks. Those risks include the inability to obtain, or meet conditions imposed for, governmental approvals for the acquisition, diversion of management's attention to the assimilation of the operations and personnel of acquired businesses, costs related to the acquisition and the integration of the acquired businesses, products, technologies and employees into our business and product offerings. Achieving the anticipated benefits of any acquisition will depend, in part, upon whether integration of the acquired business, products, technology, or employees is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The difficulties of such integration may be increased by the necessity of coordinating geographically disparate organizations, the complexity of the technologies being integrated, and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. The inability of management to successfully integrate any acquisition that we may pursue, and any related diversion of management's attention, could have a material adverse effect on our business, operating results and financial condition. Moreover, there can be no assurance that any products acquired will gain acceptance in our markets, or that we will be able to penetrate new markets successfully or that we will obtain the anticipated or desired benefits of such acquisitions. Any acquisition which we pursue or consummate could result in the incurrence of debt and contingent liabilities, amortization of goodwill and other intangibles, purchased research and development expense, other acquisition-related expenses and the loss of key employees, any of which could have a material adverse effect on our business, operating results and financial condition.

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

        Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 42% of our total revenues in the second quarter of 2000, as compared with 52% in the second quarter of 1999. In addition, the identifiable net assets of our foreign operations totaled 19% of consolidated assets as of June 30, 2000, as compared with 18% at December 31, 1999. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders' equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting unrealized foreign currency exchange losses of $820,000 for the three months ended June 30, 2000, as compared with $83,000 in the comparable quarter of 1999. We have not engaged in foreign currency hedging transactions. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net assets as of June 30, 2000, to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in foreign currency rates for the June 30, 2000 rates would result in a currency translation loss of $632,000 before tax.

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

        Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to a change in interest rates. We hold our investment securities for purposes other than trading. The fair value of securities held at June 30, 2000 was $33.6 million with interest rates generally ranging between 5% and 6%.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

        On March 23, 2000, the U.S. District Court for the District of Arizona dismissed, without leave to amend, all pending securities class action complaints previously filed against the Company and certain of our current and former directors and officers. The complaint, originally filed on January 13, 1999 (Bernat v. JDA Software Group, Inc., et al., Dist. of Arizona No. CIV'99-0065 PHX RGS), alleged that we misled investors as to certain aspects of our business and prospects. The court approved the stipulation regarding termination of action on May 30, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

        Our 2000 Annual Meeting of Stockholders was held on May 25, 2000 at our World Headquarters at 14400 North 87th Street, Scottsdale, Arizona 85260. Two proposals were voted at the Annual Meeting and one proposal was adjourned for consideration at a later date. The results of each proposal are as follows.

        Proposal No. 1: To elect two Class I directors to serve a three-year term on our Board of Directors. The Class I director nominees were J. Michael Gullard and William C. Keiper. Mr. Gullard and Mr. Keiper received the following votes: For - 21,069,585; Against - 490,865; Abstain - 0; Not Voted - 2,646,243.

        Stephen A. McConnell and Jock Patton will continue to serve their existing terms through 2001 and James D. Armstrong and Frederick M. Pakis will continue to serve their existing terms through 2002.

        Proposal No. 2: To approve an amendment to our 1996 Stock Option Plan to increase the number of shares of common stock authorized for issuance thereunder from 4,500,000 to 8,500,000. Before a vote was taken on Proposal 2, the Annual Meeting with respect to Proposal 2 was adjourned, and has been successively adjourned to reconvene on August 18, 2000 to consider only Proposal 2.

        Proposal No. 3: To ratify the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the year ending December 31, 2000. Proposal 3 received the following votes: For 21,496,711; Against - 20,510; Abstain - 0; Not Voted - 2,646,243.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

        (a) Exhibits: See Exhibit Index

        (b) Reports on Form 8-K:

               A Form 8-K dated April 6, 2000 was filed with the Securities and Exchange Commission to announce the acquisition of certain assets and the assumption of certain liabilities of Intactix International, Inc. from Pricer AB pursuant to an Asset Purchase Agreement dated February 24, 2000. The financial statements of the business acquired and the required pro forma financial information was subsequently filed on Form 8-K/A on June 20, 2000.

                            JDA SOFTWARE GROUP, INC.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JDA SOFTWARE GROUP, INC.



Dated: August 11, 2000                  By:    /s/ Kristen L. Magnuson
                                           --------------------------------
                                        Kristen L. Magnuson
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

                                  EXHIBIT INDEX

Exhibit #                      DESCRIPTION OF DOCUMENT

2.1**           --      Asset Purchase Agreement dated as of June 4, 1998, by
                        and among JDA Software Group, Inc., JDA Software, Inc.
                        and Comshare, Incorporated.


2.2###          --      Asset Purchase Agreement dated as of February 24, 2000,
                        by and among JDA Software Group, Inc., Pricer AB, and
                        Intactix International, Inc.


3.1***          --      Second Restated Certificate of Incorporation of the
                        Company together with Certificate of Amendment dated
                        June 12, 1998.


3.2***          --      First Amended and Restated Bylaws.

4.1*            --      Specimen Common Stock certificate.

4.2*(1)         --      Stock Redemption Agreement among the Company, James D.
                        Armstrong and Frederick M. Pakis dated March 30, 1995.


10.1*(1)        --      Form of Indemnification Agreement.

10.2*(1)        --      1995 Stock Option Plan, as amended, and form of
                        agreement thereunder.

10.3#(1)        --      1996 Stock Option Plan, as amended.

10.4*(1)        --      1996 Outside Directors Stock Option Plan and forms of
                        agreement thereunder.

10.5***(1)      --      Employment Agreement between James D. Armstrong and JDA
                        Software, Inc. dated January 1, 1998.


10.6***(1)      --      Employment Agreement between Frederick M. Pakis and JDA
                        Software, Inc. dated January 1, 1998.


10.7##(1)       --      Employment Agreement between Frederick M. Pakis, JDA
                        Software Group, Inc. and JDA Software, Inc. effective as
                        of July 31, 1999.

10.8#(1)        --      1998 Nonstatutory Stock Option Plan.

10.9#(1)        --      1998 Employee Stock Purchase Plan.

10.10+          --      1999 Employee Stock Purchase Plan.

10.11***        --      Lease Agreement between Opus West Corporation and JDA
                        Software Group, Inc. dated April 30, 1998, together with
                        First Amendment dated June 30, 1998.


10.12**         --      Software License Agreement dated as of June 4, 1998 by
                        and between Comshare, Incorporated and JDA Software,
                        Inc.


10.14(2)        --      Value-Added Reseller License Agreement for Uniface
                        Software between Compuware Corporation and JDA Software
                        Group, Inc. dated April 1, 2000.


10.15*(1)       --      JDA Software, Inc. 401(k) Profit Sharing Plan, adopted
                        as amended effective January 1, 1995.


10.16#          --      Business Loan Agreement between Bank of America Arizona
                        and JDA Software, Inc. dated September 30, 1998.


10.17***(1)     --      Form of Amendment of Stock Option Agreement between JDA
                        Software Group, Inc and Kristen L. Magnuson, amending
                        certain stock options granted to Ms. Magnuson pursuant
                        to the JDA Software Group, Inc. 1996 Stock Option Plan
                        on September 11, 1997 and January 27, 1998.


10.18++(1)      --      Form of Rights Agreement between the Company and
                        ChaseMellon Shareholder Services, as Rights Agent
                        (including as Exhibit A the Form of Certificate of
                        Designation, Preferences and Rights of the Terms of the
                        Series A Preferred Stock, as Exhibit B the From of Right
                        Certificate, and as Exhibit C the Summary of Terms and
                        Rights Agreement).

10.19+++(1)     --      Form of Incentive Stock Option Agreement between JDA
                        Software Group, Inc. and Kristen L. Magnuson to be used
                        in connection with stock option grants to Ms. Magnuson
                        pursuant to the JDA Software Group, Inc. 1996 Stock
                        Option Plan.


10.20@          --      Form of Incentive Stock Option Agreement between JDA
(1)(3)                  Software Group, Inc. and certain Senior Executive
                        Officers to be used in connection with stock options
                        granted pursuant to the JDA Software Group, Inc. 1996
                        Stock Option Plan.


10.21@          --      Form of Nonstatutory Stock Option Agreement between JDA
(1)(3)                  Software Group, Inc. and certain Senior Executive
                        Officers to be used in connection with stock options
                        granted pursuant to the JDA Software Group, Inc. 1996
                        Stock Option Plan.


10.22@(1)       --      Form of Amendment of Stock Option Agreement between JDA
(4)                     Software Group, Inc and certain Senior Executive
                        Officers, amending certain stock options granted
                        pursuant to the JDA Software Group, Inc. 1995 Stock
                        Option Plan


10.23@          --      Form of Amendment of Stock Option Agreement between JDA
(1)(5)                  Software Group, Inc and certain Senior Executive
                        Officers, amending certain stock options granted
                        pursuant to the JDA Software Group, Inc. 1996 Stock
                        Option Plan


10.24@          --      Form of Incentive Stock Option Agreement between JDA
(1)(6)                  Software Group, Inc. and certain Senior Executive
                        Officers to be used in connection with stock options
                        granted pursuant to the JDA Software Group, Inc. 1996
                        Stock Option Plan


27.1            --      Financial Data Schedule


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

### Incorporated by reference to the Company's Current Report on Form 8-K dated February 24, 2000, as filed on March 1, 2000.

@ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.

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