Form 10-Q
period 2000-09-30
JDA SOFTWARE GROUP INC
filed 2000-11-14
CIK 1006892

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                YES /X/   NO / /

          The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 24,563,466 as of October 31, 2000.
================================================================================

                            JDA SOFTWARE GROUP, INC.

                                    FORM 10-Q


                                TABLE OF CONTENTS

                                                                                                                Page No.
PART I:     FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999 ................      3

         Condensed Consolidated Statements of Income for the Three and Nine Months Ended
              September 30, 2000 and September 30, 1999 ......................................................      4

         Condensed Consolidated Statements of Comprehensive Income for the Three and Nine
              Months ended September 30, 2000 and September 30, 1999 .........................................      5

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
              September 30, 2000 and September 30, 1999 ......................................................      6

         Notes to Interim Condensed Consolidated Financial Statements ........................................      8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ...............     11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........................................     28

PART II:    OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders .................................................     30

Item 5.  Other Information ...................................................................................     30

Item 6.  Exhibits and Reports on Form 8-K ....................................................................     30

Signature ....................................................................................................     31

                          PART I: FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                            JDA SOFTWARE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                                          2000                1999
                                                                                      -------------       ------------
CURRENT ASSETS:
      Cash and cash equivalents                                                         $  46,959           $  58,283
      Marketable securities                                                                26,249              30,423
      Accounts receivable, net                                                             49,940              32,302
      Income tax receivable                                                                 2,468               2,201
      Deferred tax asset                                                                    3,588               2,345
      Prepaid expenses and other current assets                                             7,936               5,114
                                                                                        ---------           ---------
            Total current assets                                                          137,140             130,668

PROPERTY AND EQUIPMENT, NET                                                                22,360              23,987
GOODWILL AND OTHER INTANGIBLES, NET                                                        50,285              31,635
DEFERRED TAX ASSET                                                                          3,863               5,933
MARKETABLE SECURITIES                                                                       3,480               4,822
                                                                                        ---------           ---------
            Total assets                                                                $ 217,128           $ 197,045
                                                                                        =========           =========


CURRENT LIABILITIES:
      Accounts payable                                                                  $   3,706           $   2,669
      Accrued expenses and other liabilities                                               13,261              11,929
      Deferred revenue                                                                     13,350               7,584
                                                                                        ---------           ---------
            Total current liabilities                                                      30,317              22,182

STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value.  Authorized 2,000,000 Shares;
         None issued or outstanding                                                            --                  --
      Common stock, $.01 par value.  Authorized 50,000,000 Shares; Issued and
         outstanding 24,556,887 and 23,954,537, respectively                                  246                 240
      Additional paid in capital                                                          181,710             176,101
      Accumulated earnings (deficit)                                                        7,847                 (93)
      Accumulated other comprehensive loss                                                 (2,992)             (1,385)
                                                                                        ---------           ---------
            Total stockholders' equity                                                    186,811             174,863
                                                                                        ---------           ---------
                        Total liabilities and stockholders' equity                      $ 217,128           $ 197,045
                                                                                        =========           =========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDA SOFTWARE GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                      THREE MONTHS                    NINE MONTHS
                                                                   ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                 ------------------------------------------------------
                                                                    2000          1999           2000            1999
                                                                 ---------      ---------      ---------      ---------
REVENUES:
      Software licenses                                          $  14,621      $   8,662      $  48,753      $  26,755
      Maintenance services                                           8,566          4,779         21,479         14,015
                                                                 ---------      ---------      ---------      ---------
            Product revenues                                        23,187         13,411         70,232         40,770

      Consulting services                                           20,308         21,882         58,566         66,915
                                                                 ---------      ---------      ---------      ---------
            Total revenues                                          43,495         35,323        128,798        107,685
                                                                 ---------      ---------      ---------      ---------

COST AND EXPENSES:
      Cost of software licenses                                        668            539          2,366          1,552
       Cost of maintenance                                           1,931          1,614          5,793          4,661
                                                                 ---------      ---------      ---------      ---------
            Cost of product revenues                                 2,599          2,153          8,159          6,213

      Cost of consulting services                                   16,433         16,467         48,068         49,101
      Product development                                            7,676          6,181         20,850         17,975
      Sales and marketing                                            7,159          5,547         21,063         18,425
      General and administrative                                     5,729          4,491         15,047         13,806
      Amortization of intangibles                                    1,716          1,092          4,725          3,317
      Purchased in-process research and development                     --             --            200             --
      Restructuring and asset disposition charge                        --             --            828          2,111
                                                                 ---------      ---------      ---------      ---------
            Total cost and expenses                                 41,312         35,931        118,940        110,948
                                                                 ---------      ---------      ---------      ---------

INCOME (LOSS) FROM OPERATIONS                                        2,183           (608)         9,858         (3,263)
      Other income, net                                              1,032            901          3,159          2,740
                                                                 ---------      ---------      ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES                                    3,215            293         13,017           (523)
      Income tax provision (benefit)                                 1,254            117          5,077           (209)
                                                                 ---------      ---------      ---------      ---------

NET INCOME (LOSS)                                                $   1,961      $     176      $   7,940      $    (314)
                                                                 =========      =========      =========      =========

BASIC EARNINGS (LOSS) PER SHARE                                  $     .08      $     .01      $     .33      $    (.01)
                                                                 =========      =========      =========      =========
DILUTED EARNINGS (LOSS) PER SHARE                                $     .08      $     .01      $     .31      $    (.01)
                                                                 =========      =========      =========      =========

SHARES USED TO COMPUTE:
      Basic earnings (loss) per share                               24,436         23,821         24,245         23,689
                                                                 =========      =========      =========      =========
      Diluted earnings (loss) per share                             25,494         23,821         25,415         23,689
                                                                 =========      =========      =========      =========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JDA SOFTWARE GROUP, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (in thousands, unaudited)


                                                                      THREE MONTHS                    NINE MONTHS
                                                                   ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                 ------------------------------------------------------
                                                                    2000          1999           2000            1999
                                                                 ---------      ---------      ---------      ---------
NET INCOME (LOSS)                                                $   1,961      $     176      $   7,940      $    (314)

OTHER COMPREHENSIVE LOSS:
   Unrealized holding gain (loss) on marketable
     securities available for sale, net                                 54             --             83             --
   Foreign currency translation adjustment                            (660)           422         (1,690)          (289)
                                                                 ---------      ---------      ---------      ---------
COMPREHENSIVE INCOME (LOSS)                                      $   1,355      $     598      $   6,333      $    (603)
                                                                 ---------      ---------      ---------      ---------


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            JDA SOFTWARE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)


                                                                                                         NINE MONTHS
                                                                                                     ENDED SEPTEMBER 30,
                                                                                                ----------------------------
                                                                                                   2000               1999
                                                                                                ----------        ----------
OPERATING ACTIVITIES:

      Net income (loss)                                                                         $    7,940        $     (314)
      Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                                           10,780             8,997
            Provision for doubtful accounts                                                          2,504             3,072
            Net loss on disposal of property and equipment                                             115               238
            Write-off of purchased in-process research and development                                 200                --
            Deferred income taxes                                                                      827               180

      Changes in assets and liabilities:
            Accounts receivable                                                                   (14,717)             1,273
            Income tax receivable                                                                    (276)              (953)
            Prepaid expenses and other current assets                                              (1,906)               (14)
            Accounts payable                                                                           812            (1,620)
            Accrued expenses and other liabilities                                                   (757)            (3,778)
            Deferred revenue                                                                          (21)               417
                                                                                                ----------        ----------
                  Net cash provided by operating activities                                          5,501             7,498
                                                                                                ----------        ----------

INVESTING ACTIVITIES:

      Purchase of marketable securities                                                          (416,432)          (218,736)
      Sales of marketable securities                                                                12,371            33,999
      Maturities of marketable securities                                                          409,660           185,478
      Purchase of Intactix International, Inc., net of cash acquired                              (23,138)                --
      Purchase of property and equipment                                                           (4,899)            (9,185)
      Proceeds from disposal of property and equipment                                                 896             2,153
                                                                                                ----------        ----------
                  Net cash used in investing activities                                           (21,542)            (6,291)
                                                                                                ----------        ----------

FINANCING ACTIVITIES:

      Issuance of common stock - stock option plan                                                   2,287               421
      Issuance of common stock - employee stock purchase plan                                        3,009             2,725
      Tax benefit - stock options and employee stock purchase plan                                     319                --
      Payments on capital lease obligations                                                           (39)               (60)
                                                                                                ----------        ----------
                  Net cash provided by financing activities                                          5,576             3,086
                                                                                                ----------        ----------

Effect of exchange rates on cash                                                                     (859)                48
                                                                                                ----------        ----------

Net (decrease) increase in cash and cash equivalents                                              (11,324)             4,341
                                                                                                ----------        ----------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                      58,283            42,376
                                                                                                ----------        ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                        $   46,959        $   46,717
                                                                                                ==========        ==========

                            JDA SOFTWARE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)


                                                                                                   NINE MONTHS
                                                                                               ENDED SEPTEMBER 30,
                                                                                           --------------------------
                                                                                              2000             1999
                                                                                           ---------         --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for:

       Income taxes                                                                        $   4,035         $  1,436
                                                                                           =========         ========


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

    Acquisition of Intactix International, Inc.:

       Fair value of current assets acquired                                               $  (8,732)
       Fixed assets                                                                             (508)
       In-process research and development                                                      (200)
       Developed software and other intangibles                                              (23,380)
       Liabilities assumed                                                                     2,073
       Deferred revenue                                                                        5,786
                                                                                           ---------
                Total Acquisition Cost of Intactix International, Inc.                     $ (24,961)
       Cash acquired                                                                           1,823
                                                                                           ---------
                Total cash expended to acquire Intactix International, Inc.                $ (23,138)
                                                                                           ---------


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            JDA SOFTWARE GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS, EXCEPT PERCENTAGES, SHARES, PER SHARE AMOUNTS,
                             OR AS OTHERWISE STATED)
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2.   ACQUISITION

          On April 6, 2000, we completed the acquisition of Intactix International, Inc. ("Intactix") from Pricer AB. Intactix is a leading provider of space management solutions for the retail industry and consumer product goods manufacturers. The acquisition was accounted for as a purchase, and accordingly, the operating results of Intactix have been included in our consolidated financial statements from the date of acquisition. The purchase price of $20.5 million was paid in cash for certain assets, including certain intangible assets and in-process research and development ("IPR&D"). In addition, we incurred direct costs related to the transaction totaling $4.5 million. The total acquisition cost of $25.0 million, which consists of the purchase price plus the direct costs related to the transaction, was allocated to the acquired assets and liabilities based on their fair market values. The acquisition resulted in an excess of acquired net assets over cost. This excess has been allocated to reduce proportionately the values assigned to certain intangible assets in determining their fair values. IPR&D includes the value of products in the development stage for which technological feasibility has not been established and which we believe have no alternative future use. In accordance with applicable accounting rules and the valuation guidance provided by the Securities and Exchange Commission, we expensed $200,000 of purchased IPR&D during the second quarter of 2000 and recorded a related tax benefit of $78,000. The following pro forma consolidated results of operations for the nine months ended September 30, 2000 and 1999 assume the Intactix acquisition occurred as of January 1 of each year. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.


                                                                       NINE MONTHS
                                                                   ENDED SEPTEMBER 30,
                                                                 -----------------------
                                                                    2000          1999
                                                                 ---------     ---------
            Total revenues................................       $ 135,035     $ 125,347
            Net income (loss).............................       $   7,267     $  (3,282)
            Basic earnings (loss) per share...............       $     .30     $    (.14)
            Diluted earnings (loss) per share.............       $     .29     $    (.14)


3.   EARNINGS PER SHARE

          Shares used in the earnings per share calculation are as follows. Common stock equivalents have been excluded from the earnings (loss) per share calculation for the three and nine months ended September 30, 1999 as their effect would be antidilutive:

                                                                                    THREE MONTHS                 NINE MONTHS
                                                                                 ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                                               ---------------------------------------------------
                                                                                 2000          1999          2000           1999
                                                                               ---------     ---------     ---------     ---------
            Shares--Basic earnings per share..........................            24,436        23,821        24,245        23,689
                                                                               ---------     ---------     ---------     ---------
            Dilutive common stock equivalents.........................             1,058            --         1,170            --
                                                                               ---------     ---------     ---------     ---------
            Shares--Diluted earnings per share........................            25,494        23,821        25,415        23,689
                                                                               =========     =========     =========     =========

4.   SEGMENT DISCLOSURES

     We are a leading provider of software solutions designed specifically to address the demand chain management, business process, analytical application and e-commerce requirements of the retail industry. Our products link point-of-sale level information with the centralized merchandising, planning and financial functions that ultimately affect decisions with suppliers and vendors. We conduct business in five geographic regions that have separate management teams and reporting infrastructures: the United States, EMEA (Europe, Middle East and Africa), Asia/Pacific, Canada and Latin America. Similar products and services are offered in each geographic region and local management is evaluated primarily based on total revenues and operating income. Identifiable assets are also managed by geographic region. The geographic distribution of our revenues and identifiable assets is as follows:

                                                                 THREE MONTHS                           NINE MONTHS
                                                              ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                        --------------------------------------------------------------------
                                                            2000               1999              2000               1999
                                                        -------------      ------------      -------------      ------------
       REVENUES:
       United States                                    $      24,573      $     19,943      $      71,535      $     58,812

       EMEA                                                     9,154             9,353             27,370            30,050
       Asia/Pacific                                             5,353             3,436             18,847             8,807
       Latin America                                            3,301             2,110              7,174             6,399
       Canada                                                   1,458             1,237              5,285             6,162
                                                        -------------      ------------      -------------      ------------
         Total International                                   19,266            16,136             58,676            51,418
                                                        -------------      ------------      -------------      ------------
       Sales and transfers among regions                         (344)             (756)            (1,413)           (2,545)
                                                        -------------      ------------      -------------      ------------
            Total revenues                              $      43,495      $     35,323      $     128,798      $    107,685
                                                        =============      ============      =============      ============


                                                        SEPTEMBER 30,      DECEMBER 31,
                                                            2000               1999
                                                        -------------      ------------
       IDENTIFIABLE ASSETS:
       United States                                    $     173,690      $    161,126

       EMEA                                                    24,250            20,443
       Asia/Pacific                                            10,373             6,979
       Latin America                                            3,939             4,101
       Canada                                                   4,876             4,396
                                                        -------------      ------------
         Total International                                   43,438            35,919
                                                        -------------      ------------
            Total identifiable assets                   $     217,128      $    197,045
                                                        =============      ============

         We classify our products and services into three primary product categories: Enterprise Systems which are corporate level merchandise management systems that gather and distribute data throughout an organization to support the retail process and provide decision support for inventory control, cost and price management, purchase order management, automated replenishment, merchandise planning and allocation; In-store Systems that provide point-of-sale and back office applications which enable a retailer to capture, analyze and transmit customer demographic and other operational information to corporate level merchandise management systems; and Analytic Applications that provide a comprehensive set of tools for analyzing business results and trends, monitoring strategic plans and enabling tactical decisions. A summary of the revenues and operating income (loss) attributable to each of these product categories for the three and nine months ended September 30, 2000 and 1999 is as follows:


                                                   THREE MONTHS                     NINE MONTHS
                                                ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                            ----------------------------------------------------------
                                               2000            1999            2000            1999
                                            ----------      ----------      ----------      ----------
        REVENUES:
          Enterprise Systems                $   19,687      $   21,814      $   64,208      $   65,998
          In-store Systems                       4,810           4,791          19,268          15,816
          Analytic Applications                 18,998           8,718          45,322          25,871
                                            ----------      ----------      ----------      ----------
            Total revenues                  $   43,495      $   35,323      $  128,798      $  107,685

                                                            THREE MONTHS                     NINE MONTHS
                                                         ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                     ----------------------------------------------------------
                                                        2000            1999            2000            1999
                                                     ----------      ----------      ----------      ----------
        OPERATING INCOME (LOSS):
          Enterprise Systems                         $      618      $    1,197      $    8,132      $    3,760
          In-store Systems                                  495            (149)          5,334           1,556
          Analytic Applications                           4,939           2,037           8,207           4,608
          Other                                          (3,869)         (3,693)        (11,815)        (13,187)
                                                     ----------      ----------      ----------      ----------
            Total income (loss) from operations      $    2,183      $     (608)     $    9,858      $   (3,263)
                                                     ==========      ==========      ==========      ==========


        DEPRECIATION AND AMORTIZATION:
          Enterprise Systems                         $    1,489      $    1,585      $    4,390      $    4,542
          In-store Systems                                  381             353           1,135             973
          Analytic Applications                           1,954           1,171           5,255           3,482
                                                     ----------      ----------      ----------      ----------
            Total depreciation and amortization      $    3,824      $    3,109      $   10,780      $    8,997
                                                     ==========      ==========      ==========      ==========

         The operating income shown for Enterprise Systems, In-store Systems and Analytic Applications includes direct expenses for software licenses, consulting services, maintenance services, sales and marketing expenses, product development expenses, IPR&D and amortization of related intangibles, as well as allocations for occupancy costs and depreciation expense. All other non-allocated expenses that are not directly identified with a particular operating segment are reported under the caption "Other" including the $828,000 and $2.1 million restructuring and asset disposition charges that were recorded during the first quarters of 2000 and 1999, respectively. The improvements in operating income between the periods presented reflect the increased gross profits resulting from a higher mix of software sales as a percentage of total revenues.

7.   SUBSEQUENT EVENTS - STOCKHOLDERS' EQUITY

     - On October 24, 2000, our Board of Directors authorized a repurchase of up to two million shares of our outstanding common stock. Under the buy-back plan, we may periodically repurchase shares over the next twelve months on the open market at prevailing market prices. We will make the purchase decisions based upon market conditions and other considerations.

     - A Special Meeting of Stockholders was held on November 9, 2000 to approve an amendment to our 1996 Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder from 4,500,000 to 7,000,000. The proposal was approved by our stockholders.

8.   NEW ACCOUNTING STANDARDS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 will require companies to value derivative financial instruments, including those used for hedging foreign currency earnings, at current market value with the impact of any change in market value being charged against earnings in each period. The adoption of SFAS No. 133 will not have a significant impact on our financial statements.

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

9.   RECLASSIFICATIONS

        Certain reclassifications have been made to the 1999 financial statements to conform to the September 30, 2000 presentation.

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

OVERVIEW

      We are a leading provider of software solutions designed specifically to address the demand chain management, business process, analytic application and e-commerce requirements of the retail industry. Our solutions enable our customers to collect, manage, organize and analyze information throughout their retail enterprise, and to interact with suppliers and customers over the Internet at multiple levels within their organizations.

      We classify our software products into three primary categories:
Enterprise Systems, In-store Systems and Analytic Applications.

- Enterprise Systems are corporate level merchandise management systems that gather and distribute operational information throughout an organization to support the retail process. These systems provide decision support and management tools for retailing operations, warehouse management and logistics, and tools for business-to-business and business-to-consumer e-commerce.

- In-store Systems provide point-of-sale and back office applications that enable a retailer to capture, analyze and transmit certain sales and other operational information to corporate level merchandise management systems. We have also announced the development of JDA Affinity, a collection of open applications designed to enable retailers to support and proactively manage their customer information and transactions.

- Analytic Applications provide a comprehensive set of tools for analyzing business results and trends, monitoring strategic plans and enabling tactical decisions.

      For a discussion of the financial information regarding these product categories please see the discussion in Note 4 of the Notes to Interim Condensed Consolidated Financial Statements.

      We also offer a wide range of retail specific professional services that are designed to enable our clients to rapidly achieve the benefits of our solutions, including project management, system planning, design and implementation, custom configurations, training and support services. Our service business continues to be an important source of operating income and an important competitive strength as we position ourselves as a total solution provider for retailers. Consulting services and maintenance services revenues are derived from a range of services, the demand for which stems primarily from, and often trails, sales of our software products. These services include system design and implementation, software maintenance, support and training. Consulting services and maintenance services revenues are generally more predictable but generate lower gross margins than software revenues and are to a significant extent dependent upon new software license sales.

      Because of the significantly higher gross margins on revenues from software licenses and maintenance compared to consulting services revenues, the mix in our revenues components is significant to our operating results.

      Software license revenues, maintenance services revenues and consulting services revenues represented 38%, 17% and 45%, respectively, of our total revenues during the nine months ended September 30, 2000, as compared with 25%, 13% and 62%, respectively in the comparable period of 1999.

CERTAIN MATTERS RELATED TO OUR ACQUISITION STRATEGY AND OUR INTACTIX ACQUISITION

-     STRATEGY

      We believe there are opportunities to grow our business through the acquisition of complementary or synergistic companies, products and technologies. We look for acquisitions that can readily be integrated and accretive to earnings, although we may pursue non-accretive acquisitions that appear strategically important. We believe the general size of any cash acquisitions we would currently consider to be in the $5.0 million to $30.0 million range. Larger acquisitions could possibly require us to issue our stock in lieu of or in addition to cash.

-    INTACTIX INTERNATIONAL, INC.

         On April 6, 2000, we completed the acquisition of Intactix International, Inc. ("Intactix") from Pricer AB. Intactix is a leading provider of space management solutions for the retail industry and consumer product goods manufacturers. The acquisition was accounted for as a purchase, and accordingly, the operating results of Intactix have been included in our consolidated financial statements from the date of acquisition. The purchase price of $20.5 million was paid in cash for certain assets, including certain intangible assets and in-process research and development ("IPR&D"). In addition, we incurred direct costs related to the transaction totaling $4.5 million. The total acquisition cost of $25.0 million, which consists of the purchase price plus the direct costs related to the transaction, was allocated to the acquired assets and liabilities based on their fair market values. The acquisition resulted in an excess of acquired net assets over cost. This excess has been allocated to reduce proportionately the values assigned to certain intangible assets in determining their fair values. IPR&D includes the value of products in the development stage for which technological feasibility has not been established and which we believe have no alternative future use. In accordance with applicable accounting rules and the valuation guidance provided by the Securities and Exchange Commission, we expensed $200,000 of purchased IPR&D during the second quarter of 2000 and recorded a related tax benefit of $78,000. The Intactix product line has generated $12.9 million in total revenues since its acquisition, including $5.9 million in software license revenues.

RECENT DEVELOPMENTS

- We announced a reorganization and expansion of our senior management team in October 2000 to support our growth plans and accelerate our presence in the business-to-business Internet market. We have promoted KEVIN W. STADLER, the former president and CEO of Intactix, to serve in the new executive role of Senior Vice President, Collaborative Business Solutions. In addition, we have appointed GREGORY L. MORRISON, our former Senior Vice President, Analytic Applications, to the new position of Senior Vice President, Worldwide

     Regional Operations and MICHEL RAMIS, the former Managing Director of our French operation, to the new position of Regional Vice President, Southern Europe. MR. HERBERT C. CLINE, formerly Vice President and Managing Partner of Trademark Technologies, joined our Company in October 2000 and will serve as our Regional Vice President, United States. We have identified two other new senior executive positions, Senior Vice President, Customer Support and Senior Vice President, Product Development, and are actively recruiting candidates to serve in these roles. All other members of our senior management team will continue to serve in their existing roles.

- On October 24, 2000, our Board of Directors authorized a repurchase of up to two million shares of our outstanding common stock. Under the buy-back plan, we may periodically repurchase shares over the next twelve months on the open market at prevailing market prices. We will make the purchase decisions based upon market conditions and other considerations.

- A Special Meeting of Stockholders was held on November 9, 2000 to approve an amendment to our 1996 Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder from 4,500,000 to 7,000,000. The proposal was approved by our stockholders.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenues

         Total revenues for three months ended September 30, 2000 were $43.5 million, an increase of 23% over the $35.3 million reported in the comparable quarter of 1999. Revenues consisted of software licenses, maintenance services and consulting services, which represented 33%, 20% and 47%, respectively, of total revenues during the three months ended September 30, 2000, as compared with 25%, 13% and 62%, respectively in the comparable quarter of 1999.

         Software Licenses. Software license revenues for the three months ended September 30, 2000 were $14.6 million, an increase of 69% over the $8.7 million reported in the comparable quarter of 1999. This increase results primarily from increased sales of our Analytic Application solutions and includes $3.7 million in software license revenues from the Intactix product line that was acquired in April 2000. Domestic and international software license revenues increased 107% and 34%, respectively in the third quarter of 2000 compared to the third quarter of 1999. As expected, software licenses were down sequentially in the third quarter of 2000 due to the seasonal lows associated with the peak summer vacation periods during July and August which tend to extend the sales process. We currently expect software license revenues to be approximately $20.0 million in the fourth quarter of 2000.

         Maintenance Services. Maintenance services revenues for the three months ended September 30, 2000 were $8.6 million, an increase of 79% over the $4.8 million reported in the comparable quarter of 1999. The increase results primarily from the incremental maintenance services revenues from the Intactix product line that was acquired in April 2000 and the increased demand stemming from new software license sales in the first nine months of 2000. We currently expect modest sequential expansion of our maintenance services revenues during the fourth quarter of 2000.

         Consulting Services. Consulting services revenues for the three months ended September 30, 2000 were $20.3 million, a decrease of 7% from the $21.9 million reported in the comparable quarter of 1999. This decrease was expected and is due to the lower implementation revenues that resulted from the decline in new software license sales we experienced throughout most of 1999. We believe consulting services revenues are beginning to recover as a result of the new software license sales in the first nine months of 2000. However, we currently expect consulting services revenues to decrease slightly in the fourth quarter of 2000 compared to the third quarter of 2000 due to lower utilization around the holiday season.

Product Line Revenues

         Total revenues in our Enterprise Systems business unit decreased 10% to $19.7 million in the third quarter of 2000 from $21.8 million in the comparable quarter of 1999. Software license revenues in our Enterprise Systems business unit were flat between the comparable quarters. This business unit signed 13 new licenses during the third quarter of 2000 compared to 10 in the third quarter of 1999, including two new MMS.com sales and the successful go-live of our Store Portal beta sites and the resulting commercial release of this product. Consulting services revenues in this segment decreased 15% in the third quarter of 2000 compared to the third quarter of 1999. This decrease was expected and is due to the lower implementation revenues that resulted from the decline in new software license sales we experienced throughout most of 1999, particularly implementation revenues associated with the MMS product line. Total maintenance revenues for Enterprise Systems increased 19% in the third quarter of 2000 compared to the third quarter of 1999 as a result of our increased software license installed base.

         Total revenues in our In-Store Systems business unit were flat at $4.8 million between the comparable quarters. Software license revenues increased 39% in the third quarter of 2000 compared to the third quarter of 1999. We believe the increase is attributable to the reorganization of our sales force in early 2000 and our research and development investment in new feature and functionality for our In-Store Systems to address increased competition in this business segment in 1999. Consulting services revenues in this segment decreased 5% in the third quarter of 2000 compared to the third quarter of 1999. This decrease was expected and is due to the lower implementation revenues that resulted from the decline in new software license sales we experienced throughout most of 1999. Total maintenance revenues for In-store Systems increased 14% in the third quarter of 2000 compared to the third quarter of 1999 as a result of our increased software license installed base.

         Total revenues in our Analytic Applications business unit increased 118% to $19.0 million in the third quarter of 2000 from $8.7 million in the comparable quarter of 1999. The increase results primarily from increases in software license sales for all Analytic Applications products including the incremental revenues from the Intactix product line which generated $7.5 million in total revenues during the third quarter of 2000.

Geographic Revenues

         Total revenues in the United States increased 23% to $24.6 million in the third quarter of 2000 from $19.9 million in the comparable quarter of 1999. This increase results from increases in all product categories for software license sales and maintenance service revenues in the third quarter of 2000 compared to the third quarter of 1999, offset in part by a decrease in consulting services revenues that resulted from the decline in new software license sales we experienced throughout most of 1999.

         Total revenues in the EMEA region decreased 2% to $9.2 million in the third quarter of 2000 from $9.4 million in the comparable quarter of 1999. The decrease results from reduced demand for Enterprise Systems and In-store Systems software licenses between the comparable periods and a decrease in consulting services revenues in all product categories. The decline in demand for consulting services results primarily from the decline in new software license sales we experienced throughout most of 1999. In addition, we believe that demand in the EMEA region has been temporarily impacted by an increase in the consolidation activities in the retail sector. The fourth quarter 2000 pipeline appears somewhat stronger than the past six months.

         Total revenues in the Asia/Pacific region increased 56% to $5.4 million in the third quarter of 2000 from $3.4 million in the comparable quarter of 1999. The increase is due to increased Analytic Applications software license sales, and increases in consulting revenues and maintenance revenues in all product categories. We experienced strong increases in Australia which produced $2.4 million in total revenue in the third quarter of 2000 compared to $1.4 million in the third quarter of 1999.

         Total revenues in the Latin America region increased 56% to $3.3 million in the third quarter of 2000 from $2.1 million in the comparable quarter of 1999. The increase results primarily from increased sales of Enterprise Systems and Analytic Applications software licenses in the third quarter of 2000 compared to the third quarter of 1999, offset in part by decreased consulting revenues from Enterprise Systems and In-store Systems.

         Total revenues in Canada increased 18% to $1.5 million in the third quarter of 2000 from $1.2 million in the comparable quarter of 1999. The increase is due to increased maintenance revenues in all product categories, offset in part by a decline in software license sales and consulting services revenues between the comparable quarters. The decline in demand for consulting services results primarily from the decline in new software license sales we experienced throughout most of 1999. We believe that this region has a high degree of market penetration and may grow at reduced rates in the future.

Cost of Revenues

         Cost of Software Licenses. Cost of software license revenues was $668,000 for the three months ended September 30, 2000 as compared to $539,000 in the comparable quarter of 1999. Cost of software licenses represented 5% and 6%, respectively, of software license revenues in these comparable periods.

         Cost of Maintenance Services. Cost of maintenance services increased 20% to $1.9 million in 2000 from $1.6 million in 1999. We have added headcount in this function to support our growing client base, including 18 employees that were added during the second quarter of 2000 in connection with the acquisition of Intactix. At September 30, 2000 there were 73 employees in this function compared to 50 at September 30, 1999.

         Cost of Consulting Services. Consulting services costs for the three months ended September 30, 2000 were $16.4 million, a decrease of less than 1% from the $16.5 million reported in the comparable quarter of 1999. We had 57 less FTE in our consulting services organization in the third quarter of 2000 compared to the third quarter of 1999, and as of September 30, 2000, there were 557 employees involved in the consulting services function, including 32 employees that were added to this function during the second quarter of 2000 in connection with the acquisition of Intactix. Although we reduced the headcount in our consulting services organization by 10% between the comparable periods, higher costs were incurred in the third quarter of 2000 related to salary increases, the increased use of outside contractors and increased costs for recruiting and relocation. There was a shift of approximately $1.3 million in consulting services costs from the Enterprise Systems business unit to the Analytic Applications business unit between the comparable periods which reflects the changes in demand for these products. We will continue to adjust the size and composition of the workforce in our consulting services organization to match the different geographic and product demand cycles and we expect only modest growth, if any, in the overall size of our consulting services organization during the fourth quarter of 2000.

Gross Profit

         Gross profit for the three months ended September 30, 2000 was $24.5 million, an increase of 46% over the $16.7 million reported in the comparable quarter of 1999. Gross profit, as a percentage of total revenues, increased to 56% in the third quarter of 2000 compared with 47% in the third quarter of 1999. This increase results from the higher mix of software license revenues as a percentage of total revenues during the three months ended September 30, 2000 and the increase in our maintenance base. Consulting services margins decreased to 19% in the third quarter of 2000 from 25% in the comparable quarter of 1999 primarily as a result of lower consulting revenues in all geographic regions except Asia/Pacific, lower utilization and a higher average cost per FTE due to salary increases, increased use of outside contractors and increased costs for recruiting and relocation. We believe our fourth quarter 2000 service margins will be somewhat lower than the third quarter of 2000 due to lower utilization around the holiday season.

Operating Expenses

         Product Development. Product development expenses for the three months ended September 30, 2000 were $7.7 million, a 24% increase over the $6.2 million reported in the comparable quarter of 1999. The increase in product development expenses resulted primarily from the acquisition of Intactix in April 2000 and our increased investment in our new Analytic Applications and e-commerce products. Our product development staff increased by approximately 15% in the third quarter of 2000 compared to the third quarter of 1999, and as of September 30, 2000 there were 247 employees involved in the product development function including 26 employees that were added to this function during the second quarter of 2000 in connection with the acquisition of Intactix. We expect to invest between $7.5 million to $8.0 million in product research and development during the fourth quarter of 2000.

         Sales and Marketing. Sales and marketing expenses for the three months ended September 30, 2000 were $7.2 million, a 29% increase over the $5.5 million reported in the comparable quarter of 1999. The increase in sales and marketing expenses results from the acquisition of Intactix in April 2000 and increased commissions due to higher software license revenues between the comparable periods, primarily in the Analytic Applications business unit. As of September 30, 2000 there were 131 employees involved in our sales and marketing function including 30 employees that were added to this function during the second quarter of 2000 in connection with the acquisition of the Intactix product line. We will continue to upgrade and realign our sales force to match the demand for our various products and among the geographic regions in which we operate.

         General and Administrative. General and administrative expenses for the three months ended September 30, 2000 were $5.7 million, a 28% increase from the $4.5 million reported in the comparable quarter of 1999. The increase in general and administrative expenses results primarily from the acquisition of Intactix in April 2000. General and administrative expense, as a percentage of total revenues, was 13% in each of the comparable quarters.

         Amortization of Intangibles. Amortization of intangibles for the three months ended September 30, 2000 was $1.7 million, a 57% increase over the $1.1 million reported in the comparable quarter of 1999. Amortization of intangibles consists primarily of amortization on goodwill and other intangibles recorded in connection with the acquisition of Arthur Retail in June 1998 and the acquisition of Intactix in April 2000. We finalized the purchase price allocation for Intactix during the third quarter of 2000 and as a result, our overall amortization expense decreased sequentially from the $1.9 million reported for the second quarter of 2000. We expect quarterly amortization to be approximately $1.8 million per quarter in the future.

Operating Income (Loss)

         Operating income in our Enterprise Systems business unit decreased 48% to $618,000 in the third quarter of 2000 from $1.2 million in the comparable quarter of 1999. The decrease is due primarily to reduced consulting services revenues and lower consulting margins in the third quarter of 2000 compared to the third quarter of 1999.

         Operating income in our In-Store Systems business unit increased 422% to $495,000 in the third quarter of 2000 compared to an operating loss of ($149,000) in the comparable quarter of 1999. The increase is due to lower product development and sales and marketing costs and higher software license revenues between the comparable quarters.

         Operating income in our Analytic Applications business unit increased 142% to $4.9 million in the third quarter of 2000 from $2.0 million in the comparable quarter of 1999. The increase results primarily from the Intactix product line which generated $7.5 million in total revenues during the third quarter of 2000, including $3.7 million in software license revenues.

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

Net Income

          We currently expect and have previously announced that our earnings per share will meet or exceed $.16 per share for the fourth quarter of 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenues

         Total revenues for nine months ended September 30, 2000 were $128.8 million, an increase of 20% over the $107.7 million reported in the comparable period of 1999. Revenues consisted of software licenses, maintenance services and consulting services, which represented 38%, 17% and 45%, respectively, of total revenues during the nine months ended September 30, 2000, as compared with 25%, 13% and 62%, respectively in the comparable period of 1999.

         Software Licenses. Software license revenues for the nine months ended September 30, 2000 were $48.8 million, an increase of 82% over the $26.8 million reported in the comparable period of 1999. This increase includes increases in each of our product categories and $5.9 million in software license revenues from the Intactix product line that was acquired in April 2000. Domestic and international software license revenues increased 146% and 41%, respectively in the nine-month period of 2000 compared to the nine-month period of 1999.

         Maintenance Services. Maintenance services revenues for the nine months ended September 30, 2000 were $21.5 million, an increase of 53% over the $14.0 million reported in the comparable period of 1999. The increase results primarily from the incremental maintenance services revenues from the Intactix product line that was acquired in April 2000 and the increased demand stemming from new software license sales in the first nine months of 2000.

         Consulting Services. Consulting services revenues for the nine months ended September 30, 2000 were $58.6 million, a decrease of 12% from the $66.9 million reported in the comparable period of 1999. This decrease was expected and is due to the lower implementation revenues that resulted from the decline in new software license sales we experienced throughout most of 1999.

Product Line Revenues

         Total revenues in our Enterprise Systems business unit decreased 3% to $64.2 million in the nine-month period of 2000 from $66.0 million in the comparable period of 1999. Software license revenues in our Enterprise Systems business unit increased 54% in the nine-month period of 2000 compared to the nine-month period of 1999. The increase is due primarily to increased sales of ODBMS and incremental revenues from sales of the MMS.com and Store Portals products that were commercially released in the second half of 1999 and third quarter of 2000, respectively. MMS software license revenues for the nine-month period of 2000 decreased 15% compared to the nine-month period of 1999. Consulting services revenues in this segment decreased 20% in the nine-month period of 2000 compared to the nine-month period of 1999. This decrease was expected and is due to lower implementation revenues that resulted from the decline in new software license sales we experienced throughout most of 1999. Total maintenance revenues for Enterprise Systems increased 14% in the nine-month period of 2000 compared to the nine-month period of 1999 as a result of our increased software license installed base.

         Total revenues in our In-Store Systems business unit increased 22% to $19.3 million in the nine-month period of 2000 from $15.8 million in the comparable period of 1999. The increase includes a 134% increase in software license revenues in the nine-month period of 2000 compared to the nine-month period of 1999. We believe the increase in software license sales is attributable to the reorganization of our sales force in early 2000 and our research and development investment to add new feature and functionality to this product in response to increased competition in this business segment during 1999. Consulting services revenues in this segment decreased 8% in the nine-month period of 2000 compared to the nine-month period of 1999. This decrease was expected and is due to the lower implementation revenues that resulted from the decline in new software license sales we experienced throughout most of 1999. Total maintenance revenues for In-store Systems increased 14% in the nine-month period of 2000 compared to the nine-month period of 1999 as a result of our increased software license installed base.

         Total revenues in our Analytic Applications business unit increased 75% to $45.3 million in the nine-month period of 2000 from $25.9 million in the comparable period of 1999. The increase results primarily from increases in software license sales for all Analytic Application products and the incremental revenues from the Intactix product line which has generated $12.9 million in total revenues since its acquisition in April 2000, including $5.9 million in software license revenues.

Geographic Revenues

         Total revenues in the United States increased 22% to $71.5 million in the nine-month period of 2000 from $58.8 million in the comparable period of 1999. This increase results from increases in all product categories for software license sales and maintenance service revenues in the nine-month period of 2000 compared to the nine-month period of 1999, offset in part by a decrease in consulting services revenues that resulted from the decline in new software license sales we experienced throughout most of 1999.

         Total revenues in the EMEA region decreased 9% to $27.4 million in the nine-month period of 2000 from $30.1 million in the comparable period of 1999. The decrease results from a slow down in demand for software licenses and consulting services in most product categories, offset in part by the incremental software license and maintenance services revenues from the Intactix product line. The decline in demand for consulting services results primarily from the decline in new software license sales we experienced throughout most of 1999. In addition, we believe that demand in the EMEA region has been temporarily impacted by an increase in consolidation activities in the retail sector.

         Total revenues in the Asia/Pacific region increased 114% to $18.8 million in the nine-month period of 2000 from $8.8 million in the comparable period of 1999. The increase is due primarily to increased software license sales, consulting revenues and maintenance revenues from the Enterprise Systems and Analytic Applications business units. We experienced strong increases in Australia which produced $7.8 million in total revenues in the nine-month period of 2000 compared to $3.4 million in the nine-month period of 1999. In addition, Japan contributed $5.0 million in total revenues in the nine-month period of 2000 compared to $1.7 million in the nine-month period of 1999.

         Total revenues in the Latin America region increased 12% to $7.2 million in the nine-month period of 2000 from $6.4 million in the comparable period of 1999. The increase results primarily from an increase in software license sales from the Enterprise Systems and Analytic Applications business units in the nine-month period of 2000 compared to the nine-month period of 1999.

         Total revenues in Canada decreased 14% to $5.3 million in the nine-month period of 2000 from $6.2 million in the comparable period of 1999. Consulting services revenues decreased in all product categories in the nine-month period of 2000 compared to the nine-month period of 1999 as a result of the decline in new software license sales we experienced throughout most of 1999. These decreases were offset in part by a 72% increase in software license sales in the nine-month period of 2000 compared to the nine-month period of 1999.

Cost of Revenues

         Cost of Software Licenses. Cost of software license revenues was $2.4 million for the nine months ended September 30, 2000 as compared to $1.6 million in the comparable period of 1999. The increase results from increased royalties on the higher mix of software products that incorporate functionality from third party software providers such as Compuware, Inc. (ODBMS) and Silvon Software, Inc. (Retail IDEAS). Cost of software licenses represented 5% and 6%, respectively, of software license revenues in these comparable periods.

         Cost of Maintenance Services. Cost of maintenance services increased 24% to $5.8 million in the nine-month period of 2000 from $4.7 million in the nine-month period of 1999. We have added headcount in this function during the nine-month period of 2000 to support our growing client base.

         Cost of Consulting services. Consulting services costs for the nine months ended September 30, 2000 were $48.1 million, a decrease of 2% from the $49.1 million reported in the comparable period of 1999. We had 57 less

FTE in our consulting services organization at September 30, 2000 compared to September 30, 1999. This decrease was offset by salary increases, the higher costs incurred for outside contractors and increased costs for recruiting and relocation.

Gross Profit

         Gross profit for the nine months ended September 30, 2000 was $72.6 million, an increase of 39% over the $52.4 million reported in the comparable period of 1999. Gross profit, as a percentage of total revenues, increased to 56% in the nine-month period of 2000 compared with 49% in the nine-month period of 1999. This increase resulted primarily from the higher mix of software license revenues as a percentage of total revenues during the nine months ended September 30, 2000, which was partially offset by a reduction in our consulting service margins to 18% in the nine-month period of 2000 from 27% in the nine-month period of 1999. The workforce reductions we made in our services organization during 2000 did not fully offset the decrease in consulting services revenues in the nine-month period of 2000 compared to the nine-month period of 1999, and as a result, our utilization rates decreased. We do not expect our consulting services margins to recover until mid-2001.

Operating Expenses

         Product Development. Product development expenses for the nine months ended September 30, 2000 were $20.9 million, a 16% increase over the $18.0 million reported in the comparable period of 1999. Product development expense as a percentage of total revenues was 16% in the nine-month period of 2000 compared to 17% in the nine-month period of 1999. The increase in product development expenses results primarily from the acquisition of Intactix in April 2000 and our increased investment in our new Analytic Applications and e-commerce products.

         Sales and Marketing. Sales and marketing expenses for the nine months ended September 30, 2000 were $21.1 million, a 14% increase over the $18.4 million reported in the comparable period of 1999. Sales and marketing expense as a percentage of total revenues decreased to 16% in the nine-month period of 2000 from 17% in the nine-month period of 1999. The increase in sales and marketing expenses results primarily from the acquisition of Intactix in April 2000 and increased commissions due to higher software license revenues between the comparable periods.

         General and Administrative. General and administrative expenses for the nine months ended September 30, 2000 were $15.0 million, a 9% increase over the $13.8 million reported in the comparable period of 1999. The increase in general and administrative expense results primarily from the acquisition of Intactix in April 2000. General and administrative expense, as a percentage of total revenues, decreased to 12% in the nine-month period of 2000 from 13% in the nine-month period of 1999.

         Amortization of Intangibles. Amortization of intangibles for the nine months ended September 30, 2000 was $4.7 million, a 42% increase over the $3.3 million reported in the comparable period of 1999. The increase in amortization of intangibles consists primarily of amortization on goodwill and other intangibles recorded in connection with the acquisition of Intactix in April 2000.

         Restructuring and Asset Disposition Charge. We recorded an $828,000 restructuring and asset disposition charge during the first quarter of 2000. The restructuring initiatives involved a workforce reduction of 65 full-time employees in certain implementation service groups and administrative functions in the United States, Europe and Canada. We believe this reduction helped stabilize service margins, optimized our labor resources in these geographic regions, and freed up funds for investment in staff that support higher growth product lines, including the Arthur Suite and our e-commerce initiatives. All workforce reductions associated with this charge were made on or before March 31, 2000. A similar restructuring and asset disposition charge of $2.1 million was recorded during the first quarter of 1999 for a workforce reduction of 54 full-time employees in the United States and Europe ($1.4 million), the closure of three unprofitable locations in Germany, France and South Africa ($226,000), the disposal of property and equipment related to the closure of these locations and the disposal of furniture that was abandoned with consolidation of our corporate operations into one facility ($507,000), and the release of over 80 subcontractors worldwide.

Operating Income (Loss)

         Operating income in our Enterprise Systems business unit increased 116% to $8.1 million in the nine-month period of 2000 from $3.8 million in the comparable period of 1999. The increase is primarily attributable to a 54% increase in software license sales, which have gross margins ranging from 95% to 100% and increased maintenance services revenues, offset in part by reduced consulting services revenues and lower consulting margins in the nine-month period of 2000 compared to the nine-month period of 1999.

         Operating income in our In-Store Systems business unit increased 243% to $5.3 million in the nine-month period of 2000 from $1.6 million in the comparable period of 1999. The increase is primarily attributable to a 134% increase in software license sales, which have gross margins ranging from 95% to 100%, and lower product development and sales and marketing costs in the nine-month period of 2000.

         Operating income in our Analytic Applications business unit increased 78% to $8.2 million in the nine-month period of 2000 from $4.6 million in the comparable period of 1999. The increase results primarily from operating profit from Intactix that was acquired in April 2000 and a 46% increase in Arthur and Retail IDEAS software license sales, which have gross margins ranging from 75% to 95%. The Intactix results include a one-time charge of $200,000 for acquired in-process research and development.

PROVISION FOR INCOME TAXES

         Our effective income tax rate reflects statutory federal, state and foreign tax rates, partially offset by reductions for research and development expense tax credits. From time to time, we may be subject to audit by federal, state and/or foreign taxing authorities. The IRS has completed an audit of our 1996 and 1997 Federal Income Tax Returns. As a result of the audit, we have received proposed adjustments from the IRS reducing our 1996 and 1997 research and development expense tax credits. The Company and its tax advisors disagree with the adjustments proposed by the IRS and intend to vigorously contest them. We do not believe that the IRS adjustments, even as currently proposed, would have a material impact on our business, operating results or financial condition

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations primarily through cash generated from operations and public sales of equity securities. We had working capital of $106.8 million at September 30, 2000 compared with $108.5 million at December 31, 1999. Cash and cash equivalents at September 30, 2000 were $47.0 million, a decrease of $11.3 million from the $58.3 million reported at December 31, 1999. We also had $29.7 million in marketable securities at September 30, 2000, a decrease of $5.5 million from the $35.2 million reported at December 31, 1999. In April 2000 we acquired Intactix for $20.5 million. In addition, we incurred direct costs related to the transaction totaling $4.5 million.

         Operating activities provided cash of $5.5 million and $7.5 million in the nine months ended September 30, 2000 and 1999, respectively. Cash provided by operating activities during the nine months ended September 30, 2000 resulted primarily from net income of $7.9 million, and depreciation and amortization of $10.8 million, offset in part by a $14.7 million increase in accounts receivable. We had net receivables of $49.9 million, or 104 days sales outstanding ("DSOs") at September 30, 2000 compared to $36.2 million, or 94 DSOs at September 30, 1999. The increase in DSOs results from the higher mix of software licenses as a percentage of total receivables and total revenues, and our decision to lengthen certain contractual payments terms on software licenses in response to competitive pressure. The increase is not due to a deterioration in the aging of our accounts receivable. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including seasonality, shifts in customer buying patterns, contractual payment terms, the underlying mix of products and services, and the geographic concentration of revenues.

         Investing activities utilized cash of $21.5 million and $6.3 million in the nine months ended September 30, 2000 and 1999, respectively. The activity in the nine-month period of 2000 includes the net maturity of $6.0 million of marketable securities, offset by $4.9 million in capital expenditures and the $23.1 million cash payment for the acquisition of Intactix, net of cash acquired. The 1999 activity includes $741,000 in net maturities of marketable securities and $9.2 million in capital expenditures. We are actively pursuing additional acquisitions of businesses, products and technologies that could complement or expand our business, some of which could be significant in size and scope. We believe the general size of any cash acquisitions would be in the $5.0 million to $30.0 million range with larger acquisitions possibly requiring a stock component. Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid. In addition, any material acquisitions of complementary businesses, products or technologies could require that we obtain additional equity or debt financing.

         Financing activities provided cash of $5.6 million and $3.1 million during the nine months ended September 30, 2000 and 1999, respectively. The activity in both periods consists primarily of proceeds from the issuance of common stock and related tax benefits under our stock option and employee stock purchase plans.

         Changes in the currency exchange rates of our foreign operations had the effect of reducing cash by $859,000 in the nine months ended September 30, 2000 and increasing cash by $48,000 in the nine months ended September 30, 1999. We did not enter into any foreign exchange contracts or engage in similar hedging strategies during either of the periods.

         During the first half of 2000 we maintained a $5.0 million revolving line of credit with a commercial bank. The line of credit was collateralized by property and equipment, receivables, and intangibles; accrued interest at the bank's reference rate (which approximates prime) less .25 percentage points; and required that we maintain certain current ratios and tangible net worth. We have never utilized this credit facility. The line of credit expired on July 1, 2000 and has not been renewed. We believe that our cash and cash equivalents, investments in marketable securities, and funds generated from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months. On October 24, 2000, we announced that our board of directors authorized a repurchase of up to two million shares of our outstanding common stock. Under the buy-back plan, we may periodically repurchase shares over the next twelve months on the open market at prevailing market prices. We will make the purchase decisions based upon market conditions and other considerations. We intend to use our available cash and cash equivalents, investments in marketable securities and funds generated from operations to effect these stock buy-back transactions.

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

CERTAIN RISKS

      Our Operating Results May Fluctuate Significantly Which Could Adversely Affect the Price of Our Stock. Our quarterly operating results have varied and are expected to continue to vary in the future. If our quarterly operating results fail to meet analysts' expectations, the price of our stock could decline. Many factors may cause these fluctuations, including:

      - demand for our software products and services, including the size and timing of individual contracts and our ability to recognize revenue currently with respect to contracts signed in the quarter, particularly with respect to our significant customers;

      -     changes in the length of our sales cycle;

      -     competitive pricing pressures;

      -     customer order deferrals in anticipation of new products;

      - changes in the mix of software license revenues, including changes in the mix of software license revenues compared to consulting services revenues and maintenance services revenues;

      - the timing of new software product introductions and enhancements to our software products or those of our competitors, and market acceptance of our new software products;

      -     changes in our operating expenses;

      - changes in the mix of domestic and international revenues, or expansion of international operations;

      - our ability to complete fixed price consulting contracts within budget;

      -     employee hiring and retention;

      -     foreign currency exchange rate fluctuations;

      -     integration issues association with newly acquired businesses; and

      -     general industry and economic conditions.

      We believe it is likely that in some future quarter our operating results will vary from the expectations of public market analysts or investors. If this happens, or if adverse conditions prevail, or are perceived to prevail, with respect to our business or generally, the price of our common stock may decline. Significant fluctuations have included, or may include in the future, the following:

       - A Decline in Overall Demand For Our Products or Services. We experienced a decline in overall demand for our Enterprise Systems and In-store Systems during 1999. In particular, although sales of our ODBMS product have shown some improvement since the third quarter of 1999, overall sales of the ODBMS product have historically failed to meet our expectations. We believe that sales of ODBMS were affected by a significant drop-off in demand related to the millennium change, external and internal marketing issues, increased competition, a limited number of referenceable implementations in the early years of release, and certain design and stability issues in earlier versions of the ODBMS product.

            We also believe that the decline in demand for our In-store Systems products during 1999 was affected by deferred purchasing decisions related to the millennium change, longer sales cycles, increased competition and/or lack of desired feature and functionality. To address increased competition and lack of desired features and functionality in this business unit, we have reorganized our sales force and refocused some of our research and development investment into new feature and functionality. However, there can be no assurance that these efforts will result in an increase in demand for our In-Store Systems.

       - Fluctuating Gross Margins. Because the gross margins on software licenses and maintenance services are significantly greater than the gross margins on consulting services, our combined gross margin has fluctuated from quarter to quarter, and we expect that it will continue to fluctuate significantly based on revenue mix and service utilization rates. Consulting services revenues are to a significant extent dependent upon new software license sales. Although there can be no assurance, we expect that our utilization rates and service margins will gradually improve if we experience a sustained increase in demand for our software products. However, in the event software license revenues fail to meet our expectations or there is a decline in demand, our consulting services revenues would be adversely impacted.

      - Timing of Software Sales. We typically ship our software products when contracts are signed. Consequently, our software license backlog at the beginning of any quarter has represented only a small portion of that quarter's expected revenues. As a result, software license revenues in any quarter depend substantially upon contracts signed and the related shipment of software in that quarter. It is therefore difficult for us to predict revenues. Because of the timing of our sales, we typically recognize a substantial amount of our software license revenues in the last weeks or days of the quarter, and we generally derive a significant portion of our quarterly software license revenues from a small number of relatively large sales. It is difficult to forecast the timing of large individual software license sales with a high degree of certainty. Accordingly, large individual sales have sometimes occurred in quarters subsequent to when we anticipated. We expect that the foregoing trends will continue. If we receive any significant cancellation or deferral of customer orders, or we are unable to conclude license negotiations by the end of a fiscal quarter, our operating results may be lower than anticipated. In addition, any weakening or uncertainty in international economies may make it more difficult for us to predict quarterly results in the future, and could negatively impact our business, operating results and financial condition for an indefinite period of time.

      - Forecasting Expense Levels. Our expense levels are based on our expectations of future revenues. Since software license sales are typically accompanied by a significant amount of consulting and maintenance services, the size of our services organization must be managed to meet our anticipated software license revenues. As a result, we hire and train service personnel and incur research and development costs in advance of anticipated software license revenues. If software revenues fall short of our expectations, or if we are unable to fully utilize our service personnel, our operating results are likely to decline because a significant portion of our expenses cannot be quickly reduced to respond to any unexpected revenue shortfall.

      Based on the foregoing, we believe that future revenues, expenses and operating results are likely to vary significantly from quarter-to-quarter. As a result, quarter-to-quarter comparisons of operating results are not necessarily meaningful. Furthermore, it is likely that in some future quarter our operating results will vary from the expectations of public market analysts or investors. If that happens, or if adverse conditions prevail, or are perceived to prevail, with respect to our business or generally, the price of our common stock may decline.

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

         In addition, e-commerce on the Internet has recently impacted the retail industry. The traditional "brick and mortar" retailers that we have historically served have been facing substantial competition from Internet-based retailers that may negatively impact their ability to purchase our products. We announced the commercial availability of the MMS.com e-commerce product during the second half of 1999 and to date there have only been limited sales of this product. In addition, we have recently announced our intentions to develop a series of business-to-business e-commerce solutions. These solutions include Internet Portals which are web-based interfaces that provide retailers with a one-stop destination for internal users, customers and suppliers to access multiple information sources and applications, and JDA Affinity, a collection of open applications designed to enable a retailer to support and proactively manage their customer information and transactions. Our first Internet Portal, Store Portal, was commercially released for both MMS and ODBMS in September 2000. The markets for e-commerce products are new and quickly evolving. We are unable to predict the full impact this emerging form of commerce will have on the traditional "brick and mortar" retail operations we have historically served. If the markets for our MMS.com, Internet Portals, and JDA Affinity products, or other future web-enabled products fail to develop, develop more slowly or differently than expected or become saturated with competitors, or if our e-commerce products are not accepted in the marketplace, our business, operating results and financial condition could be negatively impacted.

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

         We Have Only Deployed Certain of Our Software Products On a Limited Basis. Certain of our software products, including MMS.com and Internet Portals, have been commercially released within the last year. The markets for these products are new and evolving, and we believe that retailers may be cautious in adopting web-based and other new technologies. Consequently, we cannot predict the growth rate, if any, and size of the markets for our e-commerce products or that these markets will continue to develop. Potential and existing customers may find it difficult, or be unable, to successfully implement our e-commerce products, or may not purchase our products for a variety of reasons, including: their inability to obtain hardware, software, networking infrastructure, or sufficient internal staff required to implement, operate and maintain an open, client/server solution; the generally longer time periods and greater cost required to implement such products as compared to IBM AS/400-based products; and limited implementation experience with such products or third-party implementation providers. In addition, we must overcome significant obstacles to successfully market our client/server and e-commerce products, including limited experience of our sales and consulting personnel in the client/server market and a limited market size. If the markets for our client/server or e-commerce products fail to develop, develop more slowly or differently than expected or become saturated with competitors, or if our products are not accepted in the marketplace or are technically flawed, our business, operating results and financial condition will decline.

         We announced the commercial availability of the MMS.com e-commerce product during the second half of 1999 and to date there have only been limited sales of this product. In addition, we have only recently announced our intentions to develop a series of business-to-business e-commerce solutions. These solutions include Internet Portals, which are web-based interfaces that provide retailers with a one-stop destination for internal users, customers and suppliers to access multiple information sources and applications, and JDA Affinity, a collection of open applications designed to enable a retailer to support and proactively manage their customer information and transactions. Our first Internet Portal, Store Portal, was commercially released for both MMS and ODBMS in September 2000. The markets for e-commerce products are new and quickly evolving. We expect significant growth in these e-commerce markets over the Internet, however, we are unable to predict the full impact this emerging form of commerce will have on the traditional "brick and mortar" retail operations historically served by our other software products. If the markets for our MMS.com, Internet Portals, and JDA Affinity products, or other future web-enabled products fail to develop, develop more slowly or differently than expected or become saturated with competitors, or if our e-commerce products are not accepted in the marketplace, our business, operating results and financial condition could be negatively impacted.

         There Are Many Risks Associated with International Operations. Our international revenues represented 45% of total revenues in the first nine months of 2000 as compared 46% and 44% in the years ended December 31, 1999 and 1998, respectively. Although, we expect international revenues will continue to account for a significant portion of our revenues for the foreseeable future, we remain cautious about our expectations regarding international operations in the near term. If our international operations grow, we must recruit and hire a number of new consulting, sales and marketing and support personnel in the countries we have or will establish offices. Our entry into new international markets typically requires the establishment of new marketing and distribution channels as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. The opening of our new offices typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire or that we will be successful at hiring, training or retaining such personnel. In addition, we cannot assure you that we will be able to successfully expand our international operations in a timely manner which could negatively impact our business, operating results and financial condition.

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

         Our Markets Are Highly Competitive. The markets for our software products are highly competitive. We believe the principal competitive factors are price, feature and functionality, product reputation and referenceable accounts, retail industry expertise, e-commerce capabilities and quality of customer support. We encounter competitive products from a different set of vendors in each of our primary product categories. Our Enterprise Systems compete with internally developed systems and with third-party developers such as NSB Retail Systems PLC, Radius PLC, Retek, Inc., SAP AG, STS Systems, and SVI Holdings, Inc. As we continue to develop MMS.com and other e-commerce products, we expect to face potential competition from business-to-business e-commerce application providers, including Ariba, Broadvision, Commerce One, Commercialware, i2 Technologies, Manugistics Group, Inc., Retek, Inc., Smith Gardner, and Microsoft as a result of its recently announced investment in Radiant Systems, Inc. In addition, new competitors may enter our markets and offer merchandise management systems that target the retail industry.

         The competition for our In-store Systems is more fragmented than the Enterprise Systems market. We compete with major hardware equipment manufacturers such as ICL, NCR and IBM, as well as software companies such as CRS Business Computers, Datavantage, Inc., NSB Retail Systems PLC, and Trimax. In the Analytic Applications markets, the Arthur Suite competes primarily with Marketmax, Inc., Retek, Inc., and the Makaro product line which was recently acquired by i2 Technologies. The Retail IDEAS product competes with products from vendors such as Microstrategy. The Intactix products compete with products from Marketmax, Inc., AC Nielsen Corporation, and IRI. In the market for consulting services, we have pursued a strategy of forming informal working relationships with leading retail systems integrators such as Andersen Consulting, Ernst & Young and PriceWaterhouseCoopers. These integrators, as well as independent consulting firms such as CAP Gemini, Kurt Salmon Associates, IBM Global Services, AIG Neplex, CFT Consulting, Lakewest Consulting, SPL and ID Applications, also represent competition to our consulting services group.

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

         Implementation of Our Products Is A Lengthy Process; Our Fixed-Price Service Contracts May Result In Losses. Our software products are complex and perform or directly affect mission-critical functions across many different functional and geographic areas of the enterprise. Consequently, implementation of our software products can be a lengthy process and commitment of resources by our clients is subject to a number of significant risks over which we have little or no control. We believe the implementation of the client/server versions of our products can be longer and more complicated than our other applications as they typically (i) appeal to larger retailers who have multiple divisions requiring multiple implementation projects, (ii) require the execution of implementation procedures in multiple layers of software, (iii) offer a retailer more options for product hierarchy, order processing and other configuration choices, and (iv) involve third party integrators to change business processes concurrent with the implementation of the software. Delays in the implementations of any of our software products, whether by us or our business partners, may result in client dissatisfaction or damage to our reputation and a decline in our business, operating results and financial condition.

         We offer a combination of software products, consulting and maintenance services to our customers. Typically, we enter into service agreements with our customers that provide for consulting services on a "time and expenses" basis. Certain clients have asked for, and we have from time to time entered into, fixed-price service contracts. We believe that fixed-price service contracts may increasingly be offered by our competitors to differentiate their product and service offerings. As a result, we may enter into more fixed-price contracts in the future. If we are unable to meet our contractual obligations under fixed-price contracts within our estimated cost structure, our operating results could suffer.

         We Must Keep Pace With Technological Change To Remain Competitive. The computer software industry and the business-to-business e-commerce markets for our products are subject to rapid technological change, changing customer requirements, frequent product introductions embodying new technologies and the emergence of new industry standards, any one of which could render our products and services obsolete and unmarketable. As a result, our position in our existing markets, or other markets that we may enter, could erode rapidly from technological advancements not adopted by us, or through our failure to develop products and services and maintain strategic relationships that are compatible with industry standards. The products must keep pace with technological developments, conform to evolving industry standards and address increasingly sophisticated client needs. We believe that we must continue to respond quickly to the retailers' needs for broad functionality and multi-platform support and to advances in hardware and operating systems. We may experience future difficulties that could delay or prevent the successful development, introduction and marketing of new products, or that new products and product enhancements will meet the requirements of the marketplace and achieve market acceptance. If we are unable to develop and introduce products in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition would be negatively impacted.

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

         We license and integrate technology from third parties in our certain of our software products. For example, we license the Uniface client/server application development technology from Compuware, Inc. for use in ODBMS, certain applications from Silvon Software, Inc. for use in Retail IDEAS, IBM's Net.commerce merchant server software for use in MMS.com, and the Syncsort application for use in the Arthur Suite. These third party licenses generally require us to pay royalties and fulfill confidentiality obligations. Our license with Compuware, Inc. was re-negotiated in April 2000 and requires us to pay moderately higher royalty rates to Compuware, Inc. in the future. If we are unable to continue to license any of this third party software, or if the third party licensors do not adequately maintain or update their products, we would face delays in the releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our software products. These delays, if they occur, could have a material adverse effect on our business, operating results and financial condition. It is also possible that intellectual property acquired from third parties through acquisitions, mergers, licenses or otherwise may not have been adequately protected. The reverse engineering, unauthorized copying, or other misappropriation of our technology could enable third parties to benefit from our technology without paying for it.

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

         Our products are typically used by our clients to perform mission-critical functions. As a result, design defects, software errors, misuse of our products, incorrect data from external sources or other potential problems arising from the use of our products could result in financial or other damages to our clients. Prior to 1998, we did not maintain product liability insurance. Our license agreements with our clients typically contain provisions designed to limit our exposure to potential claims as well as any liabilities arising from such claims. However, such provisions may not effectively protect us against such claims and the associated liability and costs, particularly in countries outside the United States.

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

         We May Have Difficulty Integrating Acquisitions. We continually evaluate potential acquisitions of complementary businesses, products and technologies, including those which are significant in size and scope. On April 6, 2000 we acquired certain assets of Intactix International, Inc. ("Intactix") from Pricer AB. Acquisitions such as Intactix or others we may pursue involve a number of special risks. Those risks include the inability to obtain, or meet conditions imposed for, governmental approvals for the acquisition, diversion of management's attention to the assimilation of the operations and personnel of acquired businesses, costs related to the acquisition and the integration of the acquired businesses, products, technologies and employees into our business and product offerings. Achieving the anticipated benefits of any acquisition will depend, in part, upon whether integration of the acquired business, products, technology, or employees is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The difficulties of such integration may be increased by the necessity of coordinating geographically disparate organizations, the complexity of the technologies being integrated, and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. The inability of management to successfully integrate any acquisition that we may pursue, and any related diversion of management's attention, could have a material adverse effect on our business, operating results and financial condition. Moreover, there can be no assurance that any products acquired will gain acceptance in our markets, or that we will be able to penetrate new markets successfully or that we will obtain the anticipated or desired benefits of such acquisitions. Any acquisition that we pursue or consummate could result in the incurrence of debt and contingent liabilities, amortization of goodwill and other intangibles, purchased research and development expense, other acquisition-related expenses and the loss of key employees, any of which could have a material adverse effect on our business, operating results and financial condition.

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

         Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 46% of our total revenues in the nine months ended September 30, 2000, as compared with 48% in the comparable period of 1999. In addition, the identifiable net assets of our foreign operations totaled 20% of consolidated assets as of September 30, 2000, as compared with 18% at December 31, 1999. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders' equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting unrealized foreign currency exchange losses of $1.7 million for the nine months ended September 30, 2000, as compared with $289,000 in the comparable period of 1999. We have not engaged in foreign currency hedging transactions. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net assets as of September 30, 2000, to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in foreign currency rates from the September 30, 2000 rates would result in a currency translation loss of $1.6 million before tax.

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

         Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to a change in interest rates. We hold our investment securities for purposes other than trading. The fair value of securities held at September 30, 2000 was $29.7 million with interest rates generally ranging between 5% and 7%.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         On August 18, 2000, we reconvened our 2000 Annual Meeting of Stockholders with respect only to Proposal No. 2. Proposal No. 2 sought stockholder approval to increase the number of shares of common stock authorized for issuance under our 1996 Stock Option Plan from 4,500,000 to 8,500,000 shares. The voting results were 9,175,124 for and 9,439,862 against (including abstentions). As a result, the proposal did not pass.

ITEM 5. OTHER INFORMATION

          A Special Meeting of Stockholders was held on November 9, 2000 to approve an amendment to our 1996 Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder from 4,500,000 to 7,000,000. The proposal passed with the following voting results: For - 9,955,687; Against - 8,278,437; Abstain - 625,819.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

     (a)  Exhibits: See Exhibit Index

     (b)  Reports on Form 8-K:

          A Form 8-K dated August 28, 2000 was filed with the Securities and Exchange Commission on September 6, 2000 for the following events:

          -    On August 28, 2000, we announced the resignation of Mr. Frederick
               M. Pakis as Co-Chairman and a member of our Board of Directors. In addition, we announced that we would not immediately appoint a replacement for Mr. Pakis.

          - On August 18, 2000, we reconvened our 2000 Annual Meeting of Stockholders with respect only to Proposal No. 2. Proposal No. 2 sought stockholder approval to increase the number of shares of common stock authorized for issuance under our 1996 Stock Option Plan from 4,500,000 to 8,500,000 shares. The voting results were 9,175,124 for and 9,439,862 against (including abstentions) Proposal No 2. As a result, the proposal did not pass. Subsequently, on August 28, 2000, the Board of Directors approved amendments to our 1996 Stock Option Plan designed to address concerns of certain of our stockholders raised in connection with Proposal No. 2.

          A Form 8-K dated October 25, 2000 was filed with the Security and Exchange Commission on October 27, 2000 for the following event:

          - On October 24, 2000 our Board of Directors authorized a repurchase of up to two million shares of our outstanding common stock. Under the buy-back plan, we may periodically repurchase shares over the next twelve months on the open market at prevailing market prices. We will make the purchase decisions based upon market conditions and other considerations.

                            JDA SOFTWARE GROUP, INC.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    JDA SOFTWARE GROUP, INC.



Dated: November 13, 2000            By:       /s/ Kristen L. Magnuson
                                       -----------------------------------------
                                    Kristen L. Magnuson
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

  Exhibit #                             DESCRIPTION OF DOCUMENT
  ---------                             -----------------------
 2.1**                  --    Asset Purchase Agreement dated as of June 4, 1998,
                              by and among JDA Software Group, Inc., JDA
                              Software, Inc. and Comshare, Incorporated.

 2.2###                 --    Asset Purchase Agreement dated as of February 24,
                              2000, by and among JDA Software Group, Inc.,
                              Pricer AB, and Intactix International, Inc.

 3.1***                 --    Second Restated Certificate of Incorporation of
                              the Company together with Certificate of Amendment
                              dated June 12, 1998.

 3.2***                 --    First Amended and Restated Bylaws.

 4.1*                   --    Specimen Common Stock certificate.

 4.2*(1)                --    Stock Redemption Agreement among the Company,
                              James D. Armstrong and Frederick M. Pakis dated
                              March 30, 1995.

 10.1*(1)               --    Form of Indemnification Agreement.

 10.2*(1)               --    1995 Stock Option Plan, as amended, and form of
                              agreement thereunder.

 10.3#(1)               --    1996 Stock Option Plan, as amended.

 10.4*(1)               --    1996 Outside Directors Stock Option Plan and forms
                              of agreement thereunder.

 10.5***(1)             --    Employment Agreement between James D. Armstrong
                              and JDA Software, Inc. dated January 1, 1998.

 10.6***(1)             --    Employment Agreement between Frederick M. Pakis
                              and JDA Software, Inc. dated January 1, 1998.

 10.7##(1)              --    Employment Agreement between Frederick M. Pakis,
                              JDA Software Group, Inc. and JDA Software, Inc.
                              effective as of July 31, 1999.

 10.8#(1)               --    1998 Nonstatutory Stock Option Plan.

 10.9#(1)               --    1998 Employee Stock Purchase Plan.

 10.10+                 --    1999 Employee Stock Purchase Plan.

 10.11***               --    Lease Agreement between Opus West Corporation and
                              JDA Software Group, Inc. dated April 30, 1998,
                              together with First Amendment dated June 30, 1998.

 10.12**                --    Software License Agreement dated as of June 4,
                              1998 by and between Comshare, Incorporated and JDA
                              Software, Inc.

 10.14@@(2)             --    Value-Added Reseller License Agreement for Uniface
                              Software between Compuware Corporation and JDA
                              Software Group, Inc. dated April 1, 2000.

 10.15*(1)              --    JDA Software, Inc. 401(k) Profit Sharing Plan,
                              adopted as amended effective January 1, 1995.

 10.16#                 --    Business Loan Agreement between Bank of America
                              Arizona and JDA Software, Inc. dated September 30,
                              1998.

 10.17***(1)            --    Form of Amendment of Stock Option Agreement
                              between JDA Software Group, Inc and Kristen L.
                              Magnuson, amending certain stock options granted
                              to Ms. Magnuson pursuant to the JDA Software
                              Group, Inc. 1996 Stock Option Plan on September
                              11, 1997 and January 27, 1998.

 10.18++(1)             --    Form of Rights Agreement between the Company and
                              ChaseMellon Shareholder Services, as Rights Agent
                              (including as Exhibit A the Form of Certificate of
                              Designation, Preferences and Rights of the Terms
                              of the Series A Preferred Stock, as Exhibit B the
                              From of Right Certificate, and as Exhibit C the
                              Summary of Terms and Rights Agreement).

 10.19+++(1)            --    Form of Incentive Stock Option Agreement between
                              JDA Software Group, Inc. and Kristen L. Magnuson
                              to be used in connection with stock option grants
                              to Ms. Magnuson pursuant to the JDA Software
                              Group, Inc. 1996 Stock Option Plan.

 10.20@(1)(3)           --    Form of Incentive Stock Option Agreement between
                              JDA Software Group, Inc. and certain Senior
                              Executive Officers to be used in connection with
                              stock options granted pursuant to the JDA Software
                              Group, Inc. 1996 Stock Option Plan.

 10.21@(1)(3)           --    Form of Nonstatutory Stock Option Agreement
                              between JDA Software Group, Inc. and certain
                              Senior Executive Officers to be used in connection
                              with stock options granted pursuant to the JDA
                              Software Group, Inc. 1996 Stock Option Plan.

 10.22@(1)(4)           --    Form of Amendment of Stock Option Agreement
                              between JDA Software Group, Inc and certain Senior
                              Executive Officers, amending certain stock options
                              granted pursuant to the JDA Software Group, Inc.
                              1995 Stock Option Plan

 10.23@(1)(5)           --    Form of Amendment of Stock Option Agreement
                              between JDA Software Group, Inc and certain Senior
                              Executive Officers, amending certain stock options
                              granted pursuant to the JDA Software Group, Inc.
                              1996 Stock Option Plan

 10.24@(1)(6)           --    Form of Incentive Stock Option Agreement between
                              JDA Software Group, Inc. and certain Senior
                              Executive Officers to be used in connection with
                              stock options granted pursuant to the JDA Software
                              Group, Inc. 1996 Stock Option Plan

 27.1                   --    Financial Data Schedule


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

### Incorporated by reference to the Company's Current Report on Form 8-K dated February 24, 2000, as filed on March 1, 2000.

@ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.

@@ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, as filed on August 14, 2000.

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