Form 10-K405
period 2000-12-31
JDA SOFTWARE GROUP INC
filed 2001-04-02
CIK 1006892

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

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

      The approximate aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing sales price of such stock as reported by the NASDAQ Stock Market) on March 16, 2001 was $221,512,860. Excludes shares of common stock held by directors, officers and each person who holds 5% or more of the registrant’s common stock. Number of shares of common stock, $0.01 par value per share, outstanding as of March 16, 2001 was 24,635,520.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference

Portions of the Proxy Statement for the registrant’s 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K	Items 10, 11, 12 and 13 of Part III

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

PART I

Item 1.  Business

Overview

      We are a leading global provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, analytic application and e-commerce requirements of the retail industry and its suppliers. We believe we have the largest installed customer base among our direct competitors, with over 1,000 retail customers in over 50 countries. We have recently, through our acquisition of Intactix International, Inc. (“Intactix”), expanded our client base to include over 2,500 suppliers to the retail industry, and added software applications that provide business-to-business collaborative planning between retailers and their suppliers. Our customers include many of the world’s leading retailers and their suppliers including Anheuser-Busch Companies, Coles Myer Ltd., The Estee Lauder Companies Inc., Kmart Corporation, LensCrafters, Inc., Midas, Inc., Office Depot International, Pao de Acucar, PETCO Animal Supplies, Inc., Sears, Roebuck and Company, Staples, Inc., Test-Rite International, The Sports Authority, VF Corporation, and Virgin Entertainment Group, Inc. Our software solutions business is enhanced and supported by our retail specific professional services.

      JDA’s primary objective is to exploit our leadership position with retailers and the opportunities created by the growth in commercial transactions over the Internet to develop new markets in the retail industry’s demand and supply chain for our products and services, and to offer new products to our existing customer base. We have historically marketed our software solutions to more than 3,100 mid-size specialty “Tier 2” retailers worldwide with annual sales between $100.0 million and $5.0 billion. However, beginning in mid-1999 we began to expand our target market to include large “Tier 1” multi-national retailer organizations with annual sales in excess of $5.0 billion. We believe there are approximately 55 “Tier 1” specialty retailers worldwide. Some of our newer products, in particular those acquired in connection with the acquisitions of the Arthur Retail Business Unit and Intactix International, Inc., enable us to pursue emerging growth opportunities in the retail supply chain and further expand our target market to include 26,000 suppliers to the retail industry, and 1,200 grocery retailers.

Market Background

      Retail organizations and their suppliers continue to experience rapid change in the form of intensifying competition, evolving retail channels and increasing globalization. As a result, these businesses seek technology solutions to manage their increasingly complex businesses, improve their operating efficiencies and financial performance, and strengthen their relationships with customers and suppliers. The accelerated growth in e-commerce on the Internet provides dual opportunities to transform the way retailers interact with both their customers and suppliers. AMR Research, a leading business technology advisor, predicts that retailers will focus on business-to-business synchronization and collaboration during 2001, and that enterprise integration and optimization will drive retailers’ business priorities. AMR Research also believes collaboration will become increasingly important for users to handle demand and supply constraints and that collaboration will ultimately evolve into a fundamental capability rather than an application category.

      Retailers require sophisticated software solutions in order to make effective business decisions, collaborate with their suppliers and interact with their customers. These solutions must:

•	enable business-to-business and business-to-consumer e-commerce;

•	reduce operating costs through improved inventory management and distribution;

•	efficiently handle large volumes of transactions;

•	reliably provide data integrity and security;

•	handle peak load and seasonal requirements;

•	permit decentralized decision making processes while centralizing purchasing and other administrative functions; and

•	facilitate timely and cost effective collection, organization, distribution and analysis of data throughout a retail organization.

      Increasingly, retailers and their suppliers will seek to exploit the efficiencies of e-commerce through collaborative business practices over the Internet. In addition, global retailers require software solutions that support the specialized requirements of international business, including local language support, multiple currencies and the Euro, import/export costing and foreign tax and regulatory requirements.

JDA Solutions

      We are the leading provider of comprehensive, integrated software solutions specifically designed for the retail industry. We have developed and marketed our Retail Enterprise Systems and In-Store Systems to retailers for over 16 years, and our installed base of over 1,000 retail customers is comprised of many of the world’s leading retail organizations. In addition, our Collaborative Solutions have been installed in over 2,500 suppliers to the retail industry, enabling them to collaborate with their retailer customers to improve their supply chain management and business processes. We offer a wide range of retail specific professional services to help clients rapidly achieve the benefits of our solutions, including project management, system planning, design and implementation, custom modifications, training and support services.

      We have organized our business segments around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry:

      Retail Enterprise Systems. The modern retail enterprise is required to rapidly collect, organize, distribute and analyze information throughout its organization. Our Retail Enterprise Systems are corporate level merchandise management systems that gather and distribute operational information throughout the organization to support the retail process. These systems provide inventory control, warehouse and logistics management, merchandising planning and allocation, space management, trade allowance and promotional program management, and decision support.

      In-Store Systems. Store-level personnel require systems that enhance and facilitate the retailer’s direct interaction with the customer, and integrate the store-level operations into the overall business processes of the organization. Our In-Store Systems include point-of-sale, e-commerce and back office applications that enable a retailer to capture, analyze and transmit sales and other operational information to corporate level Retail Enterprise Systems. In-Store Systems also include Store Portals, which provide retailers with the ability to access enterprise information real-time from their merchandise management systems via the Internet, and to execute associated processes to support their store operations.

      Collaborative Solutions. Retailers and their suppliers increasingly seek to collaboratively organize and synchronize their business processes. Our Collaborative Solutions include applications that enable business-to-business collaborative planning between the retail industry and their suppliers. Collaborative Solutions include planogramming tools that allow users to build, analyze and distribute graphical diagrams for space management, store layout planning and shelf assortment analysis, as well as merchandise planning, assortment planning and allocation tools.

      Our software products and services are designed to provide the following benefits:

      Broad Set of Integrated Solutions for the Retail Demand Chain. We offer a large suite of integrated software products (“JDA Portfolio”) that address the requirements of retailers and their suppliers, and which we believe provides the broadest set of retail industry solutions available. Our products link point-of-sale level information with the centralized merchandising, planning and financial functions that ultimately affect decisions with suppliers and vendors. Our solutions are built specifically to address the unique scalability requirements of the retail industry and function seamlessly with each other, enabling greater speed and data integrity. In addition, our products may be easily configured by clients to meet their specialized and evolving needs. We offer software products for most popular hardware platforms used by retailing organizations.

      Enhanced Decision Making and Responsiveness to Consumer Needs. Our software solutions help retailers better understand and fulfill consumer needs while improving operational efficiency. Our products enable vast amounts of consumer, sales and inventory data to be rapidly collected, organized, distributed and analyzed. Retailers and their suppliers can explore “what if” merchandising plans, track and analyze performance, business results and trends, monitor strategic plans, and quickly adjust to market changes and consumer purchasing patterns. Our software solutions allow our customers to reduce their inventory exposure while offering the consumer a more compelling mix of products at strategically planned prices.

      Improved Inventory Management. Our software solutions enable our customers to continuously monitor and reduce inventory levels. Retailers are able to achieve higher gross margins, improve their inventory turnover rates and more effectively manage their order and distribution process. JDA provides retailers with tools for vendor analysis, stock status monitoring, sales capture and analysis, merchandise allocation and replenishment, purchase order management and distribution center management. Our Collaborative Solutions enable suppliers to collaborate with retailers to plan product allocation and delivery, shelf and floor space management, and reduce inventory exposure.

      Enable and Enhance e-Commerce. Our new and future software products are being designed to enable and enhance the ability of retail industry participants to share information and conduct business in the evolving e-commerce environment. We offer or are developing announced products designed to enable retailers to expand their distribution channels and facilitate a powerful, cost-effective means of conducting business-to-business and business-to-consumer e-commerce over the Internet. Our e-commerce solutions, in particular our Store Portal offerings, are designed to enable retailers to reduce the amount of capital infrastructure at the store level, reduce maintenance costs and synchronize data between store level and corporate level systems. Store Portals will provide improved visibility at the store level into the database information residing on corporate level merchandise management systems.

Our Strategy

      Our strategy to maintain our leadership position in the retail industry and to expand the market for our solutions throughout the retail supply chain has the following key elements:

      Enhance Growth through Focused Product Development and Acquisition of Complementary Products. We have consistently maintained an active commitment to product research, development and acquisition. Our current development efforts focus on enhancing opportunities for increased sales into our established client base. We are developing high value-add applications that can be quickly brought to market, integrated with other JDA systems, and sold to existing customers, thereby leveraging our existing sales force. Our current development efforts include additional web-based portals such as the announced Buyer Portal and the Arthur Planning Portal, additional modules for the Affinity application, and the joint development of the Intellect series of advanced analytic modules, which include demand forecasting. We also seek to acquire developed solutions that are complementary to our internally developed products, including our recently announced acquisition of the ProMax trade allowance and promotional program application from Zapotec Software, Inc., as well as collaborative applications and products for grocery retailers.

      Expand Market Opportunities with Collaborative Planning, Forecasting and Replenishment Products. The acquisitions of the Arthur Retail Business Unit and Intactix International, Inc. have expanded our product offerings and provided us with collaborative applications that address new vertical market opportunities with suppliers to our traditional retail customers. Since these products are used by both retailers and their suppliers, we are in a unique position to leverage what we believe is the “influence model” of both the demand and supply chain: “Tier 1” retailers can influence nearly all of their vendors, and “Tier 1” suppliers can influence many “Tier 2” retailers. We intend to focus our development efforts in 2001 on adding work flow techniques, data translation/ mapping and security features to our Collaborative Solutions to further facilitate and enhance collaboration over the Internet. Our goal in 2001 is to find influential beta partners to complete the development of our initial Collaborative Solutions suite with sales from these new products beginning in 2002.

      Leveraging Our Retail Experience. We will continue to leverage our retail industry knowledge base to update, expand and effectively develop new technologies for our clients. All of our products and services are designed to meet the specific needs of the retail industry. In addition, we believe our in-depth understanding of the industry’s unique requirements, which we accumulated over 16 years with more than 1,000 retail clients, differentiates us from competitors and provides a significant advantage in securing new customers in our existing and emerging markets.

      Offer Benefits of Integrated Solutions. Our integrated JDA Portfolio of products provides a broad, one-stop shopping solution that allows for future expansion and additional functionality as our customers’ business needs evolve. We believe the breadth of our product offerings is a barrier to competitors entering our customer install base, and provides us with a competitive advantage as our customers are able to reduce the risks and costs associated with system integration.

Products

      The JDA Portfolio consists of comprehensive, integrated software solutions that are designed to specifically address the demand and supply chain management, business process, decision support, e-commerce and collaborative planning requirements of the retail industry and their suppliers. We offer software solutions for each of our business segments as follows:

  Retail Enterprise Systems

      Retail Enterprise Systems are corporate level planning, analytic, and merchandise management systems that enable retailers to optimize their inventory control, product mix, pricing and promotional strategies, automate replenishment, and enhance the productivity and accuracy of warehouse processes. These applications also provide retailers with a comprehensive set of tools for accumulating and analyzing business results and trends, tracking customer shopping patterns, monitoring strategic plans and enabling tactical decisions. In addition, Retail Enterprise Systems include space management solutions that enable retailers to collaborate with their suppliers to ensure optimal product mix and shelf positioning.

•	ODBMS is an open/client server merchandise management system that is designed to operate with Oracle relational database management systems running on Windows NT/2000 and the most popular Unix platforms. ODBMS, which consists of functional modules that can be selected and configured to fit multiple processing requirements, provides retailers with applications for core inventory control, cost and price management, purchase order management, promotional planning, and automated replenishment. ODBMS also features enhanced warehouse management and logistic functionality such as bar coding and radio frequency technologies, to assist retailers in automating the receiving, put-away, picking, shipping and allocation of inventory. ODBMS supports the information requirements of international and multi-format retail organizations including multiple concurrent languages and currencies, user-specific terminology, and user-defined data structures. During 2000, we commercially released two enhanced versions of ODBMS that feature new modules for expert pricing, vendor submissions, rebate management and a business process level online help system, improved security, and enhanced functionality for batch processing, online response time, store orders, stock balancing, purchase order requests, contract purchase orders and auto-progressive markdowns. We have also announced our intention to develop a Buyer Portal application that can be used in conjunction with ODBMS.

•	MMS is a merchandising management system designed for the IBM iSeries environment. MMS consists of functional modules that can be selected by a retailer and configured to fit their unique requirements. We believe MMS is one of the most installed merchandise management systems in the world. During 2000, we commercially released MMS version 4R5 which features over 140 new functions and enhancements and takes advantage of the JAVA enablement capabilities that are now available on the IBM iSeries platform. We have partnered with Harbinger Corporation to integrate MMS with Harbinger’s TrustedLink data transformation and integration software. As designed, this integrated business-to-business solution will enable retailers to seamlessly exchange volumes of mission-critical information, including purchase orders and advanced shipping notices with suppliers via traditional and alternative e-business methods such as the XML technology. In addition, we have entered into an alliance with SPS Commerce to provide retailers with real-time business process integration between MMS and the SPSConnect applications, which include electronic document exchange, vendor management and online product catalog services.

•	MMS.com is an integrated e-commerce software application that works in tandem with MMS and provides retailers with an Internet-based sales and delivery system. Whereas many other vendors provide only the Web storefront, MMS.com integrates all back-end processing and allows retailers to automate their product catalogs, manage inventory and prices, verify credit, fulfill and ship orders, track customer information and process returns. MMS.com is fully integrated with the traditional store front channel supported by MMS.

•	Affinity is a collection of five modular, open/client server applications, which as designed, will enable retailers to support and proactively manage customer information from multiple channels and targeted e-mail and mail campaigns. The first module, Affinity Base Customer Data, was commercially released in 2000 and enables retailers to manage basic customer data including name and address, as well as multiple customer attributes such as sizes and demographics. Four additional modules are currently in development: Target Marketing that will provide access to customer purchase history by store and create lists of customers with certain purchase characteristics or thresholds; Commerce Interchange that will enable retailers to establish a Web commerce site and handle back-end processing and fulfillment of orders received from third-party commerce engines including IBM’s WebSphere, Microsoft’s Site Server, and Blue Martini’s E-Merchandising System; Sales Order Management, which will feature call center management, customer order processing and suggestive selling and up-selling capabilities; and Retail Relationship Services, which will allow retailers to implement and efficiently manage customer loyalty programs, gift registries, and value card programs.

•	ProMax is an integrated software application acquired from Zapotec Software, Inc. in February 2001. ProMax enables retailers, suppliers and distributors to manage their trade allowance and promotional programs by automating the contract fulfillment, claim generation and accounts receivable process. A vertical Web portal version of this application is currently in development that will integrate advertising and promotional planning and enable collaborative budgeting, secondary research, media buying, merchandise content and trade allowance tracking within a community of resellers, suppliers, advertising agencies and media companies.

•	Arthur Suite is a set of integrated decision support applications based on technology acquired from Comshare, Incorporated in June 1998. The Arthur Suite is a three-tier application that is currently available for end user/client applications on Windows 95/98 or NT/2000, for application servers on NT/2000, and for database servers on NT/2000, AIX, HP UX, and Sun Solaris. The Arthur Suite is comprised of six core components: Arthur Planning, a merchandise planning application; Arthur Allocation, a tool for product and store allocation decision making; Arthur Assortment Planning, a tool for determining store product assortments; Arthur Information Manager (“AIM”), a database that allows for central organization of data and applications; and Arthur Performance Analysis, a decision support tool which we distribute to the retail industry as a value-added reseller. During 2000 we commercially released enhanced versions of the Arthur Suite applications, and completed the development of and released the Arthur Planning Portal to beta. As designed, the Arthur Planning Portal will enable retailers, manufacturers, suppliers, and other trading partners to collaboratively share plans and up-to-minute results over the Internet.

•	Retail IDEAS is a data warehouse system developed jointly with Silvon Software, Inc. that provides a comprehensive set of tools for analyzing business results, monitoring strategic plans and enabling tactical decisions. Retail IDEAS is currently available on the IBM iSeries, Windows NT/2000, and Sequel 7 platforms. Retail IDEAS is designed as a packaged offering that enables retailers to monitor vendor performance, promotional effectiveness and distribution center productivity, and to analyze financial measurements related to sales and inventory, margins and profitability, merchandise categories, open and suggested orders, and promotional and pricing events.

•	Intactix Space Management Solutions is a set of space management applications acquired from Intactix International, Inc. in April 2000. These applications, which enable business-to-business collaborative planning between the retail industry and manufacturers of consumer goods, are comprised of four core components: pro/space Plus, a next generation planogramming solution used by both retailers and manufacturers, that allows users to build, analyze, and distribute graphical diagrams for space management, store layout planning and shelf assortment analysis; pro/floor, a floor planning tool that enables retailers and manufacturers to merge store design efforts with category and space planning; pro/sortment EIA, a product assortment application that follows the industry-standard Efficient Item Assortment (EIA) process to produce a master assortment product list; and pro/fusion, an enterprise level data warehouse supporting the pro/space Plus and pro/floor plans, as well as all product and fixture information for an entire store system.

•	Intellect is a series of advanced analytic modules that are being jointly developed with Accrue Software, Inc. The Intellect modules will enable retailers to perform customer profiling, demand forecasting, advanced replenishment, promotion analysis, dynamic clustering and profitability analysis across multiple business channels. Three modules are currently in development: Advanced Auto Replenishment Profile Manager that allows retailers to optimize their creation and management of seasonal replenishment profiles using clustering techniques; Advanced Size Curve Analysis that is targeted primarily to fashion retailers and allows users to understand the dynamics of their size curves for the styles offered in their business; and Advanced Forecasting that enables retailers to create accurate time series forecasts for planning purposes based upon historical data provided from other JDA applications. We also anticipate the development of an Advanced Markdown Optimization module that will offer retailers the ability to understand in detail the price elasticity of their various products in order to maximize margins and optimize sell throughs, typically for non-repeat fashion merchandize.

  In-Store Systems

      In-Store Systems are point of sale, e-commerce, and back office software applications that enable retailers to capture, analyze and transmit certain sales, store inventory and other operational information to corporate level merchandise management systems using hand-held, radio-frequency devices, point of sale workstations or via the Internet.

•	Win/ DSS is an integrated Windows-based software application that enables store-level personnel to access enterprise-wide information, such as stock availability, inventory replenishment and pricing to better serve the consumer at the point of sale. Win/ DSS, which consists of functional modules that can be selected and configured to fit multiple processing requirements, provides retailers with functionality for point of sale processing, cash register processes, price lookup, scanning, credit authorization, tendering and sales audit, as well as back office processes such as sales orders, receiving, store inventory, and returns. During 2000 we released the next generation version of Win/ DSS, which features improved user interface design, enhanced point of sale functionality for goal tracking, competitive pricing, layaway and special orders, and improved back office functionality including associate scheduling, computer-based training options, and interfaces with the latest versions of the ODBMS and MMS merchandise management systems. In addition, we teamed with Equifax Check Solutions to develop an interface between Win/ DSS and Equifax’s loss prevention and check risk management products.

•	Store Portals are web-based interfaces that provide retailers with real-time access to enterprise information on their merchandise management systems, via the Internet. Store Portals enable retailers to immediately initiate associated store level processes such as transfer requests, store orders, purchase orders and return to vendor rather than waiting for a nightly polling process, and provide for greater visibility into enterprise merchandising information at the store level. During 2000, we commercially released a Store Portal for both the ODBMS and MMS merchandise management systems.

  Collaborative Solutions

      Collaborative Solutions currently include the Arthur Suite and the Intactix Space Management Solutions. Collaborative Solutions also include Arthur Boost Sales and Margin Planning, a merchandise planning tool for manufacturers of consumer goods. We intend to acquire additional complementary Collaborative Solutions, and in the future our Collaborative Solutions will include modular functionality from our Retail Enterprise Systems that has been adapted to collaborative environments including price management, vendor managed inventory, and promotional planning.

Maintenance Services

      We offer a comprehensive client support program that includes maintenance, on-line support and help desk services via telephone, e-mail, Internet, and if requested, local and on-site presence. Our standard maintenance services program consists of annual contracts that provide clients with the right to receive new releases and unspecified upgrades of our software products. In addition, we offer a global 24-hour customer support service centralized in our corporate offices and Optimum Service offerings for our In-Store Systems. We initiated a Users Support Web site in 2000 designed to provide our user community with a single online source for the latest in client support services, including product overview and release information, access to HEATWeb for resolution tracking, and an online chat forum to exchange information and ideas with other clients. The majority of our clients have typically participated in one or more of our client support programs.

Consulting Services

      Our consulting services group consists of business consultants, systems analysts and technical personnel with extensive retail industry experience. The consulting services group assists our customers in all phases of systems implementation, including systems planning and design, customer-specific configuration of application modules, and on-site implementation or conversion from existing systems. We also offer a variety of post-implementation services designed to maximize our customers’ return on software investment, which include enhanced utilization reviews, business process optimization and executive “how to” sessions, which empower executives to access key management reports online instead of referring to spreadsheets. Consulting services are generally billed on an hourly basis and from time to time under fixed price contracts. In addition, we augment our services on large-scale implementations and extensive business process re-engineering projects with third-party alliances, consulting firms and systems integrators. Our consulting engagements have typically taken between three months and one year for Retail Enterprise Systems, between four and eight months for In-Store Systems, and 30 to 90 days for Collaborative Solutions. We believe the implementation time frames for our software products have shortened as a result of the increased expertise, training, and efficiency of our consulting service group, and as a result of more than $50.0 million in product development expenditures over the past two years that have improved the stability, scalability, integration, ease of installation and overall quality of our products.

      We also offer a comprehensive education and training program for our clients, associates and business partners. We initiated JDA University in 1997 as a formal education program that combines lectures, demonstrations and hands-on exercise sessions. JDA University features a curriculum for each of our software solutions, prepaid training packages, and a full-time staff consisting of professional instructors and course developers. The JDA University curriculum ranges from basic overviews to implementation and technical/developer classes. Courses are offered primarily at our in-house classroom facilities in Scottsdale, Dallas, Chicago, London and Singapore, and customized on-site classes are available. More than 4,400 individuals attended JDA University during 2000.

Customers

      We have provided our software solutions to more than 1,000 retail customers and 2,500 suppliers to the retail industry worldwide. Our clients operate in a wide variety of retail markets, and include traditional “brick and mortar” retailers, online retailers, multi-channel retailers, and manufacturers and wholesalers who sell directly to consumers, manage inventory cooperatively with retailers, or require sophisticated product planning capabilities. Our target markets include large “Tier 1” multi-national retail organizations with annual sales over $5.0 billion, and more than 3,100 “Tier 2” retailers worldwide with annual sales between $100.0 million and $5.0 billion. In addition, as a result of our acquisitions of the Arthur Retail Business Unit and Intactix International, Inc. (See Note 2 to Consolidated Financial Statements), we are in a unique position to pursue 26,000 suppliers to the retail industry, and 1,200 grocery retailers.

Sales and Marketing

      We market our products and services almost exclusively through our direct sales force. Our domestic direct sales force is based primarily in Scottsdale, Arizona and our international sales representatives are located in major cities throughout Southeast Asia, Australia, Canada, Europe, Japan, Mexico and South America. In addition, we leverage certain minor cooperative relationships with sales agents, distributors, and other vendors in certain international markets.

      Sales to new customers have historically required between three and nine months from generation of the sales lead to the execution of a software license agreement. Sales cycles may be longer for large, multi-national retail organizations and retailers in certain geographic regions. In addition, our strategy of offering a comprehensive portfolio of integrated software applications, that can be installed independently or as a complete solution, is resulting in increased back-selling opportunities to existing customers. These sales typically require shorter sales cycles and are less competitive.

      Our marketing activities, including the development of corporate communication and marketing materials, are designed to increase market awareness of our products and services and to identify prospective clients. Press announcements and public relations activities commonly follow the execution of significant software license agreements or the “go live” event of significant customers. We combine attendance at key trade shows with a limited amount of focused advertising and direct mail campaigns to generate prospects.

      As of December 31, 2000, our sales and marketing organization consisted of 61 employees in the United States and 79 employees in our international offices. These totals include 32 and 48 direct sales representatives, respectively.

Product Development and JDA Technology

      Our products incorporate the latest technology and are designed to address broad, enterprise-wide retailing, e-commerce, and collaborative planning functionality. At the same time, we endeavor to design products that are easily tailored to the specific work flows and business processes of our individual customers, and are readily adapted to changing conditions. Our development strategy utilizes a Microsoft development environment for our open/ client server applications, and an IBM JAVA/ websphere environment for our IBM iSeries based applications. The majority of our research and development staff is organized around our product categories. Each of these groups is responsible for the product management process, strategy and release path, delivery, and support of their respective applications. In addition to these groups, a centralized enterprise group is responsible for maintaining consistency across the product teams with respect to quality assurance, testing processes, documentation, application architecture, and methodology. Our development process is further enhanced by frequent solicitation of client feedback and close contact with clients through our implementation services. In addition, our Design Council, a team of associates focused on ensuring development consistencies across all product categories, has introduced a new product enhancement request process designed to streamline the collection of customer requests as well as standardize the process for determining which enhancements are to be included in future product releases. We anticipate that certain of our new products and enhancements will be developed, in part, through cost and design-sharing partnerships with our leading retail clients.

      We believe that significant investments in research and development are required to remain competitive and that speed to market is critical to our success. Our future performance will depend in large part on our ability to enhance our existing products through internal development and strategic partnering, develop quick to market high value-add products, which can leverage both our existing customers and sales force, and strategic acquisitions of complementary retail point solutions, such as grocery and replenishment related products. New products and enhancements to existing products must incorporate state-of-the-art technology, enable our clients to remain competitive, and facilitate a powerful, cost-effective means of conducting business-to-consumer and business-to-business e-commerce on the Internet. As of December 31, 2000, we had 254 employees on our product development staff, the majority of which were located in Scottsdale, Arizona. Our product development expenditures in 2000, 1999 and 1998 were $28.8 million, $25.0 million and $22.2 million, which represented 17%, 18% and 16% of total revenues, respectively. We also invested over $67.0 million in strategic acquisitions of complementary products during the three years ended December 31, 2000.

Competition

      The markets for our software products are highly competitive. We believe the principal competitive factors are price, feature and functionality, product reputation and referenceable accounts, retail industry expertise, e-commerce capabilities and quality of customer support. We encounter competitive products from a different set of vendors in each of our primary product categories. Our Retail Enterprise Systems compete with internally developed systems and with third-party developers such as Essentus, Inc., GERS, Inc., i2 Technologies’ Makaro product line, Marketmax, Inc., Microstrategy, nsb Retail Systems PLC, Radius PLC, Retek, Inc., SAP AG, and SVI Holdings, Inc. In addition, new competitors may enter our markets and offer merchandise management systems that target the retail industry.

      The competition for our In-Store Systems is more fragmented than the competition for our Retail Enterprise Systems. We compete with major hardware equipment manufacturers such as ICL, NCR and IBM, as well as software companies such as CRS Business Computers, Datavantage, Inc., nsb Retail Systems PLC, and Triversity. Our current Collaborative Solutions compete with products from Marketmax, Inc., AC Nielsen Corporation, and Information Resources, Inc. In the market for consulting services, we have pursued a strategy of forming informal working relationships with leading retail systems integrators such as Accenture, Ernst & Young and PriceWaterhouseCoopers. These integrators, as well as independent consulting firms such as CAP Gemini, Kurt Salmon Associates, IBM Global Services, AIG Netplex, CFT Consulting, Lakewest Consulting, SPL and ID Applications, also represent competition to our consulting services group.

      As we continue to develop or acquire e-commerce products, we expect to face potential competition from business-to-business e-commerce application providers, including Ariba, Broadvision, Commerce One, Commercialware, i2 Technologies, Manugistics Group, Inc., Microsoft, Inc., Retek, Inc., and Ecometry Corporation (formerly Smith Gardner).

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

      We license and integrate technology from third parties in our certain of our software products. For example, we license the Uniface client/ server application development technology from Compuware, Inc. for use in ODBMS, certain applications from Silvon Software, Inc. for use in Retail IDEAS, and IBM’s Net.commerce merchant server software for use in MMS.com. These third party licenses generally require us to pay royalties and fulfill confidentiality obligations. If we are unable to continue to license any of this software, or if the third party licensors do not adequately maintain or update their products, we would face delays in the releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our software products. These delays, if they occur, could have a material adverse effect on our business, operating results and financial condition.

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

Employees

      As of December 31, 2000, we had a total of 1,141 employees, 675 of whom were based in the United States and 466 of whom were based in our international offices. Of the total, 140 were engaged in sales and marketing, 554 were in consulting services, 69 were engaged in maintenance services, 254 were in product development, and 124 were in administrative functions. We believe that our relations with our employees are good. We have never had a work stoppage and none of our employees are subject to a collective bargaining agreement.

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

      Our corporate headquarters is located in Scottsdale, Arizona, where we lease approximately 121,000 square feet of a 136,000 square foot facility and have a right of offer on the remaining space. We also use this facility for certain of our sales, marketing, consulting, customer support, training, and product development functions. Our corporate office lease commenced in April 1999 and extends through March 31, 2009. The initial monthly rate of approximately $135,000 will remain in effect for five years. In connection with the lease, we were granted an option to purchase approximately five acres of real property contiguous to our corporate offices. This option may be exercised at pre-determined prices on or before August 2001 provided we maintain certain minimum occupancy levels. We also lease space for nine regional sales and support offices in major cities across the United States.

      We own approximately 20,000 square feet of office space in the United Kingdom, and lease other office space in 20 major cities throughout Europe, Asia, Australia, Canada and Latin America. We believe our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item  3.  Legal Proceedings

      On March 23, 2000, the U.S. District Court for the District of Arizona dismissed, without leave to amend, all pending securities class action complaints previously filed against the Company and certain of our current and former directors and officers (Bernat v. JDA Software Group, Inc., et al., Dist. of Arizona No. CIV’99-0065 PHX RGS). The Court approved the stipulation regarding termination of action on May 30, 2000.

      We are also involved in other legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not believe that the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item  4.  Submission of Matters to a Vote of Security Holders

•	A Special Meeting of Stockholders was held on November 9, 2000 to approve an amendment to our 1996 Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder from 4,500,000 to 7,000,000. There were 9,955,687 votes cast in favor of the proposal with 8,278,437 against and 625,819 abstentions.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol “JDAS.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock for the two most recent fiscal years as reported on NASDAQ.

Year Ended 2000	High		Low

1st Quarter	$25		$11	5/8

2nd Quarter	20	1/8	12	3/4

3rd Quarter	19	1/2	11	7/8

4th Quarter	16	15/1	6 9	3/4

Year Ended 1999	High		Low

1st Quarter	$10	1/4	$5	13/16

2nd Quarter	11	1/2	5	3/4

3rd Quarter	12	5/16	7	3/8

4th Quarter	19	3/8	8	1/2

      On March 16, 2001, the closing sale price for our common stock was $9  23/32 per share. On this date, there were 328 holders of record of our common stock. This figure does not reflect more than 4,200 beneficial stockholders whose shares are held in nominee names. During the two most recent fiscal years we did not pay any dividends. We presently intend to retain future earnings to finance the growth and development of our business, and as such, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

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

Item 6.  Selected Financial Data

      The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. The selected consolidated financial data presented below under the captions “Consolidated Statement of Income Data” and “Consolidated Balance Sheet Data” for, and as of the end of, each of the years in the five-year period ended December 31, 2000, are derived from the consolidated financial statements of JDA Software Group, Inc. The consolidated financial statements as of December 31, 2000 and 1999, and for each of the years in the three-year period ended December 31, 2000, and the independent auditors’ report thereon, are included elsewhere herein.

Consolidated Balance Sheet Data:

	Year Ended December 31,

	2000	1999	1998	1997	1996

	(in thousands except per share data)

Revenues:

Software licenses	$62,640	$36,798	$43,342	$42,041	$24,296

Maintenance services	30,380	18,924	12,029	4,878	3,014

Product revenues	93,020	55,722	55,371	46,919	27,310

Consulting services	78,709	86,941	83,092	44,852	20,530

Total revenues	171,729	142,663	138,463	91,771	47,840

Cost of Revenues:

Cost of software licenses	2,947	1,955	2,011	1,145	438

Cost of maintenance services	7,655	6,245	3,452	1,363	689

Cost of product revenues	10,602	8,200	5,463	2,508	1,127

Cost of consulting services	64,965	64,362	61,685	36,364	15,727

Total cost of revenues	75,567	72,562	67,148	38,872	16,854

Gross Profit	96,162	70,101	71,315	52,899	30,986

Operating Expenses:

Product development	28,840	25,000	22,171	11,364	6,478

Sales and marketing	28,770	24,639	21,282	12,633	7,242

General and administrative	20,761	17,195	16,215	9,255	4,948

Amortization of intangibles	6,542	4,409	2,338	277	41

Purchased in-process research and development	200	—	17,000	—	—

Restructuring and asset disposition charge	828	2,111	—	—	—

Total operating expense	85,941	73,354	79,006	33,529	18,709

Operating Income (Loss)	10,221	(3,253)	(7,691)	19,370	12,277

Other income, net	4,246	3,814	3,276	1,407	519

Income (Loss) Before Income Taxes	14,467	561	(4,415)	20,777	12,796

Income tax provision (benefit)	5,599	224	(1,947)	8,311	5,116

Net Income (Loss)	$8,868	$337	$(2,468)	$12,466	$7,680

Basic Earnings (Loss) Per Share	$.36	$.01	$(.11)	$.64	$.43

Diluted Earnings (Loss) Per Share	$.35	$.01	$(.11)	$.63	$.43

Shares Used To Compute:

Basic earnings (loss) per share	24,315	23,758	22,194	19,617	18,015

Diluted earnings (loss) per share	25,431	23,758	22,194	19,664	18,015

Consolidated Balance Sheet Data:

	December 31,

	2000	1999	1998	1997	1996

	(in thousands)

Cash and cash equivalents	$60,794	$58,283	$42,376	$27,304	$30,986

Marketable securities(1)	15,800	35,245	43,013	—	—

Working capital	112,752	108,486	98,322	48,339	39,832

Total assets	218,472	197,045	199,561	83,202	59,056

Long-term liabilities	—	—	—	222	620

Stockholders’ equity(2)	186,265	174,863	171,497	67,910	48,661

Other Data:

	Year Ended December 31,

	2000	1999	1998	1997	1996

	(in thousands)

Income From Operations, excluding amortization of intangibles, purchased in-process research and development, and restructuring and assets disposition charge	17,791	3,297	11,647	19,647	12,318

(1)	The 1999 and 1998 totals include $4,822,000 and $6,697,000 respectively, of non-current marketable securities.

(2)	We have never declared or paid any dividend on our common stock.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We provide sophisticated software solutions to the retail industry and its suppliers. Our solutions enable our customers to collect, manage, organize and analyze information throughout their retail enterprise, and to interact with suppliers and customers over the Internet at multiple levels within their organizations. We generally offer maintenance services to our software customers and include maintenance revenues, together with software license revenues, in our reported “Product Revenues.” We enhance and support our software business by offering retail specific services that are designed to enable our clients to rapidly achieve the benefits or our solutions. These services include project management, system planning, design and implementation, custom configurations, and training services. Demand for our implementation services is driven by, and often trails, sales of our software products. Consulting services revenues are generally more predictable but generate lower gross margins than software revenues.

Significant Trends and Developments in Our Business

      Improved product revenues. Our product revenues, which consist of software licenses and maintenance services, increased $37.3 million, or 67% in 2000 compared to 1999. Product revenues in 1999 were negatively impacted by, among other factors, deferred purchasing decisions related to the millennium change. The year-over-year improvement in product revenues includes increases in each of our product categories and $9.0 million and $7.8 million in software license and maintenance services revenues, respectively from the Intactix product line that was acquired in April 2000.

      Increased profitability and strong financial position. Our operating profit was $10.2 million or 6% of total revenues in 2000 compared to an operating loss of $3.3 million or (2%) of total revenues in 1999. This improvement results from the strong increase in product revenues during 2000 which have a combined gross margin of 89%. Our operating activities generated $8.9 million in positive cash flow during 2000 and we continue to maintain a strong financial position with $60.8 million in cash and cash equivalents, $15.8 million in marketable securities, and we have no debt.

      New products and expanded markets. We have invested over $143.0 million in new product development and the acquisition of complementary products over the past three years while still remaining profitable and cash flow positive from operations. We released enhanced versions of our core software products during 2000 and introduced new value-added client server applications such as Store Portals and Affinity. In addition, the acquisitions of Arthur Retail and Intactix have expanded our product offerings and provided us with collaborative applications that address new vertical market opportunities with the manufacturers and wholesalers who supply our traditional retail customers. Revenues from our IBM iSeries-based products have decreased as a percentage of total revenues due to our expansion into these new products and markets, and as a result of the increasing popularity of client server-based solutions.

      Balanced mix between domestic and international business. We have a well established global presence that has resulted in a nearly 50:50 mix between our domestic and international revenues. We believe our investment in international markets provides expanded growth opportunities as well as some protection against economic slowdowns that may occur from time to time in specific geographic regions. During 2000, our domestic and international product revenues increased 65% and 69%, respectively over 1999. The Asia/ Pacific region was a particularly strong growth area during 2000, with total revenues increasing 149% over 1999. We believe that total revenues in the European region were flat in 2000 compared to 1999 due to currency devaluation in countries adopting the Euro, and as a result of consolidations in the retail industry in this region. During the fourth quarter of 2000 we began to see the impact of a recession in the United States which appears to have temporarily delayed our customers’ decision processes and elongated our related sales cycles.

      Decreased implementation times and lower gross margins on consulting services. We believe the average implementation times for our software products have begun to decline due to increased training and expertise in our consulting organization, ongoing investments in product development that has improved the functionality in the new releases of our base products, improved integration among products in the JDA Portfolio of products, and increased product stability and scalability as our newer products mature. Consulting services revenues decreased 9% during 2000 compared to 1999 due to the lower implementation revenues that resulted from the decline in new software license we experienced throughout most of 1999. This, together with our improved implementation efficiencies, has caused our consulting services margins to decline to 17% in 2000 from 26% in 1999 and 1998. We intend to manage the number of personnel in our consulting services organization during 2001 to return consulting services margins to our target range of 24% to 26% by mid-2001.

      Business reorganization. We reorganized and expanded our senior management team during the fourth quarter of 2000 to support our growth plans, to address the new vertical market opportunities resulting from the Intactix acquisition, and to accelerate our presence in the business-to-business Internet market. We have organized our business segments around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry:

•	Retail Enterprise Systems are corporate level merchandise management systems that gather and distribute operational information throughout an organization to support the retail process.

•	In-Store Systems provide point-of-sale, e-commerce and back office applications that enable a retailer to capture, analyze and transmit certain sales and other operational information to the corporate level merchandise management systems.

•	Collaborative Solutions provide applications which enable business-to-business collaborative planning between the retail industry and their suppliers.

      Current Economic Conditions in the Retail Industry. Currently, we are concerned about the disappointing operating results of retailers in certain of our geographic regions, including the United States, and our software license revenues in the fourth quarter of 2000 failed to meet our expectations. Macroeconomic factors and disappointing operating results in the retail industry may result in elongated selling cycles and reduced demand for our products.

Acquisitions

      We believe there are opportunities to expand our business through the acquisition of complementary or synergistic companies, products and technologies. We look for acquisitions that can be readily integrated and accretive to earnings, although we may pursue non-accretive acquisitions that appear strategically important. We believe the general size of any cash acquisitions we would currently consider to be in the $5.0 million to $30.0 million range. A summary of our acquisitions during the past three years is as follows:

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

      In connection with this transaction, we acquired the rights to the Arthur Suite. The Arthur Suite is a specific application that is being designed to provide full lifecycle decision support for retail clients. The Arthur Suite offers a retailer modules for strategic planning, product and channel planning, assortment planning and allocation planning. As a support activity to each of these processes, a performance analysis function enables a retailer to perform a fact-based review of all relevant statistical data. The development of the Arthur Suite involves a phased re-engineering of existing stand-alone modular products and the development of additional functionality and interfaces that will enable the modules to function as a fully integrated business solution. At the date of the acquisition, the Arthur Suite as a fully integrated business solution was not technologically feasible and was valued as IPR&D. It was the completion of the Automated Allocation and the Assortment Planning modules, together with the completion of the integration of the next generations of the Planning module, Allocation module and Assortment Planning module through the Arthur Information Manager (“AIM”) database that provided the compelling commercial viability of the Arthur Suite and the source of all significant future revenues from product sales. These activities were all in process at the date of acquisition and had not yet reached technological feasibility. The projects under development were completely dependent upon the interoperability with the Planning module, the Allocation module and the AIM database to become commercially viable products and had no alternative future use. The valuation of the IPR&D was calculated under a discounted cash flow method using an income approach with a forecast of expected net cash inflows from the development effort. The discount rate used was 25% to reflect the risk that the average buyer would experience. The forecast incorporated projections we prepared as well as those prepared by the former owner of Arthur Retail. Material net cash inflows were expected to commence and did actually commence in 1999. After a significant increase following the first full year of the initial release of the product, software revenues from the completed Arthur suite were assumed to grow at a compound annual growth rate of approximately 20%, which is consistent with our historical experience with our other retail oriented software products. To date software revenues are 11% lower than our original projections and total revenues have exceeded our original expectations by 7%. In accordance with SEC guidelines, the expense rates used in the projections reflect those of an average buyer and were based upon market averages without the benefit of synergies. The projections do not include the incremental revenues resulting from sales of our existing products expected from integration with the Arthur Suite.

      Additionally, a percentage of completion was estimated that gave consideration to certain key factors such as the costs invested to date relative to the expected total cost of the development effort, and the amount of progress completed as of the acquisition date relative to the overall technological achievements required to achieve full integration of the Arthur Suite. At the date of acquisition, although certain versions of the modules of the Arthur Suite were commercially available for sale, the bulk of the Arthur Suite was still in the fundamental systems development stage with a substantial amount of coding, interface development and unit testing still to take place. The principal projects remaining included the completion of the Allocation and Assortment Planning modules, including successful implementations by early adopters, and the integration of all modules into a fully integrated business solution using the AIM database. The IPR&D efforts to complete the development and full integration of the Arthur Suite were estimated at that time to be 81% complete, and the estimated costs to complete the projects totaled $3.4 million. As of July 2000 all projects had been completed at a total cost of $4.1 million. At the date of the acquisition, we expected to begin and did actually begin to benefit from the acquired IPR&D in late 1998 and early 1999. The major risks to the completion of the development efforts included the ability of the applications to scale to the volume and speeds demanded by retail clients, and the integration efforts across the modules of the Arthur Suite, both from a business process standpoint, as well as from a technical stand point. In addition, there were risks related to market acceptance of the Arthur Suite if any early adopter implementations failed. If we had not been able to successfully complete the projects that were in process at the date of the acquisition on a timely basis, management believes that there would have been an erosion of market share for Arthur Retail, the amount of future revenues received from the Arthur Suite would have been substantially less and, thus, our business, operating results and financial condition would have been materially adversely affected.

      Intactix International, Inc. On April 6, 2000, we completed the acquisition of Intactix International, Inc. (“Intactix”) from Pricer AB. Intactix is a leading provider of space management solutions for the retail industry and their suppliers. The acquisition was accounted for as a purchase, and accordingly, the operating results of Intactix have been included in our consolidated financial statements from the date of acquisition. The purchase price of $20.5 million was paid in cash for certain assets, including certain intangible assets and in-process research and development (“IPR&D”) and assumed liabilities of $7.9 million. In addition, we incurred direct costs related to the transaction totaling $4.5 million. The total acquisition cost of $25.0 million, which consists of the purchase price plus the direct costs related to the transaction, was allocated to the acquired assets and liabilities based on their fair market values. The acquisition resulted in an excess of acquired net assets over cost. This excess has been allocated to reduce proportionately the values assigned to certain intangible assets in determining their fair values. IPR&D includes the value of products in the development stage for which technological feasibility has not been established, and which we believe have no alternative future use. In accordance with applicable accounting rules and the valuation guidance provided by the SEC, we expensed $200,000 of purchased IPR&D during the second quarter of 2000, and recorded a related tax benefit of $78,000. The Intactix product line has generated $20.0 million in total revenues since its acquisition, including $9.0 million in software license revenues.

      Zapotec Software, Inc. On February 5, 2001 we acquired certain assets of Zapotec Software, Inc. (“Zapotec”) for $1.2 million in cash, and assumed certain trade and other liabilities, and specific acquisition related liabilities for consulting and maintenance obligations under assumed contracts. Zapotec’s primary product, ProMax, is an integrated software solution that enables retailers, suppliers and distributors to manage their trade allowance and promotional programs by automating the contract fulfillment, claim generation and accounts receivable process. In addition to ProMax, we acquired Zapotec’s Ad Plan application. Currently in development, Ad Plan is designed to be a vertical Web portal that will integrate advertising and promotional planning and enable collaborative budgeting, secondary research, media buying, merchandise content and trade allowance tracking within a community of resellers, suppliers, advertising agencies and media companies. The acquisition will be accounted for as a purchase, and accordingly, the operating results of Zapotec will be included in our consolidated financial statements from the date of acquisition. In accordance with applicable accounting rules and the valuation guidance provided by the SEC, we will expense $161,000 of purchased IPR&D during the first quarter of 2001 and record a related tax benefit of $60,000.

Results of Operations

      The following table sets forth certain selected financial information expressed as a percentage of total revenues for the periods indicated and certain gross margin data expressed as a percentage of software licenses, maintenance services, product revenues or consulting services, as appropriate:

	Year Ended
	December 31,

	2000	1999	1998

Revenues:

Software licenses	36%	26%	31%

Maintenance services	18	13	9

Product revenues	54	39	40

Consulting services	46	61	60

Total revenues	100	100	100

Cost of Revenues:

Cost of software licenses	2	1	1

Cost of maintenance services	4	5	2

Cost of product revenues	6	6	3

Cost of consulting services	38	45	45

Total cost of revenues	44	51	48

Gross Profit	56	49	52

Operating Expenses:

Product development	17	18	16

Sales and marketing	17	17	15

General and administrative	12	12	12

Amortization of intangibles	4	3	2

Purchased in-process research and development	—	—	12

Restructuring and asset disposition charge	—	1	—

Total operating expenses	50	51	57

Operating Income (Loss)	6	(2)	(5)

Other income, net	2	3	2

Income (Loss) Before Income Taxes	8	1	(3)

Income tax (benefit) provision	3	—	(1)

Net Income (Loss)	5%	1%	(2)%

Gross margin on software licenses	95%	95%	95%

Gross margin on maintenance services	75%	67%	71%

Gross margin on product revenues	89%	85%	90%

Gross margin on consulting services	17%	26%	26%

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Revenues

      Total revenues for 2000 were $171.7 million, an increase of 20% over the $142.7 million reported in 1999. Revenues consist of product revenues (software licenses and maintenance services) and consulting services revenues which represented 54% and 46%, respectively, of total revenues during 2000, as compared with 39% and 61%, respectively in 1999.

     Product Revenues

      Software Licenses. Software license revenues for 2000 were $62.6 million, an increase of 70% over the $36.8 million reported in 1999. Software license revenues represented 36% of total revenues in 2000 compared to 26% in 1999. The increase includes increases in each of our product categories and $9.0 million in software license revenues from the Intactix product line that was acquired in April 2000. Domestic and international software license revenues increased 74% and 67%, respectively in 2000 compared to 1999. Software license revenues for the fourth quarter of 2000 were approximately $6.0 million below our previously announced expectations. This shortfall was a result of the deferral to future periods of several larger software license deals, including some that involved multiple products. In addition, we have begun to see the impact of a recession in the United States, which appears to have temporarily delayed our customers’ decision processes and elongated our related sales cycles. We currently expect software license revenues for the year 2001 to be in the range of $65.0 million to $70.0 million if current economic conditions remain status quo.

      Maintenance Services. Maintenance services revenues for 2000 were $30.4 million, an increase of 61% over the $18.9 million reported in 1999. Maintenance services revenues represented 18% of total revenues in 2000 compared to 13% in 1999. The increase results primarily from the incremental maintenance services revenues from the Intactix product line that was acquired in April 2000 and the increased demand stemming from new software license sales during 2000. We currently expect maintenance services revenues to increase from 20% to 25% during 2001.

     Consulting Services

      Consulting services revenues for 2000 were $78.7 million, a decrease of 9% from the $86.9 million reported in 1999. Consulting services revenues represented 46% of total revenues in 2000 compared to 61% in 1999. This decrease was expected, and is due to the lower implementation revenues that resulted from the decline in new software license sales we experienced throughout most of 1999. We expect only modest growth of 5% to 10% in our consulting services revenues during 2001, primarily as a result of the reduced implementation time frames that our products now require, and due in part to what we believe will be a slowing in demand for software licenses during the early part of 2001. We believe that our software products have become easier and less expensive to install as a direct result of the investments we have made over the past two years to improve their stability, scalability, integration and ease of installation.

     Business Segment Revenues

      Total revenues in our Retail Enterprise Systems business segment increased 8% to $131.5 million in 2000 from $121.4 million in 1999. Software license revenues in our Retail Enterprise Systems business segment increased 43% in 2000 compared to 1999. The increase in software license revenues is due primarily to increased sales of ODBMS, MMS.com, Retail IDEAS, and the Arthur Suite, and incremental revenues from sales of the Intactix products to retail customers. MMS software license revenues for 2000 decreased 25% compared to 1999. Maintenance services revenues for Retail Enterprise Systems increased 32% in 2000 compared to 1999 as a result of our increased software license install base and the incremental maintenance revenues from Intactix products sold to retail customers. Consulting services revenues in this segment decreased 13% in 2000 compared to 1999. This decrease was expected and is due to lower implementation revenues that resulted from the decline in new software license sales we experienced throughout most of 1999, and as a result of the reduced implementation time frames that our products now require.

      Total revenues in our In-Store Systems business segment increased 21% to $25.8 million in 2000 from $21.3 million in 1999. The increase includes a 132% increase in software license revenues in 2000 compared to 1999. We believe the increase in software license sales is attributable to the reorganization of our sales force in early 2000, the release of our Store Portals products during 2000, and our research and development investment to add new features and functionality to this product in response to increased competition in this business segment during 1999. Maintenance services revenues for In-Store Systems increased 9% in 2000 compared to 1999 as a result of our increased software license installed base. Consulting services revenues in this segment decreased 6% in 2000 compared to 1999. This decrease was expected and is due to the lower implementation revenues that resulted from the decline in new software license sales we experienced throughout most of 1999.

      Total revenues in our Collaborative Solutions business segment were $14.4 million in 2000 which represents the incremental revenues from sales of Intactix software licenses and related services to retail suppliers. The Intactix product line was acquired in April 2000.

     Geographic Revenues

      Total revenues in the United States increased 15% to $90.3 million in 2000 from $78.4 million in 1999. This increase results from increases in all product categories for software license sales and maintenance service revenues in 2000 compared to 1999, offset in part by a decrease in consulting services revenues that resulted from the decline in new software license sales we experienced throughout most of 1999, and as a result of the reduced implementation time frames that our products now require.

      Total revenues in Northern Europe decreased 11% to $30.5 million in 2000 from $34.2 million in 1999. The decrease results from a slow down in demand for software licenses and consulting services in all product categories except Collaborative Solutions in 2000 compared to 1999, offset in part by the incremental software license and maintenance services revenues from the Intactix product line. The decline in demand for consulting services results primarily from the decline in new software license sales we experienced throughout most of 1999. We also believe that the region was impacted by certain operational inefficiencies during 2000, and distractions resulting from the integration of the Intactix acquisition in April 2000.

      Total revenues in Southern Europe increased 54% to $7.7 million in 2000 from $5.0 million in 1999. This increase results from increases in all product categories for software license sales and maintenance service revenues in 2000 compared to 1999, offset in part by a decrease in consulting services revenues that resulted from the decline in new software license sales we experienced throughout most of 1999. Southern Europe is a new and growing region that has been separately identified during 2000.

      Total revenues in Asia/ Pacific increased 149% to $28.2 million in 2000 from $11.3 million in 1999. The increase results from increases in all product categories for software license sales and maintenance services in 2000 compared to 1999, and an increase in consulting services for all product categories except In-Store Systems. We experienced strong increases in Australia, which produced $10.3 million in total revenues in 2000 compared to $4.3 million in 1999. In addition, Japan contributed $8.1 million in total revenues in 2000 compared to $2.5 million in 1999.

      Total revenues in Canada decreased 2% to $8.0 million in 2000 from $8.1 million in 1999. The decrease results primarily from a decrease in consulting services revenues from Retail Enterprise Systems as a result of the decline in new software license sales we experienced throughout most of 1999, offset in part by a 71% increase in software license sales in 2000 compared to 1999.

      Total revenues in Latin America increased 4% to $9.3 million in 2000 from $8.9 million in 1999. The increase results primarily from an increase in software license sales and maintenance services from Retail Enterprise Systems, offset in part by decreases in consulting services revenues in all product categories in 2000 compared to 1999.

     Cost of Product Revenues

      Cost of Software Licenses. Cost of software licenses was $2.9 million for 2000 as compared to $2.0 million in 1999. The increase results from increased royalties on the higher mix of software products that incorporate functionality from third party software providers such as Compuware, Inc. (ODBMS) and Silvon Software, Inc. (Retail IDEAS). Cost of software licenses represented 5% of software license revenues in both 2000 and 1999.

      Cost of Maintenance Services. Cost of maintenance services increased 23% to $7.7 million in 2000 from $6.2 million in 1999. We added headcount in this function during 2000 to support our growing client base.

     Cost of Consulting Services

      Cost of consulting services increased 1% to $65.0 million in 2000 from $64.4 million in 1999. We had 25 less FTE in our consulting services organization at December 31, 2000 compared to December 31, 1999; however, the decrease in headcount was more than offset by salary increases, the higher costs incurred for outside contractors in the United States and Asia/ Pacific regions, and higher travel and training costs.

     Gross Profit

      Gross profit for 2000 was $96.2 million, an increase of 37% over the $70.1 million reported in 1999. Gross profit, as a percentage of total revenues, increased to 56% in 2000 compared with 49% in 1999. This increase results from the higher mix of software license and maintenance services revenues as a percentage of total revenues during 2000, offset in part by a decrease in our consulting service margins to 17% in 2000 from 26% in 1999. Our utilization rates improved in 2000 compared to 1999, however, this improvement was offset by higher average costs per consulting associate, the higher costs incurred for outside contractors in the United States and Asia/ Pacific regions, and higher travel and training costs. We expect consulting services margins to gradually improve during 2001 due to our realignment of resources within the consulting services organization to reflect changes in product and geographic demands. Our goal is to return consulting service margins to our target range of 24% to 26% by mid-2001.

     Operating Expenses

      Product Development. Product development expenses for 2000 were $28.8 million, a 15% increase over the $25.0 million reported in 1999. Product development expense as a percentage of total revenues was 17% in 2000 compared to 18% in 1999. The increase in product development expenses results primarily from the acquisition of Intactix in April 2000 and our increased investment in the Arthur Suite and e-commerce products. We believe our current process of developing software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized. We intend to hold 2001 product development expenses close to 2000 levels after giving effect to the Intactix acquisition for the full year. We believe that with the current breadth of our product suite, we can continue to effectively develop and market new value-added products with our existing capacity.

      Sales and Marketing. Sales and marketing expenses for 2000 were $28.8 million, a 17% increase over the $24.6 million reported in 1999. Sales and marketing expense as a percentage of total revenues was 17% in both 2000 and 1999. The increase in sales and marketing expenses results primarily from the acquisition of Intactix in April 2000 and increased commissions due to higher software license revenues in 2000 compared to 1999. We intend to increase 2001 sales and marketing expenses by 15% to 20% over 2000 levels.

      General and Administrative. General and administrative expenses for 2000 were $20.8 million, a 21% increase over the $17.2 million reported in 1999. The increase in general and administrative expense results primarily from the acquisition of Intactix in April 2000. General and administrative expense, as a percentage of total revenues, was 12% in both 2000 and 1999. We intend to hold general and administrative expenses flat as a percentage of total revenues in 2001 compared to 2000.

      Amortization of Intangibles. Amortization of intangibles for 2000 was $6.5 million, a 48% increase over the $4.4 million reported in 1999. The increase in amortization consists primarily of amortization on intangibles recorded in connection with the acquisition of Intactix in April 2000. In 2001, amortization of intangibles will increase approximately $725,000 due to the effect of owning Intactix for a full year.

      Restructuring and Asset Disposition Charge. We recorded an $828,000 restructuring and asset disposition charge during the first quarter of 2000. The restructuring initiatives involved a workforce reduction of 65 full-time employees in certain implementation service groups and administrative functions in the United States, Europe and Canada. We believe this reduction helped stabilize service margins, optimized our labor resources in these geographic regions, and freed up funds for investment in staff that support higher growth product lines, including the Arthur Suite and our e-commerce initiatives. All workforce reductions associated with this charge were made on or before March 31, 2000. A similar restructuring and asset disposition charge of $2.1 million was recorded during the first quarter of 1999 for a workforce reduction of 54 full-time employees in the United States and Europe ($1.4 million), the closure of three unprofitable locations in Germany, France and South Africa ($226,000), the disposal of property and equipment related to the closure of these locations and the disposal of furniture that was abandoned with consolidation of our corporate operations into one facility ($507,000), and the release of over 80 subcontractors worldwide. In the first quarter of 2001 we reduced our consulting workforce to improve consulting margins. There will be a charge of approximately $500,000 for severance associated with this reduction in force. All workforce reductions were carried out before March 31, 2001.

     Operating Income (Loss)

      Operating income in our Retail Enterprise Systems business segment increased 30% to $23.5 million in 2000 from $18.1 million in 1999. The increase results primarily from a 43% increase in software license sales, which have gross margins ranging from 95% to 100%, increased maintenance services revenues, offset in part by reduced consulting services revenues, lower consulting margins, and increased product development and sales and marketing expenses in 2000 compared to 1999.

      Operating income in our In-Store Systems business segment increased 237% to $8.8 million in 2000 from $2.6 million in 1999. The increase results primarily from a 132% increase in software license sales, which have gross margins ranging from 95% to 100%, and lower product development and sales and marketing costs in of 2000 compared to 1999.

      Operating income in our Collaborative Solutions business segment was $6.2 million in 2000. The Collaborative Solutions business segment did not exist prior to 2000 and its results represent the incremental operating income provided from sales of Intactix software licenses and related services to retail suppliers. The acquisition of the Intactix product line in April 2000 provided us with an additional client base of 2,500 manufacturers and wholesalers and a new market for business-to-business collaborative planning between the retailers and their suppliers. The operating results for the Collaborative Solutions business segment include a one-time charge of $200,000 for acquired in-process research and development.

     Provision for Income Taxes

      Our effective income tax rate reflects statutory federal, state and foreign tax rates, partially offset by reductions for research and development expense tax credits. From time to time, we may be subject to audit by federal, state and/or foreign taxing authorities. The IRS has completed an audit of our 1996 and 1997 Federal Income Tax Returns. As a result of the audit, we have received proposed adjustments from the IRS reducing our 1996 and 1997 research and development expense tax credits. The Company and its tax advisors disagree with the adjustments proposed by the IRS and intend to vigorously contest them. We do not believe that the IRS adjustments, even as currently proposed, would have a material impact on our business, operating results or financial condition. We expect our effective tax rate to be 37% in 2001.

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenues

      Total revenues for 1999 were $142.7 million, an increase of 3% over the $138.5 million reported in 1998. Revenues consist of product revenues (software licenses and maintenance services) and consulting services revenues which represented 39% and 61%, respectively, of total revenues during 1999, as compared with 40% and 60%, respectively in 1998. The 1999 revenue mix was impacted by a downturn in demand for domestic software licenses.

     Product Revenues

      Software Licenses. Software license revenues for 1999 were $36.8 million, a decrease of 15% from the $43.3 million reported in 1998. Software license revenues represented 26% of total revenues in 1999 compared to 31% in 1998. This decrease results primarily from a decrease in sales of In-Store Systems. Domestic software license revenues decreased 39% in 1999 compared to 1998, offset in part by a 26% increase in international software license revenues. The international results include increases in each of the Northern Europe (21%), Southern Europe (78%), Asia/ Pacific (29%) and Latin American (322%) regions and a 54% decrease in Canada.

      Maintenance Services. Maintenance services revenues for 1999 were $18.9 million, an increase of 57% over the $12.0 million reported in 1998. Maintenance services revenues represented 13% of total revenues in 1999 compared to 9% in 1998. The increase results primarily from the ownership of Arthur Retail for a full year in 1999 compared to seven months in 1998, and increases in all other product categories in 1999 compared to 1998 as a result of our increased software license install base.

     Consulting Services

      Consulting services revenues for 1999 were $86.9 million, an increase of 5% from the $83.1 million reported in 1998. Consulting services revenues represented 61% in 1999 compared to 60% in 1998. The modest increase reflects residual demand caused by strong license sales in prior years, primarily in the United States.

     Business Segment Revenues

      Total revenues in our Retail Enterprise Systems business segment increased 7% to $121.4 million in 1999 from $113.1 million in 1998. Software license revenues in our Retail Enterprise Systems business segment were flat in 1999 compared to 1998. Sales of our MMS and ODBMS software products decreased in 1999 compared to 1998. We believe these decreases resulted from deferred purchasing decisions related to the millenium change, external and internal marketing issues, longer sales cycles, increased competition and/or lack of desired feature and functionality, and in the case of ODBMS, a limited number of referenceable implementations. We announced the commercial release of our next generation ODBMS open/client server solution, version 4.1, in January 2000. The decreases in MMS and ODBMS software license revenues were offset by additional software license revenues from the Arthur Suite that we acquired in June 1998. Maintenance services revenues for Retail Enterprise Systems increased 54% in 1999 compared to 1998 as a result of our increased software license install base and the ownership of Arthur Retail for a full year in 1999 compared to seven months in 1998. Consulting services revenues in this segment increased 3% in 1999 compared to 1998. The increase reflects the additional revenues from Arthur Retail which we owned for a full year in 1999 compared to seven months in 1998, offset in part by a decrease in MMS and ODBMS consulting revenue resulting from a drop-off in demand related to the millennium change.

      Total revenues in our In-Store Systems business segment decreased 16% to $21.3 million in 1999 from $25.4 million in 1998. Software license revenues in our In-Store Systems business segment decreased 62% in 1999 compared to 1998. We believe the decline in demand for our In-Store Systems results from deferred purchasing decisions related to the millennium change, longer sales cycles, increased competition and/or lack of desired feature and functionality. To address increased competition in this business segment, we reorganized our sales force and refocused some of our research and development investment to new feature and functionality. Maintenance and consulting services revenues for In-Store Systems increased 87% and 11%, respectively in 1999 compared to 1998 due to the residual demand resulting from strong sales of our In-Store Systems during 1998.

     Geographic Revenues

      Total revenues in the United States decreased 4% to $78.4 million in 1999 from $81.5 million in 1998. The decrease is due to declines in software license sales of certain Retail Enterprise Systems products, MMS and ODBMS, and In-Store Systems, that were substantially offset by an increase in software license sales of the Arthur Suite and increases in maintenance and consulting services revenues for all product categories. We believe that sales of our Retail Enterprise Systems and In-Store Systems were affected during 1999 by deferred purchasing decisions related to the millennium change, external and internal marketing issues, longer sales cycles, increased competition and/or lack of desired feature and functionality, and in the case of ODBMS, a limited number of implementations. Demand for maintenance and consulting services continued to increase in

1999 due in part to the impact of ongoing projects with existing clients from software license sales in prior years. Total revenues in the United States include a $6.8 million or 87% increase in revenues from the Arthur Suite which was acquired in June 1998.

      Total revenues in Northern Europe decreased 14% to $34.2 million in 1999 from $39.9 million in 1998. The decrease is due to declines in software license sales and consulting revenues of certain Retail Enterprise Systems products, MMS and ODBMS, that were partially offset by increases in software sales of another Retail Enterprise Systems product, Retail IDEAS, and In-Store Systems, consulting services from the Arthur Suite, and increases in maintenance services revenues for all product categories. We believe that sales of our Retail Enterprise Systems in this region were affected during 1999 by deferred purchasing decisions related to the millennium change, increased competition and longer sales cycles. Total revenues in the Northern Europe region include a $2.7 million or 51% increase in revenues from the Arthur Suite.

      Total revenues in Southern Europe increased 236% to $5.0 million in 1999 from $1.5 million in 1998. This increase results primarily from software license sales, maintenance services and consulting services from the Arthur Suite. Our other Retail Enterprise Systems and In-Store Systems had limited introduction in the Southern Europe during these years.

      Total revenues in Asia/ Pacific increased 71% to $11.3 million in 1999 from $6.6 million in 1998. The increase is due to increased software license sales, consulting services revenues and maintenance services revenues from Retail Enterprise Systems, that were partially offset by decreased software license sales and consulting revenues in In-Store Systems. During 1999, we commenced operations in Japan, which contributed $2.5 million in total revenues and is the primary component of the increase in Retail Enterprise Systems revenues in the Asia/ Pacific region. In addition, the unstable economic conditions that plagued the region in l997 and 1998 appear to have improved. Total revenues in the Asia/ Pacific region include a $431,000 or 165% increase in revenues from the Arthur Suite.

      Total revenues in Canada decreased 28% to $8.1 million in 1999 from $11.3 million in 1998. The decrease is attributable to a slow down in demand for software licenses and consulting services in all product segments. We believe that sales of our products in this region were affected during 1999 by deferred purchasing decisions related to the millennium change, longer sales cycles and a slow down in the overall growth of the retail industry in Canada. Total revenues in Canada include a $207,000 or 265% increase in revenues from the Arthur Suite.

      Total revenues in Latin America increased 77% to $8.9 million in 1999 from $5.1 million in 1998. The increase is attributable to increased sales of software licenses and consulting services in all product segments due to general improvements in the overall economic conditions of the region and our commencement of operations in Brazil in late 1998, which contributed $350,000 in total revenues in 1999 compared to zero in 1998. Total revenues in the Latin America region for 1999 include $1.4 million in revenues from the Arthur Suite which contributed no revenue to the region during 1998.

     Cost of Product Revenues

      Cost of Software Licenses. Cost of software licenses was $2.0 million, or 5% of software license revenues in both 1999 and 1998.

      Cost of Maintenance Services. Cost of maintenance services increased 81% to $6.2 million in 1999 from $3.5 million in 1998, primarily as a result of the ownership of Arthur Retail for a full year in 1999 compared to seven months in 1998.

     Cost of Consulting Services

      Cost of consulting services increased 4% to $64.4 million in 1999 from $61.7 million in 1999. Although we reduced the headcount in our consulting services organization by 8% during 1999, salary and wage increases more than offset the headcount reductions. As of December 31, 1999 there were 578 employees involved in this function worldwide. During the first quarter of 2000 we eliminated approximately 35 implementation staff positions in the United States, Canada and Europe and transferred 11 other employees to product development positions to reflect the reduced levels of demand in these geographical areas.

     Gross Profit

      Gross profit for 1999 was $70.1 million, a decrease of 2% from the $71.3 million reported in 1998. Gross profit, as a percentage of total revenues, decreased to 49% in 1999 compared with 52% in 1998. The decreases in total gross profit and gross profit as a percentage of total revenues results primarily from the lower mix of software license revenues as a percentage of total revenues during 1999, which was partially offset by increases in our maintenance base, both from the Arthur Retail acquisition and core JDA products. The Arthur Retail Business Unit contributed $20.5 million in gross profit in 1999 compared to $11.0 million for the seven-month post acquisition period in 1998. Our maintenance services margins decreased to 67% in 1999 from 71% in 1998 primarily due to the transition costs associated with the centralization of global support in our corporate office during 1999. Our consulting service margins remained flat at 26% in each year. Although we experienced an increase in non-billable hours, decreased utilization in our consulting services group and increased training costs, the effect of these changes were substantially offset by higher average billing rates in our consulting practice and the elimination of outside contractors in Europe. During the first quarter of 2000 we eliminated approximately 35 implementation staff positions in the United States, Canada and Europe and transferred 11 other employees to product development positions to reflect the reduced levels of demand in these geographical areas.

     Operating Expenses

      Product Development. Product development expenses for 1999 were $25.0 million, a 13% increase over the $22.2 million reported in 1998. Product development expense as a percentage of total revenues increased from 16% in 1998 to 18% in 1999. This increase results primarily from continuing development activities associated with ODBMS, including the release of version 4.1, new product initiatives including the next versions of the Arthur Suite, e-commerce products such as MMS.com and Internet Portals, and experimental work with other intranet, extranet and Internet business solutions that integrate industry standard e-commerce software into current and future e-commerce products. We increased our product development staff by approximately 3% during 1999 and as of December 31, 1999, there were 215 employees involved in the product development function. During the first quarter of 2000, we re-deployed or eliminated approximately 20 client server development positions. We believe our current process of developing software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

      Sales and Marketing. Sales and marketing expenses for 1999 were $24.6 million, a 16% increase over the $21.3 million reported in 1998. Sales and marketing expense as a percentage of total revenues increased from 15% in 1998 to 17% in 1999. This increase results primarily from the incremental costs of the Arthur Retail Business Unit and the initial sales and marketing costs incurred in connection with the establishment of business operations in Japan. Our worldwide sales and marketing staff decreased 12% during 1999 and as of December 31, 1999 there were 104 employees involved in this function.

      General and Administrative. General and administrative expenses for 1999 were $17.2 million, a 6% increase over the $16.2 million reported in 1998. General and administrative expenses represented 12% of total revenues in both years. The increase in total expense results primarily from an increase in bad debt reserves, additional administrative personnel in our domestic and international operations, depreciation on purchases of property and equipment related to our expansion and duplicate rent, redundant telephone communications costs and printing costs of approximately $400,000 related to the consolidation and relocation of our corporate offices, and the incremental costs of Arthur Retail. During the first quarter of 2000 we eliminated approximately 15 administrative positions.

      Amortization of Intangibles. Amortization of intangibles consists primarily of amortization on goodwill and other intangibles recorded in connection with the acquisition of the Arthur Retail Business Unit in June 1998.

      Restructuring and Asset Disposition Charge. We recorded a $2.1 million restructuring and asset disposition charge during the first quarter of 1999. The restructuring initiatives involved a workforce reduction of over 50 full-time employees in the United States and Europe ($1.4 million), the closure of three unprofitable locations in Germany, France and South Africa ($226,000), the disposal of property and equipment related to the closure of these locations and the disposal of furniture that was abandoned with the consolidation of our corporate operations into one facility ($507,000), and the release of over 80 subcontractors worldwide. All workforce reductions included in the restructuring charge were made on or before March 31, 1999.

     Operating Income (Loss)

      Operating income in our Retail Enterprise Systems business segment decreased 12% to $18.1 million in 1999 from $20.6 million in 1998. The decrease results from increased product development and sales and marketing expenses, offset in part by increases in both maintenance services revenues and consulting services revenues. All of these changes result primarily from the ownership of Arthur Retail for a full year in 1999 compared to seven months in 1998.

      Operating income in our In-Store Systems business segment decreased 65% to $2.6 million in 1999 from $7.4 million in 1998. The decrease results primarily from a 62% decrease in software license sales, offset in part by increased maintenance and consulting services revenue due to the residual demand resulting from strong sales of our In-Store Systems during 1998. Other operating expenses were flat between 1999 and 1998.

     Provision for Income Taxes

      Our effective income tax rate reflects statutory federal, state and foreign tax rates, partially offset by reductions for research and development expense tax credits.

Liquidity and Capital Resources

      Since our inception, we have financed our operations primarily through cash generated from operations and public sales of equity securities. We had working capital of $112.8 million at December 31, 2000 compared with $108.5 million at December 31, 1999. Cash and cash equivalents at December 31, 2000 were $60.8 million, an increase of $2.5 million from the $58.3 million reported at December 31, 1999. We also had $15.8 million in marketable securities at December 31, 2000, a decrease of $19.4 million from the $35.2 million reported at December 31, 1999. In April 2000 we acquired Intactix for $25.0 million, including direct costs related to the transaction totaling $4.5 million.

      Operating activities provided cash of $8.9 million, $12.7 million and $10.0 million in the years ended December 31, 2000, 1999 and 1998, respectively. Cash provided from operating activities in 2000 resulted primarily from net income of $8.9 million, $14.6 million of depreciation and amortization, and $3.2 million in provision for doubtful accounts, offset in part by a $20.1 million increase in accounts receivable. Cash provided from operating activities in 1999 resulted primarily from $12.1 million of depreciation and amortization, $3.1 million in provision for doubtful accounts, and a $5.0 million decrease in accounts receivable, offset in part by a $2.3 million increase in income tax receivable and a $6.7 million decrease in accounts payable and accrued expenses. Cash provided from operating activities in 1998 resulted primarily from $8.1 million of depreciation and amortization, a $17.0 million non-cash write-off of purchased in-process research and development, and an increase of $3.8 million in deferred revenue, offset in part by a net loss of $2.5 million and an $11.0 million increase in accounts receivable. We had net receivables of $54.4 million, or 115 days sales outstanding (“DSOs”) at December 31, 2000 compared to $32.3 million, or 85 DSOs at December 31, 1999. The increase in DSOs results from the higher mix of software licenses as a percentage of total receivables and total revenues, and our decision to lengthen certain contractual payments terms on software licenses in response to competitive pressure. In addition, the conversion of our operations to a new time and billing system over last six months of 2000 resulted in some disruption to our normal billing and collections cycles. We expect our DSOs to decline in 2001 as the billing system implementation is now compete. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including seasonality, shifts in customer buying patterns, contractual payment terms, the underlying mix of products and services, and the geographic concentration of revenues.

      Investing activities utilized cash of $9.6 million, $368,000 and $101.3 million in the years ended December 31, 2000, 1999 and 1998, respectively. The activity in 2000 includes the net maturity of $19.5 million of marketable securities, offset by $7.8 million in capital expenditures and the $23.1 million cash payment for the acquisition of Intactix, net of cash acquired. The 1999 activity includes $10.7 million in capital expenditures, including over $3.6 million related to our corporate office relocation, offset in part by $2.6 million in proceeds from disposal of property and equipment and the net maturity of $7.7 million of marketable securities. The 1998 activity includes the net purchase of $43.0 million of marketable securities, $14.3 million in capital expenditures, and a $44.0 million cash payment for the acquisition of Arthur Retail.

      Financing activities provided cash of $3.9 million, $3.6 million and $106.4 million in the years ended December 31, 2000, 1999 and 1998, respectively. The activity in all periods includes proceeds from the issuance of common stock and related tax benefits under our stock option and employee stock purchase plans. In addition, the 2000 activity includes the repurchase of 162,500 shares of our outstanding stock for $1.8 million under our treasury stock repurchase program. Under the repurchase program, we may periodically repurchase up to 2 million shares over a period of twelve months on the open market at prevailing market prices. We will make the purchase decisions based upon market conditions and other considerations, and we currently intend to purchase shares in those quarters in which we have a positive cash flow from operating activities. The 1998 activity also includes net proceeds of $99.6 million from the issuance of 3,450,000 shares of common stock in a secondary public offering.

      Changes in the currency exchange rates of our foreign operations had the effect of reducing cash by $671,000, $70,000 and $15,000 in 2000, 1999 and 1998, respectively. We did not enter into any foreign exchange contracts or engage in similar hedging strategies during the three-year period ended December 31, 2000.

      We believe there are opportunities to grow our business through the acquisition of complementary or synergistic companies, products and technologies. We look for acquisitions that can be readily integrated and accretive to earnings, although we may pursue non-accretive acquisitions that appear strategically important. We believe the general size of cash acquisitions we would currently consider to be in the $5.0 million to $30.0 million range. On February 5, 2001, we acquired certain assets of Zapotec Software, Inc. for $1.2 million in cash, and assumed certain trade and other liabilities and specific acquisition related liabilities for consulting and maintenance obligations under assumed contracts. The acquisition will be accounted for as a purchase, and accordingly, the operating results of Zapotec will be included in our consolidated financial statements from the date of closing. Any material acquisition could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid. In addition, any material acquisitions of complementary or synergistic companies, products or technologies could require that we obtain additional equity or debt financing.

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

Certain Risks

      Our Operating Results May Fluctuate Significantly Which Could Adversely Affect the Price of Our Stock. Our quarterly operating results have varied and are expected to continue to vary in the future. If our quarterly operating results fail to meet analysts’ expectations, the price of our stock could decline. Many factors may cause these fluctuations, including:

•	demand for our software products and services, including the size and timing of individual contracts and our ability to recognize revenue currently with respect to contracts signed in the quarter, particularly with respect to our significant customers;

•	changes in the length of our sales cycle;

•	competitive pricing pressures;

•	customer order deferrals resulting from the anticipation of new products, economic uncertainty, disappointing operating results by the customer, or otherwise;

•	the timing of new software product introductions and enhancements to our software products or those of our competitors, and market acceptance of our new software products;

•	changes in our operating expenses;

•	changes in the mix of domestic and international revenues, or expansion of international operations;

•	our ability to complete fixed price consulting contracts within budget;

•	employee hiring and retention;

•	foreign currency exchange rate fluctuations;

•	integration issues association with newly acquired businesses;

•	lower-than-anticipated utilization in our consulting services group as a result of prior reduced levels of software sales, reduced implementation times for our products, or other reasons; and

•	general industry and economic conditions.

      We believe it is likely that in some future quarter our operating results will vary from the expectations of public market analysts or investors. If this happens, or if adverse conditions prevail, or are perceived to prevail, with respect to our business or generally, the price of our common stock may decline. Significant fluctuations have included, or may include in the future, the following:

•	A Decline in Overall Demand for Our Products or Services. Although sales of our software products generally increased in 2000 relative to 1999, we have in the past experienced a decline in overall demand for our products. In particular, sales of our ODBMS product failed to meet our expectations in 1999 we believe as a result of the millennium change, external and internal marketing issues, increased competition, a limited number of referenceable implementations in the early years of release, and certain design and stability issues in earlier versions of the ODBMS product. We also experienced a decline in demand for our In-Store Systems products during 1999 we believe as a result of deferred purchasing decisions related to the millennium change, longer sales cycles, increased competition and/or lack of desired feature and functionality. Currently, we are concerned about the disappointing results of retailers in certain of our geographic regions, including the United States, and our software license revenues for the fourth quarter of 2000 failed to meet our expectations. Macroeconomic factors and disappointing operating results in the retail industry may result in elongated selling cycles and reduced demand for our products.

•	Fluctuating Gross Margins. Because the gross margins on product revenues (software licenses and maintenance services) are significantly greater than the gross margins on consulting services, our combined gross margin has fluctuated from quarter to quarter, and it may continue to fluctuate significantly based on revenue mix and service utilization rates. Consulting services revenues are to a significant extent dependent upon new software license sales. Although there can be no assurance, we expect that our utilization rates and service margins will gradually improve if we experience a sustained increase in demand for our software products. However, in the event software license revenues fail to meet our expectations or there is a decline in demand for our software or services, our consulting services revenues would be adversely impacted.

•	Timing of Software Sales. We typically ship our software products when contracts are signed. As a result, software license revenues in any quarter depend substantially upon contracts signed and the related shipment of software in that quarter. It is therefore difficult for us to predict revenues. Because of the timing of our sales, we typically recognize a substantial amount of our software license revenues in the last weeks or days of the quarter, and we generally derive a significant portion of our quarterly software license revenues from a small number of relatively large sales. It is difficult to forecast the timing of large individual software license sales with a high degree of certainty. Accordingly, large individual sales have sometimes occurred in quarters subsequent to when we anticipated, including in our fourth quarter of 2000. We expect that the foregoing trends will continue. If we receive any significant cancellation or deferral of customer orders, or we are unable to conclude license negotiations by the end of a fiscal quarter, our operating results may be lower than anticipated. In addition, any weakening or uncertainty in the economy may make it more difficult for us to predict quarterly results in the future, and could negatively impact our business, operating results and financial condition for an indefinite period of time.

•	Managing Expense Levels. Our expense levels are based on our expectations of future revenues. Since software license sales are typically accompanied by a significant amount of consulting and maintenance services, the size of our services organization must be managed to meet our anticipated software license revenues. As a result, we hire and train service personnel and incur research and development costs in advance of anticipated software license revenues. If software revenues fall short of our expectations, or if we are unable to fully utilize our service personnel, our operating results are likely to decline because a significant portion of our expenses cannot be quickly reduced to respond to any unexpected revenue shortfall.

      We Are Dependent Upon the Retail Industry. Historically, we have derived 90% or more of our revenues from the license of software products and the performance of related services to the retail industry. Our future growth is critically dependent on increased sales to the retail industry. The success of our customers is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, we believe that the license of our software products generally involves a large capital expenditure, which is often accompanied by large-scale hardware purchases or commitments. As a result, demand for our products and services could decline in the event of instability or downturns such as that currently being experienced in the retail industry. Such downturns may cause customers to exit the industry or delay, cancel or reduce any planned expenditure for information management systems and software products. We believe our operating results in the fourth quarter of 2000 were adversely affected by the softening economy and the disappointing operating results of retailers during the 2000 Christmas season.

      In addition, e-commerce on the Internet has recently impacted the retail industry, and the traditional “brick and mortar” retailers that we have historically served have been facing some competition from Internet-based retailers. We announced the commercial availability of the MMS.com e-commerce product during the second half of 1999, and to date there have only been limited sales of this product. In addition, we have recently announced our intentions to develop a series of business-to-business e-commerce solutions. These solutions include Internet Portals which are web-based interfaces that provide retailers with a one-stop destination for internal users, customers and suppliers to access multiple information sources and applications, and Affinity, a collection of open applications designed to enable a retailer to support and proactively manage their customer information and transactions. Our first Internet Portal, Store Portal, was commercially released for both MMS and ODBMS in the second half of 2000. The markets for e-commerce products are new and quickly evolving. We are unable to predict the full impact this emerging form of commerce will have on the traditional “brick and mortar” retail operations we have historically served. If the markets for our MMS.com, Internet Portals, and JDA Affinity products, or other future web-enabled products fail to develop, develop more slowly or differently than expected or become saturated with competitors, or if our e-commerce products are not accepted in the marketplace, our business, operating results and financial condition could be negatively impacted.

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

      Ability to Attract and Retain Skilled Personnel Is Important to Our Growth. Our success is heavily dependent upon our ability to attract, hire, train, retain and motivate skilled personnel, including sales and marketing representatives, qualified software engineers involved in ongoing product development, and consulting personnel who assist in the implementation of our products and services. The market for such individuals is competitive. Given the critical roles of our sales, product development and consulting staffs, our inability to recruit successfully or any significant loss of key personnel in our sales, product development or consulting staffs would hurt us. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. We cannot guarantee that we will be able to retain our current personnel, attract and retain other highly qualified technical and managerial personnel in the future, or be able to assimilate the employees from any acquired businesses. We will continue to adjust the size and composition of the workforce in our services organization to match the different product and geographic demand cycles. If we are unable to attract and retain the necessary technical and managerial personnel, or assimilate the employees from any acquired businesses, our business, operating results and financial condition would be adversely affected.

      We Have Only Deployed Certain of Our Software Products On a Limited Basis, and Have Not Yet Deployed Some Software Products that are Important to our Future Growth. Certain of our software products, including MMS.com and Internet Portals, have been commercially released within the last year. Our Affinity and Intellect products are in beta and under development, respectively. In addition, we have only recently announced our intentions to develop or acquire a series of business-to-business e-commerce solutions, including products in furtherance of our pursuit of the market for collaborative planning, forecasting and replenishment solutions. The markets for these products are new and evolving, and we believe that retailers may be cautious in adopting web-based and other new technologies. Consequently, we cannot predict the growth rate, if any, and size of the markets for our e-commerce products or that these markets will continue to develop. Potential and existing customers may find it difficult, or be unable, to successfully implement our e-commerce products, or may not purchase our products for a variety of reasons, including their inability or unwillingness to deploy sufficient internal personnel and computing resources for a successful implementation. In addition, we must overcome significant obstacles to successfully market our newer products, including limited experience of our sales and consulting personnel. If the markets for our newer products fail to develop, develop more slowly or differently than expected or become saturated with competitors, or if our products are not accepted in the marketplace or are technically flawed, our business, operating results and financial condition will decline.

      There Are Many Risks Associated with International Operations. Our international revenues represented 48% of total revenues in 2000 as compared 46% and 44% in 1999 and 1998, respectively. If our international operations grow, we must recruit and hire a number of new consulting, sales and marketing and support personnel in the countries we have or will establish offices. Our entry into new international markets typically requires the establishment of new marketing and distribution channels as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. The opening of our new offices typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire or that we will be successful at hiring, training or retaining such personnel. In addition, we cannot assure you that we will be able to successfully expand our international operations in a timely manner which could negatively impact our business, operating results and financial condition.

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

      Our Markets Are Highly Competitive. The markets for our software products are highly competitive. We believe the principal competitive factors are price, feature and functionality, product reputation and referenceable accounts, retail industry expertise, e-commerce capabilities and quality of customer support. We encounter competitive products from a different set of vendors in each of our primary product categories. Our Retail Enterprise Systems compete with internally developed systems and with third-party developers such as Essentus, Inc., GERS, Inc., i2 Technologies’ Makaro product line, Marketmax, Inc., Microstrategy, nsb Retail Systems PLC, Radius PLC, Retek, Inc., SAP AG, and SVI Holdings, Inc. In addition, new competitors may enter our markets and offer merchandise management systems that target the retail industry.

      The competition for our In-Store Systems is more fragmented than the competition for our Retail Enterprise Systems. We compete with major hardware equipment manufacturers such as ICL, NCR and IBM, as well as software companies such as CRS Business Computers, Datavantage, Inc., nsb Retail Systems PLC, and Triversity. Our current Collaborative Solutions compete with products from Marketmax, Inc., AC Nielsen Corporation, and Information Resources, Inc. In the market for consulting services, we have pursued a strategy of forming informal working relationships with leading retail systems integrators such as Accenture, Ernst & Young and PriceWaterhouseCoopers. These integrators, as well as independent consulting firms such as CAP Gemini, Kurt Salmon Associates, IBM Global Services, AIG Netplex, CFT Consulting, Lakewest Consulting, SPL and ID Applications, also represent competition to our consulting services group.

      As we continue to develop or acquired e-commerce products, we expect to face potential competition from business-to-business e-commerce application providers, including Ariba, Broadvision, Commerce One, Commercialware, i2 Technologies, Manugistics Group, Inc., Microsoft, Inc., Retek, Inc., and Ecometry Corporation (formerly Smith Gardner). Some of our existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and other resources than we do, which could provide them with a significant competitive advantage over us. We cannot guarantee that we will be able to compete successfully against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.

      Implementation of Our Products Can Be a Lengthy Process; Our Fixed-Price Service Contracts May Result In Losses. Our software products are complex and perform or directly affect mission-critical functions across many different functional and geographic areas of the enterprise. Consequently, implementation of our software products can be a lengthy process, and commitment of resources by our clients is subject to a number of significant risks over which we have little or no control. Although average implementation times have recently declined, we believe the implementation of the client/server versions of our products can be longer and more complicated than our other applications as they typically (i) appeal to larger retailers who have multiple divisions requiring multiple implementation projects, (ii) require the execution of implementation procedures in multiple layers of software, (iii) offer a retailer more options for product hierarchy, order processing and other configuration choices, and (iv) involve third party integrators to change business processes concurrent with the implementation of the software. Delays in the implementations of any of our software products, whether by us or our business partners, may result in client dissatisfaction or damage to our reputation and a decline in our business, operating results and financial condition.

      We offer a combination of software products, consulting and maintenance services to our customers. Typically, we enter into service agreements with our customers that provide for consulting services on a “time and expenses” basis. Certain clients have asked for, and we have from time to time entered into, fixed-price service contracts. We believe that fixed-price service contracts may increasingly be offered by our competitors to differentiate their product and service offerings. As a result, we may enter into more fixed-price contracts in the future. If we are unable to meet our contractual obligations under fixed-price contracts within our estimated cost structure, our operating results could suffer.

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

      We license and integrate technology from third parties in our certain of our software products. For example, we license the Uniface client/ server application development technology from Compuware, Inc. for use in ODBMS, certain applications from Silvon Software, Inc. for use in Retail IDEAS, IBM’s Net.commerce merchant server software for use in MMS.com, and the Syncsort application for use in the Arthur Suite. These third party licenses generally require us to pay royalties and fulfill confidentiality obligations. Our license with Compuware, Inc. was re-negotiated in April 2000, and requires us to pay moderately higher royalty rates to Compuware, Inc. in the future. If we are unable to continue to license any of this third party software, or if the third party licensors do not adequately maintain or update their products, we would face delays in the releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our software products. These delays, if they occur, could have a material adverse effect on our business, operating results and financial condition. It is also possible that intellectual property acquired from third parties through acquisitions, mergers, licenses or otherwise may not have been adequately protected. The reverse engineering, unauthorized copying, or other misappropriation of our technology could enable third parties to benefit from our technology without paying for it.

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

      We believe that significant investments in research and development are required to remain competitive, and that speed to market is critical to our success. Our future performance will depend in large part on our ability to enhance our current products and develop new products that achieve market acceptance. These new products must incorporate state-of-the-art technology, enable our clients to remain competitive, and facilitate a powerful, cost-effective means of conducting business-to-consumer and business-to-business e-commerce on the Internet. If clients experience significant problems with implementation of our products or are otherwise dissatisfied with their functionality or performance or if they fail to achieve market acceptance for any reason, our business, operating results and financial condition would be negatively impacted.

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

      We May Have Difficulty Integrating Acquisitions. We continually evaluate potential acquisitions of complementary businesses, products and technologies, including those that are significant in size and scope. In pursuit of our strategy to acquire complementary products, we completed the acquisition of the assets of Zapotec Software, Inc. on February 5, 2001. Acquisitions involve a number of special risks, including the inability to obtain, or meet conditions imposed for governmental approvals for the acquisition, diversion of management’s attention to the assimilation of the operations and personnel of acquired businesses, the predictability of costs related to the acquisition and the integration of acquired businesses, products, technologies and employees into our business and product offerings. Achieving the anticipated benefits of any acquisition will depend, in part, upon whether integration of the acquired business, products, technology, or employees is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The difficulties of such integration may be increased by the necessity of coordinating geographically disparate organizations, the complexity of the technologies being integrated, and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. The inability of management to successfully integrate any acquisition that we may pursue, and any related diversion of management’s attention, could have a material adverse effect on our business, operating results and financial condition. Moreover, there can be no assurance that any products acquired will gain acceptance in our markets, that we will be able to penetrate new markets successfully or that we will obtain the anticipated or desired benefits of such acquisitions. Also, acquired products may contain defects of which we are unaware. Any acquisition that we pursue or consummate could result in the incurrence of debt and contingent liabilities, amortization of goodwill and other intangibles, purchased research and development expense, other acquisition-related expenses and the loss of key employees, any of which could have a material adverse effect on our business, operating results and financial condition.

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

      Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 48% of our total revenues in 2000, as compared with 46% in 1999. In addition, the identifiable net assets of our foreign operations totaled 18% of consolidated assets at both December 31, 2000 and 1999. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/ Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting unrealized foreign currency exchange losses of $1.5 million 2000, as compared with $557,000 in 1999. We have not engaged in foreign currency hedging transactions. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net assets as of December 31, 2000, to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the December 31, 2000 rates would result in a currency translation loss of $1.7 million before tax.

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

      Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to a change in interest rates. We hold our investment securities for purposes other than trading. The fair value of securities held at December 31, 2000 was $15.8 million, which is approximately the same as amortized cost, with interest rates generally ranging between 4% and 7%.

Item 8.  Financial Statements and Supplementary Data

      The independent auditors’ report of Deloitte & Touche LLP together with our consolidated financial statements as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, are included in this Form 10-K as listed in Item 14(a).

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

Item 10.  Directors and Executive Officers of the Registrant

      Our directors and executive officers, and their ages as of March 31, 2001, are as follows:

Name	Age	Title

James D. Armstrong	50	Chairman and Chief Executive Officer

J. Michael Gullard(1)	56	Director

William C. Keiper(1)	50	Director

Douglas G. Marlin	53	Nominee for Director

Stephen A McConnell(1)(2)	48	Director

Jock Patton(1)(2)	55	Director

Hamish N. Brewer	38	President

Kristen L. Magnuson	44	Executive Vice President and Chief Financial Officer

John P. Blakeman	47	Senior Vice President, Global Support

Peter J. Charness	46	Senior Vice President, Marketing and Chief Product Officer

Scott D. Hines	37	Senior Vice President, Technology

Gregory L. Morrison	53	Senior Vice President, Worldwide Regional Operations

Kevin Stadler	44	Senior Vice President, Collaborative Solutions

David J. Tidmarsh	49	Senior Vice President, Client Services

Wayne J. Usie	34	Senior Vice President, Product Development

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

Directors:

      James D. Armstrong has been a Director since co-founding our Company in 1985 and currently serves as Chairman of the Board. Mr. Armstrong also served as Co-Chairman of the Board from January 1999 to August 2000. Mr. Armstrong has served as our Chief Executive Officer from July 1999 to present, as Co-Chief Executive Officer from January 1999 to July 1999, and as Chief Executive Officer from 1985 to October 1997. Mr. Armstrong founded JDA Software Services, Ltd., a Canadian software development company, in 1978 and served as its President until 1987. Mr. Armstrong currently serves on the Board of Directors of InfoImage, Inc., a privately-held software and services provider based in Phoenix, Arizona. Mr. Armstrong attended Ryerson Polytechnic Institute in Toronto, Ontario.

      J. Michael Gullard has been a Director since January 1999. Mr. Gullard has been the General Partner of Cornerstone Management, a venture capital firm specializing in software and data communications companies since 1984. Mr. Gullard has also served as Chairman of Merant PLC (formerly Micro Focus Group Ltd.), a publicly-held corporation headquartered in England with extensive operations in the United States, that specializes in software application development tools since 1996, and as Chairman of NetSolve, Incorporated, a publicly-held corporation which provides network management and security services for wide-area networks on an out-sourced basis since 1992. Mr. Gullard currently serves as Chairman of Mainsoft Corp., a private company and has formerly served as a Director of ten high tech companies. Mr. Gullard attended Stanford University where he received a Bachelor of Arts Degree in Economics and a Masters Degree from the Graduate School of Business.

      William C. Keiper has been a Director since April 1998. Mr. Keiper has served as President of Martin Wolf Securities LLC, a mergers and acquisitions firm serving middle market IT services, consulting and e-commerce companies, and with its predecessor corporation, since August 1998, and is President of its related company ITM&A Exchange LLC, an online mergers and acquisition business exchange serving the same market. Both are headquartered in San Ramon, California. From 1997 to May 1998, Mr. Keiper served as Managing Director of Software Equity Group, L.L.C., a software and Internet technology mergers, acquisitions and strategic consulting firm based in Phoenix, Arizona. Mr. Keiper was an officer and member of the Board of Directors of Artisoft, Inc., a publicly-held software company that develops and markets computer telephony and communications software from 1993 to 1997, serving as Chief Executive Officer from 1993 to 1997, and as Chairman of the Board from 1995 to 1997. From 1986 to 1993, Mr. Keiper held variety of executive positions with MicroAge, Inc., a publicly held distributor and integrator of information technology products and services, including President and Chief Operating Officer. Mr. Keiper currently serves on the Board of Directors of Hypercom Corporation, a publicly-held company which provides point-of-sale card payment systems. Mr. Keiper received a Bachelor of Science degree in Business (finance major) from Eastern Illinois University, a J.D. Degree in law from Arizona State University and a Masters Degree in International Management from the Thunderbird American Graduate School of International Management.

      Douglas G. Marlin has been nominated for election at the 2001 Annual Meeting of Stockholders to serve as a Class II Director until our Annual Meeting of Stockholders in 2004. Mr. Marlin served as President and principal owner of Marlin Ventures, Inc., a Canadian-based consulting firm, from 1997 to 2000. From 1987 to 1996, Mr. Marlin served as President of JDA Software Services, Ltd., and from 1981 to 1987 as its Vice President. Prior to that, Mr. Marlin served in a variety of technical and development positions with IBM from 1973 to 1981. Mr. Marlin currently serves on the Board of Directors of VisuaLABS Inc., a publicly-held Canadian high tech company that develops Visual Display Technology including 3D, and as a Director for Zed I Solutions, a Canadian high tech company that develops hardware and software for real time industrial process monitoring. Mr. Marlin also serves as a Director for various privately-held companies including Firetrace USA, LLP, a fire suppression technology company. Mr. Marlin attended the University of Calgary where he received a Bachelor of Science Degree in Mathematics.

      Stephen A McConnell has been a Director since January 1999. Mr. McConnell formed and has served as President of Solano Ventures, a private capital investments company, since 1991. Mr. McConnell has also served as Chairman of G-L Industries, L.L.C., a Salt Lake City-based manufacturer of wood glu-lam beams used in the construction industry since 1998, and as Chairman of Mallco Lumber and Building Materials, Inc. from 1991 to 1997. Mr. McConnell previously served as a Director, President and Chief Executive Officer of N-W Group, Inc., a publicly-held real estate company, from 1985 to 1991. Mr. McConnell currently serves on the Board of Directors of three other publicly-held companies, including Vodavi Technology, Inc., Capital Title Group, Inc. and Mobile Mini, Inc., and four privately-held companies. Mr. McConnell attended Harvard University where he received a Bachelor of Science Degree in Business Administration and a Master of Business Administration Degree. Mr. McConnell will not stand for re-election at the 2001 Annual Meeting of Stockholders.

      Jock Patton has been a Director since January 26, 1999. Mr. Patton is a private investor and served as a Director and President of StockVal, Inc., an SEC registered investment advisor providing securities analysis software and proprietary data to mutual funds, major money managers and brokerage firms worldwide from

1992 to 1997. From 1972 to 1992, Mr. Patton was a Partner and Director in the law firm of Streich Lang where he founded and headed the Corporate/ Securities Practice Group. Mr. Patton currently serves on the Board of Directors of Hypercom Corporation, a publicly-held company which provides point-of-sale card payment systems, is a Trustee of over 30 ING Pilgrim mutual funds with aggregate invested assets of over $20.0 billion, and is a Director of Titan Motorcycle Company of America, Inc. Mr. Patton is also a Director of several privately-held companies, including National Airlines, Inc., a Las Vegas-based airline. Mr. Patton has previously served on the Board of Directors of other publicly-held companies including Stuart Entertainment, Inc., Unison HealthCare Corporation, Artisoft, Inc., America West Airlines, Inc., Finalco Group, Inc., and Del E. Webb Corporation. Mr. Patton attended the University of California and received an A.B. Degree in Political Science and J.D. Degree in law.

      Frederick M. Pakis resigned from our Board of Directors effective August 28, 2000.

Other Executive Officers:

      Hamish N. Brewer was promoted to the position of President in March 2001. Mr. Brewer previously served as Senior Vice President, Worldwide Sales from Fourth Quarter 2000 to March 2001. Mr. Brewer previously served as our Senior Vice President, Sales and Enterprise Systems during the rest of 2000, as Senior Vice President, Enterprise Systems during 1999, as Senior Vice President, International during 1998, as Director of our European, Middle East and African operations from 1996 to 1997, and as a Marketing Representative from 1994 to 1996. Prior to that, Mr. Brewer served as a Retail Marketing Specialist with IBM from 1986 to 1994, and in various operational positions with a privately-held retail sales organization located in England. Mr. Brewer received a Bachelor of Science and a Bachelor of Commerce Degree from the University of Birmingham in England.

      Kristen L. Magnuson was promoted to the newly created position of Executive Vice President and Chief Financial Officer in March 2001. Ms. Magnuson previously served as Senior Vice President and Chief Financial Officer from September 1997 to March 2001. Prior to that, Ms. Magnuson served as Vice President of Finance and Planning for Michaels Stores, Inc., a $1.4 billion publicly-held arts and craft retailer from 1990 to 1997, as Senior Vice President and Controller of MeraBank FSB, an $8 billion financial institution, from 1987 to 1990, and various positions including Audit Principal in the audit department of Ernst & Young from 1978 to 1987. Ms. Magnuson is a Certified Public Accountant and received a Bachelor of Business Administration Degree in Accounting from the University of Washington.

      John P. Blakeman was appointed to the newly created position of Senior Vice President, Global Support in March 2001. Prior to that, Mr. Blakeman served as Vice President, Global Support for eTimeCapital, a Silicon Valley Internet start-up company, from 2000 to 2001, as Vice President, Baan Global Support Americas of Baan Corporation, a Netherlands-based software company, from 1998 to 2000, as Director, Customer Satisfaction Business Operations of Auspex Systems, Inc., a publicly-held hardware and software technology company, from 1997 to 1998, and in various management positions with Amdahl Corporation, a publicly-held information technology company and wholly-owned subsidiary of Fujitsu Limited, from 1986 to 1997. Mr. Blakeman also served for ten years in the U.S. Marine Corps. Mr. Blakeman received a Bachelor of Administration Degree in Management from Saint Mary’s College, and a Master of Business Administration degree from Santa Clara University.

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

      Scott D. Hines has served as our Senior Vice President, Technology since February 1999. Mr. Hines has previously served as our Vice President of In-store Systems from 1997 to 1998, as Director of Store Systems Product Development from 1996 to 1997, and as Associate Director of Store Systems Product Development from 1993 to 1996. Prior to that, Mr. Hines served as Director of MIS for US Hosiery Corporation, a publicly-held retail sales company, from 1991 to 1993, and as President of DataWorks, Inc., a privately-held software development company, from 1987 to 1991. Mr. Hines attended Carnegie Mellon University and received a Bachelor of Science Degree in Molecular Biology.

      Gregory L. Morrison was appointed to the newly created position of Senior Vice President, Worldwide Regional Operations in Fourth Quarter 2000. Mr. Morrison has previously served as our Senior Vice President, Analytic Applications from 1999 to 2000, as Senior Vice President and Managing Director, JDA Arthur during 1998, as Vice President of Latin American Operations from 1996 to 1998, as Director of Latin American Operations from 1995 to 1996, and as Sales Manager, Latin America from 1994 to 1995. Prior to that, Mr. Morrison served as a Regional Manager with Retail Interact, a division of First Financial Management Corporation (now known as First Data Corporation), a publicly-held financial services provider, from 1992 to 1994, and various positions as a Certified Public Accountant in the audit department of KPMG Peat Marwick from 1974 to 1982. Mr. Morrison attended California State University — Northridge and received a Bachelor of Science Degree in Business Administration — Accounting.

      Kevin Stadler was promoted to the newly created position of Senior Vice President, Collaborative Solutions in Fourth Quarter 2000. Mr. Stadler previously served as Vice President, Sales — Analytic Solutions and Managing Director of the Intactix product line from April 2000 to November 2000. Prior to that, Mr. Stadler served as President and Chief Executive Officer of Intactix International, Inc., a publicly-held provider of space management solutions for the retail industry and consumer products goods manufacturers, from 1999 to 2000, as Senior Vice President of Corporate Marketing and Technology of Pricer AB, a Swedish corporation, from 1998 to 1999, as President of Pricer, Inc. from 1997 to 1998, as President and Chief Operating Officer of Intactix International, Inc. from 1994 to 1997, as Vice President, Sales and Consulting of the ACNielsen Marketing Research merchandizing group from 1990 to 1994, and as Director of Retail Systems for Anheuser Busch from 1984 to 1990. Mr. Stadler attended the University of Wisconsin — Eau Claire and received a Bachelor of Business Administration Degree.

      David J. Tidmarsh has served as our Senior Vice President, Client Services since January 1999. Prior to that, Mr. Tidmarsh served as Vice President of Business Development with HNC Retek, a business unit of HNC Software Inc., a publicly-held software solutions provider, from 1997 to 1998, as Chief Information Officer and Vice President of Logistics with Wilsons The Leather Experts, a retail sales company, from 1993 to 1997, as Chief Operating Officer of Page-Com, a publicly-held direct mail marketer of communication equipment, and as Vice President of Merchandise Planning, Allocation and Logistics with Pier One Imports, a specialty retail company, from 1987 to 1992. Mr. Tidmarsh attended Marquette University and received a Bachelor of Arts Degree in Philosophy

      Wayne J. Usie was appointed to the position of Senior Vice President, Product Development in January 2001. Prior to that, Mr. Usie served as Vice President — Information Technology for Family Dollar Stores, Inc., a publicly-held mass merchant discount retailer from 1997 to 2000, as Vice President — Chief Financial Officer and Chief Information Officer of Campo Electronics, Appliances, and Computers, Inc., a publicly-held consumer electronics retailer, from 1996 to 1997, as President and Chief Executive Officer of International Networking & Computer Consultants, Inc., a privately-held software integration consulting firm, from 1992 to 1996, and in various management positions in the regional accounting firm of Broussard, Poche, Lewis & Breaux from 1988 to 1992. Mr. Usie attended Louisiana State University and received a Bachelor of Science Degree in Business Administration.

      Information with respect to delinquent filings pursuant to Item 405 of Regulation S-K is incorporated by reference to the Proxy Statement as set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.  Executive Compensation

      The information relating to executive compensation is incorporated by reference to the Proxy Statement under the captions “Executive Compensation,” “Summary Compensation Table,” “Employment and Change of Control Arrangements,” “Compensation of Directors,” “Option Grants in Last Fiscal Year,” “Aggregate Option Exercises During Fiscal 2000 and Year End Option Values,” “Ten-Year Option Repricing,” “Report of The Compensation Committee on Executive Compensation,” and “Stock Performance Graph.”

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      a.  The following documents are filed as part of this Report:

           1.  Financial Statements

Independent Auditors’ Report
Consolidated Balance Sheets — December 31, 2000 and 1999
Consolidated Statements of Income — Three Years Ended December 31, 2000
Consolidated Statements of Stockholders’ Equity — Three Years Ended December 31, 2000
Consolidated Statements of Cash Flows — Three Years Ended December 31, 2000
Notes to Consolidated Financial Statements — Three Years Ended December 31, 2000

           2.  Exhibits — See Exhibit Index.

      b.  Reports on Form 8-K.

•	We filed a Form 8-K dated February 5, 2001 with the Securities and Exchange Commission on February 20, 2001 to announce the acquisition of certain assets of Zapotec Software, Inc. (“Zapotec”) for $1.2 million in cash, and the assumption of certain trade and other liabilities, and specific acquisition related liabilities for consulting and maintenance obligations under assumed contracts. Zapotec’s primary product, ProMax, is an integrated software solution that enables retailers, suppliers and distributors to manage their trade allowance and promotional programs by automating the contract fulfillment, claim generation and accounts receivable process. In addition to ProMax, we acquired Zapotec’s Ad Plan application. Currently in development, Ad Plan is designed to be a vertical Web portal that will integrate advertising and promotional planning and enable collaborative budgeting, secondary research, media buying, merchandise content and trade allowance tracking, within a community of resellers, suppliers, advertising agencies and media companies. The acquisition will be accounted for as a purchase, and accordingly, the operating results of Zapotec will be included in our consolidated financial statements from the date of acquisition.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

JDA Software Group, Inc
Phoenix, Arizona

      We have audited the accompanying consolidated balance sheets of JDA Software Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of JDA Software Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Phoenix, Arizona

January 18, 2001 (except for Note 3, as to which the date is February 5, 2001)

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2000	1999

	(in thousands, except
	share amounts)

ASSETS

Current Assets:

Cash and cash equivalents	$60,794	$58,283

Marketable securities	15,800	30,423

Accounts receivable, net	54,431	32,302

Income tax receivable	2,438	2,201

Deferred tax asset	4,327	2,345

Prepaid expenses and other current assets	7,169	5,114

Total current assets	144,959	130,668

Property and Equipment, net	22,320	23,987

Goodwill and Other Intangibles, net	48,293	31,635

Deferred Tax Asset	2,900	5,933

Marketable Securities	—	4,822

Total assets	$218,472	$197,045

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$4,213	$2,669

Accrued expenses and other liabilities	15,107	11,929

Deferred revenue	12,887	7,584

Total current liabilities	32,207	22,182
Commitments and Contingencies (Notes 11 and 12)

Stockholders’ Equity:

Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—

Common stock, $.01 par value; authorized, 50,000,000 shares; issued 24,610,967 and 23,992,748 shares, respectively	246	240

Additional paid-in capital	181,861	176,101

Retained earnings (deficit)	8,775	(93)

Accumulated other comprehensive loss	(2,798)	(1,385)

	188,084	174,863

Less treasury stock, at cost, 162,500 and -0- shares, respectively	(1,819)	—

Total stockholders’ equity	186,265	174,863

Total liabilities and stockholders’ equity	$218,472	$197,045

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2000	1999	1998

	(in thousands, except per share data)

REVENUES:

Software licenses	$62,640	$36,798	$43,342

Maintenance services	30,380	18,924	12,029

Product revenues	93,020	55,722	55,371

Consulting services	78,709	86,941	83,092

Total revenues	171,729	142,663	138,463

COST OF REVENUES:

Cost of software licenses	2,947	1,955	2,011

Cost of maintenance services	7,655	6,245	3,452

Cost of product revenues	10,602	8,200	5,463

Cost of consulting services	64,965	64,362	61,685

Total cost of revenues	75,567	72,562	67,148

GROSS PROFIT	96,162	70,101	71,315

OPERATING EXPENSES:

Product development	28,840	25,000	22,171

Sales and marketing	28,770	24,639	21,282

General and administrative	20,761	17,195	16,215

Amortization of intangibles	6,542	4,409	2,338

Purchased in-process research and development	200	—	17,000

Restructuring and asset disposition charge	828	2,111	—

Total operating expenses	85,941	73,354	79,006

OPERATING INCOME (LOSS)	10,221	(3,253)	(7,691)

Other income, net	4,246	3,814	3,276

INCOME (LOSS) BEFORE INCOME TAXES	14,467	561	(4,415)

Income tax provision (benefit)	5,599	224	(1,947)

NET INCOME (LOSS)	$8,868	$337	$(2,468)

BASIC EARNINGS (LOSS) PER SHARE	$.36	$.01	$(.11)

DILUTED EARNINGS (LOSS) PER SHARE	$.35	$.01	$(.11)

SHARES USED TO COMPUTE:

Basic earnings (loss) per share	24,315	23,758	22,194

Diluted earnings (loss) per share	25,431	23,758	22,194

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional	Retained	Other
			Paid-In	Earnings	Comprehensive	Treasury
	Shares	Amount	Capital	(Deficit)	Loss	Stock	Total

			(in thousands, except share amounts)

Balance, January 1, 1998	19,726,828	$197	$65,966	$2,052	$(305)	$—	$67,910

Issuance of common stock:

Secondary stock offering	3,450,000	35	99,606				99,641

Stock options exercised	233,656	2	4,186				4,188

Employee stock purchase plan	47,535		434				434

Tax benefit — stock compensation			2,225				2,225

Other				(14)			(14)

Comprehensive income (loss):

Net loss				(2,468)			(2,468)

Foreign translation adjustment					(419)		(419)

Comprehensive income (loss)							(2,887)

Balance, December 31, 1998	23,458,019	234	172,417	(430)	(724)	—	171,497

Issuance of common stock:

Stock options exercised	84,729	1	827				828

Employee stock purchase plan	450,000	5	2,721				2,726

Tax benefit — stock compensation			136				136

Comprehensive income (loss):

Net income				337			337

Unrealized loss on marketable securities available-for-sale, net					(104)		(104)

Foreign translation adjustment					(557)		(557)

Comprehensive income (loss)							(324)

Balance, December 31, 1999	23,992,748	240	176,101	(93)	(1,385)	—	174,863

Issuance of common stock:

Stock options exercised	259,048	2	2,426				2,428

Employee stock purchase plan	359,171	4	3,005				3,009

Tax benefit — stock compensation			329				329

Purchase of treasury stock						(1,819)	(1,819)

Comprehensive income (loss):

Net income				8,868			8,868

Unrealized gain on marketable securities available-for-sale, net					88		88

Foreign translation adjustment					(1,501)		(1,501)

Comprehensive income (loss)							7,455

Balance, December 31, 2000	24,610,967	$246	$181,861	$8,775	$(2,798)	$(1,819)	$186,265

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2000	1999	1998

	(in thousands)

Operating Activities:

Net income (loss)	$8,868	$337	$(2,468)

Adjustments to reconcile net income to net cash provided by Operating activities:

Depreciation and amortization	14,584	12,082	8,087

Provision for doubtful accounts	3,242	3,110	2,645

Net loss on disposal of property and equipment	177	253	—

Write-off of purchased in-process research and development	200	—	17,000

Deferred income taxes	1,051	392	(7,702)

Changes in assets and liabilities:

Accounts receivable	(20,112)	4,988	(10,990)

Income tax receivable	(245)	(2,273)	—

Prepaid expenses and other current assets	(930)	(115)	(2,584)

Accounts payable	1,303	(2,236)	1,722

Accrued expenses and other liabilities	1,231	(4,477)	1,157

Income taxes payable	—	—	(668)

Deferred revenue	(500)	667	3,758

Net cash provided by operating activities	8,869	12,728	9,957

Investing Activities:

Purchase of marketable securities	(712,347)	(288,842)	(399,838)

Sales of marketable securities	15,481	31,207	30,346

Maturities of marketable securities	716,399	265,299	326,479

Purchase of property and equipment	(7,785)	(10,655)	(14,275)

Proceeds from disposal of property and equipment	1,803	2,623	—

Purchase of Intactix International, Inc., net of cash acquired	(23,138)	—	—

Purchase of Arthur Retail Business Unit	—	—	(44,000)

Net cash used in investing activities	(9,587)	(368)	(101,288)

Financing Activities:

Issuance of common stock — secondary offerings	—	—	99,641

Issuance of common stock — stock option plans	2,428	828	4,188

Issuance of common stock — employee stock purchase plan	3,009	2,726	434

Tax benefit — stock compensation	329	136	2,225

Purchase of treasury stock	(1,819)	—	—

Other	(47)	(73)	(70)

Net cash provided by financing activities	3,900	3,617	106,418

Effect of exchange rates on cash and cash equivalents	(671)	(70)	(15)

Net increase (decrease) in cash and cash equivalents	2,511	15,907	15,072

Cash and Cash Equivalents, Beginning of Year	58,283	42,376	27,304

Cash and Cash Equivalents, End of Year	$60,794	$58,283	$42,376

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2000	1999	1998

	(in thousands)

Supplemental Disclosures of Cash Flow Information:

Cash paid for:

Interest	$26	$24	$20

Income taxes	$4,434	$1,412	$4,932

Supplemental Disclosures of Noncash Investing Activities:

Acquisition of Intactix International, Inc.:

Fair value of current assets acquired	$(8,907)

Fixed assets	(508)

In-process research and development	(200)

Developed software and other intangibles	(23,205)

Liabilities assumed	2,073

Deferred revenue	5,786

Total acquisition cost of Intactix International, Inc.	(24,961)

Cash acquired	1,823

Total cash expended to acquire Intactix International, Inc.	$(23,138)

Acquisition of the Arthur Retail Business Unit:

In-process research and development			$(17,000)

Developed software and other intangibles			(7,700)

Goodwill			(26,154)

Liabilities assumed			6,854

Net cash used to purchase the Arthur Retail Business Unit			$(44,000)

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Years Ended December 31, 2000
(in thousands, except percentages, shares, per share amounts or as otherwise stated)

1.  Summary of Significant Accounting Policies

      Nature of Business. We are a leading global provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, analytic application and e-commerce requirements of the retail industry and its suppliers. Our customers include more than 1,000 of the world’s leading retail organizations. In addition, we have recently through the acquisition of Intactix International, Inc. (See Note 2) expanded our client base to include 2,500 suppliers to the retail industry, and added software applications that provide for business-to-business collaborative planning between retailers and their suppliers. We have organized our business segments around the distinct requirements of retail enterprises, retail stores, and manufacturers and wholesalers of consumer goods: Retail Enterprise Systems for inventory control, warehouse and logistics management, merchandise planning and allocation, space management, trade allowance and promotional program management, and decision support; In-Store Systems for point of sale, e-commerce and back office applications; and Collaborative Solutions for business-to-business collaborative planning between the retail industry and its suppliers. Our corporate offices are located in Scottsdale, Arizona and we employ over 1,100 associates in 29 offices in major cities throughout North America, South America, Europe, Asia, Japan and Australia.

      Principles of Consolidation and Basis of Presentation. The consolidated financial statements include the accounts of JDA Software Group, Inc. and our subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements are stated in U.S. dollars and are prepared under U.S. generally accepted accounting principles. Certain reclassifications have been made to the prior year financial statements to conform to the 2000 presentation.

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

      Revenue Recognition. We license our software products under nonrefundable, nonexclusive and nontransferable license agreements. Software license revenue is generally recognized when a license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. If a software license contains customer acceptance criteria, the software revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. In addition, we provide consulting and customer support services. Consulting services, which include project management, system planning, design and implementation, customer configurations, and training are billed on both an hourly basis and under fixed price contracts. Consulting services revenue is recognized as the work is performed or on a percentage of completion basis. However, from time to time we provide software and consulting services under fixed price contracts that require the achievement of certain milestones. The revenue under such arrangements is recognized as the milestones are achieved. Customer support services include post contract support and the rights to unspecified upgrades and enhancements. Maintenance revenues from ongoing customer support services are billed on a monthly basis and recorded as revenue in the applicable month, or on an annual basis with the revenue being deferred and recognized ratably over the maintenance period. If an arrangement includes multiple elements, the fees are allocated to the various elements based upon vendor-specific objective evidence of fair value.

      Cash and Cash Equivalents and Marketable Securities. Cash and cash equivalents consist of cash held in bank demand deposits and highly liquid investments with remaining maturities of three months or less at the date of purchase. Marketable securities include instruments of the U.S. Government and its agencies,

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

states, municipalities, commercial paper and corporate bonds. Management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All marketable securities are recorded at market value and have been classified as available-for-sale at December 31, 2000 and 1999. Unrealized holding gains and losses, net of the related income tax effect, are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are determined using the specific identification method.

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

      During 2000 we completed the initial phases of our implementation of an enterprise-wide time and billing system. The external direct costs of materials and services, and the payroll-related costs of employees’ time devoted to the project have been capitalized pursuant to SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and are included in property and equipment under the caption “Computers, Furniture & Fixtures.” The capitalized costs of the project are being amortized on a straight-line basis over seven years. Training costs and the costs to re-engineer business processes are being expensed as incurred.

      Goodwill and Other Intangibles. Goodwill represents the excess of the purchase price over the net assets acquired in business combinations and is being amortized on a straight-line basis over 10 years. We capitalize software purchased from third parties if the related software product has reached technological feasibility or if there are alternative future uses for the purchased software. Acquired software is amortized on a product-by-product basis using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method using estimated useful lives ranging from three to seven years. Other intangibles consist primarily of the value of the assembled work force and customer lists purchased from third parties that are being amortized on a straight-line basis over estimated useful lives ranging from three to 11 years. We review goodwill and other intangibles for possible impairment of value whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.

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

      Earnings per Share. Basic earnings per share is computed using only weighted average common shares outstanding. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the reporting periods (See Note 17).

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

      Stock-Based Compensation. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and provide pro forma disclosure of net income (loss) and net income (loss) per common share for employee stock option grants made as if the fair-value method defined in SFAS No. 123 had been applied (See Note 14).

      New Accounting Standards. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value. The adoption of SFAS No. 133 will not have a significant impact on our financial statements. At this time, we have no derivative instruments or hedging activities.

      In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB No. 101”), “Revenue Recognition in Financial Statements.” SAB No. 101 summarizes the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB No. 101 did not have a material effect on our revenues or revenue recognition policies.

2.  Acquisitions

      Intactix International, Inc. April 6, 2000, we completed the acquisition of Intactix International, Inc. (“Intactix”) from Pricer AB. Intactix is a leading provider of space management solutions for the retail industry and its suppliers. The acquisition was accounted for as a purchase, and accordingly, the operating results of Intactix have been included in our consolidated financial statements from the date of acquisition. The purchase price of $20.5 million was paid in cash for certain assets, including certain intangible assets and in-process research and development (“IPR&D”) and assumed liabilities of $7.9 million. In addition, we incurred direct costs related to the transaction totaling $4.5 million. The total acquisition cost of $25.0 million, which consists of the purchase price plus the direct costs related to the transaction, was allocated to the acquired assets and liabilities based on their fair market values. The acquisition resulted in an excess of acquired net assets over cost. This excess has been allocated to reduce proportionately the values assigned to certain intangible assets in determining their fair values. IPR&D includes the value of products in the development stage for which technological feasibility has not been established, and which we believe have no alternative future use. In accordance with applicable accounting rules and the valuation guidance provided by the Securities and Exchange Commission (“SEC”), we expensed $200,000 of purchased IPR&D during the second quarter of 2000, and recorded a related tax benefit of $78,000.

      The following pro forma consolidated results of operations for the years ended December 31, 2000 and 1999 assume the Intactix acquisition occurred as of January 1 of each year. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	2000	1999

Total revenues	$177,966	$166,370

Net income (loss)	$8,193	$(3,712)

Basic earnings (loss) per share	$.34	$(.16)

Diluted earnings (loss) per share	$.32	$(.16)

      Arthur Retail Business Unit. We acquired the Arthur Retail Business Unit (“Arthur Retail”) from Comshare, Incorporated in June 1998 for $44.0 million in cash and assumed liabilities of $6.9 million, including specific acquisition related liabilities for consulting and development commitments with existing customers that we assumed and the professional fees and other costs incurred in connection with the transaction. Arthur Retail is a leading provider of strategic merchandise management software applications that provide retailers with integrated tools for merchandise planning; product, store allocation and store assortment decision making; and enterprise-wide decision support. The acquisition was accounted for as a purchase, and accordingly, the operating results of Arthur Retail have been included in our consolidated financial statements from the date of acquisition. The purchase price was allocated to certain intangible assets and in-process research and development (“IPR&D”) based on their fair market values. The excess of the purchase price over the fair market value of the assets acquired has been recorded as goodwill. IPR&D includes the value of products in the development stage for which technological feasibility had not been established and which we believe have no alternative future use. In accordance with applicable accounting rules and the valuation guidance issued by the SEC, we expensed $17.0 million of purchased IPR&D during the second quarter of 1998 and recorded a related tax benefit of $6.9 million.

      In connection with this transaction, we acquired the rights to the Arthur Suite. The Arthur Suite is a specific application that is being designed to provide full lifecycle decision support for retail clients. The Arthur Suite offers a retailer modules for strategic planning, product and channel planning, assortment planning and allocation planning. As a support activity to each of these processes, a performance analysis function enables a retailer to perform a fact-based review of all relevant statistical data. The development of the Arthur Suite involves a phased re-engineering of existing stand-alone modular products and the development of additional functionality and interfaces that will enable the modules to function as a fully integrated business solution. At the date of the acquisition, the Arthur Suite as a fully integrated business solution was not technologically feasible and was valued as IPR&D. It was the completion of the Automated Allocation and the Assortment Planning modules, together with the completion of the integration of the next generations of the Planning module, Allocation module and Assortment Planning module through the Arthur Information Manager (“AIM”) database that provided the compelling commercial viability of the Arthur Suite and the source of all significant future revenues from product sales. These activities were all in process at the date of acquisition and had not yet reached technological feasibility. The projects under development were completely dependent upon the interoperability with the Planning module, the Allocation module and the AIM database to become commercially viable products and had no alternative future use. The valuation of the IPR&D was calculated under a discounted cash flow method using an income approach with a forecast of expected net cash inflows from the development effort. The discount rate used was 25% to reflect the risk that the average buyer would experience. The forecast incorporated projections we prepared as well as those prepared by the former owner of Arthur Retail. Material net cash inflows were expected to commence and did actually commence in 1999. After a significant increase following the first full year of the initial release of the product, software revenues from the completed Arthur suite were assumed to grow at a compound annual growth rate of approximately 20%, which is consistent with our historical experience with our other retail oriented software products. To date software revenues are 11% lower than our original projections and total revenues have exceeded our original expectations by 7%. In accordance with SEC guidelines, the expense rates used in the projections reflect those of an average buyer and were based upon market averages without the benefit of synergies. The projections do not include the incremental revenues resulting from sales of our existing products expected from integration with the Arthur Suite.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Additionally, a percentage of completion was estimated that gave consideration to certain key factors such as the costs invested to date relative to the expected total cost of the development effort, and the amount of progress completed as of the acquisition date relative to the overall technological achievements required to achieve full integration of the Arthur Suite. At the date of acquisition, although certain versions of the modules of the Arthur Suite were commercially available for sale, the bulk of the Arthur Suite was still in the fundamental systems development stage with a substantial amount of coding, interface development and unit testing still to take place. The principal projects remaining included the completion of the Allocation and Assortment Planning modules, including successful implementations by early adopters, and the integration of all modules into a fully integrated business solution using the AIM database. The IPR&D efforts to complete the development and full integration of the Arthur Suite were estimated at that time to be 81% complete, and the estimated costs to complete the projects totaled $3.4 million. As of July 2000 all projects had been completed at a total cost of $4.1 million. At the date of the acquisition, we expected to begin and did actually begin to benefit from the acquired IPR&D in late 1998 and early 1999. The major risks to the completion of the development efforts included the ability of the applications to scale to the volume and speeds demanded by retail clients, and the integration efforts across the modules of the Arthur Suite, both from a business process standpoint, as well as from a technical stand point. In addition, there were risks related to market acceptance of the Arthur Suite if any early adopter implementations failed. If we had not been able to successfully complete the projects that were in process at the date of the acquisition on a timely basis, management believes that there would have been an erosion of market share for Arthur Retail, the amount of future revenues received from the Arthur Suite would have been substantially less and, thus, our business, operating results and financial condition would have been materially adversely affected.

      The unaudited pro forma consolidated results of operations for the year ended December 31, 1998 assuming the Arthur Retail acquisition occurred as of January 1, 1998 are as follows: Total revenues — $146,693; Net income — $4,107; Basic and diluted earnings per share — $0.19. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of 1998, nor are they necessarily indicative of future consolidated results.

3.  Subsequent Event — Acquisition of Zapotec Software, Inc.

      On February 5, 2001 we acquired certain assets of Zapotec Software, Inc. (“Zapotec”) for $1.2 million in cash, and assumed certain trade and other liabilities, and specific acquisition related liabilities for consulting and maintenance obligations under assumed contracts. Zapotec’s primary product, ProMax, is an integrated software solution that enables retailers, suppliers and distributors to manage their trade allowance and promotional programs by automating the contract fulfillment, claim generation and accounts receivable process. In addition to ProMax, we acquired Zapotec’s Ad Plan application. Currently in development, Ad Plan is designed to be a vertical Web portal that will integrate advertising and promotional planning and enable collaborative budgeting, secondary research, media buying, merchandise content and trade allowance tracking within a community of resellers, suppliers, advertising agencies and media companies. The acquisition will be accounted for as a purchase, and accordingly, the operating results of Zapotec will be included in our consolidated financial statements from the date of acquisition. In accordance with applicable accounting rules and the valuation guidance provided by the SEC, we will expense $161,000 of purchased IPR&D during the first quarter of 2001 and record a related tax benefit of $60,000.

4.  Marketable Securities

      All marketable securities held at December 31, 2000 have contractual maturities of one year or less. Expected maturities could differ from contractual maturities as borrowers may have the right to call or prepay

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

obligations with or without call or prepayment penalties. The amortized cost, gross unrealized gains and losses and fair value of marketable securities at December 31, 2000 and 1999 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

2000

U.S. Government agencies	$8,980	$8	$12	$8,976

States and municipalities	3,308	—	21	3,287

Corporate	3,537	—	—	3,537

Marketable securities	$15,825	$8	$33	$15,800

1999

U.S. Government agencies	23,412	—	88	23,324

States and municipalities	2,591	—	50	2,541

Corporate	9,415	—	35	9,380

Marketable Securities	$35,418	$—	$173	$35,245

5.  Accounts Receivable, Net

      At December 31, 2000 and 1999 accounts receivable consist of the following:

	2000	1999

Trade receivables	$60,385	$35,937

Less allowance for doubtful accounts	(5,954)	(3,635)

Total	$54,431	$32,302

      A summary of changes in the allowance for doubtful accounts for the three-year period ended December 31, 2000 is as follows. The other additions shown for 2000 represents a $660,000 allowance for doubtful receivables assumed in connection with the acquisition of Intactix (See Note 2).

	2000	1999	1998

Balance at beginning of period	$3,635	$3,965	$2,321

Provision for doubtful accounts	3,242	3,110	2,645

Other additions	660	—	—

Deductions, net	(1,583)	(3,440)	(1,001)

Balance at end of period	$5,954	$3,635	$3,965

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

6.  Property and Equipment, Net

      At December 31, 2000 and 1999 property and equipment consist of the following:

	2000	1999

Computers, furniture & fixtures	$35,798	$30,120

Land and buildings	2,837	3,071

Automobiles	1,391	3,574

Leasehold improvements	3,349	2,904

	43,375	39,669

Less accumulated depreciation and amortization	(21,055)	(15,682)

	$22,320	$23,987

7.  Goodwill and Other Intangibles, Net

      At December 31, 2000 and 1999 goodwill and other intangibles consist of the following:

	2000	1999

Goodwill	$30,143	$30,143

Customer lists	13,993	3,200

Acquired software technology	14,218	3,800

Other intangibles	3,593	1,515

	61,947	38,658

Less accumulated amortization	(13,654)	(7,023)

	$48,293	$31,635

      In connection with the acquisition of Intactix in April 2000, we recorded $10.4 million and $10.8 million for acquired software technology and customer lists, respectively, and $2.0 million for other intangible assets. During 1998 we recorded $26.2 million of goodwill and $7.7 million of acquired software technology and other intangibles consisting primarily of customer lists in connection with the acquisition of Arthur Retail (See Note 2). At December 31, 2000 and 1999 the amount of unamortized acquired software technology was $11.4 million and $2.8 million, respectively. Amortization expense related to acquired software technology was $1.8 million, $779,000 and $233,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

8.  Accrued Expenses and Other Liabilities

      At December 31, 2000 and 1999 accrued expenses and other liabilities consist of the following:

	2000	1999

Accrued compensation and benefits	$9,365	$7,941

Sales, value added and property taxes	1,682	963

Other accrued expenses	4,060	3,025

Total	$15,107	$11,929

9.  Restructuring and Asset Disposition Charge

      During the first quarter of 2000, we recorded an $828,000 restructuring and asset disposition charge. The restructuring initiatives involved a workforce reduction of 65 full-time employees including certain implementation and maintenance service employees (43 FTE), administrative functions in the United States, Europe

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

and Canada (15 FTE) and certain product development activities (7 FTE). All workforce reductions associated with this charge were made on or before March 31, 2000 and the remaining reserve was fully utilized by June 30, 2000.

			Actual			Balance at
	Initial		loss on disposal	Non-cash	Adjustments to	December 31,
Description of the charge	Reserve	Cash Charges	of assets	Charges	Expense	2000

Severance, benefits and related legal costs	$770	$(759)	$—	$(11)	$—	$—

Write down of fixed assets	58	—	(56)	(2)	—	—

Total	$828	$(759)	$(56)	$(13)	$—	$—

      During the first quarter of 1999, we recorded a $2.1 million restructuring and asset disposition charge. The restructuring initiatives involved a workforce reduction of 54 full-time employees in the United States and Europe, the closure of three unprofitable sales and support locations in Germany, France and South Africa, the disposal of property and equipment related to the closure of these locations and the disposal of furniture that was abandoned with the consolidation of our corporate operations into one facility, and the release of over 80 subcontractors worldwide. The employees that were terminated were out of our consulting services group (31 FTE), executive and administrative positions (9 FTE), product development (9 FTE) and sales and marketing (5 FTE). All workforce reductions included in the restructuring charge were made on or before March 31, 1999 and the remaining reserve was fully utilized by June 30, 2000.

			Actual			Balance at
	Initial		loss on disposal	Non-cash	Adjustments to	December 31,
Description of the charge	Reserve	Cash Charges	of assets	Charges	Expense	2000

Severance, benefits and related legal costs	$1,378	$(1,488)	—	—	$110	$—

Lease Exit Costs	226	(154)	—	(72)		—

Write down of fixed assets	507	—	(614)	—	107	—

Total	$2,111	$(1,642)	$(614)	$(72)	$217	$—

10.  Deferred Revenue

      At December 31, 2000 and 1999 deferred revenue consists of deferrals for license fees, maintenance, consulting and other services as follows:

	2000	1999

Software	$1,511	$498

Maintenance	9,954	5,514

Consulting	736	1,184

Training	686	388

	$12,887	$7,584

11.  Lease Commitments

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

      Rental expense under operating leases was $5.7 million in 2000, $4.9 million in 1999, and $4.4 million in 1998. The rental expense figures for 1999 and 1998 include $19,688 and $68,000, respectively in payments to related parties for office space. Future minimum lease payments under noncancellable operating leases (with minimum or remaining lease terms in excess of one year) at December 31, 2000 are as follows:

2001	$5,229

2002	4,004

2003	2,900

2004	1,957

2005	1,791

Thereafter	5,581

Total minimum lease payments	$21,462

12.  Legal Proceedings

      On March 23, 2000, the U.S. District Court for the District of Arizona dismissed, without leave to amend, all pending securities class action complaints previously filed against the Company and certain of our current and former directors and officers (Bernat v. JDA Software Group, Inc., et al., Dist. of Arizona No. CIV’99-0065 PHX RGS). The Court approved the stipulation regarding termination of action on May 30, 2000.

      We are also involved in other legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not believe that the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

13.  Stockholders’ Equity

      Secondary Public Offering. We completed a secondary public offering for 3,450,000 shares of common stock in May 1998 for $99.6 million, net of issuance costs of $668,000. We have and will continue to use the net proceeds from this offering for general corporate purposes, including product development, working capital and acquisitions. We utilized $44.0 million and $25.0 million to acquire Arthur Retail and Intactix, respectively (See Note  2).

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

      Under the terms of the Rights Plan, a dividend distribution of one Preferred Stock Purchase Right (“Right”) for each outstanding share of our common stock was made to holders of record on October 20, 1998. These Rights entitle the holder to purchase one one-hundredth of a share of our Series A Preferred

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Stock (“Preferred Stock”) at an exercise price of $100. The Rights become exercisable (a) 10 days after a public announcement that a person or group has acquired shares representing 15% or more of the outstanding shares of common stock, or (b) 10 business days following commencement of a tender or exchange offer for 15% or more of such outstanding shares of common stock.

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

      Treasury Stock Repurchase Program. In October 2000, our Board of Directors authorized a repurchase of up to two million shares of our outstanding common stock. Under this repurchase program, we may periodically repurchase shares over a period of twelve months on the open market at prevailing market prices. We will make the purchase decisions based upon market conditions and other considerations. The primary purpose of the repurchase program is to increase shareholder value. Through December 31, 2000, we had repurchased 162,500 shares of our common stock for $1.8 million.

      Stock Option Plans. We maintain various stock option plans for employees, consultants and non-employee directors as follows:

      Our 1995 stock option plan (the “1995 Option Plan”) provides for the issuance of up to 2,025,000 shares of common stock to employees under incentive and nonstatutory stock option grants. Incentive and nonstatutory stock options may be granted at a price not less than the fair market value of the common stock at the date of grant. The options generally become exercisable over periods ranging from 18 to 48 months, commencing at the date of grant, and expire in ten years. The 1995 Option Plan terminates in March 2005. At December 31, 2000, there were 54,383 options outstanding and 169,883 options available for grant under the 1995 Option Plan.

      Certain stockholders of our predecessor companies entered into a stock redemption agreement with us under which they have agreed that upon (1) the exercise of the first 1,275,000 options granted to employees other than themselves under the 1995 Option Plan, they would sell an equivalent number of their common shares to us at the exercise price specified on the options; and (2) upon the exercise of the next 750,000 options granted to employees other than themselves under the 1995 Option Plan, they would sell an equivalent number of their common shares to us at $.01 per share. As a result, options exercised under the 1995 Option Plan will not increase the number of outstanding shares of our common stock.

      Our 1996 stock option plan (the “1996 Option Plan”) provides for the issuance of common stock to employees, consultants and directors under incentive and nonstatutory stock option grants. The 1996 Option Plan was amended in November 2000 to increase the number of shares of common stock reserved for issuance thereunder from 4,500,000 to 7,000,000 and to establish certain grant restrictions and limitations that prohibit us from (i) granting more than 1,200,000 shares common stock subject to new options in any 12-month period (beginning May 25, 2000, the date of our 2000 Annual Meeting of Stockholders), subject to any stock split, recapitalization, dividend or related events, (ii) re-pricing any options granted under the 1996 Option Plan, and (iii) granting any options under the 1996 Option Plan with an exercise price below fair market value of the common stock at the date of grant. The options granted under the 1996 Option Plan generally become exercisable over a three or four-year period, commencing at the date of grant, and expire in ten years. The 1996 Option Plan has no scheduled termination date. At December 31, 2000, there were 3,896,548 options outstanding and 2,622,335 options available for grant under the 1996 Option Plan.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Our 1996 outside director stock option plan (the “Directors Plan”) provides for the issuance of up to 225,000 shares of common stock to eligible participants under nonstatutory stock option grants (the “Directors Plan”). Under the Directors Plan, outside directors receive a one-time grant to purchase shares upon appointment to the Board of Directors, and an annual grant for each year of service thereafter. The nonstatutory stock options may be granted at a price not less than the fair market value of the common stock at the date of grant. The options generally become exercisable over a three-year period commencing at the date of grant, and expire in ten years. The Directors Plan has no scheduled termination date. At December 31, 2000, there were 98,230 options outstanding and 120,000 options available for grant under the Directors Plan.

      Our 1998 stock option plan (the “1998 Option Plan”) provides for the issuance of common stock to employees under nonstatutory stock option grants. The 1998 Option Plan was amended in April 2000 to increase the number of shares of common stock reserved for issuance thereunder from 187,500 to 412,500. The nonstatutory stock options may be granted at a price not less than the fair market value of the common stock at the date of grant. All options granted through 1999 under the 1998 Option Plan are fully vested and immediately exercisable, and expire in ten years. Options granted under the 1998 Option Plan during 2000 generally become exercisable over a four-year period, commencing at the date of grant, and expire in ten years. The 1998 Option Plan has no scheduled termination date. At December 31, 2000, there were 198,966 options outstanding and 84,373 options available for grant under the 1998 Option Plan.

      The following summarizes the combined stock option activity during the three-year period ended December 31, 2000:

		Options Outstanding

	Options available		Exercise price
	for grant	Shares	per share

Balance, January 1, 1998	762,082	1,693,418	$2.83 to $22.50

Increase in reserved shares	2,812,500	—	—

Granted	(2,416,297)	2,416,297	$8.81 to $37.25

Cancelled	1,171,715	(1,171,715)	$3.50 to $32.25

Exercised	—	(398,791)	$2.33 to $19.54

Balance, December 31, 1998	2,330,000	2,539,209	$2.33 to $37.25

Granted	(2,303,444)	2,303,444	$6.44 to $15.31

Cancelled	1,113,802	(1,113,802)	$2.33 to $29.63

Exercised	—	(83,818)	$2.33 to $14.58

Balance, December 31, 1999	1,140,358	3,645,033	$2.33 to $37.25

Increase in reserved shares	2,725,000	—	—

Granted	(1,584,658)	1,584,658	$9.44 to $19.50

Cancelled	715,891	(715,891)	$6.44 to $26.96

Exercised	—	(265,673)	$2.83 to $19.54

Balance, December 31, 2000	2,996,591	4,248,127	$2.33 to $37.25

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

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The following summarizes certain weighted average information on options outstanding at December 31, 2000:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (years)	Price	Exercisable	Price

$2.33 to $2.83.	54,383	4.48	$2.57	54,382	$2.57

$6.44 to $7.88.	524,312	8.16	$6.64	337,374	$6.60

$8.00 to $8.94.	1,442,756	8.15	$8.57	626,909	$8.60

$9.00 to $9.69.	245,276	8.78	$9.04	123,309	$9.03

$10.00 to $11.94.	478,880	9.23	$11.50	113,945	$10.17

$12.00 to $14.00.	595,203	8.82	$12.18	33,002	$13.23

$14.06 to $15.50.	616,717	8.82	$14.63	83,923	$14.59

$16.00 to $19.54.	87,875	8.14	$18.74	31,987	$19.54

$20.58 to $21.33.	90,000	6.77	$20.96	81,559	$21.00

$26.96 to $37.25.	112,725	7.48	$28.67	73,435	$29.29

	4,248,127			1,559,825

      The following pro forma information presents net income and basic and diluted earnings per share as if compensation expense had been recognized for stock options granted in the three-year period ended December 31, 2000, as determined under the fair value method used in the Black-Scholes options pricing model, and to include the effect of shares issued under the employee stock purchase plan. The weighted average Black-Scholes value per option granted in 2000, 1999 and 1998 was $7.67, $4.43 and $11.27, respectively.

	2000	1999	1998

Net income (loss) as reported	$8,868	$337	$(2,468)

Pro forma net income (loss)	$(480)	$(6,359)	$(17,185)

Basic earnings (loss) per share — as reported	$.36	$.01	$(.11)

Diluted earnings (loss) per share — as reported	$.35	$.01	$(.11)

Basic earnings (loss) per share — pro forma	$(.02)	$(.27)	$(.77)

Diluted earnings (loss) per share — pro forma	$(.02)	$(.27)	$(.77)

Assumptions:

Expected dividend yield	0%	0%	0%

Expected stock price volatility	86%	85%	107%

Risk-free interest rate	5.30%	5.95%	5.25%

Expected life of option	3.18 years	2.87 years	3.14 years

      No expense has been recognized for stock-based compensation in the three years ended December 31, 2000 as the underlying stock options were granted at current market price.

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

      Our 1999 Employee Stock Purchase Plan (“1999 Purchase Plan”) provides for an initial reserve of 750,000 shares of common stock, which amount will be increased on August 1st of each year by an amount equal to the lesser of 750,000 shares or an amount determined by the Board of Directors. All other terms with respect to offering periods, eligibility and purchase price are similar to the 1998 Purchase Plan. No shares were purchased under the 1999 Purchase Plan during 1999. During 2000, we purchased 359,171 shares at prices ranging from $8.02 to $13.12.

      During 2000, 1999 and 1998, certain employees exercised options or sold stock acquired under the stock purchase plans in disqualifying dispositions that resulted in deductions for income tax purposes. Our tax liability for 2000, 1999 and 1998 was reduced by $329,000, $136,000, and $2.2 million, respectively, to give effect to these dispositions with an offsetting credit to additional paid-in capital.

14.  Employee Benefit Plans.

      We have adopted a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all eligible employees (“401(k) Plan”). Eligible participants may contribute up to $10,500 or 20% of their total compensation, whichever is lower. We provide matching contributions to the 401(k) Plan in amounts determined by the Board of Directors. Participants will be immediately vested in their personal contributions and over a five year graded schedule for amounts we contribute. We made matching contributions to the 401(k) Plan of $313,000, $299,000, and $302,000 in 2000, 1999 and 1998, respectively.

15.  Income Taxes

      The income tax provision (benefit) includes income taxes currently payable and those deferred due to temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The components of the income tax provision (benefit) included in the Consolidated Statements of Income are as follows:

	2000	1999	1998

Current:

Federal	$3,831	$(855)	$4,087

State	292	(150)	346

Foreign	425	837	1,322

Total current	4,548	(168)	5,755

Deferred:

Federal	965	334	(7,086)

State	86	58	(616)

Foreign	—	—	—

Total deferred	1,051	392	(7,702)

Total provision (benefit)	$5,599	$224	$(1,947)

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Income tax provision (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate of 35% in 2000, and 34% in 1999 and 1998 to income before income taxes as a result of the following:

	2000	1999	1998

Federal statutory rate	$5,063	$190	$(1,501)

Research and development credit	(507)	(176)	(620)

Meals, entertainment, goodwill amortization, and other non-deductible expenses	236	224	149

State income taxes	235	49	(245)

Foreign rate in excess of US statutory rate	492	25	266

Change in tax rates	97	—	(108)

Other	(17)	(88)	112

Total	$5,599	$224	$(1,947)

      The income tax effects of temporary differences that give rise to our deferred income tax assets and liabilities are as follows:

	2000		1999

	Current	Non-Current	Current	Non-Current

Deferred tax asset:

Accruals and reserves	$3,822	$—	$2,043	$—

Deferred revenue	496	—	233	—

Property and equipment	—	—	—	131

Carryovers	—	150	—	150

Goodwill and other intangibles	—	3,960	—	5,682

Other	9	—	69	—

Total	4,327	4,110	2,345	5,963

Deferred tax liability:

Property and equipment	—	(1,116)	—	—

Other	—	(94)	—	(30)

Total	$4,327	$2,900	$2,345	$5,933

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

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

16.  Earnings Per Share

      Earnings per share for the three years ended December 31, 2000 is calculated as follows:

	2000	1999	1998

Net income (loss)	$8,868	$337	$(2,468)

Shares — Basic earnings per share	24,315	23,758	22,194

Dilutive effect of common stock equivalents	1,116	—	—

Shares — Diluted earnings per share	25,431	23,758	22,194

Basic earnings per share	$.36	$.01	$(.11)

Diluted earnings per share	$.35	$.01	$(.11)

17.  Business Segments, Geographic Data and Major Customers

      We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, e-commerce and collaborative planning requirements of the retail industry and its suppliers. Our solutions enable our customers to collect, manage, organize and analyze information throughout their retail enterprise, and to interact with suppliers and customers over the Internet at multiple levels within their organizations. We conduct business in six geographic regions that have separate management teams and reporting infrastructures: the United States, Northern Europe (includes the Middle East and Africa), Southern Europe, Asia/ Pacific, Canada and Latin America. Similar products and services are offered in each geographic region and local management is evaluated primarily based on total revenues and operating income. Identifiable assets are also managed by geographical region. The accounting policies of each region are the same as those described in Note 1 of the

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Notes to Consolidated Financial Statements. The geographic distribution of our revenues and identifiable assets for the three-year period ended December 31, 2000 is as follows:

	2000	1999	1998

Revenues:

United States	$90,337	$78,442	$81,526

Northern Europe	30,542	34,206	39,879

Southern Europe	7,731	5,019	1,492

Asia/ Pacific	28,174	11,305	6,613

Canada	7,974	8,123	11,287

Latin America	9,277	8,929	5,056

Total international	83,698	67,582	64,327

Sales and transfers among regions	(2,306)	(3,361)	(7,390)

Total revenues	$171,729	$142,663	$138,463

Identifiable assets:

United States	$178,533	$161,125	$159,107

Northern Europe	18,009	18,991	28,538

Southern Europe	3,703	1,453	1,767

Asia/ Pacific	9,075	6,979	2,595

Canada	5,422	4,396	5,358

Latin America	3,730	4,101	2,196

Total international	39,939	35,920	40,454

Total identifiable assets	$218,472	$197,045	$199,561

      No customer accounted for more than 10% of our revenues during the three years ended December 31, 2000.

      We have organized our business segments around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry:

•	Retail Enterprise Systems are corporate level merchandise management systems that gather and distribute operational information throughout an organization to support the retail process. These systems provide inventory control, warehouse and logistics management, merchandising planning and allocation, space management, trade allowance and promotional program management, and decision support.

•	In-Store Systems provide point-of-sale, e-commerce and back office applications that enable a retailer to capture, analyze and transmit certain sales and other operational information to corporate level merchandise management systems. In-Store Systems also include Store Portals which provide retailers with the ability to access enterprise information on their merchandise management systems, via the Internet, and execute associated processes to support their store operations.

•	Collaborative Solutions provide applications which enable business-to-business collaborative planning between the retail industry and their suppliers. Collaborative Solutions include planogramming tools that allow users to build, analyze and distribute graphical diagrams for space management, store layout planning and shelf assortment analysis.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      A summary of the revenues, operating income (loss), and depreciation attributable to each of these business segments for the three years ended December 31, 2000 is as follows:

	2000	1999	1998

Revenues:

Retail Enterprise Systems	$131,495	$121,361	$113,103

In-Store Systems	25,831	21,302	25,360

Collaborative Solutions	14,403	—	—

	$171,729	$142,663	$138,463

Operating income (loss)

Retail Enterprise Systems	$23,476	$18,104	$20,603

In-Store Systems	8,789	2,611	7,378

Collaborative Solutions	6,151	—	—

Other (see below)	(28,195)	(23,968)	(35,672)

	$10,221	$(3,253)	$(7,691)

Depreciation

Retail Enterprise systems	$6,360	$6,336	$4,590

In-Store systems	1,471	1,337	1,159

Collaborative Solutions	210	—	—

	$8,041	$7,673	$5,749

Other:

Amortization of intangible assets	$6,542	$4,409	$2,338

IPR&D charge (see Note 2)	200	—	17,000

Restructuring and asset disposition charge (see Note 10)	828	2,111	—

Administrative costs, bad debt expense and Other non-allocated expenses	20,625	17,448	16,334

	$28,195	$23,968	$35,672

      The operating income (loss) shown for Retail Enterprise Systems, In-Store Systems and Collaborative Solutions includes direct expenses for software licenses, maintenance services, consulting services, sales and marketing expenses, product development expenses, as well as allocations for occupancy costs and depreciation expense. The “Other” caption includes non-allocated costs and other expenses that are not directly identified with a particular operating segment and which management does not consider in evaluating the operating income (loss) of the business segment. The improvements in operating income during 2000 reflect increased software license sales and higher maintenance revenues in the Retail Enterprise Systems and In-Store Systems segments, and the incremental Collaborative Solutions software and maintenance revenues resulting from the Intactix acquisition (See Note 2).

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

18.  Quarterly Data (Unaudited)

      The following table presents selected unaudited quarterly operating results for the two-year period ended December 31, 2000. We believe that all necessary adjustments have been included in the amounts shown below to present fairly the related quarterly results.

Consolidated Statement of Income Data:

	2000

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$39,200	$46,103	$43,495	$42,931	$171,729

Income (loss) from operations	2,444	5,231	2,183	363	10,221

Net income (loss)	2,218	3,761	1,961	928	8,868

Basic earnings (loss) per share	$.09	$.16	$.08	$.04	$.36

Diluted earnings (loss) per share	$.09	$.15	$.08	$.04	$.35

	1999

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$35,186	$37,176	$35,323	$34,978	$142,663

Income (loss) from operations	(3,039)	384	(608)	10	(3,253)

Net income (loss)	(1,269)	780	176	650	337

Basic earnings (loss) per share	$(.05)	$.03	$.01	$.03	$.01

Diluted earnings (loss) per share	$(.05)	$.03	$.01	$.03	$.01

      Income (loss) from operations includes restructuring and asset disposition charges of $828,000 and $2.1 million that were recorded during the first quarters of 2000 and 1999, respectively. The quarterly income (loss) from operations for 2000 compared to 1999 varies primarily as a result of the higher mix of product revenues in 2000 (software licenses and maintenance services).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JDA SOFTWARE GROUP, INC.

By:	/s/ JAMES D. ARMSTRONG

James D. Armstrong
Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 30, 2000 by the following persons in the capacities indicated.

Signature	Title

/s/ JAMES D. ARMSTRONG James D. Armstrong	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ KRISTEN L. MAGNUSON Kristen L. Magnuson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ J. MICHAEL GULLARD J. Michael Gullard	Director
/s/ WILLIAM C. KEIPER William C. Keiper	Director
/s/ STEPHEN A MCCONNELL Stephen A McConnell	Director
/s/ JOCK PATTON Jock Patton	Director

EXHIBIT INDEX

Exhibit
Number		Description of Document

2.1**	—	Asset Purchase Agreement dated as of June 4, 1998, by and among JDA Software Group, Inc., JDA Software, Inc. and Comshare, Incorporated.
2.2##	—	Asset Purchase Agreement dated as of February 24, 2000, by and among JDA Software Group, Inc., Pricer AB, and Intactix International, Inc.
3.1***	—	Second Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated June 12, 1998.
3.2***	—	First Amended and Restated Bylaws.
4.1*	—	Specimen Common Stock certificate.
4.2*(1)	—	Stock Redemption Agreement among the Company, James D. Armstrong and Frederick M. Pakis dated March 30, 1995.
10.1*(1)	—	Form of Indemnification Agreement.
10.2*(1)	—	1995 Stock Option Plan, as amended, and form of agreement thereunder.
10.3 (1)	—	1996 Stock Option Plan, as amended.
10.4*(1)	—	1996 Outside Directors Stock Option Plan and forms of agreement thereunder.
10.5***(1)	—	Employment Agreement between James D. Armstrong and JDA Software, Inc. dated January 1, 1998.
10.8#(1)	—	1998 Nonstatutory Stock Option Plan.
10.9#(1)	—	1998 Employee Stock Purchase Plan.
10.10†	—	1999 Employee Stock Purchase Plan.
10.11***	—	Lease Agreement between Opus West Corporation and JDA Software Group, Inc. dated April 30, 1998, together with First Amendment dated June 30, 1998.
10.12**	—	Software License Agreement dated as of June 4, 1998 by and between Comshare, Incorporated and JDA Software, Inc.
10.14••(2)	—	Value-Added Reseller License Agreement for Uniface Software between Compuware Corporation and JDA Software Group, Inc. dated April 1, 2000.
10.15*(1)	—	JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 1995.
10.17***(1)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and Kristen L. Magnuson, amending certain stock options granted to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on September 11, 1997 and January 27, 1998.
10.18††(1)	—	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the From of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement).
10.19†††(1)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.
10.20•(1)(3)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

Exhibit
Number		Description of Document

10.21•(1)(3)	—	Form of Nonstatutory Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.
10.22•(1)(4)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1995 Stock Option Plan
10.23•(1)(5)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan
10.24•(1)(6)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan
23.1	—	Consent of Independent Auditors

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

**	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1998, as filed on June 19, 1998.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.

†	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, as filed on August 19, 1999.

††	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998.

†††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed on November 13, 1998.

#	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, as filed on March 31, 1998.

##	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2000, as filed on March 1, 2000.

•	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.

••	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, as filed on August 14, 2000.

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(2)	Confidential treatment has been granted as to part of this exhibit.

(3)	Applies to James D. Armstrong.

(4)	Applies to Hamish N. Brewer and Gregory L. Morrison.

(5)	Applies to Hamish N. Brewer, Peter J. Charness, Scott D. Hines, Gregory L. Morrison and David J. Tidmarsh.

(6)	Applies to Senior Executive Officers with the exception of James D. Armstrong and Kristen L. Magnuson.