Form 10-Q
period 2001-03-31
JDA SOFTWARE GROUP INC
filed 2001-05-10
CIK 1006892

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                            YES [X]     NO[ ]

                  The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 24,665,071 as of May 4, 2001.

                            JDA SOFTWARE GROUP, INC.

                                    FORM 10-Q


                                TABLE OF CONTENTS

                                                                                                         Page No.
PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000 ...........          3

         Condensed Consolidated Statements of Income for the Three Months Ended
                  March 31, 2001 and March 31, 2000 .................................................          4

         Condensed Consolidated Statements of Comprehensive Income for the Three
                  Months ended March 31, 2001 and March 31, 2000 ....................................          5

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                  March 31, 2001 and March 31, 2000 .................................................          6

         Notes to Interim Condensed Consolidated Financial Statements ...............................          8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......         12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .................................         25

PART II: OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders ........................................         26

Item 5.  Other Information ..........................................................................         26

Item 6.  Exhibits and Reports on Form 8-K ...........................................................         26

Signature ...........................................................................................         27

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            JDA SOFTWARE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                MARCH 31,         DECEMBER 31,
                                                                                   2001              2000
                                                                                   ----              ----
                                     ASSETS

Current Assets:
  Cash and cash equivalents ..............................................      $  77,591         $  60,794
  Marketable securities ..................................................          6,081            15,800
  Accounts receivable, net ...............................................         50,400            54,431
  Income tax receivable ..................................................          2,628             2,438
  Deferred tax asset .....................................................          2,860             4,327
  Prepaid expenses and other current assets ..............................          7,762             7,169
                                                                                ---------         ---------
     Total current assets ................................................        147,322           144,959

Property and Equipment, net ..............................................         21,234            22,320

Goodwill and Other Intangibles, net ......................................         47,715            48,293

Deferred Tax Asset .......................................................          4,068             2,900
                                                                                ---------         ---------

          Total assets ...................................................      $ 220,339         $ 218,472
                                                                                =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable .......................................................      $   3,691         $   4,213
  Accrued expenses and other liabilities .................................         16,075            15,107
  Deferred revenue .......................................................         13,943            12,887
                                                                                ---------         ---------
          Total current liabilities ......................................         33,709            32,207

Stockholders' Equity:
  Preferred stock, $.01 par value; authorized 2,000,000 shares; none
     issued or outstanding ...............................................           --                --
  Common stock, $.01 par value; authorized, 50,000,000 shares; issued
      24,844,895 and 24,610,967 shares, respectively .....................            248               246
  Additional paid-in capital .............................................        183,948           181,861
  Retained earnings (deficit) ............................................         10,929             8,775
  Accumulated other comprehensive loss ...................................         (6,165)           (2,798)
                                                                                ---------         ---------
                                                                                  188,960           188,084
  Less treasury stock, at cost, 209,000 and 162,500 shares, respectively .         (2,330)           (1,819)
                                                                                ---------         ---------
     Total stockholders' equity ..........................................        186,630           186,265
                                                                                ---------         ---------
          Total liabilities and stockholders' equity .....................      $ 220,339         $ 218,472
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

                            JDA SOFTWARE GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                   THREE MONTHS
                                                                  ENDED MARCH 31,
                                                                  ---------------
                                                                2001           2000
                                                                ----           ----
REVENUES:
    Software licenses ....................................    $15,563        $15,502
    Maintenance services .................................      8,949          5,143
                                                              -------        -------
       Product revenues ..................................     24,512         20,645

    Consulting services ..................................     22,965         18,555
                                                              -------        -------

       Total revenues ....................................     47,477         39,200
                                                              -------        -------

COST OF REVENUES:
    Cost of software licenses ............................        666            891
    Cost of maintenance services .........................      2,307          1,774
                                                              -------        -------
       Cost of product revenues ..........................      2,973          2,665

    Cost of consulting services ..........................     17,424         15,545
                                                              -------        -------

       Total cost of revenues ............................     20,397         18,210
                                                              -------        -------

GROSS PROFIT .............................................     27,080         20,990

OPERATING EXPENSES:
    Product development ..................................      7,857          6,155
    Sales and marketing ..................................      8,265          6,462
    General and administrative ...........................      5,689          4,009
    Amortization of intangibles ..........................      1,816          1,092
    Purchased in-process research and development ........        161             --
    Restructuring, asset disposition and other charges ...        749            828
                                                              -------        -------
       Total operating expenses ..........................     24,537         18,546
                                                              -------        -------

OPERATING INCOME .........................................      2,543          2,444

    Other income, net ....................................        862          1,192
                                                              -------        -------

INCOME BEFORE INCOME TAXES ...............................      3,405          3,636

    Income tax provision .................................      1,251          1,418
                                                              -------        -------

NET INCOME ...............................................    $ 2,154        $ 2,218
                                                              =======        =======

BASIC EARNINGS PER SHARE .................................    $   .09        $   .09
                                                              =======        =======

DILUTED EARNINGS PER SHARE ...............................    $   .09        $   .09
                                                              =======        =======

SHARES USED TO COMPUTE:
    Basic earnings per share .............................     24,538         24,079
                                                              =======        =======
    Diluted earnings per share ...........................     24,681         25,315
                                                              =======        =======

            See notes to condensed consolidated financial statements

                            JDA SOFTWARE GROUP, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (in thousands, unaudited)


                                                                                 THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                                 ---------------
                                                                               2001           2000
                                                                               ----           ----
NET INCOME                                                                   $ 2,154         $ 2,218

OTHER COMPREHENSIVE INCOME (LOSS):
       Unrealized holding gain on marketable securities available for
           sale, net                                                              29              22
     Foreign currency translation adjustment                                  (3,397)           (210)
                                                                             -------         -------
COMPREHENSIVE INCOME (LOSS)                                                  $(1,214)        $ 2,030
                                                                             =======         =======


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            JDA SOFTWARE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                                     THREE MONTHS
                                                                                                    ENDED MARCH 31,
                                                                                                    ---------------
                                                                                                2001              2000
                                                                                                ----              ----
OPERATING ACTIVITIES:

     Net income (loss)                                                                        $   2,154         $   2,218
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                            3,800             2,987
         Provision for doubtful accounts                                                            500               294
         Net loss on disposal of property and equipment                                              17                41
         Write-off of purchased in-process research and development                                 161              --
         Deferred income taxes                                                                      299                16

     Changes in assets and liabilities:
         Accounts receivable                                                                      2,342            (4,831)
         Income tax receivable                                                                     (254)              685
         Prepaid expenses and other current assets                                                 (794)             (567)
         Accounts payable                                                                          (699)             (438)
         Accrued expenses and other liabilities                                                     525              (303)
         Deferred revenue                                                                           671               531
                                                                                              ---------         ---------
              Net cash provided by operating activities                                           8,722               633
                                                                                              ---------         ---------

INVESTING ACTIVITIES:

     Purchase of marketable securities                                                         (663,412)          (90,898)
     Sales of marketable securities                                                               3,283              --
     Maturities of marketable securities                                                        669,877           103,210
     Purchase of Zapotec Software, Inc.                                                          (1,250)             --
     Purchase of property and equipment                                                          (1,057)           (1,426)
     Proceeds from disposal of property and equipment                                               189               300
                                                                                              ---------         ---------
              Net cash used in investing activities                                               7,630            11,186
                                                                                              ---------         ---------

FINANCING ACTIVITIES:

     Issuance of common stock - stock option plan                                                   361               976
     Issuance of common stock - employee stock purchase plan                                      1,725             1,338
     Tax benefit - stock options and employee stock purchase plan                                     4               183
     Purchase of treasury stock                                                                    (511)             --
     Payments on capital lease obligations                                                          (12)              (12)
                                                                                              ---------         ---------
              Net cash provided by financing activities                                           1,567             2,485
                                                                                              ---------         ---------
Effect of exchange rates on cash                                                                 (1,122)             (210)
                                                                                              ---------         ---------

Net (decrease) increase in cash and cash equivalents                                             16,797            14,094
                                                                                              ---------         ---------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   60,794            58,283
                                                                                              ---------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $  77,591         $  72,377
                                                                                              =========         =========

                            JDA SOFTWARE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)


                                                                              THREE MONTHS
                                                                             ENDED MARCH 31,
                                                                             ---------------
                                                                           2001           2000
                                                                           ----           ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for:

         Interest                                                        $    24         $     2
                                                                         =======         =======
         Income taxes                                                    $   546         $   420
                                                                         =======         =======


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

     Acquisition of Zapotec Software, Inc.:

         Fair value of current assets acquired                           $   (14)
         In-process research and development                                (161)
         Developed software and other intangibles                         (1,240)
         Liabilities assumed                                                 125
         Deferred revenue                                                     40
                                                                         -------
                     Cash used to purchase Zapotec Software, Inc.        $(1,250)
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

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.  ACQUISITION OF ZAPOTEC SOFTWARE, INC.

         On February 5, 2001 we acquired certain assets of Zapotec Software, Inc. ("Zapotec") for $1.2 million in cash, and assumed certain trade and other liabilities, and specific acquisition related liabilities for consulting and maintenance obligations under assumed contracts. Zapotec's primary product, ProMax, is an integrated software solution that enables retailers, suppliers and distributors to manage their trade allowance and promotional programs by automating the contract fulfillment, claim generation and accounts receivable process. In addition to ProMax, we acquired Zapotec's Ad Plan application. Currently in development, Ad Plan is designed to be a vertical Web portal that will integrate advertising and promotional planning and enable collaborative budgeting, secondary research, media buying, merchandise content and trade allowance tracking within a community of resellers, suppliers, advertising agencies and media companies. The acquisition was accounted for as a purchase, and accordingly, the operating results of Zapotec have been included in our consolidated financial statements from the date of acquisition. In connection with the Zapotec transaction, we expensed $161,000 of purchased in-process research and development during the first quarter of 2001 and recorded a related tax benefit of $60,000.

         The following pro forma consolidated results of operations for the three months ended March 31, 2001 and 2000 assume the Zapotec acquisition occurred as of January 1st of each year. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

                                                        THREE MONTHS
                                                       ENDED MARCH 31,
                                                       ---------------
                                                     2001          2000
                                                     ----          ----
Total revenues...............................      $47,488       $39,728
Net income (loss)............................       $2,036        $1,978
Basic earnings (loss) per share..............         $.08          $.08
Diluted earnings (loss) per share............         $.08          $.08

3.  EARNINGS PER SHARE

         Earnings per share for the three months ended March 31, 2001 and 2000 is calculated as follows:

                                                        THREE MONTHS
                                                       ENDED MARCH 31,
                                                       ---------------
                                                     2001          2000
                                                     ----          ----
Net income...................................      $ 2,154       $ 2,218

Shares - Basic earnings per share............       24,538        24,079
Dilutive common stock equivalents............          143         1,236
                                                   -------       -------
                                                    24,681        25,315
                                                   =======       =======
Basic earnings per share.....................      $   .09       $   .09
                                                   =======       =======
Diluted earnings per share...................      $   .09       $   .09
                                                   =======       =======

4.  RESTRUCTURING AND OTHER CHARGES

         During the three months ended March 31, 2001, we recorded restructuring and other charges of $749,000. The restructuring initiatives involved a workforce reduction of 32 full-time employees ("FTE") including certain employees involved in implementation and maintenance services (16 FTE), product development activities (7 FTE), sales and marketing (7 FTE), and administrative functions (2 FTE). All workforce reductions associated with this charge were made on or before March 31, 2001. Other charges consist of the write-off of certain merger and acquisition costs related to potential acquisitions that were abandoned.


                                                   INITIAL       CASH        BALANCE AT
           DESCRIPTION OF THE CHARGE               RESERVE      CHARGES    MARCH 31, 2001
           -------------------------               -------      -------    --------------
Severance, benefits and related legal costs ...      $ 541        $(365)        $ 176
Other charges .................................        208         (208)         --
                                                     -----        -----         -----
       Total ..................................      $ 749        $(573)        $ 176
                                                     -----        -----         -----

5.   BUSINESS SEGMENTS AND GEOGRAPHIC DATA

         We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, e-commerce and collaborative planning requirements of the retail industry and its suppliers. Our solutions enable our customers to collect, manage, organize and analyze information throughout their retail enterprise, and to interact with suppliers and customers over the Internet at multiple levels within their organizations. We conduct business in six geographic regions that have separate management teams and reporting infrastructures: the United States, Northern Europe (includes the Middle East and Africa), Southern Europe, Asia/Pacific, Canada and Latin America. Similar products and services are offered in each geographic region and local management is evaluated primarily based on total revenues and operating income. Identifiable assets are also managed by geographical region. The geographic distribution of our revenues and identifiable assets is as follows:

                                                 THREE MONTHS
                                                ENDED MARCH 31,
                                                ---------------
                                             2001             2000
                                             ----             ----
REVENUES:
  United States                            $ 27,572         $ 19,379
                                           --------         --------

  Northern Europe.....................        8,311            8,122
  Southern Europe.....................        1,528            1,594
  Asia/Pacific........................        5,659            6,926
  Canada..............................        3,203            1,127
  Latin America.......................        1,909            2,372
                                           --------         --------
     Total international..............       20,610           20,141
                                           --------         --------
  Sales and transfers among regions...         (705)            (320)
                                           --------         --------
          Total revenues..............     $ 47,477         $ 39,200
                                           ========         ========

                                           MARCH 31,     DECEMBER 31,
                                             2001            2000
                                             ----            ----
IDENTIFIABLE ASSETS:
  United States.......................     $170,319        $178,533
                                           --------        --------

  Northern Europe.....................       24,843          18,009
  Southern Europe.....................        4,467           3,703
  Asia/Pacific........................        9,728           9,075
  Canada..............................        6,562           5,422
  Latin America.......................        4,420           3,730
                                           --------        --------
     Total international..............       50,020          39,939
                                           --------        --------
          Total identifiable assets...     $220,339        $218,472
                                           ========        ========

         We have organized our business segments around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry:

- Retail Enterprise Systems are corporate level merchandise management systems that gather and distribute operational information throughout an organization to support the retail process. These systems provide inventory control, warehouse and logistics management, merchandising planning and allocation, space management, trade allowance and promotional program management, and decision support.

- In-Store Systems provide point-of-sale, e-commerce and back office applications that enable a retailer to capture, analyze and transmit certain sales and other operational information to corporate level merchandise management systems. In-Store Systems also include Store Portals which provide retailers with the ability to access enterprise information on their merchandise management systems, via the Internet, and execute associated processes to support their store operations.

- Collaborative Solutions provide applications which enable business-to-business collaborative planning between the retail industry and their suppliers. Collaborative Solutions include planogramming tools that allow users to build, analyze and distribute graphical diagrams for space management, store layout planning and shelf assortment analysis.

         A summary of the revenues, operating income (loss), and depreciation attributable to each of these business segments for the three months ended March 31, 2001 and 2000 is as follows:

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                            ---------
                                                      2001             2000
                                                      ----             ----
REVENUES:
  Retail Enterprise Systems....................     $ 34,408         $ 33,184
  In-Store Systems.............................        7,239            6,016
  Collaborative Solutions......................        5,830             --
                                                    --------         --------
                                                    $ 47,477         $ 39,200
                                                    ========         ========

OPERATING INCOME (LOSS)
  Retail Enterprise Systems....................     $  7,274         $  6,801
  In-Store Systems.............................        1,750            1,572
  Collaborative Solutions......................        1,934             --
  Other (see below)............................       (8,415)          (5,929)
                                                    --------         --------
                                                    $  2,543         $  2,444
                                                    ========         ========

DEPRECIATION
  Retail Enterprise systems....................     $  1,550         $  1,535
  In-Store systems.............................          362              360
  Collaborative Solutions......................           72             --
                                                    --------         --------
                                                    $  1,984         $  1,895
                                                    ========         ========

OTHER:
  Amortization of intangible assets............     $  1,816         $  1,092
  IPR&D charge.................................          161             --
  Restructuring, asset disposition and other
    charges....................................          749              828
  Administrative costs, bad debt expense and
    Other non-allocated expenses...............        5,689            4,009
                                                    --------         --------
                                                    $  8,415         $  5,929
                                                    ========         ========

         The operating income (loss) shown for Retail Enterprise Systems, In-Store Systems and Collaborative Solutions includes direct expenses for software licenses, maintenance services, consulting services, sales and marketing expenses, product development expenses, as well as allocations for occupancy costs and depreciation expense. The "Other" caption includes non-allocated costs and other expenses that are not directly identified with a particular operating segment and which management does not consider in evaluating the operating income (loss) of the business segment. The improvements in operating income during the three months ended March 31, 2001 reflect increased maintenance and consulting services revenues in the Retail Enterprise Systems and In-Store Systems segments, and the incremental Collaborative Solutions software and maintenance revenues resulting from the acquisition of Intactix International, Inc. in April 2000.

6   TREASURY STOCK REPURCHASE PROGRAM

     In October 2000, our Board of Directors authorized a repurchase of up to two million shares of our outstanding common stock. Under this repurchase program, we may periodically repurchase shares over a period of twelve months on the open market at prevailing market prices. We will make the purchase decisions based upon market conditions and other considerations. The primary purpose of the repurchase program is to increase shareholder value. Through March 31, 2001 we have repurchased 209,000 shares of our common stock for $2.3 million.

7.  NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to value derivative financial instruments, including those used for hedging foreign currency earnings, at current market value with the impact of any change in market value being charged against earnings in each period. The adoption of SFAS No. 133 did not have a significant impact on our financial statements. At this time, we have no derivative instruments or hedging activities.

8.  RECLASSIFICATIONS

         Certain reclassifications have been made to the March 31, 2000 financial statements to conform to the March 31, 2001 presentation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Quarterly Report on Form 10-Q contains forward-looking statements reflecting management's current forecast of certain aspects of our future. It is based on current information which we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, numbers of personnel, strategic relationships with third parties, and strategy. The forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate" or other words that convey uncertainty of future events or outcomes. In particular, we provide our outlook for software license revenues, maintenance service revenues, consulting services revenues, consulting services margins, product development expense, sales and marketing expense, general and administrative expense, and amortization of intangibles, in each case either for the remainder of 2001 or for the quarter ending June 30, 2001. Our actual results could differ materially from those stated or implied by our forward looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Quarterly Report on Form 10-Q, which you should read carefully. We would particularly refer you to the section under the heading "Certain Risks" for an extended discussion of the risks confronting our business. The forward looking statements in this Quarterly Report on Form 10-Q should be considered in the context of these risk factors.

OVERVIEW

         We provide sophisticated software solutions to the retail industry and its suppliers. Our solutions enable our customers to collect, manage, organize and analyze information throughout their retail enterprise, and to interact with suppliers and customers over the Internet at multiple levels within their organizations. We generally offer maintenance services to our software customers and include maintenance services revenues, together with software license revenues, in our reported "Product Revenues." We enhance and support our software business by offering retail specific services that are designed to enable our clients to rapidly achieve the benefits or our solutions. These services include project management, system planning, design and implementation, custom configurations, and training services. Demand for our implementation services is driven by, and often trails, sales of our software products. Consulting services revenues are generally more predictable but generate lower gross margins than software license or maintenance services revenues.

SIGNIFICANT TRENDS AND DEVELOPMENTS IN OUR BUSINESS

         Economic Conditions in the Retail Industry. In recent quarters, including the quarter ended March 31, 2001, we have observed retailers continuing to pursue information technology initiatives, and have not yet observed a general, worldwide decline in demand for our products. Nevertheless, we are concerned about the consolidations within the retail industry, weakening economic conditions and the disappointing operating results of retailers in certain of our geographic regions, including the United States where we have begun to see the impact of a recession, specifically as it relates to the length and predictability of sales cycles. If these factors persist for an extended period of time, they could negatively impact the industry, our customers' ability to pay for our products and services, and lead to an increased number of bankruptcy filings. Such consolidation and weakening economic conditions have in the past, and may in the future, negatively impact our revenues, elongate our selling cycles, reduce the demand for our products and negatively impact our business, operating results and financial condition.

         Business reorganization. We reorganized and expanded our senior management team during the fourth quarter of 2000 to support our growth plans, to address the new vertical market opportunities resulting from the Intactix acquisition, and to accelerate our presence in the business-to-business Internet market. We have organized our business segments around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry:

         - Retail Enterprise Systems are corporate level merchandise management systems that gather and distribute operational information throughout an organization to support the retail process.

         - In-Store Systems provide point-of-sale, e-commerce and back office applications that enable a retailer to capture, analyze and transmit certain sales and other operational information to the corporate level merchandise management systems.

         - Collaborative Solutions provide applications which enable business-to-business collaborative planning between the retail industry and their suppliers.

         New products and expanded markets. We invested $9.1 million in the three months ended March 31, 2001, and over $143.0 million from 1998 to 2000 in new product development and the acquisition of complementary products while still remaining profitable and cash flow positive from operations. We released enhanced versions of our core software products during 2000 and introduced new value-added client server applications such as Store Portals and Affinity. In addition, the acquisitions of Arthur Retail and Intactix have expanded our product offerings and provided us with collaborative applications that address new vertical market opportunities with the manufacturers and wholesalers who supply our traditional retail customers. The Collaborative Solutions business segment, which includes sales of software license and services to customers outside our historical retail market, provided 12% of our total revenues for the three months ended March 31, 2001. Revenues from our IBM iSeries-based products continue to decrease as a percentage of total revenues due to our expansion into these new products and markets, and as a result of the increasing popularity of client server-based solutions.

         Impact of the Intactix acquisition on product revenues. Our product revenues, which consist of software licenses and maintenance services, increased $3.9 million, or 19% in the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The improvement in product revenues between the comparable quarters includes $4.0 million and $2.8 million in software license and maintenance services revenues, respectively from the Intactix product line that was acquired in April 2000. In addition to expanding our vertical market opportunities and product footprint, analytic products such as the Intactix Space Management Solutions appear to be less affected by the economic slowdown as they enable our customers to better retain and develop their customer base and provide a quick return on investment. Conversely, sales of our merchandise management systems, which typically require a more lengthy implementation process, have been the most impacted by the current economic slowdown.

         Improved consulting services results and decreased implementation times. Consulting services revenues increased $4.4 million, or 24% in the three months ended March 31, 2001 compared to the three months ended March 31, 2000 as a result of the sales of new software licenses we experienced throughout 2000. Consulting services revenues typically lag software revenues by as much as one year. However, we also believe the average implementation times for our software products have begun to decline due to increased training and expertise in our consulting organization, ongoing investments in product development that has improved the functionality in the new releases of our base products, improved integration among products in the JDA Portfolio of products, and increased product stability and scalability as our newer products mature. Thus, future consulting services revenue increases may be less than software license revenue increases. Consulting services margins improved from 16% to 24% between the comparable quarters as a result of improved utilization rates and the realignment of resources within the consulting services organization to reflect changes in product and geographic demands

         Balanced mix between domestic and international business. We have a well established global presence that has historically resulted in a nearly 50:50 mix between our domestic and international revenues. We believe our investment in international markets provides expanded growth opportunities as well as some protection against economic slowdowns that may occur from time to time in specific geographic regions.

         Improved gross profit and strong financial position. Our gross profit was $27.1 million, or 57% of total revenues for the three months ended March 31, 2001 compared to $21.0 million, or 54% for the three months ended March 31, 2000. This improvement results primarily from increases in maintenance and consulting services revenues of 74% and 24%, respectively between the comparable quarters. In addition, consulting services margins increased from 16% to 24% between the comparable quarters as a result of improved utilization rates and the realignment of resources within the consulting services organization to reflect changes in product and geographic demands. Our operating activities generated $8.7 million in positive cash flow during the three months ended March 31, 2001 and we continue to maintain a strong financial position with $77.6 million in cash and cash equivalents, $6.1 million in marketable securities, and no debt.

         Acquisition of Zapotec Software, Inc. On February 5, 2001 we acquired certain assets of Zapotec Software, Inc. ("Zapotec") for $1.2 million in cash, and assumed certain trade and other liabilities, and specific acquisition related liabilities for consulting and maintenance obligations under assume contracts. Zapotec is a niche provider of software solutions that enable retailers, suppliers and distributors to manage their trade allowance and promotional programs by automating the contract fulfillment, claim generation and accounts receivable process.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

REVENUES

         Total revenues for the three months ended March 31, 2001 were $47.5 million, an increase of 21% over the $39.2 million reported in the three months ended March 31, 2000. Revenues consist of product revenues (software licenses and maintenance services) and consulting services revenues which represented 52% and 48%, respectively, of total revenues during the three months ended March 31, 2001, as compared with 53% and 47%, respectively during the three months ended March 31, 2000. We currently expect total revenues to be in the range of $47.0 million to $49.0 million for second quarter 2001.

         Product Revenues

         Software Licenses. Software license revenues for three months ended March 31, 2001 were $15.6 million, or 33% of total revenues, compared to $15.5 million, or 40% of total revenues for the three months ended March 31, 2000. The results for the three months ended March 31, 2001 include $4.0 million in incremental software license revenues from the Intactix product line that was acquired in April 2000. Excluding this favorable impact, our software license revenues decreased 25% between the comparable quarters. Domestic software license revenues for the three months ended March 31, 2001 increased 74% over the comparable quarter of 2000. However, we have begun to see the impact of a recession in the United States which appears to be causing some delays in our customers' decision processes and the elongation of our related sales cycles, particularly with respect to our host system products. In addition, international software license revenues decreased 40% between the comparable quarters primarily as a result of delayed purchasing decisions in the Asia/Pacific and Latin America regions. We currently expect software license revenues for second quarter 2001 and year 2001 to be in the range of $15.5 million to $16.5 million, and $65.0 million to $70.0 million, respectively. However, our expected results are sensitive to economic conditions, and continued deterioration in global economic conditions could materially adversely affect our anticipated results.

         Maintenance Services. Maintenance services revenues for the three months ended March 31, 2001 were $8.9 million, an increase of 74% over the $5.1 million reported in the three months ended March 31, 2000. Maintenance services revenues represented 19% of total revenues in the three months ended March 31, 2001 compared to 13% in the comparable quarter of 2000. The increase results primarily from $2.8 million in incremental maintenance services revenues from the Intactix product line that was acquired in April 2000 and the increased demand stemming from the increased sales of new software licenses during 2000. We currently expect an annual increase in maintenance services revenues of between 20% to 25% during 2001.

         Consulting Services. Consulting services revenues for the three months ended March 31, 2001 were $23.0 million, an increase of 24% from the $18.6 million reported in three months ended March 31, 2000. Consulting services revenues represented 48% of total revenues in the three months ended March 31, 2001 compared to 47% in the comparable quarter of 2000. This increase results from the increase in new software license sales we generated during 2000. Consulting services revenues typically lag software license revenues by as much as one year. We currently expect only a modest annual growth of 5% to 10% in our consulting services revenues during 2001, primarily as a result of the reduced implementation time frames that our products now require, and due in part to the economic uncertainty we believe will be present in our markets during the remainder of 2001. We believe that our software products have become easier and less expensive to install as a direct result of the investments we have made over the past two years to improve their stability, scalability, integration and ease of installation.

BUSINESS SEGMENT REVENUES

         Total revenues in our Retail Enterprise Systems business segment increased 4% to $34.4 million in the three months ended March 31, 2001 from $33.2 million in the three months ended March 31, 2000. Software license revenues in our Retail Enterprise Systems business segment decreased 23% in the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The decrease in software license revenues is due primarily to decreased sales of ODBMS, Retail IDEAS, and the Arthur Suite, offset in part by the incremental revenues from sales of the Intactix products to retail customers. We believe Retail Enterprise Systems is the business segment most impacted by the current economic slowdown. Maintenance services revenues for Retail Enterprise Systems increased 35% between the comparable quarters as a result of our increased software license install base and the incremental maintenance revenues from Intactix products sold to retail customers. Consulting services revenues in this segment increased 17% between the comparable quarters as a result of the increased sales of new software licenses during 2000.

         Total revenues in our In-Store Systems business segment increased 20% to $7.2 million in the three months ended March 31, 2001 from $6.0 million in the three months ended March 31, 2000. The increase includes a 6% increase in software license revenues in the three months ended March 31, 2001 compared to the three months ended March 31, 2000. Maintenance services revenues for In-Store Systems increased 20% between the comparable quarters as a result of our increased software license install base. Consulting services revenues in this segment increased 32% between the comparable quarters as a result of the increased sales of new software licenses we experienced during 2000.

         Total revenues in our Collaborative Solutions business segment were $5.8 million, or 12% of total revenues, in the three months ended March 31, 2001. Collaborative Solutions revenues come from outside our historical retail market and for the three months ended March 31, 2001 consist primarily of the incremental revenues from sales of Intactix software licenses and related services to retail suppliers.

GEOGRAPHIC REVENUES

         Total revenues in the United States increased 42% to $27.6 million in the three months ended March 31, 2001 from $19.4 million in the three months ended March 31, 2000. This increase results primarily from sales of software licenses and related consulting services revenues for our Intactix and Arthur Suite applications, and increased maintenance service revenues in all product categories.

         Total revenues in Northern Europe increased 2% to $8.3 million in the three months ended March 31, 2001 from $8.1 million in the three months ended March 31, 2000. The increase results from the incremental software license, consulting services and maintenance services revenues from the Intactix product line, offset in part by decreases or comparable quarter-over-quarter revenues in all other product categories. We believe revenues in the Northern European region continue to be adversely impacted by currency devaluation in countries adopting the Euro and consolidations in the retail industry in this region.

         Total revenues in Southern Europe decreased 4% to $1.5 million in the three months ended March 31, 2001 from $1.6 million in the three months ended March 31, 2000. This decrease results primarily from a decrease in sales of Arthur Suite software licenses, offset in part by the incremental software license, consulting services and maintenance services revenues from the Intactix product line.

         Total revenues in Asia/Pacific decreased 18% to $5.6 million in the three months ended March 31, 2001 from $6.9 million in the three months ended March 31, 2000. The decrease results primarily from a decrease in software license sales in all product categories except Collaborative Solutions, offset in part by increased consulting and maintenance services revenues in all product categories. Over $1.0 million of the decrease occurred in our Japan market as an exceptionally large new software license was recorded in the prior year quarter.

         Total revenues in Canada increased 184% to $3.2 million in the three months ended March 31, 2001 from $1.1 million in the three months ended March 31, 2000. The increase results from an increase in software license, consulting services and maintenance services revenues in all product categories.

         Total revenues in Latin America decreased 20% to $1.9 million in the three months ended March 31, 2001 from $2.4 million in the three months ended March 31, 2000. The decrease results primarily from a decrease in software license sales from Retail Enterprise Systems and In-Store Systems, offset in part by increases in consulting services and maintenance services revenues in all product categories.

COST OF PRODUCT REVENUES

         Cost of Software Licenses. Cost of software licenses was $666,000 for the three months ended March 31, 2001 as compared to $891,000 in the three months ended March 31, 2000. The decrease results from the higher mix of software products in the three months ended March 31, 2001 that do not incorporate functionality from third party software providers or require the payment of royalties. Cost of software licenses represented 4% and 6% of software license revenues in the three months ended March 31, 2001 and 2000, respectively.

         Cost of Maintenance Services. Cost of maintenance services increased 30% to $2.3 million in the three months ended March 31, 2001 from $1.8 million in the three months ended March 31, 2000. Our support headcount increased 44% between the comparable quarters to support our growing client base and as of March 31, 2001 there were 88 individuals involved in our customer support group.

COST OF CONSULTING SERVICES

         Cost of consulting services increased 12% to $17.4 million in the three months ended March 31, 2001 from $15.5 million in the three months ended March 31, 2000. We added 46 additional full-time employees in our consulting services organization between the comparable quarters and as of March 31, 2001 there were 559 individuals in this function. The additional full-time employees were added in order to support the increased demand for consulting services resulting from the increased sales of new software licenses we experienced during 2000. In addition, we incurred higher costs for outside contractors in the Asia/Pacific region, and higher travel and training costs during the three months ended March 31, 2001.

GROSS PROFIT

         Gross profit for the three months ended March 31, 2001 was $27.0 million, an increase of 29% over the $21.0 million reported in the three months ended March 31, 2000. Gross profit, as a percentage of total revenues, increased to 57% in the three months ended March 31, 2001 compared with 54% in the three months ended March 31, 2000. The increase results from improved consulting services margins and the $3.8 million increase in maintenance services revenues between the comparable quarters. Consulting services margins increased from 16% to 24% between the comparable quarters as a result of improved utilization rates and the realignment of resources within the consulting services organization to reflect changes in product and geographic demands. We currently expect consulting services margins to remain in the range of 24% to 26% throughout the remainder of 2001.

OPERATING EXPENSES

         Product Development. Product development expenses for the three months ended March 31, 2001 were $7.9 million, a 28% increase over the $6.2 million reported in the three months ended March 31, 2000. Product development expense as a percentage of total revenues was 17% in the three months ended March 31, 2001 compared to 16% in the three months ended March 31, 2000. The increase in product development expenses results primarily from the acquisition of Intactix in April 2000 and our increased investment in the development of high value-add applications such as web-based portals and advance analytic solutions. We believe development of our software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized. We currently intend to hold quarterly product development expenses in the range of 15% to 16% of total revenues for the remainder of 2001. We believe that with the current breadth of our product suite, we can continue to effectively develop and market new value-added products with our existing capacity, absent further product acquisitions.

         Sales and Marketing. Sales and marketing expenses for the three months ended March 31, 2001 were $8.3 million, a 28% increase over the $6.5 million reported in the three months ended March 31, 2000. Sales and marketing expense as a percentage of total revenues was 17% in the three months ended March 31, 2001 compared to 16% in the three months ended March 31, 2000. The increase in sales and marketing expenses results primarily from the acquisition of Intactix in April 2000, an increase of 33 full-time employees between the comparable quarters and compensation increases. We currently intend to hold quarterly sales and marketing expenses in the range of 17% to 18% of total revenues for the remainder of 2001.

         General and Administrative. General and administrative expenses for the three months ended March 31, 2001 were $5.7 million, a 42% increase over the $4.0 million reported in the three months ended March 31, 2000. The increase in general and administrative expense results primarily from the acquisition of Intactix in April 2000 and the expenses incurred for outside contractors to assist in the development of our internal operating systems. General and administrative expense, as a percentage of total revenues, was 12% in the three months ended March 31, 2001 compared to 10% in the three months ended March 31, 2000. We currently intend to hold general and administrative expenses in the range of 12% to 13% of total revenues for the remainder of 2001.

         Amortization of Intangibles. Amortization of intangibles for the three months ended March 31, 2001 was $1.8 million, a 66% increase over the $1.1 million reported in the three months ended March 31, 2000. The increase in amortization consists primarily of amortization on intangibles recorded in connection with the acquisition of Intactix in April 2000. The quarterly amortization of intangibles will increase approximately $47,000 for the remainder of 2001 due to the acquisition of Zapotec in February 2001.

         Purchased In-process Research and Development. In connection with the acquisition of Zapotec in February 2001, we expensed $161,000 of purchased in-process research and development and recorded a related tax benefit of $60,000.

         Restructuring, Asset Disposition and Other Charges. We recorded restructuring and other charges of $749,000 during the three months ended March 31, 2001. The restructuring initiatives involved a workforce reduction of 32 full-time employees in certain implementation service groups, product development activities, sales and marketing, and administrative functions in the United States, Europe, Canada, and Latin America. All workforce reductions associated with this charge were made on or before March 31, 2001. Other charges consist of the write-off of certain merger and acquisition costs related to potential acquisitions that were abandoned. A similar restructuring and asset disposition charge of $828,000 was recorded during the three months ended March 31, 2000. This restructuring initiative involved a workforce reduction of 65 full-time employees in certain implementation service groups and administrative functions in the United States, Europe and Canada. We believe this reduction helped stabilize service margins, optimized our labor resources in these geographic regions, and freed up funds for investment in staff that support higher growth product lines, including the Arthur Suite and our e-commerce initiatives. All workforce reductions associated with this charge were made on or before March 31, 2000.

OPERATING INCOME (LOSS)

         Operating income in our Retail Enterprise Systems business segment increased 7% to $7.3 million in the three months ended March 31, 2001 from $6.8 million in the three months ended March 31, 2000. The increase results primarily from increased maintenance and consulting services revenues, offset in part by the 23% decrease in software license sales. In addition, sales and marketing expenses were lower in the three months ended March 31, 2001 consistent with the decrease in software license sales between the comparable quarters.

         Operating income in our In-Store Systems business segment increased 11% to $1.8 million in the three months ended March 31, 2001 from $1.6 million in the three months ended March 31, 2000. The increase results primarily from the 6% increase in software license sales, which have gross margins ranging from 95% to 100%, together with increased maintenance and consulting services revenues, offset in part by a 74% increase in operating expenses between the comparable quarters. The increase in operating expenses reflects the additional costs incurred in connection with the development of the Store Portals applications and the realignment of sales and marketing personnel and their related costs.

         Operating income in our Collaborative Solutions business segment was $1.9 million in the three months ended March 31, 2001. The Collaborative Solutions business segment did not exist prior to the second quarter of 2000 and its results primarily represent the incremental operating income provided from sales of Intactix software licenses and related services to retail suppliers. The acquisition of the Intactix product line in April 2000 provided us with an additional client base of 2,500 manufacturers and wholesalers and a new market for business-to-business collaborative planning between the retailers and their suppliers.

PROVISION FOR INCOME TAXES

         Our effective income tax rate reflects statutory federal, state and foreign tax rates, partially offset by reductions for research and development expense tax credits. From time to time, we may be subject to audit by federal, state and/or foreign taxing authorities. The IRS has completed an audit of our 1996 and 1997 Federal Income Tax Returns. As a result of the audit, we have received proposed adjustments from the IRS reducing our 1996 and 1997 research and development expense tax credits. The Company and its tax advisors disagree with the adjustments proposed by the IRS and we continue to vigorously contest them. We do not believe that the IRS adjustments, even as currently proposed, would have a material impact on our business, operating results or financial condition. We expect our effective tax rate to be 37% in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations primarily through cash generated from operations and public sales of equity securities. We had working capital of $113.6 million at March 31, 2001 compared with $112.8 million at December 31, 2000. Cash and marketable securities at March 31, 2001 were $83.7 million, an increase of $7.1 million from the $76.6 million reported at December 31, 2000.

         Operating activities provided cash of $8.7 million and $633,000 in the three months ended March 31, 2001 and 2000, respectively. Cash provided from operating activities in the three months ended March 31, 2001 resulted primarily from net income of $2.2 million, $3.8 million of depreciation and amortization, and a $2.3 million decrease in accounts receivable. Cash provided from operating activities in the three months ended March 31, 2000 resulted primarily from net income of $2.2 million and $3.0 million of depreciation and amortization, offset in part by a $4.8 million increase in accounts receivable. We had net receivables of $50.4 million, or 96 days sales outstanding ("DSOs") at March 31, 2001 compared to $54.4 million, or 115 DSOs at December 31, 2000, and $36.8 million, or 86 DSOs at March 31, 2000. The conversion of our operations to a new time and billing system over the last six months of 2000 resulted in some disruption to our normal billing and collections cycles. Our DSOs declined in the three months ended March 31, 2001 as the billing system implementation has been completed and we have been able to refocus our collection efforts. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including seasonality, shifts in customer buying patterns, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.

         Investing activities provided cash of $7.6 million and $11.2 million in the three months ended March 31, 2001 and 2000, respectively. Cash provided from investing activities in the three months ended March 31, 2001 includes the net maturity of $9.7 million of marketable securities, offset by $1.1 million in capital expenditures and the $1.2 million cash payment for the acquisition of Zapotec. Cash provided from investing activities in the three months ended March 31, 2000 includes the net maturity of $12.3 million of marketable securities, offset in part by $1.4 million in capital expenditures.

         Financing activities provided cash of $1.6 million and $2.5 million in the three months ended March 31, 2001 and 2000, respectively. The activity in both periods includes proceeds from the issuance of common stock and related tax benefits under our stock option and employee stock purchase plans. In addition, the activity for the three months ended March 31, 2001 includes the repurchase of 46,500 shares of our outstanding stock for $511,000 under our treasury stock repurchase program. Under the repurchase program, we may periodically repurchase up to two million shares over a period of twelve months on the open market at prevailing market prices. We will make the purchase decisions based upon market conditions and other considerations, and we currently intend to purchase shares in those quarters in which we have a positive cash flow from operating activities.

         Changes in the currency exchange rates of our foreign operations had the effect of reducing cash by $1.1 million and $210,000 in the three months ended March 31, 2001 and 2000, respectively. We did not enter into any foreign exchange contracts or engage in similar hedging strategies during the three months ended March 31, 2001 and 2000.

         We believe there are opportunities to grow our business through the acquisition of complementary or synergistic companies, products and technologies. We look for acquisitions that can be readily integrated and accretive to earnings, although we may pursue non-accretive acquisitions that appear strategically important. We believe the general size of cash acquisitions we would currently consider to be in the $5.0 million to $50.0 million range. On February 5, 2001, we acquired certain assets of Zapotec Software, Inc. for $1.2 million in cash, and assumed certain trade and other liabilities and specific acquisition related liabilities for consulting and maintenance obligations under assumed contracts. The acquisition was accounted for as a purchase, and accordingly, the operating results of Zapotec have been included in our consolidated financial statements from the date of closing. Any material acquisition could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid. In addition, any material acquisitions of complementary or synergistic companies, products or technologies could require that we obtain additional equity or debt financing.

         We believe that our cash and cash equivalents, investments in marketable securities, and funds generated from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months.

EURO CURRENCY

         In January 1999, a new currency called the ECU or the "Euro" was introduced in participating European Economic and Monetary Union ("EMU") countries. During 2002, all participating EMU countries are expected to be operating with the Euro as their single currency. During the next two years, business in participating EMU countries will be conducted in both the existing national currency and the Euro. As a result, companies operating in or conducting business in these EMU member countries will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro. We currently offer software products that are designed to be Euro-currency enabled, and we believe these products can be modified to accommodate any change to Euro currency requirements. We have also provided warranties in various European contracts that certain of our products will meet some or all Euro currency requirements. There can be no assurance, however, that our products will contain all the necessary changes or meet all the Euro currency requirements. If our software products do not meet all the Euro currency requirements, our business, operating results, and financial condition would be materially adversely impacted.

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

-   competitive pricing pressures;

- customer order deferrals resulting from the anticipation of new products, economic uncertainty, disappointing operating results by the customer, or otherwise;

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

- lower-than-anticipated utilization in our consulting services group as a result of prior reduced levels of software sales, reduced implementation times for our products, or other reasons; and

- general industry and economic conditions that could negatively impact the industry, our customers' ability to pay for our products and services and which could potentially lead to an increased number of bankruptcy filings and/or bad debt charges.

         We believe it is likely that in some future quarter our operating results will vary from the expectations of public market analysts or investors. If this happens, or if adverse conditions prevail, or are perceived to prevail, with respect to our business or generally, the price of our common stock may decline. Significant fluctuations have included, or may include in the future, the following:

- A Decline in Overall Demand for Our Products or Services. We have in the past experienced a decline in overall demand for our products we believe as a result of delayed purchasing decisions related to the millennium change, external and internal marketing issues, increased competition, longer sales cycles, a limited number of referenceable implementations in the early years of product release, and certain design and stability issues in earlier versions of our products, and/or lack of desired feature and functionality. We are concerned about the consolidations within the retail industry, weakening economic conditions and the disappointing results of retailers in certain of our geographic regions, including the United States where we have begun to see the impact of a recession. Macroeconomic factors and disappointing operating results in the retail industry may result in elongated selling cycles and reduced demand for our products.

- Fluctuating Gross Margins. Because the gross margins on product revenues (software licenses and maintenance services) are significantly greater than the gross margins on consulting services, our combined gross margin has fluctuated from quarter to quarter, and it may continue to fluctuate significantly based on revenue mix and consulting services utilization rates. Consulting services revenues are to a significant extent dependent upon new software license sales. Although there can be no assurance, we expect that our utilization rates and service margins will gradually improve if we experience a sustained increase in demand for our software products. However, in the event software license revenues fail to meet our expectations or there is a decline in demand for our software or services, our consulting services revenues would be adversely impacted.

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

- Managing Expense Levels. Our expense levels are based on our expectations of future revenues. Since software license sales are typically accompanied by a significant amount of consulting and maintenance services, the size of our services organization must be managed to meet our anticipated software license revenues. As a result, we hire and train service personnel and incur research and development costs in advance of anticipated software license revenues. If software revenues fall short of our expectations, or if we are unable to fully utilize our service personnel, our operating results are likely to decline because a significant portion of our expenses cannot be quickly reduced to respond to any unexpected revenue shortfall.

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

         In addition, e-commerce on the Internet has impacted the retail industry, and the traditional "brick and mortar" retailers that we have historically served have been facing some competition from Internet-based retailers. We announced the commercial availability of the MMS.com e-commerce product during the second half of 1999, and to date there have only been limited sales of this product. In addition, we have recently announced our intentions to develop a series of business-to-business e-commerce solutions. These solutions include Internet Portals which are web-based interfaces that provide retailers with a one-stop destination for internal users, customers and suppliers to access multiple information sources and applications, and Affinity, a collection of open applications designed to enable a retailer to support and proactively manage their customer information and transactions. Our first Internet Portal, Store Portal, was commercially released for both MMS and ODBMS in the second half of 2000. The markets for e-commerce products are new and quickly evolving. We are unable to predict the full impact this emerging form of commerce will have on the traditional "brick and mortar" retail operations we have historically served. If the markets for our MMS.com, Internet Portals, and JDA Affinity products, or other future web-enabled products fail to develop, develop more slowly or differently than expected or become saturated with competitors, or if our e-commerce products are not accepted in the marketplace, our business, operating results and financial condition could be negatively impacted.

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

         We Have Only Deployed Certain of Our Software Products On a Limited Basis, and Have Not Yet Deployed Some Software Products that are Important to our Future Growth. Certain of our software products, including MMS.com and Internet Portals, have been commercially released within the last year. Certain modules of our Affinity and Intellect products are still in beta and under development, respectively. In addition, we have only recently announced our intentions to develop or acquire a series of business-to-business e-commerce solutions, including products in furtherance of our pursuit of the market for collaborative planning, forecasting and replenishment solutions. The markets for these products are new and evolving, and we believe that retailers may be cautious in adopting web-based and other new technologies. Consequently, we cannot predict the growth rate, if any, and size of the markets for our e-commerce products or that these markets will continue to develop. Potential and existing customers may find it difficult, or be unable, to successfully implement our e-commerce products, or may not purchase our products for a variety of reasons, including their inability or unwillingness to deploy sufficient internal personnel and computing resources for a successful implementation. In addition, we must overcome significant obstacles to successfully market our newer products, including limited experience of our sales and consulting personnel. If the markets for our newer products fail to develop, develop more slowly or differently than expected or become saturated with competitors, or if our products are not accepted in the marketplace or are technically flawed, our business, operating results and financial condition will decline.

         There Are Many Risks Associated with International Operations. Our international revenues represented 43% of total revenues in the three months ended March 31, 2001 as compared to 48% and 46% in fiscal 2000 and 1999, respectively. If our international operations grow, we must recruit and hire a number of new consulting, sales and marketing and support personnel in the countries we have or will establish offices. Our entry into new international markets typically requires the establishment of new marketing and distribution channels as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. The opening of our new offices typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire or that we will be successful at hiring, training or retaining such personnel. In addition, we cannot assure you that we will be able to successfully expand our international operations in a timely manner which could negatively impact our business, operating results and financial condition.

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

         Our Markets Are Highly Competitive. The markets for our software products are highly competitive. We believe the principal competitive factors are price, feature and functionality, product reputation and referenceable accounts, retail industry expertise, e-commerce capabilities and quality of customer support. We encounter competitive products from a different set of vendors in each of our primary product categories. Our Retail Enterprise Systems compete with internally developed systems and with third-party developers such as Essentus, Inc., GERS, Inc., i2 Technologies' Makaro product line, Marketmax, Inc., Microstrategy, nsb Retail Systems PLC, Radius PLC, Retek, Inc., SAP AG, and SVI Holdings, Inc. In addition, new competitors may enter our markets and offer merchandise management systems that target the retail industry.

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

         We May Have Difficulty Integrating Acquisitions. We continually evaluate potential acquisitions of complementary businesses, products and technologies, including those that are significant in size and scope. In pursuit of our strategy to acquire complementary products, we completed the acquisition of the assets of Zapotec Software, Inc. on February 5, 2001. Acquisitions involve a number of special risks, including the inability to obtain, or meet conditions imposed for governmental approvals for the acquisition, diversion of management's attention to the assimilation of the operations and personnel of acquired businesses, the predictability of costs related to the acquisition and the integration of acquired businesses, products, technologies and employees into our business and product offerings. Achieving the anticipated benefits of any acquisition will depend, in part, upon whether integration of the acquired business, products, technology, or employees is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The difficulties of such integration may be increased by the necessity of coordinating geographically disparate organizations, the complexity of the technologies being integrated, and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. The inability of management to successfully integrate any acquisition that we may pursue, and any related diversion of management's attention, could have a material adverse effect on our business, operating results and financial condition. Moreover, there can be no assurance that any products acquired will gain acceptance in our markets, that we will be able to penetrate new markets successfully or that we will obtain the anticipated or desired benefits of such acquisitions. Also, acquired products may contain defects of which we are unaware. Any acquisition that we pursue or consummate could result in the incurrence of debt and contingent liabilities, amortization of goodwill and other intangibles, purchased research and development expense, other acquisition-related expenses and the loss of key employees, any of which could have a material adverse effect on our business, operating results and financial condition.

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

         Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 43% of our total revenues in the three months ended March 31, 2001, as compared with 51% in the three months ended March 31, 2000. In addition, the identifiable net assets of our foreign operations totaled 23% of consolidated assets at March 31, 2001 and 18% at December 31, 2000. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders' equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting unrealized foreign currency exchange losses of $3.4 million in the three months ended March 31, 2001, as compared with $1.5 million and $557,000 in fiscal 2000 and 1999, respectively. We have not engaged in foreign currency hedging transactions. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net assets as of March 31, 2001, to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the March 31, 2001 rates would result in a currency translation loss of $2.3 million before tax.

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

         Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to a change in interest rates. We hold our investment securities for purposes other than trading. The fair value of securities held at March 31, 2001 was $6.1 million, which is approximately the same as amortized cost, with interest rates generally ranging between 4% and 6%.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         Not applicable.


ITEM 5. OTHER INFORMATION

         Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      Exhibits:  See Exhibit Index

         (b)      Reports on Form 8-K:

         We filed a Form 8-K dated February 5, 2001 with the Securities and Exchange Commission on February 20, 2001 to announce the acquisition of certain assets of Zapotec Software, Inc. ("Zapotec") for $1.2 million in cash, and the assumption of certain trade and other liabilities, and specific acquisition related liabilities for consulting and maintenance obligations under assumed contracts. Zapotec's primary product, ProMax, is an integrated software solution that enables retailers, suppliers and distributors to manage their trade allowance and promotional programs by automating the contract fulfillment, claim generation and accounts receivable process. In addition to ProMax, we acquired Zapotec's Ad Plan application. Currently in development, Ad Plan is designed to be a vertical Web portal that will integrate advertising and promotional planning and enable collaborative budgeting, secondary research, media buying, merchandise content and trade allowance tracking, within a community of resellers, suppliers, advertising agencies and media companies. The acquisition was accounted for as a purchase, and accordingly, the operating results of Zapotec have been included in our consolidated financial statements from the date of acquisition.

                            JDA SOFTWARE GROUP, INC.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             JDA SOFTWARE GROUP, INC.



Dated: May 8, 2001                  By:      /s/ Kristen L. Magnuson
                                       -----------------------------------------
                                             Kristen L. Magnuson
                                             Executive Vice President and Chief
                                                Financial Officer
                                             (Principal Financial and Accounting
                                                Officer)

                                  EXHIBIT INDEX

Exhibit #                                DESCRIPTION OF DOCUMENT
2.1**                   -- Asset Purchase Agreement dated as of June 4, 1998, by
                           and among JDA Software Group, Inc., JDA Software,
                           Inc. and Comshare, Incorporated.


2.2##                   -- Asset Purchase Agreement dated as of February 24,
                           2000, by and among JDA Software Group, Inc., Pricer
                           AB, and Intactix International, Inc.


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

10.3***(1)              -- 1996 Stock Option Plan, as amended. (1)

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


10.12**                 -- Software License Agreement dated as of June 4, 1998
                           by and between Comshare, Incorporated and JDA
                           Software, Inc.


10.14**(2)              -- Value-Added Reseller License Agreement for Uniface
                           Software between Compuware Corporation and JDA
                           Software Group, Inc. dated April 1, 2000.


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



10.20*(1)(3)            -- Form of Incentive Stock Option Agreement between JDA
                           Software Group, Inc. and certain Senior Executive
                           Officers to be used in connection with stock options
                           granted pursuant to the JDA Software Group, Inc. 1996
                           Stock Option Plan.



10.21*(1)(3)            -- Form of Nonstatutory Stock Option Agreement between
                           JDA Software (1)(3) Group, Inc. and certain Senior
                           Executive Officers to be used in connection with
                           stock options granted pursuant to the JDA Software
                           Group, Inc. 1996 Stock Option Plan.

10.22*                  -- Form of Amendment of Stock Option Agreement between
                           JDA Software (1) (4) Group, Inc and certain Senior
                           Executive Officers, amending certain stock options
                           granted pursuant to the JDA Software Group, Inc. 1995
                           Stock Option Plan

10.23*                  -- Form of Amendment of Stock Option Agreement between
                           JDA Software (1)(5) Group, Inc and certain Senior
                           Executive Officers, amending certain stock options
                           granted pursuant to the JDA Software Group, Inc. 1996
                           Stock Option Plan


10.24*                  -- Form of Incentive Stock Option Agreement between JDA
                           Software Group, (1)(6) Inc. and certain Senior
                           Executive Officers to be used in connection with
                           stock options granted pursuant to the JDA Software
                           Group, Inc. 1996 Stock Option Plan


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

# Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed on March 31, 1998.

## Incorporated by reference to the Company's Current Report on Form 8-K dated February 24, 2000, as filed on March 1, 2000.

* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.

** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, as filed on August 14, 2000.

*** Incorporated by reference to the Company's Annual Report of Form 10-K for the year ended December 31, 2000, as filed on April 2, 2001.

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