Form 10-Q
period 2001-06-30
JDA SOFTWARE GROUP INC
filed 2001-08-14
CIK 1006892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                 to

Commission File Number: 0-27876

JDA SOFTWARE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-0787377 (I.R.S. Employer Identification No.)

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

YES          NO

          The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 24,840,977 as of August 10, 2001.

JDA SOFTWARE GROUP, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	June 30,	December 31,
	2001	2000

ASSETS

Current Assets:

Cash and cash equivalents	$77,477	$60,794

Marketable securities	5,055	15,800

Accounts receivable, net	52,463	54,431

Income tax receivable	2,269	2,438

Deferred tax asset	3,229	4,327

Prepaid expenses and other current assets	7,081	7,169

Total current assets	147,574	144,959

Property and Equipment, net	21,187	22,320

Goodwill and Other Intangibles, net	51,619	48,293

Promissory Note Receivable	3,500	—

Deferred Tax Asset	3,603	2,900

Total assets	$227,483	$218,472

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$3,337	$4,213

Accrued expenses and other liabilities	16,501	15,107

Deferred revenue	14,680	12,887

Total current liabilities	34,518	32,207

Stockholders’ Equity:

Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—

Common stock, $.01 par value; authorized, 50,000,000 shares; issued 24,952,826 and 24,610,967 shares, respectively	249	246

Additional paid-in capital	185,144	181,861

Retained earnings (deficit)	13,951	8,775

Accumulated other comprehensive loss	(4,049)	(2,798)

	195,295	188,084

Less treasury stock, at cost, 209,000 and 162,500 shares, respectively	(2,330)	(1,819)

Total stockholders’ equity	192,965	186,265

Total liabilities and stockholders’ equity	$227,483	$218,472

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data)
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

REVENUES:

Software licenses	$16,714	$18,630	$32,277	$34,132

Maintenance services	9,135	7,770	18,084	12,913

Product revenues	25,849	26,400	50,361	47,045

Consulting services	23,201	19,703	46,166	38,258

Total revenues	49,050	46,103	96,527	85,303

COST OF REVENUES:

Cost of software licenses	739	807	1,405	1,698

Cost of maintenance services	2,514	2,088	4,821	3,862

Cost of product revenues	3,253	2,895	6,226	5,560

Cost of consulting services	16,834	16,090	34,258	31,635

Total cost of revenues	20,087	18,985	40,484	37,195

GROSS PROFIT	28,963	27,118	56,043	48,108

OPERATING EXPENSES:

Product development	7,801	7,019	15,658	13,174

Sales and marketing	9,321	7,442	17,586	13,904

General and administrative	6,038	5,309	11,727	9,318

Amortization of intangibles	1,830	1,917	3,646	3,009

Purchased in-process research and development	—	200	161	200

Restructuring, asset disposition and other charges	—	—	749	828

Total operating expenses	24,990	21,887	49,527	40,433

OPERATING INCOME	3,973	5,231	6,516	7,675

Other income, net	824	935	1,686	2,127

INCOME BEFORE INCOME TAXES	4,797	6,166	8,202	9,802

Income tax provision	1,775	2,405	3,026	3,823

NET INCOME	$3,022	$3,761	$5,176	$5,979

BASIC EARNINGS PER SHARE	$.12	$.16	$.21	$.25

DILUTED EARNINGS PER SHARE	$.12	$.15	$.21	$.24

SHARES USED TO COMPUTE:

Basic earnings per share	24,688	24,218	24,614	24,148

Diluted earnings per share	25,100	25,448	24,884	25,379

See notes to condensed consolidated financial statements

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

NET INCOME	$3,022	$3,761	$5,176	$5,979

OTHER COMPREHENSIVE INCOME (LOSS):

Unrealized holding gain on marketable securities available for sale, net	(8)	7	22	29

Foreign currency translation gain (loss)	2,123	(820)	(1,273)	(1,030)

COMPREHENSIVE INCOME (LOSS)	$5,137	$2,948	$3,925	$4,978

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months
	Ended June 30,

	2001	2000

OPERATING ACTIVITIES:

Net income (loss)	$5,176	$5,979

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	7,561	6,955

Provision for doubtful accounts	1,650	1,194

Net loss on disposal of property and equipment	23	96

Write-off of purchased in-process research and development	161	200

Deferred income taxes	395	43

Changes in assets and liabilities:

Accounts receivable	294	(12,424)

Income tax receivable	149	2,117

Prepaid expenses and other current assets	(515)	(2,151)

Accounts payable	(977)	(90)

Accrued expenses and other liabilities	903	3,432

Deferred revenue	1,550	596

Net cash provided by operating activities	16,370	5,947

INVESTING ACTIVITIES:

Purchase of marketable securities	—	(28,876)

Sales of marketable securities	2,500	—

Maturities of marketable securities	8,267	30,575

Purchase of Zapotec Software, Inc.	(1,250)	—

Purchase of NeoVista Decision Series	(4,938)	—

Purchase of Intactix International, Inc., net of cash acquired	—	(23,138)

Issuance of promissory note receivable	(3,500)	—

Purchase of property and equipment	(3,164)	(2,820)

Proceeds from disposal of property and equipment	440	582

Net cash used in investing activities	(1,645)	(23,677)

FINANCING ACTIVITIES:

Issuance of common stock —stock option plan	1,328	1,132

Issuance of common stock —employee stock purchase plan	1,725	1,338

Tax benefit —stock options and employee stock purchase plan	233	262

Purchase of treasury stock	(511)	—

Payments on capital lease obligations	(65)	(20)

Net cash provided by financing activities	2,710	2,712

Effect of exchange rates on cash	(752)	(421)

Net (decrease) increase in cash and cash equivalents	16,683	(15,439)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	60,794	58,283

CASH AND CASH EQUIVALENTS, END OF PERIOD	$77,477	$42,844

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months
	Ended June 30,

	2001	2000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:

Interest	$28	$4

Income taxes	$1,690	$1,424

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

Acquisition of Zapotec Software, Inc.:

Fair value of current assets acquired	$(14)

In-process research and development	(161)

Developed software and other intangibles	(1,293)

Liabilities assumed	178

Deferred revenue	40

Cash used to purchase Zapotec Software, Inc.	$(1,250)

Acquisition of NeoVista Decision Series:

Fixed assets acquired	$(5)

Developed software and other intangibles	(3,560)

Goodwill	(2,123)

Liabilities assumed	750

Cash used to purchase NeoVista Decision Series	$(4,938)

Acquisition of Intactix International, Inc.:

Fair value of current assets acquired		$(8,907)

Fixed assets acquired		(508)

In-process research and development		(200)

Developed software and other intangibles		(23,205)

Liabilities assumed		2,073

Deferred revenue		5,786

Total acquisition cost of Intactix International, Inc.		(24,961)

Cash acquired		1,823

Total cash expended to acquire Intactix International, Inc.		$(23,138)

See Notes to Condensed Consolidated Financial Statements.

JDA SOFTWARE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2. Acquisition of Zapotec Software, Inc.

     On February 5, 2001 we acquired certain assets of Zapotec Software, Inc. (“Zapotec”) for $1.2 million in cash, and assumed certain trade and other liabilities, and specific acquisition related liabilities for consulting and maintenance obligations under assumed contracts. Zapotec’s primary product, ProMax, is a software solution that enables retailers, suppliers and distributors to manage their trade allowance and promotional programs by automating the contract fulfillment, claim generation and accounts receivable process. In addition to ProMax, we acquired Zapotec’s Ad Plan application. Currently in development, Ad Plan is designed to be a vertical Web portal that will integrate advertising and promotional planning and enable collaborative budgeting, secondary research, media buying, merchandise content and trade allowance tracking within a community of resellers, suppliers, advertising agencies and media companies. The acquisition was accounted for as a purchase, and accordingly, the operating results of Zapotec have been included in our consolidated financial statements from the date of acquisition. In connection with the Zapotec transaction, we expensed $161,000 of purchased in-process research and development during the first quarter of 2001 and recorded a related tax benefit of $60,000.

     The following pro forma consolidated results of operations for the six months ended June 30, 2001 and 2000 assume the Zapotec acquisition occurred as of January 1st of each year. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

	Six Months
	Ended June 30,

	2001	2000

Total revenues	$96,538	$85,949

Net income	$5,058	$4,744

Basic earnings per share	$.21	$.20

Diluted earnings per share	$.20	$.19

3. Acquisition of NeoVista Decision Series

     On June 26, 2001 we acquired certain assets of Accrue Software, Inc. (“Accrue”) for $4.9 million in cash. The acquired assets include the NeoVista Decision Series (“Decision Series”), a comprehensive, enterprise-level data mining toolset that enables retailers to design and build applications that identify buying patterns and predictive relationships in their business activity. We previously had an OEM agreement with Accrue to jointly develop our Intellect series of advanced analytical modules that are based on the Decision Series technology. In addition to Decision Series, we acquired the RDS-Assort and RDS-Profile products, which will be marketed as the Advanced Channel Profiling and Seasonal Profiling modules of Intellect, respectively. The acquisition was accounted for as a purchase, and accordingly, the operating results of the acquired assets have been included in our consolidated financial statements from the date of acquisition. Pro forma operating results have not been presented as the effect of the acquisition is not material to our consolidated financial statements.

4. Promissory Note Receivable

     On May 8, 2001, we entered into a secured promissory note agreement with Silvon Software, Inc. (“Silvon”) under which we agreed to loan Silvon $3.5 million. We license certain applications from Silvon for use in our Retail IDEAS product. The loan is collateralized by a first priority security interest in all of Silvon’s intellectual property and a subordinated security interest in accounts receivable and all other assets. The promissory note bears interest at prime plus 1.5 percentage points, which is payable monthly. The agreement provides for periodic payments towards the principle balance through the retention of a portion of the royalties we owe Silvon from sales of the Retail IDEAS product, with any remaining accrued and unpaid interest and principle due and payable on May 8, 2004.

5. Earnings per Share

     Earnings per share for the three and six months ended June 30, 2001 and 2000 is calculated as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Net income	$3,022	$3,761	$5,176	$5,979

Shares – Basic earnings per share	24,688	24,218	24,614	24,148

Dilutive common stock equivalents	412	1,230	270	1,231

	25,100	25,448	24,884	25,379

Basic earnings per share	$.12	$.16	$.21	$.25

Diluted earnings per share	$.12	$.15	$.21	$.24

6. Restructuring and Other Charges

     During the three months ended March 31, 2001, we recorded restructuring and other charges of $749,000. The restructuring initiatives involved a workforce reduction of 32 full-time employees (“FTE”) including certain employees involved in implementation and maintenance services (16 FTE), product development activities (7 FTE), sales and marketing (7 FTE), and administrative functions (2 FTE). All workforce reductions associated with this charge were made on or before March 31, 2001. Other charges consist of the write-off of certain merger and acquisition costs related to potential acquisitions that were abandoned.

	Initial	Cash	Balance at
Description of the Charge	Reserve	Charges	June 30, 2001

Severance, benefits and related legal costs	$541	$(541)	$—

Other charges	208	(208)	—

Total	$749	$(749)	$—

7. Business Segments and Geographic Data

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Revenues:

United States	$27,634	$27,582	$55,206	$46,961

Northern Europe	8,896	7,007	17,207	15,129

Southern Europe	1,892	1,493	3,420	3,087

Asia/Pacific	5,381	6,568	11,040	13,494

Canada	2,354	2,700	5,557	3,827

Latin America	3,351	1,501	5,260	3,873

Total international	21,874	19,269	42,484	39,410

Sales and transfers among regions	(458)	(748)	(1,163)	(1,068)

Total revenues	$49,050	$46,103	$96,527	$85,303

	June 30,	December 31,
	2001	2000

Identifiable assets:

United States	$181,712	$178,533

Northern Europe	20,608	18,009

Southern Europe	5,292	3,703

Asia/Pacific	8,935	9,075

Canada	6,323	5,422

Latin America	4,613	3,730

Total international	45,771	39,939

Total identifiable assets	$227,483	$218,472

     We have organized our business segments around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry:

•	Retail Enterprise Systems are corporate level merchandise management and planning systems that gather, analyze, and distribute operational information throughout an organization to support the retail process. These systems provide inventory control, warehouse and logistics management, merchandising planning and allocation, space management, trade allowance and promotional program management, and decision support.

•	In-Store Systems provide point-of-sale, e-commerce and back office applications that enable a retailer to capture, analyze and transmit certain sales and other operational information to corporate level merchandise management systems. In-Store Systems include Store Portals which provide retailers with the ability to access enterprise information on their merchandise management systems, via the Internet, and execute associated processes to support their store operations.

•	Collaborative Solutions provide applications that enable business-to-business collaborative planning between retailers and their suppliers. Collaborative Solutions include planogramming tools that allow users to build, analyze and distribute graphical diagrams for space management, store layout planning and shelf assortment analysis.

     A summary of the revenues, operating income (loss), and depreciation attributable to each of these business segments for the three and six months ended June 30, 2001 and 2000 is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Revenues:

Retail Enterprise Systems	$39,146	$33,823	$73,554	$67,007

In-Store Systems	5,222	8,216	12,461	14,232

Collaborative Solutions	4,682	4,064	10,512	4,064

	$49,050	$46,103	$96,527	$85,303

Operating income

Retail Enterprise Systems	$9,221	$7,511	$16,498	$14,278

In-Store Systems	625	3,653	2,375	5,225

Collaborative Solutions	1,987	1,483	3,921	1,483

Other (see below)	(7,860)	(7,416)	(16,275)	(13,311)

	$3,973	$5,231	$6,516	$7,675

Depreciation

Retail Enterprise systems	$1,539	$1,603	$3,089	$3,138

In-Store systems	347	392	709	752

Collaborative Solutions	45	56	117	56

	$1,931	$2,051	$3,915	$3,946

Other:

Amortization of intangible assets	$1,830	$1,917	$3,646	$3,009

IPR&D charge	—	200	161	200

Restructuring, asset disposition and other charges	—	—	749	828

Administrative costs, bad debt expense and Other non-allocated expenses	6,030	5,299	11,719	9,274

	$7,860	$7,416	$16,275	$13,311

     The operating income shown for Retail Enterprise Systems, In-Store Systems and Collaborative Solutions includes direct expenses for software licenses, maintenance services, consulting services, sales and marketing expenses, product development expenses, as well as allocations for occupancy costs and depreciation expense. The “Other” caption includes non-allocated costs and other expenses that are not directly identified with a particular operating segment and which management does not consider in evaluating the operating income of the business segment. The improvements in operating income in the Retail Enterprise Systems and Collaborative Solutions segments during the three months ended June 30, 2001 result primarily from increased software license, maintenance services and consulting services revenues, and improved consulting service margins, offset in part by increased sales and marketing expenses. The decrease in operating income in the In-Store Systems segment results primarily from a decrease in software license revenues.

8. Stock Repurchase Program

     In October 2000, our Board of Directors authorized a repurchase of up to two million shares of our outstanding common stock. Under this repurchase program, we may periodically repurchase shares over a period of twelve months on the open market at prevailing market prices. We will make the purchase decisions based upon market conditions and other considerations. The primary purpose of the repurchase program is to increase shareholder value. Through June 30, 2001 we have repurchased 209,000 shares of our common stock for $2.3 million.

9. New Accounting Standards

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

     On July 20, 2001, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. In addition, SFAS No. 141 contains transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach that requires us to test goodwill for impairment on an annual or interim basis if an event occurs or circumstances change that could indicate that its value has been diminished or impaired. SFAS No. 142 also requires that amortization of goodwill recorded in past business combinations cease effective December 31, 2001 and that any goodwill resulting from acquisitions completed after June 30, 2001 not be amortized. We believe the adoption of SFAS Nos. 141 and 142 may have a significant impact on the way we account for future acquisitions. We recorded goodwill amortization of $1.4 million during the six months ended June 30, 2001.

10. Reclassifications

     Certain reclassifications have been made to the June 30, 2000 financial statements to conform to the June 30, 2001 presentation.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     This Quarterly Report on Form 10-Q contains forward-looking statements reflecting management’s current forecast of certain aspects of our future. It is based on current information that we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, numbers of personnel, strategic relationships with third parties, and strategy. The forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate” or other words that convey uncertainty of future events or outcomes. In particular, we provide our outlook for total revenues, software license revenues, maintenance service revenues, consulting services revenues, consulting services margins, product development expense, sales and marketing expense, general and administrative expense, amortization of intangibles and effective tax rates, in each case either for the remainder of 2001 or for the quarter ending September 30, 2001. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Quarterly Report on Form 10-Q, which you should read carefully. We would particularly refer you to the section under the heading “Certain Risks” for an extended discussion of the risks confronting our business. The forward-looking statements in this Quarterly Report on Form 10-Q should be considered in the context of these risk factors.

Overview

     We provide sophisticated software solutions to the retail industry and its suppliers. Our solutions enable our customers to collect, manage, organize and analyze information throughout their retail enterprise, and to interact with suppliers and customers over the Internet at multiple levels within their organizations. We generally offer maintenance services to our software customers and include maintenance services revenues, together with software license revenues, in our reported “Product Revenues.” We enhance and support our software business by offering retail specific services that are designed to enable our clients to rapidly achieve the benefits or our solutions. These services include project management, system planning, design and implementation, custom configurations, and training services. Demand for our implementation services is driven by, and often trails, sales of our software products. Consulting services revenues are generally more predictable but generate lower gross margins than software license or maintenance services revenues.

Significant Trends and Developments in Our Business

     Economic Conditions in the Retail Industry. During recent quarters, beginning in the second half of 2000 and continuing through the quarter ended June 30, 2001, we have been, and remain, concerned about the consolidations within the retail industry, weakening economic conditions and the disappointing operating results of retailers in certain of our geographic regions that have impacted the length and predictability of our sales cycles. We have nevertheless observed retailers continuing to pursue information technology initiatives, and we do not anticipate that we will experience the same significant fall off in software license revenues in the second half of 2001 that we experienced last year after we reported a strong second quarter.

     The current economic slowdown has impacted sales of our In-Store Systems because, we believe, retailers may be reluctant to make the substantial infrastructure investment that generally accompanies the implementation of new store systems. If adverse conditions persist for an extended period of time, they could negatively impact the industry, our customers’ ability to pay for our products and services, and lead to an increased number of bankruptcy filings. Such consolidation and weakening economic conditions have in the past, and may in the future, negatively impact our revenues, elongate our selling cycles, reduce the demand for our products and negatively impact our business, operating results and financial condition.

     Business Segments. We have organized our business segments around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry. We believe this organization will support our growth plans, address the new vertical market opportunities resulting from the Intactix acquisition, and accelerate our presence in the business-to-business Internet market:

•	Retail Enterprise Systems are corporate level merchandise management and planning systems that gather, analyze, and distribute operational information throughout an organization to support the retail process.

•	In-Store Systems provide point-of-sale, e-commerce and back office applications that enable a retailer to capture, analyze and transmit certain sales and other operational information to the corporate level merchandise management systems.

•	Collaborative Solutions provide applications that enable business-to-business collaborative planning between retailers and their suppliers.

     New Products and Expanded Markets. We invested $21.8 million in the six months ended June 30, 2001, and over $143.1 million from 1998 to 2000 in new product development and the acquisition of complementary products while remaining profitable and cash flow positive from operations. We released enhanced versions of our core software products during 2000 and introduced new value-added client server applications such as Store Portals and Affinity. In addition, the acquisitions of Arthur Retail, Intactix, Zapotec and NeoVista have expanded our product offerings and provided us with collaborative applications that address new vertical market opportunities with the manufacturers and wholesalers who supply our traditional retail customers. The Collaborative Solutions business segment, which includes sales of software license and services to customers outside our historical retail market, provided 11% of our total revenues for the six months ended June 30, 2001. Although we continue to focus on mid-tier retailers, we have recently experienced increased sales activity with tier-one customers that we expect to contribute to revenue in future quarters. We believe our strategy of an expanded product portfolio has been a key element in attracting tier-one customers and has resulted in a steady pattern of new customers licensing multiple products as well as enhanced back-selling opportunities in our install base. Revenues from our IBM iSeries-based products continued to decrease in the second quarter of 2001 as a result of the increasing popularity of client server-based solutions.

     Impact of the Intactix Acquisition on Product Revenues. Our product revenues, which consist of software licenses and maintenance services, increased $3.3 million, or 7% in the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The improvement in product revenues between the comparable periods includes $4.6 million and $3.1 million in software license and maintenance services revenues, respectively, from the Intactix product line that was acquired in April 2000. In addition to expanding our vertical market opportunities and product footprint, analytic products such as the Intactix Space Management Solutions appear to be less affected by the economic slowdown as they can enable our customers to better retain and develop their customer base and may provide a quicker return on investment than products in other categories.

     Improved Consulting Services Results and Decreased Implementation Times. Consulting services revenues increased $7.9 million, or 21% in the six months ended June 30, 2001 compared to the six months ended June 30, 2000 primarily as a result of the increase in sales of new software licenses we experienced throughout 2000. Consulting services revenues typically lag software revenues by as much as one year. However, we also believe the average implementation times for our software products have declined due to increased training and expertise in our consulting organization, ongoing investments in product development that has increased the functionality in the new releases of our base products, improved integration among products in the JDA Portfolio of products, and increased product stability and scalability as our newer products mature. Thus, future consulting services revenue increases may be less than software license revenue increases. Consulting services margins improved from 17% to 26% between the comparable six-month periods as a result of improved utilization rates and the realignment of resources within the consulting services organization to reflect changes in product and geographic demands

     Balanced mix between domestic and international business. We have a well-established global presence that has historically resulted in a nearly 50:50 mix between our domestic and international revenues. We believe our investment in international markets provides expanded growth opportunities as well as some protection against economic slowdowns that may occur from time to time in specific geographic regions.

     Improved Gross Profit and Strong Financial Position. Our gross profit was $56.0 million, or 58% of total revenues for the six months ended June 30, 2001 compared to $48.1 million, or 56% for the six months ended June 30, 2000. This improvement results primarily from increases in maintenance and consulting services revenues of

40% and 21%, respectively between the comparable six-month periods. In addition, consulting services margins increased from 17% to 26% between the comparable six-month periods as a result of improved utilization rates and the realignment of resources within the consulting services organization to reflect changes in product and geographic demands. We generated $16.4 million in positive cash flow from operations during the six months ended June 30, 2001 and we continue to maintain a strong financial position with $82.5 million in cash, cash equivalents and marketable securities, and no debt.

     Acquisition of NeoVista Decision Series. On June 26, 2001 we acquired certain assets of Accrue Software, Inc. (“Accrue”) for $4.9 million in cash. The acquired assets include the NeoVista Decision Series (“Decision Series”), a comprehensive, enterprise-level data mining toolset that enables retailers to design and build applications that identify buying patterns and predictive relationships in their business activity. We previously had an OEM agreement with Accrue to jointly develop our Intellect series of advanced analytical modules that are based on the Decision Series technology. In addition to Decision Series, we acquired the RDS-Assort and RDS-Profile products that will be marketed as the Advanced Channel Profiling and Seasonal Profiling modules of Intellect, respectively. We believe these applications provide a high return on investment for existing and potential customers and that having ownership of the intellectual property will enable us to accelerate delivery of future Intellect modules.

     New Accounting Pronouncements. On July 20, 2001, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. In addition, SFAS No. 141 contains transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach that requires us to test goodwill for impairment on an annual or interim basis if an event occurs or circumstances change that could indicate that its value has been diminished or impaired. SFAS No. 142 also requires that amortization of goodwill recorded in past business combinations cease effective December 31, 2001 and that any goodwill resulting from acquisitions completed after June 30, 2001 not be amortized. We believe the adoption of SFAS Nos. 141 and 142 may have a significant impact on the way we account for future acquisitions. We recorded goodwill amortization of $1.4 million during the six months ended June 30, 2001.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Revenues

     Total revenues for the three months ended June 30, 2001 were $49.1 million, an increase of 6% over the $46.1 million reported in the three months ended June 30, 2000. Revenues consist of product revenues (software licenses and maintenance services) and consulting services revenues which represented 53% and 47%, respectively, of total revenues during the three months ended June 30, 2001, as compared with 57% and 43%, respectively during the three months ended June 30, 2000. We currently expect total revenues to be in the range of $47.0 million to $49.0 million for third quarter 2001.

     Product Revenues

     Software Licenses. Software license revenues for three months ended June 30, 2001 were $16.7 million, a decrease of 10% from the $18.6 million reported in the three months ended June 30, 2000. Software license revenues represented 34% of total revenues for three months ended June 30, 2001 compared to 40% in the comparable quarter of 2000. Software license revenues from In-Store Systems decreased 82% in the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000, offset in part by an increase in our corporate level merchandising management and planning applications. The current economic slowdown has impacted sales of our In-Store Systems because, we believe, retailers may be reluctant to make the substantial infrastructure investment that generally accompanies the implementation of new store systems. Domestic software license revenues for the three months ended June 30, 2001 decreased 19% from the comparable quarter of 2000 primarily due to lower sales of In-Store Systems. International software license revenues increased 5% between the comparable quarters as a result of increases in sales of Retail Enterprise Systems in the Northern Europe and Latin America regions, offset in part by decreases resulting from delayed purchasing decisions in the Asia/Pacific and Canadian regions. We remain concerned about the consolidations within the retail industry, weakening economic conditions and the disappointing operating results of retailers in certain of our geographic regions that have impacted the length and predictability of our sales cycles. We currently expect software license revenues for third quarter 2001 and year 2001 to be in the range of $15.5 million to $16.5 million, and $65.0 million to $70.0 million, respectively. Our expected results are sensitive to economic conditions, however, and continued deterioration in global economic conditions or conditions in the retail industry could materially adversely affect our anticipated results.

     Maintenance Services. Maintenance services revenues for the three months ended June 30, 2001 were $9.1 million, an increase of 18% over the $7.8 million reported in the three months ended June 30, 2000. The increase results primarily from an increased software license install base in all of our product lines. Maintenance services revenues represented 19% of total revenues in the three months ended June 30, 2001 compared to 17% in the comparable quarter of 2000. We currently expect an annual increase in maintenance services revenues of 20% to 25% during 2001.

     Consulting Services. Consulting services revenues for the three months ended June 30, 2001 were $23.2 million, an increase of 18% from the $19.7 million reported in three months ended June 30, 2000. Consulting services revenues represented 47% of total revenues in the three months ended June 30, 2001 compared to 43% in the comparable quarter of 2000. This increase results from the increase in new software license sales we generated during 2000 together with an increase in our average billing rates between the comparable quarters. Consulting services revenues typically lag software license revenues by as much as one year. We currently expect only a modest annual growth of 10% to 15% in our consulting services revenues during 2001, primarily as a result of the reduced implementation time frames that our products now require, and due in part to the economic uncertainty we believe will be present in our markets during the remainder of 2001. We believe that our software products have become easier and less expensive to install as a direct result of the investments we have made over the past two years to improve their stability, scalability, integration and ease of installation.

Business Segment Revenues

     Total revenues in our Retail Enterprise Systems business segment increased 16% to $39.1 million in the three months ended June 30, 2001 from $33.8 million in the three months ended June 30, 2000. Software license revenues in our Retail Enterprise Systems business segment increased 12% in the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The increase in software license revenues is due primarily to increased sales of ODBMS, the Arthur Suite, and Intactix products to retail customers, offset in part by decreased sales of MMS and Retail IDEAS. Although we are concerned that the Retail Enterprise Systems business segment is susceptible to the current economic slowdown, we have observed retailers continuing to pursue information technology initiatives. Maintenance services revenues for Retail Enterprise Systems increased 15% in the second quarter of 2001 compared to 2000 as a result of our increased software license install base. Consulting services revenues in this segment increased 19% in the second quarter of 2001 compared to 2000 as a result of the increased sales of new software licenses during 2000 and an increase in average billing rates.

     Total revenues in our In-Store Systems business segment decreased 36% to $5.2 million in the three months ended June 30, 2001 from $8.2 million in the three months ended June 30, 2000. The decrease includes an 82% decrease in software license revenues in the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The current economic slowdown has impacted sales of our In-Store Systems because, we believe, retailers may be reluctant to make the substantial infrastructure investment that generally accompanies the implementation of new store systems. Maintenance services revenues for In-Store Systems increased 36% in the second quarter of 2001 compared to 2000 as a result of our increased software license install base. Consulting services revenues in this segment increased 14% in the second quarter of 2001 compared to 2000 as a result of the increased sales of new software licenses we experienced during 2000.

     Total revenues in our Collaborative Solutions business segment increased 15% to $4.7 million in the three months ended June 30, 2001 from $4.1 million in the three months ended June 30, 2000. Collaborative Solutions revenues, which consist primarily of revenues from sales of Intactix software licenses and related services to retail suppliers, represented 10% of total revenues for the three months ended June 30, 2001 as compared to 9% for the three months ended June 30, 2000.

Geographic Revenues

     Total revenues in the United States were $27.6 million for the three months ended June 30, 2001, which is flat compared to total revenues reported for the three months ended June 30, 2000. Domestic maintenance and consulting services revenues increased in the second quarter of 2001 compared to 2000 in all business segments except In-Store Systems, which was offset by a decrease in In-Store Systems software license revenues.

     Total revenues in Northern Europe increased 27% to $8.9 million in the three months ended June 30, 2001 from $7.0 million in the three months ended June 30, 2000. The increase results primarily from increased software license sales of Retail Enterprise Systems between the comparable quarters. Maintenance services revenues increased in all business segments between the comparable quarters and consulting services revenues were flat quarter-over-quarter.

     Total revenues in Southern Europe increased 27% to $1.9 million in the three months ended June 30, 2001 from $1.5 million in the three months ended June 30, 2000. The increase results primarily from an increase in sales of Retail Enterprise Systems software licenses and related consulting services revenues between the comparable quarters.

     Total revenues in Asia/Pacific decreased 18% to $5.4 million in the three months ended June 30, 2001 from $6.6 million in the three months ended June 30, 2000. The decrease results primarily from a decrease in software license sales in all business segments and countries in the region due in part to deferred purchasing decisions, offset in part by increased consulting and maintenance services revenues related to ongoing Retail Enterprise Systems implementations in Japan and Australia.

     Total revenues in Canada decreased 13% to $2.4 million in the three months ended June 30, 2001 from $2.7 million in the three months ended June 30, 2000. The decrease results primarily from a decrease in Retail Enterprise Systems and In-Store System software license revenues, offset in part by increased consulting and maintenance services revenues in all business segments except Collaborative Solutions.

     Total revenues in Latin America increased 123% to $3.4 million in the three months ended June 30, 2001 from $1.5 million in the three months ended June 30, 2000. The increase results primarily from an increase in software license revenues in all business segments.

Cost of Product Revenues

     Cost of Software Licenses. Cost of software licenses was $739,000 for the three months ended June 30, 2001 as compared to $807,000 in the three months ended June 30, 2000. The decrease results from fewer software products sold in the three months ended June 30, 2001 that incorporate functionality from third party software providers and require the payment of royalties. Cost of software licenses represented 4% of software license revenues in each of the three months ended June 30, 2001 and 2000.

     Cost of Maintenance Services. Cost of maintenance services increased 20% to $2.5 million in the three months ended June 30, 2001 from $2.1 million in the three months ended June 30, 2000. Our support headcount increased 15% between the comparable quarters to support our growing client base and as of June 30, 2001 there were 93 individuals in our customer support group.

Cost of Consulting Services

     Cost of consulting services increased 5% to $16.8 million in the three months ended June 30, 2001 from $16.1 million in the three months ended June 30, 2000. We added 9 full-time employees to our consulting services organization in the second quarter of 2001 compared to 2000 and as of June 30, 2001 there were 552 individuals in this function. The additional full-time employees were added in order to support the increased demand for consulting services resulting from the increased sales of new software licenses we experienced during 2000.

Gross Profit

     Gross profit for the three months ended June 30, 2001 was $29.0 million, an increase of 7% over the $27.1 million reported in the three months ended June 30, 2000. This increase results from higher consulting margins and a $1.4 million increase in maintenance services revenues between the comparable quarters, offset in part by the $1.9 million decrease in software license revenues. Gross profit, as a percentage of total revenues, was 59% in each of the three months ended June 30, 2001 and 2000. Consulting services margins increased from 18% to 27% in the second quarter of 2001 compared to 2000 as a result of improved utilization rates due to the realignment of resources within the consulting services organization to reflect changes in-product and geographic demands, and an increase in our average billing rates. We currently expect consulting services margins to remain in the range of 24% to 26% in the second half of 2001.

Operating Expenses

     Product Development. Product development expenses for the three months ended June 30, 2001 were $7.8 million, an 11% increase over the $7.0 million reported in the three months ended June 30, 2000. Product development expense as a percentage of total revenues was 16% in the three months ended June 30, 2001 compared to 15% in the three months ended June 30, 2000. We added 21 additional full-time employees in our product development organization in the second quarter of 2001 compared to 2000 and as of June 30, 2001 there were 256 individuals in this function. The increase in full-time employees is primarily related to the acquisitions of Intactix in April 2000, Zapotec in February 2001, and NeoVista in June 2001. We believe development of our software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized. We currently intend to hold quarterly product development expenses in the range of 15% to 16% of total revenues for the remainder of 2001. We believe that with the current breadth of our product suite, we can continue to effectively develop and market new value-added products with our existing capacity, absent further product acquisitions.

     Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 2001 were $9.3 million, a 25% increase over the $7.4 million reported in the three months ended June 30, 2000. Sales and marketing expense as a percentage of total revenues was 19% in the three months ended June 30, 2001 compared to 16% in the three months ended June 30, 2000. The increase in sales and marketing expenses results primarily from a 14% increase in quota carrying sales representatives in the second quarter of 2001 compared to 2000, higher commissions as a percentage of software license revenues, and higher average travel costs. We currently intend to hold quarterly sales and marketing expenses in the range of 18% to 19% of total revenues for the remainder of 2001.

     General and Administrative. General and administrative expenses for the three months ended June 30, 2001 were $6.0 million, a 14% increase over the $5.3 million reported in the three months ended June 30, 2000. The increase in general and administrative expense results primarily from additional full-time employees and outside contractors involved in the development and maintenance of our internal information systems, and higher bad debt costs. General and administrative expense, as a percentage of total revenues, was 12% in each of the three months ended June 30 2001 and 2000. We currently intend to hold general and administrative expenses in the range of 12% to 13% of total revenues for the remainder of 2001.

     Amortization of Intangibles. Amortization of intangibles for the three months ended June 30, 2001 was $1.8 million, a 5% decrease from the $1.9 million reported in the three months ended June 30, 2000. The decrease in amortization results from an adjustment of amortization on intangibles recorded in connection with the acquisition of Intactix in April 2000 and the completion of the amortization period on certain intangibles recorded in connection with the acquisition of Arthur in June 1998.

     Purchased In-process Research and Development. We expensed $200,000 of purchased in-process research and development in the three months ended June 30, 2000, and recorded a related tax benefit of $78,000 in connection with the acquisition of Intactix in April 2000.

Operating Income

     Operating income in our Retail Enterprise Systems business segment increased 23% to $9.2 million in the three months ended June 30, 2001 from $7.5 million in the three months ended June 30, 2000. The increase results primarily from increases in software license sales, maintenance and consulting services revenues, offset in part by an increase in sales and marketing expense.

     Operating income in our In-Store Systems business segment decreased 83% to $625,000 in the three months ended June 30, 2001 from $3.7 million in the three months ended June 30, 2000. The decrease results primarily from the 82% decrease in software license sales, which have gross margins ranging from 95% to 100%, offset in part by increased maintenance and consulting services revenues.

     Operating income in our Collaborative Solutions business segment increased 34% to $2.0 million in the three months ended June 30, 2001 from $1.5 million in the three months ended June 30, 2000. The increase results primarily from increases in software license sales, maintenance and consulting services revenues, offset in part by increases in product development and sales and marketing expense.

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

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Revenues

     Total revenues for the six months ended June 30, 2001 were $96.5 million, an increase of 13% over the $85.3 million reported in the six months ended June 30, 2000. Revenues consist of product revenues (software licenses and maintenance services) and consulting services revenues which represented 52% and 48%, respectively, of total revenues during the six months ended June 30, 2001, as compared with 55% and 45%, respectively during the six months ended June 30, 2000.

     Product Revenues

     Software Licenses. Software license revenues for the six months ended June 30, 2001 were $32.3 million, a decrease of 5% from the $34.1 million reported in the six months ended June 30, 2000. Software license revenues represented 33% of total revenues for the six months ended June 30, 2001 compared to 40% in the comparable six-month period of 2000. Software license revenues decreased between the comparable periods in all business segments lines except Collaborative Solutions. The current economic slowdown has impacted sales of our corporate level merchandise management and planning systems during the six months ended June 30, 2001, and sales of our In-Store Systems have been impacted because, we believe, retailers may be reluctant to make the substantial infrastructure investment that generally accompanies the implementation of new store systems. Analytic products such as Intactix Space Management Solutions appear to be less affected by the economic slowdown as they can enable our customers to better retain and develop their customer base and may provide a quicker return on investment than products in other categories. Domestic software license revenues for the six months ended June 30, 2001 increased 10% from the comparable six-month period of 2000. International software license revenues decreased 21% in the first half of 2001 compared to 2000, primarily due to a decrease in software license sales in all business segments and countries within the Asia Pacific region.

     Maintenance Services. Maintenance services revenues for the six months ended June 30, 2001 were $18.1 million, an increase of 40% over the $12.9 million reported in the six months ended June 30, 2000. The increase results primarily from an increased software license install base in all of our product lines and the acquisition of Intactix in April 2000 which represented $3.2 million of the total increase. Maintenance services revenues represented 19% of total revenues in the six months ended June 30, 2001 compared to 15% in the comparable six-month period of 2000.

     Consulting Services. Consulting services revenues for the six months ended June 30, 2001 were $46.2 million, an increase of 21% from the $38.3 million reported in six months ended June 30, 2000. Consulting services revenues represented 48% of total revenues in the six months ended June 30, 2001 compared to 45% in the comparable six-month period of 2000. This increase results primarily from increased sales of software licenses during 2000. Consulting services revenues typically lag software license revenues by as much as one year.

Business Segment Revenues

     Total revenues in our Retail Enterprise Systems business segment increased 10% to $73.6 million in the six months ended June 30, 2001 from $67.0 million in the six months ended June 30, 2000. Software license revenues in our Retail Enterprise Systems business segment decreased 6% in the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Software license revenues decreased in all product categories except for sales of Intactix products to retail customers. Maintenance services revenues for Retail Enterprise Systems increased 24% in the first half of 2001 compared to 2000 as a result of our increased software license install base and the acquisition of Intactix in April 2000. Consulting services revenues in this segment increased 18% between the comparable six-month periods as a result of the increased sales of software licenses during 2000 and an increase in average billing rates.

     Total revenues in our In-Store Systems business segment decreased 12% to $12.5 million in the six months ended June 30, 2001 from $14.2 million in the six months ended June 30, 2000. The decrease includes a 50% decrease in software license revenues in the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Maintenance services revenues for In-Store Systems increased 28% in the first half of 2001 compared to 2000 as a result of our increased software license install base. Consulting services revenues in this segment increased 22% in the first half of 2001 compared to 2000 as a result of the increased sales of software licenses we experienced during 2000.

     Total revenues in our Collaborative Solutions business segment increased 159% to $10.5 million in the six months ended June 30, 2001 from $4.1 million in the six months ended June 30, 2000. The increase in total revenues results primarily from incremental sales of software licenses, maintenance and consulting services related to the Intactix product line that was acquired in April 2000.

Geographic Revenues

     Total revenues in the United States increased 18% to $55.2 million in the six months ended June 30, 2001 from $47.0 million in the six months ended June 30, 2000. The increase results primarily from increased software license, maintenance services and consulting services revenues from the Retail Enterprise Systems and Collaborative Solutions business segments, offset in part by a decrease in software licenses in the In-Store Systems business segment.

     Total revenues in Northern Europe increased 14% to $17.2 million in the six months ended June 30, 2001 from $15.1 million in the six months ended June 30, 2000. The increase results primarily from increased software license sales and maintenance services revenues in all business segments. Consulting services revenues decreased in the In-Store Systems business segment and were flat in all other business segments.

     Total revenues in Southern Europe increased 11% to $3.4 million in the six months ended June 30, 2001 from $3.1 million in the six months ended June 30, 2000. The increase results primarily from increased sales of software licenses and related maintenance services and consulting services revenues in all product categories except the Arthur Suite.

     Total revenues in Asia/Pacific decreased 18% to $11.0 million in the six months ended June 30, 2001 from $13.5 million in the six months ended June 30, 2000. The decrease results primarily from a decrease in software license sales in all business segments and countries in the region, offset in part by increased maintenance and consulting services revenues related to ongoing Retail Enterprise Systems implementations in Japan and Australia.

     Total revenues in Canada increased 45% to $5.6 million in the six months ended June 30, 2001 from $3.8 million in the six months ended June 30, 2000. The increase results primarily from an increase in software license sales and related maintenance services and consulting services revenues from the Retail Enterprise Systems business unit, offset in part by a decrease in software license revenues from the In-Store Systems business segment.

     Total revenues in Latin America increased 36% to $5.3 million in the six months ended June 30, 2001 from $3.9 million in the six months ended June 30, 2000. The increase results primarily from an increase in consulting services revenues from ongoing Retail Enterprise Systems implementations.

Cost of Product Revenues

     Cost of Software Licenses. Cost of software licenses was $1.4 million for the six months ended June 30, 2001 as compared to $1.7 million in the six months ended June 30, 2000. The decrease results from fewer software products sold in the six months ended June 30, 2001 that incorporate functionality from third party software providers and require the payment of royalties. Cost of software licenses represented 4% and 5% of software license revenues in the six months ended June 30, 2001 and 2000, respectively.

     Cost of Maintenance Services. Cost of maintenance services increased 25% to $4.8 million in the six months ended June 30, 2001 from $3.9 million in the six months ended June 30, 2000. We added headcount in the customer support function during the six-month period of 2001 to support our growing installed client base.

Cost of Consulting Services

     Cost of consulting services increased 8% to $34.3 million in the six months ended June 30, 2001 from $31.6 million in the six months ended June 30, 2000. We added additional full-time employees to our consulting services group in the first half of 2001 compared to 2000 to support the increased demand for consulting services resulting from increased sales of new software licenses during 2000. In addition, we incurred higher costs for outside contractors in the Asia/Pacific region during the six months ended June 30, 2001, and higher travel and training costs.

Gross Profit

     Gross profit for the six months ended June 30, 2001 was $56.0 million, an increase of 16% over the $48.1 million reported in the six months ended June 30, 2000. This increase results from higher consulting margins and a $5.2 million increase in maintenance services revenues, offset in part by a $1.9 million decrease in software license revenues. Gross profit, as a percentage of total revenues, increased to 58% in the six months ended June 30, 2001 from 56% in the six months ended June 30, 2000. Consulting services margins increased from 17% to 26% in the first half of 2001 compared to 2000 as a result of improved utilization rates due to the realignment of resources within the consulting services organization to reflect changes in product and geographic demands, and an increase in average billing rates.

Operating Expenses

     Product Development. Product development expenses for the six months ended June 30, 2001 were $15.7 million, a 19% increase over the $13.2 million reported in the six months ended June 30, 2000. Product development expense as a percentage of total revenues was 16% in the six months ended June 30, 2001 compared to 15% in the six months ended June 30, 2000. The increase in product development expense results primarily from the acquisitions of Intactix in April 2000 and Zapotec in February 2001.

     Sales and Marketing. Sales and marketing expenses for the six months ended June 30, 2001 were $17.6 million, a 26% increase over the $13.9 million reported in the six months ended June 30, 2000. Sales and marketing expense as a percentage of total revenues was 18% in the six months ended June 30, 2001 compared to 16% in the six months ended June 30, 2000. The increase in sales and marketing expenses results primarily from a 14%

increase in quota carrying sales representatives, higher commissions as a percentage of software license revenues, and higher average travel costs.

     General and Administrative. General and administrative expenses for the six months ended June 30, 2001 were $11.7 million, a 26% increase over the $9.3 million reported in the six months ended June 30, 2000. The increase in general and administrative expense results primarily from additional full-time employees and outside contractors involved in the development and maintenance of our internal information systems, and higher bad debt costs. General and administrative expense, as a percentage of total revenues, was 12% in the six months ended June 30 2001 compared to 11% in the six month ended June 30, 2000.

     Amortization of Intangibles. Amortization of intangibles for the six months ended June 30, 2001 was $3.6 million, a 21% increase from the $3.0 million reported in the six months ended June 30, 2000. The results for the six months ended June 30, 2001 include an additional quarter of amortization related to goodwill and other intangibles recorded in connection with the acquisition of Intactix in April 2000 and amortization related to the acquisition of Zapotec in February 2001.

     Purchased In-process Research and Development. We expensed $161,000 of purchased in-process research and development in the first quarter of 2001, and recorded a related tax benefit of $60,000 in connection with the acquisition of Zapotec in February 2001. We expensed $200,000 of purchased in-process research and development in the second quarter of 2000, and recorded a related tax benefit of $78,000 in connection with the acquisition of Intactix in April 2000.

     Restructuring, Asset Disposition and Other Charges. We recorded restructuring and other charges of $749,000 during the first quarter of 2001. The restructuring initiatives involved a workforce reduction of 32 full-time employees in certain implementation service groups, product development activities, sales and marketing, and administrative functions in the United States, Europe, Canada, and Latin America. All workforce reductions associated with this charge were made on or before March 31, 2001. Other charges consist of the write-off of certain merger and acquisition costs related to potential acquisitions that were abandoned. A similar restructuring and asset disposition charge of $828,000 was recorded during the first quarter of 2000. This restructuring initiative involved a workforce reduction of 65 full-time employees in certain implementation service groups and administrative functions in the United States, Europe and Canada. We believe this reduction helped stabilize service margins, optimized our labor resources in these geographic regions, and freed up funds for investment in staff that support higher growth product lines, including the Arthur Suite and our e-commerce initiatives. All workforce reductions associated with this charge were made on or before March 31, 2000.

Operating Income (Loss)

     Operating income in our Retail Enterprise Systems business segment increased 16% to $16.5 million in the six months ended June 30, 2001 from $14.3 million in the six months ended June 30, 2000. The increase results primarily from increases in maintenance and consulting services revenues, offset in part by a decrease in software license revenues and an increase in sales and marketing expense.

     Operating income in our In-Store Systems business segment decreased 55% to $2.4 million in the six months ended June 30, 2001 from $5.2 million in the six months ended June 30, 2000. The decrease results primarily from a 50% decrease in software license sales and an increase in product development expense for the Store Portals applications, offset in part by increased maintenance and consulting services revenues.

     Operating income in our Collaborative Solutions business segment increased 164% to $3.9 million in the six months ended June 30, 2001 from $1.5 million in the six months ended June 30, 2000. The Collaborative Solutions business segment did not exist prior to the second quarter of 2000 and the increase in operating income in the first half of 2001 compared to 2000 results primarily from incremental sales of software licenses, maintenance and consulting services related to the Intactix product line that was acquired in April 2000. The acquisition of the Intactix product line provided us with an additional client base of 2,500 manufacturers and wholesalers and a new market for business-to-business collaborative planning between the retailers and their suppliers.

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

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through cash generated from operations and public sales of equity securities. We had working capital of $113.1 million at June 30, 2001 compared with $112.8 million at December 31, 2000. Cash and marketable securities at June 30, 2001 were $82.5 million, an increase of $5.9 million from the $76.6 million reported at December 31, 2000.

     Operating activities provided cash of $16.4 million and $5.9 million in the six months ended June 30, 2001 and 2000, respectively. Cash provided from operating activities in the six months ended June 30, 2001 resulted primarily from net income of $5.2 million, $7.6 million of depreciation and amortization, $1.7 million in provision for doubtful accounts and a $1.6 million increase in deferred revenue. Cash provided from operating activities in the six months ended June 30, 2000 resulted primarily from net income of $6.0 million, $7.0 million of depreciation and amortization, $1.2 million in provision for doubtful accounts and a $3.4 million increase in accrued expenses and other liabilities, offset in part by a $12.4 million increase in accounts receivable. We had net receivables of $52.5 million, or 96 days sales outstanding (“DSOs”) at June 30, 2001 compared to $54.4 million, or 114 DSOs at December 31, 2000, and $49.1 million, or 96 DSOs at June 30, 2000. The conversion of our operations to a new time and billing system over the last six months of 2000 resulted in some disruption to our normal billing and collections cycles. Our DSOs declined in the six months ended June 30, 2001 as the billing system implementation has been completed and we have been able to refocus our collection efforts. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including seasonality, shifts in customer buying patterns, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.

     Investing activities utilized cash of $1.6 million and $23.7 million in the six months ended June 30, 2001 and 2000, respectively. Cash utilized by investing activities in the six months ended June 30, 2001 includes the net maturity of $10.8 million of marketable securities, offset by $3.2 million in capital expenditures, the issuance of a $3.5 million promissory note receivable, and $6.2 million in cash payments for the acquisitions of Zapotec Software, Inc. and the NeoVista Decision Series. Cash utilized by investing activities in the six months ended June 30, 2000 includes the net maturity of $1.7 million of marketable securities, offset by $2.8 million in capital expenditures and $23.1 million in net cash payments for the acquisition of Intactix.

     Financing activities provided cash of $2.7 million in each of the six months ended June 30, 2001 and 2000. The activity in both periods includes proceeds from the issuance of common stock and related tax benefits under our stock option and employee stock purchase plans. In addition, the activity for the six months ended June 30, 2001 includes the repurchase of 46,500 shares of our outstanding stock for $511,000 under our stock repurchase program. Under the repurchase program, we may periodically repurchase up to two million shares over a period of twelve months on the open market at prevailing market prices. We have repurchased 209,000 shares since the inception of the program. We will make the purchase decisions based upon market conditions and other considerations.

     Changes in the currency exchange rates of our foreign operations had the effect of reducing cash by $752,000 and $421,000 in the six months ended June 30, 2001 and 2000, respectively. We did not enter into any foreign exchange contracts or engage in similar hedging strategies during the six months ended June 30, 2001 and 2000.

     We believe there are opportunities to grow our business through the acquisition of complementary or synergistic companies, products and technologies. We look for acquisitions that can be readily integrated and accretive to earnings, although we may pursue non-accretive acquisitions that appear strategically important. We believe the general size of cash acquisitions we would currently consider to be in the $5 million to $50 million range. On February 5, 2001, we acquired certain assets of Zapotec Software, Inc. for $1.2 million in cash, and assumed certain trade and other liabilities and specific acquisition related liabilities for consulting and maintenance obligations under assumed contracts. On June 26, 2001, we acquired certain assets of Accrue Software, Inc., including the NeoVista Decision Series, for $4.9 million in cash. Both acquisitions were accounted for as purchases, and accordingly, the operating results of each have been included in our consolidated financial statements from the date of closing. Any material acquisition could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid. In addition, any material acquisitions of complementary or synergistic companies, products or technologies could require that we obtain additional equity or debt financing.

     We believe that our cash and cash equivalents, investments in marketable securities, and funds generated from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months.

Euro Currency

     In January 1999, a new currency called the ECU or the “Euro” was introduced in participating European Economic and Monetary Union (“EMU”) countries. Through December 31, 2001 participating EMU countries will be conducting business in both their existing national currency and the Euro. Beginning January 1, 2002, all participating EMU countries are expected to be operating with the Euro as their single currency. As a result, companies operating in or conducting business in these EMU member countries will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro. We currently offer certain software products that are designed to be Euro-currency enabled, and we believe these products can be modified to accommodate any change to Euro currency requirements. We have also provided warranties in various European contracts that certain of our products will meet some or all Euro currency requirements. There can be no assurance, however, that our products will contain all the necessary changes or meet all the Euro currency requirements. If our software products do not meet all the Euro currency requirements, our business, operating results, and financial condition would be materially adversely impacted.

Certain Risks

     Our Operating Results May Fluctuate Significantly Which Could Adversely Affect the Price of Our Stock. Our quarterly operating results have varied and are expected to continue to vary in the future. If our quarterly operating results fail to meet management’s projections or analysts’ expectations, the price of our stock could decline. Many factors may cause these fluctuations, including:

•	demand for our software products and services, including the size and timing of individual contracts and our ability to recognize revenue currently with respect to contracts signed in the quarter, particularly with respect to our significant customers;

•	changes in the length of our sales cycle;

•	competitive pricing pressures;

•	customer order deferrals resulting from the anticipation of new products, economic uncertainty, disappointing operating results by the customer, or otherwise;

•	the timing of new software product introductions and enhancements to our software products or those of our competitors, and market acceptance of our new software products;

•	changes in our operating expenses;

•	changes in the mix of domestic and international revenues, or expansion or contraction of international operations;

•	our ability to complete fixed price consulting contracts within budget;

•	employee hiring and retention;

•	foreign currency exchange rate fluctuations;

•	integration issues association with newly acquired businesses;

•	lower-than-anticipated utilization in our consulting services group as a result of reduced levels of software sales, reduced implementation times for our products, or other reasons; and

•	general industry and economic conditions that could negatively impact the industry, our customers’ ability to pay for our products and services and which could potentially lead to an increased number of bankruptcy filings and/or bad debt charges.

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

     We Are Dependent Upon the Retail Industry. Historically, we have derived 89% or more of our revenues from the license of software products and the performance of related services to the retail industry. Our future growth is critically dependent on increased sales to the retail industry. The success of our customers is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, we believe that the license of our software products generally involves a large capital expenditure, which is often accompanied by large-scale hardware purchases or commitments. As a result, demand for our products and services could decline in the event of instability or downturns such as that currently being experienced in the retail industry. Such downturns may cause customers to exit the industry or delay, cancel or reduce any planned expenditure for information management systems and software products.

     In addition, e-commerce on the Internet has impacted the retail industry, and the traditional “brick and mortar” retailers that we have historically served have faced some competition from Internet-based retailers. We announced the commercial availability of the MMS.com e-commerce product during the second half of 1999, and to date there have only been limited sales of this product. In addition, we have recently announced our intentions to develop a series of business-to-business e-commerce solutions. These solutions include Internet Portals which are web-based interfaces that provide retailers with a one-stop destination for internal users, customers and suppliers to access multiple information sources and applications, and Affinity, a collection of open applications designed to enable a retailer to support and proactively manage their customer information and transactions. Our first Internet Portal, Store Portal, was commercially released for both MMS and ODBMS in the second half of 2000. The markets for e-commerce products are new and quickly evolving. We are unable to predict the full impact this emerging form of commerce will have on the traditional “brick and mortar” retail operations we have historically served. If the markets for our MMS.com, Internet Portals, and Affinity products, or other future web-enabled products fail to develop, develop more slowly or differently than expected or become saturated with competitors, or if our e-commerce products are not accepted in the marketplace, our business, operating results and financial condition could be negatively impacted.

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

     We Have Only Deployed Certain of Our Software Products On a Limited Basis, and Have Not Yet Deployed Some Software Products that are Important to our Future Growth. Certain of our software products, including MMS.com, Internet Portals and certain modules of Affinity, have been commercially released within the last year. Other modules of our Affinity and Intellect products are still in beta and under development, respectively. In addition, we have only recently announced our intentions to develop or acquire a series of business-to-business e-

commerce solutions, including products in furtherance of our pursuit of the market for collaborative planning, forecasting and replenishment solutions. The markets for these products are new and evolving, and we believe that retailers may be cautious in adopting web-based and other new technologies. Consequently, we cannot predict the growth rate, if any, and size of the markets for our e-commerce products or that these markets will continue to develop. Potential and existing customers may find it difficult, or be unable, to successfully implement our e-commerce products, or may not purchase our products for a variety of reasons, including their inability or unwillingness to deploy sufficient internal personnel and computing resources for a successful implementation. In addition, we must overcome significant obstacles to successfully market our newer products, including limited experience of our sales and consulting personnel. If the markets for our newer products fail to develop, develop more slowly or differently than expected or become saturated with competitors, or if our products are not accepted in the marketplace or are technically flawed, our business, operating results and financial condition will decline.

     There Are Risks Associated With Introducing New Lines of Business. We may from time to time introduce new lines of business, such as our recently introduced a hardware reselling strategy, that are outside our traditional focus on software licenses and related maintenance and implementation services. Introducing new lines of business involves a number of uncertainties, including, but not limited to, a lack of internal resources and expertise to operate and grow such new lines of business, immature internal processes and controls, inexperience predicting revenue and expenses for the new line of business, and the possibility that such new lines of business will divert management attention and resources from our traditional business. The inability of management to effectively and efficiently develop and operate these new lines of business could have a material adverse effect on our business, operating results and financial condition. Moreover, we may not be able gain acceptance of any new lines of business in our markets, penetrate new markets successfully, or obtain the anticipated or desired benefits of such new lines of business.

     There Are Many Risks Associated with International Operations. Our international revenues represented 44% of total revenues in the six months ended June 30, 2001 as compared to 48% and 46% in fiscal 2000 and 1999, respectively. If our international operations grow, we must recruit and hire a number of new consulting, sales and marketing and support personnel in the countries we have or will establish offices. Our entry into new international markets typically requires the establishment of new marketing and distribution channels as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. The opening of our new offices typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire or that we will be successful at hiring, training or retaining such personnel. In addition, we cannot assure you that we will be able to successfully expand our international operations in a timely manner which could negatively impact our business, operating results and financial condition.

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

     The competition for our In-Store Systems is more fragmented than the competition for our Retail Enterprise Systems. We compete with major hardware equipment manufacturers such as ICL, NCR and IBM, as well as software companies such as CRS Business Computers, Datavantage, Inc., nsb Retail Systems PLC, and Triversity. Our current Collaborative Solutions compete with products from Marketmax, Inc., AC Nielsen Corporation, and Information Resources, Inc. In the market for consulting services, we have pursued a strategy of forming informal working relationships with leading retail systems integrators such as Ernst & Young and PriceWaterhouseCoopers. These integrators, as well as independent consulting firms such as CAPGemini, Kurt Salmon Associates, IBM Global Services, AIG Netplex, CFT Consulting, Lakewest Consulting, SPL and ID Applications, also represent competition to our consulting services group.

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

     There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that in the future third parties may claim that we or our current or potential future software solutions infringe on their intellectual property. We expect that software product developers and providers of e-commerce products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlap. In addition, we may find it necessary to initiate claims or litigation against third parties for infringement of our proprietary rights or to protect our trade secrets. In addition, since we now plan to resale hardware we may become subject to claims from third parties that the hardware, or the combination of hardware and software, infringe their intellectual property. Although we may disclaim certain intellectual property representations to our customers, these disclaimers may not be sufficient to fully protect us against such claims. Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or license agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect on our business, operating results and financial condition.

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

     We May Have Difficulty Integrating Acquisitions. We continually evaluate potential acquisitions of complementary businesses, products and technologies, including those that are significant in size and scope. In pursuit of our strategy to acquire complementary products, we completed the acquisition of the assets of Zapotec Software, Inc. on February 5, 2001 and the NeoVista Decision Series from Accrue Software, Inc. on June 26, 2001. Acquisitions involve a number of special risks, including the inability to obtain, or meet conditions imposed for governmental approvals for the acquisition, diversion of management’s attention to the assimilation of the operations and personnel of acquired businesses, the predictability of costs related to the acquisition and the integration of acquired businesses, products, technologies and employees into our business and product offerings. Achieving the anticipated benefits of any acquisition will depend, in part, upon whether integration of the acquired business, products, technology, or employees is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The difficulties of such integration may be increased by the necessity of coordinating geographically disparate organizations, the complexity of the technologies being integrated, and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. The inability of management to successfully integrate any acquisition that we may pursue, and any related diversion of management’s attention, could have a material adverse effect on our business, operating results and financial condition. Moreover, there can be no assurance that any products acquired will gain acceptance in our markets, that we will be able to penetrate new markets successfully or that we will obtain the anticipated or desired benefits of such acquisitions. Also, acquired products may contain defects of which we are unaware. Any acquisition that we pursue or consummate could result in the incurrence of debt and contingent liabilities, goodwill and other intangibles, purchased research and development expense, other acquisition-related expenses and the loss of key employees, any of which could have a material adverse effect on our business, operating results and financial condition.

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

     Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 44% of our total revenues in the six months ended June 30, 2001, as compared with 46% in the six months ended June 30, 2000. In addition, the identifiable net assets of our foreign operations totaled 20% of consolidated assets at June 30, 2001 and 18% at December 31, 2000. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting unrealized foreign currency exchange losses of $1.3 million in the six months ended June 30, 2001, as compared with $1.5 million and $557,000 in fiscal 2000 and 1999, respectively. We have not engaged in foreign currency hedging transactions. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net assets as of June 30, 2001, to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the June 30, 2001 rates would result in a currency translation loss of $1.9 million before tax.

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

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to a change in interest rates. We hold our investment securities for purposes other than trading. The fair value of securities held at June 30, 2001 was $5.1 million, which is approximately the same as amortized cost, with interest rates generally ranging between 4% and 6%.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders:

     Our 2001 Annual Meeting of Stockholders was held on May 31, 2001 at our World Headquarters at 14400 North 87th Street, Scottsdale, Arizona 85260. Two proposals were voted on at the Annual Meeting and the results of the voting are as follows:

     Proposal No. 1: To elect two Class II directors to serve a three-year term on our Board of Directors. The Class II director nominees were Douglas G. Marlin and Jock Patton. Mr. Marlin and Mr. Patton received the following votes: For – 22,056,902; Against – 105,344; Abstain – None.

     Proposal No. 2: To ratify the appointment of Deloitte & Touche LLP as the Company’s independent public accountants for the year ending December 31, 2001. Proposal No. 2 received the following votes: For – 22,059,944; Against – 89,032; Abstain – 13,270.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K:

(a)	Exhibits: See Exhibit Index

(b)	Reports on Form 8-K:

     We filed a Form 8-K/A dated February 5, 2001 with the Securities and Exchange Commission on April 6, 2001 that provided the financial statements of business acquired and the required pro forma financial information related to our acquisition of certain assets of Zapotec Software, Inc.

JDA SOFTWARE GROUP, INC.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDA SOFTWARE GROUP, INC.

Dated: August 13, 2001	By:	/s/ Kristen L. Magnuson Kristen L. Magnuson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #	Description of Document

2.1**	—	Asset Purchase Agreement dated as of June 4, 1998, by and among JDA Software Group, Inc., JDA Software, Inc. and Comshare, Incorporated.

2.2##	—	Asset Purchase Agreement dated as of February 24, 2000, by and among JDA Software Group, Inc., Pricer AB, and Intactix International, Inc.

3.1***	—	Second Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated June 12, 1998.

3.2***	—	First Amended and Restated Bylaws.

4.1*	—	Specimen Common Stock certificate.

4.2*(1)	—	Stock Redemption Agreement among the Company, James D. Armstrong and Frederick M. Pakis dated March 30, 1995.

10.1*(1)	—	Form of Indemnification Agreement.

10.2*(1)	—	1995 Stock Option Plan, as amended, and form of agreement thereunder.

10.3‡‡‡(1)	—	1996 Stock Option Plan, as amended.

10.4*(1)	—	1996 Outside Directors Stock Option Plan and forms of agreement thereunder.

10.5***(1)	—	Employment Agreement between James D. Armstrong and JDA Software, Inc. dated January 1, 1998.

10.8#(1)	—	1998 Nonstatutory Stock Option Plan.

10.9#(1)	—	1998 Employee Stock Purchase Plan.

10.10†	—	1999 Employee Stock Purchase Plan.

10.11***	—	Lease Agreement between Opus West Corporation and JDA Software Group, Inc. dated April 30, 1998, together with First Amendment dated June 30, 1998.

10.12**	—	Software License Agreement dated as of June 4, 1998 by and between Comshare, Incorporated and JDA Software, Inc.

10.14‡‡(2)	—	Value-Added Reseller License Agreement for Uniface Software between Compuware Corporation and JDA Software Group, Inc. dated April 1, 2000.

10.15*(1)	—	JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 1995.

10.17***(1)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and Kristen L. Magnuson, amending certain stock options granted to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on September 11, 1997 and January 27, 1998.

10.18††(1)	—	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the From of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement)

10.19†††(1)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.20‡(1)(3)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.21‡(1)(3)	—	Form of Nonstatutory Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

Exhibit #	Description of Document

10.22‡(1)(4)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1995 Stock Option Plan

10.23‡(1)(5)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan

10.24‡(1)(6)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan

10.25	—	Secured Loan Agreement between JDA Software Group, Inc. and Silvon Software, Inc. dated May 8, 2001, together with Secured Promissory Note and Security Agreement.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

**	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1998, as filed on June 19, 1998.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.

†	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, as filed on August 19, 1999.

††	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998.

†††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed on November 13, 1998.

#	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, as filed on March 31, 1998.

##	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2000, as filed on March 1, 2000.

‡	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.

‡‡	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, as filed on August 14, 2000.

‡‡‡	Incorporated by reference to the Company’s Annual Report of Form 10-K for the year ended December 31, 2000, as filed on April 2, 2001.

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(2)	Confidential treatment has been granted as to part of this exhibit.

(3)	Applies to James D. Armstrong.

(4)	Applies to Hamish N. Brewer and Gregory L. Morrison.

(5)	Applies to Hamish N. Brewer, Peter J. Charness, Scott D. Hines, Gregory L. Morrison and David J. Tidmarsh.

(6)	Applies to Senior Executive Officers with the exception of James D. Armstrong and Kristen L. Magnuson.