Form 10-Q
period 2001-09-30
JDA SOFTWARE GROUP INC
filed 2001-11-14
CIK 1006892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

YES         NO

         The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 26,642,054 as of November 9, 2001.

JDA SOFTWARE GROUP, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	September 30,	December 31,
	2001	2000

ASSETS

Current Assets:

Cash and cash equivalents	$55,914	$60,794

Marketable securities	1,521	15,800

Accounts receivable, net	60,159	54,431

Income tax receivable	4,259	2,438

Deferred tax asset	8,161	4,327

Prepaid expenses and other current assets	7,106	7,169

Total current assets	137,120	144,959

Property and Equipment, net	23,284	22,320

Goodwill and Other Intangibles, net	120,928	48,293

Promissory Note Receivable	3,401	—

Deferred Tax Asset	—	2,900

Total assets	$284,733	$218,472

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$3,871	$4,213

Accrued expenses and other liabilities	31,945	15,107

Deferred revenue	14,145	12,887

Total current liabilities	49,961	32,207

Deferred Tax Liability	11,151	—

Stockholders’ Equity:

Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	-—	-—

Common stock, $.01 par value; authorized, 50,000,000 shares; issued 26,865,889 and 24,610,967 shares, respectively	269	246

Additional paid-in capital	216,836	181,861

Retained earnings (deficit)	15,125	8,775

Accumulated other comprehensive loss	(5,915)	(2,798)

	226,315	188,084

Less treasury stock, at cost, 239,000 and 162,500 shares, respectively	(2,694)	(1,819)

Total stockholders’ equity	223,621	186,265

Total liabilities and stockholders’ equity	$284,733	$218,472

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data)
(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

REVENUES:

Software licenses	$15,581	$14,621	$47,858	$48,753

Maintenance services	9,996	8,566	28,080	21,479

Product revenues	25,577	23,187	75,938	70,232

Consulting services	24,341	20,308	70,507	58,566

Total revenues	49,918	43,495	146,445	128,798

COST OF REVENUES:

Cost of software licenses	411	668	1,816	2,366

Cost of maintenance services	2,829	1,931	7,650	5,793

Cost of product revenues	3,240	2,599	9,466	8,159

Cost of consulting services	17,382	16,433	51,640	48,068

Total cost of revenues	20,622	19,032	61,106	56,227

GROSS PROFIT	29,296	24,463	85,339	72,571

OPERATING EXPENSES:

Product development	8,716	7,676	24,374	20,850

Sales and marketing	8,444	7,159	26,030	21,063

General and administrative	6,475	5,729	18,202	15,047

Amortization of intangibles	2,134	1,716	5,780	4,725

Purchased in-process research and development	2,200	—	2,361	200

Restructuring, asset disposition and other charges	—	—	749	828

Total operating expenses	27,969	22,280	77,496	62,713

OPERATING INCOME	1,327	2,183	7,843	9,858

Other income, net	537	1,032	2,223	3,159

INCOME BEFORE INCOME TAXES	1,864	3,215	10,066	13,017

Income tax provision	690	1,254	3,716	5,077

NET INCOME	$1,174	$1,961	$6,350	$7,940

BASIC EARNINGS PER SHARE	$.05	$.08	$.26	$.33

DILUTED EARNINGS PER SHARE	$.05	$.08	$.25	$.31

SHARES USED TO COMPUTE:

Basic earnings per share	25,334	24,436	24,857	24,245

Diluted earnings per share	25,967	25,494	25,236	25,415

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months			Nine Months
	Ended September 30,			Ended September 30,

	2001		2000	2001	2000

NET INCOME		$1,174	$1,961	$6,350	$7,940

OTHER COMPREHENSIVE INCOME (LOSS):

Unrealized holding gain on marketable securities available for sale, net		8	54	30	83

Foreign currency translation gain (loss)		(1,874)	(660)	(3,147)	(1,690)

COMPREHENSIVE INCOME (LOSS)	$	(692)	$1,355	$(3,233)	$6,333

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months
	Ended September 30,

	2001	2000

OPERATING ACTIVITIES:

Net income (loss)	$6,350	$7,940

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	11,754	10,780

Provision for doubtful accounts	2,891	2,504

Net loss on disposal of property and equipment	114	115

Write-off of purchased in-process research and development	2,361	200

Deferred income taxes	342	827

Changes in assets and liabilities:

Accounts receivable	(3,752)	(14,717)

Income tax receivable	(453)	(276)

Prepaid expenses and other current assets	900	(1,906)

Accounts payable	(1,673)	812

Accrued expenses and other liabilities	1,575	(757)

Deferred revenue	281	(21)

Net cash provided by operating activities	20,690	5,501

INVESTING ACTIVITIES:

Purchase of marketable securities	—	(37,028)

Sales of marketable securities	2,500	5,813

Maturities of marketable securities	11,809	36,814

Purchase of Zapotec Software, Inc.	(1,250)	—

Purchase of NeoVista Decision Series	(4,938)	—

Purchase of E3 Corporation, net of cash acquired	(22,284)	—

Purchase of Intactix International, Inc., net of cash acquired	—	(23,138)

Issuance of promissory note receivable	(3,500)	—

Payments received on promissory note receivable	99	—

Purchase of property and equipment	(4,943)	(4,899)

Proceeds from disposal of property and equipment	552	896

Net cash used in investing activities	(21,955)	(21,542)

FINANCING ACTIVITIES:

Issuance of common stock — stock option plan	2,495	2,287

Issuance of common stock — employee stock purchase plan	3,400	3,009

Tax benefit — stock options and employee stock purchase plan	513	319

Purchase of treasury stock	(875)	—

Retirement of E3 line of credit, notes payable, and long-term debt	(8,248)	(39)

Net cash provided by financing activities	(2,715)	5,576

Effect of exchange rates on cash	(900)	(859)

Net (decrease) increase in cash and cash equivalents	(4,880)	(11,324)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	60,794	58,283

CASH AND CASH EQUIVALENTS, END OF PERIOD	$55,914	$46,959

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months
	Ended September 30,

	2001	2000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:

Interest	$48	$—

Income taxes	$2,306	$4,035

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

Acquisition of Zapotec Software, Inc.:

Fair value of current assets acquired	$(14)

Developed software and other intangibles	(1,293)

In-process research and development	(161)

Fair value of current liabilities assumed	178

Deferred revenue	40

Cash used to purchase Zapotec Software, Inc.	$(1,250)

Acquisition of NeoVista Decision Series:

Fair value of fixed assets acquired	$(5)

Developed software and other intangibles	(3,560)

Goodwill	(2,123)

Fair value of current liabilities assumed	750

Cash used to purchase NeoVista Decision Series	$(4,938)

Acquisition of E3 Corporation:

Fair value of current assets acquired	$(15,781)

Fair value of fixed assets acquired	(2,735)

Goodwill	(33,168)

Developed software and other intangibles	(38,100)

In-process research and development	(2,200)

Fair value of current liabilities assumed	12,610

Deferred revenue	833

Fair value of long-term debt assumed	1,627

Deferred tax liability, net	15,164

Total acquisition cost of E3 Corporation	(61,750)

Reserves for direct costs related to the transaction	9,224

Issuance of common stock	28,590

Cash acquired	1,652

Total cash expended to acquire E3 Corporation	$(22,284)

Acquisition of Intactix International, Inc.:

Fair value of current assets acquired		$(8,907)

Fair value of fixed assets acquired		(508)

Developed software and other intangibles		(23,205)

In-process research and development		(200)

Fair value of current liabilities assumed		2,073

Deferred revenue		5,786

Total acquisition cost of Intactix International, Inc.		(24,961)

Cash acquired		1,823

Total cash expended to acquire Intactix International, Inc.		$(23,138)

See Notes to Condensed Consolidated Financial Statements.

JDA SOFTWARE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)

1. Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2. Acquisition of Zapotec Software, Inc.

         On February 5, 2001 we acquired certain assets of Zapotec Software, Inc. (“Zapotec”) for $1.2 million in cash, and assumed certain trade and other liabilities, and specific acquisition related liabilities for consulting and maintenance obligations under assumed contracts. Zapotec’s primary product, ProMax, is a software solution that enables retailers, suppliers and distributors to manage their trade allowance and promotional programs by automating the related contract fulfillment, claim generation and accounts receivable process. In addition to ProMax, we acquired Zapotec’s Ad Plan application. Currently in development, Ad Plan is designed to be a vertical Web portal that will integrate advertising and promotional planning and enable collaborative budgeting, secondary research, media buying, merchandise content and trade allowance tracking within a community of resellers, suppliers, advertising agencies and media companies. The acquisition was accounted for as a purchase, and accordingly, the operating results of Zapotec have been included in our consolidated financial statements from the date of acquisition. In connection with the Zapotec transaction, we expensed $161,000 of purchased in-process research and development during the first quarter of 2001 and recorded a related tax benefit of $60,000.

         The following pro forma consolidated results of operations for the nine months ended September 30, 2001 and 2000 assume the Zapotec acquisition occurred as of January 1st of each year. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

	Nine Months
	Ended September 30,

	2001	2000

Total revenues	$146,456	$129,544

Net income	$6,232	$6,294

Basic earnings per share	$.25	$.26

Diluted earnings per share	$.25	$.25

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

4. Acquisition of E3 Corporation

         On September 7, 2001 we completed the acquisition of E3 Corporation (“E3”) for a total of $48.4 million including $19.8 million in cash and the exchange of 1,600,080 shares of our unregistered common stock for all of the outstanding stock of E3. The stock consideration was valued at $17.86833 per share which represents the average closing price of our common stock for six consecutive trading days ending the day prior to closing. The purchase price is subject to adjustment pursuant to the terms of the merger agreement and after review of a final closing balance sheet. In addition, we incurred $4.2 million in direct costs related to the acquisition and have provided reserves for $9.2 million in additional anticipated direct costs. The former E3 shareholders received contractual rights to cause us to register up to 800,040, or 50% of the unregistered shares beginning December 8, 2001, subject to certain limitations. The former E3 shareholders also received the right to include their shares in any registration initiated by us. The acquisition was accounted for as a purchase, and accordingly, the operating results of E3 have been included in our consolidated financial statements from the date of acquisition.

         E3 is a leading provider of inventory optimization systems, including E3Trim, a warehouse and DC forecasting and replenishment solution and E3Slim, a store level forecasting and replenishment solution; advanced analytic solutions such as Consumer Outlook!, a data mining application for consumer behavior patterns and Pin Point!, an application that refines seasonal profile assignments; and certain Collaborative, Planning, Forecasting and Replenishment (“CPFR”) solutions, which include more than 50 live trading partners and enable manufacturers, distributors and retailers to work from a single, shared demand forecast. By acquiring a market leader such as E3, we believe we have immediately gained the highest level of market share in the inventory replenishment space. Importantly, with approximately 60% of E3’s client base being non-retail, we plan to accelerate our CPFR initiatives by gaining presence in the wholesale and distribution industries that we have already targeted for growth.

         The total acquisition cost of $61.8 million, which consists of the purchase price plus the direct costs related to the transaction, was allocated to the acquired assets and liabilities based on their fair values and in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets acquired	$15,781

Fixed assets acquired	2,735

Developed software and other intangible assets	38,100

In-process research and development	2,200

Goodwill	33,168

Total assets acquired	91,984

Current liabilities assumed	(12,610)

Deferred revenue	(833)

Long-term debt assumed	(1,627)

Deferred tax liability, net	(15,164)

Total liabilities assumed	(30,234)

Net assets acquired	$61,750

         Developed software and other intangible assets include developed software with an allocated value of $12.7 million and a useful life of seven years, customer lists with an allocated value of $22.1 million and a useful life of thirteen years, and trademarks/tradenames with an allocated value of $3.3 million that is not subject to amortization as we believe this asset has an indefinite life that extends beyond the foreseeable future. The allocated value for in-process research and development (“IPR&D”) of $2.2 million relates to products in the development stage for which technological feasibility has not been established and which we believe have no alternative future use. The IPR&D, which is disclosed as a separate component of operating expense, was written-off at the date of acquisition. Pursuant to SFAS No. 142, the goodwill recorded in connection with this acquisition will not be amortized and is subject to an annual impairment test, the first of which must be completed by June 30, 2002.

         The following pro forma consolidated results of operations for the nine months ended September 30, 2001 and 2000 assume the E3 acquisition occurred as of January 1st of each year. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

	Nine Months
	Ended September 30,

	2001	2000

Total revenues	$164,315	$145,930

Net income (loss)	$(5,531)	$(2,735)

Basic earnings (loss) per share	$(.22)	$(.11)

Diluted earnings (loss) per share	$(.22)	$(.11)

5. Promissory Note Receivable

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

6. Earnings per Share

         Earnings per share for the three and nine months ended September 30, 2001 and 2000 is calculated as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

Net income	$1,174	$1,961	$6,350	$7,940

Shares – Basic earnings per share	25,334	24,436	24,857	24,245

Dilutive common stock equivalents	633	1,058	379	1,170

	25,967	25,494	25,236	25,415

Basic earnings per share	$.05	$.08	$.26	$.33

Diluted earnings per share	$.05	$.08	$.25	$.31

7. Restructuring and Other Charges

         During the three months ended March 31, 2001, we recorded restructuring and other charges of $749,000. The restructuring initiatives involved a workforce reduction of 32 full-time employees (“FTE”) including certain employees involved in implementation and maintenance services (16 FTE), product development activities (7 FTE), sales and marketing (7 FTE), and administrative functions (2 FTE). All workforce reductions associated with this charge were made on or before March 31, 2001. Other charges consist of the write-off of certain merger and acquisition costs related to a potential acquisition that was abandoned.

	Initial	Cash	Balance at
Description of the Charge	Reserve	Charges	September 30, 2001

Severance, benefits and related legal costs	$541	$(541)	$—

Other charges	208	(208)	—

Total	$749	$(749)	$—

8. Business Segments and Geographic Data

         We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, e-commerce, inventory optimization and collaborative planning requirements of the retail industry and its suppliers. Our solutions enable our customers to collect, manage, organize and analyze information throughout their retail enterprise, and to interact with suppliers and customers over the Internet at multiple levels within their organizations. We conduct business in six geographic regions that have separate management teams and reporting infrastructures: the United States, Northern Europe (includes the Middle East and Africa), Southern Europe, Asia/Pacific, Canada and Latin America. Similar products and services are offered in each geographic region and local management is evaluated primarily based on total revenues and operating income. Identifiable assets are also managed by geographical region. The geographic distribution of our revenues and identifiable assets is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

Revenues:

United States	$27,129	$24,573	$82,335	$71,534

Northern Europe	8,750	6,944	25,957	22,073

Southern Europe	2,670	2,210	6,090	5,297

Asia/Pacific	8,161	5,353	19,201	18,847

Canada	1,792	1,458	7,349	5,285

Latin America	2,230	3,301	7,490	7,174

Total international	23,603	19,266	66,087	58,676

Sales and transfers among regions	(814)	(344)	(1,977)	(1,412)

Total revenues	$49,918	$43,495	$146,445	$128,798

	September 30,	December 31,
	2001	2000

Identifiable assets:

United States	$214,429	$178,533

Northern Europe	39,299	18,009

Southern Europe	9,600	3,703

Asia/Pacific	10,999	9,075

Canada	4,646	5,422

Latin America	5,760	3,730

Total international	70,304	39,939

Total identifiable assets	$284,733	$218,472

         We have organized our business segments around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry:

•	Retail Enterprise Systems are corporate level merchandise management and planning systems that gather, analyze, and distribute operational information throughout an organization to support the retail process. These systems provide inventory control, warehouse and logistics management, merchandising planning and allocation, space management, trade allowance and promotional program management, advanced inventory demand forecasting and replenishment, customer relationship management, and decision support.

•	In-Store Systems provide point-of-sale, e-commerce and back office applications that enable a retailer to capture, analyze and transmit certain sales and other operational information to corporate level merchandise management systems. In-Store Systems include Store Portals which provide retailers with the ability to access enterprise information on their merchandise management systems, via the Internet, and execute associated processes to support their store operations.

•	Collaborative Solutions provide applications that enable business-to-business collaborative planning, forecasting and replenishment between retailers and their suppliers. Collaborative Solutions include planogramming tools that allow users to build, analyze and distribute graphical diagrams for space management, store layout planning and shelf assortment analysis.

         A summary of the revenues, operating income (loss), and depreciation attributable to each of these business segments for the three and nine months ended September 30, 2001 and 2000 is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

Revenues:

Retail Enterprise Systems	$40,327	$32,142	$113,881	$99,149

In-Store Systems	5,081	6,102	17,542	20,334

Collaborative Solutions	4,510	5,251	15,022	9,315

	$49,918	$43,495	$146,445	$128,798

Operating income:

Retail Enterprise Systems	$10,126	$5,006	$26,621	$19,284

In-Store Systems	431	2,031	2,806	7,256

Collaborative Solutions	1,578	2,573	5,499	4,056

Other (see below)	(10,808)	(7,427)	(27,083)	(20,738)

	$1,327	$2,183	$7,843	$9,858

Depreciation:

Retail Enterprise systems	$1,628	$1,648	$4,695	$4,786

In-Store systems	314	381	1,045	1,133

Collaborative Solutions	117	79	234	135

	$2,059	$2,108	$5,974	$6,054

Other:

Amortization of intangible assets	$2,134	$1,716	$5,780	$4,726

In-process research and development charge	2,200	—	2,361	200

Restructuring, asset disposition and other charges	—	—	749	828

Administrative costs, bad debt expense and Other non-allocated expenses	6,474	5,711	18,193	14,984

	$10,808	$7,427	$27,083	$20,738

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

9. Stock Repurchase Program

         In October 2000, our Board of Directors authorized a repurchase of up to two million shares of our outstanding common stock. Under this repurchase program, we periodically repurchased shares during the one-year period ended October 21, 2001 on the open market at prevailing market prices. We have repurchased a total of 239,000 shares of our common stock for $2.7 million under this program.

10. New Accounting Standards

         On July 20, 2001, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. In addition, SFAS No. 141 contains transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. Effective January 1, 2002, these provisions will require us to reclassify as goodwill certain intangibles that do not meet the criteria for recognition apart from goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach that requires us to test goodwill for impairment on an annual or interim basis if an event occurs or circumstances change that could indicate that its value has been diminished or impaired. SFAS No. 142 also requires that amortization of goodwill recorded in past business combinations cease effective December 31, 2001 and that any goodwill resulting from acquisitions completed after June 30, 2001 not be amortized. We believe the adoption of SFAS Nos. 141 and 142 has and will continue to have a significant impact on the way we account for future acquisitions. We recorded goodwill amortization of $2.2 million during the nine months ended September 30, 2001.

11. Reclassifications

         Certain reclassifications have been made to the September 30, 2000 financial statements to conform to the September 30, 2001 presentation.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

         This Quarterly Report on Form 10-Q contains forward-looking statements reflecting management’s current forecast of certain aspects of our future. It is based on current information that we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, numbers of personnel, strategic relationships with third parties, acquisitions and strategy. The forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate” or other words that convey uncertainty of future events or outcomes. In particular, we provide our outlook for total revenues, software license revenues, consulting services utilization rates, consulting services margins, and effective tax rates, in each case for either fourth quarter 2001, year 2001, or year 2002. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Quarterly Report on Form 10-Q, which you should read carefully. We would particularly refer you to the section under the heading “Certain Risks” for an extended discussion of the risks confronting our business. The forward-looking statements in this Quarterly Report on Form 10-Q should be considered in the context of these risk factors.

Overview

         We provide sophisticated software solutions to the retail industry and its suppliers. Our solutions enable our customers to collect, manage, organize and analyze information throughout their retail enterprise, and to interact with suppliers and customers over the Internet at multiple levels within their organizations. We also offer maintenance services to our software customers and enhance and support our software business by offering retail specific services that are designed to enable our clients to rapidly achieve the benefits or our solutions. These services include project management, system planning, system design and implementation, custom configurations, and training services. Demand for our implementation services is driven by, and often trails, sales of our software products. Consulting services revenues are generally more predictable but generate lower gross margins than software license or maintenance services revenues.

Significant Trends and Developments in Our Business

         Economic Conditions in the Retail Industry. During recent quarters, beginning in the second half of 2000 and continuing through 2001, we have been, and remain concerned about the weakening economic conditions and the disappointing operating results of retailers in certain of our geographic regions that have resulted in consolidations and which have impacted the length and predictability of our sales cycles. In addition, the September 11 attack directly impacted our operating results during the three months ended September 30, 2001 by delaying or suspending potential software sales. We have nevertheless continued discussions with potential customers whose purchase decisions appear to have been affected by the September 11 attack and we anticipate that most of the delayed or suspended software sales will be consummated in future quarters.

         If the current adverse economic conditions or fear of terrorist attacks persist for an extended period of time, they will negatively impact the industry. As a result, our customers’ ability to pay for our products and services could be impaired, and we may experience an increased number of bankruptcy filings in our customer base. Such weakened economic conditions have in the past, and may in the future, negatively impact our revenues, elongate our selling cycles, reduce the demand for our products and negatively impact our business, operating results and financial condition.

         Acquisition of E3 Corporation. On September 7, 2001, we completed the acquisition of E3 Corporation (“E3”) for a total of $48.4 million including $19.8 million in cash and the exchange of 1,600,080 shares of our unregistered common stock for all of the outstanding stock of E3. The stock consideration was valued at $17.86833 per share which represents the average closing price of our common stock for six consecutive trading days ending the day prior to closing. The purchase price is subject to adjustment pursuant to the terms of the merger agreement and after review of a final balance sheet. In addition, we incurred $4.2 million in direct costs related to the acquisition and have provided reserves for $9.2 million in additional anticipated direct costs. The former E3 shareholders received contractual rights to cause us to register up to 800,040, or 50% of the unregistered shares beginning December 8, 2001, subject to certain limitations. The former E3 shareholders also received the right to include their shares in any registration initiated by us. The acquisition was accounted for as a purchase, and accordingly, the operating results of E3 have been included in our consolidated financial statements from the date of acquisition.

         E3 is a leading provider of inventory optimization systems, including E3Trim, a warehouse and DC forecasting and replenishment solution and E3Slim, a store level forecasting and replenishment solution; advanced analytic solutions such as Consumer Outlook!, a data mining application for consumer behavior patterns and Pin Point!, an application that refines seasonal profile assignments; and certain Collaborative, Planning, Forecasting and Replenishment (“CPFR”) solutions, which include more than 50 live trading partners and enable manufacturers, distributors and retailers to work from a single, shared demand forecast. By acquiring a market leader such as E3, we believe we have immediately gained the highest level of market share in the inventory replenishment space. Importantly, with approximately 60% of E3’s client base being non-retail, we plan to accelerate our CPFR initiatives by gaining presence in the wholesale and distribution industries that we have already targeted for growth.

         Business Segments. We have organized our business segments around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry. We believe this organization will support our growth plans, address the new vertical market opportunities resulting from the acquisitions of Intactix International, Inc. (“Intactix”) and E3 Corporation, and accelerate our presence in the collaborative Internet market:

•	Retail Enterprise Systems are corporate level merchandise management and planning systems that gather, analyze, optimize results and distribute operational information throughout an organization to support the retail process.

•	In-Store Systems provide point-of-sale, e-commerce and back office applications that enable a retailer to capture, analyze and transmit certain sales and other operational information to the corporate level merchandise management systems.

•	Collaborative Solutions provide applications that enable business-to-business collaborative planning, forecasting and replenishment between retailers and their suppliers.

         New Products and Expanded Markets. We invested $92.3 million in the nine months ended September 30, 2001, and over $143.1 million from 1998 to 2000 in new product development and the acquisition of complementary products while remaining profitable and cash flow positive from operations. We released enhanced versions of our core software products during 2000 and introduced new value-added client server applications such as Store Portals and Affinity. In addition, the acquisitions of Arthur Retail, Intactix, Zapotec Software, Inc. (“Zapotec”), NeoVista Decision Series (“NeoVista”) and E3 have expanded our product offerings and provided us with collaborative applications that address new vertical market opportunities with the manufacturers and wholesalers who supply our traditional retail customers. The Collaborative Solutions business segment, which includes sales of software license and services to customers outside our historical retail market, provided 10% of our total revenues for the nine months ended September 30, 2001. Although we continue to focus on mid-tier retailers, we have recently experienced increased sales activity with tier-one customers that we expect to continue to contribute to revenue in future quarters. We believe our strategy of an expanded product portfolio has been a key element in attracting tier-one customers and has resulted in a steady pattern of new customers licensing multiple products as well as enhanced back-selling opportunities in our install base. Revenues from our IBM iSeries-based products continued to decrease as a result of the increasing popularity of client server-based solutions and represented 20% of total revenues in the third quarter of 2001.

         Impact of Acquisitions on Product Revenues. Our product revenues, which consist of software licenses and maintenance services, increased $5.7 million, or 8% in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The improvement in product revenues between the comparable periods includes $7.7 million from the Intactix product line that was acquired in April 2000, $2.9 million from the E3 product line that was acquired in September 2001, and $1.1 million from the ProMax and NeoVista Decision Series products that were acquired during first and second quarters of 2001, respectively. The revenues from these product acquisitions were offset in part primarily by declines in sales of our AS/400-based merchandising and in-store system products that have been negatively impacted by weakening economic conditions and the September 11 attack. In addition to expanding our vertical market opportunities and product footprint, analytic and optimization products such as E3 and NeoVista Decision Series appear to be less affected by the economic slowdown as they can enable our customers to lower their inventory levels and may provide a quicker return on investment than products in other categories.

         Improved Consulting Services Results and Decreased Implementation Times. Consulting services revenues increased $11.9 million, or 20% in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 primarily as a result of the increase in sales of new software licenses we experienced throughout 2000. Consulting services revenues typically lag software revenues by as much as one year. We also believe the average implementation times for our software products have declined due to increased training and expertise in our consulting organization, and as a direct result of the investments we have made over the past two years to improve the functionality, stability, scalability, integration and ease of implementation of the products in the JDA Portfolio. Accordingly, future consulting services revenue increases may be less than software license revenue increases. Consulting services margins improved from 18% to 27% between the comparable nine-month periods as a result of improved utilization rates due to the realignment of resources within the consulting services organization to reflect changes in product and geographic demands.

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

         Improved Gross Profit and Strong Financial Position. Our gross profit was $85.3 million, or 58% of total revenues for the nine months ended September 30, 2001 compared to $72.6 million, or 56% for the nine months ended September 30, 2000. This improvement results primarily from increases in maintenance and consulting services revenues of 31% and 20%, respectively between the comparable nine-month periods. In addition, consulting services margins increased from 18% to 27% between the comparable nine-month periods as a result of improved utilization rates due to the realignment of resources within the consulting services organization to reflect changes in product and geographic demands. We generated $20.7 million in positive cash flow from operations during the nine months ended September 30, 2001 and we continue to maintain a strong financial position with $57.4 million in cash, cash equivalents and marketable securities, and no debt.

         New Accounting Pronouncements. On July 20, 2001, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. In addition, SFAS No. 141 contains transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. Effective January 1, 2002, these provisions will require us to reclassify as goodwill certain intangibles that do not meet the criteria for recognition apart from goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach that requires us to test goodwill for impairment on an annual or interim basis if an event occurs or circumstances change that could indicate that its value has been diminished or impaired. SFAS No. 142 also requires that amortization of goodwill recorded in past business combinations cease effective December 31, 2001 and that any goodwill resulting from acquisitions completed after June 30, 2001 not be amortized. We believe the adoption of SFAS Nos. 141 and 142 has and will continue to have a significant impact on the way we account for future acquisitions. We recorded goodwill amortization of $2.2 million during the nine months ended September 30, 2001.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Revenues

         Total revenues for the three months ended September 30, 2001 were $49.9 million, an increase of 15% over the $43.5 million reported in the three months ended September 30, 2000. Revenues consist of product revenues (software licenses and maintenance services) and consulting services revenues which represented 51% and 49%, respectively, of total revenues during the three months ended September 30, 2001, as compared with 53% and 47%, respectively during the three months ended September 30, 2000. We currently expect total revenues for fourth quarter 2001 to be in the range of $55 million to $57 million and between $202 million to $204 million for year 2001. In addition, we are projecting total revenues of $235 million to $240 million for year 2002.

Product Revenues

         Software Licenses. Software license revenues for the three months ended September 30, 2001 were $15.6 million, an increase of 7% from the $14.6 million reported in the three months ended September 30, 2000. The results for the three months ended September 30, 2001 include the favorable impact of $2.2 million in software license revenues from the E3 product line that was acquired on September 7, 2001. Weakening economic conditions and the September 11 attack have adversely impacted sales of our AS/400-based merchandise management and in-store systems during the three months ended September 30, 2001. Analytic and optimization products such as E3 and NeoVista Decision Series appear to be less affected by the economic slowdown as they can enable our customers to lower their inventory levels and may provide a quicker return on investment than products in other categories. Domestic software license revenues for the three months ended September 30, 2001, excluding E3, decreased 21% from the comparable quarter of 2000 due to weakening economic conditions and as a direct result of the September 11 attack. International software license revenues, excluding E3, increased 8% between the comparable quarters primarily as a result of increased Retail Enterprise Systems software license revenue in the Asia/Pacific region, offset in part by decreases in Europe and Latin America. We currently expect software license revenues for fourth quarter 2001 to be in the range of $18 million to $20 million, including approximately $6 million from the E3 product line. In addition, we are projecting software license revenues of $72 million to $76 million for year 2002. Our expected results are sensitive to economic conditions and terrorist activities such as the September 11 attack. As a result, any continued deterioration in global economic conditions, conditions in the retail industry, or further terrorist attacks may impact the length and predictability of our sales cycles which could materially adversely affect our anticipated results.

         Maintenance Services. Maintenance services revenues for the three months ended September 30, 2001 were $10.0 million, an increase of 17% over the $8.6 million reported in the three months ended September 30, 2000. The results for the three months ended September 30, 2001 include the favorable impact of $672,000 in maintenance services revenues from the E3 product line that was acquired on September 7, 2001 and a 9% increase in maintenance services revenues which results from a larger software license install base in all of our product lines.

Consulting Services

         Consulting services revenues for the three months ended September 30, 2001 were $24.3 million, an increase of 20% over the $20.3 million reported in three months ended September 30, 2000. The results for the three months ended September 30, 2001 include the favorable impact of $522,000 in consulting services revenues from the E3 product line that was acquired on September 7, 2001, and a 17% increase in consulting services revenues due to the increase in new software license sales we generated during 2000 and improved utilization rates in all regions. Consulting services revenues typically lag software license revenues by as much as one year. We believe that our software products have become easier and less expensive to install as a direct result of the investments we have made over the past two years to improve their functionality, stability, scalability, integration and ease of installation.

Business Segment Revenues

         Total revenues in our Retail Enterprise Systems business segment increased 25% to $40.3 million in the three months ended September 30, 2001 from $32.1 million in the three months ended September 30, 2000. Software license revenues in this business segment increased 25% in third quarter 2001 compared to 2000 primarily as a result of $2.2 million in software license revenues from the E3 product line and increased acceptance of the ODBMS application by tier-one customers. Although we are concerned that the Retail Enterprise Systems business segment is susceptible to the current economic slowdown, we have observed retailers continuing to pursue information technology initiatives. Maintenance services revenues for Retail Enterprise Systems increased 25% in the third quarter of 2001 compared to 2000 as a result of our increased software license install base and the maintenance services revenues from the E3 product line. Consulting services revenues in this segment increased 26% in the third quarter of 2001 compared to 2000 due to the increase in new software license sales during 2000 and improved utilization rates in all regions.

         Total revenues in our In-Store Systems business segment decreased 17% to $5.1 million in the three months ended September 30, 2001 from $6.1 million in the three months ended September 30, 2000. Software license revenues in this business segment decreased 58% between the comparable quarters due to weakening economic conditions. We believe mid-tier specialty retailers may be reluctant during the current economic slowdown to make the substantial infrastructure investment that generally accompanies the implementation of new store systems. Maintenance services revenues for In-Store Systems increased 7% in the third quarter of 2001 compared to 2000 as a result of our increased software license install base. Consulting services revenues in this segment were flat in third quarter 2001 compared to 2000.

         Total revenues in our Collaborative Solutions business segment decreased 14% to $4.5 million in the three months ended September 30, 2001 from $5.3 million in the three months ended September 30, 2000. Third quarter 2000 contained an unusually large domestic software license sale. In addition, maintenance and consulting services revenues related to the Intactix product line decreased in third quarter 2001 compared to 2000, offset in part by new services revenues from the E3 product line. Collaborative Solutions revenues, which consist primarily of revenues from sales of Intactix software licenses and related services to retail suppliers, represented 9% of total revenues for the three months ended September 30, 2001 as compared to 12% for the three months ended September 30, 2000.

Geographic Revenues

         Total revenues in the United States increased 10% to $27.1 million for the three months ended September 30, 2001 from $24.6 million in the three months ended September 30, 2000. The results for the three months ended September 30, 2001 include the favorable impact of $1.9 million in revenues from the E3 product line. Domestic software license revenues for the three months ended September 30, 2001, excluding E3, decreased 21% from the comparable quarter of 2000 due to weakening economic conditions and as a direct result of the September 11 attack. Domestic maintenance and consulting services revenues, excluding E3, increased 5% and 17%, respectively in third quarter 2001 compared to 2000 with increases in the Retail Enterprise Systems and In-Store Systems business segments being offset in part by a decrease in the Collaborative Solutions business segment.

         Total revenues in Northern Europe increased 26% to $8.8 million in the three months ended September 30, 2001 from $6.9 million in the three months ended September 30, 2000. The increase includes $1.1 million in revenues from the E3 product line. Maintenance and consulting services revenues from the Retail Enterprise Systems business segment increased between the comparable quarters, offset in part by decreases in maintenance and consulting services revenues from the In-Store Systems business segment.

         Total revenues in Southern Europe increased 21% to $2.7 million in the three months ended September 30, 2001 from $2.2 million in the three months ended September 30, 2000. The increase includes $137,000 in revenues from the E3 product line and increased maintenance and consulting services revenues from the Retail Enterprise Systems business segment.

         Total revenues in Asia/Pacific increased 52% to $8.2 million in the three months ended September 30, 2001 from $5.4 million in the three months ended September 30, 2000. The increase results primarily from additional software license sales and consulting services revenues provided to existing Retail Enterprise Systems customers in Japan and Australia.

         Total revenues in Canada increased 23% to $1.8 million in the three months ended September 30, 2001 from $1.5 million in the three months ended September 30, 2000. The increase results primarily from increased sales of Collaborative Solutions software licenses and increased consulting and maintenance services revenues from the Retail Enterprise Systems business segment.

         Total revenues in Latin America decreased 32% to $2.2 million in the three months ended September 30, 2001 from $3.3 million in the three months ended September 30, 2000. Software license sales and consulting services revenue from the Retail Enterprise Systems business segment decreased in third quarter 2001 compared to 2000, offset in part by $327,000 in software license revenues from the E3 product line.

Cost of Product Revenues

         Cost of Software Licenses. Cost of software licenses was $411,000, or 3% of software license revenues for the three months ended September 30, 2001 as compared to $668,000, or 5% or software license revenues in the three months ended September 30, 2000. The decrease results from fewer software products sold in the three months ended September 30, 2001 that incorporate functionality from third party software providers and require the payment of royalties.

         Cost of Maintenance Services. Cost of maintenance services increased 47% to $2.8 million in the three months ended September 30, 2001 from $1.9 million in the three months ended September 30, 2000. Our support headcount nearly doubled in third quarter 2001 compared to 2000 as a result of the acquisition of E3 on September 7, 2001 and the addition of full-time employees to support our growing client base. As of September 30, 2001 there were 145 individuals in our customer support group.

Cost of Consulting Services

         Cost of consulting services increased 6% to $17.4 million in the three months ended September 30, 2001 from $16.4 million in the three months ended September 30, 2000. The increase in cost of consulting services results primarily from the acquisition of E3 on September 7, 2001. As of September 30, 2001 there were 619 individuals in our consulting services group. We continually align and adjust the number of full-time employees in our consulting services organization to reflect changes in product and geographic demands.

Gross Profit

         Gross profit for the three months ended September 30, 2001 was $29.3 million, an increase of 20% over the $24.5 million reported in the three months ended September 30, 2000. This increase results primarily from higher consulting utilization rates and related margins as well as the increases in software license revenues and maintenance services revenues. Gross profit, as a percentage of total revenues, was 59% in the three months ended September 30, 2001 compared to 56% in the three months ended September 30, 2000. Consulting services margins increased from 19% to 29% in the third quarter of 2001 compared to 2000 primarily as a result of the improvement in utilization rates. We expect these trends to continue in year 2002, however, we believe consulting margins will decrease to the 24% to 26% range during fourth quarter 2001 due to the slowing impact the holiday season normally has on utilization rates.

Operating Expenses

         Product Development. Product development expenses for the three months ended September 30, 2001 were $8.7 million, a 14% increase over the $7.7 million reported in the three months ended September 30, 2000. Product development expense as a percentage of total revenues was 17% in the three months ended September 30, 2001 compared to 18% in the three months ended September 30, 2000. The increase in product development expenses results primarily from the cost of full-time employees added in connection with the acquisitions of Zapotec in February 2001, NeoVista in June 2001, and E3 on September 7, 2001. Our product development headcount increased 29% in third quarter 2001 compared to 2000 and as of September 30, 2001 there were 319 individuals involved in this function. We believe that with the current breadth of our product suite, we can continue to effectively develop and market new value-added products with our existing capacity, absent further product acquisitions. We also believe development of our software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

         Sales and Marketing. Sales and marketing expenses for the three months ended September 30, 2001 were $8.4 million, an 18% increase over the $7.2 million reported in the three months ended September 30, 2000. Sales and marketing expense as a percentage of total revenues was 17% in the three months ended September 30, 2001 compared to 16% in the three months ended September 30, 2000. The increase in sales and marketing expenses results primarily from the acquisition of E3 on September 7, 2001 and an increase in marketing and trade show costs.

         General and Administrative. General and administrative expenses for the three months ended September 30, 2001 were $6.5 million, a 13% increase over the $5.7 million reported in the three months ended September 30, 2000. General and administrative expense, as a percentage of total revenues, was 13% in the third quarter of both years. The increase in general and administrative expense results primarily from the acquisition of E3 on September 7, 2001, additional full-time employees involved in the development and maintenance our internal information systems, and higher legal costs.

         Amortization of Intangibles. Amortization of intangibles for the three months ended September 30, 2001 was $2.1 million, a 24% increase over the $1.7 million reported in the three months ended September 30, 2000. The increase in amortization results primarily from the amortization of certain intangibles recorded in connection with the acquisitions of Zapotec in February 2001, NeoVista in June 2001, and E3 on September 7, 2001, offset in part by the completion of the amortization period on certain intangibles recorded in connection with the acquisition of Arthur in June 1998.

         Purchased In-process Research and Development. We expensed $2.2 million of purchased in-process research and development in the three months ended September 30, 2001 and recorded a related tax benefit of $814,000 in connection with the acquisition of E3 on September 7, 2001.

Operating Income

         Operating income in our Retail Enterprise Systems business segment increased 102% to $10.1 million in the three months ended September 30, 2001 from $5.0 million in the three months ended September 30, 2000. The increase results primarily from increased sales of software licenses and the related maintenance and consulting services, including $2.7 million in incremental revenues from E3 products sold to retail customers, offset in part by an increase in sales and marketing expenses.

         Operating income in our In-Store Systems business segment decreased 79% to $431,000 in the three months ended September 30, 2001 from $2.0 million in the three months ended September 30, 2000. The decrease results from decreased sales of software licenses and the related maintenance and consulting services.

         Operating income in our Collaborative Solutions business segment decreased 39% to $1.6 million in the three months ended September 30, 2001 from $2.6 million in the three months ended September 30, 2000. The decrease results primarily from decreased sales of software licenses and higher product development expenses.

Provision for Income Taxes

         Our effective income tax rate reflects statutory federal, state and foreign tax rates, partially offset by reductions for research and development expense tax credits. From time to time, we may be subject to audit by federal, state and/or foreign taxing authorities. During the three months ended September 30, 2001 we reached an agreement with the IRS that settles the proposed adjustments from the audit of our 1996 and 1997 Federal Income Tax Returns. Under the settlement agreement, the IRS will disallow 20% of the research and development expense credits claimed in the 1996 and 1997 Federal Income Tax Returns. This settlement does not have a significant impact on our business, operating results or financial condition and does not alter our expected 37% effective tax rate for 2001.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Revenues

         Total revenues for the nine months ended September 30, 2001 were $146.4 million, an increase of 14% over the $128.8 million reported in the nine months ended September 30, 2000. Revenues consist of product revenues and consulting services revenues which represented 52% and 48%, respectively, of total revenues during the nine months ended September 30, 2001, as compared with 55% and 45%, respectively during the nine months ended September 30, 2000.

Product Revenues

         Software Licenses. Software license revenues for the nine months ended September 30, 2001 decreased 2% to $47.9 million $48.8 million in the nine months ended September 30, 2000. The results for the nine months ended September 30, 2001 include the favorable impact of $2.2 million in software license revenues from the E3 product line that was acquired on September 7, 2001 and an additional quarter of software license revenues from the Intactix product line that was acquired in April 2000. Weakening economic conditions and the September 11 attack have adversely impacted sales of our AS/400-based merchandise management and planning systems during the nine months ended September 30, 2001. In addition, sales of our In-Store Systems have been adversely impacted as we believe mid-tier specialty retailers may be reluctant during the current economic slowdown to make the substantial infrastructure investment that generally accompanies the implementation of new store systems. Analytic and optimization products such as E3 and NeoVista Decision Series appear to be less affected by the economic slowdown as they can enable our customers to lower their inventory levels and may provide a quicker return on investment than products in other categories. Software license revenues represented 33% of total revenues for the nine months ended September 30, 2001 compared to 38% in the comparable nine-month period of 2000. Domestic software license revenues for the nine months ended September 30, 2001, excluding E3, were flat compared to the first nine months of 2000. International software license revenues for the nine months ended September 30, 2001, excluding E3, decreased 14% compared to the first nine months of 2000, primarily due to a decrease in software license sales in the Asia/Pacific region. The Asia/Pacific region reported record results in 2000, primarily as a result of sales to tier-one customers in Japan and Australia.

         Maintenance Services. Maintenance services revenues for the nine months ended September 30, 2001 increased 31% to $28.1 million from $21.5 million in the nine months ended September 30, 2000. The results for the nine months ended September 30, 2001 include the favorable impact of $672,000 in maintenance services revenues from the E3 product line that was acquired on September 7, 2001, an additional quarter of maintenance revenues from the Intactix product line that was acquired in April 2000, and an increase in maintenance revenues resulting from a larger software license install base in all of our product lines. Maintenance services revenues represented 19% of total revenues in the nine months ended September 30, 2001 compared to 17% in the comparable nine-month period of 2000.

Consulting Services

         Consulting services revenues for the nine months ended September 30, 2001 increased 20% to $70.5 million from $58.6 million in the nine months ended September 30, 2000. The results for the nine months ended September 30, 2001 include the favorable impact of $522,000 in consulting services revenues from the E3 product line that was acquired on September 7, 2001 and an increase in consulting services revenues resulting from the increase in new software licenses sales during 2000. Consulting services revenues typically lag software license revenues by as much as one year. Consulting services revenues represented 48% of total revenues in the nine months ended September 30, 2001 compared to 45% in the first nine months of 2000.

Business Segment Revenues

         Total revenues in our Retail Enterprise Systems business segment increased 15% to $113.9 million in the nine months ended September 30, 2001 from $99.1 million in the nine months ended September 30, 2000. Software license revenues in our Retail Enterprise Systems business segment increased 3% in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 primarily as a result of $2.2 million in software license revenues from the E3 product line, increased acceptance of the ODBMS application by tier-one customers, and an additional quarter of Intactix software license sales to retail customers, offset in part by decreased sales of certain analytic applications. Maintenance services revenues for Retail Enterprise Systems increased 24% in the nine months ended September 30, 2001 compared to 2000 as a result of our increased software license install base and an additional quarter of Intactix maintenance services revenues. Consulting services revenues in this segment increased 21% in the first nine months of 2001 compared to 2000 due to the increase in new software license sales during 2000 and improved utilization rates.

         Total revenues in our In-Store Systems business segment decreased 14% to $17.5 million in the nine months ended September 30, 2001 from $20.3 million in the nine months ended September 30, 2000. The decrease includes a 53% decrease in software license revenues in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Maintenance services revenues for In-Store Systems increased 21% in the nine months ended September 30, 2001 compared to 2000 as a result of our increased software license install base. Consulting services revenues in this segment increased 13% in the nine months ended September 30 2001 compared to 2000 due to the increase in new software license sales we experienced during 2000.

         Total revenues in our Collaborative Solutions business segment increased 61% to $15.0 million in the nine months ended September 30, 2001 from $9.3 million in the nine months ended September 30, 2000. The increase in total revenues results primarily from the additional quarter of new software license sales, maintenance services and consulting services revenues from the Intactix product line that was acquired in April 2000 and $692,000 in service revenues from the E3 product line that was acquired on September 7, 2001.

Geographic Revenues

         Total revenues in the United States increased 15% to $82.3 million in the nine months ended September 30, 2001 from $71.5 million in the nine months ended September 30, 2000. The increase results primarily from the favorable impact of $1.9 million in revenues from the E3 product line and increased software license, maintenance services and consulting services revenues from the Retail Enterprise Systems and Collaborative Solutions business segments, offset in part by a decrease in software licenses in the In-Store Systems business segment.

         Total revenues in Northern Europe increased 18% to $26.0 million in the nine months ended September 30, 2001 from $22.1 million in the nine months ended September 30, 2000. The increase results primarily from the favorable impact of $1.0 million in revenues from the E3 product line and increased software license sales and maintenance services revenues in all business segments, offset in part by a decrease in consulting services revenues in the In-Store Systems business segment.

         Total revenues in Southern Europe increased 15% to $6.1 million in the nine months ended September 30, 2001 from $5.3 million in the nine months ended September 30, 2000. The increase results primarily from increased sales of software licenses and related maintenance services and consulting services revenues in all product categories except the Arthur Suite.

         Total revenues in Asia/Pacific increased 2% to $19.2 million in the nine months ended September 30, 2001 from $18.8 million in the nine months ended September 30, 2000. The increase results primarily from increased maintenance and consulting services revenues related to ongoing Retail Enterprise Systems implementations in Japan and Australia, offset in part by a decrease in software license sales in all business segments and other countries in the region.

         Total revenues in Canada increased 39% to $7.3 million in the nine months ended September 30, 2001 from $5.3 million in the nine months ended September 30, 2000. The increase results primarily from an increase in software license sales and related maintenance services and consulting services revenues from the Retail Enterprise Systems business unit, offset in part by a decrease in software license revenues from the In-Store Systems business segment.

         Total revenues in Latin America increased 4% to $7.5 million in the nine months ended September 30, 2001 from 7.2 million in the nine months ended September 30, 2000. The increase results primarily from the favorable impact of $327,000 in software license revenues from the E3 product line and increases in maintenance and consulting services revenues from ongoing Retail Enterprise Systems implementations, offset in part by a decrease in Retail Enterprise Systems software license revenues.

Cost of Product Revenues

         Cost of Software Licenses. Cost of software licenses was $1.8 million, or 4% of software license revenues for the nine months ended September 30, 2001 compared to $2.4 million, or 5% of software license revenues in the nine months ended September 30, 2000. The decrease results from fewer software products sold in the nine months ended September 30, 2001 that incorporate functionality from third party software providers and require the payment of royalties.

         Cost of Maintenance Services. Cost of maintenance services increased 32% to $7.7 million in the nine months ended September 30, 2001 from $5.8 million in the nine months ended September 30, 2000. The increase results from the acquisition of E3 on September 7, 2001 and the addition of headcount in the customer support function during the nine-month period of 2001 to support our growing installed client base.

Cost of Consulting Services

         Cost of consulting services increased 7% to $51.6 million in the nine months ended September 30, 2001 from $48.1 million in the nine months ended September 30, 2000. The increase results in part from the acquisition of E3 on September 7, 2001. In addition, we added full-time employees to our consulting services group in the nine months ended September 30, 2001 compared to 2000 to support the increased demand for consulting services resulting from increased sales of new software licenses during 2000. We also incurred higher costs for outside contractors in the Asia/Pacific region during the nine months ended September 30, 2001, and higher travel and training costs.

Gross Profit

         Gross profit for the nine months ended September 30, 2001 increased 18% to $85.3 million from $72.6 million in the nine months ended September 30, 2000. This increase results from higher consulting margins and a $6.6 million increase in maintenance services revenues, offset in part by the decrease in software license revenues. Gross profit, as a percentage of total revenues, increased to 58% in the nine months ended September 30, 2001 from 56% in the nine months ended September 30, 2000. Consulting services margins increased from 18% to 27% in the in the nine months ended September 30, 2001 compared to 2000 primarily as a result of improved utilization rates due to the realignment of resources within the consulting services organization to reflect changes in product and geographic demands.

Operating Expenses

         Product Development. Product development expenses for the nine months ended September 30, 2001 increased 17% to $24.4 million from $20.9 million in the nine months ended September 30, 2000. Product development expense as a percentage of total revenues was 17% in the nine months ended September 30, 2001 compared to 16% in the nine months ended September 30, 2000. The increase in product development expense results primarily from the acquisitions of Intactix in April 2000, Zapotec in February 2001, NeoVista in June 2001 and E3 on September 7, 2001.

         Sales and Marketing. Sales and marketing expenses for the nine months ended September 30, 2001 increased 24% to $26.0 million from $21.1 million in the nine months ended September 30, 2000. Sales and marketing expense as a percentage of total revenues was 18% in the nine months ended September 30, 2001 compared to 16% in the nine months ended September 30, 2000. The increase in sales and marketing expenses results from the acquisition of E3 on September 7, 2001, an 11% increase in quota carrying sales representatives, higher commissions as a percentage of software license revenues, and higher average travel costs.

         General and Administrative. General and administrative expenses for the nine months ended September 30, 2001 increased 21% to $18.2 million from $15.0 million in the nine months ended September 30, 2000. The increase in general and administrative expense results from the acquisition of E3 on September 7, 2001, additional full-time employees and outside contractors involved in the development and maintenance of our internal information systems, and higher legal and bad debt costs. General and administrative expense, as a percentage of total revenues, was 12% in each of the nine-month periods.

         Amortization of Intangibles. Amortization of intangibles for the nine months ended September 30, 2001 increased 22% to $5.8 million from $4.7 million in the nine months ended September 30, 2000. The results for the nine months ended September 30, 2001 include an additional quarter of amortization related to goodwill and other intangibles recorded in connection with the acquisition of Intactix in April 2000 and new amortization related to the acquisitions of Zapotec in February 2001, NeoVista in June 2001 and E3 on September 7, 2001.

         Purchased In-process Research and Development. We expensed $161,000 of purchased in-process research and development in the first quarter of 2001, and recorded a related tax benefit of $60,000 in connection with the acquisition of Zapotec in February 2001. In addition, we expensed $2.2 million of purchased in-process research and development in the third quarter of 2001, and recorded a related tax benefit of $814,000 in connection with the acquisition of E3 on September 7, 2001. We expensed $200,000 of purchased in-process research and development in the second quarter of 2000, and recorded a related tax benefit of $78,000 in connection with the acquisition of Intactix in April 2000.

         Restructuring, Asset Disposition and Other Charges. We recorded restructuring and other charges of $749,000 during the first quarter of 2001. The restructuring initiatives involved a workforce reduction of 32 full-time employees in certain implementation service groups, product development activities, sales and marketing, and administrative functions in the United States, Europe, Canada, and Latin America. All workforce reductions associated with this charge were made on or before March 31, 2001. Other charges consist of the write-off of certain merger and acquisition costs related to a potential acquisition that was abandoned. A similar restructuring and asset disposition charge of $828,000 was recorded during the first quarter of 2000. This restructuring initiative involved a workforce reduction of 65 full-time employees in certain implementation service groups and administrative functions in the United States, Europe and Canada. We believe this reduction helped stabilize service margins, optimized our labor resources in these geographic regions, and freed up funds for investment in staff that support higher growth product lines, including the Arthur Suite and our e-commerce initiatives. All workforce reductions associated with this charge were made on or before March 31, 2000.

Operating Income (Loss)

         Operating income in our Retail Enterprise Systems business segment increased 38% to $26.6 million in the nine months ended September 30, 2001 from $19.3 million in the nine months ended September 30, 2000. The increase results primarily from increases in software licenses, maintenance and consulting services revenues, offset in part by an increase in sales and marketing expense.

         Operating income in our In-Store Systems business segment decreased 61% to $2.8 million in the nine months ended September 30, 2001 from $7.3 million in the nine months ended September 30, 2000. The decrease results primarily from a 53% decrease in software license sales and an increase in product development expense for the Store Portals applications, offset in part by increased maintenance and consulting services revenues.

         Operating income in our Collaborative Solutions business segment increased 36% to $5.5 million in the nine months ended September 30, 2001 from $4.1 million in the nine months ended September 30, 2000. The Collaborative Solutions business segment did not exist prior to the second quarter of 2000 and the increase in operating income in the first nine months of 2001 compared to 2000 results primarily from incremental sales of software licenses, maintenance and consulting services related to the Intactix product line that was acquired in April 2000. The acquisition of the Intactix product line provided us with an additional client base of 2,500 manufacturers and wholesalers and a new market for business-to-business collaborative planning between the retailers and their suppliers.

Provision for Income Taxes

         Our effective income tax rate reflects statutory federal, state and foreign tax rates, partially offset by reductions for research and development expense tax credits. From time to time, we may be subject to audit by federal, state and/or foreign taxing authorities. During September 2001 we reached an agreement with the IRS that settles the proposed adjustments from the audit of our 1996 and 1997 Federal Income Tax Returns. Under the settlement agreement, the IRS will disallow 20% of the research and development expense credits claimed in the 1996 and 1997 Federal Income Tax Returns. This settlement does not have a significant impact on our business, operating results or financial condition and does not alter our expected 37% effective tax rate for 2001.

Liquidity and Capital Resources

         Since our inception, we have financed our operations primarily through cash generated from operations and public sales of equity securities. We had working capital of $87.2 million at September 30, 2001 compared with $112.8 million at December 31, 2000. Cash and marketable securities at September 30, 2001 were $57.4 million, a decrease of $19.2 million from the $76.6 million reported at December 31, 2000. Working capital and our cash and marketable securities balance decreased in the nine months ended September 30, 2001 as a result of the cash expended to purchase Zapotec in February 2001, NeoVista in June 2001 and E3 on September 7, 2001.

         Operating activities provided cash of $20.7 million and $5.5 million in the nine months ended September 30, 2001 and 2000, respectively. Cash provided from operating activities in the nine months ended September 30, 2001 includes net income of $6.4 million, $11.8 million of depreciation and amortization, $2.9 million in provision for doubtful accounts, the write-off of $2.4 million of purchased in-process research and development, offset in part by a $3.8 million increase in accounts receivable and a $1.7 million decrease in accounts payable. Cash provided from operating activities in the nine months ended September 30, 2000 includes net income of $7.9 million, $10.8 million of depreciation and amortization, $2.5 million in provision for doubtful accounts, offset in part by a $14.7 million increase in accounts receivable and a $1.9 million increase in prepaid expenses other current assets. We had net receivables of $60.2 million, or 108 days sales outstanding (“DSOs”) at September 30, 2001 compared to $54.4 million, or 114 DSOs at December 31, 2000, and $49.9 million, or 103 DSOs at September 30, 2000. The increase in DSOs at September 30, 2001 compared to third quarter 2000 is primarily due to the short term negative impact of the E3 acquisition near the end of the third quarter 2001 with only three weeks of revenue to cover all existing receivables at the date of acquisition. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including seasonality, shifts in customer buying patterns, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.

         Investing activities utilized cash of $22.0 million and $21.5 million in the nine months ended September 30, 2001 and 2000, respectively. Cash utilized by investing activities in the nine months ended September 30, 2001 includes the net maturity of $14.3 million of marketable securities, offset by $4.9 million in capital expenditures, the issuance of a $3.5 million promissory note receivable, and $28.5 million in cash payments for the acquisitions of Zapotec, NeoVista, and E3. Cash utilized by investing activities in the nine months ended September 30, 2000 includes the net maturity of $5.6 million of marketable securities, offset by $4.9 million in capital expenditures and $23.1 million in net cash payments for the acquisition of Intactix.

         Financing activities utilized cash $2.7 million in the nine months ended September 30, 2001 and provided cash of $5.6 million in the nine months ended September 30, 2000. The activity in both periods includes proceeds from the issuance of common stock and related tax benefits under our stock option and employee stock purchase plans. In addition, the activity for the nine months ended September 30, 2001 includes the repurchase of 76,500 shares of our outstanding stock for $875,000 under our stock repurchase program and the payoff of $8.2 million in borrowings under lines of credit, notes payable, and long-term debt assumed in connection with the acquisition of E3. We have repurchased 239,000 shares of our common stock since the inception of the stock repurchase program which expired in October 2001.

         Changes in the currency exchange rates of our foreign operations had the effect of reducing cash by $900,000 and $859,000 in the nine months ended September 30, 2001 and 2000, respectively. We did not enter into any foreign exchange contracts or engage in similar hedging strategies during the nine months ended September 30, 2001 and 2000.

         We believe there are opportunities to grow our business through the acquisition of complementary and synergistic companies, products and technologies. We look for acquisitions that can be readily integrated and accretive to earnings, although we may pursue non-accretive acquisitions that appear strategically important. We believe the general size of cash acquisitions we would currently consider to be in the $5 million to $30 million range. On February 5, 2001, we acquired certain assets of Zapotec Software, Inc. for $1.2 million in cash, and assumed certain trade and other liabilities and specific acquisition related liabilities for consulting and maintenance obligations under assumed contracts. On June 26, 2001, we acquired certain assets of Accrue Software, Inc., including the NeoVista Decision Series, for $4.9 million in cash. On September 7, 2001, we acquired all the outstanding stock of E3 Corporation for $19.8 million in cash and the exchange of 1,600,080 shares of our unregistered common stock for all of the outstanding stock of E3. These acquisitions were accounted for as purchases, and accordingly, the operating results of each have been included in our consolidated financial statements from the date of closing. Any material acquisition could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid. In addition, any material acquisitions of complementary or synergistic companies, products or technologies could require that we obtain additional equity or debt financing.

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

Certain Risks

         Our Operating Results May Fluctuate Significantly Which Could Adversely Affect the Price of Our Stock. Our quarterly operating results have varied and are expected to continue to vary in the future. If our quarterly operating results fail to meet management’s projections or analysts’ expectations, the price of our stock could decline. Many factors may cause these fluctuations, including:

•	demand for our software products and services, including the size and timing of individual contracts and our ability to recognize revenue currently with respect to contracts signed in the quarter, particularly with respect to our significant customers;

•	changes in the length of our sales cycle;

•	competitive pricing pressures;

•	customer order deferrals resulting from the anticipation of new products, economic uncertainty, disappointing operating results by the customer, or otherwise;

•	the timing of new software product introductions and enhancements to our software products or those of our competitors, and market acceptance of our new software products;

•	changes in our operating expenses;

•	changes in the mix of domestic and international revenues, or expansion or contraction of international operations;

•	our ability to complete fixed price consulting contracts within budget;

•	employee hiring and retention;

•	foreign currency exchange rate fluctuations;

•	integration issues association with newly acquired businesses;

•	lower-than-anticipated utilization in our consulting services group as a result of reduced levels of software sales, reduced implementation times for our products, or other reasons; and

•	general industry and economic conditions or terrorist activities such as the September 11 attack, that could negatively impact the industry, our customers’ ability to pay for our products and services and which could potentially lead to an increased number of bankruptcy filings and/or bad debt charges.

         We believe it is likely that in some future quarter our operating results will vary from the expectations of public market analysts or investors. If this happens, or if adverse conditions prevail, or are perceived to prevail, with respect to our business or generally, the price of our common stock may decline. Significant fluctuations have included, or may include in the future, the following:

•	A Decline in Overall Demand for Our Products or Services. We have in the past experienced a decline in overall demand for our products we believe as a result of delayed purchasing decisions related to the millennium change, external and internal marketing issues, increased competition, longer sales cycles, a limited number of referenceable implementations in the early years of product release, and certain design and stability issues in earlier versions of our products, and/or lack of desired feature and functionality. We are concerned about the consolidations within the retail industry, weakening economic conditions and the disappointing results of retailers in certain of our geographic regions, including the United States where we have seen the impact of the recession. Macroeconomic factors and disappointing operating results in the retail industry may continue to result in elongated selling cycles and reduced demand for our products. In the quarter ended September 30, 2001 we identified several software license transactions that were delayed or suspended as a direct result of the September 11 attack. We cannot be certain those transactions will be concluded. In addition, residual or ongoing concerns about terrorism may affect retailers’ operating results which could, in turn, affect demand for our products and services.

•	Fluctuating Gross Margins. Because the gross margins on product revenues (software licenses and maintenance services) are significantly greater than the gross margins on consulting services, our combined gross margin has fluctuated from quarter to quarter, and it may continue to fluctuate significantly based on revenue mix and consulting services utilization rates. Consulting services revenues are to a significant extent dependent upon new software license sales. In the event software license revenues fail to meet our expectations or there is a decline in demand for our software or services, our consulting services revenues would be adversely impacted.

•	Timing of Software Sales. Software license revenues in any quarter depend substantially upon contracts signed and the related shipment of software in that quarter. It is therefore difficult for us to predict revenues. Because of the timing of our sales, we typically recognize a substantial amount of our software license revenues in the last weeks or days of the quarter, and we generally derive a significant portion of our quarterly software license revenues from a small number of relatively large sales. It is difficult to forecast the timing of large individual software license sales with a high degree of certainty. Accordingly, large individual sales have sometimes occurred in quarters subsequent to when we anticipated. We expect that the foregoing trends will continue. If we receive any significant cancellation or deferral of customer orders, or we are unable to conclude license negotiations by the end of a fiscal quarter, our operating results may be lower than anticipated. In addition, any weakening or uncertainty in the economy may make it more difficult for us to predict quarterly results in the future, and could negatively impact our business, operating results and financial condition for an indefinite period of time.

•	Managing Expense Levels. Our expense levels are based on our expectations of future revenues. Since software license sales are typically accompanied by a significant amount of consulting and maintenance services, the size of our services organization must be managed to meet our anticipated software license revenues. As a result, we hire and train service personnel and incur research and development costs in advance of anticipated software license revenues. If software revenues fall short of our expectations, or if we are unable to fully utilize our service personnel, our operating results are likely to decline because a significant portion of our expenses cannot be quickly reduced to respond to any unexpected revenue shortfall.

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

         We also believe that the retail industry may be consolidating and that the industry is currently experiencing increased competition and weakening economic conditions that could negatively impact the industry, our customers’ ability to pay for our products and services and which have and could potentially lead to an increased number of bankruptcy filings. Such consolidation and weakening economic conditions have in the past, and may in the future, negatively impact our revenues, reduce the demand for our products and may negatively impact our business, operating results and financial condition. Currently, weakening economic conditions and the September 11 attack have adversely impacted sales of our AS/400-based merchandise management and planning systems during the nine months ended September 30, 2001. In addition, sales of our In-Store Systems have been adversely impacted as we believe mid-tier specialty retailers may be reluctant during the current economic slowdown to make the substantial infrastructure investment that generally accompanies the implementation of new store systems.

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

         We Have Only Deployed Certain of Our Software Products On a Limited Basis, and Have Not Yet Deployed Some Software Products that are Important to our Future Growth. Certain of our software products, including MMS.com, Internet Portals and certain modules of Affinity, have been commercially released within the last year. Other modules of our Affinity and Intellect products, as well as the client-server version of the ETrim product, are still in beta or under development. In addition, we have only recently announced our intentions to develop or acquire a series of business-to-business e-commerce solutions, including products in furtherance of our pursuit of the market for collaborative planning, forecasting and replenishment solutions. The markets for these products are new and evolving, and we believe that retailers may be cautious in adopting web-based and other new technologies. Consequently, we cannot predict the growth rate, if any, and size of the markets for our e-commerce products or that these markets will continue to develop. Potential and existing customers may find it difficult, or be unable, to successfully implement our e-commerce products, or may not purchase our products for a variety of reasons, including their inability or unwillingness to deploy sufficient internal personnel and computing resources for a successful implementation. In addition, we must overcome significant obstacles to successfully market our newer products, including limited experience of our sales and consulting personnel. If the markets for our newer products fail to develop, develop more slowly or differently than expected or become saturated with competitors, or if our products are not accepted in the marketplace or are technically flawed, our business, operating results and financial condition will decline.

         There Are Risks Associated With Introducing New Lines of Business. We may from time to time introduce new lines of business, such as our recently introduced hardware reselling and ASP strategies, that are outside our traditional focus on software licenses and related maintenance and implementation services. Introducing new lines of business involves a number of uncertainties, including, but not limited to, a lack of internal resources and expertise to operate and grow such new lines of business, immature internal processes and controls, inexperience predicting revenue and expenses for the new line of business, and the possibility that such new lines of business will divert management attention and resources from our traditional business. The inability of management to effectively and efficiently develop and operate these new lines of business could have a material adverse effect on our business, operating results and financial condition. Moreover, we may not be able gain acceptance of any new lines of business in our markets, penetrate new markets successfully, or obtain the anticipated or desired benefits of such new lines of business.

         There Are Many Risks Associated with International Operations. Our international revenues represented 45% of total revenues in the nine months ended September 30, 2001 as compared to 48% and 46% in fiscal 2000 and 1999, respectively. If our international operations grow, we must recruit and hire a number of new consulting, sales and marketing and support personnel in the countries we have or will establish offices. Our entry into new international markets typically requires the establishment of new marketing and distribution channels as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. The opening of our new offices typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire or that we will be successful at hiring, training or retaining such personnel. In addition, we cannot assure you that we will be able to successfully expand our international operations in a timely manner which could negatively impact our business, operating results and financial condition.

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

         Our Markets Are Highly Competitive. The markets for our software products are highly competitive. We believe the principal competitive factors are price, feature and functionality, product reputation and referenceable accounts, retail industry expertise, e-commerce capabilities and quality of customer support. We encounter competitive products from a different set of vendors in each of our primary product categories. Our Retail Enterprise Systems compete with internally developed systems and with third-party developers such as Essentus, Inc., GERS, Inc., i2 Technologies’ Makaro product line, Marketmax, Inc., Microstrategy, NONSTOP Solutions, nsb Retail Systems PLC, Radius PLC, Retek, Inc., SAP AG, and SVI Holdings, Inc. In addition, new competitors may enter our markets and offer merchandise management systems that target the retail industry.

         The competition for our In-Store Systems is more fragmented than the competition for our Retail Enterprise Systems. We compete with major hardware equipment manufacturers such as ICL, NCR and IBM, as well as software companies such as CRS Business Computers, Datavantage, Inc., nsb Retail Systems PLC, and Triversity. Our current Collaborative Solutions compete with products from Marketmax, Inc., NONSTOP Solutions, AC Nielsen Corporation, and Information Resources, Inc. In the market for consulting services, we have pursued a strategy of forming informal working relationships with leading retail systems integrators such as Ernst & Young and PriceWaterhouseCoopers. These integrators, as well as independent consulting firms such as CAPGemini, Kurt Salmon Associates, IBM Global Services, AIG Netplex, CFT Consulting, Lakewest Consulting, SPL and ID Applications, also represent competition to our consulting services group.

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

         We offer a combination of software products, consulting and maintenance services to our customers. Typically, we enter into service agreements with our customers that provide for consulting services on a “time and expenses” basis. Certain clients have asked for, and we have from time to time entered into, fixed-price service contracts. We believe fixed-price service contracts will increasingly be offered by our competitors to differentiate their product and service offerings and may be a necessary condition if we increase our presence with tier-one customers. As a result, we may enter into more fixed-price contracts in the future. If we are unable to meet our contractual obligations under fixed-price contracts within our estimated cost structure, our operating results could suffer.

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

         We May Have Difficulty Integrating Acquisitions. We continually evaluate potential acquisitions of complementary businesses, products and technologies, including those that are significant in size and scope. In pursuit of our strategy to acquire complementary products, we completed the acquisition of the assets of Zapotec Software, Inc. on February 5, 2001 and the NeoVista Decision Series from Accrue Software, Inc. on June 26, 2001, and the acquisition of all the common stock of E3 Corporation on September 7, 2001. Acquisitions involve a number of special risks, including the inability to obtain, or meet conditions imposed for governmental approvals for the acquisition, diversion of management’s attention to the assimilation of the operations and personnel of acquired businesses, the predictability of costs related to the acquisition and the integration of acquired businesses, products, technologies and employees into our business and product offerings. Achieving the anticipated benefits of any acquisition will depend, in part, upon whether integration of the acquired business, products, technology, or employees is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The difficulties of such integration may be increased by the necessity of coordinating geographically disparate organizations, the complexity of the technologies being integrated, and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. The inability of management to successfully integrate any acquisition that we may pursue, and any related diversion of management’s attention, could have a material adverse effect on our business, operating results and financial condition. Moreover, there can be no assurance that any products acquired will gain acceptance in our markets, that we will be able to penetrate new markets successfully or that we will obtain the anticipated or desired benefits of such acquisitions. Also, acquired products may contain defects of which we are unaware. Any acquisition that we pursue or consummate could result in the incurrence of debt and contingent liabilities, goodwill and other intangibles, purchased research and development expense, other acquisition-related expenses and the loss of key employees, any of which could have a material adverse effect on our business, operating results and financial condition.

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

         Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 45% of our total revenues in the nine months ended September 30, 2001, as compared with 46% in the nine months ended September 30, 2000. In addition, the identifiable net assets of our foreign operations totaled 25% of consolidated assets at September 30, 2001 and 18% at December 31, 2000. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting unrealized foreign currency exchange losses of $3.2 million in the nine months ended September 30, 2001, as compared with $1.5 million and $557,000 in fiscal 2000 and 1999, respectively. We have not engaged in foreign currency hedging transactions. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net assets as of September 30, 2001, to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the September 30, 2001 rates would result in a currency translation loss of $2.3 million before tax.

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

         Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to a change in interest rates. We hold our investment securities for purposes other than trading. The fair value of securities held at September 30, 2001 was $1.5 million, which is approximately the same as amortized cost, with interest rates generally ranging between 4% and 6%.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders:

         Not applicable

Item 5. Other Information

         Not applicable.

Item 6. Exhibits and Reports on Form 8-K:

         (a)  Exhibits: See Exhibit Index

         (b)  Reports on Form 8-K:

         We filed a Form 8-K dated September 7, 2001 with the Securities and Exchange Commission on September 21, 2001 to announce the acquisition of E3 Corporation for $20 million in cash and the exchange of 1,600,080 shares of our unregistered common stock for all of the outstanding stock of E3 Corporation. The acquisition was accounted for as a purchase, and accordingly, the operating results of E3 Corporation have been included in our consolidated financial statements from the date of acquisition.

JDA SOFTWARE GROUP, INC.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDA SOFTWARE GROUP, INC.

Dated: November 13, 2001	By: /s/ Kristen L. Magnuson Kristen L. Magnuson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #		Description of Document

2.1**	—	Asset Purchase Agreement dated as of June 4, 1998, by and among JDA Software Group, Inc., JDA Software, Inc. and Comshare, Incorporated.

2.2##	—	Asset Purchase Agreement dated as of February 24, 2000, by and among JDA Software Group, Inc., Pricer AB, and Intactix International, Inc.

2.3###	—	Agreement and Plan of Reorganization dated as of September 7, 2001, by and among JDA Software Group, Inc., E3 Acquisition Corp., E3 Corporation and certain shareholders of E3 Corporation.

3.1***	—	Second Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated June 12, 1998.

3.2***	—	First Amended and Restated Bylaws.

4.1*	—	Specimen Common Stock certificate.

4.2*(1)	—	Stock Redemption Agreement among the Company, James D. Armstrong and Frederick M. Pakis dated March 30, 1995.

10.1*(1)	—	Form of Indemnification Agreement.

10.2*(1)	—	1995 Stock Option Plan, as amended, and form of agreement thereunder.

10.3•••(1)	—	1996 Stock Option Plan, as amended.

10.4*(1)	—	1996 Outside Directors Stock Option Plan and forms of agreement thereunder.

10.5***(1)	—	Employment Agreement between James D. Armstrong and JDA Software, Inc. dated January 1, 1998.

10.8#(1)	—	1998 Nonstatutory Stock Option Plan.

10.9#(1)	—	1998 Employee Stock Purchase Plan.

10.10†	—	1999 Employee Stock Purchase Plan.

10.11***	—	Lease Agreement between Opus West Corporation and JDA Software Group, Inc. dated April 30, 1998, together with First Amendment dated June 30, 1998.

10.12**	—	Software License Agreement dated as of June 4, 1998 by and between Comshare, Incorporated and JDA Software, Inc.

10.14••(2)	—	Value-Added Reseller License Agreement for Uniface Software between Compuware Corporation and JDA Software Group, Inc. dated April 1, 2000.

10.15*(1)	—	JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 1995.

10.17***(1)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and Kristen L. Magnuson, amending certain stock options granted to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on September 11, 1997 and January 27, 1998.

10.18††(1)	—	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the From of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement)

10.19†††(1)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.20•(1)(3)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

Exhibit #		Description of Document

10.21•(1)(3)	—	Form of Nonstatutory Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.22•(1)(4)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1995 Stock Option Plan

10.23•(1)(5)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan

10.24•(1)(6)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan

10.25••••	—	Secured Loan Agreement between JDA Software Group, Inc. and Silvon Software, Inc. dated May 8, 2001, together with Secured Promissory Note and Security Agreement.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

**	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1998, as filed on June 19, 1998.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.

†	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, as filed on August 19, 1999.

††	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998.

†††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed on November 13, 1998.

#	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, as filed on March 31, 1998.

##	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2000, as filed on March 1, 2000.

###	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2001, as filed on September 21, 2001.

•	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.

••	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, as filed on August 14, 2000.

•••	Incorporated by reference to the Company’s Annual Report of Form 10-K for the year ended December 31, 2000, as filed on April 2, 2001.

••••	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, as filed on August 14, 2001.

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(2)	Confidential treatment has been granted as to part of this exhibit.

(3)	Applies to James D. Armstrong.

(4)	Applies to Hamish N. Brewer and Gregory L. Morrison.

(5)	Applies to Hamish N. Brewer, Peter J. Charness, Scott D. Hines, Gregory L. Morrison and David J. Tidmarsh.

(6)	Applies to Senior Executive Officers with the exception of James D. Armstrong and Kristen L. Magnuson.