Form 10-K405
period 2001-12-31
JDA SOFTWARE GROUP INC
filed 2002-03-29
CIK 1006892

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Common Stock, $0.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      The approximate aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing sales price of such stock as reported by the NASDAQ Stock Market) on March 15, 2002 was $699,860,542. Excludes shares of common stock held by directors, officers and each person who holds 5% or more of the registrant’s common stock. Number of shares of common stock, $0.01 par value per share, outstanding as of March 15, 2002 was 27,917,480.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference

Portions of the Proxy Statement for the registrant’s 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K	Items 10, 11, 12 and 13 of Part III

      This Annual Report on Form 10-K contains forward-looking statements reflecting management’s current forecast of certain aspects of our future. It is based on current information that we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, numbers of personnel, strategic relationships with third parties, and strategy. The forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “intend,” “believe,” “should,” “would,” “could,” “anticipate” or other words that convey uncertainty of future events or outcomes. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Annual Report on Form 10-K, which you should read carefully. We would particularly refer you to the section under the heading “Certain Risks” for an extended discussion of the risks confronting our business. The forward-looking statements in this Annual Report on Form 10-K should be considered in the context of these risk factors.

PART I

Item 1.     Business

Overview

      We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, e-commerce, inventory optimization, and collaborative planning and forecasting requirements of the retail industry and its suppliers. Our solutions enable our customers to collect, manage, organize and analyze information throughout their retail enterprise, and to interact with suppliers and customers over the Internet at multiple levels within their organization. Our customers include more than 4,600 of the world’s leading retail, manufacturing, and wholesale organizations. We believe we have the largest retail customer installed base among our direct competitors, with over 1,200 retail customers in over 60 countries. Our customers include many of the world’s leading retail, manufacturing and wholesale organizations including AEON Company Ltd., Anheuser-Busch Companies, Carrefour, Coles Myer Ltd., Colgate-Palmolive, Dollar General Corporation, Energizer Holdings, Inc., The Estee Lauder Companies, Inc., Friskies PetCare UK Ltd., H. E. Butt Grocery Company, Michaels Stores, Office Depot International, Sodimac, Royal Ahold, N.V. Tesco and Wal-Mart. Our software solutions business is enhanced and supported by our retail specific professional services.

      We market our software solutions to approximately 3,350 retailers worldwide with annual sales of $100 million or more. Over 1,200 of these potential retail customers own at least one of our products. Our acquisitions of the Arthur Retail Business Unit (“Arthur”) in June 1998, Intactix International, Inc. (“Intactix”) in April 2000 and E3 Corporation (“E3”) in September 2001, expanded our client base to include more than 3,400 suppliers to the retail industry and added software applications that enable business-to-business collaborative planning, forecasting and replenishment (“CPFR”) between retailers and their suppliers. These acquisitions, together with the investments we’ve made over the past three years to increase the scalability of our products, have enabled us to pursue emerging growth opportunities in the retail supply chain and further expand our target markets to include 107 “Tier 1” multi-national retail organizations with annual sales in excess of $5 billion, and 30,750 suppliers to the retail industry.

Market Background

      Retail organizations and their suppliers continue to experience rapid change in the form of intensifying competition, fluctuating demand, evolving retail channels and increasing globalization. As a result, these businesses seek technology solutions to better manage their increasingly complex businesses, improve their operating efficiencies and financial performance, and strengthen their relationships with customers and suppliers. The accelerated growth in e-commerce on the Internet, together with the development of CPFR functionality and capability, provides opportunities to transform the way retailers interact with both their customers and suppliers. We believe that retailers will increasingly focus on business-to-business synchroniza-

tion and collaboration during 2002, and that enterprise integration and optimization will drive retailers’ business priorities. Further, we believe that collaboration will become increasingly important for users to handle demand and supply constraints and that collaboration will ultimately evolve into a fundamental capability rather than an application category.

      Recently, the retail industry appears to have maintained its historic level of investment in information technology (“IT”) at between 1% and 2% of its total revenues in IT and related services. AMR Research, a leading business technology advisor, projects that retail application software and service spending will increase to $11.8 billion in 2004 from $2.9 billion in 2000, and that IT spending in the retail industry, as a percentage of total revenues, will increase by 1% in 2002 and 2% in 2003. AMR Research believes the potential growth of IT spending within the retail industry may be influenced by various factors including (1) the anticipation of an economic recovery, (2) regained consumer confidence and spending, (3) a demonstration of value gained by early adopters of packaged application software, and (4) the need to drive quantifiable benefits such as enhanced revenues and profitability.

      Retailers require sophisticated software solutions in order to make effective business decisions. These solutions must:

•	reduce operating costs through improved inventory management and distribution;

•	efficiently handle large volumes of transactions;

•	reliably provide data integrity and security;

•	handle peak load and seasonal requirements;

•	permit decentralized decision making processes while centralizing purchasing and other administrative functions;

•	facilitate timely and cost effective collection, organization, distribution and analysis of data throughout a retail organization;

•	enable business-to-business and business-to-consumer e-commerce; and

•	allow retailers to collaborate with their suppliers and interact with their customers over the Internet.

      In addition, global retailers require software solutions that support the specialized requirements of international business, including local language support, multiple currencies including the Euro, import/export costing and foreign tax and regulatory requirements.

JDA Solutions

      We are the leading provider of comprehensive, integrated software solutions specifically designed for the retail industry. We have developed and marketed our Retail Enterprise Systems and In-Store Systems to retailers for over 17 years, and our installed base of over 1,200 retail customers is comprised of many of the world’s leading retail organizations. In addition, our Collaborative Solutions have been installed in more than 3,400 suppliers to the retail industry, enabling them to collaborate with their retailer customers to improve their supply chain management and business processes. We offer a wide range of retail specific professional services to help clients rapidly achieve the benefits of our solutions, including project management, system planning, design and implementation, custom configurations, training and support services.

      We have organized our business segments around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry:

      Retail Enterprise Systems. The modern retail enterprise is required to rapidly collect, organize, distribute and analyze information throughout its organization. Our Retail Enterprise Systems include corporate level merchandise management, planning and forecasting systems that enable retailers to optimize their inventory control, product mix, pricing and promotional strategies, automate demand forecasting and replenishment, and enhance the productivity and accuracy of warehouse processes. In addition, Retail Enterprise Systems include a comprehensive set of tools for analyzing business results and trends, tracking customer shopping patterns, space management, trade allowance and promotional program management, and monitoring strategic plans and tactical decisions.

      In-Store Systems. Store-level personnel require systems that enhance and facilitate the retailer’s direct interaction with the customer, and integrate the store-level operations into the overall business processes of the organization. Our In-Store Systems include point-of-sale, e-commerce and back office applications that enable a retailer to capture, analyze and transmit sales and other operational information to corporate level merchandise management systems using hand-held radio frequency devices, point of sale workstations or via the Internet. In-Store Systems also include Store Portals that provide retailers with the ability to access enterprise information on their merchandise management systems, via the Internet, and to execute associated processes to support their store operations.

      Collaborative Solutions. Retailers and their suppliers increasingly seek to collaboratively organize and synchronize their business processes. Our Collaborative Solutions include applications that enable business-to-business collaborative planning, forecasting and replenishment (“CPFR”) between retailers and their suppliers. Collaborative Solutions, which currently include portions of our Retail Enterprise Systems applications as well as collaboration specific applications, optimize the sharing of plans and information between trading partners, and supply chain decisions in such areas as inventory replenishment, marketing/ promotions, sales planning/ execution and category management.

      Our software products and services are designed to provide the following benefits:

      Broad Set of Solutions for the Retail Demand Chain. We offer a large suite of software solutions (the “JDA Portfolio”) that address the requirements of retailers and their suppliers. We believe the JDA Portfolio is comprised of the broadest set of retail industry solutions available. Our products link point-of-sale level information with the centralized merchandising, planning and financial functions that ultimately affect decisions with suppliers and vendors. Our solutions are built specifically to address the unique scalability requirements of the retail industry and function seamlessly with each other, enabling greater speed and data integrity. In addition, our products may be easily configured by clients to meet their specialized and evolving needs.

      Enhanced Decision Making and Responsiveness to Consumer Demands. The JDA Portfolio solutions help retailers better understand and fulfill consumer demands while improving operational efficiency. Our products enable vast amounts of consumer, sales and inventory data to be rapidly collected, organized, distributed and analyzed. Retailers and their suppliers can explore “what if” merchandising plans, track and analyze performance, business results and trends, monitor strategic plans, and quickly adjust to changes in consumer purchasing patterns. The JDA Portfolio solutions also allow our customers to reduce their inventory exposure while offering the consumer a more compelling mix of products at strategically planned prices.

      Improved Inventory Management. The JDA Portfolio solutions enable our customers to continuously monitor and reduce inventory levels, achieve higher gross margins, improve their inventory turnover rates and more effectively manage their order and distribution processes. JDA provides retailers with tools for vendor analysis, stock status monitoring, sales capture and analysis, merchandise allocation and replenishment, purchase order management and distribution center management. Our Collaborative Solutions enable suppliers to collaborate with retailers to plan product allocation and delivery, shelf and floor space management, and reduce inventory exposure. With the acquisition of E3 Corporation in September 2001, we are now positioned as the leading provider of inventory replenishment solutions to retailers and their suppliers.

      Enhanced e-Commerce and Collaboration Capabilities. Our new and future software products are being designed to enhance the ability of retailers and their suppliers to collaboratively share information. We offer or are developing announced products designed to enable retailers to expand their distribution channels and facilitate a powerful, cost-effective means of conducting business-to-business and business-to-consumer e-commerce over the Internet. Our e-commerce solutions, in particular our Store Portal offerings, are designed to enable retailers to reduce the amount of capital infrastructure at the store level, reduce maintenance costs and synchronize data between store level and corporate level systems. Our Collaborative Solutions provide applications that enable business-to-business CPFR between retailers and their suppliers.

Collaborative Solutions, which currently include portions of the Arthur, Intactix, E3, and Intellect applications as well as collaboration specific applications, optimize the sharing of plans and information between trading partners and supply chain decisions in such areas as inventory replenishment, marketing/ promotions, sales planning/ execution and category management.

Our Strategy

      Our goal is to increase annual revenues to $500 million within the next two to three years. We intend to achieve this goal by leveraging our leading presence in the retail market to pursue new market opportunities with new, complementary products we acquire or develop internally, and by pursuing our CPFR initiatives.

      Our strategy has the following key elements:

      Leverage Our Leading Position. All of our products are designed to meet the specific needs of the retail industry, and we believe our in-depth understanding of the industry’s unique requirements differentiates us from competitors and provides a significant advantage in securing new customers in our existing and emerging markets. Our customers include more than 4,600 of the world’s leading retail, manufacturing, and wholesale organizations. We market our software solutions to approximately 3,350 retailers worldwide with annual sales of $100 million or more. Over 1,200 of these potential retail customers own at least one of our products. However, the majority of these customers only own one of our applications, largely because of the significant increase in the breadth of our product suite in the last four years through internal development as well as acquisitions. As a result, we see a significant opportunity to cross-sell our products to our existing customers. In addition, we will leverage our customer base and pursue our CPFR initiatives by packaging more of our products to be used collaboratively by the more than 3,400 suppliers to the retail industry we currently serve, the majority of which were added via the acquisitions of Intactix and E3, and own only a limited number of our products.

      During 2001, our strategies of leveraging our customer base and acquisitions have provided positive results as approximately 47% of our software license revenues came from existing customers buying additional products. Of these, approximately 64% of the software license revenues were from complementary products that we have acquired over the past four years.

      Pursue New Market Opportunities Created by Acquisitions. Our acquisitions of Arthur in June 1998, Intactix in April 2000 and E3 in September 2001 expanded our client base to include more than 3,400 suppliers to the retail industry and added software applications that enable business-to-business CPFR between retailers and their suppliers. These acquisitions, together with the investments we’ve made over the past three years to increase the scalability of our products, have enabled us to pursue new market opportunities. In particular, our target markets now include 107 “Tier 1” retail organizations with annual sales in excess of $5 billion, as well as 30,750 suppliers to the retail industry. Revenues from “Tier 1” customers continue to increase and represented approximately 23% of our total revenues.

      We may seek to acquire additional developed solutions that are complimentary to our internally developed products, expand our CPFR initiatives, and provide collaborative applications and products for grocery retailers. We generally target acquisition candidates that are market leaders with established brand name products that fit within the JDA Portfolio strategy, leverage our existing infrastructure, and are easily integrated into our direct sales and direct support business model. We may also acquire technology that can help us get new functionality to the market more efficiently. In addition, we look for acquisitions that are priced to be accretive to our operating results.

      Focused Product Development. Our product development efforts currently focus on high value-add applications that can be quickly brought to market, integrated with other JDA systems, and provide back-selling opportunities to existing customers. Our current development efforts include an ODBMS Perishables Module for grocery retailers, additional modules for the Affinity customer relationship management solution, additional modules for the Intellect data mining solution, a web-based Buyer Portal for use in conjunction with

ODBMS, and web-based portals for our CPFR initiatives that include a Vendor Portal for vendor managed inventory, and an AdPlan Portal that automates advertising, promotional planning, and collaborative budgeting within a community of resellers, suppliers, advertising agencies and media companies. We believe our strategy of expanding our product portfolio and improving the scalability of our products have enabled us to attract “Tier 1” customers, increase the percentage of new customers that license multiple products and enhanced back-selling opportunities in our customer base.

      Expand Market Opportunities with Collaborative Planning, Forecasting and Replenishment Products. Our acquisitions of Intactix in April 2000 and E3 in September 2001 have expanded our product offerings and provided us with collaborative applications that address new opportunities with suppliers to our traditional retail customers. Since these products are used by both retailers and their suppliers, we are in a unique position to leverage what we believe is the “influence model” of both the demand and supply chain: “Tier 1” retailers can influence nearly all of their major suppliers, and “Tier 1” suppliers can influence many “Tier 2” retailers who have annual sales between $100 million and $5 billion.

      Our Collaborative Solutions provide applications that enable business-to-business CPFR between retailers and their suppliers. Collaborative Solutions, which currently include portions of the Arthur, Intactix, E3, and Intellect applications, enable retailers and their suppliers to share plans and information in such areas as inventory replenishment, marketing/promotions, sales planning/execution and category management. We have approximately 65 trading partners worldwide that are live and fully operational on our E3Marketplace.com CPFR solution, that provides web-based portal access to the E3Trim and E3Slim replenishment applications and enables the creation of a single demand forecast that is shared among retailers and their trading partners. Our strategy is to expand our Collaborative Solutions to include other modular functionality from our Retail Enterprise Systems that has been adapted to collaborative environments, and to acquire additional collaborative applications.

      We believe there are significant collaborative opportunities with the approximately 3,350 retailers and 30,750 wholesalers and manufacturers that supply the retail industry. We also believe there is no dominant player in this market that we estimate to be approximately $8 billion based upon AMR Research’s projection that the average deal size will be between $250,000 and $300,000.

      Offer Benefits of Integrated Solutions. The JDA Portfolio is designed to address the diverse needs of a wide range of retailers and their suppliers. Enterprise data can be shared across the entire portfolio, and JDA Portfolio products can therefore be selectively implemented by our customers to address their particular requirements and IT priorities. We are currently pursuing an Extensible Market Language (“XML”) Data Interchange development initiative (“XDI”), based on emerging industry standard architecture endorsed by Microsoft, IBM and others, that we expect to substantially ease the process of integrating existing JDA Portfolio products with one another and with new versions of our products as well as products acquired from third parties. The XDI initiative will eliminate the need to write new interfaces each time our products integrate with a new system as the new standards will enable data exchange across remote systems, technologies, and hardware platforms. We believe the increased integration of our product offerings raises a barrier to competitors as our customers are able to reduce the risks and costs associated with system integration by purchasing integrated software products from us.

Products

      The JDA Portfolio is a comprehensive suite of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, e-commerce, inventory optimization, and collaborative planning and forecasting requirements of the retail industry and their suppliers. We offer software solutions for each of our business segments as follows:

     Retail Enterprise Systems

      Retail Enterprise Systems include corporate level planning and merchandise management systems (“Host Systems”) that enable retailers to optimize their inventory control, product mix, pricing and promotional strategies, automate demand forecasting and replenishment, and enhance the productivity and accuracy of warehouse processes. In addition, Retail Enterprise Systems include a comprehensive set of tools for analyzing business results and trends, tracking customer shopping patterns, space management, trade allowance and promotional program management, monitoring strategic plans and tactical decisions (“Analytic Applications”).

     Host Systems

•	ODBMS is an open/client server merchandise management system that is designed to operate with Oracle relational database management systems running on the most popular UNIX platforms and Windows NT/2000. ODBMS, which consists of functional modules that can be selected and configured to fit multiple processing requirements, provides retailers with applications for core inventory control, cost and price management, purchase order management, promotional planning, automated replenishment, expert pricing, vendor submissions, rebate management and a business process level online help system. ODBMS supports the information requirements of international and multi-format retail organizations including multiple concurrent languages and currencies, user-specific terminology, and user-defined data structures. We have also announced our intention to develop a Buyer Portal that can be used in conjunction with ODBMS, which enables retail buyers who are away from the office to access key merchandising applications to view or act on products and orders. During January 2002, we announced a strategic alliance with Manhattan Associates under which we will work with mutual and prospective customers to develop, maintain, and support a standard tool set to ensure ease of integration between Manhattan Associates’ PkMS® extended supply chain execution solution and ODBMS. We believe the PkMS® application is a leading warehouse management system and, as a result, we feel this strategic alliance will enable us to more effectively pursue larger “Tier 2” and “Tier 1” customers that require an advanced warehouse management system.

•	MMS is a merchandising management system designed for the IBM iSeries environment that we believe is one of the most installed merchandise management systems in the world. MMS consists of functional modules, similar to those offered for ODBMS, which can be selected by a retailer and configured to fit their unique requirements. MMS version 4R5 features over 140 new functions and enhancements and takes advantage of the JAVA enablement capabilities that are now available on the IBM iSeries platform.

•	MMS.com is an integrated e-commerce software application that works in tandem with MMS and provides retailers with an Internet-based sales and delivery system. MMS.com integrates all back-end processing and allows retailers to automate their product catalogs, manage inventory and prices, verify credit, fulfill and ship orders, track customer information and process returns.

     Analytic Applications

•	Affinity is a customer relationship management solution that consists of six modular, open/client server applications, which as designed, will enable retailers to support and proactively manage customer information from multiple channels and targeted e-mail and mail campaigns. The first module, Affinity Base Customer Data, was commercially released in 2001 and enables retailers to manage basic customer data including name and address, as well as multiple customer attributes such as sizes and demographics. Four additional modules are currently planned: Customer Loyalty, which will enable retailers to define and maintain a marketing strategy that rewards repeat or volume customers with incentives; Commerce Interchange that will provide retailers with the ability to operate with third party Internet order processing systems and to make product and pricing information available to a third party Web interchange system for Web order processing; Sales Order Management, which will allow retailers to enter and process customer sales orders for catalogs or mail order, enable the processing of sales, returns, credit authorization, and shipping details, and provide queries for product information, pricing structures and available inventory; and Customer Behavior Analysis which will use a data mining engine to collect and analyze customer behavior to predict future buying patterns.

•	Arthur Enterprise Suite (“Arthur Suite”) is a set of integrated decision support applications based on technology acquired from Comshare, Incorporated in June 1998. The Arthur Suite is a three-tier application that is currently available for end user/client applications on Windows 95/98 or NT/2000, for application servers on NT/2000, and for database servers on NT/2000, AIX, HP UX, and Sun Solaris. The Arthur Suite is comprised of five core components: Arthur Planning, a merchandise planning application; Arthur Allocation, a tool for product and store allocation decision making; Arthur Assortment Planning, a tool for determining store product assortments; Arthur Information Manager(“AIM”), a database that allows for central organization of data and applications; and Arthur Performance Analysis, a decision support tool. We have also developed and released to beta the Arthur Planning Portal. As designed, the Arthur Planning Portal will enable retailers and their stores to collaboratively share plans and up-to-minute results over the Internet.

•	E3 is an inventory optimization suite acquired from E3 Corporation in September 2001 that utilizes sophisticated algorithms to enable warehouses, distribution centers, and retailers to more effectively forecast and replenish inventory. The E3 suite includes: E3Trim, a warehouse and distribution center forecasting and replenishment solution and E3Slim, a store level forecasting and replenishment solution.

•	Intactix Space Management Solutions (“Intactix”) is a set of space management applications acquired from Intactix International, Inc. in April 2000. These applications, which enable retailers to collaborate with their suppliers to ensure optimal product mix and shelf positioning, are comprised of four core components: pro/space Plus, a next generation planogramming solution used by both retailers and their suppliers, that allows users to build, analyze, and distribute graphical diagrams for space management, store layout planning and shelf assortment analysis; pro/floor, a floor planning tool that enables retailers and their suppliers to merge store design efforts with category and space planning; pro/sortment EIA, a product assortment application that follows the industry-standard Efficient Item Assortment (EIA) process to produce a master assortment product list; and pro/fusion, an enterprise level database supporting the pro/space Plus and pro/floor plans, as well as all product and fixture information for an entire store system.

•	Intellect Data Mining (“Intellect”) is a series of advanced analytic modules that were being jointly developed with, or which were acquired from, Accrue Software, Inc. in June 2001. Intellect will initially consist of four modules, which as designed, will enable retailers to perform customer profiling, demand forecasting, advanced replenishment, promotion analysis, dynamic clustering and profitability analysis across multiple business channels: Demand Planning enables retailers to create accurate pre-season demand forecasts for planning purposes and the ability to create in-season forecasts that utilize the current season trend, sales to date and a planned inventory position; Seasonal Profiling that allows retailers to optimize their creation and management of seasonal replenishment profiles using clustering techniques; Channel Clustering which enables retailers to group stores together for planning and assortment planning purposes, or allocation and replenishment modeling, using detailed sales level data to indicate customer preference patterns by department, category, product, price points and brands; and Size Scaling, currently in development, which is targeted primarily to fashion retailers and will determine a best-fit size template for ordering, allocation and replenishment by style, class or department. In addition, Intellect currently includes the Consumer Outlook! data mining application for consumer behavior patterns and the Pin Point! application that refines seasonal profile assignments that we acquired from E3 Corporation in September 2001. We anticipate the development of a Promotion Targeting module that will use sophisticated neural nets to review transactional results of targeted promotions to predict which types of customers are most likely to respond to a product offering; an Assortment Mix Optimization module that will determine the optimal product mix within store and product groups; and a Price Optimization module which optimizes markdown strategies to improve margins.

•	ProMax is an integrated software application acquired from Zapotec Software, Inc. in February 2001. ProMax enables retailers, suppliers and distributors to manage their trade allowance and promotional programs by automating the contract fulfillment, claim generation and accounts receivable process.

•	AdPlan is a web-based solution that enables retailers, wholesalers and manufacturers to automate advertising and promotional practices to maximize efficiencies and bottom line benefits. With AdPlan, users can easily manage multiple budgets, accruals and actual expenses on a single solution. AdPlan also automates the entire media procurement process, including issuing purchase orders and insertion orders, as well as tracking invoices and revisions, to increase accuracy and associate productivity. We expect to commercially release AdPlan in first quarter 2002.

•	Retail IDEAS is a data warehouse system developed jointly with Silvon Software, Inc. that provides a comprehensive set of tools for analyzing business results, monitoring strategic plans and enabling tactical decisions. Retail IDEAS is currently available on the IBM iSeries, Windows NT/2000, Unix/ Oracle and Sequel 7 platforms. Retail IDEAS is designed as a packaged offering that enables retailers to monitor vendor performance, promotional effectiveness and distribution center productivity, and to analyze financial measurements related to sales and inventory, margins and profitability, merchandise categories, open and suggested orders, and promotional and pricing events.

     In-Store Systems

      In-Store Systems include point-of-sale, e-commerce and back office applications that enable retailers to capture, analyze and transmit certain sales, store inventory and other operational information to corporate level merchandise management systems using hand-held, radio frequency devices, point-of-sale workstations or via the Internet.

•	Win/DSS is an integrated Windows-based software application that enables store-level personnel to access enterprise-wide information, such as stock availability, inventory replenishment and pricing to better serve the consumer at the point-of-sale. Win/DSS, which consists of functional modules that can be selected and configured to fit multiple processing requirements, provides retailers with functionality for point-of-sale processing, cash register processes, price lookup, scanning, credit authorization, tendering and sales audit, as well as back office processes such as sales orders, receiving, store inventory, and returns. During 2000 we released the next generation version of Win/DSS, which features improved user interface design, enhanced point-of-sale functionality for goal tracking, competitive pricing, layaway and special orders, and improved back office functionality including associate scheduling, computer-based training options, and interfaces with the latest versions of the ODBMS and MMS merchandise management systems. We also teamed with Equifax Check Solutions to develop an interface between Win/DSS and Equifax’s loss prevention and check risk management products. We released additional enhancements for Win/DSS during 2001 that include store level flash sales, touch screen support, and international requirements for the Euro.

•	Prism is an automated data collection and processing system that enables store-level personnel to execute procedures from anywhere in the store using a hand-held radio frequency device. With Prism, store-level personnel can handle item ticketing while receiving merchandise, handle point of sale functions and print receipts.

•	Store Portals are web-based interfaces that provide retailers with real-time access to enterprise information on their merchandise management systems, via the Internet. Store Portals enable retailers to immediately initiate associated store level processes such as shipment inquiries, transfer requests, store orders, purchase orders and return to vendor rather than waiting for a nightly polling process, and provide for greater visibility into enterprise merchandising information at the store level.

     Collaborative Solutions

      Collaborative Solutions provide applications that enable business-to-business collaborative planning, forecasting and replenishment (“CPFR”) between retailers and their suppliers. Collaborative Solutions, which currently include portions of our Arthur, Intactix, E3, and Intellect applications, optimize the sharing of plans and information between trading partners and supply chain decisions in such areas as inventory replenishment, marketing/ promotions, sales planning/ execution and category management. In addition, we have approximately 65 trading partners worldwide that are live and fully operational on our

E3Marketplace.com CPFR solution that was designed using the nine-step CPFR process created by the Voluntary Inter-Industry Commerce Standards committee. E3Marketplace.com provides web-based portal access to the E3Trim and E3Slim replenishment applications and enables the creation of a single, shared demand forecast that retailers and their trading partners can use to lower distribution and freight costs, increase annual sales, improve forecast accuracy, lower inventory requirements, and increase human productivity. Our strategy is to expand our Collaborative Solutions to include other modular functionality from our Retail Enterprise Systems that has been adapted to collaborative environments, as well as additional collaborative applications we may acquire. We have announced our intentions to develop additional CPFR web-based portals in 2002 including Vendor Portal for vendor managed inventory that enables vendors to submit new and updated product information, view purchase order and receipt inquiries, retrieve and analyze sales and sales trending information, view current on-hand inventory positions, and receive and respond to free form communications from buyers through the host system.

Maintenance Services

      We offer client support services that include product maintenance, on-line support, and access to our Solution Centers via telephone, web interfaces, and email. Our standard maintenance services agreement entitles clients to receive unspecified new product releases (exclusive of those which introduce significant new functionality), access to our Solution Centers, and comprehensive error diagnosis and correction. Clients have the option of choosing service programs that extend hours of coverage, incorporate support for custom configurations, or provide special attention through periods of high activity or upgrade processing. We also offer enhanced support services that provide clients with difficult to find technical skills, such as database administration or with an outsource alternative to help desk and other information technology services. The vast majority of our clients have typically participated in one or more of our client support programs.

Consulting Services

      Our consulting services group consists of business consultants, systems analysts and technical personnel with extensive retail industry experience. The consulting services group assists our customers in all phases of systems implementation, including systems planning and design, customer-specific configuration of application modules, and on-site implementation or conversion from existing systems. We also offer a variety of post-implementation services designed to maximize our customers’ return on software investment, which include enhanced utilization reviews, business process optimization and executive “how to” sessions, which empower executives to access key management reports online instead of referring to spreadsheets. Consulting services are generally billed on an hourly basis and from time to time under fixed price contracts. In addition, we augment our services on large-scale implementations and extensive business process re-engineering projects with third-party alliances, consulting firms and systems integrators. Our consulting engagements have typically taken between three months and one year for Retail Enterprise Systems, between four and eight months for In-Store Systems, and 30 to 90 days for Collaborative Solutions. We believe the implementation time frames for our software products have shortened as a result of the increased expertise, training, and efficiency of our consulting services group, and as a result of more than $88 million in product development expenditures over the past three years that have improved the stability, scalability, integration, ease of installation and overall quality of our products.

      We also offer a comprehensive education and training program for our clients, associates and business partners. We initiated JDA University in 1997 as a formal education program that combines lectures, demonstrations and hands-on exercise sessions. JDA University features a curriculum for each of our software solutions, prepaid training packages, and a full-time staff consisting of professional instructors and course developers. The JDA University curriculum ranges from basic overviews to implementation and technical/developer classes. Courses are offered primarily at our in-house classroom facilities in Scottsdale, Dallas, Chicago, London and Singapore, and customized on-site classes are available. More than 5,700 individuals attended JDA University during 2001.

Customers

      We have provided our software solutions and professional services to more than 4,600 retail, wholesale, distribution and manufacturing companies headquartered in over 60 countries. JDA serves a diverse client base from specialty powerhouse chains with 5,000 plus retail stores and multi format food chains to global consumer packaged goods manufacturers and hard goods distributors. Our software is capable of supporting our clients’ multi-channel operations, which may include brick-and-mortar stores, Internet, e-commerce, catalog and wholesale distribution. Within the retail industry, our target market includes 107 “Tier 1” multi-national retail organizations with annual sales over $5 billion, and more than 3,200 “Tier 2” retailers worldwide with annual sales between $100 million and $5 billion. In addition, as a result of our acquisitions of Arthur in June 1998, Intactix in April 2000 and E3 in September 2001, we are in a unique position to pursue 30,750 suppliers to the retail industry.

Sales and Marketing

      We market our products and services almost exclusively through our direct sales force. Our domestic direct sales force is based in Scottsdale, Arizona with ten regional sales and support offices across the United States, and our international sales representatives are located in major cities throughout Southeast Asia, Australia, Canada, Europe, Japan, Mexico and South America.

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

      As of December 31, 2001, our sales and marketing organization consisted of 99 employees in the United States and 73 employees in our international offices. These totals include 46 and 47 direct sales representatives, respectively.

Product Development and JDA Technology

      Our products incorporate the latest technology and are designed to address broad, enterprise-wide retailing, e-commerce, and collaborative functionality. At the same time, we endeavor to design products that are easily tailored to the specific workflows and business processes of our individual customers, and are readily adapted to changing conditions. Our development strategy utilizes a Microsoft and Oracle development environment for our open architecture applications and IBM technologies for our IBM iSeries based applications. The majority of our research and development staff is organized around our product categories. Each of these groups is responsible for the product management process, strategy and release path, delivery, and support of their respective applications. In addition to these groups, a centralized enterprise group is responsible for maintaining consistency across the product teams with respect to application architecture, development methodology, quality assurance, and documentation. Our development process is further enhanced by frequent solicitation of client feedback and close contact with clients through our implementation services. In addition, our Design Council is a team of associates focused on ensuring functional enhancement consistencies across all product categories. This team has introduced a new product enhancement request process designed to streamline the collection of customer requests, as well as, standardize the process for determining which enhancements are to be included in future product releases. We anticipate that certain of our new products and enhancements will be developed, in part, through cost and design-sharing partnerships with our leading retail clients.

      We believe that significant investments in research and development are required to remain competitive and that speed to market is critical to our success. Our future performance will depend in large part, on our ability to enhance our existing products through internal development and strategic partnering, internally develop new products which can leverage both our existing customers and sales force, and strategically acquire complementary retail point solutions or collaborative solutions that add functionality for specific business processes to an enterprise-wide system. As of December 31, 2001, we had 328 employees on our product development staff representing product design, development and quality assurance. Our product development expenditures in 2001, 2000, and 1999 were $34.4 million, $28.8 million, and $25 million, which represented 17%, 17%, and 18% of total revenues, respectively. We also invested over $89 million in acquisitions of complementary products during the three years ended December 31, 2001.

Competition

      The markets for our software products are highly competitive. We believe the principal competitive factors are feature and functionality, product reputation and referenceable accounts, retail industry expertise, total solution cost, e-commerce capabilities and quality of customer support. We encounter competitive products from a different set of vendors in each of our primary product categories. Our Retail Enterprise Systems compete with internally developed systems and with third-party developers such as Essentus, Inc., GERS, Inc., Marketmax, Inc., Micro Strategies Incorporated, NONSTOP Solutions, nsb Retail Systems PLC, Radius PLC, Retek, Inc., SAP AG, and SVI Holdings, Inc. In addition, new competitors may enter our markets and offer merchandise management systems that target the retail industry.

      The competition for our In-Store Systems is more fragmented than the competition for our Retail Enterprise Systems. We compete with major hardware equipment manufacturers such as ICL, NCR and IBM, as well as software companies such as CRS Business Computers, Datavantage, Inc., nsb Retail Systems PLC, and Triversity.

      Our current Collaborative Solutions compete with products from Marketmax, Inc., NONSTOP Solutions, AC Nielsen Corporation, i2 Technologies, Manugistics Group, Inc., and Information Resources, Inc.

      In the market for consulting services, we have pursued a strategy of forming informal working relationships with leading retail systems integrators such as Kurt Salmon Associates and PriceWaterhouseCoopers. These integrators, as well as independent consulting firms such as CAPGemini, IBM Global Services, AIG Netplex, CFT Consulting, Lakewest Consulting, SPL and ID Applications, also represent competition to our consulting services group.

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

      We rely on a combination of trademark, trade secret, copyright law and contractual restrictions to protect the proprietary aspects of our technology. We seek to protect the source code to our software, documentation and other written materials under trade secret and copyright laws. To date, we have not protected our technology with patents. Effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. We license our software products under signed license agreements that impose restrictions on the licensee’s ability to utilize the software and do not permit the re-sale, sublicense or other transfer of the source code. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and independent consultants to execute confidentiality agreements with us and by restricting access to our source code.

      We license and integrate technology from third parties in certain of our software products. For example, we license the Uniface client/ server application development technology from Compuware, Inc. for use in ODBMS, certain applications from Silvon Software, Inc. for use in Retail IDEAS, IBM’s Net.commerce merchant server software for use in MMS.com, and the Syncsort application for use in the Arthur Suite. These third party licenses generally require us to pay royalties and fulfill confidentiality obligations. Our license with Compuware, Inc. was re-negotiated in September 2001 and includes a reduction of approximately 19% in the royalty rates we pay to Compuware, Inc. If we are unable to continue to license any of this third party software, or if the third party licensors do not adequately maintain or update their products, we would face delays in the releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our software products. These delays, if they occur, could harm our business, operating results and financial condition. It is also possible that intellectual property acquired from third parties through acquisitions, mergers, licenses or otherwise may not have been adequately protected.

      There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that in the future third parties may claim that we or our current or potential future software solutions infringe on their intellectual property. We expect that software product developers and providers of e-commerce products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlap. In addition, we may find it necessary to initiate claims or litigation against third parties for infringement of our proprietary rights or to protect our trade secrets. Furthermore, since we now resell hardware we may become subject to claims from third parties that the hardware, or the combination of hardware and software, infringe their intellectual property. Although we may disclaim certain intellectual property representations to our customers, these disclaimers may not be sufficient to fully protect us against such claims. Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or license agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect on our business, operating results and financial condition.

Employees

      As of December 31, 2001, we had a total of 1,383 employees, 892 of whom were based in the United States and 491 of whom were based in our international offices. Of the total, 172 were engaged in sales and marketing, 588 were in consulting services, 137 were engaged in maintenance services, 328 were in product development, and 158 were in administrative functions. We believe that our relations with our employees are good. We have never had a work stoppage and none of our employees are subject to a collective bargaining agreement.

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

Item 2.     Properties

      We lease office space for ten regional sales and support offices in the United States, and for 26 international offices in major cities throughout Europe, Asia, Australia, Canada and Latin America. These leases are primarily noncancellable operating leases and expire at various dates through the year 2010. Our corporate offices are located in Scottsdale, Arizona, where we lease approximately 121,000 square feet of a 136,000 square foot facility and have expansion rights and a first right of offer on the remaining space. We also use this facility for certain of our sales, marketing, consulting, customer support, training, and product development functions. Our corporate office lease commenced in April 1999 and extends through March 31, 2009. The initial monthly rate of approximately $135,000 will remain in effect for five years. Certain of our office leases contain renewal options. We expect that in the normal course of business some or all of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. We also own approximately 20,000 square feet of office space in the United Kingdom. We believe our existing facilities are adequate for our current needs.

Item 3.     Legal Proceedings

      We are involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not believe that the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

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

No matters were submitted to a vote of security holders during fourth quarter 2001.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol “JDAS.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock for the two most recent fiscal years as reported on NASDAQ.

Year Ended 2001	High	Low

1st Quarter	$14.63	$7.19
2nd Quarter	18.24	9.63
3rd Quarter	22.94	10.25
4th Quarter	23.95	10.26

Year Ended 2000	High	Low

1st Quarter	$25.00	$11.63
2nd Quarter	20.13	12.75
3rd Quarter	19.50	11.88
4th Quarter	16.94	9.75

      On March 15, 2002, the closing sale price for our common stock was $26.40 per share. On this date, there were approximately 370 holders of record of our common stock. This figure does not reflect what we believe are more than 3,900 beneficial stockholders whose shares are held in nominee names by brokers and other institutions. We have never declared or paid any cash dividend on our common stock. Since we presently intend to retain future earnings to finance the growth and development of our business, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

      The market price of our common stock has experienced large fluctuations and may continue to be volatile in the future. Factors such as future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by us or our competitors, proprietary rights or other litigation, changes in our growth prospects, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially. Further, the stock market has from time to time experienced extreme price and volume fluctuations that have affected the market price for many high technology companies and which, on occasion, have been unrelated to the operating performance of those companies. These fluctuations, as well as the general economic, market and political conditions both domestically and internationally, including recessions, military conflicts or terrorists activities such as the September 11 attack, may materially and adversely affect the market price of our common stock.

Item 6.     Selected Financial Data

      The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. The selected consolidated financial data presented below under the captions “Consolidated Statement of Income Data” and “Consolidated Balance Sheet Data” for, and as of the end of, each of the years in the five-year period ended December 31, 2001, are derived from the consolidated financial statements of JDA Software Group, Inc. The consolidated financial statements as of December 31, 2001 and 2000, and for each of the years in the three-year period ended December 31, 2001, and the independent auditors’ report thereon, are included elsewhere herein.

Consolidated Statement of Income Data:

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(in thousands except per share data)
REVENUES:
Software licenses	$71,220	$62,640	$36,798	$43,342	$42,041
Maintenance services	40,568	30,380	18,924	12,029	4,878

Product revenues	111,788	93,020	55,722	55,371	46,919
Consulting services	95,124	78,709	86,941	83,092	44,852

Total revenues	206,912	171,729	142,663	138,463	91,771

COST OF REVENUES:
Cost of software licenses	2,376	2,947	1,955	2,011	1,145
Cost of maintenance services	11,159	7,655	6,245	3,452	1,363

Cost of product revenues	13,535	10,602	8,200	5,463	2,508
Cost of consulting services	69,953	64,965	64,362	61,685	36,364

Total cost of revenues	83,488	75,567	72,562	67,148	38,872

GROSS PROFIT	123,424	96,162	70,101	71,315	52,899
OPERATING EXPENSES:
Product development	34,406	28,840	25,000	22,171	11,364
Sales and marketing	37,998	28,770	24,639	21,282	12,633
General and administrative	27,099	20,761	17,195	16,215	9,255
Amortization of intangibles	8,497	6,542	4,409	2,338	277
Purchased in-process research and development	2,361	200	—	17,000	—
Restructuring, asset disposition and other merger related charges	985	828	2,111	—	—

Total operating expense	111,346	85,941	73,354	79,006	33,529

OPERATING INCOME (LOSS)	12,078	10,221	(3,253)	(7,691)	19,370
Other income, net	2,671	4,246	3,814	3,276	1,407

INCOME (LOSS) BEFORE INCOME TAXES	14,749	14,467	561	(4,415)	20,777
Income tax provision (benefit)	5,101	5,599	224	(1,947)	8,311

NET INCOME (LOSS)	$9,648	$8,868	$337	$(2,468)	$12,466

BASIC EARNINGS (LOSS) PER SHARE	$.38	$.36	$.01	$(.11)	$.64

DILUTED EARNINGS (LOSS) PER SHARE	$.37	$.35	$.01	$(.11)	$.63

SHARES USED TO COMPUTE:
Basic earnings (loss) per share	25,316	24,315	23,758	22,194	19,617
Diluted earnings (loss) per share	25,757	25,431	23,758	22,194	19,664

Consolidated Balance Sheet Data:

	December 31,

	2001	2000	1999	1998	1997

	(in thousands)
Cash and cash equivalents	$51,865	$60,794	$58,283	$42,376	$27,304
Marketable securities(1)	12,140	15,800	35,245	43,013	—
Working capital	93,094	112,752	108,486	98,322	48,339
Total assets	288,642	218,472	197,045	199,561	83,202
Long-term liabilities	10,810	—	—	—	222
Stockholders’ equity(2)	224,450	186,265	174,863	171,497	67,910

Other Data:

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(in thousands)
INCOME FROM OPERATIONS, excluding amortization of intangibles, purchased in-process research and development, restructuring, asset disposition and other merger related charges	23,921	17,791	3,297	11,647	19,647

(1)	The 1999 and 1998 totals include $4,822,000 and $6,697,000 respectively, of non-current marketable securities.

(2)	We have never declared or paid any dividend on our common stock.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We provide sophisticated software solutions to the retail industry and its suppliers. Our solutions enable our customers to collect, manage, organize and analyze information throughout their retail enterprise, and to interact with suppliers and customers over the Internet at multiple levels within their organizations. We also offer maintenance services to our software customers and enhance and support our software business by offering retail specific services that are designed to enable our clients to rapidly achieve the benefits or our solutions. These services include project management, system planning, system design and implementation, custom configurations, and training services. Demand for our implementation services is driven by, and often trails, sales of our software products. Consulting services revenues are generally more predictable but generate lower gross margins than software license revenues.

Significant Trends and Developments in Our Business

      Economic Conditions in the Retail Industry. The retail industry appears to have maintained its level of investment in information technology over the past two years; however, we have been, and remain concerned about weak economic conditions, consolidations within the retail industry, and the disappointing results of retailers in certain of our geographic regions. In addition, the September 11 attack directly impacted our operating results during the second half of 2001 by delaying or suspending potential software sales. The retail industry will be negatively impacted if the current adverse economic conditions or fear of terrorists’ attacks persists for an extended period of time. Such weakened economic conditions have in the past, and may in the future, negatively impact our revenues, elongate our selling cycles, reduce the demand for our products and negatively impact our business, operating results and financial condition. In addition, our customers’ ability to pay for our products or services could be impaired, and we may experience an increased number of bankruptcy filings in our customer base.

      In 2001, software license revenues, product revenues, and total revenues in the United States were up 23%, 18% and 16%, respectively, excluding the E3 acquisition and the favorable impact of owning the Intactix product line for a longer period in 2001 versus 2000. Furthermore, domestic software license revenues, product revenues and total revenues, excluding the E3 acquisition were up 283%, 106% and 54%, respectively in fourth quarter 2001 compared to fourth quarter 2000. We believe the negative economic conditions that have affected the demand for our products in the United States have subsided and that a recovery may be in process. We do not believe, however, that the economic recovery has begun in the international regions in which we operate. International software license revenues, product revenues, and total revenues for 2001 decreased 33%, 20% and 4%, respectively, excluding the E3 acquisition and the favorable impact of owning the Intactix product line for a longer period in 2001 versus 2000. In addition, international software license revenues, product revenues, and total revenues, excluding the E3 acquisition decreased 65%, 47%, and 26%, respectively in fourth quarter 2001 compared to fourth quarter 2000.

      Acquisition of E3 Corporation. On September 7, 2001, we completed the acquisition of E3 Corporation (“E3”) for $43.5 million which includes $19.3 million in cash and the exchange of 1,600,080 shares of our unregistered common stock for all of the outstanding stock of E3. The stock consideration was valued at $17.86833 per share, which represents the average closing price of our common stock for six consecutive trading days ending the day prior to closing, less a 30% valuation adjustment for the trading restrictions attached to the stock. The purchase price is subject to adjustment pursuant to the terms of the merger agreement and after review of a final balance sheet. The former E3 shareholders received contractual rights to cause us to register up to 800,040, or 50% of the unregistered shares beginning December 8, 2001, subject to certain limitations. The former E3 shareholders also received the right to include their shares in any registration initiated by us. The acquisition was accounted for as a purchase, and accordingly, the operating results of E3 have been included in our consolidated financial statements from the date of acquisition.

      The E3 acquisition was accounted for under the new guidance set forth in Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. The total acquisition cost of $58 million, which includes the purchase price of $43.5 million plus $6 million in direct cost related to the transaction that have been incurred through December 31, 2001 and $8.5 million in reserves that have been provided for additional anticipated direct costs, was allocated to the acquired assets and liabilities based on their fair values. The acquired assets include certain intangibles including goodwill, software technology, customer lists, trademarks and in-process research and development (“IPR&D”). Software technology and customer lists will be amortized over seven and thirteen years, respectively. Trademarks recorded in this transaction have indefinite useful lives that extend beyond the foreseeable future. The values allocated to goodwill and trademarks will not be amortized but are subject to annual impairment tests, the first of which must be completed by June 30, 2002 and March 31, 2002, respectively. IPR&D of $2.2 million was expensed at the date of acquisition.

      E3 is a provider of inventory optimization systems, including E3Trim, a warehouse and distribution center forecasting and replenishment solution and E3Slim, a store level forecasting and replenishment solution; advanced analytic solutions such as Consumer Outlook!, a data mining application for consumer behavior patterns and Pin Point!, an application that refines seasonal profile assignments; and certain Collaborative, Planning, Forecasting and Replenishment (“CPFR”) solutions, which today include approximately 65 live trading partners and enable manufacturers, distributors and retailers to work from a single, shared demand forecast. By acquiring E3, we believe we have immediately gained market share in the inventory replenishment space. Importantly, with approximately 73% of E3’s client base being non-retail, we plan to accelerate our CPFR initiatives by gaining presence in the wholesale and distribution industries that we have already targeted for growth.

      For the year ended December 31, 2001, E3 contributed $10.8 million, $14.6 million, $17.7 million and $1.8 million to our software license revenues, product revenues, total revenues and operating income, respectively.

      Business Segments. We have organized our business segments around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry. We believe this organization will support our growth plans, address the new vertical market opportunities resulting from the acquisitions of Intactix and E3, and accelerate our presence in the collaborative Internet market:

• Retail Enterprise Systems are corporate level merchandise management, planning and forecasting systems that gather, analyze, optimize results and distribute operational information throughout an organization to support the retail process.

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

      New Products and Expanded Markets. We invested $98.6 million in 2001, and $145 million from 1998 to 2000 in new product development and the acquisition of complementary products while remaining profitable and cash flow positive from operations. We released enhanced versions of our core software products during 2000 and introduced new value-added client server applications such as Store Portals and Affinity. In addition, the acquisitions of Arthur, Intactix, Zapotec Software, Inc. (“Zapotec”), NeoVista Decision Series (“NeoVista”) and E3 have expanded our product offerings and provided us with collaborative applications that address new vertical market opportunities with the manufacturers and wholesalers who supply our traditional retail customers. The Collaborative Solutions business segment, which includes sales of software license and services to customers outside our historical retail market, provided 11% of our total revenues in 2001. Although we continue to focus on the “Tier 2” retail market we have recently experienced increased sales activity with “Tier 1” customers that we expect to continue to contribute to revenue in future periods. We believe our strategy of expanding our product portfolio and increasing the scalability of our products, have been the key elements in attracting “Tier 1” customers and have resulted in a steady pattern of new customers licensing multiple products as well as enhanced back-selling opportunities in our install base. Revenues from MMS, our IBM iSeries-based merchandise management system, continued to decrease as a result of the increasing popularity of UNIX/ Oracle-based solutions and represented 20% of total revenues in 2001 compared to 28% in 2000. We also believe the market for the MMS application has been more heavily affected by the slower economic conditions, particularly in our international regions.

      Product Revenue Trends. Our product revenues, which consist of software licenses and maintenance services, increased $18.8 million, or 20% in 2001 compared to 2000. The improvement in product revenues in 2001 compared to 2000 includes $4.8 million resulting from the longer period of ownership of the Intactix product line in 2001 versus 2000, and $14.6 million from the E3 product line that was acquired in September 2001. In addition, ODBMS product revenues increased $1.7 million in 2001 compared to 2000. The revenues from these products were offset in part primarily by declines in sales of MMS, and In-Store Systems products that have been negatively impacted by weakening economic conditions and the September 11 attack. Analytic and optimization products such as E3, Intactix, and Intellect, appear to be less affected by the economic slowdown as they can enable our customers to lower their inventory levels and may provide a quicker return on investment than products in other categories. We expect product revenues to increase 23% to 27% in 2002, primarily from the impact of owning E3 for a full year, absent any further recovery in the economy.

      Improved Consulting Services Results and Decreased Implementation Times. Consulting services revenues increased $16.4 million, or 21% in 2001 compared to 2000 primarily as a result of the increase in sales of new software licenses we experienced throughout 2000. Consulting services revenues typically lag the performance of software revenues by as much as one year. We also believe the average implementation times for our software products have declined due to increased training and expertise in our consulting organization, and as a direct result of the investments we have made over the past three years to increase the functionality, stability, scalability, integration and ease of implementation of the products in the JDA Portfolio. Furthermore, much of the growth in demand for our products is associated with our analytic and optimization products that require lower levels of services to implement. Accordingly, future consulting services revenue increases may be less than software license revenue increases. In 2002, we expect consulting services revenues to grow 2% to 5%. Consulting services margins improved to 26% in 2001 compared to 17% in 2000 as a result of improved utilization rates due to the realignment of resources within the consulting services organization to reflect changes in product and geographic demands. We expect consulting services margins to increase 1% to 2% in 2002.

      Balanced mix between domestic and international business. We have a well-established global presence that has historically resulted in a nearly 50:50 mix between our domestic and international revenues. We believe our investment in international markets provides expanded growth opportunities as well as some protection against economic slowdowns that may occur from time to time in specific geographic regions. In addition, we believe our ability to serve customers on a global-basis enables us to pursue opportunities with “Tier 1” customers that are becoming increasingly more global in their operations.

      Improved Gross Profit and Strong Financial Position. Our gross profit was $123.4 million, or 60% of total revenues for 2001 compared to $96.2 million, or 56% for 2000. This improvement results primarily from a 14% increase in software license revenues in 2001 compared to 2000, and increases in maintenance and consulting services revenues of 34% and 21%, respectively between years. In addition, consulting services margins improved to 26% in 2001 compared to 17% in 2000 as a result of improved utilization rates due to the realignment of resources within the consulting services organization to reflect changes in product and geographic demands. In 2002, we expect gross profit to be 60% to 62% of total revenues. We generated $27.7 million in positive cash flow from operations during 2001 and we continue to maintain a strong financial position with $64 million in cash, cash equivalents and marketable securities, and no debt.

Critical Accounting Policies

      We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements for each of the years in the three-year period ended December 31, 2001 which are included elsewhere herein. The preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

•	Revenue recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses such as commissions and royalties. We follow specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy.

We license software under non-cancelable agreements and provide related services, including consulting and customer support. We recognize revenue in accordance with Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition, as amended and interpreted by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants. We adopted Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements, during first quarter 2000. SAB 101 provides further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenue in financial statements. The adoption of SAB 101 did not have a material impact on our licensing or revenue recognition practices.

Software license revenue is generally recognized when a license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. If a software license contains an undelivered element, the fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. In addition, if a software license contains customer acceptance criteria or a cancellation right, the software revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. Typically, payments for our software licenses are due in installments within twelve months from the date of delivery. Where software license agreements call for payment terms of twelve months or more from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied.

Consulting services are separately priced, are generally available from a number of suppliers, and are not essential to the functionality of our software products. Consulting services, which include project management, system planning, design and implementation, customer configurations, and training are billed on both an hourly basis and under fixed price contracts. Consulting services revenue billed on an hourly basis is recognized as the work is performed. On fixed price contracts, consulting services revenue is recognized using the percentage of completion method of accounting by relating hours incurred to date to total estimated hours at completion. We have from time to time provided software and consulting services under fixed price contracts that require the achievement of certain milestones. The revenue under such arrangements is recognized as the milestones are achieved.

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

•	Accounts Receivable. We typically extend credit to our customers. Software licenses are generally due in installments within twelve months from the date of delivery. Billings for customer support and consulting services performed on a time and material basis are due on net 30-day terms. From time to time software and consulting services are provided under fixed price contracts where the revenue and the payment of related receivable balances are due upon the achievement of certain milestones. Management estimates the probability of collection of the receivable balances and provides an allowance for doubtful accounts based upon an evaluation of our customers’ ability to pay and general economic conditions.

•	Intangible Assets. Our business combinations typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

•	Income Taxes. Our income tax policy records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.

Recent Accounting Pronouncements

      The purchase method of accounting has been followed on all of our business combinations and accordingly, the total purchase price of each acquired company was allocated to the acquired assets and liabilities based on their fair market values, supported by appraisals from independent third party valuation specialists. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”) which is effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting to be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method. In addition, SFAS No. 141 includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations initiated after June 30, 2001. The accounting prescribed in SFAS No. 141 was applied in connection with the acquisition of E3 Corporation (See Note 2 in Notes to Consolidated Financial Statements). SFAS No. 141 also contains certain transitional provisions that apply to business combinations completed and accounted for under the purchase method before July 1, 2001. The transitional provisions will require us to reclassify the unamortized balance of assembled workforce intangibles to goodwill in 2002.

      In June 2001, FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives but requires that these assets be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that their value has diminished or been impaired. Other intangible assets will continue to be amortized over their estimated useful lives. We evaluate the remaining useful lives of these intangibles on an annual basis to determine whether events or circumstances warrant a revision to the remaining period of amortization. Pursuant to SFAS No. 142, amortization of goodwill and assembled workforce intangible assets recorded in business combinations prior to June 30, 2001 ceased effective December 31, 2001. Goodwill resulting from business combinations completed after June 30, 2001, will not be amortized. We recorded amortization expense of approximately $3.8 million on goodwill and assembled workforce intangibles during the year ended December 31, 2001, including $929,000 in fourth quarter 2001. We currently estimate that application of the non-amortization provisions of SFAS No. 142 will reduce amortization expense by approximately $3.8 million in 2002, increasing net income by approximately $2.5 million.

      We will test goodwill and intangible assets with indefinite lives for impairment as of January 1, 2002 and any resulting impairment charge will be reflected as a cumulative effect of a change in accounting principle. Under SFAS No. 142, we are required to screen goodwill for potential impairment by June 30, 2002 and measure the amount of impairment, if any, by December 31, 2002. The first required impairment test for intangible assets with indefinite useful lives must be completed by March 31, 2002. We do not believe the results of these tests will be material to our operating results or financial position.

      In August 2001, FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. We will evaluate long-lived assets based on the net future cash flow expected to be generated from the asset on an undiscounted basis whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. We do not expect the adoption of SFAS No. 144 to have a significant impact on our operating results or financial position.

      In November 2001, FASB issued a Staff Announcement Topic D-103 (“Topic D-103”), Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the income statement. Currently, we classify reimbursed out-of-pocket expenses as a reduction in the cost of consulting services. We are required to adopt the guidance of Topic D-103 in first quarter 2002 and our consolidated statements of income for prior periods will be reclassified to conform to the new presentation. The adoption of Topic D-103 will result in an increase in reported consulting services revenues and cost of consulting services of approximately $6.9 million each; however, it will not affect our net income or loss in any past or future periods.

      We adopted Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), effective January 1, 2001. SFAS No. 133 requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value. The adoption of SFAS No. 133 did not have a significant impact on our financial statements. We currently have no derivative instruments and have not engaged in foreign currency hedging transactions.

Results of Operations

      The following table sets forth certain selected financial information expressed as a percentage of total revenues for the periods indicated and certain gross margin data expressed as a percentage of software licenses, maintenance services, product revenues or consulting services, as appropriate:

	Year Ended
	December 31,

	2001	2000	1999

REVENUES:
Software licenses	34%	36%	26%
Maintenance services	20	18	13

Product revenues	54	54	39
Consulting services	46	46	61

Total revenues	100	100	100

COST OF REVENUES:
Cost of software licenses	1	2	1
Cost of maintenance services	5	4	5

Cost of product revenues	6	6	6
Cost of consulting services	34	38	45

Total cost of revenues	40	44	51

GROSS PROFIT	60	56	49
OPERATING EXPENSES:
Product development	17	17	18
Sales and marketing	18	17	17
General and administrative	13	12	12
Amortization of intangibles	4	4	3
Purchased in-process research and development	1	—	—
Restructuring, asset disposition and other merger related charges	1	—	1

Total operating expenses	54	50	51

OPERATING INCOME (LOSS)	6	6	(2)
Other income, net	1	2	3

INCOME (LOSS) BEFORE INCOME TAXES	7	8	1
Income tax (benefit) provision	2	3	—

NET INCOME (LOSS)	5%	5%	1%

Gross margin on software licenses	97%	95%	95%
Gross margin on maintenance services	72%	75%	67%
Gross margin on product revenues	88%	89%	85%
Gross margin on consulting services	26%	17%	26%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Revenues

      Revenues consist of product revenues and consulting services revenues which represented 54% and 46%, respectively, of total revenues during 2001 and 2000. Total revenues for 2001 were $206.9 million, an increase of $35.2 million, or 20%, over the $171.7 million reported in 2000. The increase includes $17.7 million in incremental revenues resulting from the acquisition of the E3 product line on September 7, 2001, and $6.2 million resulting from the longer period of ownership of the Intactix product line in 2001 versus 2000. We currently expect total revenues for the year 2002 to be in the range of $240 million to $245 million absent a significant rebound in the economy.

     Product Revenues

      Software Licenses. Software license revenues for 2001 increased 14% to $71.2 million from $62.6 million in 2000. The results for 2001 include the favorable impact of $10.8 million in software license revenues from the E3 product line that was acquired on September 7, 2001 and an additional quarter of software license revenues from the Intactix product line that was acquired in April 2000 ($2.5 million). Weakening economic conditions and the September 11 attack adversely impacted sales during 2001. In addition, we believe mid-tier retailers may be reluctant during the current economic slowdown to make the substantial investment in new hardware that usually accompanies the implementation of a new point-of-sale system due to the slower expected return on total investment. Analytic and optimization products such as E3, Intactix and Intellect appear to be less affected by the economic slowdown as they can enable our customers to lower their inventory levels and provide a quicker return on investment than products in other categories. Software license revenues represented 34% of total revenues in 2001 compared to 36% in 2000. Domestic software license revenues for 2001, excluding the favorable impact of revenues from the E3 product line and an additional quarter of ownership of the Intactix product line, increased 23% compared to 2000 due primarily to an increase in sales of the ODBMS application. We believe this increase reflects an increase in demand for packaged merchandising systems by larger, more complex retailers requiring the functionality and scalability of a UNIX/ Oracle solution, particularly in the grocery and convenience store sector of the retail market. International software license revenues for 2001, excluding the favorable impact of revenues from the E3 product line and an additional quarter of ownership of the Intactix product line, decreased 33% compared to 2000, primarily due to a decrease in software license sales in the Asia/ Pacific, European, and Latin American regions. The largest decrease was in the Asia/ Pacific region where we reported record results in 2000 due primarily to sales of Retail Enterprise Systems to “Tier 1” customers in Australia and Japan. We currently expect software license revenues for the year 2002 to increase 15% to 18% over 2001 and be in the range of $82 million to $84 million.

      Maintenance Services. Maintenance services revenues for 2001 increased 34% to $40.6 million from $30.4 million in 2000. The results for 2001 include the favorable impact of $3.8 million in maintenance services revenues from the E3 product line that was acquired on September 7, 2001, an additional quarter of maintenance revenues from the Intactix product line that was acquired in April 2000, and an increase in maintenance revenues resulting from a larger software license install base in all of our product lines. Maintenance services revenues represented 20% of total revenues in 2001 compared to 18% in 2000. We currently expect maintenance services revenues for the year 2002 to increase 38% to 43% over 2001 and be in the range of $56 million to $58 million.

     Consulting Services

      Consulting services revenues for 2001 increased 21% to $95.1 million from $78.7 million in 2000. The results for 2001 include the favorable impact of $3.1 million in consulting services revenues from the E3 product line that was acquired on September 7, 2001, an increase in consulting services revenues resulting primarily from the increase in new ODBMS software licenses sales during 2000 and 2001. Consulting services revenues typically lag software license revenues by as much as one year. Consulting services revenues represented 46% of total revenues in both 2001 and 2000. We currently expect consulting services revenue for the year 2002 to increase 2% to 5% over 2001 and to be in the range of $97 million to $100 million.

     Business Segment Revenues

      Total revenues in our Retail Enterprise Systems business segment increased 20% to $157.9 million in 2001 from $131.5 million in 2000. This increase includes the favorable impact of revenues from the E3 product line that was acquired on September 7, 2001, and an additional quarter of ownership of the Intactix product line that was acquired in April 2000. Excluding the favorable impact of these factors, total revenues in this segment increased 8% in 2001 compared to 2000. Revenues from our host system applications increased 10% in 2001 compared to 2000 due to a 39% increase in revenues related to ODBMS, offset in part by a 12% decrease in revenues related to MMS. We believe the increase in ODBMS revenues reflects an increase in demand for packaged merchandising systems by larger, more complex retailers requiring the functionality and scalability of a UNIX/ Oracle solution, particularly in the grocery and convenience store section of the retail market. MMS software license revenues for 2001 decreased 44% compared to 2000. We believe the market for the MMS application has been more heavily affected by the slower economic conditions, particularly in our international regions. Revenues from our analytic and optimization applications increased 41% in 2001 compared to 2000. Excluding the favorable impact of revenues from the E3 product line and the additional quarter of ownership of the Intactix product line, revenues from analytic and optimization applications increased 8% in 2001 compared to 2000. We believe demand for analytic and optimization products such as E3, Intactix and Intellect appear to be less affected by the economic slowdown as they can enable our customers to lower their inventory levels and provide a quicker return on investment than products in other categories. The Retail Enterprise Systems business segment represented 76% of our total revenues in 2001 compared to 77% in 2000. We believe this business segment will grow 15% to 20% in the year 2002 as a result of growing demand from “Tier 1” retailers for our packaged merchandising systems that incorporate the enhancements to scalability and functionality that we have made during the past 12 to 18 months; slowing competition in the “Tier 2” retail market; and increased demand for analytic and optimization solutions due to improved functionality, quick implementation time frames, the ease of integration to our transaction processing systems and quicker return on investment.

      Total revenues in our In-Store Systems business segment were flat at $25.8 million in 2001 compared to 2000. Software license revenues in this business segment decreased 29% in 2001 compared to 2000, offset by increases in maintenance and consulting services revenues of 53% and 12%, respectively. Weakening economic conditions have adversely impacted sales of In-Store Systems during 2001. We believe mid-tier retailers may be reluctant during the current economic slowdown to make the substantial investment in new hardware that usually accompanies the implementation of a new point of sale system due to the slower expected return on total investment. Maintenance services revenues increased in 2001 compared to 2000 as a result of our increased software license install base. Consulting services revenues increased in 2001 compared to 2000 due to the increase in new software license sales we experienced during 2000. The In-Store Systems business segment represented 12% of total revenues in 2001 compared to 15% in 2000. Assuming there is no immediate economic recovery, we believe this business segment will have flat to single digit growth in the year 2002.

      Total revenues in our Collaborative Solutions business segment increased 61% to $23.1 million in 2001 from $14.4 million in 2000. This increase includes the favorable impact of revenues from the E3 product line that was acquired on September 7, 2001 and an additional quarter of ownership of the Intactix product line that was acquired in April 2000. Excluding the favorable impact of these factors, total revenues in this segment increased 1% in 2001 compared to 2000. We believe the wholesale and manufacturing markets have also been negatively impacted by the economic slowdown. The Collaborative Solutions business segment represented 11% of total revenues in 2001 compared to 8% in 2000. We believe this business segment will grow 20% to 25% in the year 2002 due to impact of owning the E3 product line for a full year, and as a result of new modules and functionality that are being developed for certain of our existing products that will enable suppliers to collaborate more effectively with their retail customers via the Internet.

     Geographic Revenues

      Total revenues in the United States increased 30% to $117 million in 2001 from $90.3 million in 2000. The increase includes the favorable impact of revenues from the E3 product line that was acquired on September 7, 2001 and an additional quarter of ownership of the Intactix product line that was acquired in April 2000. Excluding the favorable impact of these factors, total revenues in this region increased 15% in 2001 compared to 2000. Software license, maintenance services and consulting services revenues related to ODBMS increased in this region in 2001 compared to 2000, offset in part by a decrease in software licenses and maintenance services revenues related to MMS.

      Total revenues in Europe increased 21% to $46.4 million in 2001 from $38.3 million in 2000. The increase includes the favorable impact of revenues from the E3 product line that was acquired on September 7, 2001 and an additional quarter of ownership of the Intactix product line that was acquired in April 2000. Excluding the favorable impact of these factors, total revenues in this region decreased 1% in 2001 compared to 2000. Retail Enterprise Systems consulting revenues, and software license sales and maintenance services revenues related to Collaborative Solutions increased in this region in 2001 compared to 2000, offset in part by a decrease in sales of Arthur Suite software licenses.

      Total revenues in Asia/ Pacific decreased 15% to $24 million in 2001 from $28.2 million in 2000. The decrease includes the favorable impact of revenues from the E3 product line that was acquired on September 7, 2001 and an additional quarter of ownership of the Intactix product line that was acquired in April 2000. Excluding the favorable impact of these factors, total revenues in this region decreased 16% in 2001 compared to 2000. Software license revenues in all decreased in all business segments in 2001 compared to 2000, offset in part by increased maintenance and consulting services revenues related to ongoing Retail Enterprise Systems implementations in Australia and Japan. During 2001 we experienced significant decreases in total revenues in Australia and Japan compared to 2000.

      Total revenues in Canada increased 48% to $11.8 million in 2001 from $8 million in 2000. The increase includes the favorable impact of revenues from the E3 product line that was acquired on September 7, 2001 and an additional quarter of ownership of the Intactix product line that was acquired in April 2000. Excluding the favorable impact of these factors, total revenues in this region increased 19% in 2001 compared to 2000. Maintenance services and consulting services revenues from Retail Enterprise Systems and In-Store Systems increased in 2001 compared to 2000.

      Total revenues in Latin America increased 5% to $9.8 million in 2001 from $9.3 million in 2000. The increase includes the favorable impact of revenues from the E3 product line that was acquired on September 7, 2001 and an additional quarter of ownership of the Intactix product line that was acquired in April 2000. Excluding the favorable impact of these factors, total revenues in this region increased 2% in 2001 compared to 2000. Maintenance and consulting services revenues from ongoing Retail Enterprise Systems implementations increased in 2001 compared to 2000, offset in part by a decrease in Retail Enterprise Systems software license revenues.

     Cost of Product Revenues

      Cost of Software Licenses. Cost of software licenses was $2.4 million, or 3% of software license revenues in 2001 compared to $2.9 million, or 5% of software license revenues in 2000. The decrease results from fewer software products, as a percentage of total software sales, sold in 2001 that incorporate functionality from third party software providers and require the payment of royalties.

      Cost of Maintenance Services. Cost of maintenance services increased 46% to $11.2 million, or 28% of maintenance services revenues, in 2001 from $7.7 million, or 25% of maintenance services revenues, in 2000. The increase results from the acquisition of E3 on September 7, 2001 and the addition of headcount in the customer support function during 2001 to support our growing installed client base.

     Cost of Consulting Services

      Cost of consulting services increased 8% to $70.0 million in 2001 from $65.0 million in 2000. The increase results in part from the acquisition of E3 on September 7, 2001. In addition, we added full-time employees to our consulting services group in 2001 compared to 2000 to support the increased demand for consulting services resulting from increased sales of new software licenses during 2000. Our consulting services headcount increased 6% in 2001 compared to 2000 and as of December 31, 2001 there were 588 individuals involved in this function. We also incurred higher costs for outside contractors in the Asia/ Pacific region during 2001, and higher travel and training costs.

     Gross Profit

      Gross profit for 2001 increased 28% to $123.4 million, or 60% of total revenues, from $96.2 million, or 56% of total revenues, in 2000. This increase results from an $8.6 million, or 14%, increase in software license revenues, a $10.2 million, or 34%, increase in maintenance services revenues, and a $16.4 million, or 21%, increase in consulting services together with higher consulting margins. Consulting services margins increased to 26% in 2001 compared to 17% in 2000 primarily as a result of improved utilization rates due to the realignment of resources within the consulting services organization to reflect changes in product and geographic demands. We currently expect consulting margins in 2002 to be in the range of 27% to 28% and gross profit, as a percentage of total revenues, to be in the range of 60% to 62% in year 2002.

     Operating Expenses

      Operating expenses, excluding amortization of intangibles, purchased in-process research and development and restructuring, asset disposition, and other merger related charges, increased 27% to $99.5 million, or 48% of total revenues, in 2001 from $78.4 million, or 46% of total revenues, in 2000. We currently expect operating expenses, excluding amortization of intangibles, to be in the range of 46% to 48% of total revenues in year 2002.

      Product Development. Product development expenses for 2001 increased 19% to $34.4 million from $28.8 million in 2000. Product development expense as a percentage of total revenues was 17% in both 2001 and 2000. The increase in product development expense results primarily from the cost of full-time employees added in connection with the acquisitions of Zapotec in February 2001, NeoVista in June 2001 and E3 in September 2001, and an additional quarter of product development expense related to the Intactix product line that was acquired in April 2000. Our product development headcount increased 29% in 2001 compared to 2000 and as of December 31, 2001 there were 328 individuals involved in this function. We believe that with the current breadth of our product suite, we can continue to effectively develop and market new value-added products with our existing capacity, absent further product acquisitions. We also believe development of our software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

      Sales and Marketing. Sales and marketing expenses for 2001 increased 32% to $38.0 million from $28.8 million in 2000. Sales and marketing expense as a percentage of total revenues was 18% in 2001 compared to 17% in 2000. The increase in sales and marketing expenses results primarily from a 16% increase in quota carrying sales representatives, higher commissions as a percentage of software license revenues, and higher average travel costs due in part to the acquisition of E3 in September 2001. Our sales and marketing headcount increased 23% in 2001 compared to 2000 and as of December 31, 2001 there were 172 individuals involved in this function, including 93 quota carrying sales personnel compared to 80 at December 31, 2000.

      General and Administrative. General and administrative expenses for 2001 increased 31% to $27.1 million from $20.8 million in 2000. General and administrative expense, as a percentage of total revenues, was 13% in 2001 compared to 12% in 2000. The increase in general and administrative expense results from the acquisition of E3 in September 2001, additional full-time employees and outside contractors involved in the development and maintenance of our internal information systems, and higher legal and bad debt costs. We increased our provision for bad debts 51% to $4.9 million in 2001 from $3.2 million in 2000, or 2% of total revenues in both years, due to an increase in the frequency of bankruptcies in our customer base. We currently expect the provision for bad debts to be 2% of total revenues in year 2002.

      Amortization of Intangibles. Amortization of intangibles for 2001 increased 30% to $8.5 million from $6.5 million in 2000. The results for 2001 include an additional quarter of amortization related to goodwill and other intangibles recorded in connection with the acquisition of Intactix in April 2000 and new amortization related to the acquisitions of Zapotec in February 2001, NeoVista in June 2001 and E3 in September 2001. We currently expect amortization of intangibles to be $7.1 million in year 2002 after giving effect to the non-amortization provisions of SFAS No. 142. We believe SFAS No. 142 will have the effect of reducing the amortization expense that would have been recorded under prior accounting rules by $3.8 million in 2002, increasing net income by approximately $2.5 million.

      Purchased In-process Research and Development. We expensed $161,000 of purchased in-process research and development in the first quarter of 2001 in connection with the acquisition of Zapotec in February 2001. In addition, we expensed $2.2 million of purchased in-process research and development in the third quarter of 2001 in connection with the acquisition of E3 in September 2001. We expensed $200,000 of purchased in-process research and development in the second quarter of 2000 in connection with the acquisition of Intactix in April 2000.

      Restructuring, Asset Disposition and Other Merger Related Charges. We recorded restructuring, asset disposition and other merger related charges of $749,000 in first quarter 2001 and an additional $236,000 in fourth quarter 2001 for JDA employees made redundant in the E3 acquisition. These restructuring initiatives involved a workforce reduction of 41 full-time employees certain implementation service groups, product development activities, sales and marketing, and administrative functions in the United States, Europe, Canada and Latin America. All workforce reductions associated with these charges were made on or before March 31, 2001 or December 31, 2001, as appropriate. Included in the amounts above are other merger related charges of $208,000 which consist of the write-off of certain merger and acquisition costs related to a potential acquisition that was abandoned.

      A restructuring and asset disposition charge of $828,000 was recorded during the first quarter of 2000. This restructuring initiative involved a workforce reduction of 65 full-time employees in certain implementation service groups and administrative functions in the United States, Europe and Canada. We believe this reduction helped stabilize service margins, optimized our labor resources in these geographic regions, and freed up funds for investment in staff that support higher growth product lines, including the Arthur Suite and our e-commerce initiatives. All workforce reductions associated with this charge were made on or before March 31, 2000.

     Operating Income

      Operating income increased 18% to $12.1 million in 2001 from $10.2 million in 2000. The E3 acquisition in September 2001 provided $1.8 million of this increase.

      Operating income in our Retail Enterprise Systems business segment increased 58% to $37.3 million in 2001 from $23.6 million in 2000. The increase results primarily from increases in software licenses, maintenance and consulting services revenues related to the E3 product line, an additional quarter of revenue from retail customers of the Intactix product line, and an increase in revenues related to ODBMS, offset in part by an increase in sales and marketing expense.

      Operating income in our In-Store Systems business segment decreased 38% to $5.5 million in 2001 from $8.8 million in 2000. The decrease results primarily from a 29% decrease in software license sales and an increase in product development expense for the Store Portals applications, offset in part by increased maintenance and consulting services revenues.

      Operating income in our Collaborative Solutions business segment increased 34% to $8.2 million in 2001 from $6.2 million in 2000. The Collaborative Solutions business segment did not exist prior to the second quarter of 2000 and the increase in operating income in 2001 compared to 2000 results primarily from incremental sales of software licenses, maintenance and consulting services related to the Intactix product line that was acquired in April 2000 and the E3 product line that was acquired in September 2001. The acquisitions of Intactix and E3 have provided us with an additional client base of over 3,000 manufacturers and wholesalers and a new market for business-to-business collaborative planning between the retailers and their suppliers.

     Provision for Income Taxes

      Our effective income tax rate reflects statutory federal, state and foreign tax rates, partially offset by reductions for research and development expense tax credits. From time to time, we may be subjected to audit by federal, state and/ or foreign taxing authorities. During 2001 we reached an agreement with the IRS that settled the proposed adjustments from the audit of our 1997 and 1996 Federal Income Tax Returns. In the

settlement, the IRS agreed to allow us to take a research and development expense tax credit for substantially all of the qualifying expenses originally reported in our corporate income tax returns for those years. We have been able to reduce the 2001 effective income tax rate from 37% to 34.6% by including current research and development expense tax credits that would not have been claimed prior to the settlement. We currently expect an effective tax rate of 35.5% for 2002. We have recently received notice from the IRS that they will conduct an audit of our 1998 and 1999 Federal Income Tax Returns during 2002.

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

     Product Revenues

      Software Licenses. Software license revenues for 2000 were $62.6 million, an increase of 70% over the $36.8 million reported in 1999. Software license revenues represented 36% of total revenues in 2000 compared to 26% in 1999. The increase includes increases in each of our product categories and $9.0 million in software license revenues from the Intactix product line that was acquired in April 2000. Domestic and international software license revenues increased 74% and 67%, respectively in 2000 compared to 1999. Software license revenues for the fourth quarter of 2000 were approximately $6.0 million below our expectations. This shortfall was a result of the deferral to future periods of several larger software license deals, including some that involved multiple products. In addition, we began to see the impact of a recession in the United States in fourth quarter 2000, which temporarily delayed our customers’ decision processes, elongated our related sales cycles, and lowered the overall demand for certain products.

      Maintenance Services. Maintenance services revenues for 2000 were $30.4 million, an increase of 61% over the $18.9 million reported in 1999. Maintenance services revenues represented 18% of total revenues in 2000 compared to 13% in 1999. The increase resulted primarily from the incremental maintenance services revenues from the Intactix product line that was acquired in April 2000 and the increased demand stemming from new software license sales during 2000.

     Consulting Services

      Consulting services revenues for 2000 were $78.7 million, a decrease of 9% from the $86.9 million reported in 1999. Consulting services revenues represented 46% of total revenues in 2000 compared to 61% in 1999. This decrease was expected, and is due to the lower implementation revenues that resulted from the decline in new software license sales we experienced throughout most of 1999 due to the lockdown on IT expenditures in anticipation of the millennium change.

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

     Geographic Revenues

      Total revenues in the United States increased 15% to $90.3 million in 2000 from $78.4 million in 1999. This increase resulted from increases in all product categories for software license sales and maintenance service revenues in 2000 compared to 1999, offset in part by a decrease in consulting services revenues that resulted from the decline in new software license sales we experienced throughout most of 1999, and as a result of the reduced implementation time frames that our products now require.

      Total revenues in Europe decreased 2% to $38.3 million in 2000 from $39.2 million in 1999. The decrease resulted from a slow down in demand for software licenses and consulting services in all product categories except Collaborative Solutions in 2000 compared to 1999, offset in part by the incremental software license and maintenance services revenues from the Intactix product line. The decline in demand for consulting services resulted primarily from the decline in new software license sales we experienced throughout most of 1999. We also believe that the region was impacted by certain operational inefficiencies during 2000, and distractions resulting from the integration of the Intactix acquisition in April 2000.

      Total revenues in Asia/ Pacific increased 149% to $28.2 million in 2000 from $11.3 million in 1999. The increase resulted from increases in all product categories for software license sales and maintenance services in 2000 compared to 1999, and an increase in consulting services for all product categories except In-Store Systems. We experienced strong increases in Australia, which produced $10.3 million in total revenues in 2000 compared to $4.3 million in 1999. In addition, Japan contributed $8.1 million in total revenues in 2000 compared to $2.5 million in 1999.

      Total revenues in Canada decreased 2% to $8.0 million in 2000 from $8.1 million in 1999. The decrease resulted primarily from a decrease in consulting services revenues from Retail Enterprise Systems as a result of the decline in new software license sales we experienced throughout most of 1999, offset in part by a 71% increase in software license sales in 2000 compared to 1999.

      Total revenues in Latin America increased 4% to $9.3 million in 2000 from $8.9 million in 1999. The increase resulted primarily from an increase in software license sales and maintenance services from Retail Enterprise Systems, offset in part by decreases in consulting services revenues in all product categories in 2000 compared to 1999.

     Cost of Product Revenues

      Cost of Software Licenses. Cost of software licenses was $2.9 million for 2000 as compared to $2.0 million in 1999. The increase resulted from increased royalties on the higher mix of software products that incorporate functionality from third party software providers such as Compuware, Inc. (ODBMS) and Silvon Software, Inc. (Retail IDEAS). Cost of software licenses represented 5% of software license revenues in both 2000 and 1999.

      Cost of Maintenance Services. Cost of maintenance services increased 23% to $7.7 million in 2000 from $6.2 million in 1999. We added headcount in this function during 2000 to support our growing client base.

     Cost of Consulting Services

      Cost of consulting services increased 1% to $65.0 million in 2000 from $64.4 million in 1999. Our consulting services headcount decreased 4% in 2000 compared to 1999 and as of December 31, 2000 there were 554 individuals involved in this function. The decrease in headcount was more than offset by salary increases, the higher costs incurred for outside contractors in the United States and Asia/ Pacific regions, and higher travel and training costs.

     Gross Profit

      Gross profit for 2000 was $96.2 million, an increase of 37% over the $70.1 million reported in 1999. Gross profit, as a percentage of total revenues, increased to 56% in 2000 compared with 49% in 1999. This increase resulted from the higher mix of software license and maintenance services revenues as a percentage of total revenues during 2000 compared to 1999, offset in part by a decrease in our consulting service margins to 17% in 2000 from 26% in 1999. Our utilization rates improved in 2000 compared to 1999, however, this improvement was offset by higher average costs per consulting associate, the higher costs incurred for outside contractors in the United States and Asia/ Pacific regions, and higher travel and training costs.

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

      Sales and Marketing. Sales and marketing expenses for 2000 were $28.8 million, a 17% increase over the $24.6 million reported in 1999. Sales and marketing expense as a percentage of total revenues was 17% in both 2000 and 1999. The increase in sales and marketing expenses resulted primarily from the acquisition of Intactix in April 2000 and increased commissions due to higher software license revenues in 2000 compared to 1999.

      General and Administrative. General and administrative expenses for 2000 were $20.8 million, a 21% increase over the $17.2 million reported in 1999. The increase in general and administrative expense resulted primarily from the acquisition of Intactix in April 2000. General and administrative expense, as a percentage of total revenues, was 12% in both 2000 and 1999.

      Amortization of Intangibles. Amortization of intangibles for 2000 was $6.5 million, a 48% increase over the $4.4 million reported in 1999. The increase in amortization consists primarily of amortization on intangibles recorded in connection with the acquisition of Intactix in April 2000.

      Restructuring and Asset Disposition Charges. We recorded an $828,000 restructuring and asset disposition charge during the first quarter of 2000. The restructuring initiatives involved a workforce reduction of 65 full-time employees in certain implementation service groups and administrative functions in the United States, Europe and Canada. This reduction helped stabilize service margins, optimized our labor resources in these geographic regions, and freed up funds for investment in staff that support higher growth product lines, including the Arthur Suite and our e-commerce initiatives. All workforce reductions associated with this charge were made on or before March 31, 2000. A similar restructuring and asset disposition charge of $2.1 million was recorded during the first quarter of 1999 for a workforce reduction of 54 full-time employees in the United States and Europe ($1.4 million), the closure of three unprofitable locations in Germany, France and South Africa ($226,000), the disposal of property and equipment related to the closure of these locations and the disposal of furniture that was abandoned with consolidation of our corporate operations into one facility ($507,000), and the release of over 80 subcontractors worldwide.

     Operating Income

      Operating income increased 414% to $10.2 million in 2000 from an operating loss of $3.3 million in 1999. The Intactix acquisition in April 2000 provided $8.7 million of this increase.

      Operating income in our Retail Enterprise Systems business segment increased 32% to $23.6 million in 2000 from $17.9 million in 1999. The increase resulted primarily from a 43% increase in software license sales, which have gross margins ranging from 95% to 100%, increased maintenance services revenues, offset in part by reduced consulting services revenues, lower consulting margins, and increased product development and sales and marketing expenses in 2000 compared to 1999.

      Operating income in our In-Store Systems business segment increased 237% to $8.8 million in 2000 from $2.6 million in 1999. The increase resulted primarily from a 132% increase in software license sales, which have gross margins ranging from 95% to 100%, and lower product development and sales and marketing costs in of 2000 compared to 1999.

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

     Provision for Income Taxes

      Our effective income tax rate reflects statutory federal, state and foreign tax rates, partially offset by reductions for research and development expense tax credits. From time to time, we may be subjected to audit by federal, state and/ or foreign taxing authorities. The IRS completed an audit of our 1996 and 1997 Federal Income Tax Returns during 2000. As a result of the audit, we received proposed adjustments from the IRS reducing our 1996 and 1997 research and development credits. We subsequently entered into a settlement agreement with the IRS in 2001 under which the IRS agreed to allow us to take a research and development expense tax credit for substantially all of the qualifying expenses originally reported in our corporate income tax returns for those years.

Liquidity and Capital Resources

      Since our inception, we have financed our operations through cash generated from operations and public sales of equity securities. We had working capital of $93.1 million at December 31, 2001 compared with $112.8 million at December 31, 2000. Cash and marketable securities at December 31, 2001 were $64.0 million, a decrease of $12.6 million from the $76.6 million reported at December 31, 2000. Working capital and our cash and marketable securities balance decreased in 2001 primarily as a result of the cash expended to purchase Zapotec in February 2001, NeoVista in June 2001 and E3 in September 2001, offset in part by cash provided by operating activities.

      Operating activities provided cash of $27.7 million and $8.9 million in 2001 and 2000, respectively. Cash provided from operating activities in 2001 includes net income of $9.6 million, $16.7 million of depreciation and amortization, $4.9 million in provision for doubtful accounts, the write-off of $2.4 million of purchased in-process research and development, and a $2.1 million increase in deferred revenues, offset in part by a $7.1 million increase in accounts receivable, and an increase of $2.7 million in prepaid expenses and other current assets. Cash provided from operating activities in 2000 includes net income of $8.9 million, $14.6 million of depreciation and amortization, $3.2 million in provision for doubtful accounts, and a $2.5 million increase in accounts payable and accrued expenses, offset in part by a $20.1 million increase in accounts receivable. We had net receivables of $60.9 million, or 91 days sales outstanding (“DSOs”) at December 31, 2001 compared to $54.4 million, or 114 DSOs at December 31, 2000. Collection of receivables continues to be an area of focus during these tentative economic times. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including seasonality, shifts in customer buying patterns, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.

      Investing activities utilized cash of $34.8 million and $9.6 million in 2001 and 2000, respectively. Cash utilized by investing activities in 2001 includes the net maturity of $3.7 million of marketable securities, offset by $6.8 million in capital expenditures, the issuance of a $3.5 million promissory note receivable, and $29.8 million in cash payments for the acquisitions of Zapotec, NeoVista, and E3. Cash utilized by investing activities in 2000 includes the net maturity of $19.5 million of marketable securities, offset by $7.8 million in capital expenditures and $23.1 million in net cash payments for the acquisition of Intactix.

      Financing activities utilized cash of $700,000 in 2001 and provided cash of $3.9 million in 2000. The activity in both periods includes proceeds from the issuance of common stock and related tax benefits under our stock option and employee stock purchase plans. In addition, the activity for 2001 includes the repurchase of 76,500 shares of our outstanding stock for $875,000 under our stock repurchase program and the payoff of $8.2 million in borrowings under lines of credit, notes payable, and long-term debt assumed in connection with the acquisition of E3. We have repurchased 239,000 shares of our common stock since the inception of the stock repurchase program that expired in October 2001.

      Changes in the currency exchange rates of our foreign operations had the effect of reducing cash by $1.1 million and $671,000 in 2001 and 2000, respectively. We did not enter into any foreign exchange contracts or engage in similar hedging strategies during 2001 or 2000.

      We believe there are opportunities to grow our business through the acquisition of complementary and synergistic companies, products and technologies. We look for acquisitions that can be readily integrated and accretive to earnings, although we may pursue non-accretive acquisitions that appear strategically important. We believe the general size of cash acquisitions we would currently consider to be in the $5 million to $30 million range. On February 5, 2001, we acquired certain assets of Zapotec for $1.2 million in cash, and assumed certain trade and other liabilities and specific acquisition related liabilities for consulting and maintenance obligations under assumed contracts. On June 26, 2001, we acquired certain assets of Accrue Software, Inc., including the NeoVista Decision Series, for $4.9 million in cash. On September 7, 2001, we acquired all the outstanding stock of E3 Corporation for $58 million which includes the purchase price of $43.5 million plus $6 million in direct costs related to the transaction that have been incurred through December 31, 2001 and $8.5 million in reserves that have been provided for additional anticipated direct costs. These acquisitions were accounted for as purchases, and accordingly, the operating results of each have been included in our consolidated financial statements from the date of closing. Any material acquisition could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid. In addition, any material acquisitions of complementary or synergistic companies, products or technologies could require that we obtain additional equity financing. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to us and would not result in additional dilution to our stockholders.

      We believe that our cash and cash equivalents, investments in marketable securities, and funds generated from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months.

Euro Currency

      In January 1999, a new currency called the ECU or the “Euro” was introduced in participating European Economic and Monetary Union (“EMU”) countries. Through December 31, 2001 participating EMU countries conducted business in both their existing national currency and the Euro. Beginning January 1, 2002, all participating EMU countries are expected to be operating with the Euro as their single currency. As a result, companies operating in or conducting business in these EMU member countries will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro.

      We currently offer certain software products that are designed to be Euro-currency enabled, and we believe these products can be modified to accommodate any change to Euro currency requirements. We have also provided warranties in various European contracts that certain of our products will meet some or all Euro currency requirements.

      We believe there may have been a slowing of demand during 2001 in the European markets due, in part, to deferred purchasing decisions related to the distraction of the pending Euro conversion. We are unable to predict the impact the Euro conversion distraction may have had on the length and predictability of selling cycles in this region.

Certain Risks

      Our Operating Results May Fluctuate Significantly, Which Could Adversely Affect the Price of Our Stock. Our quarterly operating results have varied and are expected to continue to vary in the future. If our quarterly operating results fail to meet management’s projections or analysts’ expectations, the price of our stock could decline. Many factors may cause these fluctuations, including:

•	demand for our software products and services, including the size and timing of individual contracts and our ability to recognize revenue with respect to contracts signed in the quarter, particularly with respect to our significant customers;

•	changes in the length of our sales cycle;

•	competitive pricing pressures;

•	customer order deferrals resulting from the anticipation of new products, economic uncertainty, disappointing operating results by the customer, or otherwise;

•	the timing of new software product introductions and enhancements to our software products or those of our competitors, and market acceptance of our new software products;

•	changes in our operating expenses;

•	changes in the mix of domestic and international revenues, or expansion or contraction of international operations;

•	our ability to complete fixed price consulting contracts within budget;

•	foreign currency exchange rate fluctuations;

•	integration issues associated with newly acquired businesses;

•	lower-than-anticipated utilization in our consulting services group as a result of reduced levels of software sales, reduced implementation times for our products, changes in the mix of demand for our software products, or other reasons; and

•	general industry and economic conditions or terrorist activities such as the September 11 attack, which could negatively impact the industry, our customers’ ability to pay for our products and services, and which could potentially lead to an increased number of bankruptcy filings and/or bad debt charges.

      We believe it is likely that in some future quarter our operating results will vary from the expectations of public market analysts or investors. If this happens, or if adverse conditions prevail, or are perceived to prevail, with respect to our business, or generally, the price of our common stock may decline. Significant fluctuations have included, or may include in the future, the following:

•	A Decline in Overall Demand for Our Products or Services. We have in the past experienced a decline in overall demand for our products we believe as a result of:

•	cancelled or delayed purchasing decisions related to the September 11 terrorist attack;

•	the millennium change;

•	conversion to the Euro currency;

•	external and internal marketing issues;

•	increased competition;

•	elongated sales cycles;

•	a limited number of referenceable implementations in the early years of product release;

•	certain design and stability issues we may experience in earlier versions of our products; and/or

•	lack of desired features and functionality.

The retail industry appears to have maintained its level of investment in information technology over the past two years. However, we have been, and remain concerned about weak economic conditions, consolidations within the retail industry, and the disappointing results of retailers in certain of our geographic regions. In addition, the September 11 attack directly impacted our operating results during the second half of 2001 by delaying or suspending potential software sales. The retail industry will be negatively impacted if the current adverse economic conditions or fear of terrorists’ attacks persists for an extended period of time. Such weakened economic conditions have in the past, and may in the future, negatively impact our revenues, elongate our selling cycles, reduce the demand for our products and negatively impact our business, operating results and financial condition. In addition, our customers’ ability to pay for our products services could be impaired, and we may experience an increased number of bankruptcy filings in our customer base.

•	Our Gross Margins May Decline. Because the gross margins on product revenues (software licenses and maintenance services) are significantly greater than the gross margins on consulting services, our combined gross margin has fluctuated from quarter to quarter, and it may continue to fluctuate significantly based on revenue mix. In addition, our gross margins on consulting services revenues vary significantly with the rates at which we utilize our consulting personnel, and as a result, our overall gross margins will be adversely affected when there is not enough work to keep our consultants busy.

•	We May Misjudge When We Realize Software Sales. Software license revenues in any quarter depend substantially upon contracts signed and the related shipment of software in that quarter. It is therefore difficult for us to predict revenues. Because of the timing of our sales, we typically recognize the substantial majority of our software license revenues in the last weeks or days of the quarter, and we may derive a significant portion of our quarterly software license revenues from a small number of relatively large sales. In addition, it is difficult to forecast the timing of large individual software license sales with a high degree of certainty due to the extended length of the sales cycle and the generally more complex contractual terms that may be associated with such licenses that could result in the deferral of some or all of the revenue to future periods. Accordingly, large individual sales have sometimes occurred in quarters subsequent to when we anticipated. We expect these aspects of our business to continue. If we receive any significant cancellation or deferral of customer orders, or we are unable to conclude license negotiations by the end of a fiscal quarter, our operating results may be lower than anticipated. In addition, any weakening or uncertainty in the economy may make it more difficult for us to predict quarterly results in the future, and could negatively impact our business, operating results and financial condition for an indefinite period of time.

•	We May Not Be Able to Reduce Expense Levels If Our Revenues Decline. Our expense levels are based on our expectations of future revenues. Since software license sales are typically accompanied by a significant amount of consulting and maintenance services, the size of our services organization must be managed to meet our anticipated software license revenues. As a result, we hire and train service personnel and incur research and development costs in advance of anticipated software license revenues. If software revenues fall short of our expectations, or if we are unable to fully utilize our service personnel, our operating results are likely to decline because a significant portion of our expenses cannot be quickly reduced to respond to any unexpected revenue shortfall.

      We Are Dependent Upon the Retail Industry. Historically, we have derived 89% or more of our revenues from the license of software products and the performance of related services to the retail industry. Our future growth is critically dependent on increased sales to the retail industry. The success of our customers is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, we believe that the licensing of certain of our software products involves a large capital expenditure, which is often accompanied by large-scale hardware purchases or other capital commitments. As a result, demand for our products and services could decline in the event of instability or downturns such as that currently being experienced in the retail industry. Such downturns may cause customers to delay, cancel or reduce any planned expenditure for information management systems and software products.

      We also believe that the retail industry may be consolidating and that the industry is currently experiencing increased competition and weakening economic conditions that could negatively impact the industry and our customers’ ability to pay for our products and services. Such consolidation and weakening economic conditions have in the past, and may in the future, negatively impact our revenues, reduce the demand for our products and may negatively impact our business, operating results and financial condition. Currently, weakening economic conditions and the September 11 attack have adversely impacted sales of our AS/400-based merchandise management systems during 2001. In addition, sales of our In-Store Systems have been adversely impacted as we believe mid-tier specialty retailers may be reluctant during the current economic slowdown to make the substantial infrastructure investment that generally accompanies the implementation of new store systems.

      There May Be An Increase in Customer Bankruptcies Due to Weak Economic Conditions. We have in the past and may in the future be impacted by customer bankruptcies. During weak economic conditions, such as those currently being experienced in many geographic regions around the world, there is an increased risk that certain of our customers will file bankruptcy. When our customers file bankruptcy, we may be required to forego collection of pre-petition amounts owed, and to repay amounts remitted to us during the 90-day preference period preceding the filing. Accounts receivable balances related to pre-petition amounts may in certain of these instances be large due to extended payment terms for software license fees, and significant billings for consulting and implementation services on large projects. The bankruptcy laws, as well as the specific circumstances of each bankruptcy, may severely limit our ability to collect pre-petition amounts, and may force us to disgorge payments made during the 90-day preference period. We also face risk from international customers which file for bankruptcy protection in foreign jurisdictions, in that the application of foreign bankruptcy laws may be less certain or harder to predict. Although we believe that we have sufficient reserves to cover anticipated customer bankruptcies, there can be no assurance that such reserves will be adequate, and if they are not adequate, our business, operating results and financial condition would be adversely affected.

      We May Have Difficulty Attracting and Retaining Skilled Personnel. Our success is heavily dependent upon our ability to attract, hire, train, retain and motivate skilled personnel, including sales and marketing representatives, qualified software engineers involved in ongoing product development, and consulting personnel who assist in the implementation of our products and services. The market for such individuals is competitive. Given the critical roles of our sales, product development and consulting staffs, our inability to recruit successfully or any significant loss of key personnel would hurt us. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. We cannot guarantee that we will be able to retain our current personnel, attract and retain other highly qualified technical and managerial personnel in the future, or be able to assimilate the employees from any acquired businesses. We will continue to adjust the size and composition of the workforce in our services organization to match the different product and geographic demand cycles. If we are unable to attract and retain the necessary technical and managerial personnel, or assimilate the employees from any acquired businesses, our business, operating results and financial condition would be adversely affected.

      We Have Only Deployed Certain of Our Software Products On a Limited Basis, and Have Not Yet Deployed Some Software Products that are Important to our Future Growth. Certain of our software products, including MMS.com, Internet Portals and certain modules of Affinity and Intellect, have been commercially released within the last two years. Other modules of our Affinity and Intellect products, as well as the UNIX/Oracle version of the E3Trim product, are still in beta or under development. In addition, we have only recently announced our intentions to develop or acquire a series of business-to-business e-commerce solutions, including products in furtherance of our pursuit of the market for Collaborative Solutions. The markets for these products are new and evolving, and we believe that retailers and their suppliers may be cautious in adopting web-based and other new technologies. Consequently, we cannot predict the growth rate, if any, and size of the markets for our e-commerce products or that these markets will continue to develop. Potential and existing customers may find it difficult, or be unable, to successfully implement our e-commerce products, or may not purchase our products for a variety of reasons, including their inability or unwillingness to deploy sufficient internal personnel and computing resources for a successful implementation. In addition, we must overcome significant obstacles to successfully market our newer products, including limited experience of our sales and consulting personnel. If the markets for our newer products fail to develop, develop more slowly or differently than expected or become saturated with competitors, or if our products are not accepted in the marketplace or are technically flawed, our business, operating results and financial condition will decline.

      There Are Risks Associated With Introducing New Lines of Business. We may introduce new lines of business that are outside our traditional focus on software licenses and related maintenance and implementation services. Introducing new lines of business involves a number of uncertainties, including a lack of internal resources and expertise to operate and grow such new lines of business, immature internal processes and controls, inexperience predicting revenues and expenses for the new lines of business, and the possibility that such new lines of business will divert management attention and resources from our traditional business. The inability of management to effectively develop and operate these new lines of business could have a material adverse effect on our business, operating results and financial condition. Moreover, we may not be able gain acceptance of any new lines of business in our markets, penetrate new markets successfully, or obtain the anticipated or desired benefits of such new lines of business.

      There Are Many Risks Associated with International Operations. Our international revenues represented 44% of total revenues in 2001 as compared to 48% and 46% in fiscal 2000 and 1999, respectively. If our international operations grow, we must recruit and hire a number of new consulting, sales and marketing and support personnel in the countries we have or will establish offices. Our entry into new international markets typically requires the establishment of new marketing and distribution channels as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. The opening of our new offices typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. If we are less successful in a new market than we expect, we may not be able to realize an adequate return on our initial investment and our operating results could suffer. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, that we will be successful at hiring, training or retaining such personnel, or that we can expand our international operations in a timely manner.

      Our international business operations are subject to risks associated with international activities, including:

•	currency fluctuations;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers;

•	costs and risks of localizing products for foreign countries;

•	longer accounts receivable payment cycles in certain countries;

•	potentially negative tax consequences;

•	difficulties in staffing and managing geographically disparate operations;

•	greater difficulty in safeguarding intellectual property, licensing and other trade restrictions;

•	repatriation of earnings;

•	the burdens of complying with a wide variety of foreign laws; and

•	general economic conditions in international markets.

      Consulting services in support of certain international software licenses typically have lower gross margins than those achieved domestically due to generally lower billing rates and/ or higher costs in certain of our international markets. Accordingly, any significant growth in our international operations may result in declines in gross margins on consulting services. We expect that an increasing portion of our international software license, consulting services and maintenance services revenues will be denominated in foreign currencies, subjecting us to fluctuations in foreign currency exchange rates. As we continue to expand our international operations, exposures to gains and losses on foreign currency transactions may increase. We may choose to limit such exposure by entering into forward foreign currency exchange contracts or engaging in similar hedging strategies. We cannot guarantee that any currency exchange strategy would be successful in avoiding exchange-related losses. In addition, revenues earned in various countries where we do business may be subject to taxation by more than one jurisdiction, which would reduce our earnings.

      We May Face Difficulties In Our Highly Competitive Markets. The markets for our software products are highly competitive. We believe the principal competitive factors are feature and functionality, product reputation and referenceable accounts, retail industry expertise, total solution cost, e-commerce capabilities and quality of customer support. We encounter competitive products from a different set of vendors in each of our primary product categories. Our Retail Enterprise Systems compete with internally developed systems and with third-party developers such as Essentus, Inc., GERS, Inc., Marketmax, Inc., Micro Strategies Incorporated, NONSTOP Solutions, nsb Retail Systems PLC, Radius PLC, Retek, Inc., SAP AG, and SVI Holdings, Inc. In addition, new competitors may enter our markets and offer merchandise management systems that target the retail industry.

      The competition for our In-Store Systems is more fragmented than the competition for our Retail Enterprise Systems. We compete with major hardware equipment manufacturers such as ICL, NCR and IBM, as well as software companies such as CRS Business Computers, Datavantage, Inc., nsb Retail Systems PLC, and Triversity.

      Our current Collaborative Solutions compete with products from Marketmax, Inc., NONSTOP Solutions, AC Nielsen Corporation, i2 Technologies, Manugistics Group, Inc., and Information Resources, Inc.

      In the market for consulting services, we have pursued a strategy of forming informal working relationships with leading retail systems integrators such as Kurt Salmon Associates and PriceWaterhouseCoopers. These integrators, as well as independent consulting firms such as CAPGemini, IBM Global Services, AIG Netplex, CFT Consulting, Lakewest Consulting, SPL and ID Applications, also represent competition to our consulting services group.

      As we continue to develop or acquire e-commerce products and expand our business in the Collaborative Solutions area, we expect to face potential competition from business-to-business e-commerce application providers, including Ariba, Broadvision, Commerce One, Commercialware, i2 Technologies, Manugistics Group, Inc., Microsoft, Inc., Retek,  nc., and Ecometry Corporation (formerly Smith Gardner). Some of our existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and other resources than we do, which could provide them with a significant competitive advantage over us. We cannot guarantee that we will be able to compete successfully against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.

      We May Have Difficulty Implementing Our Products. Our software products are complex and perform or directly affect mission-critical functions across many different functional and geographic areas of the enterprise. Consequently, implementation of our software products can be a lengthy process, and commitment of resources by our clients is subject to a number of significant risks over which we have little or no control. Although average implementation times have recently declined, we believe the implementation of the UNIX/Oracle versions of our products can be longer and more complicated than our other applications as they typically (i) appeal to larger retailers who have multiple divisions requiring multiple implementation projects, (ii) require the execution of implementation procedures in multiple layers of software, (iii) offer a retailer more options for product hierarchy, order processing and other configuration choices, and (iv) may involve third party integrators to change business processes concurrent with the implementation of the software. Delays in the implementations of any of our software products, whether by us or our business partners, may result in client dissatisfaction, disputes with our customers, or damage to our reputation. Significant problems implementing our software therefore, can cause delays or prevent us from collecting license fees for our software and can damage our ability to get new business.

      Our Fixed-Price Service Contracts May Result In Losses. We offer a combination of software products, consulting and maintenance services to our customers. Typically, we enter into service agreements with our customers that provide for consulting services on a “time and expenses” basis. Certain clients have asked for, and we have from time to time entered into, fixed-price service contracts, which link services payments, and occasionally software payments, to implementation milestones. We believe fixed-price service contracts will increasingly be offered by our competitors to differentiate their product and service offerings and likely will be a necessary condition as we increase our presence with “Tier 1” customers. As a result, we likely will enter into more fixed-price contracts in the future. If we are unable to meet our contractual obligations under fixed-price contracts within our estimated cost structure, our operating results could suffer.

      Our Success Depends Upon Our Proprietary Technology. Our success and competitive position is dependent in part upon our ability to develop and maintain the proprietary aspect of our technology. The reverse engineering, unauthorized copying, or other misappropriation of our technology could enable third parties to benefit from our technology without paying for it.

      We rely on a combination of trademark, trade secret, copyright law and contractual restrictions to protect the proprietary aspects of our technology. We seek to protect the source code to our software, documentation and other written materials under trade secret and copyright laws. To date, we have not protected our technology with patents. Effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. We license our software products under signed license agreements that impose restrictions on the licensee’s ability to utilize the software and do not permit the re-sale, sublicense or other transfer of the source code. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and independent consultants to execute confidentiality agreements with us and by restricting access to our source code.

      We license and integrate technology from third parties in certain of our software products. For example, we license the Uniface client/server application development technology from Compuware, Inc. for use in ODBMS, certain applications from Silvon Software, Inc. for use in Retail IDEAS, IBM’s Net.commerce merchant server software for use in MMS.com, and the Syncsort application for use in the Arthur Suite. These third party licenses generally require us to pay royalties and fulfill confidentiality obligations. If we are unable to continue to license any of this third party software, or if the third party licensors do not adequately maintain or update their products, we would face delays in the releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our software products. These delays, if they occur, could harm our business, operating results and financial condition. It is also possible that intellectual property acquired from third parties through acquisitions, mergers, licenses or otherwise may not have been adequately protected.

      There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that in the future third parties may claim that we or our current or potential future software solutions infringe on their intellectual property. We expect that software product developers and providers of e-commerce products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlap. In addition, we may find it necessary to initiate claims or litigation against third parties for infringement of our proprietary rights or to protect our trade secrets. Since we now plan to resell hardware we may also become subject to claims from third parties that the hardware, or the combination of hardware and software, infringe their intellectual property. Although we may disclaim certain intellectual property representations to our customers, these disclaimers may not be sufficient to fully protect us against such claims. Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or license agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect on our business, operating results and financial condition.

      We May Face Liability If Our Products Are Defective Or If We Make Errors Implementing Our Products. Our software products are highly complex and sophisticated. As a result, they may occasionally contain design defects or software errors that could be difficult to detect and correct. In addition, implementation of our products may involve customer-specific configuration by us or third parties, and may involve integration with systems developed by third parties. In particular, it is common for complex software programs, such as our UNIX/ Oracle and e-commerce software products, to contain undetected errors when first released. They are discovered only after the product has been implemented and used over time with different computer systems and in a variety of applications and environments. Despite extensive testing, we have in the past discovered defects or errors in our products or custom configurations only after our software products have been used by many clients. In addition, our clients may occasionally experience difficulties integrating our products with other hardware or software in their environment that are unrelated to defects in our products. Such defects, errors or difficulties may cause future delays in product introductions and shipments, result in increased costs and diversion of development resources, require design modifications or impair customer satisfaction with our products.

      We believe that significant investments in research and development are required to remain competitive, and that speed to market is critical to our success. Our future performance will depend in large part on our ability to enhance our existing products through internal development and strategic partnering, internally develop new products which leverage both our existing customers and sales force, and strategically acquire complementary retail point solutions that add functionality for specific business processes to an enterprise-wide system. If clients experience significant problems with implementation of our products or are otherwise dissatisfied with their functionality or performance or if they fail to achieve market acceptance for any reason, our business, operating results and financial condition would suffer.

      We Are Dependent on Key Personnel. Our performance depends in large part on the continued performance of our executive officers and other key employees, particularly the performance and services of James D. Armstrong our Chief Executive Officer and Hamish N. Brewer our President. We do not have in place “key person” life insurance policies on any of our employees. The loss of the services of Mr. Armstrong, Mr. Brewer, or other key executive officers or employees could negatively affect our financial performance.

      We May Have Difficulty Integrating Acquisitions. We continually evaluate potential acquisitions of complementary businesses, products and technologies, including those that are significant in size and scope. In pursuit of our strategy to acquire complementary products, we completed the acquisition of the assets of Zapotec Software, Inc. on February 5, 2001 and the NeoVista Decision Series from Accrue Software, Inc. on June 26, 2001, and the acquisition of all the common stock of E3 Corporation on September 7, 2001. The E3 acquisition was our largest to date, and involves the integration of E3’s products and operations in 12 countries. Acquisitions involve a number of special risks, including the inability to obtain, or meet conditions imposed for governmental approvals for the acquisition, diversion of management’s attention to the assimilation of the operations and personnel of acquired businesses, the predictability of costs related to the acquisition and the integration of acquired businesses, products, technologies and employees into our business and product offerings. Achieving the anticipated benefits of any acquisition will depend, in part, upon whether integration of the acquired business, products, technology, or employees is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The difficulties of such integration may be increased by the necessity of coordinating geographically disparate organizations, the complexity of the technologies being integrated, and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. The inability of management to successfully integrate any acquisition that we may pursue, and any related diversion of management’s attention, could have a material adverse effect on our business, operating results and financial condition. Moreover, there can be no assurance that any products acquired will gain acceptance in our markets, that we will be able to penetrate new markets successfully or that we will obtain the anticipated or desired benefits of such acquisitions. Also, acquired products may contain defects of which we are unaware. Any acquisition that we pursue or consummate could result in the incurrence of debt and contingent liabilities, purchased research and development expense, other acquisition-related expenses and the loss of key employees, any of which could have a material adverse effect on our business, operating results and financial condition.

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

      Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 44% of our total revenues in 2001, as compared with 48% in 2000. In addition, the identifiable net assets of our foreign operations totaled 24% of consolidated assets at December 31, 2001 as compared to 18% at December 31, 2000. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting unrealized foreign currency exchange losses of $3.4 million in 2001, as compared with $1.5 million in 2000. To date, we have not engaged in foreign currency hedging transactions. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net assets as of December 31, 2001, to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the December 31, 2001 rates would result in a currency translation loss of $2.4 million before tax.

      Interest rates. We invest our cash in a variety of financial instruments, including bank time deposits, and variable and fixed rate obligations of the U.S. Government and its agencies, states, municipalities, commercial paper and corporate bonds. These investments are denominated in U.S. dollars. We classify all of our investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on our investments is reflected in our financial statements under the caption “Other income, net.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to a change in interest rates. We hold our investment securities for purposes other than trading. The fair value of securities held at December 31, 2001 was $12.1 million, which is approximately the same as amortized cost, with interest rates generally ranging between 2% and 7%.

Item 8.     Financial Statements and Supplementary Data

      The independent auditors’ report of Deloitte & Touche LLP together with our consolidated financial statements as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, are included in this Form 10-K as listed in Item 14(a).

Item 9.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None

PART III

      Certain information required by Part III is omitted from this Form 10-K, as we intend to file our Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference.

Item 10.     Directors and Executive Officers of the Registrant

      Our directors and executive officers, and their ages as of March 31, 2002, are as follows:

Name	Age	Title

James D. Armstrong	51	Chairman and Chief Executive Officer
J. Michael Gullard(1)	57	Director
William C. Keiper(1)	51	Director
Douglas G. Marlin(1),(2)	54	Director
Jock Patton(1),(2)	56	Director
Hamish N. Brewer	39	President
Kristen L. Magnuson	45	Executive Vice President and Chief Financial Officer
John P. Blakeman	48	Senior Vice President, Global Support
Peter J. Charness	47	Senior Vice President, Marketing and Chief Product Officer
Scott D. Hines	38	Senior Vice President, Chief Technology Officer
Gregory L. Morrison	54	Senior Vice President, Worldwide Regional Operations
Kevin Stadler	45	Senior Vice President, Collaborative Business Solutions
David J. Tidmarsh	50	Senior Vice President, Client Services
Wayne J. Usie	35	Senior Vice President, Product Development

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

Directors:

      James D. Armstrong has been a Director since co-founding our Company in 1985 and currently serves as Chairman of the Board. Mr. Armstrong also served as Co-Chairman of the Board from January 1999 to August 2000. Mr. Armstrong has served as our Chief Executive Officer from July 1999 to present, as Co-Chief Executive Officer from January 1999 to July 1999, and as Chief Executive Officer from 1985 to October 1997. Mr. Armstrong founded JDA Software Services, Ltd., a Canadian software development company, in 1978 and served as its President until 1987. Mr. Armstrong currently serves on the Board of Directors of InfoImage, Inc., a privately-held software and services provider based in Phoenix, Arizona. Mr. Armstrong studied engineering at Ryerson Polytechnic Institute in Toronto, Ontario.

      J. Michael Gullard has been a Director since January 1999. Mr. Gullard has been the General Partner of Cornerstone Management, a venture capital and consulting firm specializing in software and data communications companies since 1984. Mr. Gullard has also served as Chairman of Merant PLC (formerly Micro Focus

Group Ltd.), a publicly-held corporation headquartered in England with extensive operations in the United States, that specializes in software application development tools since 1996, and as Chairman of NetSolve, Incorporated, a publicly-held corporation which provides network management and security services for wide-area networks on an out-sourced basis since 1992. Mr. Gullard currently serves as Chairman of Mainsoft Corp., a private company and has formerly served as a Director of ten high tech companies. Mr. Gullard attended Stanford University where he received a Bachelor of Arts Degree in Economics and a Masters Degree from the Graduate School of Business.

      William C. Keiper has been a Director since April 1998. From 1998 to 2002, Mr. Keiper served as President of Martin Wolf Securities LLC, a mergers and acquisitions firm serving middle market IT services, consulting and e-commerce companies. From 1997 to 1998, Mr. Keiper served as Managing Director of Software Equity Group, L.L.C., a software and Internet technology mergers, acquisitions and strategic consulting firm. Mr. Keiper was an officer and member of the Board of Directors of Artisoft, Inc., a publicly-held software company that develops and markets computer telephony and communications software from 1993 to 1997, serving as Chief Executive Officer from 1993 to 1997, and as Chairman of the Board from 1995 to 1997. From 1986 to 1993, Mr. Keiper held variety of executive positions with MicroAge, Inc., a publicly held distributor and integrator of information technology products and services, including President and Chief Operating Officer. Mr. Keiper currently serves on the Board of Directors of Hypercom Corporation, a publicly-held company that provides point-of-sale card payment systems. Mr. Keiper received a Bachelor of Science Degree in Business (finance major) from Eastern Illinois University, a Juris Doctorate Degree in law from Arizona State University and a Masters Degree in International Management from the Thunderbird American Graduate School of International Management.

      Douglas G. Marlin has been a Director since May 31, 2001. Mr. Marlin served as President and principal owner of Marlin Ventures, Inc., a Canadian-based consulting firm, from 1997 to 2000. From 1987 to 1996, Mr. Marlin served as President of JDA Software Services, Ltd., and from 1981 to 1987 as its Vice President. Prior to that, Mr. Marlin served in a variety of technical and development positions with IBM from 1973 to 1981. Mr. Marlin currently serves on the Board of Directors of Zed I Solutions, a Canadian high tech company that develops hardware and software for real time industrial process monitoring. Mr. Marlin also serves as a Director for various privately-held companies including Firetrace USA, LLP, a fire suppression technology company. Mr. Marlin attended the University of Calgary where he received a Bachelor of Science Degree in Mathematics.

      Jock Patton has been a Director since January 26, 1999. Mr. Patton is a private investor and served, from 1992 to 1997, as a Director and President of StockVal, Inc., a provider of securities analysis software and proprietary data to mutual funds, major money managers and brokerage firms worldwide. From 1972 to 1992, Mr. Patton was a Partner and Director in the law firm of Streich Lang where he founded and headed the Corporate/ Securities Practice Group. Mr. Patton currently serves as the Lead Director of Hypercom Corporation, a publicly-held company that provides point-of-sale card payment systems, is Lead Trustee and Chair of the Valuation Committee for the ING Pilgrim family of mutual funds. Mr. Patton is also a Director of several privately-held companies, including National Airlines, Inc., a Las Vegas-based airline and BG Associates, an investment advisory firm. Mr. Patton has previously served on the Board of Directors of other publicly-held companies including Stuart Entertainment, Inc., Unison HealthCare Corporation, Artisoft, Inc., America West Airlines, Inc., Finalco Group, Inc., and Del E. Webb Corporation. Mr. Patton attended the University of California and received an A.B. Degree in Political Science and J.D. Degree in law.

      Stephen A McConnell did not stand for re-election at the 2001 Annual Meeting of Stockholders.

Other Executive Officers:

      Hamish N. Brewer has served as our President since March 2001. Mr. Brewer previously served as Senior Vice President, Sales from 2000 to March 2001, as Senior Vice President, Enterprise Systems, from 1999 to 2000, as Senior Vice President, International during 1998 to 1999, as Director of our European, Middle East and African operations from 1996 to 1998, and as a Marketing Representative from 1994 to 1996. Prior to that, Mr. Brewer served as a Retail Marketing Specialist with IBM from 1986 to 1990, and in various operational positions with a privately-held retail sales organization located in England. Mr. Brewer received a Bachelor of Science and a Bachelor of Commerce Degree from the University of Birmingham in England.

      Kristen L. Magnuson has served as our Executive Vice President and Chief Financial Officer since March 2001. Ms. Magnuson previously served as Senior Vice President and Chief Financial Officer from September 1997 to March 2001. Prior to that, Ms. Magnuson served as Vice President of Finance and Planning for Michaels Stores, Inc., a $1.4 billion publicly-held arts and craft retailer from 1990 to 1997, as Senior Vice President and Controller of MeraBank FSB, an $8 billion financial institution, from 1987 to 1990, and various positions including Audit Principal in the audit department of Ernst & Young from 1978 to 1987. Ms. Magnuson is a Certified Public Accountant and received a Bachelor of Business Administration Degree in Accounting from the University of Washington.

      John P. Blakeman has served as our Senior Vice President, Global Support since March 2001. Prior to that, Mr. Blakeman served as Vice President, Global Support for eTimeCapital, a Silicon Valley Internet start-up company, from 2000 to 2001, as Vice President, Baan Global Support Americas of Baan Corporation, a Netherlands-based software company, from 1998 to 2000, as Director, Customer Satisfaction Business Operations of Auspex Systems, Inc., a publicly-held hardware and software technology company, from 1997 to 1998, and in various management positions with Amdahl Corporation, a publicly-held information technology company and wholly-owned subsidiary of Fujitsu Limited, from 1982 to 1997. Mr. Blakeman also served for ten years in the U.S. Marine Corps. Mr. Blakeman received a Bachelor of Administration degree in Management from Saint Mary’s College, and a Master of Business Administration degree from Santa Clara University.

      Peter J. Charness has served as our Senior Vice President, Global Marketing and Chief Product Officer since March 1999. Mr. Charness previously served as our Vice President of Marketing and Strategy for the JDA Arthur Division from 1998 to 1999. Prior to that, Mr. Charness served as Vice President and General Manager of the Retail Division of Comshare, Inc, a publicly-held software company, from 1996 to 1998, as Vice President, Professional Services of Mitech Computer Systems, Inc., a publicly-held software company, from 1995 to 1996, and in various management positions including Vice President Logistics and Technology of Dylex Ltd., a publicly-held Canadian retail sales company, from 1984 to 1995. Mr. Charness’ education includes a CEGEP Diploma from McGill University in Montreal, Quebec, a Bachelor of Arts Degree from York University in Toronto, Ontario, and a Master of Business Administration Degree from the University of Western Ontario.

      Scott D. Hines has served as our Senior Vice President, Chief Technology Officer since February 1999. Mr. Hines has previously served as our Vice President of In-store Systems from 1997 to 1998, as Director of Store Systems Product Development from 1996 to 1997, and as Associate Director of Store Systems Product Development from 1993 to 1996. Prior to that, Mr. Hines served as Director of MIS for US Hosiery Corporation, a privately-held textile manufacturing company, from 1991 to 1993, and as President of DataWorks, Inc., a privately-held software development company, from 1987 to 1991. Mr. Hines attended Carnegie Mellon University and received a Bachelor of Science Degree in Molecular Biology.

      Gregory L. Morrison has served as our Senior Vice President, Worldwide Regional Operations since December 2000. Mr. Morrison has previously served as our Senior Vice President, Analytic Applications from 1999 to 2000, as Senior Vice President and Managing Director, JDA Arthur during 1998, as Vice President of Latin American Operations from 1996 to 1998, as Director of Latin American Operations from 1995 to 1996, and as Sales Manager, Latin America from 1994 to 1995. Prior to that, Mr. Morrison served as a Regional Manager with Retail Interact, a division of First Financial Management Corporation (now known as First Data Corporation), a publicly-held financial services provider, from 1992 to 1994, and various positions as a Certified Public Accountant in the audit department of KPMG Peat Marwick from 1974 to 1982. Mr. Morrison attended California State University — Northridge and received a Bachelor of Science Degree in Business Administration — Accounting.

      Kevin Stadler has served as our Senior Vice President, Collaborative Business Solutions since December 2000. Mr. Stadler previously served as Vice President, Sales — Analytic Solutions and Managing Director of the Intactix product line from April 2000 to November 2000. Prior to that, Mr. Stadler served as President and Chief Executive Officer of Intactix International, Inc., a publicly-held provider of space management solutions for the retail industry and consumer products goods manufacturers, from 1999 to 2000, as Senior Vice President of Corporate Marketing and Technology of Pricer AB, a Swedish corporation, from 1998 to 1999, as President of Pricer, Inc. from 1997 to 1998, as President and Chief Operating Officer of Intactix International, Inc. from 1994 to 1997, as Vice President, Sales and Consulting of the ACNielsen Marketing Research merchandizing group from 1990 to 1994, and as Director of Retail Systems for Anheuser Busch from 1984 to 1990. Mr. Stadler attended the University of Wisconsin – Eau Claire and received a Bachelor of Business Administration Degree with double majors in Information Systems and Business Administration.

      David J. Tidmarsh has served as our Senior Vice President, Client Services since January 1999. Prior to that, Mr. Tidmarsh served as Vice President of Business Development with HNC Retek, a business unit of HNC Software Inc., a publicly-held software solutions provider, from 1997 to 1998, as Chief Information Officer and Vice President of Logistics with Wilsons The Leather Experts, a retail sales company, from 1993 to 1997, as Chief Operating Officer of Page-Com, a publicly-held direct mail marketer of communication equipment, and as Vice President of Merchandise Planning, Allocation and Logistics with Pier One Imports, a specialty retail company, from 1987 to 1992. Mr. Tidmarsh attended Marquette University and received a Bachelor of Arts Degree in Philosophy

      Wayne J. Usie has served as our Senior Vice President, Product Development since January 2001. Prior to that, Mr. Usie served as Vice President – Information Technology for Family Dollar Stores, Inc., a publicly-held mass merchant discount retailer from 1997 to 2000, as Vice President – Chief Financial Officer and Chief Information Officer of Campo Electronics, Appliances, and Computers, Inc., a publicly-held consumer electronics retailer, from 1996 to 1997, as President and Chief Executive Officer of International Networking & Computer Consultants, Inc., a privately-held software integration consulting firm, from 1992 to 1996, and in various management positions in the regional accounting firm of Broussard, Poche, Lewis & Breaux from 1988 to 1992. Mr. Usie attended Louisiana State University and received a Bachelor of Science Degree in Business Administration — Accounting.

      Information with respect to delinquent filings pursuant to Item 405 of Regulation S-K is incorporated by reference to the Proxy Statement as set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.     Executive Compensation

      The information relating to executive compensation is incorporated by reference to the Proxy Statement under the captions “Executive Compensation,” “Summary Compensation Table,” “Employment and Change of Control Arrangements,” “Compensation of Directors,” “Option Grants in Last Fiscal Year,” “Aggregate Option Exercises During Fiscal 2001 and Year End Option Values,” “Ten-Year Option Repricing,” “Report of The Compensation Committee on Executive Compensation,” and “Stock Performance Graph.”

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

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      a.     The following documents are filed as part of this Report:

      1.     Financial Statements

Independent Auditors’ Report
Consolidated Balance Sheets — December 31, 2001 and 2000
Consolidated Statements of Income — Three Years Ended December 31, 2001
Consolidated Statements of Stockholders’ Equity — Three Years Ended December 31, 2001
Consolidated Statements of Cash Flows — Three Years Ended December 31, 2001
Notes to Consolidated Financial Statements — Three Years Ended December 31, 2001

2. Exhibits — See Exhibit Index.

      b.     Reports on Form 8-K:

•	We filed a Form 8-K dated September 7, 2001 with the Securities and Exchange Commission on September 21, 2001 to announce the acquisition of E3 Corporation for approximately $19.3 million in cash and the exchange of 1,600,080 shares of our unregistered common stock for all of the outstanding stock of E3 Corporation. The acquisition was accounted for as a purchase, and accordingly, the operating results of E3 Corporation have been included in our consolidated financial statements from the date of acquisition.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
JDA Software Group, Inc.
Scottsdale, Arizona

      We have audited the accompanying consolidated balance sheets of JDA Software Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of JDA Software Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Phoenix, Arizona

January 21, 2002

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(in thousands, except
	share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$51,865	$60,794
Marketable securities	12,140	15,800
Accounts receivable, net	60,943	54,431
Income tax receivable	3,798	2,438
Deferred tax asset	6,980	4,327
Prepaid expenses and other current assets	10,750	7,169

Total current assets	146,476	144,959
Property and Equipment, net	21,950	22,320
Goodwill and Other Intangibles, net	116,862	48,293
Promissory Note Receivable	3,354	—
Deferred Tax Asset	—	2,900

Total assets	$288,642	$218,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,857	$4,213
Accrued expenses and other liabilities	32,963	15,107
Deferred revenue	17,562	12,887

Total current liabilities	53,382	32,207
Deferred Tax Liability	10,810	—
Commitments and Contingencies (Notes 11 and 12)
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized, 50,000,000 shares; issued 27,035,935 and 24,610,967 shares, respectively	270	246
Additional paid-in capital	214,589	181,861
Retained earnings	18,423	8,775
Accumulated other comprehensive loss	(6,138)	(2,798)

	227,144	188,084
Less treasury stock, at cost, 239,000 and 162,500 shares, respectively	(2,694)	(1,819)

Total stockholders’ equity	224,450	186,265

Total liabilities and stockholders’ equity	$288,642	$218,472

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2001	2000	1999

	(in thousands, except per share data)
REVENUES:
Software licenses	$71,220	$62,640	$36,798
Maintenance services	40,568	30,380	18,924

Product revenues	111,788	93,020	55,722
Consulting services	95,124	78,709	86,941

Total revenues	206,912	171,729	142,663

COST OF REVENUES:
Cost of software licenses	2,376	2,947	1,955
Cost of maintenance services	11,159	7,655	6,245

Cost of product revenues	13,535	10,602	8,200
Cost of consulting services	69,953	64,965	64,362

Total cost of revenues	83,488	75,567	72,562

GROSS PROFIT	123,424	96,162	70,101
OPERATING EXPENSES:
Product development	34,406	28,840	25,000
Sales and marketing	37,998	28,770	24,639
General and administrative	27,099	20,761	17,195
Amortization of intangibles	8,497	6,542	4,409
Purchased in-process research and development	2,361	200	—
Restructuring, asset disposition and other merger related charges	985	828	2,111

Total operating expenses	111,346	85,941	73,354

OPERATING INCOME (LOSS)	12,078	10,221	(3,253)
Other income, net	2,671	4,246	3,814

INCOME BEFORE INCOME TAXES	14,749	14,467	561
Provision for income taxes	5,101	5,599	224

NET INCOME	$9,648	$8,868	$337

BASIC EARNINGS PER SHARE	$.38	$.36	$.01

DILUTED EARNINGS PER SHARE	$.37	$.35	$.01

SHARES USED TO COMPUTE:
Basic earnings per share	25,316	24,315	23,758

Diluted earnings per share	25,757	25,431	23,758

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional	Retained	Other
			Paid-In	Earnings	Comprehensive	Treasury
	Shares	Amount	Capital	(Deficit)	Loss	Stock	Total

	(in thousands, except share amounts)
Balance, January 1, 1999	23,458,019	$234	$172,417	$(430)	$(724)	$—	$171,497
Issuance of common stock:
Stock options exercised	84,729	1	827				828
Employee stock purchase plan	450,000	5	2,721				2,726
Tax benefit — stock compensation			136				136
Comprehensive income (loss):
Net income				337			337
Unrealized loss on marketable securities available-for-sale, net					(104)		(104)
Foreign translation adjustment					(557)		(557)

Comprehensive income (loss)							(324)

Balance, December 31, 1999	23,992,748	240	176,101	(93)	(1,385)	—	174,863
Issuance of common stock:
Stock options exercised	259,048	2	2,426				2,428
Employee stock purchase plan	359,171	4	3,005				3,009
Tax benefit — stock compensation			329				329
Purchase of treasury stock						(1,819)	(1,819)
Comprehensive income (loss):
Net income				8,868			8,868
Unrealized gain on marketable securities available-for-sale, net					88		88
Foreign translation adjustment					(1,501)		(1,501)

Comprehensive income (loss)							7,455

Balance, December 31, 2000	24,610,967	246	181,861	8,775	(2,798)	(1,819)	186,265
Issuance of common stock:
Stock issued in acquisition	1,600,080	16	24,199				24,215
Stock options exercised	433,286	4	4,226				4,230
Employee stock purchase plan	391,602	4	3,396				3,400
Tax benefit — stock compensation			907				907
Purchase of treasury stock						(875)	(875)
Comprehensive income (loss):
Net income				9,648			9,648
Unrealized gain on marketable securities available-for-sale, net					22		22
Foreign translation adjustment					(3,362)		(3,362)

Comprehensive income (loss)							6,308

Balance, December 31, 2001	27,035,935	$270	$214,589	$18,423	$(6,138)	$(2,694)	$224,450

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2000	1999

	(in thousands)
Operating Activities:
Net income	$9,648	$8,868	$337
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization	16,702	14,584	12,082
Provision for doubtful accounts	4,884	3,242	3,110
Net loss on disposal of property and equipment	130	177	253
Write-off of purchased in-process research and development	2,361	200	—
Deferred income taxes	1,159	1,051	392
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(7,099)	(20,112)	4,988
Income tax receivable	91	(245)	(2,273)
Prepaid expenses and other current assets	(2,729)	(930)	(115)
Accounts payable	(2,640)	1,303	(2,236)
Accrued expenses and other liabilities	3,114	1,231	(4,477)
Deferred revenue	2,107	(500)	667

Net cash provided by operating activities	27,728	8,869	12,728

Investing Activities:
Purchase of marketable securities	(12,242)	(37,332)	(165,622)
Sales of marketable securities	2,500	7,823	26,362
Maturities of marketable securities	13,424	49,042	146,924
Purchase of Zapotec Software, Inc.	(1,250)	—	—
Purchase of Neo Vista Decision Series	(4,938)	—	—
Purchase of E3 Corporation, net of cash acquired	(23,652)	—	—
Purchase of Intactix International, Inc., net of cash acquired	—	(23,138)	—
Issuance of promissory note receivable	(3,500)	—	—
Payments received on promissory note receivable	146	—	—
Purchase of property and equipment	(6,815)	(7,785)	(10,655)
Proceeds from disposal of property and equipment	1,478	1,803	2,623

Net cash used in investing activities	(34,849)	(9,587)	(368)

Financing Activities:
Issuance of common stock — stock option plans	4,230	2,428	828
Issuance of common stock — employee stock purchase plan	3,400	3,009	2,726
Tax benefit — stock compensation	907	329	136
Purchase of treasury stock	(875)	(1,819)	—
Payments on line of credit, notes payable, and long-term debt assumed in the E3 Corporation acquisition and other long term leases	(8,362)	(47)	(73)

Net cash (used in) provided by financing activities	(700)	3,900	3,617

Effect of exchange rates on cash and cash equivalents	(1,108)	(671)	(70)

Net (decrease) increase in cash and cash equivalents	(8,929)	2,511	15,907
Cash and Cash Equivalents, Beginning of Year	60,794	58,283	42,376

Cash and Cash Equivalents, End of Year	$51,865	$60,794	$58,283

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended December 31,

	2000	2000	1999

	(in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$48	$26	$24

Income taxes	$3,501	$4,434	$1,412

Supplemental Disclosures of Noncash Investing Activities:
Acquisition of Zapotec Software, Inc.:
Fair value of current assets acquired	$(14)
Developed software and other intangibles	(1,293)
In-process research and development	(161)
Fair value of current liabilities assumed	218

Cash used to purchase Zapotec Software, Inc.	$(1,250)

Acquisition of Neo Vista Decision Series:
Fair value of fixed assets acquired	$(5)
Developed software and other intangibles	(2,956)
Goodwill	(2,727)
Fair value of current liabilities assumed	750

Cash used to purchase Neo Vista Decision Series	$(4,938)

Acquisition of E3 Corporation:
Fair value of current assets acquired	$(15,220)
Fair value of fixed assets acquired	(2,402)
Goodwill	(32,066)
Developed software and other intangibles	(38,000)
In-process research and development	(2,200)
Fair value of current liabilities assumed	15,079
Fair value of long-term debt assumed	1,627
Deferred tax liability, net	15,164

Total acquisition cost of E3 Corporation	(58,018)
Reserves for direct costs related to the transaction	8,499
Issuance of common stock	24,215
Cash acquired	1,652

Total cash expended to acquire E3 Corporation	$(23,652)

Acquisition of Intactix International, Inc.:
Fair value of current assets acquired		$(8,907)
Fair value of fixed assets acquired		(508)
Developed software and other intangibles		(23,205)
In-process research and development		(200)
Fair value of current liabilities assumed		7,859

Total acquisition cost of Intactix International, Inc.		(24,961)
Cash acquired		1,823

Total cash expended to acquire Intactix International, Inc.		$(23,138)

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2001
(in thousands, except percentages, shares, per share amounts or as otherwise stated)

1.     Summary of Significant Accounting Policies

      Nature of Business. We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, e-commerce, inventory optimization, and collaborative planning and forecasting requirements of the retail industry and its suppliers. Our solutions enable our customers to collect, manage, organize and analyze information throughout their retail enterprise, and to interact with suppliers and customers over the Internet at multiple levels within their organization. Our customers include more than 4,600 of the world’s leading retail, manufacturing, and wholesale organizations. We have organized our business segments around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry: Retail Enterprise Systems for inventory control, warehouse and logistics management, merchandise planning and allocation, space management, trade allowance and promotional program management, advanced inventory demand forecasting and replenishment, customer relationship management, and decision support; In-Store Systems for point-of-sale, e-commerce and back office applications; and Collaborative Solutions for business-to-business collaborative planning, forecasting and replenishment between retailers and their suppliers. We employ approximately 1,400 associates and conduct business from 36 offices in five geographic regions: the United States, Europe (includes the Middle East and South Africa), Asia/ Pacific, Canada, and Latin America. Our corporate offices are located in Scottsdale, Arizona.

      Principles of Consolidation and Basis of Presentation. The consolidated financial statements include the accounts of JDA Software Group, Inc. and our subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements are stated in U.S. dollars and are prepared under accounting principles generally accepted in the United States. Certain reclassifications have been made to the prior year financial statements to conform to the 2001 presentation.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts which is based upon an evaluation of our customers’ ability to pay and general economic conditions; the useful lives of intangible assets which are based upon valuation reports prepared by independent third party valuation specialists; the recoverability or impairment of intangible asset values; deferred revenue; reserves for anticipated professional fees, asset disposition and severance charges incurred in connection with acquisitions (See Note 2); and our effective income tax rate and deferred tax assets which are based upon our expectations of future taxable income, allowable deductions, and projected tax credits. Actual results could differ from these estimates.

      Revenue Recognition. We license software under non-cancelable agreements and provide related services, including consulting and customer support. We recognize revenue in accordance with Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition, as amended and interpreted by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants. We adopted Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements, during first quarter 2000. SAB 101 provides further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenue in financial statements. The adoption of SAB 101 did not have a material impact on our licensing or revenue recognition practices.

      Software license revenue is generally recognized when a license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determinable, and collection is considered probable. If a software license contains an undelivered element, the fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. In addition, if a software license contains customer acceptance criteria or a cancellation right, the software revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. Typically, payments for our software licenses are due in installments within twelve months from the date of delivery. Where software license agreements call for payment terms of twelve months or more from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied.

      Consulting and customer support services are separately priced, are generally available from a number of suppliers, and are not essential to the functionality of our software products. Consulting services, which include project management, system planning, design and implementation, customer configurations, and training are billed on both an hourly basis and under fixed price contracts. Consulting services revenue billed on an hourly basis is recognized as the work is performed. On fixed price contracts, consulting services revenue is recognized using the percentage of completion method of accounting by relating hours incurred to date to total estimated hours at completion. We have from time to time provided software and consulting services under fixed price contracts that require the achievement of certain milestones. The revenue under such arrangements is recognized as the milestones are achieved. Customer support services include post contract support and the rights to unspecified upgrades and enhancements. Maintenance revenues from ongoing customer support services are billed on a monthly basis and recorded as revenue in the applicable month, or on an annual basis with the revenue being deferred and recognized ratably over the maintenance period. If an arrangement includes multiple elements, the fees are allocated to the various elements based upon vendor-specific objective evidence of fair value.

      In November 2001, the Financial Accounting Standards Board (“FASB”) issued a Staff Announcement Topic D-103 (“Topic D-103”), Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the income statement. Currently, we classify reimbursed out-of-pocket expenses as a reduction in the cost of consulting services. We are required to adopt the guidance of Topic D-103 in first quarter 2002 and our consolidated statements of income for prior periods will be reclassified to conform to the new presentation. The adoption of Topic D-103 will result in an increase in reported consulting services revenues and cost of consulting services, however, it will not affect our net income or loss in any past or future periods.

      Cash and Cash Equivalents and Marketable Securities. Cash and cash equivalents consist of cash held in bank demand deposits and highly liquid investments with remaining maturities of three months or less at the date of purchase. Marketable securities include instruments of the U.S. Government and its agencies, states, municipalities, commercial paper and corporate bonds. Management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All marketable securities are recorded at market value and have been classified as available-for-sale at December 31, 2001 and 2000. Unrealized holding gains and losses, net of the related income tax effect, are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are determined using the specific identification method.

      Property and Equipment and Long-Lived Assets. Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the following estimated useful lives: computers, furniture, and fixtures — two to seven years; buildings — twenty-five years; automobiles — three years; leasehold improvements — the shorter of the lease term or the estimated useful life of the asset. During 2001 we completed the implementation of an enterprise-wide time and billing system. The external direct costs of materials and services, and the payroll-related costs of

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees’ time devoted to the project have been capitalized pursuant to SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and are included in property and equipment under the caption “Computers, Furniture & Fixtures.” Capitalized costs of $2.6 million for this project are being amortized on a straight-line basis over seven years. Training costs and the costs to re-engineer business processes were expensed as incurred.

      We will evaluate long-lived assets based on the net future cash flow expected to be generated from the asset on an undiscounted basis whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. In August 2001, FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. We do not expect the adoption of SFAS No. 144 to have a significant impact on our operating results or financial position.

      Business Combinations. The purchase method of accounting has been followed on all of our business combinations and accordingly, the total purchase price of each acquired company was allocated to the acquired assets and liabilities based on their fair values (See Note 2). In June 2001, FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”) which is effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting to be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method. In addition, SFAS No. 141 includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations initiated after June 30, 2001. The accounting prescribed in SFAS No. 141 was applied in connection with the acquisition of E3 Corporation (See Note 2). SFAS No. 141 also contains certain transitional provisions that apply to business combinations completed and accounted for under the purchase method before July 1, 2001. The transitional provisions will require us to reclassify the unamortized balance of assembled workforce intangibles to goodwill in 2002 (See Note 6).

      Intangible Assets. Intangible assets consist of the values allocated to goodwill, software technology, customer lists, assembled workforce and trademarks in connection with business combinations. Goodwill represents the excess of the purchase price over the net assets acquired in our business combinations. Goodwill recorded in business combinations prior to June 30, 2001 has been amortized on a straight-line basis through December 31, 2001 over useful lives ranging from ten to 15 years. Software technology is capitalized if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. Software technology is amortized on a product-by-product basis using the straight-line method over estimated useful lives ranging from three to ten years. Customer lists and assembled workforce are being amortized on a straight-line basis over estimated useful lives ranging from three to 13 years. Trademarks, including those recorded in connection with the acquisition of E3 Corporation (See Note 2), have indefinite useful lives that extend beyond the foreseeable future, and as a result, are not subject to amortization. Total amortization expense related to intangible assets for the three years ended December 31, 2001 was $8.5 million, $6.5 million, and $4.4 million, respectively, and is shown as a separate line item in the consolidated statements of income.

      In June 2001, FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives, but requires that these assets be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that their value has diminished or been impaired. Other intangible assets will continue to be amortized over their estimated useful lives. We will evaluate the

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining useful lives of these intangibles on an annual basis to determine whether events or circumstances warrant a revision to the remaining period of amortization. Pursuant to SFAS No. 142, amortization of goodwill and assembled workforce intangible assets recorded in business combinations prior to June 30, 2001 ceased effective December 31, 2001. Goodwill resulting from business combinations completed after June 30, 2001, will not be amortized. We recorded amortization expense of $3.8 million on goodwill and assembled workforce intangibles during the year ended December 31, 2001. We currently estimate that application of the non-amortization provisions of SFAS No. 142 will reduce amortization expense by $3.8 million in 2002, increasing net income by approximately $2.5 million.

      We will test goodwill and intangible assets with indefinite lives for impairment as of January 1, 2002 and any resulting impairment charge will be reflected as a cumulative effect of a change in accounting principle. Under SFAS No. 142, we are required to screen goodwill for potential impairment by June 30, 2002 and measure the amount of impairment, if any, by December 31, 2002. The first required impairment test for intangible assets with indefinite useful lives must be completed by March 31, 2002. We do not believe the results of these tests will be material to our operating results or financial position.

      In-Process Research and Development. In business combinations accounted for using the purchase method of accounting, the amount of purchase price allocated to in-process research and development (“IPR&D”) is expensed at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of SFAS No. 2 (See Note 2). IPR&D consists of products or technologies in the development stage for which technological feasibility has not been established and which we believe have no alternative use. Amounts allocated to IPR&D are shown as a separate line item in the consolidated statements of income.

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

      Income taxes. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets. Pursuant to FASB Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, we have reviewed projected future taxable income, other than the reversal of temporary differences, and determined that our current deferred tax asset at December 31, 2001 does not require a valuation allowance.

      Earnings per Share. Basic earnings per share (“EPS”) excludes the dilutive effect of common stock equivalents and is computed by dividing net income or loss by the weighted-average number of shares outstanding during the period. Diluted EPS includes the effect of common stock equivalents, which consist of stock options, and is computed using the weighted-average number of common and common equivalent shares outstanding during the period. The weighted average shares for fiscal 2001 and 2000 are reflected net of treasury shares (See Note 16).

      Foreign Currency Translation. The financial statements of our international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and at an average exchange rate for the revenues and expenses reported in each fiscal period. We have determined that the functional currency of each foreign subsidiary is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Transaction gains and losses and unrealized gains and losses on short-term intercompany receivables and payables are included in results of operations as incurred.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Derivative Instruments and Hedging Activities. We adopted Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), effective January 1, 2001. SFAS No. 133 requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value. The adoption of SFAS No. 133 did not have a significant impact on our financial statements. We currently have no derivative instruments and have not engaged in foreign currency hedging transactions.

      Stock-Based Compensation. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and provide pro forma disclosure of net income (loss) and net income (loss) per common share for employee stock option grants made as if the fair-value method defined in SFAS No. 123 had been applied (See Note 13).

2.     Acquisitions

      E3 Corporation. On September 7, 2001 we completed the acquisition of E3 Corporation (“E3”) for $43.5 million which includes $19.3 million in cash and the exchange of 1,600,080 shares of our unregistered common stock for all of the outstanding stock of E3. The stock consideration was valued at $17.86833 per share, which represents the average closing price of our common stock for six consecutive trading days ending the day prior to closing, less a 30% valuation adjustment for the trading restrictions attached to the stock. The purchase price is subject to adjustment pursuant to the terms of the merger agreement and after review of a final closing balance sheet. The former E3 shareholders received contractual rights to cause us to register up to 800,040, or 50% of the unregistered shares beginning December 8, 2001, subject to certain limitations. The former E3 shareholders also received the right to include their shares in any registration initiated by us. The acquisition was accounted for as a purchase, and accordingly, the operating results of E3 have been included in our consolidated financial statements from the date of acquisition.

      E3 is a provider of inventory optimization systems, including E3Trim, a warehouse and distribution center forecasting and replenishment solution and E3Slim, a store level forecasting and replenishment solution; advanced analytic solutions such as Consumer Outlook!, a data mining application for consumer behavior patterns and Pin Point!, an application that refines seasonal profile assignments; and certain Collaborative, Planning, Forecasting and Replenishment (“CPFR”) solutions, which today include approximately 65 live trading partners and enable manufacturers, distributors and retailers to work from a single, shared demand forecast. By acquiring E3, we believe we have immediately gained market share in the inventory replenishment space. Importantly, with approximately 73% of E3’s client base being non-retail, we plan to accelerate our CPFR initiatives by gaining presence in the wholesale and distribution industries that we have already targeted for growth.

      The total acquisition cost of $58 million, which includes the purchase price of $43.5 million plus $6 million in direct costs related to the transaction that have been incurred through December 31, 2001 and $8.5 million in reserves that have been provided for additional anticipated direct costs, was allocated to the acquired assets and liabilities based on their fair values and in accordance with SFAS No. 141 and SFAS

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 142. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets acquired	$15,220
Fixed assets acquired	2,402
Software technology	12,600
Customer lists	22,100
Trademarks	3,300
In-process research and development	2,200
Goodwill	32,066

Total assets acquired	89,888
Current liabilities assumed	(15,079)
Long-term debt assumed	(1,627)
Deferred tax liability, net	(15,164)

Total liabilities assumed	(31,870)

Net assets acquired	$58,018

      The trademarks recorded in this transaction have indefinite useful lives that extend beyond the foreseeable future. The values allocated to goodwill and trademarks will not be amortized but are subject to annual impairment tests, the first of which must be completed by June 30, 2002 and March 31, 2002, respectively. The allocated value for IPR&D of $2.2 million was expensed at the date of acquisition.

      The following pro forma consolidated results of operations for the years ended December 31, 2001 and 2000 assume the E3 acquisition occurred as of January 1st of each year. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

	Year Ended December 31,

	2001	2000

Total revenues	$224,782	$196,305
Net income (loss)	$(2,679)	$(5,971)
Basic earnings (loss) per share	$(.11)	$(.23)
Diluted earnings (loss) per share	$(.11)	$(.23)

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

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been included in our consolidated financial statements from the date of acquisition. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets acquired	$14
Software technology	1,143
Customer lists	55
Assembled workforce	85
Trademarks	10
In-process research and development	161

Total assets acquired	1,468
Current liabilities assumed	(218)

Total liabilities assumed	(218)

Net assets acquired	$1,250

      The allocated value for IPR&D of $161,000 was expensed at the date of acquisition. Amortization on the assembled workforce intangible recorded in this transaction ceased on December 31, 2001 and the unamortized balance of $58,000 will be reclassified to goodwill beginning in 2002.

      The following pro forma consolidated results of operations for the years ended December 31, 2001 and 2000 assume the Zapotec acquisition occurred as of January 1st of each year. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of each year presented, nor are they necessarily indicative of future consolidated results.

	Year Ended December 31,

	2001	2000

Total revenues	$206,923	$172,517
Net income	$9,532	$6,899
Basic earnings per share	$.38	$.28
Diluted earnings per share	$.37	$.27

      NeoVista Decision Series. On June 26, 2001 we acquired certain assets of Accrue Software, Inc. (“Accrue”) for $4.9 million in cash. The acquired assets include the NeoVista Decision Series (“Decision Series”), a comprehensive, enterprise-level data mining toolset that enables retailers to design and build applications that identify buying patterns and predictive relationships in their business activity, and which will be marketed as modules of Intellect. In addition to Decision Series, we acquired the RDS-Assort and RDS-Profile products, which will be marketed as the Advanced Channel Profiling and Seasonal Profiling modules of Intellect, respectively. The acquisition was accounted for as a purchase, and accordingly, the operating results of the acquired assets have been included in our consolidated financial statements from the date of acquisition. Pro forma operating results have not been presented as the effect of the acquisition is not

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

material to our consolidated financial statements. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Fixed assets acquired	$5
Software technology	2,500
Customer lists	200
Assembled workforce	256
Goodwill	2,727

Total assets acquired	5,688
Current liabilities assumed	(750)

Total liabilities assumed	(750)

Net assets acquired	$4,938

      Amortization on goodwill and the assembled workforce intangible recorded in this transaction ceased on December 31, 2001. The unamortized balance of $213,000 on the assembled workforce intangible will be reclassified to goodwill beginning in 2002.

      Intactix International, Inc. On April 6, 2000, we completed the acquisition of Intactix International, Inc. (“Intactix”) from Pricer AB for $20.5 million in cash. Intactix is a leading provider of space management solutions for the retail industry and its suppliers. The acquisition was accounted for as a purchase, and accordingly, the operating results of Intactix have been included in our consolidated financial statements from the date of acquisition.

      The total acquisition cost of $25 million, which includes the purchase price of $20.5 million plus $4.5 million in direct costs related to the transaction, was allocated to the acquired assets and liabilities based on their fair market values. The acquisition resulted in an excess of acquired net assets over cost. This excess has been allocated to reduce proportionately the values assigned to certain intangible assets in determining their fair values. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets acquired	$8,907
Fixed assets acquired	508
Software technology	10,418
Customer lists	10,793
Assembled workforce	1,520
Trademarks	474
In-process research and development	200

Total assets acquired	32,820
Current liabilities assumed	(7,859)

Total liabilities assumed	(7,859)

Net assets acquired	$24,961

      The allocated value for IPR&D of $200,000 was expensed at the date of acquisition. Amortization on the assembled workforce intangible recorded in this transaction ceased on December 31, 2001 and the unamortized balance of $634,000 will be reclassified to goodwill beginning in 2002.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3.     Marketable Securities

      All marketable securities held at December 31, 2001 have contractual maturities of one year or less. Expected maturities could differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost, gross unrealized gains and losses and fair value of marketable securities at December 31, 2001 and 2000 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

2001
U.S. Government agencies	$6,219	$19	$2	$6,236
Corporate	5,913	3	12	5,904

Marketable securities	$12,132	$22	$14	$12,140

2000
U.S. Government agencies	8,980	8	12	8,976
States and municipalities	3,308	—	21	3,287
Corporate	3,537	—	—	3,537

Marketable Securities	$15,825	$8	$33	$15,800

4.     Accounts Receivable, Net

      At December 31, 2001 and 2000 accounts receivable consist of the following:

	2001	2000

Trade receivables	$65,914	$60,385
Less allowance for doubtful accounts	(4,971)	(5,954)

Total	$60,943	$54,431

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of changes in the allowance for doubtful accounts for the three-year period ended December 31, 2001 is as follows.

	2001	2000	1999

Balance at beginning of period	$5,954	$3,635	$3,965
Provision for doubtful accounts	4,884	3,242	3,110
Deductions, net	(5,867)	(923)	(3,440)

Balance at end of period	$4,971	$5,954	$3,635

5.     Property and Equipment, Net

      At December 31, 2001 and 2000 property and equipment consist of the following:

	2001	2000

Computers, furniture & fixtures	$45,550	$35,798
Land and buildings	2,766	2,837
Automobiles	476	1,391
Leasehold improvements	4,756	3,349

	53,548	43,375
Less accumulated depreciation and amortization	(31,598)	(21,055)

	$21,950	$22,320

6.     Goodwill and Other Intangibles, Net

      At December 31, 2001 and 2000 goodwill and other intangibles consist of the following:

	2001	2000

Goodwill	$64,933	$30,143
Customer lists	36,348	13,993
Software technology	30,481	14,218
Assembled workforce	1,861	3,020
Trademarks	3,799	573

	137,422	61,947
Less accumulated amortization	(20,560)	(13,654)

	$116,862	$48,293

      During the year ended December 31, 2001, we recorded goodwill and other intangibles in connection with the acquisitions of E3, Zapotec, and Decision Series of $70.1 million, $1.3 million and $5.7 million, respectively. During the year ended December 31, 2000, we recorded intangibles of $23.2 million in connection with the acquisition of Intactix. Pursuant to SFAS No. 141, we will reclassify the unamortized balance of assembled workforce to goodwill in 2002. The unamortized balance of goodwill, assembled

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

workforce, and trademarks with indefinite useful lives that are not subject to amortization after December 31, 2001 are as follows:

		Accumulated	Unamortized
	Intangible	Amortization	Balance
	Asset	At 12/31/01	At 12/31/01

Goodwill	$64,933	$10,646	$54,287
Assembled workforce	1,865	956	909

	66,798	11,602	55,196
Trademarks	3,784	84	3,700

Balance at end of period	$70,582	$11,686	$58,896

7.     Promissory Note Receivable

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

8.     Accrued Expenses and Other Liabilities

      At December 31, 2001 and 2000 accrued expenses and other liabilities consist of the following:

	2001	2000

Accrued compensation and benefits	$16,698	$9,365
Acquisition reserves	8,743	763
Other accrued expenses	7,522	4,979

Total	$32,963	$15,107

      The acquisition reserves at December 31, 2001 consist primarily of reserves established in connection with the acquisition of E3 for direct costs related to sublease obligations, the costs to close redundant facilities, employee severance and professional fees.

9.     Restructuring, Asset Disposition and Other Merger Related Charges

      During 2001, we recorded restructuring, asset disposition and other merger related charges of $749,000 in first quarter 2001 and an additional $236,000 in fourth quarter 2001. The restructuring initiatives involved a workforce reduction of 41 full-time employees (“FTE”) including certain employees involved in implementation and maintenance services (17 FTE), product development activities (7 FTE), sales and marketing (10 FTE), and administrative functions (7 FTE), related in part to the acquisition of E3. All workforce reductions associated with these charges were made on or before March 31, 2001 or December 31, 2001, as appropriate. Office closure costs pertain to certain European offices that became redundant after the E3

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition (See Note 2). Other charges consist of the write-off of certain merger and acquisition costs related to a potential acquisition that was abandoned.

	Initial	Cash	Loss on Disposal	Non-cash	Adjustments to	Balance at
Description of the Charge	Reserve	Charges	of Assets	Charges	Expense	December 31, 2001

Severance, benefits and related legal costs	$727	$(589)	$—	$	—	$138
Office closure costs	50	—	—	(4)	—	46
Other Charges	208	(208)	—	—	—	—

Total	$985	$(797)	$—	$(4)	$—	$184

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

	Initial	Cash	Loss on Disposal	Non-cash	Adjustments to	Balance at
Description of the Charge	Reserve	Charges	of Assets	Charges	Expense	December 31, 2000

Severance, benefits and related legal costs	$770	$(759)	$—	$(11)	$—	$—
Write down of fixed assets	58	—	(56)	(2)	—	—

Total	$828	$(759)	$(56)	$(13)	$—	$—

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

	Initial	Cash	Loss on Disposal	Non-cash	Adjustments to	Balance at
Description of the Charge	Reserve	Charges	of Assets	Charges	Expense	December 31, 2000

Severance, benefits and related legal costs	$1,378	$(1,488)	—	—	$110	$—
Lease Exit Costs	226	(154)	—	(72)	—
Write down of fixed assets	507	—	(614)	—	107	—

Total	$2,111	$(1,642)	$(614)	$(72)	$217	$—

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Deferred Revenue

      At December 31, 2001 and 2000 deferred revenue consists of deferrals for license fees, maintenance, consulting and other services as follows:

	2001	2000

Software	$1,166	$1,511
Maintenance	14,844	9,954
Consulting	584	736
Training and other	968	686

	$17,562	$12,887

11.     Lease Commitments

      We lease office space for ten regional sales and support offices in the United States, and for 26 international offices in major cities throughout Europe, Asia, Australia, Canada and Latin America. These leases are noncancellable operating leases and expire at various dates through the year 2010. Our corporate offices are located in Scottsdale, Arizona, where we lease approximately 121,000 square feet of a 136,000 square foot facility and have expansion rights and a first right of offer on the remaining space. We also use this facility for certain of our sales, marketing, consulting, customer support, training, and product development functions. Our corporate office lease commenced in April 1999 and extends through March 31, 2009. The initial monthly rate of approximately $135,000 will remain in effect for five years. In addition, we lease various computers, telephone systems, automobiles, and office equipment under noncancellable leases with terms generally ranging from 36 to 60 months. Certain of our office and equipment leases contain renewal options and we expect that in the normal course of business some or all of these leases will be renewed or replaced by other leases.

      Rental expense under operating leases was $6.8 million in 2001, $5.7 million in 2000, and $4.9 million in 1999. The rental expense for 1999 includes certain payments to related parties for office space which represent less than 1% of the total rental expense for 1999. Future minimum lease payments under noncancellable operating leases (with minimum or remaining lease terms in excess of one year) at December 31, 2001 are as follows:

2002	$9,232
2003	7,486
2004	6,539
2005	6,330
2006	3,566
Thereafter	6,584

Total future minimum lease payments	$39,737

      In connection with the acquisition of E3 we provided reserves for direct costs related to certain sublease obligations on redundant facilities (See Note 2). At of December 31, 2001, these reserves represent approximately $3.9 million of the total minimum lease payments shown above.

12.     Legal Proceedings

      We are involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not believe that the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

13.     Stockholders’ Equity

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

      Stock Option Plans. We maintain various stock option plans for employees, consultants and non-employee directors as follows:

      Our 1995 stock option plan (the “1995 Option Plan”) provides for the issuance of up to 2,025,000 shares of common stock to employees under incentive and nonstatutory stock option grants. Incentive and nonstatutory stock options may be granted at a price not less than the fair market value of the common stock at the date of grant. The options generally become exercisable over periods ranging from 18 to 48 months, commencing at the date of grant, and expire in ten years. Effective April 24, 2001, we suspended and discontinued the 1995 Option Plan. No further grants will be made under the 1995 Option Plan and accordingly, we have reduced the number of reserved shares under our stock option plans by 169,883 which represents the unissued shares that expired upon termination of the 1995 Option Plan. At December 31, 2001, there were 13,252 options outstanding under the 1995 Option Plan.

      Our 1996 stock option plan (the “1996 Option Plan”) provides for the issuance of common stock to employees, consultants and directors under incentive and nonstatutory stock option grants. The 1996 Option Plan was amended in November 2000 to increase the number of shares of common stock reserved for issuance thereunder from 4,500,000 to 7,000,000 and to establish certain grant restrictions and limitations that prohibit us from (i) granting more than 1,200,000 shares common stock subject to new options in any 12-month period (beginning May 25, 2000, the date of our 2000 Annual Meeting of Stockholders), subject to any stock split,

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recapitalization, dividend or related events, (ii) re-pricing any options granted under the 1996 Option Plan, and (iii) granting any options under the 1996 Option Plan with an exercise price below fair market value of the common stock at the date of grant. The options granted under the 1996 Option Plan generally become exercisable over a three or four-year period, commencing at the date of grant, and expire in ten years. The 1996 Option Plan has no scheduled termination date. At December 31, 2001, there were 4,465,875 options outstanding and 1,647,334 options available for grant under the 1996 Option Plan.

      Our 1996 outside director stock option plan (the “Directors Plan”) provides for the issuance of up to 225,000 shares of common stock to eligible participants under nonstatutory stock option grants (the “Directors Plan”). Under the Directors Plan, outside directors receive a one-time grant to purchase shares upon appointment to the Board of Directors, and an annual grant for each year of service thereafter. The nonstatutory stock options may be granted at a price not less than the fair market value of the common stock at the date of grant. The options generally become exercisable over a three-year period commencing at the date of grant, and expire in ten years. The Directors Plan has no scheduled termination date. At December 31, 2001, there were 110,230 options outstanding and 93,417 options available for grant under the Directors Plan.

      Our 1998 stock option plan (the “1998 Option Plan”) provides for the issuance of common stock to employees under nonstatutory stock option grants. The 1998 Option Plan was amended in April 2000 to increase the number of shares of common stock reserved for issuance thereunder from 187,500 to 412,500. The 1998 Option Plan was further amended in October 2001 to increase the number of shares 412,500 to 762,500. The nonstatutory stock options may be granted at a price not less than the fair market value of the common stock at the date of grant. All options granted through 1999 under the 1998 Option Plan are fully vested and immediately exercisable, and expire in ten years. Options granted under the 1998 Option Plan during 2000 and 2001 generally become exercisable over a three to four-year period, commencing at the date of grant, and expire in ten years. The 1998 Option Plan has no scheduled termination date. At December 31, 2001, there were 399,536 options outstanding and 220,773 options available for grant under the 1998 Option Plan.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes the combined stock option activity during the three-year period ended December 31, 2001:

		Options Outstanding

	Options Available		Exercise Price
	for Grant	Shares	Per Share

Balance, January 1, 1999	2,330,000	2,539,209	$2.33 to $37.25
Granted	(2,303,444)	2,303,444	$6.44 to $15.31
Cancelled	1,113,802	(1,113,802)	$2.33 to $29.63
Exercised	—	(83,818)	$2.33 to $14.58

Balance, December 31, 1999	1,140,358	3,645,033	$2.33 to $37.25
Increase in reserved shares	2,725,000	—	—
Granted	(1,584,658)	1,584,658	$9.44 to $19.50
Cancelled	715,891	(715,891)	$6.44 to $26.96
Exercised	—	(265,673)	$2.83 to $19.54

Balance, December 31, 2000	2,996,591	4,248,127	$2.33 to $37.25
Increase in reserved shares, net	350,000	—	—
Plan shares expired	(169,883)	—	—
Granted	(1,429,063)	1,429,063	$9.31 to $16.89
Cancelled	213,879	(213,879)	$7.88 to $17.19
Exercised	—	(474,418)	$2.33 to $14.63

Balance, December 31, 2001	1,961,524	4,988,893	$2.33 to $37.25

      The following summarizes certain weighted average information on options outstanding at December 31, 2001:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (years)	Price	Exercisable	Price

$2.33 to $2.83	13,252	3.75	$2.83	13,250	$2.83
$6.44 to $9.69	1,782,824	7.31	$8.10	1,363,594	$7.98
$10.00 to $14.63	2,194,053	8.33	$12.50	796,993	$12.62
$15.15 to $21.33	886,039	8.85	$16.25	140,991	$20.27
$26.96 to $37.25	112,725	6.48	$28.67	99,013	$28.91

	4,988,893			2,413,841

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following pro forma information presents net income and basic and diluted earnings per share as if compensation expense had been recognized for stock options granted in the three-year period ended December 31, 2001, as determined under the fair value method used in the Black-Scholes options pricing model, and to include the effect of shares issued under the employee stock purchase plan. The weighted average Black-Scholes value per option granted in 2001, 2000 and 1999 was $7.50, $7.67 and $4.43, respectively.

	2001	2000	1999

Net income as reported	$9,648	$8,868	$337
Pro forma net income (loss)	$1,881	$1,431	$(3,661)
Basic earnings per share — as reported	$.38	$.36	$.01
Diluted earnings per share — as reported	$.37	$.35	$.01
Basic earnings (loss) per share — pro forma	$.07	$.06	$(.15)
Diluted earnings (loss) per share — pro forma	$.07	$.06	$(.15)
Assumptions:
Expected dividend yield	0%	0%	0%
Expected stock price volatility	81%	86%	85%
Risk-free interest rate	3.85%	5.30%	5.95%
Expected life of option	3.13 years	3.18 years	2.87 years

      No expense has been recognized for stock-based compensation in the three years ended December 31, 2001 as the underlying stock options were granted at current market prices.

      Employee Stock Purchase Plans. Our 1998 Employee Stock Purchase Plan (“1998 Purchase Plan”), which was terminated in 1999, provided for the purchase of up to 450,000 shares of common stock during a 24-month offering period beginning June 15, 1998. Under the 1998 Purchase Plan, eligible employees were able to purchase common stock semi-annually at 85% of the lesser of (1) the fair market value on the first day of the 24-month offering period, or (2) the fair market value on the last day of each semi-annual purchase period. All 450,000 shares available under the 1998 Purchase Plan were purchased during 1999 at $6.06 per share.

      Our 1999 Employee Stock Purchase Plan (“1999 Purchase Plan”) provides for an initial reserve of 750,000 shares of common stock, which amount will be increased on August 1st of each year by an amount equal to the lesser of 750,000 shares or an amount determined by the Board of Directors. All other terms with respect to offering periods, eligibility and purchase price are similar to the 1998 Purchase Plan. No shares were purchased under the 1999 Purchase Plan during 1999. During 2000, 359,171 shares were purchased at prices ranging from $8.02 to $13.12. During 2001, 391,602 shares were purchased at prices ranging $8.02 to $11.05.

      During 2001, 2000, and 1999, certain employees exercised options or sold stock acquired under the stock purchase plans in disqualifying dispositions that resulted in deductions for income tax purposes. Our tax liability for 2001, 2000, and 1999 was reduced by $907,000, $329,000, and $136,000, respectively, to give effect to these dispositions with an offsetting credit to additional paid-in capital.

14.     Employee Benefit Plans

      We have adopted a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all eligible employees (“401(k) Plan”). Eligible participants may contribute up to $10,500 or 20% of their total compensation, whichever is lower. We provide matching contributions to the 401(k) Plan in amounts determined by the Board of Directors. Participants will be immediately vested in their personal

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contributions and over a five year graded schedule for amounts we contribute. We made matching contributions to the 401(k) Plan of $362,000, $313,000, and $299,000 in 2001, 2000 and 1999, respectively.

15.     Income Taxes

      The income tax provision (benefit) includes income taxes currently payable and those deferred due to temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The components of the income tax provision (benefit) included in the Consolidated Statements of Income are as follows:

	2001	2000	1999

Current:
Federal	$2,311	$3,831	$(855)
State	129	292	(150)
Foreign	1,502	425	837

Total current	3,942	4,548	(168)

Deferred:
Federal	1,098	965	334
State	61	86	58
Foreign	—	—	—

Total deferred	1,159	1,051	392

Total provision	$5,101	$5,599	$224

      The income tax provision (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate of 35% in 2001 and 2000, and 34% in 1999 to income before income taxes as a result of the following:

	2001	2000	1999

Federal statutory rate	$5,162	$5,063	$190
Research and development credit	(1,025)	(507)	(176)
Meals, entertainment, goodwill amortization, and other non-deductible expenses	923	236	224
State income taxes	289	235	49
Foreign rate in excess of US statutory rate	140	492	25
Change in tax rates	—	97	—
IRS audit resolution	(365)	—	—
Other	(23)	(17)	(88)

Total	$5,101	$5,599	$224

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The income tax effects of temporary differences that give rise to our deferred income tax assets and liabilities are as follows:

	2001		2000

	Current	Non-Current	Current	Non-Current

Deferred tax asset:
Accruals and reserves	$6,253	$—	$3,822	$—
Deferred revenue	697	—	496	—
NOL Carryovers	—	—	—	150
Goodwill and other intangibles	—	—	—	3,960
Other	30	—	9	—

Total	6,980	—	4,327	4,110
Deferred tax liability:
Property and equipment	—	(895)	—	(1,116)
Goodwill and other intangibles	—	(9,874)	—	—
Other	—	(41)	—	(94)

Total	$6,980	$(10,810)	$4,327	$2,900

      Income taxes have not been provided on undistributed earnings of our foreign subsidiaries. We have sufficient influence to control the distribution of such earnings and have determined that such earnings have been reinvested indefinitely. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were lent to any of our United States entities, or if we sell our stock in the subsidiaries. Repatriation of these foreign earnings could generate additional foreign tax withholdings and United States tax, net of foreign tax credits. We have not estimated the additional tax that may become due as it is not practicable to calculate and the likelihood of these events occurring is remote.

      From time to time, we may be subject to audit by federal, state and/or foreign taxing authorities. During 2001 we reached an agreement with the IRS that settles the proposed adjustments from the audit of our 1997 and 1996 Federal Income Tax Returns. In the settlement, the IRS agreed to allow us to take a research and development expense tax credit for substantially all of the qualifying expenses originally reported in our corporate income tax returns for those years. We have been able to reduce the 2001 effective income tax rate from 37% to 34.6% by including current research and development expense tax credits that would not have been claimed prior to the settlement.

      At December 31, 2001, we had approximately $1.6 million of federal research and development tax credit carryforwards that expire at various dates through 2020. We also had approximately $2.5 million of foreign tax credit carryforwards that expire from 2003 to 2005.

16.     Earnings Per Share

      Earnings per share for the three years ended December 31, 2001 is calculated as follows:

	2001	2000	1999

Net income	$9,648	$8,868	$337
Shares — Basic earnings per share	25,316	24,315	23,758
Dilutive effect of common stock equivalents	441	1,116	—

Shares — Diluted earnings per share	25,757	25,431	23,758

Basic earnings per share	$.38	$.36	$.01

Diluted earnings per share	$.37	$.35	$.01

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Business Segments, Geographic Data and Major Customers

      We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, e-commerce, inventory optimization, and collaborative planning and forecasting requirements of the retail industry and its suppliers. Our solutions enable our customers to collect, manage, organize and analyze information throughout their retail enterprise, and to interact with suppliers and customers over the Internet at multiple levels within their organizations. We conduct business in five geographic regions that have separate management teams and reporting infrastructures: the United States, Europe (includes the Middle East and Africa), Asia/ Pacific, Canada and Latin America. Similar products and services are offered in each geographic region and local management is evaluated primarily based on total revenues and operating income. Identifiable assets are also managed by geographical region. The accounting policies of each region are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. The geographic distribution of our revenues and identifiable assets for the three-year period ended December 31, 2001 is as follows:

	2001	2000	1999

Revenues:
United States	$117,008	$90,337	$78,442

Europe	46,370	38,273	39,225
Asia/ Pacific	24,005	28,174	11,305
Canada	11,773	7,974	8,123
Latin America	9,785	9,277	8,929

Total international	91,933	83,698	67,582

Sales and transfers among regions	(2,029)	(2,306)	(3,361)

Total revenues	$206,912	$171,729	$142,663

Identifiable assets:
United States	$217,980	$178,533	$161,125

Europe	48,336	21,712	20,444
Asia/ Pacific	9,961	9,075	6,979
Canada	6,093	5,422	4,396
Latin America	6,272	3,730	4,101

Total international	70,662	39,939	35,920

Total identifiable assets	$288,642	$218,472	$197,045

      No customer accounted for more than 10% of our revenues during the three years ended December 31, 2001.

      We have organized our business segments around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry:

•	Retail Enterprise Systems include corporate level merchandise management, planning and forecasting systems that enable retailers to optimize their inventory control, product mix, pricing and promotional strategies, automate demand forecasting and replenishment, and enhance the productivity and accuracy of warehouse processes. In addition, Retail Enterprise Systems include a comprehensive set of tools for analyzing business results and trends, tracking customer shopping patterns, space management, trade allowance and promotional program management, monitoring strategic plans and tactical decisions.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	In-Store Systems include point-of-sale, e-commerce and back office applications that enable retailers to capture, analyze and transmit certain sales, store inventory and other operational information to corporate level merchandise management systems using hand-held, radio frequency devices, point of sale workstations or via the Internet. In-Store Systems also include Store Portals that provide retailers with the ability to access enterprise information on their merchandise management systems, via the Internet, and execute associated processes to support their store operations.

•	Collaborative Solutions include applications that enable business-to-business collaborative planning, forecasting and replenishment between retailers and their suppliers. Collaborative Solutions, which currently include portions of our Retail Enterprise Systems applications as well as collaboration specific applications, optimize the sharing of plans and information between trading partners and supply chain decisions in such areas as inventory replenishment, marketing/ promotions, sales planning/ execution and category management.

      A summary of the revenues, operating income (loss), and depreciation attributable to each of these business segments for the three years ended December 31, 2001 is as follows:

	2001	2000	1999

Revenues:
Retail Enterprise Systems	$157,948	$131,495	$121,361
In-Store Systems	25,838	25,831	21,302
Collaborative Solutions	23,126	14,403	—

	$206,912	$171,729	$142,663

Operating income (loss)
Retail Enterprise Systems	$37,310	$23,612	$17,851
In-Store Systems	5,484	8,789	2,611
Collaborative Solutions	8,226	6,151	—
Other (see below)	(38,942)	(28,331)	(23,715)

	$12,078	$10,221	$(3,253)

Depreciation
Retail Enterprise systems	$6,401	$6,360	$6,336
In-Store systems	1,385	1,471	1,337
Collaborative Solutions	419	210	—

	$8,205	$8,041	$7,673

Other:
Amortization of intangible assets	$8,497	$6,542	$4,409
In-process research and development charge (see Note 2)	2,361	200	—
Restructuring, asset disposition and other merger related charges (see Note 9)	985	828	2,111
Administrative costs and bad debt expense	27,099	20,761	17,195

	$38,942	$28,331	$23,715

      The operating income shown for Retail Enterprise Systems, In-Store Systems and Collaborative Solutions includes direct expenses for software licenses, maintenance services, consulting services, sales and marketing expenses, product development expenses, as well as allocations for occupancy costs and depreciation expense.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The “Other” caption includes non-allocated costs and other expenses that are not directly identified with a particular operating segment and which management does not consider in evaluating the operating income of the business segment. Operating income in the Retail Enterprise Systems and Collaborative Solutions segments increased during 2001 primarily as a result of the incremental software license sales, consulting and maintenance revenues from the product lines acquired in the E3 and Intactix acquisitions, together with improved consulting margins. Operating income in the In-Store Systems segment decreased during 2001 due to a 29% decrease in software license sales and increases in product development, sales and marketing expenses. Other non-allocated costs and expenses increased during 2001 due to higher amortization of intangible assets, $2.3 million in in-process research and development charges, a $1.6 million increase in bad debt expense, and the additional administrative and integration costs associated with the acquisitions of E3, Zapotec and Decision Series.

18.     Quarterly Data (Unaudited)

      The following table presents selected unaudited quarterly operating results for the two-year period ended December 31, 2001. We believe that all necessary adjustments have been included in the amounts shown below to present fairly the related quarterly results.

     Consolidated Statement of Income Data:

	2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$47,477	$49,050	$49,918	$60,467	$206,912
Income from operations	2,543	3,973	1,327	4,235	12,078
Net income	2,154	3,022	1,174	3,298	9,648
Basic earnings per share	$.09	$.12	$.05	$.12	$.38
Diluted earnings per share	$.09	$.12	$.05	$.12	$.37

	2000

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$39,200	$46,103	$43,495	$42,931	$171,729
Income from operations	2,444	5,231	2,183	363	10,221
Net income	2,218	3,761	1,961	928	8,868
Basic earnings per share	$.09	$.16	$.08	$.04	$.36
Diluted earnings per share	$.09	$.15	$.08	$.04	$.35

      Income from operations includes restructuring and asset disposition charges of $985,000 and $828,000 that were recorded primarily during the first quarters of 2001 and 2000, respectively. In addition, the income from operations for third quarter 2001 includes a $2.2 million charge for IPR&D in connection with the acquisition of E3. The quarterly income from operations for 2001 compared to 2000 varies primarily as a result of the aforementioned charges as well as the incremental software license sales, consulting and maintenance revenues from the product lines acquired in the E3 and Intactix acquisitions, together with improved consulting margins.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JDA SOFTWARE GROUP, INC.

By:	/s/ JAMES D. ARMSTRONG

James D. Armstrong
Chief Executive Officer
(Principal Executive Officer)

Date: March 29, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 29, 2002 by the following persons in the capacities indicated.

Signature	Title

/s/ JAMES D. ARMSTRONG James D. Armstrong	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ KRISTEN L. MAGNUSON Kristen L. Magnuson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ J. MICHAEL GULLARD J. Michael Gullard	Director

/s/ WILLIAM C. KEIPER William C. Keiper	Director

/s/ DOUGLAS G. MARLIN Douglas G. Marlin	Director

/s/ JOCK PATTON Jock Patton	Director

EXHIBIT INDEX

Exhibit
Number		Description of Document

2.1**	—	Asset Purchase Agreement dated as of June 4, 1998, by and among JDA Software Group, Inc., JDA Software, Inc. and Comshare, Incorporated.
2.2##	—	Asset Purchase Agreement dated as of February 24, 2000, by and among JDA Software Group, Inc., Pricer AB, and Intactix International, Inc.
2.3###	—	Agreement and Plan of Reorganization dated as of September 7, 2001, by and among JDA Software Group, Inc., E3 Acquisition Corp., E3 Corporation and certain shareholders of E3 Corporation.
3.1***	—	Second Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated June 12, 1998.
3.2***	—	First Amended and Restated Bylaws.
4.1*	—	Specimen Common Stock certificate.
4.2*(1)	—	Stock Redemption Agreement among the Company, James D. Armstrong and Frederick M. Pakis dated March 30, 1995.
10.1*(1)	—	Form of Indemnification Agreement.
10.2*(1)	—	1995 Stock Option Plan, as amended, and form of agreement thereunder.
10.3++(1)	—	1996 Stock Option Plan, as amended.
10.4*(1)	—	1996 Outside Directors Stock Option Plan and forms of agreement thereunder.
10.5***(1)	—	Employment Agreement between James D. Armstrong and JDA Software, Inc. dated January 1, 1998.
10.8#(1)	—	1998 Nonstatutory Stock Option Plan.
10.9#(1)	—	1998 Employee Stock Purchase Plan.
10.10†	—	1999 Employee Stock Purchase Plan.
10.11***	—	Lease Agreement between Opus West Corporation and JDA Software Group, Inc. dated April 30, 1998, together with First Amendment dated June 30, 1998.
10.12**	—	Software License Agreement dated as of June 4, 1998 by and between Comshare, Incorporated and JDA Software, Inc.
10.14(2)	—	Value-Added Reseller License Agreement for Uniface Software between Compuware Corporation and JDA Software Group, Inc. dated April 1, 2000, together with Product Schedule No. Two dated September 28, 2001.
10.15*(1)	—	JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 1995.
10.17***(1)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and Kristen L. Magnuson, amending certain stock options granted to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on September 11, 1997 and January 27, 1998.
10.18††(1)	—	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the From of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement).
10.19†††(1)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.
10.20+(1)(3)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.
10.21+(1)(3)	—	Form of Nonstatutory Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

Exhibit
Number		Description of Document

10.22+(1)(4)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1995 Stock Option Plan
10.23+(1)(5)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan
10.24+(1)(6)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan
10.25+++	—	Secured Loan Agreement between JDA Software Group, Inc. and Silvon Software, Inc. dated May 8, 2001, together with Secured Promissory Note and Security Agreement.
23.1	—	Consent of Independent Auditors

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

**	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1998, as filed on June 19, 1998.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.

†	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, as filed on August 19, 1999.

††	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998.

†††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed on November 13, 1998.

#	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, as filed on March 31, 1998.

##	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2000, as filed on March 1, 2000.

###	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2001, as filed on September 21, 2001.

+

Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.

++

Incorporated by reference to the Company’s Annual Report of Form 10-K for the year ended December 31, 2000, as filed on April 2, 2001.

+++

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