Form 10-Q
period 2002-03-31
JDA SOFTWARE GROUP INC
filed 2002-05-15
CIK 1006892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number: 0-27876

JDA SOFTWARE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0787377

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

                  The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 27,973,238 as of May 10, 2002.

JDA SOFTWARE GROUP, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2002	December 31, 2001

ASSETS	(Unaudited)
Current Assets:

Cash and cash equivalents	$58,818	$51,865

Marketable securities	17,069	12,140

Accounts receivable, net	62,674	60,943

Income tax receivable	7,478	3,798

Deferred tax asset	6,377	6,980

Prepaid expenses and other current assets	13,890	10,750

Total current assets	166,306	146,476

Property and Equipment, net	21,247	21,950

Goodwill, net	55,192	55,192

Other Intangibles, net	59,919	61,670

Promissory Note Receivable	3,197	3,354

Marketable Securities	513	—

Total assets	$306,374	$288,642

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$3,571	$2,857

Accrued expenses and other liabilities	26,578	32,963

Deferred revenue	20,554	17,562

Total current liabilities	50,703	53,382

Deferred Tax Liability	10,303	10,810

Stockholders’ Equity:

Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—

Common stock, $.01 par value; authorized, 50,000,000 shares; issued 28,165,892 and 27,035,935 shares, respectively	282	270

Additional paid-in capital	231,285	214,589

Retained earnings	22,968	18,423

Accumulated other comprehensive loss	(6,451)	(6,138)

	248,084	227,144

Less treasury stock, at cost, 239,702 and 239,000 shares, respectively	(2,716)	(2,694)

Total stockholders’ equity	245,368	224,450

Total liabilities and stockholders’ equity	$306,374	$288,642

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data)
(unaudited)

	Three Months Ended March 31,

	2002	2001

REVENUES:

Software licenses	$19,533	$15,563

Maintenance services	13,016	8,949

Product revenues	32,549	24,512

Consulting services	24,571	22,965

Reimbursed expenses	2,030	1,307

Service revenues	26,601	24,272

Total revenues	59,150	48,784

COST OF REVENUES:

Cost of software licenses	411	666

Cost of maintenance services	3,398	2,307

Cost of product revenues	3,809	2,973

Cost of consulting services	17,830	17,424

Reimbursed expenses	2,030	1,307

Cost of service revenues	19,860	18,731

Total cost of revenues	23,669	21,704

GROSS PROFIT	35,481	27,080

OPERATING EXPENSES:

Product development	10,401	7,857

Sales and marketing	9,390	8,265

General and administrative	7,477	5,689

Amortization of intangibles	1,751	1,816

Purchased in-process research and development	—	161

Restructuring, asset disposition and other charges	—	749

Total operating expenses	29,019	24,537

OPERATING INCOME	6,462	2,543

Other income, net	581	862

INCOME BEFORE INCOME TAXES	7,043	3,405

Income tax provision	2,498	1,251

NET INCOME	$4,545	$2,154

BASIC EARNINGS PER SHARE	$.17	$.09

DILUTED EARNINGS PER SHARE	$.16	$.09

SHARES USED TO COMPUTE:

Basic earnings per share	27,383	24,538

Diluted earnings per share	28,983	24,681

See notes to condensed consolidated financial statements

JDA SOFTWARE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended March 31,

	2002	2001

NET INCOME	$4,545	$2,154

OTHER COMPREHENSIVE INCOME (LOSS):

Unrealized holding gain (loss) on marketable securities available for sale, net	(12)	29

Foreign currency translation loss	(301)	(3,397)

COMPREHENSIVE INCOME (LOSS)	$4,232	$(1,214)

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months
	Ended March 31,

	2002	2001

OPERATING ACTIVITIES:

Net income	$4,545	$2,154

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	3,797	3,800

Provision for doubtful accounts	1,000	500

Tax benefit – stock options and employee stock purchase plan	4,905	4

Net loss on disposal of property and equipment	23	17

Write-off of purchased in-process research and development	—	161

Deferred income taxes	96	299

Changes in assets and liabilities:

Accounts receivable	(2,764)	2,342

Income tax receivable	(3,723)	(254)

Prepaid expenses and other current assets	(3,177)	(794)

Accounts payable	706	(699)

Accrued expenses and other liabilities	(3,638)	525

Deferred revenue	2,957	671

Net cash provided by operating activities	4,727	8,726

INVESTING ACTIVITIES:

Purchase of marketable securities	(5,454)	—

Sales of marketable securities	—	2,500

Maturities of marketable securities	—	7,248

Payment of direct costs related to the acquisition of E3 Corporation	(2,688)	—

Purchase of Zapotec Software, Inc.	—	(1,250)

Payments received on promissory note receivable	157	—

Purchase of property and equipment	(1,432)	(1,057)

Proceeds from disposal of property and equipment	65	189

Net cash (used in) provided by investing activities	(9,352)	7,630

FINANCING ACTIVITIES:

Issuance of common stock — stock option plan	9,764	361

Issuance of common stock — employee stock purchase plan	2,039	1,725

Purchase of treasury stock	(22)	(511)

Payments on capital lease obligations	(101)	(12)

Net cash provided by financing activities	11,680	1,563

Effect of exchange rates on cash	(102)	(1,122)

Net increase in cash and cash equivalents	6,953	16,797

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	51,865	60,794

CASH AND CASH EQUIVALENTS, END OF PERIOD	$58,818	$77,591

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months
	Ended March 31,

	2002	2001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:

Interest	$14	$24

Income taxes	$1,364	$546

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

Acquisition of Zapotec Software, Inc.:

Fair value of current assets acquired		$(14)

Developed software and other intangibles		(1,293)

In-process research and development		(161)

Fair value of current liabilities assumed		218

Cash used to purchase Zapotec Software, Inc.		$(1,250)

See Notes to Condensed Consolidated Financial Statements.

JDA SOFTWARE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)

1. Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         Certain reclassifications have been made to the March 31, 2001 financial statements to conform to the March 31, 2002 presentation.

2. New Accounting Standards

         Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). In addition to requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, SFAS No. 141 also provides guidance on the types of acquired intangible assets that are to be recognized and reported separately from goodwill. Accordingly, we reclassified the unamortized balance of assembled workforce of approximately $905,000 to goodwill on January 1, 2002 pursuant to certain transitional provisions of SFAS No. 141 that apply to the business combinations we completed and accounted for under the purchase method prior to July 1, 2001.

         We also adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) effective January 1, 2002. SFAS No. 142 addresses how intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 also requires that goodwill and certain other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Upon adoption, we ceased amortization of goodwill and certain other intangible assets we recorded in business combinations prior to June 30, 2001. The following table reconciles net income and earnings per share as reported for the three months ended March 31, 2002 and 2001 to net income and earnings per share as adjusted to exclude amortization expense, net of taxes, related to goodwill and other intangible assets that are no longer being amortized:

	Three Months Ended March 31,

	2002	2001

Reconciliation of reported net income:

Reported net income	$4,545	$2,154

Pro forma amortization adjustments:

Goodwill	—	454

Assembled workforce	—	159

Trademarks	—	7

Adjusted net income	$4,545	$2,774

Basic earnings per share:

Reported net income	$.17	$.09

Pro forma amortization adjustments:

Goodwill	—	.02

Assembled workforce	—	—

Trademarks	—	—

Adjusted net income	$.17	$.11

	Three Months Ended March 31,

	2002	2001

Diluted earnings per share:

Reported net income	$.16	$.09

Pro forma amortization adjustments:

Goodwill	—	.02

Assembled workforce	—	—

Trademarks	—	—

Adjusted net income	$.16	$.11

Shares used to compute:

Basic earnings per share	27,383	24,538

Diluted earnings per share	28,983	24,681

         During the three months ended March 31, 2002, no goodwill was acquired, impaired, or written-off. Goodwill, which includes the unamortized balance of assembled workforce that was reclassified to goodwill effective January 1, 2002, has been allocated to our reporting units as follows: $30.6 million to Retail Enterprise Systems, $0 to In-Store Systems, and $24.6 million to Collaborative Solutions. In making this initial allocation, we considered the sources of recognized goodwill and the reporting units to which the related net assets were assigned. SFAS No. 142 requires that we test goodwill for impairment as of January 1, 2002 and any resulting impairment charge be reflected as a cumulative effect of a change in accounting principle. We completed the initial screening for goodwill impairment during the three months ended March 31, 2002 and found no impairment of the goodwill allocated to the individual reporting units; accordingly, absent future indicators of impairment, the second testing phase described in SFAS No. 142 is not necessary in 2002.

         We reassessed the useful lives of our intangible assets during the three months ended March 31, 2002. Except for trademarks, no adjustments have been made to the useful lives of our intangible assets. Beginning January 1, 2002, we have assigned indefinite useful lives to our trademarks, and ceased amortization, as we expect the trademarks to generate cash flows indefinitely. We completed an initial impairment test on trademarks during the three months ended March 31, 2002 and found no indication of impairment.

         Intangible assets other than goodwill consist of the following:

	March 31, 2002		December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:

Customer Lists	$36,348	$(3,762)	$36,348	$(3,048)

Software technology	30,496	(6,863)	30,496	(5,826)

Unamortized intangible assets:

Trademarks	3,700	—	3,784	(84)

	$70,544	$(10,625)	$70,628	$(8,958)

         Amortization expense for the three months ended March 31, 2002 was $1.8 million. We expect amortization expense for the remainder of 2002 and for the next four years to be as follows:

2002 (9 months)	5,250

2003	7,001

2004	7,001

2005	6,751

2006	6,572

         We have adopted the guidance of Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-14 (“EITF No. 01-14”), Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. EITF No. 01-14 requires the reclassification of reimbursed expenses in both service revenues and cost of service revenues in our consolidated statements of income beginning January 1, 2002. We previously classified reimbursed expenses as a reduction in the cost of consulting services. The adoption of EITF No. 01-14 does not impact our total gross profit or operating income, but it will increase total revenues and as a result slightly reduce our gross profit and operating margin percentages. Reimbursed expenses were $2 million in the three months ended March 31, 2002. In addition, we have reclassified $1.3 million in reimbursed expenses to service revenues and cost of service revenues in the consolidated statements of income for the three months ended March 31, 2001.

         We adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) effective January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 requires that we evaluate long-lived assets based on the net future cash flow expected to be generated from the asset on an undiscounted basis whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 144 did not have a significant impact on our operating results or financial position.

3. Subsequent Event — Acquisition of J•Commerce Inc.

         On April 12, 2002 we acquired certain intellectual property of J•Commerce Inc. (“J•Commerce”), a privately-held Canadian corporation, for $4 million in cash. J•Commerce develops and markets point-of-sale software solutions that are based on Java™ technology. We intend to combine the J•Commerce point-of-sale software solutions with our Internet-based Store Portals application to provide a complementary product strategy with Win/DSS for “Tier 1” retailers that have annual sales in excess of $5 billion and a large number of stores and/or registers per store. The acquisition, which is not material to our financial statements, was accounted for as a purchase and accordingly, the operating results of J•Commerce will be included in our consolidated financial statements from the date of acquisition. In connection with the J•Commerce acquisition, we expect to expense $700,000 of purchased in-process research and development in second quarter 2002 and record approximately $1.1 million of goodwill, $2.1 million of software technology and $200,000 for trademarks.

4. Promissory Note Receivable

         On May 8, 2001, we entered into a secured promissory note agreement with Silvon Software, Inc. (“Silvon”) under which we agreed to loan Silvon $3.5 million. We license certain applications from Silvon for use in our Retail IDEAS product. The loan is collateralized by a first priority security interest in all of Silvon’s intellectual property and a subordinated security interest in accounts receivable and all other assets. The promissory note bears interest at prime plus 1.5 percentage points, which is payable monthly. The agreement provides for periodic payments towards the principal balance through the retention of a portion of the royalties we owe Silvon from sales of the Retail IDEAS product, with any remaining accrued and unpaid interest and principal due and payable on May 8, 2004.

5. Earnings per Share

         Earnings per share for the three months ended March 31, 2002 and 2001 is calculated as follows:

	Three Months
	Ended March 31,

	2002	2001

Net income	$4,545	$2,154

Shares – Basic earnings per share	27,383	24,538

Dilutive common stock equivalents	1,600	143

	28,983	24,681

Basic earnings per share	$.17	$.09

Diluted earnings per share	$.16	$.09

6. Restructuring, Asset Disposition and Other Merger Related Charges

         During 2001, we recorded restructuring, asset disposition and other merger related charges of $749,000 in first quarter 2001 and an additional $236,000 in fourth quarter 2001. The restructuring initiatives involved a workforce reduction of 41 full-time employees (“FTE”) including certain employees involved in implementation and maintenance services (17 FTE), product development activities (7 FTE), sales and marketing (10 FTE), and administrative functions (7 FTE), related in part to the acquisition of E3. All workforce reductions associated with these charges were made on or before March 31, 2001 or December 31, 2001, as appropriate. Office closure costs pertain to certain European offices that became redundant after the E3 acquisition. Other charges consist of the write-off of certain merger and acquisition costs related to a potential acquisition that was abandoned in March 2001.

			Loss on disposal		Adjustments to	Balance at
Description of the charge	Initial Reserve	Cash Charges	of assets	Non-cash Charges	Expense	March 31, 2002

Severance, benefits and related legal costs	$727	$(727)	$—	$—	$—	$—

Office closure costs	50	(27)	—	(4)	—	19

Other Charges	208	(208)	—	—	—	—

Total	$985	$(962)	$—	$(4)	$—	$19

         We expect to record a $1.3 million to $1.5 million restructuring charge in second quarter 2002. The restructuring initiatives will involve a workforce reduction of between 45 to 60 full-time employees, primarily in the consulting services function.

7. Business Segments and Geographic Data

         We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, e-commerce, inventory optimization and collaborative planning and forecasting requirements of the retail industry and its suppliers. Our solutions enable our customers to collect, manage, organize and analyze information throughout their retail enterprise, and to interact with suppliers and customers over the Internet at multiple levels within their organizations. We conduct business in five geographic regions that have separate management teams and reporting infrastructures: the United States, Europe (includes the Middle East and Africa), Asia/Pacific, Canada and Latin America. Similar products and services are offered in each geographic region and local management is evaluated primarily based on total revenues and operating income. Identifiable assets are also managed by geographical region. The geographic distribution of our revenues and identifiable assets is as follows:

	Three Months Ended March 31,

	2002	2001

Revenues:

United States	$36,583	$28,043

Europe	13,806	9,966

Asia/Pacific	4,646	5,718

Canada	3,546	3,331

Latin America	1,138	2,066

Total international	23,136	21,081

Sales and transfers among regions	(569)	(340)

Total revenues	$59,150	$48,784

	March 31, 2002	December 31, 2001

Identifiable assets:

United States	$235,900	$217,980

Europe	51,186	48,336

Asia/Pacific	8,643	9,961

Canada	6,103	6,093

Latin America	4,542	6,272

Total international	70,474	70,662

Total identifiable assets	$306,374	$288,642

         We have organized our business segments around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry:

•	Retail Enterprise Systems include corporate level merchandise management, planning and forecasting systems that enable retailers to optimize their inventory control, product mix, pricing and promotional strategies, automate demand forecasting and replenishment, and enhance the productivity and accuracy of warehouse processes. In addition, Retail Enterprise Systems include a comprehensive set of tools for analyzing business results and trends, tracking customer shopping patterns, space management, trade allowance and promotional program management, monitoring strategic plans and tactical decisions.

•	In-Store Systems include point-of-sale, e-commerce and back office applications that enable retailers to capture, analyze and transmit certain sales, store inventory and other operational information to corporate level merchandise management systems using hand-held, radio frequency devices, point-of-sale workstations or via the Internet. In-Store Systems also include Store Portals that provide retailers with the ability to access enterprise information on their merchandise management systems, via the Internet, and execute associated processes to support their store operations.

•	Collaborative Solutions include applications that enable business-to-business collaborative planning, forecasting and replenishment between retailers and their suppliers. Collaborative Solutions, which currently include portions of our Retail Enterprise Systems applications as well as collaboration specific applications, optimize the sharing of plans and information between trading partners and supply chain decisions in such areas as inventory replenishment, marketing/promotions, sales planning/execution and category management.

         A summary of the revenues, operating income (loss), and depreciation attributable to each of these business segments for the three months ended March 31, 2002 and 2001 is as follows:

	Three Months Ended March 31,

	2002	2001

Revenues:

Retail Enterprise Systems	$42,475	$35,240

In-Store Systems	6,746	7,706

Collaborative Solutions	9,929	5,838

	$59,150	$48,784

Operating income (loss):

Retail Enterprise Systems	$11,024	$7,228

In-Store Systems	1,776	1,798

Collaborative Solutions	2,890	1,932

Other (see below)	(9,228)	(8,415)

	$6,462	$2,543

Depreciation:

Retail Enterprise systems	$1,573	$1,550

In-Store systems	267	362

Collaborative Solutions	206	72

	$2,046	$1,984

Other:

Amortization of intangible assets	$1,751	$1,816

In-process research and development charge	—	161

Restructuring, asset disposition and other charges	—	749

Administrative costs, bad debt expense and Other non-allocated expenses	7,477	5,689

	$9,228	$8,415

         Operating income in the Retail Enterprise Systems, In-Store Systems and Collaborative Solutions business segments includes direct expenses for software licenses, maintenance services, consulting services, sales and marketing expenses, product development expenses, as well as allocations for occupancy costs and depreciation expense. The “Other” caption includes non-allocated costs and other expenses that are not directly identified with a particular business segment and which management does not consider in evaluating the operating income of the business segment.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

         This Quarterly Report on Form 10-Q contains forward-looking statements reflecting management’s current forecast of certain aspects of our future. It is based on current information that we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward-looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, numbers of personnel, strategic relationships with third parties, acquisitions and strategy. The forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “intend,” “believe,” “should,” “would,” “could,” “anticipate” or other words that convey uncertainty of future events or outcomes. In particular, we provide our outlook for total revenues, software license revenues, maintenance services revenues, product revenues, consulting services revenues, consulting services margins, business segment revenues, gross profits, operating expenses, bad debt provision and effective tax rates, in each case for either second quarter 2002 or year 2002. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Quarterly Report on Form 10-Q, which you should read carefully. We would particularly refer you to the section under the heading “Certain Risks” for an extended discussion of the risks confronting our business. The forward-looking statements in this Quarterly Report on Form 10-Q should be considered in the context of these risk factors.

Overview

         We provide sophisticated software solutions to the retail industry and its suppliers. Our solutions enable our customers to collect, manage, organize and analyze information throughout their retail enterprise, and to interact with suppliers and customers over the Internet at multiple levels within their organizations. We also offer maintenance services to our software customers and enhance and support our software business by offering retail specific services that are designed to enable our clients to rapidly achieve the benefits of our solutions. These services include project management, system planning, system design and implementation, custom configurations, and training services. Demand for our implementation services is driven by, and often trails, sales of our software products. Consulting services revenues are generally more predictable but generate lower gross margins than software license revenues.

Significant Trends and Developments in Our Business

         Economic Conditions in the Retail Industry. We believe the negative economic conditions and disruption caused by the September 11 attack that affected the demand for our products in the United States during 2001 have subsided and that a recovery may be in process. We also believe the economic recovery has not begun or may be slower in the international regions in which we operate. As a result, we continue to be concerned about weak and uncertain economic conditions, consolidations and the disappointing results of retailers in certain of our geographic regions. The retail industry will be adversely impacted if negative economic conditions or fear of additional terrorists’ attacks persist for an extended period of time. Weak and uncertain economic conditions have in the past, and may in the future, negatively impact our revenues, elongate our selling cycles, delay, suspend or reduce the demand for our products and adversely impact our business, operating results and financial condition. In addition, our customers’ ability to pay for our products or services could be impaired, and we may experience an increased number of bankruptcy filings in our customer base.

         Impact of the E3 Corporation Acquisition. In September 2001 we completed the acquisition of E3 Corporation (“E3”) for $43.5 million, which includes $19.3 million in cash and the exchange of 1,600,080 shares of our unregistered common stock for all of the outstanding stock of E3. The E3 product suite consists of inventory optimization systems, including E3Trim, a warehouse and distribution center forecasting and replenishment solution, and E3Slim, a store level forecasting and replenishment solution; advanced analytic solutions such as Consumer Outlook!, a data mining application for consumer behavior patterns, and Pin Point!, an application that refines seasonal profile assignments; and certain collaborative planning, forecasting and replenishment (“CPFR”) solutions, which today include 77 live trading partners and enable manufacturers, distributors and retailers to work from a single, shared demand forecast. By acquiring E3, we believe we have immediately gained market share in the inventory replenishment space. Importantly, approximately 80% of E3’s client base is non-retail and we have accelerated our CPFR initiatives by gaining an immediate presence in the wholesale and distribution industries that we had already targeted for growth.

         The E3 operation, which has been fully integrated into our infrastructure, represented 22% of our total revenues for the three months ended March 31, 2002 and contributed $6.8 million, $9.9 million, and $13.3 million to our software license revenues, product revenues, and total revenues, respectively. Software license revenues, product revenues, and total revenues, excluding E3 decreased 18%, 7%, and 6%, respectively in the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Absent any further recovery in the economy, we currently expect product revenues, which includes software license and maintenance services, to increase 26% to 28% in 2002 compared to 2001, primarily from the impact of owning E3 for a full year.

         Shift in The Mix of Demand For The Various Types of Products We Sell. The retail industry appears to have maintained its level of investment in information technology during the current difficult economic cycle; however, there has been a clear shift in the mix of demand for the various types of products we sell. Demand for ODBMS, our UNIX Oracle-based merchandising system, was flat between the three months ended March 31, 2002 and 2001, while demand for MMS, our IBM iSeries-based merchandise system, and our In-Store Systems decreased 78% and 52%, respectively in the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Demand for our analytic and optimization solutions increased 83% in the three months ended March 31, 2002 compared to the three months ended March 31, 2001, primarily as a result of the favorable impact of $6.8 million in software license revenues from the E3 product line that was acquired in September 2001. Sales of our host merchandising systems and In-Store Systems tend to be more heavily impacted during slow economic periods, as retailers are often reluctant to make substantial investments due to the slower expected return on investment. This is particularly true with the substantial hardware investment that usually accompanies the implementation of a new point-of-sale system. Analytic and optimization solutions such as E3, Intactix and Intellect appear to be less affected by economic slowdowns as these applications enable our customers to lower their inventory levels without reducing sales and provide a quicker return on investment.

         New Products and Expanded Markets. We invested $10.4 million in the three months ended March 31, 2002 and $243 million from 1998 to 2001 in new product development and the acquisition of complementary products while remaining profitable and cash flow positive from operations. We released enhanced versions of our core software products during the past two years and introduced new value-added client server applications such as Store Portals, Affinity and AdPlan. In addition, the acquisitions of Arthur, Intactix, Zapotec, NeoVista Decision Series and E3 have expanded our product offerings and provided us with collaborative applications that address new vertical market opportunities with the manufacturers and wholesalers who supply our traditional retail customers. The Collaborative Solutions business segment, which includes sales of software license and services to customers outside our historical retail market, provided 17% of our total revenues in the three months ended March 31, 2002 compared to 12% in the three months ended March 31, 2001. Although we continue to focus on the “Tier 2” retail market we have recently experienced increased sales activity with “Tier 1” customers with annual sales in excess of $5 billion that we expect to continue to contribute to revenue in future periods. We believe our strategy of expanding our product portfolio and increasing the scalability of our products has been the key element in attracting “Tier 1” customers and has resulted in a steady pattern of new customers licensing multiple products as well as enhanced back-selling opportunities in our install base.

         On April 12, 2002 we acquired certain intellectual property of J•Commerce Inc. (“J•Commerce”), a privately-held Canadian corporation, for $4 million in cash. J•Commerce develops and markets point-of-sale software solutions that are based on Java™ technology. We intend to combine the J•Commerce point-of-sale software solutions with our Internet-based Store Portals application to provide a complementary product strategy with Win/DSS for “Tier 1” retailers that have annual sales in excess of $5 billion and a large number of stores and/or registers per store. The acquisition, which is not material to our financial statements, was accounted for as a purchase, and accordingly, the operating results of J•Commerce will be included in our consolidated financial statements from the date of acquisition. In connection with the J•Commerce acquisition, we expect to expense $700,000 of purchased in-process research and development in second quarter 2002 and record approximately $1.1 million of goodwill, $2.1 million of software technology and $200,000 for trademarks.

         We Have Lowered Our Consulting Services Revenue Outlook for the Remainder of 2002. Consulting services revenue, including the reclassification of reimbursed expenses, increased $2.3 million, or 10% in the three months ended March 31, 2002 compared to the three months ended March 31, 2001, primarily as a result of $3.4 million in consulting services revenue from the E3 product line, offset in part by a decrease in consulting services revenue from implementation of our merchandising systems. Consulting services revenue typically lags the performance of software revenues by as much as one year. We believe the average implementation times for our software products have declined due to increased training and expertise in our consulting organization, and as a direct result of the investments we have made over the past three years to increase the functionality, stability, scalability, integration and ease of implementation of the products in the JDA Portfolio. Furthermore, much of the growth in demand for our products is associated with our analytic and optimization products that require lower levels of services to implement. As a result of these changes in our business, we expect that our consulting services revenue for the full year 2002 will be flat with 2001.

         Consulting services margins, including the reclassification of reimbursed expenses in both service revenues and cost of service revenues, increased to 25% in the three months ended March 31, 2002 compared to 23% in the three months ended March 31, 2001. This increase results primarily from higher average billing rates in the three months ended March 31, 2002 compared to the three months ended March 31, 2001, offset in part by lower utilization rates. The lower utilization rates are a direct result of the shift in demand away from merchandising and point-of-sale systems and towards our analytic and optimization products, together with improved integration and implementation of the products in the JDA Portfolio. We expect to reduce our consulting services headcount by 5% to 10% in second quarter 2002 in order to preserve our utilization rates, consulting margins and overall profitability with the lower consulting services revenue outlook for 2002. We currently expect consulting services margins to be in the range of 26% to 28% for the full year 2002.

         Reclassification of Reimbursed Out-of-Pocket Expenses. We have adopted the guidance of Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-14 (“EITF No. 01-14”), Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. EITF No. 01-14 requires the reclassification of reimbursed expenses in both service revenues and cost of service revenues in our consolidated statements of income beginning January 1, 2002. We previously classified reimbursed expenses as a reduction in the cost of consulting services. The adoption of EITF No. 01-14 does not impact our total gross profit or operating income, but it will increase total revenues and as a result slightly reduce our gross profit and operating margin percentages. Reimbursed expenses were $2 million in the three months ended March 31, 2002. In addition, we have reclassified $1.3 million in reimbursed expenses to service revenues and cost of service revenues in our consolidated statements of income for the three months ended March 31, 2001.

         Balanced Mix Between Domestic and International Business. We have a well-established global presence that has historically resulted in a nearly 50:50 mix between our domestic and international revenues. Domestic and international revenues represented 61% and 39% of total revenues during the three months ended March 31, 2002. We believe the negative economic conditions and disruption caused by the September 11 attack that affected the demand for our products in the United States during 2001 have subsided and that a recovery may be in process. We also believe the economic recovery has not begun or may be slower in the international regions in which we operate. We continue to believe our investment in international markets provides expanded growth opportunities as well as some protection against economic slowdowns that may occur from time to time in specific geographic regions. In addition, we believe our ability to serve customers on a global-basis enables us to pursue opportunities with “Tier 1” customers that are becoming increasingly more global in their operations.

         Improved Gross Profit and Strong Financial Position. Our gross profit was $35.5 million, or 60% of total revenues for the three months ended March 31, 2002 compared to $27.1 million, or 56% for the three months ended March 31, 2001. This improvement results primarily from increases in software licenses and maintenance services of 26% and 45%, respectively in the three months ended March 31, 2002 compared to the three months ended March 31, 2001, which have higher margins than service revenues. In addition, consulting services margins, which include the reclassification of reimbursed expenses in both service revenues and cost of service revenues, improved to 25% in the three months ended March 31, 2002 compared to 23% in the three months ended March 31, 2001. This increase results primarily from higher average billing rates in the three months ended March 31, 2002 compared to the three months ended March 31, 2001, offset in part by lower utilization rates. The lower utilization rates are a direct result of the shift in demand away from merchandising and point-of-sale systems and towards our analytic and optimization products, together with improved integration and implementation of the products in the JDA Portfolio. We currently expect gross profit to be 61% to 63% of total revenues for the full year 2002. We generated $4.7 million in positive cash flow from operations during the three months ended March 31, 2002 and we continue to maintain a strong financial position with $76.4 million in cash, cash equivalents and marketable securities, and have no debt.

         We Expect to Take a Restructuring Charge in Second Quarter2002. We expect to record a $1.3 million to $1.5 million restructuring charge in second quarter 2002. The restructuring initiatives will involve a workforce reduction of between 45 to 60 full-time employees, primarily in the consulting services function.

Critical Accounting Policies

         We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Consulting services are separately priced, are generally available from a number of suppliers, and are not essential to the functionality of our software products. Consulting services, which include project management, system planning, design and implementation, customer configurations, and training are billed on both an hourly basis and under fixed price contracts. Consulting services revenue billed on an hourly basis is recognized as the work is performed. Under fixed price contracts, consulting services revenue is recognized using the percentage of completion method of accounting by relating hours incurred to date to total estimated hours at completion.

We have from time to time provided software and consulting services under fixed price contracts that require the achievement of certain milestones or customer acceptance. The revenue under such arrangements is recognized as the milestones are achieved or upon customer acceptance.

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

•	Accounts Receivable. We typically extend credit to our customers. Software licenses are generally due in installments within twelve months from the date of delivery. Billings for customer support and consulting services are due on net 30-day terms. From time to time software and consulting services are provided under fixed price contracts where the revenue and the payment of related receivable balances are due upon the achievement of certain milestones or customer acceptance. Management estimates the probability of collection of the receivable balances and provides an allowance for doubtful accounts based upon an evaluation of our customers’ ability to pay and general economic conditions.

•	Intangible Assets. Our business combinations typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

•	Income Taxes. Our income tax policy records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.

Recent Accounting Pronouncements

         Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). In addition to requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, SFAS No. 141 also provides guidance on the types of acquired intangible assets that are to be recognized and reported separately from goodwill. Accordingly, we reclassified the unamortized balance of assembled workforce of approximately $905,000 to goodwill on January 1, 2002 pursuant to certain transitional provisions of SFAS No. 141 that apply to the business combinations we completed and accounted for under the purchase method prior to July 1, 2001.

         We also adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) effective January 1, 2002. SFAS No. 142 addresses how intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 also requires that goodwill and certain other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Upon adoption, we ceased amortization of goodwill and certain other intangible assets we recorded in business combinations prior to June 30, 2001. We currently estimate that application of the non-amortization provisions of SFAS No. 142 will reduce amortization expense by approximately $3.8 million in 2002, increasing net income by approximately $2.5 million.

         During the three months ended March 31, 2002, no goodwill was acquired, impaired, or written-off. Goodwill, which includes the unamortized balance of assembled workforce that was reclassified to goodwill effective January 1, 2002, has been allocated to our reporting units as follows: $30.6 million to Retail Enterprise Systems, $0 to In-Store Systems, and $24.6 million to Collaborative Solutions. In making this initial allocation, we considered the sources of recognized goodwill and the reporting units to which the related net assets were assigned. SFAS No. 142 requires that we test goodwill for impairment as of January 1, 2002 and any resulting impairment charge be reflected as a cumulative effect of a change in accounting principle. We completed the initial screening for goodwill impairment during the three months ended March 31, 2002 and found no impairment of the goodwill allocated to the individual reporting units; accordingly, absent future indicators of impairment, the second testing phase described in SFAS No. 142 is not necessary in 2002.

         We reassessed the useful lives of our intangible assets during the three months ended March 31, 2002. Except for trademarks, no adjustments have been made to the useful lives of our intangible assets. Beginning January 1, 2002, we have assigned indefinite useful lives to our trademarks, and ceased amortization, as we expect the trademarks to generate cash flows indefinitely. We completed an initial impairment test on trademarks during the three months ended March 31, 2002 and found no indication of impairment.

         We adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) effective January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 requires that we evaluate long-lived assets based on the net future cash flow expected to be generated from the asset on an undiscounted basis whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 144 did not have a significant impact on our operating results or financial position.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

         Revenues consist of product revenues and consulting services revenues, including reimbursed expenses, which represented 55% and 45%, respectively, of total revenues in the three months ended March 31, 2002 compared to 50% and 50%, respectively in the three months ended March 31, 2001. Total revenues for the three months ended March 31, 2002 were $59.2 million, an increase of $10.4 million, or 21%, over the $48.8 million reported in the three months ended March 31, 2001. The increase includes $13.3 million in incremental revenues resulting from the acquisition of the E3 product line in September 2001. Absent a significant rebound in the economy, we currently expect total revenues for 2002 to be in the range of $244 million to $247 million.

Product Revenues

         Software Licenses. Software license revenues for the three months ended March 31, 2002 increased 26% to $19.5 million from $15.6 million in the three months ended March 31, 2001. The retail industry appears to have maintained its level of investment in information technology during the current difficult economic cycle; however, there has been a clear shift in the mix of demand for the various types of products we sell. Demand for ODBMS, our UNIX Oracle-based merchandising system, was flat in the three months ended March 31, 2002 compared to the three months ended March 31, 2001, while demand for MMS, our IBM iSeries-based merchandise system, and In-Store Systems decreased 78% and 52%, respectively in the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Demand for our analytic and optimization solutions increased 83% in the three months ended March 31, 2002 compared to the three months ended March 31, 2001, primarily as a result of the favorable impact of $6.8 million in software license revenues from the E3 product line that was acquired in September 2001. Sales of our host merchandising systems and In-Store Systems tend to be more heavily impacted during slow economic periods, as retailers are often reluctant to make substantial investments due to the slower expected return on investment. This is particularly true with the substantial hardware investment that usually accompanies the implementation of a new point-of-sale system. Analytic and optimization solutions such as E3, Intactix and Intellect appear to be less affected by economic slowdowns as these applications enable our customers to lower their inventory levels without reducing sales and provide a quicker return on investment.

         Software license revenues represented 33% of total revenues in the three months ended March 31, 2002 compared to 32% in the three months ended March 31, 2001. Domestic software license revenues for the three months ended March 31, 2002, excluding the favorable impact of revenues from the E3 product line, decreased 21% compared to the three months ended March 31, 2001. This decrease results primarily from a softening demand for MMS, In-Store Systems, and Collaborative Solutions other than E3, offset in part by an increase in ODBMS software license revenues earned through the achievement of contractual milestones. International software license revenues for the three months ended March 31, 2002, excluding the favorable impact of revenues from the E3 product line, decreased 13% compared to the three months ended March 31, 2001, primarily due to a decrease in software license sales in Asia/Pacific, Europe, and Latin America. We currently expect software license revenues for second quarter 2002 to increase 26% to 38% over second quarter 2001 and be in the range of $21 million to $23 million. For 2002, we currently expect software license revenues to increase 19% to 22% over 2001 and be in the range of $85 million to $87 million absent a significant rebound in the economy.

         Maintenance Services. Maintenance services revenues for the three months ended March 31, 2002 increased 45% to $13.0 million from $8.9 million in the three months ended March 31, 2001. The increase includes the favorable impact of $3.1 million in maintenance services revenues from the E3 product line that was acquired in September 2001, and an increase in maintenance revenues resulting from a larger software license install base in all of our product lines. Maintenance services revenues represented 22% of total revenues in the three months ended March 31, 2002 compared to 18% in the three months ended March 31, 2001. We currently expect maintenance services revenues for 2002 to increase 38% to 43% over 2001 and be in the range of $56 million to $57 million.

Consulting Services

         Consulting services revenues, including the reclassification of reimbursed expenses, for the three months ended March 31, 2002 increased 10% to $26.6 million from $24.3 million in the three months ended March 31, 2001. The increase includes the favorable impact of $3.4 million in consulting services revenues, including the reclassification of reimbursed expenses, from the E3 product line that was acquired in September 2001, offset in part by a decrease in consulting revenues from implementation of our merchandising systems. Consulting services revenues, including the reclassification of reimbursed expenses, represented 45% of total revenues in the three months ended March 31, 2002 compared to 50% in the three months ended March 31, 2001. Consulting services revenues typically lag the performance of software revenues by as much as one year. We believe the average implementation times for our software products have declined due to increased training and expertise in our consulting organization, and as a direct result of the investments we have made over the past three years to increase the functionality, stability, scalability, integration and ease of implementation of the products in the JDA Portfolio. Furthermore, much of the growth in demand for our products is associated with our analytic and optimization products that require lower levels of services to implement. As a result of these changes in our business, we expect that our consulting services revenue for 2002 will be flat with 2001.

Business Segment Revenues

         Total revenues in our Retail Enterprise Systems business segment increased 21% to $42.5 million in the three months ended March 31, 2002 from $35.2 million in the three months ended March 31, 2001. This increase includes the favorable impact of revenues from the E3 product line that was acquired in September 2001. Excluding the favorable impact of the E3 product line, total revenues in this segment decreased 1% in the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Revenues from our host merchandising systems decreased 13% in the three months ended March 31, 2002 compared to the three months ended March 31, 2002 due primarily to a 28% decrease in revenues related to MMS. MMS software license revenues for the three months ended March 31, 2002 decreased 78% compared to the three months ended March 31, 2001. We believe the market for MMS has been more heavily affected by the slower economic conditions, particularly in our international regions. Revenues from our analytic and optimization applications increased 80% in the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Excluding the favorable impact of revenues from the E3 product line, revenues from analytic and optimization applications increased 20% in the three months ended March 31, 2002 compared to the three months ended March 31, 2001. We believe demand for analytic and optimization products such as E3, Arthur, Intactix and Intellect appear to be less affected by economic slowdowns as they can enable our customers to lower their inventory levels without reducing sales and provide a quicker return on investment than products in other categories. The Retail Enterprise Systems business segment represented 72% of our total revenues in the three months ended March 31, 2002 and 2001. We believe this business segment will grow

15% to 20% in 2002 and beyond as a result of growing demand from “Tier 1” retailers for our packaged merchandising systems that incorporate the enhancements to scalability and functionality that we have made during the past 12 to 18 months; slowing competition in the “Tier 2” retail market; and increased demand for analytic and optimization solutions due to improved functionality, quick implementation time frames, the ease of integration to our transaction processing systems and quicker return on investment.

         Total revenues in our In-Store Systems business segment decreased 12% to $6.7 million in the three months ended March 31, 2002 from $7.7 million in the three months ended March 31, 2001. Software license revenues in this business segment decreased 52% in the three months ended March 31, 2002 compared to the three months ended March 31, 2001, offset by increases in maintenance and consulting services revenues of 27% and 4%, respectively. Weak economic conditions continue to adversely impact sales of In-Store Systems, as we believe retailers are often reluctant during slow economic periods to make substantial investments due the slower expected return on investment. This is particularly true with the substantial hardware investment that usually accompanies the implementation of a new point-of-sale system. Maintenance services revenues increased in the three months ended March 31, 2002 compared to the three months ended March 31, 2001 as a result of our increased software license install base. Consulting services revenues increased in the three months ended March 31, 2002 compared to the three months ended March 31, 2001 due to the new software license sales we experienced during 2001. The In-Store Systems business segment represented 11% of total revenues in the three months ended March 31, 2002 compared to 16% in the three months ended March 31, 2001. Assuming there is no immediate economic recovery, we believe this business segment will have flat to single digit growth in 2002.

         Total revenues in our Collaborative Solutions business segment increased 70% to $9.9 million in the three months ended March 31, 2002 from $5.8 million in the three months ended March 31, 2001. This increase includes the favorable impact of revenues from the E3 product line that was acquired in September 2001. Excluding the favorable impact of the E3 product line, total revenues in this segment decreased 28% in the three months ended March 31, 2002 compared to the three months ended March 31, 2001. We believe the wholesale and manufacturing markets have also been negatively impacted by the economic slowdown. The Collaborative Solutions business segment represented 17% of total revenues in the three months ended March 31, 2002 compared to 12% in the three months ended March 31, 2001. We believe this business segment will grow 20% to 25% in 2002 with an accelerating rate in the future due to impact of owning the E3 product line for a full year, and as a result of new modules and functionality that are being developed for certain of our existing products that will enable suppliers to collaborate more effectively with their retail customers via the Internet.

Geographic Revenues

         Total revenues in the United States increased 30% to $36.6 million in the three months ended March 31, 2002 from $28 million in the three months ended March 31, 2001. The increase includes the favorable impact of revenues from the E3 product line that was acquired in September 2001. Excluding the favorable impact of the E3 product line, total revenues in this region decreased 1% in the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Software license, maintenance services and consulting services revenues related to ODBMS increased in this region in the three months ended March 31, 2002 compared to the three months ended March 31, 2001, offset in part by a decrease in software licenses, maintenance services and consulting services revenues for MMS, In-Store Systems, and Collaborative Solutions other than E3.

         Total revenues in Europe increased 39% to $13.8 million in the three months ended March 31, 2002 from $10 million in the three months ended March 31, 2001. The increase includes the favorable impact of revenues from the E3 product line that was acquired in September 2001. Excluding the favorable impact of the E3 product line, total revenues in this region decreased 2% in the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Retail Enterprise Systems software licenses, maintenance services and consulting services revenues decreased in this region in the three months ended March 31, 2002 compared to the three months ended March 31, 2001, offset in part by an increase in sales of Intactix software licenses in the Collaborative Solutions segment and an increase in consulting services revenue in the In-Store Systems segment.

         Total revenues in Asia/Pacific decreased 19% to $4.6 million in the three months ended March 31, 2002 from $5.7 million in the three months ended March 31, 2001. The decrease includes the favorable impact of revenues from the E3 product line that was acquired in September 2001. Excluding the favorable impact of revenues from the E3 product line, total revenues in this region decreased 23% in the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Retail Enterprise Systems software license revenues and consulting services revenues from ongoing implementations in Australia and Japan decreased in the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

         Total revenues in Canada increased 6% to $3.5 million in the three months ended March 31, 2002 from $3.3 million in the three months ended March 31, 2001. Retail Enterprise Systems and In-Store Systems software license revenues increased in the three months ended March 31, 2002 compared to the three months ended March 31, 2001, offset in part by decreases in consulting services revenues in both these business segments.

         Total revenues in Latin America decreased 45% to $1.1 million in the three months ended March 31, 2002 from $2.1 million in the three months ended March 31, 2001. Retail Enterprise Systems software license revenues and consulting services revenues decreased in the three months ended March 31, 2002 compared to the three months ended March 31, 2001, offset in part by an increase in maintenance services in this business segment.

Cost of Product Revenues

         Cost of Software Licenses. Cost of software licenses was $411,000, or 2% of software license revenues in the three months ended March 31, 2002 compared to $666,000, or 4% of software license revenues in the three months ended March 31, 2001. The decrease results from fewer software products, as a percentage of total software sales, sold in the three months ended March 31, 2002 that incorporate functionality from third party software providers and require the payment of royalties.

         Cost of Maintenance Services. Cost of maintenance services increased 47% to $3.4 million, or 26% of maintenance services revenues, in the three months ended March 31, 2002 from $2.3 million, or 26% of maintenance services revenues, in the three months ended March 31, 2001. The increase results primarily from the acquisition of E3 in September 2001 and the addition of headcount in the customer support function to support our growing installed client base.

Cost of Consulting Services

         Cost of consulting services, including the reclassification of reimbursed expenses, increased 6% to $19.9 million in the three months ended March 31, 2002 from $18.7 million in the three months ended March 31, 2001. Our consulting services headcount increased 3% between the comparative quarterly periods and as of March 31, 2002 there were 577 individuals involved in this function. The increase results primarily from the acquisition of E3 in September 2001. The higher salary costs and higher reimbursed expenses were offset in part a decrease in outside contractor costs and recruiting and relocation expenses.

Gross Profit

         Gross profit for the three months ended March 31, 2002 increased 31% to $35.5 million, or 60% of total revenues, from $27.1 million, or 56% of total revenues, in the three months ended March 31, 2001. This improvement results primarily from increases in software licenses and maintenance services of 26% and 45%, respectively in the three months ended March 31, 2002 compared to the three months ended March 31, 2001, which have higher margins than service revenues. In addition, consulting services margins, including the reclassification of reimbursed expenses in both service revenues and cost of service revenues, increased to 25% in the three months ended March 31, 2002 compared to 23% in the three months ended March 31, 2001. This increase results primarily from higher average billing rates in the three months ended March 31, 2002 compared to the three months ended March 31, 2001, offset in part by lower utilization rates. The lower utilization rates are a direct result of the shift in demand away from merchandising and point-of-sale systems and towards our analytic and optimization products, together with the improved integration and implementation of the products in the JDA Portfolio. We expect to reduce our consulting services headcount by 5% to 10% in second quarter 2002 in order to preserve our utilization rates, consulting margins and overall profitability with the lower consulting services revenue outlook for 2002. We currently expect consulting services margins to be in the range of 26% to 28% for 2002, and gross profit, as a percentage of total revenues, to be in the range of 61% to 63% for 2002.

Operating Expenses

         Operating expenses, excluding amortization of intangibles, purchased in-process research and development and restructuring, asset disposition, and other merger related charges, increased 25% to $27.3 million, or 46% of total revenues, in the three months ended March 31, 2002 from $21.8 million, or 45% of total revenues, in the three months ended March 31, 2001. We currently expect operating expenses, excluding amortization of intangibles, purchased in-process research and development, and restructuring, asset disposition and other merger related charges to be in the range of 46% to 48% of total revenues in 2002.

         Product Development. Product development expenses for the three months ended March 31, 2002 increased 32% to $10.4 million from $7.9 million in the three months ended March 31, 2001. Product development expense as a percentage of total revenues was 18% in the three months ended March 31, 2002 compared to 16% in the three months ended March 31, 2001. The increase in product development expense results primarily from the cost of full-time employees added in connection with the acquisitions of Zapotec in February 2001, NeoVista in June 2001 and E3 in September 2001, and the addition of full-time employees involved in the ongoing enhancement of the JDA Portfolio and the development of further CPFR applications. Our product development headcount increased 51% in first quarter 2002 compared to first quarter 2001 and as of March 31, 2002 there were 346 individuals involved in this function. We believe that with the current breadth of our product suite, we can continue to effectively develop and market new value-added products with our existing capacity, absent further product acquisitions. We also believe development of our software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized. We expect to spend $42 million to $43 million in product development in 2002.

         Sales and Marketing. Sales and marketing expenses for the three months ended March 31, 2002 increased 14% to $9.4 million from $8.3 million in the three months ended March 31, 2001. Sales and marketing expense as a percentage of total revenues was 16% in the three months ended March 31, 2002 compared to 17% in the three months ended March 31, 2001. The increase in sales and marketing expenses results primarily from a 38% increase in quota carrying sales representatives, due primarily to the acquisition of E3 in September 2001, and higher marketing costs. Our sales and marketing headcount increased 34% in first quarter 2002 compared to first quarter 2001 and as of March 31, 2002 there were 181 individuals involved in this function, including 105 quota carrying sales personnel compared to 76 at March 31, 2001. We expect to reduce our sales and marketing headcount by 9% to 10% in second quarter 2002 in order to provide improved leverage in the sales and marketing function given the shift in the mix of demand for our products away from merchandising and point-of-sale systems towards analytic and optimization solutions. Sales and marketing expense will be between 48% and 50% of software license revenues for 2002.

         General and Administrative. General and administrative expenses for the three months ended March 31, 2002 increased 31% to $7.5 million from $5.7 million in the three months ended March 31, 2001. General and administrative expense, as a percentage of total revenues, was 13% in the three months ended March 31, 2002 compared to 12% in the three months ended March 31, 2001. The increase in general and administrative expense results from the acquisition of E3 in September 2001, additional full-time employees and outside contractors involved in the development and maintenance of our internal information systems, and higher legal and bad debt costs. We increased our provision for bad debts to $1 million, or 2% of total revenues, in the three months ended March 31, 2002 from $500,000, or 1% of total revenues in the three months ended March 31, 2001, due to the increase in total revenues and receivable balances, as well as prevailing economic conditions. We currently expect the provision for bad debts to be 2% of total revenues in 2002.

         Amortization of Intangibles. Amortization of intangibles was $1.8 million in each of the three months ended March 31, 2002 and 2001. The non-amortization provisions of SFAS No. 142 reduced amortization expense by approximately $950,000 million in the three months ended March 31, 2002, however, this was offset by new amortization related to the acquisitions NeoVista in June 2001 and E3 in September 2001. We believe SFAS No. 142 will have the effect of reducing the amortization expense that would have been recorded under prior accounting rules by $3.8 million in year 2002, increasing net income by approximately $2.5 million. We currently expect amortization of intangibles to be $7.1 million in 2002 after giving effect to the non-amortization provisions of SFAS

No. 142.

         Purchased In-process Research and Development. We expensed $161,000 of purchased in-process research and development in the three months ended March 31, 2001 in connection with the acquisition of Zapotec in February 2001. We expect to expense $700,000 of purchased in-process research and development in second quarter 2002 in connection with the acquisition of J•Commerce.

         Restructuring, Asset Disposition and Other Merger Related Charges. We recorded restructuring, asset disposition and other merger related charges of $749,000 in the three months ended March 31, 2001. The restructuring initiatives involved a workforce reduction of 32 full-time employees certain implementation service groups, product development activities, sales and marketing, and administrative functions in the United States, Europe, Canada and Latin America. All workforce reductions associated with these charges were made on or before March 31, 2001. Included in the amount above are other merger related charges of $208,000 which consist of the write-off of certain merger and acquisition costs related to a potential acquisition that was abandoned. We expect to record a $1.3 million to $1.5 million restructuring charge in second quarter 2002 due to a reduction in force, primarily in the consulting services function.

Operating Income

         Operating income increased 154% to $6.5 million in the three months ended March 31, 2002 from $2.5 million in the three months ended March 31, 2001 due to increases in software licenses and maintenance services of 26% and 45%, respectively.

         Operating income in our Retail Enterprise Systems business segment increased 53% to $11 million in the three months ended March 31, 2002 from $7.2 million in the three months ended March 31, 2001. The increase results primarily from increases in software license sales, maintenance services and consulting services revenues related to the E3 product line that we acquired in September 2001, an increase in revenues from analytic and optimization applications other than E3, and improved consulting margins, offset in part by a decrease in sales of MMS and increases in research and development, and sales and marketing costs.

         Operating income in our In-Store Systems business segment was $1.8 million in each of the three months ended March 31, 2002 and 2001. Software license revenues in this segment decreased 52% in the three months ended March 31, 2002 compared to the three months ended March 31, 2001, offset in part by improved consulting margins and a decrease in sales and marketing costs.

         Operating income in our Collaborative Solutions business segment increased 50% to $2.9 million in the three months ended March 31, 2002 from $1.9 million in the three months ended March 31, 2001. The increase results primarily from increases in software license sales, maintenance and consulting services revenues related to the E3 product line that we acquired in September 2001, offset in part by a decrease in revenues from all other Collaborative Solutions products other than E3.

Provision for Income Taxes

         Our effective income tax rate reflects statutory federal, state and foreign tax rates, partially offset by reductions for research and development expense tax credits. We currently expect an effective tax rate of 35.5% for 2002. From time to time, we may be subjected to audit by federal, state and/or foreign taxing authorities. We have recently received notice from the IRS that they will conduct an audit of our 1998 and 1999 Federal Income Tax Returns during 2002.

Liquidity and Capital Resources

         We continue to finance our operations through cash generated from operations and public sales of equity securities. We had working capital of $115.6 million at March 31, 2002 compared with $93.1 million at December 31, 2001. Cash and marketable securities at March 31, 2002 were $76.4 million, an increase of $12.4 million from the $64 million reported at December 31, 2001. Working capital and our cash and marketable securities balance increased in the three months ended March 31, 2002 primarily as a result of the cash received from the issuance of common stock under our stock option and employee stock purchase plans, and cash provided by operating activities.

         Operating activities provided cash of $4.7 million and $8.7 million in the three months ended March 31, 2002 and 2001, respectively. Cash provided from operating activities in the three months ended March 31, 2002 results primarily from net income of $4.5 million, $3.8 million of depreciation and amortization, a $4.9 million tax benefit from the exercise of stock options and shares purchased under the employee stock purchase plan, and a $3 million increase in deferred revenues, offset in part by increases in accounts receivable, income tax receivable and prepaid expenses and other current assets due primarily to the annual renewal of insurance programs, and a decrease in accrued expenses and other liabilities due to the payment of year-end sales commissions. Cash provided from operating activities in the three months ended March 31, 2001 results primarily from net income of $2.2 million, $3.8 million of depreciation and amortization, and a $2.3 million decrease in accounts receivable, offset in part by increases in income tax receivable, prepaid expenses and other current assets, and a decrease in accounts payable. We had net receivables of $62.7 million, or 95 days sales outstanding (“DSOs”) at March 31, 2002 compared to $60.9 million, or 91 DSOs at December 31, 2001. The four-day increase in DSOs since year-end results from a $3 million increase in deferred maintenance revenue during first quarter 2002. The first quarter is a high maintenance renewal period and the billing of annual maintenance agreements increases our receivables before the revenue can be recognized. Collection of receivables continues to be an area of focus during these tentative economic times. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including seasonality, shifts in customer buying patterns, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.

         Investing activities utilized cash of $9.4 million in the three months ended March 31, 2002 and provided cash of $7.6 million in the three months ended March 31, 2001. Cash utilized by investing activities in the three months ended March 31, 2002 results primarily from the purchase of $5.5 million of marketable securities, the payment of $2.7 million in direct costs related to the acquisition of E3 Corporation, and $1.4 million in capital expenditures. Cash provided from investing activities during the three months ended March 31, 2001 results primarily from $9.7 million in sales and maturities of marketable securities, offset in part by a $1.3 million cash payment for the acquisition of Zapotec and $1.1 million in capital expenditures.

         Financing activities provided cash of $11.7 million and $1.6 million during the three months ended March 31, 2002 and 2001, respectively. The activity in both periods primarily includes proceeds from the issuance of common stock under our stock option and employee stock purchase plans.

         Changes in the currency exchange rates of our foreign operations had the effect of reducing cash by $102,000 and $1.1 million in the three months ended March 31, 2002 and 2001, respectively. We did not enter into any foreign exchange contracts or engage in similar hedging strategies during the three months ended March 31, 2002 or 2001.

         We believe there are opportunities to grow our business through the acquisition of complementary and synergistic companies, products and technologies. We look for acquisitions that can be readily integrated and accretive to earnings, although we may pursue smaller non-accretive acquisitions that will shorten our time to market with new technology. We believe the general size of cash acquisitions we would currently consider to be in the $5 million to $30 million range. Any material acquisition could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid. In addition, any material acquisitions of complementary or synergistic companies, products or technologies could require that we obtain additional equity financing. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to us and would not result in additional dilution to our stockholders.

         We believe that our cash and cash equivalents, investments in marketable securities, and funds generated from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months.

Euro Currency

         In January 1999, a new currency called the ECU or the “Euro” was introduced in participating European Economic and Monetary Union (“EMU”) countries. Through December 31, 2001 participating EMU countries conducted business in both their existing national currency and the Euro. Beginning January 1, 2002, all participating EMU countries began operating with the Euro as their single currency. As a result, companies operating in or conducting business in these EMU member countries needed to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro.

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

Although the retail industry appears to have maintained its level of investment in information technology over the past two years, we remain both cautious and concerned about weak economic conditions, consolidations within the retail industry, and the disappointing results of retailers in certain of our geographic regions. The retail industry will be negatively impacted if the current adverse economic conditions or fear of additional terrorists’ attacks persists for an extended period of time. Such weakened economic conditions have in the past, and may in the future, negatively impact our revenues, elongate our selling cycles, reduce the demand for our products and negatively impact our business, operating results and financial condition. In addition, our customers’ ability to pay for our products services could be impaired, and we may experience an increased number of bankruptcy filings in our customer base.

•	Our Gross Margins May Decline. Because the gross margins on product revenues (software licenses and maintenance services) are significantly greater than the gross margins on consulting services, our combined gross margin has fluctuated from quarter to quarter, and it may continue to fluctuate significantly based on revenue mix. In addition, our gross margins on consulting services revenues vary significantly with the rates at which we utilize our consulting personnel, and as a result, our overall gross margins will be adversely affected when there is not enough work to keep our consultants busy.

•	We May Misjudge When Software Sales Will Be Realized. Software license revenues in any quarter depend substantially upon contracts signed and the related shipment of software in that quarter. It is therefore difficult for us to predict revenues. Because of the timing of our sales, we typically recognize the substantial majority of our software license revenues in the last weeks or days of the quarter, and we may derive a significant portion of our quarterly software license revenues from a small number of relatively large sales. In addition, it is difficult to forecast the timing of large individual software license sales with a high degree of certainty due to the extended length of the sales cycle and the generally more complex contractual terms that may be associated with such licenses that could result in the deferral of some or all of the revenue to future periods. Accordingly, large individual sales have sometimes occurred in quarters subsequent to when we anticipated. We expect these aspects of our business to continue. If we receive any significant cancellation or deferral of customer orders, or we are unable to conclude license negotiations by the end of a fiscal quarter, our operating results may be lower than anticipated. In addition, any weakening or uncertainty in the economy may make it more difficult for us to predict quarterly results in the future, and could negatively impact our business, operating results and financial condition for an indefinite period of time.

•	We May Not Be Able to Reduce Expense Levels If Our Revenues Decline. Our expense levels are based on our expectations of future revenues. Since software license sales are typically accompanied by a significant amount

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

         We Are Dependent Upon the Retail Industry. Historically, we have derived 89% or more of our revenues from the license of software products and the performance of related services to retail customers. Although the acquisitions of Arthur, Intactix, Zapotec, NeoVista Decision Series and E3 have expanded our product offerings and provided us with collaborative applications that address new vertical market opportunities with the manufacturers and wholesalers who supply our traditional retail customers, our future growth is critically dependent on increased sales to retail customers. The success of our customers is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, we believe that the licensing of certain of our software products involves a large capital expenditure, which is often accompanied by large-scale hardware purchases or other capital commitments. As a result, demand for our products and services could decline in the event of instability or downturns such as that currently being experienced in the retail industry. Such downturns may cause customers to delay, cancel or reduce any planned expenditure for information management systems and software products.

         We also believe that the retail industry may be consolidating and that the industry is currently experiencing increased competition and weakening economic conditions in certain geographical regions that could negatively impact the industry and our customers’ ability to pay for our products and services. Such consolidation and weakening economic conditions have in the past, and may in the future, negatively impact our revenues, reduce the demand for our products and may negatively impact our business, operating results and financial condition. Weakening economic conditions and the September 11 attack adversely impacted sales of our IBM iSeries-based host merchandising system during 2001 and first quarter 2002. In addition, sales of our In-Store Systems have been adversely impacted as we believe mid-tier specialty retailers may be reluctant during the current economic slowdown to make the substantial infrastructure investment that generally accompanies the implementation of a new point-of-sale system.

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

         We Have Only Deployed Certain of Our Software Products On a Limited Basis, and Have Not Yet Deployed Some Software Products that are Important to our Future Growth. Certain of our software products, including MMS.com, Internet Portals, the UNIX/Oracle version of E3Trim, and certain modules of Affinity and Intellect, have been commercially released within the last two years. Other modules of our Affinity and Intellect products, as well as the UNIX/Oracle version of the E3Slim product and the point-of-sale product that we purchased from J•Commerce, are still in beta or under development. In addition, we have only recently announced our intentions to develop or acquire a series of business-to-business e-commerce solutions, including products in furtherance of our pursuit of the market for Collaborative Solutions. The markets for these products are new and evolving, and we believe that retailers and their suppliers may be cautious in adopting web-based and other new technologies. Consequently, we cannot predict the growth rate, if any, and size of the markets for our e-commerce products or that these markets will continue to develop. Potential and existing customers may find it difficult, or be unable, to successfully implement our e-commerce products, or may not purchase our products for a variety of reasons, including their inability or unwillingness to deploy sufficient internal personnel and computing resources for a successful implementation. In addition, we must overcome significant obstacles to successfully market our newer products, including limited experience of our sales and consulting personnel. If the markets for our newer products fail to develop, develop more slowly or differently than expected or become saturated with competitors, or if our products are not accepted in the marketplace or are technically flawed, our business, operating results and financial condition will decline.

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

         There Are Many Risks Associated with International Operations. Our international revenues represented 39% of total revenues in the three months ended March 31, 2002 as compared to 44% and 48% in 2001 and 2000, respectively. If our international operations grow, we must recruit and hire a number of new consulting, sales and marketing and support personnel in the countries we have or will establish offices. Our entry into new international markets typically requires the establishment of new marketing and distribution channels as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. The opening of our new offices typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. If we are less successful in a new market than we expect, we may not be able to realize an adequate return on our initial investment and our operating results could suffer. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, that we will be successful at hiring, training or retaining such personnel, or that we can expand our international operations in a timely manner.

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

         It May Be Difficult to Identify, Adopt and Develop Product Architecture That Is Compatible With Emerging Industry Standards. The markets for our software products are characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. If we fail in our product development efforts to accurately address evolving industry standards or important third-party interfaces or product architectures, sales of our products and services will suffer.

         Our software products can be licensed for use with a variety of popular industry standard platforms, and are authored in various development environments using different programming languages and underlying databases and architectures. There may be future or existing platforms that achieve popularity in the marketplace that may not be compatible with our software product design. Developing and maintaining consistent software product performance across various technology platforms could place a significant strain on our resources and software product release schedules, which could adversely affect our results of operations.

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

         Our Fixed-Price Service Contracts May Result In Losses. We offer a combination of software products, consulting and maintenance services to our customers. Typically, we enter into service agreements with our customers that provide for consulting services on a “time and expenses” basis. Certain clients have asked for, and we have from time to time entered into, fixed-price service contracts, which link services payments, and occasionally software payments, to implementation milestones. We believe fixed-price service contracts will increasingly be offered by our competitors to differentiate their product and service offerings and likely will be a necessary condition as we increase our presence with ‘Tier 1” customers. As a result, we likely will enter into more fixed-price contracts in the future. If we are unable to meet our contractual obligations under fixed-price contracts within our estimated cost structure, our operating results could suffer.

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

         We May Face Liability If Our Products Are Defective Or If We Make Errors Implementing Our Products. Our software products are highly complex and sophisticated. As a result, they may occasionally contain design defects or software errors that could be difficult to detect and correct. In addition, implementation of our products may involve customer-specific configuration by us or third parties, and may involve integration with systems developed by third parties. In particular, it is common for complex software programs, such as our UNIX/Oracle and e-commerce software products, to contain undetected errors when first released. They are discovered only after the product has been implemented and used over time with different computer systems and in a variety of applications and environments. Despite extensive testing, we have in the past discovered defects or errors in our products or custom configurations only after our software products have been used by many clients. In addition, our clients may occasionally experience difficulties integrating our products with other hardware or software in their environment that are unrelated to defects in our products. Such defects, errors or difficulties may cause future delays in product introductions and shipments, result in increased costs and diversion of development resources, require design modifications or impair customer satisfaction with our products.

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

         We May Have Difficulty Integrating Acquisitions. We continually evaluate potential acquisitions of complementary businesses, products and technologies, including those that are significant in size and scope. In pursuit of our strategy to acquire complementary products, we completed the acquisition of the assets of Zapotec Software, Inc. in February 2001 and the NeoVista Decision Series from Accrue Software, Inc. in June 2001, and the acquisition of all the common stock of E3 Corporation in September 2001. The E3 acquisition was our largest to date, and involves the integration of E3’s products and operations in 12 countries. In addition, we recently completed the acquisition of certain intellectual property from J•Commerce on April 12, 2002. Acquisitions involve a number of special risks, including the inability to obtain, or meet conditions imposed for governmental approvals for the acquisition, diversion of management’s attention to the assimilation of the operations and personnel of acquired businesses, the predictability of costs related to the acquisition and the integration of acquired businesses, products, technologies and employees into our business and product offerings. Achieving the anticipated benefits of any acquisition will depend, in part, upon whether integration of the acquired business, products, technology, or employees is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The difficulties of such integration may be increased by the necessity of coordinating geographically disparate organizations, the complexity of the technologies being integrated, and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. The inability of management to successfully integrate any acquisition that we may pursue, and any related diversion of management’s attention, could have a material adverse effect on our business, operating results and financial condition. Moreover, there can be no assurance that any products acquired will gain acceptance in our markets, that we will be able to penetrate new markets successfully or that we will obtain the anticipated or desired benefits of such acquisitions. Also, acquired products may contain defects of which we are unaware. Any acquisition that we pursue or consummate could result in the incurrence of debt and contingent liabilities, purchased research and development expense, other acquisition-related expenses and the loss of key employees, any of which could have a material adverse effect on our business, operating results and financial condition.

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

         Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 39% of our total revenues in the three months ended March 31, 2002, as compared with 44% in 2001. In addition, the identifiable net assets of our foreign operations totaled 23% of consolidated assets at March 31, 2002 as compared to 24% at December 31, 2001. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting unrealized foreign currency exchange losses of $301,000 in the three months ended March 31, 2002, as compared with $3.4 million in the three months ended March 31, 2001. To date, we have not engaged in foreign currency hedging transactions. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net assets as of March 31, 2002, to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the March 31, 2002 rates would result in a currency translation loss of $2.3 million before tax.

         Interest rates. We invest our cash in a variety of financial instruments, including bank time deposits, and variable and fixed rate obligations of the U.S. Government and its agencies, states, municipalities, commercial paper and corporate bonds. These investments are denominated in U.S. dollars. We classify all of our investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on our investments is reflected in our financial statements under the caption “Other income, net.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to a change in interest rates. We hold our investment securities for purposes other than trading. The fair value of securities held at March 31, 2002 was $17.6 million, which is approximately the same as amortized cost, with interest rates generally ranging between 2% and 3%.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         We are involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not believe that the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

         Not applicable

Item 3. Defaults Upon Senior Securities

         Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5. Other Information

         Not applicable

Item 6. Exhibits and Reports on Form 8-K:

(a)	Exhibits: See Exhibit Index

(b)	Reports on Form 8-K

Not applicable

JDA SOFTWARE GROUP, INC.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDA SOFTWARE GROUP, INC.

Dated: May 15, 2002	By:	/s/ Kristen L. Magnuson

Kristen L. Magnuson

Executive Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #	Description of Document

2.1**	—	Asset Purchase Agreement dated as of June 4, 1998, by and among JDA Software Group, Inc., JDA Software, Inc. and Comshare, Incorporated.

2.2##	—	Asset Purchase Agreement dated as of February 24, 2000, by and among JDA Software Group, Inc., Pricer AB, and Intactix International, Inc.

2.3###	—	Agreement and Plan of Reorganization dated as of September 7, 2001, by and among JDA Software Group, Inc., E3 Acquisition Corp., E3 Corporation and certain shareholders of E3 Corporation.

3.1***	—	Second Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated June 12, 1998.

3.2***	—	First Amended and Restated Bylaws.

4.1*	—	Specimen Common Stock certificate.

4.2*(1)	—	Stock Redemption Agreement among the Company, James D. Armstrong and Frederick M. Pakis dated March 30, 1995.

10.1*(1)	—	Form of Indemnification Agreement.

10.2*(1)	—	1995 Stock Option Plan, as amended, and form of agreement thereunder.

10.3‡‡(1)	—	1996 Stock Option Plan, as amended.

10.4*(1)	—	1996 Outside Directors Stock Option Plan and forms of agreement thereunder.

10.5***(1)	—	Employment Agreement between James D. Armstrong and JDA Software, Inc. dated January 1, 1998.

10.8#(1)	—	1998 Nonstatutory Stock Option Plan.

10.9#(1)	—	1998 Employee Stock Purchase Plan.

10.10†	—	1999 Employee Stock Purchase Plan.

10.11***	—	Lease Agreement between Opus West Corporation and JDA Software Group, Inc. dated April 30, 1998, together with First Amendment dated June 30, 1998.

10.12**	—	Software License Agreement dated as of June 4, 1998 by and between Comshare, Incorporated and JDA Software, Inc.

10.14‡‡‡‡(2)	—	Value-Added Reseller License Agreement for Uniface Software between Compuware Corporation and JDA Software Group, Inc. dated April 1, 2000, together with Product Schedule No. Two dated September 28, 2001.

10.15*(1)	—	JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 1995.

10.17***(1)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and Kristen L. Magnuson, amending certain stock options granted to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on September 11, 1997 and January 27, 1998.

10.18††(1)	—	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the From of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement).

10.19†††(1)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.20‡(1)(3)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

Exhibit #	Description of Document

10.21‡(1)(3)	—	Form of Nonstatutory Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.22‡(1)(4)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1995 Stock Option Plan

10.23‡(1)(5)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan

10.24‡(1)(6)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan

10.25‡‡‡	—	Secured Loan Agreement between JDA Software Group, Inc. and Silvon Software, Inc. dated May 8, 2001, together with Secured Promissory Note and Security Agreement.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

**	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1998, as filed on June 19, 1998.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.

†	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, as filed on August 19, 1999.

††	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998.

†††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed on November 13, 1998.

#	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, as filed on March 31, 1998.

##	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2000, as filed on March 1, 2000.

###	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2001, as filed on September 21, 2001.

‡	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.

‡‡	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed on April 2, 2001.

‡‡‡	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, as filed on August 14, 2001.

‡‡‡‡	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 29, 2002.

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(2)	Confidential treatment has been granted as to part of this exhibit.

(3)	Applies to James D. Armstrong.

(4)	Applies to Hamish N. Brewer and Gregory L. Morrison.

(5)	Applies to Hamish N. Brewer, Peter J. Charness, Scott D. Hines, Gregory L. Morrison and David J. Tidmarsh.

(6)	Applies to Senior Executive Officers with the exception of James D. Armstrong and Kristen L. Magnuson.