Form 10-Q
period 2002-06-30
JDA SOFTWARE GROUP INC
filed 2002-08-14
CIK 1006892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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

         The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 28,214,476 as of August 9, 2002.

JDA SOFTWARE GROUP, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

JDA SOFTWARE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2002	December 31, 2001

ASSETS	(Unaudited)
Current Assets:

Cash and cash equivalents	$59,354	$51,865

Marketable securities	25,662	12,140

Accounts receivable, net	64,012	60,943

Income tax receivable	8,189	3,798

Deferred tax asset	5,948	6,980

Prepaid expenses and other current assets	14,560	10,750

Total current assets	177,725	146,476

Property and Equipment, net	21,216	21,950

Goodwill	58,898	55,192

Other Intangibles, net	60,196	61,670

Promissory Note Receivable	3,178	3,354

Total assets	$321,213	$288,642

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$4,697	$2,857

Accrued expenses and other liabilities	25,045	32,963

Deferred revenue	26,637	17,562

Total current liabilities	56,379	53,382

Deferred Tax Liability	9,883	10,810

Stockholders’ Equity:

Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—

Common stock, $.01 par value; authorized, 50,000,000 shares; issued 28,448,573 and 27,035,935 shares, respectively	284	270

Additional paid-in capital	235,573	214,589

Retained earnings	25,645	18,423

Accumulated other comprehensive loss	(3,835)	(6,138)

	257,667	227,144

Less treasury stock, at cost, 239,702 and 239,000 shares, respectively	(2,716)	(2,694)

Total stockholders’ equity	254,951	224,450

Total liabilities and stockholders’ equity	$321,213	$288,642

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

REVENUES:

Software licenses	$18,286	$16,714	$37,819	$32,277

Maintenance services	14,008	9,135	27,024	18,084

Product revenues	32,294	25,849	64,843	50,361

Consulting services	23,172	23,201	47,743	46,166

Reimbursed expenses	2,118	1,410	4,148	2,717

Service revenues	25,290	24,611	51,891	48,883

Total revenues	57,584	50,460	116,734	99,244

COST OF REVENUES:

Cost of software licenses	713	739	1,124	1,405

Cost of maintenance services	3,450	2,514	6,848	4,821

Cost of product revenues	4,163	3,253	7,972	6,226

Cost of consulting services	14,769	16,834	32,599	34,258

Reimbursed expenses	2,118	1,410	4,148	2,717

Cost of service revenues	16,887	18,244	36,747	36,975

Total cost of revenues	21,050	21,497	44,719	43,201

GROSS PROFIT	36,534	28,963	72,015	56,043

OPERATING EXPENSES:

Product development	10,404	7,801	20,805	15,658

Sales and marketing	11,265	9,321	20,655	17,586

General and administrative	7,258	6,038	14,735	11,727

Amortization of intangibles	1,784	1,830	3,535	3,646

Purchased in-process research and development	800	—	800	161

Restructuring, asset disposition and other charges	1,295	—	1,295	749

Total operating expenses	32,806	24,990	61,825	49,527

OPERATING INCOME	3,728	3,973	10,190	6,516

Other income, net	421	824	1,002	1,686

INCOME BEFORE INCOME TAXES	4,149	4,797	11,192	8,202

Income tax provision	1,472	1,775	3,970	3,026

NET INCOME	$2,677	$3,022	$7,222	$5,176

BASIC EARNINGS PER SHARE	$.10	$.12	$.26	$.21

DILUTED EARNINGS PER SHARE	$.09	$.12	$.25	$.21

SHARES USED TO COMPUTE:

Basic earnings per share	28,071	24,688	27,729	24,614

Diluted earnings per share	29,437	25,100	29,180	24,884

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

NET INCOME	$2,677	$3,022	$7,222	$5,176

OTHER COMPREHENSIVE INCOME (LOSS):

Unrealized holding gain (loss) on marketable securities available for sale, net	(7)	(8)	(18)	22

Foreign currency translation income (loss)	2,624	2,123	2,321	(1,273)

COMPREHENSIVE INCOME	$5,294	$5,137	$9,525	$3,925

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months
	Ended June 30,

	2002	2001

OPERATING ACTIVITIES:

Net income	$7,222	$5,176

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	7,677	7,561

Provision for doubtful accounts	2,400	1,650

Tax benefit – stock options and employee stock purchase plan	6,759	233

Net loss on disposal of property and equipment	35	23

Write-off of purchased in-process research and development	800	161

Deferred income taxes	105	395

Changes in assets and liabilities:

Accounts receivable	(5,259)	294

Income tax receivable	(4,223)	149

Prepaid expenses and other current assets	(4,203)	(515)

Accounts payable	1,910	(977)

Accrued expenses and other liabilities	(5,215)	903

Deferred revenue	9,422	1,550

Net cash provided by operating activities	17,430	16,603

INVESTING ACTIVITIES:

Purchase of marketable securities	(23,260)	—

Sales of marketable securities	7,640	2,500

Maturities of marketable securities	2,080	8,267

Payment of direct costs related to the acquisition of E3 Corporation	(4,180)	—

Purchase of J•Commerce, Inc.	(4,170)	—

Purchase of Zapotec Software, Inc.	—	(1,250)

Purchase of Neo Vista Decision Series	—	(4,938)

Issuance of promissory note receivable	—	(3,500)

Payments received on promissory note receivable	176	—

Purchase of property and equipment	(3,652)	(3,164)

Proceeds from disposal of property and equipment	172	440

Net cash (used in) provided by investing activities	(25,194)	(1,645)

FINANCING ACTIVITIES:

Issuance of common stock — stock option plan	12,200	1,328

Issuance of common stock — employee stock purchase plan	2,039	1,725

Purchase of treasury stock	(22)	(511)

Payments on capital lease obligations	(153)	(65)

Net cash provided by financing activities	14,064	2,477

Effect of exchange rates on cash	1,189	(752)

Net increase in cash and cash equivalents	7,489	16,683

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	51,865	60,794

CASH AND CASH EQUIVALENTS, END OF PERIOD	$59,354	$77,477

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months
	Ended June 30,

	2002	2001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:

Interest	$25	$28

Income taxes	$1,831	$1,690

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

Acquisition of J•Commerce, Inc.:

Software technology	$(2,060)

In-process research and development	(800)

Goodwill	(1,325)

Total acquisition cost of J•Commerce, Inc.	(4,185)

Accruals for direct costs related to the transaction	15

Total cash expended to acquire J•Commerce, Inc.	$(4,170)

Acquisition of Zapotec Software, Inc.:

Fair value of current assets acquired		$(14)

Software technology and other intangibles		(1,293)

In-process research and development		(161)

Fair value of current liabilities assumed		218

Cash used to purchase Zapotec Software, Inc.		$(1,250)

Acquisition of Neo Vista Decision Series:

Fair value of fixed assets acquired		$(5)

Software technology and other intangibles		(2,956)

Goodwill		(2,727)

Fair value of current liabilities assumed		750

Cash used to purchase Neo Vista Decision Series		$(4,938)

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)

1. Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of JDA Software Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

         Certain reclassifications have been made to the June 30, 2001 financial statements in order to conform to the June 30, 2002 presentation.

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

         The following table reconciles net income and earnings per share as reported for the three and six month periods ended June 30, 2002 and 2001 to net income and earnings per share as adjusted to exclude amortization expense, net of taxes, related to goodwill and other intangible assets that are no longer being amortized:

	Three Months Ended		Six Months
	June 30,		Ended June 30,

	2002	2001	2002	2001

Reconciliation of reported net income:

Reported net income	$2,677	$3,022	$7,222	$5,176

Pro forma amortization adjustments:

Goodwill	—	454	—	909

Assembled workforce	—	140	—	299

Trademarks	—	8	—	15

Adjusted net income	$2,677	$3,624	$7,222	$6,399

Basic earnings per share:

Reported net income	$.10	$.12	$.26	$.21

Pro forma amortization adjustments:

Goodwill	—	.02	—	.04

Assembled workforce	—	.01	—	.01

Trademarks	—	—	—	—

Adjusted net income	$.10	$.15	$.26	$.26

Diluted earnings per share:

Reported net income	$.09	$.12	$.25	$.21

Pro forma amortization adjustments:

Goodwill	—	.02	—	.04

Assembled workforce	—	.01	—	.01

Trademarks	—	—	—	—

Adjusted net income	$.09	$.15	$.25	$.26

Shares used to compute:

Basic earnings per share	28,071	24,688	27,729	24,614

Diluted earnings per share	29,437	25,100	29,180	24,884

         During the three months ended June 30, 2002 we recorded $1.3 million in goodwill in connection the Company’s acquisition of certain intellectual property of J•Commerce Inc. (see Note 3). We also recorded an additional $2.4 million in goodwill during the three months ended June 30, 2002 as a result of certain adjustments made to the fair values of assets and liabilities assumed in the acquisition of E3 Corporation (“E3”) in September 2001. The purchase price allocation for the E3 acquisition, which is subject to revision as more facts become known, is expected to be finalized in third quarter 2002. No goodwill was impaired or written-off during the three months ended June 30, 2002. As of June 30, 2002, goodwill, which includes the unamortized balance of assembled workforce that was reclassified to goodwill effective January 1, 2002, has been allocated to our reporting units as follows: $41.5 million to Retail Enterprise Systems, $1.3 million to In-Store Systems, and $16.1 million to Collaborative Solutions.

         SFAS No. 142 requires that we test goodwill for impairment as of January 1, 2002 and any resulting impairment charge be reflected as a cumulative effect of a change in accounting principle. We completed the initial screening for goodwill impairment during the three-month period ended March 31, 2002 and found no impairment of the goodwill allocated to the individual reporting units. Accordingly, absent future indicators of impairment, the second testing phase described in SFAS No. 142 is not necessary during the remainder of 2002.

         We reassessed the useful lives of intangible assets other than goodwill during the three-month period ended March 31, 2002. Except for trademarks, no adjustments have been made to the useful lives of our intangible assets. Beginning January 1, 2002, we have assigned indefinite useful lives to our trademarks, and ceased amortization, as we expect the trademarks to generate cash flows indefinitely. We completed an initial impairment test on trademarks during the three-month period ended March 31, 2002 and found no indication of impairment.

         Intangible assets other than goodwill consist of the following:

	June 30, 2002		December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:

Customer Lists	$36,348	$(4,474)	$36,348	$(3,048)

Software technology	32,556	(7,934)	30,496	(5,826)

Unamortized intangible assets:

Trademarks	3,700	—	3,784	(84)

	$72,604	$(12,408)	$70,628	$(8,958)

         Amortization expense for the six-month period ended June 30, 2002 was $3.5 million. We expect amortization expense for the remainder of 2002 and for the next four years to be as follows:

2002 (6 months)	3,558

2003	7,122

2004	7,122

2005	6,872

2006	6,694

         We have adopted the guidance of Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-14 (“EITF No. 01-14”), Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. EITF No. 01-14 requires the reclassification of reimbursed expenses in both service revenues and cost of service revenues in our consolidated statements of income beginning January 1, 2002. We previously classified reimbursed expenses as a reduction in the cost of consulting services. The adoption of EITF No. 01-14 does not impact our total gross profit or operating income, but it does increase total revenues, and as a result, slightly reduces our gross profit and operating margin percentages. Reimbursed expenses were $2.1 million and $4.1 million in the three and six-month periods ended June 30, 2002, respectively. In addition, we have reclassified $1.4 million and $2.7 million in reimbursed expenses to service revenues and cost of service revenues in the consolidated statements of income for the three and six-month periods ended June 30, 2001, respectively.

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

         In January 2002 the Securities and Exchange Commission adopted new rules for the disclosure of equity compensation plans. The purpose of the new rules is to summarize the potential dilution that could occur from past and future equity grants under all equity compensation plans. The new rules require tabular disclosure of the number of shares issuable under outstanding grants, the weighted average exercise price of outstanding grants, and the number of shares available for future grants aggregated into two categories – plans that have been approved by stockholders and plans that have not. A narrative summary of the material features of equity compensation plans that have not been approved by stockholders must be provided. The new disclosure rules are effective for annual reports filed on Form 10-K for fiscal years ending on or after March 15, 2002 and proxy and information statements for meetings of, or action by, stockholders occurring on or after June 15, 2002.

3. Acquisition of J•Commerce Inc.

         On April 12, 2002 we acquired certain intellectual property of J•Commerce Inc. (“J•Commerce”), a privately held Canadian corporation, for $4 million in cash. J•Commerce develops and markets point-of-sale software solutions that are based on Java™ technology. We intend to combine the J•Commerce point-of-sale software technology, which requires further development and is not ready for commercial release, with our Internet-based Store Portals application to provide a complementary product strategy with Win/DSS for “Tier 1” retail customers that have annual sales in excess of $5 billion and/or a large number of stores and/or registers per store. The acquisition was accounted for as a purchase and accordingly, the operating results of J•Commerce have been included in our consolidated financial statements from the date of acquisition. Pro forma operating results have not been presented as the effect of the acquisition is not material to our consolidated financial statements.

         The total acquisition cost of $4.2 million, which includes the purchase price of $4 million plus $170,000 in direct costs related to the transaction that have been incurred through June 30, 2002, and $15,000 in accruals that have been provided for additional anticipated direct costs, was allocated to the acquired assets and liabilities based on their estimated fair values and in accordance with SFAS No. 141 and SFAS No. 142. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Software technology	$2,060

In-process research and development	800

Goodwill	1,325

Total acquisition cost of J•Commerce	4,185

Accruals for direct costs related to the acquisition	(15)

Total cash expended to acquire J•Commerce	$4,170

         The allocated value for in-process research and development of $800,000 was expensed at the date of acquisition.

4. Earnings per Share

         Earnings per share for the three and six-month periods ended June 30, 2002 and 2001 is calculated as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Net income	$2,677	$3,022	$7,222	$5,176

Shares – Basic earnings per share	28,071	24,688	27,729	24,614

Dilutive common stock equivalents	1,366	412	1,451	270

	29,437	25,100	29,180	24,884

Basic earnings per share	$.10	$.12	$.26	$.21

Diluted earnings per share	$.09	$.12	$.25	$.21

5. Restructuring, Asset Disposition and Other Merger Related Charges

         During the three months ended June 30, 2002, we recorded a $1.3 million restructuring charge related to a workforce reduction of 53 full-time employees (“FTE”). The workforce reduction included certain employees involved in implementation and maintenance services (32 FTE), product development activities (2 FTE), sales and marketing (16 FTE), and administrative functions (3 FTE). All workforce reductions associated with these charges were made on or before June 30, 2002.

	Initial	Cash	Loss on disposal	Non-cash	Adjustments to	Balance at
Description of the charge	Reserve	Charges	of assets	Charges	Expense	June 30, 2002

Severance, benefits and related legal costs	$1,295	$(819)	$—	$—	$—	$476

         During 2001, we recorded restructuring, asset disposition and other merger related charges of $749,000 in first quarter 2001 and an additional $236,000 in fourth quarter 2001. The restructuring initiatives involved a workforce reduction of 41 FTE that included certain employees involved in implementation and maintenance services (17 FTE), product development activities (7 FTE), sales and marketing (10 FTE), and administrative functions (7 FTE), related in part to the acquisition of E3. All workforce reductions associated with these charges were made on or before March 31, 2001 or December 31, 2001, as appropriate. Office closure costs pertain to certain European offices that became redundant after the E3 acquisition in September 2001. Other charges consist of the write-off of certain merger and acquisition costs related to a potential acquisition that was abandoned in March 2001.

	Initial	Cash	Loss on disposal	Non-cash	Adjustments to	Balance at
Description of the charge	Reserve	Charges	of assets	Charges	Expense	June 30, 2002

Severance, benefits and related legal costs	$727	$(727)	$—	$—	$—	$—

Office closure costs	50	(36)	—	(4)	—	10

Other Charges	208	(208)	—	—	—	—

Total	$985	$(971)	$—	$(4)	$—	$10

6. Business Segments and Geographic Data

         We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, e-commerce, inventory optimization and collaborative planning and forecasting requirements of the retail industry and its suppliers. Our solutions enable our customers to collect, manage, organize and analyze information throughout their retail enterprise, and to interact with suppliers and customers over the Internet at multiple levels within their organizations. We conduct business in five geographic regions that have separate management teams and reporting structures: the United States, Europe (includes the Middle East and Africa), Asia/Pacific, Canada and Latin America. Similar products and services are offered in each geographic region and local management is evaluated primarily based on total revenues and operating income. Identifiable assets are also managed by geographical region. The geographic distribution of our revenues and identifiable assets is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Revenues:

United States	$30,331	$28,460	$66,914	$56,503

Europe	17,218	10,913	31,024	20,879

Asia/Pacific	5,990	5,458	10,636	11,176

Canada	2,746	2,440	6,292	5,771

Latin America	1,926	3,534	3,064	5,600

Total international	27,880	22,345	51,016	43,426

Sales and transfers among regions	(627)	(345)	(1,196)	(685)

Total revenues	$57,584	$50,460	$116,734	$99,244

	June 30,	December 31,
	2002	2001

Identifiable assets:

United States	$246,971	$217,980

Europe	54,167	48,336

Asia/Pacific	9,519	9,961

Canada	6,086	6,093

Latin America	4,470	6,272

Total international	74,242	70,662

Total identifiable assets	$321,213	$288,642

         We have organized our business segments around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry:

•	Retail Enterprise Systems include corporate level merchandise management, planning and forecasting systems that enable retailers to optimize their inventory control, product mix, pricing and promotional strategies, automate demand forecasting and replenishment, and enhance the productivity and accuracy of warehouse processes. In addition, Retail Enterprise Systems include a comprehensive set of tools for analyzing business results and trends, tracking customer shopping patterns, space management, trade allowance and promotional program management, monitoring strategic plans and tactical decisions.

•	In-Store Systems include point-of-sale, e-commerce and back office applications that enable retailers to capture, analyze and transmit certain sales, store inventory and other operational information to corporate level merchandise management systems using hand-held, radio frequency devices, point-of-sale workstations or via the Internet. In-Store Systems also include Store Portals that provide retailers with the ability to access enterprise information on their merchandise management systems, via the Internet, and execute associated processes to support their store operations.

•	Collaborative Solutions include applications that enable business-to-business collaborative planning, forecasting and replenishment between retailers and their suppliers. Collaborative Solutions, which currently include some of our Retail Enterprise Systems applications, when used by suppliers, as well as collaboration specific applications, optimize the sharing of plans and information between trading partners and supply chain decisions in such areas as inventory replenishment, marketing/promotions, sales planning/execution and category management.

         A summary of the revenues, operating income (loss), and depreciation attributable to each of these business segments for the three and six-month periods ended June 30, 2002 and 2001 is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Revenues:

Retail Enterprise Systems	$39,229	$39,989	$80,844	$75,229

In-Store Systems	7,490	5,854	14,236	13,560

Collaborative Solutions	10,865	4,617	21,654	10,455

	$57,584	$50,460	$116,734	$99,244

Operating income (loss):

Retail Enterprise Systems	$9,865	$9,140	$20,259	$16,368

In-Store Systems	2,471	731	4,247	2,529

Collaborative Solutions	2,529	1,970	6,049	3,902

Other (see below)	(11,137)	(7,868)	(20,365)	(16,283)

	$3,728	$3,973	$10,190	$6,516

Depreciation:

Retail Enterprise systems	$1,452	$1,518	$2,968	$3,068

In-Store systems	300	369	567	730

Collaborative Solutions	341	45	607	117

	$2,093	$1,932	$4,142	$3,915

Other:

Amortization of intangible assets	$1,784	$1,830	$3,535	$3,646

In-process research and development charge	800	—	800	161

Restructuring, asset disposition and other charges	1,295	—	1,295	749

General and administrative expenses	7,258	6,038	14,735	11,727

	$11,137	$7,868	$20,365	$16,283

         Operating income in the Retail Enterprise Systems, In-Store Systems and Collaborative Solutions business segments includes direct expenses for software licenses, maintenance services, consulting services, sales and marketing expenses, product development expenses, as well as allocations for occupancy costs and depreciation expense. The “Other” caption includes general and administrative expenses and other charges that are not directly identified with a particular business segment and which management does not consider in evaluating the operating income of the business segment.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

         This Quarterly Report on Form 10-Q contains forward-looking statements reflecting management’s current forecast of certain aspects of our future. It is based on current information that we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward-looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, numbers of personnel, strategic relationships with third parties, acquisitions and strategy. The forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “intend,” “believe,” “should,” “would,” “could,” “anticipate” or other words that convey uncertainty of future events or outcomes. In particular, we provide our outlook for software license revenues for third quarter 2002, our belief that consulting services revenue will decline sequentially each quarter until the demand for host merchandising systems and the related implementation services returns, our belief that consulting services margins will decline in the second half of 2002, our estimated effective tax rate for 2002, the estimated effect the application of the non-amortization provisions of SFAS No. 142 will have on amortization expense, and our intentions to combine the J•Commerce point-of-sale software technology with our Internet-based Store Portal applications to provide a complementary product strategy with Win/DSS. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Quarterly Report on Form 10-Q, which you should read carefully. We would particularly refer you to the section under the heading “Certain Risks” for an extended discussion of the risks confronting our business. The forward-looking statements in this Quarterly Report on Form 10-Q should be considered in the context of these risk factors.

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

Significant Trends and Developments in Our Business

         Economic Conditions in the Retail Industry. We believe that negative economic conditions and the disruption caused by the September 11 attack have affected the demand for our products. We continue to be concerned about weak and uncertain economic conditions, consolidations and the disappointing results of retailers in certain of our geographic regions. The retail industry will be adversely impacted if negative economic conditions or fear of additional terrorists’ attacks persist for an extended period of time. Weak and uncertain economic conditions have in the past, and may in the future, negatively impact our revenues, elongate our selling cycles, and delay, suspend or reduce the demand for our products. As a result, it is difficult in the current economic environment to predict exactly when specific software licenses will close within a six to nine month time frame. For example, in second quarter 2002 we experienced delays in the execution of several significant contracts which caused our reported revenues for the three months ended June 30, 2002 to be below our previously published guidance. Certain of these contracts subsequently closed in the first two weeks of third quarter 2002. In addition, weak and uncertain economic conditions could impair our customers’ ability to pay for our products or services and we may experience an increased number of bankruptcy filings in our customer base. Any of these factors could adversely impact our business, quarterly or annual operating results and financial condition.

         Impact of the E3 Corporation Acquisition. In September 2001 we completed the acquisition of E3 Corporation (“E3”) for a total cost of $60.6 million, which includes $20 million in cash and the exchange of 1,600,080 shares of our unregistered common stock for all of the outstanding stock of E3 held by the former shareholders of E3, as well as $16.4 million in fees and direct costs associated with the acquisition. The E3 product suite consists of inventory optimization systems, including E3Trim, a warehouse and distribution center forecasting and replenishment solution, and E3Slim, a store level forecasting and replenishment solution; advanced analytic solutions such as Consumer Outlook!, a data mining application for consumer behavior patterns, and Pin Point!, an application that refines seasonal profile assignments; and certain collaborative planning, forecasting and replenishment (“CPFR”) solutions, which today include 94 live trading partners and enable manufacturers, distributors and retailers to work from a single, shared demand forecast. By acquiring E3, we believe we immediately gained market share in the inventory replenishment space. Importantly, approximately 80% of E3’s client base is non-retail and we have accelerated our CPFR initiatives by gaining an immediate presence in the wholesale and distribution industries that we have targeted for growth. Total revenues in our Collaborative Solutions business segment have increased 107% in the six months ended June 30, 2002 compared to the six months ended June 30, 2001, primarily because of the new products that E3 had developed for this evolving market.

         The E3 operation, which has been fully integrated into our organization and infrastructure, represented 21% of our total revenues for the six months ended June 30, 2002 and contributed $11 million, $17.6 million, and $24.4 million to our software license revenues, product revenues, and total revenues, respectively. Excluding E3, software license revenues, product revenues, consulting services revenue, and total revenues decreased 17%, 6%, 8% and 7%, respectively in the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

         Shift in The Mix of Demand For The Various Types of Products We Sell. The retail industry appears to have maintained a level of investment in information technology close to historical levels during the current difficult economic cycle; however, subsequent to the September 11 attack, we believe that there has been a fundamental shift in the mix of demand for the various types of products we sell. In the nine months following the attack on September 11, 2001, demand for ODBMS, our UNIX Oracle-based host merchandising system, and for MMS, our IBM iSeries-based host merchandise system, declined 41% compared to the same nine-month period one year earlier. These products typically have longer implementation time frames and our services group often performs the implementation services. Thus, the decline in software sales for these products is also having a negative impact on our consulting services revenue, which has declined sequentially in each of the last three quarters. Customers now appear to be more interested in buying analytic and optimization solutions. These applications appear to be less affected by economic slowdowns as they enable our customers to lower their inventory levels without reducing sales, and provide a quicker return on investment. Software license revenues for our analytic and optimization products increased 84% in the nine months ended June 30, 2002 post September 11 compared to the nine months ended June 30, 2001, primarily as a result of the favorable impact of $19.6 million in software license revenues from the E3 product line that was acquired in September 2001. Excluding the E3 software licenses, sales of our analytic and optimization products increased 3% in the nine months ended June 30, 2002 post September 11 compared to the nine months ended June 30, 2001. Software license sales in our In-Store Systems business segment increased 40% in the nine months ending June 30, 2002 compared to the nine months ended June 30, 2001. We believe that this increase is being driven by demand for our Internet-based Store Portal applications. Store Portals are web-based interfaces that provide retailers with real-time access to enterprise information on their merchandise management systems, via the Internet and can also have a fast return on investment. We have also seen a growing interest in our Collaborative Solutions product set in the nine months following the E3 acquisition, including the E3Marketplace.com CPFR application which is now being used by 94 live trading partners.

         New Products and Expanded Markets. We invested $25 million in the six months ended June 30, 2002 and approximately $243 million from 1998 to 2001 in new product development and the acquisition of complementary products while remaining profitable and cash flow positive from operations. We released enhanced versions of our core software products during the past two years and introduced new value-added client server applications such as Store Portals, Affinity and AdPlan. In addition, the acquisitions of Arthur, Intactix, Zapotec, NeoVista Decision Series and E3 have expanded our product offerings and provided us with collaborative applications that address new vertical market opportunities with the manufacturers and wholesalers who supply our traditional retail customers. The Collaborative Solutions business segment, which includes sales of software license and services to customers outside our historical retail market, provided 19% of our total revenues in the six months ended June 30, 2002 compared to 11% in the six months ended June 30, 2001. Although we continue to focus on the “Tier 2” retail market we have recently experienced increased sales activity with “Tier 1” retail customers with annual sales in excess of $5 billion that we expect to continue to contribute to revenue in future periods. We believe our strategy of expanding our product portfolio and increasing the scalability of our products has been the key element in attracting “Tier 1” retail customers and we believe that it has resulted in a steady pattern of new customers licensing multiple products as well as enhanced back-selling opportunities in our install base.

         On April 12, 2002 we acquired certain intellectual property of J•Commerce Inc. (“J•Commerce”), a privately held Canadian corporation, for $4 million in cash. J•Commerce develops and markets point-of-sale software solutions that are based on Java™ technology. We intend to combine the J•Commerce point-of-sale software technology, which requires further development and is not ready for commercial release, with our Internet-based Store Portals application to provide a complementary product strategy with Win/DSS for “Tier 1” retail customers that have annual sales in excess of $5 billion and/or a large number of stores and/or registers per store. The acquisition, which is not material to our financial statements, was accounted for as a purchase and accordingly, the operating results of J•Commerce have been included in our consolidated financial statements from the date of acquisition. In connection with the J•Commerce acquisition, we expensed $800,000 of purchased in-process research and development in second quarter 2002 and recorded approximately $1.3 million of goodwill, and $2.1 million of developed software technology.

         We Have Lowered Our Consulting Services Revenue Outlook for the Remainder of 2002. Consulting services revenue, including the reclassification of reimbursed expenses, increased $3 million, or 6% in the six months ended June 30, 2002 compared to the six months ended June 30, 2001, primarily as a result of $6.8 million in consulting services revenue from the E3 product line, that was substantially offset by a decrease in consulting services revenue from implementation of host merchandising systems. Consulting services revenue typically lags the recognition of software revenues by as much as one year. We believe the average implementation times for our software products have declined due to increased training and expertise in our consulting organization, and as a direct result of the investments we have made over the past three years to increase the functionality, stability, scalability, integration and ease of implementation of the products in the JDA Portfolio. Furthermore, much of the growth in demand for our products is associated with our analytic and optimization products that require lower levels of services to implement. As a result of these changes in our business and product revenue mix, our consulting services revenue has declined sequentially in each of the last three quarters and we expect that our consulting services revenue will continue to decline sequentially each quarter until the demand for host merchandising systems and the related implementation services returns.

         Consulting services margins, including the reclassification of reimbursed expenses in both service revenues and cost of service revenues, increased to 29% in the six months ended June 30, 2002 compared to 24% in the six months ended June 30, 2001. This increase results primarily from higher average billing rates and lower incentive compensation payments in the six months ended June 30, 2002 compared to the three months ended June 30, 2001, offset in part by lower utilization rates. The lower utilization rates are a direct result of the shift in demand away from host merchandising systems towards our analytic and optimization products, together with improved integration and shorter implementation timeframes of the products in the JDA Portfolio. During second quarter 2002 we reduced our consulting services headcount by approximately 10% in order to preserve our utilization rates, consulting margins and overall profitability with the lower consulting services revenue outlook for 2002. However, with the demand for host merchandising systems still lagging, we expect consulting services margins to decline in the second half of 2002.

         Reclassification of Reimbursed Out-of-Pocket Expenses. We have adopted the guidance of Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-14 (“EITF No. 01-14”), Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. EITF No. 01-14 requires the reclassification of reimbursed expenses in both service revenues and cost of service revenues in our consolidated statements of income beginning January 1, 2002. We previously classified reimbursed expenses as a reduction in the cost of consulting services. The adoption of EITF No. 01-14 does not impact our total gross profit or operating income, but it did increase total revenues and as a result slightly reduced our gross profit and operating margin percentages. Reimbursed expenses were $4.1 million in the six months ended June 30, 2002. In addition, we have reclassified $2.7 million in reimbursed expenses to service revenues and cost of service revenues in our consolidated statements of income for the six months ended June 30, 2001.

         Balanced Mix Between Domestic and International Business. We have a well-established global presence that has historically resulted in a nearly 50:50 mix between our domestic and international revenues. Domestic and international revenues represented 57% and 43%, respectively of total revenues during the six months ended June 30, 2002. We continue to believe our investment in international markets provides expanded growth opportunities as well as some protection against economic slowdowns that may occur from time to time in specific geographic regions. In addition, we believe our ability to serve customers on a global-basis enables us to pursue opportunities with “Tier 1” customers that are becoming increasingly more global in their operations.

         Improved Gross Profit and Strong Financial Position. Our gross profit was $72 million, or 62% of total revenues for the six months ended June 30, 2002 compared to $56 million, or 56% for the six months ended June 30, 2001. This improvement results primarily from increases in software licenses and maintenance services of 17% and 49%, respectively in the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Software licenses and maintenance services have higher margins than service revenues. In addition, consulting services margins, which include the impact of the reclassification of reimbursed expenses in both service revenues and cost of service revenues, improved to 29% in the six months ended June 30, 2002 compared to 24% in the six months ended June 30, 2001. This increase results primarily from higher average billing rates and lower incentive compensation costs in the six months ended June 30, 2002 compared to the six months ended June 30, 2001, offset in part by lower utilization rates. The lower utilization rates are a direct result of the shift in demand away from host merchandising systems towards our analytic and optimization products, together with improved integration and implementation of the products in the JDA Portfolio. We generated $17.4 million in positive cash flow from operations during the six months ended June 30, 2002 and we continue to maintain a strong financial position with $85 million in cash, cash equivalents and marketable securities, and no debt.

         We Recorded a Restructuring Charge in Second Quarter 2002. We recorded a $1.3 million restructuring charge in the three months ended June 30, 2002. The restructuring initiatives involved a workforce reduction of 53 full-time employees, primarily in the consulting services function in the United States, Europe, Canada and Latin America. All workforce reductions associated with this charge were made on or before June 30, 2002.

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

Software license revenue is generally recognized when a license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. If a software license contains an undelivered element, the fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. In addition, if a software license contains customer acceptance criteria or a cancellation right, the software revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. Payments for our software licenses are typically due in installments within twelve months from the date of delivery. Where software license agreements call for payment terms of twelve months or more from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied.

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

•	Accounts Receivable. We typically extend credit to our customers. Software licenses are generally due in installments within twelve months from the date of delivery. Billings for customer support and consulting services are due on net 30-day terms. From time to time software and consulting services are provided under fixed price contracts where the revenue and the payment of related receivable balances are due upon the achievement of certain milestones or customer acceptance. Management estimates the probability of collection of the receivable balances and provides an allowance for doubtful accounts based upon an evaluation of our customers’ ability to pay and general economic conditions.

•	Intangible Assets. Our business combinations typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

•	Stock-Based Compensation. We do not record compensation expense for options granted to our employees. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma disclosure on an annual basis of net income (loss) and net income (loss) per common share for employee stock option grants made as if the fair-value method defined in SFAS No. 123 had been applied.

•	Income Taxes. Our income tax policy records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.

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

         During the three months ended June 30, 2002 we recorded $1.3 million in goodwill in connection the Company’s acquisition of certain intellectual property of J•Commerce Inc. We also recorded an additional $2.4 million in goodwill during the three months ended June 30, 2002 as a result of certain adjustments made to the fair values of assets and liabilities assumed in the acquisition of E3 in September 2001. The purchase price allocation for the E3 acquisition, which is subject to revision as more facts become known, is expected to be finalized in third quarter 2002. No goodwill was impaired or written-off during the three months ended June 30, 2002. As of June 30, 2002, goodwill, which includes the unamortized balance of assembled workforce that was reclassified to goodwill effective January 1, 2002, has been allocated to our reporting units as follows: $41.5 million to Retail Enterprise Systems, $1.3 million to In-Store Systems, and $16.1 million to Collaborative Solutions.

         SFAS No. 142 requires that we test goodwill for impairment as of January 1, 2002 and any resulting impairment charge be reflected as a cumulative effect of a change in accounting principle. We completed the initial screening for goodwill impairment during the three month period ended March 31, 2002 and found no impairment of the goodwill allocated to the individual reporting units; accordingly, absent future indicators of impairment, the second testing phase described in SFAS No. 142 is not necessary during the remainder of 2002.

         We reassessed the useful lives of intangible assets other than goodwill during the three-month period ended March 31, 2002. Except for trademarks, no adjustments have been made to the useful lives of our intangible assets. Beginning January 1, 2002, we have assigned indefinite useful lives to our trademarks, and ceased amortization, as we expect the trademarks to generate cash flows indefinitely. We completed an initial impairment test on trademarks during the three-month period ended March 31, 2002 and found no indication of impairment.

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

         In January 2002 the Securities and Exchange Commission adopted new rules for the disclosure of equity compensation plans. The purpose of the new rules is to summarize the potential dilution that could occur from past and future equity grants under all equity compensation plans. The new rules require tabular disclosure of the number of shares issuable under outstanding grants, the weighted average exercise price of outstanding grants, and the number of shares available for future grants aggregated into two categories – plans that have been approved by stockholders and plans that have not. A narrative summary of the material features of equity compensation plans that have not been approved by stockholders must be provided. The new disclosure rules are effective for annual reports filed on Form 10-K for fiscal years ending on or after March 15, 2002 and proxy and information statements for meetings of, or action by, stockholders occurring on or after June 15, 2002.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

         Revenues consist of product revenues and consulting services revenue, including reimbursed expenses, which represented 56% and 44%, respectively, of total revenues in the three months ended June 30, 2002 compared to 51% and 49%, respectively in the three months ended June 30, 2001. Total revenues for the three months ended June 30, 2002 were $57.6 million, an increase of $7.1 million, or 14%, over the $50.5 million reported in the three months ended June 30, 2001. The increase in total revenues includes $11.1 million in incremental revenues resulting from the acquisition of the E3 product line in September 2001. Excluding E3, product revenues, consulting services revenue including reimbursed expenses, and total revenues decreased 5%, 11%, and 8%, respectively in the three months ended June 30, 2002 compared to the three months ended June 30, 2001.

Product Revenues

         Software Licenses. Software license revenues for the three months ended June 30, 2002 increased 9% to $18.3 million from $16.7 million in the three months ended June 30, 2001. Excluding E3, software license revenues decreased 16% in the three months ended June 30, 2002 compared to the three months ended June 30, 2001, primarily as a result of a decrease in demand for certain applications in our Retail Enterprise Systems business segment. The retail industry appears to have maintained a level of investment in information technology close to historical levels during the current difficult economic cycle; however, subsequent to the September 11 attack, we believe that there has been a fundamental shift in the mix of demand for the various types of products we sell. Demand for host merchandising systems declined 36% in the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Sales of host merchandising systems tend to be more heavily impacted during slow economic periods, as retailers are often reluctant to make substantial investments due to the slower expected return on investment. Customers now appear to be more interested in buying analytic and optimization solutions. These applications appear to be less affected by economic slowdowns as they enable our customers to lower their inventory levels without reducing sales, and provide a quicker return on investment.

         Domestic software license revenues decreased 29% in the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Excluding the favorable impact of revenues from the E3 product line, domestic software license revenues for the three months ended June 30, 2002 decreased 60% compared to the three months ended June 30, 2001. This decrease results primarily from a softening demand for certain Retail Enterprise Systems applications. International software license revenues increased 62% in the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Excluding the favorable impact of revenues from the E3 product line, international software license revenues for the three months ended June 30, 2002 increased 42% compared to the three months ended June 30, 2001, primarily due to an increase in software license sales in Europe and Asia/Pacific, offset in part by a decrease in software license sales in Latin America. We currently expect software license revenues for third quarter 2002 to be in the range of $18 million to $20 million.

         Maintenance Services. Maintenance services revenue for the three months ended June 30, 2002 increased 53% to $14 million from $9.1 million in the three months ended June 30, 2001. The increase includes the favorable impact of $3.4 million in maintenance services revenue from the E3 product line that was acquired in September 2001, and an increase in maintenance services revenue resulting from the larger software license install base in our other product lines.

Consulting Services

         Consulting services revenue, including the reclassification of reimbursed expenses, for the three months ended June 30, 2002 increased 3% to $25.3 million from $24.6 million in the three months ended June 30, 2001. The increase includes the favorable impact of $3.4 million in consulting services revenue from the E3 product line that was acquired in September 2001, substantially offset by a decrease in consulting services revenue from implementation of host merchandising systems. Consulting services revenue typically lags the recognition of software revenues by as much as one year. We believe the average implementation times for our software products have declined due to increased training and expertise in our consulting organization, and as a direct result of the investments we have made over the past three years to increase the functionality, stability, scalability, integration and ease of implementation of the products in the JDA Portfolio. Furthermore, much of the growth in demand for our products is associated with our analytic and optimization products that require lower levels of services to implement.

As a result of these changes in our business and product revenue mix, our consulting services revenue has declined sequentially in each of the last three quarters and we expect that our consulting services revenue will continue to decline sequentially each quarter until the demand for host merchandising systems and the related implementation services returns.

Business Segment Revenues

         Total revenues in our Retail Enterprise Systems business segment decreased 2% to $39.2 million in the three months ended June 30, 2002 from $40 million in the three months ended June 30, 2001. Total revenues for the three months ended June 30, 2002 include the favorable impact of revenues from the E3 product line that was acquired in September 2001. Excluding the favorable impact of the E3 product line, total revenues in this business segment decreased 17% in the three months ended June 30, 2002 compared to the three months ended June 30, 2001, primarily due to a decline in demand for host merchandising systems. Sales of host merchandising systems tend to be more heavily impacted during slow economic periods, as retailers are often reluctant to make substantial investments due to the slower expected return on investment. In addition, these products typically have longer implementation time frames and our services group often performs the implementation services. Thus, the decline in software sales for these products is also having a negative impact on our consulting services revenue, which has declined sequentially in each of the last three quarters. The Retail Enterprise Systems business segment represented 68% of our total revenues in the three months ended June 30, 2002 compared to 79% in the three months ended June 30, 2001.

         Total revenues in our In-Store Systems business segment increased 28% to $7.5 million in the three months ended June 30, 2002 from $5.9 million in the three months ended June 30, 2001, due to a 183% increase in software license sales. This increase is being driven primarily by demand for our Internet-based Store Portal applications. The In-Store Systems business segment represented 13% of total revenues in the three months ended June 30, 2002 compared to 12% in the three months ended June 30, 2001.

         Total revenues in our Collaborative Solutions business segment increased 135% to $10.9 million in the three months ended June 30, 2002 from $4.6 million in the three months ended June 30, 2001. This increase includes the favorable impact of revenues from the E3 product line that was acquired in September 2001. Excluding the favorable impact of the E3 product line, total revenues in this segment increased 21% in the three months ended June 30, 2002 compared to the three months ended June 30, 2001. We believe the wholesale and manufacturing markets have been negatively impacted by the economic slowdown. The Collaborative Solutions business segment represented 19% of total revenues in the three months ended June 30, 2002 compared to 9% in the three months ended June 30, 2001.

Geographic Revenues

         Total revenues in the United States increased 7% to $30.3 million in the three months ended June 30, 2002 from $28.5 million in the three months ended June 30, 2001. The increase includes the favorable impact of revenues from the E3 product line that was acquired in September 2001. Excluding the favorable impact of the E3 product line, total revenues in this region decreased 20% in the three months ended June 30, 2002 compared to the three months ended June 30, 2001, due to a 60% decrease in software license revenues.

         Total revenues in Europe increased 58% to $17.2 million in the three months ended June 30, 2002 from $10.9 million in the three months ended June 30, 2001. The increase includes the favorable impact of revenues from the E3 product line that was acquired in September 2001. Excluding the favorable impact of the E3 product line, total revenues in this region increased 27% in the three months ended June 30, 2002 compared to the three months ended June 30, 2001, due to an 84% increase in software license revenues.

         Total revenues in Asia/Pacific increased 10% to $6 million in the three months ended June 30, 2002 from $5.5 million in the three months ended June 30, 2001. The increase includes the favorable impact of revenues from the E3 product line that was acquired in September 2001. Excluding the favorable impact of revenues from the E3 product line, total revenues in this region increased 7% in the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Software licenses revenues in this region, excluding E3, increased 62% in the three months ended June 30, 2002 compared to the three months ended June 30, 2001 due to software license sales in China and the Philippines, offset in part by a decrease in software license revenues and consulting services revenue from ongoing implementations in Australia.

         Total revenues in Canada increased 13% to $2.7 million in the three months ended June 30, 2002 from $2.4 million in the three months ended June 30, 2001. The increase includes the favorable impact of revenues from the E3 product line that was acquired in September 2001. Excluding the favorable impact of revenues from the E3 product line, total revenues in this region increased 6% in the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Software license revenues in this region, excluding E3, increased 91% in the three months ended June 30, 2002 compared to the three months ended June 30, 2001, offset in part by a decrease in consulting services revenue.

         Total revenues in Latin America decreased 46% to $1.9 million in the three months ended June 30, 2002 from $3.5 million in the three months ended June 30, 2001. Software license revenues and consulting services revenue in this region decreased in the three months ended June 30, 2002 compared to the three months ended June 30, 2001, offset in part by an increase in maintenance services revenue.

Cost of Product Revenues

         Cost of Software Licenses. Cost of software licenses was $713,000, or 4% of software license revenues in the three months ended June 30, 2002 compared to $739,000, or 4% of software license revenues in the three months ended June 30, 2001.

         Cost of Maintenance Services. Cost of maintenance services increased 37% to $3.5 million, or 25% of maintenance services revenue, in the three months ended June 30, 2002 from $2.5 million, or 28% of maintenance services revenue, in the three months ended June 30, 2001. The increase results primarily from the acquisition of E3 in September 2001 and the addition of headcount in the customer support function to support our growing installed client base.

Cost of Consulting Services

         Cost of consulting services, including the reclassification of reimbursed expenses, decreased 7% to $16.9 million in the three months ended June 30, 2002 from $18.2 million in the three months ended June 30, 2001. This decrease results from a 6% decrease in consulting services headcount and lower incentive compensation costs in the three months ended June 30 2002 compared to the three months ended June 30, 2001. We reduced our consulting services headcount by approximately 10% during second quarter 2002 and as of June 30, 2002 there were 521 individuals involved in our consulting services function.

Gross Profit

         Gross profit for the three months ended June 30, 2002 increased 26% to $36.5 million, or 63% of total revenues, from $29 million, or 57% of total revenues, in the three months ended June 30, 2001. This improvement results primarily from increases in software licenses and maintenance services revenue of 9% and 53%, respectively in the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Software licenses and maintenance services revenue have higher margins than service revenues. In addition, consulting services margins, which include the reclassification of reimbursed expenses in both service revenues and cost of service revenues, improved to 33% in the three months ended June 30, 2002 compared to 26% in the three months ended June 30, 2001. This increase results primarily from higher average billing rates and lower incentive compensation costs in the three months ended June 30, 2002 compared to the three months ended June 30, 2001, offset in part by lower utilization rates. The lower utilization rates are a direct result of the shift in demand away from host merchandising systems towards analytic and optimization products, together with improved integration and shorter implementation timeframes of the products in the JDA Portfolio. During second quarter 2002 we reduced our consulting services headcount by approximately 10% in order to preserve our utilization rates, consulting margins and overall profitability with the lower consulting services revenue outlook for 2002. However, with the demand for host merchandising systems still lagging, we expect consulting services margins to decline in the second half of 2002.

Operating Expenses

         Operating expenses, excluding amortization of intangibles, purchased in-process research and development and restructuring, asset disposition, and other merger related charges, increased 25% to $28.9 million, or 50% of total revenues, in the three months ended June 30, 2002 from $23.2 million, or 46% of total revenues, in the three months ended June 30, 2001.

         Product Development. Product development expenses for the three months ended June 30, 2002 increased 33% to $10.4 million from $7.8 million in the three months ended June 30, 2001. Product development expense as a percentage of product revenues was 32% in the three months ended June 30, 2002 compared to 30% in the three months ended June 30, 2001. The increase in product development expense results primarily from the cost of full-time employees added in connection with the acquisitions of NeoVista in June 2001, E3 in September 2001, and J• Commerce in April 2002, and the addition of full-time employees involved in the ongoing enhancement of the JDA Portfolio and the development of further CPFR applications. Our product development headcount increased 47% in second quarter 2002 compared to second quarter 2001 and as of June 30, 2002 there were 376 individuals involved in this function. We believe that with the current breadth of our product suite, we can continue to effectively develop and market new value-added products with our existing capacity, absent further product acquisitions. We also believe development of our software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

         Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 2002 increased 21% to $11.3 million from $9.3 million in the three months ended June 30, 2001. Sales and marketing expense as a percentage of total revenues was 20% in the three months ended June 30, 2002 compared to 18% in the three months ended June 30, 2001. The increase in sales and marketing expenses results from a 50% increase in quota carrying sales representatives, due primarily to the acquisition of E3 in September 2001, and higher marketing costs. Our sales and marketing headcount increased 34% in second quarter 2002 compared to second quarter 2001 and as of June 30, 2002 there were 179 individuals involved in this function, including 108 quota carrying sales personnel compared to 72 at June 30, 2001.

         General and Administrative. General and administrative expenses for the three months ended June 30, 2002 increased 20% to $7.3 million from $6 million in the three months ended June 30, 2001. General and administrative expense, as a percentage of total revenues, was 13% in the three months ended June 30, 2002 compared to 12% in the three months ended June 30, 2001. The increase in general and administrative expense results from the acquisition of E3 in September 2001, additional full-time employees and outside contractors involved in the development and maintenance of our internal information systems, and higher legal, bad debt, and insurance costs due to prevailing economic conditions. We increased the provision for bad debts to $1.4 million, or 2% of total revenues, in the three months ended June 30, 2002 compared to $1.1 million, or 2% of total revenues in the three months ended June 30, 2001, due to the increase in total revenues and receivable balances and related collection requirements. As of June 30, 2002 there were 166 individuals involved in the general and administrative function.

         Amortization of Intangibles. Amortization of intangibles was $1.8 million in each of the three months ended June 30, 2002 and 2001. The non-amortization provisions of SFAS No. 142 reduced amortization expense by approximately $950,000 in the three months ended June 30, 2002, however, this was offset by new amortization related to the acquisitions of NeoVista in June 2001, E3 in September 2001 and J•Commerce in April 2002.

         Purchased In-process Research and Development. We expensed $800,000 of purchased in-process research and development in the three months ended June 30, 2002 in connection with the acquisition of J•Commerce in April 2002.

         Restructuring, Asset Disposition and Other Merger Related Charges. We recorded a $1.3 million restructuring charge in the three months ended June 30, 2002. The restructuring initiatives involved a workforce reduction of 53 full-time employees, primarily in the consulting services function in the United States, Europe, Canada and Latin America. All workforce reductions associated with this charge were made on or before June 30, 2002.

Operating Income

         Operating income decreased 6% to $3.7 million in the three months ended June 30, 2002 from $4 million in the three months ended June 30, 2001. The increases in software licenses and maintenance services revenue of 9% and 53%, respectively, were offset by the increase in operating expenses, including purchased in-process research and development and restructuring charges, in the three months ended June 30, 2002 compared to the three months ended June 30, 2001.

         Operating income in our Retail Enterprise Systems business segment increased 8% to $9.9 million in the three months ended June 30, 2002 from $9.1 million in the three months ended June 30, 2001. The increase results primarily from increases in software license sales, maintenance services and consulting services revenues primarily related to the E3 product line that was acquired in September 2001. In addition, operating income in this segment increased due to improved consulting services margins and lower sales and marketing costs, which offset an increase in research and development costs.

         Operating income in our In-Store Systems business segment increased 238% to $2.5 million in the three months ended June 30, 2002 from $731,000 in the three months ended June 30, 2001. The increase results primarily from the increase in software license revenues in this segment in the three months ended June 30, 2002 compared to the three months ended June 30, 2001, which have high margins, together with improved consulting margins.

         Operating income in our Collaborative Solutions business segment increased 28% to $2.5 million in the three months ended June 30, 2002 from $2 million in the three months ended June 30, 2001. The increase results primarily from increases in software license sales, maintenance and consulting services revenues related to the E3 product line that was acquired in September 2001, offset in part by increases in sales and marketing and research and development costs to support our new CPFR initiatives.

Provision for Income Taxes

         Our effective income tax rate reflects statutory federal, state and foreign tax rates, partially offset by reductions for research and development expense tax credits. We currently expect an effective tax rate of 35.5% for 2002. From time to time, we may be subjected to audit by federal, state and/or foreign taxing authorities. The IRS is currently conducting an audit of our 1998 and 1999 Federal Income Tax Returns.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

         Revenues consist of product revenues and consulting services revenue, including reimbursed expenses, which represented 56% and 44%, respectively, of total revenues in the six months ended June 30, 2002 compared to 51% and 49%, respectively in the six months ended June 30, 2001. Total revenues for the six months ended June 30, 2002 were $116.7 million, an increase of $17.5 million, or 18%, over the $99.2 million reported in the six months ended June 30, 2001. The increase includes $24.4 million in incremental revenues resulting from the acquisition of the E3 product line in September 2001. Excluding E3, product revenues, consulting services revenue including reimbursed expenses, and total revenues, decreased 6%, 8% and 7%, respectively in the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

Product Revenues

         Software Licenses. Software license revenues for the six months ended June 30, 2002 increased 17% to $37.8 million from $32.3 million in the six months ended June 30, 2001. Excluding E3, software license revenues decreased 17% in the six months ended June 30, 2002 compared to the six months ended June 30, 2001, as a result of a decrease in demand for certain applications in our Retail Enterprise Systems business segment. The retail industry appears to have maintained a level of investment in information technology close to historical levels during the current difficult economic cycle; however, subsequent to the September 11 attack, we believe that there has been a fundamental shift in the mix of demand for the various types of products we sell. Demand for host merchandise systems declined 38% in the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Sales of host merchandising systems tend to be more heavily impacted during slow economic periods, as retailers are often reluctant to make substantial investments and the corresponding requirement to invest in incremental hardware due to the slower expected return on investment. Customers now appear to be more interested in buying analytic and optimization solutions. These applications appear to be less affected by economic slowdowns as they enable our customers to lower their inventory levels without reducing sales, and provide a quicker return on investment.

         Domestic software license revenues decreased 3% in the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Excluding the favorable impact of revenues from the E3 product line, domestic software license revenues for the six months ended June 30, 2002 decreased 41% compared to the six months ended June 30, 2001. This decrease results primarily from a decrease in software license revenues related to certain other Retail Enterprise Systems applications. International software license revenues increased 46% in the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Excluding the favorable impact of revenues from the E3 product line, international software license revenues for the six months ended June 30, 2002 increased 17% compared to the six months ended June 30, 2001, primarily due to an increase in software license sales in Europe and Canada, offset in part by a decrease in software license sales in Latin America.

         Maintenance Services. Maintenance services revenue for the six months ended June 30, 2002 increased 49% to $27 million from $18.1 million in the six months ended June 30, 2001. The increase includes the favorable impact of $6.6 million in maintenance services revenue from the E3 product line that was acquired in September 2001, and an increase in maintenance services revenue resulting from the larger software license install base in our other product lines.

Consulting Services

         Consulting services revenue, including the reclassification of reimbursed expenses, for the six months ended June 30, 2002 increased 6% to $51.9 million from $48.9 million in the six months ended June 30, 2001. The increase includes the favorable impact of $6.8 million in consulting services revenue from the E3 product line that was acquired in September 2001, offset by a decrease in consulting services revenue from implementation of host merchandising systems. Consulting services revenue typically lags the recognition of software revenues by as much as one year. We believe the average implementation times for our software products have declined due to increased training and expertise in our consulting organization, and as a direct result of the investments we have made over the past three years to increase the functionality, stability, scalability, integration and ease of implementation of the products in the JDA Portfolio. Furthermore, much of the growth in demand for our products is associated with our analytic and optimization products that require lower levels of services to implement. As a result of these changes in our business and product revenue mix, our consulting services revenue has declined sequentially in each of the last three quarters and we expect that our consulting services revenue will continue to decline sequentially each quarter until the demand for host merchandising systems and the related implementation services returns.

Business Segment Revenues

         Total revenues in our Retail Enterprise Systems business segment increased 7% to $80.8 million for the six months ended June 30, 2002 from $75.2 million in the six months ended June 30, 2001. Total revenues for the six months ended June 30, 2002 include the favorable impact of revenues from the E3 product line that was acquired in September 2001. Excluding the favorable impact of the E3 product line, total revenues in this business segment decreased 10% in the six months ended June 30, 2002 compared to the six months ended June 30, 2001, primarily due to a decline in demand for host merchandising systems. Sales of host merchandising systems tend to be more heavily impacted during slow economic periods, as retailers are often reluctant to make substantial investments due to the slower expected return on investment. In addition, these products typically have longer implementation time frames and our services group often performs the implementation services. Thus, the decline in software sales for these products is also having a negative impact on our consulting services revenue, which has declined sequentially in each of the last three quarters. The Retail Enterprise Systems business segment represented 69% of our total revenues in the six months ended June 30, 2002 compared to 76% in the six months ended June 30, 2001.

         Total revenues in our In-Store Systems business segment increased 5% to $14.2 million in the six months ended June 30, 2002 from $13.6 million in the six months ended June 30, 2001. Increased demand for our Internet-based Store Portal applications was partially offset by a decrease in sales of Win/DSS. In-Store Systems such as Win/DSS tend to be heavily impacted during slow economic periods as the implementation of a new point-of-sale system usually requires a substantial hardware investment. The In-Store Systems business segment represented 12% of total revenues in the six months ended June 30, 2002 compared to 14% in the six months ended June 30, 2001.

         Total revenues in our Collaborative Solutions business segment increased 107% to $21.7 million in the six months ended June 30, 2002 from $10.5 million in the six months ended June 30, 2001. This increase includes the favorable impact of revenues from the E3 product line that was acquired in September 2001. Excluding the favorable impact of the E3 product line, total revenues in this segment increased 2% in the six months ended June 30, 2002 compared to the six months ended June 30, 2001. We believe the wholesale and manufacturing markets have been negatively impacted by the economic slowdown. The Collaborative Solutions business segment represented 19% of total revenues in the six months ended June 30, 2002 compared to 11% in the six months ended June 30, 2001.

Geographic Revenues

         Total revenues in the United States increased 18% to $66.9 million in the six months ended June 30, 2002 from $56.5 million in the six months ended June 30, 2001. The increase includes the favorable impact of revenues from the E3 product line that was acquired in September 2001. Excluding the favorable impact of the E3 product line, total revenues in this region decreased 11% in the six months ended June 30, 2002 compared to the six months ended June 30, 2001, due to a 41% decrease in software license revenues offset in part by an increase in maintenance services revenue.

         Total revenues in Europe increased 49% to $31 million in the six months ended June 30, 2002 from $20.9 million in the six months ended June 30, 2001. The increase includes the favorable impact of revenues from the E3 product line that was acquired in September 2001. Excluding the favorable impact of the E3 product line, total revenues in this region increased 13% in the six months ended June 30, 2002 compared to the six months ended June 30, 2001, due to a 35% increase in software license revenues.

         Total revenues in Asia/Pacific decreased 5% to $10.6 million in the six months ended June 30, 2002 from $11.2 million in the six months ended June 30, 2001. The change includes the favorable impact of revenues from the E3 product line that was acquired in September 2001. Excluding the favorable impact of revenues from the E3 product line, total revenues in this region decreased 8% in the six months ended June 30, 2002 compared to the six months ended June 30, 2001, due to a decrease in software license and consulting services revenues from ongoing implementations in Australia and Japan.

         Total revenues in Canada increased 9% to $6.3 million in the six months ended June 30, 2002 from $5.8 million in the six months ended June 30, 2001. The increase includes the favorable impact of revenues from the E3 product line that was acquired in September 2001. Excluding the favorable impact of revenues from the E3 product line, total revenues in this region increased 6% in the six months ended June 30, 2002 compared to the six months ended June 30, 2001, due to a 72% increase in software license revenues offset by a decrease in consulting services revenue.

         Total revenues in Latin America decreased 45% to $3.1 million in the six months ended June 30, 2002 from $5.6 million in the six months ended June 30, 2001, due to a 60% decrease in software license revenues and a decrease in consulting services revenue.

Cost of Product Revenues

         Cost of Software Licenses. Cost of software licenses was $1.1 million, or 3% of software license revenues in the six months ended June 30, 2002 compared to $1.4 million, or 4% of software license revenues in the six months ended June 30, 2001. The decrease results from fewer software products, as a percentage of total software sales, sold in the six months ended June 30, 2002 that incorporate functionality from third party software providers and require the payment of royalties.

         Cost of Maintenance Services. Cost of maintenance services increased 42% to $6.8 million, or 25% of maintenance services revenue, in the six months ended June 30, 2002 from $4.8 million, or 27% of maintenance services revenue, in the six months ended June 30, 2001. The increase results primarily from the acquisition of E3 in September 2001 and the addition of headcount in the customer support function to support our growing installed client base.

Cost of Consulting Services

         Cost of consulting services, including the reclassification of reimbursed expenses, decreased less than 1% to $36.7 million in the six months ended June 30, 2002 from $37 million in the six months ended June 30, 2001. Headcount additions and other increases in costs associated with the acquisition of E3 in September 2001 were offset substantially by a reduction in our consulting services headcount of approximately 10% in other product lines during second quarter 2002.

Gross Profit

         Gross profit for the six months ended June 30, 2002 increased 28% to $72 million, or 62% of total revenues, from $56 million, or 56% of total revenues, in the six months ended June 30, 2001. This improvement results primarily from increases in software licenses and maintenance services revenue of 17% and 49%, respectively in the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Software licenses and maintenance services revenue have higher margins than service revenues. In addition, consulting services margins, which include the reclassification of reimbursed expenses in both service revenues and cost of service revenues, improved to 29% in the six months ended June 30, 2002 compared to 24% in the six months ended June 30, 2001. This increase results primarily from higher average billing rates and lower incentive compensation costs in the six months ended June 30, 2002 compared to the six months ended June 30, 2001, offset in part by lower utilization rates. The lower utilization rates are a direct result of the shift in demand away from host merchandising systems towards analytic and optimization products, together with improved integration and shorter implementation timeframes of the products in the JDA Portfolio. During second quarter 2002 we reduced our consulting services headcount by approximately 10% in order to preserve our utilization rates, consulting margins and overall profitability with the lower consulting services revenue outlook for 2002. However, with the demand for host merchandising systems still lagging, we expect consulting services margins to decline in the second half of 2002.

Operating Expenses

         Operating expenses, excluding amortization of intangibles, purchased in-process research and development and restructuring, asset disposition, and other merger related charges, increased 25% to $56.2 million, or 48% of total revenues, in the six months ended June 30, 2002 from $45 million, or 45% of total revenues, in the six months ended June 30, 2001.

         Product Development. Product development expenses for the six months ended June 30, 2002 increased 33% to $20.8 million from $15.7 million in the six months ended June 30, 2001. Product development expense as a percentage of product revenues was 32% in the six months ended June 30, 2002 compared to 31% in the six months ended June 30, 2001. The increase in product development expense results primarily from the cost of full-time employees added in connection with the acquisitions of Zapotec in February 2001, NeoVista in June 2001, E3 in September 2001, and J• Commerce in April 2002, and the addition of full-time employees involved in the ongoing enhancement of the JDA Portfolio and the development of further CPFR applications.

         Sales and Marketing. Sales and marketing expenses for the six months ended June 30, 2002 increased 17% to $20.7 million from $17.6 million in the six months ended June 30, 2001. Sales and marketing expense as a percentage of total revenues was 18% in both six-month periods ended June 30, 2002 and 2001. The increase in sales and marketing expenses results from a 50% increase in quota carrying sales representatives, due primarily to the acquisition of E3 in September 2001, and higher marketing costs.

         General and Administrative. General and administrative expenses for the six months ended June 30, 2002 increased 26% to $14.7 million from $11.7 million in the six months ended June 30, 2001. General and administrative expense, as a percentage of total revenues, was 13% in the six months ended June 30, 2002 compared to 12% in the six months ended June 30, 2001. The increase in general and administrative expense results from the acquisition of E3 in September 2001, additional full-time employees and outside contractors involved in the development and maintenance of our internal information systems, and higher legal, bad debt, and insurance costs due to prevailing economic conditions. We increased our provision for bad debts to $2.4 million, or 2% of total revenues, in the six months ended June 30, 2002 from $1.6 million, or 2% of total revenues in the six months ended June 30, 2001, due to the increase in total revenues and receivable balances and related collection requirements.

         Amortization of Intangibles. Amortization of intangibles was $3.5 million in the six months ended June 30, 2002 compared to $3.6 million in the six months ended June 30, 2001. The non-amortization provisions of SFAS No. 142 reduced amortization expense by approximately $1.9 million in the six months ended June 30, 2002, however, this was offset by new amortization related to the acquisitions of Zapotec in February 2001, NeoVista in June 2001, E3 in September 2001 and J•Commerce in April 2002.

         Purchased In-process Research and Development. We expensed $800,000 of purchased in-process research and development in the six months ended June 30, 2002 in connection with the acquisition of J•Commerce in April 2002. We expensed $161,000 of purchased in-process research and development in the six months ended June 30, 2001 in connection with the acquisition of Zapotec in February 2001.

         Restructuring, Asset Disposition and Other Merger Related Charges. We recorded a $1.3 million restructuring charge in the six months ended June 30, 2002. The restructuring initiatives involved a workforce reduction of 53 full-time employees, primarily in the consulting services function in the United States, Europe, Canada and Latin America. All workforce reductions associated with this charge were made on or before June 30, 2002. We recorded restructuring, asset disposition and other merger related charges of $749,000 in the six months ended June 30, 2001. The restructuring initiatives involved a workforce reduction of 32 full-time employees certain implementation service groups, product development activities, sales and marketing, and administrative functions in the United States, Europe, Canada and Latin America. All workforce reductions associated with these charges were made on or before June 30, 2001. The charges in the six months ended June 30, 2001 also include other merger related charges of $208,000 for the write-off of certain merger and acquisition costs related to a potential acquisition that was abandoned.

Operating Income

         Operating income increased 56% to $10.2 million in the six months ended June 30, 2002 from $6.5 million in the six months ended June 30, 2001. The increases in software licenses and maintenance services revenues of 17% and 49% respectively were offset in part by the increase in operating expenses, including purchased in-process research and development and restructuring charges, in the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

         Operating income in our Retail Enterprise Systems business segment increased 24% to $20.3 million in the six months ended June 30, 2002 from $16.4 million in the six months ended June 30, 2001. The increase results primarily from increases in software license sales, maintenance services and consulting services revenues related to the E3 product line that we acquired in September 2001. In addition, operating income in this segment increased due to improved consulting services margins and lower sales and marketing costs, which offset an increase in research and development costs.

         Operating income in our In-Store Systems business segment increased 68% to $4.2 million in the six months ended June 30, 2002 from $2.5 million in the six months ended June 30, 2001. The increase results primarily from increases in maintenance services and consulting services revenues and lower sales and marketing costs, offset in part by an increase in research and development costs.

         Operating income in our Collaborative Solutions business segment increased 55% to $6 million in the six months ended June 30, 2002 from $3.9 million in the six months ended June 30, 2001. The increase results primarily from increases in software license sales, maintenance services and consulting services revenues related to the E3 product line that was acquired in September 2001, offset in part by increases in sales and marketing and research and development costs to support our new CPFR initiatives.

Provision for Income Taxes

         Our effective income tax rate reflects statutory federal, state and foreign tax rates, partially offset by reductions for research and development expense tax credits. We currently expect an effective tax rate of 35.5% for 2002. From time to time, we may be subjected to audit by federal, state and/or foreign taxing authorities. The IRS is currently conducting an audit of our 1998 and 1999 Federal Income Tax Returns.

Liquidity and Capital Resources

         We continue to finance our operations through cash generated from operations and sales of equity securities as noted below. We had working capital of $121.3 million at June 30, 2002 compared with $93.1 million at December 31, 2001. Cash and marketable securities at June 30, 2002 were $85 million, an increase of $21 million from the $64 million reported at December 31, 2001. Working capital and our cash and marketable securities balance increased in the six months ended June 30, 2002 primarily as a result of cash provided by operating activities and the cash received from the issuance of common stock under our stock option and employee stock purchase plans.

         Operating activities provided cash of $17.4 million and $16.6 million in the six months ended June 30, 2002 and 2001, respectively. Cash provided from operating activities in the six months ended June 30, 2002 results primarily from net income of $7.2 million, $7.7 million of depreciation and amortization, a $2.4 million provision for doubtful accounts, a $2.6 million tax benefit from the exercise of stock options and shares purchased under the employee stock purchase plan net of the related increase in income tax receivable, and a $9.4 million increase in deferred revenues, offset in part by increases in accounts receivable and prepaid expenses and other current assets, and a decrease in accrued expenses and other liabilities due to lower sales commissions and incentive compensation payments. Cash provided from operating activities in the six months ended June 30, 2001 results primarily from net income of $5.2 million, $7.6 million of depreciation and amortization, a $1.7 million provision for doubtful accounts, and a $1.6 million increase in deferred revenues. We had net receivables of $64 million, or 100 days sales outstanding (“DSOs”) at June 30, 2002 compared to $60.9 million, or 91 DSOs at December 31, 2001. The nine-day increase in DSOs since year-end results primarily from the increase in deferred revenue during the first half of 2002 related to annual maintenance billings on the E3, Arthur and Intactix products. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including seasonality, shifts in customer buying patterns, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.

         Investing activities utilized cash of $25.2 million in the six months ended June 30, 2002 and $1.6 million in the six months ended June 30, 2001. Cash utilized by investing activities in the six months ended June 30, 2002 results primarily from the net purchase of $13.5 million of marketable securities, the payment of $4.2 million in direct costs related to the acquisition of E3 Corporation, a $4.2 million cash payment for the acquisition of J•Commerce, and $3.7 million in capital expenditures. Cash utilized by investing activities during the six months ended June 30, 2001 results primarily from cash payments of $1.3 million and $4.9 million for the acquisitions of Zapotec and NeoVista, respectively, the issuance of a $3.5 million promissory note receivable, and $3.2 million in capital expenditures, offset in part by $10.8 million in sales and maturities of marketable securities.

         Financing activities provided cash of $14.1 million and $2.5 million during the six months ended June 30, 2002 and 2001, respectively. The activity in both periods primarily includes proceeds from the issuance of common stock under our stock option and employee stock purchase plans.

         Changes in the currency exchange rates of our foreign operations had the effect of increasing cash by $1.2 million in the six months ended June 30, 2002 and reducing cash by $752,000 in the six months ended June 30, 2001. We did not enter into any foreign exchange contracts or engage in similar hedging strategies during the six months ended June 30, 2002 or 2001.

         We believe there are opportunities to grow our business through the acquisition of complementary and synergistic companies, products and technologies. We look for acquisitions that can be readily integrated and accretive to earnings, although we may pursue smaller non-accretive acquisitions that will shorten our time to market with new technologies. We believe the general size of cash acquisitions we would currently consider to be in the $5 million to $30 million range. Any material acquisition could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid. In addition, any material acquisitions of complementary or synergistic companies, products or technologies could require that we obtain additional equity financing. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to us and would not result in additional dilution to our stockholders.

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

› cancelled or delayed purchasing decisions related to the September 11 terrorist attack;

› the millennium change;

› conversion to the Euro currency;

› external and internal marketing issues;

› increased competition;

› elongated sales cycles;

› a limited number of referenceable implementations in the early years of product release;

› certain design and stability issues we may experience in earlier versions of our products; and/or

› lack of desired features and functionality.

Although the retail industry appears to have maintained a level of investment in information technology close to historical levels during the current difficult economic cycle, we continue to be concerned about weak and uncertain economic conditions, consolidations and the disappointing results of retailers in certain of our geographic regions. The retail industry will be negatively impacted if negative economic conditions or fear of additional terrorists’ attacks persists for an extended period of time. Weak and uncertain economic conditions have in the past, and may in the future, negatively impact our revenues, elongate our selling cycles, and delay, suspend or reduce the demand for our products. As a result, it is difficult in the current economic environment to predict exactly when specific software licenses will close within a six to nine month time frame. In addition, weak and uncertain economic conditions could impair our customers’ ability to pay for our products or services and we may experience an increased number of bankruptcy filings in our customer base. Any of these factors could adversely impact our business, quarterly or annual operating results and financial condition.

•	Our Gross Margins May Vary Significantly or Decline. Because the gross margins on product revenues (software licenses and maintenance services) are significantly greater than the gross margins on consulting services, our combined gross margin has fluctuated from quarter to quarter, and it may continue to fluctuate significantly based on revenue mix. Subsequent to the September 11 attack, we believe that there has been a fundamental shift in the mix of demand for the various types of products we sell. Demand for our host merchandising systems has declined and customers now appear to be more interested in buying analytic and optimization solutions that require lower levels of services to implement, enable lower inventory levels without reducing sales, and provide a quicker return on investment. The decline in software sales of host merchandising systems is having a corollary negative impact on our service revenues as consulting services revenue typically lags the performance of software revenues by as much as one year. As a result of this change in revenue mix, we expect that our consulting services revenue will continue to decline sequentially each quarter until the demand for host merchandising systems and the related implementation services returns. In addition, our gross margins on consulting services revenue vary significantly with the rates at which we utilize our consulting personnel, and as a result, our overall gross margins will be adversely affected when there is not enough work to keep our consultants busy.

•	We May Misjudge When Software Sales Will Be Realized. Software license revenues in any quarter depend substantially upon contracts signed and the related shipment of software in that quarter. It is therefore difficult for us to accurately predict software license revenues. Because of the timing of our sales, we typically recognize the substantial majority of our software license revenues in the last weeks or days of the quarter, and we may derive a significant portion of our quarterly software license revenues from a small number of relatively large sales. In addition, it is difficult to forecast the timing of large individual software license sales with a high degree of certainty due to the extended length of the sales cycle and the generally more complex contractual terms that may be associated with such licenses that could result in the deferral of some or all of the revenue to future periods. Accordingly, large individual sales have sometimes occurred in quarters subsequent to when we anticipated. For example, in second quarter 2002 we experienced delays in the execution of several significant contracts which caused our reported revenues for the three months ended June 30, 2002 to be below our previously published guidance. Certain of these contracts subsequently closed in the first two weeks of third quarter 2002. We expect these aspects of our business to continue. If we receive any significant cancellation or deferral of customer orders, or we are unable to conclude license negotiations by the end of a fiscal quarter, our operating results may be lower than anticipated. In addition, any weakening or uncertainty in the economy may make it more difficult for us to predict quarterly results in the future, and could negatively impact our business, operating results and financial condition for an indefinite period of time.

•	We May Not Be Able to Reduce Expense Levels If Our Revenues Decline. Our expense levels are based on our expectations of future revenues. Since software license sales are typically accompanied by a significant amount of consulting and maintenance services, and in addition to our sales and marketing staff, the size of our services organization must be managed to meet our anticipated software license revenues. As a result, we hire and train service personnel and incur research and development costs in advance of anticipated software license revenues. If software license revenues fall short of our expectations, or if we are unable to fully utilize our service personnel, our operating results are likely to decline because a significant portion of our expenses cannot be quickly reduced to respond to any unexpected revenue shortfall.

         We Are Dependent Upon the Retail Industry. Historically, we have derived 80% or more of our revenues from the license of software products and the performance of related services to retail customers. Although the acquisitions of Arthur, Intactix, Zapotec, NeoVista Decision Series and E3 have expanded our product offerings to provide collaborative applications that address new vertical market opportunities with the manufacturers and wholesalers who supply our traditional retail customers, our future growth is critically dependent on increased sales to retail customers. The success of our customers is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, we believe that the licensing of certain of our software products involves a large capital expenditure, which is often accompanied by large-scale hardware purchases or other capital commitments. As a result, demand for our products and services could decline in the event of instability or potential downturns such as that currently being experienced by certain sectors in the retail industry. Such downturns may cause customers to delay, cancel or reduce any planned expenditure for information management systems and software products.

         We also believe that the retail industry may be consolidating, and that the industry is currently experiencing increased competition and weakening economic conditions in certain geographical regions that could negatively impact the industry and our customers’ ability to pay for our products and services. Such consolidation and weakening economic conditions have in the past, and may in the future, negatively impact our revenues, reduce the demand for our products and may negatively impact our business, operating results and financial condition.

         There May Be An Increase in Customer Bankruptcies Due to Weak Economic Conditions. We have in the past and may in the future be impacted by customer bankruptcies. During weak economic conditions, such as those currently being experienced in many geographic regions around the world, there is an increased risk that certain of our customers will file bankruptcy. When our customers file bankruptcy, we may be required to forego collection of pre-petition amounts owed and to repay amounts remitted to us during the 90-day preference period preceding the filing. Accounts receivable balances related to pre-petition amounts may in certain of these instances be large due to extended payment terms for software license fees, and significant billings for consulting and implementation services on large projects. The bankruptcy laws, as well as the specific circumstances of each bankruptcy, may severely limit our ability to collect pre-petition amounts, and may force us to disgorge payments made during the 90-day preference period. We also face risk from international customers which file for bankruptcy protection in foreign jurisdictions, in that the application of foreign bankruptcy laws may be less certain or harder to predict. Although we believe that we have sufficient reserves to cover anticipated customer bankruptcies, there can be no assurance that such reserves will be adequate, and if they are not adequate, our business, operating results and financial condition would be adversely affected.

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

         There Are Many Risks Associated with International Operations. Our international revenues represented 43% of total revenues in the six months ended June 30, 2002 as compared to 44% and 48% in 2001 and 2000, respectively. If our international operations grow, we must recruit and hire a number of new consulting, sales and marketing and support personnel in the countries we have or will establish offices. Our entry into new international markets typically requires the establishment of new marketing and distribution channels as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. The opening of our new offices typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. If we are less successful in a new market than we expect, we may not be able to realize an adequate return on our initial investment and our operating results could suffer. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, that we will be successful at hiring, training or retaining such personnel, or that we can expand our international operations in a timely manner.

         Our international business operations are subject to risks associated with international activities, including:

› currency fluctuations;

› unexpected changes in employment and other regulatory requirements;

› tariffs and other trade barriers;

› costs and risks of localizing products for foreign countries;

› longer accounts receivable payment cycles in certain countries;

› potentially negative tax consequences;

› difficulties in staffing and managing geographically disparate operations;

› greater difficulty in safeguarding intellectual property, licensing and other trade restrictions;

› repatriation of earnings;

› the burdens of complying with a wide variety of foreign laws; and

› general economic conditions in international markets.

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

         We May Face Difficulties In Our Highly Competitive Markets. The markets for our software products are highly competitive. We believe the principal competitive factors are feature and functionality, product reputation and referenceable accounts, retail industry expertise, total solution cost, e-commerce capabilities and quality of customer support. We encounter competitive products from a different set of vendors in each of our primary product categories. Our Retail Enterprise Systems compete with internally developed systems, and with third-party developers such as Essentus, Inc., GERS, Inc., Marketmax, Inc., Micro Strategies Incorporated, NONSTOP Solutions, nsb Retail Systems PLC, Radius PLC, Retek, Inc., SAP AG, SVI Holdings, Inc., and others. In addition, new competitors may enter our markets and offer merchandise management systems that target the retail industry.

         The competition for our In-Store Systems is more fragmented than the competition for our Retail Enterprise Systems. We compete with major hardware equipment manufacturers such as ICL, NCR and IBM, as well as software companies such as 360 Commerce, CRS Business Computers, Datavantage, Inc., nsb Retail Systems PLC, Triversity, and others.

         Our current Collaborative Solutions compete with products from Marketmax, Inc., NONSTOP Solutions, AC Nielsen Corporation, i2 Technologies, Manugistics Group, Inc., Information Resources, Inc., and others.

         In the market for consulting services, we have pursued a strategy of forming informal working relationships with leading retail systems integrators such as Accenture, Cap Gemini Ernst & Young, Kurt Salmon Associates and PriceWaterhouseCoopers. These integrators, as well as independent consulting firms such as IBM Global Services, AIG Netplex, CFT Consulting, Lakewest Consulting, SPL and ID Applications, also represent competition to our consulting services group. Moreover, because many of these consulting firms are involved in advising our prospective customers in the software selection process, they may successfully encourage a prospective customer to select software from a software company with whom they have a relationship. Examples of such relationships between consulting firms and software companies include the relationships between Retek, Inc. and Accenture, and between Retek, Inc. and IBM Global Services.

         As we continue to develop or acquire e-commerce products and expand our business in the Collaborative Solutions area, we expect to face potential competition from business-to-business e-commerce application providers, including Ariba, Commerce One, Commercialware, i2 Technologies, Manugistics Group, Inc., Microsoft, Inc., Retek, Inc., SAP AG, Ecometry Corporation, and others. Some of our existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and other resources than we do, which could provide them with a significant competitive advantage over us. We cannot guarantee that we will be able to compete successfully against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.

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

         Our software products can be licensed with a variety of popular industry standard platforms, and are authored in various development environments using different programming languages and underlying databases and architectures. There may be future or existing platforms that achieve popularity in the marketplace that may not be compatible with our software product design. Developing and maintaining consistent software product performance across various technology platforms could place a significant strain on our resources and software product release schedules, which could adversely affect our results of operations.

         We May Have Difficulty Implementing Our Products. Our software products are complex and perform or directly affect mission-critical functions across many different functional and geographic areas of the enterprise. Consequently, implementation of our software products can be a lengthy process, and commitment of resources by our clients is subject to a number of significant risks over which we have little or no control. Although average implementation times have recently declined, we believe the implementation of the UNIX/Oracle versions of our products can be longer and more complicated than our other applications as they typically (i) appeal to larger retailers who have multiple divisions requiring multiple implementation projects, (ii) require the execution of implementation procedures in multiple layers of software, (iii) offer a retailer more deployment options and other configuration choices, and (iv) may involve third party integrators to change business processes concurrent with the implementation of the software. Delays in the implementations of any of our software products, whether by us or our business partners, may result in client dissatisfaction, disputes with our customers, or damage to our reputation. Significant problems implementing our software therefore, can cause delays or prevent us from collecting license fees for our software and can damage our ability to get new business.

         Our Fixed-Price Service Contracts May Result In Losses. We offer a combination of software products, consulting and maintenance services to our customers. Typically, we enter into service agreements with our customers that provide for consulting services on a “time and expenses” basis. Certain clients have asked for, and we have from time to time entered into, fixed-price service contracts, which link services payments, and occasionally software payments, to implementation milestones. We believe fixed-price service contracts may increasingly be offered by our competitors to differentiate their product and service offerings. As a result, we may need to enter into more fixed-price contracts in the future. If we are unable to meet our contractual obligations under fixed-price contracts within our estimated cost structure, our operating results could suffer.

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

         There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that in the future third parties may claim that we or our current or potential future software solutions infringe on their intellectual property. We expect that software product developers and providers of e-commerce products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlap. Moreover, as software patents become more common, the likelihood increases that a patent holder will bring an infringement action against us, or against our customers, to whom we have indemnification obligations. In addition, we may find it necessary to initiate claims or litigation against third parties for infringement of our proprietary rights or to protect our trade secrets. Since we now plan to resell hardware we may also become subject to claims from third parties that the hardware, or the combination of hardware and software, infringe their intellectual property. Although we may disclaim certain intellectual property representations to our customers, these disclaimers may not be sufficient to fully protect us against such claims. Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or license agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect on our business, operating results and financial condition.

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

         We May Have Difficulty Integrating Acquisitions. We continually evaluate potential acquisitions of complementary businesses, products and technologies, including those that are significant in size and scope. In pursuit of our strategy to acquire complementary products, we completed the acquisition of the assets of Zapotec Software, Inc. in February 2001, and the NeoVista Decision Series from Accrue Software, Inc. in June 2001, and the acquisition of all the common stock of E3 in September 2001. The E3 acquisition was our largest to date, and involves the integration of E3’s products and operations in 12 countries. In addition we acquired certain intellectual property from J•Commerce on April 12, 2002. Acquisitions involve a number of special risks, including the inability to obtain, or meet conditions imposed for governmental approvals for the acquisition, diversion of management’s attention to the assimilation of the operations and personnel of acquired businesses, the predictability of costs related to the acquisition and the integration of acquired businesses, products, technologies and employees into our business and product offerings. Achieving the anticipated benefits of any acquisition will depend, in part, upon whether integration of the acquired business, products, technology, or employees is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The difficulties of such integration may be increased by the necessity of coordinating geographically disparate organizations, the complexity of the technologies being integrated, and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. The inability of management to successfully integrate any acquisition that we may pursue, and any related diversion of management’s attention, could have a material adverse effect on our business, operating results and financial condition. Moreover, there can be no assurance that any products acquired will gain acceptance in our markets, that we will be able to penetrate new markets successfully or that we will obtain the anticipated or desired benefits of such acquisitions. Also, acquired products may contain defects of which we are unaware. Any acquisition that we pursue or consummate could result in the incurrence of debt and contingent liabilities, purchased research and development expense, other acquisition-related expenses and the loss of key employees, any of which could have a material adverse effect on our business, operating results and financial condition.

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

         Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 43% of our total revenues in the six months ended June 30, 2002, as compared with 44% in 2001. In addition, the identifiable net assets of our foreign operations totaled 23% of consolidated assets at June 30, 2002 as compared to 24% at December 31, 2001. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting unrealized foreign currency exchange gain of $2.3 million in the six months ended June 30, 2002, as compared with unrealized foreign currency exchange loss of $1.3 million in the six months ended June 30, 2001. To date, we have not engaged in foreign currency hedging transactions. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net assets as of June 30, 2002, to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the June 30, 2002 rates would result in a currency translation loss of $2.4 million before tax.

         Interest rates. We invest our cash in a variety of financial instruments, including bank time deposits, and variable and fixed rate obligations of the U.S. Government and its agencies, states, municipalities, commercial paper and corporate bonds. These investments are denominated in U.S. dollars. We classify all of our investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on our investments is reflected in our financial statements under the caption “Other income, net.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to a change in interest rates. We hold our investment securities for purposes other than trading. The fair value of securities held at June 30, 2002 was $25.7 million, which is approximately the same as amortized cost, with interest rates generally ranging between 2% and 3%.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         We are involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not believe that the disposition of these matters will have a material adverse effect on our business, financial positions, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

         Not applicable

Item 3. Defaults Upon Senior Securities

         Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

         Our 2002 Annual Meeting of Stockholders was held on May 23, 2002 at our World Headquarters at 14400 North 87th Street, Scottsdale, Arizona 85260. Two proposals were voted on at the Annual Meeting and the results of the voting are as follows:

         Proposal No. 1: To elect one Class III Director to serve a three-year term on our Board of Directors. The Class III Director nominee was James D. Armstrong. Mr. Armstrong received the following votes: For – 19,855,727; Withheld – 6,447,562. The terms of J. Michael Gullard and William C. Keiper, our Class I Directors, and Douglas G. Marlin and Jock Patton, our Class II Directors, continued after the Annual Meeting of Stockholders.

         Proposal No. 2: To ratify the appointment of Deloitte & Touche LLP as the Company’s independent public accountants for the year ending December 31, 2002. Proposal No. 2 received the following votes: For – 25,214,921; Against – 1,076,446; Abstain – 11,922.

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

JDA SOFTWARE GROUP, INC.

Dated: August 13, 2002	By:	/s/ Kristen L. Magnuson

Kristen L. Magnuson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #	Description of Document

2.1**	—	Asset Purchase Agreement dated as of June 4, 1998, by and among JDA Software Group, Inc., JDA Software, Inc. and Comshare, Incorporated.

2.2##	—	Asset Purchase Agreement dated as of February 24, 2000, by and among JDA Software Group, Inc., Pricer AB, and Intactix International, Inc.

2.3###	—	Agreement and Plan of Reorganization dated as of September 7, 2001, by and among JDA Software Group, Inc., E3 Acquisition Corp., E3 Corporation and certain shareholders of E3 Corporation.

3.1***	—	Second Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated June 12, 1998.

3.2***	—	First Amended and Restated Bylaws.

4.1*	—	Specimen Common Stock certificate.

4.2*(1)	—	Stock Redemption Agreement among the Company, James D. Armstrong and Frederick M. Pakis dated March 30, 1995.

10.1*(1)	—	Form of Indemnification Agreement.

10.2*(1)	—	1995 Stock Option Plan, as amended, and form of agreement thereunder.

10.3°°(1)	—	1996 Stock Option Plan, as amended.

10.4*(1)	—	1996 Outside Directors Stock Option Plan and forms of agreement thereunder.

10.5*** (1)	—	Employment Agreement between James D. Armstrong and JDA Software Group, Inc. dated January 1, 1998.

10.8#(1)	—	1998 Nonstatutory Stock Option Plan.

10.9#(1)	—	1998 Employee Stock Purchase Plan.

10.10†	—	1999 Employee Stock Purchase Plan.

10.11***	—	Lease Agreement between Opus West Corporation and JDA Software Group, Inc. dated April 30, 1998, together with First Amendment dated June 30, 1998.

10.12**	—	Software License Agreement dated as of June 4, 1998 by and between Comshare, Incorporated and JDA Software, Inc.

10.14°°°°(2)	—	Value-Added Reseller License Agreement for Uniface Software between Compuware Corporation and JDA Software Group, Inc. dated April 1, 2000, together with Product Schedule No. Two dated September 28, 2001.

10.15*(1)	—	JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 1995.

10.17***(1)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and Kristen L. Magnuson, amending certain stock options granted to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on September 11, 1997 and January 27, 1998.

10.18††(1)	—	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the From of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement)

10.19†††(1)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.20°(1)(3)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.21°(1)(3)	—	Form of Nonstatutory Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.22°(1)(4)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1995 Stock Option Plan

10.23°(1)(5)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan

10.24°(1)(6)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan

10.25°°°	—	Secured Loan Agreement between JDA Software Group, Inc. and Silvon Software, Inc. dated May 8, 2001, together with Secured Promissory Note and Security Agreement.

99.1	—	Certification of Chief Executive Officer

99.2	—	Certification of Chief Financial Officer

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

**	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1998, as filed on June 19, 1998.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.

†	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, as filed on August 19, 1999.

††	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998.

†††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed on November 13, 1998.

#	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, as filed on March 31, 1998.

##	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2000, as filed on March 1, 2000.

###	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2001, as filed on September 21, 2001.

°	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.

°°	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed on April 2, 2001.

°°°	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, as filed on August 14, 2001.

°°°°	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 29, 2002.

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(2)	Confidential treatment has been granted as to part of this exhibit.

(3)	Applies to James D. Armstrong.

(4)	Applies to Hamish N. Brewer and Gregory L. Morrison.

(5)	Applies to Hamish N. Brewer, Peter J. Charness, Scott D. Hines, Gregory L. Morrison and David J. Tidmarsh.

(6)	Applies to Senior Executive Officers with the exception of James D. Armstrong and Kristen L. Magnuson.