Form 10-Q
period 2002-09-30
JDA SOFTWARE GROUP INC
filed 2002-11-12
CIK 1006892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES  ☒        NO  ☐

         The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 28,414,746 as of November 8, 2002.

JDA SOFTWARE GROUP, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$65,485	$51,865

Marketable securities	24,341	12,140

Accounts receivable, net	52,095	60,943

Income tax receivable	727	3,798

Deferred tax asset	7,570	6,980

Prepaid expenses and other current assets	14,801	10,750

Total current assets	165,019	146,476

Property and Equipment, net	20,330	21,950

Goodwill	59,801	55,192

Other Intangibles, net	58,415	61,670

Promissory Note Receivable	3,036	3,354

Marketable Securities	2,061	—

Total assets	$308,662	$288,642

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$5,644	$2,857

Accrued expenses and other liabilities	17,301	32,963

Deferred revenue	26,196	17,562

Total current liabilities	49,141	53,382

Deferred Tax Liability	3,222	10,810

Stockholders’ Equity:

Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—

Common stock, $.01 par value; authorized, 50,000,000 shares; issued 28,654,053 and 27,035,935 shares, respectively	287	270

Additional paid-in capital	237,759	214,589

Retained earnings	26,403	18,423

Accumulated other comprehensive loss	(5,434)	(6,138)

	259,015	227,144

Less treasury stock, at cost, 239,702 and 239,000 shares, respectively	(2,716)	(2,694)

Total stockholders’ equity	256,299	224,450

Total liabilities and stockholders’ equity	$308,662	$288,642

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

REVENUES:

Software licenses	$10,801	$15,581	$48,620	$47,858

Maintenance services	14,851	9,996	41,875	28,080

Product revenues	25,652	25,577	90,495	75,938

Consulting services	21,825	24,341	69,568	70,507

Reimbursed expenses	1,935	1,855	6,083	4,572

Service revenues	23,760	26,196	75,651	75,079

Total revenues	49,412	51,773	166,146	151,017

COST OF REVENUES:

Cost of software licenses	140	411	1,264	1,816

Amortization of acquired software technology	1,069	776	3,178	1,922

Cost of maintenance services	3,605	2,829	10,453	7,650

Cost of product revenues	4,814	4,016	14,895	11,388

Cost of consulting services	15,158	17,382	47,757	51,640

Reimbursed expenses	1,935	1,855	6,083	4,572

Cost of service revenues	17,093	19,237	53,840	56,212

Total cost of revenues	21,907	23,253	68,735	67,600

GROSS PROFIT	27,505	28,520	97,411	83,417

OPERATING EXPENSES:

Product development	10,370	8,716	31,175	24,374

Sales and marketing	9,196	8,444	29,851	26,030

General and administrative	6,395	6,475	21,130	18,202

Amortization of intangibles	711	1,358	2,137	3,858

Purchased in-process research and development	—	2,200	800	2,361

Restructuring, asset disposition and other charges	—	—	1,295	749

Total operating expenses	26,672	27,193	86,388	75,574

OPERATING INCOME	833	1,327	11,023	7,843

Other income, net	342	537	1,344	2,223

INCOME BEFORE INCOME TAXES	1,175	1,864	12,367	10,066

Income tax provision	417	690	4,387	3,716

NET INCOME	$758	$1,174	$7,980	$6,350

BASIC EARNINGS PER SHARE	$.03	$.05	$.29	$.26

DILUTED EARNINGS PER SHARE	$.03	$.05	$.27	$.25

SHARES USED TO COMPUTE:

Basic earnings per share	28,316	25,334	27,927	24,857

Diluted earnings per share	28,677	25,967	29,273	25,236

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

NET INCOME	$758	$1,174	$7,980	$6,350

OTHER COMPREHENSIVE INCOME (LOSS):

Unrealized holding gain (loss) on marketable securities available for sale, net	18	8	(1)	30

Foreign currency translation income (loss)	(1,616)	(1,874)	705	(3,147)

COMPREHENSIVE INCOME (LOSS)	$(840)	$(692)	$8,684	$3,233

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months
	Ended September 30,

	2002	2001

OPERATING ACTIVITIES:

Net income	$7,980	$6,350

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	11,584	11,754

Provision for doubtful accounts	2,900	2,891

Tax benefit – stock options and employee stock purchase plan	6,762	513

Net loss on disposal of property and equipment	30	114

Write-off of purchased in-process research and development	800	2,361

Deferred income taxes	(9,011)	342

Changes in assets and liabilities:

Accounts receivable	5,938	(3,752)

Income tax receivable	3,066	(453)

Prepaid expenses and other current assets	(4,803)	900

Accounts payable	2,782	(1,673)

Accrued expenses and other liabilities	(8,901)	1,814

Deferred revenue	8,620	281

Net cash provided by operating activities	27,747	21,442

INVESTING ACTIVITIES:

Purchase of marketable securities	(31,256)	—

Sales of marketable securities	7,641	2,500

Maturities of marketable securities	9,352	11,809

Purchase of J•Commerce, Inc.	(4,170)	—

Purchase of Zapotec Software, Inc.	—	(1,250)

Purchase of Neo Vista Decision Series	—	(4,938)

Purchase of E3 Corporation, net of cash acquired	—	(18,348)

Payment of direct costs related to the acquisition of E3 Corporation	(8,261)	(4,175)

Issuance of promissory note receivable	—	(3,500)

Payments received on promissory note receivable	318	99

Purchase of property and equipment	(4,998)	(4,943)

Proceeds from disposal of property and equipment	290	552

Net cash (used in) provided by investing activities	(31,084)	(22,194)

FINANCING ACTIVITIES:

Issuance of common stock — stock option plan	12,275	2,495

Issuance of common stock — employee stock purchase plan	4,150	3,400

Purchase of treasury stock	(22)	(875)

Retirement of E3 line of credit, notes payable, and long-term debt	—	(8,166)

Payments on capital lease obligations	(239)	(82)

Net cash provided by financing activities	16,164	(3,228)

Effect of exchange rates on cash	793	(900)

Net increase (decrease) in cash and cash equivalents	13,620	(4,880)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	51,865	60,794

CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,485	$55,914

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months
	Ended September 30,

	2002	2001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:

Interest	$39	$48

Income taxes	$3,617	$2,306

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

Acquisition of J•Commerce, Inc.:

Software technology	$(2,060)

In-process research and development	(800)

Goodwill	(1,325)

Total acquisition cost of J•Commerce, Inc.	(4,185)

Accruals for direct costs related to the transaction	15

Total cash expended to acquire J•Commerce, Inc.	$(4,170)

Acquisition of Zapotec Software, Inc.:

Fair value of current assets acquired		$(14)

Software technology and other intangibles		(1,293)

In-process research and development		(161)

Fair value of current liabilities assumed		218

Cash used to purchase Zapotec Software, Inc.		$(1,250)

Acquisition of Neo Vista Decision Series:

Fair value of fixed assets acquired		$(5)

Software technology and other intangibles		(2,956)

Goodwill		(2,727)

Fair value of current liabilities assumed		750

Cash used to purchase Neo Vista Decision Series		$(4,938)

Acquisition of E3 Corporation:

Fair value of current assets acquired		$(14,036)

Fair value of fixed assets acquired		(2,402)

Goodwill		(35,350)

Software technology and other intangibles		(38,000)

In-process research and development		(2,200)

Fair value of current liabilities assumed		12,868

Deferred revenue		2,205

Fair value of long-term debt assumed		1,627

Deferred tax liability, net		15,164

Total acquisition cost of E3 Corporation		(60,124)

Reserves for direct costs related to the transaction		15,909

Issuance of common stock		24,215

Cash acquired		1,652

Cash used to purchase E3 Corporation		$(18,348)

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)

1. Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of JDA Software Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

         Certain reclassifications have been made to the September 30, 2001 interim financial statements in order to conform to the September 30, 2002 presentation.

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

         The following table reconciles net income and earnings per share as reported for the three and nine month periods ended September 30, 2002 and 2001 to net income and earnings per share as adjusted to exclude amortization expense, net of taxes, related to goodwill and other intangible assets that are no longer being amortized

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Reconciliation of reported net income:

Reported net income	$758	$1,174	$7,980	$6,350

Pro forma amortization adjustments:

Goodwill	—	495	—	1,405

Assembled workforce	—	98	—	397

Trademarks	—	8	—	23

Adjusted net income	$758	$1,775	$7,980	$8,175

Basic earnings per share:

Reported net income	$.03	$.05	$.29	$.26

Pro forma amortization adjustments:

Goodwill	—	.02	—	.06

Assembled workforce	—	—	—	.01

Trademarks	—	—	—	—

Adjusted net income	$.03	$.07	$.29	$.33

Diluted earnings per share:

Reported net income	$.03	$.05	$.27	$.25

Pro forma amortization adjustments:

Goodwill	—	.02	—	.06

Assembled workforce	—	—	—	.01

Trademarks	—	—	—	—

Adjusted net income	$.03	$.07	$.27	$.32

Shares used to compute:

Basic earnings per share	28,316	25,334	27,927	24,857

Diluted earnings per share	28,677	25,967	29,273	25,236

         During the three months ended September 30, 2002 we recorded an additional $903,000 in goodwill as a result of certain final adjustments made to the estimated fair values of assets acquired and liabilities assumed in the acquisition of E3 Corporation (“E3”) in September 2001. The increase results primarily from a reduction in the amount of deferred tax asset recorded on this transaction to reflect our revised estimate of the anticipated future tax benefits from acquisition costs incurred and research and development credits. No goodwill was impaired or written-off during the three months ended September 30, 2002. As of September 30, 2002, goodwill, which includes the unamortized balance of assembled workforce that was reclassified to goodwill effective January 1, 2002, has been allocated to our reporting units as follows: $42.1 million to Retail Enterprise Systems, $1.3 million to In-Store Systems, and $16.4 million to Collaborative Solutions.

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

         We reassessed the useful lives of intangible assets other than goodwill during the three-month period ended March 31, 2002. Except for trademarks, no adjustments have been made to the useful lives of our intangible assets. Substantially all of our capitalized trademarks were acquired in connection with the acquisition of E3, which are not directly tied to another asset or group of assets; however, we did acquire software technology and customer lists in connection with the E3 acquisition. Although the underlying software technology and customer install-base may change and evolve over time, we intend to indefinitely develop next generation products under the E3 trademark.

Beginning January 1, 2002, we assigned indefinite useful lives to our E3 trademarks, and ceased amortization, as we believe that there are no legal, regulatory, contractual, competitive, economic, or other factors that would limit the useful life of our trademarks and we expect the trademarks to contribute to our cash flows indefinitely. In accordance with SFAS 142, we test our trademarks for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. We completed an initial impairment test on trademarks during the three-month period ended March 31, 2002 and found no indication of impairment.

                  Intangible assets other than goodwill consist of the following:

	September 30, 2002		December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:

Customer Lists	$36,348	$(5,186)	$36,348	$(3,048)

Software technology	31,721	(8,168)	30,496	(5,826)

Unamortized intangible assets:

Trademarks	3,700	—	3,784	(84)

	$71,769	$(13,354)	$70,628	$(8,958)

                  Amortization of customer lists is computed on a straight-line basis over estimated useful lives ranging from 10 to 13 years. These intangible assets were all acquired in business combinations over the last four years. Our valuation process during the acquisitions, and the third party appraisals we obtained to support our allocation of the purchase price to these assets, were based upon the projected economic life of the customer base which were based on the historical turnover of the customer base. The historical life experiences of the acquired companies that were utilized in the valuations support the economic lives used, as does the Company’s historical experience with similar customer accounts for products that have been developed internally. The Company has reviewed the customer attrition rates for each significant acquired customer group to ensure that the rate of attrition is not increasing and that revisions to our estimates of life expectancy are not required.

                  Amortization of software technology is reported as a cost of product revenues in accordance with Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”). We use the amortization amount for each product that is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on.

                  Amortization expense for the nine-month period ended September 30, 2002 was $5.3 million. We expect amortization expense for the remainder of 2002 and for the next four years to be as follows:

2002 (3 months)	1,781

2003	7,122

2004	7,122

2005	6,872

2006	6,694

                  We have adopted the guidance of Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-14 (“EITF No. 01-14”), Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. EITF No. 01-14 requires the reclassification of reimbursed expenses in both service revenues and cost of service revenues in our consolidated statements of income beginning January 1, 2002. We previously classified reimbursed expenses as a reduction in the cost of consulting services. The adoption of EITF No. 01-14 does not impact our total gross profit or operating income, but it does increase total revenues, and as a result, slightly reduces our gross profit and operating margin percentages. Reimbursed expenses were $1.9 million and $6.1 million in the three and nine-month periods ended September 30, 2002, respectively. In addition, we have reclassified $1.9 million and $4.6 million in reimbursed expenses to service revenues and cost of service revenues in the consolidated statements of income for the three and nine-month periods ended September 30, 2001, respectively.

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

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 (“EITF No. 94-3”), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under SFAS No. 146, the liability for costs associated with exit or disposal activities is recognized and measured at fair value when the liability is incurred, rather than at the date of a company’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. We intend to adopt SFAS No. 146 effective January 1, 2003.

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

         The total acquisition cost of $4.2 million, which includes the purchase price of $4 million plus $185,000 in direct costs related to the transaction, was allocated to the acquired assets and liabilities based on their estimated fair values and in accordance with SFAS No. 141 and SFAS No. 142. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Software technology	$2,060

In-process research and development	800

Goodwill	1,325

Total acquisition cost of J•Commerce	4,185

Accruals for direct costs related to the acquisition	(15)

Total cash expended to acquire J•Commerce	$4,170

The allocated value for in-process research and development of $800,000 was expensed at the date of acquisition.

4. Earnings per Share

         Earnings per share for the three and nine-month periods ended September 30, 2002 and 2001 is calculated as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Net income	$758	$1,174	$7,980	$6,350

Shares – Basic earnings per share	28,316	25,334	27,927	24,857

Dilutive common stock equivalents	361	633	1,346	379

	28,677	25,967	29,273	25,236

Basic earnings per share	$.03	$.05	$.29	$.26

Diluted earnings per share	$.03	$.05	$.27	$.25

5. Restructuring, Asset Disposition and Other Merger Related Charges

         We expect to record a restructuring charge of approximately $4.5 million in fourth quarter 2002 related to the reorganization of the Company to increase its focus on bringing value to its customers, that will result in a net workforce reduction of approximately 170 full-time employees (“FTE”) and certain office closures. The workforce reduction will include certain employees involved in product development (59 FTE), consulting and client support services (57 FTE), sales and marketing (30 FTE), and administrative functions (24 FTE). As part of this reorganization, we also expect to incur approximately $2.6 million in costs to relocate certain product development and customer support employees based in offices around the United States and the United Kingdom to our corporate headquarters during first half 2003. We will recognize these relocation costs in income from continuing operations as they are incurred. We do expect, however, that certain product development and customer support employees will choose not to relocate to our corporate headquarters and as a result, these employees will also receive termination benefits in fourth quarter 2002. The reorganization and workforce reduction will allow us to reallocate our resources in response to a fundamental shift in the way we develop product and bring it to market, as well as to changes in the demand for the various types of products we sell, the length of implementation efforts required and associated skill requirements. In addition, the workforce reduction will enable us to better align our cost structure during the current economic downturn, which has adversely impacted our revenues, elongated our selling cycles, and delayed, suspended or reduced the demand for certain of our products. We expect to reduce our annual operating costs by approximately $10 million to $12 million through this reorganization and restructuring effort. All employees impacted by the reduction in force for this initiative will be notified of their termination and the related benefits during the quarter ending December 31, 2002.

         During second quarter 2002, we recorded a $1.3 million restructuring charge related to a workforce reduction of 53 full-time employees (“FTE”). The workforce reduction included certain employees involved in implementation and maintenance services (32 FTE), product development activities (2 FTE), sales and marketing (16 FTE), and administrative functions (3 FTE). All workforce reductions associated with these charges were made on or before June 30, 2002. We expect all remaining amounts to be paid out on or before June 30, 2003.

Description of the	Initial	Cash	Loss on	Non-cash	Adjustments to	Balance at
charge	Reserve	Charges	disposal of assets	Charges	Expense	September 30, 2002

Severance, benefits and related legal costs	$1,295	$(1,062)	$—	$—	$—	$233

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

	Initial	Cash	Loss on	Non-cash	Adjustments to	Balance at
Description of the charge	Reserve	Charges	disposal of assets	Charges	Expense	September 30, 2002

Severance, benefits and related legal costs	$727	$(727)	$—	$—	$—	$—

Office closure costs	50	(42)	—	(4)	—	4

Other Charges	208	(208)	—	—	—	—

Total	$985	$(977)	$—	$(4)	$—	$4

6. Stock Repurchase Program

         In July 2002, our Board of Directors authorized the repurchase of up to two million shares of our outstanding common stock. Under this repurchase program, we may periodically repurchase common shares during a one-year period ending July 22, 2003 on the open market at prevailing market prices. As of September 30, 2002, we have not repurchased any shares of our common stock under this program.

7. E3 Acquisition Reserves

         In conjunction with the E3 acquisition in September 2001, we recorded initial acquisition reserves of approximately $14.5 million for restructuring charges and other direct costs associated with the acquisition. These costs relate primarily to facility closures, employee severance, investment banker fees, and legal and accounting costs. We subsequently increased the purchase price and the E3 acquisition reserves by $1.4 million during 2002 based on our revised estimates of the restructuring costs to exit the activities of E3 and the other direct costs of the acquisition. The remaining acquisition reserves, which are included in accrued expenses and other liabilities on the balance sheet, were approximately $1.6 million and $8.5 million at September 30, 2002 and December 31, 2001, respectively.

         Cash charges and adjustments recorded against the reserves are as follows:

			Balance at			Balance at
	Initial	Cash	December 31,	Cash	Adjustments	September 30,
Description of charge	Reserve	Charges	2001	Charges	to Reserve	2002

Restructuring charges under EITF 95-3:

Facility termination and sublease costs	$4,689	$(305)	$4,384	$(4,562)	$1,129	$951

Employee severance and termination benefits	4,351	(997)	3,354	(3,065)	184	473

Termination payments to distributors	500	(95)	405	—	(305)	100

E3 user group and trade show cancellation fees	84	(72)	12	—	(12)	—

Direct costs under SFAS 141:

Legal and accounting costs	2,344	(2,024)	320	(594)	350	76

Investment banker fees	2,119	(2,119)	—	—	—	—

Due diligence fees and expenses	350	(336)	14	(40)	26	—

Filing fees, appraisal services and transfer taxes	110	(100)	10	—	(10)	—

Total	$14,547	$(6,048)	$8,499	$(8,261)	$1,362	$1,600

         The facility termination and sublease costs are costs of a plan to exit an activity of an acquired company as described in Financial Accounting Standards Board Emerging Issues Task Force Issue No. 95-3 (“EITF No. 95-3”), Recognition of Liabilities in Connection with a Purchase Business Combination, and include the estimated costs of management’s plan to shut down nine offices of E3 shortly after the acquisition date. These costs have no future economic benefit to the Company and are incremental to the other costs incurred by the Company or E3. Immediately following the consummation of the E3 acquisition, the Company engaged real estate advisers and began the necessary activities to shut down the offices and sublet the locations or negotiate early termination agreements with the various landlords. The most significant E3 facility (the former Corporate Headquarters) was difficult to sublet and in July 2002 we settled with the landlord by paying a $3.4 million lease termination fee. This resulted in a $950,000 adjustment to the facility termination and sublease costs acquisition reserve. The remaining amounts in this reserve are being paid out as the leases and related subleases run through their remaining terms, ranging from 10 to 13 months.

         Employee severance and termination benefits are costs resulting from a plan to involuntarily terminate employees from an acquired company as described in EITF No. 95-3. As of the consummation date of the acquisition, executive management approved a plan to involuntarily terminate approximately 31% of the 338 full time employees of E3. In the first three months following the consummation of the E3 acquisition, management completed the assessment of which employees would be involuntarily terminated and communicated the termination arrangements to the affected employees in accordance with statutory requirements of the local jurisdictions in which the employees were located. We expect all amounts for these exit costs to be paid out before June 30, 2003.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Revenues:

United States	$29,019	$27,882	$95,933	$84,385

Europe	12,989	11,725	44,013	32,604

Asia/Pacific	4,858	8,357	15,494	19,533

Canada	1,934	1,937	8,226	7,708

Latin America	1,226	2,685	4,290	8,285

Total international	21,007	24,704	72,023	68,130

Sales and transfers among regions	(614)	(813)	(1,810)	(1,498)

Total revenues	$49,412	$51,773	$166,146	$151,017

	September 30,	December 31,
	2002	2001

Identifiable assets:

United States	$237,086	$217,980

Europe	50,807	48,336

Asia/Pacific	10,144	9,961

Canada	6,182	6,093

Latin America	4,443	6,272

Total international	71,576	70,662

Total identifiable assets	$308,662	$288,642

         We have organized our business segments around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry:

•	Retail Enterprise Systems include corporate level merchandise management, planning and forecasting systems that enable retailers to optimize their inventory control, product mix, pricing and promotional strategies, automate demand forecasting and replenishment, and enhance the productivity and accuracy of warehouse processes. In addition, Retail Enterprise Systems include a comprehensive set of tools for analyzing business results and trends, tracking customer shopping patterns, space management, trade allowance and promotional program management, monitoring strategic plans and tactical decisions.

•	In-Store Systems include point-of-sale, e-commerce and back office applications that enable retailers to capture, analyze and transmit certain sales, store inventory and other operational information to corporate level merchandise management systems using hand-held, radio frequency devices, point-of-sale workstations or via the Internet. In-Store Systems also include Store Portals that provide retailers with the ability to access enterprise information on their merchandise management systems, via the Internet, and execute associated processes to support their store operations.

•	Collaborative Solutions include applications that enable business-to-business collaborative planning, forecasting and replenishment between retailers and their suppliers. Collaborative Solutions, which currently include some of our Retail Enterprise Systems applications, when used by suppliers, as well as collaboration specific applications, optimize the sharing of plans and information between trading partners and supply chain decisions in such areas as inventory replenishment, marketing/promotions, sales planning/execution and category management.

         A summary of the revenues, operating income (loss), and depreciation attributable to each of these business segments for the three and nine-month periods ended September 30, 2002 and 2001 is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Revenues:

Retail Enterprise Systems	$32,063	$41,303	$112,907	$116,532

In-Store Systems	6,237	5,547	20,473	19,107

Collaborative Solutions	11,112	4,923	32,766	15,378

	$49,412	$51,773	$166,146	$151,017

Operating income (loss):

Retail Enterprise Systems	$5,437	$9,381	$24,331	$25,123

In-Store Systems	802	410	5,009	2,939

Collaborative Solutions	1,700	1,569	7,045	4,951

Other (see below)	(7,106)	(10,033)	(25,362)	(25,170)

	$833	$1,327	$11,023	$7,843

Depreciation:

Retail Enterprise systems	$1,432	$1,628	$4,394	$4,695

In-Store systems	312	314	879	1,045

Collaborative Solutions	383	117	996	234

	$2,127	$2,059	$6,269	$5,974

Other:

Amortization of intangible assets	$711	$1,358	$2,137	$3,858

In-process research and development charge	—	2,200	800	2,361

Restructuring, asset disposition and other charges	—	—	1,295	749

General and administrative expenses	6,395	6,475	21,130	18,202

	$7,106	$10,033	$25,362	$25,170

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

         This Quarterly Report on Form 10-Q contains forward-looking statements reflecting management’s current forecast of certain aspects of our future. It is based on current information that we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward-looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, numbers of personnel, strategic relationships with third parties, acquisitions and strategy. The forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “intend,” “believe,” “should,” “would,” “could,” “anticipate” or other words that convey uncertainty of future events or outcomes. In particular, we provide our belief that consulting services revenue will decline sequentially each quarter until the demand for host merchandising systems and the related implementation services returns or until economic conditions improve, that we expect to record a restructuring charge of approximately $4.5 million in fourth quarter 2002 and to incur $2.6 million in relocation costs in the first half of 2003, our belief that the reorganization and restructuring efforts announced in fourth quarter 2002 will result in a $10 million to $12 million reduction in our operating costs, our belief that sales activity with “Tier 1” retail customers will continue to contribute to revenues in future periods, our estimated effective tax rate for 2002,our belief that the current audits of our 1998 and 1999 Federal Income Tax Returns will not result in any material adjustments, the estimated effect the application of the non-amortization provisions of SFAS No. 142 will have on amortization expense, our intentions to combine the J•Commerce point-of-sale software technology with our Internet-based Store Portal applications to provide a complementary product strategy with Win/DSS, and our belief that our consolidation of development activities to our Corporate Headquarters will enhance development timeframes and reduce costs in 2003. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Quarterly Report on Form 10-Q, which you should read carefully. We would particularly refer you to the section under the heading “Certain Risks” for an extended discussion of the risks confronting our business. The forward-looking statements in this Quarterly Report on Form 10-Q should be considered in the context of these risk factors.

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

Significant Trends and Developments in Our Business

         Economic Conditions. We believe that negative economic conditions, threat of a US war with Iraq and the disruption caused by the September 11 attack have affected the demand for our products and the length of our sales cycles. We continue to be concerned about weak and uncertain economic conditions, consolidations and the disappointing results of retailers in certain of our geographic regions. The retail industry will be adversely impacted if negative economic conditions or fear of a war with Iraq or additional terrorists’ attacks persist for an extended period of time. Weak and uncertain economic conditions have in the past, and may in the future, negatively impact our revenues, elongate our selling cycles, and delay, suspend or reduce the demand for our products. As a result, it is difficult in the current economic environment to predict exactly when specific software licenses will close within a six to nine month time frame. For example, in third quarter 2002 we experienced delays in the execution of nearly all large software license contracts valued at $1 million or higher which caused our reported revenues for the three months ended September 30, 2002 to be below our previously published guidance. We are unable to predict if or when these contracts may be executed. In addition, we believe that pricing pressure has increased in response to the economic downturn, which could cause us to offer more significant discounts, or in some cases to lose potential business to competitors willing to offer what we believe to be overly aggressive discounts. Further, weak and uncertain economic conditions could cause a deterioration of our customers’ creditworthiness in the future and impair our customers’ ability to pay for our products or services or cause an increase in bankruptcy filings in our customer base. Any of these factors could adversely impact our business, quarterly or annual operating results and financial condition.

         Impact of the E3 Corporation Acquisition. In September 2001 we completed the acquisition of E3 Corporation (“E3”) for a total cost of $60.1 million, which includes $20 million in cash and the exchange of 1,600,080 shares of our unregistered common stock for all of the outstanding stock of E3 held by the former shareholders of E3, as well as $15.9 million in restructuring costs to exit certain activities of E3, fees and direct costs associated with the acquisition. The E3 product suite consists of inventory optimization systems, including E3Trim, a warehouse and distribution center forecasting and replenishment solution, and E3Slim, a store level forecasting and replenishment solution; advanced analytic solutions such as Consumer Outlook!, a data mining application for consumer behavior patterns, and Pin Point!, an application that refines seasonal profile assignments; and certain collaborative planning, forecasting and replenishment (“CPFR”) solutions, which today include 107 live trading partners and enable manufacturers, distributors and retailers to work from a single, shared demand forecast. By acquiring E3, we believe we immediately gained market share in the inventory replenishment space. Importantly, approximately 80% of E3’s client base is non-retail and we have accelerated our CPFR initiatives by gaining an immediate presence in the wholesale and distribution industries. Total revenues in our Collaborative Solutions business segment have increased 113% in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, primarily because of the new products that E3 had developed for this evolving market.

         E3 represented 20% of our total revenues for the nine months ended September 30, 2002 compared to 2% in the nine months ended September 30, 2001. During the nine months ended September 30, 2002, E3 contributed $14.1 million, $24.9 million, $9.2 million and $34 million to our software license revenues, product revenues, service revenues and total revenues, respectively. Excluding E3, software license revenues, product revenues, consulting services revenues, and total revenues decreased 24%, 10%, 11% and 10%, respectively in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

         New Products and Expanded Markets. We invested $35.4 million in the nine months ended September 30, 2002 and approximately $246 million from 1998 to 2001 in new product development and the acquisition of complementary products while remaining profitable and cash flow positive from operations. We released enhanced versions of our core software products during the past two years and introduced new value-added web-based applications such as Store Portals, Affinity and AdPlan. In addition, the acquisitions of Arthur, Intactix, Zapotec, NeoVista Decision Series and E3 have expanded our product offerings and provided us with collaborative applications that address new vertical market opportunities with the manufacturers and wholesalers who supply our traditional retail customers. The Collaborative Solutions business segment, which includes sales of software license and services to customers outside our historical retail market, provided 20% of our total revenues in the nine months ended September 30, 2002 compared to 10% in the nine months ended September 30, 2001. Although we continue to focus on the “Tier 2” retail market we have experienced increased sales activity with “Tier 1” retail customers with annual sales in excess of $5 billion in the last two years that we expect to continue to contribute to revenue in future periods. We believe our strategy of expanding our product portfolio and increasing the scalability of our products has been the key element in attracting “Tier 1” retail customers and we believe that it has resulted in a steady pattern of new customers licensing multiple products, as well as enhanced back-selling opportunities in our install base.

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

         We Have Lowered Our Consulting Services Revenue Outlook. Consulting services revenue, including the reclassification of reimbursed expenses, was flat in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. An $8.6 million increase in consulting services revenue from the E3 product line between the comparable nine-month periods was substantially offset by a decrease in consulting services revenue from implementation of host merchandising systems. Consulting services revenue typically lags the recognition of software revenues by as much as one year. We believe the average implementation times for our software products have declined due to increased training and expertise in our consulting organization, and as a direct result of the investments we have made over the past three years to increase the functionality, stability, scalability, integration and ease of implementation of the products in the JDA Portfolio. Furthermore, much of the demand for our products is associated with our analytic and optimization products that require lower levels of services to implement. As a result of these changes in our business and product revenue mix, our consulting services revenue has declined sequentially in each of the last four quarters and we expect that our consulting services revenue will continue to decline sequentially each quarter until the demand for host merchandising systems and the related implementation services returns, or until economic conditions improve.

         Consulting services margins, including the reclassification of reimbursed expenses in both service revenues and cost of service revenues, increased to 29% in the nine months ended September 30, 2002 compared to 25% in the nine months ended September 30, 2001. This increase results primarily from lower incentive compensation payments and higher average billing rates in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, offset in part by lower utilization rates. The lower utilization rates are a result of deteriorating economic conditions which have decreased the overall demand for our services, the shift in demand away from host merchandising systems towards our analytic and optimization products, and improved integration and shorter implementation timeframes of the products in the JDA Portfolio. During second quarter 2002 we reduced our consulting services headcount by approximately 10% in order to preserve our utilization rates, consulting margins and overall profitability with the lower consulting services revenue outlook for 2002. During the fourth quarter of 2002, we will reduce our consulting services headcount by approximately 13% in connection with our reorganization and restructuring of the company (See “We Have and Will Record Restructuring Charges to Reorganize our Company and to Re-align Our Cost Structure”).

         Strong Financial Position. We generated $27.7 million in positive cash flow from operations during the nine months ended September 30, 2002 and we continue to maintain a strong financial position with $92 million in cash, cash equivalents and marketable securities, and no debt.

         We Have and Will Record Restructuring Charges to Reorganize our Company and to Re-Align Our Cost Structure. We recorded a $1.3 million restructuring charge in second quarter 2002. The restructuring initiatives involved a workforce reduction of 53 full-time employees, primarily in the consulting services function in the United States, Europe, Canada and Latin America. All workforce reductions associated with this charge were made on or before June 30, 2002.

         We expect to record a restructuring charge of approximately $4.5 million in fourth quarter 2002 related to the reorganization of the Company to increase its focus on bringing value to its customers, that will result in a net workforce reduction of approximately 170 full-time employees (“FTE”) and certain office closures. The workforce reduction will include certain employees involved in product development (59 FTE), consulting and client support services (57 FTE), sales and marketing (30 FTE), and administrative functions (24 FTE). As part of this reorganization, we also expect to incur approximately $2.6 million in costs to relocate certain product development and customer support employees based in offices around the United States and the United Kingdom to our corporate headquarters during first half 2003. We will recognize these relocation costs in income from continuing operations as they are incurred. We do expect, however, that certain product development and customer support employees will choose not to relocate to our corporate headquarters and as a result, these employees will also receive termination benefits in fourth quarter 2002. The reorganization and workforce reduction will allow us to reallocate our resources in response to a fundamental shift in the way we develop product and bring it to market, as well as to changes in the demand for the various types of products we sell, the length of implementation efforts required and associated skill requirements. In addition, the workforce reduction will enable us to better align our cost structure during the current economic downturn, which has adversely impacted our revenues, elongated our selling cycles, and delayed, suspended or reduced the demand for certain of our products. We expect to reduce our annual operating costs by approximately $10 million to $12 million through this reorganization and restructuring effort. All employees impacted by the reduction in force for this initiative will be notified of their termination and the related benefits during the quarter ending December 31, 2002.

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

We license software under non-cancelable agreements and provide related services, including consulting, training and customer support. We recognize revenue in accordance with Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition, as amended and interpreted by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants. We adopted Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements, during first quarter 2000. SAB 101 provides further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenue in financial statements. The adoption of SAB 101 did not have a material impact on our licensing or revenue recognition practices.

Software license revenue is recognized when a license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. If a software license contains an undelivered element, the vendor-specific objective evidence (“VSOE”) of fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. The undelivered elements are primarily training, consulting and maintenance services. VSOE of fair value for training and consulting services is based upon standard hourly rates charged when those services are sold separately. VSOE of fair value for maintenance is the price the customer will be required to pay when it is sold separately (that is, the renewal rate). In addition, if a software license contains customer acceptance criteria or a cancellation right, the software revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. Payments for our software licenses are typically due in installments within twelve months from the date of delivery. Although infrequent, where software license agreements call for payment terms of twelve months or more from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied.

Consulting and training services are separately priced, are generally available from a number of suppliers, and are not essential to the functionality of our software products. Consulting services, which include project management, system planning, design and implementation, customer configurations, and training are billed on both an hourly basis and under fixed price contracts. Consulting services revenue billed on an hourly basis is recognized as the work is performed. Training revenues are recognized when the training is provided and is included in consulting revenues in the Company’s consolidated statements of income. Under fixed price contracts, consulting services revenue is recognized using the percentage of completion method of accounting by relating hours incurred to date to total estimated hours at completion.

We have from time to time provided software and consulting services under fixed price contracts that require the achievement of certain milestones and payment terms in these contracts are generally tied to customer acceptance of the milestones. The revenue under such arrangements is recognized as the milestones are achieved or upon customer acceptance. We believe that milestones are a proper measure of progress under these contracts, as the milestones approximate the percentage of completion method of accounting.

Customer support services include post contract support and the rights to unspecified upgrades and enhancements. Maintenance revenues from ongoing customer support services are billed on a monthly basis and recorded as revenue in the applicable month, or on an annual basis with the revenue being deferred and recognized ratably over the maintenance period.

If an arrangement includes multiple elements, the fees are allocated to the various elements based upon VSOE of fair value, as described above.

•	Accounts Receivable. Consistent with industry practice and to be competitive in the retail software marketplace, we typically provide installment payment terms on most software license sales. Software licenses are generally due in installments within twelve months from the date of delivery. All significant customers are reviewed for creditworthiness before the Company licenses its software and we do not sell our software or recognize any license revenue unless we believe that collectibility is probable in accordance with the requirements of paragraph 8 in SOP 97-2. The Company has a history of collecting software payments when they come due without providing refunds or concessions. Consulting services are billed bi-weekly and maintenance services are billed annually or monthly. If a customer becomes significantly delinquent or its credit deteriorates, we put the accounts on hold and do not recognize any further services revenue (and in most cases we withdraw support and/or our implementation staff) until the situation has been resolved

We do not have significant billing or collection problems. Although infrequent and unpredictable, from time to time certain of our customers have filed bankruptcy and the Company has had to refund the pre-petition amounts collected and settle for less than the face value of its remaining receivable pursuant to a bankruptcy court order. In these situations, as soon as it becomes probable that the net realizable value of the receivable is impaired, the Company provides reserves on the receivable. In addition, the Company monitors economic conditions in the various geographic regions in which it operates to determine if general reserves or adjustments to its credit policy in a region are appropriate for deteriorating conditions that may impact the net realizable value of our receivables.

•	Intangible Assets. Our business combinations typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

•	Stock-Based Compensation. We do not record compensation expense for options granted to our employees as all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma disclosure on an annual basis of net income (loss) and net income (loss) per common share for employee stock option grants made as if the fair-value method defined in SFAS No. 123 had been applied.

•	Income Taxes. Our income tax policy records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We follow specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.

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

         We also adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) effective January 1, 2002. SFAS No. 142 addresses how intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 also requires that goodwill and certain other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Upon adoption, we ceased amortization of goodwill and certain other intangible assets we recorded in business combinations prior to June 30, 2001. The application of the non-amortization provisions of SFAS No. 142 will reduce amortization expense by approximately $3.8 million in 2002, increasing net income by approximately $2.5 million.

         During the three months ended September 30, 2002 we recorded an additional $903,000 in goodwill as a result of certain final adjustments made to the estimated fair values of assets acquired and liabilities assumed in the acquisition of E3 in September 2001. The increase results primarily from a reduction in the amount of deferred tax asset recorded on this transaction to reflect our revised estimate of the anticipated future tax benefits from acquisition costs incurred and research and development credits. No goodwill was impaired or written-off during the three months ended September 30, 2002. As of September 30, 2002, goodwill, which includes the unamortized balance of assembled workforce that was reclassified to goodwill effective January 1, 2002, has been allocated to our reporting units as follows: $42.1 million to Retail Enterprise Systems, $1.3 million to In-Store Systems, and $16.4 million to Collaborative Solutions.

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

         We reassessed the useful lives of intangible assets other than goodwill during the three-month period ended March 31, 2002. Except for trademarks, no adjustments have been made to the useful lives of our intangible assets. Substantially all of our capitalized trademarks were acquired in connection with the acquisition of E3. We do not believe the expected useful life of the E3 trademarks is directly tied to another asset or group of assets; however, we did acquire software technology and customer lists in connection with the E3 acquisition. Although the underlying software technology and customer install-base may change and evolve over time, we intend to indefinitely develop next generation products under the E3 trademark. Beginning January 1, 2002, we assigned indefinite useful lives to our E3 trademarks, and ceased amortization, as we believe that there are no legal, regulatory, contractual, competitive, economic, or other factors that would limit the useful life of our trademarks and we expect the trademarks to contribute to our cash flows indefinitely. In accordance with SFAS 142, we test our trademarks for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. We completed an initial impairment test on trademarks during the three-month period ended March 31, 2002 and found no indication of impairment.

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

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 (“EITF No. 94-3”), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under SFAS No. 146, the liability for costs associated with exit or disposal activities is recognized and measured initially at fair value only when the liability is incurred, rather than at the date the Company committed to the exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. We intend to adopt SFAS No. 146 effective January 1, 2003.

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

Three months ended September 30, 2002 Compared to Three months ended September 30, 2001

         Revenues consist of product revenues and consulting services revenue, including reimbursed expenses, which represented 52% and 48%, respectively, of total revenues in the three months ended September 30, 2002 compared to 49% and 51%, respectively in the three months ended September 30, 2001. Total revenues for the three months ended September 30, 2002 were $49.4 million, a decrease of $2.4 million, or 5%, from the $51.8 million reported in the three months ended September 30, 2001. Total revenues for the three months ended September 30, 2002 include $9.6 million in revenues from the E3 product line, which was acquired in September 2001, compared to $3.4 million in the three months ended September 30, 2001. Excluding E3, product revenues, consulting services revenue including reimbursed expenses, and total revenues decreased 19%, 17%, and 18%, respectively in the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

Product Revenues

         Software Licenses. Software license revenues for the three months ended September 30, 2002 decreased 31% to $10.8 million from $15.6 million in the three months ended September 30, 2001. E3 software license revenues for the three months ended September 30, 2002 increased 37% to $3 million from $2.2 million in the three months ended September 30, 2001. Excluding E3, software license revenues decreased 42% in the three months ended September 30, 2002 compared to the three months ended September 30, 2001, primarily as a result of a softening demand for substantially all of the applications in our Retail Enterprise Systems business segment. The retail industry appears to remain cautious with their level of investment in information technology during the current difficult economic cycle, due perhaps to poor macroeconomic conditions and uncertainty related to potential terrorist activities and the threat of a US war with Iraq. In addition, subsequent to the September 11 attack, we believe retailers have changed their buying behavior and that this has resulted in a fundamental shift in the mix of demand for the various types of products we sell. Software license sales in the Retail Enterprise Systems business segment, excluding E3, decreased 70% in the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Demand for our In-store Systems and Collaborative Solutions software products has remained strong with increases of 37% and 167%, respectively in the three months ended September 30 2002 compared to the three months ended September 30, 2001.

         Domestic software license revenues decreased 25% in the three months ended September 30, 2002 compared to the three months ended September 30, 2001, primarily as result of a softening demand for substantially all of the applications in our Retail Enterprise Systems business segment. Domestic E3 software license revenues in the three months ended September 30, 2002 were flat with the three months ended September 30, 2001. International software license revenues decreased 36% in the three months ended September 30, 2002 compared to the three months ended September 30, 2001. E3 international software license revenues for the three months ended

September 30, 2002 increased to $1.8 million from $1.1 million in the three months ended September 30, 2001. Excluding E3, international software license revenues for the three months ended September 30, 2002 decreased 54% compared to the three months ended September 30, 2001, primarily due to decreases in software license sales in Asia/Pacific and Latin America.

         Maintenance Services. Maintenance services revenue for the three months ended September 30, 2002 increased 49% to $14.9 million from $10 million in the three months ended September 30, 2001. E3 maintenance services revenues for the three months ended September 30, 2002 increased to $4.2 million from $672,000 in the three months ended September 30, 2001. Excluding E3, maintenance services revenue increased 14% due to increases in the install base for our other product lines.

Consulting Services

         Consulting services revenue, including the reclassification of reimbursed expenses, for the three months ended September 30, 2002 decreased 9% to $23.8 million from $26.2 million in the three months ended September 30, 2001. E3 consulting services revenues for the three months ended September 30, 2002 increased to $2.3 million from $541,000 in the three months ended September 30, 2001. Excluding E3, consulting services revenue decreased 17% in the three months ended September 30, 2002 compared to the three months ended September 30, 2001, primarily as a result of a decrease in consulting services revenue from implementation of host merchandising systems. Consulting services revenue typically lags the recognition of software revenues by as much as one year. We believe the average implementation times for our software products have declined due to increased training and expertise in our consulting organization, and as a direct result of the investments we have made over the past three years to increase the functionality, stability, scalability, integration and ease of implementation of the products in the JDA Portfolio. Furthermore, much of the demand for our products is associated with our analytic and optimization products that require lower levels of services to implement. As a result of these changes in our business and product revenue mix, our consulting services revenue has declined sequentially in each of the last four quarters and we expect that our consulting services revenue will continue to decline sequentially each quarter until the demand for host merchandising systems and the related implementation services returns, or until economic conditions improve.

Business Segment Revenues

         Total revenues in our Retail Enterprise Systems business segment decreased 22% to $32.1 million in the three months ended September 30, 2002 from $41.3 million in the three months ended September 30, 2001. E3 revenues in this business segment increased 96% in the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Excluding E3, total revenues in this business segment decreased 31% in the three months ended September 30, 2002 compared to the three months ended September 30, 2001, primarily due to a softening demand for substantially all applications in our Retail Enterprise Systems business segment. Sales of host merchandising and merchandise planning systems tend to be more heavily impacted during slow economic periods, as retailers are often reluctant to make substantial investments due to the slower expected return on investment. In addition, these products typically have longer implementation time frames and our services group often performs the implementation services. Thus, the decline in software sales for these products is also having a negative impact on our consulting services revenue. The Retail Enterprise Systems business segment represented 65% of our total revenues in the three months ended September 30, 2002 compared to 80% in the three months ended September 30, 2001.

         Total revenues in our In-Store Systems business segment increased 12% to $6.2 million in the three months ended September 30, 2002 from $5.5 million in the three months ended September 30, 2001, due to increases in software license sales, maintenance services, and consulting services revenues. The In-Store Systems business segment represented 13% of total revenues in the three months ended September 30, 2002 compared to 11% in the three months ended September 30, 2001.

         Total revenues in our Collaborative Solutions business segment increased 126% to $11.1 million in the three months ended September 30, 2002 from $4.9 million in the three months ended September 30, 2001. Revenues from E3 accounted for 57% of the dollar increase in this business segment. Excluding E3, total revenues in this business segment increased 63% in the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The Collaborative Solutions business segment represented 22% of total revenues in the three months ended September 30, 2002 compared to 10% in the three months ended September 30, 2001.

Geographic Revenues

         Total revenues in the United States increased 4% to $29 million in the three months ended September 30, 2002 from $27.9 million in the three months ended September 30, 2001. The increase includes the favorable impact of an increase in E3 revenues in this region in the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Excluding E3, total revenues in this region decreased 10% in the three months ended September 30, 2002 compared to the three months ended September 30, 2001, due to a 31% decrease in software license revenues and a 10% decrease in consulting services revenues, offset in part by a 17% increase in maintenance services revenues.

         Total revenues in Europe increased 11% to $13 million in the three months ended September 30, 2002 from $11.7 million in the three months ended September 30, 2001. The increase includes the favorable impact of an increase in E3 revenues in this region in the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Excluding E3, total revenues in this region decreased 12% in the three months ended September 30, 2002 compared to the three months ended September 30, 2001, due to a 14% decrease in software license revenue and a 21% decrease in consulting services revenue, offset in part by an 11% increase in maintenance services revenue.

         Total revenues in Asia/Pacific decreased 42% to $4.9 million in the three months ended September 30, 2002 from $8.4 million in the three months ended September 30, 2001 due to a 69% decrease in software license revenues and a 30% decrease in consulting services revenue primarily due to decreases in revenue from ongoing implementations in Australia and Japan.

         Total revenues in Canada were $1.9 million in the three months ended September 30, 2002 compared to $1.9 million in the three months ended September 30, 2001. Total revenues include the favorable impact of an increase in E3 revenues in this region in the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Excluding E3, total revenues in this region decreased 10% in the three months ended September 30, 2002 compared to the three months ended September 30, 2001, due to a 27% decrease in software license revenue and a 13% decrease in consulting services revenue, offset in part by a 7% increase in maintenance services revenue.

         Total revenues in Latin America decreased 54% to $1.2 million in the three months ended September 30, 2002 from $2.7 million in the three months ended September 30, 2001 due to an 84% decrease in software license revenues and a 24% decrease in consulting services revenues.

Cost of Product Revenues

         Cost of Software Licenses. Cost of software licenses was $140,000, or 1% of software license revenues in the three months ended September 30, 2002 compared to $411,000, or 3% of software license revenues in the three months ended September 30, 2001. The decrease results from fewer software products sold in the three months ended September 30, 2002 that incorporate functionality from third party software providers and require the payment of royalties.

         Amortization of Acquired Software Technology. Amortization of acquired software technology was $1.1 million in the three months ended September 30, 2002 compared to $776,000 in the three months ended September 30, 2001. The increase results primarily from an increase in amortization on software technology acquired from E3 in September 2001.

         Cost of Maintenance Services. Cost of maintenance services increased 27% to $3.6 million, or 24% of maintenance services revenue, in the three months ended September 30, 2002 from $2.8 million, or 28% of maintenance services revenue, in the three months ended September 30, 2001. The increase results primarily from the acquisition of E3 in September 2001 and the addition of headcount in the customer support function to support our growing installed client base, offset in part by lower incentive compensation costs.

Cost of Consulting Services

         Cost of consulting services, including the reclassification of reimbursed expenses, decreased 11% to $17.1 million in the three months ended September 30, 2002 from $19.2 million in the three months ended September 30, 2001. This decrease results from an 8% decrease in average consulting services headcount and lower incentive compensation costs in the three months ended September 30 2002 compared to the three months ended September 30, 2001. As of September 30, 2002 there were 516 individuals involved in our consulting services function.

Gross Profit

         Gross profit for the three months ended September 30, 2002 decreased 4% to $27.5 million, or 56% of total revenues, from $28.5 million, or 55% of total revenues, in the three months ended September 30, 2001. The decrease in gross profit dollars results from the 5% decrease in total revenues. The improvement in the gross margin percentage results primarily from higher product revenues as a percentage of total revenues in the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Software licenses and maintenance services revenue have higher margins than service revenues. In addition, consulting services margins, which include the reclassification of reimbursed expenses in both service revenues and cost of service revenues, improved to 28% in the three months ended September 30, 2002 compared to 27% in the three months ended September 30, 2001. This increase results primarily from lower incentive compensation costs and higher average billing rates in the three months ended September 30, 2002 compared to the three months ended September 30, 2001, offset in part by lower utilization rates. The lower utilization rates are a result of deteriorating economic conditions that have decreased the demand for our services, the shift in demand away from host merchandising systems towards analytic and optimization products that have lower implementation requirements, together with improved integration and shorter implementation timeframes of the products in the JDA Portfolio.

Operating Expenses

         Operating expenses, excluding amortization of intangibles, purchased in-process research and development and restructuring, asset disposition, and other merger related charges, increased 10% to $26 million, or 53% of total revenues, in the three months ended September 30, 2002 from $23.6 million, or 46% of total revenues, in the three months ended September 30, 2001. The primary reason for this increase is a 14% increase in average headcount due to the acquisitions of E3 and J• Commerce.

         Product Development. Product development expenses for the three months ended September 30, 2002 increased 19% to $10.4 million from $8.7 million in the three months ended September 30, 2001. Product development expense as a percentage of product revenues was 40% in the three months ended September 30, 2002 compared to 34% in the three months ended September 30, 2001. The increase in product development expense results primarily from the cost of full-time employees added in connection with the acquisitions E3 in September 2001, and J• Commerce in April 2002, and the addition of full-time employees involved in the ongoing enhancement of the JDA Portfolio and the development of further CPFR applications, offset in part by lower incentive compensation costs. Our average product development headcount increased 43% in third quarter 2002 compared to third quarter 2001 and as of September 30, 2002 there were 383 individuals involved in this function. In November 2002, we announced our intent to relocate substantially all product development activities to our Corporate headquarters in order to take advantage of certain synergies and efficiencies available as we migrate our suite of products to Microsoft’s .Net architecture. While this consolidation will result in some near term disruption, we believe that we will experience enhanced development timeframes and reduced costs in 2003 as a result of this change. We also believe development of our software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

         Sales and Marketing. Sales and marketing expenses for the three months ended September 30, 2002 increased 9% to $9.2 million from $8.4 million in the three months ended September 30, 2001. Sales and marketing expense as a percentage of total revenues was 19% in the three months ended September 30, 2002 compared to 16% in the three months ended September 30, 2001. The increase in sales and marketing expenses results from an increase in quota carrying sales representatives, due primarily to the acquisition of E3 in September 2001. This increase was offset in part by lower commissions and related benefits due to lower software sales, and lower marketing costs. Our average sales and marketing headcount increased 20% in third quarter 2002 compared to third quarter 2001, and as of September 30, 2002 there were 173 individuals involved in this function, including 108 quota carrying sales personnel and related sales management.

         General and Administrative. General and administrative expenses for the three months ended September 30, 2002 were $6.4 million, or 13% of total revenues, which is flat with $6.5 million, or 12% of total revenues, in the three months ended September 30, 2001. During the three months ended September 30, 2002 compared to 2001, increases in legal, insurance and travel costs, due to prevailing economic conditions, were offset by a $741,000 decrease in our bad debt provision and lower incentive compensation costs. The provision for bad debts in the three months ended September 30, 2002 decreased to $500,000, or 1% of total revenues, compared to $1.2 million, or 2% of total revenues in the three months ended September 30, 2001, due to the decreases in total revenues, receivable balances, and days sales outstanding, which resulted from strong cash collections during third quarter 2002. There have been no significant changes in our credit policies or any significant new billing or collection problems with our customers. As of September 30, 2002 there were 153 individuals involved in the general and administrative function.

         Amortization of Intangibles. Amortization of intangibles for the three months ended September 30, 2002 was $711,000 compared to $1.4 million the three months ended September 30, 2001. The non-amortization provisions of SFAS No. 142 for goodwill and trademarks with indefinite useful lives reduced amortization expense by approximately $950,000 in the three months ended September 30, 2002, however, this was offset by new amortization related to the acquisitions of NeoVista in June 2001 and E3 in September 2001.

Operating Income

         Operating income decreased 37% to $833,000 in the three months ended September 30, 2002 from $1.3 million in the three months ended September 30, 2001. The decrease in operating income results primarily from an increase in average headcount and decreases in software licenses and consulting services revenue of 31% and 9%, respectively, in the three months ended September 30, 2002 compared to the three months ended September 30, 2001, which were offset in part by the 49% increase in maintenance services revenue and lower cost of consulting services revenue.

         Operating income in our Retail Enterprise Systems business segment decreased 42% to $5.4 million in the three months ended September 30, 2002 from $9.4 million in the three months ended September 30, 2001. The decrease results primarily from the softening demand for software license sales and consulting services, and reduced consulting service margins, offset in part by increases in maintenance services, and lower sales and marketing costs.

         Operating income in our In-Store Systems business segment increased 96% to $802,000 in the three months ended September 30, 2002 from $410,000 in the three months ended September 30, 2001. The increase results primarily from the increases in software license sales, maintenance services and consulting services revenues and increased consulting service margins in this business segment in the three months ended September 30, 2002 compared to the three months ended September 30, 2001, offset in part by an increases in product development and sales and marketing costs.

         Operating income in our Collaborative Solutions business segment increased 8% to $1.7 million in the three months ended September 30, 2002 from $1.6 million in the three months ended September 30, 2001. The increase results primarily from increases in software license sales, maintenance and consulting services revenues, offset in part by increases in sales and marketing and research and development costs to support our new CPFR initiatives.

Provision for Income Taxes

         Our effective income tax rate reflects statutory federal, state and foreign tax rates, partially offset by reductions for research and development expense tax credits. We currently expect an effective tax rate of 35.5% for 2002. From time to time, we may be subjected to audit by federal, state and/or foreign taxing authorities. The IRS is currently conducting an audit of our 1998 and 1999 Federal Income Tax Returns. We do not expect any material adjustments as a result of these audits.

Nine months ended September 30, 2002 Compared to Nine months ended September 30, 2001

         Revenues consist of product revenues and consulting services revenue, including reimbursed expenses, which represented 54% and 46%, respectively, of total revenues in the nine months ended September 30, 2002 compared to 50% and 50%, respectively in the nine months ended September 30, 2001. Total revenues for the nine months ended September 30, 2002 were $166.1 million, an increase of $15.1 million, or 10%, over the $151 million reported in the nine months ended September 30, 2001. Total revenues for the nine months ended September 30, 2002 include $34 million in revenues from the E3 product line compared to $3.4 million in the nine months ended September 30, 2001. We owned E3 for the full nine months ended September 30, 2002 as compared to three weeks during the nine months ended September 30, 2001. Excluding E3, product revenues, consulting services revenue, and total revenues, decreased 10%, 11% and 10%, respectively in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

Product Revenues

         Software Licenses. Software license revenues for the nine months ended September 30, 2002 increased 2% to $48.6 million from $47.9 million in the nine months ended September 30, 2001. E3 software license revenues for the nine months ended September 30, 2002 increased 531% to $14.1 million from $2.2 million in the nine months ended September 30, 2001 due primarily to the ownership of E3 for nine months versus three weeks. Excluding E3, software license revenues decreased 24% in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, primarily as a result of a decrease in demand for certain applications in our Retail Enterprise Systems business segment. The retail industry appears to remain cautious with their level of investment in information technology during the current difficult economic cycle, perhaps due to poor macroeconomic conditions, and uncertainty related to potential future terrorist attacks and the threat of a US war with Iraq. In addition, subsequent to the September 11 attack, we believe retailers have changed their buying behavior and that this has resulted in a fundamental shift in the mix of demand for the various types of products we sell. Software license revenues in the Retail Enterprise Systems business segment, excluding E3, decreased 38% in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 due primarily to a decrease in demand for our host merchandising and merchandise planning systems. Demand for our In-store Systems and Collaborative Solutions software products has remained strong with increases of 8% and 125%, respectively in the nine months ended September 30 2002 compared to the nine months ended September 30, 2001.

         Domestic software license revenues decreased 9% in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Excluding E3, domestic software license revenues for the nine months ended September 30, 2002 decreased 38% compared to the nine months ended September 30, 2001. This decrease results primarily from a decrease in software license revenues related to certain other Retail Enterprise Systems and In-Store Systems applications. International software license revenues increased 16% in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. E3 international software license revenues for the nine months ended September 30, 2002 increased to $5.6 million from $1.1 million in the nine months ended September 30, 2001. Excluding E3, international software license revenues for the nine months ended September 30, 2002 decreased 6% compared to the nine months ended September 30, 2001, primarily due to decreases in software license sales in Asia/Pacific and Latin America, offset in part by increases in software license sales in Europe and Canada.

         Maintenance Services. Maintenance services revenue for the nine months ended September 30, 2002 increased 49% to $41.9 million from $28.1 million in the nine months ended September 30, 2001. E3 maintenance services revenues for the nine months ended September 30, 2002 increased to $10.8 million from $672,000 in the three months ended September 30, 2001. Excluding E3, maintenance services revenue increased 13% due to increases in the install base for our other product lines.

Consulting Services

         Consulting services revenue, including the reclassification of reimbursed expenses, for the nine months ended September 30, 2002 were $75.7 million which is flat compared with $75.1 million in the nine months ended September 30, 2001. E3 consulting services revenues for the nine months ended September 30, 2002 increased to $9.2 million from $541,000 in the nine months ended September 30, 2001 primarily due to the longer period of ownership. Excluding E3, consulting services revenue decreased 11% in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, primarily as a result of a decrease in consulting services revenue from implementation of host merchandising systems. Consulting services revenue typically lags the recognition of software revenues by as much as one year. We believe the average implementation times for our software products have declined due to increased training and expertise in our consulting organization, and as a direct result of the investments we have made over the past three years to increase the functionality, stability, scalability, integration and ease of implementation of the products in the JDA Portfolio. Furthermore, much of the growth in demand for our products is associated with our analytic and optimization products that require lower levels of services to implement. As a result of these changes in our business and product revenue mix, our consulting services revenue has declined sequentially in each of the last four quarters and we expect that our consulting services revenue will continue to decline sequentially each quarter until the demand for host merchandising systems and the related implementation services returns, or until economic conditions improve.

Business Segment Revenues

         Total revenues in our Retail Enterprise Systems business segment decreased 3% to $112.9 million for the nine months ended September 30, 2002 from $116.5 million in the nine months ended September 30, 2001. E3 revenues in this business segment increased 586% in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Excluding E3, total revenues in this business segment decreased 17% in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, primarily due to a decline in demand for host merchandising and merchandise planning systems. Sales of host merchandising and merchandise planning systems tend to be more heavily impacted during slow economic periods, as retailers are often reluctant to make substantial investments due to the slower expected return on investment. In addition, these products typically have longer implementation time frames and our services group often performs the implementation services. Thus, the decline in software sales for these products is also having a negative impact on our consulting services revenue. The Retail Enterprise Systems business segment represented 68% of our total revenues in the nine months ended September 30, 2002 compared to 77% in the nine months ended September 30, 2001.

         Total revenues in our In-Store Systems business segment increased 7% to $20.5 million in the nine months ended September 30, 2002 from $19.1 million in the nine months ended September 30, 2001. Increased demand for our Internet-based Store Portal applications was partially offset by a decrease in sales of Win/DSS. In-Store Systems such as Win/DSS tend to be heavily impacted during slow economic periods as the implementation of a new point-of-sale system usually requires a substantial hardware investment. The In-Store Systems business segment represented 12% of total revenues in the nine months ended September 30, 2002 compared to 13% in the nine months ended September 30, 2001.

         Total revenues in our Collaborative Solutions business segment increased 113% to $32.8 million in the nine months ended September 30, 2002 from $15.4 million in the nine months ended September 30, 2001. Revenues from E3 accounted for 83% of the dollar increase in this business segment. Excluding E3, total revenues in this business segment increased 20% in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 primarily due to an increase in revenues from the Intactix product line to non-retail customers. The Collaborative Solutions business segment represented 20% of total revenues in the nine months ended September 30, 2002 compared to 10% in the nine months ended September 30, 2001.

Geographic Revenues

         Total revenues in the United States increased 14% to $95.9 million in the nine months ended September 30, 2002 from $84.4 million in the nine months ended September 30, 2001. The increase includes the favorable impact of an increase in E3 revenues in this region in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Excluding E3, total revenues in this region decreased 11% in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, due to a 38% decrease in software license revenues and a 3% decrease in consulting services revenues, offset in part by an 14% increase in maintenance services revenue.

         Total revenues in Europe increased 35% to $44 million in the nine months ended September 30, 2002 from $32.6 million in the nine months ended September 30, 2001. The increase includes the favorable impact of an increase in E3 revenues in this region in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Excluding E3, total revenues in this region increased 5% in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, due to a 24% increase in software license revenues and a 7% increase in maintenance services revenue, offset in part by a 7% decrease in consulting services revenue.

         Total revenues in Asia/Pacific decreased 21% to $15.5 million in the nine months ended September 30, 2002 from $19.5 million in the nine months ended September 30, 2001 due to a 34% decrease in software license revenues and a 24% decrease in consulting services revenue primarily due to decreases in revenues from ongoing implementations in Australia and Japan.

         Total revenues in Canada increased 7% to $8.2 million in the nine months ended September 30, 2002 from $7.7 million in the nine months ended September 30, 2001. Total revenues include the favorable impact of an increase in E3 revenues in this region in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Excluding E3, total revenues in this region increased 2% in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, due to a 64% increase in software license revenues and a 4% increase in maintenance services revenue, offset in part by a 22% decrease in consulting services revenue.

         Total revenues in Latin America decreased 48% to $4.3 million in the nine months ended September 30, 2002 from $8.3 million in the nine months ended September 30, 2001, due to a 69% decrease in software license revenues and a 44 % decrease in consulting services revenue.

Cost of Product Revenues

         Cost of Software Licenses. Cost of software licenses was $1.3 million, or 3% of software license revenues in the nine months ended September 30, 2002 compared to $1.8 million, or 4% of software license revenues in the nine months ended September 30, 2001. The decrease results from fewer software products sold in the nine months ended September 30, 2002 that incorporate functionality from third party software providers and require the payment of royalties.

         Amortization of Acquired Software Technology. Amortization of acquired software technology was $3.2 million in the nine months ended September 30, 2002 compared to $1.9 million in the nine months ended September 30, 2001. The increase results primarily from an increase in amortization on software technology acquired from E3 in September 2001.

         Cost of Maintenance Services. Cost of maintenance services increased 37% to $10.5 million, or 25% of maintenance services revenue, in the nine months ended September 30, 2002 from $7.6 million, or 27% of maintenance services revenue, in the nine months ended September 30, 2001. The increase results primarily from the acquisition of E3 in September 2001 and the addition of headcount in the customer support function to support our growing installed client base, offset in part by lower incentive compensation costs.

Cost of Consulting Services

         Cost of consulting services, including the reclassification of reimbursed expenses, decreased 4% to $53.8 million in the nine months ended September 30, 2002 from $56.2 million in the nine months ended September 30, 2001. This decrease results from a decrease in average consulting services headcount and lower incentive compensation costs in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

Gross Profit

         Gross profit for the nine months ended September 30, 2002 increased 17% to $97.4 million, or 59% of total revenues, from $83.4 million, or 55% of total revenues, in the nine months ended September 30, 2001. The increase in gross profit dollars results primarily from the 10% increase in total revenues. The improvement in the gross margin percentage results primarily from higher product revenues as a percentage of total revenues in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Software licenses and maintenance services revenue have higher margins than service revenues. In addition, consulting services margins, which include the reclassification of reimbursed expenses in both service revenues and cost of service revenues, improved to 29% in the nine months ended September 30, 2002 compared to 25% in the nine months ended September 30, 2001. This increase results primarily from lower incentive compensation costs and higher average billing rates in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, offset in part by lower utilization rates. The lower utilization rates are a result of deteriorating economic conditions that have decreased the demand for our services, the shift in demand away from host merchandising systems towards analytic and optimization products that have lower implementation requirements, together with improved integration and shorter implementation timeframes of the products in the JDA Portfolio. During second quarter 2002 we reduced our consulting services headcount by approximately 10% in order to preserve our utilization rates, consulting margins and overall profitability with the lower consulting services revenue outlook for 2002. During the fourth quarter 2002 we will reduce our consulting services headcount by another 13% (See “We Have and Will Record Restructuring Charges to Reorganize our Company and to Re-align Our Cost Structure”).

Operating Expenses

         Operating expenses, excluding amortization of intangibles, purchased in-process research and development and restructuring, asset disposition, and other merger related charges, increased 20% to $82.2 million, or 49% of total revenues, in the nine months ended September 30, 2002 from $68.6 million, or 45% of total revenues, in the nine months ended September 30, 2001. The increase in operating expenses results primarily from the cost of full-time employees added in connection with the acquisitions of Zapotec in February 2001, NeoVista in June 2001, E3 in September 2001, and J• Commerce in April 2002.

         Product Development. Product development expenses for the nine months ended September 30, 2002 increased 28% to $31.2 million from $24.4 million in the nine months ended September 30, 2001. Product development expense as a percentage of product revenues was 34% in the nine months ended September 30, 2002 compared to 32% in the nine months ended September 30, 2001. The increase in product development expense results primarily from the cost of full-time employees added in connection with the acquisitions of Zapotec in February 2001, NeoVista in June 2001, E3 in September 2001, and J• Commerce in April 2002, and the addition of full-time employees involved in the ongoing enhancement of the JDA Portfolio and the development of further CPFR applications, offset in part by lower incentive compensation costs.

         Sales and Marketing. Sales and marketing expenses for the nine months ended September 30, 2002 increased 15% to $29.9 million from $26 million in the nine months ended September 30, 2001. Sales and marketing expense as a percentage of total revenues was 18% in the nine months ended September 30, 2002 compared to 17% in the nine months ended September 30, 2001. The increase in sales and marketing expenses results from an increase in quota carrying sales representatives, due primarily to the acquisition of E3 in September 2001, and higher marketing costs, offset in part by lower commissions and related benefits.

         General and Administrative. General and administrative expenses for the nine months ended September 30, 2002 increased 16% to $21.1 million from $18.2 million in the nine months ended September 30, 2001. General and administrative expense, as a percentage of total revenues, was 13% in the nine months ended September 30, 2002 compared to 12% in the nine months ended September 30, 2001. The increase in general and administrative expense results from the acquisition of E3 in September 2001, additional full-time employees and outside contractors involved in the development and maintenance of our internal information systems, and higher legal, accounting, insurance and travel costs due to prevailing economic conditions, offset in part by lower incentive compensation costs. The provision for bad debts was $2.9 million, or 2% of total revenues, in each of the comparable nine-month periods.

         Amortization of Intangibles. Amortization of intangibles was $2.1 million in the nine months ended September 30, 2002 compared to $3.9 million in the nine months ended September 30, 2001. The non-amortization provisions of SFAS No. 142 for goodwill and trademarks with indefinite useful lives reduced amortization expense by approximately $2.9 million in the nine months ended September 30, 2002, however, this was offset by new amortization related to the acquisitions of NeoVista in June 2001 and E3 in September 2001.

         Purchased In-process Research and Development. We expensed $800,000 of purchased in-process research and development in the nine months ended September 30, 2002 in connection with the acquisition of

J•Commerce in April 2002. We expensed $2.4 million of purchased in-process research and development in the nine months ended September 30, 2001 in connection with the acquisitions of Zapotec in February 2001 ($161,000) and E3 in September 2001 ($2.2 million).

         Restructuring, Asset Disposition and Other Merger Related Charges. We recorded a $1.3 million restructuring charge in second quarter 2002. The restructuring initiatives involved a workforce reduction of 53 full-time employees, primarily in the consulting services function in the United States, Europe, Canada and Latin America. All workforce reductions associated with this charge were made on or before June 30, 2002. We recorded restructuring, asset disposition and other merger related charges of $749,000 in first quarter 2001. The restructuring initiatives involved a workforce reduction of 32 full-time employees certain implementation service groups, product development activities, sales and marketing, and administrative functions in the United States, Europe, Canada and Latin America. All workforce reductions associated with these charges were made on or before June 30, 2001. The first quarter 2001 charges also include other merger related charges of $208,000 for the write-off of certain merger and acquisition costs related to a potential acquisition that was abandoned.

Operating Income

         Operating income increased 41% to $11 million in the nine months ended September 30, 2002 from $7.8 million in the nine months ended September 30, 2001. The increase in operating income results from increases in software licenses and maintenance services revenues of 2% and 49%, respectively in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, offset in part by the $13.6 million, or 20% increase in operating expenses, excluding amortization of intangibles, purchased in-process research and development and restructuring charges.

         Operating income in our Retail Enterprise Systems business segment decreased 3% to $24.3 million for the nine months ended September 30, 2002 from $25.1 million in the nine months ended September 30, 2001. The decrease results from lower total revenues and increases in product development costs and costs of maintenance services in this business segment in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, offset in part by decreases in sales and marketing costs and costs of consulting services due to reduced headcounts and lower incentive compensation.

         Operating income in our In-Store Systems business segment increased 70% to $5 million in the nine months ended September 30, 2002 from $2.9 million in the nine months ended September 30, 2001. The increase results primarily from increases in software license sales, maintenance services and consulting services revenues and increased consulting service margins in this business segment in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, offset in part by an increases in product development costs.

         Operating income in our Collaborative Solutions business segment increased 42% to $7 million in the nine months ended September 30, 2002 from $5 million in the nine months ended September 30, 2001. The increase results primarily from increases in software license sales, maintenance services and consulting services revenues related to the E3 and Intactix product lines, offset in part by increases in sales and marketing and research and development costs to support our new CPFR initiatives.

Provision for Income Taxes

         Our effective income tax rate reflects statutory federal, state and foreign tax rates, partially offset by reductions for research and development expense tax credits. We currently expect an effective tax rate of 35.5% for 2002. From time to time, we may be subjected to audit by federal, state and/or foreign taxing authorities. The IRS is currently conducting an audit of our 1998 and 1999 Federal Income Tax Returns. We do not expect any material adjustments as a result of these audits.

Liquidity and Capital Resources

         We continue to finance our operations through cash generated from operations and the issuance of common stock under our employee stock option and employee stock ownership plans as noted below. We had working capital of $115.9 million at September 30, 2002 compared with $93.1 million at December 31, 2001. Cash and marketable securities at September 30, 2002 were $91.9 million, an increase of $27.9 million from the $64.0 million reported at December 31, 2001. Working capital and our cash and marketable securities balances increased in the nine months ended September 30, 2002 primarily as a result of cash provided by operating activities and the cash received from the issuance of common stock under our stock option and employee stock purchase plans.

         Operating activities provided cash of $27.7 million and $21.4 million in the nine months ended September 30, 2002 and 2001, respectively. Cash provided from operating activities in the nine months ended September 30, 2002 results primarily from net income of $8 million, $11.6 million of depreciation and amortization, a $2.9 million provision for doubtful accounts, a $6.8 million tax benefit from the exercise of stock options and shares purchased under the employee stock purchase plan, an $8.6 million increase in deferred revenues, and decreases in accounts receivable and income tax receivable, offset in part by a $9 million decrease in deferred income taxes, an increase in prepaid expenses and other current assets related to escrow amounts due from the E3 acquisition, refundable deposits for tenant improvements and normal seasonal fluctuations for payments, and an $8.9 million decrease in accrued expenses and other liabilities due primarily to lower sales commissions and incentive compensation payments. The $9 million decrease in deferred income taxes results from the reclassification of $6.6 million in foreign tax and research and development credit carry-forwards out of the income tax receivable accounts and into the deferred tax accounts as we do not expect them to be realized this year as a result of the downturn in demand for our software products in the second half of 2002 and the related reduced expectations for taxable income in 2002. In addition, we reclassified $2.3 million from the income tax receivable accounts to current deferred tax assets as we expect our anticipated tax losses for 2002 to be carried forward to 2003 due to reduced expectations for taxable income in 2002. Cash provided from operating activities in the nine months ended September 30, 2001 results primarily from net income of $6.3 million, $11.8 million of depreciation and amortization, a $2.9 million provision for doubtful accounts, and the $2.4 million write-off of purchased in-process research and development, offset in part by a $3.8 increase in accounts receivable. We had net receivables of $52.1 million, or 95 days sales outstanding (“DSOs”) at September 30, 2002 compared to $60.9 million, or 91 DSOs at December 31, 2001. The four-day increase in DSOs since year-end results primarily from the increase in deferred revenue during the nine months ended September 30, 2002 related to annual maintenance billings on the E3, Arthur and Intactix products. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including seasonality, shifts in customer buying patterns, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.

         Investing activities utilized cash of $31.1 million in the nine months ended September 30, 2002 and $22.2 million in the nine months ended September 30, 2001. Cash utilized by investing activities in the nine months ended September 30, 2002 results primarily from the net purchase of $14.3 million of marketable securities, the payment of $8.3 million in direct costs related to the acquisition of E3, a $4.2 million cash payment for the acquisition of J•Commerce, and $5 million in capital expenditures. Cash utilized by investing activities during the nine months ended September 30, 2001 results primarily from cash payments of $18.3 million, $4.9 million and $1.3 million for the acquisitions of E3, NeoVista and Zapotec, respectively, the payment of $4.2 million in direct costs related to the acquisition of E3, the issuance of a $3.5 million promissory note receivable, and $4.9 million in capital expenditures, offset in part by $14.3 million in sales and maturities of marketable securities.

         Financing activities provided cash of $16.2 million in the nine months ended September 30, 2002 and utilized cash of $3.2 million in the nine months ended September 30, 2001. Cash provided by financing activities in the nine months ended September 30, 2002 results primarily from the proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash utilized by financing activities in the nine months ended September 30, 2001 results primarily from the re-payment of the acquired E3 line of credit, notes payable and long-term debt and the repurchase of 76,500 shares of our outstanding stock under our stock repurchase program, offset in part by proceeds from the issuance of common stock under our stock option and employee stock purchase plans.

         Changes in the currency exchange rates of our foreign operations had the effect of increasing cash by $793,000 million in the nine months ended September 30, 2002 and reducing cash by $900,000 in the nine months ended September 30, 2001. We did not enter into any foreign exchange contracts or engage in similar hedging strategies during the nine months ended September 30, 2002 or 2001.

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

         In July 2002, our Board of Directors authorized the repurchase of up to two million shares of our outstanding common stock. Under this repurchase program, we may periodically repurchase common shares during a one-year period ending July 22, 2003 on the open market at prevailing market prices. As of September 30, 2002, we have not repurchased any shares of our common stock under this program.

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

Certain Risks

         Our Operating Results May Fluctuate Significantly, Which Could Adversely Affect the Price of Our Stock. Our quarterly operating results have varied and are expected to continue to vary in the future. If our quarterly operating results fail to meet management’s projections or analysts’ expectations, the price of our stock could decline. Many factors may cause these fluctuations, including:

•	demand for our software products and services, including the size and timing of individual contracts and our ability to recognize revenue with respect to contracts signed in the quarter, particularly with respect to our significant customers;

•	changes in the length of our sales cycle;

•	competitive pricing pressures;

•	customer order deferrals resulting from the anticipation of new products, economic uncertainty, disappointing operating results by the customer, or otherwise;

•	the timing of new software product introductions and enhancements to our software products or those of our competitors, and market acceptance of our new software products;

•	changes in our operating expenses;

•	changes in the mix of domestic and international revenues, or expansion or contraction of international operations;

•	our ability to complete fixed price consulting contracts within budget;

•	foreign currency exchange rate fluctuations;

•	integration issues associated with newly acquired businesses;

•	Operational issues resulting from corporate reorganizations (see “We May Encounter Difficulties Successfully Implementing the Corporate Reorganization We Announced in Fourth Quarter 2002”);

•	lower-than-anticipated utilization in our consulting services group as a result of reduced levels of software sales, reduced implementation times for our products, changes in the mix of demand for our software products, or other reasons; and

•	general industry and economic conditions, the September 11 terrorist attack, and the uncertainty related to potential future terrorist attacks or the threat of a US war with Iraq, which could negatively impact the industry, our customers’ ability to pay for our products and services, and which could potentially lead to an increased number of bankruptcy filings and/or bad debt charges.

         We believe it is likely that in some future quarter our operating results will vary from the expectations of public market analysts or investors. If this happens, or if adverse conditions prevail, or are perceived to prevail, with respect to our business, or generally, the price of our common stock may decline. Significant fluctuations have included, or may include in the future, the following:

•	A Decline in Overall Demand for Our Products or Services. We have in the past experienced a decline in overall demand for our products we believe as a result of:

»	cancelled or delayed purchasing decisions related to the September 11 terrorist attack and the uncertainty related to potential future terrorist attacks or the threat of a US war with Iraq;

»	the millennium change;

»	conversion to the Euro currency;

»	external and internal marketing issues;

»	increased competition;

»	elongated sales cycles;

»	a limited number of referenceable implementations in the early years of product release;

»	certain design and stability issues we may experience in earlier versions of our products; and/or

»	lack of desired features and functionality.

The retail industry appears to remain cautious with their level of investment in information technology during the current difficult economic cycle, perhaps due to poor macroeconomic conditions. We continue to be concerned about weak and uncertain economic conditions, consolidations and the disappointing results of retailers in certain of our geographic regions. The retail industry will be negatively impacted if negative economic conditions or fear of additional terrorists’ attacks or the threat of a US war with Iraq persists for an extended period of time. Weak and uncertain economic conditions have in the past, and may in the future, negatively impact our revenues, elongate our selling cycles, and delay, suspend or reduce the demand for our products. As a result, it is difficult in the current economic environment to predict exactly when specific software licenses will close within a six to nine month time frame. In addition, weak and uncertain economic conditions could impair our customers’ ability to pay for our products or services and we may experience an increased number of bankruptcy filings in our customer base. Any of these factors could adversely impact our business, quarterly or annual operating results and financial condition.

•	Our Gross Margins May Vary Significantly or Decline. Because the gross margins on product revenues (software licenses and maintenance services) are significantly greater than the gross margins on consulting services, our combined gross margin has fluctuated from quarter to quarter, and it may continue to fluctuate significantly based on revenue mix. Subsequent to the September 11 attack, we believe retailers have changed their buying behavior and that this has resulted in a fundamental shift in the mix of demand for the various types of products we sell. Demand for our host merchandising systems has declined and customers now appear to be more interested in buying analytic and optimization solutions that require lower levels of services to implement, enable lower inventory levels without reducing sales, and provide a quicker return on investment. The decline in software sales of host merchandising systems is having a corollary negative impact on our service revenues as consulting services revenue typically lags the performance of software revenues by as much as one year. As a result of this change in revenue mix, we expect that our consulting services revenue will continue to decline sequentially each quarter until the demand for host merchandising systems and the related implementation services returns, or until underlying economic conditions improve. In addition, our gross margins on consulting services revenue vary significantly with the rates at which we utilize our consulting personnel, and as a result, our overall gross margins will be adversely affected when there is not enough work to keep our consultants busy.

•	We May Misjudge When Software Sales Will Be Realized. Software license revenues in any quarter depend substantially upon contracts signed and the related shipment of software in that quarter. It is therefore difficult for us to accurately predict software license revenues. Because of the timing of our sales, we typically recognize the substantial majority of our software license revenues in the last weeks or days of the quarter, and we may derive a significant portion of our quarterly software license revenues from a small number of relatively large sales. In addition, it is difficult to forecast the timing of large individual software license sales with a high degree of certainty due to the extended length of the sales cycle and the generally more complex contractual terms that may be associated with such licenses that could result in the deferral of some or all of the revenue to future periods. Accordingly, large individual sales have sometimes occurred in quarters subsequent to when we anticipated. For example, in third quarter 2002 we experienced delays in the execution of nearly all large software license contracts valued at $1 million or higher which caused our reported revenues for the three months ended September 30, 2002 to be below our previously published guidance. We are unable to predict if or when these contracts may be executed. We expect these aspects of our business to continue. If we receive any significant cancellation or deferral of customer orders, or we are unable to conclude license negotiations by the end of a fiscal quarter, our operating results may be lower than anticipated. In addition, any weakening or uncertainty in the economy may make it more difficult for us to predict quarterly results in the future, and could negatively impact our business, operating results and financial condition for an indefinite period of time.

•	We May Not Be Able to Reduce Expense Levels If Our Revenues Decline. Our expense levels are based on our expectations of future revenues. Since software license sales are typically accompanied by a significant amount of consulting and maintenance services, and in addition to our sales and marketing staff, the size of our services organization must be managed to meet our anticipated software license revenues. As a result, we hire and train service personnel and incur research and development costs in advance of anticipated software license revenues. If software license revenues fall short of our expectations, or if we are unable to fully utilize our service personnel, our operating results are likely to decline because a significant portion of our expenses cannot be quickly reduced to respond to any unexpected revenue shortfall.

•	We May Encounter Difficulties Successfully Implementing the Corporate Reorganization We Announced in Fourth Quarter 2002. The reorganization to enable JDA become a more customer-focused company and to reduce our cost structure to better fit the current economic environment involves terminating a significant number of personnel both domestically and internationally, reassigning certain existing personnel and adding a number of new personnel. Because of the magnitude and complexity of this reorganization, we will likely encounter difficulties implementing the reorganization. Potential risks include, but are not limited to: (i) the possibility that we may not be able to successfully persuade enough key E3 and Arthur product development and support personnel to relocate to our corporate headquarters in Scottsdale, Arizona; (ii) the possible disruption in our operations caused by such a large and complex reorganization; (iii) the difficulty of accurately forecasting the timing, amount, and the nature of costs that we will incur in implementing the reorganization; and (iv) the possibility that we will not be able to successfully recruit appropriately skilled and experienced personnel to fill new positions.

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

         There May Be An Increase in Customer Bankruptcies Due to Weak Economic Conditions. While we do perform credit checks before we enter into software license agreements, we have in the past and may in the future be impacted by customer bankruptcies that occur in periods subsequent to the software license sale. During weak economic conditions, such as those currently being experienced in many geographic regions around the world, there is an increased risk that certain of our customers will file bankruptcy. When our customers file bankruptcy, we may be required to forego collection of pre-petition amounts owed and to repay amounts remitted to us during the 90-day preference period preceding the filing. Accounts receivable balances related to pre-petition amounts may in certain of these instances be large due to extended payment terms for software license fees, and significant billings for consulting and implementation services on large projects. The bankruptcy laws, as well as the specific circumstances of each bankruptcy, may severely limit our ability to collect pre-petition amounts, and may force us to disgorge payments made during the 90-day preference period. We also face risk from international customers which file for bankruptcy protection in foreign jurisdictions, in that the application of foreign bankruptcy laws may be less certain or harder to predict. Although we believe that we have sufficient reserves to cover anticipated customer bankruptcies, there can be no assurance that such reserves will be adequate, and if they are not adequate, our business, operating results and financial condition would be adversely affected.

         We May Have Difficulty Attracting and Retaining Skilled Personnel. Our success is heavily dependent upon our ability to attract, hire, train, retain and motivate skilled personnel, including sales and marketing representatives, qualified software engineers involved in ongoing product development, and consulting personnel who assist in the implementation of our products and services. The market for such individuals is competitive. For example, it may be particularly difficult to attract and retain product development personnel experienced in the Microsoft.Net platform since the .Net platform is a new and evolving technology. Given the critical roles of our sales, product development and consulting staffs, our inability to recruit successfully or any significant loss of key personnel would hurt us. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. We cannot guarantee that we will be able to retain our current personnel, attract and retain other highly qualified technical and managerial personnel in the future, or be able to assimilate the employees from any acquired businesses. We will continue to adjust the size and composition of the workforce in our services organization to match the different product and geographic demand cycles. If we are unable to attract and retain the necessary technical and managerial personnel, or assimilate the employees from any acquired businesses, our business, operating results and financial condition would be adversely affected.

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

         We Are Re-Writing Many of Our Products Onto The Microsoft .Net Platform, Which Has a Number of Significant Risks Given The Substantial Effort and Investment Involved in This Re-Write. We currently plan to migrate Portfolio Merchandise Management and Store Portals, as well as re-write E3Trim, E3Slim and our Arthur products using the Microsoft .Net development platform (“.Net Platform”). The first .Net products are not scheduled for commercial release until the end of 2003. We also plan to develop new products as well as shared code components using the .Net Platform. The risks of our commitment to the .Net Platform include, but are not limited to, the following: (i) the possibility that prospective customers will refrain from purchasing the current versions of products to be re-written because they are waiting for the .Net Platform versions; (ii) the possibility that our .Net Platform beta customers will not become favorable reference sites; (iii) adequate scalability of the .Net Platform for our largest customers; (iv) the ability of our development staff to learn how to efficiently and effectively develop products using the ..Net Platform; (v) successfully transitioning our installed base onto the .Net Platform when it is available; (vi) Microsoft’s ability to achieve market acceptance of the .Net platform; and (vii) Microsoft’s continued commitment to enhancing and marketing the .Net platform. We are attempting to mitigate some of the foregoing risks with the following strategies: (a) customers who are current on maintenance will receive .Net version of products as part of maintenance; (b) use of large beta customers to test and to demonstrate scalability; (c) use of the inherent component-based architecture that will enable us to manage changes to the code more efficiently; (d) business process programmers will focus on only certain components, which will isolate them from the overall complexity of the technology; and (e) use of a development methodology whereby we conduct a series of performance benchmarks throughout the development effort so that performance enhancements are made continuously throughout the project. Despite these efforts to mitigate the risks of the .Net Platform project, there can be no assurances that our efforts to re-write many of our current products and to develop new products using the .Net Platform will be successful. If the .Net Platform project is not successful, it likely will have a material adverse effect on our business, operating results and financial condition.

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

         There Are Many Risks Associated with International Operations. Our international revenues represented 43% of total revenues in the nine months ended September 30, 2002 as compared to 44% and 48% in 2001 and 2000, respectively. If our international operations grow, we must recruit and hire a number of new consulting, sales and marketing and support personnel in the countries we have or will establish offices. Our entry into new international markets typically requires the establishment of new marketing and distribution channels as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. The opening of our new offices typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. If we are less successful in a new market than we expect, we may not be able to realize an adequate return on our initial investment and our operating results could suffer. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, that we will be successful at hiring, training or retaining such personnel, or that we can expand our international operations in a timely manner.

         Our international business operations are subject to risks associated with international activities, including:

»	currency fluctuations;

»	unexpected changes in employment and other regulatory requirements;

»	tariffs and other trade barriers;

»	costs and risks of localizing products for foreign countries;

»	longer accounts receivable payment cycles in certain countries;

»	potentially negative tax consequences;

»	difficulties in staffing and managing geographically disparate operations;

»	greater difficulty in safeguarding intellectual property, licensing and other trade restrictions;

»	repatriation of earnings;

»	the burdens of complying with a wide variety of foreign laws; and

»	general economic conditions in international markets.

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

         We May Face Difficulties In Our Highly Competitive Markets, Particularly if the Current Weak Economic Conditions Persist. The markets for our software products are highly competitive. We believe the principal competitive factors are feature and functionality, product reputation and referenceable accounts, retail industry expertise, total solution cost, e-commerce capabilities and quality of customer support. We believe that pricing pressure has increased in response to the economic downturn, which could cause us to offer more significant discounts, or in some cases to lose potential business to competitors willing to offer what we believe to be overly aggressive discounts. We encounter competitive products from a different set of vendors in each of our primary product categories. Our Retail Enterprise Systems compete with internally developed systems, and with third-party developers such as Essentus, Inc., GERS, Inc., Marketmax, Inc., Micro Strategies Incorporated, NONSTOP Solutions, nsb Retail Systems PLC, Radius PLC, Retek, Inc., SAP AG, SVI Holdings, Inc., and others. In addition, new competitors may enter our markets and offer merchandise management systems or analytic and optimization applications that target the retail industry.

         The competition for our In-Store Systems is more fragmented than the competition for our Retail Enterprise Systems. We compete with major hardware equipment manufacturers such as ICL, NCR and IBM, as well as software companies such as 360 Commerce, CRS Business Computers, Datavantage, Inc., nsb Retail Systems PLC, Triversity, and others.

         Our current Collaborative Solutions compete with products from Marketmax, Inc., NONSTOP Solutions, AC Nielsen Corporation, i2 Technologies, Manugistics Group, Inc., Information Resources, Inc., Synchra Systems, and others.

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

         As we continue to develop or acquire e-commerce products and expand our business in the Collaborative Solutions area, we expect to face potential competition from business-to-business e-commerce application providers, including Ariba, Commerce One, Commercialware, i2 Technologies, Manugistics Group, Inc., Microsoft, Inc., Retek, Inc., SAP AG, Synchra Systems, Ecometry Corporation, and others. Some of our existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and other resources than we do, which could provide them with a significant competitive advantage over us. We cannot guarantee that we will be able to compete successfully against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.

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

         Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 43% of our total revenues in the nine months ended September 30, 2002, as compared with 44% in 2001. In addition, the identifiable net assets of our foreign operations totaled 23% of consolidated assets at September 30, 2002 as compared to 24% at December 31, 2001. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting unrealized foreign currency exchange gain of $705,000 in the nine months ended September 30, 2002, as compared with unrealized foreign currency exchange loss of $3.1 million in the nine months ended September 30, 2001. To date, we have not engaged in foreign currency hedging transactions. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net assets as of September 30, 2002, to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the September 30, 2002 rates would result in a currency translation loss of $2.4 million before tax.

         Interest rates. We invest our cash in a variety of financial instruments, including bank time deposits, and variable and fixed rate obligations of the U.S. Government and its agencies, states, municipalities, commercial paper and corporate bonds. These investments are denominated in U.S. dollars. We classify all of our investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on our investments is reflected in our financial statements under the caption “Other income, net.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to a change in interest rates. We hold our investment securities for purposes other than trading. The fair value of securities held at September 30, 2002 was $26.4 million, which is approximately the same as amortized cost, with interest rates generally ranging between 2% and 4%.

Item 4: Controls and Procedures

         Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of a date (the “Evaluation Date”) within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer have concluded that our disclosure controls and procedures are effective, but also concluded that there are certain weaknesses in our Information Technology area (“IT”), including access security and change control. We have dedicated resources to correcting these issues, and the corrections are expected to be completed by the end of next quarter. These weaknesses did not have a material impact on the accuracy of our financial statements.

         Changes in Internal Controls. There have been no significant changes in our internal controls, as such term is defined under Section 13(b) of the Exchange Act, or to our knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date, including corrective actions with regard to significant deficiencies and material weaknesses.

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

JDA SOFTWARE GROUP, INC.

Dated: November 11, 2002	By:	/s/ Kristen L. Magnuson

Kristen L. Magnuson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

FORM 10-Q CERTIFICATIONS

I, James D. Armstrong, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of JDA Software Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	By:	/s/ James D. Armstrong James D. Armstrong Chairman and Chief Executive Officer

I, Kristen L. Magnuson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of JDA Software Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	By:	/s/ Kristen L. Magnuson

Kristen L. Magnuson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #	Description of Document

2.1**	— Asset Purchase Agreement dated as of June 4, 1998, by and among JDA Software Group, Inc., JDA Software, Inc. and Comshare, Incorporated.

2.2##	— Asset Purchase Agreement dated as of February 24, 2000, by and among JDA Software Group, Inc., Pricer AB, and Intactix International, Inc.

2.3###	— Agreement and Plan of Reorganization dated as of September 7, 2001, by and among JDA Software Group, Inc., E3 Acquisition Corp., E3 Corporation and certain shareholders of E3 Corporation.

3.1	— Third Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated July 23, 2002.

3.2***	— First Amended and Restated Bylaws.

4.1*	— Specimen Common Stock certificate.

4.2*(1)	— Stock Redemption Agreement among the Company, James D. Armstrong and Frederick M. Pakis dated March 30, 1995.

10.1*(1)	— Form of Indemnification Agreement.

10.2*(1)	— 1995 Stock Option Plan, as amended, and form of agreement thereunder.

10.3••(1)	— 1996 Stock Option Plan, as amended.

10.4*(1)	— 1996 Outside Directors Stock Option Plan and forms of agreement thereunder.

10.5 (1)	— Executive Employment Agreement between James D. Armstrong and JDA Software Group, Inc. dated July 23, 2002.

10.7 (1)	— Employment Agreement between Kristen L. Magnuson and JDA Software Group, Inc. dated July 23, 2002.

10.8#(1)	— 1998 Nonstatutory Stock Option Plan.

10.9#(1)	— 1998 Employee Stock Purchase Plan.

10.10†	— 1999 Employee Stock Purchase Plan.

10.11***	— Lease Agreement between Opus West Corporation and JDA Software Group, Inc. dated April 30, 1998, together with First Amendment dated June 30, 1998.

10.12**	— Software License Agreement dated as of June 4, 1998 by and between Comshare, Incorporated and JDA Software, Inc.

10.14••••(2)
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

10.19†††(1)
— Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

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

10.25••••	— Secured Loan Agreement between JDA Software Group, Inc. and Silvon Software, Inc. dated May 8, 2001, together with Secured Promissory Note and Security Agreement.

99.1	— Certification of Chief Executive Officer

99.2	— Certification of Chief Financial Officer

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

**	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1998, as filed on June 19, 1998.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.

†	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, as filed on August 19, 1999.

††	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998.

†††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed on November 13, 1998.

#	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, as filed on March 31, 1998.

##	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2000, as filed on March 1, 2000.

###	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2001, as filed on September 21, 2001.

•	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.

••	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed on April 2, 2001.

•••	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, as filed on August 14, 2001.

••••	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 29, 2002.

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(2)	Confidential treatment has been granted as to part of this exhibit.

(3)	Applies to James D. Armstrong.

(4)	Applies to Hamish N. Brewer and Gregory L. Morrison.

(5)	Applies to Hamish N. Brewer, Peter J. Charness, Scott D. Hines, Gregory L. Morrison and David J. Tidmarsh.

(6)	Applies to Senior Executive Officers with the exception of James D. Armstrong and Kristen L. Magnuson.