Form 10-K
period 2002-12-31
JDA SOFTWARE GROUP INC
filed 2003-03-19
CIK 1006892

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, $0.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The approximate aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing sales price of such stock as reported by the NASDAQ Stock Market) on March 14, 2003 was $272,329,244. Excludes shares of common stock held by directors, officers and each person who holds 5% or more of the registrant’s common stock. Number of shares of common stock, $0.01 par value per share, outstanding as of March 14, 2003 was 28,575,483.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference

Portions of the Proxy Statement for the registrant’s 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K	Items 10, 11, 12 and 13 of Part III

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

PART I

Item 1.     Business

Overview

      We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, e-commerce, inventory optimization, and collaborative planning and forecasting requirements of the retail industry and its suppliers. Our solutions enable our customers to collect, manage, organize and analyze information throughout their retail enterprise, and to collaborate with suppliers and customers over the Internet at multiple levels within their organization. Our customers include more than 4,800 of the world’s leading retail, manufacturing, and wholesale organizations. We believe we have the largest retail customer installed base among our direct competitors, with more than 1,200 retail customers in over 60 countries. Our customers include many of the world’s leading retail, manufacturing and wholesale organizations including AEON Company Ltd., Anheuser-Busch Companies, Carrefour, Colgate-Palmolive, Dollar General Corporation, Energizer Holdings, Inc., The Estee Lauder Companies, Inc., Friskies PetCare UK Ltd., H. E. Butt Grocery Company The Limited, Michaels Stores, Office Depot International, Sodimac, Tesco and Wal-Mart. Our software solutions business is enhanced and supported by our retail and supplier specific professional services.

      We market our JDA Portfolio software solutions to over 3,300 retailers worldwide with annual sales of $100 million or more. Over 1,200 of these potential retail customers own at least one of our products. Our acquisitions of the Arthur Retail Business Unit (“Arthur”), Intactix International, Inc. (“Intactix”) and E3 Corporation (“E3”), has enabled us to expand our client base to include nearly 3,600 suppliers to the retail industry and added software applications that enable business-to-business collaborative planning, forecasting and replenishment (“CPFR”) between retailers and their suppliers. These acquisitions, together with the investments we’ve made over the past few years to increase the scalability of our products, have enabled us to pursue emerging growth opportunities in the retail supply chain and further expand our target markets to include larger multi-national retail organizations with annual sales in excess of $5 billion, and over 27,000 suppliers to the retail industry worldwide with annual sales of $100 million or more.

Market Background

      Retail organizations and their suppliers are facing intensifying competition, fluctuating demand, evolving retail channels and increasing globalization. Sales are pressured, margins are compressed through intensified competition and almost all companies are trying to achieve improved results with fewer people. As a result, these businesses seek technology solutions to better manage their increasingly complex businesses, improve their operating efficiencies and financial performance, and strengthen their relationships with customers and suppliers.

      The current market environment places conflicting pressures on the retail demand and supply chain. On one hand, companies strive to reduce information technology expenditures. On the other hand, the need to become increasingly effective in a tough market is driving the need for newer, smarter technology. As one of a very small number of software companies in our industry to have consistently maintained profitable operations, we are uniquely positioned to confront market skepticism and the uncertainly about the long-term prospects of technology companies. Our strategy of offering point solutions focused on rapid return on investment remains highly attractive in this market.

JDA Solutions

      We are the leading provider of comprehensive, integrated software solutions specifically designed for the retail industry. We have developed and marketed our Retail Enterprise Systems and In-Store Systems to retailers for over 18 years, and our installed base of over 1,200 retail customers is comprised of many of the world’s leading retail organizations. In addition, our Collaborative Solutions have been installed in nearly 3,600 suppliers to the retail industry, enabling them to collaborate with their retailer customers to improve their supply chain management and business processes. We offer a wide range of retail specific professional services to help clients rapidly achieve the benefits of our solutions, including project management, system planning, design and implementation, custom configurations, training and support services.

      We have organized our business segments around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry:

      Retail Enterprise Systems. The modern retail enterprise is required to rapidly collect, organize, distribute and analyze information throughout its organization. Retail Enterprise Systems include corporate level planning and merchandise management systems (“Portfolio Merchandise Management Systems”) that enable retailers to optimize their inventory control, product mix, pricing and promotional strategies, automate demand forecasting and replenishment, and enhance the productivity and accuracy of warehouse processes. In addition, Retail Enterprise Systems include a comprehensive set of tools for analyzing business results and trends, tracking customer shopping patterns, space management, trade allowance and promotional program management, and for monitoring strategic plans and tactical decisions (“Strategic Merchandise Management Solutions”).

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

      Collaborative Solutions. Retailers and their suppliers increasingly seek to collaboratively organize and synchronize their business processes and decisions. Collaborative Solutions provide applications that enable business-to-business collaborative CPFR between retailers and their suppliers. Collaborative Solutions, which currently include portions of our Retail Enterprise Systems applications that can be used by suppliers as well as collaborative specific solutions, enable retailers and their suppliers to optimize the sharing of plans, information and supply chain decisions between trading partners in such areas as inventory replenishment, marketing/ promotions, sales planning/execution and category management.

      Our software products and services are designed to provide the following benefits:

      A Broad Set of Solutions for the Retail Demand Chain. We believe the JDA Portfolio is the broadest set of retail industry software solutions available to retailers and their suppliers. Our products link point-of-sale level information with the centralized merchandising, planning and financial functions that ultimately affect decisions with suppliers and vendors. Our solutions are built specifically to address the unique scalability requirements of the retail industry and function seamlessly with each other, enabling greater speed and data integrity. Our products can be configured to meet the specialized and evolving needs of our clients.

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

      Improved Inventory Management. The JDA Portfolio solutions enable our customers to continuously monitor and reduce inventory levels, achieve higher gross margins, improve their inventory turnover rates and more effectively manage their order and distribution processes. We provide retailers with tools for vendor analysis, stock status monitoring, sales capture and analysis, merchandise allocation and replenishment, purchase order management and distribution center management. Our Collaborative Solutions enable suppliers to collaborate with retailers to plan product allocation and delivery, shelf and floor space management, and reduce inventory exposure. We believe that due to the acquisition of E3 in 2001, we are the leading provider of inventory replenishment solutions to retailers and their suppliers.

      Collaborative Solutions. As consumer markets become more competitive, retail customers realize they must do more than simply achieve increased efficiencies in their own organizations. A retailer’s competitive advantage is now being defined by the efficiencies of their entire supply chain. As retailers and their suppliers cooperate to improve all aspects of the supply chain, a new breed of collaborative technology solutions is emerging. We have established a leading position in this new but rapidly growing market for software solutions. Our Collaborative Solutions allow retailers and their suppliers to plan and fulfill consumer demand through a complete suite of CPFR solutions that also enable trading partners to collaborate in marketing, assortment and space planning decisions. As of December 31, 2002, we have 136 trading partners worldwide using our CPFR solutions.

      Product Direction. The JDA Portfolio product strategy offers a suite of applications that can be deployed independently in order to provide a quick return on investment. At the same time, when a customer installs two or more of our applications, we provide a guaranteed integration between these products. We are currently pursuing the next phase of our product strategy: the adoption of a common application development framework across all of our products based on the Microsoft .Net platform. We will begin to deliver the results of this technology transition in 2003 with a full transition expected within the next two to three years. We believe this product direction and resultant technology transition will offer our customers unique benefits, including reduced cost of ownership, improved process integration between our applications, and a common user interface across multiple JDA applications to improve the ease of use.

Our Strategy

      Despite a slow growth year in 2002, we believe in the strength of the long-term growth prospects for our business. We intend to leverage our leading presence in the retail market to pursue new market opportunities with new, complementary products we acquire or develop internally, and by pursuing our CPFR initiatives.

      Our strategy has the following key elements:

      Leverage Our Leading Position in the Retail Industry. Many of our products are designed to meet the specific needs of the retail industry, and we believe our in-depth understanding of the industry’s unique requirements differentiates us from competitors and provides a significant advantage in securing new customers in our existing and emerging markets. Our customers include more than 4,800 of the world’s leading retail, manufacturing and wholesale organizations, and including more than 1,200 retailer customers in over 60 countries. We estimate that our target retail market includes over 3,300 retailers worldwide with annual sales of $100 million or more. Our acquisitions of Arthur, Intactix, and E3 has enabled us to expand our client base to include nearly 3,600 suppliers to the retail industry and added software applications that enable business-to-business CPFR between retailers and their suppliers. These acquisitions, together with the investments we’ve made over the past few years to increase the scalability of our products, have enabled us to pursue emerging growth opportunities in the retail supply chain, and to further expand our target markets to include larger multi-national retail organizations with annual sales in excess of $5 billion, and over 27,000 suppliers to the retail industry worldwide with annual sales of $100 million or more.

      We believe our strength in this specialized market provides a disincentive to new competitors from other sectors and allows JDA to provide leadership through aggressive investment in product development and acquisitions. Despite our strong market presence, most of our customers still only own one of our products and this represents an on-going opportunity to the Company. As we acquire products and add them to the JDA Portfolio, we believe our customers benefit from purchasing multiple JDA products that provide a “one-stop shop” for retail technology. During 2002, our strategies of leveraging our customer base and acquisitions provided positive results, as 66% of our software license revenues came from existing customers buying additional products, over 75% of which were complementary products that we have acquired over the past four years.

      Pursue New Collaborative Market Opportunities. Suppliers to the retail industry are increasingly adopting retail practices in the pursuit of improved penetration of their products in the categories in which they participate. They seek to gain a detailed understanding of consumer buying habits across large chains of stores. Retailers seek improved efficiencies through reduced inventory costs, improved category management and enhanced sales planning and execution. We believe our Collaborative Solutions are leading the industry due to our historical focus on retail systems. The required techniques to understand the requirements of retail organizations and consumer buying habits are inherent in our solutions.

      Collaborative Solutions provide applications that enable business-to-business collaborative CPFR between retailers and their suppliers. Collaborative Solutions, which currently include portions of our Retail Enterprise Systems applications that can be used by suppliers as well as collaborative specific solutions, enable retailers and their suppliers to optimize the sharing of plans, information and supply chain decisions between trading partners in such areas as inventory replenishment, marketing/promotions, sales planning/execution and category management. As of December 31, 2002, we have 136 trading partners worldwide that are live and fully operational on our Marketplace Replenishment solution that provides web-based portal access to the Advanced Warehouse Replenishment by E3 and Advanced Store Replenishment by E3 applications and enables the creation of a single, shared demand forecast that retailers and their suppliers can use to lower distribution and freight costs, increase annual sales, improve forecast accuracy, lower inventory requirements, and increase human productivity. As part of our strategy, we will expand our Collaborative Solutions to include other modular functionality from our Retail Enterprise Systems that has been adapted to collaborative environments, and through the acquisition of additional collaborative applications.

      We believe there are significant collaborative opportunities worldwide with the over 3,300 retailers and 27,000 suppliers to the retail industry that we have identified as our target markets.

      Invest in Innovative Product Development. A key element of our strategy during 2003 and beyond is to develop innovative technology. We are developing a series of enhancements to the JDA Portfolio products, based upon the Microsoft .Net technology platform (“.Net Platform”), that we believe will position us uniquely in the retail and collaborative solutions markets. Our goals are to ensure our solutions offer: (i) increased ease of use, (ii) increased integration of business processes, (iii) reduced cost of ownership, (iv) faster implementation, and (v) faster return on investment.

      We believe our next generation technology will further differentiate our product and service offerings from those of our competitors. Our goal is to eliminate lower value services associated with the implementation of our products, and as a result, we may experience a reduction in the revenue associated with certain of our consulting services offerings. We believe that this reduced revenue will be more than offset by increased software and maintenance revenues, and increased revenue from strategic consulting and education services. The first step in the execution of this strategy began in June 2002 with the delivery of JDA Portfolio 2003 — the first ever fully synchronized, integrated release of all of our products.

      The risks of our commitment to the .Net Platform include, but are not limited to, the following:

•	The possibility that prospective customers will refrain from purchasing the current versions of products to be re-written because they are waiting for the .Net Platform versions;

•	The possibility that our .Net Platform beta customers will not become favorable reference sites;

•	Adequate scalability of the .Net Platform for our largest customers;

•	The ability of our development staff to learn how to efficiently and effectively develop products using the .Net Platform;

•	Our ability to transition our installed base onto the .Net Platform when it is available;

•	Microsoft’s ability to achieve market acceptance of the .Net platform; and

•	Microsoft’s continued commitment to enhancing and marketing the .Net platform.

      We are attempting to mitigate some of the foregoing risks with the following strategies:

•	Provide customers who remain on maintenance with .Net Platform version of products as part of maintenance;

•	Use of large beta customers to test and to demonstrate scalability;

•	Use of the inherent component-based architecture that will enable us to manage changes to the code more efficiently;

•	Focus business process programmers on only certain components, which will isolate them from the overall complexity of the technology; and

•	Use of a development methodology whereby we conduct a series of performance benchmarks throughout the development effort so that performance enhancements are made continuously throughout the project.

      Despite efforts to mitigate the risks of the .Net Platform project, there can be no assurances that our efforts to re-write many of our current products and to develop new products using the .Net Platform will be successful. If the .Net Platform project is not successful, it likely will have a material adverse effect on our business, operating results and financial condition.

      Implement our Customer Value Program. In fourth quarter 2002 we announced a worldwide initiative, the Customer Value Program (“CVP”). CVP is designed to refocus the organization on delivering value to our existing customer base, increasing revenues, and improving the quality, satisfaction and efficiency of our customers’ experience with JDA. Initially, CVP will primarily impact our sales, services and education organizations. CVP has resulted in the following fundamental changes to our organizational structure:

•	Consolidation of our operations into three geographic regions: The Americas (United States, Canada, and Latin America); Europe (Europe, Middle East and Africa); and Asia/ Pacific.

•	Implementation of a Customer Engagement Model that provides a single point of contact for our customers for all aspects of our business (software sales, services and support). This role is designed to foster long-term strategic partnerships with our customer base.

•	Combination of our sales and services personnel into a single Customer Solutions Group. This new organization is intended to ensure a smooth transition from the sales cycle to implementation and allow for broader product coverage.

•	Elimination of certain management positions, and the introduction of a professional career structure for all associates within the Customer Solutions Group.

•	Increased focus and investment in associate education in order to develop a higher degree of expertise in our associates, and to enhance the long-term value to our customers.

      We intend for the implementation of CVP to create fundamental change in our organization, operations and relationships with our customers that may be disruptive in the near term. We believe CVP will significantly strengthen our competitive position and ultimately improve our operating results. However, in the near term, the costs and risks associated with the widespread change contemplated in CVP could adversely affect our operating results.

Product Development and the JDA Portfolio Framework

      Our products incorporate much of the latest technology, and are designed to address broad, enterprise-wide retailing, e-commerce, and collaborative functionality. At the same time, we endeavor to design products that are easily tailored to the specific workflows and business processes of our individual customers, and are readily adapted to changing conditions.

      During 2002 we introduced a significant change to our product and technology strategy with the adoption of the ..Net Platform as the platform standard for most of the applications in the JDA Portfolio. We expect to gradually transition to .Net Platform beginning in 2003 with a full transition expected within two to three years. We will design the transition to minimize the impact upon our customers’ current investment in information technology (“IT”) infrastructure. The JDA Portfolio Framework is designed around a three-tier architecture:

      The Client Tier utilizes .Net framework and provides a common look and feel for all JDA Portfolio applications. This will enhance the power of our integrated solution offering by enabling end users to move easily between multiple JDA Portfolio applications through a common interface that utilizes a consistent set of instructions and options. The Client Tier can be connected to the Business Function Tier through the Internet using a virtual private network or through any corporate wide area network that supports the TCP/IP protocol.

      The Business Function Tier also utilizes .Net and is where the JDA Portfolio application functionality resides. We are developing capabilities in the Business Function Tier that are required to allow a JDA Portfolio user to move seamlessly from one of our applications to another without interrupting their workflow.

      The Database Server Tier is the least changed component of our JDA Portfolio Framework strategy. We will continue to support the IBM iSeries platform, Unix/ Oracle and Microsoft Windows/ SQL Server platforms for the Database Server Tier. This continuity will allow all of our customers to rapidly deploy the benefits of our new JDA Portfolio Framework enabled solutions, as they become available, without having to make significant changes to their hardware infrastructure.

      As of December 31, 2002, we had 351 employees on our product development staff representing product design, development and quality assurance. Our product development expenditures in 2002, 2001, and 2000 were $41.8 million, $34.4 million, and $28.8 million, which represented 19%, 16%, and 16% of total revenues, respectively. We also invested over $95 million in acquisitions of complementary products during the three years ended December 31, 2002. In order to take advantage of certain efficiencies that the migration to the .Net Platform offers, we decided to consolidate the majority of our development operations in Scottsdale, Arizona. The relocation of these development activities began in fourth quarter 2002 and is expected to be complete in mid-2003.

Products

      The JDA Portfolio is a comprehensive suite of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, e-commerce and multi-channel retailing, inventory optimization, and collaborative planning and forecasting requirements of the retail industry and their suppliers. During 2002, we implemented a new naming convention for the products in the JDA Portfolio designed to position the applications as a series of functional solutions in an enterprise framework. Key brand names have been maintained from the acquisitions of Arthur, Intactix and E3, and from certain of our internally developed applications. The new names of our products are indicated below followed by the old names in parentheses — [Old Name].

      We offer software solutions for each of our business segments as follows:

     Retail Enterprise Systems

•	Retail Enterprise Systems include corporate level planning and merchandise management systems (“Portfolio Merchandise Management Systems”) that enable retailers to optimize their inventory control, product mix, pricing and promotional strategies, automate demand forecasting and replenishment, and enhance the productivity and accuracy of warehouse processes. In addition, Retail Enterprise Systems include a comprehensive set of tools for analyzing business results and trends, tracking customer shopping patterns, space management, trade allowance and promotional program management, monitoring strategic plans and tactical decisions (“Strategic Merchandise Management Solutions”).

Portfolio Merchandise Management Systems — [formerly Host Merchandising Systems]:

•	Portfolio Merchandise Management (“PMM”) — [formerly ODBMS]is an open/ client server merchandise management system that is designed to operate with Oracle relational database management systems running on the most popular UNIX platforms and Windows NT/ 2000/ XP. PMM, which consists of functional modules that can be selected and configured to fit multiple processing requirements, provides retailers with applications for core inventory control, cost and price management, purchase order management, promotional planning, automated replenishment, expert pricing, vendor submissions, rebate management and a business process level online help system. PMM supports the information requirements of international and multi-format retail organizations including multiple concurrent languages and currencies, user-specific terminology, and user-defined data structures. During 2002, we developed functionality for PMM specific to the inventory management requirements of the grocery industry for perishable products and prepared foods. We also announced a strategic alliance with Manhattan Associates in 2002 under which we have and will work with mutual and prospective customers to develop, maintain, and support a standard tool set to ensure ease of integration between Manhattan Associates’ PkMS® extended supply chain execution solution and PMM. We believe the PkMS® application is a leading warehouse management system and, as a result, we feel this strategic alliance will enable us to more effectively pursue larger customers that require an advanced warehouse management system. Portfolio 2003.5, which was released in February 2003, includes a standard integration between PMM and PkMS®.

•	Portfolio Merchandise Management System-I (“MMS”) — [formerly MMS] is a merchandising management system designed for the IBM iSeries environment that we believe is one of the most installed merchandise management systems in the world. MMS consists of functional modules, similar to those offered for PMM, which can be selected by a retailer and configured to fit their unique requirements. MMS version 4R6 features enhanced functionality for apparel clients and international retailers, and a new JAVA-based graphical user interface (“GUI”) that incorporates technology licensed from third parties.

•	MMS Multi-Channel Order Processing (“MMS Multi-Channel”) — [formerly MMS.com] is an integrated e-commerce software application that works in tandem with MMS and provides retailers with an Internet-based sales and delivery system. MMS Multi-Channel integrates all back-end processing and allows retailers to automate their product catalogs, manage inventory and prices, verify credit, fulfill and ship orders, track customer information and process returns.

Strategic Merchandise Management Solutions — [formerly Analytic Applications]:

Customer Relationship Management

•	Affinity is a customer relationship management solution that currently consists of two modular, open/ client server applications, enables retailers to support and proactively manage customer information from multiple channels and targeted e-mail and mail campaigns. The first module, Base Customer Data, was commercially released in 2001 and enables retailers to manage basic customer data including name and address, as well as multiple customer attributes such as sizes and demographics. Customer Loyalty, which was commercially released in 2002, enables retailers to define and maintain a marketing strategy that rewards repeat or volume customers with incentives.

Portfolio Planning and Forecasting

•	Portfolio Advanced Planning Solutions by Arthur (“Portfolio Planning) — [formerly Arthur Enterprise Suite] is a set of integrated decision support applications based on technology acquired from Comshare, Incorporated in June 1998. Portfolio Planning is a three-tier application that is currently available for end user/ client applications on Windows 95/98 or NT/2000, for application servers on NT/2000, and for database servers on NT/2000, AIX, HP UX, and Sun Solaris. Portfolio Planning is comprised of five core components: Merchandise Planning by Arthur [formerly Arthur Planning], an application for strategic and channel merchandise planning; Advanced Allocation by Arthur [formerly Arthur Allocation], an application for product and store allocation decision making; Assortment Planning by Arthur [formerly Arthur Assortment Planning], a product assortment planning application for seasonal merchandise (typically own brand); Arthur Knowledge Base (“AKB”) — [formerly Arthur Information Manager], a database that allows for central organization of data and applications; and Performance Analysis by Arthur [formerly Arthur Performance Analysis], a web based analytical tool designed to support the analysis of planning and actual performance information using the AKB operating on Unix/ Oracle.

•	Portfolio Space Management Solutions by Intactix (“Portfolio Space Management”) — [formerly Intactix Space Management Solutions] is a set of space management applications acquired from Intactix International, Inc. in April 2000. Portfolio Space Management, which enables retailers to collaborate with their suppliers to ensure optimal product mix and shelf positioning, is comprised of four core components: Space Planning by Intactix [formerly pro/ space Plus], a next generation planogramming solution used by both retailers and their suppliers, that allows users to build, analyze, and distribute graphical diagrams for space management, store layout planning and shelf assortment analysis; Floor Planning by Intactix [formerly pro/floor], a floor planning tool that enables retailers and their suppliers to merge store design efforts with category and space planning; Efficient Item Assortment by Intactix (“EIA”) [formerly pro/ sortment EIA], a tool providing product assortment planning for branded merchandise; and Intactix Knowledge Base [formerly pro/fusion], an enterprise level database supporting the Space Planning and Floor Planning applications, as well as all product and fixture information for an entire store system.

Portfolio Allocation and Replenishment

•	Portfolio Advanced Replenishment Solutions by E3 (“Portfolio Replenishment”) — [formerly E3] is an inventory optimization suite acquired from E3 Corporation in September 2001 that utilizes sophisticated algorithms to enable warehouses, distribution centers, and retailers to more effectively forecast and replenish inventory, and manage the movement of goods from supplier to store. Portfolio Replenishment includes Advanced Warehouse Replenishment by E3 [formerly E3Trim], a warehouse and distribution center forecasting and replenishment solution and Advanced Store Replenishment by E3 [formerly E3Slim], a store level forecasting and replenishment solution.

Portfolio Allocation and Replenishment solutions also include the Advanced Allocation by Arthur application for product and store allocation decision-making.

Portfolio Advanced Optimization

•	Intellect — [formerly Intellect Data Mining] is a series of advanced analytic modules that are designed to optimize specific business problems through the use of data mining, analytical and clustering techniques. The current series of Intellect modules include: Demand Planning by Intellect, which enables retailers to create accurate pre-season demand forecasts for planning purposes and the ability to create in-season forecasts that utilize the current season trend, sales to date and a planned inventory position; Seasonal Profiling by Intellect, which allows retailers to optimize their creation and management of seasonal replenishment profiles using clustering techniques; Channel Clustering by Intellect, which enables retailers to group stores together for planning and assortment planning purposes, or allocation and replenishment modeling, using detailed sales level data to indicate customer preference patterns by department, category, product, price points and brands; and Size Scaling by Intellect, which is targeted primarily to fashion retailers and will determine a best-fit size template for ordering, allocation and replenishment by style, class or department. We are also integrating the Consumer Outlook data mining application for consumer behavior patterns and the Pin Point! seasonal profile assignment applications acquired from E3 into the Seasonal Profiling by Intellect module. We anticipate the development of an Event Lift Forecasting by Intellect module that will use sophisticated Intellect data mining engines to provide forecasts of promotional sales uplifts.

Portfolio Business Intelligence

•	Performance Analysis by IDEAS (“IDEAS”) — [formerly Retail IDEAS] is a data warehouse system developed jointly with Silvon Software, Inc. that provides a comprehensive set of tools for analyzing business results, monitoring strategic plans and enabling tactical decisions. IDEAS is currently available on the IBM iSeries, Windows NT/ 2000/ XP and Microsoft SQL Server, and Unix/ Oracle platforms. IDEAS is designed as a packaged offering that enables retailers to monitor vendor performance, promotional effectiveness and distribution center productivity, and to analyze financial measurements related to sales and inventory, margins and profitability, merchandise categories, open and suggested orders, and promotional and pricing events.

Portfolio Business Intelligence also includes Performance Analysis by Arthur, a web based analytical tool designed to support the analysis of planning and actual performance information using AKB operating on Unix/ Oracle.

Portfolio Revenue Management

      In 2002, we commenced planning for a new suite of applications that will address the critical business functions around promotional management, vendor incentive funding, and price optimization. Known as Portfolio Revenue Management, these new products will supersede certain price management functionality in the PMM application and merge the functionality contained in the following applications:

•	Vendor Incentive Management (“VIM”) — [formerly ProMax] is a software application acquired from Zapotec Software, Inc. in February 2001. VIM enables retailers, suppliers and distributors to manage their trade allowance and promotional programs by automating the contract fulfillment, claim generation and accounts receivable process.

•	Marketing Expense Management (“MEM”) — [formerly AdPlan] is a solution that enables retailers, wholesalers and manufacturers to automate advertising and promotional practices to maximize efficiencies and bottom line benefits. With MEM, users can easily manage multiple budgets, accruals and actual expenses on a single solution. MEM also automates the entire media procurement process, including issuing purchase orders and insertion orders, as well as tracking invoices and revisions, to increase accuracy and associate productivity.

     In-Store Systems

      In-Store Systems include point-of-sale, e-commerce and back office applications that enable retailers to capture, analyze and transmit certain sales, store inventory and other operational information to corporate level merchandise management systems using hand-held, radio frequency devices, point-of-sale workstations or via the Internet.

Portfolio Store Systems:

•	Win/ DSS is a Windows based in-store system that provides register operations in store, as well as back office processes such as sales orders, receiving, store inventory, and returns, and real-time hand-held radio frequency-based data collection and processing. Win/ DSS is also integrated with our Store Portal and Affinity offerings to provide enterprise-wide inventory and customer management.

•	Portfolio Point of Sales (“PPOS”) is a Java-based in-store system based on intellectual property we acquired from J • Commerce Inc. in April 2002. As designed, PPOS will provide register operations in-store which, when combined with Store Portal, offers a complementary product strategy with Win/ DSS for larger customers with annual sales of $5 billion and/or a large number of stores/or registers per store. We expect the first general release of PPOS in 2003.

•	Store Portal is a web-based interface that provides retailers with real-time access to enterprise information on their merchandise management systems, via the Internet. Store Portal enables retailers to immediately initiate associated store level processes such as shipment inquiries, transfer requests, store orders, purchase orders and return to vendor rather than waiting for a nightly polling process, and to provide for greater visibility into enterprise merchandising information at the store level.

•	Prism is an automated data collection and processing system that enables store-level personnel to execute procedures from anywhere in the store using a hand-held radio frequency device. With Prism, store-level personnel can handle item ticketing while receiving merchandise, handle point of sale functions and print receipts. We have also developed PDA Portal, a browser-based application with functionality similar to Prism, that operates on a personal digital assistant (PDA) device.

     Collaborative Solutions

      Collaborative Solutions provide applications that enable business-to-business collaborative CPFR between retailers and their suppliers. Collaborative Solutions, which currently include portions of our Portfolio Planning, Portfolio Space Management, Portfolio Replenishment, and Intellect applications that can be used by suppliers as well as collaborative specific solutions, enable retailers and their suppliers to optimize the sharing of plans, information and supply chain decisions between trading partners in such areas as inventory replenishment, marketing/ promotions, sales planning/ execution and category management. As of December 31, 2002, we have 136 trading partners worldwide that are live and fully operational on our Marketplace Replenishment solution that provides web-based portal access to the Advanced Warehouse Replenishment by E3 and Advanced Store Replenishment by E3 applications and enables the creation of a single, shared demand forecast that retailers and their suppliers can use to lower distribution and freight costs, increase annual sales, improve forecast accuracy, lower inventory requirements, and increase human productivity. As part of our strategy we will expand our Collaborative Solutions to include other modular functionality from our Retail Enterprise Systems that has been adapted to collaborative environments, and through the acquisition of additional collaborative applications. We currently offer the following collaborative specific solutions:

Portfolio Collaborative Solutions

•	Marketplace Replenishment — [formerly E3Marketplace.com] a web based solution designed to deliver collaborative planning, forecasting and replenishment between retailers and their suppliers.

•	Electronic Dynamic Agreement (“EDA”) is a web-based solution designed to support extended vendor management of the replenishment process by transferring control of the buying decision to the vendor.

Portfolio Client Support

      We offer Portfolio Client Support services that include product maintenance, on-line support, and access to our Solution Centers via telephone, web interfaces, and email. Our standard maintenance services agreement entitles clients to receive unspecified new product releases (exclusive of those which introduce significant new functionality), access to our Solution Centers, and comprehensive error diagnosis and correction. Clients have the option of choosing service programs that extend hours of coverage, incorporate support for custom configurations, or provide special attention through periods of high activity or upgrade processing. We also offer enhanced support services that provide clients with difficult to find technical skills, such as database administration or with an outsource alternative to help desk and other information technology services. The vast majority of our clients have typically participated in one or more of our Portfolio Client Support programs.

Portfolio Client Services

•	Consulting. Our consulting services group consists of business consultants, systems analysts and technical personnel with extensive retail industry experience. The consulting services group assists our customers in all phases of systems implementation, including systems planning and design, customer-specific configuration of application modules, and on-site implementation or conversion from existing systems. We also offer a variety of post-implementation services designed to maximize our customers’ return on software investment, which include enhanced utilization reviews, business process optimization and executive “how to” sessions. The “how to” sessions empower executives to access key management reports online instead of referring to spreadsheets. Consulting services are billed on both an hourly basis and under fixed price contracts. In addition, we augment our services on large-scale implementations and extensive business process re-engineering projects with third-party alliances, consulting firms and systems integrators. Our consulting engagements have typically taken between three months and one year for Retail Enterprise Systems, between four and eight months for In-Store Systems, and 30 to 90 days for Collaborative Solutions. We believe the implementation time frames for our software products have shortened as a result of the increased expertise, training, and efficiency of our consulting services group, and as a result of more than $152 million in internal product development expenditures over the past five years that have improved the stability, scalability, integration, ease of installation and overall quality of our products.

•	Training. We offer a comprehensive education and training program for our clients, associates and business partners. We initiated JDA University (“JDAU”) in 1997 as a formal education program that combines lectures, demonstrations and hands-on exercise sessions. During 2002, we combined JDAU with the Inventory Management Institute acquired from E3 to form the Business Management Institute (“BMI”). BMI features a curriculum for each of our software solutions, prepaid training packages, and a full-time staff consisting of professional instructors and course developers. The BMI curriculum ranges from basic overviews, implementation and technical/ developer classes to business process education. Courses are offered primarily at our in-house classroom facilities in Scottsdale, Atlanta, Dallas, Chicago, London and Singapore, and customized on-site classes are available. More than 5,800 individuals attended BMI during 2002. During 2003 we will extend the BMI offerings to include the introduction of web-based education.

Customers

      Our customers include more than 4,600 of the world’s leading retail, manufacturing, and wholesale organizations. We believe we have the largest retail customer installed base among our direct competitors, with over 1,200 retail customers in over 60 countries that own at least one of our products. JDA serves a diverse client base from specialty powerhouse chains with 5,000 plus retail stores and multi format food chains, to global consumer packaged goods manufacturers and hard goods distributors. Our software is capable of supporting our clients’ multi-channel operations, which may include brick-and-mortar stores, Internet, e-commerce, catalog and wholesale distribution. We market our software solutions to approximately 3,350 retailers worldwide with annual sales of $100 million or more. Our acquisitions of Arthur, Intactix, and E3 expanded our client base to include more than 3,400 suppliers to the retail industry and added software applications that enable business-to-business CPFR between retailers and their suppliers. These acquisitions, together with the investments we’ve made over the past five years to increase the scalability of our products, have enabled us to pursue emerging growth opportunities in the retail supply chain and further expand our target markets to include larger multi-national retail organizations with annual sales in excess of $5 billion, and over 27,000 suppliers to the retail industry.

Sales and Marketing

      We market our products and services almost exclusively through our direct sales force. Our Americas direct sales force is based in Scottsdale, Arizona with 14 regional sales and support offices across the United States, Canada and Latin America. We also have international sales representatives located in 17 sales and support offices in major cities throughout Europe, Asia, Australia, and Japan.

      Sales to new customers have historically required between three and nine months from generation of the sales lead to the execution of a software license agreement. Sales cycles may be longer for larger dollar projects, large, multi-national retail organizations and retailers in certain geographic regions. In addition, our strategy of offering a comprehensive portfolio of integrated software applications, that can be installed independently or as a complete solution, has created increased back-selling opportunities to existing customers. These sales typically require shorter sales cycles and are less competitive. During 2002, we initiated tele-sales functions in the Americas, Europe and Asia/ Pacific designed to provide rapid access to additional licenses of our products. As of December 31, 2002, our sales and marketing organization consisted of 81 employees in the Americas, 51 in Europe and 11 in Asia/ Pacific. These totals include 46, 33 and 9 direct sales representatives, respectively.

Competition

      The markets for our software products are highly competitive. However, we believe the number of significant competitors in many of our application markets has diminished over the past five years. We believe the principal competitive factors in our markets are feature and functionality, product reputation and reference accounts, retail and supply chain industry expertise, total solution cost and quality of customer support. We believe that pricing pressure has increased in response to the economic downturn, which could cause us to offer more significant discounts, or in some cases to lose potential business to competitors willing to offer what we believe to be overly aggressive discounts. We encounter competitive products from a different set of vendors in each of our primary product categories.

      Our Retail Enterprise Systems compete primarily with Retek, Inc., and with internally developed systems and other third-party developers such as Essentus, Inc., GERS, Inc., Marketmax, Inc., Micro Strategies Incorporated, Evant, Inc. (formerly Nonstop Solutions), NSB Retail Systems PLC, SAP AG, and SVI Holdings, Inc. In addition, new competitors may enter our markets and offer merchandise management systems that target the retail industry.

      The competition for our In-Store Systems is more fragmented than the competition for our Retail Enterprise Systems. We compete primarily with small point-of-sale focused companies such as CRS Business Computers, Datavantage, Inc., 360 Commerce, Tomax Technologies and Triversity, Inc. We also compete with other broad solution set providers such as NSB Retail Systems PLC and Retek, Inc.

      Our current Collaborative Solutions compete primarily with products from Marketmax, Inc., Evant Inc. (formerly Nonstop Solutions), AC Nielsen Corporation, i2 Technologies, Manugistics Group, Inc., Information Resources, Inc., and Synchra Systems.

      In the market for consulting services, we have pursued a strategy of forming informal working relationships with leading retail systems integrators such as Cap Gemini Ernst & Young, Kurt Salmon Associates and IBM Consulting Services (formerly PriceWaterhouseCoopers). These integrators, as well as independent consulting firms such as Accenture, IBM Global Services, AIG Netplex, CFT Consulting, Lakewest Consulting, SPL and ID Applications, also represent competition to our consulting services group.

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

      As we continue to develop or acquire e-commerce products and expand our business in the Collaborative Solutions area, we expect to face potential competition from business-to-business e-commerce application providers, including Ariba, Commerce One, Commercialware, i2 Technologies, Manugistics Group, Inc., Microsoft, Inc., Retek, Inc., SAP AG, Synchra Systems, Ecometry Corporation, and others. A few of our existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and other resources than we do, which could provide them with a significant competitive advantage over us. We cannot guarantee that we will be able to compete successfully against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.

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

      We license and integrate technology from third parties in certain of our software products. For example, we license the Uniface client/server application development technology from Compuware, Inc. for use in PMM, certain applications from Silvon Software, Inc. for use in IDEAS, IBM’s Net.commerce merchant server software for use in MMS Multi-Channel, and the Syncsort application for use in AKB. These third party licenses generally require us to pay royalties and fulfill confidentiality obligations. If we are unable to continue to license any of this third party software, or if the third party licensors do not adequately maintain or update their products, we would face delays in the releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our software products. These delays, if they occur, could harm our business, operating results and financial condition. It is also possible that intellectual property acquired from third parties through acquisitions, mergers, licenses or otherwise may not have been adequately protected.

      There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that in the future third parties may claim that our current or potential future software solutions or we infringe on their intellectual property. We expect that software product developers and providers of e-commerce products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows, the functionality of products in different industry segments overlap and the number of software patents increases. In addition, we may find it necessary to initiate claims or litigation against third parties for infringement of our proprietary rights or to protect our trade secrets. Furthermore, since we now resell hardware we may become subject to claims from third parties that the hardware, or the combination of hardware and software, infringe their intellectual property. Although we may disclaim certain intellectual property representations to our customers, these disclaimers are limited and may not be sufficient to fully protect us against such claims. We may be more vulnerable to patent claims since we do not have any patents that we can assert defensively against a patent infringement claim. Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or license agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect on our business, operating results and financial condition.

Employees

      As of December 31, 2002, we had 1,235 employees: 897 based in the Americas, 236 based in Europe, and 102 based in Asia/ Pacific. Of the total, 143 were engaged in sales and marketing, 468 were in consulting services, 132 were engaged in client support services, 351 were in product development, and 141 were in administrative functions. We believe that our relations with our employees are good. We have never had a work stoppage and none of our employees are subject to a collective bargaining agreement.

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

Available Information

      Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from our website at www.jda.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 2.     Properties

      Our corporate offices are located in Scottsdale, Arizona, where we lease approximately 121,000 square feet of a 136,000 square foot facility and have expansion rights and a first right of offer on the remaining space. We also use this facility for certain of our sales, marketing, consulting, customer support, training, and product development functions. Our corporate office lease commenced in April 1999 and extends through March 31, 2009. The initial monthly rate of approximately $135,000 will remain in effect for five years. In addition, we lease office space in the Americas for 14 regional sales and support offices across the United States, Canada and Latin America, and for 17 international sales and support offices located in major cities throughout Europe, Asia, Australia, and Japan. We expect to close two of these offices in 2003 due to the consolidation of our development activities in Scottsdale, Arizona. These leases are primarily noncancellable operating leases and expire at various dates through the year 2012. Certain of our office leases contain renewal options. We expect that in the normal course of business some or all of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. We also own approximately 20,000 square feet of office space in the United Kingdom. We believe our existing facilities are adequate for our current needs.

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

      No matters were submitted to a vote of security holders during fourth quarter 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol “JDAS.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock for the two most recent fiscal years as reported on NASDAQ.

Year Ended 2002	High	Low

1st Quarter	$32.82	$20.13
2nd Quarter	35.89	20.90
3rd Quarter	28.40	6.37
4th Quarter	12.22	5.10

Year Ended 2001	High	Low

1st Quarter	$14.63	$7.19
2nd Quarter	18.24	9.63
3rd Quarter	22.94	10.25
4th Quarter	23.95	10.26

      On March 14, 2003, the closing sale price for our common stock was $10.03 per share. On this date, there were approximately 270 holders of record of our common stock. This figure does not reflect what we believe are more than 4,000 beneficial stockholders whose shares are held in nominee names by brokers and other institutions. We have never declared or paid any cash dividend on our common stock. Since we presently intend to retain future earnings to finance the growth and development of our business, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

      The market price of our common stock has experienced large fluctuations and may continue to be volatile in the future. Factors such as future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by us or our competitors, proprietary rights or other litigation, changes in our growth prospects, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially. Further, the stock market has from time to time experienced extreme price and volume fluctuations that have affected the market price for many high technology companies and which, on occasion, have been unrelated to the operating performance of those companies. These fluctuations, as well as the general economic, market and political conditions both domestically and internationally, including recessions, military conflicts including the threat of war with Iraq, or terrorists activities such as the September 11 attack, may materially and adversely affect the market price of our common stock.

Item 6.     Selected Financial Data

      The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. The selected consolidated financial data presented below under the captions “Consolidated Statement of Income Data” and “Consolidated Balance Sheet Data” for, and as of the end of, each of the years in the five-year period ended December 31, 2002, are derived from the consolidated financial statements of JDA Software Group, Inc. The consolidated financial statements as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002, and the independent auditors’ report thereon, are included elsewhere herein.

Consolidated Statement of Income Data:

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands except per share data)
REVENUES:
Software licenses	$66,625	$71,220	$62,640	$36,798	$43,342
Maintenance services	57,570	40,568	30,380	18,924	12,029

Product revenues	124,195	111,788	93,020	55,722	55,371
Consulting services	87,608	95,124	78,709	86,941	83,092
Reimbursed expenses	7,652	6,904	6,970	3,736	1,848

Service revenues	95,260	102,028	85,679	90,677	84,940
Total revenues	219,455	213,816	178,699	146,399	140,311

COST OF REVENUES:
Cost of software licenses	2,035	2,376	2,947	1,955	2,011
Amortization of acquired software technology	4,247	2,971	1,834	779	233
Cost of maintenance services	14,292	11,159	7,655	6,245	3,452

Cost of product revenues	20,574	16,506	12,436	8,979	5,696
Cost of consulting services	63,837	69,953	64,965	64,362	61,685
Reimbursed expenses	7,652	6,904	6,970	3,736	1,848

Cost of service revenues	71,489	76,857	71,935	68,098	63,533
Total cost of revenues	92,063	93,363	84,371	77,077	69,229

GROSS PROFIT	127,392	120,453	94,328	69,322	71,082
OPERATING EXPENSES:
Product development	41,819	34,406	28,840	25,000	22,171
Sales and marketing	39,941	37,998	28,770	24,639	21,282
General and administrative	26,978	27,099	20,761	17,195	16,215
Amortization of intangibles	2,849	5,526	4,708	3,630	2,105
Purchased in-process research and development	800	2,361	200	—	17,000
Restructuring, asset disposition and other merger related charges	6,287	985	828	2,111	—
Relocation costs to consolidate development and support activities	452	—	—	—	—

Total operating expense	119,126	108,375	84,107	72,575	78,773

OPERATING INCOME (LOSS)	8,266	12,078	10,221	(3,253)	(7,691)
Other income, net	1,700	2,671	4,246	3,814	3,276

INCOME (LOSS) BEFORE INCOME TAXES	9,966	14,749	14,467	561	(4,415)
Income tax provision (benefit)	1,036	5,101	5,599	224	(1,947)

NET INCOME (LOSS)	$8,930	$9,648	$8,868	$337	$(2,468)

BASIC EARNINGS (LOSS) PER SHARE	$.32	$.38	$.36	$.01	$(.11)

DILUTED EARNINGS (LOSS) PER SHARE	$.31	$.37	$.35	$.01	$(.11)

SHARES USED TO COMPUTE:
Basic earnings (loss) per share	28,047	25,316	24,315	23,758	22,194
Diluted earnings (loss) per share	29,074	25,757	25,431	23,758	22,194

Consolidated Balance Sheet Data:

	December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Cash and cash equivalents	$71,065	$51,865	$60,794	$58,283	$42,376
Marketable securities(1)	30,790	12,140	15,800	35,245	43,013
Working capital	120,956	93,094	112,752	108,486	98,322
Total assets	315,054	288,642	218,472	197,045	199,561
Long-term liabilities(2)	4,980	10,810	—	—	—
Stockholders’ equity(3)	256,766	224,450	186,265	174,863	171,497

(1)	The 1999 and 1998 totals include $4,822,000 and $6,697,000 respectively, of non-current marketable securities.

(2)	Deferred tax liability.

(3)	We have never declared or paid any dividend on our common stock.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, e-commerce, inventory optimization, and collaborative planning and forecasting requirements of the retail industry and its suppliers. Our solutions enable our customers to collect, manage, organize and analyze information throughout their retail enterprise, and to collaborate with suppliers and customers over the Internet at multiple levels within their organization. We also offer maintenance services to our software customers, and enhance and support our software business by offering retail specific services that are designed to enable our clients to rapidly achieve the benefits of our solutions. These services include project management, system planning, system design and implementation, custom configurations, and training services. Demand for our implementation services is driven by, and often trails, sales of our software products. Consulting services revenues are generally more predictable but generate lower gross margins than software license revenues.

Significant Trends and Developments in Our Business

      Economic Conditions. We believe the retail industry remains cautious with their level of investment in information technology during the current difficult economic cycle, perhaps due to poor macroeconomic conditions, and uncertainty related to the threat of future terrorist attacks and of a US war with Iraq. In addition, subsequent to the September 11 attack and the ensuing deterioration in economic conditions, we believe retailers changed their buying behavior and this resulted in a fundamental shift in the mix of demand for the various types of products we sell away from high dollar projects toward lower cost point solutions. We remain concerned about weak and uncertain economic conditions, and the disappointing results of retailers in certain of our geographic regions. The retail industry will be adversely impacted if negative economic conditions or fear of a war with Iraq or additional terrorists’ attacks persist for an extended period of time. Weak and uncertain economic conditions have in the past, and may in the future, negatively impact our revenues, elongate our selling cycles, and delay, suspend or reduce the demand for our products. As a result, it is difficult in the current economic environment to predict exactly when specific software licenses will close within a six to nine month time frame. In addition, we believe that pricing pressure has increased in response to the economic downturn, which could cause us to offer more significant discounts, or in some cases to lose potential business to competitors willing to offer what we believe to be overly aggressive discounts. Further, weak and uncertain economic conditions could cause a deterioration of our customers’ creditworthiness in the future and impair our customers’ ability to pay for our products or services or cause an increase in bankruptcy filings in our customer base. Any of these factors could adversely impact our business, quarterly or annual operating results and financial condition.

      Impact of the E3 Corporation Acquisition. In September 2001 we completed the acquisition of E3 Corporation (“E3”) for a total cost of $60.1 million, which includes $20 million in cash and the exchange of 1,600,080 shares of our unregistered common stock for all of the outstanding stock of E3 held by the former shareholders of E3, as well as

$5.4 million in fees and direct costs associated with the acquisition and $10.5 million in restructuring costs to exit certain activities of E3. The E3 product suite included inventory optimization systems such as E3Trim, a warehouse and distribution center forecasting and replenishment solution, and E3Slim, a store level forecasting and replenishment solution; advanced analytic solutions such as Consumer Outlook!, a data mining application for consumer behavior patterns, and Pin Point!, an application that refines seasonal profile assignments; and certain collaborative planning, forecasting and replenishment (“CPFR”) solutions, which today include 136 trading partners worldwide that are live and operational on applications that enable manufacturers, distributors and retailers to work from a single, shared demand forecast. We believe that due to the acquisition of E3 in 2001, we are now the leading provider of inventory replenishment solutions to retailers and their suppliers. Importantly, nearly 80% of E3’s client base is non-retail and we have accelerated our CPFR initiatives by gaining an immediate presence in the wholesale and distribution industries that we had already targeted for growth. Total revenues in our Collaborative Solutions business segment increased 75% in 2002 compared to 2001, primarily because of the new products that E3 had developed for this evolving market. Excluding the impact of owning E3 for eight more months in 2002 than in 2001, product revenues, consulting services revenues, and total revenues decreased 8%, 15% and 11%, respectively in 2002 compared to 2001.

      New Products and Expanded Markets. We invested $46 million in 2002, and approximately $292 million in the last five years from 1998 to 2002 in new product development and the acquisition of complimentary products while remaining profitable and cash flow positive from operations. We released enhanced versions of our core software products during the past two years and introduced new value-added web-based applications such as Store Portal, Affinity and Marketing Expense Management. In addition, the acquisitions of Intactix, Zapotec, NeoVista Decision Series and E3 expanded our product offerings and provided us with collaborative applications that address new vertical market opportunities with the manufacturers and wholesalers who supply our traditional retail customers. The Collaborative Solutions business segment, which includes sales of software license and services to customers outside the retail market, provided 20% of our total revenues in 2002 compared to 11% in 2001. We have experienced increased sales activity in the last two years from larger retail customers with annual sales in excess of $5 billion that we expect will continue to contribute to our revenue in future periods. We believe our strategy of expanding our product portfolio and increasing the scalability of our products has been the key element in attracting larger retail customers, and we believe that it has resulted in a steady pattern of new customers licensing multiple products, as well as enhanced back-selling opportunities in our install base.

      In April 2002 we acquired certain intellectual property of J • Commerce Inc. (“J • Commerce”), a privately held Canadian corporation, for a total cost of $4.2 million, which includes the purchase price of $4.0 million plus $185,000 in direct costs of the acquisition. J • Commerce developed point-of-sale software solutions based on Java™ technology. We are developing a Portfolio Point of Sales application that combines the J • Commerce point-of-sale software technology with our Internet-based Store Portal application to provide a complimentary product strategy with Win/ DSS for larger retail customers that have annual sales in excess of $5 billion and/or a large number of stores and/or registers per store. The acquisition, which is not material to our financial position or operating results, was accounted for as a purchase and accordingly, the operating results of J • Commerce have been included in our consolidated financial statements from the date of acquisition. In connection with the J • Commerce acquisition, we expensed $800,000 of purchased in-process research and development in second quarter 2002, and recorded approximately $1.3 million of goodwill in our In-Store Systems reporting unit, and $2.1 million of developed software technology.

      We Lowered Our Consulting Services Revenue Outlook. Consulting services revenue, including the reclassification of reimbursed expenses, decreased 7% in 2002 compared to 2001. Excluding the impact of owning E3 for eight more months in 2002 than in 2001, consulting services revenues including the reclassification of reimbursed expenses, decreased 15%, in 2002 compared to 2001 primarily due to a decrease in demand for the implementation of Portfolio Merchandise Management Systems and other large projects. Consulting services revenue typically lags the sale of software licenses by as much as one year. In addition, we believe the average implementation times for our software products have declined due to increased training and expertise in our consulting organization, and as a direct result of the investments we have made over the past few years to increase the functionality, stability, scalability, integration and ease of implementation of the products in the JDA Portfolio. Furthermore, in 2002 more of the demand for our products was associated with our Strategic Merchandise Management Solutions that require lower levels of services to implement. As a result of these changes in our business and product revenue mix, our consulting services revenue has declined sequentially in each of the last four quarters and we expect consulting services revenue and margins to continue to decline until the demand for

Portfolio Merchandise Management Systems and the related implementation services returns, or until economic conditions improve.

      Consulting services margins in 2002 were 25%, which is flat compared to 2001. Lower utilization in 2002 was offset by lower incentive compensation payments and higher average billing rates compared to 2001. The lower utilization rates in 2002 resulted from deteriorating economic conditions that have decreased the overall demand for our services, the decrease in demand for Portfolio Merchandise Management Systems and other high dollar projects, as well as improved integration and reduced implementation timeframes for products in the JDA Portfolio. During second quarter 2002 we reduced our consulting services headcount by approximately 10% in order to stem the decline in our utilization rates, consulting margins and overall profitability with the lower consulting services revenue outlook for 2002. During fourth quarter 2002, we further reduced our consulting services headcount by another 10% in connection with our reorganization and restructuring of the Company (See “We Recorded Restructuring Charges to Reorganize our Company and to Re-align Our Cost Structure”).

      Strong Financial Position and Operating Cash Flow. We continue to maintain a strong financial position with $101.9 million in cash, cash equivalents and marketable securities, and no debt. In addition, during 2002 we generated $41.5 million in positive cash flow from operations.

      We Recorded Restructuring Charges to Reorganize our Company and to Re-Align Our Cost Structure. We consistently monitor the impact of the economic environment on the outlook for demand for our products and services, and make adjustments to our workforce as necessary to maintain overall profitability. In second quarter 2002, we recorded a $1.3 million restructuring charge for a workforce reduction of 53 full-time employees, primarily in the consulting services function in the Americas and Europe. All employees potentially impacted by this restructuring were notified of the plan of termination and the related benefits on or before June 30, 2002.

      In fourth quarter 2002, we recorded another restructuring charge of $5.0 million for termination and office closure costs associated with the reorganization of the Company to implement the CVP initiative. The implementation of CVP will allow us to reallocate our resources in response to a fundamental shift in the way we develop product and bring it to market, as well as to changes in the demand for the various types of products we sell, the length of implementation efforts required and associated skill requirements. In addition, the related workforce reduction will enable us to better align our cost structure during the current economic downturn, which has adversely impacted our revenues, elongated our selling cycles, and delayed, suspended or reduced the demand for certain of our products. The reorganization will result in the consolidation of nearly all product development activities at our corporate headquarters, a workforce reduction of approximately 230 full-time employees (“FTE”) and certain office closures. The workforce reduction includes certain employees involved in product development (73 FTE) and client support services (28 FTE) who choose not to relocate, and reductions in consulting services personnel (66 FTE), sales and marketing personnel (37 FTE), and administrative functions (26 FTE). We currently expect to hire replacements for approximately 34 FTE in product development and client support services to replace those individuals who choose not to relocate to our corporate headquarters. We expect to reduce our annual fixed operating costs by approximately $10 million to $12 million through this reorganization and restructuring effort. All employees potentially impacted by this reorganization initiative were notified of the plan of termination and the related benefits on or before December 31, 2002. Office closure costs pertain to certain US, Latin America, and European offices that were either under-performing or became redundant with the relocation initiatives.

      We also incurred $452,000 in costs through December 31, 2002, in connection with CVP, to relocate certain product development and client support services employees based in offices around the United States and the United Kingdom to our corporate headquarters, and we expect to incur an additional $1.7 million to $1.8 million in relocation costs during 2003 to complete this consolidation. The relocation costs will be reported in income from continuing operations as they are incurred.

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

in installments within twelve months from the date of delivery. All significant customers are reviewed for creditworthiness before the Company licenses its software and we do not sell our software or recognize any license revenue unless we believe that collection is probable in accordance with the requirements of paragraph 8 in SOP 97-2. We have a history of collecting software payments when they come due without providing refunds or concessions. Consulting services are billed bi-weekly and maintenance services are billed annually or monthly. If a customer becomes significantly delinquent or its credit deteriorates, we put the accounts on hold and do not recognize any further services revenue (and in most cases we withdraw support and/or our implementation staff) until the situation has been resolved.

We do not have significant billing or collection problems. Although infrequent and unpredictable, from time to time certain of our customers have filed bankruptcy and we have been required to refund the pre-petition amounts collected and settle for less than the face value of its remaining receivable pursuant to a bankruptcy court order. In these situations, as soon as it becomes probable that the net realizable value of the receivable is impaired, we provide reserves on the receivable. In addition, we monitor economic conditions in the various geographic regions in which it operates to determine if general reserves or adjustments to its credit policy in a region are appropriate for deteriorating conditions that may impact the net realizable value of our receivables.

•	Intangible Assets. Our business combinations typically result in goodwill and other intangible assets, which affects the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets and annual assessments for impairment requires management to make estimates of future revenues, customer retention rates and other assumptions that affect our consolidated financial statements.

•	Income Taxes. Our income tax policy records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We follow specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.

•	Stock-Based Compensation. We do not record compensation expense for options granted to our employees as all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma disclosure on an annual basis of net income (loss) and net income (loss) per common share for employee stock option grants made as if the fair-value method defined in SFAS No. 123 had been applied.

Recent Accounting Pronouncements

      We adopted Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”) effective January 1, 2002. In addition to requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, SFAS No. 141 also provides guidance on the types of acquired intangible assets that are to be recognized and reported separately from goodwill. We reclassified the unamortized balance of our assembled workforce asset of approximately $905,000 to goodwill on January 1, 2002 pursuant to certain transitional provisions of SFAS No. 141 that apply to the business combinations we completed and accounted for under the purchase method prior to July 1, 2001.

      We also adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) effective January 1, 2002. SFAS No. 142 addresses how intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 also requires that goodwill and certain other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Upon adoption, we ceased amortization of goodwill and certain other intangible assets we recorded in business combinations prior to June 30, 2001. The application of the non-amortization provisions of SFAS No. 142 reduced amortization expense by approximately $3.8 million in 2002, increasing net income by approximately $2.5 million.

      During the year ended December 31, 2002 we recorded $1.3 million in goodwill in connection with our acquisition of certain intellectual property of J • Commerce Inc. We also recorded an additional $3.3 million in goodwill during 2002 as a result of certain final adjustments made to the estimated fair values of assets acquired and liabilities assumed in the acquisition of E3 in September 2001 and a reduction in the amount of deferred tax asset recorded on this transaction to reflect our revised estimate of the anticipated future tax benefits from acquisition costs incurred and research and development credits. No goodwill was impaired or written-off during the year ended December 31, 2002. As of December 31, 2002, goodwill has been allocated to our reporting units as follows: $42.1 million to Retail Enterprise Systems, $1.3 million to In-Store Systems, and $16.4 million to Collaborative Solutions.

      SFAS No. 142 required that we test goodwill for impairment as of January 1, 2002 and any resulting impairment charge be reflected as a cumulative effect of a change in accounting principle. We completed the initial test for goodwill impairment during the three-month period ended March 31, 2002 and completed our annual test for goodwill impairment during fourth quarter 2002. We found no indication of impairment of the goodwill allocated to the individual reporting units. Accordingly, absent future indications of impairment, the next annual impairment test will be performed in fourth quarter 2003.

      We reassessed the useful lives of intangible assets other than goodwill during the three-month period ended March 31, 2002 and during fourth quarter 2002. Except for trademarks, no adjustments have been made to the useful lives of our intangible assets. Substantially all of our capitalized trademarks were acquired in connection with the acquisition of E3. We do not believe the expected useful life of the E3 trademarks is directly tied to another asset or group of assets; however, we did acquire software technology and customer lists in connection with the E3 acquisition. Although the underlying software technology and customer install-base may change and evolve over time, we intend to indefinitely develop next generation products under the E3 trademark. Beginning January 1, 2002, we assigned indefinite useful lives to our E3 trademarks, and ceased amortization, as we believe there are no legal, regulatory, contractual, competitive, economic, or other factors that would limit the useful life of our trademarks and we expect the trademarks to contribute to our cash flows indefinitely. In accordance with SFAS No. 142, we completed an initial impairment test on trademarks during the three-month period ended March 31, 2002 and our annual test for impairment during fourth quarter 2002. We found no indication of impairment during the year ended December 31, 2002. Accordingly, absent future indications of impairment, the next annual impairment test will be performed in fourth quarter 2003.

      In fourth quarter 2002, we reviewed the customer attrition rates for each significant acquired customer group to ensure that the rate of attrition is not increasing and that revisions to our estimates of life expectancy for our customer lists are not required.

      We adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) effective January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes Statement of Financial Accounting Standards No. 121, Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 requires that we evaluate long-lived assets based on the net future cash flow expected to be generated from the asset on an undiscounted basis whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 144 did not have a significant impact on our operating results or financial position.

      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 was adopted effective January 1, 2003. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 (“EITF No. 94-3”), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under SFAS No. 146, the liability for costs associated with exit or disposal activities is recognized and measured initially at fair value only when the liability is incurred, rather than at the date the Company committed to the exit plan. We recorded restructuring, asset disposition, and other merger related charges in the second and fourth quarters of 2002, and in 2001 and 2000, using the authoritative guidance in EITF No. 94-3.

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148) which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation if a company elects to account for its equity awards under this method. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in both annual and interim financial statements. We will provide the comparative interim pro forma disclosures required by SFAS No. 148 beginning in first quarter 2003. We are currently evaluating which method of transition to fair value accounting we will elect.

      We adopted Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-14 (“EITF No. 01-14”), Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred effective January 1, 2002. EITF No. 01-14 requires the reclassification of reimbursed expenses in both service revenues and cost of service revenues in our consolidated statements of income. We previously netted reimbursed expenses in the cost of services. The adoption of EITF No. 01-14 did not impact our total gross profit or operating income, but it did increase service revenues and cost of service revenues, and as a result, slightly reduces our gross profit margin and operating margin percentages. Reimbursed expenses of $7.7 million have been classified in both service revenues and cost of service revenues for the year ended December 31, 2002, and we have reclassified reimbursed expenses of $6.9 million and $7.0 million to service revenues and cost of service revenues in the consolidated statements of income for the years ended December 31, 2001 and 2000, respectively.

      In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accountings and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” which clarifies the requirement of SFAS No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for and disclosures of certain guarantee issues. We do not provide direct or indirect guarantees of the indebtedness of others.

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” Variable interest entities are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a stand alone basis. We do not participate in variable interest entities.

Results of Operations

      The following table sets forth certain selected financial information expressed as a percentage of total revenues for the periods indicated and certain gross margin data expressed as a percentage of software licenses, maintenance services, product revenues or consulting services, as appropriate:

	Year Ended
	December 31,

	2002	2001	2000

REVENUES:
Software licenses	31%	33%	35%
Maintenance services	26	19	17

Product revenues	57	52	52
Consulting services	40	45	44
Reimbursed expenses	3	3	4

Service revenues	43	48	48
Total revenues	100	100	100

COST OF REVENUES:
Cost of software licenses	1	1	2
Amortization of acquired software technology	2	2	1
Cost of maintenance services	7	5	4

Cost of product revenues	10	8	7
Cost of consulting services	29	33	36
Reimbursed expenses	3	3	4

Cost of service revenues	32	36	40
Total cost of revenues	42	44	47

GROSS PROFIT	58	56	53
OPERATING EXPENSES:
Product development	19	16	16
Sales and marketing	18	18	16
General and administrative	12	13	12
Amortization of intangibles	2	2	3
Purchased in-process research and development	—	1	—
Restructuring, asset disposition and other merger related charges	3	—	—
Relocation costs to consolidate development and support activities	—	—	—

Total operating expenses	54	50	47

OPERATING INCOME	4	6	6
Other income, net	1	1	2

INCOME BEFORE INCOME TAXES	5	7	8
Income tax (benefit) provision	1	2	3

NET INCOME	4%	5%	5%

Gross margin on software licenses	97%	97%	95%
Gross margin on maintenance services	75%	72%	75%
Gross margin on product revenues	83%	85%	87%
Gross margin on service revenues	25%	25%	16%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Revenues consist of product revenues and services revenue, which represented 57% and 43%, respectively, of total revenues in 2002 compared to 52% and 48%, respectively in 2001. Total revenues for 2002 were $219.5 million, an increase of $5.6 million, or 3%, over the $213.8 million reported in 2001. Excluding the impact of owning E3 for eight more months in 2002 than in 2001, product revenues, consulting services revenues, and total revenues decreased 8%, 15% and 11%, respectively in 2002 compared to 2001.

     Product Revenues

      Software Licenses. Software license revenues for 2002 decreased 6% to $66.6 million from $71.2 million in 2001. Excluding the impact of owning E3 for eight more months in 2002 than in 2001, software license revenues decreased 23% in 2002 compared to 2001. The retail industry appears to remain cautious with their level of investment in information technology during the current difficult economic cycle, perhaps due to poor macroeconomic conditions, and uncertainty related to the threat of future terrorist attacks and a US war with Iraq. In addition, subsequent to the September 11 attack and the ensuing deterioration in economic conditions, we believe retailers changed their buying behavior and this resulted in a fundamental shift in the mix of demand for the various types of products we sell away from high dollar projects toward lower cost point solutions. Software license revenues in the Retail Enterprise Systems business segment, excluding the impact of owning E3 for eight more months in 2002 than in 2001, decreased 28% in 2002 compared to 2001. In-Store Systems software license revenues decreased 24% in 2002 compared to 2001. Collaborative Solutions software license revenues, excluding the impact of owning E3 for eight more months in 2002 than in 2001, decreased 2% in 2002 compared to 2001.

      Software license revenues in the Americas decreased 20% in 2002 compared to 2001. Excluding the impact of owning E3 for eight more months in 2002 than in 2001, software license revenues in the Americas decreased 35% in 2002 compared to 2001. This decrease results primarily from a 44% decrease in software license revenues related to Retail Enterprise Systems and a 57% decrease in In-Store Systems applications, offset in part by a 37% increase in software license revenues from our Collaborative Solutions products. Software license revenues in Europe increased 42% in 2002 compared to 2001. Excluding the impact of owning E3 for eight more months in 2002 than in 2001, software license revenues in Europe increased 14% in 2002 compared to 2001. Software license revenues in Asia/ Pacific decreased 7% in 2002 compared to 2001. Excluding the impact of owning E3 for eight more months in 2002 than in 2001, software license revenues in Asia/ Pacific decreased 10% in 2002 compared to 2001.

      Maintenance Services. Maintenance services revenue for 2002 increased 42% to $57.6 million from $40.6 million in 2001. Excluding the impact of owning E3 for eight more months in 2002 than in 2001, maintenance services revenue increased 19% in 2002 compared to 2001 due to increases in the install base for our other product lines.

     Consulting Services

      Consulting services revenue, including the reclassification of reimbursed expenses, decreased 7% in 2002 to $95.3 million from $102.0 million in 2001. Excluding the impact of owning E3 for eight more months in 2002 than in 2001, consulting services revenue decreased 15% in 2002 compared to 2001, primarily due to a decrease in demand for the implementation of Portfolio Merchandise Management Systems and other large projects. Consulting services revenue typically lags the sale of software licenses by as much as one year. In addition, we believe the average implementation times for our software products have declined due to increased training and expertise in our consulting organization, and as a direct result of the investments we have made over the past few years to increase the functionality, stability, scalability, integration and ease of implementation of the products in the JDA Portfolio. Furthermore, in 2002 more of the demand for our products was associated with our analytic and optimization products that require lower levels of services to implement. As a result of these changes in our business and product revenue mix, our consulting services revenue has declined sequentially in each of the last four quarters and we expect consulting services revenue and margins to continue to decline until the demand for Portfolio Merchandise Management Systems and the related implementation services returns, or until economic conditions improve.

     Business Segment Revenues

      Total revenues in our Retail Enterprise Systems business segment decreased 7% to $151.1 million in 2002 from $162.3 million in 2001. Excluding the impact of owning E3 for eight more months in 2002 than in 2001, total revenues in this business segment decreased 17% in 2002 compared to 2001, primarily due to a decline in demand for Portfolio Merchandise Management Systems. Sales of Portfolio Merchandise Management Systems tend to be more heavily impacted during slow economic periods, as retailers are often reluctant to make substantial investments due to the slower expected return on investment. In addition, these products typically have longer implementation time frames and our services group often performs the implementation services. As a result, the decline in software sales for these products is also having a negative impact on our consulting services revenue. The Retail Enterprise Systems business segment represented 69% of our total revenues in 2002 compared to 76% in 2001.

      Total revenues in our In-Store Systems business segment decreased 6% to $25.5 million in 2002 from $27.1 million in 2001, primarily due to a 9% decrease in Win/ DSS revenues, offset in part by a 64% increase in revenues from the Store Portal application. In-Store Systems such as Win/ DSS tend to be heavily impacted during slower economic periods, as the implementation of a new point-of-sale system usually requires a substantial hardware investment. The In-Store Systems business segment represented 12% of total revenues in 2002 compared to 13% in 2001.

      Total revenues in our Collaborative Solutions business segment increased 75% to $42.9 million in 2002 from $24.5 million 2001. Excluding the impact of owning E3 for eight more months in 2002 than in 2001, total revenues in this business segment increased 24% in 2002 compared to 2001 primarily due to an increase in Portfolio Space Management revenues from non-retail customers. The Collaborative Solutions business segment represented 20% of total revenues in 2002 compared to 11% in 2001.

     Geographic Revenues

      Total revenues in the Americas (includes the United States, Canada and Latin America) decreased 1% to $142.2 million in 2002 from $143.7 million in 2001. Excluding the impact of owning E3 for eight more months in 2002 than in 2001, total revenues in this region decreased 15% in 2002 compared to 2001, due to a 35% decrease in software license revenues and a 13% decrease in consulting services revenues, offset in part by an 18% increase in maintenance services revenue.

      Total revenues in Europe increased 26% to $59.6 million in 2002 from $47.3 million in 2001. Excluding the impact of owning E3 for eight more months in 2002 than in 2001, total revenues in this region increased 7% in 2002 compared to 2001 due to a 14% increase in software license revenues and a 14% increase in maintenance services revenue, offset in part by a 2% decrease in consulting services revenue.

      Total revenues in Asia/ Pacific decreased 14% to $21.4 million in 2002 from $24.8 million in 2001. Excluding the impact of owning E3 for eight more months in 2002 compared to 2001, total revenues in this region decreased 15% in 2002 compared to 2001 due to a 10% decrease in software license revenues and a 26% decrease in consulting services revenue primarily due to decreases in revenues from certain large projects in Australia and Japan, offset in part by a 47% increase in maintenance services revenue.

     Cost of Product Revenues

      Cost of Software Licenses. Cost of software licenses was $2.0 million, or 3% of software license revenues in 2002 compared to $2.4 million, or 3% of software license revenues in 2001. The decrease in cost of software licenses dollars results from the lower volume of software products sold in 2002 that incorporate functionality from third party software providers and require the payment of royalties.

      Amortization of Acquired Software Technology. Amortization of acquired software technology was $4.2 million in 2002 compared to $3.0 million in 2002. The increase results primarily from eight more months of amortization in 2002 of software technology acquired with E3 in September 2001.

      Cost of Maintenance Services. Cost of maintenance services increased 28% to $14.3 million, or 25% of maintenance services revenue, in 2002 from $11.2 million, or 27% of maintenance services revenue, in 2001. The increase results primarily from the acquisition of E3 in September 2001 and the additional headcount in the customer support function to support our growing installed client base, offset in part by lower incentive compensation costs. At December 31, 2002, we had 132 employees in the customer support function.

     Cost of Services

      Cost of services decreased 7% to $71.5 million in 2002 from $76.9 million in 2001. This decrease results primarily from a 7% decrease in average consulting services headcount and lower incentive compensation costs in 2002 compared to 2001, offset in part by higher travel and training costs. At December 31, 2002, we had 468 employees in the consulting services function.

     Gross Profit

      Gross profit for 2002 increased 6% to $127.4 million, or 58% of total revenues, from $120.5 million, or 56% of total revenues in 2001. The increase in gross profit dollars and gross margin percentage results primarily from the 3% increase in total revenues and the higher mix of product revenues as a percentage of total revenues in 2002 compared to 2001. Software licenses and maintenance services revenue have higher margins than service revenues. Consulting services margins, which include the reclassification of reimbursed expenses in both service revenues and cost of service revenues, remained flat at 25% in 2002 compared to 2001 as the impact of the decrease in average consulting services headcount, lower incentive compensation costs and higher average billing rates in 2002 compared to 2001 were offset by lower utilization rates. The lower utilization rates in 2002 are a result of deteriorating economic conditions that have decreased the demand for our services, particularly from Portfolio Merchandise Management Systems implementations and other large projects, together with improved integration and shorter implementation timeframes of the products in the JDA Portfolio. During second quarter 2002 we reduced our consulting services headcount by approximately 10% in order to stem the decline in our utilization rates, consulting margins and overall profitability with the lower consulting services revenue outlook for 2002. During fourth quarter 2002 we reduced our consulting services headcount by another 10% in connection with our reorganization and restructuring of the Company (See “We Recorded Restructuring Charges to Reorganize our Company and to Re-align Our Cost Structure”). However, we do not expect any significant improvements in our consulting margins until the second half of 2003, and that is dependent to a large extent, upon the return of demand for our Portfolio Merchandise Management Systems.

     Operating Expenses

      Operating expenses, excluding amortization of intangibles, purchased in-process research and development, restructuring, asset disposition, and other merger related charges, and relocation costs increased 9% to $108.7 million, or 50% of total revenues, in 2002 from $99.5 million, or 47% of total revenues in 2001. Overall, our cost structure increased in 2002 compared to 2001 due to an 11% increase in average headcount and a $2.6 million increase in employee-related costs, due primarily to the full-time employees added in connection with the acquisitions of E3 in September 2001, NeoVista in June 2001, and J • Commerce in April 2002; $2.5 million in higher travel costs due to increasing airfares and more full-time employees; and $2.8 million in higher occupancy costs due to increased space from the E3, NeoVista and J • Commerce acquisitions.

      Product Development. Product development expenses for 2002 increased 22% to $41.8 million from $34.4 million in 2001. Product development expense as a percentage of product revenues was 34% in 2002 compared to 31% in 2001. The increase in product development expense results primarily from the cost of full-time employees added in connection with the acquisitions of E3 in September 2001, NeoVista in June 2001, and J • Commerce in April 2002, and the addition of full-time employees involved in the ongoing enhancement of the JDA Portfolio and the development of further CPFR applications, offset in part by lower incentive compensation costs. We expect our expenditures in product development in 2003 to remain consistent with the levels of 2002. We also believe development of our software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized. At December 31, 2002, we had 351 employees in the product development function.

      Sales and Marketing. Sales and marketing expenses for 2002 increased 5% to $39.9 million from $38 million in 2001. Sales and marketing expense as a percentage of total revenues was 18% in 2002, which is comparable to 2001. The increase in sales and marketing expenses results from an increase in quota carrying sales representatives, due primarily to the acquisition of E3 in September 2001, and higher marketing and travel costs, offset in part by lower commissions and related benefits. At December 31, 2002, we had 143 employees in the sales and marketing function.

      General and Administrative. General and administrative expenses for 2002 were $27 million, which is flat compared to 2001. General and administrative expense, as a percentage of total revenues, was 12% in 2002 compared to 13% in 2001. General and administrative expense was flat due to an increase as a result of the acquisition of E3 in September 2001, additional full-time employees and outside contractors involved in the development and maintenance of our internal information systems, and higher legal, accounting, insurance and travel costs due to prevailing economic conditions, offset by lower incentive compensation costs and a $2.0 million lower bad debt expense.

      Amortization of Intangibles. Amortization of intangibles was $2.8 million in 2002 compared to $5.5 million in 2001. The non-amortization provisions of SFAS No. 142 for goodwill and trademarks with indefinite useful lives reduced amortization expense by approximately $3.8 million in 2002, however, this was offset in part by new amortization related to the acquisitions of NeoVista in June 2001 and E3 in September 2001.

      Purchased In-process Research and Development. We expensed $800,000 of purchased in-process research and development in 2002 in connection with the acquisition of J • Commerce in April 2002. We expensed $2.4 million of purchased in-process research and development in 2001 in connection with the acquisitions of Zapotec in February 2001 ($161,000) and E3 in September 2001 ($2.2 million).

      Restructuring, Asset Disposition and Other Merger Related Charges. We consistently monitor the impact of the economic environment on the outlook for demand for our products and services, and make adjustments to our workforce as necessary to maintain overall profitability. In second quarter 2002, we recorded a $1.3 million restructuring charge for a workforce reduction of 53 full-time employees, primarily in the consulting services function in the Americas and Europe. All employees potentially impacted by this restructuring were notified of the plan of termination and the related benefits on or before June 30, 2002.

      In fourth quarter 2002, we recorded another restructuring charge of $5.0 million for termination and office closure costs associated with the reorganization of the Company to implement the CVP initiative. The implementation of CVP will allow us to reallocate our resources in response to a fundamental shift in the way we develop product and bring it to market, as well as to changes in the demand for the various types of products we sell, the length of implementation efforts required and associated skill requirements. In addition, the related workforce reduction will enable us to better align our cost structure during the current economic downturn, which has adversely impacted our revenues, elongated our selling cycles, and delayed, suspended or reduced the demand for certain of our products. The reorganization will result in the consolidation of nearly all product development activities at our corporate headquarters, a workforce reduction of approximately 230 full-time employees (“FTE”) and certain office closures. The workforce reduction includes certain employees involved in product development (73 FTE) and client support services (28 FTE) who choose not to relocate, and reductions in consulting services personnel (66 FTE), sales and marketing personnel (37 FTE), and administrative functions (26 FTE). We currently expect to hire replacements for approximately 34 FTE in product development and client support services to replace those individuals who choose not to relocate to our corporate headquarters. We expect to reduce our annual fixed operating costs by approximately $10 million to $12 million through this reorganization and restructuring effort. All employees potentially impacted by this reorganization initiative were notified of the plan of termination and the related benefits on or before December 31, 2002. Office closure costs pertain to certain US, Latin America, and European offices that were either under-performing or became redundant with the relocation initiatives.

      We recorded restructuring, asset disposition and other merger related charges of $749,000 in first quarter 2001 and an additional $236,000 in fourth quarter 2001 for JDA employees made redundant in the E3 acquisition. These restructuring initiatives involved a workforce reduction of 41 full-time employees in certain implementation service groups, product development activities, sales and marketing, and administrative functions in the United States, Europe, Canada and Latin America. All workforce reductions associated with these charges were made on or before March 31, 2001 or December 31, 2001, as appropriate. The first quarter 2001 charges also include other merger related charges of $208,000 for the write-off of certain merger and acquisition costs related to a potential acquisition that was abandoned.

      Relocation Costs to Consolidate Development and Support Activities. We incurred $452,000 in costs through December 31, 2002, in connection with CVP, to relocate certain product development and client support services employees based in offices around the United States and the United Kingdom to our corporate headquarters, and we expect to incur an additional $1.7 million to $1.8 million in relocation costs during 2003 to complete this consolidation. The relocation costs will be reported in income from continuing operations as they are incurred.

     Operating Income

      Operating income decreased 32% to $8.3 million in 2002 from $12.1 million in 2001. The decrease in operating income results from decreases in software licenses and service revenues of 6% and 7%, respectively in 2002 compared to 2001, a $5.3 million increase in restructuring charges, and a $9.2 million, or 9% increase in operating expenses, excluding amortization of intangibles, purchased in-process research and development, restructuring charges, asset disposition and other merger related charges, and relocation costs, offset in part by a 42% increase in maintenance services revenue, a $1.4 million decrease in amortization of acquired software technology and other intangibles, and a $1.6 million decrease in purchased in-process research and development costs.

      Operating income in our Retail Enterprise Systems business segment decreased 15% to $29.8 million in 2002 from $34.9 million in 2001. The decrease results from lower total software and services revenues and increases in product development costs and costs of maintenance services in this business segment in 2002 compared to 2001, offset in part by higher maintenance services revenue and decreases in sales and marketing costs and costs of consulting services due to reduced headcounts and lower incentive compensation.

      Operating income in our In-Store Systems business segment decreased 3% to $5.3 million in 2002 from $5.5 million in 2001. The decrease results form lower software and services revenues, and increases in product development costs and costs of maintenance services in this business segment in 2002 compared to 2001, offset in part by higher maintenance services revenue and decreases sales and marketing costs and costs of services due to reduced headcounts and lower incentive compensation.

      Operating income in our Collaborative Solutions business segment increased 37% to $10.5 million in 2002 from $7.6 million in 2001. The increase results primarily from increases in software license sales, maintenance services and consulting services revenues, offset in part by increases in sales and marketing and product development costs to support our new CPFR initiatives.

Provision for Income Taxes

      The provision for income taxes was $1,036,000, or 10.4% of income before income taxes in 2002 compared to $5,101,000, or 34.6% in 2001. During 2002, we recognized a benefit of $1,919,000 that related primarily to the resolution of an audit by the Inland Revenue of our United Kingdom subsidiaries for the years 1997 through 2000, and a tentative settlement in the United States of an income tax examination by the Internal Revenue Service of our 1998 and 1999 federal income tax returns. In the tentative settlement, the Internal Revenue Service agreed to allow the Company to take a research and development expense tax credit for most of the qualifying expenses originally reported in the Company’s corporate income tax returns for those years. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The provisions for income taxes for 2002 and 2001 do not include the tax benefits realized from employee stock options exercised during these years of $5,770,000, net of a $1,024,000 valuation allowance, and $907,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in capital.

      During 2002, we established a valuation allowance of $3,481,000 on foreign tax credit carryovers because we have been operating in an excess credit position. We charged $1,024,000 of this valuation allowance to additional paid-in capital due to the potential loss of foreign tax credits from the exercise of employee stock options. We feel it is more likely than not that foreign tax credits will not be realized. If, in the future, the Company determines that it is able to utilize the foreign tax credits, a portion of the valuation allowance reversal will be recorded to additional paid-in capital.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Revenues

      Revenues consist of product revenues and consulting services revenue, which represented 52% and 48%, respectively, of total revenues in 2001 and 2000. Total revenues for 2001 were $213.8 million, an increase of $35.1 million, or 20%, over the $178.7 million reported in 2000. The 2001 results include $17.8 million in incremental revenues from the acquisition of E3 on September 7, 2001, and an $8.3 million impact from owning Intactix for three more months in 2001 compared to 2000. Intactix was acquired in April 2000. Excluding these factors, product revenues decreased 3% and consulting services revenues and total revenues increased 13% and 5%, respectively in 2001 compared to 2000.

Product Revenues

      Software Licenses. Software license revenues for 2001 increased 14% to $71.2 million from $62.6 million in 2000. The results for 2001 include $10.8 million in incremental software license revenues from the acquisition of E3, and a $4.0 million impact from owning Intactix for three more months in 2001 compared to 2000. Excluding the impact of these factors, software license revenues decreased 10% in 2001 compared to 2000. Weakening economic conditions and the September 11 attack adversely impacted sales during 2001. In addition, we believe mid-tier retailers may have been reluctant during the economic slowdown to make the substantial investment in new hardware that usually accompanies the implementation of a new point-of-sale system due to the slower expected return on total investment. Strategic Merchandise Management Solutions such as Portfolio Replenishment, Portfolio Space Management and Intellect appear to have been less affected by the economic slowdown as they can enable our customers to lower their inventory levels and provide a quicker return on investment than products in other categories. Software license revenues represented 33% of total revenues in 2001 compared to 35% in 2000.

      Software license revenues in the Americas increased 41% in 2001 compared to 2000. Excluding the favorable impact of incremental revenues from the acquisition of E3 and three more months of ownership of the Intactix product line, software license revenues in the Americas increased 13% in 2001 compared to 2000 due primarily to an increase in sales of the PMM application. We believe this increase reflected an increase in demand for packaged merchandising systems by larger, more complex retailers requiring the functionality and scalability of a UNIX/ Oracle solution, particularly in the grocery and convenience store sector of the retail market. Software license revenues in Europe increased 15% in 2001 compared to 2001. Excluding the favorable impact of incremental revenues from the acquisition of E3 and three more months of ownership of the Intactix product line, software license revenues in Europe decreased 24% in 2001 compared to 2000. Software license revenues in Asia/ Pacific decreased 52% in 2001 compared to 2000. Excluding the favorable impact of incremental revenues from the acquisition of E3 and three more months of ownership of the Intactix product line, software license revenues decreased 54% in 2001 compared to 2000. We reported record results in the Asia/ Pacific region in 2000 due primarily to sales of Retail Enterprise Systems to larger retail customers with annual sales in excess of $5 billion in Australia and Japan.

      Maintenance Services. Maintenance services revenues for 2001 increased 34% to $40.6 million from $30.4 million in 2000. The results for 2001 include the favorable impact of $3.8 million in incremental maintenance services revenues from the acquisition of E3, the $2.8 million impact from owning Intactix for three more months in 2001 compared to 2000, and an increase in maintenance revenues resulting from a larger software license install base in all of our product lines. Maintenance services revenues represented 19% of total revenues in 2001 compared to 17% in 2000.

Consulting Services

      Consulting services revenues, including the reclassification of reimbursed expenses, increased 19% in 2001 to $102.0 million from $85.7 million in 2000. The results for 2001 include the favorable impact of $3.2 million in incremental consulting services revenues from the acquisition of E3, and an increase in consulting services revenues resulting primarily from the increase in new PMM software licenses sales during 2000 and 2001. Consulting services revenue typically lags the sale of software licenses by as much as one year. Consulting services revenues represented 48% of total revenues in both 2001 and 2000.

Business Segment Revenues

      Total revenues in our Retail Enterprise Systems business segment increased 18% to $162.3 million in 2001 from $137.1 million in 2000. The results for 2001 include the favorable impact of $13.8 million in incremental revenues from the acquisition of E3 and the $2.8 million impact from owning Intactix for three more months in 2001 compared to 2000. Excluding the favorable impact of these factors, total revenues in this segment increased 6% in 2001 compared to 2000. Revenues from our Portfolio Merchandise Management Systems increased 10% in 2001 compared to 2000 due to a 39% increase in revenues related to PMM, offset in part by a 12% decrease in revenues related to MMS. We believe the increase in PMM revenues reflected an increase in demand for packaged merchandising systems by larger, more complex retailers requiring the functionality and scalability of a UNIX/ Oracle solution, particularly in the grocery and convenience store section of the retail market. MMS software license revenues for 2001 decreased 44% compared to 2000. We believe the market for the MMS application has been more heavily affected by the slower economic conditions, particularly in our international regions. Revenues from our Strategic Merchandise Management Solutions increased 41% in 2001 compared to 2000. Excluding the favorable impact of incremental revenues from the acquisition of E3 and the additional quarter of ownership of the Intactix product line, revenues from Strategic Merchandise Management Solutions increased 6% in 2001 compared to 2000. We believe demand for Strategic Merchandise Management Solutions such as Portfolio Replenishment, Portfolio Space Management, and Intellect appeared to be less affected by the economic slowdown as they can enable our customers to lower their inventory levels and provide a quicker return on investment than products in other categories. The Retail Enterprise Systems business segment represented 76% of our total revenues in 2001 compared to 77% in 2000.

      Total revenues in our In-Store Systems business segment were flat at $27.0 million in 2001 compared to 2000. Software license revenues in this business segment decreased 28% in 2001 compared to 2000, offset by increases in maintenance and consulting services revenues of 53% and 10%, respectively. Weakening economic conditions adversely impacted sales of In-Store Systems during 2001. We believe mid-tier retailers may have been reluctant during the economic slowdown to make the substantial investment in new hardware that usually accompanies the implementation of a new point of sale system due to the slower expected return on total investment. Maintenance services revenues increased in 2001 compared to 2000 as a result of our increased software license install base. Consulting services revenues increased in 2001 compared to 2000 due to the increase in new software license sales we experienced during 2000. The In-Store Systems business segment represented 13% of total revenues in 2001 compared to 15% in 2000.

      Total revenues in our Collaborative Solutions business segment increased 68% to $24.5 million in 2001 from $14.6 million in 2000. The results for 2001 include the favorable impact of $4.0 million in incremental revenues from the acquisition of E3 and the $5.5 million impact from owning Intactix for three more months in 2001 compared to 2000. Excluding the favorable impact of these factors, total revenues in this business segment increased 2% in 2001 compared to 2000. We believe the wholesale and manufacturing markets were negatively impacted by the economic slowdown. The Collaborative Solutions business segment represented 11% of total revenues in 2001 compared to 8% in 2000.

Geographic Revenues

      Total revenues in the Americas (includes the United States, Canada and Latin America) increased 28% to $143.7 million in 2001 from $111.9 million in 2000. The results for 2001 include the favorable impact of $11.7 million in incremental revenues from the acquisition of E3 and the $5.3 million impact from owning Intactix for three more months in 2001 compared to 2000. Excluding the favorable impact of these factors, total revenues in this region increased 13% in 2001 compared to 2000. Software license, maintenance services and consulting services revenues related to Retail Enterprise Systems increased in this region in 2001 compared to 2000.

      Total revenues in Europe increased 19% to $47.3 million in 2001 from $39.9 million in 2000. The results for 2001 include the favorable impact of $6.0 million in incremental revenues from the acquisition of E3 and the $2.7 million impact from owning Intactix for three more months in 2001 compared to 2000. Excluding the favorable impact of these factors, total revenues in this region decreased 3% in 2001 compared to 2000. Retail Enterprise Systems consulting revenues, and software license sales and maintenance services revenues related to Collaborative Solutions increased in this region in 2001 compared to 2000.

      Total revenues in Asia/ Pacific decreased 15% to $24.8 million in 2001 from $29.2 million in 2000. The results for 2001 include the favorable impact of $165,000 in incremental revenues from the acquisition of E3 and the $299,000 impact from owning Intactix for three more months in 2001 compared to 2000. Excluding the favorable impact of these factors, total revenues in this region decreased 17% in 2001 compared to 2000. Software license revenues decreased in all business segments in 2001 compared to 2000, offset in part by increased maintenance and consulting services revenues related to ongoing Retail Enterprise Systems implementations in Australia and Japan. During 2001 we experienced significant decreases in total revenues in Australia and Japan compared to 2000. We reported record results in the Asia/ Pacific region in 2000 due primarily to sales of Retail Enterprise Systems to larger retail customers with annual sales in excess of $5 billion in Australia and Japan.

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

      Amortization of Acquired Software Technology. Amortization of acquired software technology was $3.0 million in 2001 compared to $1.8 million in 2002. The increase results primarily from an increase in amortization on software technology acquired from E3 in September 2001.

      Cost of Maintenance Services. Cost of maintenance services increased 46% to $11.2 million, or 28% of maintenance services revenues, in 2001 from $7.7 million, or 25% of maintenance services revenues, in 2000. The increase results from the cost of full-time employees added in connection with the acquisition of E3 in September 2001 and the addition of headcount in the customer support function during 2001 to support our growing installed client base.

Cost of Consulting Services

      Cost of consulting services, including the reclassification of reimbursed expenses, increased 7% to $76.9 million in 2001 from $72.0 million in 2000. The increase results in part from the cost of full-time employees added in connection with the acquisition of E3 in September 2001. In addition, we added full-time employees to our consulting services group in 2001 compared to 2000 to support the increased demand for consulting services resulting from increased sales of new software licenses during 2000. Our consulting services headcount increased 6% in 2001 compared to 2000 and as of December 31, 2001 there were 588 individuals involved in this function. We also incurred higher costs for outside contractors in the Asia/ Pacific region during 2001, and higher travel and training costs.

Gross Profit

      Gross profit for 2001 increased 28% to $120.5 million, or 56% of total revenues, from $94.3 million, or 53% of total revenues, in 2000. This increase results from an $8.6 million, or 14%, increase in software license revenues, a $10.2 million, or 34%, increase in maintenance services revenues, and a $16.3 million, or 19%, increase in consulting services, including the reclassification of reimbursed expenses, together with higher consulting margins. Consulting services margins increased to 25% in 2001 compared to 16% in 2000 primarily as a result of improved utilization rates due to the realignment of resources within the consulting services organization to reflect changes in product and geographic demands.

Operating Expenses

      Operating expenses, excluding amortization of intangibles, purchased in-process research and development and restructuring, asset disposition, and other merger related charges, increased 27% to $99.5 million, or 47% of total revenues, in 2001 from $78.4 million, or 44% of total revenues, in 2000.

      Product Development. Product development expenses for 2001 increased 19% to $34.4 million from $28.8 million in 2000. Product development expense as a percentage of total revenues was 16% in both 2001 and 2000. The increase in product development expense results primarily from the cost of full-time employees added in connection with the acquisitions of Zapotec in February 2001, NeoVista in June 2001 and E3 in September 2001, and the additional quarter of product development expense related owning Intactix for three more months in 2001 compared to 2000. Our product development headcount increased 29% in 2001 compared to 2000, and as of December 31, 2001 there were 328 individuals involved in this function. We believe that with the current breadth of our product suite, we can continue to effectively develop and market new value-added products with our existing capacity, absent further product acquisitions. We also believe development of our software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

      Sales and Marketing. Sales and marketing expenses for 2001 increased 32% to $38.0 million from $28.8 million in 2000. Sales and marketing expense as a percentage of total revenues was 18% in 2001 compared to 16% in 2000. The increase in sales and marketing expenses results primarily from a 16% increase in quota carrying sales representatives, higher commissions as a percentage of software license revenues, and higher average travel costs due in part to the acquisition of E3 in September 2001. Our sales and marketing headcount increased 23% in 2001 compared to 2000, and as of December 31, 2001 there were 172 individuals involved in this function, including 93 quota carrying sales personnel compared to 80 at December 31, 2000.

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

      Amortization of Intangibles. Amortization of intangibles for 2001 increased 17% to $5.5 million from $4.7 million in 2000. The results for 2001 include an additional quarter of amortization related to goodwill and other intangibles recorded in connection with the acquisition of Intactix in April 2000 and new amortization related to the acquisitions of Zapotec in February 2001, NeoVista in June 2001 and E3 in September 2001.

      Purchased In-process Research and Development. During 2001, we expensed $161,000 of purchased in-process research and development in connection with the acquisition of Zapotec in February 2001, and $2.2 million in connection with the acquisition of E3 in September 2001. We expensed $200,000 of purchased in-process research and development during 2000 in connection with the acquisition of Intactix in April 2000.

      Restructuring, Asset Disposition and Other Merger Related Charges. We recorded restructuring, asset disposition and other merger related charges of $749,000 in first quarter 2001 and an additional $236,000 in fourth quarter 2001 for JDA employees made redundant in the E3 acquisition. These restructuring initiatives involved a workforce reduction of 41 full-time employees certain implementation service groups, product development activities, sales and marketing, and administrative functions in the Americas and Europe. All workforce reductions associated with these charges were made on or before March 31, 2001 or December 31, 2001, as appropriate. Included in the amounts above are other merger related charges of $208,000 that consist of the write-off of certain merger and acquisition costs related to a potential acquisition that was abandoned.

      A restructuring and asset disposition charge of $828,000 was recorded during first quarter 2000. This restructuring initiative involved a workforce reduction of 65 full-time employees in certain implementation service groups and administrative functions in the Americas and Europe. We believe this reduction helped stabilize service margins, optimized our labor resources in these geographic regions, and freed up funds for investment in staff that support higher growth product lines, including Portfolio Planning and our e-commerce initiatives. All workforce reductions associated with this charge were made on or before March 31, 2000.

Operating Income

      Operating income increased 18% to $12.1 million in 2001 from $10.2 million in 2000. Approximately $1.8 million of this increase results from the acquisition of E3 in September 2001.

      Operating income in our Retail Enterprise Systems business segment increased 55% to $34.9 million in 2001 from $22.6 million in 2000. The increase results primarily from incremental increases in software licenses, maintenance and consulting services revenues from the acquisition of E3, additional revenue from owning Intactix for three more months in 2001 compared to 2000, and an increase in revenues related to PMM, offset in part by an increase in sales and marketing expense.

      Operating income in our In-Store Systems business segment decreased 38% to $5.5 million in 2001 from $8.8 million in 2000. The decrease results primarily from a 28% decrease in software license sales and an increase in product development expense for the Store Portal application, offset in part by increased maintenance and consulting services revenues.

      Operating income in our Collaborative Solutions business segment increased 43% to $7.6 million in 2001 from $5.3 million in 2000. The Collaborative Solutions business segment did not exist prior to second quarter 2000 and the increase in operating income in 2001 compared to 2000 results primarily from incremental sales of software licenses, maintenance and consulting services from the acquisition of E3 in September 2001 and the impact of owning Intactix for three more months in 2001 compared to 2000. The acquisitions of Intactix and E3 provided us with an additional client base of over 3,000 manufacturers and wholesalers and a new market for business-to-business collaborative planning between the retailers and their suppliers.

Provision for Income Taxes

      Our effective income tax rate reflects statutory federal, state and foreign tax rates, partially offset by reductions for research and development expense tax credits. From time to time, we may be subjected to audit by federal, state and/or foreign taxing authorities. During 2001 we reached an agreement with the IRS that settled the proposed adjustments from the audit of our 1997 and 1996 Federal Income Tax Returns. In the settlement, the IRS agreed to allow us to take a research and development expense tax credit for substantially all of the qualifying expenses originally reported in our corporate income tax returns for those years. We reduced the 2001 effective income tax rate from 37% to 34.6% by including current research and development expense tax credits that would not have been claimed prior to the settlement.

Liquidity and Capital Resources

      We had working capital of $121.0 million at December 31, 2002 compared with $93.1 million at December 31, 2001. Cash and marketable securities at December 31, 2002 were $101.9 million, an increase of $37.9 million from the $64.0 million reported at December 31, 2001. Working capital and our cash and marketable securities balances increased in 2002 primarily as a result of cash provided by operating activities and the cash received from the issuance of common stock under our stock option and employee stock purchase plans.

      Operating activities provided cash of $41.5 million and $29.4 million in 2002 and 2001, respectively. The $12.1 million increase in cash provided from operating activities in 2002 compared to 2001 results primarily from $4.9 million higher tax benefits from the exercise of stock options and shares purchased under the employee stock purchase plan, and an $11.3 million decrease in accounts receivable in 2002 compared to $7.1 million increase in 2001. These improvements were partially offset by a $2.0 million lower provision for doubtful accounts, $1.3 million lower depreciation and amortization, and $7.4 million lower deferred income taxes. Our net receivables were $47.1 million, or 79 days sales outstanding (“DSOs”) at December 31, 2002 compared to $60.9 million, or 91 DSOs at December 31, 2001. Collection of receivables continues to be an area of focus during these tentative economic times. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including seasonality, shifts in customer buying patterns, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.

      Investing activities utilized cash of $38.9 million and $35.6 million in 2002 and 2001, respectively. Cash utilized by investing activities in 2002 results primarily from the net purchase of $18.6 million of marketable securities, the payment of $8.6 million in direct costs related to the acquisition of E3, a $4.2 million cash payment for the acquisition of J • Commerce, and $8.3 million in capital expenditures. Cash utilized by investing activities in 2001 includes $24.5 million in cash payments for the acquisitions of Zapotec, NeoVista, and E3, $6.8 million in capital expenditures, the payment of $6.0 million in direct costs related to the acquisition of E3, and the issuance of a $3.5 million promissory note receivable, offset in part by the net maturity of $3.7 million of marketable securities.

      Financing activities provided cash of $15.4 million in 2002 and utilized cash of $1.6 million in 2001. The activity in both periods includes proceeds from the issuance of common stock under our stock option and employee stock purchase plans. In addition, the activity for 2002 includes the repurchase of 100,000 shares of our outstanding stock for $1.1 million, primarily under the stock repurchase program authorized by our Board of Directors in July 2002. The activity for 2001 also includes the repurchase of 76,500 shares of our outstanding stock for $875,000 under the stock repurchase program authorized by our Board of Directors in October 2000, and the payoff of $8.2 million in borrowings under lines of credit, notes payable, and long-term debt assumed in connection with the acquisition of E3.

      Changes in the currency exchange rates of our foreign operations had the effect of increasing cash by $1.2 million in 2002 and reducing cash by $1.1 million in 2001. We currently have no derivative instruments and did not engage in any material foreign currency hedging transactions in 2002 or 2001.

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

      In July 2002, our Board of Directors authorized the repurchase of up to two million shares of our outstanding common stock. Under this repurchase program, we may periodically repurchase common shares during a one-year period ending July 22, 2003 on the open market at prevailing market prices. As of December 31, 2002, we have repurchased a total of 100,000 shares of our common stock for $1.1 million under this program. Our Board of Directors previously authorized a stock repurchase program in October 2000 for the purchase of up to two million shares of our outstanding common stock over a one-year period that ended October 21, 2001. We purchased a total of 239,000 shares under this program during 2000 and 2001.

      We believe that our cash and cash equivalents, investments in marketable securities, and funds generated from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS OR

THE MARKET PRICE OF OUR STOCK

      We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2002, 2001 and 2000 contained elsewhere in this Form 10-K.

Regional And/ Or Global Changes in Economic, Political And Market Conditions Could Cause Decreases in Demand For Our Software And Related Services Which Could Negatively Affect Our Revenue And Operating Results And The Market Price of Our Stock.

      Our revenue and profitability depend on the overall demand for our software and related services. A regional and/or global change in the economy and financial markets could result in delay or cancellation of customer purchases. We and most of our competitors recently announced that current economic conditions have negatively impacted financial results. In addition, recent developments associated with terrorist attacks on United States’ interests and a potential war with Iraq have resulted in economic, political and other uncertainties, which could further adversely affect our revenue growth and operating results. If demand for our software and related services decrease, our revenues would decrease and our operating results would be adversely affected. Our inability to license software products to new customers may cause our stock price to fall.

Our Quarterly Operating Results May Fluctuate Significantly, Which Could Adversely Affect the Price of Our Stock.

      Our quarterly operating results have varied and are expected to continue to vary in the future. If our quarterly operating results fail to meet management’s projections or analysts’ expectations, the price of our stock could decline. Many factors may cause these fluctuations, including:

•	Demand for our software products and services, including the size and timing of individual contracts and our ability to recognize revenue with respect to contracts signed in the quarter, particularly with respect to our significant customers;

•	Changes in the length of our sales cycle;

•	Competitive pricing pressures;

•	Customer order deferrals resulting from the anticipation of new products, economic uncertainty, disappointing operating results by the customer, or otherwise;

•	The timing of new software product introductions and enhancements to our software products or those of our competitors, and market acceptance of our new software products;

•	Changes in our operating expenses;

•	Changes in the mix of domestic and international revenues, or expansion or contraction of international operations;

•	Our ability to complete fixed price consulting contracts within budget;

•	Foreign currency exchange rate fluctuations;

•	Operational issues resulting from corporate reorganizations (see “We May Encounter Difficulties Successfully Implementing Our Recent Corporate Reorganization”); and

•	Lower-than-anticipated utilization in our consulting services group as a result of reduced levels of software sales, reduced implementation times for our products, changes in the mix of demand for our software products, or other reasons.

Our Stock Price Has Been And May Remain Volatile.

      The trading price of our common stock has in the past and may in the future be subject to wide fluctuations. Examples of factors that we believe have caused fluctuations in our stock price in the recent past include the following:

•	Cancelled or delayed purchasing decisions related to the September 11 terrorist attack and the uncertainty related to potential future terrorist attacks or the threat of a US war with Iraq;

•	The millennium change;

•	Conversion to the Euro currency;

•	External and internal marketing issues;

•	Our announcement of our reduced visibility and increased uncertainty concerning future demand for our products;

•	Increased competition;

•	Elongated sales cycles;

•	A limited number of reference accounts with implementations in the early years of product release;

•	Certain design and stability issues in early versions of our products; and

•	Lack of desired features and functionality.

      In addition, fluctuations in the price of our common stock may expose us to the risk of securities class action lawsuits. Defending against such lawsuits could result in substantial costs and divert management’s attention and resources. Furthermore, any settlement or adverse determination of these lawsuits could subject us to significant liabilities.

Our Gross Margins May Vary Significantly or Decline.

      Because the gross margins on product revenues (software licenses and maintenance services) are significantly greater than the gross margins on consulting services revenue, our combined gross margin has fluctuated from quarter to quarter, and it may continue to fluctuate significantly based on revenue mix. Subsequent to the September 11 attack, we believe retailers have changed their buying behavior and that this has resulted in a fundamental shift in the mix of demand for the various types of products we sell. Demand for our Portfolio Merchandise Management Systems has declined and customers now appear to be more interested in buying Strategic Merchandise Management Solutions that require lower levels of services to implement, enable lower inventory levels without reducing sales, and provide a quicker return on investment. The decline in software sales of Portfolio Merchandise Management Systems is having a corollary negative impact on our service revenues as consulting services revenue typically lags the performance of software revenues by as much as one year. As a result of this change in revenue mix, we expect that our consulting services revenue will continue to decline sequentially each quarter until the demand for Portfolio Merchandise Management Systems and the related implementation services returns, or until underlying economic conditions improve. In addition, our gross margins on consulting services revenue vary significantly with the rates at which we utilize our consulting personnel, and as a result, our overall gross margins will be adversely affected when there is not enough work to keep our consultants busy.

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

We May Encounter Difficulties Successfully Implementing Our Recent Corporate Reorganization.

      In fourth quarter 2002 we substantially reorganized our Company to improve the profitability of our operations and to implement our Customer Value Program initiative. As part of this reorganization, we terminated a significant number of personnel both domestically and internationally, reassigned certain existing personnel and added a number of new personnel. We will likely encounter difficulties implementing this extensive and complex reorganization. Potential risks include, but are not limited to: (i) the possibility that we may not be able to successfully persuade enough key E3 and Arthur product development and support personnel to relocate to our corporate headquarters in Scottsdale, Arizona; (ii) the possible disruption in our operations caused by such a large and complex reorganization; (iii) the difficulty of accurately forecasting the timing, amount, and the nature of costs that we will incur in implementing the reorganization, particularly international termination costs, which can be significantly higher than domestic termination costs; and (iv) the possibility that we will not be able to successfully recruit appropriately skilled and experienced personnel to fill new positions.

We Are Dependent Upon The Retail Industry.

      Historically, we have derived 80% or more of our revenues from the license of software products and the performance of related services to retail customers. Although the acquisitions of Arthur, Intactix, Zapotec, NeoVista Decision Series and E3 have expanded our product offerings to provide collaborative applications that address new vertical market opportunities with the manufacturers and wholesalers who supply our traditional retail customers, our future growth is critically dependent on increased sales to retail customers. The success of our customers is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, we believe that the licensing of certain of our software products involves a large capital expenditure, which is often accompanied by large-scale hardware purchases or other capital commitments. As a result, demand for our products and services could decline in the event of instability or potential downturns.

      We believe the retail industry remains cautious with their level of investment in information technology during the current difficult economic cycle, perhaps due to poor macroeconomic conditions, and uncertainty related to the threat of future terrorist attacks and of a US war with Iraq. We remain concerned about weak and uncertain economic conditions, consolidations and the disappointing results of retailers in certain of our geographic regions. The retail industry will be negatively impacted if negative economic conditions or fear of additional terrorists’ attacks or the threat of a US war with Iraq persists for an extended period of time. Weak and uncertain economic conditions have in the past, and may in the future, negatively impact our revenues, elongate our selling cycles, and delay, suspend or reduce the demand for our products. As a result, it is difficult in the current economic environment to predict exactly when specific software licenses will close within a six to nine month time frame. In addition, weak and uncertain economic conditions could impair our customers’ ability to pay for our products or services. Any of these factors could adversely impact our business, quarterly or annual operating results and financial condition.

      We also believe that the retail industry may be consolidating, and that the industry is currently experiencing increased competition in certain geographical regions that could negatively impact the industry and our customers’ ability to pay for our products and services. Such consolidation has in the past, and may in the future, negatively impact our revenues, reduce the demand for our products and may negatively impact our business, operating results and financial condition.

There May Be An Increase in Customer Bankruptcies Due to Weak Economic Conditions.

      We have in the past and may in the future be impacted by customer bankruptcies that occur in periods subsequent to the software license sale. During weak economic conditions, such as those currently being experienced in many geographic regions around the world, there is an increased risk that certain of our customers will file bankruptcy. When our customers file bankruptcy, we may be required to forego collection of pre-petition amounts owed and to repay amounts remitted to us during the 90-day preference period preceding the filing. Accounts receivable balances related to pre-petition amounts may in certain of these instances be large due to extended payment terms for software license fees, and significant billings for consulting and implementation services on large projects. The bankruptcy laws, as well as the specific circumstances of each bankruptcy, may severely limit our ability to collect pre-petition amounts, and may force us to disgorge payments made during the 90-day preference period. We also face risk from international customers that file for bankruptcy protection in foreign jurisdictions, in that the application of foreign bankruptcy laws may be less certain or harder to predict. Although we believe that we have sufficient reserves to cover anticipated customer bankruptcies, there can be no assurance that such reserves will be adequate, and if they are not adequate, our business, operating results and financial condition would be adversely affected.

We May Have Difficulty Attracting And Retaining Skilled Personnel.

      Our success is heavily dependent upon our ability to attract, hire, train, retain and motivate skilled personnel, including sales and marketing representatives, qualified software engineers involved in ongoing product development, and consulting personnel who assist in the implementation of our products and services. The market for such individuals is competitive. For example, it may be particularly difficult to attract and retain product development personnel experienced in the Microsoft .Net platform since the .Net platform is a new and evolving technology. Given the critical roles of our sales, product development and consulting staffs, our inability to recruit successfully or any significant loss of key personnel would hurt us. A high level of employee mobility and aggressive recruiting of skilled personnel characterize the software industry. We cannot guarantee that we will be able to retain our current personnel, attract and retain other highly qualified technical and managerial personnel in the future, or be able to assimilate the employees from any acquired businesses. We will continue to adjust the size and composition of the workforce in our services organization to match the different product and geographic demand cycles. If we were unable to attract and retain the necessary technical and managerial personnel, or assimilate the employees from any acquired businesses, our business, operating results and financial condition would be adversely affected.

We Have Only Deployed Certain of Our Software Products On a Limited Basis, And Have Not Yet Deployed Some Software Products That Are Important to Our Future Growth.

      Certain of our software products, including MMS Multi-Channel, Store Portal, the UNIX/ Oracle version of the Portfolio Replenishment module Advanced Warehouse Replenishment by E3, and certain modules of Affinity and Intellect,have been commercially released within the last two years. Other modules of Affinity and Intellect, as well as the UNIX/ Oracle version of the Portfolio Replenishment module Advanced Store Replenishment by E3 and the point-of-sale product that we purchased from J • Commerce, are still in beta or under development. In addition, we have only recently announced our intentions to develop or acquire a series of business-to-business e-commerce solutions, including products in furtherance of our pursuit of the market for Collaborative Solutions. The markets for these products are new and evolving, and we believe that retailers and their suppliers may be cautious in adopting web-based and other new technologies. Consequently, we cannot predict the growth rate, if any, and size of the markets for our e-commerce products or that these markets will continue to develop. Potential and existing customers may find it difficult, or be unable, to successfully implement our e-commerce products, or may not purchase our products for a variety of reasons, including their inability or unwillingness to deploy sufficient internal personnel and computing resources for a successful implementation. In addition, we must overcome significant obstacles to successfully market our newer products, including limited experience of our sales and consulting personnel. If the markets for our newer products fail to develop, develop more slowly or differently than expected or become saturated with competitors, or if our products are not accepted in the marketplace or are technically flawed, our business, operating results and financial condition will decline.

We Are Investing Heavily in Re-Writing Many of Our Products For The Microsoft.Net Platform.

      We currently plan to migrate PMM and Store Portal, as well as starting to re-write the Portfolio Replenishment modules and Portfolio Planning using the Microsoft .Net technology platform (“.Net Platform”) during 2003. The first .Net Platform products are not scheduled for commercial release until the end of 2003. We also plan to develop new products as well as shared code components using the .Net Platform. The risks of our commitment to the .Net Platform include, but are not limited to, the following:

•	The possibility that prospective customers will refrain from purchasing the current versions of products to be re-written because they are waiting for the .Net Platform versions;

•	The possibility that our .Net Platform beta customers will not become favorable reference sites; (iii) adequate scalability of the .Net Platform for our largest customers;

•	Adequate scalability of the .Net Platform for our largest customers;

•	The ability of our development staff to learn how to efficiently and effectively develop products using the .Net Platform;

•	Our ability to transition our installed base onto the .Net Platform when it is available;

•	Microsoft’s ability to achieve market acceptance of the .Net platform; and

•	Microsoft’s continued commitment to enhancing and marketing the .Net platform.

      Despite efforts to mitigate the risks of the .Net Platform project, there can be no assurances that our efforts to re-write many of our current products and to develop new products using the .Net Platform will be successful. If the .Net Platform project is not successful, it likely will have a material adverse effect on our business, operating results and financial condition.

We May Introduce New Lines of Business Where We Are Less Experienced.

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

There Are Many Risks Associated with International Operations.

      Our international revenues represented 43% of total revenues in the year ended December 31, 2002 as compared to 44% and 48% in 2001 and 2000, respectively. If our international operations grow, we must recruit and hire a number of new consulting, sales and marketing and support personnel in the countries in which we have or will establish offices. Our entry into new international markets typically requires the establishment of new marketing and distribution channels as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. The opening of our new offices typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. If we are less successful in a new market than we expect, we may not be able to realize an adequate return on our initial investment and our operating results could suffer. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, that we will be successful at hiring, training or retaining such personnel, or that we can expand or contract our international operations in a timely, cost effective manner.

      Our international business operations are subject to risks associated with international activities, including:

•	Currency fluctuations;

•	Higher operating costs due to local laws or regulations;

•	Unexpected changes in employment and other regulatory requirements;

•	Tariffs and other trade barriers;

•	Costs and risks of localizing products for foreign countries;

•	Longer accounts receivable payment cycles in certain countries;

•	Potentially negative tax consequences;

•	Difficulties in staffing and managing geographically disparate operations;

•	Greater difficulty in safeguarding intellectual property, licensing and other trade restrictions;

•	Repatriation of earnings;

•	The burdens of complying with a wide variety of foreign laws; and

•	General economic conditions in international markets.

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

We May Face Difficulties In Our Highly Competitive Markets, Particularly if The Current Weak Economic Conditions Persist.

      The markets for our software products are highly competitive. However, we believe the number of significant competitors in many of our application markets has diminished over the past five years. We believe the principal competitive factors in our markets are feature and functionality, product reputation and reference accounts, retail and supply chain industry expertise, total solution cost and quality of customer support. We believe that pricing pressure has increased in response to the economic downturn, which could cause us to offer more significant discounts, or in some cases to lose potential business to competitors willing to offer what we believe to be overly aggressive discounts. We encounter competitive products from a different set of vendors in each of our primary product categories.

      Our Retail Enterprise Systems compete complete primarily with Retek, Inc., and with internally developed systems and other third-party developers such as Essentus, Inc., GERS, Inc., Marketmax, Inc., Micro Strategies Incorporated, Evant, Inc. (formerly Nonstop Solutions), NSB Retail Systems PLC, SAP AG, and SVI Holdings, Inc. In addition, new competitors may enter our markets and offer merchandise management systems that target the retail industry.

      The competition for our In-Store Systems is more fragmented than the competition for our Retail Enterprise Systems. We compete primarily with small point-of-sale focused companies such as CRS Business Computers, Datavantage, Inc., 360 Commerce, Tomax Technologies and Triversity, Inc. We also compete with other broad solution set providers such as NSB Retail Systems PLC and Retek, Inc.

      Our current Collaborative Solutions compete primarily with products from Marketmax, Inc., Evant Inc. (formerly Nonstop Solutions), AC Nielsen Corporation, i2 Technologies, Manugistics Group, Inc., Information Resources, Inc., and Synchra Systems.

      In the market for consulting services, we have pursued a strategy of forming informal working relationships with leading retail systems integrators such as Cap Gemini Ernst & Young, Kurt Salmon Associates and IBM Consulting Services (formerly PriceWaterhouseCoopers). These integrators, as well as independent consulting firms such as Accenture, IBM Global Services, AIG Netplex, CFT Consulting, Lakewest Consulting, SPL and ID Applications, also represent competition to our consulting services group. Moreover, because many of these consulting firms are involved in advising our prospective customers in the software selection process, they may successfully encourage a prospective customer to select software from a software company with whom they have a relationship. Examples of such relationships between consulting firms and software companies include the relationships between Retek, Inc. and Accenture, and between Retek, Inc. and IBM Global Services.

      As we continue to develop or acquire e-commerce products and expand our business in the Collaborative Solutions area, we expect to face potential competition from business-to-business e-commerce application providers, including Ariba, Commerce One, Commercialware, i2 Technologies, Manugistics Group, Inc., Microsoft, Inc., Retek, Inc., SAP AG, Synchra Systems, Ecometry Corporation, and others. A few of our existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and other resources than we do, which could provide them with a significant competitive advantage over us. We cannot guarantee that we will be able to compete successfully against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.

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

We May Have Difficulty Implementing Our Products.

      Our software products are complex and perform or directly affect mission-critical functions across many different functional and geographic areas of the enterprise. Consequently, implementation of our software products can be a lengthy process, and commitment of resources by our clients is subject to a number of significant risks over which we have little or no control. Although average implementation times have recently declined, we believe the implementation of the UNIX/ Oracle versions of our products can be longer and more complicated than our other applications as they typically (i) appeal to larger retailers who have multiple divisions requiring multiple implementation projects, (ii) require the execution of implementation procedures in multiple layers of software, (iii) offer a retailer more deployment options and other configuration choices, and (iv) may involve third party integrators to change business processes concurrent with the implementation of the software. Delays in the implementations of any of our software products, whether by our business partners or us, may result in client dissatisfaction, disputes with our customers, or damage to our reputation. Significant problems implementing our software therefore, can cause delays or prevent us from collecting license fees for our software and can damage our ability to get new business.

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

      There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that in the future third parties may claim that our current or potential future software solutions or we infringe on their intellectual property. We expect that software product developers and providers of e-commerce products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlap. Moreover, as software patents become more common, the likelihood increases that a patent holder will bring an infringement action against us, or against our customers, to whom we have indemnification obligations. In addition, we may find it necessary to initiate claims or litigation against third parties for infringement of our proprietary rights or to protect our trade secrets. Since we now resell hardware we may also become subject to claims from third parties that the hardware, or the combination of hardware and software, infringe their intellectual property. Although we may disclaim certain intellectual property representations to our customers, these disclaimers may not be sufficient to fully protect us against such claims. We may be more vulnerable to patent claims since we do not have any patents that we can assert defensively against a patent infringement claim. Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or license agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect on our business, operating results and financial condition.

If We Lose Access to Critical Third-Party Software or Technology, Our Costs Could Increase And The Introduction of New Products And Product Enhancements Could Be Delayed, Potentially Hurting Our Competitive Position.

      We license and integrate technology from third parties in certain of our software products. For example, we license the Uniface client/server application development technology from Compuware, Inc. for use in PMM, certain applications from Silvon Software, Inc. for use in IDEAS, IBM’s Net.commerce merchant server software for use in MMS Multi-Channel, and the Syncsort application for use in Portfolio Planning. These third party licenses generally require us to pay royalties and fulfill confidentiality obligations. If we are unable to continue to license any of this third party software, or if the third party licensors do not adequately maintain or update their products, we would face delays in the releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our software products. These delays, if they occur, could harm our business, operating results and financial condition. It is also possible that intellectual property acquired from third parties through acquisitions, mergers, licenses or otherwise may not have been adequately protected.

We May Face Liability If Our Products Are Defective Or If We Make Errors Implementing Our Products.

      Our software products are highly complex and sophisticated. As a result, they may occasionally contain design defects or software errors that could be difficult to detect and correct. In addition, implementation of our products may involve customer-specific configuration by third parties or us, and may involve integration with systems developed by third parties. In particular, it is common for complex software programs, such as our UNIX/ Oracle and e-commerce software products, to contain undetected errors when first released. They are discovered only after the product has been implemented and used over time with different computer systems and in a variety of applications and environments. Despite extensive testing, we have in the past discovered certain defects or errors in our products or custom configurations only after our software products have been used by many clients. In addition, our clients may occasionally experience difficulties integrating our products with other hardware or software in their environment that are unrelated to defects in our products. Such defects, errors or difficulties may cause future delays in product introductions and shipments, result in increased costs and diversion of development resources, require design modifications or impair customer satisfaction with our products.

      We believe that significant investments in research and development are required to remain competitive, and that speed to market is critical to our success. Our future performance will depend in large part on our ability to enhance our existing products through internal development and strategic partnering, internally develop new products which leverage both our existing customers and sales force, and strategically acquire complementary retail point and collaborative solutions that add functionality for specific business processes to an enterprise-wide system. If clients experience significant problems with implementation of our products or are otherwise dissatisfied with their functionality or performance or if they fail to achieve market acceptance for any reason, our business, operating results and financial condition would suffer.

We Are Dependent on Key Personnel.

      Our performance depends in large part on the continued performance of our executive officers and other key employees, particularly the performance and services of James D. Armstrong our Chief Executive Officer and Hamish N. Brewer our President. We do not have in place “key person” life insurance policies on any of our employees. The loss of the services of Mr. Armstrong, Mr. Brewer, or other key executive officers or employees without a successor in place could negatively affect our financial performance.

We May Have Difficulty Integrating Acquisitions.

      We continually evaluate potential acquisitions of complementary businesses, products and technologies, including those that are significant in size and scope. In pursuit of our strategy to acquire complementary products, we completed the acquisition of the assets of Zapotec Software, Inc. in February 2001, and the NeoVista Decision Series from Accrue Software, Inc. in June 2001, and the acquisition of all the common stock of E3 in September 2001. The E3 acquisition was our largest to date, and involves the integration of E3’s products and operations in 12 countries. In addition we acquired certain intellectual property from J • Commerce on April 12, 2002. The risks we commonly encounter in acquisitions include:

•	We may have difficulty assimilating the operations and personnel of the acquired company;

•	We may have difficulty effectively integrating the acquired technologies or products with our current products and technologies;

•	Our ongoing business may be disrupted by transition and integration issues;

•	We may not be able to retain key technical and managerial personnel from the acquired business;

•	We may be unable to achieve the financial and strategic goals for the acquired and combined businesses;

•	We may have difficulty in maintaining controls, procedures and policies during the transition and integration;

•	Our relationships with partner companies or third-party providers of technology or products could be adversely affected;

•	Our relationships with employees and customers could be impaired;

•	Our due diligence process may fail to identify significant issues with product quality, product architecture, legal contingencies, and product development, among other things; and

•	We may be required to sustain significant exit charges if products acquired in business combinations are unsuccessful.

It May Become Increasingly Expensive to Obtain And Maintain Liability Insurance at Current Levels.

      We contract for insurance to cover a variety of potential risks and liabilities. In the current market, insurance coverage is becoming more restrictive and expensive, and when certain insurance coverage is offered, the deductible for which we are responsible is larger. In light of these circumstances, it may become more difficult to maintain insurance coverage at historical levels, or if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in our being forced to bear the burden of an increased portion of risks for which we have traditionally been covered by insurance, which could negatively impact the Company’s results of operations.

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

      Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 43% of our total revenues in 2002, as compared with 44% in 2001. In addition, the identifiable net assets of our foreign operations totaled 20% of consolidated assets at December 31, 2002 as compared to 24% at December 31, 2001. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/ Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting unrealized foreign currency exchange gain of $1.9 million in 2002 compared to a loss of $3.4 million in 2001. We currently have no derivative instruments and did not engage in any material foreign currency hedging transactions in 2002 or 2001. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net assets as of December 31, 2002, to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the December 31, 2002 rates would result in a currency translation loss of $1.5 million before tax.

      Interest rates. We invest our cash in a variety of financial instruments, including bank time deposits, and variable and fixed rate obligations of the U.S. Government and its agencies, states, municipalities, commercial paper and corporate bonds. These investments are denominated in U.S. dollars. We classify all of our investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on our investments is reflected in our financial statements under the caption “Other income, net.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have suffered a decline in market value due to a change in interest rates. We hold our investment securities for purposes other than trading. The fair value of securities held at December 31, 2002 was $30.8 million, which is approximately the same as amortized cost, with interest rates generally ranging between 1% and 3%.

Item 8.	Financial Statements and Supplementary Data

      The independent auditors’ report of Deloitte & Touche LLP together with our consolidated financial statements as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, are included in this Form 10-K as listed in Item 14(a).

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

Item 10.     Directors and Executive Officers of the Registrant

      Our directors and executive officers, and their ages as of March 31, 2003, are as follows:

Name	Age	Title

James D. Armstrong	52	Chairman and Chief Executive Officer
J. Michael Gullard(1),(3)	58	Director
William C. Keiper(1)	52	Director
Douglas G. Marlin(1),(2),(3)	55	Director
Jock Patton(1),(2),(3)	57	Director
Hamish N. Brewer	40	President
Kristen L. Magnuson	46	Executive Vice President and Chief Financial Officer
John P. Blakeman	49	Senior Vice President, Global Support
Peter J. Charness	48	Senior Vice President, Global Marketing and Chief Product Officer
Scott D. Hines	39	Senior Vice President, Chief Technology Officer
David J. Tidmarsh	51	Senior Vice President, Client Services
Wayne J. Usie	36	Senior Vice President of the Americas

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating and Governance Committee

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

      J. Michael Gullard has been a Director since January 1999. Mr. Gullard has been the General Partner of Cornerstone Management, a venture capital and consulting firm specializing in software and data communications companies since 1984. Mr. Gullard has also served as Chairman of Merant PLC (formerly Micro Focus Group Ltd.), a publicly-held corporation headquartered in England with extensive operations in the United States, that specializes in software application development tools since 1996, and as Chairman of NetSolve, Incorporated, a publicly-held corporation which provides network management and security services for wide-area networks on an out-sourced basis since 1992. Mr. Gullard has previously served as Chief Executive Officer and Chief Financial Officer of Telecommunications Technology, Inc. from 1979 to 1984, and held a variety of financial and operational management positions at Intel Corporation from 1972 to 1979. Mr. Gullard currently serves as Chairman of Mainsoft Corp., a private company and has formerly served as a Director of other technology companies. Mr. Gullard attended Stanford University where he received a Bachelor of Arts Degree in Economics and a Masters Degree from the Graduate School of Business.

      William C. Keiper has been a Director since April 1998. Mr. Keiper has served as Chairman and Chief Executive Officer of Arrange Technology LLC, a software development services outsourcing company since 2002 and as Managing Partner of Catalyst Partners LLC, a software technology mergers and acquisition advisory firm since 2002. From 1998 to 2002, Mr. Keiper served as President of Martin Wolf Securities LLC, a mergers and acquisitions firm serving middle market IT services, consulting and e-commerce companies. From 1997 to 1998, Mr. Keiper served as Managing Director of Software Equity Group, LLC, a software and Internet technology mergers, acquisitions and strategic consulting firm. Mr. Keiper was an officer and member of the Board of Directors of Artisoft, Inc., a publicly-held software company that develops and markets computer telephony and communications software from 1993 to 1997, serving as Chief Executive Officer from 1993 to 1997, and as Chairman of the Board from 1995 to 1997. From 1986 to 1993, Mr. Keiper held variety of executive positions with MicroAge, Inc., a publicly held distributor and integrator of information technology products and services, including President and Chief Operating Officer. Mr. Keiper currently serves on the Board of Directors of several technology companies, including Hypercom Corporation, a NYSE company that provides point-of-sale card payment systems. Mr. Keiper received a Bachelor of Science Degree in Business (finance major) from Eastern Illinois University, a Juris Doctorate Degree in law from Arizona State University and a Masters Degree in International Management from the Thunderbird American Graduate School of International Management.

      Douglas G. Marlin has been a Director since May 31, 2001. Mr. Marlin served as President and principal owner of Marlin Ventures, Inc., a Canadian-based consulting firm, from 1997 to 2000. From 1987 to 1996, Mr. Marlin served as President of JDA Software Services, Ltd., and from 1981 to 1987 as its Vice President. Prior to that, Mr. Marlin served in a variety of technical and development positions with IBM from 1973 to 1981. Mr. Marlin currently serves on the Board of Directors of Zed I Solutions, a Canadian technology company that develops hardware and software for real time industrial process monitoring, and Aero-Mechanical Services Ltd, a Canadian technology company providing Internet-based aircraft monitoring services. Mr. Marlin also serves as a Director for various privately-held companies including Firetrace USA, LLP, a fire suppression technology company. Mr. Marlin attended the University of Calgary where he received a Bachelor of Science Degree in Mathematics.

      Jock Patton has been a Director since January 26, 1999. Mr. Patton is a private investor and serves as Lead Trustee, Valuation Committee Chair and Executive Committee member of the over 60 funds comprising the ING and GCG families of mutual funds. Such fund groups have aggregate assets under management in excess of $30 billion. Mr. Patton previously served as Chief Executive Officer of Rainbow Multimedia Group, Inc., a producer of digital equipment, from 1999 to 2001. From 1992 to 1997, Mr. Patton served as a Director and President of StockVal, Inc., an SEC registered investment advisor providing securities analysis software and proprietary data to mutual funds, major money managers and brokerage firms worldwide. Prior to 1992, Mr. Patton was a Partner and Director in the law firm of Streich Lang where he founded and headed the Corporate/ Securities Practice Group. Mr. Patton currently serves as the Lead Director of Hypercom Corporation, a NYSE company that provides point-of-sale card payment systems, and as a Director of ASARCO, Incorporated, a wholly-owned subsidiary of Grupo Mexico S.A. de C.V., and one of the world’s leading integrated producers of copper and other metals. Mr. Patton has previously served on the Board of Directors of various public and private companies, including America West Airlines, Inc. Mr. Patton attended the University of California at Berkeley and received an A.B. Degree in Political Science and J.D. Degree in law.

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

      Kristen L. Magnuson has served as our Executive Vice President and Chief Financial Officer since March 2001. Ms. Magnuson previously served as Senior Vice President and Chief Financial Officer from September 1997 to March 2001. Prior to that, Ms. Magnuson served as Vice President of Finance and Planning for Michaels Stores, Inc., a publicly-held arts and craft retailer from 1990 to 1997, as Senior Vice President and Controller of MeraBank FSB, an $8 billion financial institution, from 1987 to 1990, and various positions including Audit Principal in the audit department of Ernst & Young from 1978 to 1987. Ms. Magnuson is a Certified Public Accountant and received a Bachelor of Business Administration Degree in Accounting from the University of Washington.

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

      Wayne J. Usie has served as our Senior Vice President of the Americas since January 2003. Prior to that, Mr. Usie served as our Senior Vice President, Product Development from January 2001 to December 2002. Prior to that, Mr. Usie served as Vice President — Information Technology for Family Dollar Stores, Inc., a publicly-held mass merchant discount retailer from 1997 to 2000, as Vice President — Chief Financial Officer and Chief Information Officer of Campo Electronics, Appliances, and Computers, Inc., a publicly-held consumer electronics retailer, from 1996 to 1997, as President and Chief Executive Officer of International Networking & Computer Consultants, Inc., a privately-held software integration consulting firm, from 1992 to 1996, and in various management positions in the regional accounting firm of Broussard, Poche, Lewis & Breaux from 1988 to 1992. Mr. Usie attended Louisiana State University and received a Bachelor of Science Degree in Business Administration — Accounting.

      Information with respect to delinquent filings pursuant to Item 405 of Regulation S-K is incorporated by reference to the Proxy Statement as set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.     Executive Compensation

      The information relating to executive compensation is incorporated by reference to the Proxy Statement under the captions “Executive Compensation,” “Summary Compensation Table,” “Employment and Change of Control Arrangements,” “Compensation of Directors,” “Option Grants in Last Fiscal Year,” “Aggregate Option Exercises During Fiscal 2002 and Year End Option Values,” “Ten-Year Option Repricing,” “Report of The Compensation Committee on Executive Compensation,” and “Stock Performance Graph.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information relating to ownership of our equity securities by certain beneficial owners and management is incorporated by reference to the Proxy Statement as set forth under the captions “Stock Ownership of Certain Beneficial Owners and Management,” and “Employment and Change in Control Arrangements,” and “Equity Compensation Plan Information.”

Item 13.     Certain Relationships and Related Transactions

      The information relating to certain relationships and related transactions is incorporated by reference to the Proxy Statement under the captions “Certain Transactions” and “Compensation Committee Interlocks and Insider Participation.”

Item 14.     Controls and Procedures

      Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of a date (the “Evaluation Date”) within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures are effective, but also concluded that there are certain weaknesses in our Information Technology area (“IT”), including access security and change control. We have dedicated resources to correcting these issues and are in the process of implementing the necessary corrections. These weaknesses did not have a material impact on the accuracy of our financial statements.

      Changes in Internal Controls. Other than the steps we have taken, or are in the process of taking, to correct certain weaknesses in our IT area with respect to access security and change control, there have been no significant changes in our internal controls, as such term is defined under Section 13(b) of the Exchange Act, or to our knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date, including corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      a.     The following documents are filed as part of this Report:

1.	Financial Statements

Independent Auditors’ Report

Consolidated Balance Sheets — December 31, 2002 and 2001
Consolidated Statements of Income — Three Years Ended December 31, 2002
Consolidated Statements of Stockholders’ Equity — Three Years Ended December 31, 2002
Consolidated Statements of Cash Flows — Three Years Ended December 31, 2002
Notes to Consolidated Financial Statements — Three Years Ended December 31, 2002

           2.     Exhibits — See Exhibit Index.

      b.     Reports on Form 8-K:

                Not applicable

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

JDA Software Group, Inc.
Scottsdale, Arizona

      We have audited the accompanying consolidated balance sheets of JDA Software Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of JDA Software Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 and Note 6 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangibles with indefinite lives as required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was effective January 1, 2002.

DELOITTE & TOUCHE LLP

Phoenix, Arizona

January 20, 2003

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except
	share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$71,065	$51,865
Marketable securities	30,790	12,140
Accounts receivable, net	47,077	60,943
Income tax receivable	7,479	3,798
Deferred tax asset	5,564	6,980
Prepaid expenses and other current assets	12,289	10,750

Total current assets	174,264	146,476
Property and Equipment, net	21,337	21,950
Goodwill	59,801	55,192
Other Intangibles, net	56,635	61,670
Promissory Note Receivable	3,017	3,354

Total assets	$315,054	$288,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,020	$2,857
Accrued expenses and other liabilities	26,957	32,963
Deferred revenue	23,331	17,562

Total current liabilities	53,308	53,382
Deferred Tax Liability	4,980	10,810
Commitments and Contingencies (Notes 11 and 12)
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized, 50,000,000 shares; issued 28,696,688 and 27,035,935 shares, respectively	287	270
Additional paid-in capital	237,120	214,589
Retained earnings	27,353	18,423
Accumulated other comprehensive loss	(4,199)	(6,138)

	260,561	227,144
Less treasury stock, at cost, 339,702 and 239,000 shares, respectively	(3,795)	(2,694)

Total stockholders’ equity	256,766	224,450

Total liabilities and stockholders’ equity	$315,054	$288,642

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
REVENUES:
Software licenses	$66,625	$71,220	$62,640
Maintenance services	57,570	40,568	30,380

Product revenues	124,195	111,788	93,020
Consulting services	87,608	95,124	78,709
Reimbursed expenses	7,652	6,904	6,970

Service revenues	95,260	102,028	85,679
Total revenues	219,455	213,816	178,699

COST OF REVENUES:
Cost of software licenses	2,035	2,376	2,947
Amortization of acquired software technology	4,247	2,971	1,834
Cost of maintenance services	14,292	11,159	7,655

Cost of product revenues	20,574	16,506	12,436
Cost of consulting services	63,837	69,953	64,965
Reimbursed expenses	7,652	6,904	6,970

Cost of service revenues	71,489	76,857	71,935
Total cost of revenues	92,063	93,363	84,371

GROSS PROFIT	127,392	120,453	94,328
OPERATING EXPENSES:
Product development	41,819	34,406	28,840
Sales and marketing	39,941	37,998	28,770
General and administrative	26,978	27,099	20,761
Amortization of intangibles	2,849	5,526	4,708
Purchased in-process research and development	800	2,361	200
Restructuring, asset disposition and other merger related charges	6,287	985	828
Relocation costs to consolidate development and support activities	452	—	—

Total operating expenses	119,126	108,375	84,107

OPERATING INCOME	8,266	12,078	10,221
Other income, net	1,700	2,671	4,246

INCOME BEFORE INCOME TAXES	9,966	14,749	14,467
Provision for income taxes	1,036	5,101	5,599

NET INCOME	$8,930	$9,648	$8,868

BASIC EARNINGS PER SHARE	$.32	$.38	$.36

DILUTED EARNINGS PER SHARE	$.31	$.37	$.35

SHARES USED TO COMPUTE:
Basic earnings per share	28,047	25,316	24,315

Diluted earnings per share	29,074	25,757	25,431

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional	Retained	Other
			Paid-In	Earnings	Comprehensive	Treasury
	Shares	Amount	Capital	(Deficit)	Loss	Stock	Total

	(In thousands, except share amounts)
Balance, January 1, 2000	23,992,748	$240	$176,101	$(93)	$(1,385)	$—	$174,863
Issuance of common stock:
Stock options exercised	259,048	2	2,426				2,428
Employee stock purchase plan	359,171	4	3,005				3,009
Tax benefit — stock compensation			329				329
Purchase of treasury stock						(1,819)	(1,819)
Comprehensive income (loss):
Net income				8,868			8,868
Unrealized gain on marketable securities available-for-sale, net					88		88
Foreign translation adjustment					(1,501)		(1,501)

Comprehensive income							7,455

Balance, December 31, 2000	24,610,967	246	181,861	8,775	(2,798)	(1,819)	186,265
Issuance of common stock:
Stock issued in acquisition	1,600,080	16	24,199				24,215
Stock options exercised	433,286	4	4,226				4,230
Employee stock purchase plan	391,602	4	3,396				3,400
Tax benefit — stock compensation			907				907
Purchase of treasury stock						(875)	(875)
Comprehensive income (loss):
Net income				9,648			9,648
Unrealized gain on marketable securities available-for-sale, net					22		22
Foreign translation adjustment					(3,362)		(3,362)

Comprehensive income							6,308

Balance, December 31, 2001	27,035,935	270	214,589	18,423	(6,138)	(2,694)	224,450
Issuance of common stock:
Stock options exercised	1,324,768	13	12,615				12,628
Employee stock purchase plan	335,985	4	4,146				4,150
Tax benefit — stock compensation			5,770				5,770
Purchase of treasury stock						(1,101)	(1,101)
Comprehensive income (loss):
Net income				8,930			8,930
Unrealized gain on marketable securities available-for-sale, net					26		26
Foreign translation adjustment					1,913		1,913

Comprehensive income							10,869

Balance, December 31, 2002	28,696,688	$287	$237,120	$27,353	$(4,199)	$(3,795)	$256,766

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Operating Activities:
Net income	$8,930	$9,648	$8,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,448	16,702	14,584
Provision for doubtful accounts	2,900	4,884	3,242
Tax benefit — stock options and employee stock purchase plan	5,770	907	329
Net loss on disposal of property and equipment	15	130	177
Write-off of purchased in-process research and development	800	2,361	200
Deferred income taxes	(6,271)	1,159	1,051
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	11,334	(7,099)	(20,112)
Income tax receivable	(2,537)	91	(245)
Prepaid expenses and other current assets	(2,211)	(2,729)	(930)
Accounts payable	171	(2,640)	1,303
Accrued expenses and other liabilities	1,207	3,858	1,231
Deferred revenue	5,961	2,107	(500)

Net cash provided by operating activities	41,517	29,379	9,198

Investing Activities:
Purchase of marketable securities	(46,767)	(12,242)	(37,332)
Sales of marketable securities	9,701	2,500	7,823
Maturities of marketable securities	18,443	13,424	49,042
Purchase of J • Commerce, Inc.	(4,170)	—	—
Purchase of Zapotec Software, Inc.	—	(1,250)	—
Purchase of Neo Vista Decision Series	—	(4,938)	—
Purchase of E3 Corporation, net of cash acquired	—	(18,348)	—
Payment of direct costs related to the acquisition of E3 Corporation	(8,583)	(6,048)	—
Purchase of Intactix International, Inc., net of cash acquired	—	—	(23,138)
Issuance of promissory note receivable	—	(3,500)	—
Payments received on promissory note receivable	337	146	—
Purchase of property and equipment	(8,262)	(6,815)	(7,785)
Proceeds from disposal of property and equipment	448	1,478	1,803

Net cash used in investing activities	(38,853)	(35,593)	(9,587)

Financing Activities:
Issuance of common stock — stock option plans	12,628	4,230	2,428
Issuance of common stock — employee stock purchase plan	4,150	3,400	3,009
Purchase of treasury stock	(1,101)	(875)	(1,819)
Payments on capital leases	(320)	(196)	(47)
Payments on line of credit, notes payable, and long-term debt assumed in the E3 Corporation acquisition	—	(8,166)	—

Net cash provided by (used in) financing activities	15,357	(1,607)	3,571

Effect of exchange rates on cash and cash equivalents	1,179	(1,108)	(671)

Net (decrease) increase in cash and cash equivalents	19,200	(8,929)	2,511
Cash and Cash Equivalents, Beginning of Year	51,865	60,794	58,283

Cash and Cash Equivalents, End of Year	$71,065	$51,865	$60,794

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$54	$48	$26

Income taxes	$4,115	$3,501	$4,434

Supplemental Disclosures of Noncash Investing Activities:
Acquisition of J • Commerce, Inc.:
Software technology	$(2,060)
In-process research and development	(800)
Goodwill	(1,325)

Total acquisition cost of J • Commerce, Inc.	(4,185)
Accruals for direct costs related to the transaction	15

Total cash expended to acquire J • Commerce, Inc.	$(4,170)

Acquisition of Zapotec Software, Inc.:
Fair value of current assets acquired		$(14)
Developed software and other intangibles		(1,293)
In-process research and development		(161)
Fair value of current liabilities assumed		218

Cash used to purchase Zapotec Software, Inc.		$(1,250)

Acquisition of Neo Vista Decision Series:
Fair value of fixed assets acquired		$(5)
Developed software and other intangibles		(2,956)
Goodwill		(2,727)
Fair value of current liabilities assumed		750

Cash used to purchase Neo Vista Decision Series		$(4,938)

Acquisition of E3 Corporation:
Fair value of current assets acquired		$(14,036)
Fair value of fixed assets acquired		(2,402)
Goodwill		(35,350)
Developed software and other intangibles		(38,000)
In-process research and development		(2,200)
Fair value of current liabilities assumed		12,906
Deferred revenue		2,205
Fair value of long-term debt assumed		1,627
Deferred tax liability, net		15,164

Total acquisition cost of E3 Corporation		(60,086)
Reserves for direct costs related to the transaction		15,871
Issuance of common stock		24,215
Cash acquired		1,652

Cash used to purchase E3 Corporation		$(18,348)

Acquisition of Intactix International, Inc.:
Fair value of current assets acquired			$(8,907)
Fair value of fixed assets acquired			(508)
Developed software and other intangibles			(23,205)
In-process research and development			(200)
Fair value of current liabilities assumed			7,859

Total acquisition cost of Intactix International, Inc.			(24,961)
Cash acquired			1,823

Total cash used to acquire Intactix International, Inc.			$(23,138)

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2002
(in thousands, except percentages, shares, per share amounts or as otherwise stated)

1.	Summary of Significant Accounting Policies

      Nature of Business. We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, e-commerce, inventory optimization, and collaborative planning and forecasting requirements of the retail industry and its suppliers. Our solutions enable our customers to collect, manage, organize and analyze information throughout their retail enterprise, and to interact with suppliers and customers over the Internet at multiple levels within their organization. Our customers include more than 4,800 of the world’s leading retail, manufacturing, and wholesale organizations. We have organized our business segments around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry: Retail Enterprise Systems for inventory control, warehouse and logistics management, merchandise planning and allocation, space management, trade allowance and promotional program management, advanced inventory demand forecasting and replenishment, customer relationship management, and decision support; In-Store Systems for point-of-sale, e-commerce and back office applications; and Collaborative Solutions for business-to-business collaborative planning, forecasting and replenishment between retailers and their suppliers. We employ over 1,200 associates and conduct business from 32 offices in three geographic regions: the Americas (includes the United States, Canada, and Latin America), Europe (includes the Middle East and South Africa), and Asia/ Pacific. Our corporate offices are located in Scottsdale, Arizona.

      Principles of Consolidation and Basis of Presentation. The consolidated financial statements include the accounts of JDA Software Group, Inc. and our subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements are stated in U.S. dollars and are prepared under accounting principles generally accepted in the United States. Certain reclassifications have been made to the prior year financial statements to conform to the 2002 presentation.

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, which is based upon an evaluation of our customers’ ability to pay and general economic conditions; the useful lives of intangible assets, which are based upon valuation reports prepared by independent third party valuation specialists; the recoverability or impairment of intangible asset values; deferred revenue; reserves for anticipated professional fees, asset disposition and severance charges incurred in connection with acquisitions; restructuring charges; and our effective income tax rate and deferred tax assets which are based upon our expectations of future taxable income, allowable deductions, and projected tax credits. Actual results could differ from these estimates.

      Foreign Currency Translation. The financial statements of our international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and at an average exchange rate for the revenues and expenses reported in each fiscal period. We have determined that the functional currency of each foreign subsidiary is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Transaction gains and losses and unrealized gains and losses on short-term intercompany receivables and payables and foreign denominated receivables are included in results of operations as incurred.

      Cash and Cash Equivalents and Marketable Securities. Cash and cash equivalents consist of cash held in bank demand deposits and highly liquid investments with remaining maturities of three months or less at the date of purchase. Marketable securities include instruments of the U.S. Government and its agencies, commercial paper and corporate bonds. Management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All marketable securities are recorded at market value and have been classified as available-for-sale at December 31, 2002 and 2001. Unrealized holding gains and losses, net of the related income tax effect, are excluded from earnings and are reported as a separate component of stockholders’ equity

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

until realized. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are determined using the specific identification method.

      Accounts Receivable. We typically provide installment payment terms on most software license sales. Software licenses are generally due in installments within twelve months from the date of delivery. All significant customers are reviewed for creditworthiness before the Company licenses its software and we do not sell our software or recognize any license revenue unless we believe that collection is probable in accordance with the requirements of paragraph 8 in Statement of Position 97-2, Software Revenue Recognition, as amended. We have a history of collecting software payments when they come due without providing refunds or concessions. Consulting services are billed bi-weekly and maintenance services are billed annually or monthly. If a customer becomes significantly delinquent or its credit deteriorates, we put the accounts on hold and do not recognize any further services revenue (and in most cases we withdraw support and/or our implementation staff) until the situation has been resolved

      We do not have significant billing or collection problems. Although infrequent and unpredictable, from time to time certain of our customers have filed bankruptcy and we have been required to refund the pre-petition amounts collected and settle for less than the face value of its remaining receivable pursuant to a bankruptcy court order. In these situations, as soon as it becomes probable that the net realizable value of the receivable is impaired, we provide reserves on the receivable. In addition, we monitor economic conditions in the various geographic regions in which we operate to determine if general reserves or adjustments to our credit policy in a region are appropriate for deteriorating conditions that may impact the net realizable value of our receivables.

      Derivative Instruments and Hedging Activities. We adopted Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), effective January 1, 2001. SFAS No. 133 requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value. The adoption of SFAS No. 133 did not have a significant impact on our financial statements. We currently have no significant derivative instruments and have not engaged in any material foreign currency hedging transactions.

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

      We adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) effective January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes Statement of Financial Accounting Standards No. 121, Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 requires that we evaluate long-lived assets based on the net future cash flow expected to be generated from the asset on an undiscounted basis whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 144 did not have a significant impact on our operating results or financial position.

      Goodwill. Goodwill represents the excess of the purchase price over the net assets acquired in our business combinations. Beginning January 1, 2002, with the adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) goodwill is no longer amortized, but instead tested for impairment at least annually (see Note 6). Goodwill recorded in business combinations prior to June 30, 2001 was amortized on a straight-line basis through December 31, 2001 over useful lives ranging from 10 to 15 years.

      Intangible Assets. Intangible assets consist of the values allocated to software technology, customer lists and trademarks in connection with various business combinations. Software technology is capitalized if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. Amortization of software technology is reported as a cost of product revenues in accordance with Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“SFAS No. 86”). Software technology is amortized on a product-by-product basis and is determined as the amount for each product that is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The estimated economic lives of our software technology products range from 7 to 15 years.

      Amortization of customer lists is computed on a straight-line basis over estimated useful lives ranging from 10 to 13 years. These intangible assets were all acquired in business combinations over the last four years. Our valuation process during the acquisitions, and the third party appraisals we obtained to support our allocation of the purchase price to these assets, were based upon the projected economic life of the customer base, using historical turnover rates and discussions with management. The historical life experiences of the acquired companies that were utilized in the valuations support the economic lives used, as does the Company’s historical experience with similar customer accounts for products that have been developed internally. The Company reviews the customer attrition rates for each significant acquired customer group on a regular basis to ensure the rate of attrition is not increasing and that revisions to our estimates of life expectancy are not required.

      Substantially all of our capitalized trademarks were acquired in connection with the acquisition of E3 Corporation (see Note 2), and have indefinite useful lives that extend beyond the foreseeable future. We believe there are no legal, regulatory, contractual, competitive, economic, or other factors that would limit the useful life of our trademarks and we expect the trademarks to contribute to our cash flows indefinitely. Trademarks with indefinite useful lives are not subject to amortization. However, in accordance with paragraph 17 of SFAS No. 142, the Company tests trademarks for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

      Restructuring, Asset Disposition and Other Merger Related Charges. We recorded restructuring, asset disposition and other merger related charges during the second and fourth quarters of 2002, and in 2001 and 2000, using the authoritative guidance in Emerging Issues Task Force Issue No. 94-3 (“EITF No. 94-3”), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 was adopted effective January 1, 2003. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3. Under SFAS No. 146, the liability for costs associated with exit or disposal activities is recognized and measured initially at fair value only when the liability is incurred, rather than at the date the Company committed to the exit plan.

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

      Reimbursable Out-of-Pocket Expenses. We adopted Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-14 (“EITF No. 01-14”), Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred effective January 1, 2002. EITF No. 01-14 requires the reclassification of reimbursed expenses in both service revenues and cost of service revenues in our consolidated statements of income. We previously netted reimbursed expenses in the cost of services. The adoption of EITF No. 01-14 did not impact our total gross profit or operating income, but it did increase service revenues and cost of service revenues, and as a result, slightly reduces our gross profit margin and operating margin percentages. Reimbursed expenses of $7.7 million have been classified in both service revenues and cost of service revenues for the year ended December 31, 2002, and we have reclassified reimbursed expenses of $6.9 million and $7.0 million to service revenues and cost of service revenues in the consolidated statements of income for the years ended December 31, 2001 and 2000, respectively.

      Business Combinations. The purchase method of accounting has been followed on all of our business combinations and accordingly, the total purchase price of each acquired company was allocated to the acquired assets and liabilities based on their fair values (See Note 2). In June 2001, FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”) that is effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting to be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method. In addition, SFAS No. 141 includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations initiated after June 30, 2001. The accounting prescribed in SFAS No. 141 was applied in connection with the acquisition of E3 Corporation and J•Commerce Inc. (See Note 2). SFAS No. 141 also contains certain transitional provisions that apply to business combinations completed and accounted for under the purchase method before July 1, 2001. Pursuant to these transitional provisions, we reclassified the unamortized balance of our assembled workforce asset of approximately $905,000 to goodwill on January 1, 2002.

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

      Income taxes. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets. Pursuant to FASB Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, we have reviewed projected future taxable income, other than the reversal of temporary differences, and determined that our current deferred tax asset at December 31, 2002 requires a valuation allowance as we believe it is more likely than not that the deferred tax asset will not be realized (see Note 15).

      Earnings per Share. Basic earnings per share (“EPS”) excludes the dilutive effect of common stock equivalents and is computed by dividing net income or loss by the weighted-average number of shares outstanding during the period. Diluted EPS includes the effect of common stock equivalents, which consist of stock options, and is computed using the weighted-average number of common and common equivalent shares outstanding during the period. The weighted average shares for fiscal 2002 and 2001 are reflected net of treasury shares (See Notes 13 and 16).

      Stock-Based Compensation. We do not record compensation expense for options granted to our employees as all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and provide pro forma disclosure on an annual basis of net income (loss) and net income (loss) per common share for employee stock option grants made as if the fair-value method defined in SFAS No. 123 had been applied.

      New Accounting Pronouncements. In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”) which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation if a company elects to account for its equity awards under this method. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in both annual and interim financial statements. We will provide the comparative interim pro forma disclosures required by SFAS No. 148 beginning in first quarter 2003. We are currently evaluating which method of transition to fair value accounting we will elect.

      The following table presents pro forma net income and basic and diluted earnings per share as if compensation expense had been recognized for stock options granted in the three year period ended December 31, 2002, as determined

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the fair value method using the Black-Scholes pricing model, and includes the effect of shares issued under the employee stock purchase plan.

	2002	2001	2000

Net income as reported	$8,930	$9,648	$8,868
Less: stock-based compensation expense, net of related tax effects	(9,369)	(8,004)	(7,860)

Pro forma net income (loss)	$(439)	$1,644	$1,008
Basic earnings per share — as reported	$.32	$.38	$.36
Diluted earnings per share — as reported	$.31	$.37	$.35
Basic earnings (loss) per share — pro forma	$(.02)	$.06	$.04
Diluted earnings (loss) per share — pro forma	$(.02)	$.06	$.04

      In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accountings and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” which clarifies the requirement of SFAS No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for and disclosures of certain guarantee issues. We do not provide direct or indirect guarantees of the indebtedness of others.

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” Variable interest entities are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a stand alone basis. We do not participate in variable interest entities.

2.	Acquisitions

      In April 2002 we acquired certain intellectual property of J • Commerce Inc. (“J • Commerce”), a privately held Canadian corporation, for a total cost of $4.2 million, which includes the purchase price of $4.0 million plus $185,000 in direct costs of the acquisition. J • Commerce developed point-of-sale software solutions based on JavaTM technology. We are developing a Portfolio Point of Sales application that combines the J • Commerce point-of-sale software technology with our Internet-based Store Portal application to provide a complimentary product strategy with Win/DSS for larger retail customers that have annual sales in excess of $5 billion and/or a large number of stores and/or registers per store. The acquisition, which is not material to our financial position or operating results, was accounted for as a purchase and accordingly, the operating results of J • Commerce have been included in our consolidated financial statements from the date of acquisition. In connection with the J • Commerce acquisition, we expensed $800,000 of purchased in-process research and development in second quarter 2002, and recorded approximately $1.3 million of goodwill in our In-Store Systems reporting unit, and $2.1 million of developed software technology

      The total acquisition cost of $4.2 million was allocated to the acquired assets and liabilities based on their estimated fair values and in accordance with SFAS No. 141 and SFAS No. 142. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Software technology	$2,060
In-process research and development	800
Goodwill	1,325

Total acquisition cost of J • Commerce	4,185
Accruals for direct costs related to the acquisition	(15)

Total cash expended to acquire J • Commerce	$4,170

      E3 Corporation. In September 2001 we completed the acquisition of E3 Corporation (“E3”) for a total cost of $60.1 million, which includes $20 million in cash and the exchange of 1,600,080 shares of our unregistered common stock

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for all of the outstanding stock of E3 held by the former shareholders of E3, as well as $5.4 million in fees and direct costs associated with the acquisition and $10.5 million in restructuring costs to exit certain activities of E3. The measurement date for the acquisition was September 4, 2001. That is the date that the significant terms of the transaction were agreed to, including the amount of consideration to be exchanged, and the number of shares to be issued was known and would not change. In accordance with paragraph 4 of Financial Accounting Standards Board Emerging Issues Task Force Issue No. 99-12 (“EITF No. 95-12”), Accounting for Formula Arrangements under Issue No. 95-19, the stock consideration was valued at $17.86833 per share, which represents the average stock price for the three trading days prior to the measurement date (August 29-31, 2001) and three trading days after the measurement date (September 4-6, 2001). September 1-3, 2001 fell over the Labor Day Holiday weekend and were not trading days. The shares issued to acquire E3 were issued in a private transaction and were not subject to immediate registration rights. The former E3 shareholders received contractual rights to cause us to register up to 800,040, or 50% of the unregistered shares beginning December 8, 2001, subject to certain limitations. The per share consideration for these restricted shares was reduced by a 30% valuation adjustment for the trading restrictions attached to the stock. The former E3 shareholders also received the right to include their shares in any registration initiated by us. The acquisition was accounted for as a purchase, and accordingly, the operating results of E3 have been included in our consolidated financial statements from the date of acquisition.

      The E3 product suite included inventory optimization systems such as E3Trim, a warehouse and distribution center forecasting and replenishment solution, and E3Slim, a store level forecasting and replenishment solution; advanced analytic solutions such as Consumer Outlook!, a data mining application for consumer behavior patterns, and Pin Point!, an application that refines seasonal profile assignments; and certain collaborative planning, forecasting and replenishment (“CPFR”) solutions, which today include 136 trading partners worldwide that are live and operational on applications that enable manufacturers, distributors and retailers to work from a single, shared demand forecast. We believe that due to the acquisition of E3 in 2001, we are now the leading provider of inventory replenishment solutions to retailers and their suppliers. Importantly, nearly 80% of E3’s client base is non-retail and we have accelerated our CPFR initiatives by gaining an immediate presence in the wholesale and distribution industries that we had already targeted for growth.

      The total acquisition cost of $60.1 million was allocated to the acquired assets and liabilities based on their fair values and in accordance with SFAS No. 141 and SFAS No. 142. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets acquired	$14,036
Fixed assets acquired	2,402
Software technology	12,600
Customer lists	22,100
Trademarks	3,300
In-process research and development	2,200
Goodwill	35,350

Total assets acquired	91,988
Current liabilities assumed or incurred for exit activities and direct costs of the acquisition	(12,906)
Deferred revenue	(2,205)
Long-term debt assumed	(1,627)
Deferred tax liability, net	(15,164)

Total liabilities assumed	(31,902)

Net assets acquired	$60,086

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The allocated value for IPR&D of $2.2 million was expensed at the date of acquisition. The trademarks recorded in this transaction have indefinite useful lives that extend beyond the foreseeable future. The values allocated to goodwill and trademarks will not be amortized but are subject to annual impairment tests (see Note 6).

      In conjunction with the E3 acquisition, we recorded initial acquisition reserves of approximately $14.6 million for restructuring costs to exit the activities of E3 and other direct costs associated with the acquisition. These costs related primarily to facility closures, employee severance, investment banker fees, and legal and accounting costs. We subsequently increased the purchase price and the E3 acquisition reserves by $1.3 million during 2002 based on our revised estimates of the restructuring costs to exit the activities of E3 and the other direct costs of the acquisition. The remaining acquisition reserves, which are included in accrued expenses and other liabilities on the balance sheet, were approximately $1.2 million and $8.5 million at December 31, 2002 and December 31, 2001, respectively.

      Cash charges and adjustments recorded against the reserves are as follows:

			Balance at			Balance at
	Initial	Cash	December 31,	Cash	Adjustments to	December 31,
Description of Charge	Reserve	Charges	2001	Charges	Reserve	2002

Restructuring charges under EITF 95-3:
Facility termination and sublease costs	$4,689	$(305)	$4,384	$(4,735)	$1,129	$778
Employee severance and termination benefits	4,351	(997)	3,354	(3,118)	184	420
Termination payments to distributors	500	(95)	405	(5)	(400)	—
E3 user group and trade show cancellation fees	84	(72)	12	—	(12)	—
Direct costs under SFAS 141:
Legal and accounting costs	2,344	(2,024)	320	(685)	407	42
Investment banker fees	2,119	(2,119)	—	—	—	—
Due diligence fees and expenses	350	(336)	14	(40)	26	—
Filing fees, appraisal services and transfer taxes	110	(100)	10	—	(10)	—

Total	$14,547	$(6,048)	$8,499	$(8,583)	$1,324	$1,240

      The facility termination and sublease costs are costs of a plan to exit an activity of an acquired company as described in Financial Accounting Standards Board Emerging Issues Task Force Issue No. 95-3 (“EITF No. 95-3”), Recognition of Liabilities in Connection with a Purchase Business Combination, and include the estimated costs of management’s plan to shut down nine offices of E3 shortly after the acquisition date. These costs have no future economic benefit to the Company and are incremental to the other costs incurred by the Company or E3. Immediately following the consummation of the E3 acquisition, the Company engaged real estate advisers and began the necessary activities to shut down the offices and sublet the locations or negotiate early termination agreements with the various landlords. The most significant E3 facility (the former Corporate Headquarters) was difficult to sublet and in July 2002 we settled with the landlord by paying a $3.4 million lease termination fee. This resulted in a $950,000 adjustment to the facility termination and sublease costs acquisition reserve. The remaining amounts in this reserve are being paid out as the leases and related subleases run through their remaining terms, ranging from 7 to 10 months.

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

      Zapotec Software, Inc. In February 2001 we acquired certain assets of Zapotec Software, Inc. (“Zapotec”) for $1.2 million in cash, and assumed certain trade and other liabilities, and specific acquisition related liabilities for consulting and maintenance obligations under assumed contracts. Zapotec’s primary product, ProMax, was a software solution that enabled retailers, suppliers and distributors to manage their trade allowance and promotional programs by automating the contract fulfillment, claim generation and accounts receivable process. In addition to ProMax, we acquired Zapotec’s Ad Plan application. The Ad Plan technology is serving as the basis for our development of a Marketing Expense Management (“MEM”) application. As designed, MEM will be a vertical Web portal that will integrate advertising and promotional planning and enable collaborative budgeting, secondary research, media buying, merchandise content and trade allowance tracking within a community of resellers, suppliers, advertising agencies and media companies. The acquisition was accounted for as a purchase, and accordingly, the operating results of Zapotec have been included in our consolidated financial statements from the date of acquisition. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets acquired	$14
Software technology	1,143
Customer lists	55
Assembled workforce	85
Trademarks	10
In-process research and development	161

Total assets acquired	1,468
Current liabilities assumed	(218)

Total liabilities assumed	(218)

Net assets acquired	$1,250

      The allocated value for IPR&D of $161,000 was expensed at the date of acquisition. Amortization on the assembled workforce intangible recorded in this transaction ceased on December 31, 2001 and the unamortized balance of $58,000 was reclassified to goodwill in 2002.

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

      NeoVista Decision Series. In June 2001 we acquired certain assets of Accrue Software, Inc. (“Accrue”) for $4.9 million in cash. The acquired assets include the NeoVista Decision Series (“Decision Series”), a comprehensive, enterprise-level data mining toolset that enables retailers to design and build applications that identify buying patterns and predictive relationships in their business activity, and which are now marketed as modules of Intellect. In addition to Decision Series, we acquired the RDS-Assort and RDS-Profile products, which are now marketed as Channel Clustering by Intellect and Seasonal Profiling by Intellect, respectively. The acquisition was accounted for as a purchase, and accordingly, the operating results of the acquired assets have been included in our consolidated financial statements from the date of acquisition. Pro forma operating results have not been presented, as the effect of the acquisition is not material to our consolidated financial statements. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Fixed assets acquired	$5
Software technology	2,500
Customer lists	200
Assembled workforce	256
Goodwill	2,727

Total assets acquired	5,688
Current liabilities assumed	(750)

Total liabilities assumed	(750)

Net assets acquired	$4,938

      Amortization on goodwill and the assembled workforce intangible recorded in this transaction ceased on December 31, 2001. The unamortized balance of $213,000 on the assembled workforce intangible was reclassified to goodwill in 2002.

      Intactix International, Inc. In April 2000, we completed the acquisition of Intactix International, Inc. (“Intactix”) for a total cost of $25.0 million including $20.5 million in cash to the former owner, Pricer AB, and $4.5 million in direct costs and restructuring charges related to the transaction. Intactix is a leading provider of space management solutions for the retail industry and its suppliers. The acquisition was accounted for as a purchase, and accordingly, the operating results of Intactix have been included in our consolidated financial statements from the date of acquisition.

      The purchase price of $25.0 million was allocated to the acquired assets and liabilities based on their fair market values. The acquisition resulted in an excess of acquired net assets over cost. This excess has been allocated to reduce

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proportionately the values assigned to certain intangible assets in determining their fair values. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets acquired	$8,907
Fixed assets acquired	508
Software technology	10,418
Customer lists	10,793
Assembled workforce	1,520
Trademarks	474
In-process research and development	200

Total assets acquired	32,820
Current liabilities incurred for exit activities and direct costs of the acquisition	(7,859)

Total liabilities assumed	(7,859)

Net assets acquired	$24,961

      The allocated value for IPR&D of $200,000 was expensed at the date of acquisition. Amortization on the assembled workforce intangible recorded in this transaction ceased on December 31, 2001 and the unamortized balance of $634,000 was reclassified to goodwill in 2002.

      The following pro forma consolidated results of operations for the year ended December 31, 2000 assumes the Intactix acquisition occurred as of January 1, 2000. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

2000

Total revenues	$177,966
Net income (loss)	$8,193
Basic earnings (loss) per share	$.34
Diluted earnings (loss) per share	$.32

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Marketable Securities

      All marketable securities held at December 31, 2002 have contractual maturities of one year or less. Expected maturities could differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost, gross unrealized gains and losses and fair value of marketable securities at December 31, 2002 and 2001 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

2002
U.S. Government agencies	$18,881	$66	$—	$18,947
Corporate	11,858	7	22	11,843

Marketable securities	$30,739	$73	$22	$30,790

2001
U.S. Government agencies	$6,219	$19	$2	$6,236
Corporate	5,913	3	12	5,904

Marketable securities	$12,132	$22	$14	$12,140

4.	Accounts Receivable, Net

      At December 31, 2002 and 2001 accounts receivable consist of the following:

	2002	2001

Trade receivables	$53,077	$65,914
Less allowance for doubtful accounts	(6,000)	(4,971)

Total	$47,077	$60,943

      A summary of changes in the allowance for doubtful accounts for the three-year period ended December 31, 2002 is as follows:

	2002	2001	2000

Balance at beginning of period	$4,971	$5,954	$3,635
Provision for doubtful accounts	2,900	4,884	3,242
Deductions, net	(1,871)	(5,867)	(923)

Balance at end of period	$6,000	$4,971	$5,954

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Property and Equipment, Net

      At December 31, 2002 and 2001 property and equipment consist of the following:

	2002	2001

Computers, furniture & fixtures	$52,116	$45,550
Land and buildings	3,058	2,766
Automobiles	248	476
Leasehold improvements	6,088	4,756

	61,510	53,548
Less accumulated depreciation and amortization	(40,173)	(31,598)

	$21,337	$21,950

6.     Goodwill and Other Intangibles, Net

      We adopted SFAS No. 141 effective January 1, 2002. In addition to requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, SFAS No. 141 also provides guidance on the types of acquired intangible assets that are to be recognized and reported separately from goodwill. We reclassified the unamortized balance of our assembled workforce asset of approximately $905,000 to goodwill on January 1, 2002 pursuant to certain transitional provisions of SFAS No. 141 that apply to the business combinations we completed and accounted for under the purchase method prior to July 1, 2001.

      We also adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 addresses how intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 also requires that goodwill and certain other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Upon adoption, we ceased amortization of goodwill and certain other intangible assets we recorded in business combinations prior to June 30, 2001.

      At December 31, 2002 and 2001 goodwill and other intangible assets consist of the following:

	December 31, 2002		December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Goodwill	$59,801	—	$55,192	—

Other intangibles:
Amortized intangible assets
Customer Lists	36,348	(5,897)	36,348	(3,048)
Software technology	31,721	(9,237)	30,496	(5,826)
Unamortized intangible assets
Trademarks	3,700	—	3,784	(84)

	71,769	(15,134)	70,628	(8,958)

	$131,570	$(15,134)	$125,820	$(8,958)

      During the year ended December 31, 2002, we recorded $1.3 million in goodwill in connection with our acquisition of certain intellectual property of J • Commerce Inc. We also recorded an additional $3.3 million in goodwill during 2002 as a result of certain adjustments made to the estimated fair values of assets and liabilities assumed in the acquisition of E3 and a reduction in the amount of deferred tax asset recorded on this transaction to reflect our revised estimate of the anticipated future tax benefits from acquisition costs incurred and research and development credits. No goodwill was

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impaired or written-off during the year ended December 31, 2002. As of December 31, 2002, goodwill has been allocated to our reporting units as follows: $42.1 million to Retail Enterprise Systems, $1.3 million to In-Store Systems, and $16.4 million to Collaborative Solutions.

      SFAS No. 142 required that we test goodwill for impairment as of January 1, 2002 and any resulting impairment charge be reflected as a cumulative effect of a change in accounting principle. We completed the initial test for goodwill impairment during the three-month period ended March 31, 2002 and completed our annual test for goodwill impairment during fourth quarter 2002. We found no indication of impairment of the goodwill allocated to the individual reporting units. Accordingly, absent future indications of impairment, the next annual impairment test will be performed in fourth quarter 2003.

      We reassessed the useful lives of intangible assets other than goodwill during the three-months period ended March 31, 2002 and during fourth quarter 2002. Except for trademarks, no adjustments have been made to the useful lives of our intangible assets. Substantially all of our capitalized trademarks were acquired in connection with the acquisition of E3. We do not believe the expected useful life of the E3 trademarks is directly tied to another asset or group of assets; however, we did acquire software technology and customer lists in connection with the E3 acquisition. Although the underlying software technology and customer install-base may change and evolve over time, we intend to indefinitely develop next generation products under the E3 trademark. Beginning January 1, 2002, we assigned indefinite useful lives to our E3 trademarks, and ceased amortization, as we believe there are no legal, regulatory, contractual, competitive, economic, or other factors that would limit the useful life of our trademarks and we expect the trademarks to contribute to our cash flows indefinitely. In accordance with SFAS No. 142, we completed an initial impairment test on trademarks during the three-month period ended March 31, 2002 and our annual test for impairment during fourth quarter 2002. We found no indication of impairment during the year ended December 31, 2002. Accordingly, absent future indications of impairment, the next annual impairment test will be performed in fourth quarter 2003.

      In fourth quarter 2002, we reviewed the customer attrition rates for each significant acquired customer group to ensure that the rate of attrition is not increasing and that revisions to our estimates of life expectancy for our customer lists are not required.

      Amortization expense for the three years ended December 31, 2002 was $7.1 million, $8.5 million and $6.5 million, respectively, and is shown as separate line items in the consolidated statements of income within cost of revenues and operating expenses. We expect amortization expense for the next five years to be as follows:

2003	$7,122
2004	$7,122
2005	$6,872
2006	$6,694
2007	$5,533

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reconciles net income and earnings per share as reported for years ended December 31, 2002, 2001 and 2000 to net income and earnings per share as adjusted to exclude amortization expense, net of taxes, related to goodwill and other intangible assets that are no longer being amortized.

	For the year ended December 31,

	2002	2001	2000

Reconciliation of reported net income:
Reported net income	$8,930	$9,648	$8,868
Pro forma amortization adjustments:
Goodwill	—	1,970	1,768
Assembled workforce	—	513	539
Trademarks	—	31	22

Adjusted net income	$8,930	$12,162	$11,197

Basic earnings per share:
Reported net income	$.32	$.38	$.36
Pro forma amortization adjustments:
Goodwill	—	.08	.08
Assembled workforce	—	.02	.02
Trademarks	—	—	—

Adjusted net income	$.32	$.48	$.46

Diluted earnings per share:
Reported net income	$.31	$.37	$.35
Pro forma amortization adjustments:
Goodwill	—	.08	.07
Assembled workforce	—	.02	.02
Trademarks	—	—	—

Adjusted net income	$.31	$.47	$.44

Shares used to compute:
Basic earnings per share	28,047	25,316	24,315
Diluted earnings per share	29,074	25,757	25,431

7.     Promissory Note Receivable

      In May 2001, we entered into a secured promissory note agreement with Silvon Software, Inc. (“Silvon”) under which we agreed to loan Silvon $3.5 million. We license certain applications from Silvon for use in our IDEAS product. The loan is collateralized by a first priority security interest in all of Silvon’s intellectual property and a subordinated security interest in accounts receivable and all other assets. The promissory note bears interest at prime plus 1.5 percentage points, which is payable monthly. The agreement provides for periodic payments towards the principle balance through the retention of a portion of the royalties we owe Silvon from sales of the IDEAS product, with any remaining accrued and unpaid interest and principle due and payable on May 8, 2004.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Accrued Expenses and Other Liabilities

      At December 31, 2002 and 2001, accrued expenses and other liabilities consist of the following:

	2002	2001

Accrued compensation and benefits	$13,127	$16,698
Restructuring and asset disposition charges	3,577	184
Accrued sales, VAT and property taxes	2,771	2,503
Acquisition reserves	1,240	8,743
Other accrued expenses	6,242	4,835

Total	$26,957	$32,963

9.	Restructuring, Asset Disposition and Other Merger Related Charges and Relocation Costs to Consolidate Development and Support Activities

      In second quarter 2002 we recorded a $1.3 million restructuring charge for a workforce reduction of 53 full-time employees, primarily in the consulting services function in the Americas and Europe. All workforce reductions associated with this charge were made on or before June 30, 2002. All employees potentially impacted by this restructuring were notified of the plan of termination and the related benefits on or before June 30, 2002.

      In fourth quarter 2002, we recorded another restructuring charge of $5.0 million for termination and office closure costs associated with the reorganization of the Company to implement the Customer Value Program initiative (“CVP”). The implementation of CVP will allow us to reallocate our resources in response to a fundamental shift in the way we develop product and bring it to market, as well as to changes in the demand for the various types of products we sell, the length of implementation efforts required and associated skill requirements. In addition, the related workforce reduction will enable us to better align our cost structure during the current economic downturn, which has adversely impacted our revenues, elongated our selling cycles, and delayed, suspended or reduced the demand for certain of our products. The reorganization will result in the consolidation of nearly all product development activities at our corporate headquarters, a workforce reduction of approximately 230 full-time employees (“FTE”) and certain office closures. The workforce reduction includes certain employees involved in product development (73 FTE) and client support services (28 FTE) who choose not to relocate, and reductions in consulting services personnel (66 FTE), sales and marketing personnel (37 FTE), and administrative functions (26 FTE). We currently expect to hire replacements for approximately 34 FTE in product development and client support services to replace those individuals who choose not to relocate to our corporate headquarters. We expect to reduce our annual fixed operating costs by approximately $10 million to $12 million through this reorganization and restructuring effort. All employees potentially impacted by this reorganization initiative were notified of the plan of termination and the related benefits on or before December 31, 2002. Office closure costs pertain to certain US, Latin America, and European offices that were either under-performing or became redundant with the relocation initiatives.

      We also incurred $452,000 in costs through December 31, 2002, in connection with CVP, to relocate certain product development and client support services employees based in offices around the United States and the United Kingdom to our corporate headquarters, and we expect to incur an additional $1.7 million to $1.8 million in relocation costs during 2003 to complete this consolidation. The relocation costs will be reported in income from continuing operations as they are incurred.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the 2002 restructuring and asset disposition charges is as follows:

	Initial	Cash	Loss on disposal	Balance at
Description of the charge	Reserve	Charges	of assets	December 31, 2002

Severance, benefits and related legal costs	$5,110	$(2,541)	$—	$2,569
Office closure costs	1,083	(28)	(47)	1,008
Other Charges	94	(94)	—	—

Total	$6,287	$(2,663)	$(47)	$3,577

      The unpaid balance of severance, benefits and related legal costs pertains primarily to termination agreements with foreign employees that are either being disputed or are required to be paid out over a period of time under local law. We expect these amounts to be paid out in 2003. The remaining amounts in the reserve for office closure costs are being paid out as the leases and related subleases run through their remaining terms ranging from 7 to 10 months.

      During 2001, we recorded restructuring, asset disposition and other merger related charges of $749,000 in first quarter 2001 and an additional $236,000 in fourth quarter 2001. The restructuring initiatives involved a workforce reduction of 41 full-time employees (“FTE”) including certain employees involved in implementation and maintenance services (17 FTE), product development activities (7 FTE), sales and marketing (10 FTE), and administrative functions (7 FTE), related in part to the acquisition of E3. All workforce reductions associated with these charges were made on or before March 31, 2001 or December 31, 2001, as appropriate. Office closure costs pertain to certain European offices that became redundant after the E3 acquisition (See Note 2). Other charges consist of the write-off of certain merger and acquisition costs related to a potential acquisition that was abandoned. A summary of the 2001 restructuring, asset disposition and other merger related charges is as follows:

	Initial	Cash	Non-cash	Balance at	Cash	Balance at
Description of the charge	Reserve	Charges	Charges	December 31, 2001	Charges	December 31, 2002

Severance, benefits and related legal costs	$727	$(589)	$—	$138	$(138)	$—
Office closure costs	50	—	(4)	46	(46)	—
Other Charges	208	(208)	—	—	—	—

Total	$985	$(797)	$(4)	$184	$(184)	$—

      During 2000, we recorded an $828,000 restructuring and asset disposition charge. The charge included $770,000 for severance, benefits and related legal costs associated with a workforce reduction of 65 full-time employees including certain implementation and maintenance service employees (43 FTE), administrative functions in the United States, Europe and Canada (15 FTE) and certain product development activities (7 FTE), and a $58,000 write-down of fixed assets.. All workforce reductions associated with this charge were made on or before March 31, 2000 and the remaining reserve was fully utilized by June 30, 2000.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Deferred Revenue

      At December 31, 2002 and 2001, deferred revenue consists of deferrals for software license fees, maintenance, consulting and training and other services as follows:

	2002	2001

Software	$1,124	$1,166
Maintenance	19,060	14,844
Consulting	2,335	584
Training and other	812	968

	$23,331	$17,562

11.     Lease Commitments

      Our corporate offices are located in Scottsdale, Arizona, where we lease approximately 121,000 square feet of a 136,000 square foot facility and have expansion rights and a first right of offer on the remaining space. We also use this facility for certain of our sales, marketing, consulting, customer support, training, and product development functions. Our corporate office lease commenced in April 1999 and extends through March 31, 2009. The initial monthly rate of approximately $135,000 will remain in effect for five years. In addition, we lease office space in the Americas for 14 regional sales and support offices across the United States, Canada and Latin America, and for 17 international sales and support offices located in major cities throughout Europe, Asia, Australia, and Japan. We expect to close two of these offices in 2003 due to the consolidation of our development activities in Scottsdale, Arizona. These leases are primarily noncancellable operating leases and expire at various dates through the year 2012. Certain of our office leases contain renewal options. We expect that in the normal course of business some or all of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. In addition, we lease various computers, telephone systems, automobiles, and office equipment under noncancellable leases with terms generally ranging from 36 to 60 months. Certain of the equipment leases contain renewal options and we expect that in the normal course of business some or all of these leases will be renewed or replaced by other leases.

      Rental expense under operating leases was $7.7 million in 2002, $6.8 million in 2001, and $5.7 million in 2000. Future minimum lease payments under noncancellable operating leases (with minimum or remaining lease terms in excess of one year) at December 31, 2002 are as follows:

2003	$6,816
2004	5,451
2005	4,923
2006	3,566
2007	3,167
Thereafter	5,907

Total future minimum lease payments	$29,830

      In connection with the acquisition of E3 we provided reserves for direct costs related to certain sublease obligations on redundant facilities. At of December 31, 2002, these reserves represent $778,000 of the total minimum lease payments shown above.

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

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Stockholders’ Equity

      Preferred Stock Purchase Rights Plan. We adopted a Preferred Stock Purchase Rights Plan (the “Rights Plan”) in October 1998 designed to deter coercive or unfair takeover tactics and to prevent a person or a group from gaining control of our Company without offering a fair price to all stockholders.

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

      We can redeem the Rights for $0.001 per Right at any time prior to their becoming exercisable. The Rights expire on October 1, 2008, unless we redeem them earlier or they are exchanged for common stock. Under certain circumstances, if a person or group acquires 15% or more of our common stock, the Rights permit stockholders other than the acquirer to purchase common stock having a market value of twice the exercise price of the Rights, in lieu of the Preferred Stock. In addition, in the event of certain business combinations, the Rights permit stockholders to purchase the common stock of an acquirer at a 50% discount. Rights held by the acquirer will become null and void in both cases.

      Treasury Stock Repurchase Program. In July 2002, our Board of Directors authorized the repurchase of up to two million shares of our outstanding common stock. Under this repurchase program, we may periodically repurchase common shares on the open market at prevailing market prices during a one-year period ending July 22, 2003. As of December 31, 2002, we have repurchased a total of 100,000 shares of our common stock for $1.1 million under this program.

      In October 2000, our Board of Directors authorized a repurchase of up to two million shares of our outstanding common stock on the open market at prevailing market prices during a one-year period ended October 21, 2001. We repurchased a total of 239,000 shares of our common stock for $2.7 million under this program.

Stock Option Plans

      Our 1995 Stock Option Plan (the “1995 Option Plan”) was approved by stockholders and provided for the issuance of up to 2,025,000 shares of common stock to employees under incentive and nonstatutory stock option grants. Incentive and nonstatutory stock options were granted under the 1995 Option Plan at prices not less than the fair market value of the common stock at the date of grant. The options generally became exercisable over periods ranging from 18 to 48 months, commencing at the date of grant, and expire in ten years. The 1995 Option Plan was terminated effective April 24, 2001 except for those provisions necessary to the administration of any outstanding options at the time of termination. No further grants will be made under the 1995 Option Plan. Accordingly, in 2001 we reduced the number of reserved shares under our stock option plans by the 169,883 unissued shares that expired upon termination of the 1995 Option Plan.

      Our 1996 Stock Option Plan (the “1996 Option Plan”) was approved by stockholders and provides for the issuance of common stock to employees, consultants and directors under incentive and nonstatutory stock option grants. The 1996 Option Plan was amended in November 2000 to increase the number of shares of common stock reserved for issuance thereunder from 4,500,000 to 7,000,000 and to establish certain grant restrictions and limitations that prohibit us from (i) granting more than 1,200,000 shares common stock subject to new options in any 12-month period (beginning May 25, 2000, the date of our 2000 Annual Meeting of Stockholders), subject to any stock split, re-capitalization, dividend or related events, (ii) re-pricing any options granted under the 1996 Option Plan, and (iii) granting any options under the 1996 Option Plan with an exercise price below fair market value of the common stock at the date of grant. The options granted under the 1996 Option Plan generally vest over a three or four-year period, commencing at the date of grant, and expire in ten years. Certain options granted to executive officers during the year ended December 31, 2002 have shorter vesting periods and provide for accelerated vesting upon a change of control in the Company’s ownership.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Beginning in January 2003, the standard form of option agreement will be modified to provide for a term equal to the vesting period of the option plus three years. The 1996 Option Plan has no scheduled termination date.

      Our 1996 Outside Director Stock Option Plan (the “1996 Directors Plan”) was approved by stockholders and provides for the issuance of up to 225,000 shares of common stock to eligible participants under nonstatutory stock option grants. Under the 1996 Directors Plan, outside directors receive a one-time grant to purchase 18,750 shares upon appointment to the Board of Directors, and an annual option grant to purchase 6,000 shares for each year of service thereafter. The nonstatutory stock options may be granted at a price not less than the fair market value of the common stock at the date of grant. The options generally vest over a three-year period commencing at the date of grant, and expire in ten years. The 1996 Directors Plan has no scheduled termination date.

      Our 1998 Nonstatutory Stock Option Plan (the “1998 Option Plan”) has not been approved by stockholders. The 1998 Option Plan provides for the issuance of common stock to employees under nonstatutory stock option grants and permits option grants to executive officers under certain conditions. The 1998 Option Plan initially provided for the issuance of 187,500 shares and was subsequently amended in April 2000 to increase the number of shares of common stock reserves for issuance from 187,500 to 412,500, and in October 2001 to increase the number of shares of common stock reserved for issuance from 412,500 to 762,500. The nonstatutory stock options may be granted at a price not less than the fair market of our common stock on the date of grant. All options granted through 1999 under the 1998 Option Plan were fully vested, immediately exercisable, and expire in ten years. Options granted under the 1998 Option Plan during the three-year period ended December 31, 2002 generally vest over a three to four-year period commencing at the date of grant and expire in ten years. Certain options granted to executive officers during the year ended December 31, 2002 have shorter vesting periods and provide for accelerated vesting upon a change of control in the Company’s ownership. Beginning in January 2003, the standard form of option agreement will be modified to provide for a term equal to the vesting period of the option plus three years. The 1998 Option Plan has no scheduled termination date.

      The following summarizes the combined stock option activity during the three-year period ended December 31, 2002:

		Options Outstanding
	Options
	Available for		Exercise Price
	Grant	Shares	Per Share

Balance, January 1, 2000.	1,140,358	3,645,033	$2.33 to $37.25
Increase in reserved shares	2,725,000	—	—
Granted	(1,584,658)	1,584,658	$9.44 to $19.50
Cancelled	715,891	(715,891)	$6.44 to $26.96
Exercised	—	(265,673)	$2.83 to $19.54

Balance, December 31, 2000	2,996,591	4,248,127	$2.33 to $37.25
Increase in reserved shares	350,000	—	—
Plan shares expired	(169,883)	—	—
Granted	(1,429,063)	1,429,063	$9.31 to $16.89
Cancelled	213,879	(213,879)	$7.88 to $17.19
Exercised	—	(474,418)	$2.33 to $14.63

Balance, December 31, 2001	1,961,524	4,988,893	$2.33 to $37.25
Increase in reserved shares	—	—	—
Granted	(2,116,200)	2,116,200	$8.50 to $28.20
Cancelled	501,268	(501,268)	$8.56 to $21.01
Exercised	—	(1,324,768)	$2.83 to $26.96

Balance, December 31, 2002	346,592	5,279,057	$2.33 to $37.25

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes certain weighted average information on options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (years)	Price	Exercisable	Price

$2.33 to $2.83	7,502	2.75	$2.83	7,500	$2.83
$6.44 to $9.69	976,514	6.43	$8.62	885,888	$8.62
$10.00 to $12.75	2,119,871	7.05	$11.19	716,186	$11.60
$13.14 to $19.54	1,046,101	7.84	$15.19	500,228	$15.29
$20.58 to $37.25	1,129,069	8.35	$22.14	203,063	$25.23

	5,279,057			2,312,865

Employee Stock Purchase Plan

      Our 1999 Employee Stock Purchase Plan (“1999 Purchase Plan”) was approved by stockholders. The 1999 Purchase Plan provides eligible employees the ability to purchase our common stock semi-annually at 85% of the lesser of (1) the fair market value on the first day of the 24-month offering period, or (2) the fair market value on the last day of each semi-annual purchase period. The 1999 Purchase Plan provides for the initial issuance of 750,000 shares with an automatic annual increase, beginning August 1, 2000 through August 1, 2009, equal to the lesser of 750,000 shares or such lesser amount of shares as determined by the Board. The shares reserved for issuance under the 1999 Purchase Plan were increased by 750,000 shares in both August 2001 and August 2002. During 2000, 359,171 shares were purchased at prices ranging from $8.02 to $13.12. During 2001, 391,602 shares were purchased at prices ranging from $8.02 to $11.05. During 2002, 335,985 shares were purchased at prices ranging from $10.64 to $17.40.

      In January 2002 the Securities and Exchange Commission adopted new rules for the disclosure of equity compensation plans. The purpose of the new rules is to summarize the potential dilution that could occur from past and future equity grants under all equity compensation plans. The following provides tabular disclosure of the number of securities to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans, aggregated into two categories — plans that have been approved by stockholders and plans that have not:

	Number of		Number of securities
	securities to be		remaining available
	issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity
Equity Compensation Plans	outstanding options	outstanding options	compensation plans

Approved by stockholders:
1995 Option Plan	7,502	$2.833	—
1996 Option Plan	4,651,918	$13.66	210,876
1996 Directors Plan	115,480	$20.31	69,417
1999 Purchase Plan	—	—	1,163,242

	4,774,900	$13.80	1,443,535
Not approved by stockholders:
1998 Option Plan	504,157	$14.12	66,299

	5,279,057	$13.84	1,509,834

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents pro forma net income and basic and diluted earnings per share as if compensation expense had been recognized for stock options granted in the three-year period ended December 31, 2002, as determined under the fair value method using the Black-Scholes options pricing model, and includes the effect of shares issued under the employee stock purchase plan. Option valuation models such as the Black-Scholes model require the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. At December 31, 2002, more than 80% of the outstanding options had exercise prices above the market value. The pro forma effect on net income of Statement No. 123 is not representative of the pro forma effect on net income in future years. The weighted average Black-Scholes value per option granted in 2002, 2001 and 2000 was $9.10, $7.50 and $7.67, respectively.

	2002	2001	2000

Net income as reported	$8,930	$9,648	$8,868
Less: stock-based compensation expense, net of related tax effects	(9,369)	(8,004)	(7,860)

Pro forma net income (loss)	$(439)	$1,644	$1,008
Basic earnings per share — as reported	$.32	$.38	$.36
Diluted earnings per share — as reported	$.31	$.37	$.35
Basic earnings (loss) per share — pro forma	$(.02)	$.06	$.04
Diluted earnings (loss) per share — pro forma	$(.02)	$.06	$.04
Assumptions:
Expected dividend yield	0%	0%	0%
Expected stock price volatility	93%	81%	86%
Risk-free interest rate	2.25%	3.85%	5.30%
Expected life of option	2.96 years	3.13 years	3.18 years

      No expense has been recognized for stock-based compensation in the three years ended December 31, 2002 as the underlying stock options were granted at current market prices.

      During the three years ended December 31, 2002, certain employees exercised options or sold stock acquired under the stock purchase plan in disqualifying dispositions that resulted in deductions for income tax purposes. Our tax liability for 2002, 2001, and 2000 was reduced by $5,770,000, $907,000, and $329,000, respectively, to give effect to these dispositions with an offsetting credit to additional paid-in capital.

14.     Employee Benefit Plans

      We have adopted a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all eligible employees (“401(k) Plan”). Eligible participants may contribute up to $11,000 or 20% of their total compensation, whichever is lower. We provide matching contributions to the 401(k) Plan in amounts determined by the Board of Directors. Participants will be immediately vested in their personal contributions and over a five year graded schedule for amounts we contribute. We made matching contributions to the 401(k) Plan of $489,000, $362,000, and $313,000 in 2002, 2001 and 2000, respectively.

15.     Income Taxes

      The provision for income taxes includes income taxes currently payable and those deferred due to temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts in the future. The components of the provision for income taxes included in the Consolidated Statements of Income are as follows:

	2002	2001	2000

Current taxes:
Federal and state	$5,534	$2,440	$4,123
Foreign	1,773	1,502	425

Total current taxes	7,307	3,942	4,548
Deferred taxes	(6,271)	1,159	1,051

Provision for income taxes	$1,036	$5,101	$5,599

      The primary reason for the deferred tax benefit in 2002 is the transfer of our research and development credit carryforwards to deferred taxes.

      The provision for income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate of 35% in 2002, 2001 and 2000 to income before income taxes as a result of the following:

	2002	2001	2000

Federal statutory rate	$3,489	$5,162	$5,063
Research and development credit	(1,104)	(1,025)	(507)
Meals, entertainment, goodwill amortization and other non-deductible expenses	129	923	236
State income taxes	194	289	235
Foreign rate differential	(2,023)	140	492
Change in tax rates	—	—	97
Income tax audit resolution	(1,919)	(365)	—
Deferred tax valuation allowance	2,456	—	—
Other	(186)	(23)	(17)

Provision for income taxes	$1,036	$5,101	$5,599

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The income tax effects of temporary differences that give rise to our deferred income tax assets and liabilities are as follows:

	2002		2001

	Current	Non-Current	Current	Non-Current

Deferred tax asset:
Accruals and reserves	$3,906	$—	$6,253	$—
Deferred revenue	932	—	697	—
Foreign NOL	744	—	—	—
Tax credit carryforwards	—	7,900	—	—
Other	—	42	30	—

Deferred tax asset	5,582	7,942	6,980	—
Valuation allowance on deferred tax asset	—	(3,481)	—	—

Deferred tax liability:
Property and equipment	—	(982)	—	(895)
Goodwill and other intangibles	—	(8,428)	—	(9,874)
Other	(18)	(31)	—	(41)

Deferred tax liability	(18)	(9,441)	—	(10,810)
Total	$5,564	$(4,980)	$6,980	$(10,810)

      Residual United States income taxes have not been provided on undistributed earnings of our foreign subsidiaries. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings. The Company has incurred net operating losses in certain foreign jurisdictions that will be carried forward to future years.

      From time to time, we may be subject to audit by federal, state and/or foreign taxing authorities. During 2002, we recognized a benefit of $1,919,000 that related primarily to the resolution of an audit by the Inland Revenue of our United Kingdom subsidiaries for the years 1997 through 2000, and a tentative settlement in the United States of an income tax examination by the Internal Revenue Service of our 1998 and 1999 federal income tax returns. In the tentative settlement, the Internal Revenue Service agreed to allow the Company to take a research and development expense tax credit for most of the qualifying expenses originally reported in the Company’s corporate income tax returns for those years.

      At December 31, 2002, we had approximately $4.4 million of federal research and development tax credit carryforwards that expire at various dates through 2022. We also had approximately $5.4 million of foreign tax credit carryforwards that expire beginning in 2004. We established a valuation allowance of $3.5 million on the foreign tax credit carryover due to the fact that we have been operating in an excess credit position. Of this amount, $1.0 million has been charged to additional paid-in capital due to the potential loss of foreign tax credits attributable to the exercise of employee stock options. We believe it is more likely than not that the foreign tax credits will not be realized. If, in the future, we determine that we are able to utilize the foreign tax credits, a portion of the valuation allowance reversal will be recorded to additional paid-in capital.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Earnings Per Share

      Earnings per share for the three years ended December 31, 2002 is calculated as follows:

	2002	2001	2000

Net income	$8,930	$9,648	$8,868

Shares — Basic earnings per share	28,047	25,316	24,315
Common stock equivalents	1,027	441	1,116

Shares — Diluted earnings per share	29,074	25,757	25,431

Basic earnings per share	$.32	$.38	$.36

Diluted earnings per share	$.31	$.37	$.35

17.     Business Segments, Geographic Data and Major Customers

      We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, e-commerce, inventory optimization, and collaborative planning and forecasting requirements of the retail industry and its suppliers. Our solutions enable our customers to collect, manage, organize and analyze information throughout their retail enterprise, and to collaborate with suppliers and customers over the Internet at multiple levels within their organization. We conduct business in three geographic regions that have separate management teams and reporting infrastructures: the Americas (includes the United States, Canada and Latin America), Europe (includes the Middle East and Africa), and Asia/Pacific. Similar products and services are offered in each geographic region and local management is evaluated primarily based on total revenues and operating income. Identifiable assets are also managed by geographical region. The accounting policies of each region are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. The geographic distribution of our revenues and identifiable assets for the three-year period ended December 31, 2002 is as follows:

	2002	2001	2000

Revenues:

Americas	$142,247	$143,737	$111,910
Europe	59,577	47,321	39,876
Asia/ Pacific	21,424	24,787	29,219

	223,248	215,845	181,005
Sales and transfers among regions	(3,793)	(2,029)	(2,306)

Total revenues	$219,455	$213,816	$178,699

Identifiable assets:

Americas	$260,502	$230,345	$187,685
Europe	43,446	48,336	21,712
Asia/ Pacific	11,106	9,961	9,075

Total identifiable assets	$315,054	$288,642	$218,472

      No customer accounted for more than 10% of our revenues during the three years ended December 31, 2002.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We have organized our business segments around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry:

•	Retail Enterprise Systems include corporate level planning and merchandise management systems that enable retailers to optimize their inventory control, product mix, pricing and promotional strategies, automate demand forecasting and replenishment, and enhance the productivity and accuracy of warehouse processes. In addition, Retail Enterprise Systems include a comprehensive set of tools for analyzing business results and trends, tracking customer shopping patterns, space management, trade allowance and promotional program management, and for monitoring strategic plans and tactical decisions.

•	In-Store Systems include point-of-sale, e-commerce and back office applications that enable retailers to capture, analyze and transmit certain sales, store inventory and other operational information to corporate level merchandise management systems using hand-held, radio frequency devices, point of sale workstations or via the Internet.

•	Collaborative Solutions include applications that enable business-to-business CPFR between retailers and their suppliers. Collaborative Solutions, which currently include portions of our Retail Enterprise Systems applications that can be used by suppliers as well as collaborative specific solutions, enable retailers and their suppliers to optimize the sharing of plans, information and supply chain decisions between trading partners in such areas as inventory replenishment, marketing/promotions, sales planning/execution and category management.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the revenues, operating income (loss), and depreciation attributable to each of these business segments for the three years ended December 31, 2002 is as follows:

	2002	2001	2000

Revenues:
Retail Enterprise Systems	$151,113	$162,251	$137,071
In-Store Systems	25,475	27,073	27,016
Collaborative Solutions	42,867	24,492	14,612

	$219,455	$213,816	$178,699

Operating income (loss)
Retail Enterprise Systems	$29,825	$34,929	$22,593
In-Store Systems	5,337	5,484	8,789
Collaborative Solutions	10,470	7,636	5,336
Other (see below)	(37,366)	(35,971)	(26,497)

	$8,266	$12,078	$10,221

Depreciation
Retail Enterprise systems	$5,937	$6,401	$6,360
In-Store systems	1,270	1,385	1,471
Collaborative Solutions	1,146	419	210

	$8,353	$8,205	$8,041

Other:
Amortization of intangible assets	$2,849	$5,526	$4,708
In-process research and development charge (see Note 2)	800	2,361	200
Restructuring, asset disposition and other merger related charges (see Note 9)	6,287	985	828
Relocation costs to consolidated development and support activities	452	—	—
General and administrative expenses	26,978	27,099	20,761

	$37,366	$35,971	$26,497

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

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.     Quarterly Data (Unaudited)

      The following table presents selected unaudited quarterly operating results for the two-year period ended December 31, 2002. We believe that all necessary adjustments have been included in the amounts shown below to present fairly the related quarterly results.

Consolidated Statement of Income Data:

	2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$59,150	$57,584	$49,412	$53,309	$219,455
Income (loss) from operations	6,462	3,728	833	(2,757)	8,266
Net income	4,545	2,677	758	950	8,930
Basic earnings per share	$.17	$.10	$.03	$.03	$.32
Diluted earnings per share	$.16	$.09	$.03	$.03	$.31

	2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$48,784	$50,460	$51,773	$62,799	$213,816
Income from operations	2,543	3,973	1,327	4,235	12,078
Net income	2,154	3,022	1,174	3,298	9,648
Basic earnings per share	$.09	$.12	$.05	$.12	$.38
Diluted earnings per share	$.09	$.12	$.05	$.12	$.37

      Income from operations for 2002 includes restructuring and asset disposition charges of $1.3 million and $5.0 million that were recorded during the second and fourth quarters of 2002, respectively, and an $800,000 charge for IPR&D in connection with the acquisition of J•Commerce in second quarter 2002. Income from operations for 2001 includes restructuring and asset disposition charges of $749,000 and $236,000 that were recorded during the first and fourth quarters of 2001, respectively, and a $2.2 million charge for IPR&D in connection with the acquisition of E3 in third quarter 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JDA SOFTWARE GROUP, INC.

By:/s/ JAMES D. ARMSTRONG

James D. Armstrong
Chief Executive Officer
(Principal Executive Officer)

Date: March 18, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 28, 2003 by the following persons in the capacities indicated.

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

FORM 10-K CERTIFICATIONS

I, James D. Armstrong, certify that:

      1.     I have reviewed this annual report on Form 10-K of JDA Software Group, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JAMES D. ARMSTRONG

James D. Armstrong
Chairman and Chief Executive Officer

Date: March 18, 2003

I, Kristen L. Magnuson, certify that:

      1.     I have reviewed this annual report on Form 10-K of JDA Software Group, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ KRISTEN L. MAGNUSON

Kristen L. Magnuson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 18, 2003

EXHIBIT INDEX

Exhibit #			Description of Document

2	.1**	—	Asset Purchase Agreement dated as of June 4, 1998, by and among JDA Software Group, Inc., JDA Software, Inc. and Comshare, Incorporated.
2	.2##	—	Asset Purchase Agreement dated as of February 24, 2000, by and among JDA Software Group, Inc., Pricer AB, and Intactix International, Inc.
2	.3###	—	Agreement and Plan of Reorganization dated as of September 7, 2001, by and among JDA Software Group, Inc., E3 Acquisition Corp., E3 Corporation and certain shareholders of E3 Corporation.
3	.1####	—	Third Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated July 23, 2002.
3	.2***	—	First Amended and Restated Bylaws.
4	.1*	—	Specimen Common Stock certificate.
4	.2*(1)	—	Stock Redemption Agreement among the Company, James D. Armstrong and Frederick M. Pakis dated March 30, 1995.
10	.1*(1)	—	Form of Indemnification Agreement.
10	.2*(1)	—	1995 Stock Option Plan, as amended, and form of agreement thereunder.
10	.3••(1)	—	1996 Stock Option Plan, as amended.
10	.4*(1)	—	1996 Outside Directors Stock Option Plan and forms of agreement thereunder.
10	.5(1)####	—	Executive Employment Agreement between James D. Armstrong and JDA Software Group, Inc. dated July 23, 2002.
10	.6(1)	—	Executive Employment Agreement between Hamish N. Brewer and JDA Software Group, Inc. dated January 22, 2003.
10	.7(1)####	—	Executive Employment Agreement between Kristen L. Magnuson and JDA Software Group, Inc. dated July 23, 2002.
10	.8#(1)	—	1998 Nonstatutory Stock Option Plan.
10	.9#(1)	—	1998 Employee Stock Purchase Plan.
10	.10†	—	1999 Employee Stock Purchase Plan.
10	.11***	—	Lease Agreement between Opus West Corporation and JDA Software Group, Inc. dated April 30, 1998, together with First Amendment dated June 30, 1998.
10	.12**	—	Software License Agreement dated as of June 4, 1998 by and between Comshare, Incorporated and JDA Software, Inc.
10	.14••••(2)	—	Value-Added Reseller License Agreement for Uniface Software between Compuware Corporation and JDA Software Group, Inc. dated April 1, 2000, together with Product Schedule No. Two dated September 28, 2001.
10	.15*(1)	—	JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 1995.
10	.17***(1)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and Kristen L. Magnuson, amending certain stock options granted to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on September 11, 1997 and January 27, 1998.
10	.18††(1)	—	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the From of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement).
10	.19†††(1)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.
10	.20•(1)(3)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.
10	.21•(1)(3)	—	Form of Nonstatutory Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

Exhibit #			Description of Document

10	.22•(1)(4)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1995 Stock Option Plan
10	.23•(1)(5)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan
10	.24•(1)(6)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan
10	.25•••	—	Secured Loan Agreement between JDA Software Group, Inc. and Silvon Software, Inc. dated May 8, 2001, together with Secured Promissory Note and Security Agreement.
23.1		—	Consent of Independent Auditors
99.1		—	Certification of Chief Executive Officer
99.2		—	Certification of Chief Financial Officer

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

**	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1998, as filed on June 19, 1998.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.

†	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, as filed on August 19, 1999.

††	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998.

†††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed on November 13, 1998.

#	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, as filed on March 31, 1998.

##	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2000, as filed on March 1, 2000.

###	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2001, as filed on September 21, 2001.

####	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 12, 2002.

•	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.

••	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed on April 2, 2001.

•••	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, as filed on August 14, 2001.

••••	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 29, 2002.

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(2)	Confidential treatment has been granted as to part of this exhibit.

(3)	Applies to James D. Armstrong.

(4)	Applies to Hamish N. Brewer and Gregory L. Morrison.

(5)	Applies to Hamish N. Brewer, Peter J. Charness, Scott D. Hines, Gregory L. Morrison and David J. Tidmarsh.

(6)	Applies to Senior Executive Officers with the exception of James D. Armstrong and Kristen L. Magnuson.