Form 10-Q
period 2003-03-31
JDA SOFTWARE GROUP INC
filed 2003-05-13
CIK 1006892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

     The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 28,502,750 as of May 9, 2003.

JDA SOFTWARE GROUP, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$68,940	$71,065
Marketable securities	36,808	30,790

Total cash and marketable securities	105,748	101,855
Accounts receivable, net	36,984	47,077
Income tax receivable	8,270	7,479
Deferred tax asset	5,166	5,564
Prepaid expenses and other current assets	14,728	12,289

Total current assets	170,896	174,264
Property and Equipment, net	21,778	21,337
Goodwill	59,801	59,801
Other Intangibles, net	54,854	56,635
Promissory Note Receivable	2,976	3,017

Total assets	$310,305	$315,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,581	$3,020
Accrued expenses and other liabilities	17,846	26,957
Deferred revenue	29,773	23,331

Total current liabilities	51,200	53,308
Deferred Tax Liability	4,180	4,980
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized, 50,000,000 shares; issued 28,917,045 and 28,696,688 shares, respectively	289	287
Additional paid-in capital	239,433	237,120
Retained earnings	25,115	27,353
Accumulated other comprehensive loss	(5,360)	(4,199)

	259,477	260,561
Less treasury stock, at cost, 414,702 and 339,702 shares, respectively	(4,552)	(3,795)

Total stockholders’ equity	254,925	256,766

Total liabilities and stockholders’ equity	$310,305	$315,054

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share data)
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

REVENUES:
Software licenses	$7,703	$19,533
Maintenance services	16,444	13,016

Product revenues	24,147	32,549
Consulting services	15,601	24,571
Reimbursed expenses	1,507	2,030

Service revenues	17,108	26,601
Total revenues	41,255	59,150

COST OF REVENUES:
Cost of software licenses	241	411
Amortization of acquired software technology	1,069	1,037
Cost of maintenance services	3,916	3,398

Cost of product revenues	5,226	4,846
Cost of consulting services	14,060	17,830
Reimbursed expenses	1,507	2,030

Cost of service revenues	15,567	19,860
Total cost of revenues	20,793	24,706

GROSS PROFIT	20,462	34,444
OPERATING EXPENSES:
Product development	10,180	10,401
Sales and marketing	7,567	9,390
General and administrative	5,309	7,477
Amortization of intangibles	712	714
Relocation costs to consolidate development and client support activities	682	—

Total operating expenses	24,450	27,982

OPERATING INCOME (LOSS)	(3,988)	6,462
Other income, net	545	581

INCOME (LOSS) BEFORE INCOME TAXES	(3,443)	7,043
Income tax (benefit) provision	(1,205)	2,498

NET INCOME (LOSS)	$(2,238)	$4,545

BASIC EARNINGS (LOSS) PER SHARE	$(.08)	$.17

DILUTED EARNINGS (LOSS) PER SHARE	$(.08)	$.16

SHARES USED TO COMPUTE:
Basic earnings (loss) per share	28,452	27,383

Diluted earnings (loss) per share	28,452	28,983

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(in thousands, unaudited)

	Three Months Ended March 31,

	2003	2002

NET INCOME (LOSS)	$(2,238)	$4,545
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding loss on marketable securities available for sale, net of tax	(22)	(12)
Foreign currency translation loss	(1,139)	(301)

COMPREHENSIVE INCOME (LOSS)	$(3,399)	$4,232

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months
	Ended March 31,

	2003	2002

OPERATING ACTIVITIES:
Net income (loss)	$(2,238)	$4,545
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,082	3,797
Provision for doubtful accounts	250	1,000
Tax benefit – stock options and employee stock purchase plan	9	4,905
Net (gain) loss on disposal of property and equipment	(9)	23
Deferred income taxes	(402)	96
Changes in assets and liabilities:
Accounts receivable	9,350	(2,764)
Income tax receivable	(831)	(3,723)
Prepaid expenses and other current assets	(2,561)	(3,177)
Accounts payable	533	706
Accrued expenses and other liabilities	(9,240)	(3,638)
Deferred revenue	6,120	2,957

Net cash provided by operating activities	5,063	4,727

INVESTING ACTIVITIES:
Purchase of marketable securities	(14,456)	(5,454)
Maturities of marketable securities	8,416	—
Payment of direct costs related to the acquisition of E3 Corporation	(228)	(2,688)
Payments received on promissory note receivable	41	157
Purchase of property and equipment	(2,888)	(1,432)
Proceeds from disposal of property and equipment	109	65

Net cash used in investing activities	(9,006)	(9,352)

FINANCING ACTIVITIES:
Issuance of common stock — stock option plan	134	9,764
Issuance of common stock — employee stock purchase plan	2,172	2,039
Purchase of treasury stock	(757)	(22)
Payments on capital lease obligations	(59)	(101)

Net cash provided by financing activities	1,490	11,680

Effect of exchange rates on cash	328	(102)

Net increase (decrease) in cash and cash equivalents	(2,125)	6,953

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	71,065	51,865

CASH AND CASH EQUIVALENTS, END OF PERIOD	$68,940	$58,818

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months
	Ended March 31,

	2003	2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$757	$1,364

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of JDA Software Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

     Certain reclassifications have been made to the March 31, 2002 interim financial statements in order to conform to the March 31, 2003 presentation.

2. New Accounting Standards

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 was adopted effective January 1, 2003. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3. Under SFAS No. 146, the liability for costs associated with exit or disposal activities is recognized and measured initially at fair value only when the liability is incurred, rather than at the date the Company committed to the exit plan. No exit or disposal activities have occurred since the adoption of SFAS No. 146.

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

     The following table presents pro forma disclosures required by SFAS No. 148 of net income and basic and diluted earnings per share as if stock-based employee compensation had been recognized during the three months ended March 31, 2003 and 2002, as determined under the fair value method using the Black-Scholes pricing model.

	Three Months
	Ended March 31,

	2003	2002

Net income (loss) as reported	$(2,238)	$4,545
Less: stock-based compensation expense, net of related tax effects	(1,918)	(2,686)

Pro forma net income (loss)	$(4,156)	$1,859
Basic earnings (loss) per share — as reported	$(.08)	$.17
Diluted earnings (loss) per share — as reported	$(.08)	$.16
Basic earnings (loss) per share — pro forma	$(.15)	$.07
Diluted earnings (loss) per share — pro forma	$(.15)	$.06

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

3. Subsequent Event — Acquisition of Vista Software Solutions

     On April 30, 2003 we acquired substantially all the intellectual property of Vista Software Solutions (“Vista”), and Vista’s active customer agreements for $4.3 million in cash. We expect to incur additional direct costs and costs to exit the activities of Vista of $300,000 to $800,000. Vista is a provider of collaborative business-to-business software solutions that enable retailers and consumer goods manufacturers to more efficiently synchronize and integrate data, including product descriptions, product images, pricing and promotion information throughout their supply and demand chains. Vista’s solutions also enable consumer goods manufacturers to manage trade promotions, minimize trade deductions costs and more accurately forecast product demand. With this acquisition, we have expanded the JDA Portfolio with complementary software products that leverage the Microsoft .NET platform and address the critical need for server-to-server data synchronization in Internet-based collaborative commerce. The acquisition will be accounted for as a purchase, and accordingly, the operating results of Vista will be included in our consolidated financial statements from the date of acquisition. Pro forma operating results will not be presented as the acquisition is not material to our consolidated financial statements.

4. Earnings per Share

     Earnings per share for the three months ended March 31, 2003 and 2002 is calculated as follows:

	Three Months
	Ended March 31,

	2003	2002

Net income (loss)	$(2,238)	$4,545
Shares – Basic earnings (loss) per share	28,452	27,383
Dilutive common stock equivalents	—	1,600

Shares – Diluted earnings (loss) per share	28,452	28,983

Basic earnings (loss) per share	$(.08)	$.17

Diluted earnings (loss) per share	$(.08)	$.16

     No common stock equivalents were included in the calculation of diluted loss per share for the three months ended March 31, 2003 as such common stock equivalents would be anti-dilutive.

5. Restructuring, Asset Disposition and Other Merger Related Charges

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

     In fourth quarter 2002, we recorded a restructuring charge of $5.0 million for the workforce reduction and office closure costs to reorganize the Company in connection with the implementation of the Customer Value Program (“CVP”), a worldwide initiative designed to (i) refocus the organization on delivering value to our existing customer base, (ii) strengthen our competitive position, (iii) improve the quality, satisfaction and efficiency of our customers’ experience with JDA, and (iv) increase revenue and improve our operating results.

     Implementation of the CVP includes adjustments to our workforce and a reallocation of our resources in response to a fundamental shift in the way we develop product and bring it to market, as well as to changes in the demand for the various types of products we sell, the length of implementation efforts required and associated skill requirements. The workforce reductions enabled us to better align our cost structure during the current economic downturn, which has adversely impacted our revenues, elongated our selling cycles, and delayed, suspended or reduced the demand for certain of our products. The reorganization will result in the consolidation of nearly all product development and client support activities at our corporate headquarters, a workforce reduction of approximately 230 full-time employees (“FTE”) and certain office closures. The workforce reduction includes certain employees involved in product development (73 FTE) and client support services (28 FTE) who choose not to relocate, and reductions in consulting services personnel (66 FTE), sales and marketing personnel (37 FTE), and administrative functions (26 FTE). We have hired or expect to hire approximately 35 FTE in product development and client support services to replace those individuals who choose not to relocate to our corporate headquarters. All employees potentially impacted by this reorganization were notified of the plan of termination and the related benefits on or before December 31, 2002. Office closure costs pertain to certain US, Latin American, and European offices that were either under-performing or became redundant with the reorganization. We expect to reduce our annual fixed operating costs by approximately $10 million to $12 million through this reorganization and restructuring effort

     Approximately 150 people were offered the opportunity to relocate as part of the initiative to consolidate our development and client support activities. As of March 31, 2003, a total of 31 employees have relocated and we currently anticipate that an additional 25 to 30 employees will relocate in the next three to six months. We have negotiated temporary retention arrangements ranging from nine months to two years with certain employees who have chosen not to relocate in order to facilitate a smooth transition. We have incurred $1.1 million in relocation costs through March 31, 2003, including $682,000 during the three months ended March 31, 2003, and expect to incur an additional $900,000 to $1.1 million in relocation costs during the next six months to complete this consolidation. The relocation costs will be reported in income from continuing operations as they are incurred. Accordingly, there was no accrued liability associated with these charges at March 31, 2003 or December 31, 2002.

     A summary of the 2002 restructuring and asset disposition charges is as follows:

	Initial	Cash	Loss on disposal	Balance at	Cash	Balance at
Description of the charge	Reserve	Charges	of assets	Dec 31, 2002	Charges	March 31,2003

Severance and termination benefits	$5,204	$(2,635)	$—	$2,569	$(1,214)	$1,355
Office closure costs	1,083	(28)	(47)	1,008	(104)	904

Total	$6,287	$(2,663)	$(47)	$3,577	$(1,318)	$2,259

     The unpaid balance of severance and termination benefits pertains primarily to termination agreements with foreign employees that are either being disputed or are required to be paid out over a period of time under local law. We expect these amounts to be paid out during the remainder of 2003. The remaining amounts in the reserve for office closure costs are being paid out as the leases and related subleases run through their remaining terms.

6. Stock Repurchase Program

     In July 2002, our Board of Directors authorized the repurchase of up to two million shares of our outstanding common stock. Under this repurchase program, we may periodically repurchase common shares on the open market at prevailing market prices during a one-year period ending July 22, 2003. As of March 31, 2003, we have repurchased a total of 175,000 shares of our common stock for $1.8 million under this program, including 75,000 shares that were purchased during the three months ended March 31, 2003 for $757,000.

7. E3 Acquisition Reserves

In conjunction with the acquisition of E3 Corporation (“E3”) in September 2001, we recorded initial acquisition reserves of approximately $14.6 million for restructuring charges and other direct costs associated with the acquisition. These costs related primarily to facility closures, employee severance, investment banker fees, and legal and accounting costs. We subsequently increased the purchase price and the E3 acquisition reserves by $1.3 million during 2002 based on our revised estimates of the restructuring costs to exit the activities of E3 and the other direct costs of the acquisition. The unused portion of the acquisition reserves, which are included in accrued expenses and other liabilities on the balance sheet, was $1.2 million at December 31, 2002 and $987,000 at March 31, 2003. A summary of the charges and adjustments recorded against the reserves are as follows:

				Balance at			Balance at
	Initial	Cash	Adjustments	December 31,	Cash	Non-Cash	March 31,
Description of charge	Reserve	Charges	to Reserve	2002	Charges	Charges	2003

Restructuring charges under EITF 95-3:
Facility termination and sublease costs	$4,689	$(5,040)	$1,129	$778	$(118)	$(25)	$635
Employee severance and termination benefits	4,351	(4,115)	184	420	(68)		352
Termination payments to distributors	500	(100)	(400)	—	—	—	—
E3 user group and trade show cancellation fees	84	(72)	(12)	—	—	—	—
Direct costs under SFAS 141:
Legal and accounting costs	2,344	(2,709)	407	42	(42)	—	—
Investment banker fees	2,119	(2,119)	—	—	—	—	—
Due diligence fees and expenses	350	(376)	26	—	—	—	—
Filing fees, appraisal services and transfer taxes	110	(100)	(10)	—	—	—	—

Total	$14,547	$(14,631)	$1,324	$1,240	$(228)	$(25)	$987

     The facility termination and sublease costs are costs of a plan to exit an activity of an acquired company as described in Financial Accounting Standards Board Emerging Issues Task Force Issue No. 95-3 (“EITF No. 95-3”), Recognition of Liabilities in Connection with a Purchase Business Combination, and include the estimated costs of management’s plan to shut down nine offices of E3 shortly after the acquisition date. These costs have no future economic benefit to the Company and are incremental to the other costs incurred by the Company or E3. Immediately following the consummation of the E3 acquisition, the Company engaged real estate advisers and began the necessary activities to shut down the offices and sublet the locations or negotiate early termination agreements with the various landlords. The most significant E3 facility (the former Corporate Headquarters) was difficult to sublet and in July 2002 we settled with the landlord by paying a $3.4 million lease termination fee. This resulted in a $950,000 adjustment to the facility termination and sublease costs acquisition reserve. The remaining amounts in this reserve are being paid out as the leases and any related subleases run through their remaining terms.

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

8. Business Segments and Geographic Data

     We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, e-commerce, inventory optimization and collaborative planning and forecasting requirements of the retail industry and its suppliers. Our solutions enable our customers to collect, manage, organize and analyze information throughout their retail enterprise, and to collaborate with suppliers and customers over the Internet at multiple levels within their organizations. We conduct business in three geographic regions that have separate management teams and reporting structures: the Americas (includes the United States, Canada and Latin America), Europe (includes the Middle East and Africa), and Asia/Pacific. Similar products and services are offered in each geographic region and local management is evaluated primarily based on total revenues and operating income. Identifiable assets are also managed by geographical region. The geographic distribution of our revenues and identifiable assets is as follows:

	Three Months
	Ended March 31,

	2003	2002

Revenues:
Americas	$25,306	$41,267
Europe	12,201	13,806
Asia/Pacific	5,257	4,646

	42,764	59,719
Sales and transfers among regions	(1,509)	(569)

Total revenues	$41,255	$59,150

	March 31,	December 31,
	2003	2002

Identifiable assets:
Americas	253,516	260,502
Europe	45,868	43,446
Asia/Pacific	10,921	11,106

Total identifiable assets	$310,305	$315,054

     We have organized our business segments around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry:

•	Retail Enterprise Systems include corporate level merchandise management systems that enable retailers to optimize their inventory control, product mix, pricing and promotional strategies, automate demand forecasting and replenishment, and enhance the productivity and accuracy of warehouse processes. In addition, Retail Enterprise Systems include a comprehensive set of tools for analyzing business results and trends, tracking customer shopping patterns, space management, trade allowance and promotional program management, and for monitoring strategic plans and tactical decisions.

•	In-Store Systems include point-of-sale, e-commerce and back office applications that enable retailers to capture, analyze and transmit certain sales, store inventory and other operational information to corporate level merchandise management systems using hand-held, radio frequency devices, point-of-sale workstations or via the Internet.

•	Collaborative Solutions include applications that enable business-to-business collaborative planning, forecasting and replenishment between retailers and their suppliers. Collaborative Solutions, which currently include portions of Retail Enterprise Systems applications that can be used by suppliers as well as collaboration specific solutions, enable retailers and their suppliers to optimize the sharing of plans, information and supply chain decisions between trading partners in such areas as inventory replenishment, marketing/promotions, sales planning/execution and category management.

     A summary of the revenues, operating income (loss), and depreciation attributable to each of these business segments for the three months ended March 31, 2003 and 2002 is as follows:

	Three Months
	Ended March 31,

	2003	2002

Revenues:
Retail Enterprise Systems	$27,769	$41,615
In-Store Systems	2,945	6,746
Collaborative Solutions	10,541	10,789

	$41,255	$59,150

Operating income (loss):
Retail Enterprise Systems	$1,693	$9,735
In-Store Systems	(407)	1,776
Collaborative Solutions	1,429	3,142
Other (see below)	(6,703)	(8,191)

	$(3,988)	$6,462

Depreciation:
Retail Enterprise systems	$1,607	$1,573
In-Store systems	236	267
Collaborative Solutions	458	206

	$2,301	$2,046

Other:
Amortization of intangible assets	$712	$714
Relocation costs to consolidate development and support activities	682	—
General and administrative expenses	5,309	7,477

	$6,703	$8,191

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     This Quarterly Report on Form 10-Q contains forward-looking statements reflecting management’s current forecast of certain aspects of our future. It is based on current information that we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward-looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, numbers of personnel, strategic relationships with third parties, acquisitions and strategy. The forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “intend,” “believe,” “should,” “would,” “could,” “anticipate” or other words that convey uncertainty of future events or outcomes. In particular, we provide our belief that delays in the decision-making process of our customers may continue to be the most significant issue affecting our software license revenue results, our belief that certain of the conditions that impacted our results in first quarter 2003, including the timing of the outbreak of the US war with Iraq, should not have the same impact on our results in second quarter 2003, our expectation that software license revenue results will improve in second quarter 2003 compared to first quarter 2003, our belief that the Customer Value Program (“CVP”) may continue to adversely affect our operating results during the next three to six months, our belief that consulting services revenue and service margins will not significantly improve until the demand for Portfolio Merchandise Management Systems and the related implementation services return or until economic conditions improve, our concern that the impact of the Severe Acute Respiratory Syndrome may adversely effect our revenues in Asia/Pacific in second quarter 2003 and potentially in future quarters, our expectation of relocating an additional 25 to 30 employees in connection with CVP over the next three to six months at a cost ranging from $900,000 to $1.1 million, our belief that the reorganization of the Company in connection with the CVP will result in a $10 million to $12 million reduction in our operating costs and allow us to achieve acceptable levels of profitability during this difficult economic period, our belief that sales activity with larger retail customers with annual sales in excess of $5 billion will continue to contribute to revenue in future periods, our belief that the series of enhancements being developed for the JDA Portfolio products on the Microsoft .NET platform will provide us a competitive advantage in the retail and collaborative solutions markets, our belief that quarterly product development expenditures for the remainder of 2003 will be consistent with first quarter 2003 levels, our belief that the pending audits of our 2000 and 2001 Federal Income Tax Returns will not result in any material adjustments, and our belief that our cash and cash equivalent, investments in marketable securities, and funds generated from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Quarterly Report on Form 10-Q, which you should read carefully. We would particularly refer you to the section under the heading “Factors That May Affect Our Future Results or The Market Price of Our Stock” for an extended discussion of the risks confronting our business. The forward-looking statements in this Quarterly Report on Form 10-Q should be considered in the context of these risk factors.

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

Significant Trends and Developments in Our Business

     Economic Conditions Continue to Impact our Operating Results. Our operating results continue to be impacted by weak economic conditions and the disappointing results of the retail industry. In addition, we believe our operating results have been negatively impacted by the disruption from the early phases of implementation of the

Customer Value Program (see “The Reorganization of the Company and the Implementation of the Customer Value Program have Impacted our Operating Results”), the timing of the outbreak of the US war with Iraq during the last two weeks of first quarter 2003, and the economic uncertainty related to the threat of future terrorist attacks and wars. The impact of these factors was consistent across substantially all of our product lines as well as nearly all of our geographic regions during the three months ended March 31, 2003. We also believe the retail industry has increased its due diligence on large capital outlays and that the decision-making process for investments in information technology has been highly susceptible to deferrals in the current economic environment. For example, no large software licenses ($1.0 million or greater) were signed during first quarter 2003, as compared to four in fourth quarter 2002 and three in first quarter 2002. Delays in the decision-making process have been, and may continue to be, the most significant issue affecting our software license revenue results. Our sales pipeline remains large, and we believe that certain of the factors that impacted our results in first quarter 2003, including the economy, the implementation of the Customer Value Program, and the timing of the outbreak of the US war with Iraq, should not have the same impact on our results in second quarter 2003. We currently anticipate that our software license revenue results will improve in second quarter 2003 compared to first quarter 2003.

     The retail industry will be adversely impacted if negative economic conditions or fear of additional wars or terrorists’ attacks persist for an extended period of time. Weak and uncertain economic conditions have in the past, and may in the future, negatively impact our revenues, elongate our selling cycles, and delay, suspend or reduce the demand for our products. As a result, it is difficult in the current economic environment to predict exactly when specific software licenses will close within a six to nine month time frame. In addition, we believe that pricing pressure has increased in response to the economic downturn, which could cause us to offer more significant discounts, or in some cases to lose potential business to competitors willing to offer what we believe to be overly aggressive discounts. Further, weak and uncertain economic conditions could cause a deterioration of our customers’ creditworthiness in the future and impair our customers’ ability to pay for our products or services or cause an increase in bankruptcy filings in our customer base. Any of these factors could adversely impact our business, quarterly or annual operating results and financial condition.

     The Reorganization of the Company and the Implementation of the Customer Value Program have Impacted our Operating Results. We announced the reorganization of the Company in fourth quarter 2002 in connection with the announcement of the Customer Value Program (“CVP”), a worldwide initiative designed to (i) refocus the organization on delivering value to our existing customer base, (ii) strengthen our competitive position, (iii) improve the quality, satisfaction and efficiency of our customers’ experience with JDA, and (iv) increase revenue and improve our operating results. Implementation of the CVP includes adjustments to our workforce, and a reallocation of our resources in response to a fundamental shift in the way we develop product and bring it to market, as well as to changes in the demand for the various types of products we sell, the length of implementation efforts required and associated skill requirements. The workforce reductions enabled us to better align our cost structure during the current economic downturn, which has adversely impacted our revenues, elongated our selling cycles, and delayed, suspended or reduced the demand for certain of our products.

     As anticipated, our decision to reorganize the Company and implement the CVP has caused initial disruptions in our sales, services and training functions that negatively impacted our revenues and operating results in first quarter 2003. Although we believe the most significant negative impact of the CVP implementation is now behind us, the costs and risks associated with the widespread changes contemplated in the CVP may continue to adversely affect our operating results during the next three to six months.

     The CVP has resulted in the following fundamental changes to our organizational structure:

•	Consolidation of our operations into three geographic regions: The Americas (United States, Canada, and Latin America); Europe (Europe, Middle East and Africa); and Asia/Pacific.

•	Implementation of a Customer Engagement Model that provides a single point of contact for our customers for all aspects of our business (software sales, services and support). This role is designed to foster long-term strategic partnerships with our customer base.

•	Combination of our sales and services personnel into a single Customer Solutions Group. This new organization is intended to ensure a smooth transition from the sales cycle to implementation and allow for broader product coverage.

•	Elimination of certain management positions, and the introduction of a professional career structure for all associates within the Customer Solutions Group.

•	Increased focus and investment in associate education in order to develop a higher degree of expertise in our associates, and to enhance the long-term value to our customers.

•	Consolidation of nearly all product development and client support activities at our corporate headquarters.

•	A workforce reduction of approximately 230 full-time employees (“FTE”) and certain office closures. The workforce reduction includes certain employees involved in product development (73 FTE) and client support services (28 FTE) who choose not to relocate, and reductions in consulting services personnel (66 FTE), sales and marketing personnel (37 FTE), and administrative functions (26 FTE). We have hired or expect to hire approximately 35 FTE in product development and client support services to replace those individuals who choose not to relocate to our corporate headquarters.

•	Closure of certain US, Latin American, and European offices that were either under-performing or became redundant with the reorganization.

     We expect to reduce our annual fixed operating costs by approximately $10 million to $12 million through this reorganization and restructuring effort. We believe this effort has been effective, and will allow us to achieve acceptable levels of profitability during this difficult economic period. Cost of services and operating expenses, excluding the $5.0 million restructuring charge taken in fourth quarter 2002 in connection with this initiative and the relocation costs to consolidate our development and client support activities, decreased $2.0 million and $3.5 million, respectively from fourth quarter 2002 to first quarter 2003 due primarily to the workforce reductions and reduced incentive compensation.

     Approximately 150 people were offered the opportunity to relocate as part of the initiative to consolidate our development and client support activities. As of March 31, 2003, a total of 31 employees have relocated and we currently anticipate that an additional 25 to 30 employees will relocate in the next three to six months. We have negotiated temporary retention arrangements ranging from nine months to two years with certain employees who have chosen not to relocate in order to facilitate a smooth transition. We have incurred $1.1 million in relocation costs through March 31, 2003, including $682,000 during the three months ended March 31, 2003, and expect to incur an additional $900,000 to $1.1 million in relocation costs during the next six months to complete this consolidation. The relocation costs will be reported in income from continuing operations as they are incurred. Accordingly, there was no accrued liability associated with these charges at March 31, 2003 or December 31, 2002.

     Our Service Revenues Continue to Decline. Service revenues decreased 36% in the three months ended March 31, 2003 compared to the three months ended March 31, 2002, primarily due to a decrease in demand for the implementation of Portfolio Merchandise Management Systems and other large projects. We believe retailers have changed their buying behavior since the September 11 attack, and as a result of the ensuing deterioration in economic conditions, causing a fundamental shift in the mix of demand for the various types of products we sell from high dollar projects to lower cost point solutions. Consulting services revenue typically lags the sale of software licenses by as much as one year. We also believe the average implementation times for our software products have declined due to increased training and expertise in our consulting organization, and as a direct result of the investments we have made over the past few years to increase the functionality, stability, scalability, integration and ease of implementation of the products in the JDA Portfolio. Furthermore, most of our product demand in 2002 and during the three months ended March 31, 2003 was associated with our Strategic Merchandise Management Solutions that require lower levels of services to implement. As a result of these changes in our business and product revenue mix, our service revenues have declined sequentially in each of the last five quarters and we do not expect service revenues or service margins to significantly improve until the demand for Portfolio Merchandise Management Systems and the related implementation services returns, and economic conditions improve.

     Service revenue margins were 9% in the three months ended March 31, 2003, compared to 25% in the three months ended March 31, 2002. Despite significant headcount reductions in 2002 to counteract the decline in demand for services, our gross utilization rate decreased to 38% in the three months ended March 31, 2003 compared to 52% in the three months ended March 31, 2002, the effect of which was offset in part by lower incentive compensation payments and higher average billing rates. The lower utilization rates in three months ended March 31, 2003 resulted from the disruption caused by the early phases of implementation of the CVP, which required significant training time for the affected service employees, as well as the deteriorating economic conditions that have decreased the overall demand for our services the demand for Portfolio Merchandise Management Systems and other high dollar projects, and the improved integration and reduced implementation timeframes for products in the JDA Portfolio.

     We Continue to Invest in New Product Development and Have Expanded Our Markets. We invested $10.2 million in the three months ended March 31, 2003. In addition, we invested approximately $292 million from 1998 to 2002 in new product development and the acquisition of complimentary products while remaining profitable and cash flow positive from operations. We released enhanced versions of our core software products during the past two years and introduced new value-added web-based applications such as Store Portal, Affinity and Marketing Expense Management. In addition, the acquisitions of Intactix, Zapotec, NeoVista Decision Series and E3 expanded our product offerings, and provided us with collaborative applications that address new vertical market opportunities with the manufacturers and wholesalers who supply our traditional retail customers. The Collaborative Solutions business segment, which includes sales of software license and services to customers outside the retail market, provided 26% of our total revenues in the three months ended March 31, 2003 compared to 18% in the three months ended March 31, 2002. Our collaborative specific solutions enable retailers and their suppliers to optimize the sharing of plans, information and supply chain decisions between trading partners in such areas of inventory replenishment, marketing/promotions, sales planning/execution and category management. As of March 31, 2003, there are nearly 150 trading partners worldwide that are live and operational on our Marketplace Replenishment application that enables manufacturers, distributors and retailers to work from a single, shared demand forecast. Although no large software licenses ($1.0 million or greater) were signed during the three months ended March 31, 2003, we have experienced increased sales activity in the last two years from larger retail customers with annual sales in excess of $5 billion that we expect will continue to contribute to our revenue in future periods. We believe our strategy of expanding our product portfolio and increasing the scalability of our products has been the key element in attracting larger retail customers, and we believe that it has resulted in a steady pattern of new customers licensing multiple products, as well as enhanced back-selling opportunities in our install base.

     We are developing a series of enhancements to the JDA Portfolio products, based upon the Microsoft .Net technology platform (“.Net Platform”), that we believe will position us uniquely in the retail and collaborative solutions markets. Our goals are to ensure that our solutions offer: (i) increased ease of use, (ii) increased integration of business processes, (iii) reduced cost of ownership, (iv) faster implementation, and (v) faster return on investment. We believe our next generation technology will enhance our competitive position since we will be able to offer significant features and functionality using an advanced technology platform. Our goal is to eliminate lower value services associated with the implementation of our products, and as a result, we may experience a reduction in the revenue associated with certain of our consulting services offerings. We believe that this reduced revenue will be more than offset by increased software and maintenance revenues, and increased revenue from strategic consulting and education services. The first step in the execution of this strategy began in June 2002 with the delivery of JDA Portfolio 2003 – the first ever fully synchronized, integrated release of all of our products.

     Our Financial Position is Strong and We Have Operating Cash Flow. We continue to maintain a strong financial position during the current difficult economic cycle with $105.7 million in cash, cash equivalents and marketable securities, and no debt. In addition, during the three months ended March 31, 2003 we generated $5.1 million in positive cash flow from operations.

     We Have Acquired Vista Software Solutions. On April 30, 2003 we acquired substantially all the intellectual property of Vista Software Solutions (“Vista”), and Vista’s active customer agreements for $4.3 million in cash. We expect to incur additional direct costs and costs to exit the activities of Vista of $300,000 to $800,000. Vista is a provider of collaborative business-to-business software solutions that enable retailers and consumer goods manufacturers to more efficiently synchronize and integrate data, including product descriptions, product images, pricing and promotion information throughout their supply and demand chains. Vista’s solutions also enable consumer goods manufacturers to manage trade promotions, minimize trade deductions costs and more accurately forecast product demand. With this acquisition, we have expanded the JDA Portfolio with complementary software products that leverage the Microsoft .NET platform and address the critical need for server-to-server data synchronization in Internet-based collaborative commerce. The acquisition will be accounted for as a purchase, and accordingly, the operating results of Vista will be included in our consolidated financial statements from the date of acquisition. Pro forma operating results will not be presented as the acquisition is not material to our consolidated financial statements.

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

•	Intangible Assets. Our business combinations typically result in goodwill and other intangible assets, which affects the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets and the annual impairment tests require management to make estimates of future revenues, customer retention rates and other assumptions that affect our consolidated financial statements.

•	Income Taxes. Our income tax policy records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We follow specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.

•	Stock-Based Compensation. We do not record compensation expense for options granted to our employees as all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma disclosure on a quarterly and annual basis of net income (loss) and net income (loss) per common share for employee stock option grants made as if the fair-value method defined in SFAS No. 123 had been applied.

Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 was adopted effective January 1, 2003. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3. Under SFAS No. 146, the liability for costs associated with exit or disposal activities is recognized and measured initially at fair value only when the liability is incurred, rather than at the date the Company committed to the exit plan. No exist or disposal activities have occurred since the adoption of SFAS No. 146.

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

     The following table presents pro forma disclosures required by SFAS No. 148 of net income and basic and diluted earnings per share as if compensation expense had been recognized for stock options granted in the three year period ended December 31, 2002, as determined under the fair value method using the Black-Scholes pricing model, and includes the effect of shares issued under the employee stock purchase plan.

	Three Months Ended March 31,

	2003	2002

Net income (loss) as reported	$(2,238)	$4,545
Less: stock-based compensation expense, net of related tax effects	(1,918)	(2,686)

Pro forma net income (loss)	$(4,156)	$1,859
Basic earnings (loss) per share — as reported	$(.08)	$.17
Diluted earnings (loss) per share — as reported	$(.08)	$.16
Basic earnings (loss) per share — pro forma	$(.15)	$.07
Diluted earnings (loss) per share — pro forma	$(.15)	$.06

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

Three months ended March 31, 2003 Compared to Three months ended March 31, 2002

     Revenues consist of product revenues and services revenue, which represented 59% and 41%, respectively, of total revenues in the three months ended March 31, 2003 compared to 55% and 45%, respectively in the three months ended March 31, 2002. Total revenues for the three months ended March 31, 2003 were $41.3 million, a decrease of $17.8 million, or 30%, from the $59.1 million reported in the months ended March 31, 2002.

Product Revenues

     Software Licenses. Software license revenues for the three months ended March 31, 2003 decreased 61% to $7.7 million from $19.5 million in the three months ended March 31, 2002. Software license sales continue to be impacted by weak economic conditions and the disappointing results of the retail industry. In addition, we believe software license sales have been negatively impacted by the disruption from the early phases of implementation of the CVP, the timing of the outbreak of the US war with Iraq during the last two weeks of first quarter 2003, and the economic uncertainty related to the threat of future terrorist attacks and wars. The impact of these factors was consistent across substantially all of our product lines as well as nearly all of our geographic regions during three months ended March 31, 2003.

     We also believe the retail industry has increased its due diligence on large capital outlays and that the decision-making process for investments in information technology has been highly susceptible to deferrals in the current economic environment. For example, no large software deals ($1.0 million or greater) were signed during first quarter 2003, as compared to four in fourth quarter 2002 and three in first quarter 2002. Delays in the decision-making process have been and may continue to be the most significant issue affecting our software license revenue results. Our sales pipeline remains large, and we believe that certain of the factors that impacted our results in first quarter 2003, including the economy, the implementation of the CVP, and the timing of the outbreak of the US war with Iraq, should not have the same impact on our results in second quarter 2003. We currently anticipate that our software license revenue results will improve in second quarter 2003 compared to first quarter 2003. We also believe retailers have changed their buying behavior since the September 11 attack and as a result of the ensuing deterioration in economic conditions, causing a fundamental shift in the mix of demand for the various types of products we sell from high dollar projects to lower cost point solutions. Software license revenues in the Retail Enterprise Systems business segment decreased 67% in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. In-Store Systems software license revenues decreased 85% in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Collaborative Solutions software license revenues decreased 37% in the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

     Software license revenues in the Americas decreased 67% in the three months ended March 31, 2003 compared to the three months ended March 31, 2002 due to decreases in software license revenues related to Retail Enterprise Systems, In-Store Systems, and Collaborative Solutions applications of 72%, 86%, and 44%, respectively. Software license revenues in Europe decreased 68% in the three months ended March 31, 2003 compared to the three months ended March 31, 2002 due to decreases in software license revenues related to Retail Enterprise Systems, In-Store Systems, and Collaborative Solutions applications of 91%, 69%, and 19%, respectively. Software license revenues in Asia/Pacific increased 56% in the three months ended March 31, 2003 compared to the three months ended March 31, 2002 due to an increase in software license revenues related to Retail Enterprise Systems applications of 118%, offset in part by decreases in software license revenues related to In-Store Systems and Collaborative Solutions products of 100%, and 54%, respectively

     Maintenance Services. Maintenance services revenue for the three months ended March 31, 2003 increased 26% to $16.4 million from $13.0 million in the three months ended March 31, 2002 due primarily to increases in the install base for all of our product lines.

Service Revenues

     Service revenues, which include consulting services and reimbursed expenses, decreased 36% in the three months ended March 31, 2003 to $17.1 million from $26.6 million in the three months ended March 31, 2002, primarily due to a decrease in demand for the implementation of Portfolio Merchandise Management Systems and other large projects. Service revenues in the three months ended March 31, 2003 were also negatively impacted by the disruption from the early phases of implementation of the CVP, which required significant training time for the affected service employees. We believe retailers have changed their buying behavior since the September 11 attack and as a result of the ensuing deterioration in economic conditions, causing a fundamental shift in the mix of demand for the various types of products we sell from high dollar projects to lower cost point solutions. Consulting services revenue typically lags the sale of software licenses by as much as one year. We also believe the average implementation times for our software products have declined due to increased training and expertise in our consulting organization, and as a direct result of the investments we have made over the past few years to increase the functionality, stability, scalability, integration and ease of implementation of the products in the JDA Portfolio. Furthermore, most of the demand for our products in 2002 and during the three months ended March 31, 2003 was associated with our Strategic Merchandise Management Solutions that require lower levels of services to implement. As a result of these changes in our business and product revenue mix, our service revenues have declined sequentially in each of the last five quarters and we do not expect service revenues or service margins to significantly improve until the demand for Portfolio Merchandise Management Systems and the related implementation services returns, and economic conditions improve.

Business Segment Revenues

     Total revenues in our Retail Enterprise Systems business segment decreased 33% to $27.8 million in the three months ended March 31, 2003 from $41.6 million in the three months ended March 31, 2002, due to decreases in demand across nearly all product lines. Portfolio Merchandise Management Systems in particular tend to be more heavily impacted during slow economic periods, as retailers are often reluctant to make substantial investments due to the slower expected return on investment. In addition, these products typically have longer implementation time frames and our services group often performs the implementation services. As a result, the decline in software sales for these products is also having a negative impact on our consulting services revenue. The Retail Enterprise Systems business segment represented 67% of our total revenues in the three months ended March 31, 2003 compared to 70% in the three months ended March 31, 2002.

     Total revenues in our In-Store Systems business segment decreased 56% to $2.9 million in the three months ended March 31, 2003 from $6.7 million in the three months ended March 31, 2002. In-Store Systems such as Win/DSS tend to be heavily impacted during slower economic periods, as the implementation of a new point-of-sale system usually requires a substantial hardware investment. The In-Store Systems business segment represented 7% of total revenues in the three months ended March 31, 2003 compared to 11% in the three months ended March 31, 2002.

     Total revenues in our Collaborative Solutions business segment decreased 2% to $10.5 million in the three months ended March 31, 2003 from $10.8 million in the three months ended March 31, 2002, due to decreases in demand across nearly all product lines except Portfolio Space Management revenues from non-retail customers. The Collaborative Solutions business segment represented 26% of total revenues in the three months ended March 31, 2003 compared to 18% in the three months ended March 31, 2002.

Geographic Revenues

     Total revenues in the Americas (includes the United States, Canada and Latin America) decreased 39% to $25.3 million in the three months ended March 31, 2003 from $41.3 million in the three months ended March 31, 2002 due to a 67% decrease in software license revenues and a 45% decrease in service revenues, offset in part by a 19% increase in maintenance services revenue.

     Total revenues in Europe decreased 12% to $12.2 million in the three months ended March 31, 2003 from $13.8 million in the three months ended March 31, 2002 due to a 68% decrease in software license revenues offset in part by a 44% increase in maintenance services revenue. Service revenues for the three months ended March 31, 2003 were flat with the three months ended March 31, 2002.

     Total revenues in Asia/Pacific increased 13% to $5.3 million in the three months ended March 31, 2003 from $4.6 million in the three months ended March 31, 2002 due to a 56% increase in software license revenues and a 31% increase in maintenance services revenue, offset in part by a 7% decrease in service revenues. We are concerned that the impact of the Severe Acute Respiratory Syndrome (“SARS”) may adversely effect our revenues in Asia/Pacific in second quarter 2003 and potentially in future quarters.

Cost of Product Revenues

     Cost of Software Licenses. Cost of software licenses was $241,000, or 3% of software license revenues in the three months ended March 31, 2003 compared to $411,000, or 2% of software license revenues in the three months ended March 31, 2002. The decrease in cost of software licenses dollars results from the lower volume of software products sold in the three months ended March 31, 2003 that incorporate functionality from third party software providers and require the payment of royalties.

     Amortization of Acquired Software Technology. Amortization of acquired software technology was $1.1 million in the three months ended March 31, 2003 compared to $1.0 million in the three months ended March 31, 2002. The increase results from the amortization of software technology acquired from J•Commerce in April 2002.

     Cost of Maintenance Services. Cost of maintenance services increased 15% to $3.9 million, or 24% of maintenance services revenue, in the three months ended March 31, 2003 from $3.4 million, or 26% of maintenance services revenue, in the three months ended March 31, 2002. The increase results from the additional headcount in the customer support function to support our growing installed client base, offset in part by lower incentive compensation costs. At March 31, 2003, we had 144 employees in the customer support function.

Cost of Service Revenues

     Cost of service revenues decreased 22% to $15.6 million in the three months ended March 31, 2003 from $19.9 million in the three months ended March 31, 2002. This decrease results primarily from a 24% decrease in consulting services headcount and lower incentive compensation costs in the three months ended March 31, 2003 compared to the three months ended March 31, 2002, offset in part by higher travel and training costs. At March 31, 2003, we had 440 employees in the consulting services function.

Gross Profit

     Gross profit for the three months ended March 31, 2003 decreased 41% to $20.5 million, or 50% of total revenues, from $34.4 million, or 58% of total revenues in the three months ended March 31, 2002. The decrease in gross profit dollars and gross margin percentage results primarily from decreases in software license revenues and service revenues of 61% and 36%, respectively, offset in part by a 26% increase in maintenance services revenue. Software licenses and maintenance services revenue have substantially higher margins than service revenues. Service revenue margins were 9% in the three months ended March 31, 2003, compared to 25% in the three months ended March 31, 2002. Despite significant headcount reductions in 2002 to counteract the decline in demand for services, our gross utilization rate decreased to 38% in the three months ended March 31, 2003 compared to 52% in the three months ended March 31, 2002, the effect of which was offset in part by lower incentive compensation payments and higher average billing rates. The lower utilization rates in three months ended March 31, 2003 result from the disruption caused by the early phases of implementation of the CVP which required significant training time for the affected service employees, as well as the deteriorating economic conditions that have decreased the overall demand for our services, the demand for Portfolio Merchandise Management Systems and other high dollar projects, and the improved integration and reduced implementation timeframes for products in the JDA Portfolio. We do not expect service revenues or service margins to significantly improve until the demand for Portfolio Merchandise Management Systems and the related implementation services returns, and economic conditions improve.

Operating Expenses

     Operating expenses, excluding amortization of intangibles and relocation costs to consolidate development and support activities decreased 15% to $23.1 million, or 56% of total revenues, in the three months ended March 31, 2003 from $27.3 million, or 46% of total revenues in the three months ended March 31, 2002. Overall, our cost structure was lower in the three months ended March 31, 2003 compared to the three months ended March 31, 2002 due to decreases in sales and marketing and administrative headcount that resulted from the reorganization of the Company in fourth quarter 2002 in connection with the implementation of the CVP, lower incentive compensation costs, and a $750,000 lower bad debt expense.

     Product Development. Product development expenses for the three months ended March 31, 2003 decreased 2% to $10.2 million from $10.4 million in the three months ended March 31, 2002. Product development expense as a percentage of product revenues was 42% in the three months ended March 31, 2003 compared to 32% in the three months ended March 31, 2002. Product development expense increased during the three months ended March 31, 2003 with the addition of full-time employees involved in the ongoing development of a series of enhancements to the JDA Portfolio products based upon the Microsoft .Net technology platform, the development of Portfolio POS, and the development of further collaborative planning, forecasting and replenishment (“CPFR”) applications, offset in part by lower incentive compensation costs. We also believe development of our software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized. At March 31, 2003, we had 355 employees in the product development function. We expect to spend $41.0 million to $43.0 million in product development for the year ending December 31, 2003.

     Sales and Marketing. Sales and marketing expenses for the three months ended March 31, 2003 decreased 19% to $7.6 million from $9.4 million in the three months ended March 31, 2002. Sales and marketing expense as a percentage of total revenues was 18% in the three months ended March 31, 2003 compared to 16% in the three months ended March 31, 2002. The decrease in sales and marketing expenses results primarily from a 20% decrease in sales and marketing FTE, together with lower commissions and marketing costs. At March 31, 2003, we had 145 employees in the sales and marketing function including 71 direct sales representatives, 55 individuals in pre-sales positions, and 19 associates involved in the marketing function.

     General and Administrative. General and administrative expenses for the three months ended March 31, 2003 decreased 29% to $5.3 million from $7.5 million in the three months ended March 31, 2002. General and administrative expense, as a percentage of total revenues, was 13% in the three months ended March 31, 2003 which is comparable to the three months ended March 31, 2002. The decrease in general and administrative expenses results primarily from a 15% decrease in administrative headcount, lower incentive compensation costs, a $750,000 lower bad debt expense, and a $413,000 favorable foreign currency exchange variance. General and administrative expenses for the three months ended March 31, 2002 included a $635,000 arbitration settlement charge, and the three months ended March 31, 2003 included a $398,000 credit for the favorable settlement of a mediated claim.

     Amortization of Intangibles. Amortization of intangibles was $712,000 in the three months ended March 31, 2003 compared to $714,000 in the three months ended March 31, 2002.

     Relocation Costs to Consolidate Development and Client Support Activities. We have incurred various costs to relocate and consolidate certain product development and client support services employees based in offices around the United States and the United Kingdom to our corporate headquarters in Scottsdale, Arizona. Approximately 150 people were offered the opportunity to relocate as this initiative. As of March 31, 2003, a total of 31 employees have relocated and we currently anticipate that an additional 25 to 30 employees will relocate in the next three to six months. We have negotiated temporary retention arrangements ranging from nine months to two years with certain employees who have chosen not to relocate in order to facilitate a smooth transition. We have incurred $1.1 million in relocation costs through March 31, 2003, including $682,000 during the three months ended March 31, 2003, and expect to incur an additional $900,000 to $1.1 million in relocation costs during the next two quarters to complete this consolidation. The relocation costs will be reported in income from continuing operations as they are incurred.

Operating Income

     We incurred an operating loss of $4.0 million in the three months ended March 31, 2003 compared to operating income of $6.5 million in the three months ended March 31, 2002. The decrease in operating income results from decreases in software licenses and service revenues of 61% and 36%, respectively in the three months ended March 31, 2002 compared to the three months ended March 31, 2002, offset in part by a 26% increase in maintenance services revenues, a 21% decrease in cost of services excluding reimbursed expenses, and a 15% decrease in operating expenses, excluding amortization of intangibles and relocation costs to consolidate development and support activities.

     Operating income in our Retail Enterprise Systems business segment decreased 83% to $1.7 million in the three months ended March 31, 2003 from $9.7 million in the three months ended March 31, 2002. The decrease results from lower total software and services revenues in this business segment in the three months ended March 31, 2003 compared to the three months ended March 31, 2002, offset in part by higher maintenance services revenue and decreases in sales and marketing costs and cost of consulting services due to reduced headcounts and lower incentive compensation.

     We incurred an operating loss of $407,000 in our In-Store Systems business segment in the three months ended March 31, 2003 compared to operating income of $1.8 million in the three months ended March 31, 2002. The decrease results from lower product and services revenues in this business segment in the three months ended March 31, 2003 compared to the three months ended March 31, 2002, offset in part by a decrease in cost of consulting services due to reduced headcounts and lower incentive compensation.

     Operating income in our Collaborative Solutions business segment decreased 55% to $1.4 million in the three months ended March 31, 2003 from $3.1 million in the three months ended March 31, 2002. The decrease results primarily from increases in sales and marketing and product development headcount to support our new CPFR initiatives and future growth of this business segment.

Provision for Income Taxes

     We recorded a tax benefit of $1.2 million, or 35% of the reported loss before income taxes in the three months ended March 31, 2003 compared to a provision for income taxes of $2.5 million, or 35.5% of income before income taxes in the three months ended March 31, 2002. The tax benefit includes a United States benefit of $2.3 million, offset in part by income tax expense in our foreign subsidiaries of $1.1 million. The effective income tax rate for 2003 of 35% takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. No research and development tax credit has been claimed due to the loss incurred in the three months ended March 31, 2003.

     We have reached a tentative settlement with the Internal Revenue Service on their examination of our 1998 and 1999 federal income tax returns. Under this tentative settlement, the Internal Revenue Service has agreed to allow the Company to take a research and development expense tax credit for most of the qualifying expenses originally reported in the 1998 and 1999 federal income tax returns. However, the Internal Revenue Service has advised that they cannot release a final report on these years or issue a refund check until they complete a subsequent audit of our 2000 and 2001 federal income tax returns. This audit is expected to take six to nine months and no material adjustments are anticipated.

Liquidity and Capital Resources

     We had working capital of $119.7 million at March 31, 2003 compared with $121.0 million at December 31, 2002. Cash and marketable securities at March 31, 2003 were $105.7 million, an increase of $3.8 million over the $101.9 million reported at December 31, 2001. Working capital decreased in the three months ended March 31, 2003 primarily as a result of a decrease in accounts receivable balances, offset in part by a reduction in accrued expenses and other liabilities. Cash and marketable securities balances increased in the three months ended March 31, 2003 primarily as a result of cash provided by operating activities and the cash received from the issuance of common stock under our stock option and employee stock purchase plans.

     Operating activities provided cash of $5.1 million in the three months ended March 31, 2003 and $4.7 million in the three months ended March 31, 2002. The $400,000 increase in cash provided from operating activities in the three months ended March 31, 2003 compared to the three months ended March 31, 2002 results primarily from $3.2 million higher deferred revenue, a $2.9 decrease in income tax receivable, and a $9.4 million decrease in accounts receivable in the three months ended March 31, 2003 compared to a $2.8 million increase in accounts receivable in the three months ended March 31, 2002. These sources of operating cash were partially offset by a $2.2 million net loss in the three months ended March 31, 2003 compared to net income of $4.5 million in the three months ended March 31, 2002, a $4.9 million decrease in the income tax benefits from the exercise of stock options and shares purchased under the employee stock purchase plan, a $5.6 million decrease in accrued expenses and other current liabilities, and $750,000 lower provision for doubtful accounts. Our net receivables were $37.0 million, or

81 days sales outstanding (“DSOs”) at March 31, 2003 compared to $47.1 million, or 79 DSOs at December 31, 2002, and $62.9 million, or 96 DSOs at March 31, 2002. Collection of receivables continues to be an area of focus during these tentative economic times. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including seasonality, shifts in customer buying patterns, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.

     Investing activities utilized cash of $9.0 million in the three months ended March 31, 2003 and $9.4 million in the three months ended March 31, 2002. Cash utilized by investing activities in the three months ended March 31, 2003 results primarily from the net purchase of $6.0 million of marketable securities and $2.9 million in capital expenditures. Cash utilized by investing activities in the three months ended March 31, 2002 includes the purchases of $5.5 million of marketable securities, the payment of $2.7 million in direct costs related to the acquisition of E3, and 1.4 million in capital expenditures.

     Financing activities provided cash of $1.5 million in the three months ended March 31, 2003 and $11.7 million in the three months ended March 31, 2002. The activity in both periods includes proceeds from the issuance of common stock under our stock option and employee stock purchase plans. In addition, the activity for the three months ended March 31, 2003 includes the repurchase of 75,000 shares of our outstanding stock for $757,000.

     Changes in the currency exchange rates of our foreign operations had the effect of increasing cash by $328,000 in the three months ended March 31, 2003 and reducing cash by $102,000 in the three months ended March 31, 2002. We currently have no derivative instruments and have not engaged in any material foreign currency hedging transactions.

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

     On April 30, 2003 we acquired substantially all the intellectual property of Vista Software Solutions (“Vista”), and Vista’s active customer agreements for $4.3 million in cash. We expect to incur additional direct costs and costs to exit the activities of Vista of $300,000 to $800,000. Vista is a provider of collaborative business-to-business software solutions that enable retailers and consumer goods manufacturers to more efficiently synchronize and integrate data, including product descriptions, product images, pricing and promotion information throughout their supply and demand chains. Vista’s solutions also enable consumer goods manufacturers to manage trade promotions, minimize trade deductions costs and more accurately forecast product demand. With this acquisition, we have expanded the JDA Portfolio with complementary software products that leverage the Microsoft .NET platform and address the critical need for server-to-server data synchronization in Internet-based collaborative commerce. The acquisition will be accounted for as a purchase, and accordingly, the operating results of Vista will be included in our consolidated financial statements from the date of acquisition. Pro forma operating results will not be presented as the acquisition is not material to our consolidated financial statements.

     In July 2002, our Board of Directors authorized the repurchase of up to two million shares of our outstanding common stock. Under this repurchase program, we may periodically repurchase common shares on the open market at prevailing market prices during a one-year period ending July 22, 2003. As of March 31, 2003, we have repurchased a total of 175,000 shares of our common stock for $1.8 million under this program.

     We believe that our cash and cash equivalents, investments in marketable securities, and funds generated from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months.

Factors That May Affect Our Future Results or The Market Price of Our Stock

     We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2003 and for the three months then ended contained elsewhere in this Form 10-Q.

Regional And/Or Global Changes in Economic, Political And Market Conditions Could Cause Decreases in Demand For Our Software And Related Services Which Could Negatively Affect Our Revenue And Operating Results And The Market Price of Our Stock.

     Our revenue and profitability depend on the overall demand for our software and related services. A regional and/or global change in the economy and financial markets could result in delay or cancellation of customer purchases. We and most of our competitors recently announced that current economic conditions have negatively impacted financial results. In addition, recent developments associated with terrorist attacks on United States’ interests, the war with Iraq, and the Severe Acute Respiratory Syndrome (“SARS”) have resulted in economic, political and other uncertainties, which could further adversely affect our revenue growth and operating results. If demand for our software and related services decrease, our revenues would decrease and our operating results would be adversely affected. Our inability to license software products to new customers may cause our stock price to fall.

Our Quarterly Operating Results May Fluctuate Significantly, Which Could Adversely Affect the Price of Our Stock.

     Our quarterly operating results have varied and are expected to continue to vary in the future. If our quarterly operating results fail to meet management’s projections or analysts’ expectations, the price of our stock could decline. Many factors may cause these fluctuations, including:

•	Demand for our software products and services, including the size and timing of individual contracts and our ability to recognize revenue with respect to contracts signed in the quarter, particularly with respect to our significant customers;

•	Changes in the length of our sales cycle;

•	Competitive pricing pressures;

•	Customer order deferrals resulting from the anticipation of new products, economic uncertainty, disappointing operating results by the customer, or otherwise;

•	The timing of new software product and technology introductions and enhancements to our software products or those of our competitors, and market acceptance of our new software products and technology;

•	Changes in our operating expenses;

•	Changes in the mix of domestic and international revenues, or expansion or contraction of international operations;

•	Our ability to complete fixed price consulting contracts within budget;

•	Foreign currency exchange rate fluctuations;

•	Operational issues resulting from corporate reorganizations (see “We May Encounter Difficulties Successfully Implementing Our Recent Corporate Reorganization”); and

•	Lower-than-anticipated utilization in our consulting services group as a result of reduced levels of software sales, reduced implementation times for our products, changes in the mix of demand for our software products, or other reasons.

Our Stock Price Has Been And May Remain Volatile.

     The trading price of our common stock has in the past and may in the future be subject to wide fluctuations. Examples of factors that we believe have caused fluctuations in our stock price in the recent past include the following:

•	Cancelled or delayed purchasing decisions related to the September 11 terrorist attack and the uncertainty related to potential future terrorist attacks and the war with Iraq;

•	The millennium change;

•	Conversion to the Euro currency;

•	External and internal marketing issues;

•	Our announcement of our reduced visibility and increased uncertainty concerning future demand for our products;

•	Increased competition;

•	Elongated sales cycles;

•	A limited number of reference accounts with implementations in the early years of product release;

•	Certain design and stability issues in early versions of our products; and

•	Lack of desired features and functionality.

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

We May Continue to Encounter Difficulties Successfully Implementing Our Recent Corporate Reorganization.

     In fourth quarter 2002 we substantially reorganized our Company to improve the profitability of our operations and to implement our Customer Value Program initiative. As part of this reorganization, we terminated a significant number of personnel both domestically and internationally, reassigned certain existing personnel and added a number of new personnel. We will likely continue to encounter difficulties implementing this extensive and complex reorganization. Potential risks include, but are not limited to: (i) the possibility that we may not be able to successfully persuade enough key E3 and Arthur product development and support personnel to relocate to our corporate headquarters in Scottsdale, Arizona; (ii) the possible disruption in our operations caused by such a large and complex reorganization; (iii) the difficulty of accurately forecasting the timing, amount, and the nature of costs that we will incur in implementing the reorganization, particularly international termination costs, which can be significantly higher than domestic termination costs; and (iv) the possibility that we will not be able to successfully recruit appropriately skilled and experienced personnel to fill new positions.

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

     We believe the retail industry remains cautious with their level of investment in information technology during the current difficult economic cycle, perhaps due to poor macroeconomic conditions, and uncertainty related to the threat of future terrorist attacks and the war with Iraq. We remain concerned about weak and uncertain economic conditions, consolidations and the disappointing results of retailers in certain of our geographic regions. The retail industry will be negatively impacted if weak economic conditions or fear of additional terrorists’ attacks and wars persist for an extended period of time. Weak and uncertain economic conditions have in the past, and may in the future, negatively impact our revenues, including a potential deterioration of our maintenance revenue base as customers look to reduce their costs, elongate our selling cycles, and delay, suspend or reduce the demand for our products. As a result, it is difficult in the current economic environment to predict exactly when specific software licenses will close within a six to nine month time frame. In addition, weak and uncertain economic conditions could impair our customers’ ability to pay for our products or services. Any of these factors could adversely impact our business, quarterly or annual operating results and financial condition.

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

     Certain of our software products, including MMS Multi-Channel, Store Portal, the UNIX/Oracle version of the Portfolio Replenishment module Advanced Warehouse Replenishment by E3, and certain modules of

Affinity and Intellect, have been commercially released within the last two years. Other modules of Affinity and Intellect, as well as the UNIX/Oracle version of the Portfolio Replenishment module Advanced Store Replenishment by E3 and the point-of-sale product that we purchased from J•Commerce, are still in beta or under development. In addition, we have only recently announced our intentions to develop or acquire a series of business-to-business e-commerce solutions, including products in furtherance of our pursuit of the market for Collaborative Solutions. The markets for these products are new and evolving, and we believe that retailers and their suppliers may be cautious in adopting web-based and other new technologies. Consequently, we cannot predict the growth rate, if any, and size of the markets for our e-commerce products or that these markets will continue to develop. Potential and existing customers may find it difficult, or be unable, to successfully implement our e-commerce products, or may not purchase our products for a variety of reasons, including their inability or unwillingness to deploy sufficient internal personnel and computing resources for a successful implementation. In addition, we must overcome significant obstacles to successfully market our newer products, including limited experience of our sales and consulting personnel. If the markets for our newer products fail to develop, develop more slowly or differently than expected or become saturated with competitors, or if our products are not accepted in the marketplace or are technically flawed, our business, operating results and financial condition will decline.

We Are Investing Heavily in Re-Writing Many of Our Products For The Microsoft.Net Platform.

     We currently plan to migrate PMM, as well as starting to re-write the Portfolio Replenishment modules and Portfolio Planning using the Microsoft .Net technology platform (“.Net Platform”) during 2003. The first .Net Platform products are not scheduled for commercial release until the end of 2003. We also plan to develop new products as well as shared code components using the      .Net Platform. The risks of our commitment to the .Net Platform include, but are not limited to, the following:

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

There Are Many Risks Associated with International Operations.

     Our international revenues represented 46% of total revenues in the three months ended March 31, 2003 as compared to 39% in the three months ended March 31, 2002 and 43% for the year ended December 31, 2002. If our international operations grow, we must recruit and hire a number of new consulting, sales and marketing and support personnel in the countries in which we have or will establish offices. Our entry into new international markets typically requires the establishment of new marketing and distribution channels as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. The opening of our new offices typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. If we are less successful in a new market than we expect, we may not be able to realize an adequate return on our initial investment and our operating results could suffer. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, that we will be successful at hiring, training or retaining such personnel, or that we can expand or contract our international operations in a timely, cost effective manner.

     Our international business operations are subject to risks associated with international activities, including:

•	Currency fluctuations;

•	Higher operating costs due to local laws or regulations;

•	Unexpected changes in employment and other regulatory requirements;

•	Tariffs and other trade barriers;

•	Costs and risks of localizing products for foreign countries;

•	Longer accounts receivable payment cycles in certain countries;

•	Potentially negative tax consequences;

•	Difficulties in staffing and managing geographically disparate operations;

•	Greater difficulty in safeguarding intellectual property, licensing and other trade restrictions;

•	Repatriation of earnings;

•	The burdens of complying with a wide variety of foreign laws;

•	Anti-American sentiment due to the war with Iraq, and other American policies that may be unpopular in certain regions;

•	The effects of regional and global infectious diseases such as SARS; and

•	General economic conditions in international markets.

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

It May Be Difficult to Identify, Adopt And Develop Product Architecture That is Compatible With Emerging Industry Standards.

     The markets for our software products are characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. We continuously evaluate new technologies and implement into our products advanced technology such as our current .Net effort. However, if we fail in our product development efforts to accurately address in a timely manner, evolving industry standards, new technology advancements or important third-party interfaces or product architectures, sales of our products and services will suffer.

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

     We rely on a combination of trademark, trade secret, copyright law and contractual restrictions to protect the proprietary aspects of our technology. We seek to protect the source code to our software, documentation and other written materials under trade secret and copyright laws. To date, we have not protected our technology with issued patents. Effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. We license our software products under signed license agreements that impose restrictions on the licensee’s ability to utilize the software and do not permit the re-sale, sublicense or other transfer of the source code. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and independent consultants to execute confidentiality agreements with us and by restricting access to our source code.

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

We May Have Difficulty Integrating Acquisitions.

     We continually evaluate potential acquisitions of complementary businesses, products and technologies, including those that are significant in size and scope. In pursuit of our strategy to acquire complementary products, we completed the acquisition of the assets of Zapotec Software, Inc. in February 2001, and the NeoVista Decision Series from Accrue Software, Inc. in June 2001, and the acquisition of all the common stock of E3 in September 2001, and the acquisition of certain intellectual property from J•Commerce in April 2002. The E3 acquisition was our largest to date, and involved the integration of E3’s products and operations in 12 countries. We recently acquired certain intellectual property from Vista Software Solutions, Inc. on April 30, 2003. The risks we commonly encounter in acquisitions include:

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

     Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 46% of our total revenues in the three months ended March 31, 2002, as compared with 39% in the three months ended March 31, 2002 and 43% in the year ended December 31, 2002. In addition, the identifiable net assets of our foreign operations totaled 21% of consolidated net assets at March 31, 2003 as compared to 20% of consolidated assets at December 31, 2002. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting unrealized foreign currency exchange loss of $1.1 million in the three months ended March 31, 2003 compared to a loss of $301,000 in the three months ended March 31, 2002. We did not engage in any material foreign currency hedging transactions during 2002 or the three months ended March 31, 2003. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net working capital as of March 31, 2003, to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the March 31, 2003 rates would result in a currency translation loss of $1.5 million before tax.

     Interest rates. We invest our cash in a variety of financial instruments, including bank time deposits, and variable and fixed rate obligations of the U.S. Government and its agencies, states, municipalities, commercial paper and corporate bonds. These investments are denominated in U.S. dollars. We classify all of our investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on our investments is reflected in our financial statements under the caption “Other income, net.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have suffered a decline in market value due to a change in interest rates. We hold our investment securities for purposes other than trading. The fair value of securities held at March 31, 2003 was $36.8 million, which is approximately the same as amortized cost, with interest rates generally ranging between 1% and 3%.

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

We filed a Form 8-K dated April 2, 2003 with the Securities and Exchange Commission on April 24, 2003 to furnish copies of our April 2, 2003 press release announcing preliminary financial results for the quarter ended March 31, 2003, our April 21, 2003 press release announcing final financial results for the quarter ended March 31, 2002, and the transcript of our First Quarter 2003 Earnings Release Conference Call. In addition, the Form 8-K included a discussion of the non-GAAP measure of earnings (loss) per share provided in the April 21, 2003 press release.

In accordance with the procedural guidance in SEC Release No. 33-8216, the information provided in this Form 8-K and the Exhibits attached thereto was furnished under “Item 9. Regulation FD Disclosure” rather than under “Item 12. Disclosure of Results of Operations and Financial Condition.” The information in the Form 8-K and the Exhibits attached thereto shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

JDA SOFTWARE GROUP, INC.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDA SOFTWARE GROUP, INC.

Dated: May 13, 2003	By:	/s/ Kristen L. Magnuson

Kristen L. Magnuson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

FORM 10-Q CERTIFICATIONS

I, James D. Armstrong, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of JDA Software Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By:	/s/ James D. Armstrong

James D. Armstrong Chairman and Chief Executive Officer

I, Kristen L. Magnuson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of JDA Software Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By:	/s/ Kristen L. Magnuson

Kristen L. Magnuson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #		Description of Document

2.1**	—	Asset Purchase Agreement dated as of June 4, 1998, by and among JDA Software Group, Inc., JDA Software, Inc. and Comshare, Incorporated.

2.2##	—	Asset Purchase Agreement dated as of February 24, 2000, by and among JDA Software Group, Inc., Pricer AB, and Intactix International, Inc.

2.3###	—	Agreement and Plan of Reorganization dated as of September 7, 2001, by and among JDA Software Group, Inc., E3 Acquisition Corp., E3 Corporation and certain shareholders of E3 Corporation.

3.1####	—	Third Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated July 23, 2002.

3.2***	—	First Amended and Restated Bylaws.

4.1*	—	Specimen Common Stock certificate.

4.2*(1)	—	Stock Redemption Agreement among the Company, James D. Armstrong and Frederick M. Pakis dated March 30, 1995.

10.1*(1)	—	Form of Indemnification Agreement.

10.2*(1)	—	1995 Stock Option Plan, as amended, and form of agreement thereunder.

10.3ww(1)	—	1996 Stock Option Plan, as amended.

10.4*(1)	—	1996 Outside Directors Stock Option Plan and forms of agreement thereunder.

10.5 (1)####	—	Executive Employment Agreement between James D. Armstrong and JDA Software Group, Inc. dated July 23, 2002.

10.6**** (1)	—	Executive Employment Agreement between Hamish N. Brewer and JDA Software Group, Inc. dated January 22, 2003.

10.7 (1)####	—	Executive Employment Agreement between Kristen L. Magnuson and JDA Software Group, Inc. dated July 23, 2002.

10.8#(1)	—	1998 Nonstatutory Stock Option Plan.

10.9#(1)	—	1998 Employee Stock Purchase Plan.

10.10†	—	1999 Employee Stock Purchase Plan.

10.11***	—	Lease Agreement between Opus West Corporation and JDA Software Group, Inc. dated April 30, 1998, together with First Amendment dated June 30, 1998.

10.12**	—	Software License Agreement dated as of June 4, 1998 by and between Comshare, Incorporated and JDA Software, Inc.

10.14wwww(2)	—	Value-Added Reseller License Agreement for Uniface Software between Compuware Corporation and JDA Software Group, Inc. dated April 1, 2000, together with Product Schedule No. Two dated September 28, 2001.

10.15*(1)	—	JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 1995.

10.17***(1)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and Kristen L. Magnuson, amending certain stock options granted to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on September 11, 1997 and January 27, 1998.

10.18††(1)	—	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the From of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement).

10.19†††(1)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

Exhibit #		Description of Document

10.20w(1)(3)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.21w (1)(3)	—	Form of Nonstatutory Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.22w(1) (4)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1995 Stock Option Plan

10.23w(1)(5)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan

10.24w(1)(6)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan

10.25www	—	Secured Loan Agreement between JDA Software Group, Inc. and Silvon Software, Inc. dated May 8, 2001, together with Secured Promissory Note and Security Agreement.

99.1	—	Certification of Chief Executive Officer

99.2	—	Certification of Chief Financial Officer

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

**	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1998, as filed on June 19, 1998.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.

****	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed on March 19, 2003.

†	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, as filed on August 19, 1999.

††	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998.

†††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed on November 13, 1998.

#	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, as filed on March 31, 1998.

##	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2000, as filed on March 1, 2000.

###	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2001, as filed on September 21, 2001.

####	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 12, 2002.

w	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.

ww	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed on April 2, 2001.

www	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, as filed on August 14, 2001.

wwww	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 29, 2002.

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(2)	Confidential treatment has been granted as to part of this exhibit.

(3)	Applies to James D. Armstrong.

(4)	Applies to Hamish N. Brewer and Gregory L. Morrison.

(5)	Applies to Hamish N. Brewer, Peter J. Charness, Scott D. Hines, Gregory L. Morrison and David J. Tidmarsh.

(6)	Applies to Senior Executive Officers with the exception of James D. Armstrong and Kristen L. Magnuson.