Form 10-Q
period 2003-06-30
JDA SOFTWARE GROUP INC
filed 2003-08-13
CIK 1006892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

     The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 28,539,050 as of August 8, 2003.

JDA SOFTWARE GROUP, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$85,605	$71,065
Marketable securities	28,742	30,790

Total cash, cash equivalents and marketable securities	114,347	101,855
Accounts receivable, net	32,926	47,077
Income tax receivable	5,037	7,479
Deferred tax asset	5,345	5,564
Prepaid expenses and other current assets	13,711	12,289

Total current assets	171,366	174,264
Property and Equipment, net	21,128	21,337
Goodwill	62,091	59,801
Other Intangibles, net	55,311	56,635
Promissory Note Receivable	2,948	3,017

Total assets	$312,844	$315,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,291	$3,020
Accrued expenses and other liabilities	21,064	26,957
Deferred revenue	27,270	23,331

Total current liabilities	51,625	53,308
Deferred Tax Liability	2,944	4,980
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized, 50,000,000 shares; issued 28,937,661 and 28,696,688 shares, respectively	289	287
Additional paid-in capital	239,643	237,120
Retained earnings	26,406	27,353
Accumulated other comprehensive loss	(3,511)	(4,199)

	262,827	260,561
Less treasury stock, at cost, 414,702 and 339,702 shares, respectively	(4,552)	(3,795)

Total stockholders’ equity	258,275	256,766

Total liabilities and stockholders’ equity	$312,844	$315,054

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

REVENUES:
Software licenses	$15,529	$18,286	$23,232	$37,819
Maintenance services	17,258	14,008	33,702	27,024

Product revenues	32,787	32,294	56,934	64,843
Consulting services	18,357	23,172	33,958	47,743
Reimbursed expenses	1,821	2,118	3,328	4,148

Service revenues	20,178	25,290	37,286	51,891
Total revenues	52,965	57,584	94,220	116,734

COST OF REVENUES:
Cost of software licenses	182	713	423	1,124
Amortization of acquired software technology	1,101	1,072	2,170	2,109
Cost of maintenance services	4,372	3,450	8,288	6,848

Cost of product revenues	5,655	5,235	10,881	10,081
Cost of consulting services	14,119	14,769	28,179	32,599
Reimbursed expenses	1,821	2,118	3,328	4,148

Cost of service revenues	15,940	16,887	31,507	36,747
Total cost of revenues	21,595	22,122	42,388	46,828

GROSS PROFIT	31,370	35,462	51,832	69,906
OPERATING EXPENSES:
Product development	12,608	10,404	22,788	20,805
Sales and marketing	10,217	11,265	17,784	20,655
General and administrative	6,267	7,258	11,576	14,735
Amortization of intangibles	732	712	1,444	1,426
Relocation costs to consolidate development and client support activities	578	—	1,260	—
Purchased in-process research and development	—	800	—	800
Restructuring, office closure costs and other charges	—	1,295	—	1,295

Total operating expenses	30,402	31,734	54,852	59,716

OPERATING INCOME (LOSS)	968	3,728	(3,020)	10,190
Gain on sale of office facility	639	—	639	—
Other income, net	379	421	924	1,002

Total other income	1,018	421	1,563	1,002

INCOME (LOSS) BEFORE INCOME TAXES	1,986	4,149	(1,457)	11,192
Income tax provision (benefit)	695	1,472	(510)	3,970

NET INCOME (LOSS)	$1,291	$2,677	$(947)	$7,222

BASIC EARNINGS (LOSS) PER SHARE	$.05	$.10	$(.03)	$.26

DILUTED EARNINGS (LOSS) PER SHARE	$.05	$.09	$(.03)	$.25

SHARES USED TO COMPUTE:
Basic earnings (loss) per share	28,506	28,071	28,479	27,729

Diluted earnings(loss) per share	28,659	29,437	28,479	29,180

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

NET INCOME (LOSS)	$1,291	$2,677	$(947)	$7,222
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding loss on marketable securities available for sale, net	(10)	(7)	(32)	(18)
Foreign currency translation income (loss)	1,858	2,624	720	2,321

COMPREHENSIVE INCOME (LOSS)	$3,139	$5,294	$259	$9,525

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months
	Ended June 30,

	2003	2002

OPERATING ACTIVITIES:
Net income (loss)	$(947)	$7,222
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,235	7,712
Provision for doubtful accounts	250	2,400
Tax benefit – stock options and employee stock purchase plan	33	6,759
Gain on sale of office facility	(639)	—
Write-off of purchased in-process research and development	—	800
Deferred income taxes	(1,817)	105
Changes in assets and liabilities:
Accounts receivable	13,824	(5,259)
Income tax receivable	2,400	(4,223)
Prepaid expenses and other current assets	(938)	(4,203)
Accounts payable	266	1,910
Accrued expenses and other liabilities	(5,875)	(5,215)
Deferred revenue	3,203	9,422

Net cash provided by operating activities	17,995	17,430

INVESTING ACTIVITIES:
Purchase of marketable securities	(20,564)	(23,260)
Sales of marketable securities	100	7,640
Maturities of marketable securities	22,480	2,080
Payment of direct costs related to the acquisition of E3 Corporation	(532)	(4,180)
Purchase of Vista Software Solutions, Inc.	(4,006)	—
Purchase of J•Commerce, Inc.	—	(4,170)
Payments received on promissory note receivable	69	176
Purchase of property and equipment	(5,551)	(3,652)
Proceeds from disposal of property and equipment	1,731	172

Net cash used in investing activities	(6,273)	(25,194)

FINANCING ACTIVITIES:
Issuance of common stock - stock option plan	320	12,200
Issuance of common stock - employee stock purchase plan	2,172	2,039
Purchase of treasury stock	(757)	(22)
Payments on capital lease obligations	(117)	(153)

Net cash provided by financing activities	1,618	14,064

Effect of exchange rates on cash	1,200	1,189

Net increase in cash and cash equivalents	14,540	7,489

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	71,065	51,865

CASH AND CASH EQUIVALENTS, END OF PERIOD	$85,605	$59,354

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months
	Ended June 30,

	2003	2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$957	$1,831

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of Vista Software Solutions, Inc.:
Fair value of current assets acquired	$(662)
Software technology	(1,100)
Customer lists	(1,110)
Other intangible assets	(80)
Goodwill	(2,290)
Deferred revenue	681

Total acquisition cost of Vista Software Solutions, Inc.	(4,561)
Accruals for direct costs related to the acquisition	555

Total cash expended to acquire Vista Software Solutions, Inc.	$(4,006)

Acquisition of J•Commerce, Inc.:
Software technology		$(2,060)
In-process research and development		(800)
Goodwill		(1,325)

Total acquisition cost of J•Commerce, Inc.		(4,185)
Accruals for direct costs related to the acquisition		15

Total cash expended to acquire J•Commerce, Inc.		$(4,170)

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of JDA Software Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

     Certain reclassifications have been made to the June 30, 2002 interim financial statements in order to conform to the June 30, 2003 presentation.

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

     In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” which clarifies the requirement of SFAS No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for and disclosures of certain guarantee issues. Our standard software license agreements contain an infringement indemnity clause under which we agree to indemnify and hold harmless our customers and business partners against liability and damages arising from claims of copyright or other intellectual property infringement by our products. These terms constitute a form of guarantee that is subject to the disclosure requirements, but not the initial recognition or measurement provisions of FIN 45. We have never lost an infringement claim and our costs to defend such lawsuits have been insignificant. Although it is possible that in the future third parties may claim that our current or potential future software solutions or we infringe on their intellectual property, we do not expect a significant impact on our business, operating results, or financial condition.

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

     The following table presents pro forma disclosures required by SFAS No. 148 of net income and basic and diluted earnings per share as if stock-based employee compensation had been recognized during the three and six month periods ended June 30, 2003 and 2002. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net income (loss) as reported	$1,291	$2,677	$(947)	$7,222
Less: stock-based compensation expense, net of related tax effects	(1,884)	(2,350)	(3,791)	(5,034)

Pro forma net income (loss)	$(593)	$327	$(4,738)	$2,188
Basic earnings (loss) per share — as reported	$.05	$.10	$(.03)	$.26
Diluted earnings (loss) per share — as reported	$.05	$.09	$(.03)	$.25
Basic earnings (loss) per share — pro forma	$(.02)	$.01	$(.17)	$.08
Diluted earnings (loss) per share — pro forma	$(.02)	$.01	$(.17)	$.07

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” Variable interest entities are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a stand-alone basis. We do not participate in variable interest entities.

     In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). The provisions of SFAS No. 149 amend and clarify the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. We currently have no derivative instruments and have not engaged in any material foreign currency hedging transactions.

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 requires certain financial instruments that embody obligations of the issuer, and which have characteristics of both liabilities and equity, to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. We do not have any financial instruments, as defined in SFAS No. 150, that have characteristics of both liabilities and equity.

3. Acquisition of Vista Software Solutions, Inc.

     On April 30, 2003 we acquired substantially all the intellectual property of Vista Software Solutions, Inc. (“Vista”), and Vista’s active customer agreements for a total cost of $4.6 million, which includes the purchase price of $3.8 million plus $780,000 in direct costs of the acquisition. Vista is a provider of collaborative business-to-business software solutions that enable retailers and consumer goods manufacturers to more efficiently synchronize and integrate data, including product descriptions, product images, pricing and promotion information throughout their supply and demand chains. Vista’s solutions also enable consumer goods manufacturers to manage trade promotions, minimize trade deductions costs and more accurately forecast product demand. With this acquisition, we have expanded the JDA Portfolio with complementary software products that leverage the Microsoft .Net platform and address the critical need for server-to-server data synchronization in Internet-based collaborative commerce. The acquisition was accounted for as a purchase, and accordingly, the operating results of Vista have been included in our consolidated financial statements from the date of acquisition. Pro forma operating results have not been presented as the acquisition is not material to our consolidated financial statements. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Fair value of current assets acquired	$662
Software technology	1,100
Customer lists	1,110
Other intangible assets	80
Goodwill	2,290
Deferred revenue	(681)

Total acquisition cost of Vista Software Solutions, Inc.	4,561
Accruals for direct costs related to the acquisition	(555)

Total cash expended to acquire Vista Software Solutions, Inc.	$4,006

4. Subsequent Event — Acquisition of Engage, Inc.

     On August 4, 2003 we acquired substantially all the remaining assets of Engage, Inc. (“Engage”) for $3.0 million in cash. We expect to spend an additional $1.0 million for assumed liabilities and direct costs related to the acquisition. Engage is a provider of enterprise advertising, marketing and promotion software solutions that improve a retailer’s promotion planning process and their delivery of marketing and advertising content. We intend to merge Engage’s advanced digital asset, content management and ad layout capabilities with our existing Portfolio Revenue Management and Portfolio Knowledge Base applications to further expand our JDA Portfolio with functionality that streamlines the communication and collaboration among a retailer’s merchandising, promotions, production and store operation teams. The acquisition will be accounted for as a purchase, and accordingly, the operating results of Engage will be included in our consolidated financial statements from the date of acquisition. Pro forma operating results will not be presented as the acquisition is not material to our consolidated financial statements.

5. Earnings per Share

     Earnings per share for the three and six-month periods ended June 30, 2003 and 2002 is calculated as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net income	$1,291	$2,677	$(947)	$7,222
Shares – Basic earnings per share	28,506	28,071	28,479	27,729
Dilutive common stock equivalents	153	1,366	—	1,451

	28,659	29,437	28,479	29,180

Basic earnings per share	$.05	$.10	$(.03)	$.26

Diluted earnings per share	$.05	$.09	$(.03)	$.25

     No common stock equivalents were included in the calculation of diluted loss per share for the six months ended June 30, 2003 as such common stock equivalents would be anti-dilutive.

6.	Restructuring, Office Closure Costs and Other Charges, and Relocation Costs to Consolidate Development and Client Support Activities

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

     Implementation of the CVP includes adjustments to our workforce and a reallocation of our resources in response to a fundamental shift in the way we develop product and bring it to market, as well as to changes in the demand for the various types of products we sell, the length of implementation efforts required and associated skill requirements. The workforce reduction enabled us to better align our cost structure during the current economic downturn, which has adversely impacted our revenues, elongated our selling cycles, and delayed, suspended or reduced the demand for certain of our products. The reorganization resulted in the consolidation of nearly all product development and client support activities at our corporate headquarters, a workforce reduction of approximately 230 full-time employees (“FTE”) and certain office closures. The workforce reduction included certain employees involved in product development (73 FTE) and client support services (28 FTE) who chose not to relocate, and reductions in consulting services personnel (66 FTE), sales and marketing personnel (37 FTE), and administrative functions (26 FTE). We have hired or expect to hire approximately 35 FTE in product development and client support services to replace those individuals who chose not to relocate to our corporate headquarters. All employees potentially impacted by this reorganization were notified of the plan of termination and the related benefits on or before December 31, 2002. Office closure costs pertain to certain US, Latin American, and European offices that were either under-performing or became redundant with the reorganization.

     Approximately 150 people were offered the opportunity to relocate as part of the CVP initiative to consolidate our development and client support activities. As of June 30, 2003, a total of 36 employees have relocated and we currently anticipate that an additional 15 employees will relocate in the next three to six months. We have negotiated temporary retention arrangements ranging from nine months to two years with 41 employees who have chosen not to relocate in order to facilitate a smooth transition. In addition, approximately 40 employees have been hired or transferred from other departments within the Company to fill certain of the development and client support positions. We have incurred $1.7 million in relocation costs through June 30, 2003, including $578,000 and $1.3 million during the three and six months ended June 30, 2003, respectively. We expect to incur an additional $500,000 to $600,000 in relocation costs during the next three months to complete the consolidation of development and client support activities. The relocation costs have been reported in income from continuing operations as incurred. Accordingly, there was no accrued liability associated with these charges at June 30, 2003 or December 31, 2002.

     A summary of the 2002 restructuring and office closure charges included in accrued expenses and other liabilities is as follows:

	Initial	Cash	Loss on disposal	Balance at	Cash	Balance at
Description of the charge	Reserve	Charges	of assets	Dec 31, 2002	Charges	June 30, 2003

Severance, benefits and legal costs	$5,204	$(2,635)	$—	$2,569	$(2,012)	$557
Office closure costs	1,083	(28)	(47)	1,008	(208)	800

Total	$6,287	$(2,663)	$(47)	$3,577	$(2,220)	$1,357

     The unpaid balance of severance and termination benefits pertains primarily to termination agreements with foreign employees that are either being disputed or are required to be paid out over a period of time under local law. We expect these amounts to be paid out by December 31, 2003. The remaining amounts in the reserve for office closure costs are being paid out as the leases and related subleases run through their remaining terms.

7. Stock Repurchase Program

     In July 2002, our Board of Directors authorized the repurchase of up to two million shares of our outstanding common stock. Under this repurchase program, we may periodically repurchase common shares on the open market at prevailing market prices during a one-year period ending July 22, 2003. As of June 30, 2003, we have repurchased a total of 175,000 shares of our common stock for $1.8 million under this program, including 75,000 shares that were purchased during the six months ended June 30, 2003 for $757,000.

8. E3 Acquisition Reserves

     In conjunction with the acquisition of E3 Corporation (“E3”) in September 2001, we recorded initial acquisition reserves of approximately $14.6 million for restructuring charges and other direct costs associated with the acquisition. These costs related primarily to facility closures, employee severance, investment banker fees, and legal and accounting costs. We subsequently increased the purchase price and the E3 acquisition reserves by $1.3 million during 2002 based on our revised estimates of the restructuring costs to exit the activities of E3 and the other direct costs of the acquisition. The unused portion of the acquisition reserves, which are included in accrued expenses and other liabilities on the balance sheet, was $707,000 at June 30, 2003 and $1.2 million at December 31, 2002. A summary of the charges and adjustments recorded against the reserves are as follows:

				Balance at			Balance at
	Initial	Cash	Adjustments	December 31,	Cash	Non-Cash	June 30,
Description of charge	Reserve	Charges	to Reserve	2002	Charges	Charges	2003

Restructuring charges under EITF 95-3:
Facility termination and sublease costs	$4,689	$(5,040)	$1,129	$778	$(218)	$(25)	$535
Employee severance and termination benefits	4,351	(4,115)	184	420	(248)		172
Termination payments to distributors	500	(100)	(400)	—	—	—	—
E3 user group and trade show cancellation fees	84	(72)	(12)	—	—	—	—
Direct costs under SFAS 141:
Legal and accounting costs	2,344	(2,709)	407	42	(42)	—	—
Investment banker fees	2,119	(2,119)	—	—	—	—	—
Due diligence fees and expenses	350	(376)	26	—	—	—	—
Filing fees, appraisal services and transfer taxes	110	(100)	(10)	—	—	—	—

Total	$14,547	$(14,631)	$1,324	$1,240	$(508)	$(25)	$707

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

     Employee severance and termination benefits are costs resulting from a plan to involuntarily terminate employees from an acquired company as described in EITF No. 95-3. As of the consummation date of the acquisition, executive management approved a plan to involuntarily terminate approximately 31% of the 338 full time employees of E3. In the first three months following the consummation of the E3 acquisition, management completed the assessment of which employees would be involuntarily terminated and communicated the termination arrangements to the affected employees in accordance with statutory requirements of the local jurisdictions in which the employees were located. We expect all amounts for these exit costs to be paid out before September 30, 2003.

9. Business Segments and Geographic Data

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Revenues:
Americas	$33,605	$35,003	$58,911	$76,270
Europe	16,092	17,218	28,293	31,024
Asia/Pacific	4,785	5,990	10,042	10,636

	54,482	58,211	97,246	117,930
Sales and transfers among regions	(1,517)	(627)	(3,026)	(1,196)

Total revenues	$52,965	$57,584	$94,220	$116,734

	June 30,	December 31,
	2003	2002

Identifiable assets:
Americas	$257,624	$260,502
Europe	44,447	43,446
Asia/Pacific	10,773	11,106

Total identifiable assets	$312,844	$315,054

     We have organized our business segments around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry:

•	Retail Enterprise Systems include corporate level merchandise management systems that enable retailers to optimize their inventory control, product mix, pricing and promotional strategies, automate demand forecasting and replenishment, and enhance the productivity and accuracy of warehouse processes. In addition, Retail Enterprise Systems include a comprehensive set of tools for analyzing business results and trends, tracking customer shopping patterns, space management, trade allowance and promotional program management, and for monitoring strategic plans and tactical decisions.

•	In-Store Systems include point-of-sale, e-commerce and back office applications that enable retailers to capture, analyze and transmit certain sales, store inventory and other operational information to corporate level merchandise management systems using hand-held, radio frequency devices, point-of-sale workstations or via the Internet.

•	Collaborative Solutions include applications that enable business-to-business collaborative planning, forecasting and replenishment between retailers and their suppliers. Collaborative Solutions, which currently include portions of Retail Enterprise Systems applications that can be used by suppliers as well as collaboration specific solutions, enable retailers and their suppliers to optimize the sharing of plans, information and supply chain decisions between trading partners in such areas as inventory replenishment, marketing/promotions, sales planning/execution and category management.

     A summary of the revenues, operating income (loss), and depreciation attributable to each of these business segments for the three and six months ended June 30, 2003 and 2002 is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Revenues:
Retail Enterprise Systems	$36,266	$39,229	$64,035	$80,844
In-Store Systems	3,523	7,490	6,468	14,236
Collaborative Solutions	13,176	10,865	23,717	21,654

	$52,965	$57,584	$94,220	$116,734

Operating income (loss):
Retail Enterprise Systems	$4,614	$9,159	$6,307	$18,894
In-Store Systems	(49)	2,431	(456)	4,207
Collaborative Solutions	3,980	2,203	5,409	5,345
Other (see below)	(7,577)	(10,065)	(14,280)	(18,256)

	$968	$3,728	$(3,020)	$10,190

Depreciation:
Retail Enterprise systems	$1,714	$1,452	$3,321	$2,968
In-Store systems	236	300	472	567
Collaborative Solutions	381	341	839	607

	$2,331	$2,093	$4,632	$4,142

Other:
Amortization of intangible assets	$732	$712	$1,444	$1,426
In-process research and development charge	—	800	—	800
Relocation costs to consolidate development and support activities	578	—	1,260	—
Restructuring, office closure costs and other charges	—	1,295	—	1,295
General and administrative expenses	6,267	7,258	11,576	14,735

	$7,577	$10,065	$14,280	$18,256

     Operating income in the Retail Enterprise Systems, In-Store Systems and Collaborative Solutions business segments includes direct expenses for software licenses, maintenance services, service revenues, amortization of acquired software technology, sales and marketing expenses, product development expenses, as well as allocations for occupancy costs and depreciation expense. The “Other” caption includes general and administrative expenses and other charges that are not directly identified with a particular business segment and which management does not consider in evaluating the operating income of the business segment.

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

Significant Trends and Developments in Our Business

     Economic Conditions Continue to Impact our Operating Results. Our operating results continue to be impacted by weak economic conditions in certain of our geographic regions and the continued weakness in the retail industry. In addition, we believe our operating results during the first half of 2003 have been negatively impacted by the disruption from the early phases of implementation of the Customer Value Program (see “The Reorganization of the Company and the Implementation of the Customer Value Program have Impacted our Operating Results”), the US war with Iraq, the economic uncertainty related to the threat of future terrorist attacks and wars, and the Severe Acute Respiratory Syndrome (“SARS”).

     The retail industry has increased its due diligence on large capital outlays in the current economic environment and the decision-making process for investments in information technology has been highly susceptible to deferral. This has elongated our sales cycles and impacted our ability to predict the size and timing of individual contracts. For example, we signed four large software licenses ($1.0 million or greater) during second quarter 2003 as compared to none during first quarter 2003, three in fourth quarter 2002 and one in second quarter 2002. We continue to believe that delays in the decision-making process have been, and may continue to be, the most significant issue affecting our software license revenue results.

     Economic conditions have negatively impacted the demand for our Portfolio Merchandise Management Systems and Portfolio Store Systems over the past two years and we believe there is no evidence to support a turnaround in the poor performance of the transaction systems market in the near term. We believe the next driver for growth in the transaction systems market will be sustained economic improvement and the introduction and acceptance of our Java-based In-Store System that was commercially released in June 2003, and the .Net Platform version of our Portfolio Merchandise Management Systems which is under development. Since 2001, the majority of our software license revenues have been associated with our Strategic Merchandise Management Solutions that require lower levels of services to implement and provide a quicker return on investment.

     Software license revenues from existing customers, as a percentage of total software license revenues, has increased over the past two years, and represented 84% of total software revenues during the six months ended June 30, 2003 compared to 59% in the six months ended June 30, 2002. We believe this metric is a direct result of our large customer base, that was principally amassed through our acquisition activities in 2000 and 2001, and the focus we have placed on selling more JDA Portfolio products to existing customers through our Customer Value Program. In the current economic environment, we believe existing customers may find it easier to commit to purchase additional products from an established vendor that offers a broad range of solutions. Over the past three years, the addition of Strategic Merchandise Management Solutions such as Portfolio Space Management by Intactix and Portfolio Replenishment by E3 to the JDA Portfolio have provided significant back-selling opportunities in our customer base. The majority of the customers that we have acquired only own one JDA product.

     Our sales pipeline remains large, and we believe there are a significant number of sales opportunities that will support sustained activity at the level we saw in second quarter 2003. We currently anticipate that our software license revenue results for third quarter 2003 will improve compared to third quarter 2002.

     We believe that economic conditions have begun to show some recovery in the Americas region, however adverse economic conditions continue to impact the Europe and Asia/Pacific regions. The retail industry will be adversely impacted if negative economic conditions, fear of additional wars, continued violence in Iraq, or terrorists’ attacks persist for an extended period of time. Weak and uncertain economic conditions have in the past, and may in the future, negatively impact our revenues, elongate our selling cycles, and delay, suspend or reduce the demand for our products. As a result, it is difficult in the current economic environment to predict exactly when specific software licenses will close within a six to nine month time frame. In addition, we believe that pricing pressure has increased in response to the economic downturn, which has and could cause us to offer more significant discounts, or in some cases to lose potential business to competitors willing to offer what we believe to be overly aggressive discounts. Further, weak and uncertain economic conditions could cause a deterioration of our customers’ creditworthiness in the future and impair our customers’ ability to pay for our products or services or cause an increase in bankruptcy filings in our customer base. Any of these factors could adversely impact our business, quarterly or annual operating results and financial condition.

     The Reorganization of the Company and the Implementation of the Customer Value Program have Impacted our Operating Results. In fourth quarter 2002, we recorded a restructuring charge of $5.0 million for the workforce reduction and office closure costs to reorganize the Company in connection with the implementation of the Customer Value Program (“CVP”), a worldwide initiative designed to (i) refocus the organization on delivering value to our existing customer base, (ii) strengthen our competitive position, (iii) improve the quality, satisfaction and efficiency of our customers’ experience with JDA, and (iv) increase revenue and improve our operating results. Implementation of the CVP included adjustments to our workforce and a reallocation of our resources in response to a fundamental shift in the way we develop product and bring it to market, as well as to changes in the demand for the various types of products we sell, the length of implementation efforts required and associated skill requirements. The workforce reduction enabled us to better align our cost structure during the current economic downturn, which has adversely impacted our revenues, elongated our selling cycles, and delayed, suspended or reduced the demand for certain of our products.

     As anticipated, our decision to reorganize the Company and implement the CVP caused initial disruptions in our sales, services and training functions that negatively impacted our revenues and operating results in first quarter 2003. Although we believe the most significant negative impact of the CVP implementation is behind us, the costs and risks associated with the widespread changes contemplated in the CVP may continue to adversely affect our operating results throughout the remainder of 2003.

     In addition to the restructuring charge, we have incurred $1.7 million in relocation costs through June 30, 2003, including $578,000 and $1.3 million during the three and six months ended June 30, 2003, respectively, to consolidate our development and client support activities. We expect to incur an additional $500,000 to $600,000 in relocation costs during the next three months to complete the consolidation of development and client support activities. The relocation costs have been reported in income from continuing operations as incurred. Accordingly, there was no accrued liability associated with these charges at June 30, 2003 or December 31, 2002.

     Our Service Revenues Continue to Decline. Service revenues, which include consulting services, training revenues and reimbursed expenses, decreased 28% in the six months ended June 30, 2003 compared to the six months ended June 30, 2002, primarily due to a decrease in demand for the implementation of Portfolio Merchandise Management Systems and Portfolio Store Systems. As a result of the economic downturn, we believe retailers have changed their buying behavior and that this has resulted in a fundamental shift in the mix of demand for the various types of products we sell from high dollar projects to lower cost point solutions. We also believe the average implementation times for our software products have declined due to increased training and expertise in our consulting organization, and as a direct result of the investments we have made over the past few years to increase the functionality, stability, scalability, integration and ease of implementation of the products in the JDA Portfolio. Furthermore, since 2001 the majority of our product demand has been associated with our Strategic Merchandise Management Solutions that require lower levels of services to implement, and it is therefore harder to manage the proper staffing levels. As a result of these changes in our business and product revenue mix, we expect service revenues to continue to decline until economic conditions improve and the demand for Portfolio Merchandise Management Systems and Portfolio Store Systems and the related implementation services returns.

     Service revenue margins were 15% in the six months ended June 30, 2003, compared to 29% in the six months ended June 30, 2002. The decrease in service revenue margins is attributable to lower utilization of our consulting personnel and higher incentive compensation and benefit costs. Despite significant headcount reductions in 2002 to counteract the decline in demand for services, our utilization rate decreased to 45% in the six months ended June 30, 2003 compared to 52% in the six months ended June 30, 2002. The lower utilization rate results primarily from the continuing weak economic conditions that have decreased the overall demand for Portfolio

Merchandise Management Systems and Portfolio Store Systems and the related implementation services, the disruption caused by the roll-out of the CVP in first quarter 2003 which required significant training time for the affected service employees, and the improved integration and reduced implementation timeframes for products in the JDA Portfolio. The effect of lower service revenues on our margins was offset in part by a $1.2 million decrease in employee costs during the six months ended June 30, 2003 related to consulting services employees who were used to supplement new product development and quality assurance activities, and to assist with business development and client support activities under the CVP. The cross-utilization of consulting services employees is expected to continue during the remainder of 2003, although at varying rates, which will cause our consulting margins to fluctuate. We expect service margins will be lower for the remainder of 2003. In addition, we are continuously reviewing our long-term staffing requirements in each region and will adjust our service headcounts downward where appropriate.

     We Continue to Invest in New Product Development and Have Expanded Our Markets. We invested $26.8 million in the six months ended June 30, 2003, and approximately $292 million from 1998 to 2002 in new product development and the acquisition of complimentary products while remaining profitable and cash flow positive from operations. We released enhanced versions of our core software products during the past two years and introduced new value-added web-based applications such as Store Portal, Affinity and Marketing Expense Management. In addition, the acquisitions of Intactix, Zapotec, NeoVista Decision Series, E3, and Vista expanded our product offerings, and provided us with collaborative applications that address new vertical market opportunities with the manufacturers and wholesalers who supply our traditional retail customers. The Collaborative Solutions business segment, which includes sales of software license and services to customers outside the retail market, provided 25% of our total revenues in the six months ended June 30, 2003 compared to 19% in the six months ended June 30, 2002. Our collaborative specific solutions enable retailers and their suppliers to optimize the sharing of plans, information and supply chain decisions between trading partners in such areas of inventory replenishment, marketing/promotions, sales planning/execution and category management. As of June 30, 2003, there are nearly 160 trading partners worldwide that are live and operational on our Marketplace Replenishment application that enables manufacturers, distributors and retailers to work from a single, shared demand forecast. We believe our strategy of expanding our product portfolio and increasing the scalability of our products has been the key element in attracting larger retail customers, and we believe that it has resulted in a steady pattern of new customers licensing multiple products, as well as enhanced back-selling opportunities in our customer base.

     We are developing a series of enhancements to the JDA Portfolio products, based upon the Microsoft .Net technology platform (“.Net Platform”), that we believe will position us uniquely in the retail and collaborative solutions markets. Our goals are to ensure that our solutions offer: (i) increased ease of use, (ii) increased integration of business processes, (iii) reduced cost of ownership, (iv) faster implementation, and (v) faster return on investment. We believe our next generation technology will enhance our competitive position since we will be able to offer significant features and functionality using an advanced technology platform. Our goal is to eliminate lower value services associated with the implementation of our products, and as a result, we may experience a reduction in the revenue associated with certain of our consulting services offerings. We believe that this reduced revenue will be more than offset by increased software and maintenance revenues, and increased revenue from strategic consulting and education services. The first step in the execution of this strategy began in June 2002 with the delivery of JDA Portfolio 2003 – the first ever fully synchronized, integrated release of all of our products. Our goal is to begin delivering applications on the .Net Platform in mid-2004, starting with Portfolio Replenishment by E3, Portfolio Planning by Arthur, and certain of our Intellect applications.

     During second quarter 2003 we announced the commercial availability of our Java-based In-Store System. We do not believe the In-Store Systems business segment will grow until economic conditions improve and early adopters of the Java-based In-Store System product complete their implementations and become referenceable.

     During second quarter 2003 we announced a JDA Portfolio Investment Protection Program that provides existing customers with an upgrade path to the new .Net Platform for like-to-like functionality, without any additional license fees, provided they are under a current maintenance agreement on their existing JDA products. Customers will be charged additional license fees for new features and functionality and will pay any required third party charges associated with the new platform. Customers will relinquish all rights to use the previously licensed JDA products following a reasonable transition period.

     We Have Completed the Acquisitions of Vista Software Solutions, Inc. and Engage, Inc. On April 30, 2003 we acquired substantially all the intellectual property of Vista Software Solutions, Inc. (“Vista”), and Vista’s active customer agreements for a total cost of $4.6 million, which includes the purchase price of $3.8 million plus $780,000 in direct costs of the acquisition. Vista is a provider of collaborative business-to-business software solutions that enable retailers and consumer goods manufacturers to more efficiently synchronize and integrate data, including product descriptions, product images, pricing and promotion information throughout their supply and demand chains. Vista’s solutions also enable consumer goods manufacturers to manage trade promotions, minimize trade deductions costs and more accurately forecast product demand. With this acquisition, we have expanded the JDA Portfolio with complementary software products that leverage the Microsoft .Net platform and address the critical need for server-to-server data synchronization in Internet-based collaborative commerce. The acquisition was accounted for as a purchase, and accordingly, the operating results of Vista have been included in our consolidated financial statements from the date of acquisition. In connection with the Vista acquisition, we added 13 new employees, primarily in product development, and recorded $2.3 million of goodwill, $1.1 million in software technology, and $1.2 million for customer lists and other intangibles. Vista contributed $325,000 in total revenues during second quarter 2003, including $100,000 in software license revenues and $197,000 in maintenance services revenue. Pro forma operating results have not been presented as the acquisition is not material to our consolidated financial statements.

     On August 4, 2003 we acquired substantially all the remaining assets of Engage, Inc. (“Engage”) for $3.0 million in cash. We expect to spend an additional $1.0 million for assumed liabilities and direct costs related to the acquisition. Engage is a provider of enterprise advertising, marketing and promotion software solutions that improve a retailer’s promotion planning process and their delivery of marketing and advertising content. We intend to merge Engage’s advanced digital asset, content management and ad layout capabilities with our existing Portfolio Revenue Management and Portfolio Knowledge Base applications to further expand our JDA Portfolio with functionality that streamlines the communication and collaboration among a retailer’s merchandising, promotions, production and store operation teams. The acquisition will be accounted for as a purchase, and accordingly, the operating results of Engage will be included in our consolidated financial statements from the date of acquisition. Pro forma operating results will not be presented as the acquisition is not material to our consolidated financial statements.

     Our Financial Position is Strong and We Have Positive Operating Cash Flow. We continue to maintain a strong financial position during the current difficult economic cycle with $114.3 million in cash, cash equivalents and marketable securities, and no debt. In addition, during the six months ended June 30, 2003 we generated $18 million in positive cash flow from operations.

     Promotion of Hamish N. Brewer to Chief Executive Officer. Hamish N. Brewer was promoted to Chief Executive Officer on August 4, 2003 having served as our President since April 2001 and as a senior officer of the Company since 1996. He succeeds James D. Armstrong who will continue as Chairman of the Board. As Chairman, Mr. Armstrong will retain his active leadership role, focusing on strategic planning, merger and acquisition opportunities, major product decisions and key customer relationships.

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

     In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” which clarifies the requirement of SFAS No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for and disclosures of certain guarantee issues. Our standard software license agreements contain an infringement indemnity clause under which we agree to indemnify and hold harmless our customers and business partners against liability and damages arising from claims of copyright or other intellectual property infringement by our products. These terms constitute a form of guarantee that is subject to the disclosure requirements, but not the initial recognition or measurement provisions of FIN 45. We have never lost an infringement claim and our costs to defend such lawsuits have been insignificant. Although it is possible that in the future third parties may claim that our current or potential future software solutions or we infringe on their intellectual property, we do not expect a significant impact on our business, operating results, or financial condition.

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

     The following table presents pro forma disclosures required by SFAS No. 148 of net income and basic and diluted earnings per share as if stock-based employee compensation had been recognized during the three and six month periods ended June 30, 2003 and 2002. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net income (loss) as reported	$1,291	$2,677	$(947)	$7,222
Less: stock-based compensation expense, net of related tax effects	(1,884)	(2,350)	(3,791)	(5,034)

Pro forma net income (loss)	$(593)	$327	$(4,738)	$2,188
Basic earnings (loss) per share — as reported	$.05	$.10	$(.03)	$.26
Diluted earnings (loss) per share — as reported	$.05	$.09	$(.03)	$.25
Basic earnings (loss) per share — pro forma	$(.02)	$.01	$(.17)	$.08
Diluted earnings (loss) per share — pro forma	$(.02)	$.01	$(.17)	$.07

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” Variable interest entities are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a stand-alone basis. We do not participate in variable interest entities.

     In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). The provisions of SFAS No. 149 amend and clarify the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. We currently have no derivative instruments and have not engaged in any material foreign currency hedging transactions.

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 requires certain financial instruments that embody obligations of the issuer, and which have characteristics of both liabilities and equity, to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. We do not have any financial instruments, as defined in SFAS No. 150, that have characteristics of both liabilities and equity.

Three months ended June 30, 2003 Compared to Three months ended June 30, 2002

     Revenues consist of product revenues and services revenue, which represented 62% and 38%, respectively, of total revenues in the three months ended June 30, 2003 compared to 56% and 44%, respectively in the three months ended June 30, 2002. Total revenues for the three months ended June 30, 2003 were $53.0 million, a decrease of $4.6 million, or 8%, from the $57.6 million reported in the three months ended June 30, 2002.

Product Revenues

     Software Licenses. Software license revenues for the three months ended June 30, 2003 decreased 15% to $15.5 million from $18.3 million in the three months ended June 30, 2002. Software license sales continue to be impacted by weak economic conditions and the disappointing results of the retail industry. In addition, we believe software license sales were negatively impacted in the three months ended June 30, 2003 by the continued violence in Iraq, the economic uncertainty related to the threat of future terrorist attacks and wars, and the outbreak of SARS in the Asia/Pacific region.

     The retail industry has increased its due diligence on large capital outlays in the current economic environment and the decision-making process for investments in information technology has been highly susceptible to deferral. This has elongated our sales cycles and impacted our ability to predict the size and timing of individual contracts. For example, we signed four large software licenses ($1.0 million or greater) during second quarter 2003 as compared to none during first quarter 2003, three in fourth quarter 2002 and one in second quarter 2002. We continue to believe that delays in the decision-making process have been, and may continue to be, the most significant issue affecting our software license revenue results.

     Economic conditions have negatively impacted the demand for our Portfolio Merchandise Management Systems and Portfolio Store Systems over the past two years and we believe there is no evidence to support a turnaround in the poor performance of the transaction systems market in the near term. We believe the next driver for growth in the transaction systems market will be sustained economic improvement and the introduction and acceptance of our Java-based In-Store System that was commercially released in June 2003, and the .Net Platform version of our Portfolio Merchandise Management Systems which is under development. Since 2001, the majority of our software license revenues have been associated with our Strategic Merchandise Management Solutions that require lower levels of services to implement and provide a quicker return on investment.

     Software license revenues from existing customers, as a percentage of total software license revenues, has increased over the past two years, and represented 92% of total software revenues during the three months ended June 30, 2003 compared to 48% in the three months ended June 30, 2002. We believe this metric is a direct result of our large customer base, that was principally amassed through our acquisition activities in 2000 and 2001, and the focus we have placed on selling more JDA Portfolio products to existing customers through our Customer Value Program. In the current economic environment, we believe existing customers may find it easier to commit to purchase additional products from an established vendor that offers a broad range of solutions. Over the past three years, the addition of Strategic Merchandise Management Solutions such as Portfolio Space Management by Intactix and Portfolio Replenishment by E3 to the JDA Portfolio have provided significant back-selling opportunities in our customer base. The majority of the customers that we have acquired only own one JDA product.

     Our sales pipeline remains large, and we believe there are a significant number of sales opportunities that will support sustained activity at the level we saw in second quarter 2003. We currently anticipate that our software license revenue results for third quarter 2003 will improve compared to third quarter 2002.

     Software license revenues in the Retail Enterprise Systems business segment decreased 10% in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. In-Store Systems software license revenues decreased 71% in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. We do not expect the revenues in the In-Store Systems segment to improve until we begin to increase market share with our new Java-based In-Store System product that was commercially released in June 2003. Collaborative Solutions software license revenues decreased 3% in the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

     Software license revenues in the Americas increased 28% in the three months ended June 30, 2003 compared to the three months ended June 30, 2002 due to increases in software license revenues related to Retail Enterprise Systems and Collaborative Solutions applications of 44% and 13%, respectively, offset in part by a 5% decrease in software license revenues related to In-Store Systems. Software license revenues in Europe decreased 47% in the three months ended June 30, 2003 compared to the three months ended June 30, 2002 due to decreases in software license revenues related to Retail Enterprise Systems, In-Store Systems, and Collaborative Solutions

applications of 41%, 98%, and 38%, respectively. Software license revenues in Asia/Pacific decreased 77% in the three months ended June 30, 2003 compared to the three months ended June 30, 2002 due to decreases in software license revenues related to Retail Enterprise Systems, In-Store Systems, and Collaborative Solutions applications of 77%, 99%, and 17%, respectively.

     Maintenance Services. Maintenance services revenue for the three months ended June 30, 2003 increased 23% to $17.3 million from $14.0 million in the three months ended June 30, 2002 due primarily to increases in the customer base for Strategic Merchandise Management Solutions, offset in part by a decrease in maintenance services revenue from Portfolio Merchandise Management Systems due to cost saving actions by customers with heavily customized systems, bankruptcies and retail consolidations. We expect maintenance services revenue to increase sequentially in third quarter 2003 compared to second quarter 2003.

Service Revenues

     Service revenues, which include consulting services, training revenues, and reimbursed expenses, decreased 20% in the three months ended June 30, 2003 to $20.2 million from $25.3 million in the three months ended June 30, 2002, primarily due to a decrease in demand for the implementation of and training services for Portfolio Merchandise Management Systems and Portfolio Store Systems. As a result of the economic downturn, we believe retailers have changed their buying behavior and that this has resulted in a fundamental shift in the mix of demand for the various types of products we sell from high dollar projects to lower cost point solutions. We also believe the average implementation times for our software products have declined due to increased training and expertise in our consulting organization, and as a direct result of the investments we have made over the past few years to increase the functionality, stability, scalability, integration and ease of implementation of the products in the JDA Portfolio. Furthermore, since 2001 the majority our product has been associated with our Strategic Merchandise Management Solutions that require lower levels of services to implement, and it is therefore harder to manage the proper staffing levels. As a result of these changes in our business and product revenue mix, we expect service revenues to continue to decline until economic conditions improve and the demand for Portfolio Merchandise Management Systems and Portfolio Store Systems and the related implementation services returns. We expect a modest decrease in service revenues in third quarter 2003 compared to second quarter 2003 as certain milestones on fixed priced contracts will not recur and certain Portfolio Merchandise Management Systems implementations are nearing completion.

Business Segment Revenues

     Total revenues in our Retail Enterprise Systems business segment decreased 8% to $36.3 million in the three months ended June 30, 2003 from $39.2 million in the three months ended June 30, 2002, due to a decrease in demand for Portfolio Merchandise Management Systems, offset in part by an increase in demand for certain Strategic Merchandise Management Solutions including Portfolio Space Management by Intactix and Portfolio Replenishment by E3. Portfolio Merchandise Management Systems tend to be more heavily impacted during slow economic periods, as retailers are often reluctant to make substantial investments due to the slower expected return on investment. Further, there are fewer new retailers entering the market that are originating new demand versus replacement. In addition, these products typically have longer implementation time frames and our services group often performs the implementation services. As a result, the decline in software sales for these products is also having a negative impact on our consulting services revenue. The Retail Enterprise Systems business segment represented 68% of our total revenues in the three months ended June 30, 2003 which is comparable to the three months ended June 30, 2002.

     Total revenues in our In-Store Systems business segment decreased 53% to $3.5 million in the three months ended June 30, 2003 from $7.5 million in the three months ended June 30, 2002. The Portfolio Store Systems in the In-Store Systems business segment tend to be heavily impacted during slower economic periods, as the implementation of a new point-of-sale system usually requires a substantial hardware investment. We believe that market acceptance of our new Java-based In-Store System will return this segment to growth once the early adopters complete their implementations and become referenceable. The In-Store Systems business segment represented 7% of total revenues in the three months ended June 30, 2003 compared to 13% in the three months ended June 30, 2002.

     Total revenues in our Collaborative Solutions business segment increased 21% to $13.2 million in the three months ended June 30, 2003 from $10.9 million in the three months ended June 30, 2002, primarily due to an increase in Portfolio Space Management by Intactix revenues from non-retail customers. The Collaborative Solutions business segment is a focus area for growth as most of our customers in this segment currently own only one JDA product. The Collaborative Solutions business segment represented 25% of total revenues in the three months ended June 30, 2003 compared to 19% in the three months ended June 30, 2002.

Geographic Revenues

     Total revenues in the Americas (includes the United States, Canada and Latin America) decreased 4% to $33.6 million in the three months ended June 30, 2003 from $35.0 million in the three months ended June 30, 2002 due to a 31% decrease in service revenues, offset in part by a 28% increase in software license revenues and a 17% increase in maintenance services revenue. We expect the Americas region to have improving software license revenues in the near term compared to prior years. We also expect service revenues in this region to continue to decline due to low demand for Portfolio Merchandise Management Systems and Portfolio Store Systems that have higher implementation requirements.

     Total revenues in Europe decreased 7% to $16.1 million in the three months ended June 30, 2003 from $17.2 million in the three months ended June 30, 2002 due to a 47% decrease in software license revenues offset in part by a 40% increase in maintenance services revenue and a 16% increase in service revenues. The second quarter 2002 results included a significant multi-million dollar contract. We do not expect any significant improvement in software license or service revenues in the Europe region in the near term due to continued adverse economic conditions.

     Total revenues in Asia/Pacific decreased 20% to $4.8 million in the three months ended June 30, 2003 from $6.0 million in the three months ended June 30, 2002 due to a 77% decrease in software license revenues offset in part by a 16% increase in maintenance services revenue and an 8% increase in service revenues. The SARS outbreak had an adverse effect on revenues in Asia/Pacific in second quarter 2003 as it limited our ability to visit new prospects as well as our existing customers. We do not expect any significant improvement in the Asia/Pacific region revenues in the near term.

Cost of Product Revenues

     Cost of Software Licenses. Cost of software licenses was $182,000, or 1% of software license revenues in the three months ended June 30, 2003 compared to $713,000, or 4% of software license revenues in the three months ended June 30, 2002. The decrease in cost of software licenses results from the lower volume of software products sold in the three months ended June 30, 2003 that incorporate functionality from third party software providers and require the payment of royalties.

     Amortization of Acquired Software Technology. Amortization of acquired software technology was $1.1 million in the three months ended June 30, 2003, which is comparable to the three months ended June 30, 2002.

     Cost of Maintenance Services. Cost of maintenance services increased 27% to $4.4 million, or 25% of maintenance services revenue, in the three months ended June 30, 2003 from $3.4 million, or 25% of maintenance services revenue, in the three months ended June 30, 2002. The increase results primarily from additional headcount to support our growing customer base, and higher incentive compensation and benefit costs. At June 30, 2003, we had 147 employees in the customer support function.

Cost of Service Revenues

     Cost of service revenues decreased 6% to $15.9 million in the three months ended June 30, 2003 from $16.9 million in the three months ended June 30, 2002. This decrease results primarily from an 18% decrease in average consulting services headcount, and an $826,000 decrease in employee costs during the three months ended June 30, 2003 related to consulting services employees who were used to supplement new product development and quality assurance activities, and to assist with business development activities under the CVP. These decreases were offset in part by higher incentive compensation and benefit costs in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. At June 30, 2003, we had 444 employees in the consulting services and training functions compared to 521 at June 30, 2002.

Gross Profit

     Gross profit for the three months ended June 30, 2003 decreased 12% to $31.4 million, or 59% of total revenues, from $35.5 million, or 62% of total revenues in the three months ended June 30, 2002. The decrease in gross profit dollars and gross margin percentage results primarily from decreases in software license revenues and service revenues of 15% and 20%, respectively, offset in part by a 23% increase in maintenance services revenue. Software licenses and maintenance services revenue have substantially higher margins than service revenues.

     Service revenue margins were 21% in the three months ended June 30, 2003, compared to 33% in the three months ended June 30, 2002. The decrease in service revenue margins is attributable to lower utilization of our consulting services personnel and higher incentive compensation and benefit costs. Despite significant headcount reductions in 2002 to counteract the decline in demand for services, our utilization rate decreased to 50% in the three months ended June 30, 2003 compared to 52% in the three months ended June 30, 2002. The lower utilization rates result primarily from the continuing weak economic conditions that have decreased the overall demand for Portfolio Merchandise Management Systems and Portfolio Store Systems and the related implementation services, and the improved integration and reduced implementation timeframes for products in the JDA Portfolio. The effect of lower utilization rates was offset in part by an $826,000 decrease in employee costs during the three months ended June 30, 2003 related to consulting services employees who were used to supplement new product development and quality assurance activities, and to assist with business development activities under the CVP. The cross-utilization of consulting services employees is expected to continue during the remainder of 2003, although at varying rates, which will cause our consulting margins to fluctuate. We expect service margins will be lower for the remainder of 2003. In addition, we are continuously reviewing our long-term staffing requirements in each region and will adjust our service headcounts downward where appropriate.

Operating Expenses

     Operating expenses, excluding amortization of intangibles, relocation costs to consolidate development and client support activities, purchased in-process research and development, and restructuring, office closure costs and other charges, were $29.1 million, or 55% of total revenues, in the three months ended June 30, 2003, which is comparable to $29.0 million, or 50% of total revenues in the three months ended June 30, 2002.

     Product Development. Product development expenses for the three months ended June 30, 2003 increased 21% to $12.6 million from $10.4 million in the three months ended June 30, 2002. Product development expense, as a percentage of product revenues, was 38% in the three months ended June 30, 2003 compared to 32% in the three months ended June 30, 2002. The increase in product development during the three months ended June 30, 2003 includes increases in salaries, benefits, and incentive compensation costs for full-time employees involved in the ongoing development of a series of enhancements to the JDA Portfolio products based upon the .Net Platform and the development of further collaborative planning, forecasting and replenishment (“CPFR”) applications. In addition, product development expenses increased $319,000 during the three months ended June 30, 2003 for consulting services employees who were used to supplement the new product development and quality assurance activities of our internal .Net Platform developers, offset in part by lower travel, training and recruiting costs. We believe development of our software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized. At June 30, 2003, we had 371 employees in the product development function compared to 376 at June 30, 2002. We expect to invest approximately $12.0 million per quarter in product development for the remainder of 2003.

     Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 2003 decreased 9% to $10.2 million from $11.3 million in the three months ended June 30, 2002. Sales and marketing expense, as a percentage of total revenues, was 19% in the three months ended June 30, 2003 compared to 20% in the three months ended June 30, 2002. The decrease in sales and marketing expenses results primarily from an 18% decrease in average sales and marketing headcount, together with lower commissions, marketing and travel costs, offset in part by a $507,000 increase in costs during the three months ended June 30, 2003 for consulting services employees who assisted with business development activities under the CVP. At June 30, 2003, we had 148 employees in the sales and marketing function including 67 direct sales representatives, 60 individuals in pre-sales positions, and 21 associates involved in the marketing function. At June 30, 2002, we had 179 employees in the sales and marketing function. Sales and marketing costs will continue to vary with our overall software and revenue performance for the remainder of 2003.

     General and Administrative. General and administrative expenses for the three months ended June 30, 2003 decreased 14% to $6.3 million from $7.3 million in the three months ended June 30, 2002. General and administrative expense, as a percentage of total revenues, was 12% in the three months ended June 30, 2003 compared to 13% in the three months ended June 30, 2002. The decrease in general and administrative expenses results primarily from a 12% decrease in administrative headcount and $1.4 million lower bad debt expense, offset in part by higher insurance and incentive compensation costs. No bad debt provision was taken in the three months ended June 30, 2003 as our gross accounts receivable have decreased 32% since December 31, 2002 due to lower revenues, our product mix, and the collection of nearly $4.0 million in delinquent receivables. Our days sales outstanding (“DSO”) has improved to 56 days at June 30, 2003 compared to 79 DSO at December 31, 2002 and 100 DSO at June 30, 2002. General and administrative expenses for the three months ended June 30, 2002 included a $305,000 charge for a legal dispute with a customer.

     Amortization of Intangibles. Amortization of intangibles was $732,000 in the three months ended June 30, 2003 compared to $712,000 in the three months ended June 30, 2002. The increase results from amortization of intangibles recorded in the acquisition of Vista on April 30, 2003.

     Relocation Costs to Consolidate Development and Client Support Activities. Approximately 150 people were offered the opportunity to relocate as part of the CVP initiative to consolidate our development and client support activities. As of June 30, 2003, a total of 36 employees have relocated and we currently anticipate that an additional 15 employees will relocate in the next three months. We have negotiated temporary retention arrangements ranging from nine months to two years with 41 employees who have chosen not to relocate in order to facilitate a smooth transition. In addition, approximately 40 employees have been hired or transferred from other departments within the Company to fill certain of the development and client support positions. We have incurred $1.7 million in relocation costs through June 30, 2003 in connection with this initiative, including $578,000 in the three months ended June 30, 2003. We expect to incur an additional $500,000 to $600,000 in relocation costs during the next three months to complete the consolidation of development and client support activities. The relocation costs have been reported in income from continuing operations as incurred.

     Purchased In-process Research and Development. We expensed $800,000 of purchased in-process research and development in the three months ended June 30, 2002 in connection with the acquisition of J•Commerce in April 2002.

     Restructuring, Office Closure Costs and Other Charges. We recorded a $1.3 million restructuring charge in the three months ended June 30, 2002. The restructuring initiatives involved a workforce reduction of 53 full-time employees, primarily in the consulting services function in the United States, Europe, Canada and Latin America. All workforce reductions associated with this charge were made on or before June 30, 2002.

Operating Income

     Operating income decreased 74% to $968,000 in the three months ended June 30, 2003 from $3.7 million in the three months ended June 30, 2002. The decrease in operating income results primarily from decreases in software licenses and service revenues of 15% and 20%, respectively in the three months ended June 30, 2003 compared to the three months ended June 30, 2002, offset in part by a 23% increase in maintenance services revenues and a $1.3 million decrease in operating expenses.

     Operating income in our Retail Enterprise Systems business segment decreased 50% to $4.6 million in the three months ended June 30, 2003 from $9.2 million in the three months ended June 30, 2002. The decrease results primarily from lower total software and services revenues in this business segment in the three months ended June 30, 2003 compared to the three months ended June 30, 2002, together with an increase in product development costs, offset in part by higher maintenance services revenue.

     We incurred an operating loss of $49,000 in our In-Store Systems business segment in the three months ended June 30, 2003 compared to operating income of $2.4 million in the three months ended June 30, 2002. The decrease results from lower product and services revenues in this business segment in the three months ended June 30, 2003 compared to the three months ended June 30, 2002, offset in part by headcount reductions in consulting services and a reduced investment in product development.

     Operating income in our Collaborative Solutions business segment increased 81% to $4.0 million in the three months ended June 30, 2003 from $2.2 million in the three months ended June 30, 2002. The increase results primarily from an increase in maintenance services revenues due to a larger customer base, and a decrease in sales and marketing costs, offset in part by an increase in product development headcount to support our new CPFR initiatives and future growth of this business segment.

Gain on Sale of Office Facility

     We recorded a $639,000 gain in the three months ended June 30, 2003 on the sale of an excess office facility in the United Kingdom.

Provision for Income Taxes

     We recorded a provision for income taxes of $695,000, or 35% of the reported income before income taxes in the three months ended June 30, 2003 compared to a provision for income taxes of $1.5 million, or 35.5% of income before income taxes in the three months ended June 30, 2002. The provision for income taxes in the three months ended June 30, 2003 includes income tax expense in our foreign subsidiaries of $1.3 million, offset in part by an income tax benefit in the United States of $625,000. The effective income tax rate for 2003 of 35% takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. No research and development tax credit has been claimed due to the loss incurred in the six months ended June 30, 2003.

     We have reached a settlement with the Internal Revenue Service on their examination of our 1998 and 1999 federal income tax returns. Under this settlement, the Internal Revenue Service has agreed to allow the Company to take a research and development expense tax credit for most of the qualifying expenses originally reported in the 1998 and 1999 federal income tax returns. However, the Internal Revenue Service has advised that they cannot issue a refund check until they complete a subsequent audit of our 2000 and 2001 federal income tax returns. This audit is expected to take six to nine months and no material adjustments are anticipated.

Six months ended June 30, 2003 Compared to Six months ended June 30, 2002

     Revenues consist of product revenues and services revenue, which represented 60% and 40%, respectively, of total revenues in the six months ended June 30, 2003 compared to 56% and 44%, respectively in the six months ended June 30, 2002. Total revenues for the six months ended June 30, 2003 were $94.2 million, a decrease of $22.5 million, or 19%, from the $116.7 million reported in the six months ended June 30, 2002.

Product Revenues

     Software Licenses. Software license revenues for the six months ended June 30, 2003 decreased 39% to $23.2 million from $37.8 million in the six months ended June 30, 2002. Software license sales continue to be impacted by weak economic conditions and the disappointing results of the retail industry. In addition, we believe software license sales were negatively impacted in the six months ended June 30, 2003 by the disruption from the early phases of implementation of the CVP in first quarter 2003, the US war and continued violence in Iraq, the economic uncertainty related to the threat of future terrorist attacks and wars, and the outbreak of SARS in the Asia/Pacific region.

     The retail industry has increased its due diligence on large capital outlays in the current economic environment and the decision-making process for investments in information technology has been highly susceptible to deferral. This has elongated our sales cycles and impacted our ability to predict the size and timing of individual contracts. For example, we signed four large software licenses ($1.0 million or greater) during second quarter 2003 as compared to none during first quarter 2003, six in fourth quarter 2002 and one in second quarter 2002.

     Economic conditions have negatively impacted the demand for our Portfolio Merchandise Management Systems and Portfolio Store Systems over the past two years and we believe there is no evidence to support a turnaround in the poor performance of the transaction systems market in the near term. We believe the next driver for growth in the transaction systems market will be sustained economic improvement and the introduction and acceptance of our Java-based In-Store System that was commercially released in June 2003, and the .Net Platform version of our Portfolio Merchandise Management Systems which is under development. Since 2001 the majority of our software license revenues have been associated with our Strategic Merchandise Management Solutions that require lower levels of services to implement and provide a quicker return on investment.

     Software license revenues in the Retail Enterprise Systems business segment decreased 41% in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. In-Store Systems software license revenues decreased 76% in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. We do not expect the revenues in the In-Store Systems segment to improve until we begin to increase market share with our new Java-based In-Store System product that was commercially released in June 2003. Collaborative Solutions software license revenues decreased 19% in the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

     Software license revenues in the Americas decreased 30% in the six months ended June 30, 2003 compared to the six months ended June 30, 2002 due to decreases in software license revenues related to Retail Enterprise Systems, In-Store Systems and Collaborative Solutions applications of 36%, 54%, and 13%, respectively. Software license revenues in Europe decreased 55% in the six months ended June 30, 2003 compared to the six months ended June 30, 2002 due to decreases in software license revenues related to Retail Enterprise Systems, In-Store Systems, and Collaborative Solutions applications of 59%, 94%, and 29%, respectively. Software license revenues in Asia/Pacific decreased 32% in the six months ended June 30, 2003 compared to the six months ended June 30, 2002 due to decreases in software license revenues related to Retail Enterprise Systems, In-Store Systems, and Collaborative Solutions applications of 6%, 99%, and 39%, respectively.

     Maintenance Services. Maintenance services revenue for the six months ended June 30, 2003 increased 25% to $33.7 million from $27.0 million in the six months ended June 30, 2002 due primarily to increases in the customer base for Strategic Merchandise Management Solutions, offset in part by a decrease in maintenance services revenue from Portfolio Merchandise Management Systems due to cost saving actions by customers with heavily customized systems, bankruptcies and retail consolidations.

Service Revenues

     Service revenues, which include consulting services, training revenues, and reimbursed expenses, decreased 28% in the six months ended June 30, 2003 to $37.3 million from $51.9 million in the six months ended June 30, 2002, primarily due to a decrease in demand for the implementation of and training services for Portfolio Merchandise Management Systems and Portfolio Store Systems. As a result of the economic downturn, we believe retailers have changed their buying behavior and that this has resulted in a fundamental shift in the mix of demand for the various types of products we sell from high dollar projects to lower cost point solutions. We also believe the average implementation times for our software products have declined due to increased training and expertise in our consulting organization, and as a direct result of the investments we have made over the past few years to increase the functionality, stability, scalability, integration and ease of implementation of the products in the JDA Portfolio. Furthermore, since 2001 the majority of our product demand has been associated with our Strategic Merchandise Management Solutions that require lower levels of services to implement, and it is therefore harder to manage the proper staffing levels. As a result of these changes in our business and product revenue mix, we expect service revenues to continue to decline until economic conditions improve and the demand for Portfolio Merchandise Management Systems and Portfolio Store Systems and the related implementation services returns.

Business Segment Revenues

     Total revenues in our Retail Enterprise Systems business segment decreased 21% to $64.0 million in the six months ended June 30, 2003 from $80.8 million in the six months ended June 30, 2002, due to a decrease in demand across all product lines except Portfolio Space Management by Intactix. The largest decrease was in Portfolio Merchandise Management Systems that tend to be more heavily impacted during slow economic periods, as retailers are often reluctant to make substantial investments due to the slower expected return on investment. Further, there are fewer new retailers entering the market that are originating new demand versus replacement. In addition, these products typically have longer implementation time frames and our services group often performs the implementation services. As a result, the decline in software sales for these products is also having a negative impact on our consulting services revenue. The Retail Enterprise Systems business segment represented 68% of our total revenues in the six months ended June 30, 2003 compared to 69% in the six months ended June 30, 2002.

     Total revenues in our In-Store Systems business segment decreased 55% to $6.5 million in the six months ended June 30, 2003 from $14.2 million in the six months ended June 30, 2002. The Portfolio Store Systems in the In-Store Systems business segment tend to be heavily impacted during slower economic periods, as the implementation of a new point-of-sale system usually requires a substantial hardware investment. We believe that market acceptance of our new Java-based In-Store System will return this segment to growth once the early adopters complete their implementations and become referenceable. The In-Store Systems business segment represented 7% of total revenues in the six months ended June 30, 2003 compared to 12% in the six months ended June 30, 2002.

     Total revenues in our Collaborative Solutions business segment increased 10% to $23.7 million in the six months ended June 30, 2003 from $21.7 million in the six months ended June 30, 2002, primarily due to an increase in Portfolio Space Management by Intactix revenues from non-retail customers. The Collaborative Solutions business segment is a focus area for growth as most of our customers in this segment currently own only one JDA product. The Collaborative Solutions business segment represented 25% of total revenues in the six months ended June 30, 2003 compared to 19% in the six months ended June 30, 2002.

Geographic Revenues

     Total revenues in the Americas (includes the United States, Canada and Latin America) decreased 23% to $58.9 million in the six months ended June 30, 2003 from $76.3 million in the six months ended June 30, 2002 due to a 30% decrease in software license revenues and a 38% decrease in service revenues, offset in part by an 18% increase in maintenance services revenue. We expect the Americas region to have improving software license revenues in the near term compared to prior years. We also expect service revenues in this region to continue to decline due to low demand for Portfolio Merchandise Management Systems and Portfolio Store Systems that have higher implementation requirements.

     Total revenues in Europe decreased 9% to $28.3 million in the six months ended June 30, 2003 from $31.0 million in the six months ended June 30, 2002 due to a 55% decrease in software license revenues offset in part by a 42% increase in maintenance services revenue and an 8% increase in service revenues. We do not expect any significant improvement in software license or service revenues in the Europe region in the near term due to continued adverse economic conditions.

     Total revenues in Asia/Pacific decreased 6% to $10.0 million in the six months ended June 30, 2003 from $10.6 million in the six months ended June 30, 2002 due to a 32% decrease in software license revenues offset in part by a 22% increase in maintenance services revenue. Service revenues for the six months ended June 30, 2003 were flat with the six months ended June 30, 2002. The SARS outbreak had an adverse effect on revenues in Asia/Pacific in the six months ended June 30, 2003. We do not expect any significant improvement in the Asia/Pacific region revenues in the near term.

Cost of Product Revenues

     Cost of Software Licenses. Cost of software licenses was $423,000, or 2% of software license revenues in the six months ended June 30, 2003 compared to $1.1 million, or 3% of software license revenues in the six months ended June 30, 2002. The decrease in cost of software licenses results from the lower volume of software products sold in the six months ended June 30, 2003 that incorporate functionality from third party software providers and require the payment of royalties.

     Amortization of Acquired Software Technology. Amortization of acquired software technology was $2.2 million in the six months ended June 30, 2003 compared to $2.1 million in the six months ended June 30, 2002. The increase results from the amortization of software technology acquired in the acquisition of J•Commerce in April 2002 and Vista on April 20, 2003.

     Cost of Maintenance Services. Cost of maintenance services increased 21% to $8.3 million, or 25% of maintenance services revenue, in the six months ended June 30, 2003 from $6.8 million, or 25% of maintenance services revenue, in the six months ended June 30, 2002. The increase results primarily from additional headcount to support our growing customer base, and higher incentive compensation and benefit costs. In addition, cost of maintenance services increased $178,000 in the six months ended June 30, 2003 for consulting services employees who were used to assist in client support activities.

Cost of Service Revenues

     Cost of service revenues decreased 14% to $31.5 million in the six months ended June 30, 2003 from $36.7 million in the six months ended June 30, 2002. This decrease results primarily from a 21% decrease in average consulting services headcount, and a $1.1 million decrease in employee costs during the six months ended June 30, 2003 related to consulting services employees who were used to supplement new product development and quality assurance activities, and to assist with business development and client support activities under the CVP. These decreases were offset in part by higher incentive compensation and benefit costs in the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Gross Profit

     Gross profit for the six months ended June 30, 2003 decreased 26% to $51.8 million, or 55% of total revenues, from $69.9 million, or 60% of total revenues in the six months ended June 30, 2002. The decrease in gross profit dollars and gross margin percentage results primarily from decreases in software license revenues and service revenues of 39% and 28%, respectively, offset in part by a 25% increase in maintenance services revenue. Software licenses and maintenance services revenue have substantially higher margins than service revenues.

     Service revenue margins were 15% in the six months ended June 30, 2003, compared to 29% in the six months ended June 30, 2002. The decrease in service revenue margins is attributable to lower utilization of our consulting services personnel and higher incentive compensation and benefit costs. Despite significant headcount reductions in 2002 to counteract the decline in demand for services, our utilization rate decreased to 45% in the six months ended June 30, 2003 compared to 52% in the six months ended June 30, 2002. The lower utilization rate results primarily from the continuing weak economic conditions that have decreased the overall demand for Portfolio Merchandise Management Systems and Portfolio Store Systems and the related implementation services, the disruption caused by the roll-out of the CVP in first quarter 2003 which required significant training time for the affected service employees, and the improved integration and reduced implementation timeframes for products in the JDA Portfolio. The effect of lower utilization rates was offset in part by a $1.2 million decrease in employee costs during the six months ended June 30, 2003 related to consulting services employees who were used to supplement new product development and quality assurance activities, and to assist with business development and client support activities under the CVP. The cross-utilization of consulting services employees is expected to continue during the remainder of 2003, although at varying rates, which will cause our consulting margins to fluctuate. We expect service margins will be lower for the remainder of 2003. In addition, we are continuously reviewing our long-term staffing requirements in each region and will adjust our service headcounts downward where appropriate.

Operating Expenses

     Operating expenses, excluding amortization of intangibles, relocation costs to consolidate development and client support activities, purchased in-process research and development, and restructuring, office closure costs and other charges, decreased 7% to $52.1 million, or 55% of total revenues, in the six months ended June 30, 2003, compared to $56.2 million, or 48% of total revenues in the six months ended June 30, 2002. Overall, our cost structure was lower in the six months ended June 30, 2003 compared to the six months ended June 30, 2002 due to the decreases in sales and marketing and administrative headcount that resulted from the reorganization of the Company in fourth quarter 2002 in connection with the implementation of the CVP, lower incentive compensation costs, $2.1 million lower bad debt expense, and a reduction in customer dispute charges. These savings were offset in part by higher insurance costs and our investment in training to effect the transition to the CVP and the .Net Platform.

     Product Development. Product development expenses for the six months ended June 30, 2003 increased 10% to $22.8 million from $20.8 million in the six months ended June 30, 2002. Product development expense, as a percentage of product revenues, was 40% in the six months ended June 30, 2003 compared to 32% in the six months ended June 30, 2002. The increase in product development during the six months ended June 30, 2003 includes increases in average headcount, salaries, benefits, and incentive compensation costs for full-time employees involved in the ongoing development of a series of enhancements to the JDA Portfolio products based upon the .Net Platform and the development of further collaborative planning, forecasting and replenishment (“CPFR”) applications. In addition, product development expenses increased $519,000 during the six months ended June 30, 2003 for consulting services employees who were used to supplement the new product development and quality assurance activities of our internal .Net Platform developers, offset in part by lower travel, training and recruiting costs.

     Sales and Marketing. Sales and marketing expenses for the six months ended June 30, 2003 decreased 14% to $17.8 million from $20.7 million in the six months ended June 30, 2002. Sales and marketing expense, as a percentage of total revenues, was 19% in the six months ended June 30, 2003 compared to 18% in the six months ended June 30, 2002. The decrease in sales and marketing expenses results primarily from a decrease in average sales and marketing headcount and lower commissions due to the decrease in software license revenues, offset in part by a $507,000 increase in costs during the six months ended June 30, 2003 for consulting services employees who assisted with business development activities under the CVP.

     General and Administrative. General and administrative expenses for the six months ended June 30, 2003 decreased 21% to $11.6 million from $14.7 million in the six months ended June 30, 2002. General and administrative expense, as a percentage of total revenues, was 12% in the six months ended June 30, 2003 compared to 13% in the six months ended June 30, 2002. The decrease in general and administrative expenses results primarily from a decrease in average administrative headcount, $2.1 million lower bad debt expense, and a reduction in customer legal dispute charges, offset in part by higher insurance costs and our investment in internal IT projects.

     Amortization of Intangibles. Amortization of intangibles was $1.4 million in the six months ended June 30, 2003 which is comparable to the six months ended June 30, 2002. We recorded $20,000 of additional amortization during the six months ended June 30, 2003 on intangibles recorded in the acquisition of Vista on April 30, 2003.

     Relocation Costs to Consolidate Development and Client Support Activities. Approximately 150 people were offered the opportunity to relocate as part of the CVP initiative to consolidate our development and client support activities. As of June 30, 2003, a total of 36 employees have relocated and we currently anticipate that an additional 15 employees will relocate in the next three months. We have negotiated temporary retention arrangements ranging from nine months to two years with 41 employees who have chosen not to relocate in order to facilitate a smooth transition. In addition, approximately 40 employees have been hired or transferred from other departments within the Company to fill certain of the development and client support positions. We have incurred $1.7 million in relocation costs through June 30, 2003 in connection with this initiative, including $1.3 million in the six months ended June 30, 2003. We expect to incur an additional $500,000 to $600,000 in relocation costs during the next three months to complete the consolidation of development and client support activities. The relocation costs have been reported in income from continuing operations as incurred.

     Purchased In-process Research and Development. We expensed $800,000 of purchased in-process research and development in the six months ended June 30, 2002 in connection with the acquisition of J•Commerce in April 2002.

     Restructuring, Office Closure Costs and Other Charges. We recorded a $1.3 million restructuring charge in the six months ended June 30, 2002. The restructuring initiatives involved a workforce reduction of 53 full-time employees, primarily in the consulting services function in the United States, Europe, Canada and Latin America. All workforce reductions associated with this charge were made on or before June 30, 2002.

Operating Income

     We incurred an operating loss of $3.0 million in the six months ended June 30, 2003 compared to operating income of $10.2 million in the six months ended June 30, 2002. The decrease in operating income results primarily from decreases in software licenses and service revenues of 39% and 28%, respectively in the six months ended June 30, 2002 compared to the six months ended June 30, 2002, offset in part by a 25% increase in maintenance services revenues, a $5.2 million decrease in cost of service revenues, and a $4.9 million decrease in operating expenses.

     Operating income in our Retail Enterprise Systems business segment decreased 67% to $6.3 million in the six months ended June 30, 2003 from $18.9 million in the six months ended June 30, 2002. The decrease results primarily from lower total software and services revenues in this business segment in the six months ended June 30, 2003 compared to the six months ended June 30, 2002, together with an increase in product development costs, offset in part by higher maintenance services revenue and a decrease in sales and marketing costs.

     We incurred an operating loss of $456,000 in our In-Store Systems business segment in the six months ended June 30, 2003 compared to operating income of $4.2 million in the six months ended June 30, 2002. The decrease results from lower product and services revenues in this business segment in the six months ended June 30, 2003 compared to the six months ended June 30, 2002, offset in part by headcount reductions in consulting services and a reduced investment in product development.

     Operating income in our Collaborative Solutions business segment increased 1% to $5.4 million in the six months ended June 30, 2003 from $5.3 million in the six months ended June 30, 2002. The increase results primarily from an increase in maintenance services revenues due to an increased customer base, and a decrease in sales and marketing costs, offset in part by modestly lower software revenues and lower services revenues, and an increase in product development headcount to support our new CPFR initiatives and future growth of this business segment.

Gain on Sale of Office Facility

     We recorded a $639,000 gain in the six months ended June 30, 2003 on the sale of an excess office facility in the United Kingdom.

Provision for Income Taxes

     We recorded an income tax benefit of $510,000, or 35% of the reported loss before income taxes in the six months ended June 30, 2003 compared to a provision for income taxes of $4.0 million, or 35.5% of income before income taxes in the six months ended June 30, 2002. The income tax benefit in the six months ended June 30, 2003 includes an income tax benefit in the United States of $2.9 million, offset in part by income tax expense in our foreign subsidiaries of $2.4 million. The effective income tax rate for 2003 of 35% takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. No research and development tax credit has been claimed due to the loss incurred in the six months ended June 30, 2003.

     We have reached a settlement with the Internal Revenue Service on their examination of our 1998 and 1999 federal income tax returns. Under this settlement, the Internal Revenue Service has agreed to allow the Company to take a research and development expense tax credit for most of the qualifying expenses originally reported in the 1998 and 1999 federal income tax returns. However, the Internal Revenue Service has advised that they cannot issue a refund check until they complete a subsequent audit of our 2000 and 2001 federal income tax returns. This audit is expected to take six to nine months and no material adjustments are anticipated.

Liquidity and Capital Resources

     We had working capital of $119.7 million at June 30, 2003 compared with $121.0 million at December 31, 2002. Cash and marketable securities at June 30, 2003 were $114.3 million, an increase of $12.4 million over the $101.9 million reported at December 31, 2001. Working capital increased in the six months ended June 30, 2003 primarily as a result of an increase in cash and marketable securities and a reduction in accrued expenses and other liabilities, offset in part by a decrease in accounts receivable balances. Cash and marketable securities balances increased in the six months ended June 30, 2003 primarily as a result of cash provided by operating activities and the cash received from the issuance of common stock under our stock option and employee stock purchase plans.

     Operating activities provided cash of $18.0 million in the six months ended June 30, 2003 and $17.4 million in the six months ended June 30, 2002. The increase in cash provided from operating activities in the six months ended June 30, 2003 compared to the six months ended June 30, 2002 results primarily from a $13.8 million decrease in accounts receivable in the six months ended June 30, 2003 compared to a $5.3 million increase in accounts receivable in the six months ended June 30, 2002, a $2.4 million decrease in income tax receivable in the six months ended June 30, 2003 compared to a $4.2 million increase in the six months ended June 30, 2002, and a $3.2 million lower increase in prepaid expenses and other liabilities. These sources of operating cash were partially offset by a $6.2 million smaller increase in deferred revenue in the six months ended June 30, 2003 compared to the six months ended June 30, 2002, a $6.7 million decrease in the income tax benefits from the exercise of stock options and shares purchased under the employee stock purchase plan, a $1.8 million decrease in deferred income taxes in the six months ended June 30, 2003 compared to a $105,000 increase in the six months ended June 30, 2002, and a $2.1 million lower provision for doubtful accounts. Our net receivables were $32.9 million, or 56 days sales outstanding (“DSOs”) at June 30, 2003 compared to $47.1 million, or 79 DSOs at December 31, 2002, and $64.0 million, or 100 DSOs at June 30, 2002. Collection of receivables continues to be an area of focus during these tentative economic times. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including seasonality, shifts in customer buying patterns, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.

     Investing activities utilized cash of $6.3 million in the six months ended June 30, 2003 and $25.2 million in the six months ended June 30, 2002. Cash utilized by investing activities in the six months ended June 30, 2003 results primarily from $5.6 million in capital expenditures and $4.0 million in cash expended to acquire Vista, offset in part by the net maturity of $2.0 million of marketable securities and $1.7 million in proceeds from the disposal of property and equipment, primarily from the sale of an excess office facility in the United Kingdom. Cash utilized by investing activities in the six months ended June 30, 2002 includes the net purchases of $13.5 million of marketable securities, the payment of $4.2 million in direct costs related to the acquisition of E3, $4.2 million in cash expended to acquire J•Commerce, and $3.7 million in capital expenditures.

     Financing activities provided cash of $1.6 million in the six months ended June 30, 2003 and $14.1 million in the six months ended June 30, 2002. The activity in both periods includes proceeds from the issuance of common stock under our stock option and employee stock purchase plans. In addition, the activity for the six months ended June 30, 2003 includes the repurchase of 75,000 shares of our outstanding stock for $757,000.

     Changes in the currency exchange rates of our foreign operations had the effect of increasing cash by $1.2 million in the six months ended June 30, 2003, which is comparable to the six months ended June 30, 2002. We currently have no derivative instruments and have not engaged in any material foreign currency hedging transactions.

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

     On April 30, 2003 we acquired substantially all the intellectual property of Vista Software Solutions, Inc. (“Vista”), and Vista’s active customer agreements for a total cost of $4.6 million, which includes the purchase price of $3.8 million plus $780,000 in direct costs of the acquisition. Vista is a provider of collaborative business-to-business software solutions that enable retailers and consumer goods manufacturers to more efficiently synchronize and integrate data, including product descriptions, product images, pricing and promotion information throughout their supply and demand chains. Vista’s solutions also enable consumer goods manufacturers to manage trade promotions, minimize trade deductions costs and more accurately forecast product demand. With this acquisition, we have expanded the JDA Portfolio with complementary software products that leverage the Microsoft .Net platform and address the critical need for server-to-server data synchronization in Internet-based collaborative commerce. The acquisition was accounted for as a purchase, and accordingly, the operating results of Vista have been included in our consolidated financial statements from the date of acquisition. In connection with the Vista acquisition, we added 13 new employees, primarily in product development, and recorded $2.3 million of goodwill, $1.1 million in software technology, and $1.2 million for customer lists and other intangibles. Vista contributed $325,000 in total revenues during second quarter 2003, including $100,000 in software license revenues and $197,000 in maintenance services revenue. Pro forma operating results have not been presented as the acquisition is not material to our consolidated financial statements.

     On August 4, 2003 we acquired substantially all the remaining assets of Engage, Inc. (“Engage”) for $3.0 million in cash. We expect to spend an additional $1.0 million for assumed liabilities and direct costs related to the acquisition. Engage is a provider of enterprise advertising, marketing and promotion software solutions that improve a retailer’s promotion planning process and their delivery of marketing and advertising content. We intend to merge Engage’s advanced digital asset, content management and ad layout capabilities with our existing Portfolio Revenue Management and Portfolio Knowledge Base applications to further expand our JDA Portfolio with functionality that streamlines the communication and collaboration among a retailer’s merchandising, promotions, production and store operation teams. The acquisition will be accounted for as a purchase, and accordingly, the operating results of Engage will be included in our consolidated financial statements from the date of acquisition. Pro forma operating results will not be presented as the acquisition is not material to our consolidated financial statements.

     In July 2002, our Board of Directors authorized the repurchase of up to two million shares of our outstanding common stock. Under this repurchase program, we may periodically repurchase common shares on the open market at prevailing market prices during a one-year period ending July 22, 2003. As of June 30, 2003, we have repurchased a total of 175,000 shares of our common stock for $1.8 million under this program.

     We believe that our cash and cash equivalents, investments in marketable securities, and funds generated from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months.

Factors That May Affect Our Future Results or The Market Price of Our Stock

     We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2003 and for the six months then ended contained elsewhere in this Form 10-Q.

Regional And/Or Global Changes in Economic, Political And Market Conditions Could Cause Decreases in Demand For Our Software And Related Services Which Could Negatively Affect Our Revenue And Operating Results And The Market Price of Our Stock.

     Our revenue and profitability depend on the overall demand for our software and related services. A regional and/or global change in the economy and financial markets could result in delay or cancellation of customer purchases. We and most of our competitors recently announced that current economic conditions have negatively impacted financial results. In addition, recent developments associated with terrorist attacks on United States’ interests, the US war and continued violence in Iraq, and the Severe Acute Respiratory Syndrome (“SARS”) have resulted in economic, political and other uncertainties, which could further adversely affect our revenue growth and operating results. If demand for our software and related services decrease, our revenues would decrease and our operating results would be adversely affected. Our inability to license software products to new customers may cause our stock price to fall.

Our Quarterly Operating Results May Fluctuate Significantly, Which Could Adversely Affect the Price of Our Stock.

     Our quarterly operating results have varied and are expected to continue to vary in the future. If our quarterly operating results fail to meet management’s or analysts’ expectations, the price of our stock could decline. Many factors may cause these fluctuations, including:

•	Demand for our software products and services, including the size and timing of individual contracts and our ability to recognize revenue with respect to contracts signed in the quarter, particularly with respect to our significant customers;

•	Changes in the length of our sales cycle;

•	Competitive pricing pressures and the competitive success or failure on significant transactions;

•	Customer order deferrals resulting from the anticipation of new products, economic uncertainty, disappointing operating results by the customer, or otherwise;

•	The timing of new software product and technology introductions and enhancements to our software products or those of our competitors, and market acceptance of our new software products and technology;

•	Changes in our operating expenses;

•	Changes in the mix of domestic and international revenues, or expansion or contraction of international operations;

•	Our ability to complete fixed price consulting contracts within budget;

•	Foreign currency exchange rate fluctuations;

•	Operational issues resulting from corporate reorganizations (see “We May Encounter Difficulties Successfully Implementing Our Recent Corporate Reorganization”); and

•	Lower-than-anticipated utilization in our consulting services group as a result of reduced levels of software sales, reduced implementation times for our products, changes in the mix of demand for our software products, or other reasons.

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

Our Gross Margins May Vary Significantly or Decline.

     Because the gross margins on product revenues (software licenses and maintenance services) are significantly greater than the gross margins on consulting services revenue, our combined gross margin has fluctuated from quarter to quarter, and it may continue to fluctuate significantly based on revenue mix. As a result of the economic downturn, we believe retailers have changed their buying behavior and that this has resulted in a fundamental shift in the mix of demand for the various types of products we sell. Demand for our Portfolio Merchandise Management Systems and Portfolio Store Systems has declined and customers now appear to be more interested in buying Strategic Merchandise Management Solutions that require lower levels of services to implement, enable lower inventory levels without reducing sales, and provide a quicker return on investment. The decline in software sales of Portfolio Merchandise Management Systems and Portfolio Store Systems is having a corollary negative impact on our service revenues as consulting services revenue typically lags the performance of software revenues by as much as one year. As a result of this change in revenue mix, we expect that our consulting services revenue will continue to decline sequentially each quarter until economic conditions improve and the demand for Portfolio Merchandise Management Systems and Portfolio Store Systems and the related implementation services returns. In addition, our gross margins on consulting services revenue vary significantly with the rates at which we utilize our consulting personnel, and as a result, our overall gross margins will be adversely affected when there is not enough work to keep our consultants busy. We may face some constraints on our ability to adjust consulting service headcount and expense to meet demand, due in part to our need to retain consulting personnel with sufficient skill sets to implement and maintain our full set of products.

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

We May Continue to Encounter Difficulties Successfully Implementing Our Recent Corporate Reorganization.

     In fourth quarter 2002 we substantially reorganized our Company to improve the profitability of our operations and to implement our Customer Value Program initiative. As part of this reorganization, we terminated a significant number of personnel both domestically and internationally, reassigned certain existing personnel and added a number of new personnel. We will likely continue to encounter difficulties implementing this extensive and complex reorganization. As anticipated, our decision to reorganize the Company and implement the CVP caused initial disruptions in our sales, services and training functions that negatively impacted our revenues and operating results in first quarter 2003. Although we believe the most significant negative impact of the CVP implementation is behind us, the costs and risks associated with the widespread changes contemplated in the CVP may continue to adversely affect our operating results throughout the remainder of 2003. Potential risks include, but are not limited to: (i) the possible disruption in our operations caused by such a large and complex reorganization; (ii) the cost of disposing of redundant office facilities; and (iii) the possibility that we will not be able to successfully recruit appropriately skilled and experienced personnel to fill new positions.

We Are Dependent Upon The Retail Industry.

     Historically, we have derived 80% or more of our revenues from the license of software products and the performance of related services to retail customers. Although the acquisitions of Arthur, Intactix, Zapotec, NeoVista Decision Series, E3 and Vista have expanded our product offerings to provide collaborative applications that address new vertical market opportunities with the manufacturers and wholesalers who supply our traditional retail customers, our future growth is critically dependent on increased sales to retail customers. The success of our customers is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, we believe that the licensing of certain of our software products involves a large capital expenditure, which is often accompanied by large-scale hardware purchases or other capital commitments. As a result, demand for our products and services could decline in the event of instability or potential downturns.

     We believe the retail industry remains cautious with their level of investment in information technology during the current difficult economic cycle, perhaps due to poor macroeconomic conditions, and uncertainty related to the threat of future terrorist attacks and any continued violence in Iraq. We remain concerned about weak and uncertain economic conditions, consolidations and the disappointing results of retailers in certain of our geographic regions. The retail industry will be negatively impacted if weak economic conditions or fear of additional terrorists’ attacks and wars persist for an extended period of time. Weak and uncertain economic conditions have in the past, and may in the future, negatively impact our revenues, including a potential deterioration of our maintenance revenue base as customers look to reduce their costs, elongate our selling cycles, and delay, suspend or reduce the demand for our products. As a result, it is difficult in the current economic environment to predict exactly when specific software licenses will close within a six to nine month time frame. In addition, weak and uncertain economic conditions could impair our customers’ ability to pay for our products or services. Any of these factors could adversely impact our business, quarterly or annual operating results and financial condition.

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

There May Be An Increase in Customer Bankruptcies Due to Weak Economic Conditions.

     We have in the past and may in the future be impacted by customer bankruptcies that occur in periods subsequent to the software license sale. During weak economic conditions, such as those currently being experienced in many geographic regions around the world, there is an increased risk that certain of our customers will file bankruptcy. When our customers file bankruptcy, we may be required to forego collection of pre-petition amounts owed and to repay amounts remitted to us during the 90-day preference period preceding the filing. Accounts receivable balances related to pre-petition amounts may in certain of these instances be large due to extended payment terms for software license fees, and significant billings for consulting and implementation services on large projects. The bankruptcy laws, as well as the specific circumstances of each bankruptcy, may severely limit our ability to collect pre-petition amounts, and may force us to disgorge payments made during the 90-day preference period. We also face risk from international customers that file for bankruptcy protection in foreign jurisdictions, in that the application of foreign bankruptcy laws may be more difficult to predict. Although we believe that we have sufficient reserves to cover anticipated customer bankruptcies, there can be no assurance that such reserves will be adequate, and if they are not adequate, our business, operating results and financial condition would be adversely affected.

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

     Certain of our software products, including MMS Multi-Channel, Store Portal, the UNIX/Oracle version of the Portfolio Replenishment module Advanced Warehouse Replenishment by E3, the java-based point-of-sale product that we purchased from J•Commerce, and certain modules of Affinity and Intellect, have been commercially released within the last two years. Other modules of Affinity and Intellect, as well as the UNIX/Oracle version of the Portfolio Replenishment module Advanced Store Replenishment by E3, are still in beta or under development. In addition, we have only recently announced our intentions to develop or acquire a series of business-to-business e-commerce solutions, including products in furtherance of our pursuit of the market for Collaborative Solutions. The markets for these products are new and evolving, and we believe that retailers and their suppliers may be cautious in adopting web-based and other new technologies. Consequently, we cannot predict the growth rate, if any, and size of the markets for our e-commerce products or that these markets will continue to develop. Potential and existing customers may find it difficult, or be unable, to successfully implement our e-commerce products, or may not purchase our products for a variety of reasons, including their inability or unwillingness to deploy sufficient internal personnel and computing resources for a successful implementation. In addition, we must overcome significant obstacles to successfully market our newer products, including limited experience of our sales and consulting personnel. If the markets for our newer products fail to develop, develop more slowly or differently than expected or become saturated with competitors, or if our products are not accepted in the marketplace or are technically flawed, our business, operating results and financial condition will decline.

We Are Investing Heavily in Re-Writing Many of Our Products For The Microsoft ..Net Platform.

     We currently plan to begin the migration of PMM, as well as starting to re-write the Portfolio Replenishment by E3 modules and Portfolio Planning by Arthur using the Microsoft .Net technology platform (“.Net Platform”) during 2003. Our goal is to begin delivering applications on the .Net Platform in mid-2004, starting with Portfolio Replenishment by E3, Portfolio Planning by Arthur, and certain of our Intellect applications. We also plan to develop new products as well as shared code components using the .Net Platform. The risks of our commitment to the .Net Platform include, but are not limited to, the following:

•	The possibility that prospective customers will refrain from purchasing the current versions of products to be re-written because they are waiting for the .Net Platform versions;

•	The possibility that our .Net Platform beta customers will not become favorable reference sites;

•	Adequate scalability of the .Net Platform for our largest customers;

•	The ability of our development staff to learn how to efficiently and effectively develop products using the .Net Platform;

•	Our ability to transition our customer base onto the .Net Platform when it is available;

•	Microsoft’s ability to achieve market acceptance of the .Net platform; and

•	Microsoft’s continued commitment to enhancing and marketing the .Net platform.

     Despite efforts to mitigate the risks of the .Net Platform project, there can be no assurances that our efforts to re-write many of our current products and to develop new products using the .Net Platform will be successful. If the ..Net Platform project is not successful, it likely will have a material adverse effect on our business, operating results and financial condition. Moreover, we cannot assure you that, even if we successfully re-write our products on the ..Net Platform, our re-written products will achieve market acceptance.

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

There Are Many Risks Associated with International Operations.

     Our international revenues represented 46% of total revenues in the six months ended June 30, 2003 as compared to 43% in the six months ended June 30, 2002 and 43% for the year ended December 31, 2002. If our international operations grow, we must recruit and hire a number of new consulting, sales and marketing and support personnel in the countries in which we have or will establish offices. Our entry into new international markets typically requires the establishment of new marketing and distribution channels as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. The opening of our new offices typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. If we are less successful in a new market than we expect, we may not be able to realize an adequate return on our initial investment and our operating results could suffer. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, that we will be successful at hiring, training or retaining such personnel, or that we can expand or contract our international operations in a timely, cost effective manner.

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

     Our Retail Enterprise Systems compete primarily with internally developed systems and other third-party developers such as Aldata Solutions, Alphameric PLC (formerly Compass Software Group PLC), Marketmax, Inc., Micro Strategies Incorporated, Evant, Inc. (formerly Nonstop Solutions), NSB Retail Systems PLC, Retek, Inc., SAP AG, and SVI Holdings, Inc. In addition, new competitors may enter our markets and offer merchandise management systems that target the retail industry.

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

     We license and integrate technology from third parties in certain of our software products. For example, we license the Uniface client/server application development technology from Compuware, Inc. for use in PMM, certain applications from Silvon Software, Inc. for use in IDEAS, IBM’s Net.commerce merchant server software for use in MMS Multi-Channel, and the Syncsort application for use in Portfolio Planning by Arthur. These third party licenses generally require us to pay royalties and fulfill confidentiality obligations. If we are unable to continue to license any of this third party software, or if the third party licensors do not adequately maintain or update their products, we would face delays in the releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our software products. These delays, if they occur, could harm our business, operating results and financial condition. It is also possible that intellectual property acquired from third parties through acquisitions, mergers, licenses or otherwise may not have been adequately protected.

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

We Are Dependent on Key Personnel.

     Our performance depends in large part on the continued performance of our executive officers and other key employees, particularly the performance and services of James D. Armstrong our Chairman and Hamish N. Brewer our Chief Executive Officer. Mr. Brewer was promoted to Chief Executive Officer on August 4, 2003 having served as our President since April 2001 and as a senior officer of the Company since 1996. He succeeds Mr. Armstrong who will continue as Chairman of the Board. As Chairman, Mr. Armstrong will retain his active leadership role, focusing on strategic planning, merger and acquisition opportunities, major product decisions and key customer relationships. We do not have in place “key person” life insurance policies on any of our employees. The loss of the services of Mr. Armstrong, Mr. Brewer, or other key executive officers or employees without a successor in place, or any difficulties associated with our succession, could negatively affect our financial performance.

We May Have Difficulty Integrating Acquisitions.

     We continually evaluate potential acquisitions of complementary businesses, products and technologies, including those that are significant in size and scope. In pursuit of our strategy to acquire complementary products, we completed the acquisition of the assets of Zapotec Software, Inc. in February 2001, the NeoVista Decision Series from Accrue Software, Inc. in June 2001, the acquisition of all the common stock of E3 in September 2001, the acquisition of certain intellectual property from J•Commerce in April 2002, and the acquisition of certain intellectual property from Vista Software Solutions, Inc. in April 2003. The E3 acquisition was our largest to date, and involved the integration of E3’s products and operations in 12 countries. On August 4, 2003, we acquired substantially all remaining intellectual property and certain other assets of Engage, Inc. The risks we commonly encounter in acquisitions include:

•	We may have difficulty assimilating the operations and personnel of the acquired company;

•	We may have difficulty effectively integrating the acquired technologies or products with our current products and technologies;

•	Our ongoing business may be disrupted by transition and integration issues;

•	We may not be able to retain key technical and managerial personnel from the acquired business;

•	We may be unable to achieve the financial and strategic goals for the acquired and combined businesses;

•	We may have difficulty in maintaining controls, procedures and policies during the transition and integration;

•	Our relationships with partner companies or third-party providers of technology or products could be adversely affected;

•	Our relationships with employees and customers could be impaired;

•	Our due diligence process may fail to identify significant issues with product quality, product architecture, legal contingencies, and product development, among other things;

•	We may be subject to as a successor, certain liabilities of our acquisition targets; and

•	We may be required to sustain significant exit charges if products acquired in business combinations are unsuccessful.

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

     Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 46% of our total revenues in the six months ended June 30, 2002, as compared with 43% in the six months ended June 30, 2002 and 43% in the year ended December 31, 2002. In addition, the identifiable net assets of our foreign operations totaled 21% of consolidated net assets at June 30, 2003 as compared to 20% of consolidated assets at December 31, 2002. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting unrealized foreign currency exchange gain of $720,000 million in the six months ended June 30, 2003 compared to a foreign currency exchange gain of $2.3 million in the six months ended June 30, 2002. We did not engage in any material foreign currency hedging transactions during 2002 or the six months ended June 30, 2003. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net working capital as of June 30, 2003, to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the June 30, 2003 rates would result in a currency translation loss of $1.6 million before tax.

     Interest rates. We invest our cash in a variety of financial instruments, including bank time deposits, and variable and fixed rate obligations of the U.S. Government and its agencies, states, municipalities, commercial paper and corporate bonds. These investments are denominated in U.S. dollars. We classify all of our investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on our investments is reflected in our financial statements under the caption “Other income, net.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have suffered a decline in market value due to a change in interest rates. We hold our investment securities for purposes other than trading. The fair value of securities held at June 30, 2003 was $28.7 million, which is approximately the same as amortized cost, with interest rates generally ranging between 1% and 3%.

Item 4: Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures are effective, but also concluded that there are certain weaknesses in our Information Technology area (“IT”), including access security and change control. We have dedicated resources to correcting these issues and are in the process of implementing the necessary corrections. These weaknesses did not have a material impact on the accuracy of our financial statements.

     Changes in Internal Control Over Financial Reporting. Other than the steps we have taken, or are in the process of taking, to correct certain weaknesses in our IT area with respect to access security and change control, there have been no significant changes in our internal controls over financial reporting, or to our knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date, including corrective actions with regard to significant deficiencies and material weaknesses.

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

     Not applicable

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Our 2003 Annual Meeting of Stockholders was held on May 22, 2003 at our World Headquarters at 14400 North 87th Street, Scottsdale, Arizona 85260. Three proposals were voted on at the Annual Meeting and the results of voting are as follows:

     Proposal No. 1: To elect two Class I Directors to serve a three-year term on our Board of Directors. The Class I Director nominees were J. Michael Gullard and William C. Keiper. Mr. Gullard received the following votes: For – 25,602,554; Withheld – 1,193,128. Mr. Keiper received the following votes: For – 25,602,418; Withheld – 1,193,264. The terms of Douglas G. Marlin and Jock Patton, our Class II Directors, and James D. Armstrong, our Class III Director, continued after the Annual Meeting of Stockholders.

     Proposal No. 2: To approve an amendment to the Company’s 1996 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 7,000,000 to 8,200,000. Proposal No. 2 received the following votes: For – 20,395,401; Against – 5,500,909; Abstain – 899,372.

     Proposal No. 3: To ratify the appointment of Deloitte & Touche LLP as the Company’s independent public accountants for the year ending December 31, 2003. Proposal No. 3 received the following votes: For – 26,296,649; Against – 494,967; Abstain – 4,066.

Item 5. Other Information

     Not applicable

Item 6. Exhibits and Reports on Form 8-K:

(a)	Exhibits: See Exhibit Index

(b)	Reports on Form 8-K

We filed a Form 8-K dated April 2, 2003 with the Securities and Exchange Commission on April 24, 2003 to furnish copies of our April 2, 2003 press release announcing preliminary financial results for the quarter ended March 31, 2003, our April 21, 2003 press release announcing final financial results for the quarter ended June 30, 2002, and the transcript of our First Quarter 2003 Earnings Release Conference Call. In addition, the Form 8-K included a discussion of the non-GAAP measure of earnings (loss) per share provided in the April 21, 2003 press release.

We filed a Form 8-K dated July 21, 2003 with the Securities and Exchange Commission on July 21, 2003 to furnish a copy of our July 21, 2003 press release announcing financial results for the quarter ended June 30, 2003. In addition, the Form 8-K included a discussion of the non-GAAP measure of earnings (loss) per share provided in the July 21, 2003 press release.

In accordance with the procedural guidance in SEC Release No. 33-8216, the information provided in each of these reports on Form 8-K and the Exhibits attached thereto was furnished under “Item 9. Regulation FD Disclosure” rather than under “Item 12. Disclosure of Results of Operations and Financial Condition.” The information provided in each of these reports on Form 8-K and the Exhibits attached thereto shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall these reports be deemed incorporated by reference in any filing under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

We filed a Form 8-K dated August 4, 2003 with the Securities and Exchange Commission on August 5, 2003 to announce that Hamish N. Brewer, our President since April 2001 and as a senior officer of the Company since 1996, has been promoted to Chief Executive Officer. He succeeds James D. Armstrong who will continue as Chairman of the Board. As Chairman, Mr. Armstrong will retain his active leadership role, focusing on strategic planning, merger and acquisition opportunities, major product direction and key customer relationships.

JDA SOFTWARE GROUP, INC.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDA SOFTWARE GROUP, INC.

Dated: August 13, 2003	By:	/s/ Kristen L. Magnuson

Kristen L. Magnuson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #		Description of Document

2.1**	—	Asset Purchase Agreement dated as of June 4, 1998, by and among JDA Software Group, Inc., JDA Software, Inc. and Comshare, Incorporated.

2.2##	—	Asset Purchase Agreement dated as of February 24, 2000, by and among JDA Software Group, Inc., Pricer AB, and Intactix International, Inc.

2.3###	—	Agreement and Plan of Reorganization dated as of September 7, 2001, by and among JDA Software Group, Inc., E3 Acquisition Corp., E3 Corporation and certain shareholders of E3 Corporation.

3.1####	—	Third Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated July 23, 2002.

3.2***	—	First Amended and Restated Bylaws.

4.1*	—	Specimen Common Stock certificate.

4.2*(1)	—	Stock Redemption Agreement among the Company, James D. Armstrong and Frederick M. Pakis dated March 30, 1995.

10.1*(1)	—	Form of Indemnification Agreement.

10.2*(1)	—	1995 Stock Option Plan, as amended, and form of agreement thereunder.

10.3♦♦ (1)	—	1996 Stock Option Plan, as amended.

10.4*(1)	—	1996 Outside Directors Stock Option Plan and forms of agreement thereunder.

10.5 (1)####	—	Executive Employment Agreement between James D. Armstrong and JDA Software Group, Inc. dated July 23, 2002.

10.6**** (1)	—	Executive Employment Agreement between Hamish N. Brewer and JDA Software Group, Inc. dated January 22, 2003.

10.7 (1)####	—	Executive Employment Agreement between Kristen L. Magnuson and JDA Software Group, Inc. dated July 23, 2002.

10.8#(1)	—	1998 Nonstatutory Stock Option Plan.

10.9#(1)	—	1998 Employee Stock Purchase Plan.

10.10†	—	1999 Employee Stock Purchase Plan.

10.11	—	Lease Agreement between Opus West Corporation and JDA Software Group, Inc. dated April 30, 1998, together with First Amendment dated June 30, 1998, Second Amendment dated November 23, 1998, revised and restated Third Amendment dated October 20, 1999, Fourth Amendment dated May 30, 2001, Fifth Amendment dated May 31, 2001, Sixth Amendment dated August 2001, Seventh Amendment dated June 30 2003, and Letter Agreement dated June 30, 2003.

10.12**	—	Software License Agreement dated as of June 4, 1998 by and between Comshare, Incorporated and JDA Software, Inc.

10.14♦♦♦♦(2)	—	Value-Added Reseller License Agreement for Uniface Software between Compuware Corporation and JDA Software Group, Inc. dated April 1, 2000, together with Product Schedule No. Two dated September 28, 2001.

10.15*(1)	—	JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 1995.

10.17***(1)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and Kristen L. Magnuson, amending certain stock options granted to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on September 11, 1997 and January 27, 1998.

10.18††(1)	—	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the From of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement).

Exhibit #		Description of Document

10.19†††(1)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.20♦(1)(3)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.21♦ (1)(3)	—	Form of Nonstatutory Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.22♦ (1) (4)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1995 Stock Option Plan

10.23♦(1)(5)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan

10.24♦ (1)(6)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan

10.25♦♦♦	—	Secured Loan Agreement between JDA Software Group, Inc. and Silvon Software, Inc. dated May 8, 2001, together with Secured Promissory Note and Security Agreement.

31.1	—	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer

31.2	—	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

**	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1998, as filed on June 19, 1998.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.

****	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed on March 19, 2003.

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

#	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, as filed on March 31, 1998.

##	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2000, as filed on March 1, 2000.

###	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2001, as filed on September 21, 2001.

####	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 12, 2002.

♦	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.

♦♦	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed on April 2, 2001.

♦♦♦	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, as filed on August 14, 2001.

♦♦♦♦	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 29, 2002.

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(2)	Confidential treatment has been granted as to part of this exhibit.

(3)	Applies to James D. Armstrong.

(4)	Applies to Hamish N. Brewer and Gregory L. Morrison.

(5)	Applies to Hamish N. Brewer, Peter J. Charness, Scott D. Hines, Gregory L. Morrison and David J. Tidmarsh.

(6)	Applies to Senior Executive Officers with the exception of James D. Armstrong and Kristen L. Magnuson.