Form 10-Q
period 2003-09-30
JDA SOFTWARE GROUP INC
filed 2003-11-12
CIK 1006892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 28,993,809 as of November 7, 2003.

JDA SOFTWARE GROUP, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$77,590	$71,065
Marketable securities	37,416	30,790

Total cash, cash equivalents and marketable securities	115,006	101,855
Accounts receivable, net	39,685	47,077
Income tax receivable	2,231	7,479
Deferred tax asset	4,721	5,564
Prepaid expenses and other current assets	13,398	12,289

Total current assets	175,041	174,264
Property and Equipment, net	20,839	21,337
Goodwill	62,397	59,801
Other Intangibles, net	57,651	56,635
Promissory Note Receivable	2,929	3,017
Deferred Tax Asset	1,770	—

Total assets	$320,627	$315,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,982	$3,020
Accrued expenses and other liabilities	22,888	26,957
Deferred revenue	28,416	23,331

Total current liabilities	54,286	53,308
Deferred Tax Liability	—	4,980
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized, 50,000,000 shares; issued 29,235,769 and 28,696,688 shares, respectively	292	287
Additional paid-in capital	242,904	237,120
Retained earnings	29,780	27,353
Accumulated other comprehensive loss	(2,083)	(4,199)

	270,893	260,561
Less treasury stock, at cost, 414,702 and 339,702 shares, respectively	(4,552)	(3,795)

Total stockholders’ equity	266,341	256,766

Total liabilities and stockholders’ equity	$320,627	$315,054

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

REVENUES:
Software licenses	$19,121	$10,801	$42,353	$48,620
Maintenance services	18,630	14,851	52,332	41,875

Product revenues	37,751	25,652	94,685	90,495
Consulting services	18,451	21,825	52,409	69,568
Reimbursed expenses	1,749	1,935	5,077	6,083

Service revenues	20,200	23,760	57,486	75,651
Total revenues	57,951	49,412	152,171	166,146

COST OF REVENUES:
Cost of software licenses	429	140	852	1,264
Amortization of acquired software technology	1,162	1,069	3,332	3,178
Cost of maintenance services	4,466	3,605	12,754	10,453

Cost of product revenues	6,057	4,814	16,938	14,895
Cost of consulting services	14,605	15,158	42,784	47,757
Reimbursed expenses	1,749	1,935	5,077	6,083

Cost of service revenues	16,354	17,093	47,861	53,840
Total cost of revenues	22,411	21,907	64,799	68,735

GROSS PROFIT	35,540	27,505	87,372	97,411
OPERATING EXPENSES:
Product development	12,711	10,370	35,499	31,175
Sales and marketing	11,960	9,196	29,744	29,851
General and administrative	6,082	6,395	17,658	21,130
Amortization of intangibles	798	711	2,242	2,137
Relocation costs to consolidate development and client support activities	458	—	1,718	—
Purchased in-process research and development	—	—	—	800
Restructuring, office closure costs and other charges	—	—	—	1,295
Gain on sale of office facility	—	—	(639)	—

Total operating expenses	32,009	26,672	86,222	86,388

OPERATING INCOME	3,531	833	1,150	11,023
Other income, net	217	342	1,141	1,344
INCOME BEFORE INCOME TAXES	3,748	1,175	2,291	12,367
Income tax provision (benefit)	374	417	(136)	4,387

NET INCOME	$3,374	$758	$2,427	$7,980

BASIC EARNINGS PER SHARE	$.12	$.03	$.09	$.29

DILUTED EARNINGS PER SHARE	$.11	$.03	$.08	$.27

SHARES USED TO COMPUTE:
Basic earnings per share	28,659	28,316	28,540	27,927

Diluted earnings per share	29,368	28,677	28,899	29,273

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

NET INCOME	$3,374	$758	$2,427	$7,980
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding gain (loss) on marketable securities available for sale, net	34	18	2	(1)
Foreign currency translation income (loss)	1,392	(1,616)	2,114	705

COMPREHENSIVE INCOME (LOSS)	$4,800	$(840)	$4,543	$8,684

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months
	Ended September 30,

	2003	2002

OPERATING ACTIVITIES:
Net income	$2,427	$7,980
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,247	11,584
Provision for doubtful accounts	500	2,900
Tax benefit – stock options and employee stock purchase plan	208	6,762
Gain on sale of office facility	(639)	—
Net loss on disposal of property and equipment	93	30
Write-off of purchased in-process research and development	—	800
Deferred income taxes	(5,907)	(9,011)
Changes in assets and liabilities:
Accounts receivable	7,123	5,938
Income tax receivable	5,299	3,066
Prepaid expenses and other current assets	(603)	(4,803)
Accounts payable	(38)	2,782
Accrued expenses and other liabilities	(3,848)	(8,901)
Deferred revenue	2,945	8,620

Net cash provided by operating activities	19,807	27,747

INVESTING ACTIVITIES:
Purchase of marketable securities	(39,673)	(31,256)
Sales of marketable securities	100	7,641
Maturities of marketable securities	32,947	9,352
Payment of direct costs related to the acquisition of E3 Corporation	(633)	(8,261)
Purchase of Vista Software Solutions, Inc.	(4,006)	—
Purchase of Engage, Inc.	(3,349)	—
Purchase of J•Commerce, Inc.	—	(4,170)
Payments received on promissory note receivable	88	318
Purchase of property and equipment	(7,107)	(4,998)
Proceeds from disposal of property and equipment	1,783	290

Net cash used in investing activities	(19,850)	(31,084)

FINANCING ACTIVITIES:
Issuance of common stock — stock option plan	1,510	12,275
Issuance of common stock — employee stock purchase plan	4,071	4,150
Purchase of treasury stock	(757)	(22)
Payments on capital lease obligations	(205)	(239)

Net cash provided by financing activities	4,619	16,164

Effect of exchange rates on cash	1,949	793

Net increase in cash and cash equivalents	6,525	13,620

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	71,065	51,865

CASH AND CASH EQUIVALENTS, END OF PERIOD	$77,590	$65,485

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months
	Ended September 30,

	2003	2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$2,111	$3,617

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of Vista Software Solutions, Inc.:
Fair value of current assets acquired	$(662)
Software technology	(1,100)
Customer lists	(1,110)
Other intangible assets	(80)
Goodwill	(2,290)
Deferred revenue	681

Total acquisition cost of Vista Software Solutions, Inc.	(4,561)
Accruals for direct costs related to the acquisition	555

Total cash expended to acquire Vista Software Solutions, Inc.	$(4,006)

Acquisition of Engage, Inc.:
Fair value of fixed assets acquired	$(350)
Software technology	(2,200)
Customer lists	(2,100)
Goodwill	(306)
Deferred revenue	1,488

Total acquisition cost of Engage, Inc.	(3,468)
Accruals for direct costs related to the acquisition	119

Total cash expended to acquire Engage, Inc.	$(3,349)

Acquisition of J•Commerce, Inc.:
Software technology		$(2,060)
In-process research and development		(800)
Goodwill		(1,325)

Total acquisition cost of J•Commerce, Inc.		(4,185)
Accruals for direct costs related to the acquisition		15

Total cash expended to acquire J•Commerce, Inc.		$(4,170)

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of JDA Software Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

2. New Accounting Standards

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 was adopted effective January 1, 2003. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3. Under SFAS No. 146, the liability for costs associated with exit or disposal activities is recognized and measured initially at fair value only when the liability is incurred, rather than at the date the Company committed to the exit plan. All exit or disposal activities that have occurred since January 1, 2003 have been accounted for in accordance with SFAS No. 146.

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

     The following table presents pro forma disclosures required by SFAS No. 148 of net income (loss) and basic and diluted earnings (loss) per share as if stock-based employee compensation had been recognized during the three and nine month periods ended September 30, 2003 and 2002. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income — as reported	$3,374	$758	$2,427	$7,980
Less: stock-based compensation expense, net of related tax effects	(1,494)	(2,442)	(4,727)	(7,477)

Pro forma net income (loss)	$1,880	$(1,684)	$(2,300)	$503
Basic earnings per share — as reported	$.12	$.03	$.09	$.29
Diluted earnings per share — as reported	$.11	$.03	$.08	$.27
Basic earnings (loss) per share — pro forma	$.07	$(.06)	$(.08)	$.02
Diluted earnings (loss) per share				—
pro forma	$.06	$(.06)	$(.08)	$.02

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

3. Acquisitions

     Vista Software Solutions, Inc. On April 30, 2003 we acquired substantially all the intellectual property of Vista Software Solutions, Inc. (“Vista”), and Vista’s active customer agreements for a total cost of $4.6 million, which includes the cash purchase price of $3.8 million plus $780,000 in direct costs of the acquisition. Vista is a provider of collaborative business-to-business software solutions that enable retailers and consumer goods manufacturers to more efficiently synchronize and integrate data, including product descriptions, product images, pricing and promotion information throughout their supply and demand chains. Vista’s solutions also enable consumer goods manufacturers to manage trade promotions, minimize trade deductions costs and more accurately forecast product demand. With this acquisition, we have expanded the JDA Portfolio with complementary software products that leverage the Microsoft .Net Platform and address the critical need for server-to-server data synchronization in Internet-based collaborative commerce. The acquisition was accounted for as a purchase, and accordingly, the operating results of Vista have been included in our consolidated financial statements from the date of acquisition. Pro forma operating results have not been presented as the acquisition is not material to our consolidated financial statements. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Fair value of current assets acquired	$662
Software technology	1,100
Customer lists	1,110
Other intangible assets	80
Goodwill	2,290
Deferred revenue	(681)

Total acquisition cost of Vista Software Solutions, Inc.	4,561
Accruals for direct costs related to the acquisition	(555)

Total cash expended to acquire Vista Software Solutions, Inc.	$4,006

     Engage, Inc. On August 4, 2003 we acquired substantially all the remaining assets of Engage, Inc. (“Engage”) for a total cost of $3.5 million, which includes the cash purchase price of $3.0 million plus $468,000 in direct costs of the acquisition. Engage is a provider of enterprise advertising, marketing and promotion software solutions that improve a retailer’s promotion planning process and their delivery of marketing and advertising content. Engage’s advanced digital asset, content management and ad layout capabilities will merge with our existing Portfolio Revenue Management and Portfolio Knowledge Base applications to further expand our JDA Portfolio with functionality that streamlines the communication and collaboration among a retailer’s merchandising, promotions, production and store operation teams. The acquisition was accounted for as a purchase, and accordingly, the operating results of Engage have been included in our consolidated financial statements from the date of acquisition. Pro forma operating results have not been presented as the acquisition is not material to our consolidated financial statements. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Fair value of fixed assets acquired	$350
Software technology	2,200
Customer lists	2,100
Goodwill	306
Deferred revenue	(1,488)

Total acquisition cost of Engage, Inc.	3,468
Accruals for direct costs related to the acquisition	(119)

Total cash expended to acquire Engage, Inc.	$3,349

4. Goodwill and Other Intangibles, net

     Goodwill and other intangible assets consist of the following:

	September 30, 2003		December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Goodwill	$62,397	—	$59,801	—

Other intangibles:
Amortized intangible assets
Customer Lists	39,598	(8,139)	36,348	(5,897)
Software technology	35,061	(12,569)	31,721	(9,237)
Unamortized intangible assets Trademarks	3,700	—	3,700	—

	78,359	(20,708)	71,769	(15,134)

	$140,756	$(20,708)	$131,570	$(15,134)

     During the nine months ended September 30, 2003, we recorded goodwill of $1.3 million and $306,000 in connection with our acquisition of certain intellectual property of Vista and Engage, respectively. During the nine months ended September 30,2003, we found no indication of impairment of any of the goodwill balances allocated to the individual reporting units. Accordingly, absent future indications of impairment, the next annual impairment test will be performed in fourth quarter 2003.

5. Earnings per Share

     Earnings per share for the three and nine months ended September 30, 2003 and 2002 is calculated as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income	$3,374	$758	$2,427	$7,980
Shares – Basic earnings per share	28,659	28,316	28,540	27,927
Dilutive common stock equivalents	709	361	359	1,346

	29,368	28,677	28,899	29,273

Basic earnings per share	$.12	$.03	$.09	$.29

Diluted earnings per share	$.11	$.03	$.08	$.27

6.	Restructuring, Office Closure Costs and Other Charges, and Relocation Costs to Consolidate Development and Client Support Activities

     We recorded a $1.3 million restructuring charge in second quarter 2002 for a workforce reduction of 53 full-time employees, primarily in the consulting services function in the Americas and Europe. All workforce reductions associated with this charge were made on or before June 30, 2002. All employees potentially impacted by this restructuring were notified of the plan of termination and the related benefits on or before June 30, 2002.

     We recorded a restructuring charge of $5.0 million in fourth quarter 2002 for the workforce reduction and office closure costs to reorganize the Company in connection with the implementation of the Customer Value Program (“CVP”), a worldwide initiative designed to (i) refocus the organization on delivering value to our existing customer base, (ii) strengthen our competitive position, (iii) improve the quality, satisfaction and efficiency of our customers’ experience with JDA, (iv) increase revenue, (v) better align our cost structure, and (vi) improve our operating results.

     Implementation of the CVP included adjustments to our workforce and a reallocation of our resources in response to a fundamental shift in the way we develop product and bring it to market, as well as to changes in the demand for the various types of products we sell, the length of implementation efforts required and associated skill requirements. The workforce reduction enabled us to better align our cost structure during the recent economic downturn, which has adversely impacted our revenues, elongated our selling cycles, and delayed, suspended or reduced the demand for certain of our products. The reorganization resulted in the consolidation of nearly all product development and client support activities at our corporate headquarters, a workforce reduction of approximately 204 full-time employees (“FTE”) and certain office closures. The workforce reduction included certain employees involved in product development (55 FTE) and client support services (22 FTE) who chose not to relocate, and reductions in consulting services personnel (62 FTE), sales and marketing personnel (37 FTE), and administrative functions (28 FTE). We have hired, expect to hire, or have transferred from other departments within the Company, approximately 45 FTE in product development and client support services to replace those individuals who have chosen not to relocate to our corporate headquarters. All employees potentially impacted by this reorganization were notified of the plan of termination and the related benefits on or before December 31, 2002. Office closure costs pertain to certain US, Latin American, and European offices that were either under-performing or became redundant with the reorganization.

     Approximately 150 people were offered the opportunity to relocate as part of the CVP initiative to consolidate our development and client support activities. As of September 30, 2003, a total of 50 employees have relocated and we currently anticipate that two additional employees will relocate in the next three months. We negotiated temporary retention arrangements ranging from nine months to two years with 41 employees who have chosen not to relocate in order to facilitate a smooth transition. We have subsequently offered indefinite full-time employment to 16 of these employees, who we believe are strategic to our current development efforts, and rescinded their retention arrangements. We have incurred $2.2 million in relocation costs through September 30, 2003, including $458,000 and $1.7 million during the three and nine months ended September 30, 2003, respectively. We expect to incur an additional $150,000 to $200,000 in relocation costs during the next three months to complete the consolidation of development and client support activities. The relocation costs have been reported in income from continuing operations as incurred. Accordingly, there were no accrued liabilities associated with these charges at September 30, 2003 or December 31, 2002.

     A summary of the 2002 restructuring and office closure charges included in accrued expenses and other liabilities is as follows:

			Loss on			Loss on
	Initial	Cash	disposal of	Balance at	Cash	disposal of	Adjustments to	Balance at
Description of the charge	Reserve	Charges	assets	Dec 31, 2002	Charges	assets	Reserve	Sept 30, 2003

Severance, benefits and legal costs	$5,204	$(2,635)	$—	$2,569	$(2,211)	$—	$(214)	$144
Office closure costs	1,083	(28)	(47)	1,008	(424)	(77)	196	703

Total	$6,287	$(2,663)	$(47)	$3,577	$(2,635)	$(77)	$(18)	$847

     In third quarter 2003, we reduced our estimate of severance, benefits and legal costs by $214,000, primarily as a result of our decision to offer indefinite full-time employment to certain employees previously subject to temporary retention arrangements, and accrued an additional $196,000 for office closure costs based on our revised estimate of the time required to sublease the vacated office space in the current economic environment. Both adjustments were made through the income statement. The remaining balance for severance, benefits and legal costs represents the unpaid amounts under a disputed termination agreement with a foreign employee. The remaining balance for office closure costs is being paid out as the leases and any related subleases run through their remaining terms.

7. E3 Acquisition Reserves

     In conjunction with the acquisition of E3 Corporation (“E3”) in September 2001, we recorded initial acquisition reserves of approximately $14.6 million for restructuring charges and other direct costs associated with the acquisition. These costs related primarily to facility closures, employee severance, investment banker fees, and legal and accounting costs. We subsequently increased the purchase price and the E3 acquisition reserves by $1.3 million during 2002 based on our revised estimates of the restructuring costs to exit the activities of E3 and the other direct costs of the acquisition. In third quarter 2003, we reduced our estimate of employee severance and termination benefits costs by $172,000 based upon the final settlement with certain international employees and accrued an additional $190,000 for facility termination and sublease costs based on our revised estimate of the time required to sublease the vacated office space in the current economic environment. Both adjustments were made through the income statement. The unused portion of the acquisition reserves, which is included in accrued expenses and other liabilities on the balance sheet, was $625,000 at September 30, 2003 and $1.2 million at December 31, 2002. A summary of the charges and adjustments recorded against the reserves is as follows:

	Initial	Cash	Adj to	Balance	Cash	Non-Cash	Adj to	Balance
Description of charge	Reserve	Charges	Reserves	Dec 31, 2002	Charges	Charges	Reserves	Sept 30, 2003

Restructuring charges under EITF 95-3:
Facility termination and sublease costs	$4,689	$(5,040)	$1,129	$778	$(318)	$(25)	$190	$625
Employee severance and termination benefits	4,351	(4,115)	184	420	(248)		(172)	—
Termination payments to distributors	500	(100)	(400)	—	—	—	—	—
E3 user group and trade show cancellation fees	84	(72)	(12)	—	—	—	—	—
Direct costs under SFAS 141:
Legal and accounting costs	2,344	(2,709)	407	42	(42)	—	—	—
Investment banker fees	2,119	(2,119)	—	—	—	—	—	—
Due diligence fees and expenses	350	(376)	26	—	—	—	—	—
Filing fees, appraisal services and transfer taxes	110	(100)	(10)	—	—	—	—	—

Total	$14,547	$(14,631)	$1,324	$1,240	$(608)	$(25)	$18	$625

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

     Employee severance and termination benefits are costs resulting from a plan to involuntarily terminate employees from an acquired company as described in EITF No. 95-3. As of the consummation date of the acquisition, executive management approved a plan to involuntarily terminate approximately 31% of the 338 full time employees of E3. In the first three months following the consummation of the E3 acquisition, management completed the assessment of which employees would be involuntarily terminated and communicated the termination arrangements to the affected employees in accordance with statutory requirements of the local jurisdictions in which the employees were located. As of September 30, 2003, all employee severance and termination benefits had been paid.

8. Stock Repurchase Program

     In July 2002, our Board of Directors authorized the repurchase of up to two million shares of our outstanding common stock. Under this repurchase program, we periodically repurchased common shares on the open market at prevailing market prices during a one-year period ended July 22, 2003. We repurchased a total of 175,000 shares of our common stock for $1.8 million under this program, including 75,000 shares that were purchased during the nine months ended September 30, 2003 for $757,000.

9. Employee Stock Purchase Program

     We terminated our 1999 Employee Stock Purchase Plan (“1999 Purchase Plan”) on August 15, 2003 because purchases under the 1999 Purchase Plan would be considered compensatory under SFAS No. 123, Accounting for Stock-Based Compensation. The 1999 Purchase Plan provided eligible employees the ability to purchase our common stock semi-annually at 85% of the lesser of (1) the fair market value on the first day of the 24 months offering period, or (2) the fair market value on the last day of each semi-annual purchase period. During the nine months ended September 30, 2003, 385,003 shares were purchased at prices ranging from $10.57 to $10.58.

10. Income Taxes

     We recorded a provision for income taxes of $374,000, or 10% of the reported income before income taxes in the three months ended September 30, 2003 compared to a provision for income taxes of $417,000, or 35.5% of income before income taxes in the three months ended September 30, 2002. We recorded an income tax benefit of $136,000, or 6% of the reported income before income taxes in the nine months ended September 30, 2003 compared to a provision for income taxes of $4.4 million, or 35.5% of income before income taxes in the nine months ended September 30, 2002. The provision for income taxes recorded in third quarter 2003, and the income tax benefit in the nine months ended September 30, 2003, are reported net of a one-time tax benefit of $938,000. During 2002, we established a valuation allowance of $3.5 million for foreign tax credit carryovers due to our excess credit position. We subsequently elected in third quarter 2003 to capitalize a significant portion of our research and development costs in the 2002 federal income tax return, which allowed us to more fully utilize certain tax credits that could not previously be realized. With this election, we reversed $2.3 million of the previously recorded valuation allowance, which resulted in the one-time tax benefit of $938,000, an increase to additional paid in capital of $1.1 million, and an increase in income taxes payable of $262,000. The effective income tax rate for 2003, excluding the effect of the $938,000 one-time tax benefit, is 35% and takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits.

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

11. Business Segments and Geographic Data

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Revenues:
Americas	$36,710	$32,179	$95,621	$108,449
Europe	15,616	12,989	43,909	44,013
Asia/Pacific	7,051	4,858	17,093	15,494

	59,377	50,026	156,623	167,956
Sales and transfers among regions	(1,426)	(614)	(4,452)	(1,810)

Total revenues	$57,951	$49,412	$152,171	$166,146

	September 30,	December 31,
	2003	2002

Identifiable assets:
Americas	$262,009	$260,502
Europe	45,978	43,446
Asia/Pacific	12,640	11,106

Total identifiable assets	$320,627	$315,054

     We have organized our business segments around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry:

•	Retail Enterprise Systems include corporate level merchandise management systems that enable retailers to optimize their inventory control, product mix, pricing and promotional strategies, automate demand forecasting and replenishment, and enhance the productivity and accuracy of warehouse processes. In addition, Retail Enterprise Systems include a comprehensive set of tools for analyzing business results and trends, tracking customer shopping patterns, space management, trade allowance and promotional program management, production planning, layout and delivery of advertising content, and for monitoring strategic plans and tactical decisions.

•	In-Store Systems include point-of-sale, e-commerce and back office applications that enable retailers to capture, analyze and transmit certain sales, store inventory and other operational information to corporate level merchandise management systems using hand-held, radio frequency devices, point-of-sale workstations or via the Internet.

•	Collaborative Solutions include applications that enable business-to-business collaborative planning, forecasting and replenishment between retailers and their suppliers. Collaborative Solutions, which currently include portions of Retail Enterprise Systems applications that can be used by suppliers as well as collaboration specific solutions, enable retailers and their suppliers to optimize the sharing of plans, information and supply chain decisions between trading partners in such areas as inventory replenishment, marketing/promotions, sales planning/execution and category management.

     A summary of the revenues, operating income (loss), and depreciation attributable to each of these business segments for the three and nine months ended September 30, 2003 and 2002 is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Revenues:
Retail Enterprise Systems	$43,047	$32,063	$107,082	$112,907
In-Store Systems	3,873	6,237	10,341	20,473
Collaborative Solutions	11,031	11,112	34,748	32,766

	$57,951	$49,412	$152,171	$166,146

Operating income (loss):
Retail Enterprise Systems	$7,558	$5,437	$13,865	$24,331
In-Store Systems	254	802	(202)	5,009
Collaborative Solutions	3,057	1,700	8,466	7,045
Other (see below)	(7,338)	(7,106)	(20,979)	(25,362)

	$3,531	$833	$1,150	$11,023

Depreciation:
Retail Enterprise systems	$1,518	$1,432	$4,792	$4,394
In-Store systems	201	312	673	879
Collaborative Solutions	323	383	1,208	996

	$2,042	$2,127	$6,673	$6,269

Other:
Amortization of intangible assets	$798	$711	$2,242	$2,137
In-process research and development charge	—	—	—	800
Relocation costs to consolidate development and support activities	458	—	1,718	—
Restructuring, office closure costs and other charges	—	—	—	1,295
Gain on sale of office facility	—	—	(639)	—
General and administrative expenses	6,082	6,395	17,658	21,130

	$7,338	$7,106	$20,979	$25,362

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

Overview

     We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, e-commerce, inventory optimization, and collaborative planning and forecasting requirements of the retail industry and its suppliers. Our solutions enable our customers to collect, manage, organize and analyze information throughout their retail enterprise, and to collaborate with suppliers and customers over the Internet at multiple levels within their organization. We also offer maintenance services to our software customers, and enhance and support our software business by offering specific services that are designed to enable our clients to rapidly achieve the benefits of our solutions. These services include project management, system planning, system design and implementation, custom configurations, and training services. Demand for our implementation services is driven by, and often trails, sales of our software products. Consulting services revenues are generally more predictable but generate lower gross margins than software license revenues.

Significant Trends and Developments in Our Business

     Outlook for Fourth Quarter 2003. We continue to have a strong software sales pipeline, particularly in North America, and we believe there are a significant number of sales opportunities that will support a sustained level of activity. However, we believe at this time there are a limited number of outstanding prospects in the transaction system market for Portfolio Merchandise Management Systems and Portfolio Store Systems. The preponderance of the business in the near term software sales pipeline continues to be for Strategic Merchandise Management Solutions.

     We currently anticipate that our software license and maintenance services revenue results in fourth quarter 2003 will improve compared to fourth quarter 2002 and compared to third quarter 2003. We believe the anticipated growth in software and maintenance services revenues will be offset in part by a decline in service revenues and service margins (see “Our Service Revenues and Service Margins Continue to Decline”), and seasonally higher incentive compensation, particularly in sales and consulting as employees begin to hit accelerators in their compensation plans. In addition, we expect total expense in fourth quarter 2003 to increase as a result of owning Engage for a full quarter (see "We Have Completed the Acquisitions of Vista Software Solutions, Inc. and Engage, Inc.”) as compared to only two months in third quarter 2003.

     Economic Conditions Continue to Impact our Operating Results. Our operating results continue to be impacted by weak economic conditions in certain geographic regions and the continued weakness in the retail industry. We believe economic conditions in the Americas region may have begun to recover, as our customers appear to have improved confidence and willingness to make capital expenditures for information technology. However, the outlook for the other regions of the world remains inconsistent and we see no broad signs of improvement in Europe or Asia/Pacific. Furthermore, although some of the factors that negatively impacted our operating results in the early months of 2003 are still present, namely (i) the disruption from the early phases of implementation of the Customer Value Program (see “The Implementation of the Customer Value Program Has Impacted Our Operating Results”), (ii) the US war with and continued violence in Iraq, (iii) the economic uncertainty related to the threat of future terrorist attacks and wars, and (iv) the Severe Acute Respiratory Syndrome (“SARS”), we believe their importance and impact on our operating results have diminished.

     The retail industry continues to exercise significant due diligence prior to making large capital outlays, and the decision-making process for investments in information technology remains highly susceptible to deferral. As a result, our sales cycles remain elongated and we continue to experience uncertainty predicting the size and timing of individual contracts. For example, we signed four large software licenses ($1.0 million or greater) during both third and second quarter 2003 as compared to none during first quarter 2003, three in fourth quarter 2002 and one in second quarter 2002. Although orders for certain of our products can be taken over the telephone, the average sales cycle for larger software license contracts can range from six months to over one year. We continue to believe that delays in the decision-making process have been, and may continue to be, the most significant issue affecting our software license revenue results.

     Economic conditions have negatively impacted the demand for our Portfolio Merchandise Management Systems and Portfolio Store Systems over the past two years and we believe there is still no evidence to support a sustained return to the historical levels of activity in the transaction systems market in the near term. We did, however, sign five new Portfolio Merchandise Management Systems licenses in third quarter 2003. We believe the next drivers for growth in the transaction systems market will be sustained economic improvement, the introduction and acceptance of Portfolio Point of Sales (“PPOS”), our Java-based In-Store System that was commercially released in second quarter 2003, and the .Net Platform version of our Portfolio Merchandise Management Systems, which is still under development, that we believe will provide our customers easier implementation of software applications in a modular format and lower total cost of ownership (see “We Continue to Invest in New

Product Development and Have Expanded Our Markets"). We sold PPOS to our first beta customer in third quarter 2003. Industry surveys indicate that point-of-sales systems are becoming an increased priority for retailers. We believe the long-term prospects for our new PPOS product and In-Store Systems sales are promising, in part because we are positioned to take advantage of any replacement cycle for point-of-sales systems driven by a shift to new technology platforms.

     Our Competitive Environment is Changing. The pace of consolidation in our industry continues to accelerate and there is a trend towards fewer, larger software vendors. This will ultimately translate into a smaller number of companies that will offer an enterprise solution set. We believe the JDA Portfolio provides a competitive advantage as it offers the broadest integrated enterprise solution set in the retail supply chain market today and the deepest functionality in any individual solution area, particularly in those functional areas that are of greatest interest to retailers in the current economic environment. Since 2001, the majority of our software license revenues have been associated with our Strategic Merchandise Management Solutions that require lower levels of services to implement and provide a quicker return on investment (“ROI”). None of our competitors have a solution set equivalent to our Strategic Merchandise Management Solutions, and as a result, their competitive impact may have become less relevant. We also believe existing and potential customers are exhibiting an increased desire to purchase solutions from a single vendor that provides an integrated enterprise solution set rather than dealing with multiple smaller point solution vendors. For example, we signed six multi-product licenses during third quarter 2003. We believe our broad enterprise solution set will result in continued sales of multi-product licenses.

     We believe decisions to purchase information technology are currently being driven by the competitive nature of the retail industry. Although there is continued weakness in the industry, retailers do not want to get left behind. As a result, we believe retailers may be taking the opportunity now to invest in technologies that will position them for improved performance in the marketplace when the economy improves. We also believe that many of our customers now view JDA as a long-term solution provider with the ability to provide the kind of business solutions partnership they’re looking for. Furthermore, there appears to be a growing confidence in our ability to deliver software solutions to the largest retail customers. During third quarter 2003 we signed licenses with two “Tier 1” retail customers, which we define as retailers with more than $5 billion in annual revenues, one of which included a license for a Portfolio Merchandise Management System and several other JDA Portfolio products.

     Software license revenues from existing customers, as a percentage of total software license revenues, has generally increased over the past two years, and represented 70% of total software revenues during the nine months ended September 30, 2003 compared to 60% in the nine months ended September 30, 2002. We believe this trend will continue and that this metric is a direct result of our large customer base, principally amassed through our acquisition activities in 2000 and 2001, and the focus we have placed on selling more JDA Portfolio products to existing customers through our Customer Value Program. Over the past three years, the addition of Strategic Merchandise Management Solutions such as Portfolio Space Management by Intactix and Portfolio Replenishment by E3 to the JDA Portfolio have provided significant back-selling opportunities in our customer base. The majority of our customers only own one JDA product.

     Our Business Segment Revenue Mix is Changing. The In-Store Systems business segment provided 7% of our total revenues in the nine months ended September 30, 2003 compared to 12% in the nine months ended September 30, 2002. PPOS, our Java-based In-Store System, was commercially released in second quarter 2003 and was sold to our first beta customer in third quarter 2003. We do not believe the In-Store Systems business segment will grow until economic conditions improve and early adopters of the PPOS application complete their implementations and become reference-able. Industry surveys indicate that point-of-sales systems are becoming an increased priority for retailers. We believe the long-term prospects for our new PPOS product and In-Store Systems sales are promising, in part because we are positioned to take advantage of any replacement cycle for point-of-sales systems driven by a shift to new technology platforms.

     The Collaborative Solutions business segment, which includes sales of software licenses and services to customers outside our traditional retail market, provided 23% of our total revenues in the nine months ended September 30, 2003 compared to 20% in the nine months ended September 30, 2002. Our collaborative specific solutions enable retailers and their suppliers to optimize the sharing of plans, information and supply chain decisions between trading partners in such areas of inventory replenishment, marketing/promotions, sales planning/execution and category management. As of September 30, 2003, there were 175 trading partners worldwide that are live and operational on our Marketplace Replenishment application that enables manufacturers, distributors and retailers to work from a single, shared demand forecast.

     We are aggressively looking to acquire solutions that will increase the breadth of our JDA Portfolio offerings in the In-Store Systems and Collaborative Solutions business segments.

     Our Service Revenues and Service Margins Continue to Decline. Service revenues, which include consulting services, training revenues and reimbursed expenses, decreased 24% in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, primarily due to a decrease in demand for the implementation of Portfolio Merchandise Management Systems and Portfolio Store Systems. As a result of the economic downturn, we believe retailers have changed their buying behavior and that this has resulted in a fundamental shift in the mix of demand for the various types of products we sell from high dollar projects to higher ROI point solutions that have shorter implementation timeframes. We also believe the average implementation times for our software products have declined due to increased training and expertise in our consulting organization, and as a direct result of the investments we have made over the past few years to increase the functionality, stability, scalability, integration and ease of implementation of the products in the JDA Portfolio. Furthermore, since 2001 the majority of our product demand has been associated with our Strategic Merchandise Management Solutions that require lower levels of services to implement, and as a result, it is harder to attain optimum productivity from our consulting staff. We expect service revenues to be approximately $1.5 million to $2.0 million lower in fourth quarter 2003 compared to third quarter 2003 due to the normal seasonal impact of the holidays.

     Service revenue margins were 17% in the nine months ended September 30, 2003, compared to 29% in the nine months ended September 30, 2002. The decrease in service revenue margins is attributable to lower utilization of our consulting personnel and higher incentive compensation and benefit costs. Our utilization rate decreased to 47% in third quarter 2003 compared to 50% in second quarter 2003 and 50% in third quarter 2002. We do not believe the lower utilization rates are simply a result of excess headcount. Rather, we believe the lower utilization rates result from the continuing weak economic conditions that have decreased the overall demand for Portfolio Merchandise Management Systems and Portfolio Store Systems and the related implementation services, and the improved integration and reduced implementation timeframes for the products in the JDA Portfolio. We believe implementation timeframes will continue to shorten and as a result, our service organization will need to become more efficient while being deployed on multiple short projects instead of more focused longer term engagements. We are currently evaluating new ways to deliver and charge for our services that we believe will address this issue. However, improvement of our service margins is not expected to occur immediately and service margins will decline before they begin to improve. We currently expect service margins to drop approximately $3.0 million to $3.5 million in fourth quarter 2003 compared to third quarter 2003. The anticipated reduction in service margins results from the combination of our product mix, the seasonal impact of the holidays, the timing and acceptance of work performed under fixed bid arrangements, and our expectation of sequentially higher software license sales in fourth quarter 2003 that will trigger accelerators in our compensation plans for service employees. We do not expect the remedial measures we have taken to address this issue will have a significant impact until first quarter 2004. At that time we expect to have the ability to forecast the duration of the depressed service margins with more accuracy.

     The effect of lower service revenues on our margins was offset in part by a $1.2 million decrease and a $2.5 million decrease in employee costs during the three and nine months ended September 30, 2003, respectively related to consulting services employees who were used to supplement new product development and quality assurance activities, and to assist with business development and client support activities under the CVP. The cross-utilization of consulting services employees is expected to continue in fourth quarter 2003.

     The Implementation of the Customer Value Program Has Impacted Our Operating Results. We reorganized the Company in fourth quarter 2002 in connection with the implementation of the Customer Value Program (“CVP”) effective January 1, 2003. Implementation of the CVP caused initial disruptions in our sales, services and training functions that negatively impacted our revenues and operating results in the early months of 2003. The most significant negative impact of the CVP implementation is behind us and we expect the transition to be completed by the end of 2003. CVP was designed to (i) refocus the organization on delivering value to our existing customer base, (ii) strengthen our competitive position, (iii) improve the quality, satisfaction and efficiency of our customers’ experience with JDA, (iv) increase revenues, (v) better align our cost structure, and (vi) improve our operating results. We believe many of these goals have been met, and that the CVP may have resulted in various invitations from customers in recent quarters to participate in their strategic business development activities.

     We recorded a $5.0 million restructuring in fourth quarter 2002 for the workforce reduction and office closure costs to reorganize the Company in connection with the implementation of the CVP. In addition, we have incurred $2.2 million in relocation costs through September 30, 2003, including $458,000 and $1.7 million during the three and nine months ended September 30, 2003, respectively, to consolidate our development and client support activities. We expect to incur an additional $150,000 to $200,000 in relocation costs during the next three months to complete the consolidation of development and client support activities. The relocation costs have been reported in income from continuing operations as incurred. Accordingly, there were no accrued liabilities associated with these charges at September 30, 2003 or December 31, 2002.

     We Continue to Invest in New Product Development and Have Expanded Our Markets. We invested $16.1 million and $42.9 million in the three and nine months ended September 30, 2003, respectively, and approximately $292 million from 1998 to 2002 in new product development and the acquisition of complimentary products while remaining profitable and cash flow positive from operations. The acquisitions of Intactix, Zapotec, NeoVista Decision Series, E3, Vista and Engage have expanded our product offerings, and provided us with collaborative applications that address new vertical market opportunities with the manufacturers and wholesalers who supply our traditional retail customers. We believe our strategy of expanding our product portfolio and increasing the scalability of our products has been the key element in attracting larger retail customers, and we believe that it has resulted in a steady pattern of new customers licensing multiple products, as well as enhanced back-selling opportunities in our customer base.

     We are developing a series of enhancements to the JDA Portfolio products, based upon the Microsoft .Net technology platform (“.Net Platform”), that we believe will position us uniquely in the retail and collaborative solutions markets. Our goals are to ensure that our solutions offer: (i) increased ease of use, (ii) increased integration of business processes, (iii) reduced cost of ownership, (iv) faster implementation, and (v) faster return on investment. We believe our next generation technology will enhance our competitive position since we will be able to offer significant features and functionality using an advanced technology platform. Our goal is to begin delivering applications on the .Net Platform in mid-2004, starting with Portfolio Replenishment by E3, Portfolio Planning by Arthur, and certain of our Intellect applications. This is a significant investment by the Company as we are building our next generation of products, while at the same time, we continue development efforts on our existing products and complete the integration of acquired products. For example, we announced the commercial availability of PPOS, our Java-based In-Store System in second quarter 2003 and currently plan to deliver JDA Portfolio 2004, a fully synchronized, integrated release of all our existing products, in first quarter 2004.

     During second quarter 2003 we announced a JDA Portfolio Investment Protection Program that provides existing customers with an upgrade path to the new .Net Platform, if and when available, at no additional license fee under the following conditions: (i) licensee is a current maintenance paying customer on their existing JDA applications, (ii) licensee is not in breach of any terms of their agreements, (iii) the version of the product that will run on the .Net platform has no more than minimal differences in price, features, and functionality from the licensee’s existing JDA applications, and (iv) the licensee relinquishes all rights to use previously licensed software under the terms of the platform transfer right following a reasonable transition period. If, however, the version of the product that will run on the .Net platform has more than minimal differences in price, features, and functionality, licensee may still exercise this right provided they agree to pay an additional fee equal to the price that would be charged to other existing users of licensee’s current products to migrate to the new .Net Platform. Customers will pay any required third party charges associated with the new platform.

     We currently expect quarterly product development expense to remain at approximately third quarter 2003 levels until the release of our first products on the .Net Platform in mid-2004.

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

Vista’s solutions also enable consumer goods manufacturers to manage trade promotions, minimize trade deductions costs and more accurately forecast product demand. With this acquisition, we have expanded the JDA Portfolio with complementary software products that leverage the Microsoft .Net Platform and address the critical need for server-to-server data synchronization in Internet-based collaborative commerce. The acquisition was accounted for as a purchase, and accordingly, the operating results of Vista have been included in our consolidated financial statements from the date of acquisition. In connection with the Vista acquisition, we added 13 new employees, primarily in product development, and recorded $2.3 million of goodwill, $1.1 million in software technology, and $1.2 million for customer lists and other intangibles. Vista contributed $888,000 in total revenues during nine months ended September 30, 2003, including $275,000 in software license revenues and $473,000 in maintenance services revenue. Pro forma operating results have not been presented, as the acquisition is not material to our consolidated financial statements.

     On August 4, 2003 we acquired substantially all the remaining assets of Engage, Inc. (“Engage”) for a total cost of $3.5 million, which includes the cash purchase price of $3.0 million plus $468,000 in direct costs of the acquisition. Engage is a provider of enterprise advertising, marketing and promotion software solutions that improve a retailer’s promotion planning process and their delivery of marketing and advertising content. Engage’s advanced digital asset, content management and ad layout capabilities will merge with our existing Portfolio Revenue Management and Portfolio Knowledge Base applications to further expand our JDA Portfolio with functionality that streamlines the communication and collaboration among a retailer’s merchandising, promotions, production and store operation teams. The acquisition was accounted for as a purchase, and accordingly, the operating results of Engage have been included in our consolidated financial statements from the date of acquisition. In connection with the Engage acquisition, we added 31 new employees, approximately half of which are in product development, and recorded $306,000 of goodwill, $2.2 million in software technology, and $2.1 million for customer lists. Engage contributed over $720,000 in total revenues during the three months ended September 30, 2003, including $353,000 in maintenance services revenues and $315,000 in service revenues, and added $820,000 in expense. Pro forma operating results have not been presented, as the acquisition is not material to our consolidated financial statements.

     Our Financial Position is Strong and We Have Positive Operating Cash Flow. We continue to maintain a strong financial position during the current difficult economic cycle. As of September 30, 2003, we had $115 million in cash, cash equivalents and marketable securities, and no debt. In addition, during the nine months ended September 30, 2003 we generated $19.8 million in positive cash flow from operations.

     Hamish N. J. Brewer Has Been Promoted to Chief Executive Officer. Hamish N. J. Brewer was promoted to Chief Executive Officer on August 4, 2003 having served as our President since April 2001 and as a senior officer of the Company since 1996. He succeeds James D. Armstrong who will continue as Chairman of the Board. As Chairman, Mr. Armstrong will retain his active leadership role, focusing on strategic planning, merger and acquisition opportunities, major product decisions and key customer relationships.

Critical Accounting Policies

     We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

We have from time to time provided software and consulting services under fixed price contracts that require the achievement of certain milestones, and the payment terms in these contracts are generally tied to customer acceptance of the milestones. The revenue under such arrangements is recognized as the milestones are achieved or upon customer acceptance. We believe that milestones are a proper measure of progress under these contracts, as the milestones approximate the percentage of completion method of accounting.

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

We do not have significant billing or collection problems. Although infrequent and unpredictable, from time to time certain of our customers have filed bankruptcy and we have been required to refund the pre-petition amounts collected and settle for less than the face value of their remaining receivable pursuant to a bankruptcy court order. In these situations, as soon as it becomes probable that the net realizable value of the receivable is impaired, we provide reserves on the receivable. In addition, we monitor economic conditions in the various geographic regions in which we operate to determine if general reserves or adjustments to our credit policy in a region are appropriate for deteriorating conditions that may impact the net realizable value of our receivables.

•	Intangible Assets. Our business combinations typically result in goodwill and other intangible assets, which affects the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets and the annual impairment tests require management to make estimates of future revenues, customer retention rates and other assumptions that affect our consolidated financial statements.

•	Income Taxes. Our income tax policy records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We follow specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.

•	Stock-Based Compensation. We do not record compensation expense for options granted to our employees as all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, we do not record compensation expense for shares issued under our employee stock purchase plan. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma disclosure on a quarterly and annual basis of net income (loss) and net income (loss) per common share for employee stock option grants made, and shares issued under our employee stock purchase plan, as if the fair-value method defined in SFAS No. 123 had been applied. We terminated our 1999 Employee Stock Purchase Plan (“1999 Purchase Plan”) on August 15, 2003 because purchases under the 1999 Purchase Plan would be considered compensatory under SFAS No. 123, Accounting for Stock-Based Compensation.

Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 was adopted effective January 1, 2003. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3. Under SFAS No. 146, the liability for costs associated with exit or disposal activities is recognized and measured initially at fair value only when the liability is incurred, rather than at the date the Company committed to the exit plan. All exit or disposal activities that have occurred since January 1, 2003 have been accounted for in accordance with SFAS No. 146.

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

     The following table presents pro forma disclosures required by SFAS No. 148 of net income (loss) and basic and diluted earnings (loss) per share as if stock-based employee compensation had been recognized during the three and nine-month periods ended September 30, 2003 and 2002. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income — as reported	$3,374	$758	$2,427	$7,980
Less: stock-based compensation expense, net of related tax effects	(1,494)	(2,442)	(4,727)	(7,477)

Pro forma net income (loss)	$1,880	$(1,684)	$(2,300)	$503
Basic earnings per share — as reported	$.12	$.03	$.09	$.29
Diluted earnings per share — as reported	$.11	$.03	$.08	$.27
Basic earnings (loss) per share — pro forma	$.07	$(.06)	$(.08)	$.02
Diluted earnings (loss) per share — pro forma	$.06	$(.06)	$(.08)	$.02

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

Three months ended September 30, 2003 Compared to Three months ended September 30, 2002

     Revenues consist of product revenues and services revenue, which represented 65% and 35%, respectively, of total revenues in the three months ended September 30, 2003 compared to 52% and 48%, respectively in the three months ended September 30, 2002. Total revenues for the three months ended September 30, 2003 were $58.0 million, an increase of $8.6 million, or 17%, over the $49.4 million reported in the three months ended September 30, 2002.

Product Revenues

     Software Licenses. Software license revenues for the three months ended September 30, 2003 increased 77% to $19.1 million from $10.8 million in the three months ended September 30, 2002. The increase results primarily from an increase in sales of Portfolio Merchandise Management Systems and Strategic Merchandise Management Solutions in our Retail Enterprise Systems business segment. Although we signed five new Portfolio Merchandise Management Systems licenses in third quarter 2003, we believe at this time there are a limited number of outstanding prospects in the transaction system market for Portfolio Merchandise Management Systems and Portfolio Store Systems. The preponderance of the business in the near term software sales pipeline continues to be for Strategic Merchandise Management Solutions. We currently anticipate that total software license revenues in fourth quarter 2003 will improve compared to fourth quarter 2002 and compared to third quarter 2003.

     The retail industry continues to exercise significant due diligence prior to making large capital outlays, and the decision-making process for investments in information technology remains highly susceptible to deferral. As a result, our sales cycles remain elongated and we continue to experience uncertainty predicting the size and timing of individual contracts. For example, we signed four large software licenses ($1.0 million or greater) during both third and second quarter 2003 as compared to none during first quarter 2003, three in fourth quarter 2002 and one in second quarter 2002. Although orders for certain of our products can be taken over the telephone, the average sales cycle for larger software license contracts can range from six months to over one year. We continue to believe that delays in the decision-making process have been, and may continue to be, the most significant issue affecting our software license revenue results.

     Software license revenues from existing customers, as a percentage of total software license revenues, represented 53% of total software revenues during the three months ended September 30, 2003 compared to 69% in the three months ended September 30, 2002. The mix of software license revenues from existing customers can vary significantly from quarter-to-quarter. For example, software license revenues from existing customers, as a percentage of total software license revenues was 92% in second quarter 2003, 69% in first quarter 2003, and 69% in third quarter 2002. We believe that over time this metric will average about 65% to 75% and directly results from our large customer base, principally amassed through our acquisition activities in 2000 and 2001, and the focus we have placed on selling more JDA Portfolio products to existing customers through our Customer Value Program. Over the past three years, the addition of Strategic Merchandise Management Solutions such as Portfolio Space Management by Intactix and Portfolio Replenishment by E3 to the JDA Portfolio have provided significant back-selling opportunities in our customer base. The majority of our customers only own one JDA product.

     Software license revenues in the Retail Enterprise Systems Business segment increased 217% in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. This increase results primarily from an increase in sales of Portfolio Merchandise Management Systems and Strategic Merchandise Management Solutions. In-Store Systems software license revenues decreased 49% in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. PPOS, our Java-based In-Store System, was commercially released in second quarter 2003 and was sold to our first beta customer in third quarter 2003. We do not believe the In-Store Systems business segment will grow until economic conditions improve and early adopters of the PPOS application complete their implementations and become reference-able. Industry surveys indicate that point-of-sales systems are becoming an increased priority for retailers. We believe the long-term prospects for our new PPOS product and In-Store Systems sales are promising, in part because we are positioned to take advantage of any replacement cycle for point-of-sales systems driven by a shift to new technology platforms. Collaborative Solutions software license revenues decreased 40% in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Third quarter 2002 results include an unusually large sale to a non-retail customer. There were no comparable-sized transactions in the Collaborative Solutions business segment in third quarter 2003.

     Software license revenues in the Americas increased 104% in the three months ended September 30, 2003 compared to the three months ended September 30, 2002 due to a 482% increase in software license revenues related to Retail Enterprise Systems, offset in part by decreases in software license revenues related to In-Store Systems and Collaborative Solutions of 58% and 54%, respectively. Software license revenues in Europe increased 3% in the three months ended September 30, 2003 compared to the three months ended September 30, 2002 due to increases in software license revenues related to Retail Enterprise Systems and Collaborative Solutions applications of 6% and

99%, respectively, offset in part by a 93% decrease in software license revenues related to In-Store Systems. Software license revenues in Asia/Pacific increased 145% in the three months ended September 30, 2003 compared to the three months ended September 30, 2002 due to increases in software license revenues related to Retail Enterprise Systems, In-Store Systems, and Collaborative Solutions applications of 223%, 40%, and 3%, respectively.

     Maintenance Services. Maintenance services revenue for the three months ended September 30, 2003 increased 25% to $18.6 million from $14.9 million in the three months ended September 30, 2002 due primarily to increases in the customer base for Strategic Merchandise Management Solutions. We currently anticipate that maintenance services revenue in fourth quarter 2003 will increase compared to fourth quarter 2002 and compared to third quarter 2003.

Service Revenues

     Service revenues, which include consulting services, training revenues, and reimbursed expenses, decreased 15% in the three months ended September 30, 2003 to $20.2 million from $23.8 million in the three months ended September 30, 2002, primarily due to a decrease in demand for the implementation of Portfolio Merchandise Management Systems and Portfolio Store Systems. As a result of the economic downturn, we believe retailers have changed their buying behavior and that this has resulted in a fundamental shift in the mix of demand for the various types of products we sell from high dollar projects to higher ROI point solutions that have shorter implementation timeframes. We also believe the average implementation times for our software products have declined due to increased training and expertise in our consulting organization, and as a direct result of the investments we have made over the past few years to increase the functionality, stability, scalability, integration and ease of implementation of the products in the JDA Portfolio. Furthermore, since 2001 the majority of our product demand has been associated with our Strategic Merchandise Management Solutions that require lower levels of services to implement, and as a result, it is harder to attain optimum productivity from our consulting staff. We expect service revenues to be approximately $1.5  million to $2.0 million lower in fourth quarter 2003 compared to third quarter 2003 due to the normal seasonal impact of the holidays.

Business Segment Revenues

     Total revenues in our Retail Enterprise Systems business segment increased 34% to $43.0 million in the three months ended September 30, 2003 from $32.1 million in the three months ended September 30, 2002, primarily due to an increase in demand for Portfolio Merchandise Management Systems and substantially all Strategic Merchandise Management Solutions. Although we signed five new Portfolio Merchandise Management Systems licenses in third quarter 2003, we believe there are a limited number of outstanding prospects in the transaction system market at this time and there is still no evidence to support a sustained return to the historical levels of activity for these applications in the near term. We believe the next drivers for growth in the Retail Enterprise Systems business segment will be sustained economic improvement and the introduction and acceptance of the .Net Platform version of our Portfolio Merchandise Management Systems, which is still under development, that we believe will provide our customers easier implementation of software applications in a modular format and lower total cost of ownership. In addition, Portfolio Merchandise Management Systems typically have longer implementation time frames and our services group often performs the implementation services. As a result, the decline in software sales for these products is also having a negative impact on our consulting services revenue. The Retail Enterprise Systems business segment represented 74% of our total revenues in the three months ended September 30, 2003, compared to 65% in the three months ended September 30, 2002.

     Total revenues in our In-Store Systems business segment decreased 38% to $3.9 million in the three months ended September 30, 2003 from $6.2 million in the three months ended September 30, 2002. The Portfolio Store Systems in the In-Store Systems business segment tend to be heavily impacted during slower economic periods, as the implementation of a new point-of-sale system usually requires a substantial hardware investment. We do not believe the In-Store Systems business segment will grow until economic conditions improve and early adopters of the PPOS application complete their implementations and become reference-able. Industry surveys indicate that point-of-sales systems are becoming an increased priority for retailers. We believe the long-term prospects for our new PPOS product and In-Store Systems sales are promising, in part because we are positioned to take advantage of any replacement cycle for point-of-sales systems driven by a shift to new technology platforms. The In-Store Systems business segment represented 7% of total revenues in the three months ended September 30, 2003 compared to 13% in the three months ended September 30, 2002.

     Total revenues in our Collaborative Solutions business segment were $11.0 million in the three months ended September 30, 2003, compared to $11.1 million in the three months ended September 30, 2002. Maintenance service revenues increased in the third quarter 2003 compared to third quarter 2002, offset by decreases in software license revenues and service revenues. Third quarter 2002 results include an unusually large sale to a non-retail customer. There were no comparable-sized transactions in the Collaborative Solutions business segment in third quarter 2003. The Collaborative Solutions business segment is a focus area for growth as most of our customers in this segment currently own only one JDA product. The Collaborative Solutions business segment represented 19% of total revenues in the three months ended September 30, 2003 compared to 22% in the three months ended September 30, 2002.

Geographic Revenues

     Total revenues in the Americas (includes the United States, Canada and Latin America) increased 14% to $36.7 million in the three months ended September 30, 2003 from $32.2 million in the three months ended September 30, 2002 due to a 104% increase in software license revenues and a 23% increase in maintenance services revenue, offset in part by a 28% decrease in service revenues. We believe economic conditions in the Americas region may have begun to recover, as our customers appear to have improved confidence and willingness to make capital expenditures for information technology.

     Total revenues in Europe increased 20% to $15.6 million in the three months ended September 30, 2003 from $13.0 million in the three months ended September 30, 2002 due to increases in software license revenues, maintenance services revenues, and service revenues of 3%, 30%, and 23%, respectively. The outlook for software sales in this region remains inconsistent and we see no broad signs of improvement in Europe. Maintenance services revenue increased in third quarter 2003 compared to third quarter 2002 as a result of the growing install base in this region. Service revenues increased in third quarter 2003 compared to third quarter 2002 primarily as a result of services that are being provided in connection with a significant multi-million dollar contract signed in second quarter 2002.

     Total revenues in Asia/Pacific increased 45% to $7.1 million in the three months ended September 30, 2003 from $4.9 million in the three months ended September 30, 2002 due to increases in software license revenues, maintenance services revenues, and service revenues of 145%, 27%, and 15%, respectively. Software license revenues in this region increased in third quarter 2003 compared to third quarter 2002 primarily as a result of additional fees from an existing Portfolio Merchandise Management Systems contract in Australia. The outlook for software sales in this region remains inconsistent and we see no broad signs of improvement in Asia/Pacific. Maintenance services revenue increased in third quarter 2003 compared to third quarter 2002 as a result of the growing install base in this region.

Cost of Product Revenues

     Cost of Software Licenses. Cost of software licenses was $429,000, or 2% of software license revenues in the three months ended September 30, 2003 compared to $140,000, or 1% of software license revenues in the three months ended September 30, 2002. The increase in cost of software licenses results from the higher volume of software products sold in the three months ended September 30, 2003 that incorporate functionality from third party software providers and require the payment of royalties.

     Amortization of Acquired Software Technology. Amortization of acquired software technology was $1.2 million in the three months ended September 30, 2003, compared to $1.1 million in the three months ended September 30, 2002. The increase results from the amortization of software technology acquired in the acquisitions of Vista in second quarter 2003 and Engage in third quarter 2003.

     Cost of Maintenance Services. Cost of maintenance services increased 24% to $4.5 million, or 24% of maintenance services revenue, in the three months ended September 30, 2003 from $3.6 million, or 24% of maintenance services revenue, in the three months ended September 30, 2002. The increase results primarily from additional headcount to support our growing customer base, higher incentive compensation costs, and higher travel, training and recruiting costs. In addition, cost of maintenance services increased $83,000 in third quarter 2003 compared to third quarter 2002 for consulting services employees who were used to assist in client support activities.

At September 30, 2003, we had 155 employees in the customer support function compared to 142 at September 20, 2002.

Cost of Service Revenues

     Cost of service revenues decreased 4% to $16.4 million in the three months ended September 30, 2003 from $17.1 million in the three months ended September 30, 2002. This decrease results primarily from a 14% decrease in average consulting services headcount, and a $1.2 million decrease in employee costs related to consulting services employees who were used to supplement new product development and quality assurance activities, and to assist with business development and client support activities under the CVP during third quarter 2003 compared to third quarter 2002. These decreases were offset in part by higher incentive compensation costs in third quarter 2003 compared to third quarter 2002. At September 30, 2003, we had 437 employees in the consulting services and training functions compared to 516 at September 30, 2002. We currently expect seasonally higher incentive compensation in fourth quarter 2003 due to sequentially higher software license sales that will trigger accelerators in our incentive compensation plans for service employees.

Gross Profit

     Gross profit for the three months ended September 30, 2003 increased 29% to $35.5 million, or 61% of total revenues, from $27.5 million, or 56% of total revenues in the three months ended September 30, 2002. The increased in gross profit dollars and gross margin percentage results primarily from increases in software license revenues and maintenance services revenue 77% and 25%, respectively, offset in part by a 15% decrease in services revenue. Software licenses and maintenance services revenue have substantially higher margins than service revenues.

     Service revenue margins were 19% in the three months ended September 30, 2003, compared to 28% in the three months ended September 30, 2002. The decrease in service revenue margins is attributable to lower utilization of our consulting personnel and higher incentive compensation costs. Our utilization rate decreased to 47% in third quarter 2003 compared to 50% in second quarter 2003 and 50% in third quarter 2002. We do not believe the lower utilization rates are simply a result of excess headcount. Rather, we believe the lower utilization rates result from the continuing weak economic conditions that have decreased the overall demand for Portfolio Merchandise Management Systems and Portfolio Store Systems and the related implementation services, and the improved integration and reduced implementation timeframes for the products in the JDA Portfolio. We believe implementation timeframes will continue to shorten and as a result, our service organization will need to become more efficient while being deployed on multiple short projects instead of more focused longer term engagements. We are currently evaluating new ways to deliver and charge for our services that we believe will address this issue. However, improvement of our service margins is not expected to occur immediately and service margins will decline before they begin to improve. We currently expect service margins to drop approximately $3.0 million to $3.5 million in fourth quarter 2003 compared to third quarter 2003. The anticipated reduction in service margins results from the combination of our product mix, the seasonal impact of the holidays, the timing and acceptance of work performed under fixed bid arrangements, and our expectation of sequentially higher software license sales in fourth quarter 2003 that will trigger accelerators in our compensation plans for service employees. We do not expect the remedial measures we have taken to address this issue will have a significant impact until first quarter 2004. At that time we expect to have the ability to forecast the duration of the depressed service margins with more accuracy.

     The effect of lower service revenues on our margins was offset in part by a $1.2 million decrease in employee costs in third quarter 2003 compared to third quarter 2002 related to consulting services employees who were used to supplement new product development and quality assurance activities, and to assist with business development and client support activities under the CVP. The cross-utilization of consulting services employees is expected to continue in fourth quarter 2003.

Operating Expenses

     Operating expenses, excluding amortization of intangibles and relocation costs to consolidate development and client support activities, were $30.8 million, or 53% of total revenues, in the three months ended September 30, 2003, compared to $26.0 million, or 53% of total revenues in the three months ended September 30, 2002.

     Product Development. Product development expenses for the three months ended September 30, 2003 increased 23% to $12.7 million from $10.4 million in the three months ended September 30, 2002. Product development expense, as a percentage of product revenues, was 34% in the three months ended September 30, 2003 compared to 40% in the three months ended September 30, 2002. The increase in product development during the three months ended September 30, 2003 includes increases in salaries, benefits, and incentive compensation costs for full-time employees involved in the ongoing development of a series of enhancements to the JDA Portfolio products based upon the .Net Platform, as well as higher outside contractor costs. This is a significant investment by the Company as we are building our next generation of products, while at the same time, we continue development efforts on our existing products and complete the integration of acquired products. In addition, product development expenses increased $364,000 during third quarter 2003 compared to third quarter 2002 for consulting services employees who were used to supplement the new product development and quality assurance activities of our internal developers. We believe development of our software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized for GAAP purposes. At September 30, 2003, we had 400 employees in the product development function compared to 383 at September 30, 2002. We currently expect quarterly product development expense to remain at approximately third quarter 2003 levels until the release of our first products on the .Net Platform in mid-2004.

     Sales and Marketing. Sales and marketing expenses for the three months ended September 30, 2003 increased 30% to $12.0 million from $9.2 million in the three months ended September 30, 2002. Sales and marketing expense, as a percentage of total revenues, was 21% in the three months ended September 30, 2003 compared to 19% in the three months ended September 30, 2002. The increase in sales and marketing expenses includes higher commissions due to the $8.3 million increase in software license revenues, and an $867,000 increase in costs in third quarter 2003 compared to third quarter 2002 for consulting services employees who assisted with business development activities under the CVP, offset in part by a 10% decrease in average sales and marketing headcount and lower marketing costs. At September 30, 2003, we had 156 employees in the sales and marketing function including 74 direct sales representatives, 60 individuals in pre-sales positions, and 22 associates involved in the marketing function. At September 30, 2002, we had 173 employees in the sales and marketing function including 108 direct sales representatives, 38 individuals in pre-sales positions, and 27 associates involved in the marketing function. Sales and marketing costs will continue to vary with our overall software and revenue performance. We currently expect seasonally higher incentive compensation in fourth quarter 2003 as sales associates begin to hit accelerators in their compensation plans.

     General and Administrative. General and administrative expenses for the three months ended September 30, 2003 decreased 5% to $6.1 million from $6.4 million in the three months ended September 30, 2002. General and administrative expense, as a percentage of total revenues, was 10% in the three months ended September 30, 2003 compared to 13% in the three months ended September 30, 2002. The decrease in general and administrative expenses results primarily from a 10% decrease in average administrative headcount together with a reduction in outside contractor costs, a decrease in legal costs, and a $250,000 lower provision for doubtful accounts, offset in part by higher insurance and incentive compensation costs. We also incurred a $133,000 foreign exchange loss in third quarter 2003 compared to a $355,000 foreign exchange gain in third quarter 2002. Our gross accounts receivable have decreased 20% since December 31, 2002 due to lower revenues in the first half of 2003, changes in our product mix, and the collection of nearly $4.0 million in delinquent receivables. Our days sales outstanding (“DSO”) has improved to 62 days at September 30, 2003 compared to 79 DSO at December 31, 2002 and 95 DSO at September 30, 2002.

     Amortization of Intangibles. Amortization of intangibles was $798,000 in the three months ended September 30, 2003 compared to $711,000 in the three months ended September 30, 2002. The increase results from the amortization of customer list intangibles acquired in the acquisitions of Vista in second quarter 2003 and Engage in third quarter 2003.

     Relocation Costs to Consolidate Development and Client Support Activities. Approximately 150 people were offered the opportunity to relocate as part of the CVP initiative to consolidate our development and client support activities. As of September 30, 2003, a total of 50 employees have relocated and we currently anticipate that two additional employees will relocate in the next three months. We have incurred $2.2 million in relocation costs through September 30, 2003, including $458,000 in third quarter 2003. We expect to incur an additional $150,000 to $200,000 in relocation costs during the next three months to complete the consolidation of development and client support activities. The relocation costs have been reported in income from continuing operations as incurred.

Operating Income

     Operating income increased 324% to $3.5 million in the three months ended September 30, 2003 from $833,000 in the three months ended September 30, 2002. The increase in operating income results primarily from increases in software licenses and maintenance services revenue of 77% and 25%, respectively in third quarter 2003 compared to third quarter 2002, offset in part by a 15% decrease in service revenues and a $5.3 million increase in operating expenses. Operating income in our Retail Enterprise Systems business segment increased 39% to $7.6 million in the three months ended September 30, 2003 from $5.4 million in the three months ended September 30, 2002. The increase results primarily from higher software license and maintenance services revenue in this business segment in the third quarter 2003 compared to third quarter 2002. These increases were offset in part lower service revenues, utilization rates and margins, an increase in product development costs due to development activities on the .Net Platform and new releases of our Strategic Merchandise Management Solutions, and an increase in sales and marketing costs, primarily as a result of higher commissions.

     Operating income in our In-Store Systems business segment decreased 68% to $254,000 in the three months ended September 30, 2003 from $802,000 in the three months ended September 30, 2002. The decrease results from lower software license, maintenance services, and service revenues in third quarter 2003 compared to third quarter 2002, offset in part by headcount reductions in consulting services, a reduced investment in product development, and lower sales commissions.

     Operating income in our Collaborative Solutions business segment increased 80% to $3.1 million in the three months ended September 30, 2003 from $1.7 million in the three months ended September 30, 2002. The increase results primarily from higher maintenance service revenues and lower sales commissions in the third quarter 2003 compared to third quarter 2002, offset in part by decreases in software license revenues and service revenues, and an increase in product development headcount to support our new CPFR initiatives and future growth of this business segment.

Provision for Income Taxes

     We recorded a provision for income taxes of $374,000, or 10% of the reported income before income taxes in the three months ended September 30, 2003 compared to a provision for income taxes of $417,000, or 35.5% of income before income taxes in the three months ended September 30, 2002. The provision for income taxes recorded in third quarter 2003 is reported net of a one-time tax benefit of $938,000. During 2002, we established a valuation allowance of $3.5 million for foreign tax credit carryovers due to our excess credit position. We subsequently elected in third quarter 2003 to capitalize a significant portion of our research and development costs in the 2002 federal income tax return, which allowed us to more fully utilize certain tax credits that could not previously be realized. With this election, we reversed $2.3 million of the previously recorded valuation allowance, which resulted in the one-time tax benefit of $938,000, an increase to additional paid in capital of $1.1 million, and an increase in income taxes payable of $262,000. The effective income tax rate for 2003, excluding the effect of the $938,000 one-time tax benefit, is 35% and takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits.

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

Nine months ended September 30, 2003 Compared to Nine months ended September 30, 2002

     Revenues consist of product revenues and services revenue, which represented 62% and 38%, respectively, of total revenues in the nine months ended September 30, 2003 compared to 54% and 46%, respectively in the nine months ended September 30, 2002. Total revenues for the nine months ended September 30, 2003 were $152.2 million, a decrease of $13.9 million, or 8%, from the $166.1 million reported in the nine months ended September 30, 2002.

Product Revenues

     Software Licenses. Software license revenues for the nine months ended September 30, 2003 decreased 13% to $42.4 million from $48.6 million in the nine months ended September 30, 2002. The decrease results primarily from a decrease in sales of Portfolio Store Systems, and a decrease in sales of Portfolio Replenish by E3 products to non-retail customers. Software license sales continue to be impacted by weak economic conditions in certain geographic regions and the continued weakness in the retail industry. Although some of the factors that negatively impacted our operating results in the early months of 2003 are still present, namely (i) the disruption from the early phases of implementation of the Customer Value Program, (ii) the US war with and continued violence in Iraq, (iii) the economic uncertainty related to the threat of future terrorist attacks and wars, and (iv) the Severe Acute Respiratory Syndrome (“SARS”), we believe their importance and impact on our operating results have diminished.

     The retail industry continues to exercise significant due diligence prior to making large capital outlays, and the decision-making process for investments in information technology remains highly susceptible to deferral. As a result, our sales cycles remain elongated and we continue to experience uncertainty predicting the size and timing of individual contracts. For example, we signed four large software licenses ($1.0 million or greater) during both third and second quarter 2003 as compared to none during first quarter 2003, three in fourth quarter 2002 and one in second quarter 2002. Although orders for certain of our products can be taken over the telephone, the average sales cycle for larger software license contracts can range from six months to over one year. We continue to believe that delays in the decision-making process have been, and may continue to be, the most significant issue affecting our software license revenue results.

     Software license revenues from existing customers, as a percentage of total software license revenues, represented 70% of total software revenues during the nine months ended September 30, 2003 compared to 60% in the nine months ended September 30, 2002. The mix of software license revenues from existing customers can vary significantly from quarter-to-quarter. We believe that over time this metric will average about 65% to 75% and directly results from our large customer base, principally amassed through our acquisition activities in 2000 and 2001, and the focus we have placed on selling more JDA Portfolio products to existing customers through our Customer Value Program. Over the past three years, the addition of Strategic Merchandise Management Solutions such as Portfolio Space Management by Intactix and Portfolio Replenishment by E3 to the JDA Portfolio have provided significant back-selling opportunities in our customer base. The majority of our customers only own one JDA product.

     Software license revenues in the Retail Enterprise Systems business segment increased 2% in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. In-Store Systems software license revenues decreased 70% in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. PPOS, our Java-based In-Store System, was commercially released in second quarter 2003 and was sold to our first beta customer in third quarter 2003. We do not believe the In-Store Systems business segment will grow until economic conditions improve and early adopters of the PPOS application complete their implementations and become reference-able. Industry surveys indicate that point-of-sales systems are becoming an increased priority for retailers. We believe the long-term prospects for our new PPOS product and In-Store Systems sales are promising, in part because we are positioned to take advantage of any replacement cycle for point-of-sales systems driven by a shift to new technology platforms. Collaborative Solutions software license revenues decreased 26% in the nine months ended September 30, 2003 compared to the nine months ended

September 30, 2002, primarily as a result of a decrease in sales of Portfolio Replenishment by E3 products to non-retail customers.

     Software license revenues in the Americas were $28.8 million in the nine months ended September 30, 2003 which is flat compared to the nine months ended September 30, 2002, as a 25% increase in Retail Enterprise Systems software license revenues was offset by decreases in software license revenues related to In-Store Systems and Collaborative Solutions applications of 55% and 29%, respectively. Software license revenues in Europe decreased 43% in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 due to decreases in software license revenues related to Retail Enterprise Systems, In-Store Systems, and Collaborative Solutions applications of 45%, 94%, and 13%, respectively. Software license revenues in Asia/Pacific increased 13% in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 due to a 51% increase in Retail Enterprise Systems software license revenues, offset in part by decreases in software license revenues related to In-Store Systems and Collaborative Solutions applications of 60% and 29%, respectively.

     Maintenance Services. Maintenance services revenue for the nine months ended September 30, 2003 increased 25% to $52.3 million from $41.9 million in the nine months ended September 30, 2002 primarily due to increases in the customer base for Strategic Merchandise Management Solutions.

Service Revenues

     Service revenues, which include consulting services, training revenues, and reimbursed expenses, decreased 24% in the nine months ended September 30, 2003 to $57.5 million from $75.7 million in the nine months ended September 30, 2002, primarily due to a decrease in demand for the implementation of Portfolio Merchandise Management Systems and Portfolio Store Systems. As a result of the economic downturn, we believe retailers have changed their buying behavior and that this has resulted in a fundamental shift in the mix of demand for the various types of products we sell from high dollar projects to higher ROI point solutions that have shorter implementation timeframes. We also believe the average implementation times for our software products have declined due to increased training and expertise in our consulting organization, and as a direct result of the investments we have made over the past few years to increase the functionality, stability, scalability, integration and ease of implementation of the products in the JDA Portfolio. Furthermore, since 2001 the majority of our product demand has been associated with our Strategic Merchandise Management Solutions that require lower levels of services to implement, and as a result, it is harder to attain optimum productivity from our consulting staff.

Business Segment Revenues

     Total revenues in our Retail Enterprise Systems business segment decreased 5% to $107.1 million in the nine months ended September 30, 2003 from $112.9 million in the nine months ended September 30, 2002, primarily due to a decrease in demand for implementation services on Portfolio Merchandise Management Systems, offset in part by an increase in maintenance services revenue. We believe there are a limited number of outstanding prospects in the transaction system market at this time and there is still no evidence to support a sustained return to the historical levels of activity for these applications in the near term. We believe the next drivers for growth in the Retail Enterprise Systems business segment will be sustained economic improvement and the introduction and acceptance of the .Net Platform version of our Portfolio Merchandise Management Systems, which is still under development, that we believe will provide our customers easier implementation of software applications in a modular format and lower total cost of ownership. Portfolio Merchandise Management Systems typically have longer implementation time frames and our services group often performs the implementation services. As a result, the decline in software sales for these products is also having a negative impact on our consulting services revenue. The Retail Enterprise Systems business segment represented 70% of our total revenues in the three months ended September 30, 2003, compared to 68% in the three months ended September 30, 2002.

     Total revenues in our In-Store Systems business segment decreased 49% to $10.3 million in the nine months ended September 30, 2003 from $20.5 million in the nine months ended September 30, 2002, primarily due to a decrease in software license and service revenues from Portfolio Store Systems. The Portfolio Store Systems in the In-Store Systems business segment tend to be heavily impacted during slower economic periods, as the implementation of a new point-of-sale system usually requires a substantial hardware investment. We do not believe the In-Store Systems business segment will grow until economic conditions improve and early adopters of the PPOS application complete their implementations and become reference-able. Industry surveys indicate that point-of-sales systems are becoming an increased priority for retailers. We believe the long-term prospects for our new PPOS product and In-Store Systems sales are promising, in part because we are positioned to take advantage of any replacement cycle for point-of-sales systems driven by a shift to new technology platforms. The In-Store Systems business segment represented 7% of total revenues in the nine months ended September 30, 2003 compared to 12% in the nine months ended September 30, 2002.

     Total revenues in our Collaborative Solutions business segment increased 6% to $34.7 million in the nine months ended September 30, 2003 from $32.8 million in the nine months ended September 30, 2002, primarily due to an increase in maintenance services revenue, offset in part by decreases in software license and services revenue related to sales of Portfolio Replenishment by E3 products to non-retail customers. The Collaborative Solutions business segment is a focus area for growth as most of our customers in this segment currently own only one JDA product. The Collaborative Solutions business segment represented 23% of total revenues in the nine months ended September 30, 2003 compared to 20% in the nine months ended September 30, 2002.

Geographic Revenues

     Total revenues in the Americas (includes the United States, Canada and Latin America) decreased 12% to $95.6 million in the nine months ended September 30, 2003 from $108.4 million in the nine months ended September 30, 2002 due to a 35% decrease in service revenues, offset in part by a 20% increase in maintenance services revenue. Software license revenues in the nine months ended September 30, 2003 were flat compared to the nine months ended September 30, 2002. We believe economic conditions in the Americas region may have begun to recover, as our customers appear to have improved confidence and willingness to make capital expenditures for information technology.

     Total revenues in Europe were $44.0 million in the nine months ended September 30, 2003 which is flat with the nine months ended September 30, 2002. Increases in maintenance services revenue and service revenues of 38% and 13%, respectively, were offset by a 43% decrease in software license revenues. The outlook for software sales in this region remains inconsistent and we see no broad signs of improvement in Europe.

     Total revenues in Asia/Pacific increased 10% to $17.1 million in the nine months ended September 30, 2003 from $15.5 million in the nine months ended September 30, 2002 due to increases in software licenses, maintenance services, and service revenues of 13%, 24%, and 5%, respectively. The outlook for software sales in this region remains inconsistent and we see no broad signs of improvement in Asia/Pacific.

Cost of Product Revenues

     Cost of Software Licenses. Cost of software licenses was $852,000, or 2% of software license revenues in the nine months ended September 30, 2003 compared to $1.3 million, or 3% of software license revenues in the nine months ended September 30, 2002. The decrease in cost of software licenses results from the lower volume of software products sold in the nine months ended September 30, 2003 that incorporate functionality from third party software providers and require the payment of royalties.

     Amortization of Acquired Software Technology. Amortization of acquired software technology was $3.3 million in the nine months ended September 30, 2003 compared to $3.2 million in the nine months ended September 30, 2002. The increase results from the amortization of software technology acquired in the acquisitions of Vista in second quarter 2003 and Engage in third quarter 2003.

     Cost of Maintenance Services. Cost of maintenance services increased 22% to $12.8 million, or 24% of maintenance services revenue, in the nine months ended September 30, 2003 from $10.5 million, or 25% of maintenance services revenue, in the nine months ended September 30, 2002. The increase results primarily from additional headcount to support our growing customer base, higher salaries, benefits and incentive compensation, and higher travel and training costs. In addition, cost of maintenance services increased $217,000 in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 for consulting services employees who were used to assist in client support activities.

Cost of Service Revenues

     Cost of service revenues decreased 11% to $47.9 million in the nine months ended September 30, 2003 from $53.8 million in the nine months ended September 30, 2002. This decrease results primarily from a 19% decrease in average consulting services headcount, and a $2.5 million decrease in employee costs during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 related to consulting services employees who were used to supplement new product development and quality assurance activities, and to assist with business development and client support activities under the CVP. These decreases were offset in part by higher salaries, benefits, and incentive compensation, and higher travel and training costs.

Gross Profit

     Gross profit for the nine months ended September 30, 2003 decreased 10% to $87.4 million, or 57% of total revenues, from $97.4 million, or 59% of total revenues in the nine months ended September 30, 2002. The decrease in gross profit dollars and gross margin percentage results primarily from decreases in software license and service revenues of 13% and 24%, respectively, offset in part by a 25% increase in maintenance services revenue. Software licenses and maintenance services revenue have substantially higher margins than service revenues.

     Service revenue margins were 17% in the nine months ended September 30, 2003, compared to 29% in the nine months ended September 30, 2002. The decrease in service revenue margins is attributable to lower utilization of our consulting services personnel and higher salaries, benefits and incentive compensation. Our utilization rate decreased to 44% in the nine months ended September 30, 2003 compared to 50% in the nine months ended September 30, 2002. We do not believe the lower utilization rates are simply a result of excess headcount. Rather, we believe the lower utilization rates result from the continuing weak economic conditions that have decreased the overall demand for Portfolio Merchandise Management Systems and Portfolio Store Systems and the related implementation services, and the improved integration and reduced implementation timeframes for the products in the JDA Portfolio. We believe implementation timeframes will continue to shorten and as a result, our service organization will need to become more efficient while being deployed on multiple short projects instead of more focused longer term engagements. We are currently evaluating new ways to deliver and charge for our services that we believe will address this issue. However, improvement of our service margins is not expected to occur immediately and service margins will decline before they begin to improve. We currently expect service margins to drop approximately $3.0 million to $3.5 million in fourth quarter 2003 compared to third quarter 2003. The anticipated reduction in service margins results from the combination of our product mix, the seasonal impact of the holidays, the timing and acceptance of work performed under fixed bid arrangements, and our expectation of sequentially higher software license sales in fourth quarter 2003 that will trigger accelerators in our compensation plans for service employees. We do not expect the remedial measures we have taken to address this issue will have a significant impact until first quarter 2004. At that time we expect to have the ability to forecast the duration of the depressed service margins with more accuracy.

     The effect of lower utilization rates was offset in part by a $2.5 million decrease in employee costs during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 related to consulting services employees who were used to supplement new product development and quality assurance activities, and to assist with business development and client support activities under the CVP. The cross-utilization of consulting services employees is expected to continue in fourth quarter 2003.

Operating Expenses

     Operating expenses, excluding amortization of intangibles, relocation costs to consolidate development and client support activities, purchased in-process research and development, restructuring, office closure costs and other charges, and gain on sale of office facility, increased 1% to $82.9 million, or 54% of total revenues, in the nine months ended September 30, 2003, compared to $82.2 million, or 49% of total revenues in the nine months ended September 30, 2002. We achieved cost savings in the nine months ended September 30, 2003 from decreases in sales and marketing and administrative headcount that resulted from the reorganization of the Company in fourth quarter 2002 in connection with the implementation of the CVP, $2.4 million lower provision for doubtful accounts, and a reduction in legal costs and customer dispute charges. These savings were substantially offset by increases in salaries, benefits and incentive compensation, higher insurance costs and our investment in training to effect the transition to the CVP and the .Net Platform.

     Product Development. Product development expenses for the nine months ended September 30, 2003 increased 14% to $35.5 million from $31.2 million in the nine months ended September 30, 2002. Product development expense, as a percentage of product revenues, was 37% in the nine months ended September 30, 2003 compared to 34% in the nine months ended September 30, 2002. The increase in product development during the nine months ended September 30, 2003 includes increases in average headcount, wage increase, and higher incentive compensation costs for full-time employees involved in the ongoing development of a series of enhancements to the JDA Portfolio products based upon the .Net Platform, as well as higher outside contractor costs. This is a significant investment by the Company as we are building our next generation of products, while at the same time, we continue development efforts on our existing products and complete the integration of acquired products. In addition, product development expenses increased $1.1 million during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 for consulting services employees who were used to supplement the new product development and quality assurance activities of our internal developers, offset in part by lower travel and training costs.

     Sales and Marketing. Sales and marketing expenses for the nine months ended September 30, 2003 were $29.7 million, which is flat compared to the nine months ended September 30, 2002. Sales and marketing expense, as a percentage of total revenues, was 20% in the nine months ended September 30, 2003 compared to 18% in the nine months ended September 30, 2002. Sales and marketing expenses increased in the nine months ended September 30, 2003 as a result of higher commissions and a $1.2 million increase in costs for consulting services employees who assisted with business development activities under the CVP, offset in part by a 15% decrease in average sales and marketing headcount and lower marketing costs.

     General and Administrative. General and administrative expenses for the nine months ended September 30, 2003 decreased 16% to $17.7 million from $21.1 million in the nine months ended September 30, 2002. General and administrative expense, as a percentage of total revenues, was 12% in the nine months ended September 30, 2003 compared to 13% in the nine months ended September 30, 2002. The decrease in general and administrative expenses results primarily from a decrease in average administrative headcount, $2.4 million lower provision for doubtful accounts, and a reduction in legal costs and customer dispute charges, offset in part by wage increases, and increases in health insurance costs and incentive compensation.

     Amortization of Intangibles. Amortization of intangibles was $2.2 million in the nine months ended September 30, 2003 compared to $2.1 million in the nine months ended September 30, 2002. The increase results from the amortization of customer list intangibles acquired in the acquisitions of Vista in second quarter 2003 and Engage in third quarter 2003.

     Relocation Costs to Consolidate Development and Client Support Activities. Approximately 150 people were offered the opportunity to relocate as part of the CVP initiative to consolidate our development and client support activities. As of September 30, 2003, a total of 50 employees have relocated and we currently anticipate that two additional employees will relocate in the next three months. We have incurred $2.2 million in relocation costs through September 30, 2003, including $1.7 million in the nine months ended September 30, 2003. We expect to incur an additional $150,000 to $200,000 in relocation costs during the next three months to complete the consolidation of development and client support activities. The relocation costs have been reported in income from continuing operations as incurred.

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

     Gain on Sale of Office Facility. We recorded a $639,000 gain in second quarter 2003 on the sale of an excess office facility in the United Kingdom.

Operating Income

     Operating income was $1.1 million in the nine months ended September 30, 2003 compared to operating income of $11.0 million in the nine months ended September 30, 2002. The decrease in operating income results primarily from decreases in software licenses and service revenues of 13% and 24%, respectively in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2002 and higher incentive compensation, offset in part by a 25% increase in maintenance services revenues, $2.4 million lower bad debt provision, 145 or 10% fewer employees, $1.2 million lower restructuring and relocation costs, and a $639,000 gain on the sale of an excess office facility.

     Operating income in our Retail Enterprise Systems business segment decreased 43% to $13.9 million in the nine months ended September 30, 2003 from $24.3 million in the nine months ended September 30, 2002. The decrease results primarily from lower service revenues, utilization rates and margins, an increase in product development costs due to development activities on the         .Net Platform and new releases of our Strategic Merchandise Management Solutions, and an increase in sales and marketing costs, primarily as a result of higher commissions, offset in part by an increase in maintenance services revenue.

     We incurred an operating loss of $202,000 in our In-Store Systems business segment in the nine months ended September 30, 2003 compared to operating income of $5.0 million in the nine months ended September 30, 2002. The decrease results from lower product and services revenues in this business segment in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, offset in part by headcount reductions in consulting services, a reduced investment in product development, and lower sales commissions.

     Operating income in our Collaborative Solutions business segment increased 20% to $8.5 million in the nine months ended September 30, 2003 from $7.0 million in the nine months ended September 30, 2002. The increase results primarily from an increase in maintenance services revenues due to an increased customer base, and a decrease in sales and marketing costs, offset in part by lower software licenses and service revenues, and an increase in product development headcount to support our new CPFR initiatives and future growth of this business segment.

Provision for Income Taxes

     We recorded an income tax benefit of $136,000, or 6% of the reported income before income taxes in the nine months ended September 30, 2003 compared to a provision for income taxes of $4.4 million, or 35.5% of income before income taxes in the nine months ended September 30, 2002. The income tax benefit in the nine months ended September 30, 2003 is reported net of a one-time tax benefit of $938,000. During 2002, we established a valuation allowance of $3.5 million for foreign tax credit carryovers due to our excess credit position. We subsequently elected in third quarter 2003 to capitalize a significant portion of our research and development costs in the 2002 federal income tax return, which allowed us to more fully utilize certain tax credits that could not previously be realized. With this election, we reversed $2.3 million of the previously recorded valuation allowance, which resulted in the one-time tax benefit of $938,000, an increase to additional paid in capital of $1.1 million, and an increase in income taxes payable of $262,000. The effective income tax rate for 2003, excluding the effect of the $938,000 one-time tax benefit, is 35% and takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits.

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

Liquidity and Capital Resources

     We had working capital of $120.8 million at September 30, 2003 compared with $121.0 million at December 31, 2002. Cash and marketable securities at September 30, 2003 were $115.0 million, an increase of $13.1 million over the $101.9 million reported at December 31, 2002. Working capital remained flat at September 30, 2003 compared to December 31, 2002 primarily as a result of an increase in cash and marketable securities and a reduction in accrued expenses and other liabilities, offset by a decrease in accounts receivable and income tax receivable, and an increase in deferred revenue. Cash and marketable securities balances increased in the nine months ended September 30, 2003 primarily as a result of cash provided by operating activities and the cash received from the issuance of common stock under our stock option and employee stock purchase plans. Our net receivables were $39.7 million, or 62 days sales outstanding (“DSOs”) at September 30, 2003 compared to $47.1 million, or 79 DSOs at December 31, 2002, and $52.1 million, or 95 DSOs at September 30, 2002. Collection of receivables continues to be an area of focus during these tentative economic times. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including seasonality, shifts in customer buying patterns, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.

     Operating activities provided cash of $19.8 million in the nine months ended September 30, 2003 and $27.7 million in the nine months ended September 30, 2002. The decrease in cash provided from operating activities results primarily from a $5.6 million decrease in net income in the nine months ended September 30, 2003 compared to the nine months ended September 30 2002, a $6.6 million decrease in the income tax benefits from the exercise of stock options and shares purchased under the employee stock purchase plan, a $5.7 million smaller increase in deferred revenue, and a $2.4 million lower provision for doubtful accounts. The decreases in cash were partially offset by a $4.2 million smaller decrease in prepaid expenses and other current assets in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, a $3.1 million smaller decrease in deferred income taxes due primarily to our election to capitalize a significant portion of our research and development costs for 2002 on our federal income tax return, a $2.2 million larger decrease in income tax receivable, and a $2.2 million smaller decrease in accounts payable, accrued expenses and other liabilities.

     Investing activities utilized cash of $19.9 million in the nine months ended September 30, 2003 and $31.1 million in the nine months ended September 30, 2002. Cash utilized by investing activities in the nine months ended September 30, 2003 results primarily from $7.1 million in capital expenditures, the net purchase of $6.6 million of marketable securities, $4.0 million in cash expended to acquire Vista, and $3.3 million in cash expended to acquire Engage, offset in part by $1.8 million in proceeds from the disposal of property and equipment, primarily from the sale of an excess office facility in the United Kingdom. Cash utilized by investing activities in the nine months ended September 30, 2002 includes the net purchases of $14.3 million of marketable securities, the payment of $8.3 million in direct costs related to the acquisition of E3, $4.2 million in cash expended to acquire J•Commerce, and $5.0 million in capital expenditures.

     Financing activities provided cash of $4.6 million in the nine months ended September 30, 2003 and $16.2 million in the nine months ended September 30, 2002. The activity in both periods includes proceeds from the issuance of common stock under our stock option and employee stock purchase plans. In addition, the activity for the nine months ended September 30, 2003 includes the repurchase of 75,000 shares of our outstanding stock for $757,000. We terminated our 1999 Employee Stock Purchase Plan on August 15, 2003 because purchases under the 1999 Purchase Plan would be considered compensatory under SFAS No. 123.

     Changes in the currency exchange rates of our foreign operations had the effect of increasing cash by $1.9 million in the nine months ended September 30, 2003, compared to $793,000 in the nine months ended September 30, 2002. We currently have no derivative instruments and have not engaged in any material foreign currency hedging transactions. We are considering hedging our assets and liabilities that are denominated in non-functional currencies to minimize the impact of foreign exchange gains and losses on our operations.

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

     On April 30, 2003 we acquired substantially all the intellectual property of Vista Software Solutions, Inc. (“Vista”), and Vista’s active customer agreements for a total cost of $4.6 million, which includes the cash purchase price of $3.8 million plus $780,000 in direct costs of the acquisition. Vista is a provider of collaborative business-to-business software solutions that enable retailers and consumer goods manufacturers to more efficiently synchronize and integrate data, including product descriptions, product images, pricing and promotion information throughout their supply and demand chains. Vista’s solutions also enable consumer goods manufacturers to manage trade promotions, minimize trade deductions costs and more accurately forecast product demand. With this acquisition, we have expanded the JDA Portfolio with complementary software products that leverage the Microsoft .Net Platform and address the critical need for server-to-server data synchronization in Internet-based collaborative commerce. The acquisition was accounted for as a purchase, and accordingly, the operating results of Vista have been included in our consolidated financial statements from the date of acquisition. In connection with the Vista acquisition, we added 13 new employees, primarily in product development, and recorded $2.3 million of goodwill, $1.1 million in software technology, and $1.2 million for customer lists and other intangibles. Vista contributed $888,000 in total revenues during nine months ended September 30, 2003, including $275,000 in software license revenues and $473,000 in maintenance services revenue.

     On August 4, 2003 we acquired substantially all the remaining assets of Engage, Inc. (“Engage”) for a total cost of $3.5 million, which includes the cash purchase price of $3.0 million plus $468,000 in direct costs of the acquisition. Engage is a provider of enterprise advertising, marketing and promotion software solutions that improve a retailer’s promotion planning process and their delivery of marketing and advertising content. Engage’s advanced digital asset, content management and ad layout capabilities will merge with our existing Portfolio Revenue Management and Portfolio Knowledge Base applications to further expand our JDA Portfolio with functionality that streamlines the communication and collaboration among a retailer’s merchandising, promotions, production and store operation teams. The acquisition was accounted for as a purchase, and accordingly, the operating results of Engage have been included in our consolidated financial statements from the date of acquisition. In connection with the Engage acquisition, we added 31 new employees, approximately half of which are in product development, and recorded $306,000 of goodwill, $2.2 million in software technology, and $2.1 million for customer lists. Engage contributed over $720,000 in total revenues during the three months ended September 30, 2003, including $353,000 in maintenance services revenues and $315,000 in service revenues, and added $820,000 in expense.

     In July 2002, our Board of Directors authorized the repurchase of up to two million shares of our outstanding common stock. Under this repurchase program, we periodically repurchased common shares on the open market at prevailing market prices during a one-year period ended July 22, 2003. We repurchased a total of 175,000 shares of our common stock for $1.8 million under this program, including 75,000 shares that were purchased during the nine months ended September 30, 2003 for $757,000.

     We believe that our cash and cash equivalents, investments in marketable securities, and funds generated from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months.

Factors That May Affect Our Future Results or The Market Price of Our Stock

     We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2003 and for the nine months then ended contained elsewhere in this Form 10-Q.

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

Our Stock Price Has Been And May Remain Volatile.

     The trading price of our common stock has in the past and may in the future be subject to wide fluctuations. Examples of factors that we believe have caused fluctuations in our stock price in the recent past include the following:

•	Cancelled or delayed purchasing decisions related to the September 11 terrorist attack and the uncertainty related to potential future terrorist attacks and the war with and continued violence in Iraq;

•	The millennium change;

•	Conversion to the Euro currency;

•	External and internal marketing issues;

•	Our announcement of our reduced visibility and increased uncertainty concerning future demand for our products;

•	Increased competition;

•	Elongated sales cycles;

•	A limited number of reference accounts with implementations in the early years of product release;

•	Certain design and stability issues in early versions of our products; and

•	Lack of desired features and functionality.

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

Our Gross Margins May Vary Significantly or Decline.

     Because the gross margins on product revenues (software licenses and maintenance services) are significantly greater than the gross margins on consulting services revenue, our combined gross margin has fluctuated from quarter to quarter, and it may continue to fluctuate significantly based on revenue mix. As a result of the economic downturn, we believe retailers have changed their buying behavior and that this has resulted in a fundamental shift in the mix of demand for the various types of products we sell. Demand for our Portfolio Merchandise Management Systems and Portfolio Store Systems has declined and customers now appear to be more interested in buying Strategic Merchandise Management Solutions that require lower levels of services to implement, enable lower inventory levels without reducing sales, and provide a quicker return on investment. The decline in software sales of Portfolio Merchandise Management Systems and Portfolio Store Systems is having a corollary negative impact on our service revenues as consulting services revenue typically lags the performance of software revenues by as much as one year. As a result of this change in revenue mix, we expect that our consulting services revenue will continue to decline sequentially each quarter until there is sustained improvement in economic conditions and the demand for Portfolio Merchandise Management Systems and Portfolio Store Systems and the related implementation services returns. In addition, our gross margins on consulting services revenue vary significantly with the rates at which we utilize our consulting personnel, and as a result, our overall gross margins will be adversely affected when there is not enough work to keep our consultants busy. We may face some constraints on our ability to adjust consulting service headcount and expense to meet demand, due in part to our need to retain consulting personnel with sufficient skill sets to implement and maintain our full set of products.

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

We May Continue to Encounter Difficulties Successfully Implementing Our Recent Corporate Reorganization.

     In fourth quarter 2002 we substantially reorganized our Company to improve the profitability of our operations and to implement our Customer Value Program initiative. As part of this reorganization, we terminated a significant number of personnel both domestically and internationally, reassigned certain existing personnel and added a number of new personnel. We will likely continue to encounter difficulties implementing this extensive and complex reorganization. As anticipated, our decision to reorganize the Company and implement the CVP caused initial disruptions in our sales, services and training functions that negatively impacted our revenues and operating results in early months of 2003. Although we believe the most significant negative impact of the CVP implementation is behind us, the costs and risks associated with the widespread changes contemplated in the CVP may continue to adversely affect our operating results throughout the remainder of 2003. Potential risks include, but are not limited to: (i) the possible disruption in our operations caused by such a large and complex reorganization; (ii) the cost of disposing of redundant office facilities; and (iii) the possibility that we will not be able to successfully recruit appropriately skilled and experienced personnel to fill new positions.

We Are Dependent Upon The Retail Industry.

     Historically, we have derived 80% or more of our revenues from the license of software products and the performance of related services to retail customers. Although the acquisitions of Arthur, Intactix, Zapotec, NeoVista Decision Series, E3, Vista and Engage have expanded our product offerings to provide collaborative applications that address new vertical market opportunities with the manufacturers and wholesalers who supply our traditional retail customers, our future growth is critically dependent on increased sales to retail customers. The success of our customers is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, we believe that the licensing of certain of our software products involves a large capital expenditure, which is often accompanied by large-scale hardware purchases or other capital commitments. As a result, demand for our products and services could decline in the event of instability or potential downturns.

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

     Certain of our software products, including MMS Multi-Channel, Store Portal, Portfolio Point of Sales, and certain modules of Affinity and Intellect, have been commercially released within the last two years. Other modules of Affinity and Intellect are still in beta or under development. In addition, we have only recently announced our intentions to develop or acquire a series of business-to-business e-commerce solutions, including products in furtherance of our pursuit of the market for Collaborative Solutions. The markets for these products are new and evolving, and we believe that retailers and their suppliers may be cautious in adopting web-based and other new technologies. Consequently, we cannot predict the growth rate, if any, and size of the markets for our e-

commerce products or that these markets will continue to develop. Potential and existing customers may find it difficult, or be unable, to successfully implement our e-commerce products, or may not purchase our products for a variety of reasons, including their inability or unwillingness to deploy sufficient internal personnel and computing resources for a successful implementation. In addition, we must overcome significant obstacles to successfully market our newer products, including limited experience of our sales and consulting personnel. If the markets for our newer products fail to develop, develop more slowly or differently than expected or become saturated with competitors, or if our products are not accepted in the marketplace or are technically flawed, our business, operating results and financial condition will decline.

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

     Despite efforts to mitigate the risks of the .Net Platform project, there can be no assurances that our efforts to re-write many of our current products and to develop new products using the .Net Platform will be successful. If the .Net Platform project is not successful, it likely will have a material adverse effect on our business, operating results and financial condition. Moreover, we cannot assure you that, even if we successfully re-write our products on the .Net Platform, our re-written products will achieve market acceptance.

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

There Are Many Risks Associated with International Operations.

     Our international revenues represented 45% of total revenues in the nine months ended September 30, 2003 as compared to 43% in the nine months ended September 30, 2002 and 43% for the year ended December 31, 2002.

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

     Our international business operations are subject to risks associated with international activities, including:

•	Currency fluctuations;

•	Higher operating costs due to local laws or regulations;

•	Unexpected changes in employment and other regulatory requirements;

•	Tariffs and other trade barriers;

•	Costs and risks of localizing products for foreign countries;

•	Longer accounts receivable payment cycles in certain countries;

•	Potentially negative tax consequences;

•	Difficulties in staffing and managing geographically disparate operations;

•	Greater difficulty in safeguarding intellectual property, licensing and other trade restrictions;

•	Ability to negotiate and have enforced favorable contract provisions;

•	Repatriation of earnings;

•	The burdens of complying with a wide variety of foreign laws;

•	Anti-American sentiment due to the war with Iraq, and other American policies that may be unpopular in certain regions;

•	The effects of regional and global infectious diseases such as SARS; and

•	General economic conditions in international markets.

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

     Our Retail Enterprise Systems compete primarily with internally developed systems and other third-party developers such as Aldata Solutions, Alphameric PLC (formerly Compass Software Group PLC), Connect3 Systems, Inc., Island Pacific, Inc. (formerly SVI Holdings, Inc., Marketmax, Inc. (recently acquired by SAS), Micro Strategies Incorporated, Evant, Inc. (formerly Nonstop Solutions), NSB Retail Systems PLC, Retek, Inc., and SAP AG. In addition, new competitors may enter our markets and offer merchandise management systems that target the retail industry.

     The competition for our In-Store Systems is more fragmented than the competition for our Retail Enterprise Systems. We compete primarily with small point-of-sale focused companies such as CRS Business Computers, MICRO Systems, Inc. (formerly Datavantage, Inc.), 360 Commerce, Tomax Technologies and Triversity, Inc. We also compete with other broad solution set providers such as NSB Retail Systems PLC and Retek, Inc.

     Our current Collaborative Solutions compete primarily with products from Connect3 Systems, Inc., Marketmax, Inc. (recently acquired by SAS), Evant Inc. (formerly Nonstop Solutions), AC Nielsen Corporation, i2 Technologies, Manugistics Group, Inc., Information Resources, Inc., and Synchra Systems.

     In the market for consulting services, we have pursued a strategy of forming informal working relationships with leading retail systems integrators such as Cap Gemini Ernst & Young, IBM Consulting Services (formerly PriceWaterhouseCoopers), Kurt Salmon Associates and Lakewest Consulting. These integrators, as well as independent consulting firms such as Accenture, AIG Netplex, CFT Consulting, SPL and ID Applications, also represent competition to our consulting services group. Moreover, because many of these consulting firms are involved in advising our prospective customers in the software selection process, they may successfully encourage a prospective customer to select software from a software company with whom they have a relationship. Examples of such relationships between consulting firms and software companies include the relationships between Retek, Inc. and Accenture, and between Retek, Inc. and IBM Global Services.

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

     We believe that significant investments in research and development are required to remain competitive, and that speed to market is critical to our success. Our future performance will depend in large part on our ability to enhance our existing products through internal development and strategic partnering, internally develop new products which leverage both our existing customers and sales force, and strategically acquire complementary retail point and collaborative solutions that add functionality for specific business processes to an enterprise-wide system. If clients experience significant problems with implementation of our products or are otherwise dissatisfied with their functionality or performance or if they fail to achieve market acceptance for any reason, our market reputation could suffer, and we could be subject to claims for significant damages. Although our customer agreements contain limitation of liability clauses and exclude consequential damages, there can be no assurances that such contract provisions will be enforced. Any such damages claim could impair our market reputation and could have a material adverse affect on our business, operating results and financial condition.

We Are Dependent on Key Personnel.

     Our performance depends in large part on the continued performance of our executive officers and other key employees, particularly the performance and services of James D. Armstrong our Chairman and Hamish N. J. Brewer our Chief Executive Officer. Mr. Brewer was promoted to Chief Executive Officer on August 4, 2003 having served as our President since April 2001 and as a senior officer of the Company since 1996. He succeeds Mr. Armstrong who will continue as Chairman of the Board. As Chairman, Mr. Armstrong will retain his active leadership role, focusing on strategic planning, merger and acquisition opportunities, major product decisions and key customer relationships. We do not have in place “key person” life insurance policies on any of our employees. The loss of the services of Mr. Armstrong, Mr. Brewer, or other key executive officers or employees without a successor in place, or any difficulties associated with our succession, could negatively affect our financial performance.

We May Have Difficulty Integrating Acquisitions.

     We continually evaluate potential acquisitions of complementary businesses, products and technologies, including those that are significant in size and scope. In pursuit of our strategy to acquire complementary products, we completed the acquisition of the assets of Zapotec Software, Inc. in February 2001, the NeoVista Decision Series from Accrue Software, Inc. in June 2001, the acquisition of all the common stock of E3 in September 2001, the acquisition of certain intellectual property from J•Commerce in April 2002, and the acquisition of certain intellectual property from Vista Software Solutions, Inc. in April 2003, and the acquisition of substantially all remaining intellectual property and certain other assets of Engage, Inc in August 2003. The E3 acquisition was our largest to date, and involved the integration of E3’s products and operations in 12 countries. The risks we commonly encounter in acquisitions include:

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

     Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 45% of our total revenues in the nine months ended September 30, 2002, as compared with 43% in the nine months ended September 30, 2002 and 43% in the year ended December 31, 2002. In addition, the identifiable net assets of our foreign operations totaled 21% of consolidated net assets at September 30, 2003 as compared to 20% of consolidated assets at December 31, 2002. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting unrealized foreign currency exchange gain of $2.1 million in the nine months ended September 30, 2003 compared to a foreign currency exchange gain of $705,000 in the nine months ended September 30, 2002. We did not engage in any material foreign currency hedging transactions during 2002 or the nine months ended September 30, 2003. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net working capital as of September 30, 2003 to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the September 30, 2003 rates would result in a currency translation loss of $2.0 million before tax.

     Interest rates. We invest our cash in a variety of financial instruments, including bank time deposits, and variable and fixed rate obligations of the U.S. Government and its agencies, states, municipalities, commercial paper and corporate bonds. These investments are denominated in U.S. dollars. We classify all of our investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on our investments is reflected in our financial statements under the caption “Other income, net.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have suffered a decline in market value due to a change in interest rates. We hold our investment securities for purposes other than trading. The fair value of securities held at September 30, 2003 was $37.4 million, which is approximately the same as amortized cost, with interest rates generally ranging between 1% and 2%.

Item 4: Controls and Procedures

     During and subsequent to the reporting period, and under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that were in effect at the end of the period covered by this quarterly report. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on September 30, 2003 were effective to ensure that information required to be disclosed in our reports to be filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. However, such officers also concluded that there are certain weaknesses in our Information Technology area (“IT”), including access security and change control. We have dedicated resources to correcting these issues and are in the process of implementing the necessary corrections. These weaknesses did not have a material impact on our ability to prepare this report including the financial statements contained herein. Other than the steps we have taken, or are in the process of taking, to correct certain weaknesses in our IT area with respect to access security and change control, there have been no significant changes in our internal controls over financial reporting, or to our knowledge, in other factors that could significantly affect these controls subsequent to September 30, 2003, including corrective actions with regard to significant deficiencies and material weaknesses.

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

     Not applicable

Item 5. Other Information

     Not applicable

Item 6. Exhibits and Reports on Form 8-K:

     (a) Exhibits: See Exhibit Index

     (b) Reports on Form 8-K

     We filed a Form 8-K dated August 4, 2003 with the Securities and Exchange Commission on August 5, 2003 to announce that Hamish N. J. Brewer, our President since April 2001 and as a senior officer of the Company since 1996, has been promoted to Chief Executive Officer. He succeeds James D. Armstrong who will continue as Chairman of the Board. As Chairman, Mr. Armstrong will retain his active leadership role, focusing on strategic planning, merger and acquisition opportunities, major product direction and key customer relationships.

     We filed a Form 8-K dated October 20, 2003 with the Securities and Exchange Commission on October 20, 2003 to furnish a copy of our October 20, 2003 press release announcing financial results for the quarter ended September 30, 2003. In addition, the Form 8-K included a discussion of the non-GAAP financial measures of operating income, operating income as a percentage of revenue, and earnings per share provided in the October 20, 2003 press release.

     This information provided in this report on Form 8-K and the Exhibits attached thereto was furnished under “Item 12. Disclosure of Results of Operations and Financial Condition.” The information shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall these reports be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, except as expressly set forth by specific reference in such filing.

JDA SOFTWARE GROUP, INC.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDA SOFTWARE GROUP, INC

Dated: November 12, 2003	By: /s/ Kristen L. Magnuson

Kristen L. Magnuson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #		Description of Document

2.1**	-	Asset Purchase Agreement dated as of June 4, 1998, by and among JDA Software Group, Inc., JDA Software, Inc. and Comshare, Incorporated.

2.2##	-	# Asset Purchase Agreement dated as of February 24, 2000, by and among JDA Software Group, Inc., Pricer AB, and Intactix International, Inc.

2.3###	-	# Agreement and Plan of Reorganization dated as of September 7, 2001, by and among JDA Software Group, Inc., E3 Acquisition Corp., E3 Corporation and certain shareholders of E3 Corporation.

3.1####	-	Third Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated July 23, 2002.

3.2***	-	First Amended and Restated Bylaws.

4.1*	-	Specimen Common Stock certificate.

4.2*(1)	-	Stock Redemption Agreement among the Company, James D. Armstrong and Frederick M. Pakis dated March 30, 1995.

10.1*(1)	-	Form of Indemnification Agreement.

10.2*(1)	-	1995 Stock Option Plan, as amended, and form of agreement thereunder.

10.3••(1)	-	1996 Stock Option Plan, as amended.

10.4*(1)	-	1996 Outside Directors Stock Option Plan and forms of agreement thereunder.

10.5 (1)####	-	Executive Employment Agreement between James D. Armstrong and JDA Software Group, Inc. dated July 23, 2002.

10.6**** (1)	-	Executive Employment Agreement between Hamish N. Brewer and JDA Software Group, Inc. dated January 22, 2003.

10.7 (1)####	-	Executive Employment Agreement between Kristen L. Magnuson and JDA Software Group, Inc. dated July 23, 2002.

10.8#(1)	-	1998 Nonstatutory Stock Option Plan.

10.9#(1)	-	1998 Employee Stock Purchase Plan.

10.10†	-	1999 Employee Stock Purchase Plan.

10.11††††	-	Lease Agreement between Opus West Corporation and JDA Software Group, Inc. dated April 30, 1998, together with First Amendment dated June 30, 1998, Second Amendment dated November 23, 1998, revised and restated Third Amendment dated October 20, 1999, Fourth Amendment dated May 30, 2001, Fifth Amendment dated May 31, 2001, Sixth Amendment dated August 2001, Seventh Amendment dated June 30 2003, and Letter Agreement dated June 30, 2003.

10.12**	-	Software License Agreement dated as of June 4, 1998 by and between Comshare, Incorporated and JDA Software, Inc.

10.14••••(2)	-	Value-Added Reseller License Agreement for Uniface Software between Compuware Corporation and JDA Software Group, Inc. dated April 1, 2000, together with Product Schedule No. Two dated September 28, 2001.

10.15*(1)	-	JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 1995.

10.17***(1)	-	#Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and Kristen L. Magnuson, amending certain stock options granted to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on September 11, 1997 and January 27, 1998.

10.18††(1)	-	# Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the From of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement).

Exhibit #		Description of Document

10.19†††(1)	-	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.20•(1)(3)	-	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.21• (1)(3)	-	# Form of Nonstatutory Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.22• (1) (4)	-	#Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1995 Stock Option Plan

10.23• (1)(5)	-	#Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan

10.24• (1)(6)	-	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan

10.25•••	-	# Secured Loan Agreement between JDA Software Group, Inc. and Silvon Software, Inc. dated May 8, 2001, together with Secured Promissory Note and Security Agreement.

31.1	-	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	-	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

**	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1998, as filed on June 19, 1998.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.

****	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed on March 19, 2003.

†	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, as filed on August 19, 1999.

††	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998.

†††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed on November 13, 1998.

††††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, as filed on August 13, 2003.

#	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, as filed on March 31, 1998.

##	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2000, as filed on March 1, 2000.

###	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2001, as filed on September 21, 2001.

####	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 12, 2002.

•	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.

••	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed on April 2, 2001.

•••	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, as filed on August 14, 2001.

••••	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 29, 2002.

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(2)	Confidential treatment has been granted as to part of this exhibit.

(3)	Applies to James D. Armstrong.

(4)	Applies to Hamish N. Brewer and Gregory L. Morrison.

(5)	Applies to Hamish N. Brewer, Peter J. Charness, Scott D. Hines, Gregory L. Morrison and David J. Tidmarsh.

(6)	Applies to Senior Executive Officers with the exception of James D. Armstrong and Kristen L. Magnuson.