Form 10-K
period 2003-12-31
JDA SOFTWARE GROUP INC
filed 2004-03-12
CIK 1006892

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                             ---------------------

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (480) 308-3000
                             ---------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]     No [ ]

     The approximate aggregate market value of the registrant's common stock held by non-affiliates of the registrant (based on the closing sales price of such stock as reported by the NASDAQ Stock Market) on June 30, 2003 was $300,433,967. Excludes shares of common stock held by directors, officers and each person who holds 5% or more of the registrant's common stock. Number of shares of common stock, $0.01 par value per share, outstanding as of March 5, 2004 was 29,040,595.

                      DOCUMENTS INCORPORATED BY REFERENCE

                DOCUMENTS                             FORM 10-K REFERENCE
                ---------                             -------------------
 Portions of the Proxy Statement for the    Items 10, 11, 12, 13 and 14 of Part III
    registrant's 2004 Annual Meeting of
     Stockholders are incorporated by
   reference into Part III of this Form
                   10-K

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Annual Report on Form 10-K contains forward-looking statements reflecting management's current forecast of certain aspects of our future. It is based on current information that we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, numbers of personnel, strategic relationships with third parties, and strategy. The forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "intend," "believe," "should," "would," "could," "anticipate" or other words that convey uncertainty of future events or outcomes. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Annual Report on Form 10-K, which you should read carefully. We would particularly refer you to the section under the heading "Factors That May Affect Our Future Results or the Market Price of Our Stock" for an extended discussion of the risks confronting our business. The forward-looking statements in this Annual Report on Form 10-K should be considered in the context of these risk factors.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, e-commerce, inventory optimization, and collaborative planning and forecasting requirements of the retail industry and suppliers to the retail industry. Our solutions enable customers to manage and optimize their inventory flows throughout the demand chain to the consumer, and provide optimized labor scheduling for retail store operations. Our customers include approximately 4,500 of the world's leading retail, consumer package goods ("CPG") manufacturers and wholesalers. We believe we have the largest retail customer installed base among our direct competitors, with more than 1,200 retail customers in over 60 countries and nearly 3,300 CPG manufacturers and wholesalers. Our customers include many of the world's leading retail, CPG manufacturing and wholesale organizations including AEON Company Ltd., Anheuser-Busch Companies, Carrefour, Colgate-Palmolive, CVS Pharmacy, Inc., Dollar General Corporation, Energizer Holdings, Inc., The Estee Lauder Companies, Inc., H. E. Butt Grocery Company, The Kroger Company, The Limited, Meijer Stores, Michaels Stores, Sodimac, Tesco and Wal-Mart. Our software solutions business is enhanced and supported by our retail and supplier specific professional services.

     We market our JDA Portfolio software solutions to approximately 3,200 retailers worldwide with annual sales of $100 million or more. More than 1,200 of these potential retail customers own at least one of our products. Our acquisitions of the Arthur Retail Business Unit ("Arthur"), Intactix International, Inc. ("Intactix"), E3 Corporation ("E3") and Vista Software Solutions, Inc. ("Vista"), have enabled us to expand our client base to include nearly 3,300 suppliers to the retail industry and added software applications that enable business-to-business collaborative planning, forecasting and replenishment ("CPFR") between retailers and their suppliers. These acquisitions, together with the investments we've made over the past few years to increase the scalability of our products, have enabled us to pursue emerging growth opportunities in the demand chain and further expand our target markets to include larger multi-national retail organizations and approximately 26,000 suppliers to the retail industry worldwide with annual sales of $100 million or more.

MARKET BACKGROUND

     Retail organizations and their suppliers are facing intensifying competition, fluctuating demand, evolving retail channels and increasing globalization. Sales are pressured, margins are compressed through intensified competition and almost all companies are trying to achieve improved results with fewer people. As a result, retail organizations seek technology solutions to better manage their increasingly complex businesses, improve their operating efficiencies and financial performance, and strengthen their relationships with customers and suppliers.

     Companies in the retail market we serve have specific technology requirements to support and optimize their operations. General enterprise resource planning ("ERP") solution providers have been unable to fully meet the demands of these organizations. Although our retail and wholesale customers have typically invested a low proportion of their total revenues in technology, as the leaders in this industry begin to demonstrate an ability to achieve market advantage through effective use of specialized applications, the requirement for all retailers to increase their investment in technology and adopt best practices has grown. Many of these companies have not yet replaced their customized legacy systems with packaged software solutions, and as result, there is substantial opportunity in our targeted retail market. In addition, many of the companies in our targeted retail market do not utilize sophisticated optimization solutions.

     The CPG manufacturing customers we serve employ solutions from JDA to optimize their ability to sell to consumers through the retail channel. While most of these companies have historically invested heavily in manufacturing systems from other providers, the technology support for their sales operations is generally limited. JDA is developing a new solutions market with these companies, focused on optimizing sales of consumer products to end consumers through collaborative solutions that allow the CPG manufacturer and the retailer to improve inventory assortment and availability at the point of sale.

JDA SOLUTIONS

     We are the leading provider of comprehensive, integrated software solutions specifically designed for the retail industry and its suppliers. We have developed and marketed our Retail Enterprise Systems and In-Store Systems to retailers for over 19 years, and our installed base of more than 1,200 retail customers is comprised of many of the world's leading retail organizations. In addition, our Collaborative Solutions have been installed at nearly 3,300 suppliers to the retail industry, enabling them to collaborate with their retailer customers to improve their supply chain management and business processes. We offer a wide range of retail specific professional services to help clients rapidly achieve the benefits of our solutions, including project management, system planning, design and implementation, custom configurations, training and support services.

     We are moving the organization of our solutions into six business application domains supported by several shared technology components:

     - MERCHANDISE MANAGEMENT SYSTEMS. These systems are typically utilized by retailers and provide solutions for enterprise management of inventory throughout the retail demand chain.

     - IN-STORE SYSTEMS. These systems are specific to retailers and provide point-of-sale tilling functions, in-store inventory management functions such as receiving, transfers, price management and physical inventory. Our in-store systems now include a workforce management solution to optimize in-store labor scheduling.

     - DEMAND CHAIN SOLUTIONS. These solutions provide management and optimization of inventory from finished goods at the CPG manufacturer through the demand chain to the end consumer.

     - PLANNING AND FORECASTING SOLUTIONS. These solutions provide retailers and their suppliers the ability to plan and project demand and ensure that customer service levels are optimized.

     - CUSTOMER RELATIONSHIP MANAGEMENT SOLUTIONS. These solutions allow management of large numbers of consumer relationships through loyalty programs. These solutions are distinct in nature from typical one-to-one selling solutions and focus explicitly on the management of large numbers of end consumers.

     - REVENUE MANAGEMENT SOLUTIONS. These solutions are designed to optimize pricing and margin, and incorporate the management of advertising and marketing functions.

     Our development initiative to move the JDA Portfolio to the Microsoft .Net Platform (".Net Platform") will enable us to provide point solutions that allow for the rapid deployment of a portion of the JDA Portfolio to solve a specific business requirement, while at the same time offering an integrated solution infrastructure that allows our customers to more readily expand and optimize their use of the JDA Portfolio (See "OUR PRODUCT STRATEGY").

JDA BUSINESS SEGMENTS

     We have organized our business segments around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry:

     Retail Enterprise Systems. The modern retail enterprise is required to rapidly collect, organize, distribute and analyze, and optimize information throughout its organization. Retail Enterprise Systems include corporate level merchandise management systems ("MERCHANDISE MANAGEMENT SYSTEMS") that enable retailers to manage their inventory, product mix, pricing and promotional execution, and enhance the productivity and accuracy of warehouse processes. In addition, Retail Enterprise Systems include a comprehensive set of tools for planning inventory and in-store space decisions throughout the demand chain, analyzing business results and trends, automating demand forecasting and replenishment, tracking customer shopping patterns, optimizing revenues through trade allowance and promotional program management ("STRATEGIC MERCHANDISE MANAGEMENT SOLUTIONS").

     In-Store Systems. Store-level personnel require systems that enhance and facilitate the retailer's direct interaction with the customer, and integrate the store-level operations into the overall business processes of the organization. In-Store Systems include point-of-sale, labor scheduling and back office applications that enable retailers to capture, analyze and transmit certain sales, store inventory and other operational information to corporate level merchandise management and payroll systems using hand-held, radio frequency devices, point-of-sale workstations or via the Internet. In-Store Systems now include a workforce management solution to optimize the scheduling of in-store labor, which typically represents the next largest operational cost for a retailer after inventory.

     Collaborative Solutions. CPG manufacturers and distributors are increasingly required by industry practices developed by retailers such as Wal*Mart, to collaborate with other participants in the demand chain. While these companies have historically focused on technology to support their ability to manufacture and supply products, this new era of collaboration with retailers has created a requirement for new technology solutions that are designed to optimize sales of products to end consumers through the retail channel. Collaborative Solutions provide applications that enable business-to-business collaborative activities such as collaborative planning, forecasting and replenishment ("CPFR"), collaborative category management including collaborative space and assortment planning, and collaborative revenue management through trade funds management programs. Our Collaborative Solutions offerings leverage existing solutions deployed to retailers within our Retail Enterprise Systems business segment.

     Our software products and services are designed to provide the following benefits:

     A Broad Set of Solutions for the Retail Demand Chain. We believe the JDA Portfolio is the broadest, most functional set of industry leading retail demand chain software solutions available to retailers and their suppliers. Integration costs often represent a significant expenditure for large enterprise systems. Our products are designed to be pre-integrated, reducing the time and cost required to deploy our solutions compared with our competitors. Our broad solution suite also encourages our customers to adopt our JDA Portfolio solutions as an internal standard for business applications, allowing them to simplify their technology partner relationships while reducing the risk of having one component of their enterprise solution set to be disrupted by the failure of a smaller point solution provider.

     Enhanced Decision Making and Responsiveness to Consumer Demands. The JDA Portfolio solutions help our customers better understand and fulfill consumer demands while improving operational efficiency. Our products enable vast amounts of consumer, sales and inventory data to be rapidly collected, organized, distributed and analyzed. Retailers and their suppliers can explore "what if" merchandising plans, track and analyze performance, business results and trends, monitor strategic plans, quickly implement operational strategies based upon sophisticated fact-based optimization techniques and adjust to changes in consumer purchasing patterns. The JDA Portfolio solutions also allow our customers to reduce their inventory exposure while offering the consumer a more compelling assortment at optimized prices.

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

     Enhanced Collaboration Between Retailers and Their Suppliers. As consumer markets become more competitive, retail customers realize they must do more than simply achieve increased efficiencies in their own organizations. A retailer's competitive advantage is now being defined by the efficiencies of their entire supply chain. As retailers and their suppliers cooperate to improve all aspects of the supply chain, a new breed of collaborative technology solutions continues to evolve. We have established a leading position in this new but rapidly growing market for software solutions. Our Collaborative Solutions allow retailers and their suppliers to plan and fulfill consumer demand through a complete suite of collaboration solutions that also enable trading partners to collaborate in planning, forecasting, replenishment, and space planning decisions. In addition, we are developing additional functionality that will enable retailers and their suppliers to make collaborative decisions for marketing, assortment, and promotion activities. As of December 31, 2003, there were approximately 200 trading partners worldwide live and fully operational on our MARKETPLACE REPLENISHMENT CPFR solution.

OUR PRODUCT STRATEGY

     The JDA Portfolio product strategy offers a suite of applications that can be deployed independently in order to provide a quick return on investment. These products have been developed or acquired by JDA in order to present customers with an enterprise offering that we believe is the broadest, most functional set of industry leading retail demand chain software solutions available to retailers and their suppliers. In addition, we have developed and provided the industry with a guaranteed series of integrations between the JDA Portfolio applications, which allow our customers to rapidly deploy large portions of the JDA Portfolio functionality with minimal integration costs. While we have achieved market leadership with this strategy, we believe there are significant opportunities and advantages to be gained by integrating our solutions into a common technical framework. This technical framework is based upon open Web Services standards, and is largely focused around the .Net Platform. We believe this approach will provide substantial benefits for both our customers and JDA:

     - Benefits for our Customers. It will be significantly easier for our customers to support and optimize their business processes with the full set of products in the JDA Portfolio, which in turn should enhance and accelerate our customers' return on their investment. Customers will find it easier to learn how to use our applications as the user interfaces will be standardized. Additionally, customers will be able to reduce their investments in information technology ("IT") infrastructure, and the skill levels required of our customers' internal IT personnel to support our products will be simplified.

     - Benefits for JDA. Ultimately, we will be able to reduce the number of applications and technologies we maintain while at the same time increase the overall depth and breadth of our solution offering. This change should reduce our R&D investment requirements in the long-term and allow us to accelerate delivery of new functionality. The .Net Platform will also enhance our ability to integrate acquisitions of technology that are also based upon open Web Services technology. We have incurred and will continue to incur, higher than usual R&D expenses as a percentage of product revenues, as we complete this transition, one product at a time, and keep our current product offerings competitive.

     Our goal is to begin delivering applications on the .Net Platform in third quarter 2004, starting with PORTFOLIO REPLENISHMENT BY E3, followed by PORTFOLIO PLANNING BY ARTHUR, and certain of our INTELLECT applications. We expect to complete the transition to the .Net Platform within the next two to three years. This is a significant investment by the Company as we are building our next generation of products, while at the same time, we continue development efforts on our existing products and complete the integration of acquired products. Throughout our product transition, we believe that we can also maintain our ability to deliver point solutions that can quickly address specific business requirements.

     We believe that enterprise solution providers will increasingly be expected to provide component-based and Web Services-based solution suites. We further believe that our ability to provide fully integrated solutions within a common technical framework will provide a significant competitive advantage as many competitive offerings become outdated. We hope to gain market share as many of our competitors may find it hard to fund a similar fundamental transition. In addition, our In-Store Systems development initiative is based on the emerging Java technology.

     As of December 31, 2003, we had 394 employees on our product development staff. Our product development expenditures in 2003, 2002, and 2001 were $48.5 million $41.8 million, and $34.4 million, which represented 23%, 19%, and 16%, of total revenues, respectively. We also invested nearly $78 million in acquisitions of complementary products during the three years ended December 31, 2003. In order to take advantage of certain efficiencies that the migration to the .Net Platform offers, we consolidated the majority of our development operations in Scottsdale, Arizona during 2003.

     The risks of our commitment to the .Net Platform include, but are not limited to, the following:

     - The possibility that prospective customers will refrain from purchasing the current versions of products to be re-written because they are waiting for the .Net Platform versions;

     - The possibility that our .Net Platform beta customers will not become favorable reference sites;

     - Adequate scalability of the .Net Platform for our largest customers;

     - The ability of our development staff to learn how to efficiently and effectively develop products using the .Net Platform;

     - Our ability to transition our installed base onto the .Net Platform when it is available;

     - Microsoft's ability to achieve market acceptance of the .Net platform;
       and

     - Microsoft's continued commitment to enhancing and marketing the .Net platform.

     We are attempting to mitigate some of the foregoing risks with the following strategies:

     - Provide customers who remain on maintenance with .Net Platform versions of our products as part of maintenance;

     - Use of large beta customers to test and to demonstrate scalability;

     - Use of the inherent component-based architecture that will enable us to manage changes to the code more efficiently;

     - Focus business process programmers on only certain components, which will isolate them from the overall complexity of the technology; and

     - Use of a development methodology whereby we conduct a series of performance benchmarks throughout the development effort so that performance enhancements are made continuously throughout the project.

     Despite efforts to mitigate the risks of the .Net Platform project, there can be no assurances that our efforts to re-write many of our current products and to develop new products using the .Net Platform will be successful. If the ..Net Platform project is not successful, it likely will have a material adverse effect on our business, operating results and financial condition.

OUR BUSINESS STRATEGY

     Despite relatively flat revenue performance over the past three years, we believe that our strategy will deliver growth as the level of economic activity in our markets improves. The major elements of our growth strategy are as follows:

     - We will continue to invest in our next generation of products based on open Web Services technology. We believe this will differentiate us from many of our competitors and increase our market share as we bring these products to market.

     - During the development of our next generation of products, we will continue to offer support and enhancements to our existing products and add complementary functionality to the JDA Portfolio through acquisition.

     - We will continue to focus on providing strategic value to our customers through our Customer Value Program. We believe we have the largest retail customer base, and that we have an opportunity to grow by achieving a more strategic relationship with our customers. Although 70% of our software license sales in 2003 were from our existing customer base, we still see a growth opportunity because two thirds of our retail customer base, and nearly all of our CPG manufacturers and wholesale customers, still only own one JDA product.

     - We intend to maintain the functional leadership that we have established in the industry. Our solutions, the people who develop them, and our sales and consulting associates are highly specialized. We believe this specialization makes it difficult for competitors to break into our market. Although we sometimes compete with much larger enterprise solution providers who have more resources at their disposal, we generally believe that our enhanced solutions capabilities and track record for delivery will protect our market leadership.

     - We will continue to develop our Collaborative Solutions business segment. The collaborative solutions market is still emerging. JDA has established an early leadership position and we believe that this market could grow to become a substantial portion of our business. There is significant opportunity as we market our JDA Portfolio software solutions to approximately 3,200 retailers and 26,000 suppliers to the retail industry worldwide with annual sales of $100 million or more.

PRODUCTS

MERCHANDISE MANAGEMENT SYSTEMS

     - PORTFOLIO MERCHANDISE MANAGEMENT ("PMM") is an open/client server merchandise management system that is designed to operate with Oracle relational database management systems running on the most popular UNIX platforms and with Windows NT/2000/XP. PMM, which consists of functional modules that can be selected and configured to fit multiple processing requirements, provides retailers with applications for core inventory control, cost and price management, purchase order management, promotional planning, automated replenishment, expert pricing, vendor submissions, rebate management and a business process level online help system. PMM supports the information requirements of international and multi-format retail organizations including multiple concurrent languages and currencies, user-specific terminology, and user-defined data structures. PMM also includes functionality specific to the inventory management requirements of the grocery industry for perishable products and prepared foods. We have a strategic alliance with Manhattan Associates under which we have and will work with mutual and prospective customers to develop, maintain, and support a standard tool set to ensure ease of integration between PMM and Manhattan Associates' PkMS(R) warehouse management application. We feel this strategic alliance will enable us to more effectively pursue larger customers that require an advanced warehouse management system and extended supply chain execution solution.

     - PORTFOLIO MERCHANDISE MANAGEMENT SYSTEM-I ("MMS") is a merchandising management system designed for the IBM iSeries environment that we believe is one of the most installed merchandise management systems in the world. MMS consists of functional modules, similar to those offered for PMM, which can be selected by a retailer and configured to fit their unique requirements. MMS also features enhanced functionality for apparel clients and international retailers, and a JAVA-based graphical user interface ("GUI") that incorporates technology licensed from third parties.

IN-STORE SYSTEMS

     - WIN/DSS is a Windows based in-store system that provides register operations in store, as well as back office processes such as sales orders, receiving, store inventory, and returns, and real-time hand-held radio frequency-based data collection and processing. WIN/DSS is also integrated with our STORE PORTAL and PORTFOLIO CUSTOMER RELATIONSHIP MANAGEMENT offerings to provide enterprise-wide inventory and customer management.

     - PORTFOLIO POINT OF SALES ("PPOS") is a Java-based in-store system based on intellectual property we acquired from J -- Commerce Inc. in April 2002. Commercially released in 2003, PPOS features a modular architecture that provides advanced point-of-sale and cash register management which, when combined with Store Portal, offers a complementary product strategy with WIN/DSS for larger customers with annual sales of $5 billion and/or a large number of stores/or registers per store.

     - STORE PORTAL is a web-based interface that provides retailers with real-time access to enterprise information on their merchandise management systems, via the Internet. STORE PORTAL enables retailers to immediately initiate associated store level processes such as shipment inquiries, transfer requests, store orders, purchase orders and return to vendor rather than waiting for a nightly polling process, and to provide for greater visibility into enterprise merchandising information at the store level.

     - PORTFOLIO PERVASIVE STORE SYSTEM FOR WIN/DSS ("PPS")Iformerly PRISMJ is an automated data collection and processing system that enables store-level personnel to execute procedures from anywhere in the store using a hand-held radio frequency device. With PPS, store-level personnel can handle item ticketing while receiving merchandise, handle point of sale functions and print receipts. We have also developed PDA PORTAL, a browser-based application with functionality similar to PPS, that operates on a personal digital assistant (PDA) device.

     - PORTFOLIO WORKFORCE MANAGEMENT ("PWM") is the Enterprise Workforce Management solution acquired from Timera Retail Solutions on January 29, 2004. PWM provides web-based functionality for the retail and consumer goods industry in the areas of labor scheduling and budgeting, time and attendance, demand forecasting, labor tracking, and other key processes for proactive store level labor management.

STRATEGIC MERCHANDISE MANAGEMENT SOLUTIONS

DEMAND CHAIN SOLUTIONS:

     - PORTFOLIO ADVANCED REPLENISHMENT SOLUTIONS BY E3 ("PORTFOLIO REPLENISHMENT") is an inventory optimization suite acquired from E3 Corporation in September 2001 that utilizes sophisticated algorithms to enable warehouses, distribution centers, and retailers to more effectively forecast and replenish inventory, and manage the movement of goods from supplier to store. PORTFOLIO REPLENISHMENT includes Advanced Warehouse Replenishment by E3 ("AWR"), a warehouse and distribution center forecasting and replenishment solution, Advanced Store Replenishment by E3 ("ASR"), a store level forecasting and replenishment solution, Network Optimization by E3, an application that automatically synchronizes and analyzes inventory data between stores and distribution centers, and Vendor Managed Inventory by E3 ("VMI"), a collaborative solution that facilitates joint management of forecasting and ordering by providing trading partners with access and visibility to a retailer's orders and forecasts.

PLANNING AND FORECASTING SOLUTIONS:

     - PORTFOLIO PLANNING SOLUTIONS BY ARTHUR ("PORTFOLIO PLANNING") is a set of integrated decision support applications based on technology acquired from Comshare, Incorporated in June 1998. PORTFOLIO PLANNING is a three-tier application that is currently available for end user/client applications on Windows 95/98 or NT/2000, for application servers on NT/2000, and for database servers on NT/2000, AIX, HP UX, and Sun Solaris. PORTFOLIO PLANNING is comprised of five core components:
       Merchandise Planning by Arthur, an application for strategic and channel merchandise planning; Advanced Allocation by Arthur, an application for product and store allocation decision making; Assortment Planning by Arthur, a product assortment planning application for seasonal merchandise (typically own brand); Arthur Knowledge Base ("AKB"), a database that allows for central organiza-tion of data and applications; and Performance Analysis by Arthur, a web based analytical tool designed to support the analysis of planning and actual performance information using the AKB operating on Unix/Oracle. PORTFOLIO SOLUTIONS also include Rapid Packages by Arthur, a deployment template that provides retailers with the industry's best practice implementation methodology.

     - PORTFOLIO SPACE MANAGEMENT SOLUTIONS BY INTACTIX ("PORTFOLIO SPACE MANAGEMENT") is a set of space management applications acquired from Intactix International, Inc. in April 2000. PORTFOLIO SPACE MANAGEMENT, which enables retailers to collaborate with their suppliers to ensure optimal product mix and shelf positioning, is comprised of four core components: Space Planning by Intactix, a next generation planogramming solution used by both retailers and their suppliers, that allows users to build, analyze, and distribute graphical diagrams for space management, store layout planning and shelf assortment analysis; Floor Planning by Intactix, a floor planning tool that enables retailers and their suppliers to merge store design efforts with category and space planning; Efficient Item Assortment by Intactix ("EIA"), a tool providing product assortment planning for branded merchandise; and Intactix Knowledge Base, an enterprise level relational database supporting the Space Planning and Floor Planning applications, as well as all product and fixture information for an entire store system. PORTFOLIO SPACE MANAGEMENT also includes applications for streamlining day-to-day space management business processes including Web Publisher by Intactix that enables retailers and manufacturers to distribute planograms and floor plan data via the internet; Space Automation by Intactix that utilizes a business-level scripting tool to automate day-to-day activities performed within the Space Planning, Floor Planning and Intactix Knowledge Base applications; and Planogram Converter by Intactix that facilitates the conversion and migration of planogram data available on competing systems.

CUSTOMER RELATIONSHIP MANAGEMENT SOLUTIONS:

     - PORTFOLIO CUSTOMER RELATIONSHIP MANAGEMENT ("PORTFOLIO CRM")Iformerly AFFINITYJ is a customer relationship management solution that enables retailers to support and proactively manage customer information from multiple channels and targeted e-mail and mail campaigns. PORTFOLIO CRM currently consists of three modular, open/client server applications: the Base Customer Data module provides retailers with a single point for collecting, querying, analyzing and managing basic customer data such as name and address, as well as transaction history tracking and multiple customer attributes, including number of visits, products purchased and returned, sizes and demographic information; the Target Marketing module enables retailers to identify targeted lists of customers that are most likely to respond to a given promotional event, and the Customer Scorecard module provides a retailer's sales associates with quick access to customer transaction history that enables them to guide customers to merchandise matching their preferences and recommends opportunities for additional products related to previous purchases. Customer Loyalty, scheduled for commercial release in 2004, will enable retailers to define and maintain a marketing strategy that rewards repeat or volume customers with financial incentives.

     - CUSTOMER ORDER MANAGEMENT-I ("CUSTOMER ORDERING")Iformerly MMS MULTI-CHANNEL ORDER PROCESSINGJ is an integrated e-commerce software application that works in tandem with MMS and provides retailers with an Internet-based sales and delivery system. CUSTOMER ORDERING integrates all back-end processing and allows retailers to automate their product catalogs, manage inventory and prices, interface with credit providers, fulfill and ship orders, track customer information and process returns.

REVENUE MANAGEMENT SOLUTIONS:

     - VENDOR INCENTIVE MANAGEMENT ("VIM") is a software application acquired from Zapotec Software, Inc. in February 2001. VIM enables retailers, suppliers and distributors to manage their trade allowance and promotional programs by automating the contract fulfillment, claim generation and accounts receivable process.

     - MARKETING EXPENSE MANAGEMENT ("MEM") is a solution that enables retailers, wholesalers and manufacturers to automate advertising and promotional practices to maximize efficiencies and bottom line benefits. With MEM, users can easily manage multiple budgets, accruals and actual expenses on a single solution. MEM also automates the entire media procurement process, including issuing purchase orders and insertion orders, as well as tracking invoices and revisions, to increase accuracy and associate productivity.

     - VISTA CPG is a web-based software application acquired from Vista Software Solutions, Inc. in April 2003. VISTA CPG contains a series of modules that enable consumer goods manufacturers to manage trade promotions, minimize trade deductions costs and more accurately forecast product demand.

     - ENGAGE FOR RETAILERS is a series of enterprise advertising, marketing and promotion software applications acquired from Engage, Inc. in August 2003. The advance digital asset, content management and ad layout capabilities of these applications improve a retailer's promotional planning process and their delivery of marketing and advertising content, and streamlines the communication and collaboration among a retailer's merchandising, promotions, production and store operation teams. Versions of these applications are also available for advertising agencies, newspaper, and marketing organizations.

SHARED TECHNOLOGY COMPONENTS:

     - INTELLECT is a series of advanced analytic modules that are designed to optimize specific business problems through the use of data mining, analytic and clustering techniques. The current series of INTELLECT modules include: Demand Planning by Intellect, which enables retailers to create accurate pre-season demand forecasts for planning purposes and the ability to create in-season forecasts that utilize the current season trend, sales to date and a planned inventory position; Seasonal Profiling by Intellect, which allows retailers to optimize their creation and management of seasonal replenishment profiles using clustering techniques; Channel Clustering by Intellect, which enables retailers to group stores together for planning and assortment planning purposes, or allocation and replenishment modeling, using detailed sales level data to indicate customer preference patterns by department, category, product, price points and brands; and Size Scaling by Intellect, which is targeted primarily to fashion retailers and will determine a best-fit size template for ordering, allocation and replenishment by style, class or department. We anticipate the development of an Event Lift Forecasting by Intellect module that will use sophisticated INTELLECT data mining engines to provide forecasts of promotional sales uplifts.

     - PERFORMANCE ANALYSIS BY IDEAS ("IDEAS") is a data warehouse system developed jointly with Silvon Software, Inc. that provides a comprehensive set of tools for analyzing business results, monitoring strategic plans and enabling tactical decisions. IDEAS is currently available on the IBM iSeries, Windows NT/2000/XP, and Unix/Oracle platforms. IDEAS is designed as a packaged offering that enables retailers to monitor vendor performance, promotional effectiveness and distribution center productivity, and to analyze financial measurements related to sales and inventory, margins and profitability, merchandise categories, open and suggested orders, and promotional and pricing events. We also offer a Performance Analysis by IDEAS, Distribution Model ("DISTRIBUTION IDEAS") application that provides access to current information on key performance indicators such as inventory position, service levels, vendor performance, forecasts and shipments.

     - PORTFOLIO KNOWLEDGE BASE ("PKB") offers real-time configurable access to historical, enterprise data such as sales and inventory movement. PKB provides mechanisms to load, unload, structure, maintain and administer analytical data cubes, relational summary tables and a meta data environment.

     - PORTFOLIO REGISTRY, as designed, will provide a single graphical user interface, and a single set of input programs and screens for use by all JDA Portfolio applications. It will be the source for all of a company's descriptive data as well as provide a gateway to synchronize with third party sources and catalogs (i.e., UCCnet, EAN, etc.).

COLLABORATIVE SPECIFIC SOLUTIONS:

     - JDAMARKETPLACE.COM is a portal that enables trading partners to easily navigate to collaborative solutions and partners via the Internet. In addition, JDAMARKETPLACE.COM provides educational insights and recent news for those interested in the collaborative space.

     - MARKETPLACE REPLENISHMENT is a web based solution designed to deliver collaborative planning, forecasting and replenishment between retailers and their suppliers. As of December 31, 2003, there were approximately 200 trading partners worldwide live and operational on our MARKETPLACE REPLENISHMENT CPFR solution that provides web-based portal access to the Advanced Warehouse Replenishment by E3 and Advanced Store Replenishment by E3 applications and enables the creation of a single, shared demand forecast that retailers and their suppliers can use to lower distribution and freight costs, increase annual sales, improve forecast accuracy, lower inventory requirements, and increase human productivity.

     - ELECTRONIC DYNAMIC AGREEMENT ("EDA") is a web-based solution designed to support extended vendor management of the replenishment process by transferring control of the buying decision to the vendor.

     - ITEM SYNCHRONIZATION, as designed, is a web-based software application based on technology acquired from Vista Software Solutions, Inc. in April 2003, that will provide data synchronization using UCCnet as a datapool.

PORTFOLIO CUSTOMER SUPPORT

     We offer PORTFOLIO CUSTOMER SUPPORT services that include product maintenance, on-line support, and access to our Solution Centers via telephone and web interfaces. Our standard maintenance services agreement entitles customers to receive unspecified new product releases (exclusive of those which introduce significant new functionality), access to our Solution Centers, and comprehensive error diagnosis and correction. Customers have the option of choosing service programs that extend hours of coverage, incorporate support for custom configurations, or provide special attention through periods of high activity or upgrade processing. We also offer enhanced support services that provide customers with difficult to find technical skills, such as database administration or with an outsource alternative to help desk and other information technology services. The vast majority of our customers have typically participated in one or more of our PORTFOLIO CUSTOMER SUPPORT programs.

PORTFOLIO CUSTOMER SERVICES

     - CONSULTING. Our consulting services group consists of business consultants, systems analysts and technical personnel with extensive retail, manufacturing, and wholesale industry experience. The consulting services group assists our customers in all phases of systems implementation, including systems planning and design, customer-specific configuration of application modules, and on-site implementation or conversion from existing systems. We also offer a variety of post-implementation services designed to maximize our customers' return on software investment, which include enhanced utilization reviews, business process optimization and executive "how to" sessions. The "how to" sessions empower executives to access key management reports online instead of referring to spreadsheets. Consulting services are billed primarily on an hourly basis and from time to time under fixed price contracts. In addition, we augment our services on large-scale implementations and extensive business process re-engineering projects with third-party alliances, consulting firms and systems integrators. Our consulting engagements have typically taken between three months and one year for Retail Enterprise Systems, between four and eight months for In-Store Systems, and 30 to 90 days for Collaborative Solutions. Since 2001, we believe retailers have changed their buying behavior and that this has resulted in a fundamental shift in the mix of demand for the various types of products we sell from the longer, high dollar infrastructure type projects typically associated with our MERCHANDISE MANAGEMENT SYSTEMS and IN-STORE SYSTEMS, to our STRATEGIC MERCHANDISE MANAGEMENT SOLUTIONS that are less disruptive, have a higher ROI and shorter implementation timeframes.

       We also believe the implementation time frames for our software products have shortened as a result of the increased expertise, training, and efficiency of our consulting services group, and as a result of more than $178 million in internal product development expenditures over the past five years that have improved the stability, scalability, integration, ease of installation and overall quality of our products

     - TRAINING. We offer a comprehensive education and training program for our customers, associates and business partners through our BUSINESS MANAGEMENT INSTITUTE ("BMI"). BMI features a curriculum for each of our software solutions, prepaid training packages, and a full-time staff consisting of professional instructors and course developers. The BMI curriculum includes more than 120 courses that range from basic overviews, implementation and technical/developer classes to business process education and key topics and techniques for the supply chain. Courses are offered primarily at our in-house classroom facilities in Scottsdale, Atlanta, Dallas, Chicago, London and Singapore, and through customized on-site classes. In addition, during 2003 we introduced JDALEARN, a web-based education alternative, which offers online learning in areas such as category management, space planning, replenishment, data mining, analysis tools and store systems. More than 6,000 individuals attended BMI classes during 2003.

CUSTOMERS

     Our customers include approximately 4,500 of the world's leading retail, CPG manufacturers and wholesalers. We believe we have the largest retail customer installed base among our direct competitors, with more than 1,200 retail customers in over 60 countries that own at least one of our products. JDA serves a diverse client base from specialty powerhouse chains with more than 5,000 retail stores and multi format food chains, to global consumer packaged goods manufacturers and hard goods distributors. Our software is capable of supporting our clients' multi-channel operations, which may include brick-and-mortar stores, Internet, e-commerce, catalog and wholesale distribution. We market our software solutions to approximately 3,200 retailers worldwide with annual sales of $100 million or more. Our acquisitions of Arthur, Intactix, E3 and Vista expanded our client base to include nearly 3,300 suppliers to the retail industry and added software applications that enable business-to-business CPFR and promotion management between retailers and their suppliers. These acquisitions, together with the investments we've made over the past five years to increase the scalability of our products, have enabled us to pursue emerging growth opportunities in the retail supply chain and further expand our target markets to include larger multi-national retail organizations and approximately 26,000 suppliers to the retail industry worldwide with annual sales of $100 million or more.

SALES AND MARKETING

     We market our products and services almost exclusively through our direct sales force. Our Americas direct sales force is based in Scottsdale, Arizona with 15 regional sales and support offices across the United States, Canada and Latin America. We also have international sales representatives located in 19 sales and support offices in major cities throughout Europe, Asia, Australia, and Japan.

     Sales to new customers have historically required between three and nine months from generation of the sales lead to the execution of a software license agreement. Sales cycles are typically longer for larger dollar projects, large, multi-national retail organizations and retailers in certain geographic regions. During 2003, we noted an increase in CEO and board approval requirements for larger dollar contracts that increased the traditional time from lead generation to the execution of a software agreement. In addition, our strategy of offering a comprehensive portfolio of integrated software applications, that can be installed independently or as a complete solution, has created increased back-selling opportunities to existing customers. These sales typically require shorter sales cycles and are less competitive. As of December 31, 2003, our sales and marketing organization consisted of 99 employees in the Americas, 54 in Europe and 14 in Asia/Pacific. These totals include 46, 27 and 8 direct sales representatives, respectively.

COMPETITION

     We encounter competitive products from a different set of vendors in each of our primary product categories. We believe that while our markets are still subject to intense competition, the number of significant competitors in many of our application markets has diminished over the past five years. We believe the principal competitive factors in our markets are feature and functionality, product reputation and reference accounts, vendor viability, retail and supply chain industry expertise, total solution cost and quality of customer support.

     Our Retail Enterprise Systems compete primarily with internally developed systems and other third-party developers such as AC Nielsen Corporation, Aldata Solutions, Alphameric PLC (formerly Compass Software Group PLC), Connect3 Systems, Inc., Island Pacific, Inc. (formerly SVI Holdings, Inc., Marketmax, Inc. (recently acquired by SAS), Micro Strategies Incorporated, Evant, Inc. (formerly Nonstop Solutions), Lawson Software, NSB Retail Systems PLC, Retek, Inc., and SAP AG. In addition, new competitors may enter our markets and offer merchandise management systems that target the retail industry.

     The competition for our In-Store Systems is more fragmented than the competition for our Retail Enterprise Systems. We compete primarily with small point-of-sale focused companies such as CRS Business Computers, Kronos Incorporated, MICRO Systems, Inc. (formerly Datavantage, Inc.), Radiant Systems, Inc., 360 Commerce, Tomax Technologies and Triversity, Inc. We also compete with other broad solution set providers such as NSB Retail Systems PLC, Retek, Inc., and SAP AG (Campbell Software Division).

     Our current Collaborative Solutions compete primarily with products from Marketmax, Inc. (recently acquired by SAS), Evant Inc. (formerly Nonstop Solutions), AC Nielsen Corporation, i2 Technologies, Manugistics Group, Inc., Information Resources, Inc., and Synchra Systems.

     In the market for consulting services, we have pursued a strategy of forming informal working relationships with leading retail systems integrators such as IBM Global Services, Cap Gemini Ernst & Young, Kurt Salmon Associates and Lakewest Consulting. These integrators, as well as independent consulting firms such as Accenture, AIG Netplex, CFT Consulting, SPL and ID Applications, also represent competition to our consulting services group. Moreover, because many of these consulting firms are involved in advising our prospective customers in the software selection process, they may successfully encourage a prospective customer to select software from a software company with whom they have a relationship. Examples of such relationships between consulting firms and software companies include the relationships between Retek, Inc. and Accenture.

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

     A few of our existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and other resources than we do, which could provide them with a significant competitive advantage over us. In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the retail supply chain market. We cannot guarantee that we will be able to compete successfully against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.

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

     We license and integrate technology from third parties in certain of our software products. For example, we license the Uniface client/server application development technology from Compuware, Inc. for use in PMM, certain applications from Silvon Software, Inc. for use in IDEAS, IBM's Net.commerce merchant server software for use in CUSTOMER ORDERING, and the Syncsort application for use in the Arthur Knowledge Base component of PORTFOLIO PLANNING. Our third party licenses generally require us to pay royalties and fulfill confidentiality obligations. If we are unable to continue to license any of this third party software, or if the third party licensors do not adequately maintain or update their products, we would face delays in the releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our software products. These delays, if they occur, could harm our business, operating results and financial condition. It is also possible that intellectual property acquired from third parties through acquisitions, mergers, licenses or otherwise may not have been adequately protected, or infringes another parties intellectual property rights.

     There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that in the future third parties may claim that our current or potential future software solutions infringe their intellectual property. We expect that software product developers and providers of e-commerce products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlap. Moreover, as software patents become more common, the likelihood increases that a patent holder will bring an infringement action against us, or against our customers, to whom we have indemnification obligations. In addition, we may find it necessary to initiate claims or litigation against third parties for infringement of our proprietary rights or to protect our trade secrets. Since we also resell hardware we may also become subject to claims from third parties that the hardware, or the combination of hardware and software, infringe their intellectual property. Although we may disclaim certain intellectual property representations to our customers, these disclaimers may not be sufficient to fully protect us against such claims. We may be more vulnerable to patent claims since we do not have any patents that we can assert defensively against a patent infringement claim. Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or license agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect on our business, operating results and financial condition.

     Our standard software license agreements contain an infringement indemnity clause under which we agree to indemnify and hold harmless our customers and business partners against liability and damages arising from claims of various copyright or other intellectual property infringement by our products. These terms constitute a form of guarantee that is subject to the disclosure requirements, but not the initial recognition or measurement provisions of Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others." We have never lost an infringement claim and our costs to defend such lawsuits have been insignificant. Although it is possible that in the future third parties may claim that our current or potential future software solutions or we infringe on their intellectual property, we do not currently expect a significant impact on our business, operating results, or financial condition.

EMPLOYEES

     As of December 31, 2003, we had 1,291 employees: 978 based in the Americas, 211 based in Europe, and 102 based in Asia/Pacific. Of the total, 167 were engaged in sales and marketing, 430 were in consulting services, 159 were engaged in client support services, 394 were in product development, and 141 were in administrative functions. We believe that our relations with our employees are good. We have never had a work stoppage and none of our employees are subject to a collective bargaining agreement.

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

ITEM 2.  PROPERTIES

     Our corporate office is located in Scottsdale, Arizona, where we currently occupy approximately 121,000 square feet of a 136,000 square foot facility and have expansion rights on the remaining space. The corporate office is also used for certain of our sales, marketing, consulting, customer support, training, and product development functions. The lease on the corporate office, which commenced in April 1999, had an initial term of ten years and a scheduled monthly rate of approximately $135,000 that was effective through March 2004. In June 2003, we agreed to take the remaining 15,000 square feet, effective November 2004, and extended the term of lease through December 2014. Subsequent to December 31, 2003, we purchased our corporate office facility for approximately $23.8 million in cash. This transaction closed on February 5, 2004. The purchase includes the corporate office building, a new two-story parking garage, and approximately 8.8 acres of land upon which these structures are located. We believe this purchase will result in a $1.2 million to $1.5 million net reduction in our annual operating costs.

     We also own approximately 15,000 square feet of office space in the United Kingdom, and lease office space in the Americas for 15 regional sales and support offices across the United States, Canada and Latin America, and for 18 international sales and support offices located in major cities throughout Europe, Asia, Australia, and Japan. The leases are primarily noncancellable operating leases and expire at various dates through the year 2014. Certain of the leases contain renewal options. We expect that in the normal course of business some or all of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. In April 2003, we sold a freestanding 5,000 square foot office facility in the United Kingdom for approximately $1.6 million and realized a gain of $639,000. We believe our existing facilities are adequate for our current needs.

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

     No matters were submitted to a vote of security holders during fourth quarter 2003.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock trades on the NASDAQ Stock Market ("NASDAQ") under the symbol "JDAS." The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock for the two most recent fiscal years as reported on NASDAQ.

YEAR ENDED 2003                                                HIGH     LOW
---------------                                               ------   -----
1st Quarter.................................................  $12.90   $8.77
2nd Quarter.................................................   15.10    8.35
3rd Quarter.................................................   18.17   10.78
4th Quarter.................................................   22.36   14.81

YEAR ENDED 2002                                                HIGH     LOW
---------------                                               ------   ------
1st Quarter.................................................  $32.82   $20.13
2nd Quarter.................................................   35.89    20.90
3rd Quarter.................................................   28.40     6.37
4th Quarter.................................................   12.22     5.10

     On March 5, 2004, the closing sale price for our common stock was $16.10 per share. On this date, there were approximately 260 holders of record of our common stock. This figure does not reflect what we believe are approximately 4,000 beneficial stockholders whose shares are held in nominee names by brokers and other institutions. We have never declared or paid any cash dividend on our common stock. Since we presently intend to retain future earnings to finance the growth and development of our business, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

     The market price of our common stock has experienced large fluctuations and may continue to be volatile in the future. Factors such as future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by us or our competitors, proprietary rights or other litigation, changes in our growth prospects, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially. Further, the stock market has from time to time experienced extreme price and volume fluctuations that have affected the market price for many high technology companies and which, on occasion, have been unrelated to the operating performance of those companies. These fluctuations, as well as the general economic, market and political conditions both domestically and internationally, including recessions, military conflicts including the threat of war with Iraq, or acts of terrorism such as the September 11 attack, may materially and adversely affect the market price of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected consolidated financial data presented below under the captions "Consolidated Statement of Income Data" and "Consolidated Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 2003, are derived from the consolidated financial statements of JDA Software Group, Inc. The consolidated financial statements as of December 31, 2003 and 2002, and for each of the years in the three-year period ended December 31, 2003, and the independent auditors' report thereon, are included elsewhere herein.

CONSOLIDATED STATEMENT OF INCOME DATA:

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2003       2002       2001       2000       1999
                                          --------   --------   --------   --------   --------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
REVENUES:
  Software licenses.....................  $ 59,283   $ 66,625   $ 71,220   $ 62,640   $ 36,798
  Maintenance services..................    71,111     57,570     40,568     30,380     18,924
                                          --------   --------   --------   --------   --------
     Product revenues...................   130,394    124,195    111,788     93,020     55,722
  Consulting services...................    70,167     87,608     95,124     78,709     86,941
  Reimbursed expenses...................     6,858      7,652      6,904      6,970      3,736
                                          --------   --------   --------   --------   --------
     Service revenues...................    77,025     95,260    102,028     85,679     90,677
     Total revenues.....................   207,419    219,455    213,816    178,699    146,399
                                          --------   --------   --------   --------   --------
COST OF REVENUES:
  Cost of software licenses.............     1,315      2,035      2,376      2,947      1,955
  Amortization of acquired software
     technology.........................     4,518      4,247      2,971      1,834        779
  Cost of maintenance services..........    17,373     14,292     11,159      7,655      6,245
                                          --------   --------   --------   --------   --------
     Cost of product revenues...........    23,206     20,574     16,506     12,436      8,979
  Cost of consulting services...........    58,233     63,837     69,953     64,965     64,362
  Reimbursed expenses...................     6,858      7,652      6,904      6,970      3,736
                                          --------   --------   --------   --------   --------
     Cost of service revenues...........    65,091     71,489     76,857     71,935     68,098
     Total cost of revenues.............    88,297     92,063     93,363     84,371     77,077
                                          --------   --------   --------   --------   --------
GROSS PROFIT............................   119,122    127,392    120,453     94,328     69,322
OPERATING EXPENSES:
  Product development...................    48,529     41,819     34,406     28,840     25,000
  Sales and marketing...................    41,612     39,941     37,998     28,770     24,639
  General and administrative............    23,473     26,978     27,099     20,761     17,195
  Amortization of intangibles...........     3,067      2,849      5,526      4,708      3,630
  Relocation costs to consolidate
     development and support
     activities.........................     1,794        452         --         --         --
  Restructuring, asset disposition and
     other merger related charges.......        --      6,287        985        828      2,111
  Purchased in-process research and
     development........................        --        800      2,361        200         --
  Gain on sale of office facility.......      (639)        --         --         --         --
                                          --------   --------   --------   --------   --------
     Total operating expense............   117,836    119,126    108,375     84,107     72,575
                                          --------   --------   --------   --------   --------
OPERATING INCOME (LOSS).................     1,286      8,266     12,078     10,221     (3,253)
     Other income, net..................     1,347      1,700      2,671      4,246      3,814
                                          --------   --------   --------   --------   --------
INCOME BEFORE INCOME TAXES..............     2,633      9,966     14,749     14,467        561
     Income tax (benefit) provision.....       (17)     1,036      5,101      5,599        224
                                          --------   --------   --------   --------   --------
NET INCOME..............................  $  2,650   $  8,930   $  9,648   $  8,868   $    337
                                          ========   ========   ========   ========   ========
BASIC EARNINGS PER SHARE................  $    .09   $    .32   $    .38   $    .36   $    .01
                                          ========   ========   ========   ========   ========
DILUTED EARNINGS PER SHARE..............  $    .09   $    .31   $    .37   $    .35   $    .01
                                          ========   ========   ========   ========   ========
SHARES USED TO COMPUTE:
  Basic earnings per share..............    28,645     28,047     25,316     24,315     23,758
  Diluted earnings per share............    29,104     29,074     25,757     25,431     23,758

CONSOLIDATED BALANCE SHEET DATA:

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                            2003       2002       2001       2000       1999
                                          --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
Cash and cash equivalents...............  $ 77,464   $ 71,065   $ 51,865   $ 60,794   $ 58,283
Marketable securities(1)................    37,266     30,790     12,140     15,800     35,245
Working capital.........................   126,045    120,956     93,094    112,752    108,486
Total assets............................   320,625    315,054    288,642    218,472    197,045
Long-term liabilities(2)................        --      4,980     10,810          -          -
Stockholders' equity(3).................   269,789    256,766    224,450    186,265    174,863

---------------

(1) The 1999 totals include $4,822,000 of non-current marketable securities.

(2) Deferred tax liability.

(3) We have never declared or paid any cash dividend on our common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, e-commerce, inventory optimization, and collaborative planning and forecasting requirements of the retail industry and its suppliers. Our collaborative specific solutions enable retailers and their suppliers to optimize the sharing of plans, information and supply chain decisions between trading partners in such areas of inventory replenishment, marketing/promotions, sales planning/execution and category management. We also offer maintenance services to our software customers, and enhance and support our software business by offering implementation and other services that are designed to enable our clients to rapidly achieve the benefits of our solutions. These services include project management, system planning, system design and implementation, custom configurations, and training services. Demand for our implementation services is driven by, and often trails, sales of our software products. Consulting services revenues are generally more predictable but generate significantly lower gross margins than software license revenues. Our maintenance services revenue stream is the most predictable portion of our business and has grown in excess of 23% in each of the last three years. During 2003 our retention rate for maintenance customers was more than 93%.

SIGNIFICANT TRENDS AND DEVELOPMENTS IN OUR BUSINESS

     Outlook for 2004. We see signs of recovery in North America and currently have a strong domestic software sales pipeline. However, we see no broad signs of economic recovery in Europe or Asia/Pacific. Our results in the European region have also been impacted by operational issues and the departure of the regional vice president in fourth quarter 2003. We believe this situation may have an adverse impact on the sales effort in Europe during the first half of 2004. We believe there are a significant number of sales opportunities that will support a sustained level of activity; however, we do not anticipate a substantial increase in software license revenues during 2004. We also believe at this time there are a limited number of outstanding prospects in the transaction system market for MERCHANDISE MANAGEMENT SYSTEMS and IN-STORE SYSTEMS. The preponderance of the business in the near term software sales pipeline continues to be for STRATEGIC MERCHANDISE MANAGEMENT SOLUTIONS.

     We currently anticipate sequential increases in maintenance services revenues throughout 2004, and we believe this revenue stream will increasingly dominate our total revenue and profitability. We also anticipate a sequential increase in consulting service revenues in first quarter 2004 compared to fourth quarter 2003 due to the seasonal impact of the holidays on fourth quarter 2003 results. We have taken various actions to address the profitability of our consulting services business. We believe these changes will result in gradually improving service margins during 2004. (see "Service Revenues Continue to Decline and We Have Taken

Steps to Improve Our Service Margins"). Other than a minor reduction in costs resulting from the changes we've made to the incentive compensation programs of our consultants, we expect total costs and expenses for first quarter 2004 to be comparable with fourth quarter 2003. We expect to invest approximately $13.0 million per quarter in product development in the first half of 2004 to complete our .Net launch initiatives. We may adjust this spending rate in the second half of 2004 depending upon the outlook for IT spending and other product specific delivery requirements. We have reviewed the cost structure in each geographic region and are making appropriate adjustments to better match costs with anticipated revenue results during the quarter ending March 31, 2004. We expect to record a restructuring charge of $2.6 million to $3.0 million in first quarter 2004 for a workforce reduction and office closure costs. The workforce reductions associated with this charge will be made by March 31, 2004 and will include approximately 55 full-time consulting, sales and product development employees in the Americas, Europe and Asia/Pacific. Office closure costs pertain to certain US, Canadian and European offices that were used primarily by consulting services personnel.

     We purchased our corporate office facility on February 5, 2004 for approximately $23.8 million in cash. The purchase includes the corporate office building, a new two-story parking garage, and approximately 8.8 acres of land upon which these structures are located. We believe this purchase will result in a $1.2 million to $1.5 million net reduction in our annual operating costs.

     Economic Conditions Continue to Impact our Operating Results. Our operating results continue to be impacted by weak economic conditions in our international regions and the continued weakness in the retail industry. We believe economic conditions in the Americas region may have begun to recover, as our customers appear to have improved confidence and willingness to make capital expenditures for information technology. However, the outlook for the other regions of the world remains inconsistent and we see no broad signs of improvement in Europe or Asia/Pacific.

     The retail industry continues to exercise significant due diligence prior to making large capital outlays, and the decision-making process for investments in information technology remains highly susceptible to deferral. As a result, our sales cycles remain elongated and we continue to experience uncertainty predicting the size and timing of individual contracts. For example, we signed no large software licenses ($1.0 million or greater) in fourth quarter 2003, as compared to four during both third and second quarter 2003, none during first quarter 2003, and three in fourth quarter 2002. Although orders for certain of our products can be taken over the telephone, the average sales cycle for larger software license contracts can range from six months to over one year. We continue to believe that delays in the decision-making process have been, and may continue to be, the most significant issue affecting our software license revenue results.

     Economic conditions have negatively impacted the demand for our MERCHANDISE MANAGEMENT SYSTEMS and IN-STORE SYSTEMS over the past two years and we believe there is still no evidence to support a sustained return to the historical levels of activity in the transaction systems market in the near term. We did, however, sign three new MERCHANDISE MANAGEMENT SYSTEMS licenses in fourth quarter 2003 and five in third quarter 2003, compared to seven and three in the fourth and third quarters of 2002, respectively. We believe the next drivers for growth in the transaction systems market will be sustained economic improvement, the introduction and acceptance of PORTFOLIO POINT OF SALES ("PPOS"), our Java-based In-Store System that was commercially released in second quarter 2003, and the .Net Platform version of our MERCHANDISE MANAGEMENT SYSTEMS, which is still under development, that we believe will provide our customers easier implementation of software applications in a modular format and lower total cost of ownership (see "We Continue to Invest in New Product Development and Have Expanded Our Markets"). Industry surveys indicate that point-of-sales systems are becoming an increased priority for retailers. We believe the long-term prospects for our new PPOS product and In-Store Systems sales are promising, in part because we are positioned to take advantage of any replacement cycle for point-of-sales systems driven by a shift to new technology platforms.

     Our Competitive Environment is Changing. The pace of consolidation in our industry continues to accelerate and we believe there is a continuing trend towards fewer, larger software vendors. As a result of this consolidation, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the retail supply chain market. We believe the JDA Portfolio provides a competitive advantage as it offers the broadest integrated enterprise solution set in the retail supply chain market today and the deepest functionality in any individual solution area, particularly in those functional areas that are of greatest interest to retailers in the current economic environment. Since 2001, the majority of our software license revenues have been associated with our STRATEGIC MERCHANDISE MANAGEMENT SOLUTIONS that are less disruptive, have a higher ROI and shorter implementation timeframes. None of our competitors have a comprehensive solution set equivalent to our STRATEGIC MERCHANDISE MANAGEMENT SOLUTIONS. We also believe existing and potential customers are exhibiting an increased desire to purchase solutions from a single vendor that provides an integrated enterprise solution set rather than dealing with multiple smaller point solution vendors.

     We believe decisions to purchase information technology are currently being driven by the competitive nature of the retail industry. As a result, we believe retailers may be taking the opportunity now to invest in technologies that will differentiate them from their competitors and position them for improved performance without significant increases in market share. We also believe that many of our customers now view JDA as a long-term solution provider with the ability to provide the kind of business solutions partnership for which they're looking. In 2003, 70% of our software license revenues came from existing customers compared to 64% in 2002.

     We believe this trend will continue and that this metric is a direct result of our large customer base, principally amassed through our acquisition activities in 2000 and 2001, and the focus we have and will continue to place on back-selling opportunities for JDA Portfolio products to existing customers through our Customer Value Program. Over the past three years, the addition of STRATEGIC MERCHANDISE MANAGEMENT SOLUTIONS such as PORTFOLIO SPACE MANAGEMENT BY INTACTIX and PORTFOLIO REPLENISHMENT BY E3 to the JDA Portfolio have provided significant back-selling opportunities in our customer base. The majority of our customers still only own one JDA product.

     Our Business Segment Revenue Mix is Changing. The In-Store Systems business segment provided 7% of our total revenues in 2003 compared to 12% in 2002. PPOS, our Java-based In-Store System, was commercially released in second quarter 2003 and we are in the early adopter phase for this new platform. We do not believe the In-Store Systems business segment will grow until early adopters of the PPOS application complete their implementations and become reference-able. Industry surveys indicate that point-of-sales systems are becoming an increased priority for retailers. We believe the long-term prospects for our new PPOS product and In-Store Systems sales are promising, in part because we are positioned to take advantage of any replacement cycle for point-of-sales systems driven by a shift to new technology platforms. In addition, we have recently supplemented this business segment with the acquisition of Timera Retail Solutions on January 29, 2004. Timera provides work force management and labor scheduling applications for retailers that will enhance our ability to provide efficiencies in the store environment. Scott D. Hines, our Senior Vice President, Chief Technology Officer, has assumed additional responsibilities and will focus on the development of the In-Store Systems business segment during 2004.

     The Collaborative Solutions business segment, which includes sales of software licenses and services to customers outside our traditional retail market, provided 23% of our total revenues in 2003 compared to 20% in 2002. Our collaborative specific solutions enable retailers and their suppliers to optimize the sharing of plans, information and supply chain decisions between trading partners in such areas of inventory replenishment, marketing/promotions, sales planning/execution and category management. As of December 31, 2003, there were approximately 200 trading partners worldwide live and operational on our MARKETPLACE REPLENISHMENT CPFR solution that enables manufacturers, distributors and retailers to work from a single, shared demand forecast. Beginning in mid-2002, licenses on the MARKETPLACE REPLENISHMENT CPFR solution have been sold on a subscription basis. We have identified the Collaborative Solutions business segment as a growth area and will add a Senior Vice President position in 2004 specifically focused on developing this business.

     Service Revenues Continue to Decline and We Have Taken Steps to Improve Our Service Margins. Service revenues, which include consulting services, training revenues and reimbursed expenses, decreased 19% in 2003 compared to 2002, primarily due to a decrease in demand for the implementation of MERCHANDISE MANAGEMENT SYSTEMS and IN-STORE SYSTEMS. We believe retailers have changed their buying behavior and that this has resulted in a fundamental shift in the mix of demand for the various types of products we sell from longer, high dollar infrastructure type projects typically associated with our MERCHANDISE MANAGEMENT SYSTEMS and IN-STORE SYSTEMS, to our STRATEGIC MERCHANDISE MANAGEMENT SOLUTIONS that are less disruptive, have a higher ROI, shorter implementation timeframes and a lower total cost of ownership. We also believe the average implementation times for our software products have shortened due to increased training and expertise in our consulting organization, and as a direct result of the investments we have made over the past few years to increase the functionality, stability, scalability, integration and ease of implementation of the products in the JDA Portfolio. Furthermore, since 2001 the majority of our product demand has been associated with our STRATEGIC MERCHANDISE MANAGEMENT SOLUTIONS that require lower levels of services to implement, and as a result, it is harder to attain optimum productivity from our consulting staff. The preponderance of the business in the near term software sales pipeline continues to be for STRATEGIC MERCHANDISE MANAGEMENT SOLUTIONS. We believe implementation timeframes will continue to shorten and as a result, our service organization will need to become more efficient while being deployed on multiple short projects instead of more focused longer-term engagements.

     Service revenue margins were 15% in 2003 compared to 25% in 2002. The decrease resulted from decreased utilization and the resulting lower service revenues, as well as a change in our incentive compensation programs for services personnel to be related in part to software license revenue sales. The effect of lower service revenues and higher incentive compensation on our service margins was offset in part by a 17% decrease in average consulting services headcount, a $3.2 million decrease in employee costs in 2003 compared to 2002 related to consulting services employees who were used to supplement new product development and quality assurance activities, and to assist with business development and client support activities under the Customer Value Program, and a $1.3 million decrease in occupancy costs.

     We have taken various actions to address the profitability of our consulting services business. We believe these changes will result in gradually improving service margins during 2004. Specifically, we have implemented changes in the incentive compensation programs of our consultants, increased billing rates on new consulting engagements, and are in the process of restructuring the way we deliver services. The 2003 incentive compensation program for our consultants contained annual software revenue accelerators that resulted in a higher rate of variable compensation being earned during the last half of 2003. The accelerators in 2004 compensation model are tied to quarterly rather than annual software revenue results. This will avoid a mismatch between consulting revenues and related costs as the year progresses. In addition, beginning in fourth quarter 2003, we increased billing rates on new consulting engagements. We expect our realized rates to trend upward during 2004 as we complete work under existing customer billing rate commitments. Finally, we are in the process of restructuring the way we deliver our consulting services in order to leverage web-based technology. This will allow our consultants to provide more services without the need to travel to the customer's site. We believe this will allow customers to benefit from a reduction in their overall expenses, and reduce the disruptive aspects of today's shorter consulting projects by enabling our consultants to switch from one project to the next with less downtime.

     The Implementation of the Customer Value Program Impacted Our Operating Results. We reorganized the Company in fourth quarter 2002 in connection with the implementation of the Customer Value Program ("CVP") effective January 1, 2003. Implementation of the CVP caused initial disruptions in our sales, services and training functions that negatively impacted our revenues and operating results in the early months of 2003. The most significant negative impact of the CVP implementation is behind us and we believe the transition has been completed. CVP was designed to (i) refocus the organization on delivering value to our existing customer base, (ii) strengthen our competitive position,
(iii) improve the quality, satisfaction and efficiency of our customers' experience with JDA, (iv) increase revenues, (v) better align our cost structure, and (vi) improve our operating results. We believe many of these goals are being met, and that the CVP may have resulted in various invitations from customers in recent quarters to participate in their strategic business development activities. The next phase of the CVP will focus on the execution of back-selling opportunities in our customer base since the majority of our customers still only own one JDA product.

     We recorded a $5.0 million restructuring charge in fourth quarter 2002 for the workforce reduction and office closure costs to reorganize the Company in connection with the implementation of the CVP. In addition, we have incurred $2.2 million in relocation costs through December 31, 2003, including $1.8 million and $452,000 in 2003 and 2002, respectively, to consolidate our development and client support activities at our corporate headquarters. The relocation costs have been reported in income from continuing operations as incurred.

     We Continue to Invest in New Product Development and Have Expanded Our Markets. We invested $56.0 million in 2003, and approximately $292.0 million from 1998 to 2002 in new product development and the acquisition of complementary products. The acquisitions of Intactix, Zapotec, NeoVista Decision Series, E3, Vista, Engage and Timera have expanded our product offerings, and provided us with collaborative applications that address new vertical market opportunities with the manufacturers and wholesalers who supply our traditional retail customers. We believe our strategy of expanding our product portfolio and increasing the scalability of our products has been the key element in attracting larger retail customers, and we believe that it has resulted in a steady pattern of new customers licensing multiple products, as well as enhanced back-selling opportunities in our customer base.

     We are developing a series of enhancements to the JDA Portfolio products, based upon the Microsoft .Net technology platform (".Net Platform") and the Java platform, that we believe will position us uniquely in the retail and collaborative solutions markets. Our goals are to ensure that our solutions offer: (i) increased ease of use, (ii) increased integration of business processes, (iii) reduced cost of ownership, (iv) faster implementation, and (v) faster return on investment. We believe our next generation technology will enhance our competitive position since we will be able to offer significant features and functionality using an advanced technology platform. Our goal is to begin delivering applications on the .Net Platform in third quarter 2004, starting with PORTFOLIO REPLENISHMENT BY E3, followed by PORTFOLIO PLANNING BY ARTHUR, and certain of our INTELLECT applications. This is a significant investment by the Company as we are building our next generation of products, while at the same time, we continue development efforts on our existing products and complete the integration of acquired products. In addition, we announced the commercial availability of PPOS, our Java-based In-Store System in second quarter 2003 and currently plan to deliver JDA Portfolio 2004, a fully synchronized, integrated release of all our existing products, in first quarter 2004.

     During second quarter 2003 we announced a JDA PORTFOLIO INVESTMENT PROTECTION PROGRAM that provides existing customers with an upgrade path to the new .Net Platform, if and when available, at no additional license fee under the following conditions: (i) licensee is a current maintenance paying customer on their existing JDA applications, (ii) licensee is not in breach of any terms of their agreements, (iii) the version of the product that will run on the .Net platform has no more than minimal differences in price, features, and functionality from the licensee's existing JDA applications, and (iv) the licensee relinquishes all rights to use previously licensed software under the terms of the platform transfer right following a reasonable transition period. If, however, the version of the product that will run on the .Net platform has more than minimal differences in price, features, and functionality, licensee may still exercise this right provided they agree to pay an additional fee equal to the price that would be charged to other existing users of licensee's current products to migrate to the new .Net Platform. Customers will pay any required third party charges associated with the new platform.

     We expect to invest approximately $13.0 million per quarter in product development in the first half of 2004 to complete our .Net launch initiatives. We may adjust this spending rate in the second half of 2004 depending upon the outlook for IT spending and other product specific delivery requirements.

     We Continue to Grow Our Business Through Acquisitions. We believe there are opportunities to grow our business through the acquisition of complementary and synergistic companies, products and technologies. We look for acquisitions that can be readily integrated and accretive to earnings, although we may pursue smaller non-accretive acquisitions that will shorten our time to market with new technologies. We are primarily interested in acquiring solutions that will increase the breadth of our JDA Portfolio offerings in the In-Store Systems and Collaborative Solutions business segments, and believe the general size of cash acquisitions we would currently consider to be in the $5 million to $20 million range.

     In April 2003 we acquired substantially all the intellectual property of Vista Software Solutions, Inc. ("Vista"), and Vista's active customer agreements for a total cost of $4.6 million, which includes the purchase price of $3.8 million plus $780,000 in direct costs of the acquisition. Vista is a provider of collaborative business-to-business software solutions that enable retailers and consumer goods manufacturers to more efficiently synchronize and integrate data, including product descriptions, product images, pricing and promotion information throughout their supply and demand chains. Vista's solutions also enable consumer goods manufacturers to manage trade promotions, minimize trade deductions costs and more accurately forecast product demand. With this acquisition, we have expanded the JDA Portfolio with complementary software products that leverage the Microsoft .Net Platform and address the critical need for server-to-server data synchronization in Internet-based collaborative commerce. The acquisition was accounted for as a purchase, and accordingly, the operating results of Vista have been included in our consolidated financial statements from the date of acquisition. In connection with the Vista acquisition, we added 13 new employees, primarily in product development, and recorded $229,000 of goodwill in our Retail Enterprise Systems reporting unit, $2.1 million of goodwill in our Collaborative Solutions reporting unit, $1.1 million in software technology, and $1.2 million for customer lists and other intangibles. Vista contributed $1.2 million in total revenues during 2003, including $275,000 in software license revenues and $752,000 in maintenance services revenue, and added $1.5 million in expense. Pro forma operating results have not been presented, as the acquisition is not material to our consolidated financial statements.

     In August 2003 we acquired substantially all the remaining assets of Engage, Inc. ("Engage") for a total cost of $3.5 million, which includes the cash purchase price of $3.0 million plus $468,000 in direct costs of the acquisition. Engage is a provider of enterprise advertising, marketing and promotion software solutions that improve a retailer's promotion planning process and their delivery of marketing and advertising content. Engage's advanced digital asset, content management and ad layout capabilities will merge with our existing PORTFOLIO REVENUE MANAGEMENT and PORTFOLIO KNOWLEDGE BASE applications to further expand our JDA Portfolio with functionality that streamlines the communication and collaboration among a retailer's merchandising, promotions, production and store operation teams. The acquisition was accounted for as a purchase, and accordingly, the operating results of Engage have been included in our consolidated financial statements from the date of acquisition. In connection with the Engage acquisition, we added 31 new employees, approximately half of which are in product development, and recorded $306,000 of goodwill in our Retail Enterprise Systems reporting unit, $2.2 million in software technology, and $2.1 million for customer lists. Engage contributed over $2.1 million in total revenues during 2003, including $908,000 in maintenance services revenues and $1.1 million in service revenues, and added $2.2 million in expense. Pro forma operating results have not been presented, as the acquisition is not material to our consolidated financial statements.

     On January 29, 2004 we acquired the intellectual property and certain other assets of Timera Retail Solutions ("Timera"), for a total cost of $14.2 million, which includes the purchase price of $13.0 million plus $1.2 million in direct costs of the acquisition. Timera is a provider of integrated workforce management solutions for the retail and consumer goods industry. Timera's Enterprise Workforce Management product suite will expand our JDA Portfolio and complement our existing IN-STORE SYSTEMS with web-based functionality for labor scheduling and budgeting, time and attendance, demand forecasting, labor tracking, and other key processes for proactive store level labor management. The acquisition will be accounted for as a purchase, and accordingly, the operating results of Timera will be included in our consolidated financial statements from the date of acquisition. In connection with the Timera acquisition, we have extended employment offers to 51 former Timera employees, approximately two-thirds of which are in product development. The final purchase price allocation has not been completed, however we currently expect to record approximately $9.0 million of goodwill in our In-Store Systems reporting unit, $4.6 million in software technology, and $1.1 million for customer lists. Pro forma operating results will not be presented as the acquisition is not material to our consolidated financial statements.

     Our Financial Position is Strong and We Have Positive Operating Cash
Flow. We continue to maintain a strong financial position during the difficult economic cycle of the last few years. As of December 31, 2003, we had $115 million in cash, cash equivalents and marketable securities, and no debt. In addition, during 2003 we generated $20.8 million in positive cash flow from operations. Subsequent to December 31, 2003, we purchased our corporate office facility for $23.8 million in cash. This transaction closed on February 5, 2004. We believe this purchase will result in a $1.2 million to $1.5 million net reduction in our annual operating costs. We also utilized $13.0 million in cash to purchase Timera (see above). We believe our cash position is sufficient to meet our operating needs for the next twelve months.

     Management Changes. Hamish N. J. Brewer was promoted to Chief Executive Officer on August 4, 2003 having served as our President since April 2001 and as a senior officer of the Company since 1996. He succeeds James D. Armstrong who will continue as Chairman of the Board. As Chairman, Mr. Armstrong will retain his active leadership role, focusing on strategic planning, merger and acquisition opportunities, major product decisions and key customer relationships. Scott D. Hines, our Senior Vice President, Chief Technology Officer, has assumed additional responsibility and will focus on the development of the In-Store Systems business segment during 2004. Christopher J. Moore was promoted to Senior Vice President, Customer Support Systems in January 2004 having served in various positions with the Company for over 12 years including Vice President, US Consulting Services from August 1999 to December 2003. David
R. King joined the Company in January 2004 as our Senior Vice President, Product Development (see "Item 10. Directors and Executive Officers of the Registrant"). We have identified the Collaborative Solutions business segment as a growth area and will add a Senior Vice President position in 2004 specifically focused on developing this business.

RESULTS OF OPERATIONS

     The following table sets forth certain selected financial information expressed as a percentage of total revenues for the periods indicated and certain gross margin data expressed as a percentage of software licenses, maintenance services, product revenues or consulting services, as appropriate:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2003   2002   2001
                                                              ----   ----   ----
REVENUES:
  Software licenses.........................................   29%    31%    33%
  Maintenance services......................................   34     26     19
                                                              ---    ---    ---
     Product revenues.......................................   63     57     52
  Consulting services.......................................   34     40     45
  Reimbursed expenses.......................................    3      3      3
                                                              ---    ---    ---
     Service revenues.......................................   37     43     48
     Total revenues.........................................  100    100    100
                                                              ---    ---    ---
COST OF REVENUES:
  Cost of software licenses.................................    1      1      1
  Amortization of acquired software technology..............    2      2      2
  Cost of maintenance services..............................    8      7      5
                                                              ---    ---    ---
     Cost of product revenues...............................   11     10      8
  Cost of consulting services...............................   28     29     33
  Reimbursed expenses.......................................    3      3      3
                                                              ---    ---    ---
     Cost of service revenues...............................   31     32     36
     Total cost of revenues.................................   42     42     44
                                                              ---    ---    ---
GROSS PROFIT................................................   58     58     56
OPERATING EXPENSES:
  Product development.......................................   25     19     16
  Sales and marketing.......................................   20     18     18
  General and administrative................................   11     12     13
  Amortization of intangibles...............................    1      2      2
  Relocation costs to consolidate development and support
     activities.............................................    1     --     --
  Restructuring, asset disposition and other merger related
     charges................................................   --      3     --
  Purchased in-process research and development.............   --     --      1
  Gain on sale of office facility...........................   --     --     --
                                                              ---    ---    ---
     Total operating expenses...............................   58     54     50
                                                              ---    ---    ---
OPERATING INCOME............................................   --      4      6
  Other income, net.........................................    1      1      1
                                                              ---    ---    ---
INCOME BEFORE INCOME TAXES..................................    1      5      7
  Income tax (benefit) provision............................   --      1      2
                                                              ---    ---    ---
NET INCOME..................................................    1%     4%     5%
                                                              ===    ===    ===
Gross margin on software licenses...........................   98%    97%    97%
Gross margin on maintenance services........................   76%    75%    72%
Gross margin on product revenues............................   82%    83%    85%
Gross margin on service revenues............................   15%    25%    25%

     The following tables set forth selected comparative financial information on our Business Segments and geographical revenues, expressed as a percentage change between years, for the years ended December 31, 2003 and 2002, and for the years ended December 31, 2002 and 2001:

                         RETAIL ENTERPRISE SYSTEMS         IN-STORE SYSTEMS           COLLABORATIVE SOLUTIONS
                        ---------------------------   ---------------------------   ---------------------------
                        2003 VS 2002   2002 VS 2001   2003 VS 2002   2002 VS 2001   2003 VS 2002   2002 VS 2001
                        ------------   ------------   ------------   ------------   ------------   ------------
Software licenses.....       (3)%          (16)%           (68)%         (24)%          (13)%           45%
Maintenance
  services............       16%            38%             (5)%          10%            48%            65%
                            ---            ---            ----           ---            ---            ---
  Product revenues....        6%             3%            (41)%         (13)%           16%            53%
Service revenues......      (14)%          (16)%           (50)%          (2)%           (5)%          241%
                            ---            ---            ----           ---            ---            ---
  Total revenues......       (3)%           (7)%           (47)%          (6)%           11%            75%
Product development...       16%            11%            (25)%          12%            44%            92%
Sales and marketing...       15%           (14)%           (12)%          (9)%          (14)%           83%
Operating income......      (39)%          (15)%          (108)%          (3)%            7%            37%

                               THE AMERICAS                     EUROPE                     ASIA/PACIFIC
                        ---------------------------   ---------------------------   ---------------------------
                        2003 VS 2002   2002 VS 2001   2003 VS 2002   2002 VS 2001   2003 VS 2002   2002 VS 2001
                        ------------   ------------   ------------   ------------   ------------   ------------
Software licenses.....        4%           (20)%           (43)%          42%            (7)%           (7)%
Maintenance
  services............       29%            45%             47%           43%            30%            53%
                            ---            ---            ----           ---            ---            ---
  Product revenues....       16%             3%             (2)%          42%             6%             7%
Service revenues......      (32)%           (5)%            (7)%           7%             8%           (26)%
                            ---            ---            ----           ---            ---            ---
  Total revenues......       (5)%           (1)%            (4)%          26%             7%           (14)%

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     Revenues consist of product revenues and services revenue, which represented 63% and 37%, respectively, of total revenues in 2003 compared to 57% and 43%, respectively in 2002. Total revenues for 2003 were $207.4 million, a decrease of $12.0 million, or 5%, from the $219.4 million reported in 2002.

     The Retail Enterprise Systems, In-Store Systems, and Collaborative Solutions business segments represented 70%, 7%, and 23%, respectively of total revenues in 2003, compared to 69%, 12%, and 19%, respectively in 2002.

  PRODUCT REVENUES

     Software Licenses. Software license revenues for 2003 decreased 11% to $59.3 million from $66.6 million in 2002.

     Retail Enterprise Systems software license revenues decreased 3% in 2003 compared to 2002. We believe this business segment was negatively impacted in the first half of 2003 by the disruption caused by our reorganization under the CVP, the elongation of sales cycles due to heightened risk aversion by retailers for larger IT expenditures, and worldwide concerns about the economy and the war in Iraq which disrupted IT spending patterns. Some of these factors have diminished, and software license sales in the Retail Enterprise Systems business segment increased 45% in the second half of 2003 compared to the second half of 2002.

     In-Store Systems software license revenues decreased 68% in 2003 compared to 2002. We believe this business segment has been negatively impacted by a major platform transition, as market demand moves from Window-based point-of-sale applications to Java-based point-of-sale applications. We commercially released our PPOS Java-based point-of-sale application in second quarter 2003 and we are currently in the early adopter phase for this new platform. We believe the long-term prospects for this business segment are promising, in part because we are positioned to take advantage of any replacement cycle for point-of-sales systems driven by a shift to new technology platforms. In addition, we have recently supplemented this business segment with the acquisition of Timera Retail Solutions on January 29, 2004. Timera provides work force management and labor scheduling applications for retailers that will enhance our ability to provide efficiencies in the store environment.

     Collaborative Solutions software license revenues decreased 13% in 2003 compared to 2002. Although we experienced a decline in initial license fees in this business segment in 2003, we began selling subscriptions on certain of our CPFR solutions and our subscription customer base increased to approximately 200 trading partners at December 31, 2003 compared to 136 at December 31, 2002. We believe the long-term prospects for this business segment will be enhanced by the additional collaborative applications acquired from Vista and the introduction of merchandise planning and category management solutions for suppliers to retail.

     Software license revenues in the Americas increased 4% to $42.0 million in 2003 compared to $40.4 million in 2002, as a 20% increase in Retail Enterprise Systems software license revenues was offset by decreases in software license revenues related to In-Store Systems and Collaborative Solutions applications of 58% and 15%, respectively. The pipeline for software licenses in the Americas is strong and the buying cycles of customers appear to have stabilized. Software license revenues in Europe decreased 43% to $11.2 million in 2003 compared to $19.7 million in 2002 due to decreases in software license revenues related to Retail Enterprise Systems, In-Store Systems, and Collaborative Solutions applications of 48%, 89%, and 6%, respectively. Our results in the European region have been impacted by weak economic conditions, operational issues and the departure of the regional vice president in fourth quarter 2003. Software license revenues in Asia/Pacific decreased 7% to $6.1 million in 2003 compared to $6.6 million in 2002 due to decreases in software license revenues related to In-Store Systems and Collaborative Solutions applications of 57% and 6%, respectively, offset in part by a 4% increase in Retail Enterprise Systems software license revenues. This Asia/ Pacific region has been impacted by a slow economic recovery and the SARS outbreak in early 2003.

     Maintenance Services. Maintenance services revenue increased 24% to $71.1 million in 2003 from $57.6 million in 2002, primarily due to increases in the customer base for STRATEGIC MERCHANDISE MANAGEMENT SOLUTIONS. In addition, the increase includes $752,000 and $908,000 in incremental maintenance services revenue from the Vista and Engage acquisitions, respectively. Maintenance services revenue increased in our Retail Enterprise Systems and Collaborative Solutions business segments due to continued increases in our install base. Maintenance services revenue decreased in our In-Store Systems business segment due to attrition that we believe results from the transitional period surrounding the introduction and acceptance of PPOS, our Java-based In-Store System. Many of our In-Store Systems customers have developed their own internal support teams. We believe a portion of these customers have opted to discontinue maintenance and remain on their existing systems in the near term, rather than incur potentially large system upgrade, training and hardware costs at this time.

  SERVICE REVENUES

     Service revenues, which include consulting services, training revenues, and reimbursed expenses, decreased 19% to $77.0 million in 2003 compared to $95.3 million in 2002, primarily due to a decrease in demand for the implementation of MERCHANDISE MANAGEMENT SYSTEMS and IN-STORE SYSTEMS which typically have higher implementation requirements than our STRATEGIC MERCHANDISE MANAGEMENT SOLUTIONS. We believe that service revenues will continue to decline as a percentage of our overall revenues, due in part to our transition to the new technology platforms that utilize component-based architecture and allow for quicker implementation on most products that we sell.

     Fixed bid consulting services work represented 14% of total consulting services revenue in 2003, compared to 13% in 2002.

  COST OF PRODUCT REVENUES

     Cost of Software Licenses. Cost of software licenses was $1.3 million, or 2% of software license revenues in 2003 compared to $2.0 million, or 3% of software license revenues in 2002. The decrease in cost of software licenses results from the lower volume of software products sold in 2003 that incorporate functionality from third party software providers and require the payment of royalties.

     Amortization of Acquired Software Technology. Amortization of acquired software technology was $4.5 million in 2003 compared to $4.2 million in 2002. The increase results from the amortization of software technology acquired in the acquisitions of Vista in second quarter 2003 and Engage in third quarter 2003.

     Cost of Maintenance Services. Cost of maintenance services increased 22% to $17.4 million, or 24% of maintenance services revenue, in 2003 from $14.3 million, or 25% of maintenance services revenue, in 2002. The increase results primarily from a 7% increase in average maintenance services headcount to support our growing customer base, and increased salaries, benefits and incentive compensation, travel and training costs per employee.

  COST OF SERVICE REVENUES

     Cost of service revenues decreased 9% to $65.1 million in 2003 from $71.5 million in 2002. This decrease results primarily from a 17% decrease in average consulting services headcount, a $3.2 million decrease in employee costs in 2003 compared 2002 related to consulting services employees who were used to supplement new product development and quality assurance activities, and to assist with business development and client support activities under the CVP, and a $1.3 million decrease in occupancy costs. These decreases were offset in part by salary increases, and higher benefits and incentive compensation.

  GROSS PROFIT

     Gross profit decreased 6% to $119.1 million, or 57% of total revenues in 2003, from $127.4 million, or 58% of total revenues in 2002. The decrease in gross profit dollars and gross margin percentage results primarily from decreases in software license and service revenues of 11% and 19%, respectively, offset in part by a 24% increase in maintenance services revenue. Software licenses and maintenance services revenue have substantially higher margins than service revenues.

     Service revenue margins were 15% in 2003 compared to 25% in 2002. The decrease resulted from decreased utilization and the resulting lower service revenues, as well as a change in our incentive compensation programs for services personnel to be related in part to software license revenue sales. The effect of lower service revenues and higher incentive compensation on our service margins was offset in part by a 17% decrease in average consulting services headcount, a $3.2 million decrease in employee costs in 2003 compared 2002 related to consulting services employees who were used to supplement new product development and quality assurance activities, and to assist with business development and client support activities under the CVP, and a $1.3 million decrease in occupancy costs. We have taken steps to improve our service revenue margins in 2004, including revisions to the incentive compensation programs, increased billing rates on new consulting engagements, and restructuring the way we deliver our consulting services in order to leverage web-based technology and enhance productivity. We believe these changes will result in gradually improving service margins during 2004.

  OPERATING EXPENSES

     Operating expenses, excluding amortization of intangibles, relocation costs to consolidate development and support activities, restructuring, asset disposition and other merger related charges, purchased in-process research and development, and gain on sale of office facility, increased 4% to $113.6 million, or 55% of total revenues, in 2003, compared to $108.7 million, or 50% of total revenues in 2002. Operating expenses increased primarily as a result of our investment in product development related to the acquisitions of Vista and Engage and to migrate the JDA Portfolio to the .Net Platform and to introduce our PPOS Java-based store system. In addition, we incurred increases in salaries, health insurance benefit costs and incentive compensation per employee in 2003, and $1.1 million higher D&O insurance premiums. These increases were offset in part by a $2.4 million lower provision for doubtful accounts, a $1.1 million favorable swing in customer dispute activity and decreases in occupancy, marketing, legal, accounting and investor relation costs.

     Product Development. Product development expenses for 2003 increased 16% to $48.5 million from $41.8 million in 2002. Product development expense, as a percentage of product revenues, was 37% in 2003 compared to 34% in 2002. The increase in product development during 2003 includes increases in average headcount, annual salary increases, and higher incentive compensation costs for full-time employees involved in the ongoing development of a series of enhancements to the JDA Portfolio products based upon the .Net Platform, higher outside contractor costs, and product development employees added through the acquisitions of Vista and Engage. The migration of the JDA Portfolio to the .Net Platform is a significant investment by the Company as we are building our next generation of products, while at the same time, we continue development efforts on our existing products and complete the integration of acquired products. In addition, product development expenses increased $1.3 million during 2003 compared to 2002 for the use of consulting services employees to supplement the new product development and quality assurance activities of our internal developers.

     Sales and Marketing. Sales and marketing expenses for 2003 increased 4% to $41.6 million from $39.9 million in 2002. Sales and marketing expense, as a percentage of total revenues, was 20% in 2003 compared to 18% in 2002. Sales and marketing expenses increased in 2003 as a result of higher commissions and a $1.6 million increase in costs for consulting services employees who assisted with business development activities under the CVP, offset in part by a decrease in marketing costs.

     General and Administrative. General and administrative expenses for 2003 decreased 13% to $23.5 million from $27.0 million in 2002. General and administrative expense, as a percentage of total revenues, was 11% in 2003 compared to 12% in 2002. The decrease in general and administrative expenses results primarily from a $2.4 million lower provision for doubtful accounts, decreases in legal, accounting and investor relation costs, and a $1.1 million favorable swing in customer dispute activity, offset in part by higher D&O insurance premiums, and increases in annual salaries, benefits and incentive compensation.

     Amortization of Intangibles. Amortization of intangibles was $3.1 million in 2003 compared to $2.8 million in 2002. The increase results from the amortization of customer list intangibles acquired in the acquisitions of Vista in second quarter 2003 and Engage in third quarter 2003.

     Relocation Costs to Consolidate Development and Client Support
Activities. Approximately 150 people were offered the opportunity to relocate as part of the CVP initiative to consolidate our development and client support activities at our corporate headquarters. As of December 31, 2003, a total of 50 employees have relocated. We negotiated temporary retention arrangements ranging from nine months to two years with 42 employees who have chosen not to relocate in order to facilitate a smooth transition. We have subsequently offered indefinite full-time employment to 19 of these employees, who we believe are strategic to our current development efforts, and rescinded their retention arrangements. We have incurred $2.2 million in relocation costs through December 31, 2003, including $1.8 million and $452,000 in 2003 and 2002, respectively, to consolidate our development and client support activities at our corporate headquarters. The relocation costs have been reported in income from continuing operations as incurred.

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

     Purchased In-process Research and Development. We expensed $800,000 of purchased in-process research and development in 2002 in connection with the acquisition of J -- Commerce in April 2002.

     Gain on Sale of Office Facility. We realized a $639,000 gain in second quarter 2003 on the sale of an excess office facility in the United Kingdom.

  OPERATING INCOME

     Operating income was $1.3 million in 2003 compared to operating income of $8.3 million in 2002. The decrease in operating income results primarily from decreases in software licenses and service revenues of 11% and 19%, respectively in 2003 compared to 2002, a $6.7 million increase in product development costs, and higher incentive compensation, offset in part by a 24% increase in maintenance services revenues, a $2.4 million lower bad debt provision, 115 or 8% fewer average full-time employees, $4.9 million lower restructuring and relocation costs, and a $639,000 gain on the sale of an excess office facility.

     Operating income in our Retail Enterprise Systems business segment decreased 39% to $18.2 million in 2003 from $29.8 million in 2002. The decrease results primarily from a decrease in software license revenues, lower service revenues and margins, an increase in product development costs due to development activities on the .Net Platform and new releases of our STRATEGIC MERCHANDISE MANAGEMENT SOLUTIONS, and an increase in sales and marketing costs, primarily as a result of higher commissions, offset in part by an increase in maintenance services revenue.

     We incurred an operating loss of $405,000 in our In-Store Systems business segment in 2003 compared to operating income of $5.3 million in 2002. The decrease results from lower product and services revenues in this business segment in 2003 compared to 2002, offset in part by headcount reductions in consulting services, a reduced investment in product development, and lower sales commissions.

     Operating income in our Collaborative Solutions business segment increased 7% to $11.2 million in 2003 from $10.5 million in 2002. The increase results primarily from an increase in maintenance services revenues due to an increased customer base, and a decrease in sales and marketing costs, offset in part by lower software licenses and service revenues, and an increase in product development headcount to support the development activities on the .Net platform and new product initiatives for the future growth of this business segment.

  PROVISION FOR INCOME TAXES

     We recorded an income tax benefit of $17,000, or 1% of the reported income before income taxes in 2003 compared to a provision for income taxes of $1.0 million, or 10.4% of income before income taxes in 2002. The income tax benefit for 2003 includes a one-time tax benefit of $938,000. In 2002, we established a valuation allowance of $3.5 million for foreign tax credit carryovers due to our excess credit position. We subsequently elected in third quarter 2003 to capitalize a significant portion of our research and development costs in the 2002 federal income tax return, which allowed us to more fully utilize certain tax credits that could not previously be realized. With this election, we reversed $2.3 million of the previously recorded valuation allowance, which resulted in the one-time tax benefit of $938,000, an increase to additional paid in capital of $1.1 million, and an increase in income taxes payable of $262,000. The effective income tax rate for 2003, excluding the effect of the $938,000 one-time tax benefit, is 35%.

     The provision for income taxes in 2002 includes $1.9 million in one-time tax benefits related primarily to the resolution of an audit by the Inland Revenue of our United Kingdom subsidiaries for the years 1997 through 2000, and the settlement in the United States of an income tax examination by the Internal Revenue Service of our 1998 and 1999 federal income tax returns. Under the settlement, the Internal Revenue Service has agreed to allow the Company to take a research and development expense tax credit for most of the qualifying expenses originally reported in the 1998 and 1999 federal income tax returns. However, the Internal Revenue Service has advised that they cannot issue a refund check until they complete a subsequent audit of our 2000 and 2001 federal income tax returns. This audit is expected to be completed within six months of

December 31, 2003 and no material adjustments are anticipated. The effective income tax rate for 2002, excluding the effect of the $1.9 million one-time tax benefits, is 35.5%.

     The provisions for 2003 and 2002 take into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The provisions for 2003 and 2002 do not include the tax benefits realized from the employee stock options exercised during these years of $777,000 and $5.8 million (net of a $1.0 million valuation allowance), respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in capital.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Product revenues and services revenue represented 57% and 43%, respectively, of total revenues in 2002 compared to 52% and 48%, respectively in 2001. Total revenues for 2002 were $219.5 million, an increase of $5.6 million, or 3%, over the $213.8 million reported in 2001. Excluding the impact of owning E3 for eight more months in 2002 than in 2001, product revenues, consulting services revenues, and total revenues decreased 8%, 15% and 11%, respectively in 2002 compared to 2001.

  PRODUCT REVENUES

     Software Licenses. Software license revenues for 2002 decreased 6% to $66.6 million from $71.2 million in 2001. Excluding the impact of owning E3 for eight more months in 2002 than in 2001, software license revenues decreased 23% in 2002 compared to 2001. The retail industry appeared to remain cautious with their level of investment in information technology during the difficult economic cycle we experienced in 2002, perhaps due to poor macroeconomic conditions, and uncertainty related to the threat of future terrorist attacks and a US war with Iraq. In addition, subsequent to the September 11 attack and the ensuing deterioration in economic conditions, we believe retailers changed their buying behavior and this resulted in a fundamental shift in the mix of demand for the various types of products we sell away from high dollar projects toward lower cost point solutions. Software license revenues in the Retail Enterprise Systems business segment, excluding the impact of owning E3 for eight more months in 2002 than in 2001, decreased 28% in 2002 compared to 2001. In-Store Systems software license revenues decreased 24% in 2002 compared to 2001. Collaborative Solutions software license revenues, excluding the impact of owning E3 for eight more months in 2002 than in 2001, decreased 2% in 2002 compared to 2001.

     Software license revenues in the Americas decreased 20% in 2002 compared to 2001. Excluding the impact of owning E3 for eight more months in 2002 than in 2001, software license revenues in the Americas decreased 35% in 2002 compared to 2001. This decrease resulted primarily from a 44% decrease in software license revenues related to Retail Enterprise Systems and a 57% decrease in In-Store Systems applications, offset in part by a 37% increase in software license revenues from our Collaborative Solutions products. Software license revenues in Europe increased 42% in 2002 compared to 2001. Excluding the impact of owning E3 for eight more months in 2002 than in 2001, software license revenues in Europe increased 14% in 2002 compared to 2001. Software license revenues in Asia/Pacific decreased 7% in 2002 compared to 2001. Excluding the impact of owning E3 for eight more months in 2002 than in 2001, software license revenues in Asia/Pacific decreased 10% in 2002 compared to 2001.

     Maintenance Services. Maintenance services revenue for 2002 increased 42% to $57.6 million from $40.6 million in 2001. Excluding the impact of owning E3 for eight more months in 2002 than in 2001, maintenance services revenue increased 19% in 2002 compared to 2001 due to increases in the install base for our other product lines.

  CONSULTING SERVICES

     Consulting services revenue, including the reclassification of reimbursed expenses, decreased 7% in 2002 to $95.3 million from $102.0 million in 2001. Excluding the impact of owning E3 for eight more months in 2002 than in 2001, consulting services revenue decreased 15% in 2002 compared to 2001, primarily due to a decrease in demand for the implementation of MERCHANDISE MANAGEMENT SYSTEMS and other large projects. Consulting services revenue typically lags the sale of software licenses by as much as one year. In addition, we believe the average implementation times for our software products declined due to increased training and expertise in our consulting organization, and as a direct result of the investments we made over the past few years to increase the functionality, stability, scalability, integration and ease of implementation of the products in the JDA Portfolio. Furthermore, in 2002 more of the demand for our products was associated with our analytic and optimization products that require lower levels of services to implement. As a result of these changes in our business and product revenue mix, our consulting services revenue declined sequentially in each of the four fiscal quarters of 2002.

  BUSINESS SEGMENT REVENUES

     Total revenues in our Retail Enterprise Systems business segment decreased 7% to $151.1 million in 2002 from $162.3 million in 2001. Excluding the impact of owning E3 for eight more months in 2002 than in 2001, total revenues in this business segment decreased 17% in 2002 compared to 2001, primarily due to a decline in demand for MERCHANDISE MANAGEMENT SYSTEMS. Sales of MERCHANDISE MANAGEMENT SYSTEMS tend to be more heavily impacted during slow economic periods, as retailers are often reluctant to make substantial investments due to the slower expected return on investment. In addition, these products typically have longer implementation time frames and our services group often performs the implementation services. As a result, the decline in software sales for these products also had a negative impact on our consulting services revenue. The Retail Enterprise Systems business segment represented 69% of our total revenues in 2002 compared to 76% in 2001.

     Total revenues in our In-Store Systems business segment decreased 6% to $25.5 million in 2002 from $27.1 million in 2001, primarily due to a 9% decrease in WIN/DSS revenues, offset in part by a 64% increase in revenues from the STORE PORTAL application. In-Store Systems such as WIN/DSS tend to be heavily impacted during slower economic periods, as the implementation of a new point-of-sale system usually requires a substantial hardware investment. The In-Store Systems business segment represented 12% of total revenues in 2002 compared to 13% in 2001.

     Total revenues in our Collaborative Solutions business segment increased 75% to $42.9 million in 2002 from $24.5 million 2001. Excluding the impact of owning E3 for eight more months in 2002 than in 2001, total revenues in this business segment increased 24% in 2002 compared to 2001 primarily due to an increase in PORTFOLIO SPACE MANAGEMENT revenues from non-retail customers. The Collaborative Solutions business segment represented 19% of total revenues in 2002 compared to 11% in 2001.

  GEOGRAPHIC REVENUES

     Total revenues in the Americas decreased 1% to $142.2 million in 2002 from $143.7 million in 2001. Excluding the impact of owning E3 for eight more months in 2002 than in 2001, total revenues in this region decreased 15% in 2002 compared to 2001, due to a 35% decrease in software license revenues and a 13% decrease in consulting services revenues, offset in part by an 18% increase in maintenance services revenue.

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

     Total revenues in Asia/Pacific decreased 14% to $21.4 million in 2002 from $24.8 million in 2001. Excluding the impact of owning E3 for eight more months in 2002 compared to 2001, total revenues in this region decreased 15% in 2002 compared to 2001 due to a 10% decrease in software license revenues and a 26% decrease in consulting services revenue primarily due to decreases in revenues from certain large projects in Australia and Japan, offset in part by a 47% increase in maintenance services revenue.

  COST OF PRODUCT REVENUES

     Cost of Software Licenses. Cost of software licenses was $2.0 million, or 3% of software license revenues in 2002 compared to $2.4 million, or 3% of software license revenues in 2001. The decrease in cost of software licenses dollars resulted from the lower volume of software products sold in 2002 that incorporate functionality from third party software providers and require the payment of royalties.

     Amortization of Acquired Software Technology. Amortization of acquired software technology was $4.2 million in 2002 compared to $3.0 million in 2002. The increase resulted primarily from eight more months of amortization in 2002 of software technology acquired with E3 in September 2001.

     Cost of Maintenance Services. Cost of maintenance services increased 28% to $14.3 million, or 25% of maintenance services revenue, in 2002 from $11.2 million, or 27% of maintenance services revenue, in 2001. The increase resulted primarily from the acquisition of E3 in September 2001 and the additional headcount in the customer support function to support our growing installed client base, offset in part by lower incentive compensation costs. At December 31, 2002, we had 132 employees in the customer support function.

  COST OF SERVICES

     Cost of services decreased 7% to $71.5 million in 2002 from $76.9 million in 2001. This decrease resulted primarily from a 7% decrease in average consulting services headcount and lower incentive compensation costs in 2002 compared to 2001, offset in part by higher travel and training costs. At December 31, 2002, we had 468 employees in the consulting services function.

  GROSS PROFIT

     Gross profit for 2002 increased 6% to $127.4 million, or 58% of total revenues, from $120.5 million, or 56% of total revenues in 2001. The increase in gross profit dollars and gross margin percentage resulted primarily from the 3% increase in total revenues and the higher mix of product revenues as a percentage of total revenues in 2002 compared to 2001. Software licenses and maintenance services revenue have higher margins than service revenues. Consulting services margins, which include the reclassification of reimbursed expenses in both service revenues and cost of service revenues, remained flat at 25% in 2002 compared to 2001 as the impact of the decrease in average consulting services headcount, lower incentive compensation costs and higher average billing rates in 2002 compared to 2001 were offset by lower utilization rates. The lower utilization rates in 2002 resulted from deteriorating economic conditions that decreased the demand for our services, particularly from MERCHANDISE MANAGEMENT SYSTEMS implementations and other large projects, together with improved integration and shorter implementation timeframes of the products in the JDA Portfolio. During second quarter 2002 we reduced our consulting services headcount by approximately 10% in order to stem the decline in our utilization rates, consulting margins and overall profitability with the lower consulting services revenue outlook for 2002. During fourth quarter 2002 we reduced our consulting services headcount by another 10% in connection with our reorganization and restructuring of the Company (See "The Implementation of the Customer Value Program Has Impacted Our Operating Results").

  OPERATING EXPENSES

     Operating expenses, excluding amortization of intangibles, purchased in-process research and development, restructuring, asset disposition, and other merger related charges, and relocation costs increased 9% to $108.7 million, or 50% of total revenues, in 2002 from $99.5 million, or 47% of total revenues in 2001. Overall, our cost structure increased in 2002 compared to 2001 due to an 11% increase in average headcount and a $2.6 million increase in employee-related costs, due primarily to the full-time employees added in connection with the acquisitions of E3 in September 2001, NeoVista in June 2001, and J -- Commerce in April 2002; $2.5 million in higher travel costs due to increasing airfares and more full-time employees; and $2.8 million in higher occupancy costs due to increased space from the E3, NeoVista and J -- Commerce acquisitions.

     Product Development. Product development expenses for 2002 increased 22% to $41.8 million from $34.4 million in 2001. Product development expense as a percentage of product revenues was 34% in 2002 compared to 31% in 2001. The increase in product development expense resulted primarily from the cost of full-time employees added in connection with the acquisitions of E3 in September 2001, NeoVista in June 2001, and J -- Commerce in April 2002, and the addition of full-time employees involved in the ongoing enhancement of the JDA Portfolio and the development of further CPFR applications, offset in part by lower incentive compensation costs. We also believe development of our software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized. At December 31, 2002, we had 351 employees in the product development function.

     Sales and Marketing. Sales and marketing expenses for 2002 increased 5% to $39.9 million from $38 million in 2001. Sales and marketing expense as a percentage of total revenues was 18% in 2002, which is comparable to 2001. The increase in sales and marketing expenses resulted from an increase in quota carrying sales representatives, due primarily to the acquisition of E3 in September 2001, and higher marketing and travel costs, offset in part by lower commissions and related benefits. At December 31, 2002, we had 143 employees in the sales and marketing function.

     General and Administrative. General and administrative expenses for 2002 were $27 million, which is flat compared to 2001. General and administrative expense, as a percentage of total revenues, was 12% in 2002 compared to 13% in 2001. General and administrative expense dollars remained flat year over year due to increases that resulted from the acquisition of E3 in September 2001, additional full-time employees and outside contractors involved in the development and maintenance of our internal information systems, and higher legal, accounting, insurance and travel costs due to prevailing economic conditions, offset by lower incentive compensation costs and a $2.0 million lower bad debt expense.

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

     Purchased In-process Research and Development. We expensed $800,000 of purchased in-process research and development in 2002 in connection with the acquisition of J -- Commerce in April 2002. We expensed $2.4 million of purchased in-process research and development in 2001 in connection with the acquisitions of Zapotec in February 2001 ($161,000) and E3 in September 2001 ($2.2 million).

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

     Relocation Costs to Consolidate Development and Support Activities. We incurred $452,000 in costs through December 31, 2002, in connection with CVP, to relocate certain product development and client support services employees based in offices around the United States and the United Kingdom to our corporate headquarters.

  OPERATING INCOME

     Operating income decreased 32% to $8.3 million in 2002 from $12.1 million in 2001. The decrease in operating income resulted from decreases in software licenses and service revenues of 6% and 7%, respectively in 2002 compared to 2001, a $5.3 million increase in restructuring charges, and a $9.2 million, or 9% increase in operating expenses, excluding amortization of intangibles, purchased in-process research and development, restructuring charges, asset disposition and other merger related charges, and relocation costs, offset in part by a 42% increase in maintenance services revenue, a $1.4 million decrease in amortization of acquired software technology and other intangibles, and a $1.6 million decrease in purchased in-process research and development costs.

     Operating income in our Retail Enterprise Systems business segment decreased 15% to $29.8 million in 2002 from $34.9 million in 2001. The decrease resulted from lower total software and services revenues and increases in product development costs and costs of maintenance services in this business segment in 2002 compared to 2001, offset in part by higher maintenance services revenue and decreases in sales and marketing costs and costs of consulting services due to reduced headcounts and lower incentive compensation.

     Operating income in our In-Store Systems business segment decreased 3% to $5.3 million in 2002 from $5.5 million in 2001. The decrease resulted from lower software and services revenues, and increases in product development costs and costs of maintenance services in this business segment in 2002 compared to 2001, offset in part by higher maintenance services revenue and decreases sales and marketing costs and costs of services due to reduced headcounts and lower incentive compensation.

     Operating income in our Collaborative Solutions business segment increased 37% to $10.5 million in 2002 from $7.6 million in 2001. The increase resulted primarily from increases in software license sales, maintenance services and consulting services revenues, offset in part by increases in sales and marketing and product development costs to support our new CPFR initiatives.

  PROVISION FOR INCOME TAXES

     The provision for income taxes was $1.0 million, or 10.4% of income before income taxes in 2002 compared to $5.1 million, or 34.6% in 2001. The provision for income taxes for 2002 includes $1.9 million in one-time tax benefits related primarily to the resolution of an audit by the Inland Revenue of our United Kingdom subsidiaries for the years 1997 through 2000, and the settlement in the United States of an income tax examination by the Internal Revenue Service of our 1998 and 1999 federal income tax returns. Under the settlement, the Internal Revenue Service agreed to allow the Company to take a research and development expense tax credit for most of the qualifying expenses originally reported in the Company's corporate income tax returns for those years. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The provisions for income taxes for 2002 and 2001 do not include the tax benefits realized from employee stock options exercised during these years of $5.8 million (net of a $1.0 million valuation allowance), and $907,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in capital.

     During 2002, we established a valuation allowance of $3.5 million on foreign tax credit carryovers because we had been operating in an excess credit position. We charged $1.0 million of this valuation allowance to additional paid-in capital due to the potential loss of foreign tax credits from the exercise of employee stock options. We feel it is more likely than not that foreign tax credits will not be realized. If, in the future, the Company determines that it is able to utilize the foreign tax credits, a portion of the valuation allowance reversal will be recorded to additional paid-in capital.

  LIQUIDITY AND CAPITAL RESOURCES

     We had working capital of $126.0 million at December 31, 2003 compared with $121.0 million at December 31, 2002. Cash and marketable securities at December 31, 2003 were $114.7 million, an increase of $12.8 million over the $101.9 million reported at December 31, 2002. Cash and marketable securities balances increased in 2003 primarily as a result of cash provided by operating activities and the cash received from the issuance of common stock under our stock option and employee stock purchase plans. Working capital remained flat at December 31, 2003 compared to December 31, 2002 primarily as a result of the increase in cash and marketable securities, an increase in the current portion of a promissory note receivable, and a reduction in accrued expenses and other liabilities, offset by a decrease in accounts receivable and income tax receivable, and an increase in deferred revenue. Our net accounts receivable were $40.2 million, or 65 days sales outstanding ("DSOs") at December 31, 2003 compared to $47.1 million, or 79 DSOs at December 31, 2002. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including seasonality, shifts in customer buying patterns, the timing of annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues. The significant decrease in accounts receivable balances is due primarily to lower revenues in 2003 compared to 2002. However, collection of accounts receivable continues to be an area of focus and the amounts outstanding greater than 90 days have decreased more than $7.0 million since December 31, 2002.

     Operating activities provided cash of $20.8 million in 2003 and $41.5 million in 2002. The decrease in cash provided from operating activities results primarily from (i) a 5% decrease in total revenues that resulted in a $6.3 million decrease in net income in 2003 compared to 2002; (ii) a $5.0 million decrease in the income tax benefits from the exercise of stock options and shares purchased under the employee stock purchase plan as the average market price of our stock was lower in 2003 compared to 2002 which resulted in fewer options being exercised; (iii) a $267,000 decrease in deferred revenue in 2003 compared to a $6.0 million increase in 2002 which resulted primarily from the first full year billing of maintenance on products acquired from E3; (iv) a $4.8 million smaller decrease in accounts receivable which resulted from lower total revenues and improved collections; (v) a $3.6 million decrease in accrued expenses and other liabilities compared to a $1.2 million increase in 2002; and
(vi) a $2.4 million lower provision for doubtful accounts. These decreases in cash flow were partially offset by (i) a $5.0 million decrease in income tax receivable in 2003 compared to a $2.5 million increase in 2002; (ii) a $1.0 million decrease in prepaid expenses and other current assets in 2003 compared to a $2.2 million increase in 2002; and (iii) a $700,000 smaller decrease in deferred income taxes due primarily to our election to capitalize a significant portion of our research and development costs for 2002 on our federal income tax return.

     Investing activities utilized cash of $22.8 million in 2003 and $38.9 million in 2002. Cash utilized by investing activities in 2003 results primarily from $10.4 million in capital expenditures which includes approximately $2.2 million in costs related to the implementation of a new enterprise-wide customer support system, the net purchase of $6.5 million of marketable securities due to our investment of cash in excess of current operating requirements, $4.0 million in cash expended to acquire Vista and pay direct costs related to the acquisition, and $3.3 million in cash expended to acquire Engage and pay direct costs related to the acquisition, offset in part by $2.0 million in proceeds from the disposal of property and equipment, primarily from the sale of an excess office facility in the United Kingdom. Cash utilized by investing activities in 2002 includes the net purchase of $18.6 million of marketable securities, the payment of $8.6 million in direct costs related to the acquisition of E3, $4.2 million in cash expended to acquire J -- Commerce, and $8.3 million in capital expenditures.

     Financing activities provided cash of $6.8 million in 2003 and $15.4 million in 2002. The activity in both periods includes proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Proceeds from the issuance of common stock under our stock option plans decreased $8.9 million in 2003 as the average market price of our stock was lower in 2003 compared to 2002, which resulted in fewer options being exercised. We received approximately $4.1 million in proceeds from the issuance of stock under our 1999 Employee Stock Purchase Plan ("1999 Purchase Plan") in both 2003 and 2002. This source of cash will not recur in 2004 as we terminated the 1999 Purchase Plan in August 2003. In addition, in July 2002 our Board of Directors authorized the repurchase of up to two million shares of our outstanding common stock on the open market at prevailing market prices during a one-year period ended July 22, 2003. We repurchased a total of 175,000 shares of our common stock for $1.8 million under this program, including 75,000 shares for $757,000 in 2003 and 100,000 shares for $1.1 million in 2002.

     Changes in the currency exchange rates of our foreign operations had the effect of increasing cash by $1.6 million in 2003 and $1.2 million in 2002 due to the continued weakness of the US Dollar against major foreign currencies including the Euro and the British Pound. We currently use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the short-term foreign currency exchange exposure associated with foreign currency denominated assets and liabilities which exist as part of our ongoing business operations. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under SFAS No. 133. Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income, net, offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables.

     We believe there are opportunities to grow our business through the acquisition of complementary and synergistic companies, products and technologies. We look for acquisitions that can be readily integrated and accretive to earnings, although we may pursue smaller non-accretive acquisitions that will shorten our time to market with new technologies. We are primarily interested in acquiring solutions that will increase the breadth of our JDA Portfolio offerings in the In-Store Systems and Collaborative Solutions business segments, and believe the general size of cash acquisitions we would currently consider to be in the $5 million to $20 million range. Any material acquisition could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid. In addition, any material acquisitions of complementary or synergistic companies, products or technologies could require that we obtain additional equity financing. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to us and would not result in additional dilution to our stockholders.

     On January 29, 2004 we acquired the intellectual property and certain other assets of Timera Retail Solutions ("Timera"), for a total cost of $14.2 million, which includes the purchase price of $13.0 million plus $1.2 million in direct costs of the acquisition. The acquisition will be accounted for as a purchase, and accordingly, the operating results of Timera will be included in our consolidated financial statements from the date of acquisition. In connection with the Timera acquisition, we have extended employment offers to 51 former Timera employees, approximately two-thirds of which are in product development. The final purchase price allocation has not been completed, however we currently expect to record approximately $9.0 million of goodwill, $4.6 million in software technology, and $1.1 million for customer lists. Pro forma operating results will not be presented as the acquisition is not material to our consolidated financial statements.

     Subsequent to December 31, 2003, we purchased our corporate office facility for approximately $23.8 million in cash. This transaction closed on February 5, 2004. The purchase includes the corporate office building, a new two-story parking garage, and approximately 8.8 acres of land upon which these structures are located. We believe this purchase will result in a $1.2 million to $1.5 million net reduction in our annual operating costs.

     The purchase of our corporate office facility, together with the acquisition of Timera, utilized $36.8 million, or approximately 32% of our December 31, 2003 cash and cash equivalents, and investments in marketable securities balances.

     The following summarizes known contractual obligations under capital and operating leases as of December 31, 2003:

                                                        PAYMENT DUE BY PERIOD
                                    -------------------------------------------------------------
CONTRACTUAL OBLIGATIONS              TOTAL     <1 YEAR    1 TO 3 YEARS   3 TO 5 YEARS   >5 YEARS
-----------------------             -------   ---------   ------------   ------------   ---------
                                                           (IN THOUSANDS)
Capital lease obligations.........  $    82    $   82        $   --         $   --       $   --
Operating lease obligations.......   20,179     5,717         7,768          2,866        3,828
                                    -------    ------        ------         ------       ------
                                    $20,261    $5,799        $7,768         $2,866       $3,828
                                    =======    ======        ======         ======       ======

     Capital lease obligations are included in accrued expenses and other liabilities. Operating lease obligations represent future minimum lease payments under noncancellable operating leases with minimum or remaining lease terms in excess of one year at December 31, 2003, and excludes $22.9 million in scheduled minimum lease payments on our corporate office facility that we purchased on February 5, 2004.

     We believe our cash and cash equivalents, investments in marketable securities, and net cash provided from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months. A major component of our positive cash flow is the collection of accounts receivable. The collection of accounts receivable continues to be an area of focus and we have tightened up our credit authorization procedures. Further, we invest our excess cash in short-term, interest-bearing instruments that have a low risk of capital loss, such as U.S. government securities, commercial paper and corporate bonds, and money market securities. Commercial paper must be rated "1" by 2 of the 5 nationally recognized statistical rating organizations. Corporate bonds must be rated Aa2 or AA or better by Moody's and S&P, respectively.

CRITICAL ACCOUNTING POLICIES

     We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     - Revenue recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses such as commissions and royalties. We follow specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy.

       We license software under non-cancelable agreements and provide related services, including consulting, training and customer support. We recognize revenue in accordance with Statement of Position 97-2 ("SOP 97-2"), Software Revenue Recognition, as amended and interpreted by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, that provides further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenue in financial statements.

       Software license revenue is recognized when a license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. If a software license contains an undelivered element, the vendor-specific objective evidence ("VSOE") of fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. The undelivered elements are primarily training, consulting and maintenance services. VSOE of fair value for training and consulting services is based upon hourly rates charged when those services are sold separately. VSOE of fair value for maintenance is the price the customer will be required to pay when it is sold separately (that is, the renewal rate). In addition, if a software license contains customer acceptance criteria or a cancellation right, the software revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. Payments for our software licenses are typically due in installments within twelve months from the date of delivery. Although infrequent, where software license agreements call for payment terms of twelve months or more from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied.

       Consulting and training services are separately priced, are generally available from a number of suppliers, and are not essential to the functionality of our software products. Consulting services, which include project management, system planning, design and implementation, customer configurations, and training are billed on both an hourly basis and under fixed price contracts. Consulting services revenue billed on an hourly basis is recognized as the work is performed. Training revenues are recognized when the training is provided and is included in consulting revenues in the Company's consolidated statements of income. Under fixed price contracts, consulting services revenue is recognized using the percentage of completion method of accounting by relating hours incurred to date to total estimated hours at completion.

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

     - Accounts Receivable. Consistent with industry practice and to be competitive in the retail software marketplace, we typically provide installment payment terms on most software license sales. Software licenses are generally due in installments within twelve months from the date of delivery. All significant customers are reviewed for creditworthiness before the Company licenses its software and we do not sell our software or recognize any license revenue unless we believe that collection is probable in accordance with the requirements of paragraph 8 in SOP 97-2. We have a history of collecting software payments when they come due without providing refunds or concessions. Consulting services are generally billed bi-weekly and maintenance services are billed annually or monthly. If a customer becomes significantly delinquent or its credit deteriorates, we put the accounts on hold and do not recognize any further services revenue (and in most cases we withdraw support and/or our implementation staff) until the situation has been resolved.

       We do not have significant billing or collection problems. We review each past due account and provide specific reserves based upon the information we gather from various sources including our customers, subsequent cash receipts, consulting services project teams, members of each region's management, and credit rating services such as Dun and Bradstreet. Although infrequent and unpredictable, from time to time certain of our customers have filed bankruptcy and we have been required to refund the pre-petition amounts collected and settle for less than the face value of their remaining receivable pursuant to a bankruptcy court order. In these situations, as soon as it becomes probable that the net realizable value of the receivable is impaired, we provide reserves on the receivable. In addition, we monitor economic conditions in the various geographic regions in which we operate to determine if general reserves or adjustments to our credit policy in a region are appropriate for deteriorating conditions that may impact the net realizable value of our receivables.

     - Intangible Assets. Our business combinations typically result in goodwill and other intangible assets, which affects the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets and the annual impairment tests require management to make estimates of future revenues, customer retention rates and other assumptions that affect our consolidated financial statements.

     - Product Development. The costs to develop new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. We consider technological feasibility to have occurred when all planning, designing, coding and testing have been completed according to design specifications. Once technological feasibility is established, any additional costs would be capitalized. We believe our current process for developing software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized

     - Income Taxes. Our income tax policy records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We follow specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.

     - Stock-Based Compensation. We do not record compensation expense for options granted to our employees as all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, we do not record compensation expense for shares issued under our employee stock purchase plan. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma disclosure on a quarterly and annual basis of net income (loss) and net income (loss) per common share for employee stock option grants made, and shares issued under our employee stock purchase plan, as if the fair-value method defined in SFAS No. 123 had been applied. We terminated our 1999 Purchase Plan in August 2003.

     The following table presents pro forma disclosure of net income (loss) and basic and diluted earnings (loss) per share as if stock-based compensation expense had been recognized during the three-year period ended December 31, 2003. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting.

                                                  2003              2002          2001
                                           -------------------   -----------   -----------
Net income as reported...................              $ 2,650       $ 8,930       $ 9,648
Less: stock-based compensation expense,
  net of related tax effects.............               (6,121)       (9,356)       (7,167)
                                                      --------      --------      --------
Pro forma net income (loss)..............               (3,471)         (426)        2,481
Basic earnings per share -- as
  reported...............................                  .09           .32           .38
Diluted earnings per share -- as
  reported...............................                  .09           .31           .37
Basic earnings (loss) per share -- pro
  forma..................................                 (.12)         (.02)          .10
Diluted earnings (loss) per share -- pro
  forma..................................                 (.12)         (.02)          .10
ASSUMPTIONS:
Expected dividend yield..................                    0%            0%            0%
Expected stock price volatility..........                   90%           93%           81%
Risk-free interest rate..................                 2.25%         2.25%         3.85%
Expected life of option..................     2.63 to 3.17 years    2.96 years    3.13 years

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 was adopted effective January 1, 2003. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3. Under

SFAS No. 146, the liability for costs associated with exit or disposal activities is recognized and measured initially at fair value only when the liability is incurred, rather than at the date the Company committed to the exit plan. All exit or disposal activities that have occurred since January 1, 2003 have been accounted for in accordance with SFAS No. 146.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure ("SFAS No. 148") which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation if a company elects to account for its equity awards under this method. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in both annual and interim financial statements.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which was subsequently revised in December 2003. Variable interest entities are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a stand-alone basis. We do not participate in variable interest entities.

     In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). The provisions of SFAS No. 149 amend and clarify the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant impact on our financial statements.

     We did not engage in any material foreign currency hedging transactions during 2002; however, during fourth quarter 2003 we began using derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with the net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under SFAS No. 133. Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income, net, offset by the gains or losses resulting from the settlement of the underlying foreign denominated assets and liabilities.

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 requires certain financial instruments that embody obligations of the issuer, and which have characteristics of both liabilities and equity, to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. We do not have any financial instruments, as defined in SFAS No. 150, that have characteristics of both liabilities and equity.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS OR THE MARKET PRICE OF OUR STOCK

     We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2003 and for the year then ended contained elsewhere in this Form 10-K.

REGIONAL AND/OR GLOBAL CHANGES IN ECONOMIC, POLITICAL AND MARKET CONDITIONS COULD CAUSE DECREASES IN DEMAND FOR OUR SOFTWARE AND RELATED SERVICES WHICH COULD NEGATIVELY AFFECT OUR REVENUE AND OPERATING RESULTS AND THE MARKET PRICE OF OUR STOCK.

     Our revenue and profitability depend on the overall demand for our software and related services. A regional and/or global change in the economy and financial markets could result in delay or cancellation of customer purchases. We and most of our competitors recently announced that current economic conditions have negatively impacted financial results. In addition, recent developments associated with terrorist attacks on United States' interests, the US war and continued violence in Iraq, and the Severe Acute Respiratory Syndrome ("SARS") have resulted in economic, political and other uncertainties, which could further adversely affect our revenue growth and operating results. If demand for our software and related services decrease, our revenues would decrease and our operating results would be adversely affected. Our inability to license software products to new customers may cause our stock price to fall.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH COULD ADVERSELY AFFECT THE PRICE OF OUR STOCK.

     Our quarterly operating results have varied and are expected to continue to vary in the future. If our quarterly operating results fail to meet management's or analysts' expectations, the price of our stock could decline. Many factors may cause these fluctuations, including:

     - Demand for our software products and services, including the size and timing of individual contracts and our ability to recognize revenue with respect to contracts signed in the quarter, particularly with respect to our significant customers;

     - Changes in the length of our sales cycle;

     - Competitive pricing pressures and the competitive success or failure on significant transactions;

     - Customer order deferrals resulting from the anticipation of new products, economic uncertainty, disappointing operating results by the customer, or otherwise;

     - The timing of new software product and technology introductions and enhancements to our software products or those of our competitors, and market acceptance of our new software products and technology;

     - Changes in our operating expenses;

     - Changes in the mix of domestic and international revenues, or expansion or contraction of international operations;

     - Our ability to complete fixed price consulting contracts within budget;

     - Foreign currency exchange rate fluctuations;

     - Operational issues resulting from corporate reorganizations; and

     - Lower-than-anticipated utilization in our consulting services group as a result of reduced levels of software sales, reduced implementation times for our products, changes in the mix of demand for our software products, or other reasons.

OUR STOCK PRICE HAS BEEN AND MAY REMAIN VOLATILE.

     The trading price of our common stock has in the past and may in the future be subject to wide fluctuations. Examples of factors that we believe have caused fluctuations in our stock price in the past include the following:

     - Cancelled or delayed purchasing decisions related to the September 11 terrorist attack and the uncertainty related to potential future terrorist attacks and the war with and continued violence in Iraq;

     - The millennium change;

     - Conversion to the Euro currency;

     - External and internal marketing issues;

     - Our announcement of our reduced visibility and increased uncertainty concerning future demand for our products;

     - Increased competition;

     - Elongated sales cycles;

     - A limited number of reference accounts with implementations in the early years of product release;

     - Certain design and stability issues in early versions of our products;
       and

     - Lack of desired features and functionality.

     In addition, fluctuations in the price of our common stock may expose us to the risk of securities class action lawsuits. Defending against such lawsuits could result in substantial costs and divert management's attention and resources. Furthermore, any settlement or adverse determination of these lawsuits could subject us to significant liabilities.

OUR GROSS MARGINS MAY VARY SIGNIFICANTLY OR DECLINE.

     Because the gross margins on product revenues (software licenses and maintenance services) are significantly greater than the gross margins on consulting services revenue, our combined gross margin has fluctuated from quarter to quarter, and it may continue to fluctuate significantly based on revenue mix. As a result of the economic downturn, we believe retailers have changed their buying behavior and that this has resulted in a fundamental shift in the mix of demand for the various types of products we sell. Demand for our MERCHANDISE MANAGEMENT SYSTEMS and IN-STORE SYSTEMS has declined. We believe retailers have changed their buying behavior and that this has resulted in a fundamental shift in the mix of demand for the various types of products we sell from longer, high dollar infrastructure type projects typically associated with our MERCHANDISE MANAGEMENT SYSTEMS and IN-STORE SYSTEMS, to our STRATEGIC MERCHANDISE MANAGEMENT SOLUTIONS that are less disruptive, have a higher ROI, shorter implementation timeframes and a lower total cost of ownership. The decline in software sales of MERCHANDISE MANAGEMENT SYSTEMS and IN-STORE SYSTEMS is having a corollary negative impact on our service revenues as consulting services revenue typically lags the performance of software revenues by as much as one year. In addition, our gross margins on consulting services revenue vary significantly with the rates at which we utilize our consulting personnel, and as a result, our overall gross margins will be adversely affected when there is not enough work to keep our consultants busy. We may face some constraints on our ability to adjust consulting service headcount and expense to meet demand, due in part to our need to retain consulting personnel with sufficient skill sets to implement and maintain our full set of products.

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

     We believe the retail industry remains cautious with their level of investment in information technology during the difficult economic cycle of the last few years, and uncertainty related to the threat of future terrorist attacks and any continued violence in Iraq. We remain concerned about weak and uncertain economic conditions, consolidations and the disappointing results of retailers in certain of our geographic regions. The retail industry will be negatively impacted if weak economic conditions or fear of additional terrorists' attacks and wars persist for an extended period of time. Weak and uncertain economic conditions have in the past, and may in the future, negatively impact our revenues, including a potential deterioration of our maintenance revenue base as customers look to reduce their costs, elongate our selling cycles, and delay, suspend or reduce the demand for our products. As a result, it is difficult in the current economic environment to predict exactly when specific software licenses will close within a six to nine month time frame. In addition, weak and uncertain economic conditions could impair our customers' ability to pay for our products or services. Any of these factors could adversely impact our business, quarterly or annual operating results and financial condition.

     We also believe that the retail industry may be consolidating, and that the industry is currently experiencing increased competition in certain geographical regions that could negatively impact the industry and our customers' ability to pay for our products and services. Such consolidation has in the past, and may in the future, negatively impact our revenues, reduce the demand for our products and may negatively impact our business, operating results and financial condition.

THERE MAY BE AN INCREASE IN CUSTOMER BANKRUPTCIES DUE TO WEAK ECONOMIC
CONDITIONS.

     We have in the past and may in the future be impacted by customer bankruptcies that occur in periods subsequent to the software license sale. During weak economic conditions, such as those currently being experienced in our international regions, there is an increased risk that certain of our customers will file bankruptcy. When our customers file bankruptcy, we may be required to forego collection of pre-petition amounts owed and to repay amounts remitted to us during the 90-day preference period preceding the filing. Accounts receivable balances related to pre-petition amounts may in certain of these instances be large due to extended payment terms for software license fees, and significant billings for consulting and implementation services on large projects. The bankruptcy laws, as well as the specific circumstances of each bankruptcy, may severely limit our ability to collect pre-petition amounts, and may force us to disgorge payments made during the 90-day preference period. We also face risk from international customers that file for bankruptcy protection in foreign jurisdictions, in that the application of foreign bankruptcy laws may be more difficult to predict. Although we believe that we have sufficient reserves to cover anticipated customer bankruptcies, there can be no assurance that such reserves will be adequate, and if they are not adequate, our business, operating results and financial condition would be adversely affected.

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

     Certain of our software products, including CUSTOMER ORDERING, STORE PORTAL, PORTFOLIO POINT OF SALES, and certain modules of PORTFOLIO CRM and INTELLECT, have been commercially released within the last two years. Other modules of PORTFOLIO CRM and INTELLECT are still in beta or under development. In addition, we have only recently announced our intentions to develop or acquire a series of business-to-business e-commerce solutions, including products in furtherance of our pursuit of the market for Collaborative Solutions. The markets for these products are new and evolving, and we believe that retailers and their suppliers may be cautious in adopting web-based and other new technologies. Consequently, we cannot predict the growth rate, if any, and size of the markets for our e-commerce products or that these markets will continue to develop. Potential and existing customers may find it difficult, or be unable, to successfully implement our e-commerce products, or may not purchase our products for a variety of reasons, including their inability or unwillingness to deploy sufficient internal personnel and computing resources for a successful implementation. In addition, we must overcome significant obstacles to successfully market our newer products, including limited experience of our sales and consulting personnel. If the markets for our newer products fail to develop, develop more slowly or differently than expected or become saturated with competitors, or if our products are not accepted in the marketplace or are technically flawed, our business, operating results and financial condition will decline.

WE ARE INVESTING HEAVILY IN RE-WRITING MANY OF OUR PRODUCTS FOR THE MICROSOFT ..NET PLATFORM.

     We are developing a series of enhancements to the JDA Portfolio products, based upon the Microsoft .Net technology platform (".Net Platform"), that we believe will position us uniquely in the retail and collaborative solutions markets. Our goals are to ensure that our solutions offer: (i) increased ease of use, (ii) increased integration of business processes, (iii) reduced cost of ownership, (iv) faster implementation, and (v) faster return on investment. We believe our next generation technology will enhance our competitive position since we will be able to offer significant features and functionality using an advanced technology platform. Our goal is to begin delivering applications on the .Net Platform in third quarter 2004, starting with PORTFOLIO REPLENISHMENT BY E3, followed by PORTFOLIO PLANNING BY ARTHUR, and certain of our INTELLECT applications. This is a significant investment by the Company as we are building our next generation of products, while at the same time, we continue development efforts on our existing products and complete the integration of acquired products. We also plan to develop new products as well as shared code components using the .Net Platform. The risks of our commitment to the .Net Platform include, but are not limited to, the following:

     - The possibility that it may be more difficult than we currently anticipate to develop our products for the .Net Platform, and we could incur costs in excess of our projections to complete the planned transition of our product suite;

     - The possibility that prospective customers will refrain from purchasing the current versions of products to be re-written because they are waiting for the .Net Platform versions;

     - The possibility that our .Net Platform beta customers will not become favorable reference sites;

     - Adequate scalability of the .Net Platform for our largest customers;

     - The possibility we may not complete the transition to the .Net Platform in the time frame we currently expect;

     - The ability of our development staff to learn how to efficiently and effectively develop products using the .Net Platform;

     - Our ability to transition our customer base onto the .Net Platform when it is available;

     - Microsoft's ability to achieve market acceptance of the .Net platform;
       and

     - Microsoft's continued commitment to enhancing and marketing the .Net platform.

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

THERE ARE MANY RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

     Our international revenues represented 44% of total revenues in the year ended December 31, 2003 as compared to 43% and 44% in the years ended December 31, 2002 and 2001, respectively. If our international operations grow, we must recruit and hire a number of new consulting, sales and marketing and support personnel in the countries in which we have or will establish offices. Our entry into new international markets typically requires the establishment of new marketing and distribution channels as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. The opening of our new offices typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. If we are less successful in a new market than we expect, we may not be able to realize an adequate return on our initial investment and our operating results could suffer. If we have to downsize certain international operations, the costs to do so are typically much higher than downsizing costs in the United States, particularly in Europe. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, that we will be successful at hiring, training or retaining such personnel, or that we can expand or contract our international operations in a timely, cost effective manner.

     Our international business operations are subject to risks associated with international activities, including:

     - Currency fluctuations;

     - Higher operating costs due to local laws or regulations;

     - Unexpected changes in employment and other regulatory requirements;

     - Tariffs and other trade barriers;

     - Costs and risks of localizing products for foreign countries;

     - Longer accounts receivable payment cycles in certain countries;

     - Potentially negative tax consequences;

     - Difficulties in staffing and managing geographically disparate operations;

     - Greater difficulty in safeguarding intellectual property, licensing and other trade restrictions;

     - Ability to negotiate and have enforced favorable contract provisions;

     - Repatriation of earnings;

     - The burdens of complying with a wide variety of foreign laws;

     - Anti-American sentiment due to the war with Iraq, and other American policies that may be unpopular in certain regions;

     - The effects of regional and global infectious diseases such as SARS; and

     - General economic conditions in international markets.

     Consulting services in support of certain international software licenses typically have lower gross margins than those achieved domestically due to generally lower billing rates and/or higher costs in certain of our international markets. Accordingly, any significant growth in our international operations may result in declines in gross margins on consulting services. We expect that an increasing portion of our international software license, consulting services and maintenance services revenues will be denominated in foreign currencies, subjecting us to fluctuations in foreign currency exchange rates. As we continue to expand our international operations, exposures to gains and losses on foreign currency transactions may increase. We may choose to limit such exposure from time to time by entering into forward foreign currency exchange contracts or engaging in similar hedging strategies. We cannot guarantee that any currency exchange strategy would be successful in avoiding exchange-related losses. In addition, revenues earned in various countries where we do business may be subject to taxation by more than one jurisdiction, which would reduce our earnings.

WE MAY FACE DIFFICULTIES IN OUR HIGHLY COMPETITIVE MARKETS, PARTICULARLY IF THE CURRENT WEAK ECONOMIC CONDITIONS PERSIST.

     We encounter competitive products from a different set of vendors in each of our primary product categories. We believe that while our markets are still subject to intense competition, the number of significant competitors in many of our application markets has diminished over the past five years. We believe the principal competitive factors in our markets are feature and functionality, product reputation and reference accounts, vendor viability, retail and supply chain industry expertise, total solution cost and quality of customer support.

     Our Retail Enterprise Systems compete primarily with internally developed systems and other third-party developers such as AC Nielsen Corporation, Aldata Solutions, Alphameric PLC (formerly Compass Software Group PLC), Connect3 Systems, Inc., Island Pacific, Inc. (formerly SVI Holdings, Inc., Marketmax, Inc. (recently acquired by SAS), Micro Strategies Incorporated, Evant, Inc. (formerly Nonstop Solutions), Lawson Software, NSB Retail Systems PLC, Retek, Inc., and SAP AG. In addition, new competitors may enter our markets and offer merchandise management systems that target the retail industry.

     The competition for our In-Store Systems is more fragmented than the competition for our Retail Enterprise Systems. We compete primarily with small point-of-sale focused companies such as CRS Business Computers, Kronos Incorporated, MICRO Systems, Inc. (formerly Datavantage, Inc.), Radiant Systems, Inc., 360 Commerce, Tomax Technologies and Triversity, Inc. We also compete with other broad solution set providers such as NSB Retail Systems PLC, Retek, Inc., and SAP AG (Campbell Software Division).

     Our current Collaborative Solutions compete primarily with products from Marketmax, Inc. (recently acquired by SAS), Evant Inc. (formerly Nonstop Solutions), AC Nielsen Corporation, i2 Technologies, Manugistics Group, Inc., Information Resources, Inc., and Synchra Systems.

     In the market for consulting services, we have pursued a strategy of forming informal working relationships with leading retail systems integrators such as IBM Global Services, Cap Gemini Ernst & Young, Kurt Salmon Associates and Lakewest Consulting. These integrators, as well as independent consulting firms such as Accenture, AIG Netplex, CFT Consulting, SPL and ID Applications, also represent competition to our consulting services group. Moreover, because many of these consulting firms are involved in advising our prospective customers in the software selection process, they may successfully encourage a prospective customer to select software from a software company with whom they have a relationship. Examples of such relationships between consulting firms and software companies include the relationships between Retek, Inc. and Accenture.

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

     A few of our existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and other resources than we do, which could provide them with a significant competitive advantage over us. In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the retail supply chain market. We cannot guarantee that we will be able to compete successfully against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.

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

     We license and integrate technology from third parties in certain of our software products. For example, we license the Uniface client/server application development technology from Compuware, Inc. for use in PMM, certain applications from Silvon Software, Inc. for use in IDEAS, IBM's Net.commerce merchant server software for use in CUSTOMER ORDERING, and the Syncsort application for use in PORTFOLIO PLANNING BY ARTHUR. These third party licenses generally require us to pay royalties and fulfill confidentiality obligations. If we are unable to continue to license any of this third party software, or if the third party licensors do not adequately maintain or update their products, we would face delays in the releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our software products. These delays, if they occur, could harm our business, operating results and financial condition. It is also possible that intellectual property acquired from third parties through acquisitions, mergers, licenses or otherwise may not have been adequately protected.

WE MAY FACE LIABILITY IF OUR PRODUCTS ARE DEFECTIVE OR IF WE MAKE ERRORS IMPLEMENTING OUR PRODUCTS.

     Our software products are highly complex and sophisticated. As a result, they may occasionally contain design defects or software errors that could be difficult to detect and correct. In addition, implementation of our products may involve customer-specific configuration by third parties or us, and may involve integration with systems developed by third parties. In particular, it is common for complex software programs, such as our UNIX/Oracle and e-commerce software products, to contain undetected errors when first released. They are discovered only after the product has been implemented and used over time with different computer systems and in a variety of applications and environments. Despite extensive testing, we have in the past discovered certain defects or errors in our products or custom configurations only after our software products have been used by many clients. For example, we will likely experience undetected errors in our .Net applications as we begin to implement them for the first time at customer sites. In addition, our clients may occasionally experience difficulties integrating our products with other hardware or software in their environment that are unrelated to defects in our products. Such defects, errors or difficulties may cause future delays in product introductions and shipments, result in increased costs and diversion of development resources, require design modifications or impair customer satisfaction with our products.

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

WE ARE DEPENDENT ON KEY PERSONNEL.

     Our performance depends in large part on the continued performance of our executive officers and other key employees, particularly the performance and services of James D. Armstrong our Chairman and Hamish N. J. Brewer our Chief Executive Officer. Mr. Brewer was promoted to Chief Executive Officer on August 4, 2003 having served as our President since April 2001 and as a senior officer of the Company since 1996. He succeeds Mr. Armstrong who continues as Chairman of the Board. As Chairman, Mr. Armstrong retains his active leadership role, focusing on strategic planning, merger and acquisition opportunities, major product decisions and key customer relationships. We do not have in place "key person" life insurance policies on any of our employees. The loss of the services of Mr. Armstrong, Mr. Brewer, or other key executive officers or employees without a successor in place, or any difficulties associated with our succession, could negatively affect our financial performance.

WE MAY HAVE DIFFICULTY INTEGRATING ACQUISITIONS.

     We continually evaluate potential acquisitions of complementary businesses, products and technologies, including those that are significant in size and scope. In pursuit of our strategy to acquire complementary products, we completed the acquisition of the assets of Zapotec Software, Inc. in February 2001, the NeoVista Decision Series from Accrue Software, Inc. in June 2001, the acquisition of all the common stock of E3 in September 2001, the acquisition of certain intellectual property from J -- Commerce in April 2002, and the acquisition of certain intellectual property from Vista Software Solutions, Inc. in April 2003, the acquisition of substantially all remaining intellectual property and certain other assets of Engage, Inc in August 2003, and the acquisition of substantially all the assets of Timera Retail Solutions on January 29, 2004. The E3 acquisition was our largest to date, and involved the integration of E3's products and operations in 12 countries. The risks we commonly encounter in acquisitions include:

     - We may have difficulty assimilating the operations and personnel of the acquired company;

     - We may have difficulty effectively integrating the acquired technologies or products with our current products and technologies;

     - Our ongoing business may be disrupted by transition and integration issues;

     - We may not be able to retain key technical and managerial personnel from the acquired business;

     - We may be unable to achieve the financial and strategic goals for the acquired and combined businesses;

     - We may have difficulty in maintaining controls, procedures and policies during the transition and integration;

     - Our relationships with partner companies or third-party providers of technology or products could be adversely affected;

     - Our relationships with employees and customers could be impaired;

     - Our due diligence process may fail to identify significant issues with product quality, product architecture, legal contingencies, and product development, among other things;

     - We may be subject to as a successor, certain liabilities of our acquisition targets; and

     - We may be required to sustain significant exit charges if products acquired in business combinations are unsuccessful.

IT MAY BECOME INCREASINGLY EXPENSIVE TO OBTAIN AND MAINTAIN LIABILITY INSURANCE AT CURRENT LEVELS.

     We contract for insurance to cover a variety of potential risks and liabilities. In the current market, insurance coverage is becoming more restrictive and expensive, and when certain insurance coverage is offered, the deductible for which we are responsible is larger. In light of these circumstances, it may become more difficult to maintain insurance coverage at historical levels, or if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in our being forced to bear the burden of an increased portion of risks for which we have traditionally been covered by insurance, which could negatively impact the Company's results of operations.

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

     Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 44% of total revenues in the year ended December 31, 2003 as compared to 43% and 44% in the years ended December 31, 2002 and 2001, respectively. In addition, the identifiable net assets of our foreign operations totaled 20% of consolidated net assets at December 31, 2003 and 2002. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders' equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting unrealized foreign currency exchange gains of $1.6 million and $1.9 million in 2003 and 2002, respectively.

     We did not engage in any material foreign currency hedging transactions during 2002; however, during fourth quarter 2003 we began using derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We no not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under SFAS No. 133. Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income, net, offset by the gains or losses resulting from the settlement of the underlying foreign denominated assets and liabilities.

     At December 31, 2003, we had forward exchange contracts with a notional value of $10.3 million and an associated net forward contract liability of $147,000, which is included in accrued expenses and other liabilities. At December 31, 2002, we had forward exchange contracts with a notional value of $1.0 million and an insignificant forward contract liability. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We do not anticipate any material adverse impact to our financial statements as a result of these forward exchange contracts.

     Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net working capital as of December 31, 2003 to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the December 31, 2003 rates would result in a currency translation loss of $1.7 million before tax.

     Interest rates. We invest our cash in a variety of financial instruments, including bank time deposits, and variable and fixed rate obligations of the U.S. Government and its agencies, states, municipalities, commercial paper and corporate bonds. These investments are denominated in U.S. dollars. We classify all of our investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on our investments is reflected in our financial statements under the caption "Other income, net." Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have suffered a decline in market value due to a change in interest rates. We hold our investment securities for purposes other than trading. The fair value of securities held at December 31, 2003 was $37.3 million, which is approximately the same as amortized cost, with interest rates generally ranging between 1% and 2%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, together with the independent auditors' report of Deloitte & Touche LLP, are included in this Form 10-K as listed in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A.  CONTROLS AND PROCEDURES

     During and subsequent to the reporting period, and under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that were in effect at the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on December 31, 2003 were effective to ensure that information required to be disclosed in our reports to be filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Other than the steps we took during 2003 to remediate certain weaknesses in our IT area with respect to access security and change control, there have been no significant changes in our internal controls over financial reporting, or to our knowledge, in other factors that could significantly affect these controls subsequent to December 31, 2003. While we have not identified any material weakness or condition in our disclosure controls and procedures that would cause us to consider them ineffective for their intended purpose, we nevertheless have identified certain manual accounting procedures related to the consolidation of our financial position that resulted in immaterial, inappropriate classifications of the foreign currency translation adjustment in our consolidated balance sheet. We have dedicated resources to correct this issue and are in the process of implementing the necessary corrections. These deficiencies did not have a material impact on the quality or accuracy of our financial statements.

                                    PART III

     Certain information required by Part III is omitted from this Form 10-K, as we intend to file our Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our directors and executive officers, and their ages as of March 15, 2004, are as follows:

NAME                            AGE                                      TITLE
----                            ---                                      -----
James D. Armstrong............  53    Chairman
J. Michael Gullard (1), (3)...  59    Director
William C. Keiper (1).........  53    Director
Douglas G. Marlin (1), (2),     56    Director
  (3).........................
Jock Patton (1), (2), (3).....  58    Director
Hamish N. J. Brewer...........  41    President and Chief Executive Officer
Kristen L. Magnuson...........  47    Executive Vice President and Chief Financial Officer
Peter J. Charness.............  49    Senior Vice President, Global Marketing and Chief Product Officer
Scott D. Hines................  40    Senior Vice President, Chief Technology Officer and Global In-Store Systems
David R. King.................  59    Senior Vice President, Product Development
Christopher J. Moore..........  41    Senior Vice President, Customer Support Solutions
David J. Tidmarsh.............  52    Senior Vice President, Customer Success
Wayne J. Usie.................  37    Senior Vice President of the Americas

---------------

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

(3) Member of the Nominating and Governance Committee

DIRECTORS:

     James D. Armstrong has been a Director since co-founding our Company in 1985 and currently serves as Chairman of the Board. Mr. Armstrong also served as Co-Chairman of the Board from January 1999 to August 2000. Mr. Armstrong served as our Chief Executive Officer from July 1999 to July 2003, as Co-Chief Executive Officer from January 1999 to July 1999, and as Chief Executive Officer from 1985 to October 1997. Mr. Armstrong founded JDA Software Services, Ltd., a Canadian software development company, in 1978 and served as its President until 1987. Mr. Armstrong studied engineering at Ryerson Polytechnic Institute in Toronto, Ontario.

     J. Michael Gullard has been a Director since January 1999. Mr. Gullard has been the General Partner of Cornerstone Management, a venture capital and consulting firm specializing in software and data communications companies since 1984. Mr. Gullard has also served as Chairman of Merant PLC (formerly Micro Focus Group Ltd.), a publicly-held corporation headquartered in England with extensive operations in the United States, that specializes in change management software tools since 1996, and as Chairman of NetSolve, Incorporated, a publicly-held corporation which provides IT infrastructure management services on an out-sourced basis since 1992. Mr. Gullard is also a director of Celeritek Inc., a publicly-held company which designs and manufactures gallium arsenide
(GaAs) semiconductor components and GaAs-based subsystems used in defense electronics and commercial communication networks. Mr. Gullard has previously served as Chief Executive Officer and Chief Financial Officer of Telecommunications Technology, Inc. from 1979 to

1984, and held a variety of financial and operational management positions at Intel Corporation from 1972 to 1979. Mr. Gullard currently serves as Chairman of Mainsoft Corp., a private company and has formerly served as a Director of other technology companies. Mr. Gullard attended Stanford University where he received a Bachelor of Arts Degree in Economics and a Masters Degree from the Graduate School of Business.

     William C. Keiper has been a Director since April 1998. Mr. Keiper has served as Chairman and Chief Executive Officer of Arrange Technology LLC, a software development services outsourcing company since 2002 and as Managing Partner of Black Diamond Group LLC, a management consulting firm since 2003. From 1998 to 2002, Mr. Keiper served as President of Martin Wolf Securities LLC, a mergers and acquisitions firm serving middle market IT services, consulting and e-commerce companies. From 1997 to 1998, Mr. Keiper served as Managing Director of Software Equity Group, LLC, a software and Internet technology mergers, acquisitions and strategic consulting firm. Mr. Keiper was an officer and member of the Board of Directors of Artisoft, Inc., a publicly-held software company that develops and markets computer telephony and communications software from 1993 to 1997, serving as Chief Executive Officer from 1993 to 1997, and as Chairman of the Board from 1995 to 1997. From 1986 to 1993, Mr. Keiper held variety of executive positions with MicroAge, Inc., a publicly-held distributor and integrator of information technology products and services, including President and Chief Operating Officer. MicroAge, Inc. was a Fortune Services 500 company. Mr. Keiper currently serves on the Board of Directors of several technology companies, including Hypercom Corporation, a NYSE company that provides point-of-sale card payment systems; Zones, Inc., a direct catalog marketer of PC-related products and software; and Smith Micro Software, Inc., a provider of application software and wireless solutions. Mr. Keiper received a Bachelor of Science Degree in Business (finance major) from Eastern Illinois University, a Juris Doctorate Degree from Arizona State University and a Masters Degree in International Management from the Thunderbird American Graduate School of International Management.

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

     Jock Patton has been a Director since January 26, 1999. Mr. Patton is a private investor and serves as Lead Trustee, Valuation Committee Chair and Executive Committee member of the ING Funds, a $30 billion mutual fund complex. Mr. Patton previously served as Chief Executive Officer of Rainbow Multimedia Group, Inc., a producer of digital entertainment, from 1999 to 2001. From 1992 to 1997, Mr. Patton served as a Director and President of StockVal, Inc., an SEC registered investment advisor providing securities analysis software and proprietary data to mutual funds, major money managers and brokerage firms worldwide. Prior to 1992, Mr. Patton was a Partner and Director in the law firm of Streich Lang where he founded and headed the Corporate/Securities Practice Group. Mr. Patton currently serves as the Lead Director of Hypercom Corporation, a NYSE company that provides point-of-sale card payment systems. Mr. Patton has previously served on the Board of Directors of various public and private companies, including America West Airlines, Inc. Mr. Patton holds an A.B. Degree in Political Science and Juris Doctorate, both from the University of California.

OTHER EXECUTIVE OFFICERS:

     Hamish N. J. Brewer has served as our President and Chief Executive Officer since August 2003. Mr. Brewer previously served as President from March 2001 to July 2003, as Senior Vice President, Sales from 2000 to March 2001, as Senior Vice President, Enterprise Systems, from 1999 to 2000, as Senior Vice President, International during 1998 to 1999, as Director of our European, Middle East and African operations from 1996 to 1998, and as a Marketing Representative from 1994 to 1996. Prior to that, Mr. Brewer served as a Retail Marketing Specialist with IBM from 1986 to 1990, and in various operational positions with a privately-held retail sales organization located in England. Mr. Brewer received a Bachelor of Science and a Bachelor of Commerce Degree from the University of Birmingham in England.

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

     Peter J. Charness has served as our Senior Vice President, Global Marketing and Chief Product Officer since March 1999. Mr. Charness previously served as our Vice President of Marketing and Strategy for the JDA Arthur Division from 1998 to 1999. Prior to that, Mr. Charness served as Vice President and General Manager of the Retail Division of Comshare, Inc, a publicly-held software company, from 1996 to 1998, as Vice President, Professional Services of Mitech Computer Systems, Inc., a publicly-held software company, from 1995 to 1996, and in various management positions including Vice President Logistics and Technology of Dylex Ltd., a publicly-held Canadian retail sales company, from 1984 to 1995. Mr. Charness' education includes a CEGEP Diploma from McGill University in Montreal, Quebec, a Bachelor of Arts Degree from York University in Toronto, Ontario, and a Master of Business Administration Degree from the University of Western Ontario.

     Scott D. Hines has served as our Senior Vice President, Chief Technology Officer and Global In-Store Systems since January 2004. Mr. Hines previously served as our Senior Vice President, Chief Technology Officer from 1999 to 2003, as Vice President of In-store Systems from 1997 to 1998, as Director of Store Systems Product Development from 1996 to 1997, and as Associate Director of Store Systems Product Development from 1993 to 1996. Prior to that, Mr. Hines served as Director of MIS for US Hosiery Corporation, a privately-held textile manufacturing company, from 1991 to 1993, and as President of DataWorks, Inc., a privately-held software development company, from 1987 to 1991. Mr. Hines attended Carnegie Mellon University and received a Bachelor of Science Degree in Molecular Biology.

     David R. King has served as our Senior Vice President, Product Development since January 2004. Mr. King served as Vice President Product Planning of Geac Computer Corp. Ltd, a publicly-held Canadian software company, from August 2003 to December 2003, as Sr. Vice President of Product Development and Chief Technology Officer of Comshare, Inc., a publicly-held software company, from 1997 to 2003, and as its Director of Applied Technology and Research from 1991 to 1997, and in various management positions including Director, Advanced Product Design and Development of Execucom Systems Corporation, a privately-held provider of decision and executive support systems, from 1983 to 1991. Prior to that, Mr. King was a full-time faculty member responsible for teaching undergraduate and graduate courses in statistics, research methods, mathematical and computer modeling at Old Dominion University, the University of Maryland, and the University of South Carolina, from 1969 to 1982. Mr. King currently serves on the advisory boards for MIS at the University of Georgia and the International Academy of Advanced Decision Support at the Peter Kiewit Institute of Technology. In addition, Mr. King has written over 50 articles and books in the areas of decision support and business intelligence. Mr. King's education includes a Bachelor of Sociology Degree, a Master of Sociology Degree, and a Ph.D. in Sociology with a minor in Mathematical Statistics from the University of North Carolina.

     Christopher J. Moore has served as our Senior Vice President, Customer Support Solutions since January 2004. Mr. Moore previously served as our Vice President, US Consulting Services from 1999 to 2003, as Vice President, CSG Operations in 1999, as a Regional Director, CSG from 1997 to 1998, as Associate Consulting Director from 1995 to 1997, as Senior Implementation Manager from 1994 to 1995, and in various other programmer, analyst and consulting positions from 1991 to 1993. Prior to that, Mr. Moore served in various management positions with Vormittag Associates, Inc. a privately-held software and consulting services distributor, from 1990 to 1991, Sunrise Software Systems, a privately-held POS hardware and software distributor, from 1989 to 1990, and Computer Generated Solutions, a privately-held consulting company, from 1987 to 1989. Mr. Moore attended Polytechnic University and received a Bachelor of Science degree in Computer Science.

     David J. Tidmarsh has served as our Senior Vice President, Customer Success since January 2004. Mr. Tidmarsh previously served as our Senior Vice President, Client Services from January 1999 to December 2003. Prior to that, Mr. Tidmarsh served as Vice President of Business Development with HNC Retek, a business unit of HNC Software Inc., a publicly-held software solutions provider, from 1997 to 1998, as Chief Information Officer and Vice President of Logistics with Wilsons The Leather Experts, a retail sales company, from 1993 to 1997, as Chief Operating Officer of Page-Com, a publicly-held direct mail marketer of communication equipment, and as Vice President of Merchandise Planning, Allocation and Logistics with Pier One Imports, a specialty retail company, from 1987 to 1992. Mr. Tidmarsh attended Marquette University and received a Bachelor of Arts Degree in Philosophy.

     Wayne J. Usie has served as our Senior Vice President of the Americas since January 2003. Mr. Usie previously served as our Senior Vice President, Product Development from January 2001 to December 2002. Prior to that, Mr. Usie served as Vice President -- Information Technology for Family Dollar Stores, Inc., a publicly-held mass merchant discount retailer from 1997 to 2000, as Vice President -- Chief Financial Officer and Chief Information Officer of Campo Electronics, Appliances, and Computers, Inc., a publicly-held consumer electronics retailer, from 1996 to 1997, as President and Chief Executive Officer of International Networking & Computer Consultants, Inc., a privately-held software integration consulting firm, from 1992 to 1996, and in various management positions in the regional accounting firm of Broussard, Poche, Lewis & Breaux from 1988 to 1992. Mr. Usie attended Louisiana State University and received a Bachelor of Science Degree in Business
Administration -- Accounting.

     In addition, we are actively recruiting from outside the Company to fill a new position, Senior Vice President, Collaborative Solutions.

     Information relating to the designation of our Audit Committee Financial Expert, beneficial ownership reporting compliance under Section 16(a) of the Exchange Act, and the adoption of a Code of Ethics, is incorporated by reference to the proxy statement under the captions "Corporate Governance -- Committees of our Board of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Report of the Audit Committee," and "Corporate Governance -- Code of Business Conduct and Ethics."

ITEM 11.  EXECUTIVE COMPENSATION

     The information relating to executive compensation is incorporated by reference to the Proxy Statement under the captions "Compensation of Directors," "Executive Compensation -- Summary Compensation Table," "Employment and Change of Control Arrangements," "Option Grants in Last Fiscal Year," "Aggregate Option Exercises During Fiscal 2003 and Year End Option Values," "Ten-Year Option Repricing," "Compensation Committee Interlocks and Insider Participation," "Report of The Compensation Committee on Executive Compensation," and "Stock Performance Graph."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information relating to security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management," and "Securities Authorized for Issuance Under Equity Compensation Plans."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and related transactions is incorporated by reference to the Proxy Statement under the caption "Certain Transactions."

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information relating to principal accountant fees and services is incorporated by reference to the Proxy Statement under the captions "Report of the Audit Committee," "Adoption of Policy for Approving Audit and Permitted Non-Audit Services of the Independent Auditor," and "Principal Accounting Firm Fees."

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     A. THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

          1. FINANCIAL STATEMENTS
           Independent Auditors' Report
           Consolidated Balance Sheets -- December 31, 2003 and 2002 Consolidated Statements of Income -- Three Years Ended December 31, 2003
           Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) -- Three Years Ended December 31, 2003
           Consolidated Statements of Cash Flows -- Three Years Ended December 31, 2003
           Notes to Consolidated Financial Statements -- Three Years Ended December 31, 2003

          2. EXHIBITS -- SEE EXHIBIT INDEX.

     B. REPORTS ON FORM 8-K:

     We filed a Form 8-K dated October 20, 2003 with the Securities and Exchange Commission on October 20, 2003 to furnish a copy of our October 20, 2003 press release announcing financial results for the quarter ended September 30, 2003. In addition, the Form 8-K included a discussion of the non-GAAP financial measures of operating income, operating income as a percentage of revenues, and earnings per share provided in the October 20, 2003 press release.

     The information provided in this report on Form 8-K and the Exhibits attached thereto was furnished under "Item 12. Disclosure of Results of Operations and Financial Condition." The information shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall this report be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, except as expressly set forth by specific reference in such filing.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
JDA Software Group, Inc.
Scottsdale, Arizona

     We have audited the accompanying consolidated balance sheets of JDA Software Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of JDA Software Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 and Note 7 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangibles with indefinite lives as required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was effective January 1, 2002.

DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 12, 2004

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 SHARE AMOUNTS)
                                      ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 77,464    $ 71,065
  Marketable securities.....................................    37,266      30,790
                                                              --------    --------
                                                               114,730     101,855
  Accounts receivable, net..................................    40,162      47,077
  Income tax receivable.....................................     2,447       7,479
  Deferred tax asset........................................     4,863       5,564
  Prepaid expenses and other current assets.................    11,768      12,289
  Promissory note receivable................................     2,911          --
                                                              --------    --------
       Total current assets.................................   176,881     174,264
Property and Equipment, net.................................    21,944      21,337
Goodwill....................................................    62,397      59,801
Other Intangibles, net......................................    55,640      56,635
Promissory Note Receivable..................................        --       3,017
Deferred Tax Asset..........................................     3,763          --
                                                              --------    --------
          Total assets......................................  $320,625    $315,054
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $  2,568    $  3,020
  Accrued expenses and other liabilities....................    23,034      26,957
  Deferred revenue..........................................    25,234      23,331
                                                              --------    --------
          Total current liabilities.........................    50,836      53,308
Deferred Tax Liability......................................        --       4,980
Commitments and Contingencies (Notes 12 and 13)
Stockholders' Equity:
  Preferred stock, $.01 par value; authorized 2,000,000
     shares; none issued or outstanding.....................        --          --
  Common stock, $.01 par value; authorized, 50,000,000
     shares; issued 29,429,747 and 28,696,688 shares,
     respectively...........................................       294         287
  Additional paid-in capital................................   246,716     237,120
  Retained earnings.........................................    30,003      27,353
  Accumulated other comprehensive loss......................    (2,672)     (4,199)
                                                              --------    --------
                                                               274,341     260,561
  Less treasury stock, at cost, 414,702 and 339,702 shares,
     respectively...........................................    (4,552)     (3,795)
                                                              --------    --------
     Total stockholders' equity.............................   269,789     256,766
                                                              --------    --------
          Total liabilities and stockholders' equity........  $320,625    $315,054
                                                              ========    ========

                See notes to consolidated financial statements.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2003          2002          2001
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
  Software licenses.........................................   $ 59,283      $ 66,625      $ 71,220
  Maintenance services......................................     71,111        57,570        40,568
                                                               --------      --------      --------
     Product revenues.......................................    130,394       124,195       111,788
  Consulting services.......................................     70,167        87,608        95,124
  Reimbursed expenses.......................................      6,858         7,652         6,904
                                                               --------      --------      --------
     Service revenues.......................................     77,025        95,260       102,028
     Total revenues.........................................    207,419       219,455       213,816
                                                               --------      --------      --------
COST OF REVENUES:
  Cost of software licenses.................................      1,315         2,035         2,376
  Amortization of acquired software technology..............      4,518         4,247         2,971
  Cost of maintenance services..............................     17,373        14,292        11,159
                                                               --------      --------      --------
     Cost of product revenues...............................     23,206        20,574        16,506
  Cost of consulting services...............................     58,233        63,837        69,953
  Reimbursed expenses.......................................      6,858         7,652         6,904
                                                               --------      --------      --------
     Cost of service revenues...............................     65,091        71,489        76,857
     Total cost of revenues.................................     88,297        92,063        93,363
                                                               --------      --------      --------
GROSS PROFIT................................................    119,122       127,392       120,453
OPERATING EXPENSES:
  Product development.......................................     48,529        41,819        34,406
  Sales and marketing.......................................     41,612        39,941        37,998
  General and administrative................................     23,473        26,978        27,099
  Amortization of intangibles...............................      3,067         2,849         5,526
  Relocation costs to consolidate development and support
     activities.............................................      1,794           452            --
  Restructuring, asset disposition and other merger related
     charges................................................         --         6,287           985
  Purchased in-process research and development.............         --           800         2,361
  Gain on sale of office facility...........................       (639)           --            --
                                                               --------      --------      --------
     Total operating expenses...............................    117,836       119,126       108,375
                                                               --------      --------      --------
OPERATING INCOME............................................      1,286         8,266        12,078
  Other income, net.........................................      1,347         1,700         2,671
                                                               --------      --------      --------
INCOME BEFORE INCOME TAXES..................................      2,633         9,966        14,749
  Income tax (benefit) provision............................        (17)        1,036         5,101
                                                               --------      --------      --------
NET INCOME..................................................   $  2,650      $  8,930      $  9,648
                                                               ========      ========      ========
BASIC EARNINGS PER SHARE....................................   $    .09      $    .32      $    .38
                                                               ========      ========      ========
DILUTED EARNINGS PER SHARE..................................   $    .09      $    .31      $    .37
                                                               ========      ========      ========
SHARES USED TO COMPUTE:
  Basic earnings per share..................................     28,645        28,047        25,316
                                                               ========      ========      ========
  Diluted earnings per share................................     29,104        29,074        25,757
                                                               ========      ========      ========

                See notes to consolidated financial statements.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME (LOSS)

                                                                                     ACCUMULATED
                                         COMMON STOCK       ADDITIONAL                  OTHER
                                      -------------------    PAID-IN     RETAINED   COMPREHENSIVE   TREASURY
                                        SHARES     AMOUNT    CAPITAL     EARNINGS       LOSS         STOCK      TOTAL
                                      ----------   ------   ----------   --------   -------------   --------   --------
                                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance, January 1, 2001............  24,610,967    $246     $181,861    $ 8,775       $(2,798)     $(1,819)   $186,265
Issuance of common stock:
  Stock issued in acquisition.......   1,600,080      16       24,199                                            24,215
  Stock options exercised...........     433,286       4        4,226                                             4,230
  Employee stock purchase plan......     391,602       4        3,396                                             3,400
  Tax benefit -- stock
    compensation....................                              907                                               907
Purchase of treasury stock..........                                                                   (875)       (875)
Comprehensive income (loss):
  Net income........................                                       9,648                                  9,648
  Unrealized gain on marketable
    securities available-for-sale,
    net.............................                                                        22                       22
  Foreign translation adjustment....                                                    (3,362)                  (3,362)
                                                                                                               --------
    Comprehensive income............                                                                              6,308
                                      ----------    ----     --------    -------       -------      -------    --------
Balance, December 31, 2001..........  27,035,935     270      214,589     18,423        (6,138)      (2,694)    224,450
Issuance of common stock:
  Stock options exercised...........   1,324,768      13       12,615                                            12,628
  Employee stock purchase plan......     335,985       4        4,146                                             4,150
  Tax benefit -- stock
    compensation....................                            5,770                                             5,770
Purchase of treasury stock..........                                                                 (1,101)     (1,101)
Comprehensive income (loss):
  Net income........................                                       8,930                                  8,930
  Unrealized gain on marketable
    securities available-for-sale,
    net.............................                                                        26                       26
  Foreign translation adjustment....                                                     1,913                    1,913
                                                                                                               --------
    Comprehensive income............                                                                             10,869
                                      ----------    ----     --------    -------       -------      -------    --------
Balance, December 31, 2002..........  28,696,688     287      237,120     27,353        (4,199)      (3,795)    256,766
Issuance of common stock:
  Stock options exercised...........     348,056       3        3,728                                             3,731
  Employee stock purchase plan......     385,003       4        4,067                                             4,071
  Tax benefit -- stock
    compensation....................                              777                                               777
  Reversal of tax valuation
    allowance.......................                            1,024                                             1,024
Purchase of treasury stock..........                                                                   (757)       (757)
Comprehensive income (loss):
  Net income........................                                       2,650                                  2,650
  Unrealized loss on marketable
    securities available-for-sale,
    net.............................                                                        (3)                      (3)
  Foreign translation adjustment....                                                     1,530                    1,530
                                                                                                               --------
    Comprehensive income............                                                                              4,177
                                      ----------    ----     --------    -------       -------      -------    --------
Balance, December 31, 2003..........  29,429,747    $294     $246,716    $30,003       $(2,672)     $(4,552)   $269,789
                                      ==========    ====     ========    =======       =======      =======    ========

                See notes to consolidated financial statements.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income..................................................  $  2,650   $  8,930   $  9,648
Adjustments to reconcile net income to net cash provided
  By Operating activities:
    Depreciation and amortization...........................    16,285     15,448     16,702
    Provision for doubtful accounts.........................       500      2,900      4,884
    Tax benefit -- stock options and employee stock purchase
     plan...................................................       777      5,770        907
    Net gain on disposal of property and equipment..........      (595)        15        130
    Write-off of purchased in-process research and
     development............................................        --        800      2,361
    Deferred income taxes...................................    (7,018)    (6,271)     1,159
Changes in assets and liabilities, net of effects from
  acquisitions:
  Accounts receivable.......................................     6,558     11,334     (7,099)
  Income tax receivable.....................................     5,017     (2,537)        91
  Prepaid expenses and other current assets.................     1,018     (2,211)    (2,729)
  Accounts payable..........................................      (453)       171     (2,640)
  Accrued expenses and other liabilities....................    (3,629)     1,207      3,858
  Deferred revenue..........................................      (267)     5,961      2,107
                                                              --------   --------   --------
    Net cash provided by operating activities...............    20,843     41,517     29,379
                                                              --------   --------   --------
INVESTING ACTIVITIES:
Purchase of marketable securities...........................   (58,363)   (46,767)   (12,242)
Sales of marketable securities..............................       100      9,701      2,500
Maturities of marketable securities.........................    51,784     18,443     13,424
Purchase of Engage, Inc.....................................    (3,349)        --         --
Purchase of Vista Software Solutions, Inc...................    (4,006)        --         --
Purchase of J -- Commerce, Inc..............................        --     (4,170)        --
Purchase of E3 Corporation, net of cash acquired............        --         --    (18,348)
Purchase of Neo Vista Decision Series.......................        --         --     (4,938)
Purchase of Zapotec Software, Inc...........................        --         --     (1,250)
Payment of direct costs related to the acquisition of E3
  Corporation...............................................      (708)    (8,583)    (6,048)
Issuance of promissory note receivable......................        --         --     (3,500)
Payments received on promissory note receivable.............       106        337        146
Purchase of property and equipment..........................   (10,395)    (8,262)    (6,815)
Proceeds from disposal of property and equipment............     2,022        448      1,478
                                                              --------   --------   --------
    Net cash used in investing activities...................   (22,809)   (38,853)   (35,593)
                                                              --------   --------   --------
FINANCING ACTIVITIES:
Issuance of common stock -- stock option plans..............     3,731     12,628      4,230
Issuance of common stock -- employee stock purchase plan....     4,071      4,150      3,400
Purchase of treasury stock..................................      (757)    (1,101)      (875)
Payments on capital leases..................................      (255)      (320)      (196)
Payments on line of credit, notes payable, and long-term
  debt assumed in the E3 Corporation acquisition............        --         --     (8,166)
                                                              --------   --------   --------
    Net cash provided by (used in) financing activities.....     6,790     15,357     (1,607)
                                                              --------   --------   --------
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS.......     1,575      1,179     (1,108)
                                                              --------   --------   --------
    Net increase (decrease) in cash and cash equivalents....     6,399     19,200     (8,929)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................    71,065     51,865     60,794
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $ 77,464   $ 71,065   $ 51,865
                                                              ========   ========   ========

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for income taxes................................  $  3,802   $  4,115   $  3,501
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
Acquisition of Engage, Inc.:
  Fair value of fixed assets acquired.......................  $   (350)
  Software technology.......................................    (2,200)
  Customer lists............................................    (2,100)
  Goodwill..................................................      (306)
  Deferred revenue..........................................     1,488
                                                              --------
    Total acquisition cost of Engage, Inc...................    (3,468)
  Accruals for direct costs related to the transaction......       119
                                                              --------
    Total cash expended to acquire Engage, Inc..............  $ (3,349)
                                                              ========
Acquisition of Vista Software Solutions, Inc.:
  Fair value of current assets acquired.....................  $   (662)
  Software technology.......................................    (1,100)
  Customer lists............................................    (1,110)
  Other intangible assets...................................       (80)
  Goodwill..................................................    (2,290)
  Deferred revenue..........................................       681
                                                              --------
    Total acquisition cost of Vista Software Solutions,
     Inc....................................................    (4,561)
  Accruals for direct costs related to the transaction......       555
                                                              --------
    Total cash expended to acquire Vista Software Solutions,
     Inc....................................................  $ (4,006)
                                                              ========
Acquisition of J -- Commerce, Inc.:
  Software technology.......................................             $ (2,060)
  In-process research and development.......................                 (800)
  Goodwill..................................................               (1,325)
                                                                         --------
    Total acquisition cost of J -- Commerce, Inc............               (4,185)
  Accruals for direct costs related to the transaction......                   15
                                                                         --------
    Total cash expended to acquire J -- Commerce, Inc.......             $ (4,170)
                                                                         ========
Acquisition of E3 Corporation:
  Fair value of current assets acquired.....................                        $(14,036)
  Fair value of fixed assets acquired.......................                          (2,402)
  Goodwill..................................................                         (35,350)
  Software technology.......................................                         (12,600)
  Customer lists............................................                         (22,100)
  Trademarks................................................                          (3,300)
  In-process research and development.......................                          (2,200)
  Fair value of current liabilities assumed.................                          12,906
  Deferred revenue..........................................                           2,205
  Fair value of long-term debt assumed......................                           1,627
  Deferred tax liability, net...............................                          15,164
                                                                                    --------
    Total acquisition cost of E3 Corporation................                         (60,086)
  Reserves for direct costs related to the transaction......                          15,871
  Issuance of common stock..................................                          24,215
  Cash acquired.............................................                           1,652
                                                                                    --------
    Cash used to purchase E3 Corporation....................                        $(18,348)
                                                                                    ========
Acquisition of Neo Vista Decision Series:
  Fair value of fixed assets acquired.......................                        $     (5)
  Developed software and other intangibles..................                          (2,956)
  Goodwill..................................................                          (2,727)
  Fair value of current liabilities assumed.................                             750
                                                                                    --------
    Cash used to purchase Neo Vista Decision Series.........                        $ (4,938)
                                                                                    ========
Acquisition of Zapotec Software, Inc.:
  Fair value of current assets acquired.....................                        $    (14)
  Developed software and other intangibles..................                          (1,293)
  In-process research and development.......................                            (161)
  Fair value of current liabilities assumed.................                             218
                                                                                    --------
    Cash used to purchase Zapotec Software, Inc.............                        $ (1,250)
                                                                                    ========

                See notes to consolidated financial statements.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 2003
  (IN THOUSANDS, EXCEPT PERCENTAGES, SHARES, PER SHARE AMOUNTS OR AS OTHERWISE
                                    STATED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business. We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, e-commerce, inventory optimization, and collaborative planning and forecasting requirements of the retail industry and suppliers to the retail industry. Our solutions enable customers to manage and optimize their inventory flows throughout the demand chain to the consumer, and provide optimized labor scheduling for retail store operations. Our customers include approximately 4,500 of the world's leading retail, consumer package goods ("CPG") manufacturers and wholesalers. We have organized our business segments around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry. We employ nearly 1,300 associates and conduct business from 35 offices in three geographic regions: the Americas (includes the United States, Canada, and Latin America), Europe (includes the Middle East and South Africa), and Asia/ Pacific. Our corporate offices are located in Scottsdale, Arizona.

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

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, which is based upon an evaluation of our customers' ability to pay and general economic conditions; the useful lives of property and equipment, the useful lives of intangible assets, which are based upon valuation reports prepared by independent third party valuation specialists; the recoverability or impairment of intangible asset values; deferred revenue; reserves for the direct costs of acquisitions, and our effective income tax rate and deferred tax assets which are based upon our expectations of future taxable income, allowable deductions, and projected tax credits. Actual results could differ from these estimates.

     Foreign Currency Translation. The financial statements of our international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and at an average exchange rate for the revenues and expenses reported in each fiscal period. We have determined that the functional currency of each foreign subsidiary is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders' equity. Transaction gains and losses, and unrealized gains and losses on short-term intercompany receivables and payables and foreign denominated receivables, are included in results of operations as incurred.

     Cash and Cash Equivalents and Marketable Securities. Cash and cash equivalents consist of cash held in bank demand deposits, money market securities, and highly liquid investments with remaining maturities of three months or less at the date of purchase. Marketable securities include U.S. Government securities, commercial paper and corporate bonds. Management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All marketable securities are recorded at market value and have been classified as available-for-sale at December 31, 2003 and 2002. Unrealized holding gains and losses, net of the related income tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are determined using the specific identification method.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

     Accounts Receivable. We typically provide installment payment terms on most software license sales. Software licenses are generally due in installments within twelve months from the date of delivery. All significant customers are reviewed for creditworthiness before the Company licenses its software and we do not sell our software or recognize any license revenue unless we believe that collection is probable in accordance with the requirements of paragraph 8 in Statement of Position 97-2, Software Revenue Recognition, as amended. We have a history of collecting software payments when they come due without providing refunds or concessions. Consulting services are generally billed bi-weekly and maintenance services are billed annually or monthly. If a customer becomes significantly delinquent or its credit deteriorates, we put the accounts on hold and do not recognize any further services revenue (and in most cases we withdraw support and/or our implementation staff) until the situation has been resolved.

     We do not have significant billing or collection problems. We review each past due account and provide specific reserves based upon the information we gather from various sources including our customers, subsequent cash receipts, consulting services project teams, members of each region's management, and credit rating services such as Dun and Bradstreet. Although infrequent and unpredictable, from time to time certain of our customers have filed bankruptcy and we have been required to refund the pre-petition amounts collected and settle for less than the face value of its remaining receivable pursuant to a bankruptcy court order. In these situations, as soon as it becomes probable that the net realizable value of the receivable is impaired, we provide reserves on the receivable. In addition, we monitor economic conditions in the various geographic regions in which we operate to determine if general reserves or adjustments to our credit policy in a region are appropriate for deteriorating conditions that may impact the net realizable value of our receivables.

     Derivative Instruments and Hedging Activities. We adopted Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), effective January 1, 2001. SFAS No. 133 requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value. In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). The provisions of SFAS No. 149 amend and clarify the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 133 and SFAS No. 149 did not have a significant impact on our financial statements.

     We did not engage in any material foreign currency hedging transactions during 2002; however, during fourth quarter 2003 we began using derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under SFAS No. 133. Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income, net, offset by the gains or losses resulting from the settlement of the underlying foreign denominated assets and liabilities.

     At December 31, 2003, we had forward exchange contracts with a notional value of $10.3 million and an associated net forward contract liability of $147,000, which is included in accrued expenses and other liabilities. At December 31, 2002, we had forward exchange contracts with a notional value of $1.0 million and an insignificant forward contract liability. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. Gains and losses resulting from foreign currency transactions were not significant in the years ended December 31, 2003 and 2002.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

     Property and Equipment and Long-Lived Assets. Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the following estimated useful lives: computers, furniture, and fixtures -- two to seven years; buildings -- twenty-five to forty years; automobiles -- three years; leasehold improvements -- the shorter of the lease term or the estimated useful life of the asset.

     Goodwill. Goodwill represents the excess of the purchase price over the net assets acquired in our business combinations. We adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), effective January 1, 2002. SFAS No. 142 addresses how intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 also requires that goodwill and certain other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Upon adoption, we ceased amortization of goodwill and certain other intangible assets we recorded in business combinations prior to June 30, 2001 (see Note 7). Goodwill recorded in business combinations prior to June 30, 2001 was amortized on a straight-line basis through December 31, 2001 over useful lives ranging from 10 to 15 years.

     Intangible Assets. Intangible assets consist of the values allocated to software technology, customer lists and trademarks in connection with various business combinations. Software technology is capitalized if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. Amortization of software technology is reported as a cost of product revenues in accordance with Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed ("SFAS No. 86"). Software technology is amortized on a product-by-product basis and is determined as the amount for each product that is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The estimated economic lives of our software technology products range from 6 to 15 years.

     Amortization of customer lists is computed on a straight-line basis over estimated useful lives ranging from 5 to 13 years. These intangible assets were all acquired in business combinations over the last five years. Our valuation process during the acquisitions, and the third party appraisals we obtained to support our allocation of the purchase price to these assets, were based upon the projected economic life of the customer base, using historical turnover rates and discussions with the management of the acquired companies. The historical life experiences of the acquired companies that were utilized in the valuations support the economic lives used, as does the Company's historical experience with similar customer accounts for products that have been developed internally. The Company reviews the customer attrition rates for each significant acquired customer group on a regular basis to ensure the rate of attrition is not increasing and that revisions to our estimates of life expectancy are not required.

     Substantially all of our capitalized trademarks were acquired in connection with the acquisition of E3 Corporation (see Note 2). Beginning January 1, 2002, we assigned indefinite useful lives to our trademarks, and ceased amortization, as we believe there are no legal, regulatory, contractual, competitive, economic, or other factors that would limit the useful lives of our trademarks. We intend to indefinitely develop next generation products under our capitalized trademarks, and expect these trademarks to contribute to our cash flows indefinitely. Trademarks with indefinite useful lives are not subject to amortization. However, in accordance with SFAS No. 142, the Company tests trademarks for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired (see Note 7).

     Restructuring, Asset Disposition and Other Merger Related Charges. We recorded restructuring, asset disposition and other merger related charges during the second and fourth quarters of 2002, and in 2001, using the authoritative guidance in Emerging Issues Task Force Issue No. 94-3 ("EITF No. 94-3"), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

Certain Costs Incurred in a Restructuring). In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 was adopted effective January 1, 2003. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3. Under SFAS No. 146, the liability for costs associated with exit or disposal activities is recognized and measured initially at fair value only when the liability is incurred, rather than at the date the Company committed to the exit plan.

     Revenue Recognition. We license software under non-cancelable agreements and provide related services, including consulting, training and customer support. We recognize revenue in accordance with Statement of Position 97-2 ("SOP 97-2"), Software Revenue Recognition, as amended and interpreted by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, that provides further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenue in financial statements.

     Software license revenue is recognized when a license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. If a software license contains an undelivered element, the vendor-specific objective evidence ("VSOE") of fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. The undelivered elements are primarily training, consulting and maintenance services. VSOE of fair value for training and consulting services is based upon hourly rates charged when those services are sold separately. VSOE of fair value for maintenance is the price the customer will be required to pay when it is sold separately (that is, the renewal rate). In addition, if a software license contains customer acceptance criteria or a cancellation right, the software revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. Payments for our software licenses are typically due in installments within twelve months from the date of delivery. Although infrequent, where software license agreements call for payment terms of twelve months or more from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied.

     Consulting and training services are separately priced, are generally available from a number of suppliers, and are not essential to the functionality of our software products. Consulting services, which include project management, system planning, design and implementation, customer configurations, and training are billed on both an hourly basis and under fixed price contracts. Consulting services revenue billed on an hourly basis is recognized as the work is performed. Training revenues are recognized when the training is provided and is included in consulting revenues in the Company's consolidated statements of income. Under fixed price contracts, consulting services revenue is recognized using the percentage of completion method of accounting by relating hours incurred to date to total estimated hours at completion.

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

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

     If an arrangement includes multiple elements, the fees are allocated to the various elements based upon VSOE of fair value, as described above.

     Reimbursable Out-of-Pocket Expenses. We adopted Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-14 ("EITF No. 01-14"), Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred effective January 1, 2002. EITF No. 01-14 requires the reclassification of reimbursed expenses in both service revenues and cost of service revenues in our consolidated statements of income.

     Business Combinations. The purchase method of accounting has been followed on all of our business combinations and accordingly, the total purchase price of each acquired company was allocated to the acquired assets and liabilities based on their fair values (See Note 2). We adopted Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141") effective January 1, 2002. SFAS No. 141 requires that the purchase method of accounting to be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method. In addition, SFAS No. 141 provides guidance on the initial recognition and measurement of goodwill arising from business combinations initiated after June 30, 2001, and identifies the types of acquired intangible assets that are to be recognized and reported separate from goodwill.

     In-Process Research and Development. In business combinations accounted for using the purchase method of accounting, the amount of purchase price allocated to in-process research and development ("IPR&D") is expensed at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of SFAS No. 2 (See Note 2). IPR&D consists of products or technologies in the development stage for which technological feasibility has not been established and which we believe have no alternative use. Amounts allocated to IPR&D are shown as a separate line item in the consolidated statements of income.

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

     Income Taxes. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets. We have reviewed projected future taxable income, other than the reversal of temporary differences, and determined that a portion of our current deferred tax asset at December 31, 2003 requires a valuation allowance as we believe it is more likely than not that the deferred tax asset will not be realized (see Note 16).

     Earnings per Share. Basic earnings per share ("EPS") excludes the dilutive effect of common stock equivalents and is computed by dividing net income or loss by the weighted-average number of shares outstanding during the period. Diluted EPS includes the effect of common stock equivalents, which consist of stock options, and is computed using the weighted-average number of common and common equivalent shares outstanding during the period. The weighted average shares for fiscal 2003, 2002 and 2001 are reflected net of treasury shares (See Notes 14 and 17).

     Stock-Based Compensation. We do not record compensation expense for options granted to our employees as all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, we do not record compensation expense for shares issued under our employee stock purchase plan. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), we have elected to

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and provide pro forma disclosure on an annual basis of net income (loss) and net income (loss) per common share for employee stock option grants made as if the fair-value method defined in SFAS No. 123 had been applied. We terminated our 1999 Employee Stock Purchase Plan ("1999 Purchase Plan") in August 2003 (See Note 14).

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure ("SFAS No. 148) which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation if a company elects to account for its equity awards under this method. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in both annual and interim financial statements.

     The following table presents pro forma disclosures required by SFAS No. 123 and SFAS No. 148 of net income (loss) and basic and diluted earnings (loss) per share as if stock-based compensation expense had been recognized during the three-year period ended December 31, 2003. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting. The weighted average Black-Scholes value per option granted in 2003, 2002 and 2001 was $8.83, $9.10 and $7.50, respectively.

                                                  2003              2002          2001
                                           -------------------   -----------   -----------
Net income as reported...................  $             2,650   $     8,930   $     9,648
Less: stock-based compensation expense,
  net of related tax effects.............               (6,121)       (9,356)       (7,167)
                                           -------------------   -----------   -----------
Pro forma net income (loss)..............  $            (3,471)  $      (426)  $     2,481
Basic earnings per share -- as
  reported...............................  $               .09   $       .32   $       .38
Diluted earnings per share -- as
  reported...............................  $               .09   $       .31   $       .37
Basic earnings (loss) per share -- pro
  forma..................................  $              (.12)  $      (.02)  $       .10
Diluted earnings (loss) per share -- pro
  forma..................................  $              (.12)  $      (.02)  $       .10
ASSUMPTIONS:
Expected dividend yield..................                    0%            0%            0%
Expected stock price volatility..........                   90%           93%           81%
Risk-free interest rate..................                 2.25%         2.25%         3.85%
Expected life of option..................   2.63 to 3.17 years    2.96 years    3.13 years

     No expense has been recognized for stock-based compensation in the three years ended December 31, 2003 as the underlying stock options were granted at current market prices.

     Other New Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which was subsequently revised in December 2003. Variable interest entities are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a stand alone basis. We do not participate in variable interest entities.

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 requires certain financial instruments that embody obligations of

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES the issuer, and which have characteristics of both liabilities and equity, to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. We do not have any financial instruments, as defined in SFAS No. 150, that have characteristics of both liabilities and equity.

2.  ACQUISITIONS

     Engage, Inc. In August 2003, we acquired substantially all the remaining assets of Engage, Inc. ("Engage") for a total cost of $3.5 million, which includes the cash purchase price of $3.0 million plus $468,000 in direct costs of the acquisition. Engage is a provider of enterprise advertising, marketing and promotion software solutions that improve a retailer's promotion planning process and their delivery of marketing and advertising content. Engage's advanced digital asset, content management and ad layout capabilities will merge with our existing PORTFOLIO REVENUE MANAGEMENT and PORTFOLIO KNOWLEDGE BASE applications to further expand our JDA Portfolio with functionality that streamlines the communication and collaboration among a retailer's merchandising, promotions, production and store operation teams. The acquisition was accounted for as a purchase, and accordingly, the operating results of Engage have been included in our consolidated financial statements from the date of acquisition. Pro forma operating results have not been presented as the acquisition is not material to our consolidated financial statements. In connection with the Engage acquisition, we recorded approximately $306,000 of goodwill in our Retail Enterprise Systems reporting unit. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Fair value of fixed assets acquired.........................  $   350
Software technology.........................................    2,200
Customer lists..............................................    2,100
Goodwill....................................................      306
Deferred revenue............................................   (1,488)
                                                              -------
  Total acquisition cost of Engage, Inc.....................    3,468
Accruals for direct costs related to the acquisition........     (119)
                                                              -------
  Total cash expended to acquire Engage, Inc................  $ 3,349
                                                              =======

     Vista Software Solutions, Inc. In April 2003, we acquired substantially all the intellectual property of Vista Software Solutions, Inc. ("Vista"), and Vista's active customer agreements for a total cost of $4.6 million, which includes the cash purchase price of $3.8 million plus $780,000 in direct costs of the acquisition. Vista is a provider of collaborative business-to-business software solutions that enable retailers and consumer goods manufacturers to more efficiently synchronize and integrate data, including product descriptions, product images, pricing and promotion information throughout their supply and demand chains. Vista's solutions also enable consumer goods manufacturers to manage trade promotions, minimize trade deductions costs and more accurately forecast product demand. With this acquisition, we have expanded the JDA Portfolio with complementary software products that leverage the Microsoft .Net Platform and address the critical need for server-to-server data synchronization in Internet-based collaborative commerce. The acquisition was accounted for as a purchase, and accordingly, the operating results of Vista have been included in our consolidated financial statements from the date of acquisition. Pro forma operating results have not been presented as the acquisition is not material to our consolidated financial statements. In connection with the Vista acquisition, we recorded approximately $229,000 of goodwill in our Retail Enterprise Systems

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES reporting unit and approximately $2.1 million of goodwill in our Collaborative Solutions reporting unit. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Fair value of current assets acquired.......................  $  662
Software technology.........................................   1,100
Customer lists..............................................   1,110
Other intangible assets.....................................      80
Goodwill....................................................   2,290
Deferred revenue............................................    (681)
                                                              ------
  Total acquisition cost of Vista Software Solutions,
     Inc. ..................................................   4,561
Accruals for direct costs related to the acquisition........    (555)
                                                              ------
  Total cash expended to acquire Vista Software Solutions,
     Inc. ..................................................  $4,006
                                                              ======

     J -- Commerce Inc. In April 2002, we acquired certain intellectual property of J -- Commerce Inc. ("J -- Commerce"), a privately held Canadian corporation, for a total cost of $4.2 million, which includes the purchase price of $4.0 million plus $185,000 in direct costs of the acquisition. J -- Commerce developed point-of-sale software solutions based on Java(TM) technology. We have subsequently developed a Portfolio Point of Sales application ("PPOS") that combines the J -- Commerce point-of-sale software technology with our Internet-based Store Portal application to provide a complementary product strategy with Win/DSS for larger retail customers that have annual sales in excess of $5 billion and/or a large number of stores and/or registers per store. The acquisition was accounted for as a purchase and accordingly, the operating results of J -- Commerce have been included in our consolidated financial statements from the date of acquisition. Pro forma operating results have not been presented as the acquisition is not material to our consolidated financial statements. In connection with the J -- Commerce acquisition, we expensed $800,000 of purchased in-process research and development at the date of acquisition, and recorded approximately $1.3 million of goodwill in our In-Store Systems reporting unit. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Software technology.........................................  $2,060
In-process research and development.........................     800
Goodwill....................................................   1,325
                                                              ------
  Total acquisition cost of Engage, Inc.....................   4,185
Accruals for direct costs related to the acquisition........     (15)
                                                              ------
  Total cash expended to acquire Engage, Inc................  $4,170
                                                              ======

     E3 Corporation. In September 2001, we completed the acquisition of E3 Corporation ("E3") for a total cost of $60.1 million, which includes $20 million in cash and the exchange of 1,600,080 shares of our unregistered common stock for all of the outstanding stock of E3 held by the former shareholders of E3, as well as $5.4 million in fees and direct costs associated with the acquisition and $10.5 million in restructuring costs to exit certain activities of E3. The measurement date for the acquisition was September 4, 2001. That is the date that the significant terms of the transaction were agreed to, including the amount of consideration to be exchanged, and the number of shares to be issued was known and would not change. In accordance with paragraph 4 of Financial Accounting Standards Board Emerging Issues Task Force Issue No. 99-12 ("EITF No. 95-12"), Accounting for Formula Arrangements under Issue No. 95-19, the stock consideration was valued at $17.86833 per share, which represents the average stock price for the three trading days prior to the measurement date (August 29-31, 2001) and three trading days after the measurement date (September 4-6,
2001). September 1-3, 2001 fell over the Labor Day Holiday weekend and were not trading days. The shares

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES issued to acquire E3 were issued in a private transaction and were not subject to immediate registration rights. The former E3 shareholders received contractual rights to cause us to register up to 800,040, or 50% of the unregistered shares beginning December 8, 2001, subject to certain limitations. The per share consideration for these restricted shares was reduced by a 30% valuation adjustment for the trading restrictions attached to the stock. The former E3 shareholders also received the right to include their shares in any registration initiated by us. The acquisition was accounted for as a purchase, and accordingly, the operating results of E3 have been included in our consolidated financial statements from the date of acquisition.

     The E3 product suite included inventory optimization systems such as E3Trim, a warehouse and distribution center forecasting and replenishment solution we now market as Advanced Warehouse Replenishment by E3, and E3Slim, a store level forecasting and replenishment solution we now market as Advanced Store Replenishment by E3; advanced analytic solutions such as Consumer Outlook!, a data mining application for consumer behavior patterns, and Pin Point!, an application that refines seasonal profile assignments which have subsequently been incorporated in our INTELLECT series of advanced analytic modules; and certain collaborative planning, forecasting and replenishment ("CPFR") solutions which we now market as MARKETPLACE REPLENISHMENT. As of December 31, 2003, there were approximately 200 trading partners worldwide live and operational on our MARKETPLACE REPLENISHMENT CPFR solution that enables manufacturers, distributors and retailers to work from a single, shared demand forecast. We believe that due to the acquisition of E3, we are now the leading provider of inventory replenishment solutions to retailers and their suppliers. Importantly, nearly 80% of E3's acquired customer base was non-retail and as a result, we have accelerated our CPFR initiatives by gaining an immediate presence in the wholesale and distribution industries that we had already targeted for growth.

     In connection with the E3 acquisition, we expensed $2.2 million of purchased in-process research and development at the date of acquisition, and recorded approximately $24.1 million of goodwill in our Retail Enterprise Systems reporting unit and approximately $11.3 million of goodwill in our Collaborative Solutions reporting unit. The total acquisition cost of $60.1 million was allocated to the acquired assets and liabilities based on their fair values.

     The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets acquired.....................................  $ 14,036
Fixed assets acquired.......................................     2,402
Software technology.........................................    12,600
Customer lists..............................................    22,100
Trademarks..................................................     3,300
In-process research and development.........................     2,200
Goodwill....................................................    35,350
                                                              --------
  Total assets acquired.....................................    91,988
Current liabilities assumed.................................   (12,906)
Deferred revenue............................................    (2,205)
Long-term debt assumed......................................    (1,627)
Deferred tax liability, net.................................   (15,164)
                                                              --------
  Total liabilities assumed.................................   (31,902)
                                                              --------
     Net assets acquired....................................  $ 60,086
                                                              ========

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

     The trademarks recorded in this transaction have indefinite useful lives that extend beyond the foreseeable future. The values allocated to goodwill and trademarks will not be amortized but are subject to annual impairment tests (see
Note 7).

     In conjunction with the E3 acquisition, we recorded initial acquisition reserves of approximately $14.6 million for restructuring costs to exit the activities of E3 and other direct costs associated with the acquisition. These costs related primarily to facility closures, employee severance, investment banker fees, and legal and accounting costs. We subsequently increased the purchase price and the E3 acquisition reserves by $1.3 million during 2002 based on our revised estimates of the restructuring costs to exit the activities of E3 and the other direct costs of the acquisition. In third quarter 2003, we reduced our estimate of employee severance and termination benefits costs by $172,000 based upon the final settlement with certain international employees and accrued an additional $190,000 for facility termination and sublease costs based on our revised estimate of the time required to sublease the vacated office space in the current economic environment. Both adjustments were made through the income statement. The unused portion of the acquisition reserves, which are included in accrued expenses and other liabilities on the balance sheet, were approximately $525,000 and $1.2 million at December 31, 2003 and 2002, respectively.

     A summary of the charges and adjustments recorded against the reserves is as follows:

                                                           BALANCE                                        BALANCE
                         INITIAL     CASH      ADJ TO    DECEMBER 31,    CASH     NON-CASH    ADJ TO    DECEMBER 31,
DESCRIPTION OF CHARGE    RESERVE   CHARGES    RESERVES       2002       CHARGES   CHARGES    RESERVES       2003
---------------------    -------   --------   --------   ------------   -------   --------   --------   ------------
RESTRUCTURING CHARGES UNDER EITF 95-3:
Facility termination
  and sublease costs...  $ 4,689   $ (5,040)   $1,129       $  778       $(418)     $(25)     $ 190         $525
Employee severance and
  termination
  benefits.............    4,351     (4,115)      184          420        (248)                (172)          --
Termination payments to
  distributors.........      500       (100)     (400)          --          --        --         --           --
E3 user group and trade
  show cancellation
  fees.................       84        (72)      (12)          --          --        --         --           --
DIRECT COSTS UNDER SFAS NO. 141:
Legal and accounting
  costs................    2,344     (2,709)      407           42         (42)       --         --           --
Investment banker
  fees.................    2,119     (2,119)       --           --          --        --         --           --
Due diligence fees and
  expenses.............      350       (376)       26           --          --        --         --           --
Filing fees, appraisal
  services and transfer
  taxes................      110       (100)      (10)          --          --        --         --           --
                         -------   --------    ------       ------       -----      ----      -----         ----
  Total................  $14,547   $(14,631)   $1,324       $1,240       $(708)     $(25)     $  18         $525
                         =======   ========    ======       ======       =====      ====      =====         ====

     The facility termination and sublease costs are costs of a plan to exit an activity of an acquired company as described in Financial Accounting Standards Board Emerging Issues Task Force Issue No. 95-3 ("EITF No. 95-3"), Recognition of Liabilities in Connection with a Purchase Business Combination, and include the estimated costs of management's plan to shut down nine offices of E3 shortly after the acquisition date. These costs have no future economic benefit to the Company and are incremental to the other costs incurred by the Company or E3. Immediately following the consummation of the E3 acquisition, the Company engaged real estate advisers and began the necessary activities to shut down the offices and sublet the locations or negotiate early termination agreements with the various landlords. The most significant E3 facility (the former Corporate Headquarters) was difficult to sublet and in July 2002 we settled with the landlord by paying a $3.4 million lease termination fee. This resulted in a $950,000 adjustment to the facility termination and

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES sublease costs acquisition reserve. The remaining amounts in this reserve are being paid out as the leases and any related subleases run through their remaining terms.

     Employee severance and termination benefits are costs resulting from a plan to involuntarily terminate employees from an acquired company as described in EITF No. 95-3. As of the consummation date of the acquisition, executive management approved a plan to involuntarily terminate approximately 31% of the 338 full time employees of E3. In the first three months following the consummation of the E3 acquisition, management completed the assessment of which employees would be involuntarily terminated and communicated the termination arrangements to the affected employees in accordance with statutory requirements of the local jurisdictions in which the employees were located. As of December 31, 2003, all employee severance and termination benefits have been paid.

     The following pro forma consolidated results of operations for the year ended December 31, 2001 assume the E3 acquisition occurred as of January 1st of that year. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  2001
                                                              ------------
Total revenues..............................................    $224,782
Net income (loss)...........................................    $ (2,679)
Basic earnings (loss) per share.............................    $   (.11)
Diluted earnings (loss) per share...........................    $   (.11)

     NeoVista Decision Series. In June 2001, we acquired certain assets of Accrue Software, Inc. ("Accrue") for $4.9 million in cash. The acquired assets include the NeoVista Decision Series ("Decision Series"), a comprehensive, enterprise-level data mining toolset that enables retailers to design and build applications that identify buying patterns and predictive relationships in their business activity, and which are now marketed as modules of Intellect. In addition to Decision Series, we acquired the RDS-Assort and RDS-Profile products, which are now marketed as Channel Clustering by Intellect, and Seasonal Profiling by Intellect, respectively. The acquisition was accounted for as a purchase, and accordingly, the operating results of the acquired assets have been included in our consolidated financial statements from the date of acquisition. Pro forma operating results have not been presented, as the effect of the acquisition is not material to our consolidated financial statements. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Fixed assets acquired.......................................  $    5
Software technology.........................................   2,500
Customer lists..............................................     200
Assembled workforce.........................................     256
Goodwill....................................................   2,727
                                                              ------
  Total assets acquired.....................................   5,688
Current liabilities assumed.................................    (750)
                                                              ------
  Total liabilities assumed.................................    (750)
                                                              ------
     Net assets acquired....................................  $4,938
                                                              ======

     Amortization of goodwill and the assembled workforce intangible recorded in this transaction ceased on December 31, 2001. The unamortized balance of $213,000 on the assembled workforce intangible was reclassified to goodwill in 2002.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

     Zapotec Software, Inc. In February 2001, we acquired certain assets of Zapotec Software, Inc. ("Zapotec") for $1.2 million in cash, and assumed certain trade and other liabilities, and specific acquisition related liabilities for consulting and maintenance obligations under assumed contracts. Zapotec's primary product, ProMax, was a software solution that enabled retailers, suppliers and distributors to manage their trade allowance and promotional programs by automating the contract fulfillment, claim generation and accounts receivable process. We now market the ProMax functionality as VENDOR INCENTIVE MANAGEMENT ("VIM"). In addition to ProMax, we acquired the Ad Plan application. The Ad Plan technology was the basis for the development of our MARKETING EXPENSE MANAGEMENT ("MEM") application. The acquisition was accounted for as a purchase, and accordingly, the operating results of Zapotec have been included in our consolidated financial statements from the date of acquisition. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets acquired.....................................  $   14
Software technology.........................................   1,143
Customer lists..............................................      55
Assembled workforce.........................................      85
Trademarks..................................................      10
In-process research and development.........................     161
                                                              ------
  Total assets acquired.....................................   1,468
Current liabilities assumed.................................    (218)
                                                              ------
  Total liabilities assumed.................................    (218)
                                                              ------
     Net assets acquired....................................  $1,250
                                                              ======

     The allocated value for IPR&D of $161,000 was expensed at the date of acquisition. Amortization on the assembled workforce intangible recorded in this transaction ceased on December 31, 2001 and the unamortized balance of $58,000 was reclassified to goodwill in 2002.

     The following pro forma consolidated results of operations for the year ended December 31, 2001 assume the Zapotec acquisition occurred as of January 1st of that year. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  2001
                                                              ------------
Total revenues..............................................    $206,923
Net income..................................................    $  9,532
Basic earnings per share....................................    $    .38
Diluted earnings per share..................................    $    .37

3.  SUBSEQUENT EVENT -- ACQUISITION OF TIMERA RETAIL SOLUTIONS

     On January 29, 2004 we acquired the intellectual property and certain other assets of Timera Retail Solutions ("Timera"), for a total cost of $14.2 million, which includes the purchase price of $13.0 million plus $1.2 million in direct costs of the acquisition. Timera is a provider of integrated workforce management solutions for the retail and consumer goods industry. Timera's Enterprise Workforce Management product suite will expand our JDA Portfolio and complement our existing IN-STORE SYSTEMS with web-based functionality for labor scheduling and budgeting, time and attendance, demand forecasting, labor tracking, and other key processes for proactive store level labor management. The acquisition will be accounted for as a

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES purchase, and accordingly, the operating results of Timera will be included in our consolidated financial statements from the date of acquisition. In connection with the Timera acquisition, we have extended employment offers to 51 former Timera employees, approximately two-thirds of which are in product development. The final purchase price allocation has not been completed, however we currently expect to record approximately $9.0 million of goodwill in our In-Store Systems reporting unit, $4.6 million in software technology, and $1.1 million for customer lists. Pro forma operating results will not be presented as the acquisition is not material to our consolidated financial statements.

4.  MARKETABLE SECURITIES

     We invest our excess cash in short-term, interest-bearing instruments that have a low risk of capital loss, such as U.S. government securities, commercial paper and corporate bonds, and money market securities. Commercial paper must be rated "1" by 2 of the 5 nationally recognized statistical rating organizations. Corporate bonds must be rated Aa2 or AA or better by Moody's and S&P, respectively. All marketable securities held at December 31, 2003 have contractual maturities of one year or less. Expected maturities could differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost, gross unrealized gains and losses and fair value of marketable securities at December 31, 2003 and 2002 are as follows:

                                                            GROSS        GROSS
                                              AMORTIZED   UNREALIZED   UNREALIZED   MARKET
                                                COST        GAINS        LOSSES      VALUE
                                              ---------   ----------   ----------   -------
2003
U.S. Government agencies....................   $30,676       $48          $--       $30,724
Corporate...................................     6,544         1            3         6,542
                                               -------       ---          ---       -------
  Marketable securities.....................   $37,220       $49          $ 3       $37,266
                                               =======       ===          ===       =======
2002
U.S. Government agencies....................   $18,881       $66          $--       $18,947
Corporate...................................    11,858         7           22        11,843
                                               -------       ---          ---       -------
  Marketable securities.....................   $30,739       $73          $22       $30,790
                                               =======       ===          ===       =======

5.  ACCOUNTS RECEIVABLE, NET

     At December 31, 2003 and 2002 accounts receivable consist of the following:

                                                               2003      2002
                                                              -------   -------
Trade receivables...........................................  $43,154   $53,077
Less allowance for doubtful accounts........................   (2,992)   (6,000)
                                                              -------   -------
  Total.....................................................  $40,162   $47,077
                                                              =======   =======

     A summary of changes in the allowance for doubtful accounts for the three-year period ended December 31, 2003 is as follows:

                                                           2003      2002      2001
                                                          -------   -------   -------
Balance at beginning of period..........................  $ 6,000   $ 4,971   $ 5,954
Provision for doubtful accounts.........................      500     2,900     4,884
Deductions, net.........................................   (3,508)   (1,871)   (5,867)
                                                          -------   -------   -------
Balance at end of period................................  $ 2,992   $ 6,000   $ 4,971
                                                          =======   =======   =======

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

     The provision for doubtful accounts recorded in 2002 and 2001 includes amounts related to large bankruptcy filings. Delays typically occur between the periods in which we record a provision for doubtful accounts related to a large bankruptcy filing, and the period in which the actual uncollectible receivable balances are written-off. This results from our policy of waiting until final settlement of the bankruptcy proceeding, or until there is a negotiated settlement of the pre-petition balances, before charging the uncollectible receivable balances against the allowance for doubtful accounts.

6.  PROPERTY AND EQUIPMENT, NET

     At December 31, 2003 and 2002 property and equipment consist of the following:

                                                                2003       2002
                                                              --------   --------
Computers, furniture & fixtures.............................  $ 59,136   $ 52,116
Land and buildings..........................................     2,294      3,058
Automobiles.................................................       131        248
Leasehold improvements......................................     5,979      6,088
                                                              --------   --------
                                                                67,540     61,510
Less accumulated depreciation and amortization..............   (45,596)   (40,173)
                                                              --------   --------
                                                              $ 21,944   $ 21,337
                                                              ========   ========

     In April 2003, we sold a freestanding 5,000 square foot office facility in the United Kingdom for approximately $1.6 million and recognized a gain of $639,000. Subsequent to December 31, 2003, we purchased our corporate office facility for approximately $23.8 million in cash. This transaction closed on February 5, 2004. The purchase includes the corporate office building, a new two-story parking garage, and approximately 8.8 acres of land upon which these structures are located.

     Depreciation expense for the three years ended December 31, 2003 was $8.7 million, $8.3 million, and $8.2 million, respectively.

7.  GOODWILL AND OTHER INTANGIBLES, NET

     At December 31, 2003 and 2002 goodwill and other intangible assets consist of the following:

                                          DECEMBER 31, 2003               DECEMBER 31, 2002
                                    -----------------------------   -----------------------------
                                    GROSS CARRYING   ACCUMULATED    GROSS CARRYING   ACCUMULATED
                                        AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                                    --------------   ------------   --------------   ------------
Goodwill..........................     $ 62,397        $     --        $ 59,801        $     --
                                       --------        --------        --------        --------
Other intangibles:
Amortized intangible assets
  Customer Lists..................       39,598          (8,964)         36,348          (5,897)
  Software technology.............       35,060         (13,754)         31,721          (9,237)
Unamortized intangible assets
  Trademarks......................        3,700              --           3,700              --
                                       --------        --------        --------        --------
                                         78,358         (22,718)         71,769         (15,134)
                                       --------        --------        --------        --------
                                       $140,755        $(22,718)       $131,570        $(15,134)
                                       ========        ========        ========        ========

     During the year ended December 31, 2003, we recorded approximately $306,000 in goodwill in connection with our acquisition of certain assets of Engage, Inc., and approximately $2.3 million in connection with our acquisition of certain intellectual property of Vista Software Solutions, Inc. During the year ended

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

December 31, 2002, we recorded $1.3 million in goodwill in connection with our acquisition of certain intellectual property of J -- Commerce Inc. We also recorded an additional $3.3 million in goodwill during 2002 as a result of certain adjustments made to the estimated fair values of assets and liabilities assumed in the acquisition of E3 and a reduction in the amount of deferred tax asset recorded on this transaction to reflect our revised estimate of the anticipated future tax benefits from acquisition costs incurred and research and development credits. No goodwill was impaired or written-off during the years ended December 31, 2003 or 2002. As of December 31, 2003, goodwill has been allocated to our reporting units as follows: $42.6 million to Retail Enterprise Systems, $1.3 million to In-Store Systems, and $18.5 million to Collaborative Solutions.

     Pursuant to SFAS No. 142, we performed an initial test for goodwill impairment as of January 1, 2002, and an initial test for trademark impairment during the three months ended March 31, 2002. In addition, we have completed our required annual tests for goodwill and trademark impairment during the fourth quarters of 2003 and 2002. We have found no indication of impairment of the goodwill or trademarks allocated to our reporting units. Accordingly, absent future indications of impairment, the next annual impairment tests will be performed in fourth quarter 2004.

     We reviewed the customer attrition rates for each significant acquired customer group in fourth quarter 2003 to ensure that the rate of attrition is not increasing and our estimates of life expectancy for our customer lists are appropriate. There were no adjustments required.

     Amortization expense for the three years ended December 31, 2003 was $7.6 million, $7.1 million and $8.5 million, respectively, and is shown as separate line items in the consolidated statements of income within cost of revenues and operating expenses. We expect amortization expense for the next five years to be as follows:

2004........................................................  $8,043
2005........................................................  $7,793
2006........................................................  $7,605
2007........................................................  $6,440
2008........................................................  $5,325

     The following table reconciles net income and earnings per share as reported for years ended December 31, 2003, 2002 and 2001 to net income and earnings per share as adjusted to exclude amortization expense, net of taxes, related to goodwill and other intangible assets that are no longer being amortized.

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2003        2002        2001
                                                          ---------   ---------   ---------
RECONCILIATION OF REPORTED NET INCOME:
  Reported net income...................................   $ 2,650     $ 8,930     $ 9,648
  Pro forma amortization adjustments:
     Goodwill...........................................        --          --       1,970
     Assembled workforce................................        --          --         513
     Trademarks.........................................        --          --          31
                                                           -------     -------     -------
     Adjusted net income................................   $ 2,650     $ 8,930     $12,162
                                                           =======     =======     =======

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2003        2002        2001
                                                          ---------   ---------   ---------
BASIC EARNINGS PER SHARE:
  Reported net income...................................   $   .09     $   .32     $   .38
  Pro forma amortization adjustments:
     Goodwill...........................................        --          --         .08
     Assembled workforce................................        --          --         .02
     Trademarks.........................................        --          --          --
                                                           -------     -------     -------
     Adjusted net income................................   $   .09     $   .32     $   .48
                                                           =======     =======     =======
DILUTED EARNINGS PER SHARE:
  Reported net income...................................   $   .09     $   .31     $   .37
  Pro forma amortization adjustments:
     Goodwill...........................................        --          --         .08
     Assembled workforce................................        --          --         .02
     Trademarks.........................................        --          --          --
                                                           -------     -------     -------
     Adjusted net income................................   $   .09     $   .31     $   .47
                                                           =======     =======     =======
SHARES USED TO COMPUTE:
  Basic earnings per share..............................    28,645      28,047      25,316
  Diluted earnings per share............................    29,104      29,074      25,757

8.  PROMISSORY NOTE RECEIVABLE

     In May 2001, we entered into a secured promissory note agreement with Silvon Software, Inc. ("Silvon") under which we agreed to loan Silvon $3.5 million. We license certain applications from Silvon for use in our IDEAS product. The loan is collateralized by a first priority security interest in all of Silvon's intellectual property and a subordinated security interest in accounts receivable and all other assets. The promissory note bears interest at prime plus 1.5 percentage points, which is payable monthly. The agreement provides for periodic payments towards the principal balance through the retention of a portion of the royalties we owe Silvon from sales of the IDEAS product, with any remaining accrued and unpaid interest and principal due and payable on May 8, 2004. As of December 31, 2003 the entire promissory note receivable has been classified as a current asset. We considered the entire promissory note receivable balance long-term as of December 31, 2002 as the only principal payments required to be made during 2003 were contingent upon future sales of the IDEAS product which were not assured.

9.  ACCRUED EXPENSES AND OTHER LIABILITIES

     At December 31, 2003 and 2002, accrued expenses and other liabilities consist of the following:

                                                               2003      2002
                                                              -------   -------
Accrued compensation and benefits...........................  $13,138   $13,127
Restructuring and asset disposition charges.................      718     3,577
Accrued sales, VAT and property taxes.......................    2,104     2,771
Acquisition related reserves................................    1,133     1,240
Other accrued expenses......................................    5,941     6,242
                                                              -------   -------
  Total.....................................................  $23,034   $26,957
                                                              =======   =======

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

10. RESTRUCTURING, ASSET DISPOSITION AND OTHER MERGER RELATED CHARGES AND RELOCATION COSTS TO CONSOLIDATE DEVELOPMENT AND SUPPORT ACTIVITIES

     We recorded a $1.3 million restructuring charge in second quarter 2002 for a workforce reduction of 53 full-time employees ("FTE"), primarily in the consulting services function in the Americas and Europe. All workforce reductions associated with this charge were made on or before June 30, 2002. All employees potentially impacted by this restructuring were notified of the plan of termination and the related benefits on or before June 30, 2002.

     We recorded a restructuring charge of $5.0 million in fourth quarter 2002 for the workforce reduction and office closure costs to reorganize the Company in connection with the implementation of the Customer Value Program ("CVP"), a worldwide initiative designed to (i) refocus the organization on delivering value to our existing customer base, (ii) strengthen our competitive position,
(iii) improve the quality, satisfaction and efficiency of our customers' experience with JDA, (iv) increase revenue, (v) better align our cost structure, and (vi) improve our operating results.

     Implementation of the CVP included adjustments to our workforce and a reallocation of our resources in response to a fundamental shift in the way we develop product and bring it to market, as well as to changes in the demand for the various types of products we sell, the length of implementation efforts required and associated skill requirements. The workforce reduction enabled us to better align our cost structure during the recent economic downturn, which has adversely impacted our revenues, elongated our selling cycles, and delayed, suspended or reduced the demand for certain of our products. The reorganization resulted in the consolidation of nearly all product development and client support activities at our corporate headquarters, a workforce reduction of approximately 204 FTE and certain office closures. The workforce reduction included certain employees involved in product development (55 FTE) and client support services (22 FTE) who chose not to relocate, and reductions in consulting services personnel (62 FTE), sales and marketing personnel (37 FTE), and administrative functions (28 FTE). We have hired, expect to hire, or have transferred from other departments within the Company, approximately 45 FTE in product development and client support services to replace those individuals who have chosen not to relocate to our corporate headquarters. All employees potentially impacted by this reorganization were notified of the plan of termination and the related benefits on or before December 31, 2002. Office closure costs pertain to certain US, Latin American, and European offices that were either under-performing or became redundant with the reorganization.

     Approximately 150 people were offered the opportunity to relocate as part of the CVP initiative to consolidate our development and client support activities at our corporate headquarters. As of December 31, 2003, a total of 50 employees have relocated. We negotiated temporary retention arrangements ranging from nine months to two years with 42 employees who have chosen not to relocate in order to facilitate a smooth transition. We have subsequently offered indefinite full-time employment to 19 of these employees, who we believe are strategic to our current development efforts, and rescinded their retention arrangements. We have incurred $2.2 million in relocation costs through December 31, 2003, including $1.8 million and $452,000 in 2003 and 2002, respectively, to consolidate our development and client support activities at our corporate headquarters. The relocation costs have been reported in income from continuing operations as incurred. Accordingly, there were no accrued liabilities associated with these charges at December 31, 2003 or 2002.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

     A summary of the 2002 restructuring and office closure charges included in accrued expenses and other liabilities is as follows:

                                                                  BALANCE                                       BALANCE
                                                       LOSS ON      AT                 LOSS ON                    AT
                                  INITIAL    CASH     DISPOSAL    DEC 31,    CASH     DISPOSAL    ADJUSTMENTS   DEC 31,
DESCRIPTION OF THE CHARGE         RESERVE   CHARGES   OF ASSETS    2002     CHARGES   OF ASSETS   TO RESERVE     2003
-------------------------         -------   -------   ---------   -------   -------   ---------   -----------   -------
Severance, benefits and legal
  costs.........................  $5,204    $(2,635)    $ --      $2,569    $(2,211)    $ --         $(197)      $161
Office closure costs............   1,083        (28)     (47)      1,008       (570)     (77)          196        557
                                  ------    -------     ----      ------    -------     ----         -----       ----
  Total.........................  $6,287    $(2,663)    $(47)     $3,577    $(2,781)    $(77)        $  (1)      $718
                                  ======    =======     ====      ======    =======     ====         =====       ====

     During 2003, we reduced our estimate of severance, benefits and legal costs by $197,000, primarily as a result of our decision to offer indefinite full-time employment to certain employees previously subject to temporary retention arrangements, and accrued an additional $196,000 for office closure costs based on our revised estimate of the time required to sublease the vacated office space in the current economic environment. Both adjustments were made through the income statement. The remaining balance for severance, benefits and legal costs represents the unpaid amounts under a disputed termination agreement with a foreign employee. The remaining balance for office closure costs is being paid out as the leases and any related subleases run through their remaining terms.

     During 2001, we recorded restructuring, asset disposition and other merger related charges of $749,000 in first quarter 2001 and an additional $236,000 in fourth quarter 2001. The restructuring initiatives involved a workforce reduction of 41 FTE including certain employees involved in implementation and maintenance services (17 FTE), product development activities (7 FTE), sales and marketing (10 FTE), and administrative functions (7 FTE), related in part to the acquisition of E3. All workforce reductions associated with these charges were made on or before March 31, 2001 or December 31, 2001, as appropriate. Office closure costs pertain to certain European offices that became redundant after the E3 acquisition (See Note 2). Other charges consist of the write-off of certain merger and acquisition costs related to a potential acquisition that was abandoned. A summary of the 2001 restructuring, asset disposition and other merger related charges is as follows:

                                            INITIAL    CASH     NON-CASH      BALANCE AT
DESCRIPTION OF THE CHARGE                   RESERVE   CHARGES   CHARGES    DECEMBER 31, 2002
-------------------------                   -------   -------   --------   -----------------
Severance, benefits and related legal
costs.....................................   $727      $(727)     $--            $  --
Office closure costs......................     50        (46)      (4)              --
Other Charges.............................    208       (208)      --               --
                                             ----      -----      ---            -----
  Total...................................   $985      $(981)     $(4)           $  --
                                             ====      =====      ===            =====

11.  DEFERRED REVENUE

     At December 31, 2003 and 2002, deferred revenue consists of deferrals for software license fees, maintenance, consulting and training and other services as follows:

                                                               2003      2002
                                                              -------   -------
Software....................................................  $ 1,141   $ 1,124
Maintenance.................................................   21,658    19,060
Consulting..................................................    1,842     2,335
Training and other..........................................      593       812
                                                              -------   -------
                                                              $25,234   $23,331
                                                              =======   =======

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

12.  LEASE COMMITMENTS

     Our corporate office is located in Scottsdale, Arizona, where we currently occupy approximately 121,000 square feet of a 136,000 square foot facility and have expansion rights on the remaining space. The corporate office is also used for certain of our sales, marketing, consulting, customer support, training, and product development functions. The lease on the corporate office, which commenced in April 1999, has an initial term of ten years and a scheduled monthly rate of approximately $135,000 that is effective through March 2004. In June 2003, we agreed to take the remaining 15,000 square feet, effective November 2004, and extended the term of lease through December 2014. Subsequent to December 31, 2003, we purchased our corporate office facility for approximately $23.8 million in cash. This transaction closed on February 5, 2004. The purchase includes the corporate office building, a new two-story parking garage, and approximately 8.8 acres of land upon which these structures are located.

     We lease office space in the Americas for 15 regional sales and support offices across the United States, Canada and Latin America, and for 18 international sales and support offices located in major cities throughout Europe, Asia, Australia, and Japan. The leases are primarily noncancellable operating leases and expire at various dates through the year 2014. Certain of the leases contain renewal options. We expect that in the normal course of business some or all of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. In addition, we lease various computers, telephone systems, automobiles, and office equipment under noncancellable leases with terms generally ranging from 36 to 60 months. Certain of the equipment leases contain renewal options and we expect that in the normal course of business some or all of these leases will be renewed or replaced by other leases.

     Rental expense under operating leases was $6.8 million in 2003, $7.7 million in 2002, and $6.8 million in 2001. The following summarizes future minimum lease payments under noncancellable operating leases with minimum or remaining lease terms in excess of one year at December 31, 2003, and excludes $22.9 million in scheduled minimum lease payments on our corporate office facility that we purchased on February 5, 2004.

2004.......................................................  $ 5,717
2005.......................................................    4,747
2006.......................................................    3,021
2007.......................................................    1,574
2008.......................................................    1,292
Thereafter.................................................    3,828
                                                             -------
  Total future minimum lease payments......................  $20,179
                                                             =======

     In connection with the acquisition of E3 we provided reserves for direct costs related to certain sublease obligations on redundant facilities. At of December 31, 2003, these reserves represent $525,000 of the total minimum lease payments shown above (See Note 2).

13.  LEGAL PROCEEDINGS

     We are involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not believe that the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

14.  STOCKHOLDERS' EQUITY

     Preferred Stock Purchase Rights Plan. We adopted a Preferred Stock Purchase Rights Plan (the "Rights Plan") in October 1998 designed to deter coercive or unfair takeover tactics and to prevent a person or a group from gaining control of our Company without offering a fair price to all stockholders.

     Under the terms of the Rights Plan, a dividend distribution of one Preferred Stock Purchase Right ("Right") for each outstanding share of our common stock was made to holders of record on October 20, 1998. These Rights entitle the holder to purchase one one-hundredth of a share of our Series A Preferred Stock ("Preferred Stock") at an exercise price of $100. The Rights become exercisable (a) 10 days after a public announcement that a person or group has acquired shares representing 15% or more of the outstanding shares of common stock, or (b) 10 business days following commencement of a tender or exchange offer for 15% or more of such outstanding shares of common stock.

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

     Treasury Stock Repurchase Program. In July 2002, our Board of Directors authorized a repurchase of up to two million shares of our outstanding common stock on the open market at prevailing market prices during a one-year period ended July 22, 2003. We repurchased a total of 175,000 shares of our common stock for $1.8 million under this program, including 75,000 shares for $757,000 in 2003 and 100,000 shares for $1.1 million in 2002.

     In October 2000, our Board of Directors authorized a repurchase of up to two million shares of our outstanding common stock on the open market at prevailing market prices during a one-year period ended October 21, 2001. We repurchased a total of 239,000 shares of our common stock for $2.7 million under this program.

     Stock Option Plans.

     Our 1995 Stock Option Plan (the "1995 Option Plan") was approved by stockholders and provided for the issuance of up to 2,025,000 shares of common stock to employees under incentive and nonstatutory stock option grants. Incentive and nonstatutory stock options were granted under the 1995 Option Plan at prices not less than the fair market value of the common stock at the date of grant. The options generally became exercisable over periods ranging from 18 to 48 months, commencing at the date of grant, and expire in ten years. The 1995 Option Plan was terminated effective April 24, 2001 except for those provisions necessary to the administration of any outstanding options at the time of termination. No further grants will be made under the 1995 Option Plan. Accordingly, in 2001 we reduced the number of reserved shares under our stock option plans by the 169,883 unissued shares that expired upon termination of the 1995 Option Plan.

     Our 1996 Stock Option Plan (the "1996 Option Plan") was approved by stockholders and currently provides for the issuance of up to 8,200,000 shares of common stock to employees, consultants and directors under incentive and nonstatutory stock option grants. The 1996 Option Plan contains certain grant restrictions and limitations that prohibit us from (i) granting more than 1,200,000 shares common stock subject to new options in any 12-month period (commencing May 25, 2000), subject to any stock split, re-capitalization, dividend or related events, (ii) re-pricing any options granted under the 1996 Option Plan, and (iii) granting any options under the 1996 Option Plan with an exercise price below fair market value of the common stock at the date of grant. The options granted under the 1996 Option Plan generally vest over a three or four-year

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES period, commencing at the date of grant, and expire in ten years. Certain options granted to executive officers during the year ended December 31, 2002 have shorter vesting periods and provide for accelerated vesting upon a change of control in the Company's ownership. Beginning in January 2003, the standard form of option agreement was modified to provide for a contractual term on new grants equal to the vesting period of the option plus three years. The 1996 Option Plan has no scheduled termination date.

     Our 1996 Outside Director Stock Option Plan (the "1996 Directors Plan") was approved by stockholders and provides for the issuance of up to 225,000 shares of common stock to eligible participants under nonstatutory stock option grants. Under the 1996 Directors Plan, outside directors receive a one-time grant to purchase 18,750 shares upon appointment to the Board of Directors, and an annual option grant to purchase 6,000 shares for each year of service thereafter. The nonstatutory stock options may be granted at a price not less than the fair market value of the common stock at the date of grant. The options generally vest over a three-year period commencing at the date of grant, and expire in ten years. The 1996 Directors Plan has no scheduled termination date.

     Our 1998 Nonstatutory Stock Option Plan (the "1998 Option Plan") has not been approved by stockholders. The 1998 Option Plan currently provides for the issuance of up to 762,500 shares of common stock to employees under nonstatutory stock option grants and permits option grants to executive officers under certain conditions. The 1998 Option Plan was amended in October 2001 to increase the number of shares of common stock reserved for issuance from 412,500 to 762,500. The nonstatutory stock options may be granted at a price not less than the fair market of our common stock on the date of grant. Options granted under the 1998 Option Plan during the three-year period ended December 31, 2003 generally vest over a three to four-year period commencing at the date of grant and expire over periods ranging from five years to ten years. Beginning in January 2003, the standard form of option agreement was modified to provide for a contractual term on new grants equal to the vesting period of the option plus three years. Certain options granted to executive officers during the year ended December 31, 2002 have shorter vesting periods and provide for accelerated vesting upon a change of control in the Company's ownership. The 1998 Option Plan has no scheduled termination date.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

     The following summarizes the combined stock option activity during the three-year period ended December 31, 2003:

                                                                    OPTIONS OUTSTANDING
                                                               -----------------------------
                                           OPTIONS AVAILABLE                 EXERCISE PRICE
                                               FOR GRANT         SHARES        PER SHARE
                                           -----------------   ----------   ----------------
Balance, January 1, 2001.................      2,996,591        4,248,127   $ 2.33 to $37.25
  Increase in reserved shares............        350,000               --                 --
  Plan shares expired....................       (169,883)              --                 --
  Granted................................     (1,429,063)       1,429,063   $ 9.31 to $16.89
  Cancelled..............................        213,879         (213,879)  $ 7.88 to $17.19
  Exercised..............................             --         (474,418)  $ 2.33 to $14.63
                                              ----------       ----------
Balance, December 31, 2001...............      1,961,524        4,988,893   $ 2.33 to $37.25
  Increase in reserved shares............             --               --                 --
  Granted................................     (2,116,200)       2,116,200   $ 8.50 to $28.20
  Cancelled..............................        501,268         (501,268)  $ 8.56 to $21.01
  Exercised..............................             --       (1,324,768)  $ 2.83 to $26.96
                                              ----------       ----------
Balance, December 31, 2002...............        346,592        5,279,057   $ 2.33 to $37.25
  Increase in reserved shares............      1,200,000               --                 --
  Granted................................       (451,350)         451,350   $10.33 to $17.00
  Cancelled..............................        268,085         (268,085)  $ 8.56 to $26.96
  Exercised..............................             --         (348,056)  $ 6.44 to $16.89
                                              ----------       ----------
Balance, December 31, 2003...............      1,363,327        5,114,266   $ 2.33 to $37.25
                                              ==========       ==========

     The following summarizes certain weighted average information on options outstanding at December 31, 2003:

                                           OPTIONS OUTSTANDING
                                  -------------------------------------    OPTIONS EXERCISABLE
                                                  WEIGHTED                ----------------------
                                                  AVERAGE      WEIGHTED                 WEIGHTED
                                                 REMAINING     AVERAGE                  AVERAGE
                                    NUMBER      CONTRACTUAL    EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISE PRICES          OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
------------------------          -----------   ------------   --------   -----------   --------
$2.33 to $2.83..................       7,502        1.75        $ 2.83         7,500     $ 2.83
$6.44 to $9.69..................     783,036        5.43        $ 8.62       775,128     $ 8.62
$10.00 to $15.75................   2,857,471        7.46        $12.30     1,784,984     $12.57
$16.00 to $23.85................   1,302,539        6.65        $19.74       685,197     $20.93
$24.47 to $37.25................     163,718        5.73        $28.16       122,816     $28.51
                                   ---------                               ---------
                                   5,114,266                               3,375,625
                                   =========                               =========

     Employee Stock Purchase Plan.

     Our 1999 Employee Stock Purchase Plan ("1999 Purchase Plan") was approved by stockholders. The 1999 Purchase Plan provides eligible employees the ability to purchase our common stock semi-annually at 85% of the lesser of (1) the fair market value on the first day of the 24-month offering period, or (2) the fair market value on the last day of each semi-annual purchase period. The 1999 Purchase Plan provides for the initial issuance of 750,000 shares with an automatic annual increase, beginning August 1, 2000 through August 1, 2009, equal to the lesser of 750,000 shares or such lesser amount of shares as determined by the

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

Board. The shares reserved for issuance under the 1999 Purchase Plan were increased by 750,000 shares in both August 2001 and August 2002. We terminated the 1999 Purchase Plan in August 2003. During 2001, 391,602 shares were purchased at prices ranging from $8.02 to $11.05. During 2002, 335,985 shares were purchased at prices ranging from $10.64 to $17.40. During 2003, 385,003 shares were purchased at prices ranging from $10.57 to $10.58.

     In January 2002 the Securities and Exchange Commission adopted new rules for the disclosure of equity compensation plans. The purpose of the new rules is to summarize the potential dilution that could occur from past and future equity grants under all equity compensation plans. The following provides tabular disclosure of the number of securities to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans, aggregated into two categories -- plans that have been approved by stockholders and plans that have not:

                           NUMBER OF SECURITIES TO    WEIGHTED-AVERAGE       NUMBER OF SECURITIES REMAINING
                           BE ISSUED UPON EXERCISE    EXERCISE PRICE OF    AVAILABLE FOR FUTURE ISSUANCE UNDER
EQUITY COMPENSATION PLANS  OF OUTSTANDING OPTIONS    OUTSTANDING OPTIONS        EQUITY COMPENSATION PLANS
-------------------------  -----------------------   -------------------   -----------------------------------
Approved by stockholders:
1995 Option Plan.......               7,502                $2.833                              --
1996 Option Plan.......           4,506,372                $14.01                       1,234,162
1996 Directors Plan....             139,480                $18.64                          45,417
1999 Purchase Plan.....                  --                    --                              --
                                  ---------                ------                       ---------
                                  4,653,354                $14.13                       1,279,579
Not approved by stockholders:
1998 Option Plan.......             460,912                $14.04                          83,748
                                  ---------                ------                       ---------
                                  5,114,266                $14.12                       1,363,327
                                  =========                ======                       =========

     During the three years ended December 31, 2003, certain employees exercised options or sold stock acquired under the stock purchase plan in disqualifying dispositions that resulted in deductions for income tax purposes. Our tax liability for 2003, 2002, and 2001 was reduced by $777,000, $5,770,000 and
$907,000, respectively, to give effect to these dispositions with an offsetting credit to additional paid-in capital.

15.  EMPLOYEE BENEFIT PLANS

     We maintain a defined 401(k) contribution plan (401(k) Plan) for the benefit of our employees. Participant contributions vest immediately and are subject to the limits established from time-to-time by the Internal Revenue Service. We provide discretionary matching contributions to the 401(k) Plan on an annual basis. Our matching contributions, which vest over a five-year graded vesting schedule, were 12% per year for the three years ended December 31, 2003. Beginning January 1, 2004, we increased our matching contribution to 25% and now provide 100% vesting after 2 years of service. Our matching contributions to the 401(k) Plan were $486,000, $489,000, and $362,000 in 2003, 2002 and 2001,
respectively.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

16.  INCOME TAXES

     The provision for income taxes includes income taxes currently payable and those deferred due to temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The components of the provision for income taxes included in the Consolidated Statements of Income are as follows:

                                                            2003      2002      2001
                                                           -------   -------   ------
Current taxes:
  Federal and state......................................  $ 4,550   $ 5,534   $2,440
  Foreign................................................    2,451     1,773    1,502
                                                           -------   -------   ------
     Total current taxes.................................    7,001     7,307    3,942
Deferred taxes...........................................   (7,018)   (6,271)   1,159
                                                           -------   -------   ------
       Income tax provision (benefit)....................  $   (17)  $ 1,036   $5,101
                                                           =======   =======   ======

     The deferred tax benefit in 2003 results primarily from the capitalization, for income tax purposes, of certain research and development costs. The deferred tax benefit in 2002 results from the transfer of our research and development credit carryforwards from current income tax receivables to a long-term deferred tax asset.

     The provision for income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% in 2003, and 35% in 2002 and 2001 to income before income taxes as a result of the following:

                                                            2003     2002      2001
                                                            -----   -------   -------
Federal statutory rate....................................  $ 896   $ 3,489   $ 5,162
Research and development credit...........................   (712)   (1,104)   (1,025)
Meals, entertainment, goodwill amortization and other non-
  deductible expenses.....................................    147       129       923
State income taxes........................................     86       194       289
Foreign rate differential.................................    464    (2,023)      140
Income tax audit resolution...............................     --    (1,919)     (365)
Change in deferred tax valuation allowance................   (976)    2,456        --
Other.....................................................     78      (186)      (23)
                                                            -----   -------   -------
     Income tax provision (benefit).......................  $ (17)  $ 1,036   $ 5,101
                                                            =====   =======   =======

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

     The income tax effects of temporary differences that give rise to our deferred income tax assets and liabilities are as follows:

                                                      2003                    2002
                                              ---------------------   ---------------------
                                              CURRENT   NON-CURRENT   CURRENT   NON-CURRENT
                                              -------   -----------   -------   -----------
Deferred tax asset:
  Accruals and reserves.....................  $3,043      $    --     $3,906      $    --
  Deferred revenue..........................     826           --        932           --
  Foreign deferred and NOL..................   1,010          920        744           --
  Tax credit carryforwards..................      --        4,215         --        7,900
  R&D Expenses Capitalized..................      --        7,931
  AMT Credit Carryforward...................      --          223
  Other.....................................      --           --         --           42
                                              ------      -------     ------      -------
     Deferred tax asset.....................   4,879       13,289      5,582        7,942
Valuation allowance on deferred tax asset...      --       (1,481)        --       (3,481)
                                              ------      -------     ------      -------
Deferred tax liability:
  Property and equipment....................      --         (144)        --         (982)
  Goodwill and other intangibles............      --       (7,901)        --       (8,428)
  Other.....................................     (16)          --        (18)         (31)
                                              ------      -------     ------      -------
     Deferred tax liability.................     (16)      (8,045)       (18)      (9,441)
       Total................................  $4,863      $ 3,763     $5,564      $(4,980)
                                              ======      =======     ======      =======

     Residual United States income taxes have not been provided on undistributed earnings of our foreign subsidiaries. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes and withholding taxes payable to various foreign countries less an adjustment for foreign tax credits. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings. The Company has incurred net operating losses in certain foreign jurisdictions that will be carried forward to future years.

     From time to time, we may be subject to audit by federal, state and/or foreign taxing authorities. During 2002, we recognized a benefit of $1.9 million that related primarily to the resolution of an audit by the Inland Revenue of our United Kingdom subsidiaries for the years 1997 through 2000, and a tentative settlement in the United States of an income tax examination by the Internal Revenue Service of our 1998 and 1999 federal income tax returns. Under the settlement, the Internal Revenue Service agreed to allow the Company to take a research and development expense tax credit for most of the qualifying expenses originally reported in the Company's corporate income tax returns for those years.

     At December 31, 2003, we had approximately $2.7 million of federal research and development tax credit carryforwards that expire at various dates through 2023. We also had approximately $1.5 million of foreign tax credit carryforwards that expire beginning in 2004. In 2002, we established a valuation allowance of $3.5 million for foreign tax credit carryovers due to our excess credit position. We subsequently elected in third quarter 2003 to capitalize a significant portion of our research and development costs in the 2002 federal income tax return, which allowed us to more fully utilize certain tax credits that could not previously be realized. With this election, we reversed $2.3 million of the previously recorded valuation allowance, which resulted in a one-time tax benefit of approximately $1.0 million, and an increase to additional paid in capital of

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

$1.0 million. At December 31, 2003 the valuation allowance was $1.5 million because we believe that it is more likely than not that the foreign tax credits carryforwards will not be realized.

17.  EARNINGS PER SHARE

     Earnings per share for the three years ended December 31, 2003 is calculated as follows:

                                                           2003      2002      2001
                                                          -------   -------   -------
Net income..............................................  $ 2,650   $ 8,930   $ 9,648
                                                          -------   -------   -------
Shares -- Basic earnings per share......................   28,645    28,047    25,316
Common stock equivalents................................      459     1,027       441
                                                          -------   -------   -------
Shares -- Diluted earnings per share....................   29,104    29,074    25,757
                                                          =======   =======   =======
Basic earnings per share................................  $   .09   $   .32   $   .38
                                                          =======   =======   =======
Diluted earnings per share..............................  $   .09   $   .31   $   .37
                                                          =======   =======   =======

18.  BUSINESS SEGMENTS, GEOGRAPHIC DATA AND MAJOR CUSTOMERS

     We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, e-commerce, inventory optimization and collaborative planning and forecasting requirements of the retail industry and its suppliers. Our solutions enable our customers to collect, manage, organize and analyze information throughout their retail enterprise, and to collaborate with suppliers and customers over the Internet at multiple levels within their organizations. We conduct business in three geographic regions that have separate management teams and reporting structures: the Americas, Europe, and Asia/Pacific. Similar products and services are offered in each geographic region and local management is evaluated primarily based on total revenues and operating income. Identifiable assets are also managed by geographical region. The accounting policies of each region are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. The geographic distribution of our revenues and identifiable assets for the three-year period ended December 31, 2003 is as follows:

                                                         2003       2002       2001
                                                       --------   --------   --------
REVENUES:
  Americas...........................................  $134,974   $142,247   $143,737
  Europe.............................................    57,291     59,577     47,321
  Asia/Pacific.......................................    22,916     21,424     24,787
                                                       --------   --------   --------
                                                        215,181    223,248    215,845
  Sales and transfers among regions..................    (7,762)    (3,793)    (2,029)
                                                       --------   --------   --------
     Total revenues..................................  $207,419   $219,455   $213,816
                                                       ========   ========   ========
IDENTIFIABLE ASSETS:
  Americas...........................................  $267,834   $260,502   $230,345
  Europe.............................................    40,023     43,446     48,336
  Asia/Pacific.......................................    12,768     11,106      9,961
                                                       --------   --------   --------
     Total identifiable assets.......................  $320,625   $315,054   $288,642
                                                       ========   ========   ========

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

     No customer accounted for more than 10% of our revenues during the three years ended December 31, 2003.

     We have organized our business segments around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry:

     - Retail Enterprise Systems include corporate level merchandise management systems ("MERCHANDISE MANAGEMENT SYSTEMS") that enable retailers to manage their inventory, product mix, pricing and promotional execution, and enhance the productivity and accuracy of warehouse processes. In addition, Retail Enterprise Systems include a comprehensive set of tools for planning inventory and in-store space decisions throughout the demand chain, analyzing business results and trends, automating demand forecasting and replenishment, tracking customer shopping patterns, optimizing revenues through trade allowance and promotional program management ("STRATEGIC MERCHANDISE MANAGEMENT SOLUTIONS").

     - In-Store Systems include point-of-sale, labor scheduling and back office applications that enable retailers to capture, analyze and transmit certain sales, store inventory and other operational information to corporate level merchandise management and payroll systems using hand-held, radio frequency devices, point-of-sale workstations or via the Internet. In-Store Systems now include a workforce management solution to optimize the scheduling of in-store labor which typically represents the next largest operational cost for a retail after inventory.

     - Collaborative Solutions provide applications that enable business-to-business collaborative activities such as collaborative planning, forecasting and replenishment ("CPFR"), collaborative category management including collaborative space and assortment planning, and collaborative revenue management through trade funds management programs. Our Collaborative Solutions offerings leverage existing solutions deployed to retailers within our Retail Enterprise Systems business segment.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

     A summary of the revenues, operating income (loss), and depreciation attributable to each of these business segments for the three years ended December 31, 2003 is as follows:

                                                         2003       2002       2001
                                                       --------   --------   --------
REVENUES:
  Retail Enterprise Systems..........................  $146,266   $151,113   $162,251
  In-Store Systems...................................    13,568     25,475     27,073
  Collaborative Solutions............................    47,585     42,867     24,492
                                                       --------   --------   --------
                                                       $207,419   $219,455   $213,816
                                                       ========   ========   ========
OPERATING INCOME (LOSS)
  Retail Enterprise Systems..........................  $ 18,191   $ 29,825   $ 34,929
  In-Store Systems...................................      (405)     5,337      5,484
  Collaborative Solutions............................    11,195     10,470      7,636
  Other (see below)..................................   (27,695)   (37,366)   (35,971)
                                                       --------   --------   --------
                                                       $  1,286   $  8,266   $ 12,078
                                                       ========   ========   ========
DEPRECIATION
  Retail Enterprise systems..........................  $  6,260   $  5,937   $  6,401
  In-Store systems...................................       843      1,270      1,385
  Collaborative Solutions............................     1,597      1,146        419
                                                       --------   --------   --------
                                                       $  8,700   $  8,353   $  8,205
                                                       ========   ========   ========
OTHER:
  General and administrative expenses................  $ 23,473   $ 26,978   $ 27,099
  Amortization of intangible assets..................     3,067      2,849      5,526
  Relocation costs to consolidate development and
     customer support activities.....................     1,794        452         --
  In-process research and development charge (see
     Note 2).........................................        --        800      2,361
  Restructuring, asset disposition and other merger
     related charges (see Note 9)....................        --      6,287        985
  Gain of sale of office facility....................      (639)        --         --
                                                       --------   --------   --------
                                                       $ 27,695   $ 37,366   $ 35,971
                                                       ========   ========   ========

     Operating income in the Retail Enterprise Systems, In-Store Systems and Collaborative Solutions business segments includes direct expenses for software licenses, maintenance services, service revenues, amortization of acquired software technology, sales and marketing expenses, product development expenses, as well as allocations for occupancy costs and depreciation expense. The "Other" caption includes general and administrative expenses and other charges that are not directly identified with a particular business segment and which management does not consider in evaluating the operating income of the business segment.

                   JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

19.  QUARTERLY DATA (UNAUDITED)

     The following table presents selected unaudited quarterly operating results for the two-year period ended December 31, 2003. We believe that all necessary adjustments have been included in the amounts shown below to present fairly the related quarterly results.

CONSOLIDATED STATEMENT OF INCOME DATA:

                                                            2003
                                      ------------------------------------------------
                                       FIRST    SECOND     THIRD    FOURTH
                                      QUARTER   QUARTER   QUARTER   QUARTER    TOTAL
                                      -------   -------   -------   -------   --------
Revenues............................  $41,255   $52,965   $57,951   $55,248   $207,419
Income (loss) from operations.......   (3,988)    1,607     3,531       136      1,286
Net income (loss)...................   (2,238)    1,291     3,374       223      2,650
Basic earnings (loss) per share.....  $  (.08)  $   .05   $   .12   $   .01   $    .09
Diluted earnings (loss) per share...  $  (.08)  $   .05   $   .11   $   .01   $    .09

                                                            2002
                                      ------------------------------------------------
                                       FIRST    SECOND     THIRD    FOURTH
                                      QUARTER   QUARTER   QUARTER   QUARTER    TOTAL
                                      -------   -------   -------   -------   --------
Revenues............................  $59,150   $57,584   $49,412   $53,309   $219,455
Income (loss) from operations.......    6,462     3,728       833    (2,757)     8,266
Net income..........................    4,545     2,677       758       950      8,930
Basic earnings per share............  $   .17   $   .10   $   .03   $   .03   $    .32
Diluted earnings per share..........  $   .16   $   .09   $   .03   $   .03   $    .31

     Income from operations for 2003 includes $1.8 million in relocation costs to consolidate development and support activities including $682,000, $578,000, $458,000 and $76,000 recorded in the first, second, third and fourth quarters of 2003, respectively, and a $639,000 gain on the sale of an office facility in second quarter 2003. Income from operations for 2002 includes restructuring and asset disposition charges of $1.3 million and $5.0 million that were recorded during the second and fourth quarters of 2002, respectively, an $800,000 charge for IPR&D in connection with the acquisition of J-Commerce in second quarter 2002, and $452,000 in relocation costs to consolidate development and support activities.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          JDA SOFTWARE GROUP, INC.

                                          By:    /s/ HAMISH N. J. BREWER
                                            ------------------------------------
                                                    Hamish N. J. Brewer
                                               President and Chief Executive
                                                           Officer
                                               (Principal Executive Officer)

Date: March 12, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 12, 2004 by the following persons in the capacities indicated.

              SIGNATURE                                        TITLE
              ---------                                        -----

        /s/ JAMES D. ARMSTRONG                         Chairman of the Board
--------------------------------------
          James D. Armstrong


       /s/ HAMISH N. J. BREWER                 President and Chief Executive Officer
--------------------------------------             (Principal Executive Officer)
         Hamish N. J. Brewer


       /s/ KRISTEN L. MAGNUSON              Executive Vice President and Chief Financial
--------------------------------------      Officer (Principal Financial and Accounting
         Kristen L. Magnuson                                  Officer)


        /s/ J. MICHAEL GULLARD                                Director
--------------------------------------
          J. Michael Gullard


        /s/ WILLIAM C. KEIPER                                 Director
--------------------------------------
          William C. Keiper


        /s/ DOUGLAS G. MARLIN                                 Director
--------------------------------------
          Douglas G. Marlin


           /s/ JOCK PATTON                                    Director
--------------------------------------
             Jock Patton

                                 EXHIBIT INDEX

EXHIBIT NO.                            DESCRIPTION OF DOCUMENT
-----------                            -----------------------
 2.1**         --    Asset Purchase Agreement dated as of June 4, 1998, by and
                     among JDA Software Group, Inc., JDA Software, Inc. and
                     Comshare, Incorporated.
 2.2##         --    Asset Purchase Agreement dated as of February 24, 2000, by and among JDA Software Group, Inc., Pricer AB, and Intactix
                     International, Inc.
 2.3###        --    Agreement and Plan of Reorganization dated as of September
                     7, 2001, by and among JDA Software Group, Inc., E3
                     Acquisition Corp., E3 Corporation and certain shareholders of E3 Corporation.
 3.1####       --    Third Restated Certificate of Incorporation of the Company
                     together with Certificate of Amendment dated July 23, 2002.
 3.2***        --    First Amended and Restated Bylaws.
 4.1*          --    Specimen Common Stock certificate.
10.1*(1)       --    Form of Indemnification Agreement.
10.2*(1)       --    1995 Stock Option Plan, as amended, and form of agreement
                     thereunder.
10.3(1)        --    1996 Stock Option Plan, as amended on March 28, 2003.
10.4*(1)       --    1996 Outside Directors Stock Option Plan and forms of
                     agreement thereunder.
10.5(1)        --    Executive Employment Agreement between James D. Armstrong
                     and JDA Software Group, Inc. dated July 23, 2002, together with Amendment No. 1 effective August 1, 2003.
10.6(1)        --    Executive Employment Agreement between Hamish N. Brewer and
                     JDA Software Group, Inc. dated January 22, 2003, together
                     with Amendment No. 1 effective August 1, 2003.
10.7(1)####    --    Executive Employment Agreement between Kristen L. Magnuson and JDA Software Group, Inc. dated July 23, 2002.
10.8(1)        --    1998 Nonstatutory Stock Option Plan, as amended on March 28,
                     2003.
10.9#(1)       --    1998 Employee Stock Purchase Plan.
10.10+         --    1999 Employee Stock Purchase Plan.
10.11++++      --    Lease Agreement between Opus West Corporation and JDA
                     Software Group, Inc. dated April 30, 1998, together with
                     First Amendment dated June 30, 1998, Second Amendment dated
                     November 23, 1998, revised and restated Third Amendment
                     dated October 20, 1999, Fourth Amendment dated May 30, 2001,
                     Fifth Amendment dated May 31, 2001, Sixth Amendment dated
                     August 2001, Seventh Amendment dated June 30 2003, and
                     Letter Agreement dated June 30, 2003.
10.12**        --    Software License Agreement dated as of June 4, 1998 by and between Comshare, Incorporated and JDA Software, Inc.
10.13          --    Purchase Agreement between Opus Real Estate Arizona II,
                     L.L.C. and JDA Software Group, Inc. dated February 5, 2004.
10.14(2)       --    Value-Added Reseller License Agreement for Uniface Software
                     between Compuware Corporation and JDA Software Group, Inc.
                     dated April 1, 2000, together with Product Schedule No. One dated June 23, 2000, Product Schedule No. Two dated
                     September 28, 2001, and Amendment to Product Schedule No.
                     Two dated December 23, 2003.
10.15(1)       --    JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as
                     amended effective January 1, 2004.
10.17***(1)    --    Form of Amendment of Stock Option Agreement between JDA
                     Software Group, Inc and Kristen L. Magnuson, amending
                     certain stock options granted to Ms. Magnuson pursuant to
                     the JDA Software Group, Inc. 1996 Stock Option Plan on
                     September 11, 1997 and January 27, 1998.

EXHIBIT NO.                            DESCRIPTION OF DOCUMENT
-----------                            -----------------------
10.18++(1)     --    Form of Rights Agreement between the Company and ChaseMellon
                     Shareholder Services, as Rights Agent (including as Exhibit
                     A the Form of Certificate of Designation, Preferences and
                     Rights of the Terms of the Series A Preferred Stock, as
                     Exhibit B the From of Right Certificate, and as Exhibit C
                     the Summary of Terms and Rights Agreement).
10.19+++(1)    --    Form of Incentive Stock Option Agreement between JDA
                     Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.
10.20S(1)(3)   --    Form of Incentive Stock Option Agreement between JDA
                     Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.
10.21S(1)(3)   --    Form of Nonstatutory Stock Option Agreement between JDA
                     Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.
10.22S(1)(4)   --    Form of Amendment of Stock Option Agreement between JDA
                     Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA
                     Software Group, Inc. 1995 Stock Option Plan.
10.23S(1)(5)   --    Form of Amendment of Stock Option Agreement between JDA
                     Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA
                     Software Group, Inc. 1996 Stock Option Plan.
10.24S(1)(6)   --    Form of Incentive Stock Option Agreement between JDA
                     Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.
10.25SS        --    Secured Loan Agreement between JDA Software Group, Inc. and
                     Silvon Software, Inc. dated May 8, 2001, together with
                     Secured Promissory Note and Security Agreement.
14.1           --    Code of Business Conduct and Ethics
21.1           --    Subsidiaries of Registrant
23.1           --    Consent of Independent Auditors
31.1           --    Rule 13a-14(a) Certification of Chief Executive Officer
31.2           --    Rule 13a-14(a) Certification of Chief Financial Officer
32.1           --    Certification of Chief Executive Officer and Chief Financial
                     Officer pursuant to 18 U.S.C. Section 1350, as adopted
                     pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

  ++++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, as filed on August 13, 2003.

     # Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed on March 31, 1998.

   ## Incorporated by reference to the Company's Current Report on Form 8-K dated February 24, 2000, as filed on March 1, 2000.

 ### Incorporated by reference to the Company's Current Report on Form 8-K dated
     September 7, 2001, as filed on September 21, 2001.

#### Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 12, 2002.

     S Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.

   SS Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, as filed on August 14, 2001.

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