Form 10-Q
period 2004-03-31
JDA SOFTWARE GROUP INC
filed 2004-05-10
CIK 1006892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

     The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 29,050,974 as of April 30, 2004.

JDA SOFTWARE GROUP, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

JDA SOFTWARE GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$44,465	$77,464
Marketable securities	36,375	37,266

Total cash and marketable securities	80,840	114,730
Accounts receivable, net	48,107	40,162
Income tax receivable	3,945	2,447
Deferred tax asset	4,878	4,863
Prepaid expenses and other current assets	13,193	11,768
Promissory note receivable	2,833	2,911

Total current assets	153,796	176,881
Property and Equipment, net	47,280	21,944
Goodwill	70,729	62,397
Other Intangibles, net	59,229	55,640
Deferred Tax Asset	3,643	3,763

Total assets	$334,677	$320,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,035	$2,568
Accrued expenses and other liabilities	25,603	23,034
Deferred revenue	34,005	25,234

Total current liabilities	63,643	50,836
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized, 50,000,000 shares; issued 29,463,946 and 29,429,747 shares, respectively	295	294
Additional paid-in capital	247,144	246,716
Retained earnings	29,566	30,003
Accumulated other comprehensive loss	(1,419)	(2,672)

	275,586	274,341
Less treasury stock, 414,702 shares, at cost	(4,552)	(4,552)

Total stockholders’ equity	271,034	269,789

Total liabilities and stockholders’ equity	$334,677	$320,625

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share data)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
REVENUES:
Software licenses	$14,579	$7,703
Maintenance services	19,307	16,444

Product revenues	33,886	24,147
Consulting services	20,014	15,601
Reimbursed expenses	1,279	1,507

Service revenues	21,293	17,108
Total revenues	55,179	41,255

COST OF REVENUES:
Cost of software licenses	692	241
Amortization of acquired software technology	1,261	1,069
Cost of maintenance services	4,968	3,916

Cost of product revenues	6,921	5,226
Cost of consulting services	14,345	14,060
Reimbursed expenses	1,279	1,507

Cost of service revenues	15,624	15,567
Total cost of revenues	22,545	20,793

GROSS PROFIT	32,634	20,462
OPERATING EXPENSES:
Product development	13,770	10,180
Sales and marketing	10,908	7,567
General and administrative	6,217	5,309
Amortization of intangibles	841	712
Restructuring charge and adjustments to acquisition- related reserves	2,824	—
Relocation costs to consolidate development and client support activities	—	682

Total operating expenses	34,560	24,450

OPERATING LOSS	(1,926)	(3,988)
Other income, net	748	545

LOSS BEFORE INCOME TAX BENEFIT	(1,178)	(3,443)
Income tax benefit	(741)	(1,205)

NET LOSS	$(437)	$(2,238)

BASIC AND DILUTED LOSS PER SHARE	$(.02)	$(.08)

SHARES USED TO COMPUTE:
Basic and diluted loss per share	29,037	28,452

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2004	2003
NET LOSS	$(437)	$(2,238)
OTHER COMPREHENSIVE LOSS:
Unrealized holding loss on marketable securities available for sale, net of tax	(4)	(22)
Foreign currency translation gain	1,257	224

COMPREHENSIVE GAIN (LOSS)	$816	$(2,036)

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months
	Ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(437)	$(2,238)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,384	4,082
Provision for doubtful accounts	250	250
Tax benefit – employee stock benefit plans and other	53	—
Deferred income taxes	105	(402)
Changes in assets and liabilities:
Accounts receivable	(6,953)	9,815
Income tax receivable	(1,402)	(793)
Prepaid expenses and other current assets	(925)	(2,446)
Accounts payable	1,561	559
Accrued expenses and other liabilities	2,828	(8,825)
Deferred revenue	7,356	6,424

Net cash provided by operating activities	6,820	6,426

INVESTING ACTIVITIES:
Purchase of marketable securities	(13,718)	(14,456)
Sales of marketable securities	1,504	—
Maturities of marketable securities	13,101	8,416
Purchase of Timera Retail Solutions	(13,574)	—
Payment of direct costs related to the acquisition of E3 Corporation	(98)	(228)
Payments received on promissory note receivable	78	41
Purchase of corporate office facility	(23,767)	—
Purchase of other property and equipment	(3,717)	(2,888)
Proceeds from disposal of property and equipment	107	109

Net cash used in investing activities	(40,084)	(9,006)

FINANCING ACTIVITIES:
Issuance of common stock - stock option plan	381	134
Issuance of common stock - employee stock purchase plan	—	2,172
Purchase of treasury stock	—	(757)
Payments on capital lease obligations	(49)	(59)

Net cash provided by financing activities	332	1,490

Effect of exchange rates on cash	(67)	328

Net decrease in cash and cash equivalents	(32,999)	(762)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	77,464	71,065

CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,465	$70,303

JDA SOFTWARE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months
	Ended March 31,
	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$1,435	$757

Supplemental Disclosures of Non-cash Investing Activities:
Acquisition of Timera Retail Solutions:
Fair value of current assets acquired	$1,205
Fair value of fixed assets acquired	250
Goodwill	8,332
Software technology	4,600
Customer lists	1,100
Fair value of deferred revenue acquired	(1,856)

Total acquisition cost of Timera Retail Solutions	13,631
Reserves for direct costs of the acquisition	(57)

Total cash expended to acquire Timera Retail Solutions	$(13,574)

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of JDA Software Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

     Certain reclassifications have been made to the March 31, 2003 interim financial statements in order to conform to the March 31, 2004 presentation.

2. Derivative Instruments and Hedging Activities

     During fourth quarter 2003, we began using derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income, net, offset by the gains or losses resulting from the settlement of the underlying foreign denominated assets and liabilities.

     At March 31, 2004, we had forward exchange contracts with a notional value of $7.6 million and an associated net forward contract liability of $40,000, which is included in accrued expenses and other liabilities. At December 31, 2003, we had forward exchange contracts with a notional value of $10.3 million and an associated net forward contract liability of $147,000. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. Gains and losses resulting from foreign currency transactions were not significant in the three months ended March 31, 2004 or March 31, 2003.

3. Acquisition of Timera Retail Solutions

     On January 29, 2004 we acquired the intellectual property and certain other assets of Timera Retail Solutions (“Timera”), for a total cost of $13.6 million, which includes the purchase price of $13.0 million plus $600,000 in direct costs of the acquisition. Timera is a provider of integrated workforce management solutions for the retail and consumer goods industry. Timera’s Enterprise Workforce Management product suite expands our JDA Portfolio and complements our existing In-Store Systems with web-based functionality for labor scheduling and budgeting, time and attendance, demand forecasting, labor tracking, and other key processes for proactive store level labor management. The acquisition was accounted for as a purchase, and accordingly, the operating results of Timera have been included in our consolidated financial statements from the date of acquisition. In connection with the Timera acquisition, we extended employment offers to 51 former Timera employees, approximately two-thirds of which are in product development, and recorded $8.3 million of goodwill in our In-Store Systems reporting unit, $4.6 million in software technology, and $1.1 million for customer lists. Pro forma operating results have not been presented as the acquisition is not material to our consolidated financial statements. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Fair value of current assets acquired	$1,205
Fair value of fixed assets acquired	250
Goodwill	8,332
Software technology	4,600
Customer lists	1,100
Fair value of deferred revenue acquired	(1,856)

Total acquisition cost of Timera Retail Solutions	13,631
Accruals for direct costs related to the acquisition	(57)

Total cash expended to acquire Timera Retail Solutions	$13,574

4. Promissory Note Receivable

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

     On May 7, 2004, Silvon notified the Company that it would not make the May 8, 2004 payment due under the note and had filed an arbitration claim. We anticipate continuing discussions with Silvon regarding recovery of the amounts due. We believe the collateral will be sufficient to recover the amount due under the note within the next 12 months.

5. Purchase of Corporate Office Facility

     We purchased our corporate office facility in Scottsdale, Arizona on February 5, 2004 for $23.8 million in cash. The purchase includes the corporate office building, a new two-story parking garage, and approximately 8.8 acres of land upon which these structures are located.

6. Goodwill and Other Intangibles, net

     Goodwill and other intangible assets consist of the following:

	March 31, 2004		December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Goodwill	$70,729	—	$62,397	—

Other intangibles:
Amortized intangible assets
Customer Lists	40,698	(9,805)	39,598	(8,964)
Software technology	39,660	(15,015)	35,060	(13,754)
Unamortized intangible assets
Trademarks	3,691	—	3,700	—

	84,049	(24,820)	78,358	(22,718)

	$154,778	$(24,820)	$140,755	$(22,718)

     During the three months ended March 31, 2004, we recorded $8.3 million of goodwill in connection with our acquisition of Timera (see Note 3). We found no indication of impairment of our goodwill balances during the three months ended March 31, 2004 and absent future indicators of impairment, the next annual impairment test will be performed in fourth quarter 2004. As of March 31, 2004, goodwill has been allocated to our reporting units as follows: $42.6 million to Retail Enterprise Systems, $9.6 million to In-Store Systems, and $18.5 million to Collaborative Solutions.

     The estimated useful lives of our customer lists range from 5 to 13 years. The estimated economic lives of our software technology range from 5 to 15 years. Amortization expense for the three months ended March 31, 2004 and March 31, 2003 was $2.1 million and $1.8 million, respectively, and is shown as separate line items in the consolidated statements of income within cost of revenues and operating expenses. We expect amortization expense for the next five years to be as follows:

2004	$8,544
2005	$8,340
2006	$8,153
2007	$7,031
2008	$5,854

7. Earnings per Share

     Earnings per share for the three months ended March 31, 2004 and 2003 is calculated as follows:

	Three Months
	Ended March 31,
	2004	2003
Net loss	$(437)	$(2,238)
Shares – Basic loss per share	29,037	28,452
Dilutive common stock equivalents	—	—

Shares – Diluted loss per share	29,037	28,452

Basic loss per share	$(.02)	$(.08)

Diluted loss per share	$(.02)	$(.08)

     No common stock equivalents were included in the calculation of diluted loss per share for the three months ended March 31, 2004 and 2003 as such common stock equivalents would be anti-dilutive.

8. Restructuring Charge and Adjustments to Acquisition-Related Reserves

     We recorded a $2.7 million restructuring charge in first quarter 2004 for one-time termination benefits related to a workforce reduction of 47 full-time employees (“FTE”), primarily in sales (15 FTE) and consulting services (18 FTE) functions in the Americas, Europe and Asia/Pacific, and for closure costs of certain offices in the Americas and Europe that were either under performing or under utilized and used primarily by consulting services personnel. All workforce reductions and office closures associated with this charge were made on or before March 31, 2004. In addition, we increased acquisition-related reserves by $125,000 to reflect our revised estimates of facility closure costs and various acquisition-related reserves recorded in connection with the acquisitions of E3 Corporation and Vista Software Solutions, respectively.

     A summary of the first quarter 2004 restructuring charge included in accrued expenses and other liabilities is as follows:

			Loss on		Foreign
	Initial	Cash	disposal	Adjustments to	Exchange	Balance at
Description of the charge	Reserve	Charges	of assets	Reserve	Adjustment	March 31, 2004
Severance, benefits and legal costs	$1,789	$(1,291)	$—	$—	$(3)	$495
Office closure costs	899	(33)	(26)	—	(6)	834

Total	$2,688	$(1,324)	$(26)	$—	$(9)	$1,329

     The remaining balance for severance, benefits and legal costs relates to terminated employees in the Americas and Europe that we expect to be paid out by June 30, 2004. The remaining balance for office closure costs is being paid out as the leases and related subleases run through their remaining terms.

9. 2002 Restructuring Charges

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

     We recorded a restructuring charge of $5.0 million in fourth quarter 2002 for the workforce reduction and office closure costs to reorganize the Company in connection with the implementation of the Customer Value Program (“CVP”). CVP was designed to (i) refocus the organization on delivering value to our existing customer base, (ii) strengthen our competitive position, (iii) improve the quality, satisfaction and efficiency of our customers’ experience with JDA, (iv) increase revenue, (v) better align our cost structure, and (vi) improve our operating results.

The reorganization resulted in the consolidation of nearly all product development and client support activities at our corporate headquarters, a workforce reduction of approximately 204 full-time employees and certain office closures. Office closure costs pertain to certain US, Latin American, and European offices that were either under-performing or became redundant with the reorganization.

     A summary of the 2002 restructuring and office closure charges included in accrued expenses and other liabilities is as follows:

			Loss on				Loss on
	Initial		disposal	Adjustments	Balance at	Cash	disposal	Balance at
Description of the charge	Reserve	Cash Charges	of assets	to Reserve	Dec 31, 2003	Charges	of assets	Mar 31, 2003
Severance, benefits and legal costs	$5,204	$(4,846)	$—	$(197)	$161	$(161)	$—	$—
Office closure costs	1,083	(598)	(124)	196	557	(93)	(14)	450

Total	$6,287	$(5,444)	$(124)	$(1)	$718	$(254)	$(14)	$450

     The remaining balance for office closure costs is being paid out as the leases and any related subleases run through their remaining terms.

10. E3 Acquisition Reserves

     In conjunction with the acquisition of E3 Corporation (“E3”) in September 2001, we recorded acquisition reserves of approximately $14.6 million for restructuring costs to exit the activities of E3 and other direct costs associated with the acquisition. These costs related primarily to facility closures, employee severance, investment banker fees, and legal and accounting costs. We subsequently increased the purchase price and E3 acquisition reserves by $1.3 million during 2002 based on revised estimates of the restructuring costs to exist the activities of E3 and other direct costs of the acquisition. During third quarter 2003, we reduced our estimate of employee severance and termination benefits by $172,000, and accrued an additional $190,000 for facility termination and sublease costs based on our revised estimate of the time required to sublease the vacated office space in the current economic environment. We accrued an additional $150,000 for facility termination and sublease costs in first quarter 2004 because of continuing delays in our ability to sublease one remaining unused facility. All adjustments during 2003 and in first quarter 2004 have been made through the income statement. The first quarter 2004 adjustment is included in the caption “Restructuring Charge and Adjustments to Acquisition-Related Reserves.” All employee severance and termination benefits as well as investment banker fees and legal and accounting costs were fully paid by December 31, 2003, and the only remaining reserves at March 31, 2004 are for facility termination and sublease costs which are being paid out as the leases and any related subleases run through their remaining terms.

     The unused portion of the acquisition reserves, which is included in accrued expenses and other liabilities on the balance sheet, was $577,000 at March 31, 2004 and $525,000 at December 31, 2003. A summary of the charges and adjustments recorded against the reserves is as follows:

					Balance			Balance
	Initial	Cash	Adj to	Non-Cash	December 31,	Cash	Adj to	March 31,
Description of charge	Reserve	Charges	Reserves	Charges	2003	Charges	Reserves	2004
Restructuring charges under EITF 95-3:
Facility termination and sublease costs	$4,689	$(5,458)	$1,319	$(25)	$525	$(98)	$150	$577
Employee severance and termination benefits	4,351	(4,363)	12	—	—	—	—	—
Termination payments to distributors	500	(100)	(400)	—	—	—	—	—
E3 user group and trade show cancellation fees	84	(72)	(12)	—	—	—	—	—
Direct costs under SFAS No. 141:
Legal and accounting costs	2,344	(2,751)	407	—	—	—	—	—
Investment banker fees	2,119	(2,119)	—	—	—	—	—	—
Due diligence fees and expenses	350	(376)	26	—	—	—	—	—
Filing fees, appraisal services and transfer taxes	110	(100)	(10)	—	—	—	—	—

Total	$14,547	$(15,339)	$1,342	$(25)	$525	$(98)	$150	$577

     The facility termination and sublease costs represent the costs of a plan to exit an activity of an acquired company as described in Financial Accounting Standards Board Emerging Issues Task Force Issue No. 95-3 (“EITF No. 95-3”), Recognition of Liabilities in Connection with a Purchase Business Combination, and include the estimated costs of management’s plan to shut down nine offices of E3 shortly after the acquisition date. These costs have no future economic benefit to the Company and are incremental to the other costs incurred by the Company or E3.

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

11. Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS No. 148”) which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation if a company elects to account for its equity awards under this method. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in both annual and interim financial statements.

     The following table presents pro forma disclosures required by SFAS No. 148 of net loss and basic and diluted loss per share as if stock-based employee compensation had been recognized during the three-month periods ended March 31, 2004 and 2003. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting.

	Three Months
	Ended March 31,
	2004	2003
Net loss — as reported	$(437)	$(2,238)
Less: stock-based compensation expense, net of related tax effects	(762)	(1,734)

Pro forma net loss	$(1,199)	$(3,972)
Basic loss per share — as reported	$(.02)	$(.08)
Diluted loss per share — as reported	$(.02)	$(.08)
Basic loss per share — pro forma	$(.04)	$(.14)
Diluted loss per share — pro forma	$(.04)	$(.14)

12. Income Taxes

     We recorded an income tax benefit of $741,000, or 63% of the reported loss before income taxes in the three months ended March 31, 2004 compared to an income tax benefit of $1.2 million, or 35% of the reported loss before income taxes in the three months ended March 31, 2003. The income tax benefit for the first quarter of 2004 includes a $329,000 tax refund from the settlement of Internal Revenue Service (“IRS”) audits of our 1998 and 1999 federal income tax returns, and an agreement with the IRS to allow the Company to take a research and development expense tax credit for most of the qualifying expenses originally reported in these returns. We subsequently settled an IRS audit of our 2000 and 2001 federal income tax returns in April 2004. As a result, we intend to amend prior filings which will result in increased utilization of our foreign tax credit carryover and an additional tax benefit in second quarter 2004. We currently estimate that the benefit realized will be approximately $500,000 to $700,000. The effective income tax rate for the first quarter of 2004, excluding the effect of the $329,000 one-time tax benefit, is 35%.

     The income tax provisions for both the first quarter of 2004 and 2003 take into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The income tax provisions for the first quarter of 2004 and 2003 do not include the tax benefits realized from the employee stock options exercised during these quarters of $48,000 and $9,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in capital.

13. Business Segments and Geographic Data

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

	Three Months
	Ended March 31,
	2004	2003
Revenues:
Americas	$39,213	$25,306
Europe	14,203	12,201
Asia/Pacific	5,094	5,257

	58,510	42,764
Sales and transfers among regions	(3,331)	(1,509)

Total revenues	$55,179	$41,255

	March 31,	December 31,
	2004	2003
Identifiable assets:
Americas	280,146	267,834
Europe	41,724	40,023
Asia/Pacific	12,807	12,768

Total identifiable assets	$334,677	$320,625

     We have organized our business segments around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry:

•	Retail Enterprise Systems include corporate level merchandise management systems (“Merchandise Management Systems”) that enable retailers to manage their inventory, product mix, pricing and promotional execution, and enhance the productivity and accuracy of warehouse processes. In addition, Retail Enterprise Systems include a comprehensive set of tools for planning inventory and in-store space decisions throughout the demand chain, analyzing business results and trends, automating demand forecasting and replenishment, tracking customer shopping patterns, optimizing revenues through trade allowance and promotional program management (“Strategic Merchandise Management Solutions”).

•	In-Store Systems include point-of-sale, labor scheduling and back office applications that enable retailers to capture, analyze and transmit certain sales, store inventory and other operational information to corporate level merchandise management and payroll systems using hand-held, radio frequency devices, point-of-sale workstations or via the Internet. In addition, In-Store Systems include a workforce management solution to optimize the scheduling of in-store labor which typically represents the next largest operational cost for a retailer after inventory.

•	Collaborative Solutions provide applications that enable business-to-business collaborative activities such as collaborative planning, forecasting and replenishment (“CPFR”), collaborative category management including collaborative space and assortment planning, and collaborative revenue management through trade funds management programs. Our Collaborative Solutions offerings leverage existing solutions deployed to retailers within our Retail Enterprise Systems business segment.

     A summary of the revenues, operating income (loss), and depreciation attributable to each of these business segments for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months
	Ended March 31,
	2004	2003
Revenues:
Retail Enterprise Systems	$38,727	$27,760
In-Store Systems	4,358	2,954
Collaborative Solutions	12,094	10,541

	$55,179	$41,255

Operating income (loss):
Retail Enterprise Systems	$5,047	$1,685
In-Store Systems	(41)	(398)
Collaborative Solutions	2,950	1,428
Other (see below)	(9,882)	(6,703)

	$(1,926)	$(3,988)

Depreciation:
Retail Enterprise systems	$1,417	$1,410
In-Store systems	233	208
Collaborative Solutions	369	402

	$2,019	$2,020

Other:
Amortization of intangible assets	$841	$712
Restructuring charge and adjustments to acquisition-related reserves	2,824	—
Relocation costs to consolidate development and support activities	—	682
General and administrative expenses	6,217	5,309

	$9,882	$6,703

     Operating income in the Retail Enterprise Systems, In-Store Systems and Collaborative Solutions business segments includes direct expenses for software licenses, maintenance services, service revenues, amortization of acquired software technology, and product development expenses, as well as allocations for sales and marketing expenses, occupancy costs and depreciation expense. The “Other” caption includes general and administrative expenses and other charges that are not directly identified with a particular business segment and which management does not consider in evaluating the operating income of the business segment.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, e-commerce, inventory optimization, and collaborative planning and forecasting requirements of the retail industry and its suppliers. Our collaborative solutions enable retailers and their suppliers to optimize the sharing of plans, information and supply chain decisions between trading partners in such areas of inventory replenishment, marketing/promotions, sales planning/execution and category management. We also offer maintenance services to our software customers, and enhance and support our software business by offering implementation and other services that are designed to enable our clients to rapidly achieve the benefits of our solutions. These services include project management, system planning, system design and implementation, custom configurations, and training services. Demand for our implementation services is driven by, and often trails, sales of our software products. Consulting services revenues are generally more predictable but generate significantly lower gross margins than software license revenues.

Significant Trends and Developments in Our Business

     Outlook for Second Quarter 2004. We currently expect a modest sequential increase in software license revenues during second quarter 2004, and do not anticipate any significant shifts in the mix of revenues between our geographic regions. The pipeline for software licenses in the Americas is strong. Although the buying cycles of customers in the Americas appear to have stabilized, a higher proportion of the software sales pipeline in this region is with larger customers that typically have longer buying cycles. The pipeline for new business in Europe and Asia/Pacific appears stronger than it has been over the past couple of quarters; however we still see no broad signs of economic recovery in these regions in the near term. In addition, results in the European region continue to be impacted by weak economic conditions and operational issues, including the departure of our regional vice president in fourth quarter 2003. We believe these factors may continue to have an adverse impact on the sales effort in Europe during second quarter 2004. We also believe at this time there are a limited number of outstanding prospects in the transaction system market for Merchandise Management Systems. The preponderance of the business in the near term software sales pipeline continues to be for Strategic Merchandise Management Solutions. The sales pipeline for In-Store Systems appears to be building.

     We currently anticipate a sequential increase in maintenance services revenues in second quarter 2004. Consulting service revenues have stabilized and our hourly rates have increased. Our worldwide utilization was 49% in first quarter 2004, compared to 43% in first quarter 2003 and 49% in fourth quarter 2003. We are beginning to experience resource constraint pressure in some parts of our consulting practice that we believe is a positive indicator that our utilization rates may continue to modestly improve. However, we do not anticipate any significant improvement in our utilization rates until our program to deliver services electronically is rolled out. We expect this to occur in late 2004. We continue to expect fluctuations in profitability from our consulting services business; however, we believe the major issues that were adversely impacting the profitability of these services have been addressed by realignment of incentive programs, headcount reductions, and improvement in our hourly billing rates. There will be some downward pressure on consulting service margins in second quarter 2004 due to increased travel for Focus, our annual user group conference, annual salary increases, increased expenditures for training programs, reduced demand for consulting services in Europe, and higher incentive compensation on sequentially higher software license sales.

     We expect second quarter 2004 product development expenses to remain flat sequentially compared to first quarter 2004, and will remain at this elevated level as a percentage of product revenues until we begin delivering significant components of our .Net launch initiatives in late 2004. We expect a modest increase in sales and marketing costs in second quarter 2004 due to Focus, and higher commissions on sequentially higher software revenues. We also expect general and administrative costs to increase modestly in second quarter 2004 due to annual salary increases and increases related to our ongoing investment in information technology systems.

     Economic Conditions Continue to Impact our Operating Results. Our operating results continue to be impacted by weak economic conditions in our international regions. We believe economic conditions in the Americas region may have begun to recover, as our customers appear to have improved confidence and willingness to make capital expenditures for information technology; however even in the Americas we are not experiencing strong sequential growth every quarter. The outlook for the other regions of the world remains inconsistent and we see no broad signs of improvement in Europe or Asia/Pacific.

     The retail industry continues to exercise significant due diligence prior to making large capital outlays, and the decision-making process for investments in information technology remains highly susceptible to deferral. As a result, our sales cycles remain elongated and we continue to experience uncertainty predicting the size and timing of individual contracts. For example, we signed two large software licenses ($1.0 million or greater) in first quarter 2004, as compared to none in fourth quarter 2003, four during both third and second quarter 2003, and none during first quarter 2003. Although orders for certain of our products can be taken over the telephone, the average sales cycle for larger software license contracts can range from six months to over one year. Based upon the overall size of our pipeline, we continue to believe that delays in the decision-making process have been, and may continue to be, the most significant issue affecting our software license revenue results.

     Economic conditions have negatively impacted the demand for our Merchandise Management Systems and In-Store Systems over the past two years. We did, however, sign four new Merchandise Management Systems licenses in first quarter 2004 compared to three in fourth quarter 2003 and two in first quarter 2003. We believe that significant growth in the transaction systems market will require sustained macroeconomic improvement.

     Our Competitive Environment is Changing. We believe decisions to purchase information technology are currently being driven by the competitive nature of the retail industry. As a result, we believe retailers may be taking the opportunity now to invest in technologies that will differentiate them from their competitors and position them for improved performance without significant increases in market share. We also believe that many of our customers now view JDA as a long-term solution provider with the ability to provide the kind of business solutions partnership they seek. In first quarter 2004, 75% of our software license revenues came from existing customers compared to 69% in first quarter 2003.

     We believe this mix of sales to existing customers will continue and that this metric is a direct result of our large customer base, principally amassed through our acquisition activities in 2000 and 2001, and the focus we have and will continue to place on back-selling opportunities for JDA Portfolio products to existing customers through our Customer Value Program. Over the past three years, the addition of Strategic Merchandise Management Solutions such as Portfolio Space Management by Intactix and Portfolio Replenishment by E3 to the JDA Portfolio has provided significant back-selling opportunities in our customer base. The majority of our customers still only own one JDA product.

     Our Business Segment Revenue Mix is Changing. The In-Store Systems business segment provided 8% of our total revenues in first quarter 2004 compared to 7% in first quarter 2003. Total revenues in this business segment increased $1.4 million, or 48% in first quarter 2004 compared to first quarter 2003. PPOS, our Java-based In-Store System, was commercially released in second quarter 2003 and we are in the early adopter phase for this new platform. We do not believe the In-Store Systems business segment will experience any significant growth until early adopters of the PPOS application complete their implementations and become reference-able. We believe the long-term prospects for our new PPOS product and In-Store Systems sales are promising, in part because we are positioned to take advantage of any replacement cycle for point-of-sales systems driven by a shift to new technology platforms. Furthermore, industry surveys indicate that point-of-sales systems are becoming an increased priority for retailers, and we believe potential customers may look to partner with broad solutions providers such as JDA that can bring all aspects of store operations into one integrated suite, rather than software vendors that only offer in-store systems. In addition, we supplemented this business segment with the acquisition of Timera Retail Solutions on January 29, 2004. Timera provides work force management and labor scheduling applications for retailers that will enhance our ability to provide efficiencies in the store environment. The Portfolio Workforce Management product acquired from Timera is also in an early adopter phase. Scott D. Hines, our Senior Vice President, Chief Technology Officer, has assumed additional responsibilities and is focusing on the development of the In-Store Systems business segment during 2004.

     The Collaborative Solutions business segment, which includes sales of software licenses and services to customers outside our traditional retail market, provided 22% of our total revenues in first quarter 2004 compared to 26% in first quarter 2003. Total revenues in this segment increased $1.6 million, or 15% in first quarter 2004 compared to first quarter 2003. Our collaborative solutions enable retailers and their suppliers to optimize the sharing of plans, information and supply chain decisions between trading partners in such areas of inventory replenishment, marketing/promotions, sales planning/execution and category management. As of March 31, 2004, there were approximately 215 trading partners worldwide that were live and operational on Marketplace Replenishment, our collaborative specific solution that enables manufacturers, distributors and retailers to work from a single, shared demand forecast, compared to 200 and 142 at December 31, 2003 and March 31, 2003, respectively. Since mid-2002, licenses on the Marketplace Replenishment solution have been sold on a subscription basis. We have identified the Collaborative Solutions business segment as a growth area and will add a Senior Vice President position in 2004 specifically focused on developing this business.

     Service Revenues Have Stabilized and We Have Taken Steps to Improve Our Service Margins. Service revenues, which include consulting services, training revenues and reimbursed expenses, increased 24% in first quarter 2004 compared to first quarter 2003, and 9% sequentially compared to fourth quarter 2003, primarily due to increases in our average realized billing rates per hour. Demand for the implementation of products with longer implementation timeframes, specifically Merchandise Management Systems and In-Store Systems, remains depressed. We believe that demand has shifted to products that have a higher short term ROI and lower total costs ownership with less disruption to the underlying business of our customers. As a result, most of our implementations are for our Strategic Merchandise Management Solutions that have shorter implementation timeframes. We also believe the average implementation times for our software products have shortened due to increased training and expertise in our consulting organization, and as a direct result of the investments we have made over the past few years to increase the functionality, stability, scalability, integration and ease of implementation of the products in the JDA Portfolio. Because the majority of our product demand has been associated with our Strategic Merchandise Management Solutions that require lower levels of services to implement, it is harder to attain optimum productivity from our consulting staff. The preponderance of the business in the near term software sales pipeline continues to be for Strategic Merchandise Management Solutions. We believe implementation timeframes will continue to shorten and as a result, our service organization will need to become more efficient while being deployed on multiple short projects instead of more focused longer-term engagements.

     Service revenue margins were 27% in first quarter 2004 compared to 9% in first quarter 2003 and 12% in fourth quarter 2003. We outperformed our expectations, and our guidance of gradually improving service margins, with the realization of a 9% sequential increase in our average realized worldwide consulting rates to $200 per hour in first quarter 2004, compared to $183 per hour in fourth quarter 2003. Our worldwide utilization was 49% in first quarter 2004, compared to 43% in first quarter 2003 and 49% in fourth quarter 2003. We are beginning to experience resource constraint pressure in some parts of our consulting practice that we believe is a positive indicator that our utilization rates may continue to improve. However, we do not anticipate any significant improvement in our utilization rates until our program to deliver services electronically can be rolled out. We expect this to occur in late 2004.

     We continue to expect fluctuations in profitability from our consulting services business; however we believe we have taken appropriate actions to address the profitability of our consulting services business. Specifically, we increased billing rates on new consulting engagements, realigned the incentive programs for consulting services in 2004, and we are in the process of restructuring the way we deliver services. During first quarter 2004, we realized the rate increases that we put into effect in late 2003, as new engagements at the higher rates replaced older completed projects. The 2003 incentive compensation program for our consultants contained annual software revenue accelerators that resulted in a higher rate of variable compensation being earned during the last half of 2003. The accelerators in the 2004 compensation model are tied to quarterly rather than annual software revenue results. We believe this will avoid part of the mismatch between consulting revenues and related costs as the year progresses. We are also in the process of restructuring the way we deliver our consulting services in order to leverage web-based technology. This will allow our consultants to provide more services without the need to travel to the customer’s site. We believe this will enable our customers to benefit from a reduction in their overall expenses, and reduce the disruptive aspects of today’s shorter consulting projects by enabling our consultants to switch from one project to the next with less downtime. We also reduced our consulting services workforce by 18 full-time employees in first quarter 2004 (see “We Recorded a Restructuring Charge in First Quarter 2004”). There will be some downward pressure on consulting service margins in second quarter 2004 due to increased travel for Focus, our annual user group conference, annual salary increases, increased expenditures for training programs, reduced demand for consulting services in Europe, and higher incentive compensation on sequentially higher software license sales.

     We Continue to Invest in New Product Development and Have Expanded Our Markets. We invested $27.4 million in first quarter 2004 and approximately $347.7 million from 1998 to 2003 in new product development and the acquisition of complementary products. The acquisitions of Intactix, Zapotec, NeoVista Decision Series, E3, Vista, Engage and Timera (see “We Continue to Grow Our Business Through Acquisitions”) have expanded our product offerings, and provided us with collaborative applications that address new vertical market opportunities with the manufacturers and wholesalers who supply our traditional retail customers. We believe our strategy of expanding our product portfolio and increasing the scalability of our products has been the key element in attracting larger retail customers, and we believe that it has resulted in a steady pattern of new customers licensing multiple products, as well as enhanced back-selling opportunities in our customer base.

     We are developing a series of enhancements to the JDA Portfolio products, based upon the Microsoft .Net technology platform (“.Net Platform”) and the Java platform, which we believe will position us uniquely in the retail and collaborative solutions markets. Our goals are to ensure that our solutions offer: (i) increased ease of use, (ii) increased integration of business processes, (iii) reduced cost of ownership, (iv) faster implementation, and (v) faster return on investment. We believe our next generation technology will enhance our competitive position since we will be able to offer significant features and functionality using an advanced technology platform. We released Portfolio 2004, a fully synchronized, integrated release of all our existing products, in first quarter 2004. Portfolio 2004 included our first .Net Platform application, Portfolio Registry. Our goal is to begin delivering the next applications on the .Net Platform in fourth quarter 2004, starting with Portfolio Replenishment by E3, followed by Portfolio Enterprise Planning by Arthur, the first components of our Revenue Management solutions, and certain of our Intellect applications. This is a significant investment by the Company as we are building our next generation of products, while at the same time, we continue development efforts on our existing products and complete the integration of acquired products.

     During second quarter 2003 we announced a JDA Portfolio Investment Protection Program that provides existing customers with an upgrade path to the new .Net Platform, if and when available, at no additional license fee under the following conditions: (i) licensee is a current maintenance paying customer on their existing JDA applications, (ii) licensee is not in breach of any terms of their agreements, (iii) the version of the product that will run on the .Net platform has no more than minimal differences in price, features, and functionality from the licensee’s existing JDA applications, and (iv) the licensee relinquishes all rights to use previously licensed software under the terms of the platform transfer right following a reasonable transition period. If, however, the version of the product that will run on the .Net platform has more than minimal differences in price, features, and functionality, licensee may still exercise this right provided they agree to pay an additional fee equal to the price that would be charged to other existing users of licensee’s current products to migrate to the new .Net Platform. Customers will pay any required third party charges associated with the new platform. During first quarter 2004, we announced a similar investment protection program for In-Store System customers that provides an upgrade path from Win/DSS to PPOS.

     We expect second quarter 2004 product development expenses to remain flat sequentially compared to first quarter 2004, and will remain at this elevated level as a percentage of product revenues until we begin delivering significant components of our .Net launch initiatives in late 2004. We may adjust this spending rate in late 2004 depending upon the outlook for IT spending and other product specific delivery requirements.

     We Continue to Grow Our Business Through Acquisitions. We believe there are opportunities to grow our business through the acquisition of complementary and synergistic companies, products and technologies. We look for acquisitions that can be readily integrated and accretive to earnings, although we may pursue smaller non-accretive acquisitions that will shorten our time to market with new technologies. We are primarily interested in acquiring solutions that will increase the breadth of our JDA Portfolio offerings in the In-Store Systems and Collaborative Solutions business segments, and believe the general size of cash acquisitions we would currently consider are in the $5 million to $20 million range.

     On January 29, 2004 we acquired the intellectual property and certain other assets of Timera Retail Solutions (“Timera”), for a total cost of $13.6 million, which includes the purchase price of $13.0 million plus $600,000 in direct costs of the acquisition. Timera is a provider of integrated workforce management solutions for the retail and consumer goods industry. Timera’s Enterprise Workforce Management product suite expands our JDA Portfolio and complements our existing In-Store Systems with web-based functionality for labor scheduling and budgeting, time and attendance, demand forecasting, labor tracking, and other key processes for proactive store level labor management. The acquisition was accounted for as a purchase, and accordingly, the operating results of Timera have been included in our consolidated financial statements from the date of acquisition. In connection with the Timera acquisition, we extended employment offers to 51 former Timera employees, approximately two-thirds of which are in product development, and recorded $8.3 million of goodwill in our In-Store Systems reporting unit, $4.6 million in software technology, and $1.1 million for customer lists. Timera contributed over $366,000 in total revenues during first quarter 2004, including $283,000 in maintenance services, and added $1.1 million in costs and expenses, including $92,000 in amortization of software technology and other intangibles. Pro forma operating results will not be presented as the acquisition is not material to our consolidated financial statements.

     We Recorded a Restructuring Charge and Adjustments to Acquisition-Related Reserves in First Quarter 2004. We recorded a $2.7 million restructuring charge in first quarter 2004 for one-time termination benefits related to a workforce reduction of 47 full-time employees (“FTE”), primarily in sales (15 FTE) and consulting services (18 FTE) functions in the Americas, Europe and Asia/Pacific, and closure costs of certain offices in the Americas and Europe that were either under performing or under utilized and used primarily by consulting services personnel. All workforce reductions and office closures associated with this charge were made on or before March 31, 2004. In addition, we increased our acquisition-related reserves by $125,000 to reflect our revised estimates of facility closure costs and various acquisition-related reserves recorded in connection with the acquisitions of E3 Corporation and Vista Software Solutions, respectively.

     We Purchased our Corporate Office Facility. We purchased our corporate office facility in Scottsdale, Arizona on February 5, 2004 for $23.8 million in cash. The purchase includes the corporate office building, a new two-story parking garage, and approximately 8.8 acres of land upon which these structures are located. We believe this purchase will result in a $1.2 million to $1.5 million net reduction in our annual operating costs.

     Our Financial Position is Strong and We Have Positive Operating Cash Flow. We continue to maintain a strong financial position during the difficult economic cycle of the last few years. As of March 31, 2004, we had $80.8 million in cash, cash equivalents and marketable securities, compared to $114.7 million at December 31, 2003. In addition, we generated $6.8 million in positive cash flow from operations during first quarter 2004. The purchase of our corporate office facility, together with the acquisition of Timera, utilized $37.4 million, or approximately 33% of our December 31, 2003 cash, cash equivalents, and marketable securities balances. We believe our cash position is sufficient to meet our operating needs for the next twelve months.

     Management Changes. David R. King joined the Company in January 2004 as our Senior Vice President, Product Development. We have identified the Collaborative Solutions business segment as a growth area and will add a Senior Vice President Position in 2004 specifically focused on developing this business. We are actively recruiting for a replacement for the open position of Regional Vice President of Europe.

Results of Operations

     The following table sets forth certain selected financial information expressed as a percentage of total revenues for the periods indicated and certain gross margin data expressed as a percentage of software licenses, maintenance services, product revenues or consulting services, as appropriate:

	Three Months Ended
	March 31,
	2004	2003
REVENUES:
Software licenses	26%	19%
Maintenance services	35	40

Product revenues	61	59
Consulting services	36	38
Reimbursed expenses	3	3

Service revenues	39	41
Total revenues	100	100

COST OF REVENUES:
Cost of software licenses	1	1
Amortization of acquired software technology	3	3
Cost of maintenance services	9	9

Cost of product revenues	13	13
Cost of consulting services	25	34
Reimbursed expenses	3	3

Cost of service revenues	28	37
Total cost of revenues	41	50

GROSS PROFIT	59	50
OPERATING EXPENSES:
Product development	25	25
Sales and marketing	20	18
General and administrative	11	13
Amortization of intangibles	1	2
Restructuring, asset disposition and other non-recurring charges	5	—
Relocation costs to consolidate development and support activities	—	1

Total operating expenses	62	59

OPERATING LOSS	(3)	(9)
Other income, net	1	1

LOSS BEFORE INCOME TAX BENEFIT	(2)	(8)

Income tax benefit	1	3

NET LOSS	(1)%	(5)%

Gross margin on software licenses	95%	97%
Gross margin on maintenance services	74%	76%
Gross margin on product revenues	80%	78%
Gross margin on service revenues	27%	9%

     The following tables set forth selected comparative financial information on our Business Segments and geographical revenues, expressed as a percentage change between quarters, for the three months ended March 31, 2004 and 2003:

	Retail Enterprise Systems	In-Store Systems	Collaborative Solutions
	2004 vs. 2003	2004 vs. 2003	2004 vs. 2003
Software licenses	133%	492%	(3%)
Maintenance services	23%	42%	5%

Product revenues	58%	121%	2%
Service revenues	20%	5%	76%

Total revenues	40%	48%	15%
Product development	31%	63%	35%
Sales and marketing	123%	117%	(46%)
Operating income(loss)	199%	90%	106%

	The Americas	Europe	Asia/Pacific
	2004 vs. 2003	2004 vs. 2003	2004 vs. 2003
Software licenses	134%	101%	(48%)
Maintenance services	40%	—%	43%

Product revenues	68%	19%	(15%)
Service revenues	34%	11%	8%

Total revenues	55%	16%	(3%)

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     Revenues consist of product revenues and services revenue, which represented 61% and 39%, respectively, of total revenues in first quarter 2004, compared to 59% and 41%, respectively in first quarter 2003. Total revenues for first quarter 2004 were $55.2 million, an increase of $13.9 million, or 34%, from the $41.3 million reported in first quarter 2003.

     The Retail Enterprise Systems, In-Store Systems, and Collaborative Solutions business segments represented 70%, 8%, and 22%, respectively of total revenues in first quarter 2004, compared to 67%, 7%, and 26%, respectively in first quarter 2003.

Product Revenues

     Software Licenses. Software license revenues for first quarter 2004 increased 89% to $14.6 million from $7.7 million in first quarter 2003.

     Retail Enterprise Systems software license revenues increased 133% in first quarter 2004 compared to first quarter 2003. Software license sales in the Retail Enterprise Systems business segment improved in first quarter 2004 primarily as a result of increased product demand associated with our Strategic Merchandise Management Solutions. We believe this business segment was negatively impacted in the first quarter 2003 by the disruption caused by our reorganization under the CVP, the elongation of sales cycles due to heightened risk aversion by retailers for larger IT expenditures, and worldwide concerns about the economy and the war in Iraq which disrupted IT spending patterns. We believe most of these factors have now diminished.

     In-Store Systems software license revenues increased 492% in first quarter 2004 compared to first quarter 2003. Industry surveys indicate that point-of-sales systems are becoming an increased priority for retailers, and we believe demand in this business segment is becoming more active with an increasing number of selection processes getting underway. This business segment has been negatively impacted for several years by what we believe is a major platform transition, as market demand moves from Window-based point-of-sale applications to Java-based point-of-sale applications. PPOS, our Java-based In-Store System, was commercially released in second quarter 2003 and we are in the early adopter phase for this new platform.

     Collaborative Solutions software license revenues decreased 3% in first quarter 2004 compared to first quarter 2003. Strategic Merchandise Management Solutions license revenues in this business segment decreased in first quarter 2004 compared to first quarter 2003. However, licenses revenues on Marketplace Replenishment, our collaborative specific solution which is sold on a subscription basis and enables manufacturers, distributors and retailers to work from a single, shared demand forecast, increased 136% in first quarter 2004 compared to first quarter 2003.

     Software license revenues in the Americas increased 134% to $10.8 million in first quarter 2004 compared to $4.6 million in first quarter 2003, due to increases in software license revenues from Retail Enterprise Systems, In-Store Systems and Collaborative Solutions applications of 176%, 699% and 22%, respectively. The pipeline for software licenses in the Americas is strong and the buying cycles of customers appear to have stabilized. Software license revenues in Europe increased 101% to $3.0 million in first quarter 2004 compared to $1.5 million in first quarter 2003 due to a 717% increase in software license revenues related to Retail Enterprise Systems, offset in part by decreases in software license revenues related to In-Store Systems and Collaborative Solutions applications of 100% and 41%, respectively. Results in the European region continue to be impacted by weak economic conditions and operational issues, including the departure of our regional vice president in fourth quarter 2003. Software license revenues in Asia/Pacific decreased 48% to $858,000 in first quarter 2004 compared to $1.6 million in first quarter 2003 due to decreases in software license revenues related to Retail Enterprise Systems and Collaborative Solutions applications of 51% and 10%, respectively. There were no software license revenues related to In-Store Systems in the Asia/Pacific region in first quarter 2004 or 2003. The Asia/Pacific region continues to be impacted by a slow economic recovery. The pipeline for new business in Europe and Asia/Pacific appears stronger than it has been over the past couple of quarters; however, we still see no broad signs of economic recovery in these regions in the near term.

     Maintenance Services. Maintenance services revenue increased 17% to $19.3 million in first quarter 2004 from $16.4 million in first quarter 2003. The increase includes $1.1 million in incremental maintenance services revenue from the Vista, Engage and Timera acquisitions. Excluding the impact of these incremental revenues, maintenance services revenues increased 11% in first quarter 2004 compared to first quarter 2003, primarily due to increases in the customer base for Strategic Merchandise Management Solutions. Maintenance services revenue increased in our Retail Enterprise Systems business segment due to increases in the customer base for Strategic Merchandise Management Solutions. Maintenance services revenue increased in our In-Store Systems and Collaborative Solutions business segments, primarily due to the incremental maintenance services revenue from the Vista, Engage and Timera acquisitions.

Service Revenues

     Service revenues, which include consulting services, hosting services, training revenues, and reimbursed expenses, increased 24% to $21.3 million in first quarter 2004 compared to $17.1 million in first quarter 2003, primarily due to increases in our average realized billing rates per hour. Consulting service revenues have stabilized, our hourly rates have increased, and our utilization rates have improved, however, demand for implementation services associated with Merchandise Management Systems, which typically have higher implementation requirements than Strategic Merchandise Management Solutions, remains depressed. Service revenues also include net revenues from our hardware reseller business. Net revenues from our hardware reseller business increased 181% in first quarter 2004 compared to first quarter 2003.

     Fixed bid consulting services work represented 12% of total consulting services revenue in first quarter 2004, compared to 11% in first quarter 2003.

Cost of Product Revenues

     Cost of Software Licenses. Cost of software licenses was $692,000, or 5% of software license revenues in first quarter 2004 compared to $241,000, or 3% of software license revenues in first quarter 2003. The increase in cost of software licenses results from the higher volume of software products sold in first quarter 2004 that incorporate functionality from third party software providers and require the payment of royalties, including the resale of Oracle licenses.

     Amortization of Acquired Software Technology. Amortization of acquired software technology was $1.3 million in first quarter 2004 compared to $1.1 million in first quarter 2003. The increase results from the amortization of software technology acquired in the acquisitions of Vista in second quarter 2003, Engage in third quarter 2003, and Timera in first quarter 2004.

     Cost of Maintenance Services. Cost of maintenance services increased 27% to $5.0 million, or 26% of maintenance services revenue, in first quarter 2004 from $3.9 million, or 24% of maintenance services revenue, in first quarter 2003. The increase results primarily from a 15% increase in average maintenance services headcount to support our growing customer base, annual salary increases, and higher incentive compensation and benefit costs.

Cost of Service Revenues

     Cost of service revenues was $15.6 million in first quarter 2004 which is flat compared to $15.6 million in first quarter 2003. Average consulting services headcount decreased 6% in first quarter 2004 compared to first quarter 2003 and we had lower travel and training costs. These savings were substantially offset by annual salary increases, and higher incentive compensation and benefit costs.

Gross Profit

     Gross profit increased 59% to $32.6 million, or 59% of total revenues in first quarter 2004, from $20.5 million, or 50% of total revenues in first quarter 2003. The increase in gross profit dollars and gross margin percentage results primarily from increases in software license, maintenance services, and service revenues of 89%, 17%, and 24%, respectively.

     Service revenue margins were 27% in first quarter 2004 compared to 9% in first quarter 2003. This increase resulted from a 7% improvement in our utilization rates to 49% in first quarter 2004 compared to first quarter 2003, an 18% increase in average realized worldwide consulting rates to $200 per hour, a 6% decrease in average consulting services headcount, and lower travel and training costs, offset in part by annual salary increases, and higher incentive compensation and benefit costs. Service revenues also include net revenues from our hardware reseller business. Excluding the net revenues from the hardware reseller business, service margins would have been 24% in first quarter 2004.

Operating Expenses

     Operating expenses, excluding amortization of intangibles, restructuring charge and adjustments to acquisition-related reserves, and relocation costs to consolidate development and client support activities, increased 34% to $30.9 million, or 56% of total revenues, in first quarter 2004, compared to $23.1 million, or 56% of total revenues in first quarter 2003. Operating expenses increased primarily as a result of the costs to develop, manage, and integrate the products acquired from Vista, Engage, and Timera, and to migrate the JDA Portfolio to the .Net Platform. In addition, operating expenses increased due to annual salary increases, higher incentive compensation and health insurance benefit costs, higher commissions on the 89% increase in software license revenues, higher D&O insurance premiums, an increase in marketing costs, and a decrease in funded development activity. First quarter 2003 also included a $509,000 benefit for the favorable resolution of certain customer and other disputes.

     Product Development. Product development expenses for first quarter 2004 increased $3.6 million, or 35% to $13.8 million from $10.2 million in first quarter 2003. Product development expense, as a percentage of product revenues, was 41% in first quarter 2004 compared to 42% in first quarter 2003. Product development costs added through the acquisitions of Vista, Engage and Timera represented $1.6 million of the total increase, and include a 14% increase in average product development headcount. In addition, product development costs increased during first quarter 2004 due to annual salary increases and higher incentive compensation and health insurance benefit costs, and a decrease in funded development activity. The migration of the JDA Portfolio to the .Net Platform is a significant investment by the Company as we are building our next generation of products, while at the same time, we continue development efforts on our existing products and complete the integration of acquired products. At March 31, 2004, we had 418 employees in the product development function compared to 355 at March 31, 2003.

     Sales and Marketing. Sales and marketing expenses for first quarter 2004 increased $3.3 million, or 44% to $10.9 million from $7.6 million in first quarter 2003. Sales and marketing expense, as a percentage of total revenues, was 20% in first quarter 2004 compared to 18% in first quarter 2003. This increase resulted primarily from higher commissions on the 89% increase in software license revenues, and an increase in marketing costs for brochures, advertising and trade shows. At March 31, 2004, we had 159 employees in the sales and marketing function compared to 145 at March 31, 2003. These totals include 75 and 71 direct sales representatives, respectively.

     General and Administrative. General and administrative expenses for first quarter 2004 increased $908,000, or 17% to $6.2 million from $5.3 million in first quarter 2003. General and administrative expense, as a percentage of total revenues, was 11% in first quarter 2004 compared to 13% in first quarter 2003. The increase in general and administrative expenses resulted primarily from higher D&O insurance premiums, annual salary increases, and higher incentive compensation and health insurance benefit costs. In addition, first quarter 2003 included a $509,000 benefit for the favorable resolution of certain customer and other disputes. At March 31, 2004, we had 150 employees involved in general and administrative functions compared to 136 at March 31, 2003. The increase in general and administrative employees is primarily due to our internal information technology initiatives.

     Amortization of Intangibles. Amortization of intangibles was $841,000 in first quarter 2004 compared to $712,000 million in first quarter 2003. The increase results from the amortization of customer list intangibles acquired in the acquisitions of Vista in second quarter 2003, Engage in third quarter 2003, and Timera in first quarter 2004.

     Restructuring Charge and Adjustments to Acquisition-Related Reserves. We recorded a $2.7 million restructuring charge in first quarter 2004 for one-time termination benefits related to a workforce reduction of 47 full-time employees (“FTE”), primarily in sales and consulting services functions in the Americas, Europe and Asia/Pacific, and for closure costs of certain offices in the Americas and Europe that were either under performing or under utilized and used primarily by consulting services personnel. All workforce reductions and office closures associated with this charge were made on or before March 31, 2004. In addition, we increased our acquisition-related reserves by $125,000 to reflect our revised estimates of facility closure costs and various acquisition-related reserves recorded in connection with the acquisitions of E3 Corporation and Vista Software Solutions, respectively.

     Relocation Costs to Consolidate Development and Client Support Activities. In connection with our fourth quarter 2002 CVP initiative, approximately 150 people were offered the opportunity to relocate to as part of a plan to consolidate our development and client support activities at our corporate headquarters. A total of 50 employees were relocated in 2003 as part of this initiative and the related relocation costs have been reported in income from continuing operations as incurred, including $682,000 in first quarter 2003.

Operating Loss

     We incurred an operating loss of $1.9 million in first quarter 2004 compared to an operating loss of $4.0 million in first quarter 2003. The decrease in the operating loss results primarily from a $13.9 million increase in total revenues, including increases in software licenses, maintenance services, and service revenues of 89%, 17% and 24%, respectively in first quarter 2004 compared to first quarter 2003. These increases were offset in part by a 6% increase in average full-time employees, annual salary increases, higher incentive compensation and health insurance benefit costs, higher commissions on the 89% increase in software license revenues, higher D&O insurance premiums, an increase in marketing costs, and a decrease in funded development activity. In addition, first quarter 2004 included a $2.8 million restructuring charge and adjustments to acquisition-related reserves, and first quarter 2003 included $682,000 in relocation costs to consolidate development and client support activities. First quarter 2003 also included a $509,000 benefit for the favorable resolution of certain customer and other disputes.

     Operating income in our Retail Enterprise Systems business segment increased $3.3 million, or 199%, to $5.0 million in first quarter 2004 from $1.7 million in first quarter 2003. An increase in total revenues and higher service margins in this business segment were offset in part by higher product development costs to support acquired products and migrate our current products to the .Net Platform, and higher sales and marketing costs, primarily as a result of higher commissions.

     We incurred an operating loss of $41,000 in our In-Store Systems business segment in first quarter 2003 compared to an operating loss of $398,000 million in first quarter 2003. An increase in total revenues and higher service margins in this business segment were offset in part by higher product development costs due to the acquisition of Timera, and higher sales and marketing costs, primarily as a result of higher commissions.

     Operating income in our Collaborative Solutions business segment increased $1.5 million, or 106%, to $3.0 million in first quarter 2004 from $1.4 million in first quarter 2003. An increase in total revenues, higher service margins, and a decrease in sales and marketing headcount in this business segment, was offset in part by an increased investment in product development to support acquired products and migrate our current products to the .Net Platform.

Provision for Income Taxes

     We recorded an income tax benefit of $741,000, or 63% of the reported loss before income taxes in the three months ended March 31, 2004 compared to an income tax benefit of $1.2 million, or 35% of the reported loss before income taxes in the three months ended March 31, 2003. The income tax benefit for the first quarter of 2004 includes a $329,000 tax refund from the settlement of Internal Revenue Service (“IRS”) audits of our 1998 and 1999 federal income tax returns, and an agreement with the IRS to allow the Company to take a research and development expense tax credit for most of the qualifying expenses originally reported in these returns. We subsequently settled an IRS audit of our 2000 and 2001 federal income tax returns in April 2004. As a result, we intend to amend prior filings which will result in increased utilization of our foreign tax credit carryover and an additional tax benefit in second quarter 2004. We currently estimate that the benefit realized will be approximately $500,000 to $700,000. The effective income tax rate for the first quarter of 2004, excluding the effect of the $329,000 one-time tax benefit, is 35%.

     The income tax provisions for both the first quarter of 2004 and 2003 take into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The income tax provisions for the first quarter of 2004 and 2003 do not include the tax benefits realized from the employee stock options exercised during these quarters of $48,000 and $9,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in capital.

Liquidity and Capital Resources

     Working capital at March 31, 2004 was $90.2 million, a decrease of $35.8 million from the $126.0 million reported at December 31, 2003. Cash, cash equivalents and marketable securities at March 31, 2004 were $80.8 million, a decrease of $33.9 million from the $114.7 million reported at December 31, 2003. The decrease in working capital, and our cash and marketable securities balances during first quarter 2004, resulted primarily from the purchase of our corporate office facility for $23.8 million, and the acquisition of Timera Retail Solutions for $13.6 million. Our net accounts receivable were $48.1 million, or 78 days sales outstanding (“DSOs”), compared to $40.2 million or 65 DSOs at December 31, 2003. The increases in accounts receivable and DSOs resulted primarily from the January 1, 2004 annual maintenance renewal billings, and a $2.7 million increase in balances outstanding greater than 90 days since December 31, 2003, primarily related to several large maintenance contracts that are under negotiation and for which the related revenue has been deferred. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including seasonality, shifts in customer buying patterns, the timing of annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.

     Operating activities provided cash of $6.8 million in first quarter 2004 and $6.4 million in first quarter 2003. The increase in cash provided from operating activities resulted primarily from (i) a 34% increase in total revenues that resulted in a $1.8 million smaller net loss in first quarter 2004 compared to first quarter 2003; (ii) a $2.8 million increase in accrued expenses and other liabilities in first quarter 2004 compared to a $8.8 million decrease in first quarter 2003 which resulted from a $12.0 million sequential decrease in total revenues during first quarter 2003 and lower accrued compensation and benefits; (iii) a $1.5 million smaller increase in prepaid expenses and other current assets; (iv) a $932,000 larger increase in deferred revenue, primarily deferred maintenance from a larger install base; and (v) a $1.0 million larger increase in accounts payable. These increases in cash flow were partially offset by a $7.0 million increase in accounts receivable in first quarter 2004 compared to a $9.8 decrease in first quarter 2003, due to the 34% increase in total revenues.

     Investing activities utilized cash of $40.1 million in first quarter 2004 and $9.0 million in first quarter 2003. Cash utilized by investing activities in first quarter 2004 includes $23.8 million in cash expended to purchase our corporate office facility, $13.6 million in cash expended to acquire Timera Retail Solutions, and $3.7 million in other capital expenditures. Cash utilized by investing activities in first quarter 2003 includes the net purchase of $6.0 million of marketable securities and $2.9 million in capital expenditures.

     Financing activities provided cash of $332,000 in first quarter 2004 and $1.5 million in first quarter 2003. The activity in both periods includes proceeds from the issuance of common stock under our stock option plans. Proceeds from the issuance of common stock under our stock option plans were $247,000 higher in first quarter 2004 as the average market price of our stock was higher in first quarter 2004 compared to first quarter 2003, which resulted in more options being exercised. We received $2.2 million in proceeds from the issuance of stock under our 1999 Employee Stock Purchase Plan (“1999 Purchase Plan”) in first quarter 2003. This source of cash did not recur in first quarter 2004 as we terminated the 1999 Purchase Plan in August 2003. The financing activities in first quarter 2003 also included the repurchase of 75,000 shares of our common stock for $757,000 under a stock repurchase program authorized by our Board of Directors.

     Changes in the currency exchange rates of our foreign operations had the effect of decreasing cash by $67,000 in first quarter 2004 and increasing cash $328,000 in first quarter 2003. The US Dollar continues to be weak against major foreign currencies including the Euro and the British Pound. We currently use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the short-term foreign currency exchange exposure associated with foreign currency denominated assets and liabilities which exist as part of our ongoing business operations. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under SFAS No. 133. Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income, net, offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables.

     We believe there are opportunities to grow our business through the acquisition of complementary and synergistic companies, products and technologies. We look for acquisitions that can be readily integrated and accretive to earnings, although we may pursue smaller non-accretive acquisitions that will shorten our time to market with new technologies. We are primarily interested in acquiring solutions that will increase the breadth of our JDA Portfolio offerings in the In-Store Systems and Collaborative Solutions business segments, and believe the general size of cash acquisitions we would currently consider are in the $5 million to $20 million range. Any material acquisition could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid. In addition, any material acquisitions of complementary or synergistic companies, products or technologies could require that we obtain additional equity financing. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to us and would not result in additional dilution to our stockholders.

     We believe our cash and cash equivalents, investments in marketable securities, and net cash provided from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months. A major component of our positive cash flow is the collection of accounts receivable. The collection of accounts receivable continues to be an area of focus and we have tightened up our credit authorization procedures. Further, we invest our excess cash in short-term, interest-bearing instruments that have a low risk of capital loss, such as U.S. government securities, commercial paper and corporate bonds, and money market securities. Commercial paper must be rated “1” by 2 of the 5 nationally recognized statistical rating organizations. Corporate bonds must be rated Aa2 or AA or better by Moody’s and S&P, respectively.

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

We license software under non-cancelable agreements and provide related services, including consulting, training and customer support. We recognize revenue in accordance with Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition, as amended and interpreted by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements, that provides further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenue in financial statements.

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

We do not have significant billing or collection problems. We review each past due account and provide specific reserves based upon the information we gather from various sources including our customers, subsequent cash receipts, consulting services project teams, members of each region’s management, and credit rating services such as Dun and Bradstreet. Although infrequent and unpredictable, from time to time certain of our customers have filed bankruptcy and we have been required to refund the pre-petition amounts collected and settle for less than the face value of their remaining receivable pursuant to a bankruptcy court order. In these situations, as soon as it becomes probable that the net realizable value of the receivable is impaired, we provide reserves on the receivable. In addition, we monitor economic conditions in the various geographic regions in which we operate to determine if general reserves or adjustments to our credit policy in a region are appropriate for deteriorating conditions that may impact the net realizable value of our receivables.

•	Intangible Assets. Our business combinations typically result in goodwill and other intangible assets, which affects the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets and the annual impairment tests require management to make estimates of future revenues, customer retention rates and other assumptions that affect our consolidated financial statements.

•	Product Development. The costs to develop new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. We consider technological feasibility to have occurred when all planning, designing, coding and testing have been completed according to design specifications. Once technological feasibility is established, any additional costs would be capitalized. We believe our current process for developing software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized

•	Income Taxes. Our income tax policy records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We follow specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.

•	Stock-Based Compensation. We do not record compensation expense for options granted to our employees as all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, we have not recorded compensation expense for shares issued under our employee stock purchase plan. We terminated our 1999 Purchase Plan in August 2003. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma disclosure on a quarterly and annual basis of net income (loss) and net income (loss) per common share for employee stock option grants made, and shares issued under our employee stock purchase plan, as if the fair-value method defined in SFAS No. 123 had been applied.

The following table presents pro forma disclosure of net income (loss) and basic and diluted earnings (loss) per share as if stock-based compensation expense had been recognized during the three months ended

March 31, 2004 and March 31, 2003. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting.

	Three Months ended March 31,
	2004	2003
Net loss — as reported	$(437)	$(2,238)
Less: stock-based compensation expense, net of related tax effects	(762)	(1,734)

Pro forma net loss	$(1,199)	$(3,972)
Basic loss per share — as reported	$(.02)	$(.08
Diluted loss per share — as reported	$(.02)	$(.08)
Basic loss per share — pro forma	$(.04)	$(.14)
Diluted loss per share — pro forma	$(.04)	$(.14)

•	Derivative Instruments and Hedging Activities. During fourth quarter 2003, we began using derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income, net, offset by the gains or losses resulting from the settlement of the underlying foreign denominated assets and liabilities.

Factors That May Affect Our Future Results or the Market Price of Our Stock

     We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2004 and for the three months then ended contained elsewhere in this Form 10-Q.

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

Our Quarterly Operating Results May Fluctuate Significantly, Which Could Adversely Affect the Price of Our Stock.

     Our quarterly operating results have varied and are expected to continue to vary in the future. If our quarterly operating results fail to meet management’s or analysts’ expectations, the price of our stock could decline. Many factors may cause these fluctuations, including:

•	Demand for our software products and services, including the size and timing of individual contracts and our ability to recognize revenue with respect to contracts signed in the quarter, particularly with respect to our significant customers;

•	Changes in the length of our sales cycle;

•	Competitive pricing pressures and the competitive success or failure on significant transactions;

•	Customer order deferrals resulting from the anticipation of new products, economic uncertainty, disappointing operating results by the customer, or otherwise;

•	The timing of new software product and technology introductions and enhancements to our software products or those of our competitors, and market acceptance of our new software products and technology;

•	Changes in our operating expenses;

•	Changes in the mix of domestic and international revenues, or expansion or contraction of international operations;

•	Our ability to complete fixed price consulting contracts within budget;

•	Foreign currency exchange rate fluctuations;

•	Operational issues resulting from corporate reorganizations; and

•	Lower-than-anticipated utilization in our consulting services group as a result of reduced levels of software sales, reduced implementation times for our products, changes in the mix of demand for our software products, or other reasons.

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

Our Gross Margins May Vary Significantly or Decline.

     Because the gross margins on product revenues (software licenses and maintenance services) are significantly greater than the gross margins on consulting services revenue, our combined gross margin has fluctuated from quarter to quarter and it may continue to fluctuate significantly based on revenue mix. Demand for the implementation of products with longer implementation timeframes, specifically Merchandise Management Systems and In-Store Systems, remains depressed. We believe that demand has shifted to products that have a higher short term ROI and lower total costs ownership with less disruption to the underlying business of our customers. As a result, most of our implementations are for our Strategic Merchandise Management Solutions that have shorter implementation timeframes. The decline in software sales of Merchandise Management Systems and In-Store Systems is having a corollary negative impact on our service revenues as consulting services revenue typically lags the performance of software revenues by as much as one year. In addition, our gross margins on consulting services revenue vary significantly with the rates at which we utilize our consulting personnel, and as a result, our overall gross margins will be adversely affected when there is not enough work to keep our consultants busy. We may face some constraints on our ability to adjust consulting service headcount and expense to meet demand, due in part to our need to retain consulting personnel with sufficient skill sets to implement and maintain our full set of products.

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

We May Not Be Able to Reduce Expense Levels If Our Revenues Decline.

     Our expense levels are based on our expectations of future revenues. Since software license sales are typically accompanied by a significant amount of consulting and maintenance services, the size of our services organization must be managed to meet our anticipated software license revenues. We have also made a strategic decision to make a significant investment in new product development. As a result, we hire and train service personnel and incur research and development costs in advance of anticipated software license revenues. If software license revenues fall short of our expectations, or if we are unable to fully utilize our service personnel, our operating results are likely to decline because a significant portion of our expenses cannot be quickly reduced to respond to any unexpected revenue shortfall.

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

     Certain of our software products, including Customer Ordering, Store Portal, Portfolio Point of Sales, Portfolio Workforce Management, and certain modules of Portfolio CRM and Intellect, have been commercially released within the last two years. Other modules of Portfolio CRM and Intellect are still in beta or under development. In addition, we have only recently announced our intentions to develop or acquire a series of business-to-business e-commerce solutions, including products in furtherance of our pursuit of the market for Collaborative Solutions. The markets for these products are new and evolving, and we believe that retailers and their suppliers may be cautious in adopting web-based and other new technologies. Consequently, we cannot predict the growth rate, if any, and size of the markets for our e-commerce products or that these markets will continue to develop. Potential and existing customers may find it difficult, or be unable, to successfully implement our e-commerce products, or may not purchase our products for a variety of reasons, including their inability or unwillingness to deploy sufficient internal personnel and computing resources for a successful implementation. In addition, we must overcome significant obstacles to successfully market our newer products, including limited experience of our sales and consulting personnel. If the markets for our newer products fail to develop, develop more slowly or differently than expected or become saturated with competitors, or if our products are not accepted in the marketplace or are technically flawed, our business, operating results and financial condition will decline.

We Are Investing Heavily in Re-Writing Many of Our Products for the Microsoft ..Net Platform.

     We are developing a series of enhancements to the JDA Portfolio products, based upon the Microsoft .Net technology platform (“.Net Platform”), that we believe will position us uniquely in the retail and collaborative solutions markets. Our goals are to ensure that our solutions offer: (i) increased ease of use, (ii) increased integration of business processes, (iii) reduced cost of ownership, (iv) faster implementation, and (v) faster return on investment. We believe our next generation technology will enhance our competitive position since we will be able to offer significant features and functionality using an advanced technology platform. We released Portfolio 2004, a fully synchronized, integrated release of all our existing products, in first quarter 2004. Portfolio 2004 included our first .Net Platform application, Portfolio Registry. Our goal is to begin delivering the next applications on the .Net Platform in fourth quarter 2004, starting with Portfolio Replenishment by E3, followed by Portfolio Enterprise Planning by Arthur, the first components of our Revenue Management solutions, and certain of our Intellect applications. This is a significant investment by the Company as we are building our next generation of products, while at the same time, we continue development efforts on our existing products and complete the integration of acquired products. We also plan to develop new products as well as shared code components using the         .Net Platform. The risks of our commitment to the .Net Platform include, but are not limited to, the following:

•	The possibility that it may be more difficult than we currently anticipate to develop our products for the .Net Platform, and we could incur costs in excess of our projections to complete the planned transition of our product suite;

•	The possibility that prospective customers will refrain from purchasing the current versions of products to be re-written because they are waiting for the .Net Platform versions;

•	The possibility that our .Net Platform beta customers will not become favorable reference sites;

•	Adequate scalability of the .Net Platform for our largest customers;

•	The possibility we may not complete the transition to the .Net Platform in the time frame we currently expect;

•	The ability of our development staff to learn how to efficiently and effectively develop products using the .Net Platform;

•	Our ability to transition our customer base onto the .Net Platform when it is available;

•	Microsoft’s ability to achieve market acceptance of the .Net platform; and

•	Microsoft’s continued commitment to enhancing and marketing the .Net platform.

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

There Are Many Risks Associated with International Operations.

     Our international revenues represented 41% of total revenues in the three months ended March 31, 2004 as compared to 44% and 43% in the years ended December 31, 2003 and 2002, respectively. If our international operations grow, we must recruit and hire a number of new consulting, sales and marketing and support personnel in the countries in which we have or will establish offices. Our entry into new international markets typically requires the establishment of new marketing and distribution channels as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. The opening of our new offices typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. If we are less successful in a new market than we expect, we may not be able to realize an adequate return on our initial investment and our operating results could suffer. If we have to downsize certain international operations, the costs to do so are typically much higher than downsizing costs in the United States, particularly in Europe. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, that we will be successful at hiring, training or retaining such personnel, or that we can expand or contract our international operations in a timely, cost effective manner.

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

     Our Retail Enterprise Systems compete primarily with internally developed systems and other third-party developers such as AC Nielsen Corporation, Aldata Solutions, Alphameric PLC (formerly Compass Software Group PLC), Connect3 Systems, Inc., Island Pacific, Inc. (formerly SVI Holdings, Inc.), Marketmax, Inc. (recently acquired by SAS), Micro Strategies Incorporated, Evant, Inc. (formerly Nonstop Solutions), Lawson Software, NSB Retail Systems PLC, Retek, Inc., and SAP AG. In addition, new competitors may enter our markets and offer merchandise management systems that target the retail industry.

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

     A few of our existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and other resources than we do, which could provide them with a significant competitive advantage over us. For example, we have recently encountered competitive situations with SAP AG where, in order to expedite their entrance into our markets and to encourage customers to purchase licenses of its non-retail applications, SAP AG has offered to license at no charge certain of its retail software applications that compete with the JDA Portfolio products. In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the retail supply chain market. We cannot guarantee that we will be able to compete successfully against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.

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

     There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that in the future third parties may claim that our current or potential future software solutions or we infringe on their intellectual property. We expect that software product developers and providers of e-commerce products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlap. Moreover, as software patents become more common, the likelihood increases that a patent holder will bring an infringement action against us, or against our customers, to whom we have indemnification obligations. In addition, we may find it necessary to initiate claims or litigation against third parties for infringement of our proprietary rights or to protect our trade secrets. Since we resell hardware, we may also become subject to claims from third parties that the hardware, or the combination of hardware and software, infringe their intellectual property. Although we may disclaim certain intellectual property representations to our customers, these disclaimers may not be sufficient to fully protect us against such claims. We may be more vulnerable to patent claims since we do not have any patents that we can assert defensively against a patent infringement claim. Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or license agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect on our business, operating results and financial condition.

If We Lose Access to Critical Third-Party Software or Technology, Our Costs Could Increase And The Introduction of New Products And Product Enhancements Could be Delayed, Potentially Hurting Our Competitive Position.

     We license and integrate technology from third parties in certain of our software products. For example, we license the Uniface client/server application development technology from Compuware, Inc. for use in PMM, certain applications from Silvon Software, Inc. for use in IDEAS, IBM’s Net.commerce merchant server software for use in Customer Ordering, and the Syncsort application for use in Portfolio Planning by Arthur. These third party licenses generally require us to pay royalties and fulfill confidentiality obligations. If we are unable to continue to license any of this third party software, or if the third party licensors do not adequately maintain or update their products, we would face delays in the releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our software products. These delays, if they occur, could harm our business, operating results and financial condition. It is also possible that intellectual property acquired from third parties through acquisitions, mergers, licenses or otherwise may not have been adequately protected.

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

•	We may have difficulty assimilating the operations and personnel of the acquired company;

•	The challenge to integrate new products and technologies into our sales and marketing process, particularly in the case of smaller acquisitions;

•	We may have difficulty effectively integrating the acquired technologies or products with our current products and technologies;

•	Our ongoing business may be disrupted by transition and integration issues;

•	We may not be able to retain key technical and managerial personnel from the acquired business;

•	We may be unable to achieve the financial and strategic goals for the acquired and combined businesses;

•	We may have difficulty in maintaining controls, procedures and policies during the transition and integration;

•	Our relationships with partner companies or third-party providers of technology or products could be adversely affected;

•	Our relationships with employees and customers could be impaired;

•	Our due diligence process may fail to identify significant issues with product quality, product architecture, legal contingencies, and product development, among other things;

•	We may be subject to as a successor, certain liabilities of our acquisition targets; and

•	We may be required to sustain significant exit charges if products acquired in business combinations are unsuccessful.

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

     Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 41% of total revenues in the three months ended March 31, 2004, as compared to 44% and 43% in the years ended December 31, 2003 and 2002, respectively. In addition, the identifiable net assets of our foreign operations totaled 20% of consolidated net assets at March 31, 2004 and December 31, 2003. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting unrealized foreign currency exchange gains of $1.3 million in the three months ended March 31, 2004 and $224,000 in the three months ended March 31, 2003.

     Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net working capital as of March 31, 2004 to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the March 31, 2004 rates would result in a currency translation loss of $1.5 million before tax. We use derivative financial instruments to manage this risk.

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

     At March 31, 2004, we had forward exchange contracts with a notional value of $7.6 million and an associated net forward contract liability of $40,000, which is included in accrued expenses and other liabilities. At December 31, 2003, we had forward exchange contracts with a notional value of $10.3 million and an associated net forward contract liability of $147,000. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. Gains and losses resulting from foreign currency transactions were not significant in the three months ended March 31, 2004 or the year ended December 31, 2003.

     Interest rates. We invest our cash in a variety of financial instruments, including bank time deposits and variable and fixed rate obligations of the U.S. Government and its agencies, states, municipalities, commercial paper and corporate bonds. These investments are denominated in U.S. dollars. We classify all of our investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on our investments is reflected in our financial statements under the caption “Other income, net.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have suffered a decline in market value due to a change in interest rates. We hold our investment securities for purposes other than trading. The fair value of securities held at March 31, 2004 was $36.4 million, which is approximately the same as amortized cost, with interest rates generally ranging between 1% and 2%.

Item 4: Controls and Procedures

     During and subsequent to the reporting period, and under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that were in effect at the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on March 31, 2004 were effective to ensure that information required to be disclosed in our reports to be filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting, or to our knowledge, in other factors that could significantly affect these controls subsequent to March 31, 2004. While we have not identified any material weakness or condition in our disclosure controls and procedures that would cause us to consider them ineffective for their intended purpose, we nevertheless have identified certain deficiencies in our manual accounting procedures related to the consolidation of our financial position that resulted in immaterial, inappropriate classifications of the foreign currency translation adjustment in certain of our consolidated balance sheets. We have dedicated resources to correct this issue and have implemented the necessary corrections. These deficiencies did not have a material impact on the quality or accuracy of our financial statements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We are involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not currently believe that the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Not applicable

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5. Other Information

     Not applicable

Item 6. Exhibits and Reports on Form 8-K:

(a)	Exhibits: See Exhibit Index

(b)	Reports on Form 8-K

We filed a Form 8-K dated January 6, 2004 with the Securities and Exchange Commission on January 6, 2004 to furnish a copy of our January 6, 2004 press release announcing certain of our preliminary financial results for the quarter ended December 31, 2003.

We filed a Form 8-K dated January 20, 2004 with the Securities and Exchange Commission on January 20, 2004 to furnish a copy of our January 20, 2004 press release announcing final financial results for the quarter ended December 31, 2003. In addition, the Form 8-K included a discussion of the non-GAAP financial measures of operating income, operating income as a percentage of revenue, and earnings per share provided in the January 20, 2004 press release.

We filed a Form 8-K and a Form 8-K/A dated April 19, 2004 with the Securities and Exchange Commission on April 19, 2004 to furnish a copy of our April 19, 2004 press release announcing financial results for the quarter ended March 31, 2004. In addition, the Form 8-K included a discussion of the non-GAAP financial measures of operating income, operating income as a percentage of revenue, and earnings per share provided in the April 19, 2004 press release.

This information provided in these reports on Form 8-K and the Exhibits attached thereto was furnished under “Item 12. Disclosure of Results of Operations and Financial Condition.” The information shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall these reports be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, except as expressly set forth by specific reference in such filing.

JDA SOFTWARE GROUP, INC.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDA SOFTWARE GROUP, INC.
Dated: May 10, 2004	By:	/s/ Kristen L. Magnuson
Kristen L. Magnuson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #	Description of Document
2.1**	— Asset Purchase Agreement dated as of June 4, 1998, by and among JDA Software Group, Inc., JDA Software, Inc. and Comshare, Incorporated.

2.2##	— Asset Purchase Agreement dated as of February 24, 2000, by and among JDA Software Group, Inc., Pricer AB, and Intactix International, Inc.

2.3###	— Agreement and Plan of Reorganization dated as of September 7, 2001, by and among JDA Software Group, Inc., E3 Acquisition Corp., E3 Corporation and certain shareholders of E3 Corporation.

3.1####	— Third Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated July 23, 2002.

3.2***	— First Amended and Restated Bylaws.

4.1*	— Specimen Common Stock certificate.

10.1*(1)	— Form of Indemnification Agreement.

10.2*(1)	— 1995 Stock Option Plan, as amended, and form of agreement thereunder.

10.3sss (1)	— 1996 Stock Option Plan, as amended on March 28, 2003.

10.4*(1)	— 1996 Outside Directors Stock Option Plan and forms of agreement thereunder.

10.5sss (1)	— Executive Employment Agreement between James D. Armstrong and JDA Software Group, Inc. dated July 23, 2002, together with Amendment No. 1 effective August 1, 2003.

10.6sss (1)	— Executive Employment Agreement between Hamish N. Brewer and JDA Software Group, Inc. dated January 22, 2003, together with Amendment No. 1 effective August 1, 2003.

10.7 (1)####	— Executive Employment Agreement between Kristen L. Magnuson and JDA Software Group, Inc. dated July 23, 2002.

10.8sss (1)	— 1998 Nonstatutory Stock Option Plan, as amended on March 28, 2003.

10.9#(1)	— 1998 Employee Stock Purchase Plan.

10.10†	— 1999 Employee Stock Purchase Plan.

10.11††††	— Lease Agreement between Opus West Corporation and JDA Software Group, Inc. dated April 30, 1998, together with First Amendment dated June 30, 1998, Second Amendment dated November 23, 1998, revised and restated Third Amendment dated October 20, 1999, Fourth Amendment dated May 30, 2001, Fifth Amendment dated May 31, 2001, Sixth Amendment dated August 2001, Seventh Amendment dated June 30 2003, and Letter Agreement dated June 30, 2003.

10.12**	— Software License Agreement dated as of June 4, 1998 by and between Comshare, Incorporated and JDA Software, Inc.

10.13sss	— Purchase Agreement between Opus Real Estate Arizona II, L.L.C. and JDA Software Group, Inc. dated February 5, 2004.

10.14sss (2)	— Value-Added Reseller License Agreement for Uniface Software between Compuware Corporation and JDA Software Group, Inc. dated April 1, 2000, together with Product Schedule No. One dated June 23, 2000, Product Schedule No. Two dated September 28, 2001, and Amendment to Product Schedule No. Two dated December 23, 2003.

10.15sss (1)	— JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 2004.

10.16 (1)	— Non-Plan Stock Option Agreement between JDA Software Group, Inc. and William C. Keiper, dated March 4, 1999.

10.17***(1)	— Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and Kristen L. Magnuson, amending certain stock options granted to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on September 11, 1997 and January 27, 1998.

Exhibit #	Description of Document
10.18††(1)	— Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the From of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement).

10.19†††(1)	— Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.20s(1)(3)	— Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.21s (1)(3)	— Form of Nonstatutory Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.22s (1) (4)	— Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1995 Stock Option Plan

10.23s (1)(5)	— Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan

10.24s (1)(6)	— Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan

10.25ss	— Secured Loan Agreement between JDA Software Group, Inc. and Silvon Software, Inc. dated May 8, 2001, together with Secured Promissory Note and Security Agreement.

31.1	— Rule 13a-14(a) Certification of Chief Executive Officer

31.2	— Rule 13a-14(a) Certification of Chief Financial Officer

32.1	— Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

**	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1998, as filed on June 19, 1998.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.

†	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, as filed on August 19, 1999.

††	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998.

†††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed on November 13, 1998.

††††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, as filed on August 13, 2003.

#	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, as filed on March 31, 1998.

##	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2000, as filed on March 1, 2000.

###	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2001, as filed on September 21, 2001.

####	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 12, 2002.

s	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.

ss	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, as filed on August 14, 2001.

sss	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004.

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(2)	Confidential treatment has been granted as to part of this exhibit.

(3)	Applies to James D. Armstrong.

(4)	Applies to Hamish N. Brewer and Gregory L. Morrison.

(5)	Applies to Hamish N. Brewer, Peter J. Charness, Scott D. Hines, Gregory L. Morrison and David J. Tidmarsh.

(6)	Applies to Senior Executive Officers with the exception of James D. Armstrong and Kristen L. Magnuson.