Form 10-Q
period 2004-06-30
JDA SOFTWARE GROUP INC
filed 2004-08-06
CIK 1006892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 29,061,056 as of August 2, 2004.

JDA SOFTWARE GROUP, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

JDA SOFTWARE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$61,477	$77,464
Marketable securities	25,128	37,266

Total cash, cash equivalents and marketable securities	86,605	114,730
Accounts receivable, net	36,803	40,162
Income tax receivable	2,938	2,447
Deferred tax asset	4,597	4,863
Prepaid expenses and other current assets	12,251	11,768
Promissory note receivable	2,777	2,911

Total current assets	145,971	176,881
Property and Equipment, net	46,969	21,944
Goodwill	69,668	62,397
Other Intangibles, net	57,081	55,640
Deferred Tax Asset	4,894	3,763

Total assets	$324,583	$320,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,099	$2,568
Accrued expenses and other liabilities	18,548	23,034
Deferred revenue	30,662	25,234

Total current liabilities	53,309	50,836
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized, 50,000,000 shares; issued 29,473,608 and 29,429,747 shares, respectively	295	294
Additional paid-in capital	247,261	246,716
Retained earnings	30,170	30,003
Accumulated other comprehensive loss	(1,900)	(2,672)

	275,826	274,341
Less treasury stock, at cost, 414,702 shares	(4,552)	(4,552)

Total stockholders’ equity	271,274	269,789

Total liabilities and stockholders’ equity	$324,583	$320,625

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUES:
Software licenses	$14,085	$15,529	$28,664	$23,232
Maintenance services	19,819	17,258	39,126	33,702

Product revenues	33,904	32,787	67,790	56,934
Consulting services	18,523	18,357	38,537	33,958
Reimbursed expenses	1,656	1,821	2,935	3,328

Service revenues	20,179	20,178	41,472	37,286
Total revenues	54,083	52,965	109,262	94,220

COST OF REVENUES:
Cost of software licenses	736	182	1,428	423
Amortization of acquired software technology	1,299	1,101	2,560	2,170
Cost of maintenance services	4,865	4,372	9,833	8,288

Cost of product revenues	6,900	5,655	13,821	10,881
Cost of consulting services	13,691	14,119	28,036	28,179
Reimbursed expenses	1,656	1,821	2,935	3,328

Cost of service revenues	15,347	15,940	30,971	31,507
Total cost of revenues	22,247	21,595	44,792	42,388

GROSS PROFIT	31,836	31,370	64,470	51,832
OPERATING EXPENSES:
Product development	13,412	12,608	27,182	22,788
Sales and marketing	11,752	10,217	22,660	17,784
General and administrative	6,270	6,267	12,487	11,576
Amortization of intangibles	849	732	1,690	1,444
Restructuring charge and adjustments to acquisition-related reserves	—	—	2,824	—
Relocation costs to consolidate development and client support activities	—	578	—	1,260
Gain on sale of office facility	—	(639)	—	(639)

Total operating expenses	32,283	29,763	66,843	54,213

OPERATING INCOME (LOSS)	(447)	1,607	(2,373)	(2,381)
Other income, net	222	379	970	924

INCOME (LOSS) BEFORE INCOME TAXES	(225)	1,986	(1,403)	(1,457)
Income tax provision (benefit)	(829)	695	(1,570)	(510)

NET INCOME (LOSS)	$604	$1,291	$167	$(947)

BASIC EARNINGS (LOSS) PER SHARE	$.02	$.05	$.01	$(.03)

DILUTED EARNINGS (LOSS) PER SHARE	$.02	$.05	$.01	$(.03)

SHARES USED TO COMPUTE:
Basic earnings (loss) per share	29,053	28,506	29,045	28,479

Diluted earnings (loss) per share	29,518	28,659	29,634	28,479

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
NET INCOME (LOSS)	$604	$1,291	$167	$(947)
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding gain (loss) on marketable securities available for sale, net	(25)	(10)	(29)	(32)
Foreign currency translation income (loss)	(456)	496	801	720

COMPREHENSIVE INCOME (LOSS)	$123	$1,777	$939	$(259)

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months
	Ended June 30,
	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$167	$(947)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,817	8,235
Provision for doubtful accounts	250	250
Tax benefit – stock options and employee stock purchase plan	59	33
Gain on sale of office facility	—	(639)
Deferred income taxes	(173)	(1,817)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	4,258	13,824
Income tax receivable	(443)	2,400
Prepaid expenses and other current assets	(41)	(938)
Accounts payable	1,681	266
Accrued expenses and other liabilities	(3,858)	(5,875)
Deferred revenue	4,328	3,203

Net cash provided by operating activities	15,045	17,995

INVESTING ACTIVITIES:
Purchase of marketable securities	(19,233)	(20,564)
Sales of marketable securities	1,504	100
Maturities of marketable securities	29,838	22,480
Purchase of Timera Retail Solutions	(13,574)	—
Purchase of Vista Software Solutions, Inc.	—	(4,006)
Payment of direct costs related to the acquisition of E3 Corporation	(196)	(532)
Payments received on promissory note receivable	134	69
Purchase of corporate office facility	(23,767)	—
Purchase of property and equipment	(5,754)	(5,551)
Proceeds from disposal of property and equipment	171	1,731

Net cash used in investing activities	(30,877)	(6,273)

FINANCING ACTIVITIES:
Issuance of common stock — stock option plan	491	320
Issuance of common stock — employee stock purchase plan	—	2,172
Purchase of treasury stock	—	(757)
Payments on capital lease obligations	(69)	(117)

Net cash provided by financing activities	422	1,618

Effect of exchange rates on cash	(577)	1,200

Net increase (decrease) in cash and cash equivalents	(15,987)	14,540

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	77,464	71,065

CASH AND CASH EQUIVALENTS, END OF PERIOD	$61,477	$85,605

JDA SOFTWARE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months
	Ended June 30,
	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$1,857	$957

Cash received for:
Income tax refunds	$2,814	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of Timera Retail Solutions:
Fair value of current assets acquired	$(1,205)
Fair value of fixed assets acquired	(250)
Goodwill	(7,963)
Software technology	(4,600)
Customer lists	(1,100)
Fair value of deferred revenue acquired	1,487

Total acquisition cost of Timera Retail Solutions	(13,631)
Reserves for direct costs related to the acquisition	57

Total cash expended to acquire Timera Retail Solutions	$(13,574)

Acquisition of Vista Software Solutions, Inc.:
Fair value of current assets acquired		$(662)
Software technology		(1,100)
Customer lists		(1,110)
Other intangible assets		(80)
Goodwill		(2,290)
Fair value of deferred revenue acquired		681

Total acquisition cost of Vista Software Solutions, Inc.		(4,561)
Reserves for direct costs related to the acquisition		555

Total cash expended to acquire Vista Software Solutions, Inc.		$(4,006)

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of JDA Software Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

     Certain reclassifications have been made to the June 30, 2003 interim financial statements in order to conform to the June 30, 2004 presentation.

2. Pending Acquisition of QRS Corporation

     On June 17, 2004, we signed a definitive agreement to acquire QRS Corporation (“QRS”), a leading provider of collaborative commerce solutions with approximately 9,800 retail and manufacturing customers. By combining the two companies, we merge one of the world’s leading trade and product information networks with the existing JDA Portfolio suite of products, significantly enhancing our position in the global field of demand chain solutions providers and positioning ourselves to capitalize on product information and global data synchronization opportunities. Under the terms of the merger agreement, QRS stockholders will receive .5 shares of JDA common stock for each share of outstanding QRS common stock and will own approximately 22% of the outstanding capital stock of the combined company. Completion of the proposed merger, which is expected to close in the third or fourth quarter of 2004, is subject to the approval of JDA and QRS stockholders and other regulatory and customary conditions. There can be no assurance that the merger will be consummated. In the event that the merger agreement is terminated under certain circumstances, QRS will be required to pay us a termination fee of $3.75 million. Risks associated with this pending merger, whether it is consummated or not, appear in Exhibit 99.1 to this quarterly report on Form 10-Q.

     Subsequent to entering into the merger agreement with JDA, QRS’ Board of Directors received four non-binding unsolicited proposals to acquire all the outstanding shares of QRS common stock in exchange for cash, each subject to satisfactory completion of due diligence and execution of definitive documentation. After receipt of the proposals, QRS’ Board of Directors determined that engaging in discussions with each of the potential acquirers was in compliance with the terms of the merger agreement between JDA and QRS, and QRS has initiated discussions with each of the potential acquirers. One of the potential acquirers has subsequently withdrawn its proposal. We cannot predict what the outcome of QRS’ continuing discussions with the other two potential acquirers will be, or if QRS will exercise its right to terminate our merger agreement, upon payment of the $3.75 million termination fee, to accept a superior proposal.

     We intend to account for the merger as a purchase in accordance with generally accepted accounting principles, and we believe the transaction will result in a purchase price in excess of the fair value of net tangible and non-goodwill intangible assets acquired (goodwill). This number is expected to be approximately $45 million based on the average closing market price of JDA common stock for two days before (June 15, 2004 and June 16, 2004) and two days after (June 17, 2004 and June 18, 2004) the announcement of the execution of the merger agreement and the preliminary, estimated fair value of the net assets. The final purchase price and value of the net assets will be determined upon the completion of the merger. The allocation of the purchase price among net assets acquired, developed software, customer relationship intangibles, a non-compete agreement and goodwill will be determined by management with information from a number of sources, including independent appraisers. Amortizable intangible assets arising from the merger, currently estimated at $29 million, will generally be amortized over useful lives ranging from one-and-half years to 10 years, resulting in an estimated accounting charge for amortization attributable to these items of approximately $6 million on an annual basis. Goodwill resulting from the business combination will not be amortized but instead will be tested for impairment at least annually, or more frequently if there are indicators of impairment. We do not currently expect to record any in-process research and development in the merger.

     If our stock price, or the final valuation of the intangible assets change, the allocation of the purchase price and the amounts allocated to intangible assets with finite lives may increase significantly, which could result in a material increase in amortization of intangible assets.

     Upon completion of the proposed merger, QRS’ deferred revenue will be adjusted to reflect the estimated fair value of our legal performance obligations under QRS’ support contracts and to eliminate historical amounts of QRS’ deferred revenue that do not represent a legal performance obligation to the combined company. The current estimate of the fair value of our legal performance obligations under QRS’ support contracts is approximately $2.6 million, which approximates the carrying value at March 31, 2004.

     On July 26, 2004, we filed a Registration Statement on Form S-4 with the SEC which covers the shares to be issued in this merger. Following the SEC’s review of the Registration Statement, the joint proxy statement/prospectus included therein will be sent to JDA and QRS stockholders in connection with separate stockholder meetings to be held for the purpose of approving the merger.

3. Acquisition of Timera Retail Solutions

     On January 29, 2004, we acquired the intellectual property and certain other assets of Timera Retail Solutions (“Timera”), for a total cost of $13.6 million, which includes the purchase price of $13.0 million plus $600,000 in direct costs of the acquisition. Timera is a provider of integrated workforce management solutions for the retail and consumer goods industry. Timera’s Enterprise Workforce Management product suite expands our JDA Portfolio and complements our existing In-Store Systems with web-based functionality for labor scheduling and budgeting, time and attendance, demand forecasting, labor tracking, and other key processes for proactive store level labor management. The acquisition was accounted for as a purchase, and accordingly, the operating results of Timera have been included in our consolidated financial statements from the date of acquisition. In connection with the Timera acquisition, we extended employment offers to 51 former Timera employees, approximately two-thirds of which are in product development, and recorded $8.0 million of goodwill in our In-Store Systems reporting unit, $4.6 million in software technology, and $1.1 million for customer lists. Pro forma operating results have not been presented as the acquisition is not material to our consolidated financial statements. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Fair value of current assets acquired	$1,205
Fair value of fixed assets acquired	250
Goodwill	7,963
Software technology	4,600
Customer lists	1,100
Fair value of deferred revenue acquired	(1,487)

Total acquisition cost of Timera Retail Solutions	13,631
Accruals for direct costs related to the acquisition	(57)

Total cash expended to acquire Timera Retail Solutions	$13,574

4. Derivative Instruments and Hedging Activities

     During fourth quarter 2003, we began using derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days and are not designated as hedging instruments under Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income, net, offset by the gains or losses resulting from the settlement of the underlying foreign denominated assets and liabilities.

     At June 30, 2004, we had forward exchange contracts with a notional value of $8.4 million and an associated net forward contract receivable of $87,000, which is included in prepaid expenses and other current assets. At December 31, 2003, we had forward exchange contracts with a notional value of $10.3 million and an associated net forward contract liability of $147,000, which is included in accrued expenses and other liabilities. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded a foreign currency exchange loss of $68,000 in the three months ended June 30, 2004, as compared to a foreign currency exchange gain of $41,000 in the three months ended June 30, 2003. We recorded foreign currency exchange gains of $145,000 and $570,000 in the six months ended June 30, 2004 and 2003, respectively.

5. Promissory Note Receivable

     In May 2001, we entered into a secured promissory note agreement with Silvon Software, Inc. (“Silvon”) under which we agreed to loan Silvon $3.5 million. We license certain applications from Silvon for use in our IDEAS product. The loan is collateralized by a first priority security interest in all of Silvon’s intellectual property and a subordinated security interest in Silvon’s accounts receivable and all other assets. The promissory note bears interest at prime plus 1.5 percentage points, which is payable monthly. The agreement provides for periodic payments towards the principal balance through the retention of a portion of the royalties we owe Silvon from sales of the IDEAS product, with any remaining accrued and unpaid interest and principal due and payable on May 8, 2004.

     On May 7, 2004, Silvon notified the Company that it would not make the May 8, 2004 payment due under the note and had filed an arbitration claim. We have subsequently filed a counterclaim for the remaining balance on the note. Silvon has represented to us during our continuing discussions that they are attempting to secure alternative financing on the note. No adjustments have been made to the carrying amount of the note as we believe the value of the underlying collateral is sufficient to recover the remaining balance on the note if we are required to exercise our legal remedies.

6. Purchase of Corporate Office Facility

     We purchased our corporate office facility in Scottsdale, Arizona on February 5, 2004 for $23.8 million in cash. The purchase includes the corporate office building, a new two-story parking garage, and approximately 8.8 acres of land upon which these structures are located.

     7. Goodwill and Other Intangibles, net

     Goodwill and other intangible assets consist of the following:

	June 30, 2004		December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Goodwill	$69,668	$—	$62,397	$—

Other intangibles:
Amortized intangible assets
Customer Lists	40,698	(10,654)	39,598	(8,964)
Software technology	39,660	(16,314)	35,060	(13,754)
Unamortized intangible assets
Trademarks	3,691	—	3,700	—

	84,049	(26,968)	78,358	(22,718)

	$153,717	$(26,968)	$140,755	$(22,718)

     We recorded $8.3 million of goodwill in connection with our acquisition of Timera on January 29, 2004 (see Note 3). We subsequently reduced this goodwill balance by $369,000 in the second quarter 2004 as a result of certain adjustments made to the fair value of the deferred revenue acquired in the transaction. In addition, we reduced goodwill by $692,000 in the three months ended June 30, 2004 for the settlement of certain tax positions taken by the company in connection with our acquisition of E3 Corporation (“E3”) in September 2001. This adjustment increased the deferred tax asset recorded in the acquisition of E3 to the revised tax basis of pre-decisional investigatory expenses, foreign affiliate review, and costs allocated to the assets acquired. We found no indication of impairment of our goodwill balances during the six months ended June 30, 2004 and, absent future indicators of impairment, the next annual impairment test will be performed in fourth quarter 2004. As of June 30, 2004, goodwill has been allocated to our reporting units as follows: $42.1 million to Retail Enterprise Systems, $9.3 million to In-Store Systems, and $18.3 million to Collaborative Solutions.

     The estimated useful lives of our customer lists range from 5 to 13 years. The estimated economic lives of our software technology range from 5 to 15 years. Amortization expense for the three and six month periods ended June 30, 2004 was $2.1 and $4.2 million, respectively. Amortization expense for the three and six month periods ended June 30, 2003 was $1.8 million and $3.6 million, respectively. These figures are shown as separate line items in the consolidated statements of income within cost of revenues and operating expenses. We expect amortization expense for the next five years to be as follows:

2004	$8,544
2005	$8,340
2006	$8,153
2007	$7,031
2008	$5,854

8. Earnings (Loss) per Share

     Earnings (loss) per share for the three and six months ended June 30, 2004 and 2003 is calculated as follows:

	Three Months		Six Months Ended
	Ended June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$604	$1,291	$167	$(947)
Shares – Basic earnings (loss) per share	29,053	28,506	29,045	28,479
Dilutive common stock equivalents	465	153	589	—

Shares – Diluted earnings (loss) per share	29,518	28,659	29,634	28,479

Basic earnings (loss) per share	$.02	$.05	$.01	$(.03)

Diluted earnings (loss) per share	$.02	$.05	$.01	$(.03)

     No common stock equivalents were included in the calculation of diluted loss per share for the six months ended June 30, 2003 as such common stock equivalents would be anti-dilutive.

9. 2004 Restructuring Charge

     We recorded a $2.7 million restructuring charge in first quarter 2004 for one-time termination benefits related to a workforce reduction of 47 full-time employees (“FTE”), primarily in sales (15 FTE) and consulting services (18 FTE) functions in the Americas, Europe and Asia/Pacific, and for closure costs of certain offices in the Americas and Europe that were either under performing or under utilized and used primarily by consulting services personnel. All workforce reductions and office closures associated with this charge were made on or before March 31, 2004. During second quarter 2004, we reduced the severance reserves by $31,000 to reflect our revised estimate of the reserve requirements in Europe.

     A summary of the 2004 restructuring and office closure charges included in accrued expenses and other liabilities is as follows:

			Loss on		Foreign
	Initial	Cash	disposal	Adjustments to	Exchange	Balance at
Description of the charge	Reserve	Charges	of assets	Reserve	Adjustment	June 30, 2004
Severance, benefits and legal costs	$1,789	$(1,679)	$—	$(31)	$(6)	$73
Office closure costs	899	(257)	(62)	—	(14)	566

Total	$2,688	$(1,936)	$(62)	$(31)	$(20)	$639

     The remaining balance for severance, benefits and legal costs relates to terminated employees in the Americas that we expect to be paid out by September 30, 2004 ($28,000) and in Europe pending the outcome of a tribunal hearing ($45,000). The remaining balance for office closure costs is being paid out as the leases and related subleases run through their remaining terms.

10. 2002 Restructuring Charges

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

     A summary of the 2002 restructuring and office closure charges included in accrued expenses and other liabilities is as follows:

			Loss on				Loss on
	Initial	Cash	disposal of	Adjustments	Balance at	Cash	disposal Balance at
Description of the charge	Reserve	Charges	assets	to Reserve	Dec 31, 2003	Charges	of assets	June 30, 2004
Severance, benefits and legal costs	$5,204	$(4,846)	$—	$(197)	$161	$(161)	$—	$—
Office closure costs	1,083	(598)	(124)	196	557	(175)	(14)	368

Total	$6,287	$(5,444)	$(124)	$(1)	$718	$(336)	$(14)	$368

     The remaining balance for office closure costs is being paid out as the leases and any related subleases run through their remaining terms.

11. E3 Acquisition Reserves

     In conjunction with the acquisition of E3 Corporation (“E3”) in September 2001, we recorded acquisition reserves of approximately $14.6 million for restructuring costs to exit the activities of E3 and other direct costs associated with the acquisition. These costs related primarily to facility closures, employee severance, investment banker fees, and legal and accounting costs. We subsequently increased the purchase price and E3 acquisition reserves by $1.3 million during 2002 based on revised estimates of the restructuring costs to exist the activities of E3 and other direct costs of the acquisition. During third quarter 2003, we reduced our estimate of employee severance and termination benefits by $172,000, and accrued an additional $190,000 for facility termination and sublease costs based on our revised estimate of the time required to sublease the vacated office space in the current economic environment. We accrued an additional $150,000 for facility termination and sublease costs in first quarter 2004 because of continuing delays in our ability to sublease one remaining unused facility. All adjustments during 2003 and in first quarter 2004 have been made through the income statement. The first quarter 2004 adjustment is included in the caption “Restructuring Charge and Adjustments to Acquisition-Related Reserves.” All employee severance and termination benefits as well as investment banker fees and legal and accounting costs were fully paid by December 31, 2003, and the only remaining reserves at June 30, 2004 are for facility termination and sublease costs which are being paid out as the leases and any related subleases run through their remaining terms.

     The unused portion of the acquisition reserves, which is included in accrued expenses and other liabilities on the balance sheet, was $479,000 at June 30, 2004 and $525,000 at December 31, 2003. A summary of the charges and adjustments recorded against the reserves is as follows:

					Balance			Balance
	Initial	Cash	Adj to	Non-Cash	December 31,	Cash	Adj to	June 30,
Description of charge	Reserve	Charges	Reserves	Charges	2003	Charges	Reserves	2004
Restructuring charges under EITF 95-3:
Facility termination and sublease costs	$4,689	$(5,458)	$1,319	$(25)	$525	$(196)	$150	$479
Employee severance and termination benefits	4,351	(4,363)	12	—	—	—	—	—
Termination payments to distributors	500	(100)	(400)	—	—	—	—	—
E3 user group and trade show cancellation fees	84	(72)	(12)	—	—	—	—	—
Direct costs under SFAS No. 141:
Legal and accounting costs	2,344	(2,751)	407	—	—	—	—	—
Investment banker fees	2,119	(2,119)	—	—	—	—	—	—
Due diligence fees and expenses	350	(376)	26	—	—	—	—	—
Filing fees, appraisal services and transfer taxes	110	(100)	(10)	—	—	—	—	—

Total	$14,547	$(15,339)	$1,342	$(25)	$525	$(196)	$150	$479

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

12. Stock-Based Compensation

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS No. 148”) which amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation if a company elects to account for its equity awards under this method. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in both annual and interim financial statements.

     The following table presents pro forma disclosures required by SFAS No. 148 of net income (loss) and basic and diluted income (loss) per share as if stock-based employee compensation had been recognized during the three and six month periods ended June 30, 2004 and 2003. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income (loss) — as reported	$604	$1,291	$167	$(947)
Less: stock-based compensation expense, net of related tax effects	(879)	(1,513)	(1,628)	(3,247)

Pro forma net loss	$(275)	$(222)	$(1,461)	$(4,194)
Basic earnings (loss) per share — as reported	$.02	$.05	$.01	$(.03)
Diluted earnings (loss) per share — as reported.	$.02	$.05	$.01	$(.03)
Basic loss per share — pro forma	$(.01)	$(.01)	$(.05)	$(.15)
Diluted loss per share — pro forma	$(.01)	$(.01)	$(.05)	$(.15)

13. Income Taxes

     We recorded an income tax benefit of $829,000 in the three months ended June 30, 2004, compared to income tax expense of $695,000, or 35% of the reported income before income taxes in the three months ended June 30, 2003, and an income tax benefit of $1.6 million for the six months ended June 30, 2004, compared to an income tax benefit of $510,000, or 35% of the reported loss before income taxes in the six months ended June 30, 2003. The income tax benefits for the three and six months ended June 30, 2004 include $750,000 and $1.1 million in one-time income tax benefits, respectively. The $750,000 one-time tax benefit results from the settlement of an Internal Revenue Service (“IRS”) audit of our 2000 and 2001 federal income tax returns and a favorable income tax adjustment with Inland Revenue in the United Kingdom. The IRS audit settlement allows us to utilize foreign tax credits that we were previously unable to take as a credit. The $1.1 million one-time income tax benefit for the six months ended June 30, 2004 includes the $750,000 plus a $329,000 one-time income tax benefit recognized in the three months ended March 31, 2004 from the settlement of IRS audits of our 1998 and 1999 federal income tax returns, and an agreement with the IRS to allow the Company to take a research and development expense tax credit for most of the qualifying expenses originally reported in these returns. The effective income tax rate for the three and six months ended June 30, 2004, excluding the effect of the one-time tax benefits, is 35%.

     The income tax (benefit) provisions recorded during the three and six months ended June 30, 2004 and 2003 take into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and do not include the tax benefits realized from the employee stock options exercised during the three and six months ended June 30, 2004 of $7,000 and $55,000, respectively, compared to $24,000, and $33,000 in the three and six months ended June 30, 2003, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in capital.

14. Business Segments and Geographic Data

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Revenues:
Americas	$39,548	$33,605	$78,761	$58,911
Europe	12,514	16,092	26,717	28,293
Asia/Pacific	5,291	4,785	10,385	10,042

	57,353	54,482	115,863	97,246
Sales and transfers among regions	(3,270)	(1,517)	(6,601)	(3,026)

Total revenues	$54,083	$52,965	$109,262	$94,220

	June 30,	December 31,
	2004	2003
Identifiable assets:
Americas	$273,172	$267,834
Europe	39,108	40,023
Asia/Pacific	12,303	12,768

Total identifiable assets	$324,583	$320,625

     We have organized our business segments around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry:

•	Retail Enterprise Systems include corporate level merchandise management systems (“Merchandise Management Systems”) that enable retailers to manage their inventory, product mix, pricing and promotional execution, and enhance the productivity and accuracy of warehouse processes. In addition, Retail Enterprise Systems include a comprehensive set of tools for planning inventory and in-store space decisions throughout the demand chain, analyzing business results and trends, automating demand forecasting and replenishment, tracking customer shopping patterns, optimizing revenues through trade allowance and promotional program management (“Strategic Merchandise Management Solutions”).

•	In-Store Systems include point-of-sale, labor scheduling and back office applications that enable retailers to capture, analyze and transmit certain sales, store inventory and other operational information to corporate level merchandise management and payroll systems using hand-held, radio frequency devices, point-of-sale workstations or via the Internet. In addition, In-Store Systems include a workforce management solution to optimize the scheduling of in-store labor which typically represents the next largest operational cost for a retailer after inventory.

•	Collaborative Solutions provide applications that enable business-to-business collaborative activities such as collaborative planning, forecasting and replenishment (“CPFR”), collaborative category management including collaborative space and assortment planning, and collaborative revenue management through trade funds management programs. Our Collaborative Solutions offerings leverage existing solutions deployed to retailers within our Retail Enterprise Systems business segment.

     A summary of the revenues, operating income (loss), and depreciation attributable to each of these business segments for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Revenues:
Retail Enterprise Systems	$36,705	$36,255	$75,432	$64,015
In-Store Systems	5,357	3,534	9,715	6,488
Collaborative Solutions	12,021	13,176	24,115	23,717

	$54,083	$52,965	$109,262	$94,220

Operating income (loss):
Retail Enterprise Systems	$4,287	$4,603	$9,334	$6,288
In-Store Systems	(114)	(38)	(155)	(436)
Collaborative Solutions	2,499	3,980	5,449	5,408
Other (see below)	(7,119)	(6,938)	(17,001)	(13,641)

	$(447)	$1,607	$(2,373)	$(2,381)

Depreciation:
Retail Enterprise systems	$1,363	$1,478	$2,780	$2,888
In-Store systems	264	209	497	417
Collaborative Solutions	383	378	752	780

	$2,010	$2,065	$4,029	$4,085

Other:
Amortization of intangible assets	$849	$732	$1,690	$1,444
Restructuring charge and adjustments to acquisition-related reserves	—	—	2,824	—
Relocation costs to consolidate development and support activities	—	578	—	1,260
Gain on sale of office facility	—	(639)	—	(639)
General and administrative expenses	6,270	6,267	12,487	11,576

	$7,119	$6,938	$17,001	$13,641

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 reflecting management’s current forecast of certain aspects of our future. It is based on current information that we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward-looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, numbers of personnel, strategic relationships with third parties, acquisitions and strategy. The forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “intend,” “believe,” “should,” “would,” “could,” “anticipate” or other words that convey uncertainty of future events or outcomes. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with our business. These risks are described in this item, Exhibit 99.1, as well as throughout this Quarterly Report on Form 10-Q, which you should read carefully. We would particularly refer you to the section under the heading “Factors That May Affect Our Future Results or The Market Price of Our Stock” for a discussion of the risks confronting our business and Exhibit 99.1 for a discussion of specific risks relating to our pending merger with QRS Corporation. The forward-looking statements in this Quarterly Report on Form 10-Q should be considered in the context of these risk factors.

     All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We are not under any obligation to (and expressly disclaim any such obligation to) update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

     This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of this quarterly report and the Consolidated Financial Statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 12, 2004.

Overview

     We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, e-commerce, inventory optimization, and collaborative planning and forecasting requirements of the retail industry and its suppliers. Our collaborative solutions enable retailers and their suppliers to optimize the sharing of plans, information and supply chain decisions between trading partners in such areas of inventory replenishment, marketing/promotions, sales planning/execution and category management. We also offer maintenance services to our software customers, and enhance and support our software business by offering implementation and other services that are designed to enable our clients to rapidly achieve the benefits of our solutions. These services include project management, system planning, system design and implementation, custom configurations, and training services. Demand for our implementation services is driven by, and often trails, sales of our software products. Consulting services revenues are generally somewhat more predictable but generate significantly lower gross margins than software license revenues.

Significant Trends and Developments in Our Business

     Outlook for Third Quarter 2004. We currently expect total revenues to be flat to slightly higher in third quarter 2004. We believe small sequential increases in software license and maintenance services revenues in third quarter 2004 will be substantially offset by a seasonal decline in services revenue due to the heavy vacation period in Europe and the Americas, and continued softness in the demand for services in Europe.

     We expect to deliver increased software license revenues in the second half of 2004 compared to the first half of 2004, but do not anticipate any significant shifts in the mix of revenues between our geographic regions. The pipeline for new business in Europe and Asia/Pacific appears stronger than it has been over the past couple of quarters; however we do not yet see broad signs of consistent, robust spending on IT by retailing organizations in these regions. Results in the European region have also been impacted by operational issues since the departure of our regional vice president in fourth quarter 2003. We hired a new regional vice president for Europe in July 2004 and as a result, we believe our execution in this region will improve in the second half of 2004. A higher proportion of the software sales pipeline in the Americas region is with larger customers that typically have longer and more complex buying cycles.

     Consulting service hourly rates have increased; however, our utilization rate has declined and we currently expect a modest sequential decline in service revenues in third quarter 2004 due to the heavy vacation period in Europe and the Americas, and continued softness in the demand for services in Europe. We expect consulting services revenue to improve in Europe and Asia/Pacific by the end of 2004 as a result of increased software license sales in these regions. We do not expect any substantial changes in our consulting service margins in third quarter 2004 other than the possible impact that sequentially higher software license sales may have on incentive compensation costs. Our worldwide utilization was 45% in second quarter 2004, compared to 52% in second quarter 2003 and 49% in first quarter 2004. We are beginning to experience resource constraint pressure in some parts of our consulting practice that we believe is a positive indicator that our utilization rates may improve modestly in fourth quarter 2004. However, we do not anticipate any significant improvement in our utilization rates until our ePathways program to deliver services electronically is fully rolled out in late 2004. The ePathways program is designed to optimize the delivery of services related to the shorter implementation cycle projects typically associated with our Portfolio Space Management, Portfolio Planning and Portfolio Replenishment applications. We are reviewing our consulting resources by region and will be balancing our staffing levels as appropriate in third quarter 2004 to improve utilization in the second half of 2004.

     We expect total operating expenses to be flat to down slightly in third quarter 2004 compared to second quarter 2004 primarily due to the seasonal timing of certain marketing events and marketing expenditures. We expect third quarter 2004 product development expenses to remain flat sequentially compared to second quarter 2004, and will remain at this elevated level as a percentage of product revenues at least until we begin delivering significant components of our .Net launch initiatives in late 2004.

     The modest increases in product revenues and moderate operating expense savings are expected to produce sequentially higher earnings in third quarter 2004 compared to second quarter 2004, before unusual items including any charges that may result from our balancing of staffing levels in third quarter 2004.

     Economic Conditions Continue to Impact our Operating Results. Our operating results continue to be impacted by uncertain economic conditions in our international regions. We believe economic conditions in the Americas region are recovering, as our customers appear to have improved confidence and willingness to make capital expenditures for information technology; however even in the Americas we are not experiencing strong sequential growth every quarter and the timing of larger software license sales remains difficult to predict.

     The retail and demand chain industry continues to exercise significant due diligence prior to making large capital outlays, and the decision-making process for investments in information technology remains highly susceptible to deferral. As a result, our sales cycles remain elongated and we continue to experience uncertainty predicting the size and timing of individual contracts. For example, we signed no large software licenses ($1.0 million or greater) in second quarter 2004, as compared to two in first quarter 2004, none in fourth quarter 2003, and four during both third and second quarter 2003. Although orders for certain of our products can be taken over the telephone, the average sales cycle for larger software license contracts can range from six months to over one year. Based upon the overall size of our pipeline, we continue to believe that delays in the decision-making process have been, and may continue to be, the most significant issue affecting our software license revenue results. Our competitive losses remain low and we continue to experience a steady pattern of multi-product deals, including seven in second quarter 2004, nine in both first quarter 2004 and fourth quarter 2003, six in third quarter 2003 and two in second quarter 2003.

     Economic conditions have negatively impacted the demand for our Merchandise Management Systems and In-Store Systems over the past two years. We did, however, sign five new Merchandise Management Systems licenses in second quarter 2004 compared to four in first quarter 2004, three in fourth quarter 2003, five in third quarter 2003, and two in second quarter 2003. We believe that significant growth in the transaction systems market will require sustained macroeconomic improvement.

     Our Competitive Environment is Changing. Our industry has been going through a transition over the past few years that has resulted in fewer significant competitors in every product market we serve. For example, five years ago we believe there were 12 to 15 major competitors for our Merchandise Management Systems. Today, there are only two, Retek, Inc. and SAP AG. Similarly, we believe the number of significant competitors for our In-Store Systems has declined from over 20 to approximately 12, and that there are no significant solution providers left for Strategic Merchandise Management Solutions that have not been acquired by larger companies who have the competitive advantages of a broad product offering. We have acquired three market leaders in the Strategic Merchandise Management Solutions area over the past six years including the Arthur Retail Business Unit (1998), Intactix International, Inc. (2000) and E3 Corporation (2001).

     In the six months ended June 30, 2004, 70% of our software license revenues came from existing customers compared to 84% in the six months ended June 30, 2003. We believe that sales to existing customers will continue to comprise a majority of our software revenues and that this metric is a direct result of our large customer base, principally amassed through our acquisition activities in 2000 and 2001, and the focus we have and will continue to place on back-selling opportunities for JDA Portfolio products to existing customers through our Customer Value Program. Over the past three years, the addition of Strategic Merchandise Management Solutions such as Portfolio Space Management by Intactix and Portfolio Replenishment by E3 to the JDA Portfolio has provided significant back-selling opportunities in our customer base. The majority of our customers still only own one JDA product family.

     The Prospects For Our In-Store Systems Business Segment Are Improving. The In-Store Systems business segment provided 9% of our total revenues in the six months ended June 30, 2004 compared to 7% in the six months ended June 30, 2003. Total revenues in this business segment increased $3.2 million, or 50% in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The acquisition of Timera Retail Solutions on January 29, 2004 provided $1.9 million of this increase (see “We Continue to Grow Our Business Through Acquisitions”). PPOS, our Java-based In-Store System, was commercially released in second quarter 2003 and we are in the early adopter phase for this new platform. We do not believe the In-Store Systems business segment will experience any significant organic growth until the product becomes more mature and early adopters of the PPOS application complete their implementations and become reference-able. We believe the long-term prospects for our new PPOS product and In-Store Systems sales are promising, in part because we are positioned to take advantage of any replacement cycle for point-of-sales systems driven by a shift to new technology platforms. Furthermore, industry surveys indicate that point-of-sales systems are becoming an increased priority for retailers, and we believe potential customers may look to partner with broad solutions providers such as JDA that can bring all aspects of store operations into one integrated suite, rather than software vendors that only offer in-store systems.

     We Continue to Invest in New Product Development and Have Expanded Our Markets. We invested $40.8 million in the six months ended June 30, 2004 and approximately $347.7 million from 1998 to 2003 in new product development and the acquisition of complementary products. The acquisitions of Arthur and Timera (see “We Continue to Grow Our Business Through Acquisitions”) extended our product offerings in the Retail Enterprise Systems and In-Store Systems segments of our business. The acquisitions of Intactix, NeoVista Decision Series, E3, Vista, and Engage not only have expanded our product offerings, but have also provided us with collaborative applications that address new vertical market opportunities with the manufacturers and wholesalers who supply our traditional retail customers. We believe our strategy of expanding our product portfolio and increasing the scalability of our products has been the key element in attracting larger retail customers, and we believe that it has resulted in a steady pattern of new customers licensing multiple products, as well as enhanced back-selling opportunities in our customer base.

     We are developing a series of enhancements to the JDA Portfolio products, based upon the Microsoft .Net technology platform (“.Net Platform”) and the Java platform, which we believe will position us uniquely in the retail and collaborative solutions markets. Our goals are to ensure that our solutions offer: (i) increased ease of use, (ii) increased integration of business processes, (iii) reduced cost of ownership, (iv) faster implementation, and (v) faster return on investment. We believe our next generation technology will enhance our competitive position since we will be able to offer significant features and functionality using an advanced technology platform. We released Portfolio 2004, a fully synchronized, integrated release of all our existing products, in first quarter 2004. Portfolio 2004 included our first .Net Platform application, Portfolio Registry. Our goal is to begin delivering the next applications on the .Net Platform in fourth quarter 2004, starting with Portfolio Replenishment by E3, followed by the first components of Portfolio Enterprise Planning by Arthur, the first components of our Revenue Management solutions, and certain of our Intellect applications. This is a significant investment by the Company as we are building our next generation of products, while at the same time, we continue development efforts on our existing products and complete the integration of acquired products.

     During second quarter 2003 we announced a JDA Portfolio Investment Protection Program that provides existing customers with an upgrade path to the new .Net Platform, if and when available, at no additional license fee under the following conditions: (i) licensee is a current maintenance paying customer on their existing JDA applications, (ii) licensee is not in breach of any terms of their agreements, (iii) the version of the product that will run on the .Net platform has no more than minimal differences in price, features, and functionality from the licensee’s existing JDA applications, and (iv) the licensee relinquishes all rights to use previously licensed software under the terms of the platform transfer right following a reasonable transition period. If, however, the version of the product that will run on the .Net platform has more than minimal differences in price, features, and functionality, licensee may still exercise this right provided they agree to pay an additional fee equal to the price that would be charged to other existing users of licensee’s current products to migrate to the new .Net Platform. Customers will pay any required third party charges associated with the new platform. During first quarter 2004, we announced a similar investment protection program for In-Store Systems customers that provides an upgrade path from Win/DSS to PPOS. As of June 30, 2004, approximately one-third of our domestic Win/DSS customers have indicated they intend to participate in the In-Store Systems investment protection program and upgrade to PPOS.

     We expect third quarter 2004 product development expenses to remain flat sequentially compared to second quarter 2004, and will remain at this elevated level as a percentage of product revenues until we begin delivering significant components of our .Net launch initiatives in late 2004. We may adjust this spending rate in late 2004 depending upon the outlook for IT spending and other product specific delivery requirements.

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

     On January 29, 2004 we acquired the intellectual property and certain other assets of Timera Retail Solutions (“Timera”), for a total cost of $13.6 million, which includes the purchase price of $13.0 million plus $600,000 in direct costs of the acquisition. Timera is a provider of integrated workforce management solutions for the retail and consumer goods industry. Timera’s Enterprise Workforce Management product suite expands our JDA Portfolio and complements our existing In-Store Systems with web-based functionality for labor scheduling and budgeting, time and attendance, demand forecasting, labor tracking, and other key processes for proactive store level labor management. The acquisition was accounted for as a purchase, and accordingly, the operating results of Timera have been included in our consolidated financial statements from the date of acquisition. In connection with the Timera acquisition, we extended employment offers to 51 former Timera employees, approximately two-thirds of which are in product development, and recorded $8.0 million of goodwill in our In-Store Systems reporting unit, $4.6 million in software technology, and $1.1 million for customer lists. Timera contributed approximately $1.9 million in total revenues during the six months ended June 30, 2004, including $1.0 million of software license revenues and $692,000 in maintenance services, and added $2.6 million in costs and expenses, including $230,000 in amortization of software technology and other intangibles. Pro forma operating results have not been presented as the acquisition is not material to our consolidated financial statements.

     Pending Acquisition of QRS Corporation. On June 17, 2004, we signed a definitive agreement to acquire QRS Corporation (“QRS”), a leading provider of collaborative commerce solutions with approximately 9,800 retail and manufacturing customers. By combining the two companies, we merge one of the world’s leading trade and product information networks with the existing JDA Portfolio suite of products, significantly enhancing our position in the global field of demand chain solutions providers and positioning ourselves to capitalize on product information and global data synchronization opportunities. Under the terms of the merger agreement, QRS stockholders will receive .5 shares of JDA common stock for each share of outstanding QRS common stock and will own approximately 22% of the outstanding capital stock of the combined company. Completion of the proposed merger, which is expected to close in the third or fourth quarter of 2004, is subject to the approval of JDA and QRS stockholders and other regulatory and customary conditions. There can be no assurance that the merger will be consummated. In the event that the merger agreement is terminated under certain circumstances, QRS will be required to pay us a termination fee of $3.75 million. Risks associated with this pending merger, whether it is consummated or not, appear in Exhibit 99.1 to this quarterly report on Form 10-Q.

     Subsequent to entering into the merger agreement with JDA, QRS’ Board of Directors received four non-binding unsolicited proposals to acquire all the outstanding shares of QRS common stock in exchange for cash, each subject to satisfactory completion of due diligence and execution of definitive documentation. After receipt of the proposals, QRS’ Board of Directors determined that engaging in discussions with each of the potential acquirers was in compliance with the terms of the merger agreement between JDA and QRS, and QRS has initiated discussions with each of the potential acquirers. One of the potential acquirers has subsequently withdrawn its proposal. We cannot predict what the outcome of QRS’ continuing discussions with the other two potential acquirers will be, or if QRS will exercise its right to terminate our merger agreement, upon payment of the $3.75 million termination fee, to accept a superior proposal.

     We intend to account for the merger as a purchase in accordance with generally accepted accounting principles, and we believe the transaction will result in a purchase price in excess of the fair value of net tangible and non-goodwill intangible assets acquired (goodwill). This number is expected to be approximately $45 million based on the average closing market price of JDA common stock for two days before (June 15, 2004 and June 16, 2004) and two days after (June 17, 2004 and June 18, 2004) the announcement of the execution of the merger agreement and the preliminary, estimated fair value of the net assets. The final purchase price and value of the net assets will be determined upon the completion of the merger. The allocation of the purchase price among net assets acquired, developed software, customer relationship intangibles, a non-compete agreement and goodwill will be determined by management with information from a number of sources, including independent appraisers. Amortizable intangible assets arising from the merger, currently estimated at $29 million, will generally be amortized over useful lives ranging from one-and-half years to 10 years, resulting in an estimated accounting charge for amortization attributable to these items of approximately $6 million on an annual basis. Goodwill resulting from the business combination will not be amortized but instead will be tested for impairment at least annually, or more frequently if there are indicators of impairment. We do not currently expect to record any in-process research and development in the merger.

     If our stock price, or the final valuation of the intangible assets change, the allocation of the purchase price and the amounts allocated to intangible assets with finite lives may increase significantly, which could result in a material increase in amortization of intangible assets.

     Upon completion of the proposed merger, QRS’ deferred revenue will be adjusted to reflect the estimated fair value of our legal performance obligations under QRS’ support contracts and to eliminate historical amounts of QRS’ deferred revenue that do not represent a legal performance obligation to the combined company. The current estimate of the fair value of our legal performance obligations under QRS’ support contracts is approximately $2.6 million, which approximates the carrying value at March 31, 2004.

     On July 26, 2004, we filed a Registration Statement on Form S-4 with the SEC which covers the shares to be issued in this merger. Following the SEC’s review of the Registration Statement, the joint proxy statement/prospectus included therein will be sent to JDA and QRS stockholders in connection with separate stockholder meetings to be held for the purpose of approving the merger.

     We Recorded a Restructuring Charge in First Quarter 2004. We recorded a $2.7 million restructuring charge in first quarter 2004 for one-time termination benefits related to a workforce reduction of 47 full-time employees (“FTE”), primarily in sales (15 FTE) and consulting services (18 FTE) functions in the Americas, Europe and Asia/Pacific, and for closure costs of certain offices in the Americas and Europe that were either under performing or under utilized and used primarily by consulting services personnel. All workforce reductions and office closures associated with this charge were made on or before March 31, 2004.

     We Purchased our Corporate Office Facility. We purchased our corporate office facility in Scottsdale, Arizona on February 5, 2004 for $23.8 million in cash. The purchase includes the corporate office building, a new two-story parking garage, and approximately 8.8 acres of land upon which these structures are located. We believe this purchase has resulted in a $1.2 million to $1.5 million net reduction in our annual operating costs.

     Our Financial Position is Strong and We Have Positive Operating Cash Flow. We continue to maintain a strong financial position during the difficult economic cycle of the last few years. As of June 30, 2004, we had $86.6 million in cash, cash equivalents and marketable securities, compared to $114.7 million at December 31, 2003. In addition, we generated $15 million in positive cash flow from operations during the six months ended June 30, 2004. The purchase of our corporate office facility, together with the acquisition of Timera, utilized $37.4 million, or approximately 33% of our December 31, 2003 cash, cash equivalents, and marketable securities balances. We believe our cash position is sufficient to meet our operating needs for the next twelve months.

     Management Changes. Bob Fedorciow joined the Company in July 2004 as regional vice president of our Europe, Middle East and Africa operations. Mr. Fedorciow has nearly 15 years of experience working in regional vice president positions for international supply chain software and services companies.

Results of Operations

     The following table sets forth certain selected financial information expressed as a percentage of total revenues for the periods indicated and certain gross margin data expressed as a percentage of software licenses, maintenance services, product revenues or consulting services, as appropriate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUES:
Software licenses	26%	29%	26%	24%
Maintenance services	37	33	36	36

Product revenues	63	62	62	60
Consulting services	34	35	35	36
Reimbursed expenses	3	3	3	4

Service revenues	37	38	38	40
Total revenues	100	100	100	100

COST OF REVENUES:
Cost of software licenses	2	1	2	1
Amortization of acquired software technology	2	2	2	2
Cost of maintenance services	9	8	9	9

Cost of product revenues	13	11	13	12
Cost of consulting services	25	27	25	30
Reimbursed expenses	3	3	3	3

Cost of service revenues	28	30	28	33
Total cost of revenues	41	41	41	45

GROSS PROFIT	59	59	59	55
OPERATING EXPENSES:
Product development	25	24	25	24
Sales and marketing	22	19	21	19
General and administrative	12	12	11	12
Amortization of intangibles	1	1	1	2
Restructuring charge and adjustments to acquisition-related reserves	—	—	3	—
Relocation costs to consolidate development and client support Activities	—	1	—	2
Gain on sale of office facility	—	(1)	—	(1)

Total operating expenses	60	56	61	58

OPERATING INCOME (LOSS)	(1)	3	(2)	(3)
Other income, net	—	—	1	1

INCOME (LOSS) BEFORE INCOME TAXES	(1)	3	(1)	(2)

Income tax provision (benefit)	(2)	1	(1)	(1)

NET INCOME (LOSS)	1%	2%	—%	(1)%

Gross margin on software licenses	95%	99%	95%	98%
Gross margin on maintenance services	75%	75%	75%	75%
Gross margin on product revenues	80%	83%	80%	81%
Gross margin on service revenues	24%	21%	25%	15%

     The following tables set forth selected comparative financial information on our Business Segments and geographical revenues, expressed as a percentage change between the comparable three and six month periods ended June 30, 2004 and 2003:

	Retail Enterprise Systems		In-Store Systems		Collaborative Solutions
	June 30, 2004 vs. 2003		June 30, 2004 vs. 2003		June 30, 2004 vs. 2003
	Quarter	Six Months	Quarter	Six Months	Quarter	Six Months
Software licenses	(1%)	42%	141%	221%	(43%)	(29%)
Maintenance services	17%	20%	63%	52%	3%	4%

Product revenues	8%	29%	96%	106%	(19%)	(9%)
Service revenues	(8%)	5%	19%	13%	39%	55%

Total revenues	1%	18%	52%	50%	(9%)	2%
Product development	(6%)	10%	69%	66%	20%	27%
Sales and marketing	23%	59%	149%	134%	(22%)	(35%)
Operating income(loss)	(7%)	48%	(200%)	64%	(37%)	1%

	The Americas		Europe		Asia/Pacific
	June 30, 2004 vs. 2003		June 30, 2004 vs. 2003		June 30, 2004 vs. 2003
	Quarter	Six Months	Quarter	Six Months	Quarter	Six Months
Software licenses	(10%)	32%	(29%)	6%	188%	4%
Maintenance services	42%	41%	(9%)	(4%)	8%	24%

Product revenues	16%	37%	(16%)	(1%)	60%	14%
Service revenues	21%	27%	(33%)	(13%)	(14%)	(4%)

Total revenues	18%	34%	(22%)	(6%)	11%	3%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     Revenues consist of product revenues and services revenue, which represented 63% and 37%, respectively, of total revenues in second quarter 2004, compared to 62% and 38%, respectively in second quarter 2003. Total revenues for first quarter 2004 were $54.1 million, an increase of $1.1 million, or 2%, from the $53 million reported in second quarter 2003.

     The Retail Enterprise Systems, In-Store Systems, and Collaborative Solutions business segments represented 68%, 10%, and 22%, respectively of total revenues in second quarter 2004, compared to 68%, 7%, and 25%, respectively in second quarter 2003.

Product Revenues

     Software Licenses. Software license revenues for second quarter 2004 decreased 9% to $14.1 million from $15.5 million in second quarter 2003.

     Retail Enterprise Systems software license revenues were flat in second quarter 2004 compared to second quarter 2003. An increase in Merchandise Management Systems software license revenues in second quarter 2004 compared to second quarter 2003, was substantially offset by a decrease in sales of Strategic Merchandise Management Solutions. Software license revenues for second quarter 2004 include a large Merchandise Management Systems milestone-based payment, and software license revenues for second quarter 2003 included two large Strategic Merchandise Management Solutions sales of approximately $900,000 each.

     In-Store Systems software license revenues increased 141% in second quarter 2004 compared to second quarter 2003. This increase results from $1 million in incremental software license revenues from the Timera acquisition in January 2004. Excluding the impact of the incremental Timera revenues, software license revenues in this business segment decreased 19% in second quarter 2004 compared to second quarter 2003. Industry surveys indicate that point-of-sales systems are becoming an increased priority for retailers, and we believe demand in this business segment is becoming more active with an increasing number of selection processes getting underway. This business segment has been negatively impacted for several years by what we believe is a major platform transition, as market demand moves from Window-based point-of-sale applications to Java-based point-of-sale applications. PPOS, our Java-based In-Store System, was commercially released in second quarter 2003 and we are in the early adopter phase for this new platform.

     Collaborative Solutions software license revenues decreased 43% in second quarter 2004 compared to second quarter 2003. Strategic Merchandise Management Solutions license revenues in this business segment decreased in second quarter 2004 compared to second quarter 2003. Software license revenues for second quarter 2003 included a unusually large $1.9 million Strategic Merchandise Management Solutions software license sale. License revenues on Marketplace Replenishment, our collaborative specific solution which is sold on a subscription basis and enables manufacturers, distributors and retailers to work from a single, shared demand forecast, increased 49% in second quarter 2004 compared to second quarter 2003.

     Software license revenues in the Americas decreased 10% to $9.9 million in second quarter 2004 compared to $11.1 million in second quarter 2003, due to a decrease in software license revenues from Collaborative Solutions applications of 61%, offset in part by increases in software license revenues from Retail Enterprise Systems, and In-Store Systems applications of 8% and 135%, respectively. The increase in In-Store Systems results from $1 million in incremental software license revenues from the Timera acquisition in January 2004. A higher proportion of the software sales pipeline in the Americas region is with larger customers that typically have longer and more complex buying cycles. Software license revenues in Europe decreased 29% to $2.9 million in second quarter 2004 compared to $4 million in second quarter 2003 due to a decreases in software license revenues related to Retail Enterprise Systems and In-Store Systems of 47% and 53%, respectively, offset in part by a 35% increase in software license revenues from Collaborative Solutions applications. Results in the European region have been impacted by operational issues since the departure of our regional vice president in fourth quarter 2003. We hired a new regional vice president for Europe in July 2004. Software license revenues in Asia/Pacific increased 188% to $1.3 million in second quarter 2004 compared to $460,000 in second quarter 2003 due to a 302% increase in software license revenues related to Retail Enterprise Systems, offset in part by a 49% decrease in software license revenues from Collaborative Solutions applications. There were no software license revenues related to In-Store Systems in the Asia/Pacific region in second quarter 2004 or 2003. The pipeline for new business in Europe and Asia/Pacific appears stronger than it has been over the past couple of quarters; however we do not yet see broad signs of consistent, robust spending on IT by retailing organizations in these regions.

     Maintenance Services. Maintenance services revenue increased 15% to $19.8 million in second quarter 2004 from $17.3 million in second quarter 2003. The increase includes $851,000 in incremental maintenance services revenue from the Engage and Timera acquisitions. Excluding the impact of these incremental revenues, maintenance services revenues increased 10% in second quarter 2004 compared to second quarter 2003, due to increases in the installed customer base.

Service Revenues

     Service revenues, which include consulting services, hosting services, training revenues, net revenues from our hardware reseller business and reimbursed expenses, were $20.2 million in second quarter 2004 which is flat compared to second quarter 2003. Service revenues for Strategic Merchandise Management Solutions and In-Store Systems increased in second quarter 2004 compared to second quarter 2003. However, these increases were substantially offset by the depressed demand for implementation services associated with Merchandise Management Systems, which typically have higher implementation requirements, and continued softness in the demand for services in Europe. Net revenues from our hardware reseller business were $709,000 in second quarter 2004 compared to $251,000 in second quarter 2003.

     Fixed bid consulting services work represented 16% of total consulting services revenue in second quarter 2004, compared to 12% in second quarter 2003.

Cost of Product Revenues

     Cost of Software Licenses. Cost of software licenses was $736,000, or 5% of software license revenues in second quarter 2004 compared to $182,000, or 1% of software license revenues in second quarter 2003. The increase in cost of software licenses results from the higher volume of software product sold in second quarter 2004 that incorporate functionality from third party software providers and require the payment of royalties, including the resale of Oracle licenses.

     Amortization of Acquired Software Technology. Amortization of acquired software technology was $1.3 million in second quarter 2004 compared to $1.1 million in second quarter 2003. The increase results from the amortization of software technology acquired in the acquisitions of Engage in third quarter 2003, and Timera in first quarter 2004.

     Cost of Maintenance Services. Cost of maintenance services increased 11% to $4.9 million, or 25% of maintenance services revenue, in second quarter 2004 from $4.4 million, or 25% of maintenance services revenue, in second quarter 2003. The increase results primarily from a 12% increase in average maintenance services headcount in second quarter 2004 compared to second quarter 2003, primarily due to the acquisitions of Engage and Timera, annual salary increases and higher health insurance benefit costs, and a $242,000 increase in costs for consulting services employees who assisted with support activities, offset in part by lower incentive compensation costs.

Cost of Service Revenues

     Cost of service revenues decreased 4% to $15.3 million, or 76% of service revenues, in second quarter 2004 from $15.9 million, or 79% of service revenues in second quarter 2003. The decrease results primarily from a 6% decrease in average consulting services headcount and lower incentive compensation costs in second quarter 2004 compared to second quarter 2003, offset in part by annual salary increases and higher health insurance benefit costs, and an increase in outside contractor costs.

Gross Profit

     Gross profit was $31.9 million, or 59% of total revenues in second quarter 2004, compared to $31.4 million, or 59% of total revenues in second quarter 2003. The increase in gross profit dollars results primarily from a 4% decrease in the cost of service revenues.

     Service revenue margins were 24% in second quarter 2004 compared to 21% in second quarter 2003. This increase results from a 21% increase in average realized worldwide consulting rates to $203 per hour, a 6% decrease in average consulting services headcount, and lower incentive compensation costs in second quarter 2004 compared to second quarter 2003, offset in part by annual salary increases and higher health insurance benefit costs, and an increase in outside contractor costs. Service revenues also include net revenues from our hardware reseller business. Excluding the net revenues from the hardware reseller business, service margins would have been 21% in second quarter 2004 compared to 20% in second quarter 2003.

Operating Expenses

     Operating expenses, excluding amortization of intangibles, relocation costs to consolidate development and client support activities, and gain on sale of office facility increased 8% to $31.4 million, or 58% of total revenues, in second quarter 2004, compared to $29.1 million, or 55% of total revenues in second quarter 2003. Operating expenses increased primarily as a result of the incremental costs to develop, manage, and integrate the products acquired from Engage and Timera, and to migrate the JDA Portfolio to the .Net Platform. In addition, operating expenses increased due to annual salary increases and higher health insurance benefit costs,

     Product Development. Product development expenses for second quarter 2004 increased $804,000, or 6% to $13.4 million from $12.6 million in second quarter 2003. Product development expense, as a percentage of product revenues, was 40% in second quarter 2004 compared to 38% in second quarter 2003. The increase results primarily from $1.4 million in product development costs added through the acquisitions of Engage and Timera, and includes a 14% increase in average product development headcount, annual salary increases and higher health insurance benefit costs, offset in part by lower incentive compensation costs and a $485,000 decrease in the use of consulting services employees to supplement the new product development and quality assurance activities of our internal developers. The migration of the JDA Portfolio to the .Net Platform is a significant investment by the Company as we are building our next generation of products, while at the same time, we continue development efforts on our existing products and complete the integration of acquired products. At June 30, 2004, we had 411 employees in the product development function compared to 371 at June 30, 2003.

     Sales and Marketing. Sales and marketing expenses for second quarter 2004 increased $1.6 million, or 15% to $11.8 million from $10.2 million in second quarter 2003. Sales and marketing expense, as a percentage of total revenues, was 22% in second quarter 2004 compared to 19% in second quarter 2003. The increase includes $398,000 in sales and marketing costs added through the acquisitions of Engage and Timera, and includes a 10% increase in average sales and marketing headcount, annual salary increases and higher health insurance benefit costs. At June 30, 2004, we had 163 employees in the sales and marketing function compared to 148 at June 30, 2003. These totals include 77 and 67 direct sales representatives, respectively.

     General and Administrative. General and administrative expenses for second quarter 2004 were $6.3 million, which is flat with second quarter 2003. General and administrative expense, as a percentage of total revenues, was 12% in second quarter 2004 compared to 12% in first quarter 2003. General and administrative expenses in second quarter 2004 include the impact of a 10% increase in average headcount to support our internal information technology initiatives and replace outside contractors, annual salary increases and higher health insurance benefits, and higher legal and Sarbanes-Oxley compliance costs. These cost increases were substantially offset by a decrease in outside contractors, lower D&O insurance premiums and lower incentive compensation costs. At June 30, 2004, we had 157 employees involved in general and administrative functions compared to 143 at June 30, 2003.

     Amortization of Intangibles. Amortization of intangibles was $849,000 in second quarter 2004 compared to $732,000 million in second quarter 2003. The increase results from the amortization of customer list intangibles acquired in the acquisitions of Engage in third quarter 2003, and Timera in first quarter 2004.

     Relocation Costs to Consolidate Development and Client Support Activities. In connection with our fourth quarter 2002 CVP initiative, approximately 150 people were offered the opportunity to relocate to as part of a plan to consolidate our development and client support activities at our corporate headquarters. A total of 50 employees were relocated in 2003 as part of this initiative and the related relocation costs have been reported in income from continuing operations as incurred, including $578,000 in second quarter 2003.

     Gain on Sale of Office Facility. We recorded a $639,000 gain in second quarter 2003 on the sale of an excess office facility in the United Kingdom.

Operating Income (Loss)

     We incurred an operating loss of $447,000 in second quarter 2004 compared to operating income of $1.6 million in second quarter 2003. The operating loss in second quarter 2004 results primarily from flat revenue performance together with the increases in average headcount in the product development, sales and marketing, and general and administrative functions, annual salary increases, higher health insurance benefit costs, severance payments, and higher legal and Sarbanes-Oxley compliance costs, offset in part by lower incentive compensation cost and lower D&O insurance premiums.

     Operating income in our Retail Enterprise Systems business segment decreased $316,000, or 7%, to $4. 3 million in second quarter 2004 from $4.6 million in second quarter 2003. The decrease in operating income in this business segment results from a 23% increase in sales and marketing costs, primarily as a result of higher commissions, offset in part by a $450,000 increase in total revenues and a 6% decrease in product development costs.

     We incurred an operating loss of $114,000 in our In-Store Systems business segment in second quarter 2004 compared to an operating loss of $38,000 in second quarter 2003. The increase in the operating loss in this business segment results from a 69% increase in product development costs, due to the acquisition of Timera, and a 149% increase in sales and marketing costs, primarily as a result of higher commissions, offset in part by a $1.8 million increase in total revenues.

     Operating income in our Collaborative Solutions business segment decreased $1.5 million, or 37%, to $2.5 million in second quarter 2004 from $4 million in second quarter 2003. The decrease in operating income in this business segment results from a $1.2 million decrease in total revenues and an increased investment in product development to support acquired products and migrate our current products to the .Net Platform, offset in part by a decrease in sales and marketing headcount.

Income Tax Provision (Benefit)

     We recorded an income tax benefit of $829,000 in the three months ended June 30, 2004, compared to an income tax provision of $695,000, or 35% of the reported income before income taxes in the three months ended June 30, 2003. The income tax benefit for the three months ended June 30, 2004 includes a $750,000 one-time income tax benefit that results from the settlement of an IRS audit of our 2000 and 2001 federal income tax returns and a favorable income tax adjustment with Inland Revenue in the United Kingdom. The IRS audit settlement allows us to utilize foreign tax credits that we were previously unable to take as a credit. The effective income tax rate for the three months ended June 30, 2004, excluding the effect of the $750,000 one-time tax benefit, is 35%.

     The income tax provision (benefit) recorded during the three months ended June 30, 2004 and 2003 take into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and do not include the tax benefits realized from the employee stock options exercised during these quarters of $7,000 and $24,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in capital.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 31, 2003

     Revenues consist of product revenues and services revenue, which represented 62% and 38%, respectively, of total revenues in the six months ended June 30, 2004, compared to 60% and 40%, respectively in the six months ended June 30, 2003. Total revenues for the six months ended June 30, 2004 were $109.3 million, an increase of $15.1 million, or 16%, from the $94.2 million reported in the six months ended June 30, 2003.

     The Retail Enterprise Systems, In-Store Systems, and Collaborative Solutions business segments represented 69%, 9%, and 22%, respectively of total revenues in the six months ended June 30, 2004, compared to 68%, 7%, and 25%, respectively in the six months ended June 30, 2003.

Product Revenues

     Software Licenses. Software license revenues for the six months ended June 30, 2004 increased 23% to $28.7 million from $23.2 million in the six months ended June 30, 2003.

     Retail Enterprise Systems software license revenues increased 42% in the six months ended June 30, 2004 compared to six months ended June 30, 2003. The increase in software license revenues in this business segment includes increases in sales of Merchandise Management Systems and Strategic Merchandise Management Solutions of 73% and 35%, respectively. Merchandise Management Systems software license revenues for the six months ended June 30, 2004 include a large milestone-based payment. We believe this business segment was negatively impacted in first quarter 2003 by the disruption caused by our reorganization under the CVP, the elongation of sales cycles due to heightened risk aversion by retailers for larger IT expenditures, and worldwide concerns about the economy and the war in Iraq which disrupted IT spending patterns. We believe most of these factors have now diminished.

     In-Store Systems software license revenues increased 221% in the six months ended June 30, 2004 compared to six months ended June 30, 2003. This increase includes $1 million in incremental software license revenues from the Timera acquisition in January 2004. Excluding the impact of the incremental Timera revenues, software license revenues in this business segment increased 99% in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Industry surveys indicate that point-of-sales systems are becoming an increased priority for retailers, and we believe demand in this business segment is becoming more active with an increasing number of selection processes getting underway. This business segment has been negatively impacted for several years by what we believe is a major platform transition, as market demand moves from Window-based point-of-sale applications to Java-based point-of-sale applications. PPOS, our Java-based In-Store System, was commercially released in second quarter 2003 and we are in the early adopter phase for this new platform.

     Collaborative Solutions software license revenues decreased 29% in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Strategic Merchandise Management Solutions license revenues in this business segment decreased in the six months ended June 30, 2004 compared to the six months ended June

30, 2003. Software license revenues for the six months ended June 30, 2003 included a unusually large $1.9 million Strategic Merchandise Management Solutions software license sale. Licenses revenues on Marketplace Replenishment, our collaborative specific solution which is sold on a subscription basis and enables manufacturers, distributors and retailers to work from a single, shared demand forecast, increased 80% in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

     Software license revenues in the Americas increased 32% to $20.7 million in the six months ended June 30, 2004 compared to $15.7 million in six months ended June 30, 2003, due to increases in software license revenues from Retail Enterprise Systems, and In-Store Systems applications of 58% and 241%, respectively, offset in part by a decrease in software license revenues from Collaborative Solutions applications of 36%. The increase in In-Store Systems results from $1 million in incremental software license revenues from the Timera acquisition in January 2004. Software license revenues in Europe increased 6% to $5.8 million in the six months ended June 30, 2004 compared to $5.5 million in the six months ended June 30, 2003 due to a 16% increase in software license revenues related to Retail Enterprise Systems, offset in part by decreases in software license revenues related to In-Store Systems and Collaborative Solutions applications of 88% and 7%, respectively. Results in the European region have been impacted by operational issues since the departure of our regional vice president in fourth quarter 2003. We hired a new regional vice president for Europe in July 2004. Software license revenues in Asia/Pacific increased 4% to $2.2 million in the six months ended June 30, 2004 compared to $2.1 million in the six months ended June 30, 2003. Nearly 90% of all software license revenues in the Asia/Pacific region for the six months ended June 30, 2004 and 2003 is related to Retail Enterprise Systems. The Asia/Pacific region continues to be impacted by a slow economic recovery. The pipeline for new business in Europe and Asia/Pacific appears stronger than it has been over the past couple of quarters; however we do not yet see broad signs of consistent, robust spending on IT by retailing organizations in these regions.

     Maintenance Services. Maintenance services revenue increased 16% to $39.1 million in the six months ended June 30, 2004 from $33.7 million in the six months ended June 30, 2003. The increase includes $1.9 million in incremental maintenance services revenue from the Vista, Engage and Timera acquisitions. Excluding the impact of these incremental revenues, maintenance services revenues increased 10% in the six months ended June 30, 2004 compared to the six months ended June 30, 2003, due to increases in the installed customer base.

Service Revenues

     Service revenues, which include consulting services, hosting services, training revenues, net revenues from our hardware reseller business and reimbursed expenses, increased 11% to $41.5 million in the six months ended June 30, 2004 compared to $37.3 million in the six months ended June 30, 2003, primarily due to increases in our average realized billing rates per hour. Service revenues for Strategic Merchandise Management Solutions and In-Store Systems increased in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. However, these increases were substantially offset by the depressed demand for implementation services associated with Merchandise Management Systems, which typically have higher implementation requirements, and continued softness in the demand for services in Europe. Net revenues from our hardware reseller business were $1.5 million in the first six months of 2004 compared to $523,000 in the first six months of 2003.

     Fixed bid consulting services work represented 14% of total consulting services revenue in the first six months of 2004, compared to 12% in the first six months of 2003.

Cost of Product Revenues

     Cost of Software Licenses. Cost of software licenses was $1.4 million, or 5% of software license revenues in the six months ended June 30, 2004 compared to $423,000, or 2% of software license revenues in the six months ended June 30, 2003. The increase in cost of software licenses results from the higher volume of software products sold in the six months ended 2004 that incorporate functionality from third party software providers and require the payment of royalties, including the resale of Oracle licenses.

     Amortization of Acquired Software Technology. Amortization of acquired software technology was $2.6 million in the six months ended June 30, 2004 compared to $2.2 million in the six months ended June 30, 2003. The increase results from the amortization of software technology acquired in the acquisitions of Vista in second quarter 2003, Engage in third quarter 2003, and Timera in first quarter 2004.

     Cost of Maintenance Services. Cost of maintenance services increased 19% to $9.8 million, or 25% of maintenance services revenue, in the six months ended June 30, 2004 $8.3 million, or 25% of maintenance services revenue, in the six months ended June 30, 2003. The increase results primarily from an increase in average maintenance services headcount, primarily due to the acquisitions of Vista, Engage and Timera, annual salary increases and higher health insurance benefit costs, offset in part by lower incentive compensation costs.

Cost of Service Revenues

     Cost of service revenues was $31 million in the six months ended June 30, 2004 which is flat compared to $31.5 million in the six months ended June 30, 2003. A decrease in average consulting services headcount, lower incentive compensation costs and a decrease in travel and training costs in the six months ended June 30, 2004 compared to the six months ended June 30, 2003, was offset in part by annual salary increases and higher health insurance benefit costs, and an increase in outside contractor costs.

Gross Profit

     Gross profit increased 24% to $64.5 million, or 59% of total revenues in the six months ended June 30, 2004, from $51.8 million, or 55% of total revenues in the six months ended June 30, 2003. The increase in gross profit dollars and gross margin percentage results primarily from increases in software license, maintenance services, and service revenues of 23%, 16%, and 11%, respectively, offset in part by a 27% increase in the cost of product revenues.

     Service revenue margins were 25% in the six months ended June 30, 2004 compared to 15% in the six months ended June 30, 2003. This increase results from an increase in average realized worldwide consulting rates, a decrease in average consulting services headcount, and lower travel and training costs, offset in part by annual salary increases and higher incentive compensation and benefit costs, and an increase in outside contractor costs. Service revenues also include net revenues from our hardware reseller business. Excluding the net revenues from the hardware reseller business, service margins would have been 23% in the six months ended June 30, 2004 compared to 14% in the six months ended June 30, 2003.

Operating Expenses

     Operating expenses, excluding amortization of intangibles, restructuring charge and adjustments to acquisition-related reserves, relocation costs to consolidate development and client support activities, and gain on sale of office facility increased 20% to $62.3 million, or 57% of total revenues, in the six months ended June 30, 2004, compared to $52.1 million, or 55% of total revenues in the six months ended June 30, 2003. Operating expenses increased primarily as a result of the costs to develop, manage, and integrate the products acquired from Vista, Engage, and Timera, and to migrate the JDA Portfolio to the .Net Platform. In addition, operating expenses increased due to annual salary increases and higher health insurance benefit costs, higher commissions on the 23% increase in software license revenues, and higher legal and Sarbanes-Oxley compliance costs, offset in part by lower incentive compensation costs and D&O insurance premiums. The six months ended June 30, 2003 included a $509,000 benefit for the favorable resolution of certain customer and other disputes.

     Product Development. Product development expenses for six months ended June 30, 2004 increased $4.4 million, or 19% to $27.2 million from $22.8 million in the six months ended June 30, 2003. Product development expense, as a percentage of product revenues, was 40% in the six months ended June 30, 2004 compared to 40% in six months ended June 30, 2003. Product development costs added through the acquisitions of Vista, Engage and Timera represented $2.9 million of the total increase, and includes an increase in average product development headcount. In addition, product development costs increased during the six months ended June 30, 2004 due to annual salary increases and higher health insurance benefit costs, offset in part by lower incentive compensation costs and a $314,000 decrease in the use of consulting services employees to supplement the new product development and quality assurance activities of our internal developers.

     Sales and Marketing. Sales and marketing expenses for the six months ended June 30, 2004 increased $4.9 million, or 27% to $22.7 million from $17.8 million in the six months ended June 30, 2003. Sales and marketing expense, as a percentage of total revenues, was 21% in the six months ended June 30, 2004 compared to 19% in the six months ended June 30, 2003. The increase includes $708,000 in sales and marketing costs added through the acquisitions of Engage and Timera, an increase in average sales and marketing headcount, annual salary increases and higher health insurance benefit costs.

     General and Administrative. General and administrative expenses for the six months ended 2004 increased $911,000, or 8% to $12.5 million from $11.6 million in the six months ended June 30, 2003. General and administrative expense, as a percentage of total revenues, was 11% in the six months ended June 30, 2004 compared to 12% in the six months ended June 30, 2003. The increase in general and administrative expenses resulted primarily from an increase in average headcount to support our internal information technology initiatives and replace outside contractors, annual salary increases and higher health insurance benefits, and higher legal and Sarbanes-Oxley compliance costs. These cost increases were offset in part by a decrease in outside contractors, lower D&O insurance premiums and lower incentive compensation costs. The six months ended June 30, 2003 included a $509,000 benefit for the favorable resolution of certain customer and other disputes.

     Amortization of Intangibles. Amortization of intangibles was $1.7 million in the six months ended June 30, 2004 compared to $1.4 million in the six months ended June 30, 2003. The increase results from the amortization of customer list intangibles acquired in the acquisitions of Vista in second quarter 2003, Engage in third quarter 2003, and Timera in first quarter 2004.

     Restructuring Charge and Adjustments to Acquisition-Related Reserves. We recorded a $2.7 million restructuring charge in first quarter 2004 for one-time termination benefits related to a workforce reduction of 47 full-time employees (“FTE”), primarily in sales and consulting services functions in the Americas, Europe and Asia/Pacific, and for closure costs of certain offices in the Americas and Europe that were either under performing or under utilized and used primarily by consulting services personnel. All workforce reductions and office closures associated with this charge were made on or before March 31, 2004. In addition, during first quarter 2004, we increased our acquisition-related reserves by $125,000 to reflect our revised estimates of facility closure costs and various acquisition-related reserves recorded in connection with the acquisitions of E3 Corporation and Vista Software Solutions, respectively

     Relocation Costs to Consolidate Development and Client Support Activities. In connection with our fourth quarter 2002 CVP initiative, approximately 150 people were offered the opportunity to relocate to as part of a plan to consolidate our development and client support activities at our corporate headquarters. A total of 50 employees were relocated in 2003 as part of this initiative and the related relocation costs have been reported in income from continuing operations as incurred, including $1.3 million in the six months ended June 30, 2003.

     Gain on Sale of Office Facility. We recorded a $639,000 gain in second quarter 2003 on the sale of an excess office facility in the United Kingdom.

Operating Loss

     We incurred an operating loss of $2.4 million in the six months ended June 30, 2004 compared to an operating loss of $2.4 million in the six months ended June 30, 2003. Although total revenues increased 16% in the six months ended June 30, 2004 compared to the six months ended June 30, 2003, this increase was substantially offset by a 27% in increase in cost of product revenues and the 20% increase in operating expenses, excluding amortization of intangibles, restructuring charge and adjustments to acquisition-related reserves, relocation costs to consolidate development and client support activities, and gain on sale of office facility.

     Operating income in our Retail Enterprise Systems business segment increased $3 million, or 48%, to $9.3 million in the six months ended June 30, 2004 from $6.3 million in the six months ended June 30, 2003. The increase in operating income in this business segment results from an $11.4 million increase in total revenues, offset in part by a 22% increase in the cost of maintenance services, a 10% increase in product development costs to support acquired products and migrate our current products to the .Net Platform, a 59% increase in sales and marketing costs, primarily as a result of higher commissions.

     We incurred an operating loss of $155,000 in our In-Store Systems business segment in the six months ended June 30, 2004 compared to an operating loss of $436,000 million in the six months ended June 30, 2003. The decrease in the operating loss in this business segment results from a $3.2 million increase in total revenues, offset in part by a 66% increase in product development costs due to the acquisition of Timera, and a 134% increase in sales and marketing costs, primarily as a result of higher commissions.

     Operating income in our Collaborative Solutions business segment was $5.4 million for the six months ended June 30, 2004 which is flat compared to the six months ended June 30, 2003. Total revenues were flat in this business segment in the six months ended June 30, 2004 compared to the six months ended June 2003. A 35% decrease in sales and marketing costs were substantially offset by a 28% increase in the cost of service revenues and a 27% in increase in product development costs to support acquired products and migrate our current products to the .Net Platform.

Income Tax Provision (Benefit)

     We recorded an income tax benefit of $1.6 million in the six months ended June 30, 2004, compared to an income tax benefit of $510,000, or 35% of the reported loss before income taxes in the six months ended June 30, 2003. The income tax benefit for the six months ended June 30, 2004 includes $1.1 million in one-time income tax benefits that result from a $329,000 one-time income tax benefit recognized in the three months ended March 31, 2004 from the settlement of IRS audits of our 1998 and 1999 federal income tax returns, and an agreement with the IRS to allow the Company to take a research and development expense tax credit for most of the qualifying expenses originally reported in these returns, and a $750,000 one-time income tax benefit recognized in the three months ended June 30, 2004 from the settlement of an IRS audit of our 2000 and 2001 federal income tax returns and a favorable income tax adjustment with Inland Revenue in the United Kingdom. The IRS audit settlement allows us to utilize foreign tax credits that we were previously unable to take as a credit. The effective income tax rate for the six months ended June 30, 2004, excluding the effect of the one-time tax benefits, is 35%.

     The income tax benefits recorded during the six months ended June 30, 2004 and 2003 take into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and do not include the tax benefits realized from the employee stock options exercised during these quarters of $55,000 and $33,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in capital.

Liquidity and Capital Resources

     Working capital at June 30, 2004 was $92.7 million, a decrease of $33.3 million from the $126 million reported at December 31, 2003. Cash, cash equivalents and marketable securities at June 30, 2004 were $86.6 million, a decrease of $28.1 million from the $114.7 million reported at December 31, 2003. The decrease in working capital, and our cash and marketable securities balances during the six months of 2004, resulted primarily from the purchase of our corporate office facility for $23.8 million, and the acquisition of Timera Retail Solutions for $13.6 million. In addition, our net accounts receivable were $36.8 million, or 61 days sales outstanding (“DSOs”), compared to $40.2 million or 65 DSOs at December 31, 2003. The decreases in accounts receivable and DSOs resulted primarily from collections of annual maintenance renewal billings. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including seasonality, shifts in customer buying patterns, the timing of annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.

     Operating activities provided cash of $15 million in the six months ended June 30, 2004 compared to $18 million in six months ended June 30, 2003. The decrease in cash provided from operating activities results primarily from a $9.6 million smaller reduction in accounts receivable balances in the six months ended June 30, 2004 compared to the six months ended June 30, 2003 due to improved collection results during 2003 that lowered the gross accounts receivable balance at December 31, 2003 by $9.9 million compared to December 31, 2002. This decrease was offset in part by (i) a $2 million smaller decrease in accrued expenses due to lower incentive compensation accruals, (ii) a $1.4 million larger increase in accounts payable due to purchases related to our hardware reseller business and higher legal costs, (iii) a $1.1 million larger increase in deferred revenue, primarily deferred maintenance from a larger install base, and (iv) net income of $167,000 in the six months ended June 30, 2004 compared to a net loss of $947,000 in the six months ended June 30, 2003.

     Investing activities utilized cash of $30.9 million in the six months ended June 30, 2004 compared to $6.3 million in the six months ended June 30, 2003. Cash utilized by investing activities in the six months ended June 30,

2004 includes $23.8 million in cash expended to purchase our corporate office facility, $13.6 million in cash expended to acquire Timera Retail Solutions, and $5.8 million in other capital expenditures. Cash utilized by investing activities in the six months ended June 30, 2003 includes $5.6 million in capital expenditures and $4 million to acquire Vista Software Solutions, Inc., offset in part by $1.7 million in proceeds from the disposal of property and equipment, primarily from the sale of an excess office facility in the United Kingdom. All other variances between the comparable six-month periods are due to normal maturing and reinvesting of marketable securities.

     Financing activities provided cash of $422,000 in the six months ended June 30, 2004 compared to $1.6 million in the six months ended June 30, 2003. The activity in both periods includes comparable proceeds from the issuance of common stock under our stock option plans. We received $2.2 million in proceeds from the issuance of stock under our 1999 Employee Stock Purchase Plan (“1999 Purchase Plan”) in the six months ended June 30, 2003. This source of cash did not recur in the six months ended June 30, 2004 as we terminated the 1999 Purchase Plan in August 2003. The financing activities in the six months ended June 30, 2003 also include the repurchase of 75,000 shares of our common stock for $757,000 under a stock repurchase program authorized by our Board of Directors.

     Changes in the currency exchange rates of our foreign operations had the effect of decreasing cash by $577,000 in the six months ended June 30 2004 and increasing cash by $1.2 million in the six months ended June 30, 2003. The US Dollar continues to be weak against major foreign currencies including the Euro and the British Pound. We currently use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the short-term foreign currency exchange exposure associated with foreign currency denominated assets and liabilities which exist as part of our ongoing business operations. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under SFAS No. 133. Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income, net, offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables.

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

     We estimate that JDA will incur direct transaction costs of approximately $10 to $15 million associated with the pending merger with QRS Corporation, including direct costs of the acquisition as well as liabilities to be accrued in connection with the acquisition, including severance and related costs. In addition, QRS estimates that it will incur additional direct transaction costs of approximately $2.5 million that will be expensed as incurred. We also believe the combined entity may incur charges to operations, which are not currently reasonably estimable, in the quarter in which the merger is completed or the following quarters, to reflect costs associated with integrating the two companies. There can be no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the merger.

     We believe our cash and cash equivalents, investments in marketable securities, and net cash provided from operations will provide adequate liquidity to meet our normal operating requirements for the foreseeable future. A major component of our positive cash flow is the collection of accounts receivable. The collection of accounts receivable continues to be an area of focus and we have tightened up our credit authorization procedures. Further, we invest our excess cash in short-term, interest-bearing instruments that have a low risk of capital loss, such as U.S. government securities, commercial paper and corporate bonds, and money market securities. Commercial paper must be rated “1” by 2 of the 5 nationally recognized statistical rating organizations. Corporate bonds must be rated Aa2 or AA or better by Moody’s and S&P, respectively.

Critical Accounting Policies

     We have identified the policies below as critical to our business operations and the understanding of our results of operations. There have been no changes in our critical accounting policies during the six months ended June 30, 2004. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Software license revenue is recognized when a license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. If a software license contains an undelivered element, the vendor-specific objective evidence (“VSOE”) of fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. The undelivered elements are primarily training, consulting and maintenance services. VSOE of fair value for training and consulting services is based upon hourly rates charged when those services are sold separately. VSOE of fair value for maintenance is the price customers will be required to pay when it is sold separately (that is, the renewal rate). In addition, if a software license contains customer acceptance criteria or a cancellation right, the software revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. Payments for our software licenses are typically due in installments within twelve months from the date of delivery. Although infrequent, where software license agreements call for payment terms of twelve months or more from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied.

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

•	Intangible Assets. Our business combinations typically result in goodwill and other intangible assets, which affects the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets and the annual impairment tests require management to make estimates of future revenues, customer retention rates and other assumptions that affect our consolidated financial statements.

•	Product Development. The costs to develop new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. We consider technological feasibility to have occurred when all planning, designing, coding and testing have been completed according to design specifications. Once technological feasibility is established, any additional costs would be capitalized. We believe our current process for developing software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

•	Income Taxes. Our income tax policy records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We follow specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.

•	Stock-Based Compensation. We do not record compensation expense for options granted to our employees as all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, we have not recorded compensation expense for shares issued under our employee stock purchase plan. We terminated our 1999 Purchase Plan in August 2003. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma disclosure on a quarterly and annual basis of net income (loss) and net income (loss) per common share for employee stock option grants made, and shares issued under our employee stock purchase plan, as if the fair-value method defined in SFAS No. 123 had been applied.

•	The following table presents pro forma disclosure of net income (loss) and basic and diluted earnings (loss) per share as if stock-based employee compensation had been recognized during the three and six month periods ended June 30, 2004 and 2003. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income (loss)— as reported	$604	$1,291	$167	$(947)
Less: stock-based compensation expense, net of related tax effects	(879)	(1,513)	(1,628)	(3,247)

Pro forma net loss	$(275)	$(222)	$(1,461)	$(4,194)
Basic earnings (loss) per share — as reported	$.02	$.05	$.01	$(.03)
Diluted earnings (loss) per share — as reported	$.02	$.05	$.01	$(.03)
Basic loss per share — pro forma	$(.01)	$(.01)	$(.05)	$(.15)
Diluted loss per share — pro forma	$(.01)	$(.01)	$(.05)	$(.15)

•	Derivative Instruments and Hedging Activities. During fourth quarter 2003, we began using derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income, net, offset by the gains or losses resulting from the settlement of the underlying foreign denominated assets and liabilities.

Factors That May Affect Our Future Results or the Market Price of Our Stock

     We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2004 and for the three and six months then ended contained elsewhere in this Form 10-Q.

Special Risk Factors Relating to Our Pending Merger with QRS Corporation

     In addition to the general risks discussed below, there are some particular risks that we face in connection with our pending merger with QRS Corporation, both if the merger is completed and if it is not. Those additional risks are discussed in the Registration Statement on Form S-4 (registration number 333-117674) that we filed with the SEC on July 26, 2004 in connection with the shares we propose to issue to QRS stockholders if the merger is completed. We urge you to read those additional risks, as well as the ones set out below, and we have attached those additional risks as Exhibit 99.1 to this quarterly report on Form 10-Q.

Regional And/Or Global Changes in Economic, Political And Market Conditions Could Cause Decreases in Demand For Our Software And Related Services Which Could Negatively Affect Our Revenue And Operating Results And The Market Price of Our Stock.

     Our revenue and profitability depend on the overall demand for our software and related services. A regional and/or global change in the economy and financial markets could result in delay or cancellation of customer purchases. Historically, developments associated with terrorist attacks on United States’ interests, the US war and continued violence in Iraq, and the Severe Acute Respiratory Syndrome (“SARS”) have resulted in economic, political and other uncertainties, and such factors could further adversely affect our revenue growth and operating results. If demand for our software and related services decrease, our revenues would decrease and our operating results would be adversely affected. Our inability to license software products to new customers may cause our stock price to fall.

Our Quarterly Operating Results May Fluctuate Significantly, Which Could Adversely Affect the Price of Our Stock.

     Our quarterly operating results have varied and are expected to continue to vary in the future. If our quarterly operating results fail to meet management’s or analysts’ expectations, the price of our stock could decline. Many factors may cause these fluctuations, including:

•	Demand for our software products and services, including the size and timing of individual contracts and our ability to recognize revenue with respect to contracts signed in the quarter, particularly with respect to our larger customers;

•	Changes in the length and complexity of our sales cycle;

•	Competitive pricing pressures and the competitive success or failure on significant transactions;

•	Customer order deferrals resulting from the anticipation of new products, economic uncertainty, disappointing operating results by the customer, or otherwise;

•	The timing of new software product and technology introductions and enhancements to our software products or those of our competitors, and market acceptance of our new software products and technology;

•	Changes in the number or size of maintenance contract cancellations;

•	Changes in our operating expenses;

•	Changes in the mix of domestic and international revenues, or expansion or contraction of international operations;

•	Our ability to complete fixed price consulting contracts within budget;

•	Foreign currency exchange rate fluctuations;

•	Operational issues resulting from corporate reorganizations; and

•	Lower-than-anticipated utilization in our consulting services group as a result of reduced levels of software sales, reduced implementation times for our products, changes in the mix of demand for our software products, or other reasons.

Our Stock Price Has Been And May Remain Volatile.

     The trading price of our common stock has in the past and may in the future be subject to wide fluctuations. Examples of factors that we believe have caused fluctuations in our stock price in the past include the following:

•	Cancelled or delayed purchasing decisions;

•	The millennium change;

•	Conversion to the Euro currency;

•	External and internal marketing issues;

•	Our announcement of our reduced visibility and increased uncertainty concerning future demand for our products;

•	Increased competition;

•	Elongated sales cycles;

•	A limited number of reference accounts with implementations in the early years of product release;

•	Certain design and stability issues in early versions of our products; and

•	Lack of desired features and functionality.

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

     We Are Dependent Upon the Retail Industry.

     Historically, we have derived approximately 75% or more of our revenues from the license of software products and the performance of related services to retail customers, and our future growth is critically dependent on increased sales to retail customers. The acquisitions of Arthur and Timera extended our product offerings in the Retail Enterprise Systems and In-Store Systems segments of our business. The acquisitions of Intactix, NeoVista Decision Series, E3, Vista, and Engage not only have expanded our product offerings, but have also provided us with collaborative applications that address new vertical market opportunities with the manufacturers and wholesalers who supply our traditional retail customers. The success of our customers is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, we believe that the licensing of certain of our software products involves a large capital expenditure, which is often accompanied by large-scale hardware purchases or other capital commitments. As a result, demand for our products and services could decline in the event of instability or potential downturns.

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

     Certain of our software products, including Portfolio Point of Sale, Portfolio Workforce Management, Portfolio Registry, Trade Events Management and certain modules of Portfolio CRM and Intellect, have been commercially released within the last two years. Portfolio Advanced Replenishment and other modules of Intellect are still in beta testing or under development. In addition, we have only recently announced our intentions to develop or acquire a series of business-to-business e-commerce solutions, including products in furtherance of our pursuit of the market for Collaborative Solutions. The markets for these products are new and evolving, and we believe that retailers and their suppliers may be cautious in adopting web-based and other new technologies. Consequently, we cannot predict the growth rate, if any, and size of the markets for our e-commerce products or that these markets will continue to develop. Potential and existing customers may find it difficult, or be unable, to successfully implement our e-commerce products, or may not purchase our products for a variety of reasons, including their inability or unwillingness to deploy sufficient internal personnel and computing resources for a successful implementation. In addition, we must overcome significant obstacles to successfully market our newer products, including limited experience of our sales and consulting personnel. If the markets for our newer products fail to develop, develop more slowly or differently than expected or become saturated with competitors, or if our products are not accepted in the marketplace or are technically flawed, our business, operating results and financial condition will decline.

We Are Investing Heavily in Re-Writing Many of Our Products for the Microsoft ..Net Platform.

     We are developing a series of enhancements to the JDA Portfolio products, based upon the Microsoft .Net technology platform (“.Net Platform”), that we believe will position us uniquely in the retail and collaborative solutions markets. Our goals are to ensure that our solutions offer: (i) increased ease of use, (ii) increased integration of business processes, (iii) reduced cost of ownership, (iv) faster implementation, and (v) faster return on investment. We believe our next generation technology will enhance our competitive position since we will be able to offer significant features and functionality using an advanced technology platform. We released Portfolio 2004, a fully synchronized, integrated release of all our existing products, in first quarter 2004. Portfolio 2004 included our first .Net Platform application, Portfolio Registry. Our goal is to begin delivering the next applications on the .Net Platform in fourth quarter 2004, starting with Portfolio Replenishment by E3, followed by the first components of Portfolio Enterprise Planning by Arthur, the first components of our Revenue Management solutions, and certain of our Intellect applications. This is a significant investment by the Company as we are building our next generation of products, while at the same time, we continue development efforts on our existing products and complete the integration of acquired products. We also plan to develop new products as well as shared code components using the .Net Platform. The risks of our commitment to the .Net Platform include, but are not limited to, the following:

•	The possibility that it may be more difficult than we currently anticipate to develop our products for the .Net Platform, and we could incur costs in excess of our projections to complete the planned transition of our product suite;

•	The possibility that prospective customers will refrain from purchasing the current versions of products to be re-written because they are waiting for the .Net Platform versions;

•	The possibility that our .Net Platform beta customers will not become favorable reference sites;

•	Adequate scalability of the .Net Platform for our largest customers;

•	The possibility we may not complete the transition to the .Net Platform in the time frame we currently expect;

•	The ability of our development staff to learn how to efficiently and effectively develop products using the .Net Platform;

•	Our ability to transition our customer base onto the .Net Platform when it is available;

•	The possibility that it may take several quarters for our consulting and support organizations to be fully trained and proficient on this new technology and as a result, we may encounter difficulties implementing and supporting new products or versions of existing products based on the .Net Platform;

•	We may be required to supplement our consulting and support organizations with .Net proficient resources from our product development teams to support early .Net implementations which could impact our development schedule for the release of additional .Net products;

•	Microsoft’s ability to achieve market acceptance of the .Net platform; and

•	Microsoft’s continued commitment to enhancing and marketing the .Net platform.

     The risk associated with developing products that utilize new technologies remains high. Despite our increasing confidence in this investment and our efforts to mitigate the risks of the .Net Platform project, there can be no assurances that our efforts to re-write many of our current products and to develop new products using the .Net Platform will be successful. If the .Net Platform project is not successful, it likely will have a material adverse effect on our business, operating results and financial condition. Moreover, we cannot assure you that, even if we successfully re-write our products on the         .Net Platform, our re-written products will achieve market acceptance.

We May Introduce New Lines of Business Where We Are Less Experienced.

     We may introduce new lines of business that are outside our traditional focus on software licenses and related maintenance and implementation services. For example, the pending acquisition of QRS Corporation will involve the adoption of new business models as we attempt to deliver marketplace solutions that involve both applications and data services. Introducing new lines of business involves a number of uncertainties, including a lack of internal resources and expertise to operate and grow such new lines of business, immature internal processes and controls, inexperience predicting revenues and expenses for the new lines of business, and the possibility that such new lines of business will divert management attention and resources from our traditional business. The inability of management to effectively develop and operate these new lines of business could have a material adverse effect on our business, operating results and financial condition. Moreover, we may not be able gain acceptance of any new lines of business in our markets, penetrate new markets successfully, or obtain the anticipated or desired benefits of such new lines of business.

There Are Many Risks Associated with International Operations.

     Our international revenues represented 41% of total revenues in the six months ended June 30, 2004 as compared to 44% and 43% in the years ended December 31, 2003 and 2002, respectively. If our international operations grow, we must recruit and hire a number of new consulting, sales and marketing and support personnel in the countries in which we have or will establish offices. Our entry into new international markets typically requires the establishment of new marketing and distribution channels as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. The opening of our new offices typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. If we are less successful in a new market than we expect, we may not be able to realize an adequate return on our initial investment and our operating results could suffer. If we have to downsize certain international operations, the costs to do so are typically much higher than downsizing costs in the United States, particularly in Europe. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, that we will be successful at hiring, training or retaining such personnel or that we can expand or contract our international operations in a timely, cost effective manner.

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

     The competition for our In-Store Systems is more fragmented than the competition for our Retail Enterprise Systems. We compete primarily with small point-of-sale focused companies such as CRS Business Computers, Kronos Incorporated, MICRO Systems, Inc. (formerly Datavantage, Inc.), Radiant Systems, Inc., 360 Commerce, Tomax Technologies, Triversity, Inc., Workbrain, Inc., and Workplace Systems International. We also compete with other broad solution set providers such as NSB Retail Systems PLC, Retek, Inc., and SAP AG (Campbell Software Division).

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

We May Have Difficulty Implementing Our Products.

     Our software products are complex and perform or directly affect mission-critical functions across many different functional and geographic areas of the enterprise. Consequently, implementation of our software products can be a lengthy process, and commitment of resources by our clients is subject to a number of significant risks over which we have little or no control. Although average implementation times have recently declined, we believe the implementation of the UNIX/Oracle versions of our products can be longer and more complicated than our other applications as they typically (i) appeal to larger retailers who have multiple divisions requiring multiple implementation projects, (ii) require the execution of implementation procedures in multiple layers of software, (iii) offer a retailer more deployment options and other configuration choices, and (iv) may involve third party integrators to change business processes concurrent with the implementation of the software. Delays in the implementations of any of our software products, whether by our business partners or us, may result in client dissatisfaction, disputes with our customers, or damage to our reputation. There is also a risk that it may take several quarters for our consulting and support organizations to be fully trained and proficient on the new .Net technology platform and as a result, we may encounter difficulties implementing and supporting new products or versions of existing products based on the .Net Platform. In addition, we may be required to supplement our consulting and support organizations with .Net proficient resources from our product development teams to support early .Net implementations which could impact our development schedule for the release of additional .Net products. Significant problems implementing our software therefore, can cause delays or prevent us from collecting license fees for our software and can damage our ability to get new business.

We May Not Achieve the Desired Results From Our ePathways Implementation Methodology.

     We have invested in the development of an ePathways methodology with the objective of optimizing the delivery of services related to shorter implementation cycle projects typically associated with our Portfolio Space Management, Portfolio Planning and Portfolio Replenishment applications, and improving our utilization rates. A key facet of this methodology involves the delivery of services through the Internet using industry standard technology. There can be no assurance that the ePathways methodology can be successfully implemented within our service organization, that customers will readily accept this method of delivery of our services, or that our utilization rates will improve. If we are unsuccessful implementing the ePathways methodology, or the timeframe for its full roll-out is extended, and our utilization rates do not improve, our business, operating results and financial condition would be adversely affected.

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

Anti-takeover Provisions in Our Organizational Documents and Stockholders’ Rights Plan and Delaware Law Could Prevent or Delay a Change in Control.

          Our certificate of incorporation, which authorizes the issuance of “blank check preferred” stock, our stockholders’ rights plan which permits our stockholders to counter takeover attempts, and Delaware state corporate laws which restrict business combinations between a corporation and 15% or more owners of outstanding voting stock of the corporation for a three-year period, individually or in combination, may discourage, delay or prevent a merger or acquisition that a JDA stockholder may consider favorable.

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

     Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 41% of total revenues in the six months ended June 30, 2004, as compared to 44% and 43% in the years ended December 31, 2003 and 2002, respectively. In addition, the identifiable net assets of our foreign operations totaled 19% of consolidated net assets at June 30, 2004, as compared to 20% at December 31, 2003. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting unrealized foreign currency exchange gains of $801,000 in the six months ended June 30, 2004 and $720,000 in the six months ended June 30, 2003.

     Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net working capital as of June 30, 2004 to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the June 30,2004 rates would result in a currency translation loss of $1.5 million before tax. We use derivative financial instruments to manage this risk.

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

     At June 30, 2004, we had forward exchange contracts with a notional value of $8.4 million and an associated net forward contract receivable of $87,000, which is included in prepaid expenses and other current assets. At December 31, 2003, we had forward exchange contracts with a notional value of $10.3 million and an associated net forward contract liability of $147,000, which is included in accrued expenses and other liabilities. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We prepared sensitivity analyses of the impact of changes in foreign currency exchange rates on our forward exchange contracts at June 30, 2004. Based on the results of these analyses, a 10% adverse change in all foreign currency rates from the June 30, 2004 rates would result in a net forward contract receivable of $914,000 that would offset the underlying currency translation loss on our net foreign assets. We recorded foreign currency exchange loss of $68,000 and a gain of $145,000 in the three and six months ended June 30, 2004, respectively, and a $350,000 foreign currency exchange gain for the year ended December 31, 2003.

     Interest rates. We invest our cash in a variety of financial instruments, including bank time deposits and variable and fixed rate obligations of the U.S. Government and its agencies, states, municipalities, commercial paper and corporate bonds. These investments are denominated in U.S. dollars. We classify all of our investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on our investments is reflected in our financial statements under the caption “Other income, net.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have suffered a decline in market value due to a change in interest rates. We hold our investment securities for purposes other than trading. The fair value of securities held at June 30, 2004 was $25.1 million, which is approximately the same as amortized cost, with interest rates generally ranging between 1% and 2%.

Item 4: Controls and Procedures

     During and subsequent to the reporting period, and under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that were in effect at the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on June 30, 2004 were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting, or to our knowledge, in other factors that could significantly affect these controls subsequent to June 30, 2004. While we have not identified any material weakness or condition in our disclosure controls and procedures that would cause us to consider them ineffective for their intended purpose, we nevertheless have identified certain deficiencies in our manual accounting procedures related to the consolidation of our financial position that resulted in immaterial, inappropriate classifications of the foreign currency translation adjustment in certain of our consolidated balance sheets. We have dedicated resources to correct this issue and have implemented the necessary corrections. These deficiencies did not have a material impact on the quality or accuracy of our financial statements.

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

     Not applicable

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Our 2004 Annual Meeting of Stockholders was held on May 17, 2004 at our World Headquarters at 14400 North 87th Street, Scottsdale, Arizona 85260. Two proposals were voted on at the Annual Meeting and the results of voting are as follows:

     Proposal No.1: To elect two Class II Directors to serve a three-year term on our Board of Directors. The Class II Director nominees were Douglas G. Marlin and Jock Patton. Mr. Marlin received the following votes: For – 22,146,000; Withheld – 1,328,566. Mr. Patton received the following votes: For 22,145,950; Withheld – 1,328,616. The terms of J. Michael Gullard and William C. Keiper, our Class I Directors, and James D. Armstrong, our Class III Director, continued after the Annual Meeting of Stockholders.

     Proposal No. 2: To ratify the appointment of Deloitte & Touche LLP as the Company’s independent public accountants for the year ending December 31, 2004. Proposal No. 2 received the following votes: For – 22,881,107; Against – 591,346; Abstain – 2,113.

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

We filed a Form 8-K dated June 17, 2004 with the Securities and Exchange Commission on June 18, 2004 announcing our Agreement and Plan of Merger with QRS Corporation.

We filed a Form 8-K dated July 6, 2004 with the Securities and Exchange Commission on July 6, 2004 to furnish copies of our July 6, 2004 press release announcing preliminary financial results for the quarter ended June 30, 2004 and the transcript of our Preliminary Software License Results Conference Call held on July 6, 2004. In addition, the Form 8-K included a discussion of the non-GAAP financial measures of operating income and earnings per share provided in the July 6, 2004 press release.

We filed a Form 8-K dated July 19, 2004 with the Securities and Exchange Commission on July 19, 2004 to furnish a copy of our July 19, 2004 press release announcing final financial results for the quarter ended June 30, 2004. In addition, the Form 8-K included a discussion of the non-GAAP financial measures of operating income and earnings per share provided in the July 19, 2004 press release.

This information provided in the Form 8-Ks and the Exhibits attached thereto announcing the preliminary and final financial results for the quarters ended March 31, 2004 and June 30, 2004 were furnished under “Item 12. Disclosure of Results of Operations and Financial Condition.” The information shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall these reports be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, except as expressly set forth by specific reference in such filing.

We filed a Form 8-K dated July 26, 2004 with the Securities and Exchange Commission on July 27, 2004 announcing the filing of our Registration Statement on Form S-4 that covers the shares of JDA common stock to be issued in connection with the Agreement and Plan of Merger with QRS Corporation.

JDA SOFTWARE GROUP, INC.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDA SOFTWARE GROUP, INC.
Dated: August 6, 2004	By:	/s/ Kristen L. Magnuson
Kristen L. Magnuson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #		Description of Document
2.1**	—	Asset Purchase Agreement dated as of June 4, 1998, by and among JDA Software Group, Inc., JDA Software, Inc. and Comshare, Incorporated.

2.2##	—	Asset Purchase Agreement dated as of February 24, 2000, by and among JDA Software Group, Inc., Pricer AB, and Intactix International, Inc.

2.3###	—	Agreement and Plan of Reorganization dated as of September 7, 2001, by and among JDA Software Group, Inc., E3 Acquisition Corp., E3 Corporation and certain shareholders of E3 Corporation.

2.4****	—	Agreement and Plan of Merger dated as of June 17, 2004, by and among JDA Software Group, Inc., CVP2 Corp. and QRS Corporation

3.1####	—	Third Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated July 23, 2002.

3.2***	—	First Amended and Restated Bylaws of JDA Software Group, Inc.

4.1*	—	Specimen Common Stock Certificate of JDA Software Group, Inc.

10.1*(1)	—	Form of Indemnification Agreement.

10.2*(1)	—	1995 Stock Option Plan, as amended, and form of agreement thereunder.

10.3•••(1)	—	1996 Stock Option Plan, as amended on March 28, 2003.

10.4*(1)	—	1996 Outside Directors Stock Option Plan and forms of agreement thereunder.

10.5•••(1)	—	Executive Employment Agreement between James D. Armstrong and JDA Software Group, Inc. dated July 23, 2002, together with Amendment No. 1 effective August 1, 2003.

10.6•••(1)	—	Executive Employment Agreement between Hamish N. Brewer and JDA Software Group, Inc. dated January 22, 2003, together with Amendment No. 1 effective August 1, 2003.

10.7 (1)####	—	Executive Employment Agreement between Kristen L. Magnuson and JDA Software Group, Inc. dated July 23, 2002.

10.8•••(1)	—	1998 Nonstatutory Stock Option Plan, as amended on March 28, 2003.

10.9#(1)	—	1998 Employee Stock Purchase Plan.

10.10†	—	1999 Employee Stock Purchase Plan.

10.11††††	—	Lease Agreement between Opus West Corporation and JDA Software Group, Inc. dated April 30, 1998, together with First Amendment dated June 30, 1998, Second Amendment dated November 23, 1998, revised and restated Third Amendment dated October 20, 1999, Fourth Amendment dated May 30, 2001, Fifth Amendment dated May 31, 2001, Sixth Amendment dated August 2001, Seventh Amendment dated June 30 2003, and Letter Agreement dated June 30, 2003.

10.12**	—	Software License Agreement dated as of June 4, 1998 by and between Comshare, Incorporated and JDA Software, Inc.

10.13•••	—	Purchase Agreement between Opus Real Estate Arizona II, L.L.C. and JDA Software Group, Inc. dated February 5, 2004.

10.14•••(2)	—	Value-Added Reseller License Agreement for Uniface Software between Compuware Corporation and JDA Software Group, Inc. dated April 1, 2000, together with Product Schedule No. One dated June 23, 2000, Product Schedule No. Two dated September 28, 2001, and Amendment to Product Schedule No. Two dated December 23, 2003.

10.15•••(1)	—	JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 2004.

10.16••••(1)	—	Non-Plan Stock Option Agreement between JDA Software Group, Inc. and William C. Keiper, dated March 4, 1999.

10.17***(1)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and Kristen L. Magnuson, amending certain stock options granted to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on September 11, 1997 and January 27, 1998.

Exhibit #		Description of Document
10.18††(1)	—	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the From of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement).

10.19†††(1)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.20•(1)(3)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.21• (1)(3)	—	Form of Nonstatutory Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.22• (1) (4)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1995 Stock Option Plan

10.23• (1)(5)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan

10.24• (1)(6)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan

10.25••	—	Secured Loan Agreement between JDA Software Group, Inc. and Silvon Software, Inc. dated May 8, 2001, together with Secured Promissory Note and Security Agreement.

31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	—	Specific Risk Factors relating to the pending merger of JDA Software Group, Inc. and QRS Corporation. These Risk Factors Appear on Pages 15 through 21 of the Preliminary Joint Proxy Statement/Prospectus Included in the Registration Statement on Form S-4 (File No. 333-117674) filed by JDA Software Group, Inc. with the Securities and Exchange Commission of July 26, 2004.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

**	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1998, as filed on June 19, 1998.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.

****	Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-117674), as filed on July 26, 2004.

†	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, as filed on August 19, 1999.

††	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998.

†††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed on November 13, 1998.

††††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, as filed on August 13, 2003.

#	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, as filed on March 31, 1998.

##	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2000, as filed on March 1, 2000.

###	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2001, as filed on September 21, 2001.

####	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 12, 2002.

•	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.

••	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, as filed on August 14, 2001.

•••	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004.

••••	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, as filed on May 10, 2004.

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(2)	Confidential treatment has been granted as to part of this exhibit.

(3)	Applies to James D. Armstrong.

(4)	Applies to Hamish N. Brewer and Gregory L. Morrison.

(5)	Applies to Hamish N. Brewer, Peter J. Charness, Scott D. Hines, Gregory L. Morrison and David J. Tidmarsh.

(6)	Applies to Senior Executive Officers with the exception of James D. Armstrong and Kristen L. Magnuson.