Form 10-Q
period 2004-09-30
JDA SOFTWARE GROUP INC
filed 2004-11-09
CIK 1006892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
Yes ☒ No ☐

          The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 29,111,431 as of November 1, 2004.

JDA SOFTWARE GROUP, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

JDA SOFTWARE GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$74,934	$77,464
Marketable securities	20,541	37,266

Total cash, cash equivalents and marketable securities	95,475	114,730
Accounts receivable, net	32,289	40,162
Income tax receivable	1,210	2,447
Deferred tax asset	3,858	4,863
Prepaid expenses and other current assets	10,806	11,768
Promissory note receivable	2,766	2,911

Total current assets	146,404	176,881
Property and Equipment, net	47,402	21,944
Goodwill	70,019	62,397
Other Intangibles, net	54,934	55,640
Deferred Tax Asset	8,700	3,763

Total assets	$327,459	$320,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,317	$2,568
Accrued expenses and other liabilities	17,025	23,034
Deferred revenue	32,640	25,234

Total current liabilities	53,982	50,836
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized, 50,000,000 shares; issued 29,483,604 and 29,429,747 shares, respectively	295	294
Additional paid-in capital	247,354	246,716
Retained earnings	31,819	30,003
Accumulated other comprehensive loss	(1,439)	(2,672)

	278,029	274,341
Less treasury stock, at cost, 414,702 shares	(4,552)	(4,552)

Total stockholders’ equity	273,477	269,789

Total liabilities and stockholders’ equity	$327,459	$320,625

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUES:
Software licenses	$10,245	$19,121	$38,909	$42,353
Maintenance services	20,217	18,630	59,343	52,332

Product revenues	30,462	37,751	98,252	94,685
Consulting services	18,141	18,451	56,678	52,409
Reimbursed expenses	1,710	1,749	4,645	5,077

Service revenues	19,851	20,200	61,323	57,486
Total revenues	50,313	57,951	159,575	152,171

COST OF REVENUES:
Cost of software licenses	413	429	1,841	852
Amortization of acquired software technology	1,299	1,162	3,859	3,332
Cost of maintenance services	4,883	4,466	14,716	12,754

Cost of product revenues	6,595	6,057	20,416	16,938
Cost of consulting services	12,747	14,605	40,783	42,784
Reimbursed expenses	1,710	1,749	4,645	5,077

Cost of service revenues	14,457	16,354	45,428	47,861
Total cost of revenues	21,052	22,411	65,844	64,799

GROSS PROFIT	29,261	35,540	93,731	87,372
OPERATING EXPENSES:
Product development	12,559	12,711	39,741	35,499
Sales and marketing	10,171	11,960	32,831	29,744
General and administrative	6,264	6,082	18,751	17,658
Amortization of intangibles	849	798	2,539	2,242
Restructuring charge and adjustments to acquisition- related reserves	—	—	2,824	—
Relocation costs to consolidate development and client support activities	—	458	—	1,718
Gain on sale of office facility	—	—	—	(639)

Total operating expenses	29,843	32,009	96,686	86,222

OPERATING INCOME (LOSS)	(582)	3,531	(2,955)	1,150
Net gain on acquisition breakup fee	1,200	—	1,200	—
Other income, net	601	217	1,571	1,141

INCOME (LOSS) BEFORE INCOME TAXES	1,219	3,748	(184)	2,291
Income tax provision (benefit)	(430)	374	(2,000)	(136)

NET INCOME	$1,649	$3,374	$1,816	$2,427

BASIC EARNINGS PER SHARE	$.06	$.12	$.06	$.09

DILUTED EARNINGS PER SHARE	$.06	$.11	$.06	$.08

SHARES USED TO COMPUTE:
Basic earnings per share	29,064	28,659	29,051	28,540

Diluted earnings per share	29,191	29,368	29,486	28,899

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
NET INCOME	$1,649	$3,374	$1,816	$2,427
OTHER COMPREHENSIVE INCOME:
Unrealized holding gain (loss) on marketable securities Available for sale, net	14	34	(15)	2
Foreign currency translation income	447	370	1,248	1,090

COMPREHENSIVE INCOME	$2,110	$3,778	$3,049	$3,519

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months
	Ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net income	$1,816	$2,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,234	12,247
Provision for doubtful accounts	250	500
Tax benefit – stock options and employee stock purchase plan and other	70	301
Net gain on acquisition breakup fee	(1,200)	—
Gain on sale of office facility	—	(639)
Deferred income taxes	(3,240)	(4,883)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	8,829	6,758
Income tax receivable	1,302	5,027
Prepaid expenses and other current assets	(1,091)	(635)
Accounts payable	1,840	(40)
Accrued expenses and other liabilities	(5,745)	(4,049)
Deferred revenue	6,228	2,793

Net cash provided by operating activities	22,293	19,807

INVESTING ACTIVITIES:
Purchase of marketable securities	(32,107)	(39,673)
Sales of marketable securities	12,473	100
Maturities of marketable securities	36,344	32,947
Acquisition breakup fee	3,750	—
Purchase of Timera Retail Solutions	(13,574)	—
Purchase of Vista Software Solutions, Inc.	—	(4,006)
Purchase of Engage, Inc.	—	(3,349)
Payment of direct costs related to the acquisition of E3 Corporation	(295)	(633)
Payments received on promissory note receivable	145	88
Purchase of corporate office facility	(23,767)	—
Purchase of property and equipment	(8,692)	(7,107)
Proceeds from disposal of property and equipment	418	1,783

Net cash used in investing activities	(25,305)	(19,850)

FINANCING ACTIVITIES:
Issuance of common stock – stock option plan	578	1,510
Issuance of common stock - employee stock purchase plan	—	4,071
Purchase of treasury stock	—	(757)
Payments on capital lease obligations	(60)	(205)

Net cash provided by financing activities	518	4,619

Effect of exchange rates on cash	(36)	1,949

Net increase (decrease) in cash and cash equivalents	(2,530)	6,525

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	77,464	71,065

CASH AND CASH EQUIVALENTS, END OF PERIOD	$74,934	$77,590

JDA SOFTWARE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months
	Ended September 30,
	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$2,450	$2,111

Cash received for:
Income tax refunds	$2,970	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

Reduction of goodwill recorded in acquisitions of E3 Corporation and Engage, Inc.	$766

Acquisition of Timera Retail Solutions:
Fair value of current assets acquired	$(1,205)
Fair value of fixed assets acquired	(250)
Goodwill	(8,388)
Software technology	(4,600)
Customer lists	(1,100)
Fair value of deferred revenue acquired	1,487

Total acquisition cost of Timera Retail Solutions	(14,056)
Reserves for direct costs related to the acquisition	482

Total cash expended to acquire Timera Retail Solutions	$(13,574)

Acquisition of Vista Software Solutions, Inc.:
Fair value of current assets acquired		$(662)
Software technology		(1,100)
Customer lists		(1,110)
Other intangible assets		(80)
Goodwill		(2,290)
Fair value of deferred revenue acquired		681

Total acquisition cost of Vista Software Solutions, Inc.		(4,561)
Reserves for direct costs related to the acquisition		555

Total cash expended to acquire Vista Software Solutions, Inc.		$(4,006)

Acquisition of Engage, Inc.:
Fair value of current assets acquired		$(350)
Software technology		(2,200)
Customer lists		(2,100)
Goodwill		(306)
Fair value of deferred revenue acquired		1,488

Total acquisition cost of Engage, Inc.		(3,468)
Reserves for direct costs related to the acquisition		119

Total cash expended to acquire Engage, Inc.		$(3,349)

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of JDA Software Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

     Certain reclassifications have been made to the September 30, 2003 interim financial statements in order to conform to the September 30, 2004 presentation.

2. Termination of Pending Acquisition of QRS Corporation

     On September 2, 2004, QRS Corporation (“QRS”) exercised its right to terminate our Agreement and Plan of Merger dated June 17, 2004 (“Merger Agreement”) in order to accept a superior proposal from an unrelated third party. Pursuant to the terms of the Merger Agreement, we received a $3.8 million termination fee from QRS on September 3, 2004. The termination fee is reported net of $2.6 million of direct costs incurred by the Company related to the pending acquisition, and has been included in the Consolidated Statements of Income for the three and nine months ended September 30, 2004 under the caption “Net gain on acquisition breakup fee.”

3. Acquisition of Timera Retail Solutions

     On January 29, 2004, we acquired the intellectual property and certain other assets of Timera Retail Solutions (“Timera”) for a total cost of $14.1 million, which includes the purchase price of $13.1 million plus $1.0 million in direct costs of the acquisition. Timera is a provider of integrated workforce management solutions for the retail industry. Timera’s Enterprise Workforce Management product suite expands our JDA Portfolio and complements our existing In-Store Systems with web-based functionality for labor scheduling and budgeting, time and attendance, demand forecasting, labor tracking, and other key processes for proactive store level labor management. The acquisition was accounted for as a purchase, and accordingly, the operating results of Timera have been included in our consolidated financial statements from the date of acquisition. In connection with the Timera acquisition, we extended employment offers to 51 former Timera employees, approximately two-thirds of which are in product development, and have recorded $8.4 million of goodwill in our In-Store Systems reporting unit (see note 7), $4.6 million in software technology, and $1.1 million for customer lists. Pro forma operating results have not been presented as the acquisition is not material to our consolidated financial statements. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Fair value of current assets acquired	$1,205
Fair value of fixed assets acquired	250
Goodwill	8,388
Software technology	4,600
Customer lists	1,100
Fair value of deferred revenue acquired	(1,487)

Total acquisition cost of Timera Retail Solutions	14,056
Accruals for direct costs related to the acquisition	(482)

Total cash expended to acquire Timera Retail Solutions	$13,574

4. Derivative Instruments and Hedging Activities

     We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days and are not designated as hedging instruments under Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income, net, offset by the gains or losses resulting from the settlement of the underlying foreign denominated assets and liabilities.

     At September 30, 2004, we had forward exchange contracts with a notional value of $7.0 million and an associated net forward contract receivable of $47,000. At December 31, 2003, we had forward exchange contracts with a notional value of $10.3 million and an associated net forward contract liability of $147,000, which is included in accrued expenses and other liabilities. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded a foreign currency exchange gain of $36,000 in the three months ended September 30, 2004, as compared to a foreign currency exchange loss of $133,000 in the three months ended September 30, 2003. We recorded foreign currency exchange gains of $181,000 and $292,000 in the nine months ended September 30, 2004 and 2003, respectively.

5. Promissory Note Receivable

     In May 2001, we entered into a secured promissory note agreement with Silvon Software, Inc. (“Silvon”) under which we agreed to loan Silvon $3.5 million. We license certain applications from Silvon for use in our IDEAS product. The loan is collateralized by a first priority security interest in all of Silvon’s intellectual property, accounts receivable and all other assets. The promissory note provided for interest at prime plus 1.5 percentage points, payable monthly, and for periodic payments towards the principal balance through the retention of a portion of the royalties we owe Silvon from sales of the IDEAS product, with any remaining accrued and unpaid interest and principal due and payable on May 8, 2004.

     On May 7, 2004, Silvon notified the Company that it would not make the final May 8, 2004 payment due under the note and advised that an arbitration claim had been filed against the Company. We have subsequently filed a counterclaim for the remaining balance on the note plus interest and attorney fees. Silvon has represented that they are attempting to secure alternative financing on the note. While Silvon arranges for alternative financing, the Company has offered, and Silvon has agreed to accept in principle, certain terms which will form the basis of a definitive Settlement and Forbearance Agreement. These terms include (i) repayment of the outstanding principal and interest (at the default rate of 18%) due on the note on or before March 30, 2005, (ii) retention and application of 100% of the royalty and maintenance fees due Silvon under our existing Distribution License Agreement against the attorney’s fees, interest and outstanding principal due on the note until the note is fully repaid, (iii) the automatic release of the source code from escrow if Silvon has not paid the full amount of the outstanding principal and interest due on the note by March 30, 2005, or if Silvon files for bankruptcy or similar protection before the outstanding principal has been paid, and (iv) Silvon’s waiver of any and all rights against us including without limitation defenses to our remedies as a secured creditor, and their dismissal with prejudice of all claims made against the Company in their arbitration claim. There can be no assurance that we will complete settlement negotiations with Silvon on the foregoing terms, if at all. No adjustments have been made to the carrying amount of the note as we believe the value of the underlying collateral is sufficient to recover the remaining balance on the note if we are required to exercise our legal remedies.

6. Property and Equipment

     We purchased our corporate office facility in Scottsdale, Arizona on February 5, 2004 for $23.8 million in cash. The purchase includes the corporate office building, a new two-story parking garage, and approximately 8.8 acres of land upon which these structures are located.

     In April 2003, we sold a freestanding 5,000 square foot office facility in the United Kingdom for $1.6 million and recognized a gain of $639,000.

7. Goodwill and Other Intangibles, net

     Goodwill and other intangible assets consist of the following:

	September 30, 2004		December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Goodwill	$70,019	$—	$62,397	$—

Other intangibles:
Amortized intangible assets
Customer Lists	40,698	(11,502)	39,598	(8,964)
Software technology	39,660	(17,613)	35,060	(13,754)
Unamortized intangible assets
Trademarks	3,691	—	3,700	—

	84,049	(29,115)	78,358	(22,718)

	$154,068	$(29,115)	$140,755	$(22,718)

     We initially recorded $8.4 million of goodwill in connection with our acquisition of Timera on January 29, 2004 (see Note 3). We subsequently reduced this goodwill by $369,000 in second quarter 2004 based on our revised estimate of fair value for the deferred revenue acquired in the transaction, and increased the goodwill by $425,000 in third quarter 2004 to record additional reserves to exit the leased property assumed in the acquisition.

     We reduced goodwill by $692,000 in second quarter 2004 for the settlement of certain tax positions taken by the Company in connection with our acquisition of E3 Corporation (“E3”) in September 2001. This settlement allowed us to increase the tax basis of non-current deferred tax assets recorded in the acquisition of E3.

     We reduced goodwill by $74,000 in third quarter 2004 based on our revised estimates of the direct costs related to the acquisition of Engage, Inc. in August 2003.

     We found no indication of impairment of our goodwill balances during the nine months ended September 30, 2004 and, absent future indicators of impairment, the next annual impairment test will be performed in fourth quarter 2004. As of September 30, 2004, goodwill has been allocated to our reporting units as follows: $42.0 million to Retail Enterprise Systems, $9.7 million to In-Store Systems, and $18.3 million to Collaborative Solutions.

     The estimated useful lives of our customer list intangibles range from 5 to 13 years. The estimated economic lives of our software technology range from 5 to 15 years. Amortization expense for the three and nine month periods ended September 30, 2004 was $2.1 and $6.4 million, respectively. Amortization expense for the three and nine month periods ended September 30, 2003 was $2.0 million and $5.6 million, respectively. These figures are shown as separate line items in the consolidated statements of income within cost of revenues and operating expenses. We expect amortization expense for the next five years to be as follows:

2004	$8,544
2005	$8,340
2006	$8,153
2007	$7,031
2008	$5,854

8. Earnings per Share

     Earnings per share for the three and nine months ended September 30, 2004 and 2003 is calculated as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income	$1,649	$3,374	$1,816	$2,427
Shares – Basic earnings per share	29,064	28,659	29,051	28,540
Dilutive common stock equivalents	127	709	435	359

Shares – Diluted earnings per share	29,191	29,368	29,486	28,899

Basic earnings per share	$.06	$.12	$.06	$.09

Diluted earnings per share	$.06	$.11	$.06	$.08

9. 2004 Restructuring Charge

     We recorded a $2.7 million restructuring charge in first quarter 2004 for one-time termination benefits related to a workforce reduction of 47 full-time employees (“FTE”), primarily in sales (15 FTE) and consulting services (18 FTE) functions in the Americas, Europe and Asia/Pacific, and for closure costs of certain offices in the Americas and Europe that were either under-performing or under-utilized and used primarily by consulting services personnel. All workforce reductions and office closures associated with this charge were made on or before March 31, 2004. Subsequent to the initial restructuring charge, we have reduced the estimated severance reserve requirements in Europe by $31,000, increased the estimated severance reserves requirements in the Americas by $66,000 due to a contested termination, and reduced our estimate of office closure reserve requirements in the Americas by $21,000.

     A summary of the 2004 restructuring and office closure charges included in accrued expenses and other liabilities is as follows:

			Loss on
	Initial	Cash	disposal	Adjustments to	Balance at
Description of the charge	Reserve	Charges	of assets	Reserve	Sept. 30, 2004
Severance, benefits and legal costs	$1,789	$(1,699)	$—	$31	$121
Office closure costs	899	(347)	(62)	(19)	471

Total	$2,688	$(2,046)	$(62)	$12	$592

     The adjustments to reserve shown in the summary above are reported net of the effect of insignificant changes in foreign currency exchange rates on the reserve balances at September 30, 2004. The remaining balance for severance, benefits and legal costs relates to terminated employees in the Americas that we expect to be paid out by December 31, 2004 and in Europe pending the outcome of a tribunal hearing. The remaining balance for office closure costs is being paid out as the leases and related subleases run through their remaining terms.

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

     We recorded an additional restructuring charge of $5.0 million in fourth quarter 2002 for the workforce reduction and office closure costs to reorganize the Company in connection with the implementation of the Customer Value Program (“CVP”). CVP was designed to (i) refocus the organization on delivering value to our existing customer base, (ii) strengthen our competitive position, (iii) improve the quality, satisfaction and efficiency of our customers’ experience with JDA, (iv) increase revenue, (v) better align our cost structure, and (vi) improve our operating results. The reorganization resulted in the consolidation of nearly all product development and client support activities at our corporate headquarters, a workforce reduction of approximately 204 full-time employees and certain office closures. Office closure costs pertain to certain US, Latin American, and European offices that were either under-performing or became redundant with the reorganization.

     A summary of the 2002 restructuring and office closure charges included in accrued expenses and other liabilities is as follows:

			Loss on				Loss on
	Initial	Cash	disposal	Adjustments	Balance at	Cash	disposal	Balance at
Description of the charge	Reserve	Charges	of assets	to Reserve	Dec 31, 2003	Charges	of assets	Sept. 30, 2004
Severance, benefits and legal costs	$5,204	$(4,846)	$—	$(197)	$161	$(161)	$—	$—
Office closure costs	1,083	(598)	(124)	196	557	(257)	(14)	286

Total	$6,287	$(5,444)	$(124)	$(1)	$718	$(418)	$(14)	$286

     The remaining balance for office closure costs is being paid out as the leases and any related subleases run through their remaining terms.

11. Relocation Costs to Consolidate Development and Client Support Activities

     In connection with our fourth quarter 2002 CVP initiative, approximately 150 people were offered the opportunity to relocate as part of a plan to consolidate our development and client support activities at our corporate headquarters. A total of 50 employees were relocated in 2003 as part of this initiative and the related relocation costs have been reported in income from continuing operations as incurred, including $458,000 and $1.7 million in the three and nine months ended September 30, 2003, respectively.

12. E3 Acquisition Reserves

     In conjunction with the acquisition of E3 Corporation (“E3”) in September 2001, we recorded acquisition reserves of approximately $14.6 million for restructuring costs to exit the activities of E3 and other direct costs associated with the acquisition. These costs related primarily to facility closures, employee severance, investment banker fees, and legal and accounting costs. We subsequently increased the purchase price and E3 acquisition reserves by $1.3 million during 2002 based on revised estimates of the restructuring costs to exit the activities of E3 and other direct costs of the acquisition. During third quarter 2003, we reduced our estimate of employee severance and termination benefits by $172,000, and accrued an additional $190,000 for facility termination and sublease costs based on our revised estimate of the time required to sublease the vacated office space in the current economic environment. We accrued an additional $150,000 for facility termination and sublease costs in first quarter 2004 because of continuing delays in our ability to sublease one remaining unused facility. All adjustments during 2003 and in first quarter 2004 have been made through the income statement. The first quarter 2004 adjustment is included in the caption “Restructuring Charge and Adjustments to Acquisition-Related Reserves.” All employee severance and termination benefits as well as investment banker fees and legal and accounting costs were fully paid by December 31, 2003, and the only remaining reserves at September 30, 2004 are for facility termination and sublease costs which are being paid out as the leases and any related subleases run through their remaining terms.

     The unused portion of the acquisition reserves, which is included in accrued expenses and other liabilities on the balance sheet, was $380,000 at September 30, 2004 and $525,000 at December 31, 2003. A summary of the charges and adjustments recorded against the reserves is as follows:

					Balance			Balance
	Initial	Cash	Adj to	Non-Cash	December 31,	Cash	Adj to	September 30,
Description of charge	Reserve	Charges	Reserves	Charges	2003	Charges	Reserves	2004
Restructuring charges under EITF 95-3:
Facility termination and sublease costs	$4,689	$(5,458)	$1,319	$(25)	$525	$(295)	$150	$380
Employee severance and termination benefits	4,351	(4,363)	12	—	—	—	—	—
Termination payments to distributors	500	(100)	(400)	—	—	—	—	—
E3 user group and trade show cancellation fees	84	(72)	(12)	—	—	—	—	—
Direct costs under SFAS No. 141:
Legal and accounting costs	2,344	(2,751)	407	—	—	—	—	—
Investment banker fees	2,119	(2,119)	—	—	—	—	—	—
Due diligence fees and expenses	350	(376)	26	—	—	—	—	—
Filing fees, appraisal services and transfer taxes	110	(100)	(10)	—	—	—	—	—

Total	$14,547	$(15,339)	$1,342	$(25)	$525	$(295)	$150	$380

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

13. Stock-Based Compensation

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

     The following table presents pro forma disclosures required by SFAS No. 148 of net income (loss) and basic and diluted income (loss) per share as if stock-based employee compensation had been recognized during the three and nine month periods ended September 30, 2004 and 2003. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income — as reported	$1,649	$3,374	$1,816	$2,427
Less: stock-based compensation expense, net of related tax effects	(1,150)	(1,500)	(3,029)	(4,746)

Pro forma net income (loss)	$499	$1,874	$(1,213)	$(2,319)
Basic earnings per share — as reported	$.06	$.12	$.06	$.09
Diluted earnings per share — as reported	$.06	$.11	$.06	$.08
Basic earnings (loss) per share — pro forma	$.02	$.07	$(.04)	$(.08)
Diluted earnings (loss) per share — pro forma	$.02	$.06	$(.04)	$(.08)

14. Income Taxes

     We recorded an income tax benefit of $430,000 in the three months ended September 30, 2004, compared to income tax expense of $374,000, or 10% of the reported income before income taxes in the three months ended September 30, 2003, and an income tax benefit of $2.0 million for the nine months ended September 30, 2004, compared to an income tax benefit of $136,000 in the nine months ended September 30, 2003.

     The income tax benefits for the three and nine months ended September 30, 2004 include $858,000 and $1.9 million in one-time income tax benefits, respectively. The $858,000 one-time tax benefit results from the revision of certain estimates upon the filing of our 2003 federal income tax return. These revisions resulted in an increase in foreign source income which allowed us to utilize foreign tax credits that we were previously unable to take as a credit, and caused us to reduce our foreign tax credit valuation allowance to zero. The $1.9 million one-time income tax benefit for the nine months ended September 30, 2004 includes the $858,000, a $750,000 one-time benefit recognized in the three months ended June 30, 2004 from the settlement of an Internal Revenue Service audit of our 2000 and 2001 federal income tax returns and a favorable income tax adjustment with Inland Revenue in the United Kingdom, plus a $329,000 one-time income tax benefit recognized in the three months ended March 31, 2004 from the settlement of IRS audits of our 1998 and 1999 federal income tax returns, and an agreement with the IRS to allow the Company to take a research and development expense tax credit for most of the qualifying expenses originally reported in these returns. The effective income tax (benefit) rate for the three and nine months ended September 30, 2004, excluding the effect of the one-time tax benefits, is 35% and 34%, respectively.

     The provision (benefit) for income taxes recorded in the three and nine months ended September 30, 2003 includes a one-time tax benefit of $938,000. During 2002, we established a valuation allowance of $3.5 million for foreign tax credit carryovers due to our excess credit position. We subsequently elected in third quarter 2003 to capitalize a significant portion of our research and development costs in the 2002 federal income tax return, which allowed us to more fully utilize certain tax credits that could not previously be realized. With this election, we reversed $2.3 million of the previously recorded valuation allowance, which resulted in the one-time tax benefit of $938,000, an increase to additional paid in capital of $1.1 million, and an increase in income taxes payable of $262,000. The effective tax rate for the three and nine months ended September 30, 2003, excluding the effect of the $938,000 one-time tax benefit, is 35%.

     The income tax (benefit) provisions recorded during the three and nine months ended September 30, 2004 and 2003 take into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and do not include the tax benefits realized from the employee stock options exercised during the three and nine months ended September 30, 2004 of $6,000 and $61,000, respectively, compared to $175,000 and $208,000 in the three and nine months ended September 30, 2003, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in capital.

15. Business Segments and Geographic Data

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenues:
Americas	$37,388	$36,710	$116,149	$95,621
Europe	11,688	15,616	38,405	43,909
Asia/Pacific	4,591	7,051	14,976	17,093

	53,667	59,377	169,530	156,623
Sales and transfers among regions	(3,354)	(1,426)	(9,955)	(4,452)

Total revenues	$50,313	$57,951	$159,575	$152,171

	September 30,	December 31,
	2004	2003
Identifiable assets:
Americas	$274,650	$267,834
Europe	39,959	40,023
Asia/Pacific	12,850	12,768

Total identifiable assets	$327,459	$320,625

     We have organized our business segments around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry:

•	Retail Enterprise Systems include corporate level merchandise management systems (“Merchandise Management Systems”) that enable retailers to manage their inventory, product mix, pricing and promotional execution, and enhance the productivity and accuracy of warehouse processes. In addition, Retail Enterprise Systems include a comprehensive set of tools for planning inventory and in-store space decisions throughout the demand chain, analyzing business results and trends, automating demand forecasting and replenishment, tracking customer shopping patterns, optimizing revenues through trade allowance and promotional program management (“Strategic Merchandise Management Solutions”).

•	In-Store Systems include point-of-sale, labor scheduling and back office applications that enable retailers to capture, analyze and transmit certain sales, store inventory and other operational information to corporate level merchandise management and payroll systems using hand-held, radio frequency devices, point-of-sale workstations or via the Internet. In addition, In-Store Systems include a workforce management solution to optimize the scheduling of in-store labor which typically represents the next largest operational cost for a retailer after inventory.

•	Collaborative Solutions provide applications that enable business-to-business collaborative activities such as collaborative planning, forecasting and replenishment (“CPFR”), collaborative category management including collaborative space and assortment planning, and collaborative revenue management through trade funds management programs. Our Collaborative Solutions offerings leverage existing solutions deployed to retailers within our Retail Enterprise Systems business segment.

     A summary of the revenues, operating income (loss), and depreciation attributable to each of these business segments for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenues:
Retail Enterprise Systems	$34,175	$43,024	$109,607	$107,039
In-Store Systems	4,233	3,896	13,948	10,384
Collaborative Solutions	11,905	11,031	36,020	34,748

	$50,313	$57,951	$159,575	$152,171

Operating income (loss):
Retail Enterprise Systems	$5,204	$7,540	$14,538	$13,828
In-Store Systems	(503)	272	(658)	(164)
Collaborative Solutions	1,830	3,057	7,279	8,465
Other (see below)	(7,113)	(7,338)	(24,114)	(20,979)

	$(582)	$3,531	$(2,955)	$1,150

Depreciation:
Retail Enterprise systems	$1,347	$1,356	$4,127	$4,244
In-Store systems	234	179	731	596
Collaborative Solutions	408	288	1,160	1,068

	$1,989	$1,823	$6,018	$5,908

Other:
Amortization of intangible assets	$849	$798	$2,539	$2,242
Restructuring charge and adjustments to acquisition-related reserves	—	—	2,824	—
Relocation costs to consolidate development and support activities	—	458	—	1,718
Gain on sale of office facility	—	—	—	(639)
General and administrative expenses	6,264	6,082	18,751	17,658

	$7,113	$7,338	$24,114	$20,979

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 reflecting management’s current forecast of certain aspects of our future. It is based on current information that we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward-looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, numbers of personnel, strategic relationships with third parties, acquisitions and strategy. The forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “intend,” “believe,” “should,” “would,” “could,” “anticipate” or other words that convey uncertainty of future events or outcomes. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Quarterly Report on Form 10-Q, which you should read carefully. We would particularly refer you to the section under the heading “Factors That May Affect Our Future Results or The Market Price of Our Stock” for a discussion of the risks confronting our business. The forward-looking statements in this Quarterly Report on Form 10-Q should be considered in the context of these risk factors.

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

Overview

     We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, e-commerce, inventory optimization, and collaborative planning and forecasting requirements of the retail industry and its suppliers. Our collaborative solutions enable retailers and their suppliers to optimize the sharing of plans, information and supply chain decisions between trading partners in the areas of inventory replenishment, marketing/promotions, sales planning/execution and category management. We also offer maintenance services to our software customers, and enhance and support our software business by offering implementation and other services that are designed to enable our clients to rapidly achieve the benefits of our solutions. These services include project management, system planning, system design and implementation, custom configurations, and training services. Demand for our implementation services is driven by, and often trails, sales of our software products. Consulting services revenues are generally somewhat more predictable but generate significantly lower gross margins than software license revenues.

Significant Trends and Developments in Our Business

     Outlook for Fourth Quarter 2004. We believe we have an encouraging pipeline of new sales opportunities, however, there continues to be a general lack of a sense of urgency by retailing organizations in all of our geographic regions to finalize new software purchases, particularly those involving larger transactions. As a result, while we believe there is potential for sequentially improved software license revenues, the outlook is highly unpredictable in the current environment. We expect a 1% to 2% sequential increase in maintenance services revenues in fourth quarter 2004, which is in line with the results of third quarter 2004 compared to second quarter 2004. We also expect services revenues to decrease 10% to 15% sequentially in fourth quarter 2004 due to the seasonal decline in services revenue during the holiday period, and our lower software performance in the last few quarters, particularly in our international regions.

     Relative to prior quarters, a higher proportion of the software sales pipeline in the Americas region is with larger customers that typically have longer and more complex buying cycles, and often involve extended due diligence processes in order to minimize the customers’ risk. Results in the European region have been impacted by operational issues since the departure of our regional vice president in fourth quarter 2003. We hired a new regional vice president for Europe in July 2004. We believe it is still too early to make any specific predictions as to the timing of recovery for this region. For the Asia/Pacific region, we do not yet see broad signs of consistent, robust spending on information technology (“IT”) by retailing organizations in Australia and Southeast Asia, however we see some indications of a recovery in IT spending in Japan.

     We expect total operating expenses to be flat in fourth quarter 2004 compared to third quarter 2004 before the impact of incentive compensation. The impact of incentive compensation is dependent on the overall software license revenue outcome in fourth quarter 2004. We are currently in the process of completing our operating plan for 2005. We expect to incur a restructuring charge in fourth quarter 2004 as we realign our cost structure to fit the 2005 operating model. The restructuring charge will take into account the outlook for IT spending and other product specific delivery requirements, the completion of the initial delivery of our new .Net products, and the overall status of the business environment. The 2005 operating model will attempt to deliver higher profitability through a reduced cost structure, even if the overall market environment does not improve. It is possible that, based upon decisions we make in fourth quarter 2004 regarding our cost structure and the rate of investment in new product development for certain purchased software, and our analysis of projected cash flows from affected products, we could determine that the value of certain of our intellectual property and goodwill is impaired, requiring a write down.

     Economic Conditions Continue to Impact our Operating Results. Our operating results continue to be impacted by uncertain economic conditions. The retail and demand chain industry continues to exercise significant due diligence prior to making large capital outlays, and the decision-making process for investments in information technology remains highly susceptible to deferral. As a result, our sales cycles remain elongated and we continue to experience uncertainty predicting the size and timing of individual contracts. For example, we signed one large software license ($1.0 million or greater) in third quarter 2004, as compared to none in second quarter 2004, two in first quarter 2004, none in fourth quarter 2003, and four during third quarter 2003. Although orders for certain of our products can be taken over the telephone, the average sales cycle for larger software license contracts can range from six months to well over one year. We believe that delays in the decision-making process have been, and may continue to be, the most significant issue affecting our software license revenue results. Delays in the customer decision-making processes have resulted from a number of factors including extended due diligence procedures, corporate reorganizations, and the appointment of new senior management. Our competitive losses remain low and we continue to experience a steady pattern of multi-product deals, including 18 in the nine months ended September 30, 2004 compared to 10 in the nine months ended September 30, 2003. Economic conditions have negatively impacted the demand for our Merchandise Management Systems and In-Store Systems over the past three years. We believe that significant growth in the transaction systems market will require sustained macroeconomic improvement.

     Our Competitive Environment is Changing. Our industry has been going through a transition over the past few years that has resulted in fewer significant competitors in every product market we serve. For example, five years ago we believe there were 12 to 15 major competitors for our Merchandise Management Systems. Today, there are only two primary competitors, Retek, Inc. and SAP AG. Similarly, we believe the number of significant competitors for our In-Store Systems has declined from over 20 to approximately 12, and that there are no significant solution providers left for Strategic Merchandise Management Solutions that have not been acquired by larger companies who have the competitive advantages of a broad product offering. We have acquired three market leaders in the Strategic Merchandise Management Solutions area — the Arthur Retail Business Unit (1998), Intactix International, Inc. (2000) and E3 Corporation (2001).

     In the nine months ended September 30, 2004, 73% of our software license revenues came from existing customers compared to 70% in the nine months ended September 30, 2003. We believe that sales to existing customers will continue to comprise a majority of our software revenues and that this metric is a direct result of our large customer base, principally amassed through our acquisition activities in 2000 and 2001, and the focus we have and will continue to place on back-selling opportunities for JDA Portfolio products to existing customers through our Customer Value Program (“CVP”). Over the past four years, the addition of Strategic Merchandise Management Solutions such as Portfolio Space Management by Intactix and Portfolio Replenishment by E3 to the JDA Portfolio has provided significant back-selling opportunities in our customer base. The majority of our customers still only own one JDA product family.

     Business Opportunities and Growth Strategies. We believe there are three distinct growth opportunities in the current economic environment:

o	Offer value propositions in our products and pricing that make the purchase of our solutions easier and reduce the customers’ risk of investment. Many of our prospective customers have had poor experiences with other IT vendors. These customers are often reluctant to incur the “upfront” license fees we have requested in our traditional pricing model because it places much of the risk of a difficult implementation on the customer. To address our customers’ concerns and overcome their caution, we have begun to offer a new “proof of concept” sales model for our larger transactions that allows customers to try a solution before they purchase it. In addition, we have started to offer a milestone-based payment model on larger transactions. We do not plan to offer these kinds of contractual terms for smaller transactions, which we believe will continue to close as they have done historically. We anticipate these new sales models will result in extended software license revenue streams that will be advantageous in the longer run; however they may reduce revenues in the near term. We further expect to realize greater average selling prices in larger transactions under the “proof of concept” sales model than have been realized historically under our “upfront” license fee model. We have just begun to offer our products under these new sales models so it is still too early to determine the impact of this new approach on our operating results.

o	Generate new business opportunities with existing and prospective customers with next generation JDA Portfolio products. We believe our next generation of JDA Portfolio products, based on the Microsoft .Net technology platform (“.Net Platform”), will create opportunities with prospective customers who seek a single, integrated solution that combines the retail disciplines of planning, assortment, purchasing, allocations and replenishment. However, we do not currently expect to be able to estimate the rate of acceptance of these new products until late 2005. Our goal is to complete certain next generation versions of current JDA Portfolio products based on the .Net Platform by the end of 2004 and begin a multi-year delivery in January 2005, starting with Portfolio Replenishment Optimization by E3 (“PRO”) which replaces Advanced Replenishment by E3, the Trade Events Management revenue management solution, a new release of Portfolio Registry, and certain of our Intellect applications, followed by the first components of Portfolio Enterprise Planning by Arthur, which are currently scheduled for release in second quarter 2005. The Portfolio Replenishment by E3 and Portfolio Enterprise Planning by Arthur solution suites represent over 1,000 installations globally and therefore represent a potentially large volume of new consulting work over the next three to five years. The initial .Net Platform versions of the JDA Portfolio applications will not offer all the capabilities of their predecessor products but will offer advantages enabled by the .Net Platform such as the ability to operate PRO on the Unix Oracle platform. Demand for the .Net Platform is difficult to estimate at this time; however, we believe there will be opportunities to sell new add-on solutions to those customers that do choose to move to the .Net Platform versions of the JDA Portfolio applications.

o	Expansion of our business into areas that are complementary to our traditional retail base. We have begun to develop and deploy broader and more sophisticated solutions to the non-retail market. Our new Optimize on Demand solution has taken the basic Space Planning by Intactix application and expanded it into a strategic category management offering, including additional JDA applications. In addition, we are developing new solutions around business practices such as sales and operations planning that will add to our growing complement of non-retail solutions. Finally, we continue to grow our collaborative planning, forecasting and replenishment (“CPFR”) business and now have 238 trading partners passing over $3.4 billion of annual trading volume through our Marketplace Replenishment solutions. Non-retail business accounted for 23% of our total revenues in both the nine months ended September 30, 2004 and the nine months ended September 30, 2003. We will continue to search for acquisition opportunities to help develop our Collaborative Solutions business.

     Long-Term Prospects For The In-Store Systems Business Segment Are Promising, But Current Results Are Below Expectations. The In-Store Systems business segment provided 9% of our total revenues in the nine months ended September 30, 2004 compared to 7% in the nine months ended September 30, 2003. Total revenues in this business segment increased $3.6 million, or 34% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due primarily to the acquisition of Timera Retail Solutions on January 29, 2004, which provided $2.8 million of this increase (see “We Continue to Grow Our Business Through Acquisitions”). Excluding the incremental impact of Timera, total revenues in this business segment increased only $784,000, or 8% in the months ended September 30, 2004 compared to the nine months ended September 30, 2003. This business segment has been negatively impacted for several years by what we believe is a major platform transition as market demand moves from Window-based point-of-sale applications to Java-based point-of-sale applications, as well as poor economic conditions that have caused retailers to delay major capital appropriations. PPOS, our Java-based In-Store System, was commercially released in second quarter 2003 and is in the early adopter phase for this new platform. We have only sold the PPOS application to a limited number of customers since its initial release. We do not believe the In-Store Systems business segment will experience any significant organic growth until the PPOS application becomes more mature and early adopters complete their implementations and become reference-able. Industry surveys indicate that point-of-sales systems are becoming an increased priority for retailers, and we believe potential customers may look to partner with broad solutions providers such as JDA that can bring all aspects of store operations into one integrated suite, rather than software vendors that only offer in-store systems. We believe the long-term prospects for our new PPOS product and In-Store Systems sales are promising, in part because we believe we are positioned to take advantage of this anticipated replacement cycle for point-of-sales systems that is driven by a shift to new technology platforms, however the timing and full impact of the replacement cycle is unclear.

     We Continue to Invest in New Product Development. We invested $53.8 million in the nine months ended September 30, 2004 and approximately $348 million from 1998 to 2003 in new product development and the acquisition of complementary products. The acquisitions of Arthur and Timera (see “We Continue to Grow Our Business Through Acquisitions”) extended our product offerings in the Retail Enterprise Systems and In-Store Systems segments of our business. The acquisitions of Intactix, NeoVista Decision Series, E3, Vista, and Engage not only have expanded our product offerings, but have also provided us with collaborative applications that address new vertical market opportunities with the manufacturers and wholesalers who supply our traditional retail customers. We believe our strategy of expanding our product portfolio and increasing the scalability of our products has been the key element in attracting larger retail customers, and we believe that it has resulted in a steady pattern of new customers licensing multiple products, as well as enhanced back-selling opportunities in our customer base.

     We are developing a series of enhancements and the next generation of JDA Portfolio products, based upon the .Net Platform and the Java platform that we believe will position us uniquely in the retail and collaborative solutions markets. Our goals are to ensure that our solutions offer: (i) increased ease of use, (ii) increased integration of business processes, (iii) reduced cost of ownership, (iv) faster implementation, and (v) faster return on investment. We believe our next generation technology will enhance our competitive position since we will be able to offer significant features and functionality using an advanced technology platform. We released Portfolio 2004, a fully synchronized release of all our existing products, in first quarter 2004. Portfolio 2004 included standard interfaces to certain of our applications and included our first .Net Platform application, Portfolio Registry. Our goal is to complete certain next generation versions of current JDA Portfolio products based on the ..Net Platform by the end of 2004 and begin a multi-year delivery in January 2005, starting with PRO which replaces Advanced Replenishment by E3, the Trade Events Management revenue management solution, a new release of Portfolio Registry, and certain of our Intellect applications, followed by the first components of Portfolio Enterprise Planning by Arthur that are currently scheduled for release in second quarter 2005. This has been a significant investment by the Company as we have been building our next generation of products while at the same time we continue development efforts on our existing products and complete the integration of acquired products.

     We expect to reduce our product development spending rate in 2005 as we realign our cost structure to fit our 2005 operating model. The reduction will take into account the outlook for IT spending and other product specific delivery requirements, and the completion of the initial delivery of our new ..Net Platform products (see “Outlook for Fourth Quarter 2004”). The 2005 operating model is currently under review by management and will be completed during fourth quarter 2004. It is possible that, based upon decisions we make in fourth quarter 2004 regarding our cost structure and the rate of investment in new product development for certain purchased software, and our analysis of projected cash flows from affected products, we could determine that the value of certain of our intellectual property and goodwill is impaired, requiring a write down.

     During second quarter 2003 we announced a JDA Portfolio Investment Protection Program that provides existing customers with a platform transfer right to the new .Net Platform, if and when available, at no additional license fee under the following conditions: (i) licensee is a current maintenance paying customer on their existing JDA applications, (ii) licensee is not in breach of any terms of their agreements, (iii) the version of the product that will run on the .Net Platform has no more than minimal differences in price, features, and functionality from the licensee’s existing JDA applications, and (iv) the licensee relinquishes all rights to use previously licensed software under the terms of the platform transfer right following a reasonable transition period. If, however, the version of the product that will run on the .Net Platform has more than minimal differences in price, features, and functionality, licensee may still exercise this right provided they agree to pay an additional fee equal to the price that would be charged to other existing users of licensee’s current products to migrate to the new .Net Platform. Customers will pay any required third party charges associated with the new platform. We will encourage our customers to move to the .Net Platform, however, at this time we are unable to estimate how many of our existing customers will take advantage of this program. During first quarter 2004, we announced a similar investment protection program for In-Store Systems customers that provides a platform transfer right from Win/DSS to PPOS. As of September 30, 2004, approximately one-third of our domestic Win/DSS customers have indicated they intend to participate in the In-Store Systems investment protection program.

     We Continue to Grow Our Business Through Acquisitions. We believe there are opportunities to grow our business through the acquisition of complementary and synergistic companies, products and technologies. We have historically looked at acquisitions that could be readily integrated, accretive to earnings, or that could shorten our time to market with new technologies. We have completed various cash acquisitions over the past three years in the $5 million to $20 million range. We are now focusing our acquisition strategy on larger companies, particular those that will increase the breadth of our JDA Portfolio offerings in the Collaborative Solutions business segment.

     On January 29, 2004 we acquired the intellectual property and certain other assets of Timera Retail Solutions (“Timera”) for a total cost of $14.1 million, which includes the purchase price of $13.1 million plus $1.0 million in direct costs of the acquisition. Timera is a provider of integrated workforce management solutions for the retail industry. Timera’s Enterprise Workforce Management product suite expands our JDA Portfolio and complements our existing In-Store Systems with web-based functionality for labor scheduling and budgeting, time and attendance, demand forecasting, labor tracking, and other key processes for proactive store level labor management. The acquisition was accounted for as a purchase, and accordingly, the operating results of Timera have been included in our consolidated financial statements from the date of acquisition. In connection with the Timera acquisition, we extended employment offers to 51 former Timera employees, approximately two-thirds of which are in product development, and recorded $8.4 million of goodwill in our In-Store Systems reporting unit, $4.6 million in software technology, and $1.1 million for customer lists. Timera contributed approximately $2.8 million in total revenues during the nine months ended September 30, 2004, including $1.2 million of software license revenues and $1.1 million in maintenance services, and added $3.7 million in costs and expenses, including $368,000 in amortization of software technology and other intangibles. Pro forma operating results have not been presented as the acquisition is not material to our consolidated financial statements.

     Termination of Pending Acquisition of QRS Corporation. On September 2, 2004, QRS Corporation (“QRS”) exercised its right to terminate our Agreement and Plan of Merger dated June 17, 2004 (“Merger Agreement”) in order to accept a superior proposal from an unrelated third party. Pursuant to the terms of Merger Agreement, we received a $3.8 million termination fee from QRS on September 3, 2004. The termination fee is reported net of $2.6 million of direct costs incurred by the Company related to the pending acquisition and has been included in the Consolidated Statements of Income for the three and nine months ended September 30, 2004 under the caption “Net gain on acquisition breakup fee.”

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

     Our Financial Position is Strong and We Have Positive Operating Cash Flow. We continue to maintain a strong financial position during the difficult economic cycle of the last few years. As of September 30, 2004, we had $95.5 million in cash, cash equivalents and marketable securities, compared to $114.7 million at December 31, 2003. In addition, we generated $22.3 million in positive cash flow from operations during the nine months ended September 30, 2004. The purchase of our corporate office facility, together with the acquisition of Timera, utilized $37.4 million, or approximately 33% of our December 31, 2003 cash, cash equivalents, and marketable securities balances. We believe our cash position is sufficient to meet our operating needs for the foreseeable future.

     Management Changes. Bob Fedorciow joined the Company in July 2004 as regional vice president of our Europe, Middle East and Africa operations. Mr. Fedorciow has nearly 15 years of experience working in regional vice president positions for international supply chain software and services companies. G. Michael Bridge was promoted to Senior Vice President and General Counsel in August 2004 having served as our Vice President and General Counsel since July 1999. Scott Hines, our Senior Vice President, Chief Technology Officer terminated his employment with the Company in October 2004 to pursue other opportunities. Mr. Hines’ responsibilities have been divided among the senior management group and we are not actively seeking a replacement.

Results of Operations

     The following table sets forth certain selected financial information expressed as a percentage of total revenues for the periods indicated and certain gross margin data expressed as a percentage of software licenses, maintenance services, product revenues or consulting services, as appropriate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUES:
Software licenses	21%	33%	25%	28%
Maintenance services	40	32	37	34

Product revenues	61	65	62	62
Consulting services	36	32	35	34
Reimbursed expenses	3	3	3	4

Service revenues	39	35	38	38

Total revenues	100	100	100	100

COST OF REVENUES:
Cost of software licenses	1	1	1	1
Amortization of acquired software technology	2	2	3	2
Cost of maintenance services	10	8	9	8

Cost of product revenues	13	11	13	11

Cost of consulting services	25	25	25	28
Reimbursed expenses	4	3	3	4

Cost of service revenues	29	28	28	32

Total cost of revenues	42	39	41	43

GROSS PROFIT	58	61	59	57
OPERATING EXPENSES:
Product development	25	22	25	23
Sales and marketing	20	21	20	20
General and administrative	12	10	12	12
Amortization of intangibles	2	1	2	1
Restructuring charge and adjustments to acquisition-related reserves	—	—	2	—
Relocation costs to consolidate development and client support activities	—	1	—	1
Gain on sale of office facility	—	—	—	(1)

Total operating expenses	59	55	61	56

OPERATING INCOME (LOSS)	(1)	6	(2)	1
Net gain on acquisition breakup fee	2	—	1	—
Other income, net	1	—	1	1

INCOME (LOSS) BEFORE INCOME TAXES	2	6	—	2

Income tax provision (benefit)	(1)	—	(1)	—

NET INCOME	3%	6%	1%	2%

Gross margin on software licenses	96%	98%	95%	98%
Gross margin on maintenance services	76%	76%	75%	76%
Gross margin on product revenues	78%	84%	79%	82%
Gross margin on service revenues	27%	19%	26%	17%

     The following tables set forth selected comparative financial information on our business segments and geographical revenues, expressed as a percentage change between the comparable three and nine month periods ended September 30, 2004 and 2003:

	Retail Enterprise Systems		In-Store Systems		Collaborative Solutions
	Sept 30, 2004 vs. 2003		Sept 30, 2004 vs. 2003		Sept 30, 2004 vs. 2003
	Quarter	Nine Months	Quarter	Nine Months	Quarter	Nine Months
Software licenses	(59%)	(11%)	(9%)	133%	15%	(17%)
Maintenance services	7%	15%	37%	46%	6%	5%

Product revenues	(31%)	3%	22%	74%	9%	(4%)
Service revenues	(3%)	2%	—%	8%	4%	37%

Total revenues	(21%)	2%	9%	34%	8%	4%
Product development	(11%)	3%	63%	65%	1%	17%
Sales and marketing	(39%)	11%	60%	111%	103%	(7%)
Operating income(loss)	(31%)	5%	(285%)	301%	(40%)	(14%)

	The Americas		Europe		Asia/Pacific
	Sept 30, 2004 vs. 2003		Sept 30, 2004 vs. 2003		Sept 30, 2004 vs. 2003
	Quarter	Nine Months	Quarter	Nine Months	Quarter	Nine Months
Software licenses	(43%)	(2%)	(36%)	(10%)	(76%)	(40%)
Maintenance services	26%	36%	(1%)	(3%)	28%	25%

Product revenues	(9%)	18%	(13%)	(5%)	(47%)	(14%)
Service revenues	28%	27%	(45%)	(25%)	(22%)	(11%)

Total revenues	2%	21%	(25%)	(13%)	(35%)	(12%)

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     Revenues consist of product revenues and services revenue, which represented 61% and 39%, respectively, of total revenues in third quarter 2004, compared to 65% and 35%, respectively in third quarter 2003. Total revenues for third quarter 2004 were $50.3 million, a decrease of $7.7 million, or 13%, from the $58 million reported in third quarter 2003.

     The Retail Enterprise Systems, In-Store Systems, and Collaborative Solutions business segments represented 68%, 8%, and 24%, respectively of total revenues in third quarter 2004, compared to 74%, 7%, and 19%, respectively in third quarter 2003.

Product Revenues

     Software Licenses. Software license revenues for third quarter 2004 decreased 46% to $10.2 million from $19.1 million in third quarter 2003.

     Retail Enterprise Systems software license revenues decreased 59% in third quarter 2004 compared to third quarter 2003. This decrease includes decreases in Merchandise Management Systems and Strategic Merchandise Management Solutions software license revenues in third quarter 2004 compared to third quarter 2003. Software license revenues for third quarter 2004 include a particularly large Strategic Merchandise Management Solutions software license sale. Software license revenues for third quarter 2003 include a particularly large multi-product sale that includes both Merchandise Management Systems and Strategic Merchandise Management Solutions applications.

     In-Store Systems software license revenues decreased 9% in third quarter 2004 compared to third quarter 2003. Third quarter 2004 includes $178,000 in incremental software license revenues from the Timera products that we acquired in January 2004. Excluding the impact of the incremental Timera revenues, software license revenues in this business segment decreased 43% in third quarter 2004 compared to third quarter 2003. This business segment has been negatively impacted for several years by what we believe is a major platform transition, as market demand moves from Window-based point-of-sale applications to Java-based point-of-sale applications, as well as poor economic conditions that have caused retailers to delay major capital appropriations. PPOS, our Java-based In-Store System, was commercially released in second quarter 2003 and is in the early adopter phase for this new platform. We have only sold the PPOS application to a limited number of customers since its initial release.

     Collaborative Solutions software license revenues increased 15% in third quarter 2004 compared to third quarter 2003 due to increases in Strategic Merchandise Management Solutions license revenues and license revenues for Marketplace Replenishment, our collaborative specific solution which is sold on a subscription basis and enables manufacturers, distributors and retailers to work from a single, shared demand forecast.

     Software license revenues in the Americas decreased 43% to $7.4 million in third quarter 2004 compared to $13.1 million in third quarter 2003, due primarily to a 50% decrease in software license revenues from Retail Enterprise Systems. Software license revenues for third quarter 2004 include a particularly large Strategic Merchandise Management Solutions software license sale. Software license revenues for third quarter 2003 include a particularly large multi-product sale that includes both Merchandise Management Systems and Strategic Merchandise Management Solutions applications. A higher proportion of the software sales pipeline in the Americas region is with larger customers that typically have longer and more complex buying cycles, and often involve extended due diligence processes in order to minimize the customers’ risk. Software license revenues in Europe decreased 36% to $2.2 million in third quarter 2004 compared to $3.4 million in third quarter 2003 due primarily to a decrease in software license revenues related to Retail Enterprise Systems offset in part by an increase in software license revenues from Collaborative Solutions applications. Results in the European region have been impacted by operational issues since the departure of our regional vice president in fourth quarter 2003. We hired a new regional vice president for Europe in July 2004. Software license revenues in Asia/Pacific decreased 76% to $613,000 in third quarter 2004 compared to $2.6 million in third quarter 2003 due primarily to a decrease in software license revenues related to Retail Enterprise Systems. We do not yet see broad signs of consistent, robust spending on IT by retailing organizations in Australia and Southeast Asia, however we see some indications of a recovery in IT spending in Japan.

     Maintenance Services. Maintenance services revenue increased 9% to $20.2 million in third quarter 2004 from $18.6 million in third quarter 2003. The increase includes $452,000 in incremental maintenance services revenue from the Timera acquisition. Excluding the impact of these incremental revenues, maintenance services revenues increased 6% in third quarter 2004 compared to third quarter 2003, due primarily to increases in the installed customer base for Strategic Merchandise Management Solutions.

Service Revenues

     Service revenues, which include consulting services, hosting services, training revenues, net revenues from our hardware reseller business and reimbursed expenses, decreased 2% to $19.9 million in third quarter 2004 from $20.2 million in third quarter 2003. The decrease results from a decline in service revenues for Merchandise Management Systems in third quarter 2004 compared to third quarter 2003, offset in part by an increase in service revenues for Strategic Merchandise Management Solutions. Demand continues to remain depressed for implementation services associated with Merchandise Management Systems, which typically have higher implementation requirements, and the continued softness in our software performance, particularly in our international regions. Our average realized worldwide consulting rates increased 14% to $202 per hour in third quarter 2004 compared to $177 per hour in third quarter 2003, however, our utilization rate decreased to 43% in third quarter 2004 compared to 50% in third quarter 2003. Net revenues from our hardware reseller business were $450,000 in third quarter 2004 compared to $298,000 in third quarter 2003.

     Fixed bid consulting services work represented 18% of total consulting services revenue in third quarter 2004, compared to 17% in third quarter 2003.

Cost of Product Revenues

     Cost of Software Licenses. Cost of software licenses was $413,000, or 4% of software license revenues in third quarter 2004 compared to $429,000, or 2% of software license revenues in third quarter 2003. The increase in cost of software licenses results from the higher volume of software product sold in third quarter 2004 through third party sales agents, or that incorporate functionality from third party software providers and require the payment of royalties.

     Amortization of Acquired Software Technology. Amortization of acquired software technology was $1.3 million in third quarter 2004 compared to $1.2 million in third quarter 2003. The increase results primarily from the amortization of software technology acquired in the acquisition of Timera in first quarter 2004.

     Cost of Maintenance Services. Cost of maintenance services increased 9% to $4.9 million, or 24% of maintenance services revenue, in third quarter 2004 from $4.5 million, or 24% of maintenance services revenue, in third quarter 2003. The increase results primarily from a 7% increase in average maintenance services headcount in third quarter 2004 compared to third quarter 2003 to support the growth in our install base and annual salary increases, offset in part by lower incentive compensation costs.

Cost of Service Revenues

     Cost of service revenues decreased 12% to $14.5 million, or 73% of service revenues, in third quarter 2004 from $16.4 million, or 81% of service revenues in third quarter 2003. The decrease results primarily from a 9% decrease in average consulting services headcount and lower incentive compensation costs in third quarter 2004 compared to third quarter 2003.

Gross Profit

     Gross profit decreased 18% to $29.3 million, or 58% of total revenues in third quarter 2004, compared to $35.5 million, or 61% of total revenues in third quarter 2003. The decrease in gross profit dollars results primarily from the 46% decrease in software license revenues.

     Service revenue margins were 27% in third quarter 2004 compared to 19% in third quarter 2003. This increase results primarily from a 14% increase in average realized worldwide consulting rates to $202 per hour and lower incentive compensation costs in third quarter 2004 compared to third quarter 2003, offset in part by lower utilization. Service revenues also include net revenues from our hardware reseller business. Excluding the net revenues from the hardware reseller business, service margins would have been 25% in third quarter 2004 compared to 18% in third quarter 2003.

Operating Expenses

     Operating expenses, excluding amortization of intangibles and relocation costs to consolidate development and client support activities decreased 6% to $29.0 million, or 58% of total revenues, in third quarter 2004, compared to $30.8 million, or 53% of total revenues in third quarter 2003. Operating expenses decreased primarily as a result of lower commissions and incentive compensation due to the 46% decrease in software license revenues and a decrease in the use of outside contractors to migrate the JDA Portfolio to the         .Net Platform.

     Product Development. Product development expenses decreased $152,000, or 1%, to $12.6 million in third quarter 2004 compared to $12.7 million in third quarter 2003. Product development expense, as a percentage of product revenues, was 41% in third quarter 2004 compared to 34% in third quarter 2003. The net decrease results from lower incentive compensation and a decrease in the use of outside contractors to migrate the JDA Portfolio to the .Net Platform, which were substantially offset by $790,000 in product development costs added through the acquisition of Timera and annual salary increases. At September 30, 2004, we had 403 employees in the product development function compared to 400 at September 30, 2003.

     Sales and Marketing. Sales and marketing expenses decreased $1.8 million, or 15%, to $10.2 million in third quarter 2004 compared to $12.0 million in third quarter 2003. Sales and marketing expense, as a percentage of total revenues, was 20% in third quarter 2004 compared to 21% in third quarter 2003. The decrease results primarily from lower commissions due to the 46% decrease in software license revenues. At September 30, 2004, we had 162 employees in the sales and marketing function compared to 156 at September 30, 2003. These totals include 84 and 74 direct sales representatives, respectively.

     General and Administrative. General and administrative increased $182,000, or 3%, to $6.3 million in third quarter 2004 compared to $6.1 million in third quarter 2003. General and administrative expense, as a percentage of total revenues, was 12% in third quarter 2004 compared to 10% in third quarter 2003. General and administrative expenses in third quarter 2004 include the impact of an 11% increase in average headcount, primarily to support our internal information technology initiatives, annual salary increases, and higher Sarbanes-Oxley compliance costs. These cost increases were offset in part by lower incentive compensation costs and lower D&O insurance premiums. At September 30, 2004, we had 154 employees involved in general and administrative functions compared to 137 at September 30, 2003.

     Amortization of Intangibles. Amortization of intangibles was $849,000 in third quarter 2004 compared to $798,000 million in third quarter 2003. The increase results from the amortization of customer list intangibles acquired in the acquisitions of Engage in third quarter 2003 and Timera in first quarter 2004.

     Relocation Costs to Consolidate Development and Client Support Activities. In connection with our fourth quarter 2002 CVP initiative, approximately 150 people were offered the opportunity to relocate as part of a plan to consolidate our development and client support activities at our corporate headquarters. A total of 50 employees were relocated in 2003 as part of this initiative and the related relocation costs have been reported in income from continuing operations as incurred, including $458,000 in third quarter 2003.

Operating Income (Loss)

     We incurred an operating loss of $582,000 in third quarter 2004 compared to operating income of $3.5 million in third quarter 2003. The operating loss in third quarter 2004 results primarily from the 13% decrease in total revenues, increases in average headcount in the product development, sales and marketing, and general and administrative functions and annual salary increases, which were partially offset in part by lower incentive compensation cost and lower outside contractor costs.

     Operating income in our Retail Enterprise Systems business segment decreased $2.3 million, or 31%, to $5.2 million in third quarter 2004 from $7.5 million in third quarter 2003. The decrease in operating income in this business segment results from an $8.8 million, or 21% decrease in revenues, offset in part by the decrease in service costs, a decrease in sales and marketing costs, primarily as a result of lower commissions, and a decrease in product development costs.

     We incurred an operating loss of $503,000 in our In-Store Systems business segment in third quarter 2004 compared to operating income of $272,000 in third quarter 2003. The operating loss in this business segment results from an increase in product development costs due to the acquisition of Timera, and a higher allocation of sales and marketing costs based upon the pro rata share of software sales that came from this business segment, offset in part by a 9% increase in total revenues.

     Operating income in our Collaborative Solutions business segment decreased $1.2 million, or 40%, to $1.8 million in third quarter 2004 from $3.1 million in third quarter 2003. The decrease in operating income in this business segment results from a higher allocation of sales and marketing costs based upon the pro rata share of software sales that came from this business segment, offset in part by an 8% increase in total revenues .

Net Gain on Acquisition Breakup Fee

     On September 2, 2004, QRS Corporation (“QRS”) exercised their right to terminate our Agreement and Plan of Merger dated June 17, 2004 (“Merger Agreement”) in order to accept a superior proposal from an unrelated third party. Pursuant to the terms of Merger Agreement, we received a $3.8 million termination fee from QRS on September 3, 2004. The termination fee is reported net of $2.6 million of direct costs incurred by the Company related to the pending acquisition.

Income Tax Provision (Benefit)

     We recorded an income tax benefit of $430,000 in the three months ended September 30, 2004, compared to an income tax provision of $374,000, or 10% of the reported income before income taxes in the three months ended September 30, 2003. The income tax benefit for the three months ended September 30, 2004 includes an

$858,000 one-time income tax benefit that results from the revision of certain estimates upon the filing of our 2003 federal income tax return. These revisions resulted in an increase in foreign source income which allowed us to utilize foreign tax credits that we were previously unable to take as a credit, and caused us to reduce our foreign tax credit valuation allowance to zero. The effective income tax rate for the three months ended September 30, 2004, excluding the effect of the $858,000 one-time tax benefit, is 35%.

     The provision for income taxes recorded in third quarter 2003 is reported net of a one-time tax benefit of $938,000. During 2002, we established a valuation allowance of $3.5 million for foreign tax credit carryovers due to our excess credit position. We subsequently elected in third quarter 2003 to capitalize a significant portion of our research and development costs in the 2002 federal income tax return, which allowed us to more fully utilize certain tax credits that could not previously be realized. With this election, we reversed $2.3 million of the previously recorded valuation allowance, which resulted in the one-time tax benefit of $938,000, an increase to additional paid in capital of $1.1 million, and an increase in income taxes payable of $262,000. The effective tax rate for the three months ended September 30, 2003, excluding the effect of the $938,000 one-time tax benefit, is 35%.

     The income tax provision (benefit) recorded during the three months ended September 30, 2004 and 2003 take into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and do not include the tax benefits realized from the employee stock options exercised during these quarters of $6,000 and $175,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in capital.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     Revenues consist of product revenues and services revenue, which represented 62% and 38%, respectively, of total revenues in both the nine months ended September 30, 2004 and the nine months ended September 30, 2003. Total revenues for the nine months ended September 30, 2004 were $159.6 million, an increase of $7.4 million, or 5%, from the $152.2 million reported in the nine months ended September 30, 2003.

     The Retail Enterprise Systems, In-Store Systems, and Collaborative Solutions business segments represented 69%, 9%, and 22%, respectively of total revenues in the nine months ended September 30, 2004, compared to 70%, 7%, and 23%, respectively in the nine months ended September 30, 2003.

Product Revenues

     Software Licenses. Software license revenues for the nine months ended September 30, 2004 decreased 8% to $38.9 million from $42.4 million in the nine months ended September 30, 2003.

     Retail Enterprise Systems software license revenues decreased 11% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The decrease in software license revenues in this business segment results primarily from a decrease in sales of Merchandise Management Systems. Software license revenues for the nine months ended September 30, 2004 include a particularly large Strategic Merchandise Management Solutions software license sale. Software license revenues for the nine months ended September 30, 2003 include a particularly large multi-product sale that includes both Merchandise Management Systems and Strategic Merchandise Management Solutions applications.

     In-Store Systems software license revenues increased 133% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This increase includes $1.2 million in incremental software license revenues from the Timera acquisition in January 2004. Excluding the impact of the incremental Timera revenues, software license revenues in this business segment increased 44% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

     Collaborative Solutions software license revenues decreased 17% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Software license revenues for the nine months ended September 30, 2003 included an unusually large Strategic Merchandise Management Solutions software license sale. Licenses revenues for Marketplace Replenishment, our collaborative specific solution which is sold on a subscription basis and enables manufacturers, distributors and retailers to work from a single, shared demand forecast, increased 48% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

     Software license revenues in the Americas decreased 2% to $28.1 million in the nine months ended September 30, 2004 compared to $28.8 million in the nine months ended September 30, 2003, due primarily to a decrease in software license revenues from Collaborative Solutions applications, offset in part by an increase in software license revenues from In-Store Systems applications. Collaborative Solutions software license revenues for the nine months ended September 30, 2003 included a particularly large Strategic Merchandise Management Solutions software license sale. The increase in In-Store Systems results primarily from $1.2 million in incremental software license revenues from the Timera acquisition in January 2004. Retail Enterprise Systems software license revenues in the Americas were flat between the comparable nine-month periods. However, software license revenues for the nine months ended September 30, 2004 include a particularly large Strategic Merchandise Management Solutions software license sale, and the nine months ended September 30, 2003 include a particularly large multi-product sale that includes both Merchandise Management Systems and Strategic Merchandise Management Solutions applications. Software license revenues in Europe decreased 10% to $8.0 million in the nine months ended September 30, 2004 compared to $8.9 million in the nine months ended September 30, 2003 due primarily to a decrease in software license revenues related to Retail Enterprise Systems, offset in part by an increase in software license revenues related to Collaborative Solutions. Results in the European region have been impacted by operational issues since the departure of our regional vice president in fourth quarter 2003. We hired a new regional vice president for Europe in July 2004. Software license revenues in Asia/Pacific decreased 40% to $2.8 million in the nine months ended September 30, 2004 compared to $4.7 million in the nine months ended September 30, 2003. We do not yet see broad signs of consistent, robust spending on IT by retailing organizations in Australia and Southeast Asia, however we see some indications of a recovery in IT spending in Japan.

     Maintenance Services. Maintenance services revenue increased 13% to $59.3 million in the nine months ended September 30, 2004 from $52.3 million in the nine months ended September 30, 2003. The increase includes $2.4 million in incremental maintenance services revenue from the Vista, Engage and Timera acquisitions. Excluding the impact of these incremental revenues, maintenance services revenues increased 9% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, due primarily to increases in the installed customer base for Strategic Merchandise Management Solutions.

Service Revenues

     Service revenues, which include consulting services, hosting services, training revenues, net revenues from our hardware reseller business and reimbursed expenses, increased 7% to $61.3 million in the nine months ended September 30, 2004 compared to $57.5 million in the nine months ended September 30, 2003, primarily due to increases in our average realized worldwide consulting rates. Service revenues for Strategic Merchandise Management Solutions and In-Store Systems increased in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, offset in part by a 23% decrease in service revenues for Merchandise Management Systems. Demand continues to remain depressed for implementation services associated with Merchandise Management Systems, which typically have higher implementation requirements, and the continued softness in our software performance, particularly in our international regions. Net revenues from our hardware reseller business were $1.9 million in the nine months ended September 30, 2004 compared to $821,000 in the nine months ended September 30, 2003.

     Fixed bid consulting services work represented 17% of total consulting services revenue in the nine month ended September 30, 2004 compared to 14% in the nine months ended September 30, 2003.

Cost of Product Revenues

     Cost of Software Licenses. Cost of software licenses was $1.8 million, or 5% of software license revenues in the nine months ended September 30, 2004 compared to $852,000, or 2% of software license revenues in the nine months ended September 30, 2003. The increase in cost of software licenses results from the higher volume of software product sold in the nine months ended September 30, 2004 through third party sales agents, which incorporate functionality from third party software providers and require the payment of royalties, or that involve the resell of third party software applications.

     Amortization of Acquired Software Technology. Amortization of acquired software technology was $3.9 million in the nine months ended September 30, 2004 compared to $3.3 million in the nine months ended September 30, 2003. The increase results from the amortization of software technology acquired in the acquisitions of Vista in second quarter 2003, Engage in third quarter 2003, and Timera in first quarter 2004.

     Cost of Maintenance Services. Cost of maintenance services increased 15% to $14.7 million, or 25% of maintenance services revenue, in the nine months ended September 30, 2004 compared to $12.8 million, or 24% of maintenance services revenue, in the nine months ended September 30, 2003. The increase results primarily from an increase in average maintenance services headcount, primarily due to the acquisitions of Vista, Engage and Timera, and annual salary increases.

Cost of Service Revenues

     Cost of service revenues decreased 5% to $45.4 million, or 74% of service revenues, in the nine months ended September 30, 2004 from $47.9 million, or 83% of service revenues, in the nine months ended September 30, 2003. The decrease is primarily due to a decline in average consulting services headcount, lower incentive compensation costs and lower travel and training costs in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, which were offset in part by annual salary increases.

Gross Profit

     Gross profit increased 7% to $93.7 million, or 59% of total revenues in the nine months ended September 30, 2004, from $87.4 million, or 57% of total revenues in the nine months ended September 30, 2003. The increase in gross profit dollars and gross margin percentage results primarily from increases in maintenance services and service revenues of 13%, and 7%, respectively, offset in part by an 8% decrease in software license revenues and a 21% increase in the cost of product revenues.

     Service revenue margins were 26% in the nine months ended September 30, 2004 compared to 17% in the nine months ended September 30, 2003. This increase results primarily from an increase in average realized worldwide consulting rates, lower incentive compensation, and higher net revenues from our hardware reseller business, offset in part by lower utilization. Excluding the net revenues from the hardware reseller business, service margins would have been 24% in the nine months ended September 30, 2004 compared to 16% in the nine months ended September 30, 2003.

Operating Expenses

     Operating expenses, excluding amortization of intangibles, restructuring charge and adjustments to acquisition-related reserves, relocation costs to consolidate development and client support activities, and gain on sale of office facility increased 10% to $91.3 million, or 57% of total revenues, in the nine months ended September 30, 2004, compared to $82.9 million, or 54% of total revenues in the nine months ended September 30, 2003. Operating expenses increased primarily as a result of the costs to develop, manage, and integrate the products acquired from Vista, Engage, and Timera, and to migrate the JDA Portfolio to the .Net Platform. In addition, operating expenses increased due to annual salary increases, lower funded development activity, and higher Sarbanes-Oxley compliance costs, offset in part by lower incentive compensation due to the decrease in software license revenues, lower occupancy costs and higher capitalized costs associated with our internal IT efforts. In addition, the nine months ended September 30, 2003 included a $509,000 benefit for the favorable resolution of certain customer and other disputes.

     Product Development. Product development expenses increased $4.2 million, or 12% to $39.7 million in the nine months ended September 30, 2004 compared to $35.5 million in the nine months ended September 30, 2003. Product development expense, as a percentage of product revenues, was 40% in the nine months ended September 30, 2004 compared to 37% in nine months ended September 30, 2003. Product development costs added through the acquisitions of Vista, Engage and Timera represented $3.7 million of the total increase, and includes an increase in average product development headcount. In addition, product development costs increased during the nine months ended September 30, 2004 due to lower funded development activity and annual salary increases, offset in part by lower incentive compensation costs and a $559,000 decrease in the use of consulting services employees to supplement the new product development and quality assurance activities of our internal developers.

     Sales and Marketing. Sales and marketing expenses increased $3.1 million, or 10%, to $32.8 million in the nine months ended September 30, 2004 compared to $29.7 million in the nine months ended September 30, 2003. Sales and marketing expense, as a percentage of total revenues, was 21% in the nine months ended September 30, 2004 compared to 20% in the nine months ended September 30, 2003. The increase includes $708,000 in sales and marketing costs added through the acquisitions of Engage and Timera and is primarily due to higher sales and marketing headcount, annual salary increases, and higher marketing costs in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

     General and Administrative. General and administrative increased $1.1 million, or 6%, to $18.8 million in the nine months ended September 30, 2004 compared to $17.7 million in the nine months ended September 30, 2003. General and administrative expense, as a percentage of total revenues, was 12% in both the nine months ended September 30, 2004 and the nine months ended September 30, 2003. The increase in general and administrative expenses resulted primarily from an increase in average headcount to support our internal information technology initiatives and replace outside contractors, annual salary increases, and higher Sarbanes-Oxley compliance costs. These cost increases were offset in part by lower incentive compensation costs, a decrease in outside contractors and an increase in capitalized costs associated with the development of our internal systems. The nine months ended September 30, 2003 included a $509,000 benefit for the favorable resolution of certain customer and other disputes.

     Amortization of Intangibles. Amortization of intangibles was $2.5 million in the nine months ended September 30, 2004 compared to $2.2 million in the nine months ended September 30, 2003. The increase results from the amortization of customer list intangibles acquired in the acquisitions of Vista in second quarter 2003, Engage in third quarter 2003, and Timera in first quarter 2004.

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

     Relocation Costs to Consolidate Development and Client Support Activities. In connection with our fourth quarter 2002 CVP initiative, approximately 150 people were offered the opportunity to relocate as part of a plan to consolidate our development and client support activities at our corporate headquarters. A total of 50 employees were relocated in 2003 as part of this initiative and the related relocation costs have been reported in income from continuing operations as incurred, including $1.7 million in the nine months ended September 30, 2003.

     Gain on Sale of Office Facility. We recorded a $639,000 gain in second quarter 2003 on the sale of an excess office facility in the United Kingdom.

Operating Loss

     We incurred an operating loss of $3.0 million in the nine months ended September 30, 2004 compared to an operating income of $1.2 million in the nine months ended September 30, 2003. The increase in the operating loss in the nine months ended September 30, 2004 compared to the nine months ended September 20, 2003 results primarily from the $2.8 million restructuring charge and adjustments to acquisition-related reserves, and a 10% increase in operating expenses that were offset in part by a $6.4 million increase in gross profit.

     Operating income in our Retail Enterprise Systems business segment increased $710,000, or 5%, to $14.5 million in the nine months ended September 30, 2004 from $13.9 million in the nine months ended September 30, 2003. The increase in operating income in this business segment results from a $2.6 million, or 2%, increase in total revenues and an increase in service margins, offset in part by a 17% increase in the cost of maintenance services, an 11% increase in allocated sales and marketing costs, and a 3% increase in product development costs.

     We incurred an operating loss of $658,000 in our In-Store Systems business segment in the nine months ended September 30, 2004 compared to an operating loss of $164,000 in the nine months ended September 30, 2003. The operating loss in this business segment results from a 65% increase in product development costs due to the acquisition of Timera, and a higher allocation of sales and marketing costs based upon the pro rata share of software sales that came from this business segment, offset in part by a $3.6 million, or 34%, increase in total revenues.

     Operating income in our Collaborative Solutions business segment decreased $1.2 million, or 14%, to $7.3 million in the nine months ended September 30, 2004 from $8.5 million in the nine months ended September 30, 2003. The decrease in operating income in this business segment results from a 20% increase in the cost of service revenues, and a 17% increase in product development costs to support acquired products and migrate our current products to the .Net Platform, offset in part by a 4% increase in total revenues and a 7% decrease in allocated sales and marketing costs.

Net Gain on Acquisition Breakup Fee

     On September 2, 2004, QRS Corporation (“QRS”) exercised their right to terminate our Agreement and Plan of Merger dated June 17, 2004 (“Merger Agreement”) in order to accept a superior proposal from an unrelated third party. Pursuant to the terms of Merger Agreement, we received a $3.8 million termination fee from QRS on September 3, 2004. The termination fee is reported net of $2.6 million of direct costs incurred by the Company related to the pending acquisition.

Income Tax Provision (Benefit)

     We recorded an income tax benefit of $2.0 million in the nine months ended September 30, 2004, compared to an income tax benefit of $136,000 in the nine months ended September 30, 2003. The income tax benefit for the nine months ended September 30, 2004 includes $1.9 million in one-time income tax benefits including $329,000 recognized in the three months ended March 31, 2004 from the settlement of IRS audits of our 1998 and 1999 federal income tax returns, and an agreement with the IRS to allow the Company to take a research and development expense tax credit for most of the qualifying expenses originally reported in these returns, $750,000 recognized in the three months ended June 30, 2004 from the settlement of an IRS audit of our 2000 and 2001 federal income tax returns and a favorable income tax adjustment with Inland Revenue in the United Kingdom, and $858,000 recognized in the three months ended September 30, 2004 from the revision of certain estimates upon the filing of our 2003 federal income tax return. These third quarter revisions resulted in an increase in foreign source income which allowed us to utilize foreign tax credits that we were previously unable to take as a credit, and caused us to reduce our foreign tax credit valuation allowance to zero. The effective income tax rate for the nine months ended September 30, 2004, excluding the effect of the one-time tax benefits, is 34%.

     The provision for income taxes recorded in the nine months ended September 30, 2003 is reported net of a one-time tax benefit of $938,000. During 2002, we established a valuation allowance of $3.5 million for foreign tax credit carryovers due to our excess credit position. We subsequently elected in third quarter 2003 to capitalize a significant portion of our research and development costs in the 2002 federal income tax return, which allowed us to more fully utilize certain tax credits that could not previously be realized. With this election, we reversed $2.3 million of the previously recorded valuation allowance, which resulted in the one-time tax benefit of $938,000, an increase to additional paid in capital of $1.1 million, and an increase in income taxes payable of $262,000. The effective tax rate for the nine months ended September 30, 2003, excluding the effect of the $938,000 one-time tax benefit, is 35%.

     The income tax benefits recorded during the nine months ended September 30, 2004 and 2003 take into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and do not include the tax benefits realized from the employee stock options exercised during these quarters of $61,000 and $208,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in capital.

Liquidity and Capital Resources

     Working capital at September 30, 2004 was $92.4 million, a decrease of $33.6 million from the $126 million reported at December 31, 2003. Cash, cash equivalents and marketable securities at September 30, 2004 were $95.5 million, a decrease of $19.2 million from the $114.7 million reported at December 31, 2003. The decrease in working capital, and our cash and marketable securities balances during the nine months ended September 30, 2004 resulted primarily from the purchase of our corporate office facility for $23.8 million and the acquisition of Timera Retail Solutions for $14.1 million. Net accounts receivable were $32.3 million, or 58 days sales outstanding (“DSOs”), compared to $40.2 million or 65 DSOs at December 31, 2003. The decreases in accounts receivable and DSOs resulted primarily from collections of annual maintenance renewal billings. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including seasonality, shifts in customer buying patterns, the timing of annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.

     Operating activities provided cash of $22.3 million in the nine months ended September 30, 2004 and $19.8 million in nine months ended September 30, 2003. The principle sources of our cash flow from operations are net income adjusted for depreciation and amortization, collections on accounts receivable, and increases in deferred maintenance revenue which result from support services billings to a larger install base. Cash flow from operations in the nine months ended September 30, 2004 and September 30, 2003 were partially offset by increases in deferred tax assets and decreases in accrued expenses and other liabilities. Cash flows from operations in the nine months ended September 30, 2004 were also offset by a $1.2 million net gain on the QRS acquisition breakup fee.

     Investing activities utilized cash of $25.3 million in the nine months ended September 30, 2004 compared to $19.9 million in the nine months ended September 30, 2003. Cash utilized by investing activities in the nine months ended September 30, 2004 includes $23.8 million in cash expended to purchase our corporate office facility, $13.6 million in cash expended to acquire Timera Retail Solutions, and $8.7 million in other capital expenditures. Cash utilized by investing activities in the nine months ended September 30, 2003 includes $7.1 million in capital expenditures, $4 million to acquire Vista Software Solutions, Inc. and $3.3 million to acquire Engage, Inc., offset in part by $1.8 million in proceeds from the disposal of property and equipment, primarily from the sale of an excess office facility in the United Kingdom. All other variances between the comparable nine-month periods are due to normal maturing and reinvesting of marketable securities.

     Financing activities provided cash of $518,000 in the nine months ended September 30, 2004 compared to $4.6 million in the nine months ended September 30, 2003. The activity in both periods includes comparable proceeds from the issuance of common stock under our stock option plans. We received $4.1 million in proceeds from the issuance of stock under our 1999 Employee Stock Purchase Plan (“1999 Purchase Plan”) in the nine months ended September 30, 2003. This source of cash did not recur in the nine months ended September 30, 2004 as we terminated the 1999 Purchase Plan in August 2003. The financing activities in the nine months ended September 30, 2003 also include the repurchase of 75,000 shares of our common stock for $757,000 under a stock repurchase program authorized by our Board of Directors.

     Changes in the currency exchange rates of our foreign operations had the effect of decreasing cash by $36,000 in the nine months ended September 30, 2004 and increasing cash by $1.9 million in the nine months ended September 30, 2003. We currently use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the short-term foreign currency exchange exposure associated with foreign currency denominated assets and liabilities which exist as part of our ongoing business operations. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under SFAS No. 133. Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income, net, offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables.

     We Continue to Grow Our Business Through Acquisitions. We believe there are opportunities to grow our business through the acquisition of complementary and synergistic companies, products and technologies. We have historically looked at acquisitions that could be readily integrated, accretive to earnings, or which could shorten our time to market with new technologies. We have completed various cash acquisitions over the past three years in the

$5 million to $20 million range. We are now focusing our acquisition strategy on larger companies, particular those that will increase the breadth of our JDA Portfolio offerings in the Collaborative Solutions business segment.

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

     On January 29, 2004 we acquired the intellectual property and certain other assets of Timera Retail Solutions (“Timera”), for a total cost of $14.1 million, which includes the purchase price of $13.1 million plus $1.0 million in direct costs of the acquisition.

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

Critical Accounting Policies

     We have identified the policies below as critical to our business operations and the understanding of our results of operations. There have been no changes in our critical accounting policies during the nine months ended September 30, 2004. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

•	Goodwill and Intangible Assets. Our business combinations typically result in goodwill and other intangible assets, which affects the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets and the annual impairment tests require management to make estimates of future revenues, customer retention rates and other assumptions that affect our consolidated financial statements.

•	Product Development. The costs to develop new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. We consider technological feasibility to have occurred when all planning, designing, coding and testing have been completed according to design specifications. Once technological feasibility is established, any additional costs would be capitalized. We believe our current process for developing software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

•	Income Taxes. Our income tax policy records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We follow specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.

•	Stock-Based Compensation. We do not record compensation expense for options granted to our employees as all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, we have not recorded compensation expense for shares issued under our employee stock purchase plan. We terminated our 1999 Purchase Plan in August 2003. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma disclosure on a quarterly and annual basis of net income (loss) and net income (loss) per common share for employee stock option grants made, and shares issued under our employee stock purchase plan, as if the fair-value method defined in SFAS No. 123 had been applied.

The following table presents pro forma disclosure of net income (loss) and basic and diluted earnings (loss) per share as if stock-based employee compensation had been recognized during the three and nine month periods ended September 30, 2004 and 2003. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income— as reported	$1,649	$3,374	$1,816	$2,427
Less: stock-based compensation expense, net of related tax effects	(1,150)	(1,500)	(3,029)	(4,746)

Pro forma net income (loss)	$499	$1,874	$(1,213)	$(2,319)
Basic earnings per share — as reported	$.06	$.12	$.06	$.09
Diluted earnings per share — as reported	$.06	$.11	$.06	$.08
Basic earnings (loss) per share — pro forma	$.02	$.07	$(.04)	$(.08)
Diluted earnings (loss) per share — pro forma	$.02	$.06	$(.04)	$(.08)

•	Derivative Instruments and Hedging Activities. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income, net, offset by the gains or losses resulting from the settlement of the underlying foreign denominated assets and liabilities.

Factors That May Affect Our Future Results or the Market Price of Our Stock

     We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2004 and for the three and nine months then ended contained elsewhere in this Form 10-Q.

Regional And/Or Global Changes in Economic, Political And Market Conditions Could Cause Decreases in Demand For Our Software And Related Services Which Could Negatively Affect Our Revenue And Operating Results And The Market Price of Our Stock.

     Our revenue and profitability depend on the overall demand for our software and related services. A regional and/or global change in the economy and financial markets could result in delay or cancellation of customer purchases. Historically, developments associated with terrorist attacks on United States’ interests, the US war and continued violence in Iraq, and the Severe Acute Respiratory Syndrome (“SARS”) have resulted in economic, political and other uncertainties, and factors such as these could further adversely affect our revenue growth and operating results. If demand for our software and related services decrease, our revenues would decrease and our operating results would be adversely affected. Our inability to license software products to new customers may cause our stock price to fall.

Our Quarterly Operating Results May Fluctuate Significantly, Which Could Adversely Affect the Price of Our Stock.

     Our quarterly operating results have varied and are expected to continue to vary in the future. If our quarterly operating results fail to meet management’s or analysts’ expectations, the price of our stock could decline. Many factors may cause these fluctuations, including:

•	Demand for our software products and services, including the size and timing of individual contracts and our ability to recognize revenue with respect to contracts signed in the quarter, particularly with respect to our larger customers;

•	Changes in the length and complexity of our sales cycle;

•	Competitive pricing pressures and the competitive success or failure on significant transactions;

•	Customer order deferrals resulting from the anticipation of new products, economic uncertainty, disappointing operating results by the customer, or otherwise;

•	The timing of new software product and technology introductions and enhancements to our software products or those of our competitors, and market acceptance of our new software products and technology;

•	Changes in the number, size or timing of new and renewal maintenance contracts or cancellations;

•	Changes in our operating expenses;

•	Changes in the mix of domestic and international revenues, or expansion or contraction of international operations;

•	Our ability to complete fixed price consulting contracts within budget;

•	Foreign currency exchange rate fluctuations;

•	Operational issues resulting from corporate reorganizations; and

•	Lower-than-anticipated utilization in our consulting services group as a result of reduced levels of software sales, reduced implementation times for our products, changes in the mix of demand for our software products, or other reasons.

     It is possible that, based upon decisions we make in fourth quarter 2004 regarding our cost structure and the rate of investment in new product development for certain purchased software, and our analysis of projected cash flows from affected products, we could determine that the value of certain of our intellectual property and goodwill is impaired, requiring a write down that will adversely affect our quarterly operating results.

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

Our Gross Margins May Vary Significantly or Decline.

     Because the gross margins on product revenues (software licenses and maintenance services) are significantly greater than the gross margins on consulting services revenue, our combined gross margin has fluctuated from quarter to quarter and it may continue to fluctuate significantly based on revenue mix. Demand for the implementation of products with longer implementation timeframes, specifically Merchandise Management Systems and In-Store Systems, remains depressed. We believe that demand continues to be greater for products that have a higher short term ROI and lower total costs ownership with less disruption to the underlying business of our customers. As a result, most of our current implementations are for our Strategic Merchandise Management Solutions that have shorter implementation timeframes. The decline in software sales of Merchandise Management Systems and In-Store Systems is having a corollary negative impact on our service revenues as consulting services revenue typically lags the performance of software revenues by as much as one year. In addition, our gross margins on consulting services revenue vary significantly with the rates at which we utilize our consulting personnel, and as a result, our overall gross margins will be adversely affected when there is not enough work to keep our consultants busy. We may face some constraints on our ability to adjust consulting service headcount and expense to meet demand, due in part to our need to retain consulting personnel with sufficient skill sets to implement and maintain our full set of products.

We May Misjudge When Software Sales Will Be Realized.

     Software license revenues in any quarter depend substantially upon contracts signed and the related shipment of software in that quarter. It is therefore difficult for us to accurately predict software license revenues. Because of the timing of our sales, we typically recognize the substantial majority of our software license revenues in the last weeks or days of the quarter, and we may derive a significant portion of our quarterly software license revenues from a small number of relatively large sales. In addition, it is difficult to forecast the timing of large individual software license sales with a high degree of certainty due to the extended length of the sales cycle and the generally more complex contractual terms that may be associated with such licenses that could result in the deferral of some or all of the revenue to future periods. Accordingly, large individual sales have sometimes occurred in quarters subsequent to when we anticipated. Although our new “proof of concept” sales model may improve our ability to predict the timing of certain deals, we expect to experience continued difficulty in accurately forecasting the timing of deals. If we receive any significant cancellation or deferral of customer orders, or we are unable to conclude license negotiations by the end of a fiscal quarter, our operating results may be lower than anticipated. In addition, any weakening or uncertainty in the economy may make it more difficult for us to predict quarterly results in the future, and could negatively impact our business, operating results and financial condition for an indefinite period of time.

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

     We believe the retail industry remains cautious with their level of investment in information technology during the difficult economic cycle of the last few years, and the uncertainty related to the threat of future terrorist attacks and any continued violence in Iraq. We remain concerned about weak and uncertain economic conditions, consolidations and the disappointing results of retailers in certain of our geographic regions. The retail industry will be negatively impacted if weak economic conditions or fear of additional terrorists’ attacks and wars persist for an extended period of time. Weak and uncertain economic conditions have in the past, and may in the future, negatively impact our revenues, including a potential deterioration of our maintenance revenue base as customers look to reduce their costs, elongate our selling cycles, and delay, suspend or reduce the demand for our products. As a result, it is difficult in the current economic environment to predict exactly when specific software licenses will close within a six to nine month time frame. In addition, weak and uncertain economic conditions could impair our customers’ ability to pay for our products or services. Any of these factors could adversely impact our business, quarterly or annual operating results and financial condition.

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

     Certain of our software products, including Portfolio Point of Sale, Portfolio Workforce Management, Portfolio Registry, Trade Events Management and certain modules of Portfolio CRM and Intellect, have been commercially released within the last two years. Portfolio Replenishment Optimization by E3 (“PRO”) and other modules of Intellect are still in beta testing or under development. In addition, we have only recently announced our intentions to develop or acquire a series of business-to-business e-commerce solutions, including products in furtherance of our pursuit of the market for Collaborative Solutions. The markets for these products are new and evolving, and we believe that retailers and their suppliers may be cautious in adopting web-based and other new technologies. Consequently, we cannot predict the growth rate, if any, and size of the markets for our e-commerce products or that these markets will continue to develop. Potential and existing customers may find it difficult, or be unable, to successfully implement our e-commerce products, or may not purchase our products for a variety of reasons, including their inability or unwillingness to deploy sufficient internal personnel and computing resources for a successful implementation. In addition, we must overcome significant obstacles to successfully market our newer products, including limited experience of our sales and consulting personnel. If the markets for our newer products fail to develop, develop more slowly or differently than expected or become saturated with competitors, or if our products are not accepted in the marketplace or are technically flawed, our business, operating results and financial condition will decline.

We Are Investing Heavily in Re-Writing Many of Our Products for the Microsoft ..Net Platform.

     We are developing a series of enhancements to the JDA Portfolio products, based upon the Microsoft .Net technology platform (“.Net Platform”), that we believe will position us uniquely in the retail and collaborative solutions markets. Our goals are to ensure that our solutions offer: (i) increased ease of use, (ii) increased integration of business processes, (iii) reduced cost of ownership, (iv) faster implementation, and (v) faster return on investment. We believe our next generation technology will enhance our competitive position since we will be able to offer significant features and functionality using an advanced technology platform. We released Portfolio 2004, a fully synchronized release of all our existing products, in first quarter 2004. Portfolio 2004 included standard interfaces to certain of our applications and included our first .Net Platform application, Portfolio Registry. Our goal is to complete certain next generation versions of current JDA Portfolio products based on the ..Net Platform by the end of 2004 and begin a multi-year delivery in January 2005, starting with PRO which replaces Advanced Replenishment by E3, the Trade Events Management revenue management solution, a new release of Portfolio Registry, and certain of our Intellect applications, followed by the first components of Portfolio Enterprise Planning by Arthur that are currently scheduled for release in second quarter 2005. This is a significant investment by the Company as we are building our next generation of products while at the same time we continue development efforts on our existing products and complete the integration of acquired products. We also plan to develop new products as well as shared code components using the .Net Platform. The risks of our commitment to the .Net Platform include, but are not limited to, the following:

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

There Are Many Risks Associated with International Operations.

     Our international revenues represented 40% of total revenues in the nine months ended September 30, 2004 as compared to 44% and 43% in the years ended December 31, 2003 and 2002, respectively. If our international operations grow, we must recruit and hire a number of new consulting, sales and marketing and support personnel in the countries in which we have or will establish offices. Our entry into new international markets typically requires the establishment of new marketing and distribution channels as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. The opening of our new offices typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. If we are less successful in a new market than we expect, we may not be able to realize an adequate return on our initial investment and our operating results could suffer. If we have to downsize certain international operations, the costs to do so are typically much higher than downsizing costs in the United States, particularly in Europe. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, that we will be successful at hiring, training or retaining such personnel or that we can expand or contract our international operations in a timely, cost effective manner.

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

     A few of our existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and other resources than we do, which could provide them with a significant competitive advantage over us. For example, we have recently encountered competitive situations with SAP AG where, in order to expedite their entrance into our markets and to encourage customers to purchase licenses of its non-retail applications, SAP AG has offered to license at no charge certain of its retail software applications that compete with the JDA Portfolio products. In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the retail supply chain market. Further, the enterprise software market is consolidating and this may result in larger, new competitors with greater financial, technical and marketing resources than we possess. Such a trend could negatively impact our business. We cannot guarantee that we will be able to compete successfully against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.

It May Be Difficult to Identify, Adopt and Develop Product Architecture that is Compatible with Emerging Industry Standards.

     The markets for our software products are characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. We continuously evaluate new technologies and implement into our products advanced technology such as our current .Net Platform effort. However, if we fail in our product development efforts to accurately address in a timely manner, evolving industry standards, new technology advancements or important third-party interfaces or product architectures, sales of our products and services will suffer.

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

We May Have Difficulty Integrating Acquisitions.

     We continually evaluate potential acquisitions of complementary businesses, products and technologies, including those that are significant in size and scope. In pursuit of our strategy to acquire complementary products, we have completed nine acquisitions over the past seven years including the Arthur Retail Business Unit in June 1998, Intactix International, Inc. in April 2000, E3 Corporation in September 2001, and substantially all the assets of Timera Retail Solutions in January 2004. The E3 acquisition was our largest to date, and involved the integration of E3’s products and operations in 12 countries. The risks we commonly encounter in acquisitions include:

•	We may have difficulty assimilating the operations and personnel of the acquired company;

•	The challenge to integrate new products and technologies into our sales and marketing process, particularly in the case of smaller acquisitions;

•	We may have difficulty effectively integrating the acquired technologies or products with our current products and technologies;

•	Our ongoing business may be disrupted by transition and integration issues;

•	We may not be able to retain key technical and managerial personnel from the acquired business;

•	We may be unable to achieve the financial and strategic goals for the acquired and combined businesses;

•	We may have difficulty in maintaining controls, procedures and policies during the transition and integration;

•	Our relationships with partner companies or third-party providers of technology or products could be adversely affected;

•	Our relationships with employees and customers could be impaired;

•	Our due diligence process may fail to identify significant issues with product quality, product architecture, legal contingencies, and product development, among other things;

•	We may be subject to as a successor, certain liabilities of our acquisition targets; and

•	We may be required to sustain significant exit or impairment charges if products acquired in business combinations are unsuccessful.

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

     Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 40% of total revenues in the nine months ended September 30, 2004, as compared to 44% and 43% in the years ended December 31, 2003 and 2002, respectively. In addition, the identifiable net assets of our foreign operations totaled 19% of consolidated net assets at September 30, 2004, as compared to 20% at December 31, 2003. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting unrealized foreign currency exchange gains of $1.2 million in the nine months ended September 30, 2004 and $1.1 million in the nine months ended September 30, 2003.

     Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net working capital as of September 30, 2004 to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the September 30, 2004 rates would result in a currency translation loss of $1.7 million before tax. We use derivative financial instruments to manage this risk.

     We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under SFAS No. 133. Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income, net, offset by the gains or losses resulting from the settlement of the underlying foreign denominated assets and liabilities.

     At September 30, 2004, we had forward exchange contracts with a notional value of $7.0 million and an associated net forward contract receivable of $47,000. At December 31, 2003, we had forward exchange contracts with a notional value of $10.3 million and an associated net forward contract liability of $147,000, which is included in accrued expenses and other liabilities. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We prepared sensitivity analyses of the impact of changes in foreign currency exchange rates on our forward exchange contracts at September 30, 2004. Based on the results of these analyses, a 10% adverse change in all foreign currency rates from the September 30, 2004 rates would result in a net forward contract receivable of $736,000 that would offset the underlying currency translation loss on our net foreign assets. We recorded foreign currency exchange gains of $36,000 and $181,000 in the three and nine months ended September 30, 2004, respectively, and a $350,000 foreign currency exchange gain for the year ended December 31, 2003.

     Interest rates. We invest our cash in a variety of financial instruments, including bank time deposits and variable and fixed rate obligations of the U.S. Government and its agencies, states, municipalities, commercial paper and corporate bonds. These investments are denominated in U.S. dollars. We classify all of our investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain

Investments in Debt and Equity Securities.” Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on our investments is reflected in our financial statements under the caption “Other income, net.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have suffered a decline in market value due to a change in interest rates. We hold our investment securities for purposes other than trading. The fair value of securities held at September 30, 2004 was $20.5 million, which is approximately the same as amortized cost, with interest rates generally ranging between 1% and 3%.

Item 4: Controls and Procedures

     During and subsequent to the reporting period, and under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that were in effect at the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on September 30, 2004 were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting, or to our knowledge, in other factors that could significantly affect these controls subsequent to September 30, 2004. While we have not identified any material weakness or condition in our disclosure controls and procedures that would cause us to consider them ineffective for their intended purpose, we nevertheless have identified certain deficiencies in our manual accounting procedures related to the consolidation of our financial position that resulted in immaterial, inappropriate classifications of the foreign currency translation adjustment in certain of our consolidated balance sheets. We have dedicated resources to correct this issue and have implemented the necessary corrections. These deficiencies did not have a material impact on the quality or accuracy of our financial statements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We are involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not currently believe that the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Note applicable

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

This information provided in the Form 8-Ks and the Exhibits attached thereto announcing the preliminary and final financial results for the quarter ended June 30, 2004 were furnished under “Item 12. Disclosure of Results of Operations and Financial Condition.” The information shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall these reports be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, except as expressly set forth by specific reference in such filing.

We filed a Form 8-K dated July 26, 2004 with the Securities and Exchange Commission on July 27, 2004 announcing the filing of our Registration Statement on Form S-4 that covers the shares of JDA common stock to be issued in connection with the Agreement and Plan of Merger with QRS Corporation.

We filed a Form 8-K dated September 2, 2004 with the Securities and Exchange Commission on September 7, 2004 announcing the termination of our Agreement and Plan of Merger with QRS Corporation.

We filed a Form 8-K dated October 7, 2004 with the Securities and Exchange Commission on October 7, 2004 to furnish a copy of our October 7, 2004 press release announcing preliminary financial results for the quarter ended September 30, 2004. In addition, the Form 8-K included a discussion of the non-GAAP financial measures of operating income and earnings per share provided in the October 7, 2004 press release.

We filed a Form 8-K dated October 18, 2004 with the Securities and Exchange Commission on October 18, 2004 to furnish a copy of our October 18, 2004 press release announcing final financial results for the quarter ended September 30, 2004. In addition, the Form 8-K included a discussion of the non-GAAP financial measures of operating income and earnings per share provided in the October 18, 2004 press release.

The information provided in the Form 8-Ks and the Exhibits attached thereto announcing the preliminary and final financial results for the quarter ended September 30, 2004 were furnished under “Item 2.02. Results of Operations and Financial Condition.” The information shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall these reports be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, except as expressly set forth by specific reference in such filing.

JDA SOFTWARE GROUP, INC.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDA SOFTWARE GROUP, INC.

Dated: November 9, 2004	By:	/s/ Kristen L. Magnuson

Kristen L. Magnuson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #		Description of Document
2.1**	—	Asset Purchase Agreement dated as of June 4, 1998, by and among JDA Software Group, Inc., JDA Software, Inc. and Comshare, Incorporated.

2.2##	—	Asset Purchase Agreement dated as of February 24, 2000, by and among JDA Software Group, Inc., Pricer AB, and Intactix International, Inc.

2.3###	—	Agreement and Plan of Reorganization dated as of September 7, 2001, by and among JDA Software Group, Inc., E3 Acquisition Corp., E3 Corporation and certain shareholders of E3 Corporation.

3.1####	—	Third Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated July 23, 2002.

3.2***	—	First Amended and Restated Bylaws of JDA Software Group, Inc.

4.1*	—	Specimen Common Stock Certificate of JDA Software Group, Inc.

10.1*(1)	—	Form of Indemnification Agreement.

10.2*(1)	—	1995 Stock Option Plan, as amended, and form of agreement thereunder.

10.3♦♦♦ (1)	—	1996 Stock Option Plan, as amended on March 28, 2003.

10.4*(1)	—	1996 Outside Directors Stock Option Plan and forms of agreement thereunder.

10.5♦♦♦ (1)	—	Executive Employment Agreement between James D. Armstrong and JDA Software Group, Inc. dated July 23, 2002, together with Amendment No. 1 effective August 1, 2003.

10.6♦♦♦ (1)	—	Executive Employment Agreement between Hamish N. Brewer and JDA Software Group, Inc. dated January 22, 2003, together with Amendment No. 1 effective August 1, 2003.

10.7 (1)####	—	Executive Employment Agreement between Kristen L. Magnuson and JDA Software Group, Inc. dated July 23, 2002.

10.8♦♦♦ (1)	—	1998 Nonstatutory Stock Option Plan, as amended on March 28, 2003.

10.9#(1)	—	1998 Employee Stock Purchase Plan.

10.10†	—	1999 Employee Stock Purchase Plan.

10.11††††	—	Lease Agreement between Opus West Corporation and JDA Software Group, Inc. dated April 30, 1998, together with First Amendment dated June 30, 1998, Second Amendment dated November 23, 1998, revised and restated Third Amendment dated October 20, 1999, Fourth Amendment dated May 30, 2001, Fifth Amendment dated May 31, 2001, Sixth Amendment dated August 2001, Seventh Amendment dated June 30 2003, and Letter Agreement dated June 30, 2003.

10.12**	—	Software License Agreement dated as of June 4, 1998 by and between Comshare, Incorporated and JDA Software, Inc.

10.13♦♦♦	—	Purchase Agreement between Opus Real Estate Arizona II, L.L.C. and JDA Software Group, Inc. dated February 5, 2004.

10.14♦♦♦ (2)	—	Value-Added Reseller License Agreement for Uniface Software between Compuware Corporation and JDA Software Group, Inc. dated April 1, 2000, together with Product Schedule No. One dated June 23, 2000, Product Schedule No. Two dated September 28, 2001, and Amendment to Product Schedule No. Two dated December 23, 2003.

10.15♦♦♦ (1)	—	JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 2004.

10.16♦♦♦♦ (1)	—	Non-Plan Stock Option Agreement between JDA Software Group, Inc. and William C. Keiper, dated March 4, 1999.

10.17***(1)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and Kristen L. Magnuson, amending certain stock options granted to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on September 11, 1997 and January 27, 1998.

Exhibit #		Description of Document
10.18††(1)	—	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the From of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement).

10.19†††(1)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.20♦(1)(3)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.21♦ (1)(3)	—	Form of Nonstatutory Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.22♦ (1) (4)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1995 Stock Option Plan

10.23♦ (1)(5)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan

10.24♦ (1)(6)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan

10.25♦♦	—	Secured Loan Agreement between JDA Software Group, Inc. and Silvon Software, Inc. dated May 8, 2001, together with Secured Promissory Note and Security Agreement.

31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

**	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1998, as filed on June 19, 1998.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.

†	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, as filed on August 19, 1999.

††	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998.

†††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed on November 13, 1998.

††††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, as filed on August 13, 2003.

#	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, as filed on March 31, 1998.

##	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2000, as filed on March 1, 2000.

###	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2001, as filed on September 21, 2001.

####	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 12, 2002.

♦	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.

♦♦	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, as filed on August 14, 2001.

♦♦♦	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004.

♦♦♦♦	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, as filed on May 10, 2004.

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(2)	Confidential treatment has been granted as to part of this exhibit.

(3)	Applies to James D. Armstrong.

(4)	Applies to Hamish N. Brewer and Gregory L. Morrison.

(5)	Applies to Hamish N. Brewer, Peter J. Charness, Scott D. Hines, Gregory L. Morrison and David J. Tidmarsh.

(6)	Applies to Senior Executive Officers with the exception of James D. Armstrong and Kristen L. Magnuson.