Form 10-K
period 2004-12-31
JDA SOFTWARE GROUP INC
filed 2005-03-15
CIK 1006892

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
          The approximate aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing sales price of such stock as reported by the NASDAQ Stock Market) on June 30, 2004 was $363,962,854. The number of shares of common stock, $0.01 par value per share, outstanding as of March 11, 2005 was 29,050,862.
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference

Portions of the Proxy Statement for the registrant’s 2005	Items 10, 11, 12, 13 and 14 of Part III
Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K

      This Annual Report on Form 10-K contains forward-looking statements reflecting management’s current forecast of certain aspects of our future. It is based on current information that we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, numbers of personnel, strategic relationships with third parties, and strategy. The forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “intend,” “believe,” “should,” “would,” “could,” “anticipate” or other words that convey uncertainty of future events or outcomes. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Annual Report on Form  10-K, which you should read carefully. We would particularly refer you to the section under the heading “Factors That May Affect Our Future Results or the Market Price of Our Stock” for an extended discussion of the risks confronting our business. The forward-looking statements in this Annual Report on Form  10-K should be considered in the context of these risk factors. We disclaim any obligation to update information contained in any forward-looking statement.
PART I

Item 1.	Business
Overview
      We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, e-commerce, inventory optimization, collaborative planning and forecasting and store operations requirements of the retail industry and its suppliers. Our solutions enable customers to manage and optimize their inventory flows throughout the demand chain to the consumer, and provide optimized labor scheduling for retail store operations. Our customers include over 4,700 of the world’s leading retail, consumer package goods (“CPG”) manufacturers and wholesalers. We believe we have the largest retail customer installed base among our direct competitors for retail-specific systems, with approximately 1,300 retail customers in over 60 countries and more than 3,400 CPG manufacturers and wholesalers. Our customers include many of the world’s leading retail, CPG manufacturing and wholesale organizations including AEON Company Ltd., Anheuser-Busch Companies, Carrefour, Colgate-Palmolive, CVS Pharmacy, Inc., Dollar General Corporation, Energizer Holdings, Inc., The Estee Lauder Companies, Inc., H. E. Butt Grocery Company, The Kroger Company, The Limited, Meijer Stores, Michaels Stores, Sodimac, Tesco and Wal-Mart. Our software solutions business is enhanced and supported by our retail and supplier specific professional services and education offerings.
      We market our JDA Portfolio software solutions to approximately 3,200 retailers worldwide with annual sales of $100 million or more. Approximately 1,300 of these potential retail customers own at least one of our products. Our acquisitions of the Arthur Retail Business Unit (“Arthur”), Intactix International, Inc. (“Intactix”), E3 Corporation (“E3”) and Vista Software Solutions, Inc. (“Vista”), expanded our client base to include more than 3,400 suppliers to the retail industry and added software applications that enable business-to-business collaborative planning, forecasting and replenishment (“CPFR”) and collaborative category management between retailers and their suppliers. These acquisitions, together with the investments we have made over the past few years to increase the scalability of our products, have enabled us to pursue emerging growth opportunities in the demand chain and further expand our target markets to include larger multi-national retail organizations and approximately 26,000 suppliers to the retail industry worldwide with annual sales of $100 million or more.
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

      Companies in the retail market we serve have specific technology requirements to support and optimize their operations. General enterprise resource planning (“ERP”) solution providers have been unable to fully meet the demands of these organizations. Although our retail and wholesale customers have typically invested a low proportion of their total revenues in technology, as the leaders in this industry begin to demonstrate an ability to achieve market advantage through effective use of specialized applications, the requirement for all retailers to increase their investment in technology and adopt best practices has grown. Many of these companies have not yet replaced their customized legacy systems with packaged software solutions, and as result, there is substantial opportunity in our targeted retail market. In addition, many of the companies in our targeted retail market do not utilize sophisticated optimization solutions.
      The CPG manufacturing customers we serve employ solutions from JDA to optimize their ability to sell to consumers through the retail channel. While most of these companies have historically invested heavily in manufacturing systems from other providers, the technology support for their sales operations is generally limited. JDA is developing a new solutions market with these companies, focused on optimizing sales of consumer products to end consumers through collaborative solutions that allow the CPG manufacturer and the retailer to improve inventory assortment, merchandising and availability at the point of sale.
JDA Solutions
      We are the leading provider of comprehensive, integrated software solutions specifically designed for the retail industry and its suppliers. We have developed and marketed our Retail Enterprise Systems and In-Store Systems to retailers for over 20 and 10 years, respectively and our installed base of approximately 1,300 retail customers is comprised of many of the world’s leading retail organizations. In addition, our Collaborative Solutions have been installed at more than 3,400 suppliers to the retail industry, enabling them to collaborate with their retailer customers to improve their supply chain management and business processes. We offer a wide range of retail specific professional services to help clients rapidly achieve the benefits of our solutions, including project management, system planning, design and implementation, custom configurations, training and support services.
      We organize our solutions into three business application domains supported by several shared technology components:

•	Strategic Merchandise Management Solutions. These solutions provide the tools for retailers and suppliers to manage and optimize the planning, buying, supply and promotion of their products to consumers.

•	Merchandise Operations Systems. These systems are typically utilized by retailers and provide solutions for enterprise management of inventory throughout the retail demand chain.

•	In-Store Systems. These systems are specific to retailers and provide point-of-sale tilling functions, and in-store inventory management functions such as receiving, transfers, price management and physical inventory. Our In-Store Systems offerings also include customer relationship management and workforce management solutions.
      Over the past two years we have invested heavily in the next generation of our solutions, called Portfolio Enabled. These products will eventually replace our existing offerings and provide a series of new capabilities to our customers. JDA has acquired nine companies since 1998 and Portfolio Enabled is designed to bring certain of the applications obtained in these acquisitions, originally designed in isolation, together into a powerful integrated solution offering that delivers many compelling advantages (See “Our Product Strategy”). For a listing and description of our products, see “Products.”

JDA Business Segments
      We organize our business segments around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry:

•	Retail Enterprise Systems. The modern retail enterprise is required to rapidly collect, organize, distribute, analyze and optimize information throughout its organization. Retail Enterprise Systems include corporate level merchandise management systems (“Merchandise Operations Systems”) that enable retailers to manage their inventory, product mix, pricing and promotional execution, and enhance the productivity and accuracy of warehouse processes. In addition, Retail Enterprise Systems include a comprehensive set of tools for planning, buying, supplying, promoting and analyzing inventory decisions throughout the demand chain (“Strategic Merchandise Management Solutions”).

•	In-Store Systems. Store-level personnel require systems that enhance and facilitate the retailer’s direct interaction with the customer, and integrate the store-level operations into the overall business processes of the organization. In-Store Systems include point-of-sale, labor scheduling and back office applications that enable retailers to capture, analyze and transmit certain sales, store inventory and other operational information to corporate level merchandise management and payroll systems using hand-held, radio frequency devices, point-of-sale workstations or dedicated workstations. In addition, In-Store Systems include a workforce management solution to optimize the scheduling of in-store labor which typically represents the next largest operational cost for a retailer after inventory.

•	Collaborative Solutions. Industry practices developed by retailers such as Wal*Mart, increasingly require CPG manufacturers and distributors to collaborate with other participants in the demand chain. While these companies have historically focused on technology to support their ability to manufacture and supply products, this new era of collaboration with retailers has created a requirement for new technology solutions that are designed to optimize sales of products to end consumers through the retail channel. Collaborative Solutions provide applications that enable business-to-business collaborative activities such as collaborative planning, forecasting and replenishment (“CPFR”), collaborative category management including collaborative space and assortment planning, and collaborative revenue management through trade funds management programs. Our Collaborative Solutions offerings leverage existing solutions deployed to retailers within our Retail Enterprise Systems business segment.
        Our software products and services are designed to provide the following benefits:
      A Broad Set of Solutions for the Retail Demand Chain. We believe the JDA Portfolio is the broadest, most functional set of industry leading retail demand chain software solutions available to retailers and their suppliers. Integration costs often represent a significant expenditure for large enterprise systems. JDA offers integration tools and services that reduce the overall effort required to deploy our solutions compared with our competitors. We also believe our broad solution suite encourages customers to adopt JDA Portfolio solutions as an internal standard for business applications, allowing them to simplify their technology partner relationships while reducing the overhead of managing multiple versions of products from disparate providers.
      Enhanced Decision Making and Responsiveness to Consumer Demands. JDA Portfolio solutions help customers better understand and fulfill consumer demands while improving operational efficiency. Our products enable vast amounts of consumer, sales and inventory data to be rapidly collected, organized, distributed and analyzed. Retailers and their suppliers can explore “what if” merchandising plans, track and analyze performance, business results and trends, monitor strategic plans, quickly implement operational strategies based upon sophisticated fact-based optimization techniques and adjust to changes in consumer purchasing patterns. The JDA Portfolio solutions also allow customers to reduce their inventory exposure while offering the consumer a more compelling assortment at optimized prices.
      Improved Inventory Management. JDA Portfolio solutions enable customers to continuously monitor and reduce inventory levels, achieve higher gross margins, improve their inventory turnover rates and more effectively manage their order and distribution processes. We provide retailers with tools for vendor analysis, stock status monitoring, sales capture and analysis, merchandise allocation and replenishment, purchase order management and distribution center management.
      Enhanced Collaboration Between Retailers and Their Suppliers. As consumer markets become more competitive, retailers realize they must do more than simply achieve increased efficiencies within their own organizations. A retailer’s competitive advantage is now being defined by the efficiencies of their entire demand chain. As retailers and their suppliers cooperate to improve all aspects of the demand chain, a new breed of collaborative technology solutions continues to evolve. We have established a leading position in this new but rapidly growing market for software solutions. Our Collaborative Solutions allow retailers and their suppliers to plan and fulfill consumer demand through a complete suite of collaboration solutions that also enable trading partners to collaborate in planning, forecasting, replenishment, category management, assortment management and space planning decisions. In addition, we are developing additional functionality that will enable retailers and their suppliers to make collaborative decisions for marketing and promotion activities. As of December 31, 2004, there were more than 250 trading partners worldwide with an estimated annual trading volume of over $4.0 billion who are live and fully operational on our Marketplace Replenishment CPFR solution.
      Disclosure of certain financial information regarding our business segments and geographic regions is included in our Consolidated Financial Statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, which are included elsewhere herein.
Our Product Strategy
      JDA is positioning itself to offer a unique solution offering to the retail industry and its suppliers. Since 1998, JDA has acquired several of the world’s leading point solution providers including Arthur, Intactix and E3. These acquisitions have complemented the core transaction management capabilities of our original solutions. Our ability to offer point solutions that focus on a customer’s return on investment by meeting specific business objectives with low overall cost and effort to deploy, has been a successful strategy for JDA during the difficult market conditions of the past several years.
      During the past two years, JDA has been focused on developing the next generation of our solutions while at the same time continuing to enhance our existing solutions in order to maintain our competitive leadership in the marketplace. This strategy has been costly and has resulted in a substantially increased investment in product development going into our existing and future product offerings even though software license revenues have not grown.
      At the close of 2004, we were able to begin the process of transition to our new product offering, and as a result, we can now start to reduce the “double investment” in products that we have endured over the past two years. JDA Portfolio version 2005.1, the fourth synchronized release of our products, will be released in first quarter 2005 and will include enhancements to virtually all of our existing products that will enable them to maintain their competitive edge. In first quarter 2005, we will also begin releasing the first versions of the new Portfolio Enabled solutions that will eventually replace most of our existing products. The new Portfolio Enabled solutions will offer customers new and compelling advantages, although it will take multiple years to complete this offering.
      Benefits of the new Portfolio Enabled solutions include:

•	The ability to install Portfolio Enabled solutions together or separately over time. Either way, the Portfolio Enabled solutions will be able to interact and work together in a fundamentally integrated manner through the use of open web services-based architectures.

•	The continued ability to deploy our solutions as point solutions. This will help ensure that our total cost of delivery of Portfolio Enabled solutions remains a competitive edge for JDA.

•	The fundamental integration of our Portfolio Enabled solutions that will enable us to offer new functional capabilities to our customers that support advanced business practices and processes thereby increasing the attractiveness of our solutions relative to existing competitors.

•	The ability to generate operational efficiencies at JDA through rationalization of our supported technologies as we migrate Portfolio Enabled solutions to open web services-based platforms built with either Microsoft .Net or J2EE Java.
      During this transition phase JDA has developed a strategy to maximize revenues:

•	We believe the majority of our existing JDA Portfolio products provide broad and deep functionality, and as a result, they compete effectively in the marketplace. These solutions will be further enhanced with the release of JDA Portfolio version 2005.1 in first quarter 2005.

•	The Portfolio Enabled products will be delivered as individual solutions that can be integrated with our existing JDA Portfolio products. This will allow our customers to migrate to the Portfolio Enabled solutions in phases over time.

•	The initial versions of Portfolio Enabled solutions may not offer all the capabilities of the existing JDA Portfolio products, however, they will offer the advantages of an advanced technology platform and as a result, we believe they will be able to compete effectively against most of our competitors. We will continue selling the legacy versions of these products until the functionality of the Portfolio Enabled solutions is at least equivalent.

•	Through our JDA Portfolio Investment Protection Program, customers that purchase existing JDA Portfolio products will be entitled to upgrade to our new Portfolio Enabled solutions without additional license fees, subject to certain conditions that include the requirement that the new solution has no more than minimal differences in price, features, and functionality from the existing products. Additionally, we expect to be able to offer migration tools to our customers over time in order to minimize the effort required to upgrade to the Portfolio Enabled solutions.
      Customer Directed Development. We have established a new Customer Directed Development (“CDD”) organization structure within our Customer Support Solutions group. Certain of our JDA Portfolio products, such as Merchandise Operations Systems, require significant effort to upgrade. While we believe we have historically managed to keep the cost of upgrades below that of most of our competitors, it may take years before our existing customers are prepared to upgrade to the Portfolio Enabled solutions. CDD is designed to provide an innovative way to ensure that our existing customers continue to receive value from their JDA Portfolio products and maintenance agreements until they are ready to upgrade to the Portfolio Enabled solutions. CDD will take minor enhancement requests from our customer Special Interest Groups and provide packaged enhancements that can be used with multiple previous versions of the JDA Portfolio products.
      JDA Web Services Strategy. We entered into an agreement with Microsoft during 2004 that includes commitments from both companies to support the development and marketing of certain of our Portfolio Enabled solutions developed using the .Net platform. We expect to be able to offer new lower cost of ownership models to our customers over time as we develop applications that support the Microsoft platform (Windows, .Net, SQL Server, etc). We also expect to be able to substantially differentiate our Company from most existing competitors through this enhanced offering of advanced functionality on web services architecture and reduced cost of ownership.
      The vision for Portfolio Enabled solutions includes a rationalization of our products in order to reduce the volume of systems we maintain and the number of skill sets required by our associates. This evolution will take place gradually over the next few years and we expect this initiative to deliver steadily improving benefits to the productivity of the Company. A key aspect of our strategy is the creation of the Portfolio Framework on which Portfolio Enabled solutions will reside. This technology is shared by all Portfolio Enabled solutions. The services the Portfolio Framework provides will be required by all Portfolio Enabled solutions, e.g. user password and user session management. By developing this capability once, we believe the Portfolio Enabled solutions will be fully integrated and provide a consistent look and feel, simplified management and reduced implementation costs once the Portfolio Framework has been installed at a customer.

      We believe enterprise solution providers will increasingly be expected to provide component-based and web services-based solution suites. We further believe that our ability to provide fully integrated solutions within a common technical framework will provide the Company with a significant advantage as many existing competitive offerings become outdated. We hope to gain market share through our Portfolio Enabled initiative as we believe many of our competitors may find it difficult to fund a similar fundamental transition.
      Further, we are in the process of updating our In-Store Systems offering with new solutions based on the Java J2EE technology platform. This platform provides customers the flexibility to run our In-Store Systems across the wide variety of hardware devices (i.e., cash registers, hand-held scanners, etc.) typically used in an in-store environment. We believe this initiative will enable us to better leverage our existing assets and over time will increasingly differentiate the Company from most or our competitors in this market and position our In-Store Systems offering as a comprehensive enterprise solution. The total In-Store Systems solution provider strategy being developed in our Americas region includes:

•	JDA application software

•	JDA software implementation services

•	Education services

•	Software support services

•	Hardware, resold from original equipment manufacturers (“OEM”) and third party system software

•	Hardware installation and support services
      As of December 31, 2004, we had 356 employees on our product development staff. Our product development expenditures in 2004, 2003, and 2002 were $52.8 million, $48.5 million and $41.8 million, respectively, which represented 24%, 23%, and 19%, of total revenues, respectively. We have also invested over $160 million in acquisitions of complementary products since 1998. In order to take advantage of certain efficiencies that the migration to the .Net and Java J2EE platforms offer, we consolidated the majority of our development operations at our corporate headquarters in Scottsdale, Arizona during 2003.
      Delivery Plans. We plan to release Portfolio Enabled solutions for forecasting and replenishment during first quarter 2005. In second quarter 2005, we plan to release a Portfolio Enabled solution for enterprise planning that will ultimately replace certain of the Portfolio Planning Solutions by Arthur, including Merchandise Planning by Arthur and Assortment Planning by Arthur. Along with these new applications, we have released supporting technologies such as Portfolio Knowledge Base, Portfolio Registry and certain Intellect modules.
Our Business Strategy
      Despite relatively flat revenue performance over the past three years, we believe our business strategy will deliver growth as the level of economic activity in our markets improves, and as our Portfolio Enabled solutions gain market acceptance. This strategy includes the following major elements for growth:

•	We will continue to invest in our next generation of products based on open web services-based technology. We believe this will differentiate us from many of our competitors and increase our market share as we bring these products to market.

•	During the development of our next generation of Portfolio Enabled products, we plan to continue to offer support and enhancements to our existing products, and we plan to add complementary functionality to the JDA Portfolio through acquisitions.

•	We will continue to focus on providing strategic value to our customers through our Customer Value Program. We believe we have the largest retail customer base, and that we have an opportunity to grow by achieving increasingly strategic relationships with our customers. Although 69% of our software license sales in 2004 were from our existing customer base, we still see a significant growth opportunity as approximately 60% of our retail customer base, and substantially all of our CPG manufacturers and wholesale customers, still only own applications from one of our product families.

•	We intend to maintain the functional leadership that we have established in the industry. Our solutions, the people who develop them, and our sales, consulting and support associates are highly specialized. We believe this specialization makes it difficult for competitors to penetrate our market. Although we sometimes compete with much larger enterprise solution providers who have more resources at their disposal, we generally believe the enhanced capabilities of our solutions and our track record of highly successful installations of our products provides a competitive barrier that protects our market leadership.

•	We will continue to develop our Collaborative Solutions business segment. The collaborative solutions market is still emerging. JDA has established an early leadership position in the collaborative solutions market and we believe this market could grow to become a substantial portion of our business. There is significant opportunity as we market our JDA Portfolio software solutions to approximately 3,200 retailers and 26,000 suppliers to the retail industry worldwide with annual sales of $100 million or more. The Collaborative Solutions business segment remains a particular source of focus within our acquisition strategy.
Products
      The following table provides a listing and description of our products. Portfolio Synchronized products constitute the current JDA product suite. A synchronized version of these products has been released annually since 2002. JDA Portfolio version 2005.1, the fourth synchronized release of our products, will be released in first quarter 2005 and will include enhancements to virtually all of our existing products that will enable them to maintain their competitive edge. Portfolio Enabled products represent those solutions that have been developed and released through March 14, 2005 on new platforms that utilize a common shared technology framework.

Strategic Merchandise Management Solutions

Portfolio Synchronized Product(s)	Portfolio Enabled Product(s)	Description

• Advanced Warehouse Replenishment by E3 • Advanced Store Replenishment by E3 • Vendor Managed Inventory by E3 • Network Optimization by E3	• Portfolio Replenishment Optimization by E3 (released Q1-2005)	These products provide sophisticated forecasting and replenishment capabilities for both retailers and suppliers. They optimize the buying and distribution decisions of our customers and typically provide substantial return on investment.

• Merchandise Planning by Arthur • Assortment Planning by Arthur • Performance Analysis by Arthur		These products provide merchandise, assortment, allocation and analysis planning capabilities for a business that enable the integration of strategic and operational planning processes throughout the enterprise.

• Space Management Solutions by Intactix		These solutions provide collaborative category and space management capabilities used by both retailers and their suppliers. They optimize the assortment selection of products across the retail channels and provide visual tools for managing the allocation of retail floor and shelf space.

• Trade Events Management • Marketing Expense Management • Advertising and Promotion Management • Portfolio Merchandise Management Pricing Module • Vista CPG	• Trade Events Management for Retail (released Q4-2004)	These revenue management solutions provide the tools necessary for the retailer, wholesalers and manufacturers to manage prices, advertising, deal management and promotions throughout the various markets served by their businesses.

Merchandise Operations Systems

Portfolio Synchronized Product(s)	Portfolio Enabled Product(s)	Description

• Portfolio Merchandise Management • Merchandise Management System		These products provide the tool necessary for a retailer to manage inventory throughout the retail supply chain.

In-Store Systems

Portfolio Synchronized Product(s)	Portfolio Enabled Product(s)	Description

• Win/ DSS • Portfolio Point of Sale • Portfolio Back of Store		These products provide the essential tools necessary to operate a modern efficient retail store. They provide front office tilling functions as well as back office operations support for ordering, receiving, price execution & physical inventory.

• Customer Relationship Management • Customer Order Management		These solutions provide an enterprise wide capability for a retailer to manage customer data and execute customer loyalty programs

• Portfolio Workforce Management		This solution provides and enterprise wide capability for a retailer or manufacturer to optimize the scheduling of staff within each location and across locations.

• Store Portal		This solution is a web-based extension of the corporate merchandising system providing back office operations support for retail stores.

Shared Technology Components

Portfolio Synchronized Product(s)	Portfolio Enabled Product(s)	Description

	• Portfolio Knowledge Base (released Q1-2005)	This component provides a corporate level multi- dimensional data repository that allows all Portfolio Enabled applications to leverage large volumes of historical performance and forecast data.

	• Portfolio Registry (released Q1-2004)	This component provides the product information management capabilities required to support all Portfolio Enabled products. Registry also acts as the central repository for other data such as locations, suppliers, etc

• Vista Retail		This component provides the capabilities for a retailer to subscribe to a data pool and receive product information from suppliers. The solution also manages the workflow of completing these data elements such that they can be authorized for addition to the Portfolio Registry.

• Performance Analysis by IDEAS		These components provide enterprise analysis of historical performance information through advanced multi-dimensional presentation formats.

• Seasonal Profiling by Intellect • Channel Clustering by Intellect • Demand Planning by Intellect • Event Lift Forecasting by Intellect • Size Scaling	• Size Scaling by Intellect (released Q3-2003)	These modular components provide the capability to optimize decisions through advanced scientific analysis of large volumes of data to produce statistically driven insights into customer, inventory and sales patterns.

Collaborative Specific Solutions

Portfolio Synchronized Product(s)	Portfolio Enabled Product(s)	Description

• JDA Marketplace.com		This solution is a portal that enables trading partners to easily navigate to collaborative solutions and partners via the Internet. In addition, JDAMarketplace.com provides educational insights and recent news for those interested in the collaborative space.

• Marketplace Replenishment		This solution is a web-based solution designed to deliver collaborative planning, forecasting and replenishment between retailers and their suppliers.

Portfolio Customer Support
      We offer Portfolio Customer Support services that include product maintenance, on-line support, and access to our Solution Centers via telephone and web interfaces. Our standard maintenance services agreement entitles customers to receive unspecified new product releases (exclusive of those which introduce significant new functionality), access to our Solution Centers, and comprehensive error diagnosis and correction. Customers have the option of choosing maintenance service programs that extend hours of coverage, incorporate support for custom configurations, or provide special attention through periods of high activity or upgrade processing. We also offer enhanced support services that provide customers with difficult to find technical skills, such as database administration or with an outsource alternative to help desk and other information technology services. The vast majority of our customers have participated in one or more of our Portfolio Customer Support programs.
Portfolio Customer Services

•	Consulting. Our consulting services group consists of business consultants, systems analysts and technical personnel with extensive retail, manufacturing, and wholesale industry experience. The consulting services group assists our customers in all phases of systems implementation, including systems planning and design, customer-specific configuration of application modules, and on-site implementation or conversion from existing systems. We also offer a variety of post-implementation services designed to maximize our customers’ return on software investment, which include enhanced utilization reviews, business process optimization and executive “how to” sessions. The “how to” sessions empower executives to access key management reports online instead of referring to spreadsheets. Consulting services are generally billed bi-weekly on an hourly basis or pursuant to the terms of a fixed price contract. In addition, we augment our services on large-scale implementations and extensive business process re-engineering projects with third-party alliances, consulting firms and systems integrators. Our consulting engagements have typically taken between one month and one year for Retail Enterprise Systems, between four and eight months for In-Store Systems, and between one month and three months for Collaborative Solutions.

•	Training. We offer a comprehensive education and training program for our customers, associates and business partners through our Business Management Institute (“BMI”). BMI features a curriculum for each of our software solutions, prepaid training packages, and a full-time staff consisting of professional instructors and course developers. The BMI curriculum includes more than 120 courses that range from basic overviews, implementation and technical/developer classes to business process education and key topics and techniques for the supply chain. Courses are offered primarily at our in-house classroom facilities in Scottsdale, Atlanta, Dallas, Chicago, London and Singapore, and through customized on-site classes. We also offer JDALearn, a web-based education alternative, which provides online learning in areas such as category management, space planning, replenishment, data mining, analysis tools and store systems. In 2004, over 2,500 individuals attended BMI instructor-lead classes and nearly 4,000 students logged on to JDALearn web-based courses.

Customers
      Our customers include over 4,700 of the world’s leading retail, CPG manufacturers and wholesalers. We believe we have the largest retail customer installed base among our direct competitors for retail-specific systems, with approximately 1,300 retail customers in over 60 countries that own at least one of our products. JDA serves a diverse client base from specialty powerhouse chains with more than 5,000 retail stores and multi format food chains, to global consumer packaged goods manufacturers and hard goods distributors. Our software is capable of supporting our clients’ multi-channel operations, which may include brick-and-mortar stores, Internet, e-commerce, catalog and wholesale distribution. We market our software solutions to approximately 3,200 retailers worldwide with annual sales of $100 million or more. Our acquisitions of Arthur, Intactix, E3 and Vista expanded our client base to include more than 3,400 suppliers to the retail industry and added software applications that enable business-to-business CPFR and promotion management between retailers and their suppliers. These acquisitions, together with the investments we’ve made over the past five years to increase the scalability of our products, have enabled us to pursue emerging growth opportunities in the demand chain and further expand our target markets to include larger multi-national retail organizations and approximately 26,000 suppliers to the retail industry worldwide with annual sales of $100 million or more.
Sales and Marketing
      We market our products and services primarily through our direct sales force. The direct sales force for the Americas region is based in Scottsdale, Arizona with 12 additional regional sales and support offices across the United States, Canada and Latin America. Our international direct sales force is located in 12 sales and support offices in major cities throughout Europe, Asia, Australia, and Japan.
      Sales to new customers have historically required between three and nine months from generation of the sales lead to the execution of a software license agreement. Sales cycles are typically longer for larger dollar projects, large multi-national retail organizations and retailers in certain geographic regions. During the past two years, we have noted an increase in CEO and board-level approval requirements for larger dollar contracts that have lengthened the traditional time from lead generation to the execution of a software agreement. In addition, our ability to offer a comprehensive portfolio of integrated software applications that can be installed independently or as a complete solution, has created increased back-selling opportunities to existing customers. As of December 31, 2004, our sales and marketing organization consisted of 91 employees in the Americas, 39 in Europe and 13 in Asia/ Pacific. These totals include 42, 17 and 9 quota carrying sales representatives, respectively.
Competition
      We encounter competitive products from a different set of vendors in each of our primary product categories. We believe that while our markets are still subject to intense competition, the number of significant competitors in many of our application markets has diminished over the past five years. We believe the principal competitive factors in our markets are feature and functionality, product reputation and quality of reference accounts, vendor viability, retail and demand chain industry expertise, total solution cost, technology platform and quality of customer support.
      Our Retail Enterprise Systems compete primarily with internally developed systems and other third-party developers such as AC Nielsen Corporation, Aldata Solutions, Alphameric PLC, Connect3 Systems, Inc., Evant, Inc., Island Pacific, Inc., Manugistics Group, Inc., Micro Strategies Incorporated, NSB Retail Systems PLC, Retek, Inc., SAP AG and SAS/ Marketmax. In addition, new competitors may enter our markets and offer merchandise management systems that target the retail industry.
      The competition for our In-Store Systems is more fragmented than the competition for our Retail Enterprise Systems. We compete primarily with smaller point-of-sale focused companies such as CRS Business Computers, Kronos Incorporated, MICRO Systems, Inc., Radiant Systems, Inc., Retalix, Ltd., 360 Commerce, Tomax Technologies, Triversity, Inc., Workbrain, Inc., and Workplace Systems International. We also compete with other broad solution set providers such as NSB Retail Systems PLC, Retek, Inc., and SAP AG (Campbell Software Division).

      Our current Collaborative Solutions compete primarily with products from AC Nielsen Corporation, Evant Inc., i2 Technologies, Information Resources, Inc., Manugistics Group, Inc. and SAS/ Marketmax.
      In the market for consulting services, we have pursued a strategy of forming informal working relationships with leading retail systems integrators such as IBM Global Services, Cap Gemini Ernst & Young, Kurt Salmon Associates and Lakewest Consulting. These integrators, as well as independent consulting firms such as Accenture, AIG Netplex, CFT Consulting, SPL and ID Applications, also represent competition to our consulting services group. Moreover, because many of these consulting firms are involved in advising our prospective customers in the software selection process, they may successfully encourage a prospective customer to select software from a software company with whom they have a relationship. Examples of such relationships between consulting firms and software companies include the relationship between Retek, Inc. and Accenture.
      As we continue to develop or acquire e-commerce products and expand our business in the Collaborative Solutions area, we expect to face potential competition from business-to-business e-commerce application providers, including Ariba, Commercialware, Demantra, Inc., Ecometry Corporation, i2 Technologies, Manugistics Group, Inc., Microsoft, Inc., Retek, Inc. and SAP AG.
      A few of our existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and other resources than we do, which could provide them with a significant competitive advantage over us. For example, we have recently encountered competitive situations with SAP AG where, in order to expedite their entrance into our markets and to encourage customers to purchase licenses of its non-retail applications, SAP AG has offered to license at no charge certain of its retail software applications that compete with the JDA Portfolio products. In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the retail supply chain market. Further the enterprise software market is consolidating and this may result in larger, new competitors with greater financial, technical and marketing resources than we possess. Such a consolidation trend could negatively impact our business. This consolidation trend is evidenced by SAP AG’s announcement on February 28, 2005 of a cash tender offer to purchase all of Retek, Inc.’s outstanding shares, which was followed on March 8, 2005 by a competing cash tender offer from Oracle Corporation to purchase all of Retek, Inc.’s outstanding shares. Oracle Corporation does not currently compete with our retail specific products. It is difficult to estimate what effect either of these proposed acquisitions, if finalized, would have on our competitive environment. We cannot guarantee that we will be able to compete successfully against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.
Proprietary Rights
      Our success and competitive position is dependent in part upon our ability to develop and maintain the proprietary aspect of our technology. The reverse engineering, unauthorized copying, or other misappropriation of our technology could enable third parties to benefit from our technology without paying for it.
      We rely on a combination of trademark, trade secret, copyright law and contractual restrictions to protect the proprietary aspects of our technology. We seek to protect the source code to our software, documentation and other written materials under trade secret and copyright laws. To date, we have not protected our technology with issued patents, although we do have several patent applications pending. Effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. We license our software products under signed license agreements that impose restrictions on the licensee’s ability to utilize the software and do not permit the re-sale, sublicense or other transfer of the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and independent consultants to execute confidentiality agreements with us and by restricting access to our source code.
      We license and integrate technology from third parties in certain of our software products. For example, we license the Uniface client/server application development technology from Compuware, Inc. for use in Portfolio Merchandise Management, certain applications from Silvon Software, Inc. for use in Performance Analysis by IDEAS, IBM’s Net.commerce merchant server software for use in Customer Order Manage-

ment, and the Syncsort application for use in certain of the Portfolio Planning by Arthur products. Our third party licenses generally require us to pay royalties and fulfill confidentiality obligations. If we are unable to continue to license any of this third party software, or if the third party licensors do not adequately maintain or update their products, we would face delays in the releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our software products. These delays, if they occur, could harm our business, operating results and financial condition. It is also possible that intellectual property acquired from third parties through acquisitions, mergers, licenses or otherwise may not have been adequately protected, or infringes another parties intellectual property rights.
      There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that in the future third parties may claim that our current or potential future software solutions infringe their intellectual property. We expect that software product developers and providers of e-commerce products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlap. Moreover, as software patents become more common, the likelihood increases that a patent holder will bring an infringement action against us, or against our customers, to whom we have indemnification obligations. In addition, we may find it necessary to initiate claims or litigation against third parties for infringement of our proprietary rights or to protect our trade secrets. Since we also resell hardware we may also become subject to claims from third parties that the hardware, or the combination of hardware and software, infringe their intellectual property. Although we may disclaim certain intellectual property representations to our customers, these disclaimers may not be sufficient to fully protect us against such claims. We may be more vulnerable to patent claims since we do not have any issued patents that we can assert defensively against a patent infringement claim. Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or license agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect on our business, operating results and financial condition.
      Our standard software license agreements contain an infringement indemnity clause under which we agree to indemnify and hold harmless our customers and business partners against liability and damages arising from claims of various copyright or other intellectual property infringement by our products. These terms constitute a form of guarantee that is subject to the disclosure requirements, but not the initial recognition or measurement provisions of Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others.” We have never lost an infringement claim and our costs to defend such lawsuits have been insignificant. Although it is possible that in the future third parties may claim that our current or potential future software solutions or we infringe on their intellectual property, we do not currently expect a significant impact on our business, operating results, or financial condition.
Employees
      As of December 31, 2004, we had 1,156 employees: 900 were based in the Americas region, 169 were based in Europe, and 87 were based in the Asia/ Pacific region. Of the total, 143 were engaged in sales and marketing, 346 were in consulting services, 164 were engaged in client support services, 356 were in product development, and 147 were in administrative functions. We believe that our relations with our employees are good. We have never had a work stoppage and none of our employees are subject to a collective bargaining agreement.
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
      On February 5, 2004 we purchased our 136,000 square foot corporate office facility in Scottsdale, Arizona for approximately $23.8 million in cash. The purchase included the corporate office building, a new two-story parking garage, and approximately 8.8 acres of land upon which these structures are located. We currently occupy approximately 121,000 square feet of the facility. In addition, we lease approximately 2,900 square feet of the facility and the remaining excess space is available for lease. The corporate office is also used for certain of our sales, marketing, consulting, customer support, training, and product development functions. Prior to the purchase, we leased approximately 121,000 square feet in the corporate office facility under an operating lease with an initial term of ten years and a scheduled monthly lease payment of approximately $135,000 from April 1999 through March 2004. This lease was amended in June 2003 to include the remaining 15,000 square feet and extend the term of lease through December 2014. The purchase of our corporate office facility resulted in a $1.5 million decrease in our annual operating costs. We also own approximately 15,000 square feet of office space in the United Kingdom. In April 2003, we sold a freestanding 5,000 square foot office facility in the United Kingdom for approximately $1.6 million and realized a gain of $639,000.
      We lease office space in the Americas for 12 regional sales and support offices across the United States, Canada and Latin America, and for 11 international sales and support offices located in major cities throughout Europe, Asia, Australia, and Japan. The leases are primarily non-cancelable operating leases with initial terms ranging from 12 months to 120 months that expire at various dates through the year 2012. None of the leases contain contingent rental payments; however, certain of the leases contain insignificant scheduled rent increases and renewal options. We expect that in the normal course of business some or all of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. We believe our existing facilities are adequate for our current needs and for the foreseeable future.
      In addition to the excess space in our corporate office facility that is available for lease, we have approximately 40,000 square feet of excess office space under operating leases that extend through November 2006 which is available for sub-lease. We estimate that the operating costs associated with all excess office space are approximately $800,000.

Item 3.	Legal Proceedings
      We are involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not believe that the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders — None during fourth quarter 2004.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
      Our common stock trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol “JDAS.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock for the two most recent fiscal years as reported on NASDAQ.

Year Ended 2004	High	Low

1st Quarter	$18.25	$13.01
2nd Quarter	15.86	11.03
3rd Quarter	13.35	9.53
4th Quarter	14.76	10.62

Year Ended 2003	High	Low

1st Quarter	$12.90	$8.77
2nd Quarter	15.10	8.35
3rd Quarter	18.17	10.78
4th Quarter	22.36	14.81
      On March 11, 2005, the closing sale price for our common stock was $13.97 per share. On this date, there were approximately 250 holders of record of our common stock. This figure does not reflect what we believe are approximately 3,200 beneficial stockholders whose shares are held in nominee names by brokers and other institutions. We have never declared or paid any cash dividend on our common stock. Since we presently intend to retain future earnings to finance the growth and development of our business, we do not anticipate paying cash dividends on our common stock in the foreseeable future.
      The market price of our common stock has experienced large fluctuations and may continue to be volatile in the future. Factors such as future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by us or our competitors, proprietary rights or other litigation, changes in our growth prospects, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially. Further, the stock market has from time to time experienced extreme price and volume fluctuations that have affected the market price for many high technology companies and which, on occasion, have been unrelated to the operating performance of those companies. These fluctuations, as well as the general economic, market and political conditions both domestically and internationally, including recessions, terrorist attacks on United States’ interests and military conflicts including the US war and continued violence in Iraq, may materially and adversely affect the market price of our common stock.
      See Item 12 for information regarding securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data
      The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. The selected consolidated financial data presented below under the captions “Consolidated Statement of Income Data” and “Consolidated Balance Sheet Data” for, and as of the end of, each of the years in the five-year period ended December 31, 2004, are derived from the consolidated financial statements of JDA Software Group, Inc. The consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, together with the report of the independent registered public accounting firm, are included elsewhere herein.

Consolidated Statement of Income Data:

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands except per share data)
REVENUES:
Software licenses	$59,211	$59,283	$66,625	$71,220	$62,640
Maintenance services	80,240	71,111	57,570	40,568	30,380

Product revenues	139,451	130,394	124,195	111,788	93,020
Consulting services	71,251	70,167	87,608	95,124	78,709
Reimbursed expenses	6,172	6,858	7,652	6,904	6,970

Service revenues	77,423	77,025	95,260	102,028	85,679
Total revenues	216,874	207,419	219,455	213,816	178,699

COST OF REVENUES:
Cost of software licenses	2,191	1,315	2,035	2,376	2,947
Amortization of acquired software technology	5,158	4,518	4,247	2,971	1,834
Cost of maintenance services	19,975	17,373	14,292	11,159	7,655

Cost of product revenues	27,324	23,206	20,574	16,506	12,436
Cost of consulting services	53,229	58,233	63,837	69,953	64,965
Reimbursed expenses	6,172	6,858	7,652	6,904	6,970

Cost of service revenues	59,401	65,091	71,489	76,857	71,935
Total cost of revenues	86,725	88,297	92,063	93,363	84,371

GROSS PROFIT	130,149	119,122	127,392	120,453	94,328
OPERATING EXPENSES:
Product development	52,800	48,529	41,819	34,406	28,840
Sales and marketing	45,608	41,612	39,941	37,998	28,770
General and administrative	24,922	23,473	26,978	27,099	20,761
Amortization of intangibles	3,388	3,067	2,849	5,526	4,708
Restructuring charges and adjustments to acquisition-related reserves	6,105	—	6,287	985	828
Loss on impairment of trademark	1,100	—	—	—	—
Relocation costs to consolidate development and support activities	—	1,794	452	—	—
Purchased in-process research and development	—	—	800	2,361	200
Gain on sale of office facility	—	(639)	—	—	—

Total operating expenses	133,923	117,836	119,126	108,375	84,107

OPERATING INCOME (LOSS)	$(3,774)	$1,286	$8,266	$12,078	$10,221
Net gain on acquisition breakup fee	1,200	—	—	—	—
Other income	2,130	1,347	1,700	2,671	4,246

INCOME (LOSS) BEFORE INCOME TAXES	(444)	2,633	9,966	14,749	14,467
Income tax (benefit) provision	(2,453)	(17)	1,036	5,101	5,599

NET INCOME	$2,009	$2,650	$8,930	$9,648	$8,868

BASIC EARNINGS PER SHARE	$.07	$.09	$.32	$.38	$.36

DILUTED EARNINGS PER SHARE	$.07	$.09	$.31	$.37	$.35

SHARES USED TO COMPUTE:
Basic earnings per share	29,072	28,645	28,047	25,316	24,315
Diluted earnings per share	29,494	29,104	29,074	25,757	25,431

Consolidated Balance Sheet Data:

	December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Cash and cash equivalents	$76,994	$77,464	$71,065	$51,865	$60,794
Marketable securities	20,128	37,266	30,790	12,140	15,800
Working capital	94,820	126,045	120,956	93,094	112,752
Total assets	332,567	320,625	315,054	288,642	218,472
Long-term liabilities(1)	—	—	4,980	10,810	—
Stockholders’ equity(2)	276,185	269,789	256,766	224,450	186,265

(1)	Deferred tax liability.

(2)	We have never declared or paid a cash dividend on our common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, e-commerce, inventory optimization, collaborative planning and forecasting and store operations requirements of the retail industry and its suppliers. Our solutions enable customers to manage and optimize their inventory flows throughout the demand chain to the consumer, and provide optimized labor scheduling for retail store operations. Our customers include over 4,700 of the world’s leading retail, consumer package goods (“CPG”) manufacturers and wholesalers. We also offer maintenance services to our software customers, and enhance and support our software business by offering implementation and other services that are designed to enable our clients to rapidly achieve the benefits of our solutions. These services include project management, system planning, system design and implementation, custom configurations, and training services. Demand for our implementation services is driven by, and often trails, sales of our software products. Consulting services revenues are generally somewhat more predictable but generate significantly lower gross margins than software license revenues.
Significant Trends and Developments in Our Business
      Outlook for 2005. Although fourth quarter of 2004 provided us with our second largest quarterly software revenue result ever, our software revenues for the full year 2004 were flat compared to 2003. Our confidence in the level of activity in the market is generally better than it was a year ago; however, we do expect a sequential decline in software license revenue in first quarter 2005 due to normal seasonality. The Americas region (United States, Canada and Latin America) continues to outperform both the Europe (Europe, Middle East and Africa) and Asia/ Pacific regions. The Americas region provided a strong $15.3 million license performance in fourth quarter 2004 but only a modest year-over-year software license growth in 2004 compared to 2003. Results in the Europe region remain weak, and we replaced our Regional Vice President in January of 2005 with an internal promotion. The pipeline for new business in the Europe region is better than it was a year ago, although we may still encounter internal operational issues as a result of the extensive changes made to our personnel and organizational structure in the Europe region during 2004 and early 2005. The Asia/ Pacific region remains weak in terms of overall performance. Our competitive position in Asia/ Pacific remains good, and we are winning a high percentage of the opportunities we encounter; however, the overall volume of business in this region has not shown any signs of growth similar to that seen in the Americas region.
      We are confident that our solutions remain highly competitive, and we regularly defeat most of our competitors in head-to-head sales situations. We believe that our leadership in the market is likely to continue in 2005.

      We do not expect total revenues to increase in 2005 unless global spending levels for information technology (“IT”) significantly improve over 2004. Our 2005 operating model is designed to deliver higher profitability through a reduced cost structure, even if the overall market environment does not improve. We currently expect our overall profitability to improve substantially due to the restructuring and cost reductions we made in fourth quarter 2004 in connection with the announcement of our strategic operational plan for 2005. We expect to realize an annualized cost reduction in the range of $15 million to $17 million in 2005 as a result of the restructuring. An additional restructuring charge will be required in the first half of 2005 to complete the plan, although all impacted associates were notified in the fourth quarter of 2004.
      An important component of our strategic operational plan for 2005 is to improve the profitability of our services organization, primarily be taking steps to increase utilization of our services personnel through headcount reductions undertaken in the fourth quarter of 2004. As a result, we currently expect overall service revenues to decline, however, service margins will gradually improve and as a result, the impact on total profits will be moderate. As we aggressively manage this aspect of our business, we face the risk of constraints in our services offerings in the event of greater than anticipated licensing activity or more complex implementation projects.
      Changes in Buying Patterns Continue to Impact our Operating Results. We continue to generate sales opportunities with larger companies, particularly in the Americas region. These companies typically have longer and more complex buying cycles that often involve extended due diligence processes in order to minimize the customers’ risk. The retail and demand chain industry continues to exercise significant due diligence prior to making large capital outlays, and the decision-making process for investments in information technology remains highly susceptible to deferral. As a result, our sales cycles remain elongated, and we continue to experience uncertainty predicting the size and timing of individual contracts. For example, although we signed eight large software licenses ($1.0 million or greater) in both 2004 and 2003, the distribution of the licenses remains uneven from quarter-to-quarter. Sales to new customers have historically required between three and nine months from generation of the sales lead to the execution of a software license agreement. Sales cycles are typically longer for larger dollar projects, large multi-national retail organizations and retailers in certain geographic regions. Orders for certain of our products can be taken over the telephone. We believe that delays in the decision-making process have been, and may continue to be, the most significant issue affecting our software license revenue results. Delays in the customer decision-making processes have resulted from a number of factors including extended due diligence procedures, corporate reorganizations, and the appointment of new senior management. Our competitive losses remain low, and we continue to experience a steady pattern of multi-product deals, including 33 in 2004 and 19 in 2003. Economic conditions have negatively impacted the demand for our Merchandise Operations Systems and In-Store Systems in recent years. Although we believe that significant growth in the transaction systems market will require sustained macroeconomic improvement, we have seen signs that companies are beginning to address long-standing issues in their enterprise systems environments which could potentially signal a general improvement in demand for our Merchandise Operations Systems.
      Our Competitive Environment is Changing. Our industry has been going through a transition over the past few years that has resulted in fewer significant competitors in every significant product market we supply. Currently, we believe there are only two primary global competitors left for our Merchandise Operations Systems, Retek, Inc. and SAP AG. On February 28, 2005, SAP AG announced a cash tender offer to purchase all of Retek, Inc.’s outstanding shares, which was followed on March 8, 2005 by a competing cash tender offer from Oracle Corporation to purchase all of Retek, Inc.’s outstanding shares. Oracle Corporation does not currently compete with our retail specific products. It is difficult to estimate what effect either of these proposed acquisitions, if finalized, would have on our competitive environment. Similarly, we believe the number of significant competitors for our In-Store Systems has declined and that there are no significant solution providers left for Strategic Merchandise Management Solutions that have not been acquired by larger companies who have the competitive advantages of a broad product offering. The result of these consolidations is that we will face larger competitors in the future who could have sizable resources at their disposal.

      Software license revenues from existing customers represented 69% of software license revenues in 2004 compared to 70% 2003. We believe that sales to existing customers will continue to comprise a majority of our software revenues and that this metric is a direct result of our large customer base, principally amassed through our acquisition activities in 2000 and 2001, and the focus we have and will continue to place on back-selling opportunities for JDA Portfolio products to existing customers through our Customer Value Program (“CVP”). Over the past four years, the addition of Strategic Merchandise Management Solutions such as Portfolio Space Management by Intactix and Portfolio Replenishment by E3 to the JDA Portfolio has provided significant back-selling and growth opportunities in our customer base as approximately 60% of our retail customer base, and substantially all of our CPG manufacturers and wholesale customers, still only own applications from one of our product families.
      Business Opportunities and Growth Strategies. We believe there are three distinct growth opportunities in the current economic environment:

•	Offer value propositions in our products and pricing that make the purchase of our solutions easier and reduce the customers’ risk of investment. Many of our prospective customers have had poor experiences with other IT vendors. These customers are often reluctant to incur the “upfront” license fees we have requested in our traditional pricing model because it places much of the risk of a difficult implementation on the customer. To address our customers’ concerns and overcome their caution, we have begun to offer a new “proof of concept” sales model for our larger transactions that allows customers to try a solution before they purchase it. In addition, we have increased our willingness to offer a milestone-based payment model on larger transactions. We do not plan to offer these kinds of contractual terms for smaller transactions, which we believe will continue to close as they have historically. We anticipate these new sales models will result in extended software license revenue streams that will be advantageous in the longer run; however they may reduce revenues in the near term. We further expect to realize greater average selling prices in larger transactions under the “proof of concept” sales model than have been realized historically under our “upfront” license fee model. We have just begun to offer our products under these new sales models so it is still too early to determine the timing and magnitude of the impact of this new approach on our operating results.

•	Generate new business opportunities with existing and prospective customers with next generation JDA Portfolio products. We believe our next generation of JDA Portfolio products, Portfolio Enabled, will create opportunities with prospective customers who seek a single, integrated solution that combines the retail disciplines of planning, assortment, purchasing, allocations and replenishment. However, we do not currently expect to be able to estimate the rate of acceptance of these new products until late 2005. We have met our previously stated goal of beginning delivery of these solutions in early 2005 as described in Product Strategy. The initial Portfolio Enabled solutions may not offer all the capabilities of their predecessor products but will offer the advantages of the Portfolio Enabled platform such as the ability to operate Portfolio Replenishment Optimization by E3 on the Unix Oracle platform utilizing Microsoft .Net componentry with subsequent releases to include Microsoft SQL 2005. Demand for Portfolio Enabled solutions is difficult to estimate at this time; however, we believe there will be opportunities to sell new add-on solutions to those customers that do choose to move to the Portfolio Enabled versions of the JDA Portfolio applications.

•	Expansion of our business into areas that are complementary to our traditional retail base. We have begun to develop and deploy broader and more sophisticated solutions to the non-retail market. Our new Optimize on Demand solution has taken the basic Space Planning by Intactix application and expanded it into a strategic category management offering, including additional JDA applications. In addition, we are developing new solutions around business practices such as sales and operations planning that will add to our growing complement of non-retail solutions. Finally, we continue to grow our collaborative planning, forecasting and replenishment (“CPFR”) business and now have over 250 trading partners worldwide with an estimated annual trading value of over $4.0 billion who are live and fully operational on our Marketplace Replenishment CPFR solution. We will continue to search for acquisition opportunities to further develop our Collaborative Solutions business.

      Long-Term Prospects For The In-Store Systems Business Segment Are Promising, But Recent Results Are Below Expectations. The In-Store Systems business segment provided 9% of our total revenues in 2004 compared to 7% in 2003. Total revenues in this business segment increased $4.7 million, or 34% in 2004 compared to 2003 primarily due to the acquisition of Timera Texas, Inc. (“Timera”) on January 29, 2004, which provided $4.0 million of this increase (see “We Continue to Grow Our Business Through Acquisitions”). Excluding the incremental impact of Timera, total revenues in this business segment increased only $704,000, or 5% in 2004 compared to 2003. This business segment has been negatively impacted in recent years by what we believe is a major platform transition as market demand moves from Window-based point-of-sale applications to Java-based point-of-sale applications, as well as poor economic conditions that have caused retailers to delay major capital appropriations. Portfolio Point of Sale (“PPOS”), our Java-based In-Store System, was commercially released in second quarter 2003. We have only sold the PPOS application to a limited number of customers since its initial release. We do not believe the In-Store Systems business segment will experience any significant organic growth until the PPOS application becomes more mature and early adopters complete their implementations and become reference-able. Industry surveys indicate that point-of-sales systems are becoming an increased priority for retailers, and we believe potential customers may look to partner with broad solutions providers such as JDA that can bring all aspects of store operations into one integrated suite, rather than software vendors that only offer in-store systems. Accordingly, we believe the long-term prospects for our new PPOS product and In-Store Systems sales are promising, in part because we believe we are positioned to take advantage of this anticipated replacement cycle for point-of-sales systems that is driven by a shift to new technology platforms. However, the timing and full impact of the replacement cycle is unclear.
      We Continue to Invest in New Product Development. We invested $66.4 million in 2004 and approximately $348 million from 1998 to 2003 in new product development and the acquisition of complementary products. The acquisitions of Arthur and Timera (see “We Continue to Grow Our Business Through Acquisitions”) extended our product offerings in the Retail Enterprise Systems and In-Store Systems segments of our business. The acquisitions of Intactix, NeoVista Decision Series, E3, Vista, and Engage not only have expanded our product offerings, but have also provided us with collaborative applications that address new vertical market opportunities with the manufacturers and wholesalers who supply our traditional retail customers. We believe our strategy of expanding our product portfolio and increasing the scalability of our products has been the key element in attracting larger retail customers, and we believe that it has resulted in a steady pattern of new customers licensing multiple products, as well as enhanced back-selling opportunities in our customer base.
      We are developing a series of enhancements and the next generation of JDA Portfolio products, Portfolio Enabled, based primarily upon the .Net Platform that we believe will position us uniquely in the retail and collaborative solutions markets. We will continue to offer Portfolio Enabled applications that operate with other market accepted platforms such as Oracle and the IBM iSeries and, where appropriate, Java-based technology. Our goals are to ensure that our solutions offer: (i) increased ease of use, (ii) increased integration of business processes, (iii) reduced cost of ownership, (iv) faster implementation, and (v) faster return on investment. The initial versions of Portfolio Enabled solutions may not offer all the capabilities of the existing JDA Portfolio products, however, they will offer the advantages of an advanced technology platform and as a result, we believe they will be able to compete effectively against most of our competitors. We will continue selling the legacy versions of these products until the functionality of the Portfolio Enabled solutions is at least equivalent.
      Consistent with our strategic operational plan for 2005, we intend to leverage our past investment in product development by reducing somewhat our level of product development expenditures, both in absolute dollars and as a percentage of revenues. At the close of 2004, we were able to begin the process of transition to our new Portfolio Enabled solutions, and as a result, we can now start to reduce the “double investment” in products that we have endured over the past two years. JDA Portfolio version 2005.1, the fourth synchronized release of our products, will be released in first quarter 2005 and will include enhancements to virtually all of our existing products that will enable them to maintain their competitive edge. In first quarter 2005, we plan to begin releasing the first versions of the new Portfolio Enabled solutions that will eventually replace most of our existing products. This has been a significant investment by the Company as we have been building this next generation of products while developing JDA Portfolio version 2005.1. With the realignment of our resources at the end of 2004 we have now increased our focus on the development of the Portfolio Enabled solutions and will reduce our investment in existing JDA Portfolio products and leverage the most current release of these applications.
      The JDA Portfolio Investment Protection Program provides existing customers with a platform transfer right to the new ..Net Platform, if and when available, at no additional license fee under the following conditions: (i) licensee is a current maintenance paying customer on their existing JDA applications, (ii) licensee is not in breach of any terms of their agreements, (iii) the version of the product that will run on the .Net Platform has no more than minimal differences in price, features, and functionality from the licensee’s existing JDA applications, and (iv) the licensee relinquishes all rights to use previously licensed software under the terms of the platform transfer right following a reasonable transition period. If, however, the version of the product that will run on the .Net Platform has more than minimal differences in price, features, and functionality, licensee may still exercise this right provided they agree to pay an additional fee equal to the price that would be charged to other existing users of licensee’s current products to migrate to the new .Net Platform. Customers will pay any required third party charges associated with the new platform. We will encourage our customers to move to the ..Net Platform; however, at this time we are unable to estimate how many of our existing customers will take advantage of this program. A similar investment protection program for In-Store Systems customers was announced in 2004 that provides a platform transfer right from Win/ DSS to PPOS. As of December 31, 2004, approximately one-third of our domestic Win/ DSS customers have indicated they intend to participate in the In-Store Systems investment protection program.
      We Intend to Continue to Grow Our Business Through Acquisitions. We believe there are opportunities to grow our business through the acquisition of complementary and synergistic companies, products and technologies. We have historically looked at cash acquisitions in the $5 million to $25 million range that could be readily integrated, accretive to earnings, or that could shorten our time to market with new technologies. We completed the purchase of Timera in January 2004 for $13.6 million. We are now focusing our acquisition strategy on larger companies, particular those that will increase the breadth of our JDA Portfolio offerings in the Collaborative Solutions business segment.
      We Recorded Two Restructuring Charges in 2004. We recorded a $2.7 million restructuring charge in first quarter 2004 for $1.8 million in one-time termination benefits related to a workforce reduction of 47 full-time employees (“FTE”), primarily in sales (15 FTE) and consulting services (18 FTE) functions in the Americas, Europe and Asia/ Pacific, and $900,000 for closure costs of certain offices in the Americas and Europe that were either under-performing or under-utilized and used primarily by consulting services personnel. All workforce reductions and office closures associated with this charge were made on or before March 31, 2004.
      We recorded a $3.1 million restructuring charge in fourth quarter 2004 in connection with our announcement of our strategic operational plan for 2005 that includes a consolidation of product lines, a net workforce reduction of approximately 12% or 157 FTE worldwide, and a reduction of certain office space. The charge includes $2.8 million in one-time termination benefits related to the net workforce reduction that includes certain employees involved in the product development (82 FTE), consulting services and training (55 FTE), sales and marketing (18 FTE), and administrative (16 FTE) functions in the Americas, Europe and Asia Pacific, offset by a net gain of 14 FTE in the customer support function resulting from the transfer of 20 developers and functional experts into the new Customer Directed Development (“CDD”) organization structure within our Customer Support Solutions group. The CDD group is responsible for improving the speed and efficiency of the Company’s issue resolution, support and enhancements for maintenance customers. Through December 31, 2004, 110 FTE have been terminated or open positions eliminated under this plan. The remaining employees affected by this workforce reduction have been notified and are on various forms of stay put agreements that expire gradually over the first and second quarters of 2005. The fourth quarter 2004 charge also includes $340,000 for reduction of office space related primarily to the negotiated buyout or net rentals remaining under existing operating leases on certain facilities in Northern Europe that were vacated by December 31, 2004. JDA anticipates that it will take an additional restructuring charge of approximately $1.8 million to $2.0 million in the first half of 2005 to complete the plan.
      Management believes the changes contemplated in our strategic operational plan for 2005 will allow the Company to generate substantially higher profits at the 2004 revenue levels. Specifically, management believes the restructuring plan will enable JDA to (i) streamline operations and reduce duplicate investments in product development by consolidating significant portions of the existing product suite on the .Net and Java platforms used in the Portfolio Enabled products, (ii) maximize the return from the Company’s ongoing investments in advanced technology for the delivery of highly specialized services via the Internet and internal administrative systems, and (iii) better align the Company’s operating strategies to identified growth areas in the market. JDA expects to realize an annualized cost reduction in the range of $15 million to $17 million.
      We Recorded a Loss on Impairment of Our E3 Trademarks. We recorded a $1.1 million impairment loss during fourth quarter 2004 on trademarks that were acquired from E3 Corporation. At December 31, 2004 the E3 Trademarks had an estimated fair value of $2.2 million. The E3 Trademarks are tested annually for impairment pursuant to SFAS No. 142 and valued using the “Relief from Royalty Method of the Income Approach.” The premise of this valuation method is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the asset and assumes that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The impairment loss results primarily from the lower software revenue forecast in the 2004 valuation compared to 2003, and a more conservative annual growth rate. The impairment loss does not impact our assessment that the E3 Trademarks have indefinite lives as (i) our expected use of the E3 Trademarks has not changed, (ii) there are no legal, regulatory, or contractual provisions that limit their useful lives, (iii) there continues to be consistent demand for our Strategic Merchandise Management Solution application suite that includes the E3 products, and (iv) we intend to indefinitely develop next generation products under the E3 Trademarks. The impairment loss has been included in the Consolidated Statement of Income for 2004 as a separate component of operating expenses under the caption “Loss on impairment of trademark.” In addition, for purposes of business segment disclosures, the impairment loss has been allocated to the Retail Enterprise Systems ($850,000) and Collaborative Solutions ($250,000) business segments based on the initial allocation percentage used for this intangible asset at the date of acquisition.
      Termination of Our Agreement to Acquire QRS Corporation. On September 2, 2004, QRS Corporation (“QRS”) exercised its right to terminate our Agreement and Plan of Merger dated June 17, 2004 (“Merger Agreement”) in order to accept a superior proposal from an unrelated third party. Pursuant to the terms of the Merger Agreement, we received a $3.8 million termination fee from QRS on September 3, 2004. The termination fee is reported net of $2.6 million of direct costs incurred by the Company related to the terminated acquisition and has been included in the Consolidated Statements of Income for 2004 under the caption “Net gain on acquisition breakup fee.”
      We Purchased Our Corporate Office Facility. We purchased our corporate office facility in Scottsdale, Arizona on February 5, 2004 for $23.8 million in cash. The purchase includes the corporate office building, a new two-story parking garage, and approximately 8.8 acres of land upon which these structures are located. This purchase resulted in a $1.5 million decrease in our annual operating costs.
      Our Financial Position is Strong and We Have Positive Operating Cash Flow. We continue to maintain a strong financial position during the difficult economic cycle of the last few years. As of December 31, 2004, we had $97.1 million in cash, cash equivalents and marketable securities, compared to $114.7 million at December 31, 2003. In addition, we generated $24.8 million in positive cash flow from operations during 2004 compared to $19.8 million in 2003. The purchase of our corporate office facility, together with the acquisition of Timera, utilized $37.4 million, or approximately 33% of our December 31, 2003 cash, cash equivalents, and marketable securities balances. We believe our cash position is sufficient to meet our operating needs for the foreseeable future.

      Management Changes. Arnaud Decarsin was promoted to Regional Vice President of the Europe region in January 2005 having served as Sales Director for Southern Europe since January 2004. G. Michael Bridge was promoted to Senior Vice President and General Counsel in August 2004 having served as our Vice President and General Counsel since July 1999. Scott Hines, our Senior Vice President, Chief Technology Officer terminated his employment with the Company in October 2004 to pursue other opportunities. Mr. Hines’ responsibilities have been divided among the senior management group and we are not actively seeking a replacement.

Results of Operations
      The following table sets forth certain selected financial information expressed as a percentage of total revenues for the periods indicated and certain gross margin data expressed as a percentage of software license revenue, maintenance services revenue, product revenues or services revenues, as appropriate:

	Year Ended
	December 31,

	2004	2003	2002

REVENUES:
Software licenses	27%	29%	31%
Maintenance services	37	34	26

Product revenues	64	63	57
Consulting services	33	34	40
Reimbursed expenses	3	3	3

Service revenues	36	37	43
Total revenues	100	100	100

COST OF REVENUES:
Cost of software licenses	1	1	1
Amortization of acquired software technology	3	2	2
Cost of maintenance services	9	8	7

Cost of product revenues	13	11	10
Cost of consulting services	24	28	29
Reimbursed expenses	3	3	3

Cost of service revenues	27	31	32
Total cost of revenues	40	42	42

GROSS PROFIT	60	58	58
OPERATING EXPENSES:
Product development	24	25	19
Sales and marketing	21	20	18
General and administrative	11	11	12
Amortization of intangibles	2	1	2
Restructuring charges and adjustments to acquisition-related reserves	3	—	3
Loss on impairment of trademark	1	—	—
Relocation costs to consolidate development and support activities	—	1	—
Purchased in-process research and development	—	—	—
Gain on sale of office facility	—	—	—

Total operating expenses	62	58	54

OPERATING INCOME (LOSS)	(2)	—	4
Net gain on acquisition breakup fee	1	—	—
Other income, net	1	1	1

INCOME (LOSS) BEFORE INCOME TAXES	—	1	5
Income tax (benefit) provision	1	—	1

NET INCOME	1%	1%	4%

Gross margin on software licenses	96%	98%	97%
Gross margin on maintenance services	75%	76%	75%
Gross margin on product revenues	80%	82%	83%
Gross margin on service revenues	23%	15%	25%

      The following table sets forth a comparison of selected financial information, expressed as a percentage change between 2004 and 2003, and between 2003 and 2002. In addition, the table sets forth cost of revenues and product development expenses expressed as a percentage of the related revenues:

		% Change		% Change
	2004	2003 to 2004	2003	2002 vs 2003	2002

Revenues:
Software licenses	$59,211	—%	$59,283	(11)%	$66,625
Maintenance	80,240	13%	71,111	24%	57,570

Product revenues	139,451	7%	130,394	5%	124,195
Service revenues	77,423	1%	77,025	(19)%	95,260

Total revenues	216,874	5%	207,419	(5)%	219,455

Cost of Revenues:
Software licenses	2,191	67%	1,315	(35)%	2,035
Amortization of acquired software technology	5,158	14%	4,518	6%	4,247
Maintenance services	19,975	15%	17,373	22%	14,292

Product revenues	27,324	18%	23,206	13%	20,574
Service revenues	59,401	(9)%	65,091	(9)%	71,489

Total cost of revenues	86,725	(2)%	88,297	(4)%	92,063

Gross Profit	130,149	9%	119,122	(6)%	127,392
Operating Expenses:
Product development	52,800	9%	48,529	16%	41,819
Sales and marketing	45,608	10%	41,612	4%	39,941
General and administrative	24,922	6%	23,473	(13)%	26,978

	123,330	9%	113,614	4%	108,738
Amortization of intangibles	3,388	10%	3,067	8%	2,849
Operating income (loss)	$(3,774)	(393)%	$1,286	(84)%	$8,266
Cost of Revenues as a % of related revenues:
Software licenses	4%		2%		3%
Maintenance services	25%		24%		25%
Product revenues	20%		18%		17%
Service revenues	77%		85%		75%
Product Development as a % of product revenues	38%		37%		34%

      The following tables set forth selected comparative financial information on revenues in our business segments and geographical regions, expressed as a percentage change between 2004 and 2003, and between 2003 and 2002. In addition, the tables set forth the contribution of each business segment and geographical region to total revenues in 2004, 2003 and 2002, expressed as a percentage of total revenues:

	Retail Enterprise Systems		In-Store Systems		Collaborative Solutions

	2004 vs 2003	2003 vs 2002	2004 vs 2003	2003 vs 2002	2004 vs 2003	2003 vs 2002

Software licenses	1%	(3)%	130%	(68)%	(17)%	(13)%
Maintenance services	13%	16%	46%	(5)%	6%	48%

Product revenues	7%	6%	72%	(41)%	(3)%	16%
Service revenues	(4)%	(14)%	9%	(50)%	21%	(5)%

Total revenues	3%	(3)%	34%	(47)%	1%	11%
Product development	2%	16%	66%	(25)%	7%	44%
Sales and marketing	13%	15%	94%	(12)%	(12)%	(14)%
Operating income (loss)	13%	(39)%	(176)%	(108)%	(1)%	7%

	Retail Enterprise Systems			In-Store Systems			Collaborative Solutions

	2004	2003	2002	2004	2003	2002	2004	2003	2002

Contribution to total revenues	69%	70%	69%	9%	7%	12%	22%	23%	19%

	The Americas		Europe		Asia/Pacific

	2004 vs 2003	2003 vs 2002	2004 vs 2003	2003 vs 2002	2004 vs 2003	2003 vs 2002

Software licenses	3%	4%	(4)%	(43)%	(17)%	(7)%
Maintenance services	28%	29%	1%	47%	18%	30%

Product revenues	17%	16%	—%	(2)%	(2)%	6%
Service revenues	21%	(32)%	(31)%	(7)%	(15)%	8%

Total revenues	18%	(5)%	(12)%	(4)%	(9)%	7%

	The Americas			Europe			Asia/Pacific

	2004	2003	2002	2004	2003	2002	2004	2003	2002

Contribution to total revenues	67%	63%	64%	23%	26%	26%	10%	11%	10%
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Product Revenues
      Product revenues increased in 2004 compared to 2003 due to an increase in maintenance services revenue. Software license revenues were flat in 2004 compared to 2003 as increases in In-Store Systems software license revenues were offset by decreases in sales of Strategic Merchandise Management Solutions and Merchandise Operations Systems.

Software Licenses.
      Retail Enterprise Systems. The increase in software license revenues in this business segment in 2004 compared to 2003 resulted primarily from a 3% increase in sales of Strategic Merchandise Management Solutions, offset in part by a 5% decrease in sales of Merchandise Operations Systems. The Retail Enterprise Systems business segment includes eight new software license deals of $1.0 million or more in 2004 compared to seven in 2003. In addition, 2004 includes software revenues from two particularly large milestone-based transactions involving Merchandise Operations Systems applications.
      In-Store Systems. The increase in software license revenues in this business segment in 2004 includes incremental software license revenues from the Timera acquisition in January 2004. Excluding the impact of the incremental Timera revenues, software license revenues in this business segment increased 45% in 2004 compared to 2003.

      Collaborative Solutions. Software license revenues in this business segment decreased in 2004 compared to 2003 due to an unusually large Strategic Merchandise Management Solutions software license sale in 2003. Licenses revenues for Marketplace Replenishment, our collaborative specific CPFR solution which is sold on a subscription basis and enables manufacturers, distributors and retailers to work from a single, shared demand forecast, increased 46% in 2004 compared to 2003. Excluding Marketplace Replenishment, software license revenues in this business segment decreased 24% in 2004 compared to 2003.
      Regional Results. Software license revenues in the Americas increased in 2004 compared to 2003 due to increases in software license revenues from Retail Enterprise Systems and In-Store Systems applications of 8% and 223%, respectively, offset in part by a 29% decrease in software license revenues from Collaborative Solutions applications. The Retail Enterprise Systems software license revenues in the Americas include eight new software license deals of $1.0 million or more in 2004 compared to five in 2003. In addition, the 2004 Retail Enterprise Systems results in this region include software revenues from two particularly large milestone-based transactions involving Merchandise Operations Systems applications. The increase in In-Store Systems in this region resulted primarily from incremental software license revenues from the Timera acquisition in January 2004. Collaborative Solutions software license revenues in the Americas region decreased in 2004 compared to 2003 as the results for 2003 included an unusually large Strategic Merchandise Management Solutions software license sale. Software license revenues in Europe decreased in 2004 compared to 2003 due to decreases in software license revenues related to Retail Enterprise Systems and In-Store Systems of 12% and 84%, respectively, offset in part by a 16% increase in software license revenues related to Collaborative Solutions. Results in the Europe region were impacted by operational issues and management changes throughout 2004. We appointed a new Regional Vice President of the Europe region in January 2005. Software license revenues in Asia/ Pacific decreased in 2004 compared to 2003 primarily due to a 20% decrease software license revenues related to Retail Enterprise Systems. In-Store Systems and Collaborative Solutions software license revenues in this region decreased 6% and 4%, respectively in 2004 compared to 2003.
      Maintenance Services. The increase in maintenance services revenue includes $2.9 million in incremental maintenance services revenue, primarily from the Timera, Engage and Vista acquisitions. Excluding the impact of these incremental revenues, maintenance services revenues increased 9% in 2004 compared to 2003, due primarily to increases in the installed customer base for Strategic Merchandise Management Solutions.

Service Revenues
      Service revenues include consulting services, hosting services, training revenues, net revenues from our hardware reseller business and reimbursed expenses. Increases in service revenues for Strategic Merchandise Management Solutions and In-Store Systems in 2004 compared to 2003 were substantially offset by a 24% decrease in service revenues for Merchandise Operations Systems. Demand continues to remain depressed for implementation services associated with Merchandise Operations Systems, which typically have higher implementation requirements, as well as the continued softness in our software sales performance, particularly in our international regions. Utilization rates for consulting services were 43% in 2004 compared to 48% in 2003; however this impact was mitigated by a 15% increase in average billing rates and an increase in net revenues from our hardware reseller business. Net revenues from our hardware reseller business were $2.6 million in 2004 compared to $1.3 million in 2003.
      Fixed bid consulting services work represented 16% of total consulting services revenue in 2004 compared to 15% in 2003.

Cost of Product Revenues
      Cost of Software Licenses. The increase in cost of software licenses in 2004 compared to 2003 resulted from the higher volume of software products sold in 2004 compared to 2003 which incorporate functionality from third party software providers and require the payment of royalties. In addition, 2004 included a larger number of transactions that involved the resale of third party software applications.

      Amortization of Acquired Software Technology. The increase in amortization of acquired software technology in 2004 compared to 2003 resulted primarily from the amortization of software technology acquired in the acquisition of Timera.
      Cost of Maintenance Services. The increase in cost of maintenance services in 2004 compared to 2003 resulted primarily from a 9% increase in average maintenance services headcount, primarily due to the acquisitions of Vista, Engage and Timera, annual salary increases and higher travel costs related to training and customer on-site visits.

Cost of Service Revenues
      The decrease in cost of service revenues in 2004 compared to 2003 resulted primarily from a 10% decrease in average consulting services headcount, lower incentive compensation costs and lower travel and training costs, offset in part by annual salary increases.

Gross Profit
      The increase in gross profit dollars and gross profit percentage in 2004 compared to 2003 resulted primarily from the increase in maintenance services revenue and higher services revenue margins, offset in part by an increase in the cost of product revenues that includes higher costs for software licenses and amortization of acquired software technology.
      The increase in service revenue margins in 2004 compared to 2003 resulted primarily from a 15% increase in average billing rates, lower incentive compensation, and a $1.3 million, or 105% increase in net revenues from our hardware reseller business, offset in part by lower utilization rates for consulting services. Excluding the net revenues from the hardware reseller business, service margins were 21% in 2004 compared to 14% in 2003.

Operating Expenses
      Operating expenses, excluding amortization of intangibles, restructuring charges and adjustments to acquisition-related reserves, loss on impairment of trademark, relocation costs to consolidate development and client support activities, and gain on sale of office facility increased 9% in 2004 compared to 2003, and represented 57% and 55% of total revenues in each of these years, respectively. Operating expenses increased primarily as a result of the costs to develop, manage, and integrate the products acquired from Timera, Engage and Vista, and the migration of the JDA Portfolio to the Portfolio Enabled solutions based on the .Net platform. In addition, operating expenses increased due to annual salary increases, lower funded development activity, and higher Sarbanes-Oxley compliance costs, offset in part by lower incentive compensation, a decrease in the use of outside contractors in our product development activities, lower occupancy costs and higher capitalized costs associated with our internal IT efforts. In addition, 2003 operating expenses included a $509,000 benefit for the favorable resolution of certain customer and other disputes.
      Product Development. The increase in product development expense in 2004 compared to 2003 includes $4.5 million in incremental costs added through the acquisitions of Timera, Engage and Vista which resulted in a 6% increase in average product development headcount. In addition, product development costs increased during 2004 due to lower funded development activity and annual salary increases, offset in part by a $621,000 decrease in the use of consulting services employees to supplement the new product development and quality assurance activities of our internal developers, a $592,000 decrease in the use of outside contractors and a $548,000 decrease in incentive compensation.
      Sales and Marketing. The increase in sales and marketing expense in 2004 compared to 2003 includes $708,000 in sales and marketing costs added through the acquisitions of Timera and Engage which resulted in a 5% increase in average sales and marketing headcount, annual salary increases, a $651,000 increase in incentive compensation, and a $465,000 increase in marketing costs.
      General and Administrative. The increase in general and administrative expenses in 2004 compared to 2003 resulted from a $1.6 million increase in accounting fees related to Sarbanes-Oxley compliance costs, a

7% increase in average headcount, primarily to support our internal information technology initiatives and replace outside contractors, and annual salary increases. These increases were offset in part by a $1.9 million decrease in occupancy costs, primarily due a reduction in lease payments resulting from the purchase of our corporate office facility in February 2004 and lower telephone costs, a decrease in outside contractors and a $1.1 million increase in capitalized costs associated with the development of our internal systems, and a $590,000 decrease in incentive compensation costs. In addition, 2003 operating expenses included a $509,000 benefit for the favorable resolution of certain customer and other disputes.
      Amortization of Intangibles. The increase in amortization of intangibles in 2004 compared to 2003 resulted from the amortization of customer list intangibles acquired in the acquisitions of Timera, Engage and Vista.
      Restructuring Charge and Adjustments to Acquisition-Related Reserves. We recorded a $2.7 million restructuring charge in first quarter 2004 for $1.8 million in one-time termination benefits related to a workforce reduction of 47 full-time employees (“FTE”), primarily in sales (15 FTE) and consulting services (18 FTE) functions in the Americas, Europe and Asia/ Pacific, and $900,000 for closure costs of certain offices in the Americas and Europe that were either under-performing or under-utilized and used primarily by consulting services personnel. All workforce reductions and office closures associated with this charge were made on or before March 31, 2004. Subsequent to the initial restructuring charge, we increased our estimate of employee severance and termination benefits by $50,000, primarily as a result of a contested termination in the Americas, and reduced our estimate of office closure reserve requirements by $58,000 primarily as a result of a favorable settlement of outstanding lease obligations on a vacated facility in Germany.
      We recorded a $3.1 million restructuring charge in fourth quarter 2004 in connection with our announcement of our strategic operational plan for 2005 that includes a consolidation of product lines, a net workforce reduction of approximately 12% or 157 FTE worldwide, and a reduction of certain office space. The charge includes $2.8 million in one-time termination benefits related to the net workforce reduction that includes certain employees involved in the product development (82 FTE), consulting services and training (55 FTE), sales and marketing (18 FTE), and administrative (16 FTE) functions in the Americas, Europe and Asia Pacific, offset by a net gain of 14 FTE in the customer support function resulting from the transfer of 20 developers and functional experts into the new Customer Directed Development (“CDD”) organization structure within our Customer Support Solutions group. The CDD group is responsible for improving the speed and efficiency of the Company’s issue resolution, support and enhancements for maintenance customers. Through December 31, 2004, 110 FTE have been terminated or open positions eliminated under this plan. The remaining employees affected by this workforce reduction have been notified and are on various forms of stay put agreements that expire gradually over the first and second quarters of 2005. The fourth quarter 2004 charge also includes $340,000 for reduction of office space related primarily to the negotiated buyout or net rentals remaining under existing operating leases on certain facilities in Northern Europe that were vacated by December 31, 2004. JDA anticipates that it will take an additional restructuring charge of approximately $1.8 million to $2.0 million in the first half of 2005 to complete the plan.
      During 2004, we increased the reserves recorded in connection with the acquisition of E3 Corporation by $341,000 to fully reserve the remaining lease payments on vacated office space. The real estate market in which this facility is located continues to be depressed, and it appears unlikely that a tenant will be found to sublease the available space during the remaining term of the lease which extends through February 2006.
      Loss on Impairment of Trademarks. We recorded a $1.1 million impairment loss during fourth quarter 2004 on trademarks acquired from E3. The impairment loss resulted primarily from the lower software revenue forecast used by the Company in the 2004 valuation compared to 2003, and a more conservative annual growth rate. The impairment loss has been allocated to the Retail Enterprise Systems ($850,000) and Collaborative Solutions ($250,000) reporting units based on the initial allocation percentage used for these trademarks at the date of acquisition.
      Relocation Costs to Consolidate Development and Client Support Activities. Approximately 150 people were offered the opportunity to relocate to Scottsdale, Arizona as part of the 2002 CVP initiative to consolidate development and client support activities at our corporate headquarters. We relocated 50 employ-

ees as part of this initiative and have recorded over $2.2 million in related relocation costs in income from continuing operations as incurred, including $1.8 million during 2003.
      Gain on Sale of Office Facility. We recorded a $639,000 gain in second quarter 2003 on the sale of an excess office facility in the United Kingdom.
     Operating Income (Loss)
      We incurred an operating loss of $3.8 million in 2004 compared to operating income of $1.3 million in 2003. The operating loss in 2004 resulted primarily from the 9% increase in operating expenses, $6.1 million in restructuring charges and adjustments to acquisition-related reserves, and the $1.1 million loss on impairment of trademark, offset in part by a $10.7 million increase in gross profit which resulted primarily from the 5% increase in total revenues which included $4.0 million in incremental revenues from the Timera acquisition.
      Operating income in our Retail Enterprise Systems business segment increased $2.3 million to $20.4 million in 2004 compared to $18.1 million in 2003. The increase in operating income in this business segment resulted from a $4.1 million increase in total revenues and an increase in service margins, offset in part by a 16% increase in the cost of maintenance services, a 13% increase in allocated sales and marketing costs, and a 2% increase in product development costs.
      The operating loss in our In-Store Systems business segment increased $595,000 to $933,000 in 2004 compared to $338,000 in 2003. The increase in the operating loss in this business segment results from a 66% increase in product development costs, due primarily to the acquisition of Timera, and a higher allocation of sales and marketing costs based upon the pro rata share of software sales that came from this business segment, offset in part by a $4.7 million increase in total revenues.
      Operating income in our Collaborative Solutions business segment was $11.1 million in 2004 which is flat compared to 2003. A $607,000 increase in total revenues, together with a 12% decrease in allocated sales and marketing costs, were substantially offset by an 8% increase in the cost of service revenues, and a 7% increase in product development costs to support acquired products and migrate our current products to the Portfolio Enabled solutions based on the .Net platform.
     Net Gain on Acquisition Breakup Fee
      On September 2, 2004, QRS Corporation (“QRS”) exercised their right to terminate our Agreement and Plan of Merger dated June 17, 2004 (“Merger Agreement”) in order to accept a superior proposal from an unrelated third party. Pursuant to the terms of the Merger Agreement, we received a $3.8 million termination fee from QRS on September 3, 2004. The termination fee is reported net of $2.6 million of direct costs incurred by the Company related to the terminated acquisition.
     Income Tax Provision (Benefit)
      We recorded an income tax benefit of $2.5 million in 2004 compared to an income tax benefit of $17,000 in 2003. The income tax benefit in 2004 includes $2.2 million in one-time tax benefits. We revised certain estimates upon the filing of our 2003 federal income tax return primarily due to our decision to capitalize certain research and development costs for tax purposes in the 2003 return. These revisions increased our foreign source income which allowed us to utilize foreign tax credits that we were previously unable to take as a credit. We also settled an Internal Revenue Service audit of our 2000 and 2001 federal income tax returns which allowed us to take additional foreign tax credits for the 2000 and 2001 tax years. The revision of estimates upon filing our 2003 federal income tax return and the settlement of the 2000 and 2001 IRS audit allowed us to reduce our valuation allowance on our foreign tax credit carryover to zero resulting in a one-time tax benefit of $1.5 million. We also realized a one-time benefit of $329,000 from the settlement of an Internal Revenue Service audit of our 1998 and 1999 federal income tax returns that included an agreement with the IRS to allow the Company to take a research and development expense tax credit for most of the qualifying expenses originally reported in these returns. In addition, we reached a favorable agreement with Inland Revenue in the United Kingdom on an income tax issue that resulted in a one-time tax benefit of $200,000, and recorded a one-time income tax benefit of $200,000 which resulted primarily from differences between the prior year tax provision and the filing of the 2003 federal income tax return. The effective income tax benefit rate for 2004, excluding the effect of the $2.2 million in one-time tax benefits, is a benefit of $296,000, or 67% of the reported loss before income taxes.
      The income tax benefit for 2003 includes a one-time tax benefit of $938,000. In 2002, we established a valuation allowance of $3.5 million for foreign tax credit carryovers due to our excess credit position, $1.1 million of which was recorded to additional paid-in capital. We subsequently elected in third quarter 2003 to capitalize a significant portion of our research and development costs in the 2002 federal income tax return, which allowed us to more fully utilize certain tax credits that could not previously be realized. With this election, we reversed $2.3 million of the previously recorded valuation allowance, which resulted in the one-time tax benefit of $938,000, an increase to additional paid-in capital of $1.1 million, and an increase in income taxes payable of $262,000. The effective income tax rate for 2003, excluding the effect of the $938,000 one-time tax benefit, is 35% of the reported income before taxes.
      The income tax benefits recorded during 2004 and 2003 take into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and do not include the tax benefits realized from the employee stock options exercised during these years of $126,000 and $777,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in capital.
Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
     Product Revenues
      Product revenues increased in 2003 compared to 2002 due to an increase in maintenance services revenues, offset in part by decreases in software license revenues from sales of In-Store Systems, Merchandise Operations Systems and Strategic Merchandise Management Solutions.

Software Licenses.
      Retail Enterprise Systems. The decrease in software license revenues in this business segment in 2003 compared to 2002 results primarily from a decrease in sales of Merchandise Operations Systems, offset in part by an increase in sales of Strategic Merchandise Management Solutions. We believe this business segment was negatively impacted in the first half of 2003 by the disruption caused by our reorganization under the CVP, the elongation of sales cycles due to heightened risk aversion by retailers for larger IT expenditures, and worldwide concerns about the economy and the war in Iraq which disrupted IT spending patterns.
      In-Store Systems. Software license revenues in this business segment decreased in 2003 compared to 2002. We believe this business segment was negatively impacted by a major platform transition, as market demand moved from Window-based point-of-sale applications to Java-based point-of-sale applications. We commercially released our PPOS Java-based point-of-sale application in second quarter 2003 and as a result this new platform was in the early adopter phase throughout 2003. We supplemented this business segment with the acquisition of Timera in January 2004.
      Collaborative Solutions. Software license revenues in this business segment decreased in 2003 compared to 2002. Although we experienced a decline in initial license fees in this business segment in 2003, we began selling subscriptions on certain of our CPFR solutions and our subscription customer base increased to approximately 200 trading partners at December 31, 2003 compared to 136 at December 31, 2002.
      Regional Results. Software license revenues in the Americas increased in 2003 compared to 2002 due to a 20% increase in Retail Enterprise Systems software license revenues, which was offset in part by decreases in software license revenues related to In-Store Systems and Collaborative Solutions applications of 58% and 15%, respectively. Software license revenues in Europe decreased in 2003 compared to 2002 due to decreases in software license revenues related to Retail Enterprise Systems, In-Store Systems, and Collaborative Solutions applications of 48%, 89%, and 6%, respectively. Results in the Europe region were impacted by weak economic conditions, operational issues and the departure of the regional vice president in fourth quarter 2003.

Software license revenues in Asia/ Pacific decreased in 2003 compared to 2002 due to decreases in software license revenues related to In-Store Systems and Collaborative Solutions applications of 57% and 6%, respectively, offset in part by a 4% increase in Retail Enterprise Systems software license revenues. The Asia/ Pacific region was impacted by a slow economic recovery and the SARS outbreak in early 2003.
      Maintenance Services. The increase in maintenance services revenue in 2003 compared to 2002 is primarily due to increases in the customer base for Strategic Merchandise Management Solutions in our Retail Enterprise Systems and Collaborative Solutions business segments. The increase also includes $752,000 and $908,000 in incremental maintenance services revenue from the Vista and Engage acquisitions, respectively. Maintenance services revenue decreased in our In-Store Systems business segment due to attrition that we believe results from the transitional period surrounding the introduction and acceptance of PPOS, our Java-based point-of-sale application. Many of our In-Store Systems customers have developed their own internal support teams. We believe a portion of these customers opted to discontinue maintenance and remain on their existing systems in the near term, rather than incur potentially large system upgrade, training and hardware costs at this time.
     Service Revenues
      Service revenues include consulting services, hosting services, training revenues, net revenues from our hardware reseller business, and reimbursed expenses. The decrease in 2003 compared to 2002 resulted primarily from a decrease in demand for the implementation of Merchandise Operations Systems and In-Store Systems which typically have higher implementation requirements than our Strategic Merchandise Management Solutions. Net revenues from our hardware reseller business were $1.3 million in 2003 compared to $1.2 million in 2002.
      Fixed bid consulting services work represented 15% of total consulting services revenue in 2003, compared to 13% in 2002.

Cost of Product Revenues
      Cost of Software Licenses. The decrease in cost of software licenses in 2003 compared to 2002 resulted from the lower volume of software products sold in 2003 that incorporate functionality from third party software providers and require the payment of royalties.
      Amortization of Acquired Software Technology. The increase in amortization of acquired software technology in 2003 compared to 2002 resulted from the amortization of software technology acquired in the acquisitions of Vista and Engage during 2003.
      Cost of Maintenance Services. The increase in cost of maintenance services in 2003 compared to 2002 resulted primarily from a 7% increase in average maintenance services headcount to support our growing customer base, and increased salaries, benefits and incentive compensation, travel and training costs per employee.

Cost of Service Revenues
      The decrease in cost of service revenues in 2003 compared to 2002 resulted primarily from a 17% decrease in average consulting services headcount, a $3.2 million decrease in employee costs in 2003 compared 2002 related to consulting services employees who were used to supplement new product development and quality assurance activities, and to assist with business development and client support activities under the CVP, and a $1.3 million decrease in occupancy costs. These decreases were offset in part by salary increases, and higher benefits and incentive compensation.

Gross Profit
      The decrease in gross profit dollars in 2003 compared to 2002 resulted primarily from decreases in software license and service revenues of 11% and 19%, respectively, offset in part by a 24% increase in maintenance services revenue. Software licenses and maintenance services revenue have substantially higher margins than service revenues.
      The decrease in service revenue margins in 2003 compared to 2002 resulted from decreased utilization and the resulting lower service revenues, as well as a change in our incentive compensation programs for services personnel that related incentive compensation in part to software license revenue sales. The effect of lower service revenues and higher incentive compensation on our service margins was offset in part by a 17% decrease in average consulting services headcount, a $3.2 million decrease in employee costs in 2003 compared 2002 related to consulting services employees who were used to supplement new product development and quality assurance activities, and to assist with business development and client support activities under the CVP, and a $1.3 million decrease in occupancy costs. We implemented programs to improve our service revenue margins in 2004, including revisions to the incentive compensation programs, increased billing rates on new consulting engagements, and restructuring the way we deliver our consulting services in order to leverage web-based technology and enhance productivity.

Operating Expenses
      Operating expenses, excluding amortization of intangibles, relocation costs to consolidate development and support activities, restructuring charges and adjustments to acquisition-related reserves, purchased in-process research and development, and gain on sale of office facility, increased 4% in 2003 compared to 2002, and represented 55% and 50% of total revenues in each of these years, respectively. Operating expenses increased primarily as a result of our investment in product development related to the acquisitions of Vista and Engage and to migrate the JDA Portfolio to the Portfolio Enabled solutions based on the .Net platform and to introduce our PPOS Java-based point-of-sale application. In addition, we incurred increases in salaries, health insurance benefit costs and incentive compensation per employee in 2003, and $1.1 million higher D&O insurance premiums. These increases were offset in part by a $2.4 million lower provision for doubtful accounts, a $1.1 million favorable swing in customer dispute activity and decreases in occupancy, marketing, legal, accounting and investor relation costs.
      Product Development. The increase in product development expense in 2003 compared to 2002 resulted primarily from increases in average headcount, annual salary increases, and higher incentive compensation costs for full-time employees involved in the ongoing development of a series of enhancements to the JDA Portfolio products based upon the .Net Platform, higher outside contractor costs, and product development employees added through the acquisitions of Vista and Engage. The migration of the JDA Portfolio to the Portfolio Enabled solutions based on the .Net platform is a significant investment by the Company as we are building our next generation of products, while at the same time, we continue development efforts on our existing products and complete the integration of acquired products. In addition, product development expenses increased $1.3 million in 2003 compared to 2002 due to the use of consulting services employees to supplement the new product development and quality assurance activities of our internal developers.
      Sales and Marketing. The increase in sales and marketing expense in 2003 compared to 2002 resulted primarily from higher commissions and a $1.6 million increase in costs for consulting services employees who assisted with business development activities under the CVP, offset in part by a decrease in marketing costs.
      General and Administrative. The decrease in general and administrative expenses in 2003 compared to 2002 resulted primarily from a $2.4 million lower provision for doubtful accounts, decreases in legal, accounting and investor relation costs, and a $1.1 million favorable swing in customer dispute activity, offset in part by higher D&O insurance premiums, and increases in annual salaries, benefits and incentive compensation.
      Amortization of Intangibles. The increase in amortization of intangibles in 2003 compared to 2002 resulted from the amortization of customer list intangibles acquired in the acquisitions of Vista and Engage during 2003.
      Restructuring Charge and Adjustments to Acquisition-Related Reserves. We recorded a $1.3 million restructuring charge in second quarter 2002 for one-time termination benefits related to a workforce reduction of 53 full-time employees, primarily in the consulting services function in the United States, Europe, Canada and Latin America. All workforce reductions associated with this charge were made on or before June 30, 2002. In fourth quarter 2002, we recorded another restructuring charge of $5.0 million for $3.9 million in one-time termination benefits and $1.1 million for office closure costs associated with the reorganization of the Company to implement the CVP initiative. All employees potentially impacted by this reorganization initiative were notified of the plan of termination and the related benefits on or before December 31, 2002. Office closure costs pertain to certain US, Latin America, and European offices that were either under-performing or became redundant with the relocation initiatives.
      Relocation Costs to Consolidate Development and Client Support Activities. Approximately 150 people were offered the opportunity to relocate to Scottsdale, Arizona as part of the 2002 CVP initiative to consolidate development and client support activities at our corporate headquarters. We have relocated 50 employees as part of this initiative and have recorded over $2.2 million in related relocation costs in income from continuing operation as incurred, including $1.8 million and $452,000 in 2003 and 2002, respectively.
      Purchased In-process Research and Development. We expensed $800,000 of purchased in-process research and development in 2002 in connection with the acquisition of J•Commerce in April 2002.
      Gain on Sale of Office Facility. We realized a $639,000 gain in second quarter 2003 on the sale of an excess office facility in the United Kingdom.

Operating Income
      Operating income was $1.3 million in 2003 compared to operating income of $8.3 million in 2002. The decrease in operating income resulted primarily from decreases in software licenses and service revenues of 11% and 19%, respectively in 2003 compared to 2002, a $6.7 million increase in product development costs, and higher incentive compensation, offset in part by a 24% increase in maintenance services revenue, a $2.4 million lower bad debt provision, 115 or 8% fewer average full-time employees, $4.9 million lower restructuring and relocation costs, and a $639,000 gain on the sale of an excess office facility.
      Operating income in our Retail Enterprise Systems business segment decreased $11.7 million to $18.1 million in 2003 from $29.8 million in 2002. The decrease resulted primarily from a decrease in software license revenues, lower service revenues and margins, an increase in product development costs due to development activities on the Portfolio Enabled solutions based on the .Net platform and new releases of our Strategic Merchandise Management Solutions, and an increase in sales and marketing costs, primarily as a result of higher commissions, offset in part by an increase in maintenance services revenue.
      We incurred an operating loss of $338,000 in our In-Store Systems business segment in 2003 compared to operating income of $5.3 million in 2002. The decrease resulted from lower product and services revenues in this business segment in 2003 compared to 2002, offset in part by headcount reductions in consulting services, a reduced investment in product development, and lower sales commissions.
      Operating income in our Collaborative Solutions business segment increased $724,000 to $11.2 million in 2003 from $10.5 million in 2002. The increase resulted primarily from an increase in maintenance services revenue due to an increased customer base, and a decrease in sales and marketing costs, offset in part by lower software license and services revenue, and an increase in product development headcount to support the development activities on the .Net platform and new product initiatives for the future growth of this business segment.

Income Tax Provision (Benefit)
      We recorded an income tax benefit of $17,000 million in 2003 compared to a provision for income taxes of $1.0 million in 2002. The income tax benefit for 2003 included a one-time tax benefit of $938,000. In 2002, we established a valuation allowance of $3.5 million for foreign tax credit carryovers due to our excess credit position, $1.1 million of which was recorded to additional paid-in capital. We subsequently elected in third quarter 2003 to capitalize a significant portion of our research and development costs in the 2002 federal income tax return, which allowed us to more fully utilize certain tax credits that could not previously be realized. With this election, we reversed $2.3 million of the previously recorded valuation allowance, which resulted in the one-time tax benefit of $938,000, an increase to additional paid-in capital of $1.1 million, and an increase in income taxes payable of $262,000. The effective income tax rate for 2003, excluding the effect of the $938,000 one-time tax benefit, is $921,000 or 35% or the reported income before taxes.
      The provision for income taxes in 2002 includes $1.9 million in one-time tax benefits related primarily to the resolution of an audit by the Inland Revenue of our United Kingdom subsidiaries for the years 1997 through 2000, and the settlement in the United States of an income tax examination by the Internal Revenue Service of our 1998 and 1999 federal income tax returns. Under the settlement, the Internal Revenue Service agreed to allow the Company to take a research and development expense tax credit for most of the qualifying expenses originally reported in the 1998 and 1999 federal income tax returns. However, the Internal Revenue Service advised that they would not issue a refund check until they completed a subsequent audit of our 2000 and 2001 federal income tax returns. The audit of the 2000 and 2001 federal income tax returns was completed in the second quarter of 2004 and a refund check for $511,000 was received. The effective income tax rate for 2002, excluding the effect of the $1.9 million one-time tax benefits, is 35.5% of the reported income before taxes.
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
Liquidity and Capital Resources
      We had working capital of $94.8 million at December 31, 2004 compared to $126.0 million at December 31, 2003. Cash and marketable securities at December 31, 2004 were $97.1 million, a decrease of $17.6 million from the $114.7 million reported at December 31, 2003. The decrease in working capital, and our cash and marketable securities balances during 2004 resulted primarily from the purchase of our corporate office facility for $23.8 million and the acquisition of Timera for $13.6 million. These two purchases utilized approximately 33% of our December 31, 2003 cash and marketable securities balances.
      Net accounts receivable were $39.5 million, or 62 days sales outstanding (“DSOs”) at December 31, 2004 compared to $40.2 million, or 65 days sales outstanding (“DSOs”) at December 31, 2003. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including seasonality, shifts in customer buying patterns, the timing of annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues. The collection of accounts receivable continues to be an area of focus and we consistently apply our credit authorization procedures.
      Operating activities provided cash of $24.8 million in 2004 and $19.8 million in 2003. The principle sources of our cash flow from operations are net income adjusted for depreciation and amortization, collections on accounts receivable, and increases in deferred maintenance revenue which result from support services billings to a larger install base. In addition, cash flow from operations increased in 2004 due to a $2.1 million increase in accrued expenses and other current liabilities which resulted primarily from the restructuring charges taken during 2004. Conversely, cash flow from operations decreased in 2003 due to a $3.8 million decrease in accrued expenses and other current liabilities that resulted from the payment of restructuring charges accrued in 2002 in connection with the CVP restructuring initiative. Cash flow from operations in 2004 was also positively impacted by the $1.1 million loss on the impairment of the trademarks we acquired from E3 and reduced by the $1.2 million net gain on the QRS acquisition breakup fee. Although there was considerable activity in our tax accounts, including one-time benefits in 2004 and 2003 of $2.2 million and $938,000, respectively, the overall impact of changes in these accounts only had the effect of decreasing cash flow from operations by an additional $323,000 in 2004 compared to 2003.
      Investing activities utilized cash of $28.5 million in 2004 and $22.8 million in 2003. Cash utilized by investing activities in 2004 included $23.8 million in cash expended to purchase our corporate office facility,

$13.6 million in cash expended to acquire Timera, and $12.1 million in other capital expenditures including approximately $5.3 million in costs related to the implementation of a new enterprise-wide financial management system and other internal IT initiatives. Cash utilized by investing activities in 2003 included $10.4 million in capital expenditures, including approximately $2.2 million in costs related to the implementation of a new enterprise-wide customer support system, $4.0 million in cash expended to acquire Vista and $3.3 million in cash expended to acquire Engage, offset in part by $2.0 million in proceeds from the disposal of property and equipment, primarily from the sale of an excess office facility in the United Kingdom. All other variances between 2004 and 2003 are due to normal maturing and reinvesting of marketable securities.
      Financing activities provided cash of $1.7 million in 2004 and $6.8 million in 2003. The activity in both periods includes proceeds from the issuance of common stock under our stock option plans. Proceeds from the issuance of common stock under our stock option plans decreased $1.9 million in 2004 compared to 2003 as approximately 52% fewer options were exercised and the average market price of our stock trended down in 2004. In addition, we received $4.1 million in proceeds from the issuance of stock under our 1999 Employee Stock Purchase Plan (“1999 Purchase Plan”) in 2003. This source of cash did not recur in 2004 as we terminated the 1999 Purchase Plan in August 2003. Financing activities in 2003 also include the repurchase of 75,000 shares of our common stock for $757,000 under a stock repurchase program authorized by our Board of Directors that expired in July 2003.
      Changes in the currency exchange rates of our foreign operations had the effect of increasing cash by $1.4 million in 2004 and $2.6 million in 2003 due to the continued weakness of the US Dollar against major foreign currencies including the Euro and the British Pound. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the short-term foreign currency exchange exposure associated with foreign currency denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income, net, offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.
      We Intend to Continue to Grow Our Business Through Acquisitions. We believe there are opportunities to grow our business through the acquisition of complementary and synergistic companies, products and technologies. We have historically looked at cash acquisitions in the $5 million to $25 million range that could be readily integrated, accretive to earnings, or which could shorten our time to market with new technologies. We completed the purchase of Timera in January 2004 for $13.6 million. We are now focusing our acquisition strategy on larger companies, particular those that will increase the breadth of our JDA Portfolio offerings in the Collaborative Solutions business segment.
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
      Treasury Stock Repurchase Program. On February 15, 2005, our Board of Directors approved a program to repurchase from time to time at management’s discretion up to one million shares of the Company’s common stock on the open market or in private transactions until January 26, 2006 at prevailing market prices. The program was adopted as part of our revised approach to equity compensation, which will emphasize performance-based awards to employees and open market stock repurchases by the Company designed to mitigate or eliminate dilution from future employee and director equity-based incentives. The repurchase of shares under this program will result in a decrease to our working capital. Through March 14,

2005, we have purchased a total of 157,000 shares of our common stock for approximately $2.2 million under this program.
      Accelerated Vesting of Options. On February 15, 2005, the Compensation Committee of our Board of Directors (the “Committee”) approved the immediate vesting of all unvested stock options previously awarded to employees, officers and directors. The accelerated options were issued under our 1995 Stock Option Plan, 1996 Stock Option Plan, 1996 Outside Director Stock Option Plan and 1998 Non-statutory Stock Option Plan. The closing market price per share of our common stock on February 15, 2005 was $11.85 and the exercise prices of the approximately 1.4 million in unvested options on that date ranged from $8.50 to $28.20. The exercise of vested stock options would increase our working capital. See Critical Accounting Policies for additional discussion.
      Contractual Obligations. The following summarizes known contractual obligations under capital and operating leases as of December 31, 2004:

	Payments Due By Period

Contractual Obligations	Total	<1 Year	1 to 3 Years	3 to 5 Years	>5 Years

	(In thousands)
Capital lease obligations	$14	$14	$—	$—	$—
Operating lease obligations	17,639	5,772	5,590	3,106	3,171

	$17,653	$5,786	$5,590	$3,106	$3,171

      Capital lease obligations are included in accrued expenses and other liabilities. Operating lease obligations represent future minimum lease payments under non-cancelable operating leases with minimum or remaining lease terms at December 31, 2004. We lease office space in the Americas for 12 regional sales and support offices across the United States, Canada and Latin America, and for 11 international sales and support offices located in major cities throughout Europe, Asia, Australia, and Japan. The leases are primarily non-cancelable operating leases with initial terms ranging from 12 months to 120 months that expire at various dates through the year 2012. None of the leases contain contingent rental payments; however, certain of the leases contain insignificant scheduled rent increases and renewal options. We expect that in the normal course of business some or all of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. In addition, we lease various computers, telephone systems, automobiles, and office equipment under non-cancelable operating leases with initial terms generally ranging from 24 to 60 months. Certain of the equipment leases contain renewal options and we expect that in the normal course of business some or all of these leases will be renewed or replaced by other leases.
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
Critical Accounting Policies
      We have identified the policies below as critical to our business operations and the understanding of our results of operations. There have been no changes in our critical accounting policies during 2004. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

•	Revenue recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses such as commissions and royalties. We follow specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy.

We license software primarily under non-cancelable agreements and provide related services, including consulting, training and customer support. We recognize revenue in accordance with Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition, as amended and interpreted by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and Staff Accounting Bulletin No. 104, Revenue Recognition, that provides further interpretive guidance for public companies on the recognition, presentation and disclosure of revenue in financial statements.

Software license revenue is generally recognized using the residual method when:

•	Persuasive evidence of an arrangement exists and a license agreement has been signed;

•	Delivery, which is typically FOB shipping point, is complete;

•	Fees are fixed and determinable and there are no uncertainties surrounding product acceptance;

•	Collection is considered probable; and

•	Vendor-specific evidence of fair value (“VSOE”) exists for all undelivered elements.

Our customer arrangements typically contain multiple elements that include software, options for future purchases of software products not previously licensed to the customer, maintenance, consulting and training services. The fees from these arrangements are allocated to the various elements based on VSOE. Under the residual method, if an arrangement contains an undelivered element, the VSOE of the undelivered element is deferred and the revenue recognized once the element is delivered. If we are unable to determine VSOE for any undelivered element included in an arrangement, we will defer revenue recognition until all elements have been delivered. In addition, if a software license contains milestones, customer acceptance criteria or a cancellation right, the software revenue is recognized upon the achievement of the milestone or upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right.

Maintenance services are separately priced and stated in our arrangements. Maintenance services typically include on-line support, access to our Solution Centers via telephone and web interfaces, comprehensive error diagnosis and correction, and the right to receive unspecified upgrades and enhancements, when and if we make them generally available. Maintenance services are generally billed on a monthly basis and recorded as revenue in the applicable month, or billed on an annual basis with the revenue initially deferred and recognized ratably over the maintenance period. VSOE for maintenance services is the price customers will be required to pay when it is sold separately, typically the renewal rate.

Consulting and training services are separately priced and stated in our arrangements, are generally available from a number of suppliers, and are not essential to the functionality of our software products. Consulting services include project management, system planning, design and implementation, customer configurations, and training. These services are generally billed bi-weekly on an hourly basis or pursuant to the terms of a fixed price contract. Consulting services revenue billed on an hourly basis is recognized as the work is performed. Under fixed price contracts, including milestone-based arrangements, consulting services revenue is recognized using the percentage of completion method of accounting described in Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, by relating hours incurred to date to total estimated hours at completion. Training revenues are included in consulting revenues in the Company’s consolidated statements of income and are recognized once the training services are provided. VSOE for consulting and training services is based upon the hourly or per class rates charged when those services are sold separately. Revenues from our hardware reseller business are also included in consulting revenues, reported net (i.e., the amount billed to a customer less the amount paid to the supplier) pursuant to EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and recognized upon shipment of the hardware.

Customers are reviewed for creditworthiness before we enter into a new arrangement that provides for software and/or a service element. We do not sell or ship our software, nor recognize any license revenue unless we believe that collection is probable. Payments for our software licenses are typically due in installments within twelve months from the date of delivery. Although infrequent, where software license agreements call for payment terms of twelve months or more from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied.

•	Accounts Receivable. Consistent with industry practice and to be competitive in the retail software marketplace, we typically provide installment payment terms on most software license sales. Software licenses are generally due in installments within twelve months from the date of delivery. Customers are reviewed for creditworthiness before we enter into a new arrangement that provides for software and/or a service element. We do not sell or ship our software, nor recognize any license revenue unless we believe that collection is probable in accordance with the requirements of paragraph 8 in Statement of Position 97-2, Software Revenue Recognition, as amended. For those customers who are not credit worthy, we require prepayment of the software license fee or a letter of credit before we will ship our software. We have a history of collecting software payments when they come due without providing refunds or concessions. Consulting services are generally billed bi-weekly and maintenance services are billed annually or monthly. If a customer becomes significantly delinquent or their credit deteriorates, we put the account on hold and do not recognize any further services revenue (and in most cases we withdraw support and/or our implementation staff) until the situation has been resolved.

We do not have significant billing or collection problems. We review each past due account and provide specific reserves based upon the information we gather from various sources including our customers, subsequent cash receipts, consulting services project teams, members of each region’s management, and credit rating services such as Dun and Bradstreet. Although infrequent and unpredictable, from time to time certain of our customers have filed bankruptcy, and we have been required to refund the pre-petition amounts collected and settle for less than the face value of their remaining receivable pursuant to a bankruptcy court order. In these situations, as soon as it becomes probable that the net realizable value of the receivable is impaired, we provide reserves on the receivable. In addition, we monitor economic conditions in the various geographic regions in which we operate to determine if general reserves or adjustments to our credit policy in a region are appropriate for deteriorating conditions that may impact the net realizable value of our receivables.

•	Goodwill and Intangible Assets. Our business combinations typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets and the annual impairment tests required by Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, requires management to make estimates of future revenues, customer retention rates and other assumptions that affect our consolidated financial statements.

Goodwill is tested annually for impairment by comparing the fair value of future cash flows under the “Discounted Cash Flow Method of the Income Approach” to the carrying value of goodwill allocated to our reporting units. We found no indication of goodwill impairment in our reporting units in 2004, 2003 or 2002.

Substantially all of our trademarks were acquired in connection with the acquisition of E3. Beginning January 1, 2002, we assigned indefinite useful lives to our trademarks, and ceased amortization, as we believe there are no legal, regulatory, contractual, competitive, economic, or other factors that would limit their useful lives. In addition, we intend to indefinitely develop next generation products under our trademarks and expect them to contribute to our cash flows indefinitely. A $1.1 million impairment loss was recorded in fourth quarter 2004 on trademarks that were acquired from E3. Trademarks are tested annually for impairment using the “Relief from Royalty Method of the Income Approach.” The premise of this valuation method is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the asset and assumes that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The impairment loss resulted primarily from the lower software revenue forecast used by the Company in the 2004 valuation compared to 2003, and a more conservative annual growth rate.

•	Product Development. The costs to develop new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. We consider technological feasibility to have occurred when all planning, designing, coding and testing have been completed according to design specifications. Once technological feasibility is established, any additional costs would be capitalized. We believe our current process for developing software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

•	Income Taxes. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We follow specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.

•	Stock-Based Compensation. We do not record compensation expense for options granted to our employees as all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, we have not recorded compensation expense for shares issued under our employee stock purchase plan. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and account for stock-based compensation using the intrinsic-value method, and provide pro forma disclosure on a quarterly and annual basis of net income (loss) and net income (loss) per common share for employee stock option grants made, and shares issued under our employee stock purchase plan, as if the fair-value method defined in SFAS No. 123 had been applied. We terminated our 1999 Employee Stock Purchase Plan in August 2003.

Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”), which became effective in 2003, amended SFAS No. 123 to provide alternative methods of transition to the fair-value method of accounting for stock-based employee compensation if a company elects to account for its equity awards under this method. SFAS No. 148 also amended the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in both annual and interim financial statements.

The following table presents pro forma disclosures required by SFAS No. 123 and SFAS No. 148 of net income (loss) and basic and diluted earnings (loss) per share as if stock-based compensation expense had been recognized during the three-year period ended December 31, 2004. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting. Stock-based compensation expense for 2003 and 2002 has been adjusted to reflect the revised tax benefit available for incentive stock options generated at the time of exercise. The weighted average Black-Scholes value per option granted in 2004, 2003 and 2002 was $6.39, $8.83 and $9.10, respectively.

	2004	2003	2002

Net income as reported	$2,009	$2,650	$8,930
Less: stock-based compensation expense, net of related tax effects	(4,722)	(7,305)	(9,272)

Pro forma net loss	$(2,713)	$(4,655)	$(342)
Basic earnings per share — as reported	$.07	$.09	$.32
Diluted earnings per share — as reported	$.07	$.09	$.31
Basic loss per share — pro forma	$(.09)	$(.16)	$(.01)
Diluted loss per share — pro forma	$(.09)	$(.16)	$(.01)
Assumptions:
Expected dividend yield	0%	0%	0%
Expected stock price volatility	78% to 85%	90%	93%
Risk-free interest rate	2.25%	2.25%	2.25%
Expected life of option	1.29 to 3.49 years	2.63 to 3.17 years	2.96 years

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), Share Based Payment (“SFAS No. 123(R)”) which is a revision of SFAS No. 123, supersedes APB No. 25 and SFAS No. 148, and amends Statement of Financial Accounting Standard No. 95, Statement of Cash Flows (“SFAS No. 95”). Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123; however, SFAS No. 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than July 1, 2005.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro-forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt SFAS No. 123(R) on July 1, 2005 using the modified prospective method.

As permitted by SFAS No. 123, the company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method could potentially have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings per share above and in Notes 1 to our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current authoritative literature. This requirement will reduce net cash flows from operating activities in periods after adoption. While we cannot estimate what those amounts will be in the future (because this would depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $126,000, $777,000 and $5.8 million in 2004, 2003 and 2002, respectively.

On February 15, 2005, the Compensation Committee of our Board of Directors (the “Committee”) approved the immediate vesting of all unvested stock options previously awarded to employees, officers and directors. The accelerated options were issued under our 1995 Stock Option Plan, 1996 Stock Option Plan, 1996 Outside Director Stock Option Plan and 1998 Non-statutory Stock Option Plan. The Committee made the decision to immediately vest these options based in part on the issuance of SFAS No. 123(R). The Committee also considered the reduced level of cash bonuses paid to employees and officers in 2004, the fact that there are no equity awards planned in 2005, other than for certain new hires, and recognized that the exercise of any accelerated options would bring cash into the Company. Absent the acceleration of these options, upon adoption of SFAS No. 123(R) on July 1, 2005, we would have been required to recognize approximately $3.7 million in pre-tax compensation expense from these options over their remaining vesting terms. By vesting all previously unvested options, the stock-based compensation expense under SFAS No. 123 will only be reflected in our footnote disclosures. Further, we believe the future stock-based compensation expense to be recorded under SFAS No. 123(R) related to these options is significantly reduced and would be immaterial to our financial results. However, there can be no assurance that these actions will avoid the recognition of future compensation expense in connection with these options.

Employees, officers and directors will benefit from the accelerated vesting of their stock options in the event they terminate their employment with or service to the Company prior to the completion of the original vesting terms as they would have the ability to exercise certain options that would have otherwise been forfeited. No stock-based compensation expense will be recorded with respect to these options unless an employee, officer or director actually benefits from this modification. For those employees, officers and directors who do benefit from the accelerated vesting, we are required to record additional stock-based compensation expense equal to the intrinsic value of the option on the date of modification (i.e., February 15, 2005). The closing market price per share of our common stock on February 15, 2005 was $11.85 and the exercise prices of the approximately 1.4 million in unvested options on that date ranged from $8.50 to $28.20. Based on our historical employee turnover rates during the past three years, we currently estimate the potential additional stock-based compensation expense we may be required to record with respect to these options is approximately $45,000.

•	Derivative Instruments and Hedging Activities. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under SFAS No. 133. Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign denominated assets and liabilities. We recorded foreign currency exchange gains in 2004, 2003 and 2002 of $190,000, $350,000 and $407,000, respectively.
Other Recent Accounting Pronouncements
      In March 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. We do not believe the adoption of EITF 03-1 will have a material impact on our financial condition or results of operations.

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS No. 153”). SFAS No. 153 requires that exchanges of nonmonetary assets are to be measured based on fair value and eliminates the exception for exchanges of nonmonetary, similar productive assets, and adds an exemption for nonmonetary exchanges that do not have commercial substance. We do not participate in the exchange of nonmonetary assets.
Factors That May Affect Our Future Results or the Market Price of Our Stock
      We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2004 and for the year then ended contained elsewhere in this Form 10-K.

Regional And/ Or Global Changes in Economic, Political And Market Conditions Could Cause Decreases in Demand For Our Software And Related Services Which Could Negatively Affect Our Revenue And Operating Results And The Market Price of Our Stock.
      Our revenue and profitability depend on the overall demand for our software and related services. A regional and/or global change in the economy and financial markets could result in delay or cancellation of customer purchases. Historically, developments associated with terrorist attacks on United States’ interests, the US war and continued violence in Iraq, natural catastrophes or contagious diseases such as the Severe Acute Respiratory Syndrome (“SARS”) have resulted in economic, political and other uncertainties, and factors such as these could further adversely affect our revenue growth and operating results. If demand for our software and related services decrease, our revenues would decrease and our operating results would be adversely affected which, in turn, may cause our stock price to fall.

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
      We made certain decisions in fourth quarter 2004 regarding our cost structure and the rate of investment in new product development for certain purchased software. These decisions caused us to reduce our analysis of projected cash flows from certain affected products and required that we record a $1.1 million impairment loss on the trademarks we acquired from E3 Corporation. There can be no assurance that any future decisions we make regarding our cost structure and rate of investment in new product development will not result in additional write downs or impairment charges that will adversely affect our quarterly operating results.

Our Stock Price Has Been And May Remain Volatile.
      The trading price of our common stock has in the past and may in the future be subject to wide fluctuations. Examples of factors that we believe have caused fluctuations in our stock price in the past include the following:

•	Cancelled or delayed purchasing decisions;

•	The millennium change;

•	Conversion to the Euro currency;

•	External and internal marketing issues;

•	Announcements of reduced visibility and increased uncertainty concerning future demand for our products;

•	Increased competition;

•	Elongated sales cycles;

•	A limited number of reference accounts with implementations in the early years of product release;

•	Certain design and stability issues in early versions of our products; and

•	Lack of desired features and functionality.
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

Our Gross Margins May Vary Significantly or Decline.
      Because the gross margins on product revenues (software licenses and maintenance services) are significantly greater than the gross margins on consulting services revenue, our combined gross margin has fluctuated from quarter to quarter and it may continue to fluctuate significantly based on revenue mix. Demand for the implementation of products with longer implementation timeframes, specifically Merchandise Operations Systems and In-Store Systems, remains depressed. We believe that demand continues to be greater for products that have a higher short term ROI and lower total costs ownership with less disruption to the underlying business of our customers. As a result, most of our current implementations are for our Strategic Merchandise Management Solutions that have shorter implementation timeframes. The decline in software sales of Merchandise Operations Systems and In-Store Systemscontinues to have a corollary negative impact on our service revenues as consulting services revenue typically lags the performance of software revenues by as much as one year. In addition, our gross margins on consulting services revenue vary significantly with the rates at which we utilize our consulting personnel, and as a result, our overall gross margins will be adversely affected when there is not enough work to keep our consultants busy. We may face some constraints on our ability to adjust consulting service headcount and expense to meet demand, due in part to our need to retain consulting personnel with sufficient skill sets to implement and maintain our full set of products.

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

We Are Dependent Upon the Retail Industry.
      Historically, we have derived over 75% of our revenues from the license of software products and the performance of related services to retail customers, and our future growth is critically dependent on increased sales to retail customers. The acquisitions of Arthur and Timera extended our product offerings in the Retail Enterprise Systems and In-Store Systems segments of our business. The acquisitions of Intactix, NeoVista Decision Series, E3, Vista, and Engage not only have expanded our product offerings, but have also provided us with collaborative applications that address new vertical market opportunities with the manufacturers and wholesalers who supply our traditional retail customers. The success of our customers is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, we believe that the licensing of certain of our software products involves a large capital expenditure, which is often accompanied by large-scale hardware purchases or other capital commitments. As a result, demand for our products and services could decline in the event of instability or potential downturns.
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
      Certain of our software products, including Portfolio Point of Sale, Portfolio Workforce Management, Portfolio Registry, Trade Events Management, Portfolio Replenishment Optimization by E3 and certain modules of Portfolio CRM and Intellect, have been commercially released within the last two years. In addition, we have only recently announced our intentions to develop or acquire a series of business-to-business

e-commerce solutions, including products in furtherance of our pursuit of the market for Collaborative Solutions. The markets for these products are new and evolving, and we believe that retailers and their suppliers may be cautious in adopting web-based and other new technologies. Consequently, we cannot predict the growth rate, if any, and size of the markets for our e-commerce products or that these markets will continue to develop. Potential and existing customers may find it difficult, or be unable, to successfully implement our e-commerce products, or may not purchase our products for a variety of reasons, including their inability or unwillingness to deploy sufficient internal personnel and computing resources for a successful implementation. In addition, we must overcome significant obstacles to successfully market our newer products, including limited experience of our sales and consulting personnel. If the markets for our newer products fail to develop, develop more slowly or differently than expected or become saturated with competitors, or if our products are not accepted in the marketplace or are technically flawed, our business, operating results and financial condition will decline.

We Are Investing Heavily in Re-Writing Many of Our Products for the Microsoft .Net Platform.
      We are developing a series of enhancements and the next generation of JDA Portfolio products, Portfolio Enabled, based upon the .Net Platform that we believe will position us uniquely in the retail and collaborative solutions markets. We will continue to offer Portfolio Enabled applications that operate with other market accepted platforms such as Oracle and the IBM iSeries and, where appropriate, Java-based technology. Our goals are to ensure that our solutions offer: (i) increased ease of use, (ii) increased integration of business processes, (iii) reduced cost of ownership, (iv) faster implementation, and (v) faster return on investment. We believe our next generation technology will enhance our competitive position since we will be able to offer significant features and functionality using an advanced technology platform. The initial versions of Portfolio Enabled solutions may not offer all the capabilities of the existing JDA Portfolio products, however, they will offer the advantages of an advanced technology platform and as a result, we believe they will be able to compete effectively against most of our competitors. We will continue selling the legacy versions of these products until the functionality of the Portfolio Enabled solutions is at least equivalent.
      At the close of 2004, we were able to begin the process of transition to our new Portfolio Enabled solutions, and as a result, we can now start to reduce the “double investment” in products that we have endured over the past two years. JDA Portfolio version 2005.1, the fourth synchronized release of our products, will be released in first quarter 2005 and will include enhancements to virtually all of our existing products that will enable them to maintain their competitive edge. In first quarter 2005, we also plan to begin releasing the first versions of the new Portfolio Enabled solutions that will eventually replace most of our existing products. This has been a significant investment by the Company as we have been building our next generation of products while developing JDA Portfolio version 2005.1. We also plan to develop new products as well as shared code components using the .Net Platform.
      The risks of our commitment to the .Net Platform include, but are not limited to, the following:

•	The possibility that it may be more difficult than we currently anticipate to develop our products for the .Net Platform, and we could incur costs in excess of our projections to complete the planned transition of our product suite;

•	The possibility that prospective customers will refrain from purchasing the current versions of products to be re-written because they are waiting for the .Net Platform versions;

•	The possibility that our .Net Platform beta customers will not become favorable reference sites;

•	Adequate scalability of the .Net Platform for our largest customers;

•	The possibility we may not complete the transition to the .Net Platform in the time frame we currently expect;

•	The ability of our development staff to learn how to efficiently and effectively develop products using the .Net Platform;

•	Our ability to transition our customer base onto the .Net Platform when it is available;

•	The possibility that it may take several quarters for our consulting and support organizations to be fully trained and proficient on this new technology and as a result, we may encounter difficulties implementing and supporting new products or versions of existing products based on the .Net Platform;

•	We may be required to supplement our consulting and support organizations with .Net proficient resources from our product development teams to support early .Net implementations which could impact our development schedule for the release of additional .Net products;

•	Microsoft’s ability to achieve market acceptance of the .Net platform;

•	Delays in Microsoft’s ability to commercially release necessary components for deployment of our applications; and

•	Microsoft’s continued commitment to enhancing and marketing the .Net platform.
      The risk associated with developing products that utilize new technologies remains high. Despite our increasing confidence in this investment and our efforts to mitigate the risks of the ..Net Platform project, there can be no assurances that our efforts to re-write many of our current products and to develop new Portfolio Enabled solutions using the .Net Platform will be successful. If the .Net Platform project is not successful, it likely will have a material adverse effect on our business, operating results and financial condition. Moreover, we cannot assure you that, even if we successfully re-write our Portfolio Enabled solutions products on the .Net Platform, that these re-written products will achieve market acceptance.

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

There Are Many Risks Associated with International Operations.
      Our international revenues represented 40% of total revenues in 2004 as compared to 44% and 43% in 2003 and 2002, respectively. If our international operations grow, we would need to recruit and hire a number of new consulting, sales and marketing and support personnel in the countries in which we have or will establish offices. Entry into new international markets typically requires the establishment of new marketing and distribution channels as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. In addition, the opening of a new office typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. If we are less successful in a new market than we expect, we may not be able to realize an adequate return on our initial investment and our operating results could suffer. If we have to downsize certain international operations, the costs to do so are typically much higher than downsizing costs in the United States, particularly in Europe. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, that we will be successful at hiring, training or retaining such personnel or that we can expand or contract our international operations in a timely, cost effective manner.
      Our international business operations are subject to risks associated with international activities, including:

•	Currency fluctuations;

•	Higher operating costs due to local laws or regulations;

•	Unexpected changes in employment and other regulatory requirements;

•	Tariffs and other trade barriers;

•	Costs and risks of localizing products for foreign countries;

•	Longer accounts receivable payment cycles in certain countries;

•	Potentially negative tax consequences;

•	Difficulties in staffing and managing geographically disparate operations;

•	Greater difficulty in safeguarding intellectual property, licensing and other trade restrictions;

•	Ability to negotiate and have enforced favorable contract provisions;

•	Repatriation of earnings;

•	The burdens of complying with a wide variety of foreign laws;

•	Anti-American sentiment due to the war with Iraq, and other American policies that may be unpopular in certain regions;

•	The effects of regional and global infectious diseases such as SARS;

•	The challenges of finding qualified management for our international operations; and

•	General economic conditions in international markets.
      Consulting services in support of certain international software licenses typically have lower gross margins than those achieved domestically due to generally lower billing rates and/or higher costs in certain of our international markets. Accordingly, any significant growth in our international operations may result in declines in gross margins on consulting services. We expect that an increasing portion of our international software license, consulting services and maintenance services revenues will be denominated in foreign currencies, subjecting us to fluctuations in foreign currency exchange rates. If we expand our international operations, exposures to gains and losses on foreign currency transactions may increase. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations. We cannot guarantee that any currency exchange strategy would be successful in avoiding exchange-related losses. In addition, revenues earned in various countries where we do business may be subject to taxation by more than one jurisdiction, which would reduce our earnings.

We May Face Difficulties in Our Highly Competitive Markets.
      We encounter competitive products from a different set of vendors in each of our primary product categories. We believe that while our markets are still subject to intense competition, the number of significant competitors in many of our application markets has diminished over the past five years. We believe the principal competitive factors in our markets are feature and functionality, product reputation and quality of reference accounts, vendor viability, retail and demand chain industry expertise, total solution cost, technology platform and quality of customer support.
      Our Retail Enterprise Systems compete primarily with internally developed systems and other third-party developers such as AC Nielsen Corporation, Aldata Solutions, Alphameric PLC, Connect3 Systems, Inc., Evant, Inc., Island Pacific, Inc., Manugistics Group, Inc., Micro Strategies Incorporated, NSB Retail Systems PLC, Retek, Inc., SAP AG and SAS/ Marketmax. In addition, new competitors may enter our markets and offer merchandise management systems that target the retail industry.
      The competition for our In-Store Systems is more fragmented than the competition for our Retail Enterprise Systems. We compete primarily with smaller point-of-sale focused companies such as CRS Business Computers, Kronos Incorporated, MICRO Systems, Inc., Radiant Systems, Inc., Retalix, Ltd., 360 Commerce, Tomax Technologies, Triversity, Inc., Workbrain, Inc., and Workplace Systems Interna-

tional. We also compete with other broad solution set providers such as NSB Retail Systems PLC, Retek, Inc., and SAP AG (Campbell Software Division).
      Our current Collaborative Solutions compete primarily with products from AC Nielsen Corporation, Evant Inc., i2 Technologies, Information Resources, Inc., Manugistics Group, Inc. and SAS/ Marketmax.
      In the market for consulting services, we have pursued a strategy of forming informal working relationships with leading retail systems integrators such as IBM Global Services, Cap Gemini Ernst & Young, Kurt Salmon Associates and Lakewest Consulting. These integrators, as well as independent consulting firms such as Accenture, AIG Netplex, CFT Consulting, SPL and ID Applications, also represent competition to our consulting services group. Moreover, because many of these consulting firms are involved in advising our prospective customers in the software selection process, they may successfully encourage a prospective customer to select software from a software company with whom they have a relationship. Examples of such relationships between consulting firms and software companies include the relationship between Retek, Inc. and Accenture.
      As we continue to develop or acquire e-commerce products and expand our business in the Collaborative Solutions area, we expect to face potential competition from business-to-business e-commerce application providers, including Ariba, Commercialware, Demantra, Inc., Ecometry Corporation, i2 Technologies, Manugistics Group, Inc., Microsoft, Inc., Retek, Inc. and SAP AG.
      A few of our existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and other resources than we do, which could provide them with a significant competitive advantage over us. For example, we have recently encountered competitive situations with SAP AG where, in order to expedite their entrance into our markets and to encourage customers to purchase licenses of its non-retail applications, SAP AG has offered to license at no charge certain of its retail software applications that compete with the JDA Portfolio products. In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the retail supply chain market. Further, the enterprise software market is consolidating and this may result in larger, new competitors with greater financial, technical and marketing resources than we possess. Such a consolidation could negatively impact our business. This consolidation trend is evidenced by SAP AG’s announcement on February 28, 2005 of a cash tender offer to purchase all of Retek, Inc.’s outstanding shares, which was followed on March 8, 2005 by a competing cash tender offer from Oracle Corporation to purchase all of Retek, Inc.’s outstanding shares. Oracle Corporation does not currently compete with our retail specific products. It is difficult to estimate what effect either of these proposed acquisitions, if finalized, would have on our competitive environment. We cannot guarantee that we will be able to compete successfully against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.

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
      There is also a risk that it may take several quarters for our consulting and support organizations to be fully trained and proficient on the new .Net technology platform and as a result, we may encounter difficulties implementing and supporting new products or versions of existing products based on the .Net Platform. In addition, we may be required to supplement our consulting and support organizations with .Net proficient resources from our product development teams to support early ..Net implementations which could impact our development schedule for the release of additional .Net products. Significant problems implementing our software therefore, can cause delays or prevent us from collecting license fees for our software and can damage our ability to get new business. As a result of our aggressive management of the utilization of our consulting and support personnel, including recent headcount reductions undertaken in the fourth quarter of 2004, we face the risk of constraints in our services offerings in the event of greater than anticipated licensing activity or more complex implementation projects.

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

Our Fixed-Price Service Contracts May Result In Losses.
      We offer a combination of software products, consulting and maintenance services to our customers. Historically, we have entered into service agreements with our customers that provide for consulting services on a “time and expenses” basis. We believe our competitors may be offering customers fixed-price service contracts in order to differentiate their product and service offerings. As a result, we are increasingly required during negotiations with customers to enter into fixed-price service contracts which link services payments, and occasionally software payments, to implementation milestones. Fixed bid consulting services work represented 16% of total consulting services revenue in 2004 compared to 15% in 2003. If we are unable to meet our contractual obligations under fixed-price contracts within our estimated cost structure, our operating results could suffer.

Our Success Depends Upon Our Proprietary Technology.
      Our success and competitive position is dependent in part upon our ability to develop and maintain the proprietary aspect of our technology. The reverse engineering, unauthorized copying, or other misappropriation of our technology could enable third parties to benefit from our technology without paying for it.

      We rely on a combination of trademark, trade secret, copyright law and contractual restrictions to protect the proprietary aspects of our technology. We seek to protect the source code to our software, documentation and other written materials under trade secret and copyright laws. To date, we have not protected our technology with issued patents, although we do have several patent applications pending. Effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. We license our software products under signed license agreements that impose restrictions on the licensee’s ability to utilize the software and do not permit the re-sale, sublicense or other transfer of the source code. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and independent consultants to execute confidentiality agreements with us and by restricting access to our source code.
      There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that in the future third parties may claim that our current or potential future software solutions or we infringe on their intellectual property. We expect that software product developers and providers of e-commerce products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlap. Moreover, as software patents become more common, the likelihood increases that a patent holder will bring an infringement action against us, or against our customers, to whom we have indemnification obligations. In addition, we may find it necessary to initiate claims or litigation against third parties for infringement of our proprietary rights or to protect our trade secrets. Since we resell hardware, we may also become subject to claims from third parties that the hardware, or the combination of hardware and software, infringe their intellectual property. Although we may disclaim certain intellectual property representations to our customers, these disclaimers may not be sufficient to fully protect us against such claims. We may be more vulnerable to patent claims since we do not have any issued patents that we can assert defensively against a patent infringement claim. Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or license agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect on our business, operating results and financial condition.

If We Lose Access to Critical Third-Party Software or Technology, Our Costs Could Increase And The Introduction of New Products And Product Enhancements Could be Delayed, Potentially Hurting Our Competitive Position.
      We license and integrate technology from third parties in certain of our software products. For example, we license the Uniface client/server application development technology from Compuware, Inc. for use in Portfolio Merchandise Management, certain applications from Silvon Software, Inc. for use in Performance Analysis by IDEAS, IBM’s Net.commerce merchant server software for use in Customer Order Management, and the Syncsort application for use in certain of the Portfolio Planning by Arthur products. Our third party licenses generally require us to pay royalties and fulfill confidentiality obligations. If we are unable to continue to license any of this third party software, or if the third party licensors do not adequately maintain or update their products, we would face delays in the releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our software products. These delays, if they occur, could harm our business, operating results and financial condition. It is also possible that intellectual property acquired from third parties through acquisitions, mergers, licenses or otherwise may not have been adequately protected, or infringes another parties intellectual property rights.

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

We May Have Difficulty Integrating Acquisitions.
      We continually evaluate potential acquisitions of complementary businesses, products and technologies, including those that are significant in size and scope. In pursuit of our strategy to acquire complementary products, we have completed nine acquisitions over the past seven years including the Arthur Retail Business Unit in June 1998, Intactix International, Inc. in April 2000, E3 Corporation in September 2001, and substantially all the assets of Timera Texas, Inc. in January 2004. The E3 acquisition was our largest to date, and involved the integration of E3’s products and operations in 12 countries. The risks we commonly encounter in acquisitions include:

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
      Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 40% of our total revenues in 2004, as compared to 44% and 43% in 2003 and 2002, respectively. In addition, the identifiable net assets of our foreign operations totaled 19% of consolidated net assets at December 30, 2004, as compared to 20% at December 31, 2003. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/ Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting unrealized foreign currency exchange gains of $2.5 million in 2004 and $1.5 million in 2003.
      Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net working capital as of December 31, 2004 to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the December 31, 2004 rates would result in a currency translation loss of $1.7 million before tax. We use derivative financial instruments to manage this risk.
      We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under SFAS No. 133. Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign denominated assets and liabilities.
      At December 31, 2004, we had forward exchange contracts with a notional value of $5.8 million and an associated net forward contract liability of $219,000. At December 31, 2003, we had forward exchange contracts with a notional value of $10.3 million and an associated net forward contract liability of $147,000. The net forward contract liabilities are included in accrued expenses and other liabilities. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We prepared sensitivity analyses of the impact of changes in foreign currency exchange rates on our forward exchange contracts at December 31, 2004. Based on the results of these analyses, a 10% adverse change in all foreign currency rates from the December 31, 2004 rates would result in a net forward contract liability of $804,000 that would offset the underlying currency translation loss on our net foreign assets. We recorded foreign currency exchange gains in 2004, 2003 and 2002 of $190,000, $350,000 and $407,000, respectively.
      Interest rates. We invest our cash in a variety of financial instruments, including bank time deposits and variable and fixed rate obligations of the U.S. Government and its agencies, states, municipalities, commercial paper and corporate bonds. These investments are denominated in U.S. dollars. We classify all of our investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on our investments is reflected in our financial statements under the caption “Other income, net.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have suffered a decline in market value due to a change in interest rates. We hold our investment securities for purposes other than trading. The fair value of securities held at December 31, 2004 was $20.1 million, which is approximately the same as amortized cost, with interest rates generally ranging between 1% and 3%.

Item 8.	Financial Statements and Supplementary Data
      Our consolidated financial statements as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, together with the report of the independent registered public accounting firm of Deloitte & Touche LLP, are included in this Form 10-K as required by Rule 14a-3(b).

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure — None

Item 9A.	Controls and Procedures
      Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principle executive officer and principle financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principle executive officer and our principle financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report to ensure that information required to be disclosed by us in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
      Changes in Internal Controls Over Financial Reporting. There have been no significant changes in our internal controls over financial reporting during the period covered by this annual report, or to our knowledge, in other factors which could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.
      Management’s Report on Internal Control Over Financial Reporting. JDA Software Group, Inc. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principle executive officer and principle financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information — None

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
JDA Software Group, Inc.
Scottsdale, Arizona
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that JDA Software Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 14, 2005, expressed an unqualified opinion on those financial statements.
Deloitte & Touche LLP
Phoenix, Arizona
March 14, 2005

PART III
      Certain information required by Part III is omitted from this Form 10-K, as we intend to file our Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant
      Our directors and executive officers, and their ages as of March 15, 2005, are as follows:

Name	Age	Title

James D. Armstrong	54	Chairman
J. Michael Gullard(1),(3)	60	Director
William C. Keiper(1)	54	Director
Douglas G. Marlin(1),(2),(3)	57	Director
Jock Patton(1),(2),(3)	59	Director
Hamish N. J. Brewer	42	President and Chief Executive Officer
Kristen L. Magnuson	48	Executive Vice President and Chief Financial Officer
G. Michael Bridge	41	Senior Vice President and General Counsel
Peter J. Charness	50	Senior Vice President, Global Marketing and Chief Product Officer
David R. King	60	Senior Vice President, Product Development
Christopher J. Moore	42	Senior Vice President, Customer Support Solutions
David J. Tidmarsh	53	Senior Vice President, Customer Success
Wayne J. Usie	38	Senior Vice President of the Americas

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

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
      J. Michael Gullard has been a Director since January 1999. Mr. Gullard has been the General Partner of Cornerstone Management, a venture capital and consulting firm specializing in software and data communications companies since 1984. Mr. Gullard has also served since 1996 as Chairman of Merant PLC (formerly Micro Focus Group Ltd.), a publicly-held corporation headquartered in England with extensive operations in the United States that specializes in change management software tools, and as Chairman of NetSolve, Incorporated, a publicly-held corporation which provides IT infrastructure management services on an out-sourced basis since 1992. Mr. Gullard is also a director of Celeritek Inc., a publicly-held company which designs and manufactures gallium arsenide (GaAs) semiconductor components. Mr. Gullard has previously served as Chief Executive Officer and Chief Financial Officer of Telecommunications Technology, Inc. from 1979 to 1984, and held a variety of financial and operational management positions at Intel Corporation from 1972 to 1979. Mr. Gullard currently serves as Chairman of Mainsoft Corp., a private company and has formerly served as a Director of other technology companies. Mr. Gullard attended Stanford University where he received a Bachelor of Arts Degree in Economics and a Masters Degree from the Graduate School of Business.

      William C. Keiper has been a Director since April 1998. Since 2002, Mr. Keiper has served as Chairman and Chief Executive Officer of Arrange Technology LLC, a software development services outsourcing company. Mr. Keiper also currently serves on the Board of Directors of several technology companies, including Hypercom Corporation, a NYSE company that provides point-of-sale card payment systems; Zones, Inc., a direct catalog marketer of PC-related products and software; and Smith Micro Software, Inc., a developer of application software and wireless solutions. Mr. Keiper was an officer and member of the Board of Directors of Artisoft, Inc., a publicly-held software company that develops and markets computer telephony and communications software from 1993 to 1997, serving as Chief Executive Officer from 1993 to 1997, and as Chairman of the Board from 1995 to 1997. From 1986 to 1993, Mr. Keiper held a variety of executive positions with MicroAge, Inc., a publicly-held distributor and integrator of information technology products and services, including President and Chief Operating Officer. MicroAge, Inc. was a Fortune Services 500 company. Mr. Keiper received a Bachelor of Science Degree in Business (finance major) from Eastern Illinois University, a Juris Doctorate Degree from Arizona State University and a Masters Degree in International Management from the Thunderbird American Graduate School of International Management.
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
      Jock Patton has been a Director since January 26, 1999. Mr. Patton is a private investor and serves as Chairman of the ING Funds Unified Board, a $40 billion mutual fund complex. Mr. Patton previously served as Chief Executive Officer of Rainbow Multimedia Group, Inc., a producer of digital entertainment, from 1999 to 2001. From 1992 to 1997, Mr. Patton served as a Director and President of StockVal, Inc., an SEC registered investment advisor providing securities analysis software and proprietary data to mutual funds, major money managers and brokerage firms worldwide. Prior to 1992, Mr. Patton was a Partner and Director in the law firm of Streich Land where he founded and headed the Corporate/ Securities Practice Group. Mr. Patton currently serves as the Lead Director of Swift Transportation Co., the leading full truckload carrier in the U.S. Mr. Patton has previously served on the Board of Directors of various public and private companies, including America West Airlines, Inc. Mr. Patton holds an A.B. Degree in Political Science and Juris Doctorate, both from the University of California.
Other Executive Officers:
      Hamish N. J. Brewer has served as our President and Chief Executive Officer since August 2003. Mr. Brewer previously served as President from March 2001 to July 2003, as Senior Vice President, Sales from 2000 to March 2001, as Senior Vice President, Enterprise Systems, from 1999 to 2000, as Senior Vice President, International during 1998 to 1999, as Director of our Europe, Middle East and African operations from 1996 to 1998, and as a Marketing Representative from 1994 to 1996. Prior to that, Mr. Brewer served as a Retail Marketing Specialist with IBM from 1986 to 1990, and in various operational positions with a privately-held retail sales organization located in England. Mr. Brewer received a Bachelor of Science and a Bachelor of Commerce Degree from the University of Birmingham in England.
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
      G. Michael Bridge has served as our Senior Vice President and General Counsel since August 2004. Mr. Bridge previously served as Vice President and General Counsel from July 1999 to July 2004. Prior to that, Mr. Bridge served as Corporate Counsel of Vivid Semiconductor, Inc., a privately-held semiconductor company from 1998 to 1999, as Corporate Counsel of PictureVision, Inc, a privately-held Internet company from 1997 to 1998, and as Vice President and General Counsel of USAGroup TRG, a privately-held software company from 1991 to 1997. From 1989 to 1991 Mr. Bridge served as an associate in the corporate and securities department of Piper & Marbury. Mr. Bridge’s education includes a Bachelor of Arts Degree from the University of Southern California, and a Juris Doctor degree from Cornell University.
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
      David R. King has served as our Senior Vice President, Product Development since January 2004. Mr. King served as Vice President Product Planning of Geac Computer Corp. Ltd, a publicly-held Canadian software company, from August 2003 to December 2003, as Sr. Vice President of Product Development and Chief Technology Officer of Comshare, Inc., a publicly-held software company, from 1997 to 2003, and as its Director of Applied Technology and Research from 1991 to 1997, and in various management positions including Director, Advanced Product Design and Development of Execucom Systems Corporation, a privately-held provider of decision and executive support systems, from 1983 to 1991. Prior to that, Mr. King was a full-time faculty member responsible for teaching undergraduate and graduate courses in statistics, research methods, mathematical and computer modeling at Old Dominion University, the University of Maryland, and the University of South Carolina, from 1969 to 1982. Mr. King currently serves on the advisory boards for MIS at the University of Georgia and the International Academy of Advanced Decision Support at the Peter Kiewit Institute of Technology. In addition, Mr. King has written over 50 articles and books in the areas of decision support and business intelligence. Mr. King’s education includes a Bachelor of Sociology Degree, a Master of Sociology Degree, and a Ph.D. in Sociology with a minor in Mathematical Statistics from the University of North Carolina.
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
      Wayne J. Usie has served as our Senior Vice President of the Americas since January 2003. Mr. Usie previously served as our Senior Vice President, Product Development from January 2001 to December 2002. Prior to that, Mr. Usie served as Vice President — Information Technology for Family Dollar Stores, Inc., a publicly-held mass merchant discount retailer from 1997 to 2000, as Vice President — Chief Financial Officer and Chief Information Officer of Campo Electronics, Appliances, and Computers, Inc., a publicly-held consumer electronics retailer, from 1996 to 1997, as President and Chief Executive Officer of International Networking & Computer Consultants, Inc., a privately-held software integration consulting firm, from 1992 to 1996, and in various management positions in the regional accounting firm of Broussard, Poche, Lewis & Breaux from 1988 to 1992. Mr. Usie attended Louisiana State University and received a Bachelor of Science Degree in Business Administration – Accounting.
      Information relating to the designation of our Audit Committee Financial Expert, beneficial ownership reporting compliance under Section 16(a) of the Exchange Act, and the adoption of a Code of Ethics, is incorporated by reference to the proxy statement under the captions “Corporate Governance — Committees of our Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Report of the Audit Committee,” and “Corporate Governance — Code of Business Conduct and Ethics.”

Item 11.	Executive Compensation
      The information relating to executive compensation is incorporated by reference to the Proxy Statement under the captions “Compensation of Directors,” “Executive Compensation — Summary Compensation Table,” “Employment and Change of Control Arrangements,” “Option Grants in Last Fiscal Year,” “Aggregate Option Exercises During Fiscal 2004 and 2004 Year End Option Values,” “Ten-Year Option Repricing,” “Compensation Committee Interlocks and Insider Participation,” “Report of The Compensation Committee on Executive Compensation,” and “Stock Performance Graph.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information relating to security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions
      The information relating to certain relationships and related transactions is incorporated by reference to the Proxy Statement under the caption “Certain Transactions.”

Item 14.	Principal Accountant Fees and Services
      The information relating to principal accountant fees and services is incorporated by reference to the Proxy Statement under the captions “Report of the Audit Committee,” “Policy for Approving Audit and Permitted Non-Audit Services of the Independent Auditor,” and “Principal Accounting Firm Fees.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules
      a. The following documents are filed as part of this Report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2004 and 2003
Consolidated Statements of Income — Three Years Ended December 31, 2004
Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Three Years Ended December 31, 2004
Consolidated Statements of Cash Flows — Three Years Ended December 31, 2004
Notes to Consolidated Financial Statements — Three Years Ended December 31, 2004

2. Financial Statement Schedules — None

3. Exhibits — See Exhibit Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
JDA Software Group, Inc.
Scottsdale, Arizona
      We have audited the accompanying consolidated balance sheets of JDA Software Group, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of JDA Software Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Deloitte & Touche LLP
Phoenix, Arizona
March 14, 2005

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$76,994	$77,464
Marketable securities	20,128	37,266

	97,122	114,730
Accounts receivable, net	39,524	40,162
Income tax receivable	—	2,447
Deferred tax asset	3,578	4,863
Prepaid expenses and other current assets	8,242	11,768
Promissory note receivable	2,736	2,911

Total current assets	151,202	176,881
Property and Equipment, net	48,324	21,944
Goodwill	69,901	62,397
Other Intangibles, net:
Customer lists	28,347	30,634
Acquired software technology	20,749	21,306
Trademarks	2,591	3,700

Total other intangibles, net	51,687	55,640
Deferred Tax Asset	11,453	3,763

Total assets	$332,567	$320,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,104	$2,568
Accrued expenses and other liabilities	24,645	23,034
Income tax payable	215	—
Deferred revenue	28,418	25,234

Total current liabilities	56,382	50,836
Commitments and Contingencies (Notes 13 and 14)
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized, 50,000,000 shares; issued 29,596,697 and 29,429,747 shares, respectively	296	294
Additional paid-in capital	248,633	246,716
Retained earnings	32,012	30,003
Accumulated other comprehensive loss	(204)	(2,672)

	280,737	274,341
Less treasury stock, 414,702 shares at cost	(4,552)	(4,552)

Total stockholders’ equity	276,185	269,789

Total liabilities and stockholders’ equity	$332,567	$320,625

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
REVENUES:
Software licenses	$59,211	$59,283	$66,625
Maintenance services	80,240	71,111	57,570

Product revenues	139,451	130,394	124,195
Consulting services	71,251	70,167	87,608
Reimbursed expenses	6,172	6,858	7,652

Service revenues	77,423	77,025	95,260
Total revenues	216,874	207,419	219,455

COST OF REVENUES:
Cost of software licenses	2,191	1,315	2,035
Amortization of acquired software technology	5,158	4,518	4,247
Cost of maintenance services	19,975	17,373	14,292

Cost of product revenues	27,324	23,206	20,574
Cost of consulting services	53,229	58,233	63,837
Reimbursed expenses	6,172	6,858	7,652

Cost of service revenues	59,401	65,091	71,489
Total cost of revenues	86,725	88,297	92,063

GROSS PROFIT	130,149	119,122	127,392
OPERATING EXPENSES:
Product development	52,800	48,529	41,819
Sales and marketing	45,608	41,612	39,941
General and administrative	24,922	23,473	26,978
Amortization of intangibles	3,388	3,067	2,849
Restructuring charges and adjustments to acquisition-related reserves	6,105	—	6,287
Loss on impairment of trademark	1,100	—	—
Relocation costs to consolidate development and support activities	—	1,794	452
Purchased in-process research and development	—	—	800
Gain on sale of office facility	—	(639)	—

Total operating expenses	133,923	117,836	119,126

OPERATING INCOME (LOSS)	(3,774)	1,286	8,266
Net gain on acquisition breakup fee	1,200	—	—
Other income	2,130	1,347	1,700

INCOME (LOSS) BEFORE INCOME TAXES	(444)	2,633	9,966
Income tax (benefit) provision	(2,453)	(17)	1,036

NET INCOME	$2,009	$2,650	$8,930

BASIC EARNINGS PER SHARE	$.07	$.09	$.32

DILUTED EARNINGS PER SHARE	$.07	$.09	$.31

SHARES USED TO COMPUTE:
Basic earnings per share	29,072	28,645	28,047

Diluted earnings per share	29,494	29,104	29,074

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total

	(In thousands, except share amounts)
Balance, January 1, 2002	27,035,935	$270	$214,589	$18,423	$(6,138)	$(2,694)	$224,450
Issuance of common stock:
Stock options exercised	1,324,768	13	12,615				12,628
Employee stock purchase plan	335,985	4	4,146				4,150
Tax benefit — stock compensation			5,770				5,770
Purchase of treasury stock						(1,101)	(1,101)
Comprehensive income:
Net income				8,930			8,930
Unrealized gain on marketable securities available-for-sale, net					26		26
Foreign translation adjustment					1,913		1,913

Comprehensive income							10,869

Balance, December 31, 2002	28,696,688	287	237,120	27,353	(4,199)	(3,795)	256,766
Issuance of common stock:
Stock options exercised	348,056	3	3,728				3,731
Employee stock purchase plan	385,003	4	4,067				4,071
Tax benefit — stock compensation			777				777
Reversal of tax valuation allowance			1,024				1,024
Purchase of treasury stock						(757)	(757)
Comprehensive income:
Net income				2,650			2,650
Unrealized loss on marketable securities available-for-sale, net					(3)		(3)
Foreign translation adjustment					1,530		1,530

Comprehensive income							4,177

Balance, December 31, 2003	29,429,747	294	246,716	30,003	(2,672)	(4,552)	269,789
Issuance of common stock:
Stock options exercised	166,950	2	1,791				1,793
Tax benefit — stock compensation			126				126
Comprehensive income:
Net income				2,009			2,009
Unrealized loss on marketable securities available-for-sale, net					(13)		(13)
Foreign translation adjustment					2,481		2,481

Comprehensive income							4,477

Balance, December 31, 2004	29,596,697	$296	$248,633	$32,012	$(204)	$(4,552)	$276,185

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Operating Activities:
Net income	$2,009	$2,650	$8,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,752	16,285	15,448
Provision for doubtful accounts	—	500	2,900
Tax benefit — stock options and employee stock purchase plan and other	135	777	5,770
Net gain on disposal of property and equipment	(5)	(595)	15
Net gain on acquisition breakup fee	(1,200)	—	—
Loss on impairment of trademark	1,100	—	—
Write-off of purchased in-process research and development	—	—	800
Deferred income taxes	(5,713)	(7,018)	(6,271)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	1,561	6,161	11,334
Income tax receivable	2,716	4,714	(2,537)
Prepaid expenses and other current assets	1,569	956	(2,211)
Accounts payable	595	(481)	171
Accrued expenses and other liabilities	2,072	(3,847)	1,207
Income tax payable	370	—	—
Deferred revenue	1,884	(283)	5,961

Net cash provided by operating activities	24,845	19,819	41,517

Investing Activities:
Purchase of marketable securities	(38,078)	(58,363)	(46,767)
Sales of marketable securities	12,473	100	9,701
Maturities of marketable securities	42,730	51,784	18,443
Acquisition breakup fee	3,750	—	—
Purchase of Timera Texas, Inc.	(13,574)	—	—
Purchase of Vista Software Solutions, Inc.	—	(4,006)	—
Purchase of Engage, Inc.	—	(3,349)	—
Purchase of J • Commerce, Inc.	—	—	(4,170)
Payment of direct costs related to acquisitions	(596)	(708)	(8,583)
Payments received on promissory note receivable	175	106	337
Purchase of corporate office facility	(23,767)	—	—
Purchase of property and equipment	(12,067)	(10,395)	(8,262)
Proceeds from disposal of property and equipment	491	2,022	448

Net cash used in investing activities	(28,463)	(22,809)	(38,853)

Financing Activities:
Issuance of common stock — stock option plans	1,793	3,731	12,628
Issuance of common stock — employee stock purchase plan	—	4,071	4,150
Purchase of treasury stock	—	(757)	(1,101)
Payments on capital lease obligations	(70)	(255)	(320)

Net cash provided by financing activities	1,723	6,790	15,357

Effect of exchange rates on cash and cash equivalents	1,425	2,599	1,179

Net increase (decrease) in cash and cash equivalents	(470)	6,399	19,200
Cash and Cash Equivalents, Beginning of Year	77,464	71,065	51,865

Cash and Cash Equivalents, End of Year	$76,994	$77,464	$71,065

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$3,757	$4,419	$5,456

Cash paid for interest	$317	$34	$54

Cash received for income tax refunds	$3,296	$—	$—

Supplemental Disclosures of Non-cash Investing Activities:
Reduction of goodwill recorded in acquisitions of E3 Corporation and Engage, Inc.	$884

Acquisition of Timera Texas, Inc.:
Fair value of current assets acquired	$(1,205)
Fair value of fixed assets acquired	(250)
Goodwill	(8,388)
Software technology	(4,600)
Customer lists	(1,100)
Fair value of deferred revenue acquired	1,487

Total acquisition cost of Timera Texas, Inc.	(14,056)
Reserves for direct costs related to the transaction	482

Total cash expended to acquire Timera Texas, Inc.	$(13,574)

Acquisition of Vista Software Solutions, Inc.:
Fair value of current assets acquired		$(662)
Software technology		(1,100)
Customer lists		(1,110)
Other intangible assets		(80)
Goodwill		(2,290)
Fair value of deferred revenue acquired		681

Total acquisition cost of Vista Software Solutions, Inc.		(4,561)
Reserves for direct costs related to the transaction		555

Total cash expended to acquire Vista Software Solutions, Inc.		$(4,006)

Acquisition of Engage, Inc.:
Fair value of fixed assets acquired		$(350)
Software technology		(2,200)
Customer lists		(2,100)
Goodwill		(306)
Fair value of deferred revenue acquired		1,488

Total acquisition cost of Engage, Inc.		(3,468)
Reserves for direct costs related to the transaction		119

Total cash expended to acquire Engage, Inc.		$(3,349)

Acquisition of J•Commerce, Inc.:
Software technology			$(2,060)
In-process research and development			(800)
Goodwill			(1,325)

Total acquisition cost of J•Commerce, Inc.			(4,185)
Reserves for direct costs related to the transaction			15

Total cash expended to acquire J•Commerce, Inc.			$(4,170)

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2004
(In thousands, except percentages, shares, per share amounts or as otherwise stated)

1.	Summary of Significant Accounting Policies
      Nature of Business. We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, e-commerce, inventory optimization, collaborative planning and forecasting and store operations requirements of the retail industry and its suppliers. Our solutions enable customers to manage and optimize their inventory flows throughout the demand chain to the consumer, and provide optimized labor scheduling for retail store operations. Our customers include over 4,700 of the world’s leading retail, consumer package goods (“CPG”) manufacturers and wholesalers. We have organized our business segments around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry. We employ nearly 1,200 associates and conduct business from 25 offices in three geographic regions: the Americas (includes the United States, Canada, and Latin America), Europe (includes the Middle East and South Africa), and Asia/ Pacific. Our corporate offices are located in Scottsdale, Arizona.
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
      Certain reclassifications have been made to prior year cash flow statements and certain footnote disclosures to conform to the current presentation.
      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, which is based upon an evaluation of our customers’ ability to pay and general economic conditions; the useful lives of property and equipment, the useful lives of intangible assets, which are based upon valuation reports prepared by independent third party valuation specialists; the recoverability or impairment of intangible asset values, which are based upon valuation reports prepared by independent third party valuation specialists; deferred revenue; reserves for the direct costs of acquisitions, and our effective income tax rate and deferred tax assets which are based upon our expectations of future taxable income, allowable deductions, and projected tax credits. Actual results could differ from these estimates.
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
      Cash and Cash Equivalents and Marketable Securities. Cash and cash equivalents consist of cash held in bank demand deposits, money market securities, and highly liquid investments with remaining maturities of three months or less at the date of purchase. Marketable securities include U.S. Government securities, commercial paper and corporate bonds. Management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All marketable securities are recorded at market value and have been classified as available-for-sale at December 31, 2004 and 2003. Unrealized holding gains and losses, net of the related income tax effect, are

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are determined using the specific identification method.
      Accounts Receivable. We typically provide installment payment terms on most software license sales. Software licenses are generally due in installments within twelve months from the date of delivery. Customers are reviewed for creditworthiness before we enter into a new arrangement that provides for software and/or a service element. We do not sell or ship our software, nor recognize any license revenue unless we believe that collection is probable in accordance with the requirements of paragraph 8 in Statement of Position 97-2, Software Revenue Recognition, as amended. For those customers who are not credit worthy, we require prepayment of the software license fee or a letter of credit before we will ship our software. We have a history of collecting software payments when they come due without providing refunds or concessions. Consulting services are generally billed bi-weekly and maintenance services are billed annually or monthly. If a customer becomes significantly delinquent or their credit deteriorates, we put the account on hold and do not recognize any further services revenue (and in most cases we withdraw support and/or our implementation staff) until the situation has been resolved.
      We do not have significant billing or collection problems. We review each past due account and provide specific reserves based upon the information we gather from various sources including our customers, subsequent cash receipts, consulting services project teams, members of each region’s management, and credit rating services such as Dun and Bradstreet. Although infrequent and unpredictable, from time to time certain of our customers have filed bankruptcy, and we have been required to refund the pre-petition amounts collected and settle for less than the face value of its remaining receivable pursuant to a bankruptcy court order. In these situations, as soon as it becomes probable that the net realizable value of the receivable is impaired, we provide reserves on the receivable. In addition, we monitor economic conditions in the various geographic regions in which we operate to determine if general reserves or adjustments to our credit policy in a region are appropriate for deteriorating conditions that may impact the net realizable value of our receivables.
      Property and Equipment and Long-Lived Assets. Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the following estimated useful lives: computers, internal use software, furniture and fixtures — two to seven years; buildings — twenty-five to forty years; automobiles — three years; leasehold improvements — the shorter of the initial lease term or the estimated useful life of the asset.
      Business Combinations. We have applied Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”) to all of our business combinations during the three years ended December 31, 2004. SFAS No. 141 requires that the purchase method of accounting be followed on all business combinations and prohibits the use of the pooling-of-interest method. In addition, SFAS No. 141 provides guidance on the initial recognition and measurement of goodwill arising from business combinations and identifies the types of acquired intangible assets that are to be recognized and reported separate from goodwill. The total purchase price of each acquired company has been allocated to the acquired assets and liabilities based on their fair values (see Note 2).
      Goodwill. Goodwill represents the excess of the purchase price over the net assets acquired in our business combinations. We follow the guidance in Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 addresses how intangible assets should be accounted for after they have been initially recognized in the financial statements. Pursuant to SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not subject to amortization, but are required to be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired (see Note 7).
      Intangible Assets. Intangible assets consist of software technology, customer lists and trademarks acquired in our various business combinations.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Acquired software technology is capitalized if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. Amortization of software technology is reported as a cost of product revenues in accordance with Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”). Software technology is amortized on a product-by-product basis with the amortization recorded for each product being the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The estimated economic lives of our software technology products range from 5 years to 15 years.
      Customer lists are amortized on a straight-line basis over estimated useful lives ranging from 5 years to 13 years. All of our customer list intangible assets have been acquired in business combinations over the last six years. Our valuation process during the acquisitions, and the third party appraisals we obtained to support our allocation of the purchase price to these assets, were based upon the projected economic life of the customer base, using historical turnover rates and discussions with the management of the acquired companies. The historical life experiences of the acquired companies that were utilized in the valuations support the economic lives used, as does the Company’s historical experience with similar customer accounts for products that have been developed internally. The Company reviews the customer attrition rates for each significant acquired customer group on a quarterly basis to ensure the rate of attrition is not increasing and that revisions to our estimates of life expectancy are not required.
      Substantially all of our trademarks were acquired in connection with the acquisition of E3 Corporation (“E3”) in September 2001. We have assigned indefinite useful lives to our trademarks, and ceased amortization, as we believe there are no legal, regulatory, contractual, competitive, economic, or other factors that would limit their useful lives. In addition, we intend to indefinitely develop next generation products under our trademarks and expect them to contribute to our cash flows indefinitely. Pursuant to SFAS No. 142, we test trademarks for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. A $1.1 million impairment loss was recorded in fourth quarter 2004 on trademarks that were acquired from E3 (see Note 7).
      Revenue Recognition. We license software primarily under non-cancelable agreements and provide related services, including consulting, training and customer support. We recognize revenue in accordance with Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition, as amended and interpreted by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and Staff Accounting Bulletin No. 104, Revenue Recognition, that provides further interpretive guidance for public companies on the recognition, presentation and disclosure of revenue in financial statements.
      Software license revenue is generally recognized using the residual method when:

•	Persuasive evidence of an arrangement exists and a license agreement has been signed;

•	Delivery, which is typically FOB shipping point, is complete;

•	Fees are fixed and determinable and there are no uncertainties surrounding product acceptance;

•	Collection is considered probable; and

•	Vendor-specific evidence of fair value (“VSOE”) exists for all undelivered elements.
      Our customer arrangements typically contain multiple elements that include software, options for future purchases of software products not previously licensed to the customer, maintenance, consulting and training services. The fees from these arrangements are allocated to the various elements based on VSOE. Under the residual method, if an arrangement contains an undelivered element, the VSOE of the undelivered element is deferred and the revenue recognized once the element is delivered. If we are unable to determine VSOE for

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
any undelivered element included in an arrangement, we will defer revenue recognition until all elements have been delivered. In addition, if a software license contains milestones, customer acceptance criteria or a cancellation right, the software revenue is recognized upon the achievement of the milestone or upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right.
      Maintenance services are separately priced and stated in our arrangements. Maintenance services typically include on-line support, access to our Solution Centers via telephone and web interfaces, comprehensive error diagnosis and correction, and the right to receive unspecified upgrades and enhancements, when and if we make them generally available. Maintenance services are generally billed on a monthly basis and recorded as revenue in the applicable month, or billed on an annual basis with the revenue initially deferred and recognized ratably over the maintenance period. VSOE for maintenance services is the price customers will be required to pay when it is sold separately, typically the renewal rate.
      Consulting and training services are separately priced and stated in our arrangements, are generally available from a number of suppliers, and are not essential to the functionality of our software products. Consulting services include project management, system planning, design and implementation, customer configurations, and training. These services are generally billed bi-weekly on an hourly basis or pursuant to the terms of a fixed price contract. Consulting services revenue billed on an hourly basis is recognized as the work is performed. Under fixed price contracts, including milestone-based arrangements, consulting services revenue is recognized using the percentage of completion method of accounting described in Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, by relating hours incurred to date to total estimated hours at completion. Training revenues are included in consulting revenues in the Company’s consolidated statements of income and are recognized once the training services are provided. VSOE for consulting and training services is based upon the hourly or per class rates charged when those services are sold separately. Revenues from our hardware reseller business are also included in consulting revenues, reported net (i.e., the amount billed to a customer less the amount paid to the supplier) pursuant to EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and recognized upon shipment of the hardware.
      Customers are reviewed for creditworthiness before we enter into a new arrangement that provides for software and/or a service element. We do not sell or ship our software, nor recognize any license revenue unless we believe that collection is probable. Payments for our software licenses are typically due in installments within twelve months from the date of delivery. Although infrequent, where software license agreements call for payment terms of twelve months or more from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied.
      Software License Indemnification. Our standard software license agreements contain an infringement indemnity clause under which we agree to indemnify and hold harmless our customers and business partners against liability and damages arising from claims of various copyright or other intellectual property infringement by our products. These terms constitute a form of guarantee that is subject to the disclosure requirements, but not the initial recognition or measurement provisions of Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others.” We have never lost an infringement claim and our costs to defend such lawsuits have been insignificant. Although it is possible that in the future third parties may claim that our current or potential future software solutions or we infringe on their intellectual property, we do not currently expect a significant impact on our business, operating results, or financial condition.
      Reimbursed Expenses. We adopted Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-14 (“EITF No. 01-14”), Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred effective January 1, 2002. EITF No. 01-14 requires the

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reclassification of reimbursed expenses in both service revenues and cost of service revenues in our consolidated statements of income.
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
      Restructuring Charges. We recorded restructuring charges during 2002 using the authoritative guidance in Emerging Issues Task Force Issue No. 94-3 (“EITF No. 94-3”), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 nullifies EITF No. 94-3 and has been applied to all exit or disposal activities initiated by the Company since December 31, 2002, including the restructuring charges recorded during the first and fourth quarters of 2004 (see Note 9). Under SFAS No. 146, the liability for costs associated with exit or disposal activities is recognized and measured initially at fair value only when the liability is incurred, rather than at the date the Company committed to the exit plan. Restructuring charges are not directly identified with a particular business segment and as a result, management does not consider these charges in the evaluation of the operating income (loss) from the business segments.
      In-Process Research and Development. In business combinations accounted for using the purchase method of accounting, the amount of purchase price allocated to in-process research and development (“IPR&D”) is expensed at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of SFAS No. 2 (See Note 2). IPR&D consists of products or technologies in the development stage for which technological feasibility has not been established and which we believe have no alternative use. Amounts allocated to IPR&D are reported as a separate component of operating expenses under the caption “Purchased in-process research and development.”
      Derivative Instruments and Hedging Activities. We use derivative financial instruments, primarily forward exchange contracts to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign denominated assets and liabilities.
      At December 31, 2004, we had forward exchange contracts with a notional value of $5.8 million and an associated net forward contract liability of $219,000. At December 31, 2003, we had forward exchange contracts with a notional value of $10.3 million and an associated net forward contract liability of $147,000. The net forward contract liabilities are included in accrued expenses and other liabilities. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded foreign currency exchange gains in 2004, 2003 and 2002 of $190,000, $350,000 and $407,000, respectively.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock-Based Compensation. We do not record compensation expense for options granted to our employees as all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, we have not recorded compensation expense for shares issued under our employee stock purchase plan. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and account for stock-based compensation using the intrinsic-value method, and provide pro forma disclosure on an annual basis of net income (loss) and net income (loss) per common share for employee stock option grants made, and shares issued under our employee stock purchase plan, as if the fair-value method defined in SFAS No. 123 had been applied. We terminated our 1999 Employee Stock Purchase Plan (“1999 Purchase Plan”) in August 2003 (See Note 15).
      Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148), which became effective in 2003, amended SFAS No. 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation if a company elects to account for its equity awards under this method. SFAS No. 148 also amended the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in both annual and interim financial statements.
      The following table presents pro forma disclosures required by SFAS No. 123 and SFAS No. 148 of net income (loss) and basic and diluted earnings (loss) per share as if stock-based compensation expense had been recognized during the three-year period ended December 31, 2004. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting. Stock-based compensation expense for 2003 and 2002 has been adjusted to reflect the revised tax benefit available for incentive stock options generated at the time of exercise. The weighted average Black-Scholes value per option granted in 2004, 2003 and 2002 was $6.39, $8.83 and $9.10, respectively.

	2004	2003	2002

Net income as reported	$2,009	$2,650	$8,930
Less: stock-based compensation expense, net of related tax effects	(4,722)	(7,305)	(9,272)

Pro forma net loss	$(2,713)	$(4,655)	$(342)
Basic earnings per share — as reported	$.07	$.09	$.32
Diluted earnings per share — as reported	$.07	$.09	$.31
Basic loss per share — pro forma	$(.09)	$(.16)	$(.01)
Diluted loss per share — pro forma	$(.09)	$(.16)	$(.01)

Assumptions:
Expected dividend yield	0%	0%	0%
Expected stock price volatility	78% to 85%	90%	93%
Risk-free interest rate	2.25%	2.25%	2.25%
Expected life of option	1.29 to 3.49 years	2.63 to 3.17 years	2.96 years
      On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), Share Based Payment (“SFAS No. 123(R)”) which is a revision of SFAS No. 123, supersedes APB No. 25 and SFAS No. 148, and amends Statement of Financial Accounting Standard No. 95, Statement of Cash Flows (“SFAS No. 95”). Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123; however, SFAS No. 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based on

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than July 1, 2005.
      SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro-forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      We plan to adopt SFAS No. 123(R) on July 1, 2005 using the modified prospective method.
      As permitted by SFAS No. 123, the company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method could potentially have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings per share above. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net cash flows from operating activities in periods after adoption. While we cannot estimate what those amounts will be in the future (because this would depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $126,000, $777,000 and $5.8 million in 2004, 2003 and 2002, respectively.
      On February 15, 2005, the Compensation Committee of our Board of Directors (the “Committee”) approved the immediate vesting of all unvested stock options previously awarded to employees, officers and directors. The accelerated options were issued under our 1995 Stock Option Plan, 1996 Stock Option Plan, 1996 Outside Director Stock Option Plan and 1998 Non-statutory Stock Option Plan. The Committee made the decision to immediately vest these options based in part on the issuance of SFAS No. 123(R). The Committee also considered the reduced level of cash bonuses paid to employees and officers in 2004, the fact that there are no equity awards planned in 2005, other than for certain new hires, and recognized that the exercise of any accelerated options would bring cash into the Company. Absent the acceleration of these options, upon adoption of SFAS No. 123(R) on July 1, 2005, we would have been required to recognize approximately $3.7 million in pre-tax compensation expense from these options over their remaining vesting terms. By vesting all previously unvested options, the stock-based compensation expense under SFAS No. 123 will only be reflected in our footnote disclosures. Further, we believe the future stock-based compensation expense to be recorded under SFAS No. 123(R) related to these options is significantly reduced and would be immaterial to our financial results. However, there can be no assurance that these actions will avoid the recognition of future compensation expense in connection with these options.
      Employees, officers and directors will benefit from the accelerated vesting of their stock options in the event they terminate their employment with or service to the Company prior to the completion of the original vesting terms as they would have the ability to exercise certain options that would have otherwise been forfeited. No stock-based compensation expense will be recorded with respect to these options unless an employee, officer or director actually benefits from this modification. For those employees, officers and directors who do benefit from the accelerated vesting, we are required to record additional stock-based

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
compensation expense equal to the intrinsic value of the option on the date of modification (i.e., February 15, 2005). The closing market price per share of our common stock on February 15, 2005 was $11.85 and the exercise prices of the approximately 1.4 million in unvested options on that date ranged from $8.50 to $28.20. Based on our historical employee turnover rates during the past three years, we currently estimate the potential additional stock-based compensation expense we may be required to record with respect to these options is approximately $45,000.
      Income taxes. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We follow specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required (see Note 17).
      Earnings per Share. Basic earnings per share (“EPS”) excludes the dilutive effect of common stock equivalents and is computed by dividing net income or loss by the weighted-average number of shares outstanding during the period. Diluted EPS includes the effect of common stock equivalents, which consist of stock options, and is computed using the weighted-average number of common and common equivalent shares outstanding during the period. The weighted average shares for 2004, 2003, and 2002 are reflected net of treasury shares (See Notes 15 and 18).
      Other New Accounting Pronouncements. In March 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. We do not believe the adoption of EITF 03-1 will have a material impact on our financial condition or results of operations.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS No. 153”). SFAS No. 153 requires that exchanges of nonmonetary assets are to be measured based on fair value and eliminates the exception for exchanges of nonmonetary, similar productive assets, and adds an exemption for nonmonetary exchanges that do not have commercial substance. We do not participate in the exchange of nonmonetary assets.

2.	Acquisitions
      Timera Texas, Inc. On January 29, 2004, we acquired the intellectual property and certain other assets of Timera Texas, Inc. (“Timera”) for a total cost of $14.1 million, which includes the purchase price of $13.1 million plus $1.0 million in direct costs of the acquisition. Timera is a provider of integrated workforce management solutions for the retail industry. The Timera Enterprise Workforce Management product suite expands our JDA Portfolio and complements our existing In-Store Systems with web-based functionality for labor scheduling and budgeting, time and attendance, demand forecasting, labor tracking, and other key processes for proactive store level labor management. The acquisition was accounted for as a purchase, and accordingly, the operating results of Timera have been included in our consolidated financial statements from the date of acquisition. In connection with the Timera acquisition, we extended employment offers to 51 former Timera employees, approximately two-thirds of which are in product development, and recorded $8.4 million of goodwill in our In-Store Systems reporting unit (see Note 7), $4.6 million in software technology, and $1.1 million for customer lists. Pro forma operating results have not been presented as the acquisition is not material to our consolidated financial statements. The weighted average amortization period

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for all intangible assets acquired in this transaction that are subject to amortization is 10.39 years. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

		Weighted Average
	Useful Life	Amortization Period

Fair value of current assets acquired			$1,205
Fair value of fixed assets acquired			250
Goodwill			8,388
Software technology	10 years	10 years	4,600
Customer lists	12 years	12 years	1,100
Fair value of deferred revenue acquired			(1,487)

Total acquisition cost of Timera Texas, Inc.			14,056
Reserves for direct costs related to the acquisition			(482)

Total cash expended to acquire Timera Texas, Inc.			$13,574

      Engage, Inc. In August 2003, we acquired substantially all the remaining assets of Engage, Inc. (“Engage”) for a total cost of $3.5 million, which includes the cash purchase price of $3.0 million plus $468,000 in direct costs of the acquisition. Engage is a provider of enterprise advertising, marketing and promotion software solutions that improve a retailer’s promotion planning process and their delivery of marketing and advertising content. We are merging the advanced digital asset, content management and ad layout capabilities of the Engage products with our existing Portfolio Revenue Management application to further expand our JDA Portfolio with functionality that streamlines the communication and collaboration among a retailer’s merchandising, promotions, production and store operation teams. The acquisition was accounted for as a purchase, and accordingly, the operating results of Engage have been included in our consolidated financial statements from the date of acquisition. Pro forma operating results have not been presented as the acquisition is not material to our consolidated financial statements. In connection with the Engage acquisition, we recorded $306,000 of goodwill in our Retail Enterprise Systems reporting unit. The weighted average amortization period for all intangible assets acquired in this transaction that are subject to amortization is 7.37 years. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

		Weighted Average
	Useful Life	Amortization Period

Fair value of fixed assets acquired			$350
Software technology	8 years	8 years	2,200
Customer lists	5 to 8 years	6.7 years	2,100
Goodwill			306
Fair value of deferred revenue acquired			(1,488)

Total acquisition cost of Engage, Inc.			3,468
Reserves for direct costs related to the acquisition			(119)

Total cash expended to acquire Engage, Inc.			$3,349

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

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Vista’s solutions also enable consumer goods manufacturers to manage trade promotions, minimize trade deductions costs and more accurately forecast product demand. With this acquisition, we expanded the JDA Portfolio with complementary software products that leverage the Microsoft .Net Platform and address the critical need for server-to-server data synchronization in Internet-based collaborative commerce. The acquisition was accounted for as a purchase, and accordingly, the operating results of Vista have been included in our consolidated financial statements from the date of acquisition. Pro forma operating results have not been presented as the acquisition is not material to our consolidated financial statements. In connection with the Vista acquisition, we recorded $229,000 of goodwill in our Retail Enterprise Systems reporting unit and $2.1 million of goodwill in our Collaborative Solutions reporting unit. The weighted average amortization period for all intangible assets acquired in this transaction that are subject to amortization is 7.87 years. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

		Weighted Average
	Useful Life	Amortization Period

Fair value of current assets acquired			$662
Software technology	6 years	6 years	1,100
Customer lists	10 years	10 years	1,110
Other intangible assets	3 to 5 years	4 years	80
Goodwill			2,290
Fair value of deferred revenue acquired			(681)

Total acquisition cost of Vista Software Solutions, Inc.			4,561
Reserves for direct costs related to the acquisition			(555)

Total cash expended to acquire Vista Software Solutions, Inc.			$4,006

      J•Commerce Inc. In April 2002, we acquired certain intellectual property of J•Commerce Inc. (“J•Commerce”), a privately held Canadian corporation, for a total cost of $4.2 million, which includes the purchase price of $4.0 million plus $185,000 in direct costs of the acquisition. J•Commerce developed point-of-sale software solutions based on Javatm technology. We have subsequently developed a Portfolio Point of Sales application that combines the J•Commerce point-of-sale software technology with our Internet-based Store Portal application to provide a complementary product strategy with Win/ DSS for larger retail customers that have annual sales in excess of $5 billion and/or a large number of stores and/or registers per store. The acquisition was accounted for as a purchase and accordingly, the operating results of J•Commerce have been included in our consolidated financial statements from the date of acquisition. Pro forma operating results have not been presented as the acquisition is not material to our consolidated financial statements. In connection with the J•Commerce acquisition, we expensed $800,000 of purchased in-process research and development at the date of acquisition, and recorded $1.3 million of goodwill in our In-Store Systems reporting unit. The weighted average amortization period for all intangible assets acquired in this

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
transaction that are subject to amortization is 14.71 years. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

		Weighted Average
	Useful Life	Amortization Period

Software technology	5 to 15 years	14.7 years	$2,060
In-process research and development			800
Goodwill			1,325

Total acquisition cost of J•Commerce, Inc.			4,185
Reserves for direct costs related to the acquisition			(15)

Total cash expended to acquire J•Commerce, Inc.			$4,170

      Termination of Our Agreement to Acquire QRS Corporation. On September 2, 2004, QRS Corporation (“QRS”) exercised its right to terminate our Agreement and Plan of Merger dated June 17, 2004 (“Merger Agreement”) in order to accept a superior proposal from an unrelated third party. Pursuant to the terms of the Merger Agreement, we received a $3.8 million termination fee from QRS on September 3, 2004. The termination fee is reported net of $2.6 million of direct costs incurred by the Company related to the terminated acquisition and has been included in the Consolidated Statements of Income for 2004 under the caption “Net gain on acquisition breakup fee.”

3.	Marketable Securities
      We invest our excess cash in short-term, interest-bearing instruments that have a low risk of capital loss, such as U.S. government securities, commercial paper and corporate bonds, and money market securities. Commercial paper must be rated “1” by 2 of the 5 nationally recognized statistical rating organizations. Corporate bonds must be rated Aa2 or AA or better by Moody’s and S&P, respectively. All marketable securities held at December 31, 2004 have contractual maturities of one year or less. Expected maturities could differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost, gross unrealized gains and losses and fair value of marketable securities at December 31, 2004 and 2003 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

2004
U.S. Government agencies	$15,093	$42	$10	$15,125
Corporate	5,010	—	7	5,003

Marketable securities	$20,103	$42	$17	$20,128

2003
U.S. Government agencies	$30,676	$48	$—	$30,724
Corporate	6,544	1	3	6,542

Marketable securities	$37,220	$49	$3	$37,266

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Accounts Receivable, Net
      At December 31, 2004 and 2003 accounts receivable consist of the following:

	2004	2003

Trade receivables	$41,924	$43,154
Less allowance for doubtful accounts	(2,400)	(2,992)

Total	$39,524	$40,162

      A summary of changes in the allowance for doubtful accounts for the three-year period ended December 31, 2004 is as follows:

	2004	2003	2002

Balance at beginning of period	$2,992	$6,000	$4,971
Provision for doubtful accounts	—	500	2,900
Deductions, net	(592)	(3,508)	(1,871)

Balance at end of period	$2,400	$2,992	$6,000

      The provision for doubtful accounts recorded in 2002 includes amounts related to large bankruptcy filings. Delays typically occur between the periods in which we record a provision for doubtful accounts related to a large bankruptcy filing, and the period in which the actual uncollectible receivable balances are written-off.

5.	Promissory Note Receivable
      In May 2001, we entered into a secured promissory note agreement under which we agreed to loan Silvon Software, Inc. (“Silvon”) $3.5 million. We license certain applications from Silvon for use in the IDEAS product. The loan was collateralized by a first priority security interest in all of Silvon’s intellectual property, accounts receivable and all other assets. The promissory note provided for interest at prime + 1.5, payable monthly, and for periodic payments towards the principal balance through the retention of a portion of the royalties we owe Silvon from sales of the IDEAS product, with any remaining accrued and unpaid interest and principal due and payable on May 8, 2004.
      On May 7, 2004, Silvon notified the Company that it would not make the final May 8, 2004 payment due under the note and advised that an arbitration claim had been filed against the Company. We subsequently filed a counterclaim for the remaining balance on the note plus interest and attorney fees. On November 30, 2004, the Company entered into a Settlement Agreement and Release with Silvon that includes the following: (i) an Amended and Restated Secured Promissory Note that provides for repayment of the outstanding principal and interest due on the note (at the default rate of 18%) on or before March 30, 2005, (ii) an Amended Distribution License Agreement that provides for the retention and application of 100% of the royalty and maintenance fees due Silvon against the outstanding principal and interest due on the note until the note is fully repaid, (iii) the automatic release of the source code from escrow if Silvon has not paid the full amount of the outstanding principal and interest due on the note by March 30, 2005, or if Silvon files for bankruptcy or similar protection before the outstanding principal has been paid, and (iv) Silvon’s waiver of any and all rights including limitation defenses to our remedies as a secured creditor, and their dismissal with prejudice of all claims made against the Company in their arbitration claim. No adjustments have been made

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to the carrying amount of the note as we believe the value of the underlying collateral is sufficient to recover the remaining balance on the note if we are required to exercise our legal remedies.

6.	Property and Equipment, Net
      At December 31, 2004 and 2003 property and equipment consist of the following:

	2004	2003

Computers, internal use software, furniture & fixtures	$68,215	$59,136
Land and buildings	27,556	2,294
Automobiles	139	131
Leasehold improvements	5,514	5,979

	101,424	67,540
Less accumulated depreciation and amortization	(53,100)	(45,596)

	$48,324	$21,944

      In February 2004, we purchased our corporate office facility for $23.8 million in cash. The purchase included the corporate office building, a new two-story parking garage, and approximately 8.8 acres of land upon which these structures are located. In April 2003, we sold a freestanding 5,000 square foot office facility in the United Kingdom for approximately $1.6 million and recognized a gain of $639,000.
      Depreciation expense for 2004, 2003 and 2002 was $9.2 million, $8.7 million, and $8.3 million, respectively.

7.	Goodwill and Other Intangibles, Net
      At December 31, 2004 and 2003, goodwill and other intangible assets consist of the following:

	December 31, 2004		December 31, 2003

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Goodwill	$69,901	$—	$62,397	$—

Other intangibles:
Amortized intangible assets
Customer Lists	40,698	(12,351)	39,598	(8,964)
Acquired software technology	39,661	(18,912)	35,060	(13,754)
Unamortized intangible assets
Trademarks	2,591	—	3,700	—

	82,950	(31,263)	78,358	(22,718)

	$152,851	$(31,263)	$140,755	$(22,718)

      During 2004, we recorded $8.4 million of goodwill in connection with our acquisition of Timera (see Note 2). The goodwill recorded in the initial purchase accounting entry was reduced by $369,000 in second quarter 2004 based on our revised estimate of fair value for the deferred revenue acquired in the transaction, and increased by $425,000 in third quarter 2004 to record additional reserves to exit the leased property assumed in the acquisition. In addition, we reduced goodwill in the second and fourth quarters of 2004 by $692,000 and $118,000, respectively for the settlement of certain tax positions taken by the Company in connection with our acquisition of E3. We also reduced goodwill by $74,000 in third quarter 2004 based on our revised estimates of the direct costs related to the acquisition of Engage.
      During 2003, we recorded $2.3 million of goodwill in connection with our acquisition of Vista and $306,000 of goodwill in connection with the acquisition of Engage (see Note 2).

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2002, we recorded $1.3 million of goodwill in connection with our acquisition of J•Commerce (see Note 2). We also recorded an additional $3.3 million in goodwill during 2002 as a result of certain adjustments made to the estimated fair values of assets and liabilities assumed in the acquisition of E3 and a reduction in the amount of deferred tax asset recorded on this transaction to reflect our revised estimate of the anticipated future tax benefits from acquisition costs incurred and research and development credits.
      We performed our annual tests for goodwill and trademark impairment during the fourth quarters of 2004, 2003 and 2002. We found no indication of goodwill impairment in our reporting units during these years and no indication of trademark impairment in 2003 or 2002. A $1.1 million impairment loss was recorded in fourth quarter 2004 on trademarks acquired from E3. Trademarks are tested annually for impairment using the “Relief from Royalty Method of the Income Approach.” The premise of this valuation method is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the asset and assumes that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The impairment loss resulted primarily from the lower software revenue forecast used by the Company in the 2004 valuation compared to 2003, and a more conservative annual growth rate, rather than a change in legal, regulatory, contractual, competitive, economic, or other factors that would limit the useful lives of the E3 trademarks. The impairment loss has been reported as a separate component of operating expenses under the caption “Loss on impairment of trademark,” and allocated to the Retail Enterprise Systems ($850,000) and Collaborative Solutions ($250,000) reporting units based on the initial allocation percentage used for these trademarks at the date of acquisition. Absent future indications of impairment, the next annual impairment tests will be performed in fourth quarter 2005. As of December 31, 2004, goodwill has been allocated to our reporting units as follows: $42.0 million to Retail Enterprise Systems,$9.7 million to In-Store Systems, and $18.2 million to Collaborative Solutions.
      We reviewed the customer attrition rates for each significant acquired customer group in fourth quarter 2004 to ensure that the rate of attrition is not increasing and our estimates of life expectancy for our customer lists are appropriate. There were no adjustments required.
      Amortization expense for 2004, 2003 and 2002 was $8.5 million, $7.6 million and $7.1 million, respectively, and is shown as separate line items in the consolidated statements of income within cost of revenues and operating expenses. We expect amortization expense for the next five years to be as follows:

2005	$8,340
2006	$8,153
2007	$7,031
2008	$5,854
2009	$4,210

8.	Accrued Expenses and Other Liabilities
      At December 31, 2004 and 2003, accrued expenses and other liabilities consist of the following:

	2004	2003

Accrued compensation and benefits	$14,667	$13,138
Restructuring reserves	2,109	718
Acquisition related reserves	760	1,133
Other accrued expenses	7,109	8,045

Total	$24,645	$23,034

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Restructuring Charges

2004 Restructuring Charges
      We recorded a $2.7 million restructuring charge in first quarter 2004 for $1.8 million in one-time termination benefits related to a workforce reduction of 47 full-time employees (“FTE”), primarily in sales (15 FTE) and consulting services (18 FTE) functions in the Americas, Europe and Asia/ Pacific, and $900,000 for closure costs of certain offices in the Americas and Europe that were either under-performing or under-utilized and used primarily by consulting services personnel. All workforce reductions and office closures associated with this charge were made on or before March 31, 2004. Subsequent to the initial restructuring charge, we increased our estimate of employee severance and termination benefits by $50,000, primarily as a result of a contested termination in the Americas, and reduced our estimate of office closure reserve requirements by $58,000 primarily as a result of a favorable settlement of outstanding lease obligations on a vacated facility in Germany.
      We recorded a $3.1 million restructuring charge in fourth quarter 2004 in connection with our announcement of our strategic operational plan for 2005 that includes a consolidation of product lines, a net workforce reduction of approximately 12% or 157 FTE worldwide, and a reduction of certain office space. The charge includes $2.8 million in one-time termination benefits related to the net workforce reduction that includes certain employees involve in the product development (82 FTE), consulting services and training (55 FTE), sales and marketing (18 FTE), and administrative (16 FTE) functions in the Americas, Europe and Asia Pacific, offset by a net gain of 14 FTE in the customer support function resulting from the transfer of 20 developers and functional experts into the new Customer Directed Development (“CDD”) organization structure within our Customer Support Solutions group. The CDD group is responsible for improving the speed and efficiency of the Company’s issue resolution, support and enhancements for maintenance customers. Through December 31, 2004, 110 FTE have been terminated or open positions eliminated under this plan. The remaining employees affected by this workforce reduction have been notified and are on various forms of stay put agreements that expire gradually over the first and second quarters of 2005. The fourth quarter 2004 charge also includes $340,000 for reduction of office space related primarily to the negotiated buyout or net rentals remaining under existing operating leases on certain facilities in Northern Europe that were vacated by December 31, 2004. JDA anticipates that it will take an additional restructuring charge of approximately $1.8 million to $2.0 million in the first half of 2005 to complete the plan.
      Management believes the changes contemplated in the strategic operational plan will allow the Company to generate higher profits at the current revenue levels. Specifically, management believes the restructuring plan will enable JDA to (i) streamline operations and reduce duplicate investments in product development by consolidating significant portions of the existing product suite on the .Net platform used in the Portfolio Enabled products, (ii) maximize the return from the Company’s ongoing investments in advanced technology for the delivery of highly specialized services via the Internet and internal administrative systems, and (iii) better align the Company’s operating strategies to identified growth areas in the market.
      A summary of the 2004 restructuring and office closure charges included in accrued expenses and other liabilities is as follows:

			Loss on		Impact of	Balance at
	Initial	Cash	Disposal	Adjustments	Changes in	Dec. 31,
Description of the charge	Reserve	Charges	of Assets	to Reserve	Exchange Rates	2004

Severance, benefits, and legal costs	$4,599	$(3,259)	$—	$50	$42	$1,432
Office closure costs	1,240	(655)	(95)	(58)	36	468

Total	$5,839	$(3,914)	$(95)	$(8)	$78	$1,900

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The remaining balance for severance, benefits and legal costs relates to terminated employees that we expect to be paid out by March 31, 2005. The remaining balance for office closure costs is being paid out as the leases and related subleases run through their remaining terms.

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
      A summary of the 2002 restructuring and office closure charges included in accrued expenses and other liabilities is as follows:

			Loss on		Balance at		Loss on	Balance at
Description of the	Initial	Cash	disposal	Adjustments	Dec 31,	Cash	disposal	Dec 31,
charge	Reserve	Charges	of assets	to Reserve	2003	Charges	of assets	2004

Severance, benefits and legal costs	$5,204	$(4,846)	$—	$(197)	$161	$(161)	$—	$—
Office closure costs	1,083	(598)	(124)	196	557	(334)	(14)	209

Total	$6,287	$(5,444)	$(124)	$(1)	$718	$(495)	$(14)	$209

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

10.	Relocation Costs to Consolidate Development and Client Support Activities
      In connection with our fourth quarter 2002 CVP initiative, approximately 150 people were offered the opportunity to relocate as part of a plan to consolidate our development and client support activities at our corporate headquarters. We relocated 50 employees as part of this initiative and have recorded over $2.2. million in related relocation costs in income from continuing operations as incurred, including $1.8 million and $452,000 in 2003 and 2002, respectively. Accordingly, there were no accrued liabilities associated with these charges at December 31, 2003.

11.	E3 Acquisition Reserves
      In conjunction with the acquisition of E3, we recorded acquisition reserves of approximately $14.6 million for restructuring costs to exit the activities of E3 and other direct costs associated with the acquisition. These costs related primarily to facility closures, employee severance, investment banker fees, and legal and

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accounting costs. We subsequently increased the purchase price and E3 acquisition reserves by $1.3 million during 2002 based on revised estimates of the restructuring costs to exit the activities of E3 and other direct costs of the acquisition. During 2003, we reduced our estimate of employee severance and termination benefits by $172,000, and accrued $190,000 for facility termination and sublease costs based on our revised estimate of the time required to sublease the vacated office space in the current economic environment. During 2004, we accrued an additional $341,000 to fully reserve the remaining lease payments on this vacated office space. The real estate market in which this facility is located continues to be depressed, and it appears unlikely that a tenant will be found to sublease the available space during the remaining term of the lease which extends through February 2006. All adjustments during 2003 and 2004 have been made through the income statement. The 2004 adjustment is included in operating expenses under the caption “Restructuring charges and adjustments to acquisition-related reserves.”
      All employee severance and termination benefits as well as investment banker fees and legal and accounting costs were fully paid by December 31, 2003, and the only remaining reserves at December 31, 2004 are for facility termination and sublease costs which are being paid out over the remaining term of the lease. A summary of the charges and adjustments recorded against the E3 acquisition reserves, which are included in accrued expenses and other liabilities, is as follows:

					Balance			Balance
	Initial	Cash	Adj to	Non-Cash	December 31,	Cash	Adj to	December 31,
Description of charge	Reserve	Charges	Reserves	Charges	2003	Charges	Reserves	2004

Restructuring charges under EITF 95-3:
Facility termination and sublease costs	$4,689	$(5,458)	$1,319	$(25)	$525	$(393)	$341	$473
Employee severance and termination benefits	4,351	(4,363)	12	—	—	—	—	—
Termination payments to distributors	500	(100)	(400)	—	—	—	—	—
E3 user group and trade show cancellation fees	84	(72)	(12)	—	—	—	—	—
Direct costs under SFAS No. 141
Legal and accounting costs	2,344	(2,751)	407	—	—	—	—	—
Investment banker fees	2,119	(2,119)	—	—	—	—	—	—
Due diligence fees and expenses	350	(376)	26	—	—	—	—	—
Filing fees, appraisal services and transfer taxes	110	(100)	(10)	—	—	—	—	—

Total	$14,547	$(15,339)	$1,342	$(25)	$525	$(393)	$341	$473

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
      Employee severance and termination benefits were costs resulting from a plan to involuntarily terminate employees from an acquired company as described in EITF No. 95-3. As of the consummation date of the acquisition, executive management approved a plan to involuntarily terminate approximately 31% of the 338 full time employees of E3. In the first three months following the consummation of the E3 acquisition, management completed the assessment of which employees would be involuntarily terminated and communi-

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cated the termination arrangements to the affected employees in accordance with statutory requirements of the local jurisdictions in which the employees were located.

12.	Deferred Revenue
      At December 31, 2004 and 2003, deferred revenue consists of deferrals for software license fees, maintenance, consulting and training and other services as follows:

	2004	2003

Software	$891	$1,141
Maintenance	24,411	21,658
Consulting	2,443	1,842
Training and other	673	593

	$28,418	$25,234

13.	Lease Commitments
      On February 5, 2004 we purchased our 136,000 square foot corporate office facility in Scottsdale, Arizona for approximately $23.8 million in cash. The purchase included the corporate office building, a new two-story parking garage, and approximately 8.8 acres of land upon which these structures are located. We currently occupy approximately 121,000 square feet of the facility. In addition, we lease approximately 2,900 square feet of the facility and the remaining excess space is available for lease. The corporate office is also used for certain of our sales, marketing, consulting, customer support, training, and product development functions. Prior to the purchase, we leased approximately 121,000 square feet in the corporate office facility under an operating lease with an initial term of ten years and a scheduled monthly lease payment of approximately $135,000 from April 1999 through March 2004. This lease was amended in June 2003 to include the remaining 15,000 square feet and extend the term of lease through December 2014.
      We lease office space in the Americas for 12 regional sales and support offices across the United States, Canada and Latin America, and for 11 international sales and support offices located in major cities throughout Europe, Asia, Australia, and Japan. The leases are primarily non-cancelable operating leases with initial terms ranging from 12 months to 120 months that expire at various dates through the year 2012. None of the leases contain contingent rental payments; however, certain of the leases contain insignificant scheduled rent increases and renewal options. We expect that in the normal course of business some or all of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. In addition, we lease various computers, telephone systems, automobiles, and office equipment under non-cancelable operating leases with initial terms generally ranging from 24 to 60 months. Certain of the equipment leases contain renewal options and we expect that in the normal course of business some or all of these leases will be renewed or replaced by other leases.
      In addition to the excess space in our corporate office facility that is available for lease, we have approximately 40,000 square feet of excess office space under operating leases that extend through November 2006 which is available for sub-lease.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Rental expense under operating leases in 2004, 2003 and 2002 was $5.1 million, 6.8 million, and $7.7 million, respectively. The following summarizes future minimum lease payments under non-cancelable operating leases with minimum or remaining lease terms at December 31, 2004.

2005	$5,772
2006	3,670
2007	1,920
2008	1,599
2009	1,507
Thereafter	3,171

Total future minimum lease payments	$17,639

      In connection with the acquisition of E3 we provided reserves for direct costs related to certain sublease obligations on redundant facilities. At of December 31, 2004, these reserves represent $473,000 of the total minimum lease payments shown above (See Note 11).

14.	Legal Proceedings
      We are involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not believe that the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

15.	Stockholders’ Equity
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
      On February 15, 2005, our Board of Directors approved a program to repurchase from time to time at management’s discretion up to one million shares of the Company’s common stock on the open market or in private transactions until January 26, 2006 at prevailing market prices. The program was adopted as part of our revised approach to equity compensation, which will emphasize performance-based awards to employees and

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
open market stock repurchases by the Company designed to mitigate or eliminate dilution from future employee and director equity-based incentives. Through March 14, 2005, we have purchased a total of 157,000 shares of our common stock for approximately $2.2 million under this program.

Stock Option Plans.
      Our 1995 Stock Option Plan (the “1995 Option Plan”) was approved by stockholders and provided for the issuance of up to 2,025,000 shares of common stock to employees under incentive and non-statutory stock option grants. Incentive and non-statutory stock options were granted under the 1995 Option Plan at prices not less than the fair market value of the common stock at the date of grant. The options generally become exercisable over periods ranging from 18 to 48 months, commencing at the date of grant, and expire in ten years. The 1995 Option Plan was terminated effective April 24, 2001 except for those provisions necessary to the administration of any outstanding options at the time of termination. No further grants will be made under the 1995 Option Plan.
      Our 1996 Stock Option Plan (the “1996 Option Plan”) was approved by stockholders and currently provides for the issuance of up to 8,200,000 shares of common stock to employees, consultants and directors under incentive and non-statutory stock option grants. The 1996 Option Plan contains certain grant restrictions and limitations that prohibit us from (i) granting more than 1,200,000 shares common stock subject to new options in any 12-month period (commencing May 25, 2000), subject to any stock split, re-capitalization, dividend or related events, (ii) re-pricing any options granted under the 1996 Option Plan, and (iii) granting any options under the 1996 Option Plan with an exercise price below fair market value of the common stock at the date of grant. The options granted under the 1996 Option Plan generally vest over a three or four-year period, commencing at the date of grant, and expire in ten years. Certain options granted to executive officers during 2002 have shorter vesting periods and provide for accelerated vesting upon a change of control in the Company’s ownership. Beginning in January 2003, the standard form of option agreement was modified to provide for a contractual term on new grants equal to the vesting period of the option plus three years. The 1996 Option Plan has no scheduled termination date.
      Our 1996 Outside Director Stock Option Plan (the “1996 Directors Plan”) was approved by stockholders and currently provides for the issuance of up to 225,000 shares of common stock to eligible participants under non-statutory stock option grants. Under the 1996 Directors Plan, outside directors receive a one-time grant to purchase 18,750 shares upon appointment to the Board of Directors, and an annual option grant to purchase 6,000 shares for each year of service thereafter. The non-statutory stock options may be granted at a price not less than the fair market value of the common stock at the date of grant. The options generally vest over a three-year period commencing at the date of grant, and expire in ten years. The 1996 Directors Plan has no scheduled termination date.
      Our 1998 Non-statutory Stock Option Plan (the “1998 Option Plan”) has not been approved by stockholders and has no scheduled termination date. The 1998 Option Plan currently provides for the issuance of up to 762,500 shares of common stock to employees under non-statutory stock option grants and permits option grants to executive officers under certain conditions. Options granted under the 1998 Option Plan may be granted at a price not less than the fair market of our common stock on the date of grant, generally vest over a three to four-year period commencing at the date of grant and expire over periods ranging from five years to ten years. Certain options granted to executive officers during 2002 have shorter vesting periods and provide for accelerated vesting upon a change of control in the Company’s ownership. Beginning in January 2003, the standard form of option agreement was modified to provide for a contractual term on new grants equal to the vesting period of the option plus three years. There were no options granted under the 1998 Option Plan during 2003 or 2004.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following summarizes the combined stock option activity during the three-year period ended December 31, 2004:

		Options Outstanding

	Options Available		Exercise Price
	for Grant	Shares	per Share

Balance, January 1, 2002	1,961,524	4,988,893	$2.33 to $37.25
Granted	(2,116,200)	2,116,200	$8.50 to $28.20
Cancelled	501,268	(501,268)	$8.56 to $21.01
Exercised	—	(1,324,768)	$2.83 to $26.96

Balance, December 31, 2002	346,592	5,279,057	$2.33 to $37.25
Increase in reserved shares	1,200,000	—	—
Granted	(451,350)	451,350	$10.33 to $17.00
Cancelled	268,085	(268,085)	$8.56 to $26.96
Exercised	—	(348,056)	$6.44 to $16.89

Balance, December 31, 2003	1,363,327	5,114,266	$2.33 to $37.25
Granted	(921,500)	921,500	$9.88 to $16.51
Cancelled	406,123	(406,123)	$2.33 to $28.10
Exercised	—	(166,950)	$8.50 to $15.75

Balance, December 31, 2004	847,950	5,462,693	$2.83 to $37.25

      The following summarizes certain weighted average information on options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (years)	Price	Exercisable	Price

$2.83	7,500	0.75	$2.83	7,500	$2.83
$6.44 to $9.88	723,940	4.44	$8.62	714,300	$8.61
$10.00 to $11.94	1,946,185	6.61	$10.94	1,265,703	$11.10
$12.00 to $15.75	1,420,304	6.79	$14.42	842,592	$14.29
$16.00 to $23.85	1,203,045	5.76	$19.72	933,041	$20.49
$24.47 to $37.25	161,719	4.70	$28.16	142,609	$28.32

	5,462,693			3,905,745

      On February 15, 2005, the Compensation Committee of our Board of Directors (the “Committee”) approved an immediate acceleration of the vesting for all unvested stock options previously awarded to employees, officers and directors. The accelerated options were issued under our 1995 Stock Option Plan, 1996 Stock Option Plan, 1996 Outside Director Stock Option Plan and 1998 Non-statutory Stock Option Plan. The closing market price per share of our common stock on February 15, 2005 was $11.85 and the exercise prices of the approximately 1.4 million in unvested options on that date ranged from $8.50 to $28.20 (see Note 1).

Employee Stock Purchase Plan.
      Our 1999 Employee Stock Purchase Plan (“1999 Purchase Plan”) was terminated in August 2003. The 1999 Purchase Plan provided eligible employees the ability to purchase our common stock semi-annually at 85% of the lesser of (1) the fair market value on the first day of the 24-month offering period, or (2) the fair

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
market value on the last day of each semi-annual purchase period. During 2002, 335,985 shares were purchased at prices ranging from $10.64 to $17.40. During 2003, 385,003 shares were purchased at prices ranging from $10.57 to $10.58.
      The following provides tabular disclosure of the number of securities to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans, aggregated into two categories — plans that have been approved by stockholders and plans that have not:

			Number of Securities
	Number of Securities		Remaining Available
	to be Issued upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	under Equity
Equity Compensation Plans	Outstanding Options	Outstanding Options	Compensation Plans

Approved by stockholders:
1995 Option Plan	7,500	$2.83	—
1996 Option Plan	4,879,823	$13.85	705,980
1996 Directors Plan	163,480	$17.68	21,417

	5,050,803	$13.96	727,397
Not approved by stockholders:
1998 Option Plan	411,890	$14.09	120,553

	5,462,693	$13.97	847,950

      During the three years ended December 31, 2004, certain employees exercised options or sold stock acquired under the stock purchase plan in disqualifying dispositions that resulted in deductions for income tax purposes. Our tax liability for 2004, 2003 and 2002 was reduced by $126,000, $777,000 and $5.8 million, respectively, to give effect to these dispositions with an offsetting credit to additional paid-in capital.

16.	Employee Benefit Plans
      We maintain a defined 401(k) contribution plan (“401(k) Plan”) for the benefit of our employees. Participant contributions vest immediately and are subject to the limits established from time-to-time by the Internal Revenue Service. We provide discretionary matching contributions to the 401(k) Plan on an annual basis. Our matching contributions were 25% in 2004, 12% in 2003 and 12% 2002. Beginning January 1, 2004, the vesting schedule in the matching contributions switched from a five-year graded vesting schedule to a 100% vesting after 2 years of service Our matching contributions to the 401(k) Plan were $1.4 million, $486,000, and $489,000 in 2004, 2003 and 2002, respectively.

17.	Income Taxes
      The provision for income taxes includes income taxes currently payable and those deferred due to temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The components of the provision for income taxes in the three years ended December 31, 2004 are as follows:

	2004	2003	2002

Current taxes:
Federal and state	$254	$4,550	$5,534
Foreign	3,006	2,451	1,773

Total current taxes	3,260	7,001	7,307
Deferred taxes	(5,713)	(7,018)	(6,271)

Income tax provision (benefit)	$(2,453)	$(17)	$1,036

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The deferred tax benefit in 2004 and 2003 results primarily from the capitalization, for income tax purposes, of certain research and development costs. The deferred tax benefit in 2002 results from the transfer of our research and development credit carryforwards from current income tax receivables to a long-term deferred tax asset.
      The provision for income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% in 2004 and 2003, and 35% in 2002 to income before income taxes as a result of the following:

	2004	2003	2002

Federal statutory rate	$(151)	$896	$3,489
Research and development credit	(537)	(712)	(1,104)
Meals, entertainment and other non-deductible expenses	147	147	129
State income taxes	58	86	194
Foreign rate differential	(46)	464	(2,023)
Income tax audit resolution	(329)	—	(1,919)
Change in deferred tax valuation allowance	(1,481)	(976)	2,456
Other	(114)	78	(186)

Income tax provision (benefit)	$(2,453)	$(17)	$1,036

      The income tax effects of temporary differences that give rise to our deferred income tax assets and liabilities are as follows:

	2004		2003

	Current	Non-Current	Current	Non-Current

Deferred tax asset:
Accruals and reserves	$2,481	$—	$3,043	$—
Deferred revenue	528	—	826	—
Foreign deferred and NOL	578	1,043	1,010	920
Tax credit carryforwards	—	5,169	—	4,215
R&D Expenses Capitalized	—	8,802	—	7,931
AMT Credit carryforward	—	356	—	223
Property and equipment	—	2,098	—	—

Deferred tax asset	3,587	17,468	4,879	13,289
Valuation allowance on deferred tax asset	—	—	—	(1,481)

Deferred tax liability:
Property and equipment	—	—	—	(144)
Goodwill and other intangibles	—	(6,015)	—	(7,901)
Other	(9)	—	(16)	—

Deferred tax liability	(9)	(6,015)	(16)	(8,045)
Total	$3,578	$11,453	$4,863	$3,763

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
      On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings. The Company is evaluating the effects of the repatriation provision and we expect to complete this evaluation within a reasonable period of time. The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $8.6 million. The related potential range of income tax is between zero and $1.9 million.
      From time to time, we may be subject to audit by federal, state and/or foreign taxing authorities. During 2004, we recognized a benefit from the resolution of a tax matter with the Inland Revenue and our United Kingdom subsidiary of $200,000 and from the settlement in the United States of an income tax examination by the Internal Revenue Service of our 1998 and 1999 federal income tax returns of $329,000. Under the settlement, the Internal Revenue Service agreed to allow the Company to take a research and development expense tax credit for most of the qualifying expenses originally reported in the Company’s federal income tax returns for those years.
      At December 31, 2004, we have approximately $3.5 million of federal research and development tax credit carryforwards that expire at various dates through 2024. We also have approximately $1.7 million of foreign tax credit carryforwards that expire in 2014. In 2002, we established a valuation allowance of $3.5 million for foreign tax credit carryovers due to our excess credit position, $1.1 million of which was recorded to additional paid-in capital. We subsequently elected in third quarter 2003 to capitalize a significant portion of our research and development costs in the 2002 federal income tax return, which allowed us to more fully utilize certain tax credits that could not previously be realized. With this election, we reversed $2.3 million of the previously recorded valuation allowance, which resulted in a one-time tax benefit of $938,000, and an increase to additional paid in capital of $1.1 million, and an increase in income taxes payable of $262,000. In 2004 we settled the 2000 and 2001 federal income tax audits and capitalized additional research and development costs in the 2003 federal income tax return that enabled us to utilize the remainder of the valuation allowance.
      We have recorded a contingent tax liability of approximately $1.1 million at December 31, 2004 as required by FASB Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. This contingent tax liability is comprised primarily of tax refund claims filed in certain foreign jurisdictions that we feel may not be collectible.

18.	Earnings Per Share
      Earnings per share for the three years ended December 31, 2004 is calculated as follows:

	2004	2003	2002

Net income	$2,009	$2,650	$8,930

Shares — Basic earnings per share	29,072	28,645	28,047
Common stock equivalents	422	459	1,027

Shares — Diluted earnings per share	29,494	29,104	29,074

Basic earnings per share	$.07	$.09	$.32

Diluted earnings per share	$.07	$.09	$.31

19.	Business Segments, Geographic Data and Major Customers
      We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, e-commerce, inventory optimization,

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
collaborative planning and forecasting and store operations requirements of the retail industry and its suppliers. Our solutions enable customers to manage and optimize their inventory flows throughout the demand chain to the consumer, and provide optimized labor scheduling for retail store operations. Our customers include over 4,700 of the world’s leading retail, consumer package goods (“CPG”) manufacturers and wholesalers. We conduct business in three geographic regions that have separate management teams and reporting structures: the Americas (United States, Canada and Latin America), Europe (Europe, Middle East and Africa), and Asia/ Pacific. Similar products and services are offered in each geographic region and local management is evaluated primarily based on total revenues and operating income. Identifiable assets are also managed by geographical region. The accounting policies of each region are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. The geographic distribution of our revenues and identifiable assets as of, or for the three-year period ended December 31, 2004 is as follows:

	2004	2003	2002

Revenues:
Americas	$159,074	$134,974	$142,247
Europe	50,431	57,291	59,577
Asia/ Pacific	20,793	22,916	21,424

	230,298	215,181	223,248
Sales and transfers among regions	(13,424)	(7,762)	(3,793)

Total revenues	$216,874	$207,419	$219,455

Identifiable assets:
Americas	$279,282	$267,834	$260,502
Europe	38,464	40,023	43,446
Asia/ Pacific	14,821	12,768	11,106

Total identifiable assets	$332,567	$320,625	$315,054

      Revenues for the Americas include $16.2 million, $13.7 million and $15.3 million from Latin America and Canada in 2004, 2003 and 2002, respectively. Identifiable assets for the Americas include $10.9 million, $10.6 million and $9.8 million for Latin America and Canada as of December 31, 2004, 2003 and 2002, respectively. No customer accounted for more than 10% of our revenues during the three years ended December 31, 2004.
      We organize our business segments around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry:

•	Retail Enterprise Systems. The modern retail enterprise is required to rapidly collect, organize, distribute and analyze, and optimize information throughout its organization. Retail Enterprise Systems include corporate level merchandise management systems (“Merchandise Operations Systems”) that enable retailers to manage their inventory, product mix, pricing and promotional execution, and enhance the productivity and accuracy of warehouse processes. In addition, Retail Enterprise Systems include a comprehensive set of tools for planning, buying, supplying, promoting and analyzing inventory decisions throughout the demand chain (“Strategic Merchandise Management Solutions”).

•	In-Store Systems. Store-level personnel require systems that enhance and facilitate the retailer’s direct interaction with the customer, and integrate the store-level operations into the overall business processes of the organization. In-Store Systems include point-of-sale, labor scheduling and back office applications that enable retailers to capture, analyze and transmit certain sales, store inventory and other operational information to corporate level merchandise management and payroll systems using hand-held, radio frequency devices, point-of-sale workstations or dedicated workstations. In addition,

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In-Store Systems include a workforce management solution to optimize the scheduling of in-store labor which typically represents the next largest operational cost for a retailer after inventory.

•	Collaborative Solutions. Industry practices developed by retailers such as Wal*Mart, increasingly require CPG manufacturers and distributors to collaborate with other participants in the demand chain. While these companies have historically focused on technology to support their ability to manufacture and supply products, this new era of collaboration with retailers has created a requirement for new technology solutions that are designed to optimize sales of products to end consumers through the retail channel. Collaborative Solutions provide applications that enable business-to-business collaborative activities such as collaborative planning, forecasting and replenishment (“CPFR”), collaborative category management including collaborative space and assortment planning, and collaborative revenue management through trade funds management programs. Our Collaborative Solutions offerings leverage existing solutions deployed to retailers within our Retail Enterprise Systems business segment.
      A summary of the revenues, operating income (loss), and depreciation attributable to each of these business segments for the three years ended December 31, 2004 is as follows:

	2004	2003	2002

Revenues:
Retail Enterprise Systems	$150,322	$146,177	$151,113
In-Store Systems	18,360	13,657	25,475
Collaborative Solutions	48,192	47,585	42,867

	$216,874	$207,419	$219,455

Operating income (loss)
Retail Enterprise Systems	$20,444	$18,125	$29,825
In-Store Systems	(933)	(338)	5,337
Collaborative Solutions	11,130	11,194	10,470
Other (see below)	(34,415)	(27,695)	(37,366)

	$(3,774)	$1,286	$8,266

Depreciation
Retail Enterprise systems	$5,582	$5,551	$5,186
In-Store systems	979	747	1,005
Collaborative Solutions	1,527	1,416	1,137

	$8,088	$7,714	$7,328

Other:
General and administrative expenses	$24,922	$23,473	$26,978
Amortization of intangible assets	3,388	3,067	2,849
Restructuring charge and adjustments to acquisition-related reserves (see Notes 9 and 11)	6,105	—	6,287
Relocation costs to consolidate development and customer support activities (see Note 10)	—	1,794	452
Gain of sale of office facility	—	(639)	—
In-process research and development charge (see Note 2)	—	—	800

	$34,415	$27,695	$37,366

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Operating income in the Retail Enterprise Systems, In-Store Systems and Collaborative Solutions business segments includes direct expenses for software licenses, maintenance services, service revenues, amortization of acquired software technology, sales and marketing expenses, product development expenses, as well as allocations for the loss on impairment of trademark (see Note 7), occupancy costs and depreciation expense. The “Other” caption includes general and administrative expenses and other charges that are not directly identified with a particular business segment and which management does not consider in evaluating the operating income (loss) of the business segment.

20.	Quarterly Data (Unaudited)
      The following table presents selected unaudited quarterly operating results for the two-year period ended December 31, 2004. We believe that all necessary adjustments have been included in the amounts shown below to present fairly the related quarterly results.
Consolidated Statement of Income Data:

	2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$55,179	$54,083	$50,313	$57,299	$216,874
Loss from operations	(1,926)	(447)	(582)	(819)	(3,774)
Net income (loss)	(437)	604	1,649	193	2,009
Basic earnings (loss) per share	$(.02)	$.02	$.06	$.01	$.07
Diluted earnings (loss) per share	$(.02)	$.02	$.06	$.01	$.07

	2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$41,255	$52,965	$57,951	$55,248	$207,419
Income (loss) from operations	(3,988)	1,607	3,531	136	1,286
Net income (loss)	(2,238)	1,291	3,374	223	2,650
Basic earnings (loss) per share	$(.08)	$.05	$.12	$.01	$.09
Diluted earnings (loss) per share	$(.08)	$.05	$.11	$.01	$.09

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JDA SOFTWARE GROUP, INC.

By:	/s/ Hamish N. J. Brewer

Hamish N. J. Brewer
President and Chief Executive Officer
(Principal Executive Officer)
Date: March 14, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 14, 2005 by the following persons in the capacities indicated.

Signature	Title

/s/ James D. Armstrong James D. Armstrong	Chairman of the Board

/s/ Hamish N. J. Brewer Hamish N. J. Brewer	President and Chief Executive Officer (Principal Executive Officer)

/s/ Kristen L. Magnuson Kristen L. Magnuson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ J. Michael Gullard J. Michael Gullard	Director

/s/ William C. Keiper William C. Keiper	Director

/s/ Douglas G. Marlin Douglas G. Marlin	Director

/s/ Jock Patton Jock Patton	Director

EXHIBIT INDEX

Exhibit #		Description of Document

2.1**	—	Asset Purchase Agreement dated as of June 4, 1998, by and among JDA Software Group, Inc., JDA Software, Inc. and Comshare, Incorporated.

2.2##	—	Asset Purchase Agreement dated as of February 24, 2000, by and among JDA Software Group, Inc., Pricer AB, and Intactix International, Inc.

2.3###	—	Agreement and Plan of Reorganization dated as of September 7, 2001, by and among JDA Software Group, Inc., E3 Acquisition Corp., E3 Corporation and certain shareholders of E3 Corporation.

3.1####	—	Third Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated July 23, 2002.

3.2***	—	First Amended and Restated Bylaws of JDA Software Group, Inc.

4.1*	—	Specimen Common Stock Certificate of JDA Software Group, Inc.

10.1*(1)	—	Form of Indemnification Agreement.

10.2*(1)	—	1995 Stock Option Plan, as amended, and form of agreement thereunder.

10.3ǔǔǔ(1)	—	1996 Stock Option Plan, as amended on March 28, 2003.

10.4*(1)	—	1996 Outside Directors Stock Option Plan and forms of agreement thereunder.

10.5ǔǔǔ(1)	—	Executive Employment Agreement between James D. Armstrong and JDA Software Group, Inc. dated July 23, 2002, together with Amendment No. 1 effective August 1, 2003.

10.6ǔǔǔ(1)	—	Executive Employment Agreement between Hamish N. Brewer and JDA Software Group, Inc. dated January 22, 2003, together with Amendment No. 1 effective August 1, 2003.

10.7(1)####	—	Executive Employment Agreement between Kristen L. Magnuson and JDA Software Group, Inc. dated July 23, 2002.

10.8ǔǔǔ(1)	—	1998 Nonstatutory Stock Option Plan, as amended on March 28, 2003.

10.10†	—	1999 Employee Stock Purchase Plan.

10.12**	—	Software License Agreement dated as of June 4, 1998 by and between Comshare, Incorporated and JDA Software, Inc.

10.13ǔǔǔ	—	Purchase Agreement between Opus Real Estate Arizona II, L.L.C. and JDA Software Group, Inc. dated February 5, 2004.

10.14ǔǔǔ(2)	—	Value-Added Reseller License Agreement for Uniface Software between Compuware Corporation and JDA Software Group, Inc. dated April 1, 2000, together with Product Schedule No. One dated June 23, 2000, Product Schedule No. Two dated September 28, 2001, and Amendment to Product Schedule No. Two dated December 23, 2003.

10.15ǔǔǔ(1)	—	JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 2004.

10.16ǔǔǔ(1)	—	Non-Plan Stock Option Agreement between JDA Software Group, Inc. and William C. Keiper, dated March 4, 1999.

10.17***(1)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and Kristen L. Magnuson, amending certain stock options granted to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on September 11, 1997 and January 27, 1998.

10.18††(1)	—	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the From of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement).

10.19†††(1)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

Exhibit #		Description of Document

10.20ǔ(1)(3	) —	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.21ǔ(1)(3	) —	Form of Nonstatutory Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.22ǔ(1)(4	) —	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1995 Stock Option Plan.

10.23ǔ(1)(5	) —	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.24ǔ(1)(6	) —	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.25ǔǔ	—	Secured Loan Agreement between JDA Software Group, Inc. and Silvon Software, Inc. dated May 8, 2001, together with Secured Promissory Note and Security Agreement.

10.26	—	Settlement Agreement and Release between JDA Software Group, Inc. and Silvon Software, Inc. dated November 30, 2004, together with Amended and Restated Secured Promissory Note and Amended and Restated Security Agreement.

14.1ǔǔǔ	—	Code of Business Conduct and Ethics.

21.1	—	Subsidiaries of Registrant.

23.1	—	Consent of Independent Registered Public Accounting Firm.

31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

**	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1998, as filed on June 19, 1998.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.

†	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, as filed on August 19, 1999.

††	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998.

†††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed on November 13, 1998.

##	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2000, as filed on March 1, 2000.

###	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2001, as filed on September 21, 2001.

####	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 12, 2002.

ǔ	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.

ǔǔ	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, as filed on August 14, 2001.

ǔǔǔ	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004.

ǔǔǔǔ	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, as filed on May 10, 2004.

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(2)	Confidential treatment has been granted as to part of this exhibit.

(3)	Applies to James D. Armstrong.

(4)	Applies to Hamish N. Brewer and Gregory L. Morrison.

(5)	Applies to Hamish N. Brewer, Peter J. Charness, Gregory L. Morrison and David J. Tidmarsh.

(6)	Applies to Senior Executive Officers with the exception of James D. Armstrong and Kristen L. Magnuson.