Form 10-Q
period 2005-03-31
JDA SOFTWARE GROUP INC
filed 2005-05-10
CIK 1006892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 29,070,733 as of April 30, 2005.

JDA SOFTWARE GROUP, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

JDA SOFTWARE GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$64,033	$61,344
Marketable securities	36,212	35,778

Total cash and marketable securities	100,245	97,122

Accounts receivable, net	36,330	39,524
Income tax receivable	609	—
Deferred tax asset	3,527	3,578
Prepaid expenses and other current assets	9,599	8,242
Promissory note receivable	1,684	2,736

Total current assets	151,994	151,202

Property and Equipment, net	46,924	48,324

Goodwill	69,901	69,901

Other Intangibles, net:
Customer lists	27,498	28,347
Acquired software technology	19,450	20,749
Trademarks	2,591	2,591

	49,539	51,687

Deferred Tax Asset	11,827	11,453

Total assets	$330,185	$332,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,932	$3,104
Accrued expenses and other liabilities	18,845	24,645
Income tax payable	—	215
Deferred revenue	34,481	28,418

Total current liabilities	55,258	56,382

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized, 50,000,000 shares; issued 29,659,435 and 29,596,697 shares, respectively	297	296
Additional paid-in capital	249,342	248,633
Retained earnings	32,715	32,012
Accumulated other comprehensive loss	(724)	(204)

	281,630	280,737
Less treasury stock, at cost, 571,702 and 414,702 shares, respectively	(6,703)	(4,552)

Total stockholders’ equity	274,927	276,185

Total liabilities and stockholders’ equity	$330,185	$332,567

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share data)
(unaudited)

	Three Months
	Ended March 31,
	2005	2004
REVENUES:
Software licenses	$10,217	$14,579
Maintenance services	21,706	19,307

Product revenues	31,923	33,866

Consulting services	16,914	20,014
Reimbursed expenses	1,414	1,279

Service revenues	18,328	21,293

Total revenues	50,251	55,179

COST OF REVENUES:
Cost of software licenses	225	678
Amortization of acquired software technology	1,299	1,261
Cost of maintenance services	5,613	4,968

Cost of product revenues	7,137	6,907

Cost of consulting services	12,951	14,345
Reimbursed expenses	1,414	1,279

Cost of service revenues	14,365	15,624

Total cost of revenues	21,502	22,531

GROSS PROFIT	28,749	32,648

OPERATING EXPENSES:
Product development	11,676	13,770
Sales and marketing	9,402	10,922
General and administrative	5,529	6,217
Amortization of intangibles	849	841
Restructuring charge and adjustments to acquisition-related reserves	1,559	2,824

Total operating expenses	29,015	34,574

OPERATING LOSS	(266)	(1,926)

Other income, net	516	748

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	250	(1,178)

Income tax benefit	(453)	(741)

NET INCOME (LOSS)	$703	$(437)

BASIC EARNINGS (LOSS) PER SHARE	$02	$(.02)

DILUTED EARNINGS (LOSS) PER SHARE	$02	$(.02)

SHARES USED TO COMPUTE:
Basic earnings (loss) per share	29,152	29,037

Diluted earnings (loss) per share	29,526	29,037

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(in thousands, unaudited)

	Three Months
	Ended March 31,
	2005	2004
NET INCOME (LOSS)	$703	$(437)

OTHER COMPREHENSIVE GAIN (LOSS):

Unrealized holding gain (loss) on marketable securities available for sale, net of tax	7	(4)
Foreign currency translation gain (loss)	(527)	1,257

COMPREHENSIVE GAIN	$183	$816

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months
	Ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$703	$(437)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,512	4,384
Provision for doubtful accounts	—	250
Tax benefit – employee stock benefit plans and other	49	53
Deferred income taxes	(323)	105

Changes in assets and liabilities:
Accounts receivable	3,204	(6,953)
Income tax receivable	(607)	(1,402)
Prepaid expenses and other current assets	(1,353)	(925)
Accounts payable	(1,168)	1,561
Accrued expenses and other liabilities	(5,043)	2,828
Income tax payable	(214)	—
Deferred revenue	6,081	7,356

Net cash provided by operating activities	5,841	6,820

INVESTING ACTIVITIES:
Purchase of marketable securities	(5,492)	(13,718)
Sales of marketable securities	—	1,504
Maturities of marketable securities	5,065	13,101
Purchase of Timera Texas, Inc	—	(13,574)
Payment of direct costs related to acquisitions	(142)	(98)
Payments received on promissory note receivable	1,052	78
Purchase of corporate office facility	—	(23,767)
Purchase of other property and equipment	(1,579)	(3,717)
Proceeds from disposal of property and equipment	38	107

Net cash used in investing activities	(1,058)	(40,084)

FINANCING ACTIVITIES:
Issuance of common stock — stock option plan	649	381
Purchase of treasury stock	(2,151)	—
Payments on capital lease obligations	(11)	(49)

Net cash (used in) provided by financing activities	(1,513)	332

Effect of exchange rates on cash	(581)	(67)

Net increase (decrease) in cash and cash equivalents	2,689	(32,999)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	61,344	77,464

CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,033	$44,465

JDA SOFTWARE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months
	Ended March 31,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$661	$1,690

Cash paid for interest	$23	$36

Cash received for income tax refunds	$2	$933

Supplemental Disclosures of Non-cash Investing Activities:

Acquisition of Timera Texas, Inc.:
Fair value of current assets acquired		$(1,205)
Fair value of fixed assets acquired		(250)
Goodwill		(8,388)
Software technology		(4,600)
Customer lists		(1,100)
Fair value of deferred revenue acquired		1,487

Total acquisition cost of Timera Texas, Inc		(14,056)
Reserves for direct costs related to the acquisition		482

Total cash expended to acquire Timera Texas, Inc		$(13,574)

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)

1. Basis of Presentation

          The accompanying unaudited consolidated financial statements of JDA Software Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

          Certain reclassifications have been made to the March 31, 2004 interim financial statements and the December 31, 2004 consolidated balance sheet in order to conform to the March 31, 2005 presentation. Auction rate securities, historically classified as cash and cash equivalents, have been reclassified as marketable securities. As a result, cash and cash equivalents at December 31, 2004 decreased by $15.6 million while marketable securities increased by the same amount.

2. Derivative Instruments and Hedging Activities

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

          At March 31, 2005, we had forward exchange contracts with a notional value of $7.3 million and an associated net forward contract receivable of $43,500. At December 31, 2004, we had forward exchange contracts with a notional value of $5.8 million and an associated net forward contract liability of $219,000. The net forward contract liabilities are included in accrued expenses and other liabilities. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded foreign currency exchange gains of $5,000 and $213,000 in the three months ended March 31, 2005 and 2004, respectively.

3. Promissory Note Receivable

          In May 2001, we entered into a secured promissory note agreement under which we agreed to loan Silvon Software, Inc. (“Silvon”) $3.5 million. We license certain applications from Silvon for use in the IDEAS product. The loan was collateralized by a first priority security interest in all of Silvon’s intellectual property, accounts receivable and all other assets. The promissory note provided for interest at prime, plus 1.5%, payable monthly, and for periodic payments towards the principal balance through the retention of a portion of the royalties we owe Silvon from sales of the IDEAS product, with any remaining accrued and unpaid interest and principal due and payable on May 8, 2004.

          On May 7, 2004, Silvon notified the Company that it would not make the final May 8, 2004 payment due under the note and advised that an arbitration claim had been filed against the Company. We subsequently filed a counterclaim for the remaining balance on the note plus interest and attorney fees. On November 30, 2004, the Company entered into a Settlement Agreement and Release with Silvon that included: (i) an Amended and Restated Secured Promissory Note that provided for repayment of the outstanding principal and interest due on the note (at the default rate of 18%) on or before March 30, 2005, (ii) an Amended Distribution License Agreement that provided for the retention and application of 100% of the royalty and maintenance fees due Silvon against the outstanding principal and interest due on the note until the note is fully repaid, (iii) the automatic release of the source code from escrow if Silvon had not paid the full amount of the outstanding principal and interest due on the note by March 30, 2005, or if Silvon files for bankruptcy or similar protection before the outstanding principal has been paid, and (iv) Silvon’s waiver of any and all rights including limitation defenses to our remedies as a secured creditor, and their dismissal with prejudice of all claims made against the Company in their arbitration claim.

          On March 30, 2005, Silvon remitted $1.0 million of the outstanding principal balance and entered into a Second Amended and Restated Secured Promissory Note with the Company that provides for (i) repayment of the remaining principal balance and interest due on the note (at the default rate of 18%) on or before March 30, 2006 and (ii) prohibits Silvon from entering into any indebtedness for borrowed money, other than the incurrence of up to $1.0 million of indebtedness under certain subordinated note agreements executed concurrent with this amendment. All other terms and conditions from the November 30, 2004 Settlement Agreement and Release remain in effect.

          No adjustments have been made to the restated carrying amount of the note as we believe the value of the underlying collateral is sufficient to recover the remaining balance on the note if we are required to exercise our legal remedies.

4. Goodwill and Other Intangibles, net

          Goodwill and other intangible assets consist of the following:

	March 31, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Goodwill	$69,901	$—	$69,901	$—

Other intangibles:

Amortized intangible assets
Customer Lists	40,698	(13,200)	40,698	(12,351)
Software technology	39,661	(20,211)	39,661	(18,912)

Unamortized intangible assets
Trademarks	2,591	—	2,591	—

	82,950	(33,411)	82,950	(31,263)

	$152,851	$(33,411)	$152,851	$(31,263)

          We found no indication of impairment of our goodwill balances during the three months ended March 31, 2005 and, absent future indicators of impairment, the next annual impairment test will be performed in fourth quarter 2005. As of March 31, 2005, goodwill has been allocated to our reporting units as follows: $42.0 million to Retail Enterprise Systems, $9.7 million to In-Store Systems, and $18.2 million to Collaborative Solutions.

          The estimated useful lives of our customer list intangibles range from 5 to 13 years. The estimated economic lives of our software technology range from 5 to 15 years. Amortization expense for the three months ended March 31, 2005 and 2004 was $2.1 million and $2.1 million, respectively. These figures are shown as separate line items in the consolidated statements of income within cost of revenues and operating expenses. We expect amortization expense for the next five years to be as follows:

2005	$8,294
2006	$8,153
2007	$7,031
2008	$5,854
2009	$4,210

5. Earnings per Share

          Earnings per share for the three months ended March 31, 2005 and 2004 is calculated as follows:

	Three Months
	Ended March 31,
	2005	2004
Net income (loss)	$703	$(437)

Shares – Basic earnings (loss) per share	29,152	29,037
Dilutive common stock equivalents	374	—

Shares – Diluted earnings (loss) per share	29,526	29,037

Basic earnings (loss) per share	$.02	$(.02)

Diluted earnings (loss) per share	$.02	$(.02)

6. Restructuring Charges

          Restructuring Charges Related to Our 2005 Operating Plan

          We recorded a $1.6 million restructuring charge in first quarter 2005 related to the restructuring initiatives contemplated in our 2005 Operating Plan. This charge, which is primarily for one-time termination benefits, is in addition to the $3.1 million restructuring charge recorded in fourth quarter 2004. The fourth quarter 2004 charge included $2.8 million in one-time termination benefits and $341,000 for the negotiated buyout or net rentals remaining under existing operating leases on certain facilities that were vacated by December 31, 2004. The restructuring initiatives include a consolidation of product lines, a net workforce reduction of approximately 12% or 159 FTE worldwide, and a reduction of certain office space in Northern Europe. The net workforce reduction includes certain employees involved in the product development (82 FTE), consulting services and training (54 FTE), sales and marketing (21 FTE), and administrative (16 FTE) functions in the Americas, Europe and Asia Pacific, offset by a net gain of 14 FTE in the customer support function resulting from the transfer of 20 developers and functional experts into the new Customer Directed Development (“CDD”) organization structure within our Customer Support Solutions group. The CDD group is responsible for improving the speed and efficiency of the Company’s issue resolution, support and enhancements for maintenance customers. A total of 110 FTE were terminated or open positions eliminated through December 31, 2004 with an additional 36 FTE terminated during first quarter 2005. We anticipate taking an additional charge of approximately $200,000 to $300,000 in second quarter 2005 to complete these restructuring initiatives and to sublet excess space.

          A summary of the restructuring and office closure charges associated with these initiatives are included in accrued expenses and other liabilities as follows:

				Impact of
				Changes				Impact of
	(Q4-04)		Loss on	in		(Q1-05)		Changes in
Description of	Initial	Cash	Disposal	Exchange	Balance	Additional	Cash	Exchange	Balance
charge	Reserve	Charges	of Assets	Rates	Dec. 31, 2004	Reserve	Charges	Rates	Mar. 31, 2005
Severance, benefits, and legal costs	$2,810	$(1,485)	$—	$42	$1,367	$1,553	$(2,456)	$(12)	$452
Office closure costs	341	(228)	(33)	3	83	6	(65)	(4)	20

Total	$3,151	$(1,713)	$(33)	$45	$1,450	$1,559	$(2,521)	$(16)	$472

          The remaining balance for severance, benefits and legal costs relates to terminated employees that we expect to be substantially paid out by June 30, 2005, pending labor court confirmation in certain European countries.

          Other 2004 Restructuring Charges

          We recorded a $2.7 million restructuring charge in first quarter 2004 for $1.8 million in one-time termination benefits related to a workforce reduction of 47 full-time employees (“FTE”), primarily in sales (15 FTE) and consulting services (18 FTE) functions in the Americas, Europe and Asia/Pacific, and $899,000 for closure costs of certain offices in the Americas and Europe that were either under-performing or under-utilized and used primarily by consulting services personnel. All workforce reductions and office closures associated with this charge were made on or before March 31, 2004. Subsequent to the initial restructuring charge, we increased our estimate of employee severance and termination benefits by $50,000, primarily as a result of a contested termination in the Americas, and reduced our estimate of office closure reserve requirements by $58,000 primarily as a result of a favorable settlement of outstanding lease obligations on a vacated facility in Germany.

          A summary of the first quarter 2004 restructuring and office closure charges included in accrued expenses and other liabilities is as follows:

					Impact of			Impact of
	(Q1-04)		Loss on		Changes in			Changes in
Description of	Initial	Cash	Disposal	Adj to	Exchange	Balance	Cash	Exchange	Balance
charge	Reserve	Charges	of Assets	Reserves	Rates	Dec. 31, 2004	Charges	Rates	Mar. 31, 2005
Severance, benefits, and legal costs	$1,789	$(1,774)	$—	$50	$—	$65	$—	$(3)	$62
Office closure costs	899	(427)	(62)	(58)	33	385	(197)	(10)	178

Total	$2,688	$(2,201)	$(62)	$(8)	$33	$450	$(197)	$(13)	$240

          The remaining balance for severance, benefits and legal costs relates to terminated employees that we expect to be paid out by June 30, 2005, pending labor court confirmation in certain European countries. The remaining balance for office closure costs is being paid out as the leases and related subleases run through their remaining terms.

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

          A summary of the 2002 restructuring and office closure charges included in accrued expenses and other liabilities is as follows:

			Loss on
Description of the	Initial	Cash	disposal	Adjustments	Balance at	Cash	Balance at
charge	Reserve	Charges	of assets	to Reserve	Dec 31, 2004	Charges	Mar 31, 2005
Severance, benefits and legal costs	$5,204	$(5,007)	$—	$(197)	$—	$—	$—
Office closure costs	1,083	(932)	(138)	196	209	(98)	111

Total	$6,287	$(5,939)	$(138)	$(1)	$209	$(98)	$111

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

7. E3 Acquisition Reserves

          In conjunction with the acquisition of E3 Corporation (“E3”) in 2001, we recorded acquisition reserves of approximately $14.6 million for restructuring costs to exit the activities of E3 and other direct costs associated with the acquisition. These costs related primarily to facility closures, employee severance, investment banker fees, and legal and accounting costs. We subsequently increased the purchase price and E3 acquisition reserves by $1.3 million during 2002 based on revised estimates of the restructuring costs to exit the activities of E3 and other direct costs of the acquisition. During 2003, we reduced our estimate of employee severance and termination benefits by $172,000, and accrued $190,000 for facility termination and sublease costs based on our revised estimate of the time required to sublease the vacated office space in the current economic environment. During 2004, we accrued an additional $341,000 to fully reserve the remaining lease payments on this vacated office space, including $150,000 in the first quarter of 2004. The real estate market in which this facility is located continues to be depressed, and to date we have received no offers to sublease the available space during the remaining term of the lease which extends through February 2006. All adjustments during 2003 and 2004 were made through the income statement. The 2004 adjustment is included in operating expenses under the caption “Restructuring charges and adjustments to acquisition-related reserves.”

          All employee severance and termination benefits as well as investment banker fees and legal and accounting costs were fully paid by December 31, 2003, and the only remaining reserves at March 31, 2005 are for facility termination and sublease costs which are being paid out over the remaining term of the lease. A summary of the charges and adjustments recorded against the E3 acquisition reserves, which are included in accrued expenses and other liabilities, is as follows:

					Balance		Balance
	Initial	Cash	Adj to	Non-Cash	December 31,	Cash	March 31,
Description of charge	Reserve	Charges	Reserves	Charges	2004	Charges	2005

Restructuring charges under EITF 95-3:
Facility termination and sublease costs	$4,689	$(5,851)	$1,660	$(25)	$473	$(110)	$363
Employee severance and termination benefits	4,351	(4,363)	12	—	—	—	—
Termination payments to distributors	500	(100)	(400)	—	—	—	—
E3 user group and trade show cancellation fees	84	(72)	(12)	—	—	—	—
Direct costs under SFAS No. 141
Legal and accounting costs	2,344	(2,751)	407	—	—	—	—
Investment banker fees	2,119	(2,119)	—	—	—	—	—
Due diligence fees and expenses	350	(376)	26	—	—	—	—
Filing fees, appraisal services and transfer taxes	110	(100)	(10)	—	—	—	—

Total	$14,547	$(15,732)	$1,683	$(25)	$473	$(110)	$363

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

8. Treasury Stock Repurchase Program

          On February 15, 2005, our Board of Directors approved a program to repurchase from time to time at management’s discretion up to one million shares of the Company’s common stock on the open market or in private transactions until January 26, 2006 at prevailing market prices. The program was adopted as part of our revised approach to equity compensation, which will emphasize performance-based awards to employees and open market stock repurchases by the Company designed to mitigate or eliminate dilution from future employee and director equity-based incentives. Through March 31, 2005, we have purchased a total of 157,000 shares of our common stock for $2.2 million under this program.

9. Stock-Based Compensation

          We do not record compensation expense for options granted to our employees as all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and account for stock-based compensation using the intrinsic-value method, and provide pro forma disclosure on an annual basis of net income (loss) and net income (loss) per common share for employee stock option grants made, as if the fair-value method defined in SFAS No. 123 had been applied.

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

          The following table presents pro forma disclosures required by SFAS No. 123 and SFAS No. 148 of net income (loss) and basic and diluted earnings (loss) per share as if stock-based compensation expense had been recognized during the three months ended March 31, 2005 and 2004. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting. Stock-based compensation expense for first quarter 2004 has been adjusted to reflect the revised tax benefit available for incentive stock options generated at the time of exercise.

	Three Months
	Ended March 31,
	2005	2004
Net income (loss) — as reported	$703	$(437)
Less: stock-based compensation expense, net of related tax effects	(3,627)	(923)

Pro forma net income (loss)	$(2,924)	$(1,360)

Basic earnings (loss) per share — as reported	$.02	$(.02)
Diluted earnings (loss) per share — as reported	$.02	$(.02)
Basic earnings (loss) per share — pro forma	$(.10)	$(.05)
Diluted earnings (loss) per share — pro forma	$(.10)	$(.05)

          On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), Share Based Payment (“SFAS No. 123(R)”) which is a revision of SFAS No. 123, supersedes APB No. 25 and SFAS No. 148, and amends Statement of Financial Accounting Standard No. 95, Statement of Cash Flows (“SFAS No. 95”). Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123; however, SFAS No. 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) was initially required to be adopted in the next reporting period beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission (the “SEC”) adopted a rule that amends this compliance date to allow companies to implement SFAS No. 123(R) at the beginning of the first fiscal year beginning after June 15, 2005.

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

          On March 29, 2005, the SEC issued Staff Accounting Bulletin Topic 14, “Share-Based Payment” (“SAB 107”). SAB 107, which becomes effective for public companies upon their adoption of SFAS No. 123(R), describes the SEC Staff’s views in determining the assumptions that underlie the fair value estimates and interaction of SFAS No. 123(R) with certain existing SEC guidance. We plan to adopt SFAS No. 123(R) on January 1, 2006 using the modified prospective method.

          As permitted by SFAS No. 123, the company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method could potentially have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings per share above and in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net cash flows from operating activities in periods after adoption. While we cannot estimate what those amounts will be in the future (because this would depend on, among other things, when employees exercise stock options), we have recognized $61,000 in first quarter 2005 and $48,000 in first quarter 2004 in operating cash flows for such excess tax deductions.

          On February 15, 2005, the Compensation Committee of our Board of Directors (the “Committee”) approved the immediate vesting of all unvested stock options previously awarded to employees, officers and directors. The accelerated options were issued under our 1995 Stock Option Plan, 1996 Stock Option Plan, 1996 Outside Director Stock Option Plan and 1998 Non-statutory Stock Option Plan. The Committee made the decision to immediately vest these options based in part on the issuance of SFAS No. 123(R). The Committee also considered the reduced level of cash bonuses paid to employees and officers in 2004, the fact that there are no equity awards planned in 2005, other than for certain new hires, and recognized that the exercise of any accelerated options would bring cash into the Company. Absent the acceleration of these options, upon adoption of SFAS No. 123(R), we would have been required to recognize approximately $3.7 million in pre-tax compensation expense from these options over their remaining vesting terms. By vesting all previously unvested options, the stock-based compensation expense under SFAS No. 123 will only be reflected in our footnote disclosures. Further, we believe the future stock-based compensation expense to be recorded under SFAS No. 123(R) related to these options is significantly reduced and would be immaterial to our financial results. However, there can be no assurance that these actions will avoid the recognition of future compensation expense in connection with these options.

          Employees, officers and directors will benefit from the accelerated vesting of their stock options in the event they terminate their employment with or service to the Company prior to the completion of the original vesting terms as they would have the ability to exercise certain options that would have otherwise been forfeited. No stock-based compensation expense will be recorded with respect to these options unless an employee, officer or director actually benefits from this modification. For those employees, officers and directors who do benefit from the accelerated vesting, we are required to record additional stock-based compensation expense equal to the intrinsic value of the option on the date of modification (i.e., February 15, 2005). The closing market price per share of our common stock on February 15, 2005 was $11.85 and the exercise prices of the approximately 1.4 million in unvested options on that date ranged from $8.50 to $28.20. Based on our historical employee turnover rates during the past three years, we currently estimate the potential additional stock-based compensation expense we may be required to record with respect to these options is approximately $45,000. No additional stock-based compensation expense was recorded in first quarter 2005 with respect to these options.

10. Income Taxes

          We recorded an income tax benefit of $453,000 in first quarter 2005 that includes a tax provision of $92,000 and a net one-time income tax benefit of $545,000 resulting from revisions of certain tax estimates in prior years. The net one-time income benefit includes an $850,000 adjustment to our estimate of the foreign tax credit carry forward for taxes withheld in Mexico and Taiwan from 2000 to 2002. We have reduced our FAS 5 income tax contingency to reflect this change in the foreign tax credit carry forward as we had previously believed that these taxes would not be recoverable. We also recorded a $292,000 adjustment in our German subsidiary for our revised estimate of the net operating loss deferred tax asset and the current income tax liability, and a $241,000 adjustment in our Japanese subsidiary to reflect a revision of the income taxes payable upon the filing of the 2004 tax return in first quarter 2005. These benefits have been reduced by a $654,000 adjustment for additional income tax expense related to our revised estimate of the amount realizable at the beginning of 2005 for the depreciation deferred tax asset and a $184,000 adjustment for additional income tax expense related to our revised estimate of the amounts realizable for certain other deferred tax assets related to our UK and Singapore subsidiaries. The effective income tax rate for first quarter 2005, excluding the effect of the net one-time tax benefit, is 37%.

          We recorded an income tax benefit of $741,000 in first quarter 2004 that includes a $329,000 tax refund from the settlement of an Internal Revenue Service (“IRS”) audit of our 1998 and 1999 federal income tax returns and an agreement with the IRS to allow the Company to take a research and development expense tax credit for most of the qualifying expenses originally reported in these returns. The effective income tax rate for the first quarter of 2004, excluding the effect of the $329,000 one-time tax benefit, is 35%.

          The income tax benefits recorded in first quarter 2005 and 2004 take into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during first quarter 2005 and 2004 of $61,000 and $48,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in capital.

11. Business Segments and Geographic Data

          We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, e-commerce, inventory optimization and collaborative planning and forecasting and store operations requirements of the retail industry and its suppliers. Our solutions enable customers to manage and optimize their inventory flows throughout the demand chain to the consumer, and provide optimized labor scheduling for retail store operations. Our customers include over 4,700 of the world’s leading retail, consumer package goods (“CPG”) manufacturers and wholesalers. We conduct business in three geographic regions that have separate management teams and reporting structures: the Americas (United States, Canada and Latin America), Europe (Europe, Middle East and Africa), and Asia/Pacific. Similar products and services are offered in each geographic region and local management is evaluated primarily based on total revenues and operating income. Identifiable assets are also managed by geographical region. The geographic distribution of our revenues and identifiable assets is as follows:

	Three Months
	Ended March 31,
	2005	2004
Revenues:

Americas	$36,660	$39,213
Europe	12,180	14,203
Asia/Pacific	4,701	5,094

	53,541	58,510
Sales and transfers among regions	(3,290)	(3,331)

Total revenues	$50,251	$55,179

	March 31,	December 31,
	2005	2004
Identifiable assets:

Americas	$272,524	$279,282
Europe	42,350	38,464
Asia/Pacific	15,311	14,821

Total identifiable assets	$330,185	$332,567

          Revenues for the Americas include $4.2 million and $3.4 million from Canada and Latin America in the three months ended March 31, 2005 and 2004, respectively. Identifiable assets for the Americas include $12.7 million $10.9 million in Canada and Latin America as of March 31, 2005 and December 31, 2004, respectively.

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

          A summary of the revenues, operating income (loss), and depreciation attributable to each of these business segments for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months
	Ended March 31,
	2005	2004
Revenues:
Retail Enterprise Systems	$33,764	$38,727
In-Store Systems	4,406	4,358
Collaborative Solutions	12,081	12,094

	$50,251	$55,719

Operating income (loss):
Retail Enterprise Systems	$5,583	$5,046
In-Store Systems	(403)	(41)
Collaborative Solutions	2,491	2,951
Other (see below)	(7,937)	(9,882)

	$(266)	$(1,926)

Depreciation:
Retail Enterprise systems	$1,329	$1,417
In-Store systems	292	233
Collaborative Solutions	435	369

	$2,056	$2,019

Other:
Amortization of intangible assets	$849	$841
Restructuring charge and adjustments to acquisition-related reserves	1,559	2,824
General and administrative expenses	5,529	6,217

	$7,937	$9,882

          Operating income in the Retail Enterprise Systems, In-Store Systems and Collaborative Solutions business segments includes direct expenses for software licenses, maintenance services, service revenues, amortization of acquired software technology, and certain sales, marketing and product development expenses, as well as allocations for other sales, marketing and product development expenses, occupancy costs and depreciation expense. The “Other” caption includes general and administrative expenses and other charges that are not directly identified with a particular business segment and which management does not consider in evaluating the operating income (loss) of the business segment.

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

Significant Trends and Developments in Our Business

          Outlook for Second Quarter 2005. Software license sales may continue to vary significantly from quarter-to-quarter for the remainder of 2005. We currently expect a sequential increase in software license sales in second quarter 2005, particularly in the Americas region (United States, Canada and Latin America) and in the Europe region (Europe, Middle East and Africa), due to a substantially larger sales pipeline at the start of second quarter 2005 than we had going into first quarter 2005. The Asia/Pacific region remains weak in terms of overall performance. We believe our competitive position in Asia/Pacific remains good, and we are winning a high percentage of the opportunities we encounter; however, the region has not shown any broad signs of economic recovery or growth in the overall volume of business.

          An important component of our strategic operational plan for 2005 (“2005 Operating Plan”) is to improve the profitability of our services organization, primarily as a result of the actions undertaken in fourth quarter 2004 to increase the utilization of our services personnel through headcount reductions. We currently expect our services revenues to remain flat to down slightly in second quarter 2005 compared to first quarter 2005. In addition, service margins may experience downward pressure in second quarter 2005 depending upon the level of use of our consultants in pre-sales and product development activities and our overall software performance, which impacts incentive compensation.

          Our 2005 Operating Plan is designed to deliver higher profitability through a reduced cost structure, even if global spending levels for information technology or the overall market environment does not improve over 2004. We reduced our operating costs and improved our overall profitability in first quarter 2005 as a result of the restructuring activities and cost reductions taken in fourth quarter 2004 in connection with the implementation of our 2005 Operating Plan. An additional restructuring charge was taken in first quarter 2005 to substantially complete this plan. We expect our total costs and expenses to remain flat in second quarter 2005 compared to first quarter 2005. In addition, we expect a modest sequential decline in product development expenses in second quarter 2005 as we begin to realize the full impact of the staged headcount reductions that we set in motion in November 2004. Quarterly sales and marketing expense will vary during 2005 primarily as a result of incentive compensation, which is directly associated with the volume of software sales and the timing of marketing events. Therefore, even with the anticipated sequential increase in software license sales in second quarter 2005, we believe sales and marketing expense will remain flat with first quarter 2005. General and administrative expenses are expected to increase modestly in second quarter 2005 compared to first quarter 2005 as we “go live” on our new internal financial system, and as a result of the outside costs associated with the startup of Sarbanes-Oxley compliance procedures for 2005.

          Changes in Buying Patterns Continue to Impact our Operating Results. The retail industry and its suppliers continue to exercise significant due diligence prior to making large capital outlays, and the decision-making process for investments in information technology remains highly susceptible to deferral. Delays in the decision-making process have been, and may continue to be, the most significant issue affecting our software license revenue results. Delays in the customer decision-making processes have resulted from a number of factors including uncertain economic conditions, extended due diligence procedures designed to minimize risk, corporate reorganizations, consolidations within the industry, the appointment of new senior management, and the increasing trend by companies to seek board-level approval for all significant investments in information technology. As a result, our sales cycles remain elongated and we continue to experience uncertainty predicting the size and timing of individual contracts, particularly the closure of large software licenses ($1.0 million or greater), which continues to remain uneven from quarter-to-quarter. For example, we signed no large software license in first quarter 2005 compared to five in fourth quarter 2004 and two in first quarter 2004. Sales to new customers have historically required between three and nine months from generation of the sales lead to the execution of a software license agreement. Sales cycles are typically longer and more complex for larger dollar projects, large multi-national retail organizations and retailers in certain geographic regions.

          We have historically recognized a substantial portion of our software license revenues under an Initial License Fee model. Under this license model, software license contracts are structured to enable the Company to recognize 100% of the software license revenue upon execution of the contract provided all of the revenue recognition criteria set forth in Statement of Position 97-2, Software Revenue Recognition have been met. However, due to the elongated sales cycles we are experiencing and the absence of a predictable base demand, we have begun to increasingly offer larger customers in the Americas region the option to purchase software licenses under Proof of Concept and Milestone-Based licensing models in order to mitigate their risk aversion. Under the Proof of Concept license model, customers are allowed to try one or more of our solutions before they purchase them, either in a proof of concept, pilot, or prototype environment, or during the performance of business process analyses or benchmarking activities. Under the Milestone-Based license model, payment of the software license fees are aligned with the achievement of defined milestones or deliverable objectives within an agreed timeframe. Although the purchase of software licenses under the Proof of Concept and Milestone-Based licensing models will delay the recognition of revenue, we believe these licensing models may improve our ability to predict the timing of software license revenues and over time, decrease our dependence on Initial License Fee model transactions, which have historically been the least predictable element of our revenue stream. It is still too early to determine the timing and magnitude of the impact these new licensing models will have on our operating results

          Economic conditions have negatively impacted the demand for our Merchandise Operations Systems and In-Store Systems in recent years. Although we believe that significant growth in the transaction systems market will require sustained macroeconomic improvement, we have seen signs that companies are beginning to address long-standing issues in their enterprise systems environments, which could potentially signal a general improvement in demand for our Merchandise Operations Systems. We continue to believe there are a substantial number of retailers worldwide who will ultimately be faced with the need to update their Merchandise Operations Systems.

          Our Competitive Environment is Changing. Our industry has been going through a transition over the past few years that has resulted in fewer competitors in every significant product market we supply. Currently, we believe there are only two primary global competitors left for our Merchandise Operations Systems, Oracle Corporation (which acquired Retek, Inc. on April 12, 2005) and SAP AG. Similarly, we believe the number of significant competitors for our In-Store Systems and Strategic Merchandise Management Systems have declined.

          We do not believe Oracle’s acquisition of Retek, Inc. will have any significant impact on our near-term strategy. We will continue to consolidate our products onto a common technological platform and drive growth not only in the retail marketplace but also with the suppliers to the retail industry in the collaborative solutions marketplace. Although, the acquisition has the potential to create some additional delays around decisions made by larger Tier 1 customers to purchase Merchandise Operations Systems, we believe there are only a small number of these decisions made each year. In addition, we believe our Strategic Merchandise Management Solutions, which bring together forecasting and replenishment, planning and category management solutions, provide a unique offering and a strong competitive advantage as neither Oracle Corporation or SAP AG currently offer comprehensive analytic and optimization solutions. We also believe that potential customers are far more likely to drive their software application decision processes based on the suite of analytic and optimization solutions a vendor is able to provide rather than on the financial or human resource systems that may be offered. The majority of our current software license transactions are for Strategic Merchandise Management Solutions. Product revenues from Strategic Merchandise Management Solutions transactions can be as high as the revenues realized on sales of Merchandise Operations Systems.

          Software license revenues from existing customers represented 83% of software license revenues in first quarter 2005 compared to 74% in first quarter 2004. We believe that sales of add-on products to existing customers will continue to comprise a majority of our software revenues and that this metric is a direct result of our large customer base, principally amassed through our acquisition activities in 2000 and 2001, and the focus we have and will continue to place on back-selling opportunities for both our existing JDA Portfolio synchronized products and our next generation PortfolioEnabled products. Over the past five years, the acquisition of Strategic Merchandise Management Solutions such as Portfolio Space Management by Intactix and Portfolio Replenishment by E3 have provided significant back-selling and growth opportunities in our customer base as approximately 60% of our retail customer base, and substantially all of our CPG manufacturers and wholesale customers, still only own applications from one of our product families. We believe that once a customer has purchased multiple products from us, we are more likely to be viewed as a strategic partner in terms of their information systems strategy rather than simply a “point solution provider.”

          Business Opportunities and Growth Strategies. We continue to believe there are three distinct growth opportunities in the current economic environment:

•	Offer value propositions in our products and licensing models that make the purchase of our solutions easier and reduce the customers’ risk of investment. Many of our prospective customers have had poor experiences with other information technology vendors. These customers are often reluctant to incur the “upfront” license fees in our traditional Initial License Fee model because it places much of the risk of a difficult implementation on the customer. To address our customers’ concerns and overcome their caution, we have begun to increasingly offer larger customers in the Americas region the option to purchase software licenses under Proof of Concept and Milestone-Based licensing models in order to mitigate their risk aversion. We do not plan to offer these kinds of contractual terms for smaller transactions, which we believe will continue to close as they have historically. We anticipate these new licensing models will result in extended software license revenue streams that will be advantageous in the longer run; however they may reduce revenues in the near term. We further expect to realize greater average selling prices in larger transactions under the Proof of Concept and Milestone-Based licensing models than have been realized historically under our Initial License Fee model.

•	Generate new business opportunities with existing and prospective customers with next generation JDA Portfolio products. We believe our next generation of JDA Portfolio products, PortfolioEnabled, will create opportunities with prospective customers who seek a single, integrated solution that combines the retail disciplines of planning, assortment, purchasing, allocations and replenishment. We do not currently expect to be able to estimate the rate of acceptance of these new products until late 2005 or early 2006; however, during first quarter 2005, our sales organization did encounter some difficultly in determining whether to propose the existing JDA Portfolio synchronized products or the next generation PortfolioEnabled products to prospective customers. As with all new product adoption curves, we expect progress to be slow initially and then accelerate once early adopters of the PortfolioEnabled applications begin to “go live.” We began delivery of these solutions in early 2005 beginning with Portfolio Replenishment Optimization by E3 (“PRO”) and Portfolio Knowledge Base. In second quarter 2005 we plan to release a PortfolioEnabled solution for enterprise planning that will ultimately replace certain of the Portfolio Planning Solutions by Arthur, including Merchandise Planning by Arthur and Assortment Planning by Arthur. The initial PortfolioEnabled solutions may not offer every capability of their predecessor products but will offer other advantages such as an advanced technology platform, the ability of PRO to install on Unix/Oracle environments utilizing Microsoft .Net componentry with subsequent releases to include Microsoft SQL 2005, or other significant functional advantages such as “planning by attribute” capabilities in the enterprise planning solution. Further, the PortfolioEnabled products do offer some significant capabilities that go beyond the current generation products they are replacing, and as a result, we believe they are in and of themselves competitive in the marketplace. On this basis, the PortfolioEnabled products may initially be more attractive to new customers during competitive bids, as opposed to existing customers for upgrade cycles. Sales cycles to new customers tend to be more elongated than those to existing customers who already have contracts in place with us and prior experience with our products. We also believe there will be opportunities to sell new add-on solutions to those customers that do choose to move to the PortfolioEnabled versions of the JDA Portfolio applications.

•	Expansion of our business into areas that are complementary to our traditional retail base. We have begun to develop and deploy broader and more sophisticated solutions to the non-retail market. Our new Optimize on Demand solution has taken the basic Space Planning by Intactix application and expanded it into a strategic category management offering, including additional JDA applications. In addition, we are developing new solutions around business practices such as sales and operations planning that will add to our growing complement of non-retail solutions. Finally, we continue to grow our collaborative planning, forecasting and replenishment (“CPFR”) business and now have over 260 trading partners worldwide with an estimated annual trading value of over $4.3 billion who are live and fully operational on our Marketplace Replenishment CPFR solution. We will continue to search for acquisition opportunities to further develop our Collaborative Solutions business.

          Long-Term Prospects For The In-Store Systems Business Segment Are Promising, But Recent Results Are Below Expectations. The In-Store Systems business segment provided 9% of our total revenues in first quarter 2005 compared to 8% in first quarter 2004. Total revenues in this business segment were $4.4 million in first quarter 2005 which is flat with fourth quarter 2004 and first quarter 2004. The In-Store Systems business segment has been negatively impacted in recent years by poor economic conditions that have caused retailers to delay major capital appropriations and by what we believe is a major platform transition as market demand moves from Window-based to Java-based point-of-sale applications. Portfolio Point of Sale (“PPOS”), our Java-based point-of-sale application, was commercially released in second quarter 2003. We have only sold the PPOS application to a limited number of customers since its initial release. We do not believe the In-Store Systems business segment will experience any significant organic growth until the PPOS application becomes more mature and early adopters complete their implementations and become referenceable. Industry surveys indicate that point-of-sales systems are becoming an increased priority for retailers, and we believe potential customers may look to partner with broad solutions providers such as JDA that can bring all aspects of store operations into one integrated suite, including point-of-sale tilling functions, in-store inventory management functions, customer relationship management, space planning and workforce management solutions, rather than software vendors that only offer in-store systems. Accordingly, we believe the long-term prospects for the PPOS application and the In-Store Systems business segment are promising, in part because we believe we are positioned to take advantage of this anticipated replacement cycle for point-of-sales systems that is being driven by a shift to new technology platforms. However, the timing and full impact of the replacement cycle is unclear.

          We Continue to Invest Heavily in New Product Development. We invested $11.7 million in first quarter 2005 and approximately $433 million from 1996 to 2004 in new product development and the acquisition of complementary products. The acquisitions of Arthur and Timera extended our product offerings in the Retail Enterprise Systems and In-Store Systems segments of our business. The acquisitions of Intactix, NeoVista Decision Series, E3, Vista, and Engage not only have expanded our product offerings, but have also provided us with collaborative applications that address new vertical market opportunities with the manufacturers and wholesalers who supply our traditional retail customers. We believe our strategy of expanding our product portfolio and increasing the scalability of our products has been the key element in attracting larger retail customers, and we believe that it has resulted in new customers licensing multiple products, as well as enhanced back-selling opportunities in our customer base.

          We are developing a series of enhancements and the next generation of JDA Portfolio products, PortfolioEnabled, based primarily upon the .Net Platform that we believe will position us uniquely in the retail and collaborative solutions markets. We will continue to offer PortfolioEnabled applications that operate with other market accepted platforms such as Oracle, the IBM iSeries platform where feasible, and where appropriate, Java-based technology. Our goals are to ensure that our solutions offer: (i) increased ease of use, (ii) increased integration of business processes, (iii) reduced cost of ownership, (iv) faster implementation, and (v) faster return on investment. The initial PortfolioEnabled solutions may not offer every capability of their predecessor products but will offer other advantages such as an advanced technology platform, the ability of PRO to install on Unix/Oracle environments utilizing Microsoft .Net componentry with subsequent releases to include Microsoft SQL 2005, or other significant functional advantages such as “planning by attribute” capabilities in the enterprise planning solution. Further, the PortfolioEnabled products do offer some significant capabilities that go beyond the current generation products they are replacing, and as a result, we believe they are in and of themselves competitive in the marketplace. On this basis, the PortfolioEnabled products may initially be more attractive to new customers during competitive bids, as opposed to existing customers for upgrade cycles. Sales cycles to new customers tend to be more elongated than those to existing customers who already have contracts in place with us and prior experience with our products. We will continue selling the equivalent Portfolio Synchronized versions of these products until the new PortfolioEnabled solutions have achieved critical mass in the marketplace.

          Consistent with our 2005 Operating Plan, we have begun to leverage our past investment in product development by reducing our level of product development expenditures, in absolute dollars and as a percentage of revenues. We have begun the process of transition to our new PortfolioEnabled solutions, and as a result, we are now reducing the “double investment” in products that we have endured over the past two years. JDA Portfolio version 2005.1, the fourth synchronized release of our products, was released in first quarter 2005 and included enhancements to virtually all of our existing products that will enable them to maintain their competitive edge. In first quarter 2005 we released the first versions of the PortfolioEnabled solutions beginning with Portfolio Replenishment Optimization by E3 and Portfolio Knowledge Base. In second quarter 2005 we plan to release a PortfolioEnabled solution for enterprise planning that will ultimately replace certain of the Portfolio Planning Solutions by Arthur, including Merchandise Planning by Arthur and Assortment Planning by Arthur. This has been a significant investment by the Company as we have been building this next generation of products while developing JDA Portfolio version 2005.1. With the realignment of our resources at the end of 2004 we have now increased our focus on the development of the PortfolioEnabled solutions, reduced our investment in existing JDA Portfolio products going forward, and will leverage the most current release of these applications.

          The JDA Portfolio Investment Protection Program provides existing customers with a platform transfer right to the new .Net Platform, if and when available, at no additional license fee under certain conditions. Customers will pay any required third party charges associated with the new platform. We will encourage our customers to move to the .Net Platform; however, at this time we are unable to estimate how many of our existing customers will take advantage of this program. A similar investment protection program is available for In-Store Systems customers, which provides a platform transfer right from Win/DSS to PPOS. Approximately one-third of our domestic Win/DSS customers have indicated they intend to participate in the In-Store Systems investment protection program.

          We Intend to Continue to Grow Our Business Through Acquisitions. We believe there are opportunities to grow our business through the acquisition of complementary and synergistic companies, products and technologies. We have historically looked at cash acquisitions in the $5 million to $25 million range that could be readily integrated, accretive to earnings, or that could shorten our time to market with new technologies. We are now focusing our acquisition strategy on larger companies, particularly those that have significant recurring revenues or that will increase the breadth of our JDA Portfolio offerings in the Collaborative Solutions business segment.

          We Recorded an Additional Charge for the Restructuring Initiatives Contemplated in Our 2005 Operating Plan. We recorded a $1.6 million charge in first quarter 2005 related to the restructuring initiatives contemplated in our 2005 Operating Plan. This charge, which is primarily for one-time termination benefits, is in addition to the $3.1 million restructuring charge recorded in fourth quarter 2004. The fourth quarter 2004 charge included $2.8 million in one-time termination benefits and $341,000 for the negotiated buyout or net rentals remaining under existing operating leases on certain facilities that were vacated by December 31, 2004. The restructuring initiatives include a consolidation of product lines, a net workforce reduction of approximately 12% or 159 FTE worldwide, and a reduction of certain office space in Northern Europe. The net workforce reduction includes certain employees involved in the product development (82 FTE), consulting services and training (54 FTE), sales and marketing (21 FTE), and administrative (16 FTE) functions in the Americas, Europe and Asia Pacific, offset by a net gain of 14 FTE in the customer support function resulting from the transfer of 20 developers and functional experts into the new Customer Directed Development (“CDD”) organization structure within our Customer Support Solutions group. The CDD group is responsible for improving the speed and efficiency of the Company’s issue resolution, support and enhancements for maintenance customers. A total of 110 FTE were terminated or open positions eliminated through December 31, 2004 with an additional 36 FTE terminated during first quarter 2005. We anticipate taking an additional charge of approximately $200,000 to $300,000 in second quarter 2005 to complete these restructuring initiatives and to sublet excess space.

          Management believes the restructuring initiatives in the 2005 Operating Plan will allow the Company to generate substantially higher profits if the revenue levels for 2005 are comparable to 2004. Specifically, management believes the restructuring initiatives will enable JDA to (i) streamline operations and reduce duplicate investments in product development by consolidating significant portions of the existing product suite on the .Net and Java platforms used in the PortfolioEnabled products, (ii) maximize the return from the Company’s ongoing investments in advanced technology for the delivery of highly specialized services via the Internet and internal administrative systems, and (iii) better align the Company’s operating strategies to identified growth areas in the market. JDA expects to realize an annualized cost reduction in the range of $15 million to $17 million once the 2005 Operating Plan is fully implemented.

          Our Financial Position is Strong and We Have Positive Operating Cash Flow. Our financial position remains strong and as of March 31, 2005 we had $100.2 million in cash, cash equivalents and marketable securities, as compared to $97.1 million at December 31, 2004. We generated $5.8 million in positive cash flow from operations during first quarter 2005 compared to $6.8 million in first quarter 2004. We believe our cash position is sufficient to meet our operating needs for the foreseeable future.

Results of Operations

          The following table sets forth certain selected financial information expressed as a percentage of total revenues for the periods indicated and certain gross margin data expressed as a percentage of software license revenue, maintenance services revenue, product revenues or services revenues, as appropriate:

	Three months
	Ended March 31,
	2005	2004
REVENUES:

Software licenses	21%	26%
Maintenance services	43	35

Product revenues	64	61

Consulting services	33	36
Reimbursed expenses	3	3

Service revenues	36	39

Total revenues	100	100

COST OF REVENUES:

Cost of software licenses	—	1
Amortization of acquired software technology	3	3
Cost of maintenance services	11	9

Cost of product revenues	14	13

Cost of consulting services	26	25
Reimbursed expenses	3	3

Cost of service revenues	29	28

Total cost of revenues	43	41

GROSS PROFIT	57	59

OPERATING EXPENSES:

Product development	23	25
Sales and marketing	19	20
General and administrative	11	11
Amortization of intangibles	2	1
Restructuring charges and adjustments to acquisition-related reserves	3	5

Total operating expenses	58	62

OPERATING LOSS	(1)	(3)

Other income, net	1	1

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	—	(2)

Income tax benefit	1	1

NET INCOME (LOSS)	1%	(1)%

Gross margin on software licenses	98%	95%
Gross margin on maintenance services	74%	74%
Gross margin on product revenues	78%	80%
Gross margin on service revenues	22%	27%

          The following table sets forth a comparison of selected financial information, expressed as a percentage change between quarters for the three months ended March 31, 2005 and 2004. In addition, the table sets forth cost of revenues and product development expenses expressed as a percentage of the related revenues:

	% Change
	Three Months ended March 31,
	2005	2004 to 2005	2004
Revenues:

Software licenses	$10,217	(30)%	$14,579
Maintenance	21,706	12%	19,307

Product revenues	31,923	(6)%	33,866
Service revenues	18,328	(14)%	21,293

Total revenues	50,251	(9)%	55,179

Cost of Revenues:

Software licenses	225	(67)%	678
Amortization of acquired software technology	1,299	3%	1,261
Maintenance services	5,613	13%	4,968

Product revenues	7,137	3%	6,907
Service revenues	14,365	(8%)	15,624

Total cost of revenues	21,502	(5%)	22,531

Gross Profit	28,749	(12%)	32,648

Operating Expenses:

Product development	11,676	(15%)	13,770
Sales and marketing	9,402	(14%)	10,922
General and administrative	5,529	(11%)	6,217

	26,607	(14%)	30,909

Amortization of intangibles	849	1%	841

Operating loss	$(266)	86%	$(1,926)

Cost of Revenues as a % of related revenues:
Software licenses	2%		5%
Maintenance services	26%		26%
Product revenues	22%		20%
Service revenues	78%		73%

Product Development as a % of product revenues	37%		41%

          The following tables set forth selected comparative financial information on revenues in our business segments and geographical regions, expressed as a percentage change between quarters for the three months ended March 31, 2005 and 2004. In addition, the tables set forth the contribution of each business segment and geographical region to total revenues in the three months ended March 31, 2005 and 2004, expressed as a percentage of total revenues:

	Retail Enterprise Systems	In-Store Systems	Collaborative Solutions
	2005 vs 2004	2005 vs 2004	2005 vs 2004
Software licenses	(43%)	(23%)	15%
Maintenance services	17%	14%	3%

Product revenues	(11%)	(3%)	7%
Service revenues	(15%)	6%	(20%)

Total revenues	(13%)	1%	—%

Product development	(20%)	(9%)	(7%)
Sales and marketing	(29%)	13%	37%

Operating income (loss)	11%	(883%)	(16%)

	Retail Enterprise Systems		In-Store Systems		Collaborative Solutions
	2005	2004	2005	2004	2005	2004
Contribution to total revenues	67%	70%	9%	8%	24%	22%

	The Americas	Europe	Asia/Pacific
	2005 vs 2004	2005 vs 2004	2005 vs 2004
Software licenses	(40%)	1%	(9%)
Maintenance services	13%	2%	14%

Product revenues	(9%)	2%	5%
Service revenues	(2%)	(43%)	(18%)

Total revenues	(7%)	(14%)	(8%)

	The Americas		Europe		Asia/Pacific
	2005	2004	2005	2004	2005	2004
Contribution to total revenues	68%	67%	23%	24%	9%	9%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Product Revenues

          Product revenues decreased in first quarter 2005 compared to first quarter 2004 primarily due to weaker than expected software license sales in the Americas region due to delays in the closure of certain deals, particularly those involving larger software licenses.

          Software Licenses.

          Retail Enterprise Systems. The decrease in software license revenues in this business segment in first quarter 2005 compared to first quarter 2004 resulted primarily from a delay in large deal closures in the Americas. The Retail Enterprise Systems business segment had no new software license deals of $1.0 million or more in first quarter 2005 compared to one in first quarter 2004 which also included an unusually large license sold as part of a $1.5 million multi-product deal that also included In-Store Systems.

          In-Store Systems. Software license revenues in this business segment decreased in first quarter 2005 compared to first quarter 2004. First quarter 2004 software license revenues included an unusually large license sold as part of a $1.5 million multi-product deal that also included Strategic Merchandise Management Solutions.

          Collaborative Solutions. Software license revenues in this business segment increased in first quarter 2005 compared to first quarter 2004. Licenses revenues for Marketplace Replenishment, our collaborative specific CPFR solution which is sold on a subscription basis and enables manufacturers, distributors and retailers to work from a single, shared demand forecast, increased 44% in first quarter 2005 compared to first quarter 2004 and represented approximately half of the overall increase.

          Regional Results. Software license revenues in the Americas region decreased in first quarter 2005 compared to first quarter 2004 primarily as a result of weaker than expected software license sales due to delays in the closure of certain deals, particularly those involving larger software licenses. Software license revenues from Retail Enterprise Systems and In-Store Systems applications in the Americas decreased 57% and 23%, respectively, offset in part by a 13% increase in Collaborative Solutions software license revenues. The Americas region had no new software license deals of $1.0 million or more in first quarter 2005 compared to two in first quarter 2004. Software license revenues in the Europe region increased slightly in first quarter 2005 compared to first quarter 2004 as a 13% increase in Collaborative Solutions software license revenues was substantially offset by a 3% decrease in software license revenues from Retail Enterprise Systems. Results in the Europe region were impacted by operational issues and management changes throughout 2004. We appointed a new Regional Vice President of the Europe region in January 2005. Software license revenues in the Asia/Pacific region decreased in first quarter 2005 compared to first quarter 2004 primarily due to a 19% decrease software license revenues from Retail Enterprise Systems, offset in part by a 59% increase in Collaborative Solutions software license revenues. There were no In-Store Systems sales in the Europe or Asia/Pacific regions in first quarter 2005 or 2004.

          Maintenance Services. The increase in maintenance services revenue in first quarter 2005 compared to first quarter 2004 is due primarily to new software license sales in the past twelve months and the correlating increase in our installed customer base.

Service Revenues

          Service revenues include consulting services, hosting services, training revenues, net revenues from our hardware reseller business and reimbursed expenses. The decrease in service revenues in first quarter 2005 compared to first quarter 2004 resulted primarily from decreases in implementation services for Retail Enterprise Systems and Collaborative Solutions. In-Store Systems service revenues increased 6% in first quarter 2005 compared to first quarter 2004. Demand continues to remain depressed for implementation services associated with Merchandise Operations Systems, which typically have higher implementation requirements, as well as the continued softness in our software sales performance, particularly in our international regions. Utilization rates for consulting services decreased to 46% in first quarter 2005 compared to 49% in first quarter 2004; however average billing rates remained flat at $200 per hour between the comparable quarters. Net revenues from our hardware reseller business decreased 34% to $510,000 in first quarter 2005 compared to $768,000 in first quarter 2004 which included an unusually large hardware transaction.

          Fixed bid consulting services work represented 17% of total consulting services revenue in first quarter 2005 compared to 14% in first quarter 2004.

Cost of Product Revenues

Cost of Software Licenses. The decrease in cost of software licenses in first quarter 2005 compared to first quarter 2004 resulted from a lower number of transactions that involved software products that incorporate functionality from third party software providers and require the payment of royalties, or the resale of third party software applications.

Amortization of Acquired Software Technology. The increase in amortization of acquired software technology in first quarter 2005 compared to first quarter 2004 is due to the amortization of software technology acquired in the acquisition of Timera.

Cost of Maintenance Services. The increase in cost of maintenance services in first quarter 2005 compared to first quarter 2004 resulted primarily from a 7% increase in maintenance services headcount due to new software license sales in past twelve months and the correlating increase in our installed customer base, annual salary increases and higher training costs related to the Microsoft .Net Platform and our next generation PortfolioEnabled products and our Customer Directed Development organization structure.

Cost of Service Revenues

          The decrease in cost of service revenues in first quarter 2005 compared to first quarter 2004 resulted primarily from a 19% decrease in services headcount and a reduction in outside contractors, offset in part by annual salary increases and higher incentive compensation.

Gross Profit

          The decrease in gross profit dollars and gross profit percentage in first quarter 2005 compared to first quarter 2004 resulted primarily from the decrease in software license revenues and lower service revenue margins, offset in part by the increase in maintenance services revenue.

          The decrease in service revenue margins in first quarter 2005 compared to first quarter 2004 resulted primarily from reduced demand for consulting services, a 3% decrease in utilization rates for consulting services, higher incentive compensation, and a $258,000, or 34% decrease in net revenues from our hardware reseller business. Excluding the net revenues from the hardware reseller business, service margins were 19% in first quarter 2005 compared to 24% in first quarter 2004.

Operating Expenses

          Operating expenses, excluding amortization of intangibles and restructuring charges and adjustments to acquisition-related reserves decreased 14% in first quarter 2005 compared to first quarter 2004, and represented 53% and 56% of total revenues in the comparable quarters, respectively. The decrease in operating expenses includes a decrease in salaries and benefits related to the restructuring initiatives undertaken during fourth quarter 2004 and first quarter 2005, a decrease in the use of outside contractors in our PortfolioEnabled product development activities, lower commissions due to the decrease in software license revenues, higher capitalized costs associated with the development of our internal financial systems, a decrease in the bad debt provision and customer dispute requirements.

          Product Development. The decrease in product development expense in first quarter 2005 compared to first quarter 2004 resulted primarily from a 26% decrease in product development headcount related to the restructuring initiatives undertaken during fourth quarter 2004 and first quarter 2005, a $300,000 decrease in the use of outside contractors in our PortfolioEnabled product development activities, and a $343,000 vendor cost reimbursement for acceleration of certain funded development activities, offset in part by annual salary increases. At of March 31, 2005, we had 308 employees in the product development function compared to 418 at March 31, 2004.

          Sales and Marketing. The decrease in sales and marketing expense in first quarter 2005 compared to first quarter 2004 resulted primarily from a 15% decrease in sales and marketing headcount related to the restructuring initiatives undertaken during fourth quarter 2004 and first quarter 2005 and lower commissions due to the 30% decrease in software license revenues, offset in part by annual salary increases. At March 31, 2005, we had 136 employees in the sales and marketing function compared to 159 at March 31, 2004. These totals include 65 and 75 direct sales representatives, respectively.

          General and Administrative. The decrease in general and administrative expenses in first quarter 2005 compared to first quarter 2004 resulted from a 5% decrease in general and administrative headcount related to the restructuring initiatives undertaken during fourth quarter 2004 and first quarter 2005, a $480,000 reduction in the bad debt and customer dispute requirements, a $234,000 increase in capitalized costs associated with the development of our internal financial systems, offset in part by annual salary increases.

          Amortization of Intangibles. The increase in amortization of intangibles in first quarter 2005 compared to first quarter 2004 resulted from the amortization of customer list intangibles acquired in the acquisition of Timera.

          Restructuring Charge and Adjustments to Acquisition-Related Reserves. We recorded a $1.6 million charge in first quarter 2005 related to the restructuring initiatives contemplated in our 2005 Operating Plan. This charge, which is primarily for one-time termination benefits, is in addition to the $3.1 million restructuring charge recorded in fourth quarter 2004. The fourth quarter 2004 charge included $2.8 million in one-time termination benefits and $341,000 for the negotiated buyout or net rentals remaining under existing operating leases on certain facilities that were vacated by December 31, 2004. The restructuring initiatives include a consolidation of product lines, a net workforce reduction of approximately 12% or 159 FTE worldwide, and a reduction of certain office space in Northern Europe. The net workforce reduction includes certain employees involved in the product development (82 FTE), consulting services and training (54 FTE), sales and marketing (21 FTE), and administrative (16 FTE) functions in the Americas, Europe and Asia Pacific, offset by a net gain of 14 FTE in the customer support function resulting from the transfer of 20 developers and functional experts into the new Customer Directed Development (“CDD”) organization structure within our Customer Support Solutions group. The CDD group is responsible for improving the speed and efficiency of the Company’s issue resolution, support and enhancements for maintenance customers. A total of 110 FTE were terminated or open positions eliminated through December 31, 2004 with an additional 36 FTE terminated during first quarter 2005. We anticipate taking an additional charge of approximately $200,000 to $300,000 in second quarter 2005 to complete these restructuring initiatives and sublet excess space.

          We recorded a $2.7 million restructuring charge in first quarter 2004 for $1.8 million in one-time termination benefits related to a workforce reduction of 47 full-time employees (“FTE”), primarily in sales (15 FTE) and consulting services (18 FTE) functions in the Americas, Europe and Asia/Pacific, and $900,000 for closure costs of certain offices in the Americas and Europe that were either under-performing or under-utilized and used primarily by consulting services personnel. All workforce reductions and office closures associated with this charge were made on or before March 31, 2004.

          During first quarter 2004, we also recorded a $125,000 net increase to our acquisition-related reserves primarily due to an increase in the estimated facility closure costs recorded in connection with the acquisition of E3 Corporation.

Operating Income (Loss)

          We incurred an operating loss of $266,000 in first quarter 2005 compared to operating loss of $1.9 million in first quarter 2004. The decrease in the operating loss is due to a $5.5 million reduction in total costs and operating expenses, which resulted primarily from a 13% decrease in average headcount related to the restructuring initiatives undertaken in fourth quarter 2004 and first quarter 2005, a $1.3 million lower restructuring charge and a $1.1 million decrease in incentive compensation, offset in part a 9% decrease in total revenues.

          Operating income in our Retail Enterprise Systems business segment increased to $5.6 million in first quarter 2005 compared to $5.0 million in first quarter 2004. The increase in operating income in this business segment resulted from an 8% decrease in total cost of revenues, a 29% decrease in allocated sales and marketing costs, and a 20% decrease in product development costs, offset in part by $5.0 million decrease in total revenues.

          The operating loss in our In-Store Systems business segment increased to $403,000 in first quarter 2005 compared to $41,000 in first quarter 2004. The increase in the operating loss in this business segment results from a 24% increase in total cost of revenues and a 13% increase in allocated sales and marketing costs based upon the pro rata share of software sales that came from this business segment, offset in part by a 9% decrease in product development costs.

          Operating income in our Collaborative Solutions business segment decreased to $2.5 million in first quarter 2005 compared to $3.0 million in first quarter 2004. The decrease in the operating income in this business segment results from a 37% increase in allocated sales and marketing costs based upon the pro rata share of software sales that came from this business segment, offset in part by a 7% decrease in product development costs.

Income Tax Benefit

          We recorded an income tax benefit of $453,000 in first quarter 2005 that includes a tax provision of $92,000 and a net one-time income tax benefit of $545,000 resulting from revisions of certain tax estimates in prior years. The net one-time income benefit includes an $850,000 adjustment to our estimate of the foreign tax credit carry forward for taxes withheld in Mexico and Taiwan from 2000 to 2002. We have reduced our FAS 5 income tax contingency to reflect this change in the foreign tax credit carry forward as we had previously believed that these taxes would not be recoverable. We also recorded a $292,000 adjustment in our German subsidiary for our revised estimate of the net operating loss deferred tax asset and the current income tax liability, and a $241,000 adjustment in our Japanese subsidiary to reflect a revision of the income taxes payable upon the filing of the 2004 tax return in first quarter 2005. These benefits have been reduced by a $654,000 adjustment for additional income tax expense related to our revised estimate of the amount realizable at the beginning of 2005 for the depreciation deferred tax asset and a $184,000 adjustment for additional income tax expense related to our revised estimate of the amounts realizable for certain other deferred tax assets related to our UK and Singapore subsidiaries. The effective income tax rate for first quarter 2005, excluding the effect of the net one-time tax benefit, is 37%.

          We recorded an income tax benefit of $741,000 in first quarter 2004 that includes a $329,000 tax refund from the settlement of an Internal Revenue Service (“IRS”) audit of our 1998 and 1999 federal income tax returns and an agreement with the IRS to allow the Company to take a research and development expense tax credit for most of the qualifying expenses originally reported in these returns. The effective income tax rate for the first quarter of 2004, excluding the effect of the $329,000 one-time tax benefit, is 35%.

          The income tax benefits recorded in first quarter 2005 and 2004 take into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and do not include the tax benefits realized from the employee stock options exercised during first quarter 2005 and 2004 of $61,000 and $48,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in capital.

Liquidity and Capital Resources

          We had working capital of $96.7 million at March 31, 2005 compared to $94.8 million at December 31, 2004. Cash and marketable securities at March 31, 2005 were $100.2 million, an increase of $3.1 million from the $97.1 million reported at December 31, 2004. The increase in working capital, and our cash and marketable securities balances during first quarter 2005 resulted primarily from the net cash provided by operating activities.

          Net accounts receivable were $36.3 million or 65 days sales outstanding (“DSOs”) at March 31, 2005 compared to $39.5 million, or 62 days sales outstanding (“DSOs”) at December 31, 2004. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including seasonality, shifts in customer buying patterns, the timing of annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues. The collection of accounts receivable continues to be an area of focus and we consistently apply our credit authorization procedures.

          Operating activities provided cash of $5.8 million in first quarter 2005 and $6.8 million in first quarter 2004. The principle sources of our cash flow from operations are typically net income adjusted for depreciation and amortization, collections on accounts receivable, and increases in deferred maintenance revenue which result from support services billings to a larger install base. In addition, cash flow from operations was reduced in first quarter 2005 by a $5.0 million decrease in accrued expenses and other current liabilities which resulted primarily from the payment of incentive compensation accrued in fourth quarter 2004 and payment of expenses associated with the restructuring charge taken fourth quarter 2004, a $1.4 million increase in prepaid expenses and other current assets and a $1.2 million decrease in accounts payable. Cash flow from operations in first quarter 2004 were also affected by increases in accrued expenses and accounts payable of $2.8 million and $1.6 million, respectively, and a $7.0 million increase in accounts receivable due primarily to higher total revenues and the timing of customer payments, and a $1.4 million increase in income tax receivable.

          Investing activities utilized cash of $1.1 million in first quarter 2005 and $40.1 million in first quarter 2004. Net cash utilized by investing activities in first quarter 2005 included $1.6 million in capital expenditures and a $1.1 million from payments received on the promissory note receivable from Silvon Software, Inc. Net cash utilized by investing activities in first quarter 2004 included $23.8 million in cash expended to purchase our corporate office facility, $13.6 million in cash expended to acquire Timera Texas, Inc. and $3.7 million in other capital expenditures. All other variances between first quarter 2005 and first quarter 2004 are due to normal maturing and reinvesting of marketable securities.

          Financing activities utilized cash of $1.5 million in first quarter 2005 and provided cash of $332,000 in first quarter 2004. The activity in both periods includes proceeds from the issuance of common stock under our stock option plans. Financing activities in first quarter 2005 also include the repurchase of 157,000 shares of our common stock for $2.2 million.

          Changes in the currency exchange rates of our foreign operations had the effect of decreasing cash by $581,000 in first quarter 2005 and $67,000 in first quarter 2004. The change in first quarter 2005 is due to a slight improvement of the US Dollar against major foreign currencies including the Euro and the British Pound. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the short-term foreign currency exchange exposure associated with foreign currency denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income, net, offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.

          We Intend to Continue to Grow Our Business Through Acquisitions. We believe there are opportunities to grow our business through the acquisition of complementary and synergistic companies, products and technologies. We have historically looked at cash acquisitions in the $5 million to $25 million range that could be readily integrated, accretive to earnings, or that could shorten our time to market with new technologies. We are now focusing our acquisition strategy on larger companies, particularly those that have significant recurring revenues or that will increase the breadth of our JDA Portfolio offerings in the Collaborative Solutions business segment.

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

          Treasury Stock Repurchase Program. On February 15, 2005, our Board of Directors approved a program to repurchase from time to time at management’s discretion up to one million shares of the Company’s common stock on the open market or in private transactions until January 26, 2006 at prevailing market prices. The program was adopted as part of our revised approach to equity compensation, which will emphasize performance-based awards to employees and open market stock repurchases by the Company designed to mitigate or eliminate dilution from future employee and director equity-based incentives. The repurchase of shares under this program will result in a decrease to our working capital. Through March 31, 2005, we have purchased a total of 157,000 shares of our common stock for $2.2 million under this program.

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

Critical Accounting Policies

          We have identified the policies below as critical to our business operations and the understanding of our results of operations. There have been no changes in our critical accounting policies during first quarter 2005. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Software license revenue is generally recognized using the residual method when:

➢	Persuasive evidence of an arrangement exists and a license agreement has been signed;

➢	Delivery, which is typically FOB shipping point, is complete;

➢	Fees are fixed and determinable and there are no uncertainties surrounding product acceptance;

➢	Collection is considered probable; and

➢	Vendor-specific evidence of fair value (“VSOE”) exists for all undelivered elements.

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

•	Product Development. The costs to develop new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. We consider technological feasibility to have occurred when all planning, designing, coding and testing have been completed according to design specifications. Once technological feasibility is established, any additional costs would be capitalized. We believe our current process for developing software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

•	Income Taxes. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We follow specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.

•	Stock-Based Compensation. We do not record compensation expense for options granted to our employees as all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and account for stock-based compensation using the intrinsic-value method, and provide pro forma disclosure on a quarterly and annual basis of net income (loss) and net income (loss) per common share for employee stock option grants made, as if the fair-value method defined in SFAS No. 123 had been applied.

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

The following table presents pro forma disclosures required by SFAS No. 123 and SFAS No. 148 of net income (loss) and basic and diluted earnings (loss) per share as if stock-based compensation expense had been recognized during the three months ended March 31, 2005 and 2004. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting. Stock-based compensation expense for first quarter 2004 has been adjusted to reflect the revised tax benefit available for incentive stock options generated at the time of exercise.

	Three Months
	Ended March 31,
	2005	2004
Net income (loss) — as reported	$703	$(437)
Less: stock-based compensation expense, net of related tax effects	(3,627)	(923)

Pro forma net income (loss)	$(2,924)	$(1,360)

Basic earnings (loss) per share — as reported	$.02	$(.02)
Diluted earnings (loss) per share — as reported	$.02	$(.02)
Basic earnings (loss) per share — pro forma	$(.10)	$(.05)
Diluted earnings (loss) per share — pro forma	$(.10)	$(.05)

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), Share Based Payment (“SFAS No. 123(R)”) which is a revision of SFAS No. 123, supersedes APB No. 25 and SFAS No. 148, and amends Statement of Financial Accounting Standard No. 95, Statement of Cash Flows (“SFAS No. 95”). Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123; however, SFAS No. 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) was initially required to be adopted in the next reporting period beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission (the “SEC”) adopted a rule that amends this compliance date to allow companies to implement SFAS No. 123(R) at the beginning of the first fiscal year beginning after June 15, 2005.

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

On March 29, 2005, the SEC issued Staff Accounting Bulletin Topic 14 (“SAB 107”). SAB 107, which becomes effective for public companies upon their adoption of SFAS No. 123(R), describes the SEC Staff’s views in determining the assumptions that underlie the fair value estimates and interaction of SFAS No. 123(R) with certain existing SEC guidance. We plan to adopt SFAS No. 123(R) on January 1, 2006 using the modified prospective method.

As permitted by SFAS No. 123, the company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method could potentially have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings per share above and in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended

December 31, 2004. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current authoritative literature. This requirement will reduce net cash flows from operating activities in periods after adoption. While we cannot estimate what those amounts will be in the future (because this would depend on, among other things, when employees exercise stock options), we have recognized $61,000 in first quarter 2005 and $48,000 in first quarter 2004 in operating cash flows for such excess tax deductions.

On February 15, 2005, the Compensation Committee of our Board of Directors (the “Committee”) approved the immediate vesting of all unvested stock options previously awarded to employees, officers and directors. The accelerated options were issued under our 1995 Stock Option Plan, 1996 Stock Option Plan, 1996 Outside Director Stock Option Plan and 1998 Non-statutory Stock Option Plan. The Committee made the decision to immediately vest these options based in part on the issuance of SFAS No. 123(R). The Committee also considered the reduced level of cash bonuses paid to employees and officers in 2004, the fact that there are no equity awards planned in 2005, other than for certain new hires, and recognized that the exercise of any accelerated options would bring cash into the Company. Absent the acceleration of these options, upon adoption of SFAS No. 123(R), we would have been required to recognize approximately $3.7 million in pre-tax compensation expense from these options over their remaining vesting terms. By vesting all previously unvested options, the stock-based compensation expense under SFAS No. 123 will only be reflected in our footnote disclosures. Further, we believe the future stock-based compensation expense to be recorded under SFAS No. 123(R) related to these options is significantly reduced and would be immaterial to our financial results. However, there can be no assurance that these actions will avoid the recognition of future compensation expense in connection with these options.

Employees, officers and directors will benefit from the accelerated vesting of their stock options in the event they terminate their employment with or service to the Company prior to the completion of the original vesting terms as they would have the ability to exercise certain options that would have otherwise been forfeited. No stock-based compensation expense will be recorded with respect to these options unless an employee, officer or director actually benefits from this modification. For those employees, officers and directors who do benefit from the accelerated vesting, we are required to record additional stock-based compensation expense equal to the intrinsic value of the option on the date of modification (i.e., February 15, 2005). The closing market price per share of our common stock on February 15, 2005 was $11.85 and the exercise prices of the approximately 1.4 million in unvested options on that date ranged from $8.50 to $28.20. Based on our historical employee turnover rates during the past three years, we currently estimate the potential additional stock-based compensation expense we may be required to record with respect to these options is approximately $45,000. No additional stock-based compensation expense was recorded in first quarter 2005 with respect to these options.

•	Derivative Instruments and Hedging Activities. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under SFAS No. 133. Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign denominated assets and liabilities. We recorded foreign currency exchange gains of $5,000 and $213,000 in the three months ended March 31, 2005 and 2004, respectively.

Other Recent Accounting Pronouncements

          In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS No. 153”). SFAS No. 153, which is effective for fiscal periods beginning after June 15, 2005, requires that exchanges of nonmonetary assets are to be measured based on fair value and eliminates the exception for exchanges of nonmonetary, similar productive assets, and adds an exemption for nonmonetary exchanges that do not have commercial substance. We do not participate in the exchange of nonmonetary assets.

Factors That May Affect Our Future Results or the Market Price of Our Stock

          We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2005 and for the three months then ended contained elsewhere in this Form 10-Q.

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

          We made certain decisions in fourth quarter 2004 regarding our cost structure and the rate of investment in new product development for certain purchased software. These decisions caused us to reduce our projected cash flows from certain affected products and required that we record a $1.1 million impairment loss on the trademarks we acquired from E3 Corporation. There can be no assurance that any future decisions we make regarding our cost structure and rate of investment in new product development will not result in additional write downs or impairment charges that will adversely affect our quarterly operating results.

Our Stock Price Has Been And May Remain Volatile.

          The trading price of our common stock has in the past and may in the future be subject to wide fluctuations. In general, our stock price has declined when we achieve lower than anticipated operating results. Examples of factors that we believe have led to disappointing results include the following:

•	Cancelled or delayed purchasing decisions

•	External and internal marketing issues;

•	Announcements of reduced visibility and increased uncertainty concerning future demand for our products;

•	Increased competition;

•	Elongated sales cycles;

•	A limited number of reference accounts with implementations in the early years of product release;

•	Certain design and stability issues in early versions of our products; and

•	Lack of desired features and functionality in our products.

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

Our Gross Margins May Vary Significantly or Decline.

          Because the gross margins on product revenues (software licenses and maintenance services) are significantly greater than the gross margins on consulting services revenue, our combined gross margin has fluctuated from quarter to quarter and it may continue to fluctuate significantly based on revenue mix. Demand for the implementation of products with longer implementation timeframes, specifically Merchandise Operations Systems and In-Store Systems, remains depressed. We believe that demand continues to be greater for products that have a higher short term ROI and lower total costs ownership with less disruption to the underlying business of our customers. As a result, most of our current implementations are for our Strategic Merchandise Management Solutions that have shorter implementation timeframes. The decline in software sales of Merchandise Operations Systems and In-Store Systems continues to have a corollary negative impact on our service revenues as consulting services revenue typically lags the performance of software revenues by as much as one year. In addition, our gross margins on consulting services revenue vary significantly with the rates at which we utilize our consulting personnel, and as a result, our overall gross margins will be adversely affected when there is not enough work to keep our consultants busy. We may face some constraints on our ability to adjust consulting service headcount and expense to meet demand, due in part to our need to retain consulting personnel with sufficient skill sets to implement and maintain our full set of products.

We May Misjudge When Software Sales Will Be Realized.

          Software license revenues in any quarter depend substantially upon contracts signed and the related shipment of software in that quarter. It is therefore difficult for us to accurately predict software license revenues. Because of the timing of our sales, we typically recognize the substantial majority of our software license revenues in the last weeks or days of the quarter, and we may derive a significant portion of our quarterly software license revenues from a small number of relatively large sales. In addition, it is difficult to forecast the timing of large individual software license sales with a high degree of certainty due to the extended length of the sales cycle and the generally more complex contractual terms that may be associated with such licenses that could result in the deferral of some or all of the revenue to future periods. Accordingly, large individual sales have sometimes occurred in quarters subsequent to when we anticipated. Although our increased use of Proof of Concept and Milestone-Based licensing models may improve our ability to predict the timing of certain deals, we expect to experience continued difficulty in accurately forecasting the timing of deals. If we receive any significant cancellation or deferral of customer orders, or we are unable to conclude license negotiations by the end of a fiscal quarter, our operating results may be lower than anticipated. In addition, any weakening or uncertainty in the economy may make it more difficult for us to predict quarterly results in the future, and could negatively impact our business, operating results and financial condition for an indefinite period of time.

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

We Have Invested Heavily in Re-Writing Many of Our Products for the Microsoft .Net Platform.

          We are developing a series of enhancements and the next generation of JDA Portfolio products, PortfolioEnabled, based upon the .Net Platform that we believe will position us uniquely in the retail and collaborative solutions markets. We will continue to offer PortfolioEnabled applications that operate with other market accepted platforms such as Oracle and the IBM iSeries and, where appropriate, Java-based technology. Our goals are to ensure that our solutions offer: (i) increased ease of use, (ii) increased integration of business processes, (iii) reduced cost of ownership, (iv) faster implementation, and (v) faster return on investment. The initial PortfolioEnabled solutions may not offer every capability of their predecessor products but will offer other advantages such as an advanced technology platform, the ability of PRO to install on Unix/Oracle environments utilizing Microsoft .Net componentry with subsequent releases to include Microsoft SQL 2005, or other significant functional advantages such as “planning by attribute” capabilities in the enterprise planning solution. Further, the PortfolioEnabled products do offer some significant capabilities that go beyond the current generation products they are replacing, and as a result, we believe they are in and of themselves competitive in the marketplace. On this basis, the PortfolioEnabled products may initially be more attractive to new customers during competitive bids, as opposed to existing customers for upgrade cycles. Sales cycles to new customers tend to be more elongated than those to existing customers who already have contracts in place with us and prior experience with our products. We will continue selling the equivalent Portfolio Synchronized versions of these products until the new PortfolioEnabled solutions have achieved critical mass in the marketplace.

          We have begun the process of transition to our new PortfolioEnabled solutions, and as a result, we are now reducing the “double investment” in products that we have endured over the past two years. JDA Portfolio version 2005.1, the fourth synchronized release of our products, was released in first quarter 2005 and included enhancements to virtually all of our existing products that will enable them to maintain their competitive edge. In first quarter 2005 we released the first versions of the PortfolioEnabled solutions beginning with Portfolio Replenishment Optimization by E3 and Portfolio Knowledge Base. In second quarter 2005 we plan to release a PortfolioEnabled solution for enterprise planning that will ultimately replace certain of the Portfolio Planning Solutions by Arthur, including Merchandise Planning by Arthur and Assortment Planning by Arthur. This has been a significant investment by the Company as we have been building this next generation of products while developing JDA Portfolio version 2005.1. We also plan to develop new products as well as shared code            components using the .Net Platform.

          The risks of our commitment to the .Net Platform include, but are not limited to, the following:

•	The possibility that it may be more difficult than we currently anticipate to develop our products for the .Net Platform, and we could incur costs in excess of our projections to complete the planned transition of our product suite;

•	The difficulty our sales organization may encounter in determining whether to propose the existing JDA Portfolio synchronized products or the next generation PortfolioEnabled products based on the .Net Platform to prospective customers;

•	The possibility that our .Net Platform beta customers will not become favorable reference sites;

•	Adequate scalability of the .Net Platform for our largest customers;

•	The possibility we may not complete the transition to the .Net Platform in the time frame we currently expect;

•	The ability of our development staff to learn how to efficiently and effectively develop products using the .Net Platform;

•	Our ability to transition our customer base onto the .Net Platform when it is available;

•	The possibility that it may take several quarters for our consulting and support organizations to be fully trained and proficient on this new technology and as a result, we may encounter difficulties implementing and supporting new products or versions of existing products based on the .Net Platform;

•	We may be required to supplement our consulting and support organizations with .Net proficient resources from our product development teams to support early .Net implementations which could impact our development schedule for the release of additional Net products;

•	Microsoft’s ability to achieve market acceptance of the .Net platform;

•	Delays in Microsoft’s ability to commercially release necessary components for deployment of our applications; and

•	Microsoft’s continued commitment to enhancing and marketing the .Net platform.

          The risk associated with developing products that utilize new technologies remains high. Despite our increasing confidence in this investment and our efforts to mitigate the risks of the         .Net Platform project, there can be no assurances that our efforts to re-write many of our current products and to develop new PortfolioEnabled solutions using the .Net Platform will be successful. If the .Net Platform project is not successful, it likely will have a material adverse effect on our business, operating results and financial condition. Moreover, we cannot assure you that, even if we successfully re-write our PortfolioEnabled solutions products on the .Net Platform, that these re-written products will achieve market acceptance.

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

There Are Many Risks Associated with International Operations.

          International revenues represented 42% of our total revenues in first quarter 2005 as compared to 40% and 44% of total revenues in the years ended December 31, 2004 and 2003, respectively. If our international operations grow, we would need to recruit and hire a number of new consulting, sales and marketing and support personnel in the countries in which we have or will establish offices. Entry into new international markets typically requires the establishment of new marketing and distribution channels as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. In addition, the opening of a new office typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. If we are less successful in a new market than we expect, we may not be able to realize an adequate return on our initial investment and our operating results could suffer. If we have to downsize certain international operations, the costs to do so are typically much higher than downsizing costs in the United States, particularly in Europe. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, that we will be successful at hiring, training or retaining such personnel or that we can expand or contract our international operations in a timely, cost effective manner.

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

          Our Retail Enterprise Systems compete primarily with internally developed systems and other third-party developers such as AC Nielsen Corporation, Aldata Solutions, Connect3 Systems, Inc., Evant, Inc., Island Pacific, Inc., Manugistics Group, Inc., Micro Strategies Incorporated, NSB Retail Systems PLC, Oracle Corporation (acquired Retek, Inc. on April 12, 2005), SAP AG and SAS/Marketmax. In addition, new competitors may enter our markets and offer merchandise management systems that target the retail industry.

          The competition for our In-Store Systems is more fragmented than the competition for our Retail Enterprise Systems. We compete primarily with smaller point-of-sale focused companies such as CRS Business Computers, Kronos Incorporated, MICRO Systems, Inc., Radiant Systems, Inc., Retalix, Ltd., 360 Commerce, Tomax Technologies, Triversity, Inc., Workbrain, Inc., and Workplace Systems International. We also compete with other broad solution set providers such as NSB Retail Systems PLC, Oracle Corporation (acquired Retek, Inc. on April 12, 2005), and SAP AG (Campbell Software Division).

          Our current Collaborative Solutions compete primarily with products from AC Nielsen Corporation, Evant Inc., i2 Technologies, Information Resources, Inc., Manugistics Group, Inc. and SAS/Marketmax.

          In the market for consulting services, we have pursued a strategy of forming informal working relationships with leading retail systems integrators such as IBM Global Services, Capgemini, Kurt Salmon Associates and Lakewest Consulting. These integrators, as well as independent consulting firms such as Accenture, AIG Netplex, CFT Consulting, SPL and ID Applications, also represent competition to our consulting services group. Moreover, because many of these consulting firms are involved in advising our prospective customers in the software selection process, they may successfully encourage a prospective customer to select software from a software company with whom they have a relationship. Examples of such relationships between consulting firms and software companies include the relationship between Oracle Corporation (acquired Retek, Inc. on April 12, 2005) and Accenture.

          As we continue to develop or acquire e-commerce products and expand our business in the Collaborative Solutions area, we expect to face potential competition from business-to-business e-commerce application providers, including Ariba, Commercialware, Demantra, Inc., Ecometry Corporation, i2 Technologies, Manugistics Group, Inc., Microsoft, Inc., Oracle Corporation (acquired Retek, Inc. on April 12, 2005) and SAP AG.

          A few of our existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and other resources than we do, which could provide them with a significant competitive advantage over us. For example, we have recently encountered competitive situations with SAP AG where, in order to expedite their entrance into our markets and to encourage customers to purchase licenses of its non-retail applications, SAP AG has offered to license at no charge certain of its retail software applications that compete with the JDA Portfolio products. In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the retail supply chain market. Further, the enterprise software market is consolidating and this may result in larger, new competitors with greater financial, technical and marketing resources than we possess. Such a consolidation could negatively impact our business. This consolidation trend is evidenced by Oracle Corporation’s acquisition of Retek, Inc. on April 12, 2005. Prior to this acquisition, Oracle Corporation did not compete with our retail specific products. We do not believe Oracle’s acquisition of Retek, Inc. will have any significant impact on our near-term strategy; however, it is difficult to estimate what effect this acquisition will ultimately have on our competitive environment. We cannot guarantee that we will be able to compete successfully against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.

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

          There is also a risk that it may take several quarters for our consulting and support organizations to be fully trained and proficient on the new .Net technology platform and as a result, we may encounter difficulties implementing and supporting new products or versions of existing products based on the .Net Platform. In addition, we may be required to supplement our consulting and support organizations with .Net proficient resources from our product development teams to support early .Net implementations which could impact our development schedule for the release of additional .Net products. Significant problems implementing our software therefore, can cause delays or prevent us from collecting license fees for our software and can damage our ability to get new business. As a result of our aggressive management of the utilization of our consulting and support personnel, including recent headcount reductions undertaken in fourth quarter 2004 and first quarter 2005, we face the risk of constraints in our services offerings in the event of greater than anticipated licensing activity or more complex implementation projects.

We May Not Achieve the Desired Results From Our ePathways Implementation Methodology.

          We have invested in the development of an ePathways methodology with the objective of optimizing the delivery of services related to shorter implementation cycle projects typically associated with our Portfolio Space Management, Portfolio Planning and Portfolio Replenishment applications, and improving our utilization rates. A key facet of this methodology involves the delivery of services through the Internet using industry standard technology. There can be no assurance that the ePathways methodology can be successfully implemented within our service organization, that customers will readily accept this method of delivery of our services, or that our utilization rates will improve. If we are unsuccessful implementing the ePathways methodology or the timeframe for its full roll-out is extended, and our utilization rates do not improve, our business, operating results and financial condition would be adversely affected.

Our Fixed-Price Service Contracts May Result In Losses.

          We offer a combination of software products, consulting and maintenance services to our customers. Historically, we have entered into service agreements with our customers that provide for consulting services on a “time and expenses” basis. We believe our competitors may be offering customers fixed-price service contracts in order to differentiate their product and service offerings. As a result, we are increasingly required during negotiations with customers to enter into fixed-price service contracts which link services payments, and occasionally software payments, to implementation milestones. Fixed bid consulting services work represented 17% of total consulting services revenue in first quarter 2005 as compared to 16% in 2004 and 15% in 2003. If we are unable to meet our contractual obligations under fixed-price contracts within our estimated cost structure, our operating results could suffer.

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

          Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 42% of our total revenues in first quarter 2005 as compared to 40% and 44% of total revenues in the years ended December 31, 2004 and 2003 respectively. In addition, the identifiable net assets of our foreign operations totaled 21% of consolidated net assets at March 31, 2005, as compared to 19% at December 31, 2004. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in an unrealized foreign currency exchange loss of $527,000 in first quarter 2005 and an unrealized foreign currency exchange gain of $1.3 million in first quarter 2004.

          Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net working capital as of March 31, 2005 to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the March 31, 2005 rates would result in a currency translation loss of $2.1 million before tax. We use derivative financial instruments to manage this risk.

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

          At March 31, 2005, we had forward exchange contracts with a notional value of $7.3 million and an associated net forward contract receivable of $43,500. At December 31, 2004, we had forward exchange contracts with a notional value of $5.8 million and an associated net forward contract liability of $219,000. The net forward contract liabilities are included in accrued expenses and other liabilities. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We prepared sensitivity analyses of the impact of changes in foreign currency exchange rates on our forward exchange contracts at March 31, 2005. Based on the results of these analyses, a 10% adverse change in all foreign currency rates from the March 31, 2005 rates would result in a net forward contract liability of $796,000 that would offset the underlying currency translation loss on our net foreign assets. We recorded foreign currency exchange gains of $5,000 and $213,000 in the three months ended March 31, 2005 and 2004, respectively.

          Interest rates. We invest our cash in a variety of financial instruments, including bank time deposits and variable and fixed rate obligations of the U.S. Government and its agencies, states, municipalities, commercial paper and corporate bonds. These investments are denominated in U.S. dollars. We classify all of our investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Cash balances in foreign currencies overseas are operating balances and rate risk. Fixed rate securities are invested in short-term deposits of the local operating bank. Interest income earned on our investments is reflected in our financial statements under the caption “Other income, net.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have suffered a decline in market value due to a change in interest rates. We hold our investment securities for purposes other than trading. The fair value of securities held at March 31, 2005 was $36.2 million, which is approximately the same as amortized cost, with interest rates generally ranging between 1% and 3%.

Item 4: Controls and Procedures

          During and subsequent to the reporting period, and under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that were in effect at the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on March 31, 2005 were effective to ensure that information required to be disclosed in our reports to be filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting, or to our knowledge, in other factors that could significantly affect these controls subsequent to March 31, 2005.

          While we have not identified any material weakness or condition in our disclosure controls and procedures that would cause us to consider them ineffective for their intended purpose, we nevertheless have identified certain deficiencies in our manual accounting procedures related to the computation of our quarterly income tax provision (benefit) and analysis of deferred tax assets. These deficiencies have resulted in the Company recording various adjustments to its tax accounts related to revisions of certain tax estimates in prior years. These deficiencies did not have a material impact on the quality or accuracy of our financial statements. To correct these deficiencies, we have implemented additional internal controls over the computation of the quarterly income tax provision and our analysis of deferred tax assets which include (i) an external review by an independent tax advisor prior to the filing of our quarterly reports, (ii) a formal fixed asset review to ensure additions and disposals have been properly accounted in a timely manner for tax purposes and (iii) the purchase of an income tax provision software package to reduce the amount of manual calculations and the potential for human error.

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

          Not applicable

Item 3. Defaults Upon Senior Securities

          Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

          Note applicable

Item 5. Other Information

          Not applicable

Item 6. Exhibits

          See Exhibit Index

JDA SOFTWARE GROUP, INC.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

JDA SOFTWARE GROUP, INC.
Dated: May 10, 2005	By:	/s/ Kristen L. Magnuson
Kristen L. Magnuson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #	Description of Document
2.1**	— Asset Purchase Agreement dated as of June 4, 1998, by and among JDA Software Group, Inc., JDA Software, Inc. and Comshare, Incorporated.

2.2##	— Asset Purchase Agreement dated as of February 24, 2000, by and among JDA Software Group, Inc., Pricer AB, and Intactix International, Inc.

2.3###	— Agreement and Plan of Reorganization dated as of September 7, 2001, by and among JDA Software Group, Inc., E3 Acquisition Corp., E3 Corporation and certain shareholders of E3 Corporation.

3.1####	— Third Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated July 23, 2002.

3.2***	— First Amended and Restated Bylaws of JDA Software Group, Inc.

4.1*	— Specimen Common Stock Certificate of JDA Software Group, Inc.

10.1*(1)	— Form of Indemnification Agreement.

10.2*(1)	— 1995 Stock Option Plan, as amended, and form of agreement thereunder.

10.3 sss (1)	— 1996 Stock Option Plan, as amended on March 28, 2003.

10.4*(1)	— 1996 Outside Directors Stock Option Plan and forms of agreement thereunder.

10.5 sss(1)	— Executive Employment Agreement between James D. Armstrong and JDA Software Group, Inc. dated July 23, 2002, together with Amendment No. 1 effective August 1, 2003.

10.6sss (1)	—Executive Employment Agreement between Hamish N. Brewer and JDA Software Group, Inc. dated January 22, 2003, together with Amendment No. 1 effective August 1, 2003.

10.7 (1)####	—Executive Employment Agreement between Kristen L. Magnuson and JDA Software Group, Inc. dated July 23, 2002.

10.8sss (1)	— 1998 Nonstatutory Stock Option Plan, as amended on March 28, 2003.

10.10†	— 1999 Employee Stock Purchase Plan.

10.12**	— Software License Agreement dated as of June 4, 1998 by and between Comshare, Incorporated and JDA Software, Inc.

10.13sss	— Purchase Agreement between Opus Real Estate Arizona II, L.L.C. and JDA Software Group, Inc. dated February 5, 2004.

10.14sss (2)
— Value-Added Reseller License Agreement for Uniface Software between Compuware Corporation and JDA Software Group, Inc. dated April 1, 2000, together with Product Schedule No. One dated June 23, 2000, Product Schedule No. Two dated September 28, 2001, and Amendment to Product Schedule No. Two dated December 23, 2003.

10.15sss (1)	— JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 2004.

10.16ssss (1)	— Non-Plan Stock Option Agreement between JDA Software Group, Inc. and William C. Keiper, dated March 4, 1999.

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

10.26#
— Settlement Agreement and Release between JDA Software Group, Inc. and Silvon Software, Inc. dated November 30, 2004, together with Amended and Restated Secured Promissory Note and Amended and Restated Security Agreement.

10.27
— Second Amendment to Secured Loan Agreement between JDA Software Group, Inc. and Silvon Software, Inc. dated March 30, 2005, together with Second Amended and Restated Secured Promissory Note and Subordination Agreement between Silvon Software, Inc. and Michael J. Hennel, Patricia Hennel, Bridget Hennel and Frank Bunker.

14.1sss	— Code of Business Conduct and Ethics.

21.1#	— Subsidiaries of Registrant.

31.1	— Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	— Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	— Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

**	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1998, as filed on June 19, 1998.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.

†	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, as filed on August 19, 1999.

††	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998.

†††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed on November 13, 1998.

#	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed on March 15, 2005.

##	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2000, as filed on March 1, 2000.

###	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2001, as filed on September 21, 2001.

####	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 12, 2002.

s	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.

ss	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, as filed on August 14, 2001.

sss	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004.

ssss	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, as filed on May 10, 2004.

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(2)	Confidential treatment has been granted as to part of this exhibit.

(3)	Applies to James D. Armstrong.

(4)	Applies to Hamish N. Brewer and Gregory L. Morrison.

(5)	Applies to Hamish N. Brewer, Peter J. Charness, Gregory L. Morrison and David J. Tidmarsh.

(6)	Applies to Senior Executive Officers with the exception of James D. Armstrong and Kristen L. Magnuson.