Form 10-Q
period 2005-06-30
JDA SOFTWARE GROUP INC
filed 2005-08-09
CIK 1006892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
     The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 28,529,724 as of August 1, 2005.

JDA SOFTWARE GROUP, INC.
FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
JDA SOFTWARE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$57,746	$61,344
Marketable securities	36,137	35,778

Total cash and marketable securities	93,883	97,122

Accounts receivable, net	40,274	39,524
Deferred tax asset	4,166	3,578
Prepaid expenses and other current assets	9,959	8,242
Promissory note receivable	1,536	2,736

Total current assets	149,818	151,202

Property and Equipment, net	45,465	48,324

Goodwill	69,901	69,901

Other Intangibles, net:
Customer lists	26,649	28,347
Acquired software technology	18,186	20,749
Trademarks	2,591	2,591

	47,426	51,687

Deferred Tax Asset	12,101	11,453

Total assets	$324,711	$332,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,144	$3,104
Accrued expenses and other liabilities	18,665	24,645
Income tax payable	1,216	215
Deferred revenue	29,978	28,418

Total current liabilities	53,003	56,382

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized, 50,000,000 shares; issued 29,680,019 and 29,596,697 shares, respectively	297	296
Additional paid-in capital	249,599	248,633
Retained earnings	36,298	32,012
Accumulated other comprehensive loss	(1,275)	(204)

	284,919	280,737
Less treasury stock, at cost, 1,162,202 and 414,702 shares, respectively...	(13,211)	(4,552)

Total stockholders’ equity	271,708	276,185

Total liabilities and stockholders’ equity	$324,711	$332,567

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
REVENUES:
Software licenses	$15,307	$14,085	$25,524	$28,664
Maintenance services	21,496	19,819	43,202	39,126

Product revenues	36,803	33,904	68,726	67,790

Consulting services	16,733	18,523	33,647	38,537
Reimbursed expenses	1,361	1,656	2,775	2,935

Service revenues	18,094	20,179	36,422	41,472

Total revenues	54,897	54,083	105,148	109,262

COST OF REVENUES:
Cost of software licenses	491	701	716	1,379
Amortization of acquired software technology	1,263	1,299	2,562	2,560
Cost of maintenance services	5,709	4,865	11,322	9,833

Cost of product revenues	7,463	6,865	14,600	13,772
Cost of consulting services	13,142	13,691	26,093	28,036
Reimbursed expenses	1,361	1,656	2,775	2,935

Cost of service revenues	14,503	15,347	28,868	30,971
Total cost of revenues	21,966	22,212	43,468	44,743

GROSS PROFIT	32,931	31,871	61,680	64,519

OPERATING EXPENSES:
Product development	10,744	13,412	22,420	27,182
Sales and marketing	9,671	11,787	19,073	22,709
General and administrative	6,936	6,270	12,465	12,487
Amortization of intangibles	849	849	1,698	1,690
Restructuring charge and adjustments to acquisition- related reserves	880	—	2,439	2,824

Total operating expenses	29,080	32,318	58,095	66,892

OPERATING INCOME (LOSS)	3,851	(447)	3,585	(2,373)

Other income, net	627	222	1,143	970

INCOME (LOSS) BEFORE INCOME TAXES	4,478	(225)	4,728	(1,403)

Income tax provision (benefit)	895	(829)	442	(1,570)

NET INCOME	$3,583	$604	$4,286	$167

BASIC EARNINGS PER SHARE	$.12	$.02	$.15	$.01

DILUTED EARNINGS PER SHARE	$.12	$.02	$.15	$.01

SHARES USED TO COMPUTE:
Basic earnings per share	28,757	29,053	28,953	29,045

Diluted earnings per share	29,023	29,518	29,273	29,634

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
NET INCOME	$3,583	$604	$4,286	$167

OTHER COMPREHENSIVE INCOME:
Unrealized holding gain (loss) on marketable securities available for sale, net	28	(25)	35	(29)
Foreign currency translation income (loss)	(579)	(456)	(1,106)	801

COMPREHENSIVE INCOME	$3,032	$123	$3,215	$939

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months
	Ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$4,286	$167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,061	8,817
Provision for doubtful accounts	500	250
Tax benefit – employee stock benefit plans and other	94	59
Deferred income taxes	(1,236)	(173)

Changes in assets and liabilities:
Accounts receivable	(1,219)	4,258
Income tax receivable	—	(443)
Prepaid expenses and other current assets	(1,674)	(41)
Accounts payable	41	1,681
Accrued expenses and other liabilities	(4,930)	(3,858)
Income tax payable	1,026	—
Deferred revenue	1,600	4,328

Net cash provided by operating activities	7,549	15,045

INVESTING ACTIVITIES:
Purchase of marketable securities	(12,458)	(19,233)
Sales of marketable securities	—	1,504
Maturities of marketable securities	12,134	29,838
Purchase of Timera Texas, Inc	—	(13,574)
Payment of direct costs related to acquisitions	(321)	(196)
Payments received on promissory note receivable	1,200	134
Purchase of corporate office facility	—	(23,767)
Purchase of other property and equipment	(2,558)	(5,754)
Proceeds from disposal of property and equipment	51	171

Net cash used in investing activities	(1,952)	(30,877)

FINANCING ACTIVITIES:
Issuance of common stock — stock option plan	856	491
Purchase of treasury stock	(8,659)	—
Payments on capital lease obligations	(13)	(69)

Net cash (used in) provided by financing activities	(7,816)	422

Effect of exchange rates on cash	(1,379)	(577)

Net decrease in cash and cash equivalents	(3,598)	(15,987)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	61,344	77,464

CASH AND CASH EQUIVALENTS, END OF PERIOD	$57,746	$61,477

JDA SOFTWARE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months
	Ended June 30,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$771	$2,364

Cash paid for interest	$36	$64

Cash received for income tax refunds	$25	$2,970

Supplemental Disclosures of Non-cash Investing Activities:

Reduction of goodwill recorded in acquisition of E3 Corporation		$(692)

Acquisition of Timera Texas, Inc.:
Fair value of current assets acquired		$(1,205)
Fair value of fixed assets acquired		(250)
Goodwill		(8,388)
Software technology		(4,600)
Customer lists		(1,100)
Fair value of deferred revenue acquired		1,487

Total acquisition cost of Timera Texas, Inc		(14,056)
Reserves for direct costs related to the acquisition		482

Total cash expended to acquire Timera Texas, Inc		$(13,574)

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of JDA Software Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
     Certain reclassifications have been made to the June 30, 2004 interim financial statements and the December 31, 2004 consolidated balance sheet in order to conform to the June 30, 2005 presentation. In addition, auction rate securities, historically classified as cash and cash equivalents, have been reclassified as marketable securities. As a result, cash and cash equivalents at December 31, 2004 decreased by $15.6 million while marketable securities increased by the same amount.
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
     At June 30, 2005, we had forward exchange contracts with a notional value of $3.1 million and an associated net forward contract receivable of $36,000. At December 31, 2004, we had forward exchange contracts with a notional value of $5.8 million and an associated net forward contract liability of $219,000. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded foreign currency exchange losses of $179,000 and $68,000 in the three months ended June 30, 2005 and 2004, respectively. We recorded a foreign currency exchange loss of $174,000 in the six months ended June 30 2005 and a foreign currency exchange gain of $145,000 in the six months ended June 30, 2004.
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
     On March 30, 2005, Silvon remitted $1.0 million of the outstanding principal balance and entered into a Second Amended and Restated Secured Promissory Note with the Company that provides for (i) repayment of the remaining principal balance and interest due on the note (at the default rate of 18%) on or before March 30, 2006 and (ii) prohibits Silvon from entering into any indebtedness for borrowed money, other than the incurrence of up to $1.0 million of indebtedness under certain subordinated note agreements executed concurrent with the Second Amended and Restated Secured Promissory Note. All other terms and conditions from the November 30, 2004 Settlement Agreement and Release remain in effect.
     No adjustments have been made to the carrying amount of the note as we believe the value of the underlying collateral is sufficient to recover the remaining balance on the note if we are required to exercise our legal remedies.
4. Goodwill and Other Intangibles, net
     Goodwill and other intangible assets consist of the following:

	June 30, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Goodwill	$69,901	$—	$69,901	$—

Other intangibles:

Amortized intangible assets
Customer Lists	40,698	(14,049)	40,698	(12,351)
Software technology	39,661	(21,475)	39,661	(18,912)

Unamortized intangible assets
Trademarks	2,591	—	2,591	—

	82,950	(35,524)	82,950	(31,263)

	$152,851	$(35,524)	$152,851	$(31,263)

     We found no indication of impairment of our goodwill balances during the three months ended June 30, 2005 and, absent future indicators of impairment, the next annual impairment test will be performed in fourth quarter 2005. As of June 30, 2005, goodwill has been allocated to our reporting units as follows: $42.0 million to Retail Enterprise Systems, $9.7 million to In-Store Systems, and $18.2 million to Collaborative Solutions.

     The estimated useful lives of our customer list intangibles range from 5 to 13 years. The estimated economic lives of acquired software technology range from 5 to 15 years. Amortization expense for the three and six month periods ended June 30, 2005 was $2.1 million and $4.3 million, respectively. Amortization expense for the three and six month periods ended June 30, 2004 was $2.1 million and $4.2 million, respectively. These figures are shown as separate line items in the consolidated statements of income within cost of revenues and operating expenses. We expect amortization expense for the next five years to be as follows:

2005	$8,294
2006	$8,153
2007	$7,031
2008	$5,854
2009	$4,210
5. Earnings per Share
     Earnings per share for the three and six months ended June 30, 2005 and 2004 is calculated as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income	$3,583	$604	$4,286	$167

Shares – Basic earnings per share	28,757	29,053	28,953	29,045
Dilutive common stock equivalents	266	465	320	589

Shares – Diluted earnings per share	29,023	29,518	29,273	29,634

Basic earnings per share	$.12	$.02	$.15	$.01

Diluted earnings per share	$.12	$.02	$.15	$.01

6. Restructuring Charges
     Restructuring Charges Related to Our 2005 Operating Plan
     We recorded restructuring charges of $2.4 million in the six months ended June 30, 2005 to the complete the restructuring initiatives contemplated in our 2005 Operating Plan. These charges, which primarily include termination benefits and net rentals remaining under existing operating leases on certain vacated facilities, are in addition to the $3.1 million restructuring charge recorded in fourth quarter 2004 which also included termination benefits and the negotiated buyout or net rentals remaining under existing operating leases on certain facilities that were vacated by December 31, 2004. The restructuring initiatives included a consolidation of product lines, a net workforce reduction of approximately 12% or 154 FTE worldwide, and a reduction of certain office space in the United States and Northern Europe. The net workforce reduction included certain employees involved in the product development (78 FTE), consulting services and training (57 FTE), sales and marketing (20 FTE), and administrative (13 FTE) functions in the Americas, Europe and Asia Pacific, offset by a net gain of 14 FTE in the customer support function resulting from the transfer of 20 developers and functional experts into the new Customer Directed Development (“CDD”) organization structure within our Customer Support Solutions group. The CDD group is responsible for improving the speed and efficiency of the Company’s issue resolution, support and enhancements for maintenance customers. A total of 110 FTE were terminated or open positions eliminated through December 31, 2004 with an additional 44 FTE terminated during the six months ended June 30, 2005.

     A summary of the restructuring charges associated with these initiatives are included in accrued expenses and other liabilities as follows:

	(Q4-04)		Loss on	Exchange
	Initial	Cash	Disposal	Rate	Balance	Additional	Cash	Exchange	Balance
Description	Reserve	Charges	of Assets	Impact	Dec. 31, 2004	Reserves	Charges	Rate Impact	June 30, 2005
Termination benefits	$2,810	$(1,485)	$—	$42	$1,367	$2,030	$(2,851)	$(44)	$502
Office closures	341	(228)	(33)	3	83	423	(75)	(6)	425

Total	$3,151	$(1,713)	$(33)	$45	$1,450	$2,453	$(2,926)	$(50)	$927

     The remaining balance for termination benefits relates to terminated employees that we expect to be substantially paid out by September 30, 2005, pending labor court confirmation in certain European countries. The remaining balance for office closures relates primarily to a vacated facility in Marietta, Georgia which is being paid out over the term of the lease and related sublease which extend through 2010.
     Other 2004 Restructuring Charges
     We recorded a $2.7 million restructuring charge in first quarter 2004 for $1.8 million in termination benefits related to a workforce reduction of 47 full-time employees (“FTE”), primarily in sales (15 FTE) and consulting services (18 FTE) functions in the Americas, Europe and Asia/Pacific, and $899,000 for closure costs of certain offices in the Americas and Europe that were either under-performing or under-utilized and used primarily by consulting services personnel. All workforce reductions and office closures associated with this charge were made on or before March 31, 2004. We made two subsequent adjustments to the initial restructuring charge in 2004: (i) we increased our estimate of employee severance and termination benefits by $50,000, primarily as a result of a contested termination in the Americas, and (ii) reduced our estimate of the office closure reserve requirements by $58,000 primarily as a result of a favorable settlement of outstanding lease obligations on a vacated facility in Germany. The initial restructuring charge was reduced by $14,000 in second quarter 2005 due to our revised estimate of the office closure reserve requirements. All adjustments have been made through the income statement and are included in the consolidated statements of income under the caption “Restructuring charge and adjustments to acquisition-related reserves.”
     A summary of the first quarter 2004 restructuring charges included in accrued expenses and other liabilities is as follows:

	(Q1-04)		Loss on
	Initial	Cash	Disposal	Adj to	Exchange	Balance	Cash	Adj to	Exchange	Balance
Description	Reserve	Charges	of Assets	Reserves	Rate Impact	Dec. 31, 2004	Charges	Reserves	Rate Impact	June 30, 2005
Termination benefits	$1,789	$(1,774)	$—	$50	$—	$65	$—	$—	$(7)	$58
Office closures	899	(427)	(62)	(58)	33	385	(227)	(14)	(12)	132

Total	$2,688	$(2,201)	$(62)	$(8)	$33	$450	$(227)	$(14)	$(19)	$190

     The remaining balance for termination benefits relates to one terminated employee in France that has filed an appeal on a labor court ruling issued in March 2005. The remaining balance for office closure costs is being paid out as the leases and related subleases run through their remaining terms.

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
     A summary of the 2002 restructuring and office closure charges included in accrued expenses and other liabilities is as follows:

			Loss on
Description of the	Initial	Cash	disposal	Adjustments to	Balance at	Cash	Balance at
charge	Reserve	Charges	of assets	Reserve	Dec 31, 2004	Charges	June 30, 2005
Severance, benefits and legal costs	$5,204	$(5,007)	$—	$(197)	$—	$—	$—
Office closure costs	1,083	(932)	(138)	196	209	(171)	38

Total	$6,287	$(5,939)	$(138)	$(1)	$209	$(171)	$38

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
     All employee severance and termination benefits as well as investment banker fees and legal and accounting costs were fully paid by December 31, 2003, and the only remaining reserves at June 30, 2005 are for facility termination and sublease costs which are being paid out over the remaining term of the lease. A summary of the charges and adjustments recorded against the E3 acquisition reserves, which are included in accrued expenses and other liabilities, is as follows:

					Balance		Balance
	Initial	Cash	Adj to	Non-Cash	December 31,	Cash	June 30,
Description of charge	Reserve	Charges	Reserves	Charges	2004	Charges	2005

Restructuring charges under EITF 95-3:
Facility termination and sublease costs	$4,689	$(5,851)	$1,660	$(25)	$473	$(219)	$254

Employee severance and termination benefits	4,351	(4,363)	12	—	—	—	—

Termination payments to distributors	500	(100)	(400)	—	—	—	—

E3 user group and trade show cancellation fees	84	(72)	(12)	—	—	—	—

Direct costs under SFAS No. 141
Legal and accounting costs	2,344	(2,751)	407	—	—	—	—

Investment banker fees	2,119	(2,119)	—	—	—	—	—

Due diligence fees and expenses	350	(376)	26	—	—	—	—

Filing fees, appraisal services and transfer taxes	110	(100)	(10)	—	—	—	—

Total	$14,547	$(15,732)	$1,683	$(25)	$473	$(219)	$254

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
8. Treasury Stock Repurchase Program
     On February 15, 2005, our Board of Directors approved a program to repurchase from time to time at management’s discretion up to one million shares of the Company’s common stock on the open market or in private transactions until January 26, 2006 at prevailing market prices. The program was adopted as part of our revised approach to equity compensation, which will emphasize performance-based awards to employees and open market stock repurchases by the Company designed to mitigate or eliminate dilution from future employee and director equity-based incentives. Through June 30, 2005, we have purchased a total of 747,500 shares of our common stock for $8.7 million under this program, including 157,000 shares for $2.2 million in first quarter 2005 and 590,500 shares for $6.5 million in second quarter 2005.
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
     The following table presents pro forma disclosures required by SFAS No. 123 and SFAS No. 148 of net income (loss) and basic and diluted earnings (loss) per share as if stock-based compensation expense had been recognized during the three and six month periods ended June 30, 2005 and 2004. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting. Stock-based compensation expense for 2004 has been adjusted to reflect the revised tax benefit available for incentive stock options generated at the time of exercise.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income — as reported	$3,583	$604	$4,286	$167
Less: stock-based compensation expense, net of related tax effects	15	(1,368)	(3,671)	(2,291)

Pro forma net income (loss)	$3,598	$(764)	$615	$(2,124)

Basic earnings (loss) per share — as reported	$.12	$.02	$.15	$.01
Diluted earnings (loss) per share — as reported.	$.12	$.02	$.15	$.01
Basic earnings (loss) per share — pro forma	$.13	$(.03)	$.02	$(.07)
Diluted earnings (loss) per share — pro forma	$.12	$(.03)	$.02	$(.07)
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
     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, the adoption of the fair value method under SFAS No. 123(R) could potentially have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings per share above and in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net cash flows from operating activities in periods after adoption. While we cannot estimate what those amounts will be in the future (because this would depend on, among other things, when employees exercise stock options), we have recognized $80,000 and $55,000 in the six month periods ended June 30, 2005 and 2004, respectively, in operating cash flows for such excess tax deductions.
     On February 15, 2005, the Compensation Committee of our Board of Directors (the “Committee”) approved the immediate vesting of all unvested stock options previously awarded to employees, officers and directors. The accelerated options were issued under our 1995 Stock Option Plan, 1996 Stock Option Plan, 1996 Outside Director Stock Option Plan and 1998 Non-statutory Stock Option Plan. The Committee made the decision to immediately vest these options based in part on the issuance of SFAS No. 123(R). The Committee also considered the reduced level of cash bonuses paid to employees and officers in 2004, the fact that there are no equity awards planned in 2005 other than for certain new hires, and recognized that the exercise of any accelerated options would bring cash into the Company. Absent the acceleration of these options, upon adoption of SFAS No. 123(R), we would have been required to recognize approximately $3.7 million in pre-tax compensation expense from these options over their remaining vesting terms. By vesting all previously unvested options, the stock-based compensation expense under SFAS No. 123 will only be reflected in our footnote disclosures. Further, we believe the future stock-based compensation expense to be recorded under SFAS No. 123(R) related to these options is significantly reduced and would be immaterial to our financial results. However, there can be no assurance that these actions will avoid the recognition of future compensation expense in connection with these options.
     Employees, officers and directors will benefit from the accelerated vesting of their stock options in the event they terminate their employment with or service to the Company prior to the completion of the original vesting terms as they would have the ability to exercise certain options that would have otherwise been forfeited. No stock-based compensation expense will be recorded with respect to these options unless an employee, officer or director actually benefits from this modification. For those employees, officers and directors who do benefit from the accelerated vesting, we are required to record additional stock-based compensation expense equal to the intrinsic value of the option on the date of modification (i.e., February 15, 2005). The closing market price per share of our common stock on February 15, 2005 was $11.85 and the exercise prices of the approximately 1.4 million in unvested options on that date ranged from $8.50 to $28.20. Based on our historical employee turnover rates during the past three years, we currently estimate the potential additional stock-based compensation expense we may be required to record with respect to these options is approximately $45,000. We recorded approximately $31,000 of additional stock-based compensation expense during the six month period ended June 30, 2005 with respect to these options.
     2005 Performance Incentive Plan. On May 16, 2005, our stockholders approved a 2005 Performance Incentive Plan (“2005 Incentive Plan”). The 2005 Incentive Plan, which is intended to replace the Company’s existing 1996 Stock Option Plan, 1996 Outside Directors Stock Option Plan and 1998 Non-Statutory Stock Option Plan (collectively, our “Prior Plans”), provides for the issuance of up to 1,847,000 shares of common stock to employees, consultants and directors under stock purchase rights, stock bonuses, restricted stock, restricted stock units, performance awards, performance units and deferred compensation awards. The 2005 Incentive Plan contains certain restrictions that limit the number of shares that may be issued and cash awarded under each type of award, including a limitation that awards granted in any given year can be no more than one percent (1%) of the total number of shares of common stock outstanding as of the last day of the preceding fiscal year. Awards granted under the 2005 Incentive Plan will be in such form as the Compensation Committee of our Board of Directors shall from time to time establish and may or may not be subject to vesting conditions based on the satisfaction of service requirements, conditions, restrictions or performance criteria. We initially intend to make awards of restricted stock and restricted stock units based upon the Company’s achievement of operating goals – primarily net income targets. Should the Company successfully meet its targets, 50% of the awards will be immediately vested in the form of restricted stock, and the remaining 50% will take the form of restricted stock units that vest over a twenty-four month period. Subsequent net income targets will be increased based upon the cost of the prior year’s restricted stock awards. With the adoption of the 2005 Incentive Plan, no further options will be granted under the Prior Plans and the Prior Plans will be terminated except for those provisions necessary to administer the outstanding options, all of which are fully vested. No awards have been issued under the 2005 Incentive Plan pending the filing of a Form S-8 Registration Statement.

10. Income Taxes
     We calculate our tax provision (benefit) on an interim basis based on the effective tax rate for the year and record discrete tax adjustments in the reporting period in which they occur. A summary of the income tax provision (benefit) recorded in the three and six month periods ended June 30 2005 and 2004 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Income (Loss) Before Income Taxes	$4,478	$(225)	$4,728	$(1,403)
Effective Tax Rate	35.6%	35.0%	35.6%	35.0%

Income Tax Provision (Benefit) at Effective Tax Rate	1,593	(79)	1,685	(491)

Less Discreet Tax Adjustments:
Adjustment of US Foreign Tax Credit Carryforward	—	—	(884)	—
Revaluation of Australian Deferred Tax Asset for Temporary Differences in Prior Years	(564)	—	(564)	—
Adjustment of Prior Year Tax Estimates in Foreign Subsidiaries Upon Filing of Returns	(134)	—	(434)	—
Net Operating Loss Tax Rate Adjustment – German Subsidiary	—	—	(199)	—
Adjustment of Cumulative Temporary Difference – Depreciation	—	—	654	—
Adjustment of Cumulative Temporary Difference – UK & Singapore Subsidiaries	—	—	184	—
Settlement of IRS audit of 1998 through 2001 Federal Income Tax Returns	—	(550)	—	(879)
Settlement of Inland Revenue Tax Filing in the United Kingdom	—	(200)	—	(200)

Net Income Tax Benefit	(698)	(750)	(1,243)	(1,079)

Income Tax Provision (Benefit)	$895	$(829)	$442	$(1,570)

     The income tax provision (benefit) recorded in the three and six month periods ended June 30, 2005 and 2004 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and do not include the tax benefits realized from the employee stock options exercised during the three and six months ended June 30, 2005 of $19,000 and $80,000, respectively, compared to $7,000, and $55,000 in the three and six months ended June 30, 2004, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in capital.
11. Business Segments and Geographic Data
     We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, e-commerce, inventory optimization, collaborative planning and forecasting and store operations requirements of the retail industry and its suppliers. Our solutions enable customers to manage and optimize their inventory flows throughout the demand chain to the consumer, and provide optimized labor scheduling for retail store operations. Our customers include over 4,800 of the world’s leading retail, consumer package goods (“CPG”) manufacturers and wholesalers. We conduct business in three geographic regions that have separate management teams and reporting structures: the Americas (United States, Canada and Latin America), Europe (Europe, Middle East and Africa), and Asia/Pacific. Similar products and services are offered in each geographic region and local management is evaluated primarily based on total revenues and operating income. Identifiable assets are also managed by geographical region. The geographic distribution of our revenues and identifiable assets is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues:

Americas	$38,926	$39,548	$75,586	$78,761
Europe	12,704	12,514	24,884	26,717
Asia/Pacific	6,498	5,291	11,199	10,385

	58,128	57,353	111,669	115,863
Sales and transfers among regions	(3,231)	(3,270)	(6,521)	(6,601)

Total revenues	$54,897	$54,083	$105,148	$109,262

	June 30,	December 31,
	2005	2004
Identifiable assets:

Americas	$269,490	$279,282
Europe	38,921	38,464
Asia/Pacific	15,827	14,821

Total identifiable assets	$324,238	$332,567

     Revenues for the Americas include $5.9 million and $4.5 million from Canada and Latin America in the three months ended June 30, 2005 and 2004, respectively, and $10.1 million and $7.9 million in the six months ended June 30, 2005 and 2004, respectively. Identifiable assets for the Americas include $12.7 million and $10.9 million in Canada and Latin America as of June 30, 2005 and December 31, 2004, respectively.
     We have organized our business segments around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry:
•	Retail Enterprise Systems. The modern retail enterprise is required to rapidly collect, organize, distribute and analyze, and optimize information throughout its organization. Retail Enterprise Systems include corporate level merchandise management systems (“Merchandise Operations Systems”) that enable retailers to manage their inventory, product mix, pricing and promotional execution, and enhance the productivity and accuracy of warehouse processes. In addition, Retail Enterprise Systems include a comprehensive set of tools for planning, buying, supplying, promoting and analyzing inventory decisions throughout the demand chain (“Strategic Merchandise Management Solutions”).
•	In-Store Systems. Store-level personnel require systems that enhance and facilitate the retailer’s direct interaction with the customer, and integrate the store-level operations into the overall business processes of the organization. In-Store Systems include point-of-sale, labor scheduling and back office applications that enable retailers to capture, analyze and transmit certain sales, store inventory and other operational information to corporate level merchandise management and payroll systems using hand-held, radio frequency devices, point-of-sale workstations or dedicated workstations. In addition, In-Store Systems include a workforce management solution to optimize the scheduling of in-store labor which typically represents the next largest operational cost for a retailer after inventory.
•	Collaborative Solutions. Industry practices developed by retailers such as Wal*Mart, increasingly require consumer package goods manufacturers and distributors to collaborate with other participants in the demand chain. While these companies have historically focused on technology to support their ability to manufacture and supply products, this new era of collaboration with retailers has created a requirement for new technology solutions that are designed to optimize sales of products to end consumers through the retail channel. Collaborative Solutions provide applications that enable business-to-business collaborative activities such as collaborative planning, forecasting and replenishment (“CPFR”), collaborative category management including collaborative space and assortment planning, and collaborative revenue management through trade funds management programs. Our Collaborative Solutions offerings leverage existing solutions deployed to retailers within our Retail Enterprise Systems business segment.

     A summary of the revenues, operating income (loss), and depreciation attributable to each of these business segments for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues:
Retail Enterprise Systems	$39,739	$36,705	$73,503	$75,432
In-Store Systems	3,908	5,357	8,314	9,715
Collaborative Solutions	11,250	12,021	23,331	24,115

	$54,897	$54,083	$105,148	$109,262

Operating income (loss):
Retail Enterprise Systems	$9,613	$4,263	$15,196	$9,309
In-Store Systems	(248)	(118)	(651)	(159)
Collaborative Solutions	3,151	2,527	5,642	5,478
Other (see below).	(8,665)	(7,119)	(16,602)	(17,001)

	$3,851	$(447)	$3,585	$(2,373)

Depreciation:
Retail Enterprise systems	$1,442	$1,363	$2,771	$2,780
In-Store systems	277	264	569	497
Collaborative Solutions	385	383	820	752

	$2,104	$2,010	$4,160	$4,029

Other:
Amortization of intangible assets	$849	$849	$1,698	$1,690
Restructuring charge and adjustments to acquisition-related reserves	880	—	2,439	2,824
General and administrative expenses	6,936	6,270	12,465	12,487

	$8,665	$7,119	$16,602	$17,001

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
     Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, e-commerce, inventory optimization, collaborative planning and forecasting and store operations requirements of the retail industry and its suppliers. Our solutions enable customers to manage and optimize their inventory flows throughout the demand chain to the consumer, and provide optimized labor scheduling for retail store operations. Our customers include over 4,800 of the world’s leading retail, consumer package goods (“CPG”) manufacturers and wholesalers. We also offer maintenance services to our software customers, and enhance and support our software business by offering implementation and other services that are designed to enable our clients to rapidly achieve the benefits of our solutions. These services include project management, system planning, system design and implementation, custom configurations, and training services. Demand for our implementation consulting services is driven by, and often trails, sales of our software products. Consulting services revenues are generally somewhat more predictable but generate significantly lower gross margins than software license revenues.
Significant Trends and Developments in Our Business
     Outlook for Third Quarter and Second Half of 2005. Software license sales may continue to vary significantly from quarter-to-quarter for the remainder of 2005. The current pipeline for larger software license transactions is stronger than it was at the beginning of the year and that could positively impact our overall performance in the second half of 2005. However, it still remains difficult for us to predict whether and exactly when these transactions will close over the next nine months.
     Second quarter 2005 provided a number of positive developments for JDA. First, it appears as though demand for merchandising systems may be returning. During second quarter 2005 we signed nine new Merchandising Operations Systems deals. For the trailing twelve months ended June 30, 2005 we signed 23 new Merchandise Operations Systems deals compared to 17 in the trailing twelve months ended June 30, 2004. We believe this activity and continued improvement in this important marketplace should have a positive impact on our operating performance over several quarters to come as we expect these sales to provide substantial services revenues. Secondly, we believe our PortfolioEnabled solutions have started to gain market acceptance. During second quarter 2005, two new customers commenced implementation of PortfolioEnabled solutions, bringing the total number of PortfolioEnabled projects from four at the end of first quarter 2005 to six at June 30, 2005. The most significant of these selections was made by a $29 billion, multi-format international retailer that operates hypermarkets, supermarkets, and convenience stores around the world. This customer selected our new Portfolio Replenishment Optimization solution after an extensive review of the marketplace. We believe this early validation of our next generation of solutions indicates that the unique capabilities and architecture of our PortfolioEnabled solutions can be compelling to Tier one retailers (i.e., retailers with revenues of $5 billion or more) as well as to Tier 2 retailers (i.e., retailers with revenues of $100 million to $5 billion).
     An important component of our strategic operational plan for 2005 (“2005 Operating Plan”) is to improve the profitability of our services organization, primarily as a result of the actions undertaken in fourth quarter 2004 to increase the utilization of our services personnel through headcount reductions. Consulting services utilization was 49% in second quarter 2005 compared to 46% in the first quarter of 2005 and 45% in second quarter 2004. We have a number of initiatives underway to work on improving these results, which should also be helped by the increasing mix of merchandising systems in our sales pipeline. We currently expect our services revenues to remain flat in the third quarter 2005 compared to second quarter 2005. However, service margins may experience downward pressure in third quarter 2005 depending upon the level of use of our consultants in pre-sales and product development activities and considering that incentive compensation will be increased for our services group and all other teams in the Company if our software license revenues increase sequentially in the third quarter.
     Our 2005 Operating Plan is designed to deliver higher profitability through a reduced cost structure, even if global spending levels for information technology or the overall market environment does not improve compared to 2004. We reduced our operating costs and improved our overall profitability in first half of 2005 as a result of the restructuring activities and cost reductions taken in fourth quarter 2004 in connection with the implementation of our 2005 Operating Plan. Additional restructuring charges were taken in the first half of 2005 to substantially complete this plan. The restructuring efforts reduced our total operating costs and expenses by $8.9 million (excluding restructuring charges and amortization of intangibles) in the first half of 2005 compared with the first half of 2004, and resulted in a $6.0 million increase in operating income in the first half of 2005 compared to the first half of 2004. Results for the first half of 2005 reflect the impact of a 15% lower average headcount versus the first half of 2004. Overall, total cost and operating expenses should be relatively flat in third quarter 2005 compared to second quarter 2005 unless our software results vary substantially between the two quarters, which will have an impact on incentive compensation for all teams in the Company. Total incentive compensation was $4.0 million in the second quarter of 2005 compared to $3.2 million in the first quarter of 2005 and $2.1 million in the second quarter of 2004.
     Changes in Buying Patterns Continue to Impact our Operating Results. The retail industry and its suppliers continue to exercise significant due diligence prior to making large capital outlays, and the decision-making process for investments in information technology remains highly susceptible to deferral. Delays in the decision-making process have been, and may continue to be, the most significant issue affecting our software license revenue results. Delays in the customer decision-making processes have resulted from a number of factors including uncertain economic conditions, extended due diligence procedures designed to minimize risk, corporate reorganizations, consolidations within the industry, the appointment of new senior management, and the increasing trend by companies to seek board-level approval for all significant investments in information technology. As a result, our sales cycles remain elongated and we continue to experience uncertainty predicting the size and timing of individual contracts, particularly the closure of large software licenses ($1.0 million or greater), which continues to remain uneven from quarter-to-quarter. For example, we signed four large software licenses in second quarter 2005 compared to none in first quarter 2005, five in fourth quarter 2004 and one in third quarter 2004. Sales to new customers have historically required between three and nine months from generation of the sales lead to the execution of a software license agreement. Sales cycles are typically longer and more complex for larger dollar projects, large multi-national retail organizations and retailers in certain geographic regions.

     We have historically recognized a substantial portion of our software license revenues under an Initial License Fee model. Under this license model, software license contracts are structured to enable the Company to recognize 100% of the software license revenue upon execution of the contract provided all of the revenue recognition criteria set forth in Statement of Position 97-2, Software Revenue Recognition have been met. However, due to the elongated sales cycles we are experiencing and the absence of a predictable base demand, we have begun to increasingly offer larger customers, particularly in the Americas region, the option to purchase software licenses under Proof of Concept and Milestone-Based licensing models in order to mitigate their risk aversion. Under the Proof of Concept license model, customers are allowed to try one or more of our solutions before they purchase them, either in a proof of concept, pilot, or prototype environment, or during the performance of business process analyses or benchmarking activities. We began offering these licensing models in the second half of 2004 and to date, we have started a total of 58 proof-of-concept and evaluation projects. We have successfully converted 20 of these projects into perpetual licenses (including six in the first quarter of 2005 and seven in the second quarter of 2005), three of the projects have been deferred indefinitely and 35 proof-of-concept projects are still open. The average time to conversion on proof-of-concept projects is subject to multiple variables, a number of which are outside our control, however, to date the time to conversion has ranged from two months to nearly one year. Additionally, we have not lost any of these transactions to competition, so there appears to be a high degree of reliability around this revenue stream. Under the Milestone-Based license model, payment of the software license fees are aligned with the achievement of defined milestones or deliverable objectives within an agreed timeframe. Until recently we offered Milestone-Based license models on large Merchandise Operations Systems implementations only but we have now begun to extend the program to larger software license sales of our Strategic Merchandise Management Solutions as well. In the first half of 2005 milestone based software licenses accounted for 1% of total software license revenue recognized compared to 6% in the first half of 2004. Although the purchase of software licenses under the Proof of Concept and Milestone-Based licensing models initially delays the recognition of revenue, we believe these licensing models may improve our ability to get customers to commit to the investment in our products and to predict the timing of software license revenues, thereby over time, decreasing our dependence on the more unpredictable Initial License Fee model transactions. It is still too early to determine the timing and magnitude of the impact these new licensing models will have on our operating results.
     Economic conditions and long replacement cycles have negatively impacted the demand for our Merchandise Operations Systems since 1998. Although we believe that significant growth in the transaction systems market will require sustained macroeconomic improvement, we have seen indications in recent quarters that companies are beginning to address long-standing issues in their enterprise systems environments, which could potentially signal a general improvement in demand for our Merchandise Operations Systems. We continue to believe there are a substantial number of retailers worldwide who will ultimately be faced with the need to update their merchandise operations systems.
     Similarly, our In-Store Systems business segment has been negatively impacted by slow economic conditions, lengthy replacement cycles and slow market acceptance of the new Java-based point-of-sale technology. We believe there is significant growth opportunity in the in-store systems market, however, we do not believe our In-Store Systems business segment will experience any significant organic growth until our Java-based in-store system applications become more functionally mature and competitive, early adopters complete their implementations and become referenceable, and there is sustained macroeconomic improvement.
     Our Competitive Environment is Changing. Our industry has been going through a transition over the past few years that has resulted in fewer competitors in every significant product market we supply. Currently, we believe there are only two primary global competitors left for our Merchandise Operations Systems, Oracle Corporation (which acquired Retek, Inc. on April 12, 2005) and SAP AG. Similarly, we believe the number of significant competitors for our In-Store Systems and Strategic Merchandise Management Solutions have declined.
     We do not believe Oracle’s acquisition of Retek, Inc. will have any significant impact on our near-term strategy. We will continue to consolidate our products onto a common technological platform and drive growth not only in the retail marketplace but also with the suppliers to the retail industry in the collaborative solutions marketplace. Although the acquisition has the potential to create some additional delays around decisions made by larger Tier 1 customers to purchase merchandise operations systems, we believe there are only a small number of these decisions made each year. In addition, we believe our Strategic Merchandise Management Solutions, which bring together forecasting and replenishment, planning and category management solutions, provide a unique offering and a strong competitive advantage as neither Oracle Corporation or SAP AG currently offer comparable comprehensive solutions. We also believe that potential customers are far more likely to drive their software application decision processes based on the suite of Strategic Merchandise Management Solutions a vendor is able to provide rather than on the financial or human resource systems that may be offered. The majority of our current software license transactions are for Strategic Merchandise

Management Solutions. Product revenues from Strategic Merchandise Management Solutions transactions can be as high as the revenues realized on sales of Merchandise Operations Systems.
     Software license revenues from existing customers represented 80% of software license revenues in first half 2005 compared to 70% in first half 2004. We believe that sales of add-on products to existing customers will continue to comprise a majority of our software revenues and that this metric is a direct result of our large customer base, principally amassed through our acquisition activities in 2000 and 2001, and the focus we have and will continue to place on back-selling opportunities for both our existing JDA Portfolio Synchronized products and our next generation PortfolioEnabled products. Over the past five years, the acquisition of Strategic Merchandise Management Solutions such as Portfolio Space Management by Intactix and Portfolio Replenishment by E3 have provided significant back-selling and growth opportunities in our customer base as 60% of our retail customer base and substantially all of our CPG manufacturers and wholesale customers still only own applications from one of our product families. We believe that once a customer has purchased multiple products from us, we are more likely to be viewed as a strategic partner in terms of their information systems strategy rather than simply a “point solution provider.”
     Business Opportunities and Growth Strategies. We continue to believe there are three distinct growth opportunities in the current economic environment:
•	Offer value propositions in our products and licensing models that make the purchase of our solutions easier and reduce the customers’ risk of investment. Many of our prospective customers have had poor experiences with other information technology vendors. Based on these experiences, prospective customers are often reluctant to incur the “upfront” license fees in our traditional Initial License Fee model because it places much of the risk of a difficult implementation on the customer. To address our customers’ concerns and overcome their caution, we have begun to increasingly offer larger customers the option to purchase software licenses under Proof of Concept and Milestone-Based licensing models in order to mitigate their risk aversion. We do not plan to offer these kinds of contractual terms for smaller transactions, which we believe will continue to close as they have historically. We anticipate these new licensing models will result in extended software license revenue streams that will be advantageous in the longer run; however they may reduce revenues in the near term. We further expect to realize greater average selling prices in larger transactions under the Proof of Concept and Milestone-Based licensing models than have been realized historically under our Initial License Fee model.

•	Generate new business opportunities with existing and prospective customers with next generation JDA Portfolio products. We believe our next generation of JDA Portfolio products, PortfolioEnabled, will create opportunities with prospective customers who seek a single, integrated solution that combines the retail disciplines of planning, assortment, purchasing, allocations and replenishment. We are encouraged that six customers have implementations of these products underway, of which four are Tier 1 retailers. We do not currently expect to be able to estimate the rate of acceptance of these new products until late 2005 or early 2006 after we have some live, referenceable customers and can assess the overall quality of the sales pipeline for these products. As with all new product adoption curves, we expect progress to be slow initially and then accelerate once early adopters of the PortfolioEnabled applications begin to “go live.” The initial PortfolioEnabled solutions may not offer every capability of their predecessor products but will offer other advantages such as an advanced technology platform, the ability of PRO to install on Unix/Oracle environments utilizing Microsoft .Net application services componentry with subsequent releases to include Microsoft SQL 2005, or other significant functional advantages such as “planning by attribute” capabilities in the Enterprise Planning by Arthur solution. Further, the PortfolioEnabled products do offer some significant capabilities that go beyond the current generation products they are replacing, and as a result, we believe they are in and of themselves competitive in the marketplace. On this basis, the PortfolioEnabled products may initially be more attractive to new customers during competitive bids, as opposed to existing customers for upgrade cycles. Sales cycles to new customers tend to be more elongated than those to existing customers who already have contracts in place with us and prior experience with our products. We also believe there will be opportunities to sell new add-on solutions to those customers that do choose to move to the PortfolioEnabled versions of the JDA Portfolio applications.

•	Expansion of our business into areas that are complementary to our traditional retail base. We have begun to develop and deploy broader and more sophisticated solutions to the non-retail market. Our new Optimize on Demand solution has taken the basic Space Planning by Intactix application and expanded it into a strategic category management offering, including additional JDA applications. In addition, we are developing new solutions around business practices such as sales and operations planning that will add to our growing complement of non-retail solutions. Finally, we continue to grow our collaborative planning, forecasting and replenishment (“CPFR”) business and now have 275 trading partners worldwide with an estimated annual trading value of over $4.5 billion who are live and fully operational on our Marketplace Replenishment CPFR solution that enables manufacturers, distributors and retailers to work from a single, shared demand forecast. We will continue to search for acquisition opportunities to further develop our Collaborative Solutions business.
     Long-Term Prospects For The In-Store Systems Business Segment Are Promising, But Recent Results Are Below Expectations. The In-Store Systems business segment provided $8.3 million, or 8% of our total revenues in first half 2005 compared to $9.7 million, or 9% in first half 2004. The In-Store Systems business segment has been negatively impacted in recent years by poor economic conditions that have caused retailers to delay major capital appropriations and by what we believe is a major platform transition as market demand moves from Window-based to Java-based point-of-sale applications. We do not believe our In-Store Systems business segment will experience any significant organic growth until our Java-based in-store system applications become more functionally mature and competitive, early adopters complete their implementations and become referenceable, and there is sustained macroeconomic improvement. Industry surveys indicate that point-of-sales systems are becoming an increased priority for retailers, and we believe potential customers may look to partner with broad solutions providers such as JDA that can bring all aspects of store operations into one integrated suite, including point-of-sale tilling functions, in-store inventory management functions, customer relationship management, space planning and workforce management solutions, rather than software vendors that only offer in-store systems. Accordingly, we believe the long-term prospects for our Java-based in-store system applications and the In-Store Systems business segment are promising, in part because we believe we are positioned to take advantage of this anticipated replacement cycle for point-of-sales systems that is being driven by a shift to new technology platforms. However, the timing and full impact of the replacement cycle is unclear.
     We Continue to Invest Heavily in New Product Development. We invested $22.4 million in first half 2005 in new product development compared to $27.2 million in the first half 2004. Since 1996, we have invested approximately $456 million in new product development and the acquisition of complementary products. The acquisitions of Arthur and Timera extended our product offerings in the Retail Enterprise Systems and In-Store Systems segments of our business. The acquisitions of Intactix, NeoVista Decision Series, E3, Vista, and Engage not only have expanded our product offerings, but have also provided us with collaborative applications that address new vertical market opportunities with the manufacturers and wholesalers who supply our traditional retail customers. We believe our strategy of expanding our product portfolio and increasing the scalability of our products has been the key element in attracting larger retail customers, and we believe that it has resulted in new customers licensing multiple products, as well as enhanced back-selling opportunities in our customer base.
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
     Consistent with our 2005 Operating Plan, we have begun to leverage our past investment in product development by reducing our level of product development expenditures, in absolute dollars and as a percentage of revenues. We have begun the transition process to our new PortfolioEnabled solutions, and as a result, we are now reducing the “double investment” in products that we have endured over the past two years. JDA Portfolio version 2005.1, the fourth synchronized release of our products, was released in first quarter 2005 and included enhancements to virtually all of our existing products that will enable them to maintain their competitive edge. In first quarter 2005 we released the first versions of the PortfolioEnabled solutions beginning with Portfolio Replenishment Optimization by E3 and Portfolio Knowledge Base. In second quarter 2005 we released Enterprise Planning by Arthur, a PortfolioEnabled solution that will ultimately replace certain of the Portfolio Planning Solutions by Arthur, including Merchandise Planning by Arthur and Assortment Planning by Arthur. This has been a significant investment by the Company as we have been building this next generation of products while developing JDA Portfolio version 2005.1. With the realignment of our resources at the end of 2004 we have now increased our focus on the development of the PortfolioEnabled solutions, reduced our investment in existing JDA Portfolio products going forward, and will leverage the most current release of these applications.
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
     We Intend to Continue to Grow Our Business Through Acquisitions. We believe there are opportunities to grow our business through the acquisition of complementary and synergistic companies, products and technologies. We have historically looked at cash acquisitions in the $5 million to $25 million range that could be readily integrated, accretive to earnings, or that could shorten our time to market with new technologies. We are now focusing our acquisition strategy on larger companies, particularly those that have significant recurring revenues or that will increase the breadth of our JDA Portfolio offerings in the Collaborative Solutions business segment, and acquisitions that can be accretive to earnings in a relatively short period of time post transaction and which can provide significant strategic growth opportunities for the Company.
     We Recorded An Additional Restructuring Charge in First Half 2005 Related To Our 2005 Operating Plan. We recorded a restructuring charge of $2.4 million in first half 2005 to complete the restructuring initiatives contemplated in our 2005 Operating Plan. This charge, which includes termination benefits and net rentals remaining under existing operating leases on certain vacated facilities, is in addition to the $3.1 million restructuring charge recorded in fourth quarter 2004 which also included termination benefits and the negotiated buyout or net rentals remaining under existing operating leases on certain facilities that were vacated by December 31, 2004. The restructuring initiatives included a consolidation of product lines, a net workforce reduction of approximately 12% or 154 FTE worldwide, and a reduction of certain office space in the United States and Northern Europe. The net workforce reduction included certain employees involved in the product development (78 FTE), consulting services and training (57 FTE), sales and marketing (20 FTE), and administrative (13 FTE) functions in the Americas, Europe and Asia Pacific, offset by a net gain of 14 FTE in the customer support function resulting from the transfer of 20 developers and functional experts into the new Customer Directed Development (“CDD”) organization structure within our Customer Support Solutions group. The CDD group is responsible for improving the speed and efficiency of the Company’s issue resolution, support and enhancements for maintenance customers. A total of 110 FTE were terminated or open positions eliminated through December 31, 2004 with an additional 44 FTE terminated during the six months ended June 30, 2005.
     Management believes the restructuring initiatives in the 2005 Operating Plan will allow us to generate substantially higher profits if revenue levels for 2005 are comparable to 2004. Specifically, management believes the restructuring initiatives are enabling JDA to (i) streamline operations and reduce duplicate investments in product development by consolidating significant portions of the existing product suite on the .Net and Java platforms used in the PortfolioEnabled products, (ii) maximize the return from the Company’s ongoing investments in advanced technology for the delivery of highly specialized services via the Internet and internal administrative systems, and (iii) better align the Company’s operating strategies to identified growth areas in the market. Based upon the second quarter 2005 operating results, JDA is realizing an annualized cost reduction of approximately $15 million since the 2005 Operating Plan has been fully implemented.
     Our Financial Position is Strong and We Have Positive Operating Cash Flow. Our financial position remains strong and as of June 30, 2005 we had $93.9 million in cash, cash equivalents and marketable securities, as compared to $97.1 million at December 31, 2004. We generated $7.5 million in positive cash flow from operations during first half 2005 compared to $15.0 million in first half 2004. Cash flow from operations in the first half of 2004 was larger than the first half of 2005 due to a $4.3 million decrease in accounts receivable which resulted from improved collection results, increases in accounts payable and deferred revenue of $1.7 million and $4.3 million, respectively, and a $3.9 million decrease in accrued expenses and other current liabilities which resulted primarily from the payment of incentive compensation accrued in fourth quarter 2003. In addition, cash flow from operations in the first half of 2005 was reduced by the $2.9 million cash impact of our restructuring initiatives. During the first half of 2005 we used $8.7 million to buyback 747,500 shares of our stock on the open market. We believe our cash position is sufficient to meet our operating needs for the foreseeable future.
     New Chief Operating Officer Added to Senior Management Team. JDA has appointed Christopher J. Koziol to the newly created position of Chief Operating Officer. Mr. Koziol is the former president and COO of MicroAge, Inc., a Fortune 500 technology systems integrator serving the Fortune 1000 marketplace and a wholesaler to leading technology sales and services organizations.

Results of Operations
     The following table sets forth certain selected financial information expressed as a percentage of total revenues for the periods indicated and certain gross margin data expressed as a percentage of software license revenue, maintenance services revenue, product revenues or services revenues, as appropriate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
REVENUES:
Software licenses	28%	26%	24%	26%
Maintenance services.	39	37	41	36

Product revenues.	67	63	65	62

Consulting services	31	34	32	35
Reimbursed expenses	2	3	3	3

Service revenues	33	37	35	38

Total revenues	100	100	100	100

COST OF REVENUES:
Cost of software licenses	1	2	1	2
Amortization of acquired software technology	2	2	2	2
Cost of maintenance services.	11	9	11	9

Cost of product revenues.	14	13	14	13

Cost of consulting services	24	25	24	25
Reimbursed expenses	2	3	3	3

Cost of service revenues	26	28	27	28

Total cost of revenues.	40	41	41	41

GROSS PROFIT.	60	59	59	59

OPERATING EXPENSES:
Product development	20	25	21	25
Sales and marketing	18	22	18	21
General and administrative	13	12	12	11
Amortization of intangibles	1	1	1	1
Restructuring charge and adjustments to acquisition-related reserves	1	—	3	3

Total operating expenses.	53	60	55	61

OPERATING INCOME (LOSS)	7	(1)	4	(2)
Other income, net	1	—	1	1

INCOME (LOSS) BEFORE INCOME TAXES	8	(1)	5	(1)

Income tax provision (benefit)	1	(2)	1	(1)

NET INCOME (LOSS)	7%	1%	4%	—%

Gross margin on software licenses	97%	95%	97%	95%
Gross margin on maintenance services	73%	75%	74%	75%
Gross margin on product revenues.	80%	80%	79%	80%
Gross margin on service revenues	20%	24%	21%	25%

     The following table sets forth a comparison of selected financial information, expressed as a percentage change between periods for the three and six months ended June 30, 2005 and 2004. In addition, the table sets forth cost of revenues and product development expenses expressed as a percentage of the related revenues:

		% Change			% Change
	Three Months ended June 30,			Six Months ended June 30,
	2005	2004 to 2005	2004	2005	2004 to 2005	2004
Revenues:

Software licenses	$15,307	9%	$14,085	$25,524	(11%)	$28,664
Maintenance	21,496	8%	19,819	43,202	10%	39,126

Product revenues	36,803	9%	33,904	68,726	1%	67,790
Service revenues	18,094	(10%)	20,179	36,422	(12%)	41,472

Total revenues	54,897	1%	54,083	105,148	(4%)	109,262

Cost of Revenues:

Software licenses	491	(30%)	701	716	(48%)	1,379
Amortization of acquired software technology	1,263	(3%)	1,299	2,562	—%	2,560
Maintenance services	5,709	17%	4,865	11,322	15%	9,833

Product revenues	7,463	9%	6,865	14,600	6%	13,772
Service revenues	14,503	(5%)	15,347	28,868	(7%)	30,971

Total cost of revenues	21,966	(1%)	22,212	43,468	(3%)	44,743

Gross Profit	32,931	3%	31,871	61,680	(4%)	64,519

Operating Expenses:

Product development	10,744	(20%)	13,412	22,420	(18%)	27,182
Sales and marketing	9,671	(18%)	11,787	19,073	(16%)	22,709
General and administrative	6,936	11%	6,270	12,465	—%	12,487

	27,351	(13%)	31,469	53,958	(13%)	62,378

Amortization of intangibles	849	—%	849	1,698	—%	1,690

Operating income (loss)	$3,851	961%	$(447)	$3,585	251%	$(2,373)

Cost of Revenues as a % of related revenues:
Software licenses	3%		5%	3%		5%
Maintenance services	27%		25%	26%		25%
Product revenues	20%		20%	21%		20%
Service revenues	80%		76%	79%		75%

Product Development as a % of product revenues	29%		40%	33%		40%

     The following tables set forth selected comparative financial information on revenues in our business segments and geographical regions, expressed as a percentage change between the comparable three and six month periods ended June 30, 2005 and 2004. In addition, the tables set forth the contribution of each business segment and geographical region to total revenues in the three and six month periods ended June 30, 2005 and 2004, expressed as a percentage of total revenues:

	Retail Enterprise Systems		In-Store Systems		Collaborative Solutions
	June 30, 2005 vs. 2004		June 30, 2005 vs. 2004		June 30, 2005 vs. 2004
	Quarter	Six Months	Quarter	Six Months	Quarter	Six Months
Software licenses	25%	(11%)	(59%)	(44%)	(9%)	3%
Maintenance services	8%	12%	7%	11%	9%	6%

Product revenues	15%	2%	(27%)	(16%)	3%	5%
Service revenues	(2%)	(9%)	(27%)	(12%)	(34%)	(27%)

Total revenues	8%	(3%)	(27%)	(14%)	(6%)	(3%)

Product development	(22%)	(21%)	(20%)	(15%)	(15%)	(11%)
Sales and marketing	(9%)	(19%)	(53%)	(25%)	(30%)	(1%)
Operating income(loss)	125%	63%	(110%)	(309%)	25%	3%

				Contribution to Total Revenues
Retail Enterprise Systems				In-Store Systems				Collaborative Solutions
Quarter		Six Months		Quarter		Six Months		Quarter		Six Months
2005	2004	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
72%	68%	70%	69%	7%	10%	8%	9%	21%	22%	22%	22%

	The Americas		Europe		Asia/Pacific
	June 30, 2005 vs. 2004		June 30, 2005 vs. 2004		June 30, 2005 vs. 2004
	Quarter	Six Months	Quarter	Six Months	Quarter	Six Months
Software licenses	(4%)	(23%)	20%	10%	76%	43%
Maintenance services	5%	9%	7%	5%	39%	26%

Product revenues	1%	(4%)	12%	7%	59%	34%
Service revenues	(7%)	(5%)	(21%)	(33%)	(10%)	(14%)

Total revenues	(2%)	(4%)	2%	(7%)	23%	8%

				Contribution to Total Revenues
The Americas				Europe				Asia/Pacific
Quarter		Six Months		Quarter		Six Months		Quarter		Six Months
2005	2004	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
67%	69%	68%	68%	22%	22%	22%	23%	11%	9%	10%	9%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Product Revenues
     Software Licenses.
     Retail Enterprise Systems. The increase in software license revenues in this business segment in second quarter 2005 compared to second quarter 2004 resulted primarily from the closure of four new software license deals of $1.0 million or more that included both Merchandise Operations Systems and Strategic Merchandise Management Solutions. Second quarter 2004 contained no new software license deals of $1.0 million or more, however, the quarterly results did include the recognition of a large milestone-based software installment in excess of $1.0 million.
     In-Store Systems. Software license revenues in this business segment decreased in second quarter 2005 compared to second quarter 2004 as sales results continue to be below expectations. We did sign a large new proof-of-concept license in second quarter 2005 that has not yet met the criteria for revenue recognition.
     Collaborative Solutions. Software license revenues in this business segment decreased in second quarter 2005 compared to second quarter 2004 due to a decrease in sales of Strategic Merchandise Management Solutions, offset in part by a 32% increase in license revenues from Marketplace Replenishment, our collaborative specific CPFR solution which is sold on a subscription basis.
     Regional Results. Software license revenues in the Americas region decreased in second quarter 2005 compared to second quarter 2004 primarily due to a 61% decrease in In-Store Systems software license revenues, offset in part by a 31% increase in Collaborative Solutions software license revenues. The Americas region had two new software license deals of $1.0 million or more in second quarter 2005 compared to none in second quarter 2004. Software license revenues in the Europe region increased in second quarter 2005 compared to second quarter 2004 primarily due to an 83% increase in Retail Enterprise Systems software license revenues, offset in part by a 65% decrease in Collaborative Solutions software license revenues. The Europe region had one new software license deal of $1.0 million or more in second quarter 2005 compared to none in second quarter 2004. Results in the Europe region were impacted by operational issues and management changes throughout 2004. We appointed a new Regional Vice President of the Europe region in January 2005. Software license revenues in the Asia/Pacific region increased in second quarter 2005 compared to second quarter 2004 primarily due to one large Retail Enterprise Systems software license deal in excess of $1.0 million. There were no significant In-Store Systems sales in the Europe or Asia/Pacific regions in second quarter 2005 or 2004.
     Maintenance Services. The increase in maintenance services revenue in second quarter 2005 compared to second quarter 2004 is due primarily to new software license sales of Strategic Merchandise Management Solutions in the past twelve months and the correlating increase in our installed customer base, and approximately $480,000 of favorable foreign exchange effects.
Service Revenues
     Service revenues include consulting services, hosting services, training revenues, net revenues from our hardware reseller business and reimbursed expenses. The decrease in service revenues in second quarter 2005 compared to second quarter 2004 resulted primarily from decreases in implementation services for Strategic Merchandise Management Solutions, particularly in the Europe region where several large projects were completed, and for In-Store Systems due to the lower software license sales in that business segment over the past twelve months. We have reduced the headcount in our consulting services group over the past twelve months due primarily to the reduced demand for implementation services associated with certain of our Merchandise Operations Systems, Strategic Merchandise Management Solutions and In-Store Systems applications. Utilization rates for consulting services increased to 49% in second quarter 2005 compared to 45% in second quarter 2004; however average billing rates in the current quarter decreased to $192 per hour from $203 per hour last year. We have not adjusted our billing rates; rather, the mix of work among our geographic regions and product lines has changed between the comparable quarters. Net revenues from our hardware reseller business decreased 39% to $424,000 in second quarter 2005 compared to $701,000 in second quarter 2004.

     Fixed bid consulting services work represented approximately 18% of total consulting services revenue in both second quarter 2005 and second quarter 2004.
Cost of Product Revenues
     Cost of Software Licenses. The decrease in cost of software licenses in second quarter 2005 compared to second quarter 2004 resulted primarily from a lower number of transactions that involved the resale of third party software applications, particularly Oracle licenses.
     Amortization of Acquired Software Technology. Amortization of acquired software technology was flat in second quarter 2005 compared to second quarter 2004 as there have been no new acquisitions since the acquisition of Timera in January 2004.
     Cost of Maintenance Services. The increase in cost of maintenance services in second quarter 2005 compared to second quarter 2004 resulted primarily from a 9% increase in average maintenance services headcount due to the transfer of 20 developers and functional experts into the new Customer Directed Development group within our customer support organization, higher incentive compensation due to improved Company performance and increased royalties on the maintenance stream from products with embedded third party software, offset in part by a $224,000 decrease in cost transfers due to a reduced utilization of consulting services employees in customer support activities. As of June 30, 2005 we had 179 associates in our customer support organization compared to 157 at June 30, 2004.
Cost of Service Revenues
     The decrease in cost of service revenues in second quarter 2005 compared to second quarter 2004 resulted primarily from a 23% decrease in average consulting services headcount, offset in part by higher incentive compensation and a $611,000 decrease in cost transfers between the comparable quarters related to consulting services employees who were used to support presales, product development and customer support activities. As of June 30, 2005 we had 325 service associates compared to 416 at June 30, 2004.
Gross Profit
     The increase in gross profit dollars and gross profit percentage in second quarter 2005 compared to second quarter 2004 resulted primarily from the increases in software license and maintenance revenues, in dollars and as a percentage of total revenues, as these revenue sources carry higher gross profit margins than services.
     The decrease in service revenue margins in second quarter 2005 compared to second quarter 2004 resulted primarily from higher incentive compensation, the $611,000 decrease in cost transfers related to consulting services employees who were used to support presales and product development activities and a $277,000, or 39% decrease in net revenues from our hardware reseller business. Excluding the net revenues from the hardware reseller business, service margins were 18% in second quarter 2005 compared to 21% in second quarter 2004.
Operating Expenses
     Operating expenses, excluding amortization of intangibles and restructuring charges and adjustments to acquisition-related reserves decreased 13% in second quarter 2005 compared to second quarter 2004, and represented 50% and 58% of total revenues in each quarter, respectively. The decrease in operating expenses includes a decrease in salaries, benefits and travel costs related to the headcount reductions in the restructuring initiatives undertaken during fourth quarter 2004 and first half 2005, lower outside legal fees due to reduced litigation activities, and lower marketing costs. These reductions were partially offset by higher incentive compensation due to the Company’s improved operating performance and a higher bad debt provision.
     Product Development. The decrease in product development expense in second quarter 2005 compared to second quarter 2004 resulted primarily from a 26% decrease in average product development headcount related to the restructuring initiatives, offset in part by higher incentive compensation. As of June 30, 2005, we had 305 employees in the product development function compared to 411 at June 30, 2004.

     Sales and Marketing. The decrease in sales and marketing expense in second quarter 2005 compared to second quarter 2004 resulted primarily from a 16% decrease in average sales and marketing headcount related to the restructuring initiatives, a $316,000 decrease in cost transfers due to a reduced utilization of consulting services employees in presales activities and reduced participation in external trade shows. As of June 30, 2005, we had 131 employees in the sales and marketing function compared to 163 at June 30, 2004. These totals include 60 and 77 direct sales representatives, respectively.
     General and Administrative. The increase in general and administrative expenses in second quarter 2005 compared to second quarter 2004 resulted from a $500,000 higher bad debt provision, higher incentive compensation and an increased investment in our IT initiatives, offset in part by lower outside legal fees. As of June 30, 2005 we had 148 administrative employees compared to 157 at June 30, 2004.
     Amortization of Intangibles. Amortization of intangibles in second quarter 2005 was flat compared to second quarter 2004 as there have been no new acquisitions since the acquisition of Timera in January 2004.
     Restructuring Charge and Adjustments to Acquisition-Related Reserves. We recorded an $880,000 restructuring charge in second quarter 2005 related to the completion of the restructuring initiatives contemplated in our 2005 Operating Plan. This charge, which includes termination benefits and net rentals remaining under existing operating leases on certain vacated facilities, is in addition to the $3.1 million and $1.6 million restructuring charges recorded in fourth quarter 2004 and first quarter of 2005, respectively. The second quarter 2005 charge included $477,000 in termination benefits for 8 FTE and $417,000 for the net rentals remaining under an existing operating leases on certain vacated facilities.
Operating Income (Loss)
     We produced operating income of $3.9 million in second quarter 2005 compared to an operating loss of $447,000 in second quarter 2004. The increase in the operating income is due to a 9% increase in product revenues and the cost reductions that have resulted from our restructuring initiatives, offset in part by a $1.9 million increase in total incentive compensation in second quarter 2005 compared to second quarter 2004.
     Operating income in our Retail Enterprise Systems business segment increased to $9.6 million in second quarter 2005 compared to $4.3 million in second quarter 2004. The increase in operating income in this business segment resulted from a $3.0 million increase in total revenues, a 22% decrease in product development costs and a 9% decrease in allocated sales and marketing costs based upon the pro rata share of software sales that came from this business segment.
     The operating loss in our In-Store Systems business segment increased to $248,000 in second quarter 2005 compared to $118,000 in second quarter 2004. The increase in the operating loss in this business segment resulted from a $1.4 million decrease in total revenues, offset in part by a 53% decrease in allocated sales and marketing costs based upon the pro rata share of software sales that came from this business segment and a 20% decrease in product development costs.
     Operating income in our Collaborative Solutions business segment increased to $3.2 million in second quarter 2005 compared to $2.5 million in second quarter 2004. The increase in the operating income in this business segment resulted from a 30% decrease in allocated sales and marketing costs based upon the pro rata share of software sales that came from this business segment and a 15% decrease in product development costs, offset in part by a $771,000 decrease in total revenues.

Income Tax Provision (Benefit)
     We calculate our tax provision (benefit) on an interim basis based on the effective tax rate for the year and record discrete tax adjustments in the reporting period in which they occur. A summary of the income tax provision (benefit) recorded in the three months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended
	June 30,
	2005	2004
Income (Loss) Before Income Taxes	$4,478	$(225)
Effective Tax Rate	35.6%	35.0%

Income Tax Provision (Benefit) at Effective Tax Rate	1,593	(79)

Less Discreet Tax Adjustments:
Revaluation of Australian Deferred Tax Asset for Temporary Differences in Prior Years	(564)	—
Adjustment of Prior Year Tax Estimates in Foreign Subsidiaries Upon Filing of Returns	(134)	—
Settlement of IRS audit of 1998 through 2001 Federal Income Tax Returns	—	(550)
Settlement of Inland Revenue Tax Filing in the United Kingdom	—	(200)

Net Income Tax Benefit	(698)	(750)

Income Tax Provision (Benefit)	$895	$(829)

     The income tax provision (benefit) recorded in the three months ended June 30, 2005 and 2004 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and do not include the tax benefits realized from the employee stock options exercised during the three months ended June 30, 2005 and 2004 of $19,000 and $7,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in capital.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Product Revenues
     Software Licenses.
     Retail Enterprise Systems. The decrease in software license revenues in this business segment in first half 2005 compared to first half 2004 resulted from a decrease in sales of Strategic Merchandise Management Solutions, primarily due to delays in large deal closures in the Americas region during first quarter 2005, offset in part by an increase in sales of Merchandise Operations Systems. The Retail Enterprise Systems business segment had four new software license deals of $1.0 million or more in first half 2005 compared to one in first half 2004. First half 2004 also included the recognition of a large milestone-based software installment in excess of $1.0 million.
     In-Store Systems. The decrease in software license revenues in this business segment in first half 2005 compared to first half 2004 resulted primarily from our inability to recognize a significant new proof-of-concept license due to the criteria for revenue recognition not being met. In addition, first half 2004 software license revenues included a large license sold as part of a $1.5 million multi-product deal that also included Strategic Merchandise Management Solutions.
     Collaborative Solutions. Software license revenues in this business segment increased modestly in first half 2005 compared to first half 2004. Licenses revenues for Marketplace Replenishment, our collaborative specific CPFR solution which is sold on a subscription basis, increased 38% in first half 2005 compared to first half 2004 and is the primary component of the increase.
     Regional Results. Software license revenues in the Americas region decreased in first half 2005 compared to first half 2004 primarily due to weaker than expected software license sales and delays in the closure of certain deals in this region during first quarter 2005, particularly those involving larger software licenses. Software license revenues from Retail Enterprise Systems and In-Store Systems applications in the Americas region decreased 30% and 44%, respectively, offset in part by a 21% increase in Collaborative Solutions software license revenues. The Americas region had two new software license deals of $1.0 million or more in first half 2005 compared to two in first half 2004. Software license revenues in the Europe region increased in first half 2005 compared to first half 2004 due to a 33% increase in software license revenues from Retail Enterprise Systems, offset in part by a 38% decrease in Collaborative Solutions software license revenues. The Europe region had one new software license deal of $1.0 million or more in first half 2005 compared to none in first half 2004. Results in the Europe region were impacted by operational issues and management changes throughout 2004. We appointed a new Regional Vice President of the Europe region in January 2005. Software license revenues in the Asia/Pacific region increased in first half 2005 compared to first half 2004 primarily due to one large Retail Enterprise Systems software license deal in excess of $1.0 million in second quarter 2005. There were no significant In-Store Systems sales in the Europe or Asia/Pacific regions in first half 2005 or 2004.
     Maintenance Services. The increase in maintenance services revenue in first half 2005 compared to first half 2004 is due primarily to new software license sales of Strategic Merchandise Management Solutions in the past twelve months and the correlating increase in our installed customer base, and approximately $920,000 of favorable foreign exchange effects.
Service Revenues
     Service revenues include consulting services, hosting services, training revenues, net revenues from our hardware reseller business and reimbursed expenses. The decrease in service revenues in first half 2005 compared to first half 2004 resulted primarily from decreases in implementation services for Strategic Merchandise Management Solutions, particularly in the Europe region where several large projects were completed. We have reduced the headcount in our consulting services group over the past twelve months due to lower software sales and reduced demand for implementation services associated with certain of our Merchandise Operations Systems, Strategic Merchandise Management Solutions and In-Store Systems applications. Net revenues from our hardware reseller business decreased 36% to $935,000 in first half 2005 from $1.5 million in first half 2004 which included a large hardware transaction.
     Fixed bid consulting services work represented 17% of total consulting services revenue in first half 2005 compared to 16% in first half 2004.
Cost of Product Revenues
     Cost of Software Licenses. The decrease in cost of software licenses in first half 2005 compared to first half 2004 resulted from a lower number of transactions that involved the resale of third party software applications, particularly Oracle licenses.
     Amortization of Acquired Software Technology. Amortization of acquired software technology was flat in first half 2005 compared to first half 2004 as there have been no new acquisitions since the acquisition of Timera in January 2004.
     Cost of Maintenance Services. The increase in cost of maintenance services in first half 2005 compared to first half 2004 resulted primarily from a 5% increase in average maintenance services headcount due to the transfer of 20 developers and functional experts into the new Customer Directed Development group within our customer support organization, annual salary increases in April 2004, higher incentive compensation, and higher training costs related to the Microsoft .Net Platform and our next generation PortfolioEnabled products and our Customer Directed Development group, offset in part by a $310,000 decrease in cost transfers due to a reduced utilization of consulting services employees in customer support activities.
Cost of Service Revenues
     The decrease in cost of service revenues in first half 2005 compared to first half 2004 resulted primarily from a 22% decrease in average services headcount and a reduce utilization of outside contractors, offset in part by annual salary increases in April 2004, higher incentive compensation and an $823,000 decrease in cost transfers between the comparable periods related to consulting services employees who were used to support presales, product development and customer support activities.
Gross Profit
     The decrease in gross profit dollars in first half 2005 compared to first half 2004 resulted primarily from the decrease in software license revenues and lower service revenue margins, offset in part by the increase in maintenance services revenue. The gross profit percentage was flat in first half 2005 compared to first half 2004.
     The decrease in service revenue margins in first half 2005 compared to first half 2004 resulted primarily from higher incentive compensation, the $823,000 decrease in cost transfers related to consulting services employees who were used to support presales, product development and customer support activities and a $535,000, or 36% decrease in net revenues from our hardware reseller business. Excluding the net revenues from the hardware reseller business, service margins were 19% in first half 2005 compared to 23% in first half 2004.
Operating Expenses
     Operating expenses, excluding amortization of intangibles and restructuring charges and adjustments to acquisition-related reserves decreased 13% in first half 2005 compared to first half 2004, and represented 51% and 57% of total revenues in each period, respectively. The decrease in operating expenses includes a decrease in salaries, benefits, travel and training costs related to the headcount reductions in the restructuring initiatives undertaken during fourth quarter 2004 and first half 2005, lower outside legal fees due to reduced litigation activities, decreased usage of outside contractors in our PortfolioEnabled product development activities, lower insurance costs and lower marketing costs. These reductions were partially offset by higher incentive compensation due to the Company’s improved operating performance.
     Product Development. The decrease in product development expense in first half 2005 compared to first half 2004 resulted primarily from a 21% decrease in average product development headcount related to the restructuring initiatives, a $515,000 decrease in the use of outside contractors in our PortfolioEnabled product development activities, and $301,000 higher vendor cost reimbursement for acceleration of certain funded development activities, offset in part by salary increases in April 2004 and higher incentive compensation.
     Sales and Marketing. The decrease in sales and marketing expense in first half 2005 compared to first half 2004 resulted primarily from a 16% decrease in average sales and marketing headcount related to the restructuring initiatives, a $772,000 reduction in marketing costs due to a cutback in trade show activities and a $381,000 decrease in cost transfers due to a reduced utilization of consulting services employees in presales activities.
     General and Administrative. General and administrative expenses were flat in first half 2005 compared to first half 2004. A 4% decrease in general and administrative headcount related to the restructuring initiatives and reductions in legal fees and insurance costs were substantially offset by annual salary increases in April 2004, higher incentive compensation and a $319,000 unfavorable variance in foreign exchange effects.
     Amortization of Intangibles. Amortization of intangibles in first half 2005 was flat compared to first half 2004 as there have been no new acquisitions since the acquisition of Timera in January 2004.
     Restructuring Charge and Adjustments to Acquisition-Related Reserves. We recorded a restructuring charge of $2.4 million in first half 2005 to complete the restructuring initiatives contemplated in our 2005 Operating Plan. This charge, which includes termination benefits and net rentals remaining under existing operating leases on certain vacated facilities, is in addition to the $3.1 million restructuring charge recorded in fourth quarter 2004 which also included termination benefits and the negotiated buyout or net rentals remaining under existing operating leases on certain facilities that were vacated by December 31, 2004. The first half 2005 restructuring charge includes $2.0 million in termination benefits for 44 FTE and $423,000 for the net rentals remaining under existing operating leases on certain vacated facilities.

     We recorded a $2.7 million restructuring charge in first half 2004 for $1.8 million in termination benefits related to a workforce reduction of 47 full-time employees (“FTE”), primarily in sales (15 FTE) and consulting services (18 FTE) functions in the Americas, Europe and Asia/Pacific, and $899,000 for closure costs of certain offices in the Americas and Europe that were either under-performing or under-utilized and used primarily by consulting services personnel. All workforce reductions and office closures associated with this charge were made on or before March 31, 2004.
     During first half 2004, we also recorded a $125,000 net increase to our acquisition-related reserves primarily due to an increase in the estimated facility closure costs recorded in connection with the acquisition of E3 Corporation.
Operating Income (Loss)
     We produced operating income of $3.6 million in first half 2005 compared to an operating loss of $2.4 million in first half 2004. The increase in operating income is due to the higher mix of product revenues as a percentage of total revenues and the cost reductions that have resulted from our restructuring initiatives in fourth quarter 2004 and first half 2005, offset in part by a $1.9 million increase in total incentive compensation in first half 2005 compared to first half 2004.
     Operating income in our Retail Enterprise Systems business segment increased to $15.2 million in first half 2005 compared to $9.3 million in first half 2004. The increase in operating income in this business segment resulted from a 21% decrease in product development costs, an 19% decrease in allocated sales and marketing costs based upon the pro rata share of software sales that came from this business segment and a 4% decrease in total cost of sales, offset in part by a $1.9 million decrease in total revenues.
     The operating loss in our In-Store Systems business segment increased to $651,000 in first half 2005 compared to $159,000 in first half 2004. The increase in the operating loss in this business segment resulted from a $1.4 million decrease in total revenues, offset in part by a 25% decrease in allocated sales and marketing costs based upon the pro rata share of software sales that came from this business segment and a 15% decrease in product development costs.
     Operating income in our Collaborative Solutions business segment increased to $5.6 million in first half 2005 compared to $5.5 million in first half 2004. The increase in the operating income in this business segment results from an 11% decrease in product development costs and a 2% decrease in total cost of sales, offset in part by a $784,000 decrease in total revenues.

Income Tax Provision (Benefit)
     We calculate our tax provision (benefit) on an interim basis based on the effective tax rate for the year and record discrete tax adjustments in the reporting period in which they occur. A summary of the income tax provision (benefit) recorded in the six month periods ended June 30, 2005 and 2004 is as follows:

	Six Months Ended
	June 30,
	2005	2004
Income (Loss) Before Income Taxes	$4,728	$(1,403)
Effective Tax Rate	35.6%	35.0%

Income Tax Provision (Benefit) at Effective Tax Rate	1,685	(491)

Less Discreet Tax Adjustments:
Adjustment of US Foreign Tax Credit Carryforward	(884)	—
Revaluation of Australian Deferred Tax Asset for Temporary Differences in Prior Years	(564)	—
Adjustment of Prior Year Tax Estimates in Foreign Subsidiaries Upon Filing of Returns	(434)	—
Net Operating Loss Tax Rate Adjustment – German Subsidiary	(199)	—
Adjustment of Cumulative Temporary Difference – Depreciation	654	—
Adjustment of Cumulative Temporary Difference – UK & Singapore Subsidiaries	184	—
Settlement of IRS audit of 1998 through 2001 Federal Income Tax Returns	—	(879)
Settlement of Inland Revenue Tax Filing in the United Kingdom	—	(200)

Net Income Tax Benefit	(1,243)	(1,079)

Income Tax Provision (Benefit)	$442	$(1,570)

     The income tax provision (benefit) recorded in the six months ended June 30, 2005 and 2004 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and do not include the tax benefits realized from the employee stock options exercised during the six months ended June 30, 2005 and 2004 of $80,000 and $55,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in capital.
Liquidity and Capital Resources
     We had working capital of $96.8 million at June 30, 2005 compared to $94.8 million at December 31, 2004. Cash and marketable securities at June 31, 2005 were $93.9 million, a decrease of $3.2 million from the $97.1 million reported at December 31, 2004. The decrease in working capital and our cash and marketable securities balances during the six months ended June 30, 2005 resulted primarily from the repurchase of 747,500 shares of our common stock for $8.7 million, offset in part by the net cash provided by operating activities.
     Net accounts receivable were $40.3 million or 66 days sales outstanding (“DSOs”) at June 30, 2005 compared to $39.5 million, or 62 days sales outstanding (“DSOs”) at December 31, 2004. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including seasonality, shifts in customer buying patterns, the timing of annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.
     Operating activities provided cash of $7.5 million in the six months ended June 30, 2005 and $15.0 million in the six months ended June 30, 2004. The principle sources of our cash flow from operations are typically net income adjusted for depreciation and amortization, collections on accounts receivable, and increases in deferred maintenance revenue. Cash flow from operations in the six months ended June 30, 2005 was lower due to the timing of customer payments on accounts receivable, a smaller increase in deferred revenue balances and the $2.9 million cash impact of our restructuring initiatives, offset in part by a $4.1 million increase in net income that resulted from an $8.9 million reduction in operating costs between periods.

     Investing activities utilized cash of $2.0 million in six months ended June 30, 2005 and $30.9 million in the six months ended June 30, 2004. Net cash utilized by investing activities in the six months ended June 30, 2005 includes $2.6 million in capital expenditures and $1.2 million in payments received on the promissory note receivable from Silvon Software, Inc. Net cash utilized by investing activities in the six months ended June 30, 2004 includes $23.8 million in cash expended to purchase our corporate office facility, $13.6 million in cash expended to acquire Timera Texas, Inc. and $5.8 million in other capital expenditures. All other variances between the six months ended June 30, 2005 and the six months ended June 30, 2004 are due to normal maturing and reinvesting of marketable securities.
     Financing activities utilized cash of $7.8 million in the six months ended June 30, 2005 and provided cash of $422,000 in the six months ended June 30, 2004. The activity in both periods includes proceeds from the issuance of common stock under our stock option plans. Financing activities in the six months ended June 30, 2005 also includes the repurchase of 747,500 shares of our common stock for $8.7 million.
     Changes in the currency exchange rates of our foreign operations had the effect of decreasing cash by $1.4 million and $577,000 in the six months ended June 30, 2005 and 2004, respectively. The change in the six months ended June 30, 2005 is due to a slight improvement of the US Dollar against major foreign currencies including the Euro and the British Pound. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the short-term foreign currency exchange exposure associated with foreign currency denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income, net, offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.
     We Intend to Continue to Grow Our Business Through Acquisitions. We believe there are opportunities to grow our business through the acquisition of complementary and synergistic companies, products and technologies. We have historically looked at cash acquisitions in the $5 million to $25 million range that could be readily integrated, accretive to earnings, or that could shorten our time to market with new technologies. We are now focusing our acquisition strategy on larger companies, particularly those that have significant recurring revenues or that will increase the breadth of our JDA Portfolio offerings in the Collaborative Solutions business segment, and acquisitions that can be accretive to earnings in a relatively short period of time post transaction and which can provide significant strategic growth opportunities for the Company.
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
     Treasury Stock Repurchase Program. On February 15, 2005, our Board of Directors approved a program to repurchase from time to time at management’s discretion up to one million shares of the Company’s common stock on the open market or in private transactions until January 26, 2006 at prevailing market prices. The program was adopted as part of our revised approach to equity compensation, which will emphasize performance-based awards to employees and open market stock repurchases by the Company designed to mitigate or eliminate dilution from future employee and director equity-based incentives. The repurchase of shares under this program will result in a decrease to our working capital. Through June 30, 2005, we have purchased a total of 747,500 shares of our common stock for $8.7 million under this program.
          Accelerated Vesting of Options. On February 15, 2005, the Compensation Committee of our Board of Directors approved the immediate vesting of all unvested stock options previously awarded to employees, officers and directors. The accelerated options were issued under our 1995 Stock Option Plan, 1996 Stock Option Plan, 1996 Outside Director Stock Option Plan and 1998 Non-statutory Stock Option Plan. The closing market price per share of our common stock on February 15, 2005 was $11.85 and the exercise prices of the approximately 1.4 million in unvested options on that date ranged from $8.50 to $28.20. The exercise of vested stock options would increase our working capital. See Critical Accounting Policies for additional discussion.
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
Critical Accounting Policies
          We have identified the policies below as critical to our business operations and the understanding of our results of operations. There have been no changes in our critical accounting policies during second quarter 2005. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
The following table presents pro forma disclosures required by SFAS No. 123 and SFAS No. 148 of net income (loss) and basic and diluted earnings (loss) per share as if stock-based compensation expense had been recognized during the three and six month periods ended June 30, 2005 and 2004. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting. Stock-based compensation expense for 2004 has been adjusted to reflect the revised tax benefit available for incentive stock options generated at the time of exercise.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income — as reported	$3,583	$604	$4,286	$167
Less: stock-based compensation expense, net of related tax effects	15	(1,368)	(3,671)	(2,291)

Pro forma net income (loss)	$3,598	$(764)	$615	$(2,124)

Basic earnings (loss) per share — as reported...	$.12	$.02	$.15	$.01
Diluted earnings (loss) per share — as reported.	$.12	$.02	$.15	$.01
Basic earnings (loss) per share — pro forma	$.13	$(.03)	$.02	$(.07)
Diluted earnings (loss) per share — pro forma	$.12	$(.03)	$.02	$(.07)
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
SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:
3.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

4.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro-forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
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
As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, the adoption of the fair value method under SFAS No. 123(R) could potentially have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings per share above and in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net cash flows from operating activities in periods after adoption. While we cannot estimate what those amounts will be in the future (because this would depend on, among other things, when employees exercise stock options), we have recognized $80,000 and $55,000 in the six month periods ended June 30, 2005 and 2004, respectively, in operating cash flows for such excess tax deductions.
On February 15, 2005, the Compensation Committee of our Board of Directors (the “Committee”) approved the immediate vesting of all unvested stock options previously awarded to employees, officers and directors. The accelerated options were issued under our 1995 Stock Option Plan, 1996 Stock Option Plan, 1996 Outside Director Stock Option Plan and 1998 Non-statutory Stock Option Plan. The Committee made the decision to immediately vest these options based in part on the issuance of SFAS No. 123(R). The Committee also considered the reduced level of cash bonuses paid to employees and officers in 2004, the fact that there are no equity awards planned in 2005 other than for certain new hires, and recognized that the exercise of any accelerated options would bring cash into the Company. Absent the acceleration of these options, upon adoption of SFAS No. 123(R), we would have been required to recognize approximately $3.7 million in pre-tax compensation expense from these options over their remaining vesting terms. By vesting all previously unvested options, the stock-based compensation expense under SFAS No. 123 will only be reflected in our footnote disclosures. Further, we believe the future stock-based compensation expense to be recorded under SFAS No. 123(R) related to these options is significantly reduced and would be immaterial to our financial results. However, there can be no assurance that these actions will avoid the recognition of future compensation expense in connection with these options.
Employees, officers and directors will benefit from the accelerated vesting of their stock options in the event they terminate their employment with or service to the Company prior to the completion of the original vesting terms as they would have the ability to exercise certain options that would have otherwise been forfeited. No stock-based compensation expense will be recorded with respect to these options unless an employee, officer or director actually benefits from this modification. For those employees, officers and directors who do benefit from the accelerated vesting, we are required to record additional stock-based compensation expense equal to the intrinsic value of the option on the date of modification (i.e., February 15, 2005). The closing market price per share of our common stock on February 15, 2005 was $11.85 and the exercise prices of the approximately 1.4 million in unvested options on that date ranged from $8.50 to $28.20. Based on our historical employee turnover rates during the past three years, we currently estimate the potential additional stock-based compensation expense we may be required to record with respect to these options is approximately $45,000. We recorded approximately $31,000 of additional stock-based compensation expense during the six month period ended June 30, 2005 with respect to these options.
2005 Performance Incentive Plan. On May 16, 2005, our stockholders approved a 2005 Performance Incentive Plan (“2005 Incentive Plan”). The 2005 Incentive Plan, which is intended to replace the Company’s existing 1996 Stock Option Plan, 1996 Outside Directors Stock Option Plan and 1998 Non-Statutory Stock Option Plan (collectively, our “Prior Plans”), provides for the issuance of up to 1,847,000 shares of common stock to employees, consultants and directors under stock purchase rights, stock bonuses, restricted stock, restricted stock units, performance awards, performance units and deferred compensation awards. The 2005 Incentive Plan contains certain restrictions that limit the number of shares that may be issued and cash awarded under each type of award, including a limitation that awards granted in any given year can be no more than one percent (1%) of the total number of shares of common stock outstanding as of the last day of the preceding fiscal year. Awards granted under the 2005 Incentive Plan will be in such form as the Compensation Committee of our Board of Directors shall from time to time establish and may or may not be subject to vesting conditions based on the satisfaction of service requirements, conditions, restrictions or performance criteria. We initially intend to make awards of restricted stock and restricted stock units based upon the Company’s achievement of operating goals – primarily net income targets. Should the Company successfully meet its targets, 50% of the awards will be immediately vested in the form of restricted stock, and the remaining 50% will take the form of restricted stock units that vest over a twenty-four month period. Subsequent net income targets will be increased based upon the cost of the prior year’s restricted stock awards. With the adoption of the 2005 Incentive Plan, no further options will be granted under the Prior Plans and the Prior Plans will be terminated except for those provisions necessary to administer the outstanding options, all of which are fully vested. No awards have been issued under the 2005 Incentive Plan pending the filing of a Form S-8 Registration Statement.

•	Derivative Instruments and Hedging Activities. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under SFAS No. 133. Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign denominated assets and liabilities. We recorded foreign currency exchange losses of $179,000 and $68,000 in the three months ended June 30, 2005 and 2004, respectively. We recorded a foreign currency exchange loss of $174,000 in the six months ended June 30, 2005 and a foreign currency exchange gain of $145,000 in the six months ended June 30, 2004.
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
          In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No.3 (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 requires that changes in accounting principle be restrospectively applied. Restrospectively applied is defined as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. The correction of an error continues to be reported as a prior period adjustment by restating prior period financial statements as of the beginning of the first period presented. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
Factors That May Affect Our Future Results or the Market Price of Our Stock
          We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2005 and for the three and six months then ended contained elsewhere in this Form 10-Q.

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
Our Quarterly Operating Results May Fluctuate Significantly, Which Could Adversely Affect the Price of Our Stock.
          Our quarterly operating results have varied and are expected to continue to vary in the future. If our quarterly operating results fail to meet management’s or analysts’ expectations, the price of our stock could decline. Many factors may cause these fluctuations, including:
•	The difficultly of predicting demand for our software products and services, including the size and timing of individual contracts and our ability to recognize revenue with respect to contracts signed in the quarter, particularly with respect to our larger customers;

•	Changes in the length and complexity of our sales cycle;

•	Competitive pricing pressures and competitive success or failure on significant transactions;

•	Customer order deferrals resulting from the anticipation of new products, economic uncertainty, disappointing operating results by the customer, or otherwise;

•	The timing of new software product and technology introductions and enhancements to our software products or those of our competitors, and market acceptance of our new software products and technology;

•	Changes in the number, size or timing of new and renewal maintenance contracts or cancellations;

•	Changes in our operating expenses;

•	Changes in the mix of domestic and international revenues, or expansion or contraction of international operations;

•	Our ability to complete fixed price consulting contracts within budget;

•	Foreign currency exchange rate fluctuations;

•	Operational issues resulting from corporate reorganizations; and

•	Lower-than-anticipated utilization in our consulting services group as a result of reduced levels of software sales, reduced implementation times for our products, changes in the mix of demand for our software products, or other reasons.
          We made certain decisions in fourth quarter 2004 regarding our cost structure and the rate of investment in new product development for certain purchased software. These decisions caused us to reduce our projected cash flows from certain affected products and required that we record a $1.1 million impairment loss on the trademarks we acquired from E3 Corporation. There can be no assurance that any decisions we make regarding our cost structure and rate of investment in new product development will not result in additional write downs or impairment charges that will adversely affect our quarterly operating results.
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
Our Gross Margins May Vary Significantly or Decline.
          Because the gross margins on product revenues (software licenses and maintenance services) are significantly greater than the gross margins on consulting services revenue, our combined gross margin has fluctuated from quarter to quarter and it may continue to fluctuate significantly based on revenue mix. Demand for the implementation of products with longer implementation timeframes, specifically Merchandise Operations Systems and In-Store Systems, has been depressed for an extended period of time. Although we have seen indications in recent quarters that demand for Merchandise Operations Systems may be returning, we believe that overall demand continues to be greater for products that have a higher short term ROI and lower total costs ownership with less disruption to the underlying business of our customers. As a result, most of our current implementations are for our Strategic Merchandise Management Solutions that have shorter implementation timeframes. The decline in software sales of Merchandise Operations Systems and In-Store Systems continues to have a corollary negative impact on our service revenues as consulting services revenue typically lags the performance of software revenues by as much as one year. In addition, our gross margins on consulting services revenue vary significantly with the rates at which we utilize our consulting personnel, and as a result, our overall gross margins will be adversely affected when there is not enough work to keep our consultants busy. We may face some constraints on our ability to adjust consulting service headcount and expense to meet demand, due in part to our need to retain consulting personnel with sufficient skill sets to implement and maintain our full set of products.
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
There May Be An Increase in Customer Bankruptcies Due to Weak Economic Conditions.
     We have in the past and may in the future be impacted by customer bankruptcies that occur in periods subsequent to the software license sale. During weak economic conditions, such as those currently being experienced in certain international regions, there is an increased risk that certain of our customers will file bankruptcy. When our customers file bankruptcy, we may be required to forego collection of pre-petition amounts owed and to repay amounts remitted to us during the 90-day preference period preceding the filing. Accounts receivable balances related to pre-petition amounts may in certain of these instances be large due to extended payment terms for software license fees, and significant billings for consulting and implementation services on large projects. The bankruptcy laws, as well as the specific circumstances of each bankruptcy, may severely limit our ability to collect pre-petition amounts, and may force us to disgorge payments made during the 90-day preference period. We also face risk from international customers that file for bankruptcy protection in foreign jurisdictions, in that the application of foreign bankruptcy laws may be more difficult to predict. Although we believe that we have sufficient reserves to cover anticipated customer bankruptcies, there can be no assurance that such reserves will be adequate, and if they are not adequate, our business, operating results and financial condition would be adversely affected.
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
     Certain of our software products, including Portfolio Point of Sale, Portfolio Workforce Management, Portfolio Registry, Trade Events Management, Portfolio Replenishment Optimization by E3, Enterprise Planning by Arthur and certain modules of Portfolio CRM and Intellect, have been commercially released within the last two years. In addition, we have only recently announced our intentions to develop or acquire a series of business-to-business e-commerce solutions, including products in furtherance of our pursuit of the market for Collaborative Solutions. The markets for these products are new and evolving, and we believe that retailers and their suppliers may be cautious in adopting new technologies. Consequently, we cannot predict the growth rate, if any, and size of the markets for our e-commerce products or that these markets will continue to develop. Potential and existing customers may find it difficult, or be unable, to successfully implement our e-commerce products, or may not purchase our products for a variety of reasons, including their inability or unwillingness to deploy sufficient internal personnel and computing resources for a successful implementation. In addition, we must overcome significant obstacles to successfully market our newer products, including limited experience of our sales and consulting personnel. If the markets for our newer products fail to develop, develop more slowly or differently than expected or become saturated with competitors, or if our products are not accepted in the marketplace or are technically flawed, our business, operating results and financial condition will decline.
We Have Invested Heavily in Re-Writing Many of Our Products for the Microsoft .Net Platform.
     We are developing a series of enhancements and the next generation of JDA Portfolio products, PortfolioEnabled, based upon the .Net Platform that we believe will position us uniquely in the retail and collaborative solutions markets. We will continue to offer PortfolioEnabled applications that operate with other market accepted platforms such as Oracle and the IBM iSeries and, where appropriate, Java-based technology. Our goals are to ensure that our solutions offer: (i) increased ease of use, (ii) increased integration of business processes, (iii) reduced cost of ownership, (iv) faster implementation, and (v) faster return on investment. The initial PortfolioEnabled solutions may not offer every capability of their predecessor products but will offer other advantages such as an advanced technology platform, the ability of PRO to install on Unix/Oracle environments utilizing Microsoft .Net application services componentry with subsequent releases to include Microsoft SQL 2005, or other significant functional advantages such as “planning by attribute” capabilities in the enterprise planning solution. Further, the PortfolioEnabled products do offer some significant capabilities that go beyond the current generation products they are replacing, and as a result, we believe they are in and of themselves competitive in the marketplace. On this basis, the PortfolioEnabled products may initially be more attractive to new customers during competitive bids, as opposed to existing customers for upgrade cycles. Sales cycles to new customers tend to be more elongated than those to existing customers who already have contracts in place with us and prior experience with our products. We will continue selling the equivalent Portfolio Synchronized versions of these products until the new PortfolioEnabled solutions have achieved critical mass in the marketplace.
     We have begun the transition process to our new PortfolioEnabled solutions, and as a result, we are now reducing the “double investment” in products that we have endured over the past two years. JDA Portfolio version 2005.1, the fourth synchronized release of our products, was released in first quarter 2005 and included enhancements to virtually all of our existing products that will enable them to maintain their competitive edge. In first quarter 2005 we released the first versions of the PortfolioEnabled solutions beginning with Portfolio Replenishment Optimization by E3 and Portfolio Knowledge Base. In second quarter 2005 we released Enterprise Planning by Arthur, a PortfolioEnabled solution that will ultimately replace certain of the Portfolio Planning Solutions by Arthur, including Merchandise Planning by Arthur and Assortment Planning by Arthur. This has been a significant investment by the Company as we have been building this next generation of products while continuing to enhance our Portfolio Synchronized products, including the most current release of JDA Portfolio version 2005.1. We also plan to develop new products as well as shared code components using the .Net Platform.

          The risks of our commitment to the .Net Platform include, but are not limited to, the following:
•	The possibility that it may be more difficult than we currently anticipate to develop our products for the .Net Platform, and we could incur costs in excess of our projections to complete the planned transition of our product suite;

•	The difficulty our sales organization may encounter in determining whether to propose the existing JDA Portfolio synchronized products or the next generation PortfolioEnabled products based on the .Net Platform to prospective customers;

•	The possibility that our .Net Platform beta customers will not become favorable reference sites;

•	Adequate scalability of the .Net Platform for our largest customers;

•	The possibility we may not complete the transition to the .Net Platform in the time frame we currently expect;

•	The ability of our development staff to learn how to efficiently and effectively develop products using the .Net Platform;

•	Our ability to transition our customer base onto the .Net Platform when it is available;

•	The possibility that it may take several quarters for our consulting and support organizations to be fully trained and proficient on this new technology and as a result, we may encounter difficulties implementing and supporting new products or versions of existing products based on the .Net Platform;

•	We may be required to supplement our consulting and support organizations with .Net proficient resources from our product development teams to support early .Net implementations which could impact our development schedule for the release of additional ..Net products;

•	Microsoft’s ability to achieve market acceptance of the .Net platform;

•	Delays in Microsoft’s ability to commercially release necessary components for deployment of our applications; and

•	Microsoft’s continued commitment to enhancing and marketing the .Net platform.
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

There Are Many Risks Associated with International Operations.
          International revenues represented 44% of our total revenues in the six months ended June 30, 2005 as compared to 40% and 44% of total revenues in the years ended December 31, 2004 and 2003, respectively. If our international operations grow, we would need to recruit and hire a number of new consulting, sales and marketing and support personnel in the countries in which we have or will establish offices. Entry into new international markets typically requires the establishment of new marketing and distribution channels as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. In addition, the opening of a new office typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. If we are less successful in a new market than we expect, we may not be able to realize an adequate return on our initial investment and our operating results could suffer. If we have to downsize certain international operations, the costs to do so are typically much higher than downsizing costs in the United States, particularly in Europe. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, that we will be successful at hiring, training or retaining such personnel or that we can expand or contract our international operations in a timely, cost effective manner.
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
     Our Retail Enterprise Systems compete primarily with internally developed systems and other third-party developers such as AC Nielsen Corporation, Aldata Solutions, Connect3 Systems, Inc., Evant, Inc., Island Pacific, Inc., Manugistics Group, Inc., MicroStrategy Incorporated, NSB Retail Systems PLC, Oracle Corporation (acquired Retek, Inc. on April 12, 2005), SAP AG and SAS/Marketmax. In addition, new competitors may enter our markets and offer merchandise management systems that target the retail industry.
     The competition for our In-Store Systems is more fragmented than the competition for our Retail Enterprise Systems. We compete primarily with smaller point-of-sale focused companies such as CRS Business Computers, Kronos Incorporated, MICRO Systems, Inc., Radiant Systems, Inc., Retalix, Ltd., 360Commerce, Tomax Technologies, Triversity, Inc., Workbrain, Inc., and Workplace Systems International. We also compete with other broad solution set providers such as NSB Retail Systems PLC, Oracle Corporation (acquired Retek, Inc. on April 12, 2005), and SAP AG (Campbell Software Division).
     Our current Collaborative Solutions compete primarily with products from AC Nielsen Corporation, Evant Inc., i2 Technologies, Information Resources, Inc., Manugistics Group, Inc. and SAS/Marketmax.
     In the market for consulting services, we have pursued a strategy of forming informal working relationships with leading retail systems integrators such as IBM Global Services, Capgemini, Kurt Salmon Associates and Lakewest Consulting. These integrators, as well as independent consulting firms such as Accenture, CFT Consulting, SPL and ID Applications, also represent competition to our consulting services group. Moreover, because many of these consulting firms are involved in advising our prospective customers in the software selection process, they may successfully encourage a prospective customer to select software from a software company with whom they have a relationship. Examples of such relationships between consulting firms and software companies include the relationship between Oracle Corporation (acquired Retek, Inc. on April 12, 2005) and Accenture.
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
     A few of our existing competitors, such as Oracle and SAP AG, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and other resources than we do, which could provide them with a significant competitive advantage over us. For example, we have recently encountered competitive situations with SAP AG where, in order to expedite their entrance into our markets and to encourage customers to purchase licenses of its non-retail applications, SAP AG has offered to license at no charge certain of its retail software applications that compete with the JDA Portfolio products. In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the retail supply chain market. The enterprise software market is also consolidating and this may result in larger, new competitors with greater financial, technical and marketing resources than we possess. Such a consolidation could negatively impact our business. This consolidation trend is evidenced by Oracle Corporation’s acquisition of Retek, Inc. on April 12, 2005, and of ProfitLogic, Inc. on July 18, 2005. Prior to its acquisition of Retek, Inc., Oracle Corporation did not compete with our retail specific products. We do not believe Oracle Corporation’s acquisition of Retek, Inc. will have any significant impact on our near-term strategy; however, it is difficult to estimate what effect this acquisition will ultimately have on our competitive environment. Because competitors such as Oracle Corporation and SAP AG have significantly greater resources than we possess, they may make it more difficult for us to grow through acquisition by outbidding us for potential acquisitions. We cannot guarantee that we will be able to compete successfully for customers or acquisition targets against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.

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

Our Fixed-Price Service Contracts May Result In Losses.
     We offer a combination of software products, consulting and maintenance services to our customers. Historically, we have entered into service agreements with our customers that provide for consulting services on a “time and expenses” basis. We believe our competitors may be offering customers fixed-price service contracts in order to differentiate their product and service offerings. As a result, we are increasingly required during negotiations with customers to enter into fixed-price service contracts which link services payments, and occasionally software payments, to implementation milestones. Fixed bid consulting services work represented 17% of total consulting services revenue in the six months ended June 30, 2005 as compared to 16% in 2004 and 15% in 2003. If we are unable to meet our contractual obligations under fixed-price contracts within our estimated cost structure, our operating results could suffer.
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
          Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 44% of our total revenues in the six months ended June 30, 2005 as compared to 40% and 44% of total revenues in the years ended December 31, 2004 and 2003 respectively. In addition, the identifiable net assets of our foreign operations totaled 21% of consolidated net assets at June 30, 2005, as compared to 19% at December 31, 2004. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in an unrealized foreign currency exchange loss of $1.1 million in the six months ended June 30, 2005 and an unrealized foreign currency exchange gain of $801,000 in the six months ended June 30, 2004.
          Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net working capital as of June 30, 2005 to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the June 30, 2005 rates would result in a currency translation loss of $2.0 million before tax. We use derivative financial instruments to manage this risk.
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
     At June 30, 2005, we had forward exchange contracts with a notional value of $3.1 million and an associated net forward contract receivable of $36,000. At December 31, 2004, we had forward exchange contracts with a notional value of $5.8 million and an associated net forward contract liability of $219,000. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We prepared sensitivity analyses of the impact of changes in foreign currency exchange rates on our forward exchange contracts at June 30, 2005. Based on the results of these analyses, a 10% increase in all foreign currency rates from the June 30, 2005 rates would result in a net forward contract liability of $250,000 that would offset the underlying currency translation loss on our net foreign assets. We recorded a foreign currency exchange loss of $174,000 in the six months ended June 30 2005 and a foreign currency exchange gain of $145,000 in the six months ended June 30, 2004.
     Interest rates. We invest our cash in a variety of financial instruments, including bank time deposits and variable and fixed rate obligations of the U.S. Government and its agencies, states, municipalities, commercial paper and corporate bonds. These investments are denominated in U.S. dollars. We classify all of our investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on our investments is reflected in our financial statements under the caption “Other income, net.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have suffered a decline in market value due to a change in interest rates. We hold our investment securities for purposes other than trading. The fair value of securities held at June 30, 2005 was $36.1 million, which is approximately the same as amortized cost, with interest rates generally ranging between 1% and 4%.
Item 4: Controls and Procedures
     During and subsequent to the reporting period, and under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that were in effect at the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on June 30, 2005 were effective to ensure that information required to be disclosed in our reports to be filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During second quarter 2005, we implemented a new financial management system which impacted substantially all of our financial processes. We believe the new system will significantly enhance the efficiency of our consolidation process and the preparation of the financial statements produced for management and external reporting. The new financial management system and the internal controls over financial reporting included in the application were tested prior to implementation and were determined to be operating effectively. Other than the implementation of the new financial management system and the additional internal controls over the computation of the quarterly income tax provision which are discussed below, there have been no significant changes in our internal controls over financial reporting, or to our knowledge, in other factors that could significantly affect these controls subsequent to June 30, 2005.
     While we have not identified any material weakness or condition in our disclosure controls and procedures that would cause us to consider them ineffective for their intended purpose, we nevertheless have identified certain deficiencies in our manual accounting procedures related to the computation of our quarterly income tax provision (benefit) and analysis of deferred tax assets. These deficiencies have resulted in the Company recording various adjustments to its tax accounts related to revisions of certain tax estimates in prior years. These deficiencies did not have a material impact on the quality or accuracy of our financial statements. To correct these deficiencies, we have implemented additional internal controls over the computation of the quarterly income tax provision and our analysis of deferred tax assets which include (i) an external review by an independent tax advisor prior to the filing of our quarterly reports, (ii) a formal fixed asset review to ensure additions and disposals have been properly accounted for in a timely manner for tax purposes (iii) the purchase of an income tax provision software package to reduce the amount of manual calculations and the potential for human error and (iv) the hiring of an additional tax accountant.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not currently believe that the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Not applicable
Item 3. Defaults Upon Senior Securities – Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
     Our 2005 Annual Meeting of Stockholders was held May 16, 2005 at our World Headquarters at 14400 North 87th Street, Scottsdale, Arizona 85260. Two proposals were voted on at the Annual Meeting and the results of the voting are as follows:
     Proposal No. 1. To elect one Class III Director to serve a three-year term on our Board of Directors. The Class III Director nominee was James D. Armstrong. Mr. Armstrong received the following votes: For – 25,521,342; Withheld – 2,505,610. The terms of J. Michael Gullard and William C. Keiper, our Class I Directors, and Douglas G. Marlin and Jock Patton, our Class II Directors, continued after the Annual Meeting of Stockholders.
     Proposal No. 2. To adopt the JDA Software Group, Inc. 2005 Performance Incentive Plan. Proposal No. 2 received the following votes: For – 13,711,446; Against – 6,452,666; Abstained – 184,868.
Item 5. Other Information – Not applicable
Item 6. Exhibits – See Exhibit Index

JDA SOFTWARE GROUP, INC.
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized .

JDA SOFTWARE GROUP, INC.

Dated: August 9, 2005	By:	/s/ Kristen L. Magnuson

Kristen L. Magnuson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #	Description of Document
2.1**	— Asset Purchase Agreement dated as of June 4, 1998, by and among JDA Software Group, Inc., JDA Software, Inc. and Comshare, Incorporated.

2.2##	— Asset Purchase Agreement dated as of February 24, 2000, by and among JDA Software Group, Inc., Pricer AB, and Intactix International, Inc.

2.3###	— Agreement and Plan of Reorganization dated as of September 7, 2001, by and among JDA Software Group, Inc., E3 Acquisition Corp., E3 Corporation and certain shareholders of E3 Corporation.

3.1####	— Third Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated July 23, 2002.

3.2***	— First Amended and Restated Bylaws of JDA Software Group, Inc.

4.1*	— Specimen Common Stock Certificate of JDA Software Group, Inc.

10.1*(1)	— Form of Indemnification Agreement.

10.2*(1)	— 1995 Stock Option Plan, as amended, and form of agreement thereunder.

10.3♦♦♦ (1)	— 1996 Stock Option Plan, as amended on March 28, 2003.

10.4*(1)	— 1996 Outside Directors Stock Option Plan and forms of agreement thereunder.

10.5♦♦♦ (1)	— Executive Employment Agreement between James D. Armstrong and JDA Software Group, Inc. dated July 23, 2002, together with Amendment No. 1 effective August 1, 2003.

10.6♦♦♦ (1)	—Executive Employment Agreement between Hamish N. Brewer and JDA Software Group, Inc. dated January 22, 2003, together with Amendment No. 1 effective August 1, 2003.

10.7 (1)####	—Executive Employment Agreement between Kristen L. Magnuson and JDA Software Group, Inc. dated July 23, 2002.

10.8♦♦♦ (1)	— 1998 Nonstatutory Stock Option Plan, as amended on March 28, 2003.

10.9 †††† (1)	— JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.10†	— 1999 Employee Stock Purchase Plan.

10.12**	— Software License Agreement dated as of June 4, 1998 by and between Comshare, Incorporated and JDA Software, Inc.

10.13♦♦♦	— Purchase Agreement between Opus Real Estate Arizona II, L.L.C. and JDA Software Group, Inc. dated February 5, 2004.

10.14♦♦♦ (2)	— Value-Added Reseller License Agreement for Uniface Software between Compuware Corporation and JDA Software Group, Inc. dated April 1, 2000, together with Product Schedule No. One dated June 23, 2000, Product Schedule No. Two dated September 28, 2001, and Amendment to Product Schedule No. Two dated December 23, 2003.

10.15♦♦♦ (1)	— JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 2004.

10.16♦♦♦♦ (1)	— Non-Plan Stock Option Agreement between JDA Software Group, Inc. and William C. Keiper, dated March 4, 1999.

10.17***(1)	—Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and Kristen L. Magnuson, amending certain stock options granted to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on September 11, 1997 and January 27, 1998.

10.18††(1)	— Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the From of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement).

10.19†††(1)	— Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.20♦(1)(3)	— Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.21♦ (1)(3)	— Form of Nonstatutory Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.22♦ (1) (4)	—Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1995 Stock Option Plan.

10.23♦ (1)(5)	—Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.24♦ (1)(6)	— Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.25♦♦	— Secured Loan Agreement between JDA Software Group, Inc. and Silvon Software, Inc. dated May 8, 2001, together with Secured Promissory Note and Security Agreement.

10.26#	— Settlement Agreement and Release between JDA Software Group, Inc. and Silvon Software, Inc. dated November 30, 2004, together with Amended and Restated Secured Promissory Note and Amended and Restated Security Agreement.

10.27****	— Second Amendment to Secured Loan Agreement between JDA Software Group, Inc. and Silvon Software, Inc. dated March 30, 2005, together with Second Amended and Restated Secured Promissory Note and Subordination Agreement between Silvon Software, Inc. and Michael J. Hennel, Patricia Hennel, Bridget Hennel and Frank Bunker.

10.28†††† (1)	—Executive Employment Agreement between Christopher Koziol and JDA Software Group, Inc. dated June 13, 2005.

14.1♦♦♦	— Code of Business Conduct and Ethics.

21.1#	— Subsidiaries of Registrant.

31.1	— Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	— Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	— Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

**	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1998, as filed on June 19, 1998.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.

****	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, as filed on May 10, 2005.

†	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, as filed on August 19, 1999.

††	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998.

†††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed on November 13, 1998.

††††	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 16, 2005, as filed on June 20, 2005.

#	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed on March 15, 2005.

##	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2000, as filed on March 1, 2000.

###	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2001, as filed on September 21, 2001.

####	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 12, 2002.

♦	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.

♦♦	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, as filed on August 14, 2001.

♦♦♦	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004.

♦♦♦♦	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, as filed on May 10, 2004.

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(2)	Confidential treatment has been granted as to part of this exhibit.

(3)	Applies to James D. Armstrong.

(4)	Applies to Hamish N. Brewer and Gregory L. Morrison.

(5)	Applies to Hamish N. Brewer, Peter J. Charness, Gregory L. Morrison and David J. Tidmarsh.

(6)	Applies to Senior Executive Officers with the exception of James D. Armstrong and Kristen L. Magnuson.