Form 10-Q
period 2005-09-30
JDA SOFTWARE GROUP INC
filed 2005-11-09
CIK 1006892

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
     The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 28,826,546 as of November 4, 2005.

JDA SOFTWARE GROUP, INC.
FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
JDA SOFTWARE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$61,315	$61,344
Marketable securities	35,378	35,778

Total cash and marketable securities	96,693	97,122

Accounts receivable, net	48,490	39,524
Deferred tax asset	4,220	3,578
Prepaid expenses and other current assets	9,881	8,242
Promissory note receivable	1,296	2,736

Total current assets	160,580	151,202

Property and Equipment, net	44,031	48,324

Goodwill	69,872	69,901

Other Intangibles, net:
Customer lists	25,753	28,347
Acquired software technology	16,994	20,749
Trademarks	2,591	2,591

	45,338	51,687

Deferred Tax Asset	12,521	11,453

Total assets	$332,342	$332,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,848	$3,104
Accrued expenses and other liabilities	19,235	24,645
Income tax payable	2,359	215
Deferred revenue	32,219	28,418

Total current liabilities	55,661	56,382

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized, 50,000,000 shares; issued 29,746,098 and 29,596,697 shares, respectively	297	296
Additional paid-in capital	251,117	248,633
Deferred compensation	(699)	—
Retained earnings	40,047	32,012
Accumulated other comprehensive loss	(870)	(204)

	289,892	280,737
Less treasury stock, at cost, 1,162,202 and 414,702 shares, respectively	(13,211)	(4,552)

Total stockholders’ equity	276,681	276,185

Total liabilities and stockholders’ equity	$332,342	$332,567

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
REVENUES:
Software licenses	$17,411	$10,245	$42,935	$38,909
Maintenance services	21,115	20,217	64,317	59,343

Product revenues	38,526	30,462	107,252	98,252

Consulting services	15,621	18,141	49,268	56,678
Reimbursed expenses	1,432	1,710	4,207	4,645

Service revenues	17,053	19,851	53,475	61,323

Total revenues	55,579	50,313	160,727	159,575

COST OF REVENUES:
Cost of software licenses	708	123	1,424	1,502
Amortization of acquired software technology	1,192	1,299	3,754	3,859
Cost of maintenance services	5,720	4,883	17,042	14,716

Cost of product revenues	7,620	6,305	22,220	20,077

Cost of consulting services	12,339	12,747	38,432	40,783
Reimbursed expenses	1,432	1,710	4,207	4,645

Cost of service revenues	13,771	14,457	42,639	45,428

Total cost of revenues	21,391	20,762	64,859	65,505

GROSS PROFIT	34,188	29,551	95,868	94,070

OPERATING EXPENSES:
Product development	10,783	12,559	33,203	39,741
Sales and marketing	10,483	10,461	29,556	33,170
General and administrative	7,273	6,264	19,738	18,751
Amortization of intangibles	896	849	2,594	2,539
Restructuring charges and adjustments to acquisition-related reserves	—	—	2,439	2,824

Total operating expenses	29,435	30,133	87,530	97,025

OPERATING INCOME (LOSS)	4,753	(582)	8,338	(2,955)

Net gain on acquisition breakup fee	—	1,200	—	1,200
Other income, net	681	601	1,824	1,571

INCOME (LOSS) BEFORE INCOME TAXES	5,434	1,219	10,162	(184)

Income tax provision (benefit)	1,685	(430)	2,127	(2,000)

NET INCOME	$3,749	$1,649	$8,035	$1,816

BASIC EARNINGS PER SHARE	$.13	$.06	$.28	$.06

DILUTED EARNINGS PER SHARE	$.13	$.06	$.28	$.06

SHARES USED TO COMPUTE:
Basic earnings per share	28,545	29,064	28,816	29,051

Diluted earnings per share	29,063	29,191	29,208	29,486

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
NET INCOME	$3,749	$1,649	$8,035	$1,816

OTHER COMPREHENSIVE INCOME:
Unrealized holding gain (loss) on marketable Securities available for sale, net	(2)	14	33	(15)
Foreign currency translation income (loss)	407	447	(699)	1,248
COMPREHENSIVE INCOME	$4,154	$2,110	$7,369	$3,049

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months
	Ended September 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$8,035	$1,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,480	13,234
Provision for doubtful accounts	1,500	250
Tax benefit — employee stock benefit plans and other	159	70
Stock-based compensation expense	119	—
Net gain on acquisition breakup fee	—	(1,200)
Deferred income taxes	(1,710)	(3,240)

Changes in assets and liabilities:
Accounts receivable	(10,289)	8,829
Income tax receivable	—	1,302
Prepaid expenses and other current assets	(1,611)	(1,091)
Accounts payable	(1,235)	1,840
Accrued expenses and other liabilities	(4,268)	(5,745)
Income tax payable	2,210	—
Deferred revenue	3,865	6,228

Net cash provided by operating activities	10,255	22,293

INVESTING ACTIVITIES:
Purchase of marketable securities	(19,836)	(47,757)
Sales of marketable securities	—	12,473
Maturities of marketable securities	20,269	36,344
Acquisition breakup fee	—	3,750
Purchase of Timera Texas, Inc.	—	(13,574)

Payment of direct costs related to acquisitions	(467)	(295)
Payments received on promissory note receivable	1,440	145
Purchase of corporate office facility	—	(23,767)
Purchase of other property and equipment	(3,908)	(8,692)
Proceeds from disposal of property and equipment	512	418

Net cash used in investing activities	(1,990)	(40,955)

FINANCING ACTIVITIES:
Issuance of common stock — stock option plans	1,486	578
Purchase of treasury stock	(8,659)	—
Payments on capital lease obligations	(13)	(60)

Net cash (used in) provided by financing activities	(7,186)	518

Effect of exchange rates on cash	(1,108)	(36)

Net decrease in cash and cash equivalents	(29)	(18,180)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	61,344	77,464

CASH AND CASH EQUIVALENTS, END OF PERIOD	$61,315	$59,284

JDA SOFTWARE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months
	Ended September 30,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$1,729	$3,050

Cash paid for interest	$103	$283

Cash received for income tax refunds	$218	$2,970

Supplemental Disclosures of Non-cash Investing Activities:

Reduction of goodwill recorded in the acquisitions of E3 Corporation and Engage, Inc.	$29	$766

Acquisition of Timera Texas, Inc.:
Fair value of current assets acquired		$(1,205)
Fair value of fixed assets acquired		(250)
Goodwill		(8,388)
Software technology		(4,600)
Customer lists		(1,100)
Fair value of deferred revenue acquired		1,487

Total acquisition cost of Timera Texas, Inc.		(14,056)
Reserves for direct costs related to the acquisition		482

Total cash expended to acquire Timera Texas, Inc.		$(13,574)

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of JDA Software Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
     Certain reclassifications have been made to the September 30, 2004 interim financial statements and the December 31, 2004 consolidated balance sheet in order to conform to the September 30, 2005 presentation. In addition, auction rate securities, historically classified as cash and cash equivalents, have been reclassified as marketable securities. As a result of this reclassification, the cash and cash equivalents previously reported at December 31, 2004 decreased by $15.6 million while marketable securities increased by the same amount.
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
     At September 30, 2005, we had forward exchange contracts with a notional value of $7.2 million and an associated net forward contract receivable of $24,000. At December 31, 2004, we had forward exchange contracts with a notional value of $5.8 million and an associated net forward contract liability of $219,000. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded a foreign currency exchange loss of $90,000 in the three months ended September 30, 2005 and a foreign currency exchange gain of $36,000 in the three months ended September 30, 2004. We recorded a foreign currency exchange loss of $263,000 in the nine months ended September 30 2005 and a foreign currency exchange gain of $181,000 in the nine months ended September 30, 2004.
3. Promissory Note Receivable
     In May 2001, we entered into a secured promissory note agreement under which we agreed to loan Silvon Software, Inc. (“Silvon”) $3.5 million. We license certain applications from Silvon for use in the IDEAS product. The loan was collateralized by a first priority security interest in all of Silvon’s intellectual property, accounts receivable and all other assets. The promissory note provided for interest at prime, plus 1.5%, payable monthly, and for periodic principal payments through the retention of a portion of the royalties we owe Silvon from sales of the IDEAS product, with any remaining accrued and unpaid interest and principal due and payable on May 8, 2004.

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
4. Goodwill and Other Intangibles, net
     Goodwill and other intangible assets consist of the following:

	September 30, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Goodwill	$69,872	$—	$69,901	$—

Other intangibles:

Amortized intangible assets
Customer Lists	40,698	(14,945)	40,698	(12,351)
Software technology	39,661	(22,667)	39,661	(18,912)

Unamortized intangible assets
Trademarks	2,591	—	2,591	—

	82,950	(37,612)	82,950	(31,263)

	$152,822	$(37,612)	$152,851	$(31,263)

     We found no indication of impairment of our goodwill balances during the three months ended September 30, 2005 and, therefore, the next annual impairment test will be performed in fourth quarter 2005. As of September 30, 2005, goodwill has been allocated to our reporting units as follows: $42.0 million to Retail Enterprise Systems, $9.7 million to In-Store Systems, and $18.2 million to Collaborative Solutions.

     The estimated useful lives of our customer list intangibles and acquired software technology range from 18 months to 13 years and from 5 to 15 years, respectively. Amortization expense for the three and nine month periods ended September 30, 2005 was $2.1 million and $6.3 million, respectively. Amortization expense for the three and nine month periods ended September 30, 2004 was $2.1 million and $6.4 million, respectively. These figures are shown as separate line items in the consolidated statements of income within cost of revenues and operating expenses. We expect amortization expense for the next five years to be as follows:

2005	$8,389
2006	$8,343
2007	$6,851
2008	$5,749
2009	$4,210
5. Earnings per Share
     Earnings per share for the three and nine months ended September 30, 2005 and 2004 is calculated as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income	$3,749	$1,649	$8,035	$1,816

Shares — Basic earnings per share	28,545	29,064	28,816	29,051
Dilutive common stock equivalents	518	127	392	435

Shares — Diluted earnings per share	29,063	29,191	29,208	29,486

Basic earnings per share	$.13	$.06	$.28	$.06

Diluted earnings per share	$.13	$.06	$.28	$.06

6. Restructuring Charges
     Restructuring Charges Related to Our 2005 Operating Plan
     We recorded restructuring charges of $2.4 million in the nine months ended September 30, 2005 to complete the restructuring initiatives contemplated in our 2005 Operating Plan. These charges, which primarily include termination benefits and net rentals remaining under existing operating leases on certain vacated facilities, are in addition to the $3.1 million restructuring charge recorded in fourth quarter 2004 which also included termination benefits and the negotiated buyout or net rentals remaining under existing operating leases on certain facilities that were vacated by December 31, 2004. The restructuring initiatives included a consolidation of product lines, a net workforce reduction of approximately 12% or 154 full-time employees (“FTE”) worldwide, and a reduction of certain office space in the United States and Northern Europe. The net workforce reduction included certain employees involved in the product development (78 FTE), consulting services and training (57 FTE), sales and marketing (20 FTE), and administrative (13 FTE) functions in the Americas, Europe and Asia Pacific, offset by a net gain of 14 FTE in the customer support function resulting from the transfer of 20 developers and functional experts into the new Customer Directed Development (“CDD”) organization structure within our Customer Support Solutions group. The CDD group is responsible for improving the speed and efficiency of the Company’s issue resolution, support and enhancements for maintenance customers. A total of 110 FTE were terminated or open positions eliminated through December 31, 2004 with an additional 44 FTE terminated during the nine months ended September 30, 2005. The restructuring charges were increased by $93,000 in third quarter 2005 due to our revised estimate of termination benefits and office closure reserve requirements. This adjustment is reflected in the consolidated income statement under the captions “Cost of consulting services,” “Sales and marketing,” and “General and administrative.”

     A summary of the 2005 Operating Plan restructuring charges included in accrued expenses and other liabilities is as follows:

	(Q4-04)		Loss on	Exchange					Exchange
	Initial	Cash	Disposal	Rate	Balance	Additional	Cash	Adj to	Rate	Balance
Description	Reserve	Charges	of Assets	Impact	Dec. 31, 2004	Reserves	Charges	Reserves	Impact	Sept 30, 2005
Termination benefits	$2,810	$(1,485)	$—	$42	$1,367	$2,030	$(3,393)	$96	$(45)	$55
Office closures	341	(228)	(33)	3	83	423	(205)	(3)	(6)	292

Total	$3,151	$(1,713)	$(33)	$45	$1,450	$2,453	$(3,598)	$93	$(51)	$347

     The remaining balance for termination benefits relates to one employee in the United Kingdom that we expect to be paid by December 31, 2005. The remaining balance for office closures relates primarily to a vacated facility in Georgia which is being paid over the term of the lease and related sublease which extend through 2010.
     Other 2004 Restructuring Charges
     We recorded a $2.7 million restructuring charge in first quarter 2004 for $1.8 million in termination benefits related to a workforce reduction of 47 FTE, primarily in sales (15 FTE) and consulting services (18 FTE) functions in the Americas, Europe and Asia/Pacific, and $899,000 for closure costs of certain offices in the Americas and Europe that were either under-performing or under-utilized. All workforce reductions and office closures associated with this charge were made on or before March 31, 2004. We made two subsequent adjustments to the initial restructuring charge in 2004: (i) we increased our estimate of employee severance and termination benefits by $50,000, primarily as a result of a contested termination in the Americas, and (ii) reduced our estimate of the office closure reserve requirements by $58,000 primarily as a result of a favorable settlement of outstanding lease obligations on a vacated facility in Germany. The initial restructuring charge was reduced by $14,000 in second quarter 2005 due to our revised estimate of the office closure reserve requirements. All adjustments have been made through the income statement and are included in the consolidated statements of income under the caption “Restructuring charge and adjustments to acquisition-related reserves.”
     A summary of the first quarter 2004 restructuring charges included in accrued expenses and other liabilities is as follows:

	(Q1-04)		Loss on
	Initial	Cash	Disposal	Adj to	Exchange	Balance	Cash	Adj to	Exchange	Balance
Description	Reserve	Charges	of Assets	Reserves	Rate Impact	Dec. 31, 2004	Charges	Reserves	Rate Impact	Sept 30, 2005
Termination benefits	$1,789	$(1,774)	$—	$50	$—	$65	$—	$—	$(7)	$58
Office closures	899	(427)	(62)	(58)	33	385	(257)	(14)	(9)	105

Total	$2,688	$(2,201)	$(62)	$(8)	$33	$450	$(257)	$(14)	$(16)	$163

     The remaining balance for termination benefits relates to one employee in France that has filed an appeal on a labor court ruling issued in March 2005. The remaining balance for office closures relates to vacated facilities in Minnesota, Canada and Germany and is being paid as the leases and related subleases run through their remaining terms.

     2002 Restructuring Charges
     We recorded restructuring charges of $6.3 million in 2002 which include $5.2 million for termination benefits and $1.1 million for office closure costs. These charges relate primarily to the reorganization of the Company during fourth quarter 2002 in connection with the implementation of our Customer Value Program. During 2005, $188,000 in office closure costs were charged against the accrual and as of September 30, 2005, all but $21,000 of the restructuring charge has been utilized. The remaining balance, which is included in accrued expenses and other liabilities, is for office closure costs on a vacated facility in Connecticut that are being paid as the lease and related sublease run through their remaining terms.
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
     All employee severance and termination benefits as well as investment banker fees and legal and accounting costs were fully paid by December 31, 2003, and the only remaining reserves at September 30, 2005 are for facility termination and sublease costs which are being paid out over the remaining term of the lease. A summary of the charges and adjustments recorded against the E3 acquisition reserves, which are included in accrued expenses and other liabilities, is as follows:

					Balance		Balance
	Initial	Cash	Adj to	Non-Cash	December 31,	Cash	September 30,
Description of charge	Reserve	Charges	Reserves	Charges	2004	Charges	2005

Restructuring charges under EITF 95-3:
Facility termination and sublease costs	$4,689	$(5,851)	$1,660	$(25)	$473	$(326)	$147
Employee severance and termination benefits	4,351	(4,363)	12	—	—	—	—
Termination payments to distributors	500	(100)	(400)	—	—	—	—
E3 user group and trade show cancellation fees	84	(72)	(12)	—	—	—	—
Direct costs under SFAS No. 141
Legal and accounting costs	2,344	(2,751)	407	—	—	—	—
Investment banker fees	2,119	(2,119)	—	—	—	—	—
Due diligence fees and expenses	350	(376)	26	—	—	—	—
Filing fees, appraisal services and transfer taxes	110	(100)	(10)	—	—	—	—

Total	$14,547	$(15,732)	$1,683	$(25)	$473	$(326)	$147

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
8. Legal Proceedings
     A customer filed a breach of contract complaint against us on August 22, 2005 regarding one of several JDA products it previously purchased. The complaint alleges damages of approximately $2.8 million, plus costs. Although the outcome of litigation is inherently uncertain, we currently estimate the possible loss range to be between $0 and $1.4 million. The parties have committed in principle to attempt to settle the lawsuit by participating in mediation in fourth quarter 2005. If the dispute is not resolved through mediation, we intend to defend the lawsuit vigorously and to assert a counterclaim.
     We are involved in other legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not currently believe the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.
9. Treasury Stock Repurchase Program
     On February 15, 2005, our Board of Directors approved a program to repurchase from time to time at management’s discretion up to one million shares of the Company’s common stock on the open market or in private transactions until January 26, 2006 at prevailing market prices. The program was adopted as part of our revised approach to equity compensation, which will emphasize performance-based awards to employees and open market stock repurchases by the Company designed to mitigate or eliminate dilution from future employee and director equity-based incentives. Through September 30, 2005, we have repurchased a total of 747,500 shares of our common stock for $8.7 million under this program, including 157,000 shares for $2.2 million in first quarter 2005 and 590,500 shares for $6.5 million in second quarter 2005. There were no shares repurchased under this program in third quarter 2005.
10. Stock-Based Compensation
     We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148). As permitted under SFAS No. 123, we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and account for stock-based compensation using the intrinsic-value method. Under the intrinsic-value method, no stock-based compensation expense is recorded as the exercise prices of the options are equal to the market value of the underlying common stock on the date of grant. We provide pro forma disclosure on a quarterly and annual basis of net income (loss) and net income (loss) per common share for stock option grants as if the fair-value method defined in SFAS No. 123 had been applied.
     The following table presents pro forma disclosures of net income (loss) and basic and diluted earnings (loss) per share as if stock-based compensation expense had been recognized during the three and nine month periods ended September 30, 2005 and 2004. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting. Stock-based compensation expense for 2004 has been adjusted to reflect the revised tax benefit available for incentive stock options generated at the time of exercise.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income — as reported	$3,749	$1,649	$8,035	$1,816
Less: stock-based compensation expense, net of related tax effects	67	(1,325)	(3,588)	(3,591)

Pro forma net income (loss)	$3,816	$324	$4,447	$(1,775)

Basic earnings per share — as reported	$.13	$.06	$.28	$.06
Diluted earnings per share — as reported	$.13	$.06	$.28	$.06
Basic earnings (loss) per share — pro forma	$.13	$.01	$.15	$(.06)
Diluted earnings (loss) per share — pro forma	$.13	$.01	$.15	$(.06)
     New Accounting Guidance for Stock-Based Compensation. On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), Share Based Payment (“SFAS No. 123(R)”) which is a revision of SFAS No. 123, supersedes APB No. 25 and SFAS No. 148, and amends Statement of Financial Accounting Standard No. 95, Statement of Cash Flows (“SFAS No. 95”). Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123; however, SFAS No. 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) was initially required to be adopted in the next reporting period beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission (the “SEC”) adopted a rule that amends this compliance date to allow companies to implement SFAS No. 123(R) at the beginning of the first fiscal year beginning after June 15, 2005.
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
     On March 29, 2005, the SEC issued Staff Accounting Bulletin Topic 14, “Share-Based Payment” (“SAB 107”). SAB 107, which becomes effective for public companies upon their adoption of SFAS No. 123(R), describes the SEC Staff’s views in determining the assumptions that underlie the fair value estimates and interaction of SFAS No. 123(R) with certain existing SEC guidance. We plan to adopt SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, however, with the adoption of our restricted stock program, we do not currently plan to grant incremental stock options in the future and none of the stock options that have been historically granted will result in a significant expense charge as they vested prior to the adoption of SFAS No. 123(R) (see Accelerated Vesting of Stock Options and 2005 Performance Incentive Plan). Had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings per share above and in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net cash flows from operating activities in periods after adoption. While we cannot estimate what those amounts will be in the future (because this would depend on, among other things, when employees exercise stock options), we have recognized $181,000 and $61,000 in the nine month periods ended September 30, 2005 and 2004, respectively, in operating cash flows for such excess tax deductions.
     Accelerated Vesting of Stock Options. On February 15, 2005, the Compensation Committee of our Board of Directors (the “Committee”) approved the immediate vesting of all unvested stock options previously awarded to employees, officers and directors. The accelerated options were issued under our 1995 Stock Option Plan, 1996 Stock Option Plan, 1996 Outside Director Stock Option Plan and 1998 Non-statutory Stock Option Plan. The Committee made the decision to immediately vest these options based in part on the issuance of SFAS No. 123(R). The Committee also considered the reduced level of cash bonuses paid to employees and officers in

2004, the fact that there are no equity awards planned in 2005 other than for certain new hires, and recognized that the exercise of any accelerated options would bring cash into the Company. Absent the acceleration of these options, upon adoption of SFAS No. 123(R), we would have been required to recognize approximately $3.7 million in pre-tax compensation expense from these options over their remaining vesting terms. By vesting all previously unvested options, the stock-based compensation expense under SFAS No. 123 will only be reflected in our footnote disclosures. Further, we believe the future stock-based compensation expense to be recorded under SFAS No. 123(R) related to these options is significantly reduced and would be immaterial to our financial results. However, there can be no assurance that these actions will avoid the recognition of future compensation expense in connection with these options.
     Employees, officers and directors will benefit from the accelerated vesting of their stock options in the event they terminate their employment with or service to the Company prior to the completion of the original vesting terms as they would have the ability to exercise certain options that would have otherwise been forfeited. No stock-based compensation expense will be recorded with respect to these options unless an employee, officer or director actually benefits from this modification. For those employees, officers and directors who do benefit from the accelerated vesting, we are required to record additional stock-based compensation expense equal to the intrinsic value of the option on the date of modification (i.e., February 15, 2005). The closing market price per share of our common stock on February 15, 2005 was $11.85 and the exercise prices of the approximately 1.4 million in unvested options on that date ranged from $8.50 to $28.20. Based on our historical employee turnover rates during the past three years and through third quarter 2005, we have revised our initial estimate of the potential additional stock-based compensation expense we may be required to record with respect to these options from $45,000 to approximately $80,000. We recorded approximately $43,000 of additional stock-based compensation expense during the nine month period ended September 30, 2005 with respect to these options.
     2005 Performance Incentive Plan. On May 16, 2005, our stockholders approved a 2005 Performance Incentive Plan (“2005 Incentive Plan”). The 2005 Incentive Plan, which is intended to replace the Company’s existing 1996 Stock Option Plan, 1996 Outside Directors Stock Option Plan and 1998 Non-Statutory Stock Option Plan (collectively, our “Prior Plans”), provides for the issuance of up to 1,847,000 shares of common stock to employees, consultants and directors under stock purchase rights, stock bonuses, restricted stock, restricted stock units, performance awards, performance units and deferred compensation awards. The 2005 Incentive Plan contains certain restrictions that limit the number of shares that may be issued and cash awarded under each type of award, including a limitation that awards granted in any given year can be no more than one percent (1%) of the total number of shares of common stock outstanding as of the last day of the preceding fiscal year. Awards granted under the 2005 Incentive Plan will be in such form as the Compensation Committee of our Board of Directors shall from time to time establish and may or may not be subject to vesting conditions based on the satisfaction of service requirements, conditions, restrictions or performance criteria. We initially intend to make awards of restricted stock and restricted stock units based upon the Company’s achievement of operating goals — primarily net income targets. Should the Company successfully meet its targets, 50% of the awards will be immediately vested in the form of restricted stock, and the remaining 50% will take the form of restricted stock units that vest over a twenty-four month period. Subsequent net income targets will be increased based upon the cost of the prior year’s restricted stock awards. Restricted stock and restricted stock units may also be granted as a component of an incentive package offered to new employees or to existing employees based on performance or in connection with a promotion, and will generally vest over a three-year period, commencing at the date of grant. During the nine months ended September 30, 2005, we committed to grant approximately 63,000 restricted stock unit awards and have recorded related stock-based compensation expense of approximately $76,000 and deferred compensation of $699,000 which is included in the consolidated balance sheets as a separate component of stockholders’ equity. With the adoption of the 2005 Incentive Plan the Prior Plans have been terminated except for those provisions necessary to administer the outstanding options, all of which are fully vested.

11. Income Taxes
     We calculate our tax provision (benefit) on an interim basis using the year-to-date effective tax rate and record discrete tax adjustments in the reporting period in which they occur. A summary of the income tax provision (benefit) recorded in the three and nine month periods ended September 30 2005 and 2004 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Income (loss) before income taxes	$5,434	$1,219	$10,162	$(184)
Effective tax rate	36.5%	35.0%	36.1%	35.0%

Income tax provision (benefit) at effective tax rate	1,981	428	3,666	(63)

Less discrete tax adjustments for:
Changes in estimate	(177)	(858)	(1,221)	(858)
Rate changes	(119)	—	(318)	—
Audit settlements	—	—	—	(1,079)

Net income tax benefit	(296)	(858)	(1,539)	(1,937)

Income tax provision (benefit)	$1,685	$(430)	$2,127	$(2,000)

     We exercise significant judgment in determining our income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. In addition, we obtain an external review of our income tax provision by an independent tax advisor prior to the filing of our quarterly reports. Uncertainties arise as a consequence of the actual source of taxable income between domestic and foreign locations, the outcome of tax audits and the ultimate utilization of tax credits. Although we believe our estimates are reasonable, the final tax determination could differ from our recorded income tax provision and accruals. In such case, we would adjust the income tax provision in the period in which the facts that give rise to the revision become known. These adjustments could have a material impact on our income tax provision and our net income for that period.
     The income tax provision (benefit) recorded in the three and nine month periods ended September 30, 2005 and 2004 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during the three and nine months ended September 30, 2005 of $101,000 and $181,000, respectively, compared to $6,000, and $61,000 in the three and nine months ended September 30, 2004, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in capital.
12. Business Segments and Geographic Data
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues:

Americas	$42,719	$37,385	$118,305	$116,146
Europe	10,862	11,689	35,746	38,406
Asia/Pacific	4,729	4,593	15,928	14,978

	58,310	53,667	169,979	169,530
Sales and transfers among regions	(2,731)	(3,354)	(9,252)	(9,955)

Total revenues	$55,579	$50,313	$160,727	$159,575

	September 30,	December 31,
	2005	2004
Identifiable assets:

Americas	$278,599	$279,282
Europe	38,105	38,464
Asia/Pacific	15,638	14,821

Total identifiable assets	$332,342	$332,567

     Revenues for the Americas include $4.1 million and $3.4 million from Canada and Latin America in the three months ended September 30, 2005 and 2004, respectively, and $14.2 million and $11.2 million in the nine months ended September 30, 2005 and 2004, respectively. Identifiable assets for the Americas include $14.9 million and $10.9 million in Canada and Latin America as of September 30, 2005 and December 31, 2004, respectively.
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

     A summary of the revenues, operating income (loss), and depreciation attributable to each of these business segments for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues:
Retail Enterprise Systems	$39,142	$34,175	$112,609	$109,607
In-Store Systems	5,335	4,233	13,643	13,948
Collaborative Solutions	11,102	11,905	34,475	36,020

	$55,579	$50,313	$160,727	$159,575

Operating income (loss):
Retail Enterprise Systems	$10,153	$5,188	$25,542	$14,497
In-Store Systems	477	(516)	326	(675)
Collaborative Solutions	2,292	1,859	7,241	7,337
Other (see below)	(8,169)	(7,113)	(24,771)	(24,114)

	$4,753	$(582)	$8,338	$(2,955)

Depreciation:
Retail Enterprise systems	$1,408	$1,347	$4,266	$4,127
In-Store systems	241	235	689	731
Collaborative Solutions	361	407	1,215	1,160

	$2,010	$1,989	$6,170	$6,018

Other:
Amortization of intangible assets	$896	$849	$2,594	$2,539
Restructuring charge and adjustments to acquisition-related reserves	—	—	2,439	2,824
General and administrative expenses	7,273	6,264	19,738	18,751

	$8,169	$7,113	$24,771	$24,114

     Operating income in the Retail Enterprise Systems, In-Store Systems and Collaborative Solutions business segments includes direct expenses for software licenses, maintenance services, service revenues, amortization of acquired software technology, and certain sales, marketing and product development expenses, as well as allocations for other sales, marketing and product development expenses, occupancy costs and depreciation expense. The “Other” caption includes general and administrative expenses and other charges that are not directly identified with a particular business segment and which management does not include when evaluating the operating income (loss) of the business segment.

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
Significant Trends and Developments in Our Business
     Outlook for Fourth Quarter 2005. We signed three large software contracts in third quarter 2005 with combined revenues in excess of $10 million, not all of which was recognized as revenue in third quarter 2005. The pipeline of opportunities for larger software license transactions continues to be strong and this could positively impact our overall performance in fourth quarter 2005. Software license sales may continue to vary significantly from quarter-to-quarter and it still remains difficult for us to predict whether and exactly when larger software license transactions will close. We expect continued strong performance in the Americas region. In addition, we believe the operational issues and management changes that have impacted the Europe region have been addressed and there are indications that license sales in this region may be recovering. We also expect the Asia/Pacific region to deliver better performance in fourth quarter 2005 compared to third quarter 2005.
     During third quarter 2005 we signed two new Merchandising Operations Systems deals, and for the trailing twelve months ended September 30, 2005 we have signed 23 new Merchandise Operations Systems deals compared to 14 in the trailing twelve months ended September 30, 2004. It appears that demand for merchandising operations systems may be increasing and we believe continued improvement in this important marketplace should have a positive impact on our operating performance over several quarters to come as we expect these sales to also generate substantial services revenues. We also are seeing broad interest in our initial PortfolioEnabled solutions for replenishment optimization and enterprise planning. We are currently working with ten customers on projects involving the implementation of the Portfolio Replenishment Optimization by E3 (“PRO”) or the Portfolio Enterprise Planning by Arthur (“Enterprise Planning”) solutions. One of the most significant of these selections was made in second quarter 2005 by a $29 billion, multi-format international retailer that operates hypermarkets, supermarkets, and convenience stores around the world. This customer selected PRO after an extensive review of the marketplace. We believe this early validation of our next generation of solutions indicates that the unique capabilities and architecture of our PortfolioEnabled solutions can be compelling to Tier 1 retailers (i.e., retailers with revenues of $5 billion or more) as well as to Tier 2 retailers (i.e., retailers with revenues of $100 million to $5 billion). Furthermore, we expect our beta partner on PRO, a $15 billion hypermarket chain in North America, to go live on this solution during fourth quarter 2005, providing further validation to the marketplace.
     We experienced a $381,000, or 2% sequential decline in maintenance services revenues in third quarter 2005 compared to second quarter 2005. Approximately $200,000 of the decline is due to foreign exchange variances. We did, however, experience an increase in cancellations on maintenance agreements for certain of our Merchandising Operations Systems and other product lines during third quarter 2005. We are currently researching the specific causes of this attrition, however, our preliminary findings appear to indicate that the attrition is related to customer specific issues and does not represent a trend. We currently expect a modest sequential increase in maintenance services revenues in fourth quarter 2005 absent any significant change in the strength of the US Dollar against foreign currencies in those countries in which we conduct business. We also expect our maintenance services margins to remain stable in fourth quarter 2005.
     As part of our strategic operational plan for 2005 (“2005 Operating Plan”) we have focused on various initiatives to improve the revenue results and profitability of our services organization. These initiatives include actions undertaken in fourth quarter 2004 to increase the utilization of our services personnel through headcount reductions. Consulting services utilization improved to 48% in third quarter 2005 compared to 43% in third quarter 2004. Consulting services utilization for the nine months ended September 30,

2005 was 47% compared to 46% in the nine months ended September 30, 2004. We believe our consulting services results also should be helped by the increasing mix of merchandising systems in our sales pipeline. We currently expect services revenues in fourth quarter 2005 to remain comparable with third quarter 2005, as we believe the negative seasonal impact of the winter holidays will be offset by the additional services generated from the healthy software licensing activity we experienced in third quarter 2005. Service margins may, however, experience fluctuations in fourth quarter 2005 depending upon the level of use of our consultants in pre-sales and product development activities, and the potential impact of higher incentive compensation for our services group and all other teams in the Company if our software license revenues increase sequentially in the fourth quarter 2005.
     Our 2005 Operating Plan was designed to deliver higher profitability through a reduced cost structure, even if global spending levels for information technology or the overall market environment did not improve compared to 2004. We reduced our operating costs and improved our overall profitability in the nine months ended September 30, 2005 as a result of the restructuring activities and cost reductions taken in fourth quarter 2004 in connection with the implementation of our 2005 Operating Plan. Additional restructuring charges were taken in the first half of 2005 to substantially complete this plan. The restructuring efforts reduced our total operating costs and expenses by $10.4 million (excluding restructuring charges, amortization of intangibles and bad debt provisions) in the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004. Results for the nine months ended September 30, 2005 reflect the impact of a 15% lower average headcount versus the first nine months of 2004. Overall, total cost and operating expenses should be relatively flat in fourth quarter 2005 compared to third quarter 2005 unless our software results vary substantially between the two quarters, which will have an impact on incentive compensation for all teams in the Company. Total incentive compensation was $4.9 million in third quarter 2005 compared to $4.0 million in second quarter 2005 and $1.4 million in third quarter 2004. Total incentive compensation in the nine months ended September 30, 2005 was $12.1 million compared to $6.7 million in the nine months ended September 30, 2004.
     Cautious Buying Patterns Continue to Impact our Operating Results. The retail industry and its suppliers continue to exercise significant due diligence prior to making large capital outlays, and the decision-making process for investments in information technology remains highly susceptible to deferral. Delays in the decision-making process have been, and may continue to be, the most significant issue affecting our software license revenue results. Delays in the customer decision-making processes have resulted from a number of factors including, but not limited to, uncertain economic conditions, extended due diligence procedures designed to minimize risk, corporate reorganizations, consolidations within the industry, the appointment of new senior management, and the increasing trend by companies to seek board-level approval for all significant investments in information technology. Sales to new customers have historically required between three and nine months from generation of the sales lead to the execution of a software license agreement. In addition, sales cycles are typically longer and more complex for larger dollar projects, large multi-national retail organizations and retailers in certain geographic regions. As a result, we have and will continue to experience uncertainty predicting the size and timing of individual contracts, particularly the closure of large software licenses ($1.0 million or greater), which continues to remain uneven and unpredictable from quarter-to-quarter. For example, we signed three large software licenses in third quarter 2005 compared to four in second quarter 2005, none in first quarter 2005, five in fourth quarter 2004 and one in third quarter 2004.
     We have historically recognized a substantial portion of our software license revenues under an Initial License Fee model (“ILF model”). Under the ILF model, software license contracts are structured to enable the Company to recognize 100% of the software license revenue upon execution of the contract provided all of the revenue recognition criteria set forth in Statement of Position 97-2, Software Revenue Recognition and other relevant guidance have been met. However, due to the elongated sales cycles we are experiencing and the absence of a predictable base demand, we have begun to increasingly offer larger customers, particularly in the Americas region, the option to purchase software licenses under Proof of Concept (“POC”) and Milestone-Based (“Milestone”) licensing models in order to mitigate their risk aversion. Under the POC model, customers are allowed to try one or more of our solutions before they purchase them, either in a proof of concept, pilot, or prototype environment, or during the performance of business process analyses or benchmarking activities. We began offering these licensing models in the second half of 2004 and to date, we have started a total of 67 POC and evaluation projects. We have successfully converted 32 of these projects into perpetual licenses (including 24 in the nine months ended September 30, 2005 and one in October 2005), two of the projects have been deferred indefinitely and 23 POC projects are still open. The time to convert on POC projects is subject to multiple variables, a number of which are outside our control. However, to date, the time to conversion has ranged from two months to nearly one year. Under the Milestone model, payment of the software license fees are aligned with the achievement of defined milestones or deliverable objectives within an agreed timeframe. Until recently we only offered the Milestone model on large Merchandise Operations Systems implementations; however we have now begun to extend the program to larger software license sales of our Strategic Merchandise Management Solutions as well. POC and Milestone software license revenues accounted for 13% of total software license revenue recognized in the nine months ended September 30, 2005 compared to 10% in the nine months ended September 30, 2004. Although the purchase of software licenses under the POC and Milestone licensing models initially delays the recognition of revenue, we believe these licensing models may improve our ability to get customers to commit to the investment in our products and to predict the timing of software license revenues, thereby over time, decreasing our dependence on the more unpredictable ILF model transactions. It is still too early to determine the timing and magnitude of the impact these new licensing models will have on our operating results.
     Economic conditions and long replacement cycles have negatively impacted the demand for our Merchandise Operations Systems since 1998. Although we believe that significant growth in the transaction systems market will require sustained macroeconomic improvement, we have seen indications in recent quarters that companies are beginning to address long-standing issues in their enterprise systems environments, which has and could potentially signal further general improvement in demand for our Merchandise Operations Systems. We continue to believe there are a substantial number of retailers worldwide who will ultimately need to update their merchandise operations systems.
     Similarly, our In-Store Systems business segment has been negatively impacted in recent years by poor economic conditions that have caused retailers to delay major capital appropriations and by what we believe is a major platform transition as market demand moves from Windows-based to Java-based point-of-sale applications. We believe there is significant growth opportunity in the in-store systems market and we have seen an increasing interest in our Java-based workforce management solution. However, the In-Store Systems business segment may not experience any significant organic growth until all of our Java-based in-store system applications become more functionally mature and competitive, early adopters complete their implementations and become referenceable, and there is sustained macroeconomic improvement.
     Our Competitive Environment is Changing. Our industry has been going through a transition over the past few years that has resulted in fewer competitors in every significant product market we supply. Currently, we believe there are only two major global competitors left for our Merchandise Operations Systems, Oracle Corporation (which acquired Retek, Inc. on April 12, 2005) and SAP AG. Similarly, we believe the number of significant competitors for our In-Store Systems and Strategic Merchandise Management Solutions has declined.
     Oracle’s acquisition of Retek, Inc. has not significantly impacted our near-term strategy. We continue to consolidate our products onto a common technological platform and drive growth not only in the retail marketplace but also with the suppliers to the retail industry in the collaborative solutions marketplace. Although the acquisition has the potential to create some additional delays around decisions made by larger Tier 1 customers to purchase merchandise operations systems, we believe there are only a small number of these decisions made each year. We also believe that Oracle and SAP AG may have difficulty successfully competing for sales of merchandise operations systems in the Tier 2 marketplace as we do not believe they are able to implement solutions with a reasonable total cost of ownership in comparison with the value proposition we are able to offer customers in this market.
     We believe our Strategic Merchandise Management Solutions, which bring together forecasting and replenishment, planning and category management solutions, provide a unique offering and a strong competitive advantage as neither Oracle Corporation, nor SAP AG currently offer comparable comprehensive solutions. Although it appears that demand for Merchandise Operations Systems may be increasing, we continue to believe that retailers and their suppliers are still focusing most of their information technology spending and efforts on applications that improve the efficiency of their operations and enable them to deliver earnings growth in a tough competitive environment. Our Strategic Merchandise Management Solutions address this need as they offer customers the potential for a higher short term ROI and a lower total cost of ownership with less disruption to their underlying business. The majority of our current software license transactions are for Strategic Merchandise Management Solutions. Product revenues from Strategic Merchandise Management Solutions transactions can be as high as the revenues realized on sales of Merchandise Operations Systems.
     Software license revenues from existing customers represented 64% of software license revenues in the nine months ended September 30, 2005 compared to 72% in the first nine months of 2004. We believe that sales of add-on products to existing customers will continue to comprise a majority of our software revenues and that this metric is a direct result of our large customer base, principally amassed through our acquisition activities in 2000 and 2001, and the focus we have and will continue to place on back-selling opportunities for both our existing JDA Portfolio Synchronized products and our next generation PortfolioEnabled products. Over the past five years, the acquisition of Strategic Merchandise Management Solutions such as Portfolio Space Management by Intactix and Portfolio Replenishment by E3 have provided significant back-selling and growth opportunities in our customer base.

Because approximately 60% of our retail customer base and substantially all of our CPG manufacturers and wholesale customers still only own applications from one of our product families, we believe that we will continue to experience a high percentage of sales to our existing customers in the future. We believe that once a customer has purchased multiple products from us, we are more likely to be viewed as a strategic partner in terms of their information systems strategy rather than simply a “point solution provider.”
     Business Opportunities and Growth Strategies. We continue to believe there are three distinct growth opportunities in the current economic environment:
•	Offer value propositions in our products and licensing models that make the purchase of our solutions easier and reduce the customers’ risk of investment. Many of our prospective customers have had poor experiences with other information technology vendors. Based on these experiences, prospective customers are often reluctant to incur the “upfront” license fees in our traditional ILF model because it places much of the risk of a difficult implementation on the customer. To address our customers’ concerns and overcome their caution, we have begun to increasingly offer larger customers the option to purchase software licenses under POC and Milestone licensing models in order to mitigate their risk aversion. We do not plan to offer these kinds of contractual terms for smaller transactions, which we believe will continue to close as they have historically. We anticipate these new licensing models will result in extended software license revenue streams that will be advantageous in the longer run; however, they may reduce revenues in the near term. We further expect to realize greater average selling prices in larger transactions under the POC and Milestone licensing models than have been realized historically under the ILF model.

•	Generate new business opportunities with existing and prospective customers with next generation JDA Portfolio products. We believe our next generation of JDA Portfolio products, PortfolioEnabled, will create opportunities with prospective customers who seek a single, integrated solution that combines the retail disciplines of planning, assortment, purchasing, allocations and replenishment. We are encouraged by the broad interest we are seeing in our initial PortfolioEnabled solutions for replenishment optimization and enterprise planning. We are currently working with ten customers, four of which are Tier 1 retailers, on projects involving the implementation of the PRO or Enterprise Planning solutions. As with all new product adoption curves, we do not expect to be able to fully estimate the rate of acceptance of these new solutions until early adopters of the PortfolioEnabled applications begin to “go live” and become referenceable. The initial PortfolioEnabled solutions may not offer every capability of their predecessor products but will offer other advantages such as an advanced technology platform, the ability of PRO to install on Unix/Oracle environments utilizing Microsoft .Net application services componentry with subsequent releases to include Microsoft SQL 2005, or other significant functional advantages such as “planning by attribute” capabilities in the Enterprise Planning solution. Further, the PortfolioEnabled products do offer some significant capabilities that go beyond the current generation products they are replacing, and as a result, we believe they offer features and functionality that will be competitive in the marketplace. Sales cycles to new customers tend to be more elongated than those to existing customers who already have contracts in place with us and prior experience with our products. We also believe there are opportunities to sell new add-on solutions to those customers that do choose to move to the PortfolioEnabled versions of the JDA Portfolio applications. To date, approximately 50% of the customers implementing the PRO or Enterprise Planning solutions have purchased complimentary add-on solutions as part of their projects.

•	Expansion of our business into areas that are complementary to our traditional retail base. We have begun to develop and deploy broader and more sophisticated solutions to the non-retail market. Our new Optimize on Demand solution has taken the basic Space Planning by Intactix application and expanded it into a strategic category management offering, including additional JDA applications. Additionally, we continue to grow our collaborative planning, forecasting and replenishment (“CPFR”) business and now have 287 trading partners worldwide with an estimated annual trading value of over $4.7 billion who are live and fully operational on our Marketplace Replenishment CPFR solution that enables manufacturers, distributors and retailers to work from a single, shared demand forecast. We continue to search for acquisition and strategic partnering opportunities to further develop our Collaborative Solutions business.
     Long-Term Prospects For The In-Store Systems Business Segment Are Promising, But Recent Results Are Below Expectations. The In-Store Systems business segment provided $13.6 million or 8% of our total revenues in the nine months ended

September 30, 2005 compared to $13.9 million, or 9% in the nine months ended September 30, 2004. The In-Store Systems business segment has been negatively impacted in recent years by poor economic conditions that have caused retailers to delay major capital appropriations and by what we believe is a major platform transition as market demand moves from Window-based to Java-based point-of-sale applications. We believe there is significant growth opportunity in the in-store systems market, however, we do not believe our In-Store Systems business segment will experience any significant organic growth until our Java-based in-store system applications become more functionally mature and competitive, early adopters complete their implementations and become referenceable, and there is sustained macroeconomic improvement. Industry surveys indicate that point-of-sales systems are becoming an increased priority for retailers, and we believe potential customers may look to partner with broad solutions providers such as JDA that can bring all aspects of store operations into one integrated suite, including point-of-sale tilling functions, in-store inventory management functions, customer relationship management, space planning and workforce management solutions, rather than software vendors that only offer in-store systems. The timing and full impact of the replacement cycle is unclear, however, we believe the long-term prospects for our Java-based in-store system applications and the In-Store Systems business segment are promising as we believe we are positioned to take advantage of this anticipated replacement cycle for point-of-sales systems that is being driven by a shift to new technology platforms. The uncertainty about the replacement cycle for point-of sales systems is offset in part by the growing interest and outlook for our Portfolio Workforce Management solution (“PWM”) that optimizes the scheduling of labor, which typically represents the next largest operational cost for a retailer after inventory. PWM is a high ROI solution that we acquired in January 2004. We have spent the first 18 months of ownership completing the product and improving the referenceability of pre-acquisition accounts. We believe the marketability of PWM has improved and we have seen an increasing interest in this application in our sales line.
     We Continue to Invest Heavily in New Product Development. We invested $33.2 million in the nine months ended September 30, 2005 in new product development compared to $39.7 million in the first nine months of 2004. Since 1996, we have invested approximately $467 million in new product development and the acquisition of complementary products that have expanded the product offerings in each of our business segments and provided us with collaborative applications that address new vertical market opportunities with the manufacturers and wholesalers who supply our traditional retail customers. We believe our strategy of expanding our product portfolio and increasing the scalability of our products has been the key element in attracting larger retail customers, and we believe that it has resulted in new customers licensing multiple products, as well as enhanced back-selling opportunities in our customer base.
     We have begun the transition process to our new PortfolioEnabled solutions. We have reduced our level of product development expenditures in absolute dollars and as a percentage of revenues and are now focusing on the development of the PortfolioEnabled solutions while leveraging the most current release of the Portfolio Synchronized versions of our products. JDA Portfolio version 2005.1, the fourth synchronized release of our products, was released in first quarter 2005 and included enhancements to virtually all of our existing products that we believe will enable them to maintain their competitive edge. We released the first versions of the PortfolioEnabled solutions beginning with Portfolio Replenishment Optimization by E3 and Portfolio Knowledge Base in first quarter 2005. In second quarter 2005 we released Enterprise Planning by Arthur, a PortfolioEnabled solution that will ultimately replace certain of the Portfolio Planning Solutions by Arthur, including Merchandise Planning by Arthur and Assortment Planning by Arthur. The initial PortfolioEnabled applications are based primarily upon the .Net Platform; however, we will continue to offer PortfolioEnabled applications that operate with other market accepted platforms such as Oracle, the IBM iSeries platform where feasible, and where appropriate, Java-based technology. We will continue selling the equivalent Portfolio Synchronized versions of these products until the new PortfolioEnabled solutions have achieved critical mass in the marketplace.
     The JDA Portfolio Investment Protection Program provides existing customers with a right to the new .Net Platform, if and when available, at no additional license fee under certain conditions. Customers will pay any required third party charges associated with the new platform. We will encourage our customers to move to the .Net Platform; however, at this time we are unable to estimate how many of our existing customers will take advantage of this program. A similar investment protection program is available for In-Store Systems customers, which provides a platform transfer right from Win/DSS to the Portfolio Point of Sale application. Approximately one-third of our domestic Win/DSS customers have initially indicated they intend to participate in the In-Store Systems investment protection program, however, to date, none have exercised this platform transfer right.
     We Intend to Continue to Grow Our Business Through Acquisitions. We believe there are opportunities to grow our business through the acquisition of complementary and synergistic companies, products and technologies. We have historically looked at cash acquisitions in the $5 million to $25 million range that could be readily integrated, accretive to earnings, or that could shorten our time to market with new technologies. We are now focusing our acquisition strategy on larger companies, particularly those that have significant recurring revenues or that will increase the breadth of our JDA Portfolio offerings in the Collaborative Solutions business segment, and acquisitions that can be accretive to earnings in a relatively short period of time post transaction and that can provide significant strategic growth opportunities for the Company.
     We Recorded an Additional Restructuring Charge in First Half 2005 Related To Our 2005 Operating Plan. We recorded a restructuring charge of $2.4 million in first half 2005 to complete the restructuring initiatives contemplated in our 2005 Operating Plan. This charge, which includes termination benefits and net rentals remaining under existing operating leases on certain vacated facilities, is in addition to the $3.1 million restructuring charge recorded in fourth quarter 2004 which also included termination benefits and the negotiated buyout or net rentals remaining under existing operating leases on certain facilities that were vacated by December 31, 2004. The restructuring initiatives included a consolidation of product lines, a net workforce reduction of approximately 12% or 154 FTE worldwide, and a reduction of certain office space in the United States and Northern Europe. A total of 110 FTE were terminated or open positions eliminated through December 31, 2004 with an additional 44 FTE terminated during the six months ended June 30, 2005. The restructuring charges were increased by $93,000 in third quarter 2005 due to our revised estimate of termination benefits and office closure reserve requirements. This adjustment is reflected in the consolidated income statement by operating group and is included under the captions “Cost of consulting services,” “Sales and marketing,” and “General and administrative.”
     Management believes the restructuring initiatives in the 2005 Operating Plan have allowed us to generate substantially higher profits. Specifically, management believes the restructuring initiatives have enabled us to (i) streamline operations and reduce duplicate investments in product development by consolidating significant portions of the existing product suite on the .Net and Java platforms used in the PortfolioEnabled products, (ii) maximize the return from our ongoing investments in advanced technology for the delivery of highly specialized services via the Internet and internal administrative systems, and (iii) better align our operating strategies to identified growth areas in the market. The restructuring initiatives in our 2005 Operating Plan have reduced our total operating costs and expenses by $10.4 million (excluding restructuring charges, amortization of intangibles and bad debt provisions) in the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004.
     Our Financial Position is Strong and We Have Positive Operating Cash Flow. Our financial position remains strong and as of September 30, 2005 we had $96.7 million in cash, cash equivalents and marketable securities, as compared to $97.1 million at December 31, 2004. We generated $10.3 million in positive cash flow from operations during the nine months ended September 30, 2005 compared to $22.3 million in the first nine months of 2004. Cash flow from operations in the first nine months of 2004 was higher than the nine months ended September 30, 2005 due primarily to changes in accounts receivable including the timing and payment of software sales. Accounts receivable decreased $8.8 million in the nine months ended September 30, 2004 due to improved collection results and lower software sales in third quarter 2004 and increased $10.3 million in the nine months ended September 30, 2005 due to an increase in software license sales, in particular large software licenses which typically have payment terms. In addition, cash flow from operations was reduced in the nine months ended September 30, 2005 by the $4 million cash impact of our restructuring initiatives. During the nine months ended September 30, 2005 we also used $8.7 million to repurchase 747,500 shares of our stock on the open market. We believe our cash position is sufficient to meet our operating needs for the foreseeable future.

Results of Operations
     The following table sets forth certain selected financial information expressed as a percentage of total revenues for the periods indicated and certain gross margin data expressed as a percentage of software license revenue, maintenance services revenue, product revenues or services revenues, as appropriate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
REVENUES:
Software licenses	31%	21%	27%	25%
Maintenance services	38	40	40	37

Product revenues	69	61	67	62

Consulting services	28	36	31	35
Reimbursed expenses	3	3	2	3

Service revenues	31	39	33	38

Total revenues	100	100	100	100

COST OF REVENUES:
Cost of software licenses	1	—	1	2
Amortization of acquired software technology	2	2	2	2
Cost of maintenance services	10	10	11	9

Cost of product revenues	13	12	14	13

Cost of consulting services	22	26	24	25
Reimbursed expenses	3	3	2	3

Cost of service revenues	25	29	26	28

Total cost of revenues	38	41	40	41

GROSS PROFIT	62	59	60	59

OPERATING EXPENSES:
Product development	19	25	21	25
Sales and marketing	19	21	18	21
General and administrative	13	12	12	12
Amortization of intangibles	2	2	2	1
Restructuring charge and adjustments to acquisition-related reserves	—	—	2	2

Total operating expenses	53	60	55	61

OPERATING INCOME (LOSS)	9	(1)	5	(2)

Net gain on acquisition breakup fee	—	2	—	1
Other income, net	1	1	1	1

INCOME (LOSS) BEFORE INCOME TAXES	10	2	6	—

Income tax provision (benefit)	3	(1)	1	(1)

NET INCOME	7%	3%	5%	1%

Gross margin on software licenses	96%	99%	97%	96%
Gross margin on maintenance services	73%	76%	74%	75%
Gross margin on product revenues	80%	79%	79%	80%
Gross margin on service revenues	19%	27%	20%	26%

     The following table sets forth a comparison of selected financial information, expressed as a percentage change between periods for the three and nine months ended September 30, 2005 and 2004. In addition, the table sets forth cost of revenues and product development expenses expressed as a percentage of the related revenues:

	% Change			% Change
	Three Months ended September 30,			Nine Months ended September 30,
	2005	2004 to 2005	2004	2005	2004 to 2005	2004
Revenues:

Software licenses	$17,411	70%	$10,245	$42,935	10%	$38,909
Maintenance	21,115	4%	20,217	64,317	8%	59,343

Product revenues	38,526	26%	30,462	107,252	9%	98,252
Service revenues	17,053	(14%)	19,851	53,475	(13%)	61,323

Total revenues	55,579	10%	50,313	160,727	1%	159,575

Cost of Revenues:

Software licenses	708	475%	123	1,424	(5%)	1,502
Amortization of acquired software technology	1,192	(8%)	1,299	3,754	(3%)	3,859
Maintenance services	5,720	17%	4,883	17,042	16%	14,716

Product revenues	7,620	21%	6,305	22,220	11%	20,077
Service revenues	13,771	(5%)	14,457	42,639	(6%)	45,428

Total cost of revenues	21,391	3%	20,762	64,859	(1%)	65,505

Gross Profit	34,188	16%	29,551	95,868	2%	94,070

Operating Expenses:

Product development	10,783	(14%)	12,559	33,203	(16%)	39,741
Sales and marketing	10,483	—%	10,461	29,556	(11%)	33,170
General and administrative	7,273	16%	6,264	19,738	5%	18,751

	28,539	(3%)	29,284	82,497	(10%)	91,662

Amortization of intangibles	896	6%	849	2,594	2%	2,539

Operating income (loss)	$4,753	917%	$(582)	$8,338	382%	$(2,955)

Cost of Revenues as a % of related revenues:
Software licenses	4%		1%	3%		4%
Maintenance services	27%		24%	26%		25%
Product revenues	20%		21%	21%		20%
Service revenues	81%		73%	80%		74%

Product Development as a % of product revenues	28%		41%	31%		40%

     The following tables set forth selected comparative financial information on revenues in our business segments and geographical regions, expressed as a percentage change between the comparable three and nine month periods ended September 30, 2005 and 2004. In addition, the tables set forth the contribution of each business segment and geographical region to total revenues in the three and nine month periods ended September 30, 2005 and 2004, expressed as a percentage of total revenues:

	Retail Enterprise Systems		In-Store Systems		Collaborative Solutions
	September 30, 2005 vs. 2004		September 30, 2005 vs. 2004		September 30, 2005 vs. 2004
	Quarter	Nine Months	Quarter	Nine Months	Quarter	Nine Months
Software licenses	89%	13%	344%	15%	(5%)	—%
Maintenance services	3%	9%	1%	7%	9%	7%

Product revenues	32%	11%	84%	10%	4%	5%
Service revenues	(7%)	(9%)	(22%)	(16%)	(49%)	(33%)

Total revenues	15%	3%	26%	(2%)	(7%)	(4%)

Product development	(14%)	(20%)	(26%)	(20%)	(7%)	(6%)
Sales and marketing	12%	(12%)	107%	3%	(40%)	(14%)

Operating income(loss)	96%	76%	192%	148%	23%	(1%)

Contribution to Total Revenues
Retail Enterprise Systems				In-Store Systems				Collaborative Solutions
Quarter		Nine Months		Quarter		Nine Months		Quarter		Nine Months
2005	2004	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
70%	68%	70%	69%	10%	8%	9%	9%	20%	24%	21%	22%

	The Americas		Europe		Asia/Pacific
	September 30, 2005 vs. 2004		September 30, 2005 vs. 2004		September 30, 2005 vs. 2004
	Quarter	Nine Months	Quarter	Nine Months	Quarter	Nine Months
Software licenses	91%	7%	30%	16%	(44%)	24%
Maintenance services	1%	6%	(3%)	2%	19%	24%

Product revenues	30%	7%	5%	6%	(1%)	24%
Service revenues	(12%)	(7%)	(40%)	(35%)	6%	(8%)

Total revenues	14%	2%	(7%)	(7%)	3%	6%

Contribution to Total Revenues
The Americas				Europe				Asia/Pacific
Quarter		Nine Months		Quarter		Nine Months		Quarter		Nine Months
2005	2004	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
73%	70%	70%	68%	19%	22%	21%	23%	8%	8%	9%	9%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Product Revenues
     Software Licenses.
     Retail Enterprise Systems. The increase in software license revenues in this business segment in third quarter 2005 compared to third quarter 2004 resulted primarily from the closure of five multi-product software license deals, one of which is an unusually large license that included Merchandise Operations Systems and nearly all of our Strategic Merchandise Management Solutions. Third quarter 2004 contained two multi-product software deals and one new software license deal of $1.0 million or more.
     In-Store Systems. The increase in software license revenues in this business segment in third quarter 2005 compared to third quarter 2004 resulted primarily from In-Store System applications which were sold as part of an unusually large point-of-sale license that also included Retail Enterprise Systems solutions.
     Collaborative Solutions. Software license revenues in this business segment decreased in third quarter 2005 compared to third quarter 2004 due to a decrease in sales of Strategic Merchandise Management Solutions, offset in part by a 51% increase in license revenues from Marketplace Replenishment, our collaborative specific CPFR solution which is sold on a subscription basis.
     Regional Results. Software license revenues in the Americas region increased in third quarter 2005 compared to third quarter 2004 primarily due to increases in Retail Enterprise Systems, In-Store Systems and Collaborative Solutions software license revenues of 83%, 469% and 49%, respectively. The Americas region accounted for $14.2 million of our software license revenues in third quarter 2005 compared to $7.4 million in third quarter 2004. Third quarter 2005 includes three multi-product software license deals, one of which is an unusually large license that included Merchandise Operations Systems, Strategic Merchandise Management Solutions and In-Store Systems applications. Third quarter 2004 contained two multi-product software deals and one new software license deal of $1.0 million or more. Software license revenues in our European region increased in third quarter 2005 compared to third quarter 2004 primarily due to a 155% increase in Retail Enterprise Systems software license revenues, offset in part by a 52% decrease in Collaborative Solutions software license revenues. The European region accounted for $2.8 million of our software license revenues in third quarter 2005 compared to $2.2 million in third quarter 2004. Third quarter 2005 includes two multi-product software license deals which included Strategic Merchandise Management Solutions and In-Store Systems applications compared to none in third quarter 2004. Software license revenues in the Asia/Pacific region decreased in third quarter 2005 compared to second quarter 2004 primarily due to decreases in In-Store Systems and Collaborative Solutions software license revenues of 78% and 62%, respectively. The Asia/Pacific region accounted for $345,000 of our software license revenues in third quarter 2005 compared to $613,000 in third quarter 2004.
     Maintenance Services. The increase in maintenance services revenue in third quarter 2005 compared to third quarter 2004 is due primarily to new software license sales of Strategic Merchandise Management Solutions in the past twelve months and the corresponding increase in our installed customer base, which was partially offset by cancellations in maintenance services by certain customers of our Merchandise Operations Systems and other product lines.
Service Revenues
     Service revenues include consulting services, hosting services, training revenues, net revenues from our hardware reseller business and reimbursed expenses. The decrease in service revenues in third quarter 2005 compared to third quarter 2004 resulted primarily from decreases in implementation services for Strategic Merchandise Management Solutions in the Americas and European regions where several large projects are wrapping up or have been completed. We have reduced the headcount in our consulting services group over the past twelve months due primarily to lower software license sales for certain of our Merchandise Operations Systems, Strategic Merchandise Management Solutions and In-Store Systems applications. The demand for implementation services generally lags behind the demand for software licenses. Utilization rates for consulting services increased to 48% in third quarter 2005 compared to 43% in third quarter 2004; however average billing rates in third quarter 2005 decreased to $186 per hour from $202 per hour in third quarter 2004. We have not decreased our billing rates overall; rather, the mix of work among our geographic regions and product lines has changed between the comparable quarters. Hosting revenues increased 63% to $787,000 in third quarter 2005 compared to $484,000 in third quarter 2004. Net revenues from our hardware reseller business decreased 60% to $181,000 in third quarter 2005 compared to $450,000 in third quarter 2004.

     Fixed bid consulting services work represented approximately 10% of total consulting services revenue in third quarter 2005 compared to 18% in third quarter 2004.
Cost of Product Revenues
     Cost of Software Licenses. The increase in cost of software licenses in third quarter 2005 compared to third quarter 2004 resulted primarily from the resale of Oracle licenses.
     Amortization of Acquired Software Technology. Amortization of acquired software technology decreased in third quarter 2005 compared to third quarter 2004 as the software technology acquired in 1998 related to the Arthur Suite of products has now been fully amortized.
     Cost of Maintenance Services. The increase in cost of maintenance services in third quarter 2005 compared to third quarter 2004 resulted primarily from a 13% increase in average maintenance services headcount to support our larger install base and the new Customer Directed Development organization structure within our customer support organization, higher incentive compensation due to the Company’s improved operating performance and an increase in outside contractor costs, offset in part by a $135,000 decrease in the utilization of consulting services employees in customer support activities. As of September 30, 2005 we had 177 associates in our customer support organization compared to 160 at September 30, 2004.
Cost of Service Revenues
     The decrease in cost of service revenues in third quarter 2005 compared to third quarter 2004 resulted primarily from a 20% decrease in average services headcount, offset in part by higher incentive compensation, a $683,000 decrease in cost transfers out to other departments for consulting services and training employees who were used to support presales, product development and customer support activities, and an increased use of outside contractors to support ongoing projects. As of September 30, 2005 we had 322 service associates compared to 398 at September 30, 2004.
Gross Profit
     The increase in gross profit dollars and gross profit percentage in third quarter 2005 compared to third quarter 2004 resulted primarily from the increases in software license and maintenance revenues, in dollars and as a percentage of total revenues, offset in part by lower service revenue margins.
     The decrease in service revenue margins in third quarter 2005 compared to third quarter 2004 resulted primarily from lower revenues, higher incentive compensation due to the Company’s improved operating performance and the $683,000 decrease in cost transfers to other departments for consulting services and training employees who were used to support presales and product development activities. Excluding the net revenues from the hardware reseller business, service margins were 18% in third quarter 2005 compared to 25% in third quarter 2004.
Operating Expenses
     Operating expenses, excluding amortization of intangibles and restructuring charges and adjustments to acquisition-related reserves decreased 3% in third quarter 2005 compared to third quarter 2004, and represented 51% and 58% of total revenues in each quarter, respectively. The decrease in operating expenses includes a decrease in salaries, benefits and travel costs related to the headcount reductions in the restructuring initiatives undertaken during fourth quarter 2004 and first half 2005 and lower accounting costs related to Sarbanes-Oxley compliance. These reductions were substantially offset by higher incentive compensation due to the Company’s improved operating performance, a higher bad debt provision and an increased used of outside contractors to assist in development activities.
     Product Development. The decrease in product development expense in third quarter 2005 compared to third quarter 2004 resulted primarily from a 26% decrease in average product development headcount that resulted from our restructuring initiatives, offset in part by higher incentive compensation due to the Company’s improved operating performance and an increased use of outside contractors to assist in development activities. As of September 30, 2005, we had 297 employees in the product development function compared to 403 at September 30, 2004.
     Sales and Marketing. Sales and marketing expense was flat in third quarter 2005 compared to third quarter 2004. Incentive compensation increased in third quarter 2005 due to commissions being paid on higher software sales at accelerated rates. This increase was substantially offset by a 19% decrease in average sales and marketing headcount that resulted from our restructuring initiatives, a $290,000 decrease in cost transfers into sales and marketing due to a reduced utilization of consulting services employees in presales activities and lower travel costs. As of September 30, 2005, we had 136 employees in the sales and marketing function compared to 162 at September 30, 2004. These totals include 63 and 84 direct sales representatives and sales management, respectively. We do not anticipate making any significant changes in our sales and marketing headcount in the near term as we believe there is adequate capacity in our sales force for the current operating environment.
     General and Administrative. The increase in general and administrative expense in third quarter 2005 compared to third quarter 2004 resulted primarily from a $1.0 million higher bad debt provision, higher incentive compensation due to the Company’s improved operating performance and higher outside contractor costs for strategic consulting initiatives, offset in part by a $632,000 decrease in accounting costs related to Sarbanes-Oxley compliance. As of September 30, 2005 we had 149 administrative employees compared to 154 at September 30, 2004.
     Amortization of Intangibles. The increase in amortization of intangibles in third quarter 2005 compared to third quarter 2004 resulted from a change in the estimated useful life of certain customer list intangibles acquired with the purchase of Engage, Inc.
Operating Income (Loss)
     We produced operating income of $4.8 million in third quarter 2005 compared to an operating loss of $582,000 in third quarter 2004. The increase in the operating income is due to a 26% increase in product revenues and the cost reductions that have resulted from our restructuring initiatives, offset in part by a $3.5 million increase in total incentive compensation in third quarter 2005 compared to third quarter 2004 and a $1.0 million higher bad debt provision.
     Operating income in our Retail Enterprise Systems business segment increased to $10.2 million in third quarter 2005 compared to $5.2 million in third quarter 2004. The increase in operating income in this business segment resulted from a $5.0 million increase in total revenues and a 14% decrease in product development costs, offset in part by a 12% increase in allocated sales and marketing costs based upon the pro rata share of software sales that came from this business segment.
     Our In-Store Systems business segment produced operating income of $477,000 in third quarter 2005 compared to an operating loss of $516,000 in third quarter 2004. The increase in the operating income in this business segment resulted from a $1.1 million increase in total revenues and a 26% decrease in product development costs, offset in part by a 107% increase in allocated sales and marketing costs based upon the pro rata share of software sales that came from this business segment.
     Operating income in our Collaborative Solutions business segment increased to $2.3 million in third quarter 2005 compared to $1.9 million in third quarter 2004. The increase in the operating income in this business segment resulted from a 40% decrease in allocated sales and marketing costs based upon the pro rata share of software sales that came from this business segment and a 7% decrease in product development costs, offset in part by an $803,000 decrease in total revenues.
Income Tax Provision (Benefit)
     We calculate our tax provision (benefit) on an interim basis using the year-to-date effective tax rate and record discrete tax adjustments in the reporting period in which they occur. A summary of the income tax provision (benefit) recorded in the three months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended
	September 30,
	2005	2004
Income (loss) before income taxes	$5,434	$1,219
Effective tax rate	36.5%	35.0%

Income tax provision (benefit) at effective tax rate	1,981	428
Less discrete tax adjustments:
Changes in estimate	(177)	(858)
Rate changes	(119)	—
Audit settlements	—	—

Net income tax benefit	(296)	(858)

Income tax provision (benefit)	$1,685	$(430)

     The income tax provision (benefit) recorded in the three months ended September 30, 2005 and 2004 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during the three months ended September 30, 2005 and 2004 of $101,000 and $6,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in capital.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Product Revenues
     Software Licenses.
     Retail Enterprise Systems. The increase in software license revenues in this business segment in nine months ended September 30, 2005 compared to the first nine months of 2004 resulted from an increase in sales of Merchandise Operations Systems. Sales of Strategic Merchandise Management Solutions were flat in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The Retail Enterprise Systems business segment had five new software license deals of $1.0 million or more in the nine months ended September 30, 2005 compared to three in the nine months ended September 30, 2004.
     In-Store Systems. The increase in software license revenues in this business segment in the nine months ended September 30, 2005 compared to the first nine months of 2004 resulted primarily from In-Store System applications which were sold as part of an unusually large point-of-sale license that also included Retail Enterprise Systems solutions.
     Collaborative Solutions. Software license revenues in this business segment were flat in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. A decrease in sales of Strategic Merchandise Management Solutions was substantially offset by a 42% increase in license revenues from Marketplace Replenishment, our collaborative specific CPFR solution which is sold on a subscription basis.
     Regional Results. Software license revenues in the Americas region increased in the nine months ended September 30, 2005 compared to the first nine months of 2004 primarily due to increases in Collaborative Solutions, Retail Enterprise Systems and In-Store Systems software license revenues of 30%, 2% and 8%, respectively. The Americas region accounted for $30.2 million of our software license revenues in the nine months ended September 30, 2005 compared to $28.1 million in the nine months ended September 30, 2004. The Americas software license revenues in both periods include three new multi-product software license deals of $1.0 million or more that contain various combinations of Merchandise Operations Systems, Strategic Merchandise Management Solutions and In-Store Systems applications. Software license revenues in our European region increased in the nine months ended September 30, 2005 compared to the first nine months of 2004 due primarily to a 52% increase in software license revenues from Retail Enterprise Systems offset in part by a 44% decrease in Collaborative Solutions software license revenues. The European region accounted for $9.3 million of our software license revenues in the nine months ended September 30, 2005 compared to $8.0 million in the nine months ended September 30, 2004. The European region had one new software license deal of $1.0 million or more in the nine months ended September 30, 2005 compared to none in first nine months of 2004. Software license revenues in the Asia/Pacific region increased in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily due to one large Retail Enterprise Systems software license deal in excess of $1.0 million in second quarter 2005. There was no significant In-Store Systems sales activity in the European or Asia/Pacific regions in the nine months ended September 30, 2005 or 2004.
     Maintenance Services. The increase in maintenance services revenue in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 is due primarily to new software license sales of Strategic Merchandise Management Solutions in the past twelve months and the corresponding increase in our installed customer base, and approximately $1.2 million of favorable foreign exchange effects.
Service Revenues
     Service revenues include consulting services, hosting services, training revenues, net revenues from our hardware reseller business and reimbursed expenses. The decrease in service revenues in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 resulted primarily from decreases in implementation services for Strategic Merchandise Management Solutions, particularly in the Americas and European regions where several large projects are wrapping up or have been completed. We have reduced the headcount in our consulting services group over the past twelve months primarily due to lower software license sales for certain of our Merchandise Operations Systems, Strategic Merchandise Management Solutions and In-Store Systems applications. The demand for implementation services generally lags behind the demand for software licenses. Hosting revenues increased 11% to $2.7 million in the nine months ended September 30, 2005 from $2.5 million in the nine months ended September 30, 2004. Net revenues from our hardware reseller business decreased 42% to $1.1 million in the nine months ended September 30, 2005 from $1.9 million in nine months ended September 30, 2004 which included an unusually large hardware transaction.
     Fixed bid consulting services work represented 15% of total consulting services revenue in the nine months ended September 30, 2005 compared to 17% in the nine months ended September 30, 2004.
Cost of Product Revenues
     Cost of Software Licenses. The decrease in cost of software licenses in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 resulted from a lower number of transactions that involved the resale of third party software applications.
     Amortization of Acquired Software Technology. Amortization of acquired software technology decreased in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 as the software technology acquired in 1998 related to the Arthur Suite of products has now been fully amortized.
     Cost of Maintenance Services. The increase in cost of maintenance services in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 resulted primarily from an 8% increase in average maintenance services headcount due to support our larger install base and the new Customer Directed Development organization structure within our customer support organization, higher incentive compensation due to the Company’s improved operating performance and an increase in outside contractor costs, offset in part by a $445,000 decrease in the utilization of consulting services employees in customer support activities.
Cost of Service Revenues
     The decrease in cost of service revenues in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 resulted primarily from a 20% decrease in average services headcount and lower outside contractor costs, offset in part by higher incentive compensation due to the Company’s improved operating performance and a $1.4 million decrease in cost transfers out to other departments for consulting services and training employees who were used to support presales, product development and customer support activities.
Gross Profit
     The increase in gross profit dollars and gross profit percentage in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 resulted primarily from the increase in software license and maintenance services revenues, in dollars and as a percentage of total revenues, offset in part by lower service revenue margins.
     The decrease in service revenue margins in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 resulted primarily from lower revenues, higher incentive compensation due to the Company’s improved operating performance, a $1.4 million decrease in cost transfers to other departments for consulting services employees who were used to support presales, product development and customer support activities. Excluding the net revenues from the hardware reseller business, service margins were 19% in the nine months ended September 30, 2005 compared to 23% in the nine months ended September 30, 2004.
Operating Expenses
     Operating expenses, excluding amortization of intangibles and restructuring charges and adjustments to acquisition-related reserves decreased 10% in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, and represented 51% and 57% of total revenues in each period, respectively. The decrease in operating expenses includes a decrease in salaries, benefits, travel and training costs related to the headcount reductions in the restructuring initiatives undertaken during fourth quarter 2004 and first half 2005, lower outside legal fees due to reduced litigation activities, lower marketing costs, lower accounting costs related to Sarbanes-Oxley compliance, and lower insurance costs. These reductions were partially offset by higher incentive compensation due to the Company’s improved operating performance, a higher bad debt provision, an increase in executive recruitment and relocation expenses and higher outside contractor costs.
     Product Development. The decrease in product development expense in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 resulted primarily from a 22% decrease in average product development headcount that resulted from our restructuring initiatives, lower travel and recruiting costs, and $152,000 higher cost reimbursement for certain funded development activities, offset in part by higher incentive compensation due to the Company’s improved operating performance.
     Sales and Marketing. The decrease in sales and marketing expense in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 resulted primarily from a 17% decrease in average sales and marketing headcount that resulted from our restructuring initiatives, a $792,000 reduction in marketing costs due to a cutback in trade show activities, lower travel costs and a $671,000 decrease in utilization of consulting services employees in presales activities, offset in part by higher commissions being paid on higher software sales.
     General and Administrative. The increase in general and administrative expenses in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 resulted primarily from a $1.2 million higher bad debt provision, higher incentive compensation due to the Company’s improved operating performance, an increase in executive recruitment and relocation costs, and an increase in outside contractor costs for the development of our internal systems other strategic consulting initiatives. These increases were offset in part by a $747,000 decrease in outside legal fees due to reduced litigation activities, a $498,000 decrease in accounting costs related to Sarbanes-Oxley compliance, and lower insurance costs.
     Amortization of Intangibles. The increase in amortization of intangibles in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 resulted from a change in the estimated useful life of certain customer list intangibles acquired with the purchase of Engage, Inc.
     Restructuring Charge and Adjustments to Acquisition-Related Reserves. We recorded a restructuring charge of $2.4 million in first half 2005 to complete the restructuring initiatives contemplated in our 2005 Operating Plan. This charge, which includes termination benefits and net rentals remaining under existing operating leases on certain vacated facilities, is in addition to the $3.1 million restructuring charge recorded in fourth quarter 2004 which also included termination benefits and the negotiated buyout or net rentals remaining under existing operating leases on certain facilities that were vacated by December 31, 2004. The restructuring charge taken in the first half of 2005 includes $2.0 million in termination benefits for 44 FTE and $423,000 for the net rentals remaining under existing operating leases on certain vacated facilities.
     We recorded a $2.7 million restructuring charge in first half 2004 for $1.8 million in termination benefits related to a workforce reduction of 47 FTE, primarily in sales and consulting services functions in the Americas, Europe and Asia/Pacific, and $899,000 for closure costs of certain offices in the Americas and Europe that were either under-performing or under-utilized and used primarily by consulting services personnel. All workforce reductions and office closures associated with this charge were made on or before March 31, 2004.
Operating Income (Loss)
     We produced operating income of $8.3 million in the nine months ended September 30, 2005 compared to an operating loss of $3.0 million in the nine months ended September 30, 2004. The increase in operating income is due to the 9% increase in product revenues and the cost reductions that have resulted from our restructuring initiatives in fourth quarter 2004 and first half 2005, offset in part by a $5.4 million increase in total incentive compensation in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due to the Company’s improved operating performance and a $1.2 million higher bad debt provision.
     Operating income in our Retail Enterprise Systems business segment increased to $25.5 million in the nine months ended September 30, 2005 compared to $14.5 million in the nine months ended September 30, 2004. The increase in operating income in this business segment resulted from a $3.0 million increase in total revenues, a 20% decrease in product development costs and a 12% increase in allocated sales and marketing costs based upon the pro rata share of software sales that came from this business segment.
     Our In-Store Systems business segment produced operating income of $326,000 in the nine months ended September 30, 2005 compared to an operating loss of $675,000 in the nine months ended September 30, 2004. The increase in the operating income in this business segment resulted primarily from a 20% decrease in product development costs, offset in part by a $305,000 increase in total revenues.
     Operating income in our Collaborative Solutions business segment was $7.2 million in nine months ended September 30, 2005 which is flat compared to the nine months ended September 30, 2004. A $1.5 million decrease in total revenues was substantially offset by a 14% decrease in allocated sales and marketing costs based upon the pro rata share of software sales that came from this business segment and a 6% decrease in product development costs.
Income Tax Provision (Benefit)
     We calculate our tax provision (benefit) on an interim basis using the year-to-date effective tax rate and record discrete tax adjustments in the reporting period in which they occur. A summary of the income tax provision (benefit) recorded in the nine month periods ended September 30, 2005 and 2004 is as follows:

	Nine Months Ended
	September 30,
	2005	2004
Income (loss) before income taxes	$10,162	$(184)
Effective tax rate	36.1%	35.0%

Income tax provision (benefit) at effective tax rate	3,666	(63)
Less discrete tax adjustments:
Changes in estimate	(1,221)	(858)
Rate changes	(318)	—
Audit settlements	—	(1,079)

Net income tax benefit	(1,539)	(1,937)

Income tax provision (benefit)	$2,127	$(2,000)

     The income tax provision (benefit) recorded in the nine months ended September 30, 2005 and 2004 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and do not include the tax benefits realized from the employee stock options exercised during the nine months ended September 30, 2005 and 2004 of $181,000 and $61,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in capital.
Liquidity and Capital Resources
     We had working capital of $104.9 million at September 30, 2005 compared to $94.8 million at December 31, 2004. Cash and marketable securities at September 30, 2005 were $96.7 million, a decrease of $429,000 from the $97.1 million reported at December 31, 2004. The increase in working capital resulted primarily from changes in accounts receivable including the timing and payment of software sales. The decrease in cash and marketable securities balances during the nine months ended September 30, 2005 resulted primarily from the repurchase of 747,500 shares of our common stock for $8.7 million and the purchase of property and equipment, offset in part by the net cash provided by operating activities.
     Net accounts receivable were $48.5 million or 79 days sales outstanding (“DSOs”) at September 30, 2005 compared to $39.5 million, or 62 days sales outstanding (“DSOs”) at December 31, 2004. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenues that comes from software license sales which typically have payment terms, seasonality, shifts in customer buying patterns, the timing of annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.
     Operating activities provided cash of $10.3 million in the nine months ended September 30, 2005 compared to $22.3 million in the nine months ended September 30, 2004. The principle sources of our cash flow from operations are typically net income adjusted for depreciation and amortization and bad debt reserves, collections on accounts receivable, and increases in deferred maintenance revenue. Cash flow from operations in the nine months ended September 30, 2004 was higher than the nine months ended September 30, 2005 due primarily to changes in accounts receivable including the timing and payment of software sales. Accounts receivable decreased $8.8 million in the nine months ended September 30, 2004 due to improved collection results and increased

$10.3 million in the nine months ended September 30, 2005 due to an increase in software license sales. These decreases were offset in part by a $6.2 million increase in net income that resulted primarily from a $9.2 million reduction in operating costs between periods.
     Investing activities utilized cash of $2.0 million in nine months ended September 30, 2005 and $41.0 million in the nine months ended September 30, 2004. Net cash utilized by investing activities in the nine months ended September 30, 2005 includes $3.9 million in capital expenditures less $1.4 million in payments received on the promissory note receivable from Silvon Software, Inc. Net cash utilized by investing activities in the nine months ended September 30, 2004 includes $23.8 million in cash expended to purchase our corporate office facility, $13.6 million in cash expended to acquire Timera Texas, Inc. and $8.7 million in other capital expenditures less a $3.7 million acquisition breakup fee. All other variances between the nine months ended September 30, 2005 and the nine months ended September 30, 2004 are primarily due to normal maturing and reinvesting of marketable securities.
     Financing activities utilized cash of $7.2 million in the nine months ended September 30, 2005 and provided cash of $518,000 in the nine months ended September 30, 2004. Financing activities in the nine months ended September 30, 2005 also includes the repurchase of 747,500 shares of our common stock for $8.7 million. The activity in both periods includes proceeds from the issuance of common stock under our stock option plans.
     Changes in the currency exchange rates of our foreign operations had the effect of decreasing cash by $1.1 million and $36,000 in the nine months ended September 30, 2005 and 2004, respectively. The change in the nine months ended September 30, 2005 is due to the strengthening of the US Dollar against major foreign currencies including the British Pound, the Euro and the Japanese Yen. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the short-term foreign currency exchange exposure associated with foreign currency denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income, net, offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.
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
     Treasury Stock Repurchase Program. On February 15, 2005, our Board of Directors approved a program to repurchase from time to time at management’s discretion up to one million shares of the Company’s common stock on the open market or in private transactions until January 26, 2006 at prevailing market prices. The program was adopted as part of our revised approach to equity compensation, which will emphasize performance-based awards to employees and open market stock repurchases by the Company designed to mitigate or eliminate dilution from future employee and director equity-based incentives. The repurchase of shares under this program will result in a decrease to our working capital. Through September 30, 2005, we have repurchased a total of 747,500 shares of our common stock for $8.7 million under this program.
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
     We believe our cash and cash equivalents, investments in marketable securities, and net cash provided from operations will provide adequate liquidity to meet our normal operating requirements for the foreseeable future. We invest our excess cash in short-term, interest-bearing instruments that have a low risk of capital loss, such as U.S. government securities, commercial paper and corporate bonds, money market securities and auction rate securities. Commercial paper must be rated “1” by 2 of the 5 nationally recognized statistical rating organizations. Corporate bonds must be rated Aa2 or AA or better by Moody’s and S&P, respectively.
Critical Accounting Policies
     We have identified the policies below as critical to our business operations and the understanding of our results of operations. There have been no changes in our critical accounting policies during third quarter 2005. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
•	Accounts Receivable. Consistent with industry practice and to be competitive in the retail software marketplace, we typically provide installment payment terms on most software license sales. Software licenses are generally due in installments within twelve months from the date of delivery. Customers are reviewed for creditworthiness before we enter into a new arrangement that provides for software and/or a service element. We do not sell or ship our software, nor recognize any license revenue unless we believe that collection is probable in accordance with the requirements of paragraph 8 in Statement of Position 97-2, Software Revenue Recognition, as amended. For those customers who are not credit worthy, we generally require prepayment of the software license fee or a letter of credit before we will ship our software. We have a history of collecting software payments when they come due without providing refunds or concessions. Consulting services are generally billed bi-weekly and maintenance services are billed annually or monthly. If a customer becomes significantly delinquent or their credit deteriorates, we generally put the account on hold and do not recognize any further services revenue (and in most cases we withdraw support and/or our implementation staff) until the situation has been resolved.

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

•	Goodwill and Intangible Assets. Our business combinations typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we may incur. The determination of the value of such intangible assets and the annual impairment tests required by Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, requires management to make estimates of future revenues, customer retention rates and other assumptions that affect our consolidated financial statements.

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

We exercise significant judgment in determining our income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. In addition, we obtain an external review of our income tax provision by an independent tax advisor prior to the filing of our quarterly reports. Uncertainties arise as a consequence of the actual source of taxable income between domestic and foreign locations, the outcome of tax audits and the ultimate utilization of tax credits. Although we believe our estimates are reasonable, the final tax determination could differ from our recorded income tax provision and accruals. In such case, we would adjust the income tax provision in the period in which the facts that give rise to the revision become known. These adjustments could have a material impact on our income tax provision and our net income for that period.

•	Stock-Based Compensation. We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148). As permitted under SFAS No. 123, we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and account for stock-based compensation using the intrinsic-value method. Under the intrinsic-value method, no stock-based compensation expense is recorded as the exercise prices of the options are equal to the market value of the underlying common stock on the date of grant. We provided provide pro forma disclosure on a quarterly and annual basis of net income (loss) and net income (loss) per common share for stock option grants, as if the fair-value method defined in SFAS No. 123 had been applied.

The following table presents pro forma disclosures of net income (loss) and basic and diluted earnings (loss) per share as if stock-based compensation expense had been recognized during the three and nine month periods ended September 30, 2005 and 2004. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting. Stock-based compensation expense for 2004 has been adjusted to reflect the revised tax benefit available for incentive stock options generated at the time of exercise.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income — as reported	$3,749	$1,649	$8,035	$1,816
Less: stock-based compensation expense, net of related tax effects	67	(1,325)	(3,588)	(3,591)

Pro forma net income (loss)	$3,816	$324	$4,447	$(1,775)

Basic earnings per share — as reported	$.13	$.06	$.28	$.06
Diluted earnings per share — as reported	$.13	$.06	$.28	$.06
Basic earnings (loss) per share — pro forma	$.13	$.01	$.15	$(.06)
Diluted earnings (loss) per share — pro forma	$.13	$.01	$.15	$(.06)
New Accounting Guidance for Stock-Based Compensation. On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), Share Based Payment (“SFAS No. 123(R)”) which is a revision of SFAS No. 123, supersedes APB No. 25 and SFAS No. 148, and amends Statement of Financial Accounting Standard No. 95, Statement of Cash Flows (“SFAS No. 95”). Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123; however, SFAS No. 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) was initially required to be adopted in the next reporting period beginning after June 15,

2005. On April 14, 2005, the Securities and Exchange Commission (the “SEC”) adopted a rule that amends this compliance date to allow companies to implement SFAS No. 123(R) at the beginning of the first fiscal year beginning after June 15, 2005.
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
On March 29, 2005, the SEC issued Staff Accounting Bulletin Topic 14, “Share-Based Payment” (“SAB 107”). SAB 107, which becomes effective for public companies upon their adoption of SFAS No. 123(R), describes the SEC Staff’s views in determining the assumptions that underlie the fair value estimates and interaction of SFAS No. 123(R) with certain existing SEC guidance. We plan to adopt SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, however, with the adoption of our restricted stock program, we do not currently plan to grant incremental stock options in the future and none of the stock options that have been historically granted will result in a significant expense charge as they vested prior to the adoption of SFAS No. 123(R) (see Accelerated Vesting of Stock Options and 2005 Performance Incentive Plan). Had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings per share above and in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net cash flows from operating activities in periods after adoption. While we cannot estimate what those amounts will be in the future (because this would depend on, among other things, when employees exercise stock options), we have recognized $181,000 and $61,000 in the nine month periods ended September 30, 2005 and 2004, respectively, in operating cash flows for such excess tax deductions.
Accelerated Vesting of Stock Options. On February 15, 2005, the Compensation Committee of our Board of Directors (the “Committee”) approved the immediate vesting of all unvested stock options previously awarded to employees, officers and directors. The accelerated options were issued under our 1995 Stock Option Plan, 1996 Stock Option Plan, 1996 Outside Director Stock Option Plan and 1998 Non-statutory Stock Option Plan. The Committee made the decision to immediately vest these options based in part on the issuance of SFAS No. 123(R). The Committee also considered the reduced level of cash bonuses paid to employees and officers in 2004, the fact that there are no equity awards planned in 2005 other than for certain new hires, and recognized that the exercise of any accelerated options would bring cash into the Company. Absent the acceleration of these options, upon adoption of SFAS No. 123(R), we would have been required to recognize approximately $3.7 million in pre-tax compensation expense from these options over their remaining vesting terms. By vesting all previously unvested options, the stock-based compensation expense under SFAS No. 123 will only be reflected in our footnote disclosures. Further, we believe the future stock-based compensation expense to be recorded under SFAS No. 123(R) related to these options is significantly reduced and would be immaterial to our financial results. However, there can be no assurance that these actions will avoid the recognition of future compensation expense in connection with these options.
Employees, officers and directors will benefit from the accelerated vesting of their stock options in the event they terminate their employment with or service to the Company prior to the completion of the original vesting terms as they would have the ability to exercise certain options that would have otherwise been forfeited. No stock-based compensation expense will be recorded with respect to these options unless an employee, officer or director actually benefits from this modification. For those employees, officers and directors who do benefit from the accelerated vesting, we are required to record additional stock-based compensation expense equal to the intrinsic value of the option on the date of modification (i.e., February 15, 2005). The closing market price per share of our common stock on February 15, 2005 was $11.85 and the exercise prices of the approximately 1.4 million in unvested options on that date ranged from $8.50 to $28.20. Based on our historical employee turnover rates during the past three years and through third quarter 2005, we have revised our initial estimate of the potential additional stock-based compensation expense we may be required to record with respect to these options from $43,000 to approximately $80,000. We recorded approximately $43,000 of additional stock-based compensation expense during the nine month period ended September 30, 2005 with respect to these options.

2005 Performance Incentive Plan. On May 16, 2005, our stockholders approved a 2005 Performance Incentive Plan (“2005 Incentive Plan”). The 2005 Incentive Plan, which is intended to replace the Company’s existing 1996 Stock Option Plan, 1996 Outside Directors Stock Option Plan and 1998 Non-Statutory Stock Option Plan (collectively, our “Prior Plans”), provides for the issuance of up to 1,847,000 shares of common stock to employees, consultants and directors under stock purchase rights, stock bonuses, restricted stock, restricted stock units, performance awards, performance units and deferred compensation awards. The 2005 Incentive Plan contains certain restrictions that limit the number of shares that may be issued and cash awarded under each type of award, including a limitation that awards granted in any given year can be no more than one percent (1%) of the total number of shares of common stock outstanding as of the last day of the preceding fiscal year. Awards granted under the 2005 Incentive Plan will be in such form as the Compensation Committee of our Board of Directors shall from time to time establish and may or may not be subject to vesting conditions based on the satisfaction of service requirements, conditions, restrictions or performance criteria. We initially intend to make awards of restricted stock and restricted stock units based upon the Company’s achievement of operating goals — primarily net income targets. Should the Company successfully meet its targets, 50% of the awards will be immediately vested in the form of restricted stock, and the remaining 50% will take the form of restricted stock units that vest over a twenty-four month period. Subsequent net income targets will be increased based upon the cost of the prior year’s restricted stock awards. Restricted stock and restricted stock units may also be granted as a component of an incentive package offered to new employees or to existing employees based on performance or in connection with a promotion, and will generally vest over a three-year period, commencing at the date of grant. During the nine months ended September 30, 2005, we committed to grant approximately 63,000 restricted stock unit awards and have recorded related stock-based compensation expense of approximately $76,000 and deferred compensation of $699,000 which is included in the consolidated balance sheets as a separate component of stockholders’ equity. With the adoption of the 2005 Incentive Plan, the Prior Plans have been terminated except for those provisions necessary to administer the outstanding options, all of which are fully vested.

•	Derivative Instruments and Hedging Activities. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under SFAS No. 133. Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign denominated assets and liabilities. We recorded a foreign currency exchange loss of $90,000 in the three months ended September 30, 2005 and a foreign currency exchange gain of $36,000 in the three months ended September 30, 2004. We recorded a foreign currency exchange loss of $263,000 in the nine months ended September 30 2005 and a foreign currency exchange gain of $181,000 in the nine months ended September 30, 2004.
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
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No.3 (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 requires that changes in accounting principle be restrospectively applied. Retrospectively applied is defined as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. The correction of an error continues to be reported as a prior period adjustment by restating prior period financial statements as of the beginning of the first period presented. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Factors That May Affect Our Future Results or the Market Price of Our Stock
     We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2005 and for the three and nine months then ended contained elsewhere in this Form 10-Q.
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
Our Quarterly Operating Results May Fluctuate Significantly, Which Could Adversely Affect the Price of Our Stock.
     Our quarterly operating results have varied and are expected to continue to vary in the future. If our quarterly operating results fail to meet management’s or analysts’ expectations, the price of our stock could decline. Many factors may cause these fluctuations, including:
•	The difficulty of predicting demand for our software products and services, including the size and timing of individual contracts and our ability to recognize revenue with respect to contracts signed in the quarter, particularly with respect to our larger customers;

•	Changes in the length and complexity of our sales cycle;

•	Competitive pricing pressures and competitive success or failure on significant transactions;

•	Customer order deferrals resulting from the anticipation of new products, economic uncertainty, disappointing operating results by the customer, or otherwise;

•	The timing of new software product and technology introductions and enhancements to our software products or those of our competitors, and market acceptance of our new software products and technology;

•	Changes in the number, size or timing of new and renewal maintenance contracts or cancellations;

•	Changes in our operating expenses;

•	Changes in the mix of domestic and international revenues, or expansion or contraction of international operations;

•	Our ability to complete fixed price consulting contracts within budget;

•	Foreign currency exchange rate fluctuations;

•	Operational issues resulting from corporate reorganizations; and

•	Lower-than-anticipated utilization in our consulting services group as a result of reduced levels of software sales, reduced implementation times for our products, changes in the mix of demand for our software products, or other reasons.
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
Our Gross Margins May Vary Significantly or Decline.
     Because the gross margins on product revenues (software licenses and maintenance services) are significantly greater than the gross margins on consulting services revenue, our combined gross margin has fluctuated from quarter to quarter and it may continue to fluctuate significantly based on revenue mix. Demand for the implementation of products with longer implementation timeframes, specifically Merchandise Operations Systems and In-Store Systems, has been depressed for an extended period of time. Although we have seen indications in recent quarters that demand for Merchandise Operations Systems may be returning, we believe that overall demand continues to be greater for products that have a higher short term ROI and a lower total cost of ownership with less disruption to the underlying business of our customers. As a result, most of our current implementations are for our Strategic Merchandise Management Solutions that have shorter implementation timeframes. The decline in software sales of Merchandise Operations Systems and In-Store Systems continues to have a corollary negative impact on our service revenues as consulting services revenue typically lags the performance of software revenues by as much as one year. In addition, our gross margins on consulting services revenue vary significantly with the rates at which we utilize our consulting personnel, and as a result, our overall gross margins will be adversely affected when there is not enough work to keep our consultants busy. We may face some constraints on our ability to adjust consulting service headcount and expense to meet demand, due in part to our need to retain consulting personnel with sufficient skill sets to implement and maintain our full set of products.
We May Misjudge When Software Sales Will Be Realized.
     Software license revenues in any quarter depend substantially upon contracts signed and the related shipment of software in that quarter. It is therefore difficult for us to accurately predict software license revenues. Because of the timing of our sales, we typically recognize the substantial majority of our software license revenues in the last weeks or days of the quarter, and we may derive a significant portion of our quarterly software license revenues from a small number of relatively large sales. In addition, it is difficult to forecast the timing of large individual software license sales with a high degree of certainty due to the extended length of the sales cycle and the generally more complex contractual terms that may be associated with such licenses that could result in the deferral of some or all of the revenue to future periods. Accordingly, large individual sales have sometimes occurred in quarters subsequent to when we anticipated. Although our increased use of POC and Milestone licensing models may improve our ability to predict the timing of certain deals, we expect to experience continued difficulty in accurately forecasting the timing of deals. If we receive any significant cancellation or deferral of customer orders, or we are unable to conclude license negotiations by the end of a fiscal quarter, our operating results may be lower than anticipated. In addition, any weakening or uncertainty in the economy may make it more difficult for us to predict quarterly results in the future, and could negatively impact our business, operating results and financial condition for an indefinite period of time.
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
We Have Invested Heavily in Re-Writing Many of Our Products for the Microsoft .Net Platform.
     We are developing a series of enhancements and the next generation of JDA Portfolio products, PortfolioEnabled, based upon the .Net Platform that we believe will position us uniquely in the retail and collaborative solutions markets. We will continue to offer PortfolioEnabled applications that operate with other market accepted platforms such as Oracle and the IBM iSeries and, where appropriate, Java-based technology. Our goals are to ensure that our solutions offer: (i) increased ease of use, (ii) increased integration of business processes, (iii) reduced cost of ownership, (iv) faster implementation, and (v) faster return on investment. The initial PortfolioEnabled solutions may not offer every capability of their predecessor products but will offer other advantages such as an advanced technology platform, the ability of PRO to install on Unix/Oracle environments utilizing Microsoft .Net application services componentry with subsequent releases to include Microsoft SQL 2005, or other significant functional advantages such as “planning by attribute” capabilities in the enterprise planning solution. Further, the PortfolioEnabled products do offer some significant capabilities that go beyond the current generation products they are replacing, and as a result, we believe they offer features and functionality that will be competitive in the marketplace. Sales cycles to new customers tend to be more elongated than those to existing customers who already have contracts in place with us and prior experience with our products. We will continue selling the equivalent Portfolio Synchronized versions of these products until the new PortfolioEnabled solutions have achieved critical mass in the marketplace.
     We have begun the transition process to our new PortfolioEnabled solutions. We have reduced our level of product development expenditures in absolute dollars and as a percentage of revenues and are now focusing on the development of the PortfolioEnabled solutions while leveraging the most current release of the Portfolio Synchronized versions of our products. JDA Portfolio version 2005.1, the fourth synchronized release of our products, was released in first quarter 2005 and included enhancements to virtually all of our existing products that we believe will enable them to maintain their competitive edge. We released the first versions of the PortfolioEnabled solutions beginning with Portfolio Replenishment Optimization by E3 and Portfolio Knowledge Base in first quarter 2005. In second quarter 2005 we released Enterprise Planning by Arthur, a PortfolioEnabled solution that will ultimately replace certain of the Portfolio Planning Solutions by Arthur, including Merchandise Planning by Arthur and Assortment Planning by Arthur. The initial PortfolioEnabled applications are based primarily upon the .Net Platform; however, we will continue to offer PortfolioEnabled applications that operate with other market accepted platforms such as Oracle, the IBM iSeries platform where feasible, and where appropriate, Java-based technology. In addition, we will continue selling the equivalent Portfolio Synchronized versions of these products until the new PortfolioEnabled solutions have achieved critical mass in the marketplace. We also plan to develop new products as well as shared code components using the .Net Platform.

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
There Are Many Risks Associated with International Operations.
     International revenues represented 41% of our total revenues in the nine months ended September 30, 2005 as compared to 40% and 44% of total revenues in the years ended December 31, 2004 and 2003, respectively. If our international operations grow, we would need to recruit and hire a number of new consulting, sales and marketing and support personnel in the countries in which we have or will establish offices. Entry into new international markets typically requires the establishment of new marketing and distribution channels as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. In addition, the opening of a new office typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. If we are less successful in a new market than we expect, we may not be able to realize an adequate return on our initial investment and our operating results could suffer. If we have to downsize certain international operations, the costs to do so are typically much higher than downsizing costs in the United States, particularly in Europe. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, that we will be successful at hiring, training or retaining such personnel or that we can expand or contract our international operations in a timely, cost effective manner.

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
     Our Retail Enterprise Systems compete primarily with internally developed systems and other third-party developers such as AC Nielsen Corporation, Aldata Solutions, Connect3 Systems, Inc., Island Pacific, Inc., Manhattan Associates, Inc. (acquired Evant, Inc. on September 1, 2005), Manugistics Group, Inc., MicroStrategy Incorporated, NSB Retail Systems PLC, Oracle Corporation (acquired Retek, Inc. on April 12, 2005), SAP AG and SAS/Marketmax. In addition, new competitors may enter our markets and offer merchandise management systems that target the retail industry.
     The competition for our In-Store Systems is more fragmented than the competition for our Retail Enterprise Systems. We compete primarily with smaller point-of-sale focused companies such as CRS Business Computers, Kronos Incorporated, MICRO Systems, Inc., Radiant Systems, Inc., Retalix, Ltd., 360Commerce, Tomax Technologies, Workbrain, Inc., and Workplace Systems International. We also compete with other broad solution set providers such as NSB Retail Systems PLC, Oracle Corporation (acquired Retek, Inc. on April 12, 2005), and SAP AG (acquired Triversity, Inc. on September 19, 2005).
     Our current Collaborative Solutions compete primarily with products from AC Nielsen Corporation, i2 Technologies, Information Resources, Inc., Manhattan Associates, Inc. (acquired Evant, Inc. on September 1, 2005), Manugistics Group, Inc. and SAS/Marketmax.

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
     A few of our existing competitors, such as Oracle Corporation and SAP AG, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and other resources than we do, which could provide them with a significant competitive advantage over us. For example, we have encountered competitive situations with SAP AG where, in order to encourage customers to purchase licenses of its non-retail applications, they have offered to license at no charge certain of its retail software applications that compete with the JDA Portfolio products. With Oracle Corporation’s acquisition of Retek, we may have two large competitors willing to license their retail applications at no charge, which may result in a more difficult competitive environment for our competing products. In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the retail supply chain market. The enterprise software market is also consolidating and this may result in larger, new competitors with greater financial, technical and marketing resources than we possess. Such a consolidation could negatively impact our business. This consolidation trend is evidenced by Oracle Corporation’s acquisition of Retek, Inc. on April 12, 2005, and of ProfitLogic, Inc. on July 18, 2005, and SAP AG’s acquisition of Triversity, Inc. on September 19, 2005. Prior to its acquisition of Retek, Inc., Oracle Corporation did not compete with our retail specific products. We do not believe Oracle Corporation’s acquisition of Retek, Inc. will have any significant impact on our near-term strategy; however, it is difficult to estimate what effect this acquisition will ultimately have on our competitive environment. Because competitors such as Oracle Corporation and SAP AG have significantly greater resources than we possess, they may make it more difficult for us to grow through acquisition by outbidding us for potential acquisitions. We cannot guarantee that we will be able to compete successfully for customers or acquisition targets against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.
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

     There is also a risk that it may take several quarters for our consulting and support organizations to be fully trained and proficient on the new .Net technology platform and as a result, we may encounter difficulties implementing and supporting new products or versions of existing products based on the .Net Platform. In addition, we may be required to supplement our consulting and support organizations with .Net proficient resources from our product development teams to support early .Net implementations which could impact our development schedule for the release of additional .Net products. Significant problems implementing our software therefore, can cause delays or prevent us from collecting license fees for our software and can damage our ability to obtain new business. As a result of our aggressive management of the utilization of our consulting and support personnel, including recent headcount reductions undertaken in fourth quarter 2004 and the first half of 2005, we face the risk of constraints in our services offerings in the event of greater than anticipated licensing activity or more complex implementation projects.
Our Fixed-Price Service Contracts May Result In Losses.
     We offer a combination of software products, consulting and maintenance services to our customers. Historically, we have entered into service agreements with our customers that provide for consulting services on a “time and expenses” basis. We believe our competitors may be offering customers fixed-price service contracts in order to differentiate their product and service offerings. As a result, we are increasingly required during negotiations with customers to enter into fixed-price service contracts which link services payments, and occasionally software payments, to implementation milestones. Fixed bid consulting services work represented 15% of total consulting services revenue in the nine months ended September 30, 2005 as compared to 16% in 2004 and 15% in 2003. If we are unable to meet our contractual obligations under fixed-price contracts within our estimated cost structure, our operating results could suffer.
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
     There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that in the future third parties may claim that our current or potential future software solutions or we infringe on their intellectual property. We expect that software product developers and providers of e-commerce products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlap. Moreover, as software patents become more common, the likelihood increases that a patent holder will bring an infringement action against us, or against our customers, to whom we have indemnification obligations. There appears to be increase in the number of firms with patent portfolios whose primary business is to bring or threaten to bring patent infringement lawsuits in the hope of settling for royalty fees. In particular, we have noticed increased activity from such firms in the in-store systems area. In addition, we may find it necessary to initiate claims or litigation against third parties for infringement of our proprietary rights or to protect our trade secrets. Since we resell hardware, we may also become subject to claims from third parties that the hardware, or the combination of hardware and software, infringe their intellectual property. Although we may disclaim certain intellectual property representations to our customers, these disclaimers may not be sufficient to fully protect us against such claims. We may be more vulnerable to patent claims since we do not have any issued patents that we can assert defensively against a patent infringement claim. Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or license agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect on our business, operating results and financial condition.
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
     Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 41% of our total revenues in the nine months ended September 30, 2005 as compared to 40% and 44% of total revenues in the years ended December 31, 2004 and 2003 respectively. In addition, the identifiable net assets of our foreign operations totaled 21% of consolidated net assets at September 30, 2005, as compared to 19% at December 31, 2004. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in an unrealized foreign currency exchange loss of $699,000 in the nine months ended September 30, 2005 and an unrealized foreign currency exchange gain of $1.2 million in the nine months ended September 30, 2004.
     Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net working capital as of September 30, 2005 to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the September 30, 2005 rates would result in a currency translation loss of $2.4 million before tax. We use derivative financial instruments to manage this risk.
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
     At September 30, 2005, we had forward exchange contracts with a notional value of $7.2 million and an associated net forward contract receivable of $24,000. At December 31, 2004, we had forward exchange contracts with a notional value of $5.8 million and an associated net forward contract liability of $219,000. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We prepared sensitivity analyses of the impact of changes in foreign currency exchange rates on our forward exchange contracts at September 30, 2005. Based on the results of these analyses, a 10% increase in all foreign currency rates from the September 30, 2005 rates would result in a net forward contract liability of $288,000 that would offset the underlying currency translation loss on our net foreign assets. We recorded a foreign currency exchange loss of $263,000 in the nine months ended September 30 2005 and a foreign currency exchange gain of $181,000 in the nine months ended September 30, 2004.
     Interest rates. We invest our cash in a variety of financial instruments, including bank time deposits and variable and fixed rate obligations of the U.S. Government and its agencies, states, municipalities, commercial paper and corporate bonds. These investments are denominated in U.S. dollars. We classify all of our investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on our investments is reflected in our financial statements under the caption “Other income, net.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have suffered a decline in market value due to a change in interest rates. We hold our investment securities for purposes other than trading. The fair value of securities held at September 30, 2005 was $35.4 million, which is approximately the same as amortized cost, with interest rates generally ranging between 1% and 4%.
Item 4: Controls and Procedures
     During and subsequent to the reporting period, and under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that were in effect at the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on September 30, 2005 were effective to ensure that information required to be disclosed in our reports to be filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During second quarter 2005, we implemented a new financial management system which impacted substantially all of our financial processes. We believe the new system will significantly enhance the efficiency of our consolidation process and the preparation of the financial statements produced for management and external reporting. The new financial management system and the internal controls over financial reporting included in the application were tested prior to implementation and were determined to be operating effectively. Other than the implementation of the new financial management system and the additional internal controls over the computation of the quarterly income tax provision which are discussed below, there have been no significant changes in our internal controls over financial reporting, or to our knowledge, in other factors that could significantly affect these controls subsequent to September 30, 2005.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     A customer filed a breach of contract complaint against us on August 22, 2005 regarding one of several JDA products it previously purchased. The complaint alleges damages of approximately $2.8 million, plus costs. Although the outcome of litigation is inherently uncertain, we currently estimate the possible loss range to be between $0 and $1.4 million. The parties have committed in principle to attempt to settle the lawsuit by participating in mediation in fourth quarter 2005. If the dispute is not resolved through mediation, we intend to defend the lawsuit vigorously and to assert a counterclaim.
     We are involved in other legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not currently believe the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Not applicable
Item 3. Defaults Upon Senior Securities — Not applicable
Item 4. Submission of Matters to a Vote of Security Holders — Not applicable
Item 5. Other Information — Not applicable
Item 6. Exhibits — See Exhibit Index

JDA SOFTWARE GROUP, INC.
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDA SOFTWARE GROUP, INC.

Dated: November 9, 2005	By:	/s/ Kristen L. Magnuson
Kristen L. Magnuson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #		Description of Document

2.1**	—	Asset Purchase Agreement dated as of June 4, 1998, by and among JDA Software Group, Inc., JDA Software, Inc. and Comshare, Incorporated.

2.2##	—	Asset Purchase Agreement dated as of February 24, 2000, by and among JDA Software Group, Inc., Pricer AB, and Intactix International, Inc.

2.3###	—	Agreement and Plan of Reorganization dated as of September 7, 2001, by and among JDA Software Group, Inc., E3 Acquisition Corp., E3 Corporation and certain shareholders of E3 Corporation.

3.1####	—	Third Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated July 23, 2002.

3.2***	—	First Amended and Restated Bylaws of JDA Software Group, Inc.

4.1*	—	Specimen Common Stock Certificate of JDA Software Group, Inc.

10.1*(1)	—	Form of Indemnification Agreement.

10.2*(1)	—	1995 Stock Option Plan, as amended, and form of agreement thereunder.

10.3♦♦♦ (1)	—	1996 Stock Option Plan, as amended on March 28, 2003.

10.4*(1)	—	1996 Outside Directors Stock Option Plan and forms of agreement thereunder.

10.5♦♦♦ (1)	—	Executive Employment Agreement between James D. Armstrong and JDA Software Group, Inc. dated July 23, 2002, together with Amendment No. 1 effective August 1, 2003.

10.6♦♦♦ (1)	—	Executive Employment Agreement between Hamish N. Brewer and JDA Software Group, Inc. dated January 22, 2003, together with Amendment No. 1 effective August 1, 2003.

10.7 (1)####	—	Executive Employment Agreement between Kristen L. Magnuson and JDA Software Group, Inc. dated July 23, 2002.

10.8♦♦♦ (1)	—	1998 Nonstatutory Stock Option Plan, as amended on March 28, 2003.

10.9 †††† (1)	—	JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.10†	—	1999 Employee Stock Purchase Plan.

10.12**	—	Software License Agreement dated as of June 4, 1998 by and between Comshare, Incorporated and JDA Software, Inc.

10.13♦♦♦	—	Purchase Agreement between Opus Real Estate Arizona II, L.L.C. and JDA Software Group, Inc. dated February 5, 2004.

10.14♦♦♦ (2)	—	Value-Added Reseller License Agreement for Uniface Software between Compuware Corporation and JDA Software Group, Inc. dated April 1, 2000, together with Product Schedule No. One dated June 23, 2000, Product Schedule No. Two dated September 28, 2001, and Amendment to Product Schedule No. Two dated December 23, 2003.

10.15♦♦♦ (1)	—	JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 2004.

10.16♦♦♦♦ (1)	—	Non-Plan Stock Option Agreement between JDA Software Group, Inc. and William C. Keiper, dated March 4, 1999.

10.17***(1)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and Kristen L. Magnuson, amending certain stock options granted to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on September 11, 1997 and January 27, 1998.

10.18††(1)	—	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the From of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement).

10.19†††(1)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

Exhibit #		Description of Document

10.20♦(1)(3)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.21♦ (1)(3)	—	Form of Nonstatutory Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.22♦ (1) (4)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1995 Stock Option Plan.

10.23♦ (1)(5)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.24♦ (1)(6)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.25♦♦	—	Secured Loan Agreement between JDA Software Group, Inc. and Silvon Software, Inc. dated May 8, 2001, together with Secured Promissory Note and Security Agreement.

10.26#	—	Settlement Agreement and Release between JDA Software Group, Inc. and Silvon Software, Inc. dated November 30, 2004, together with Amended and Restated Secured Promissory Note and Amended and Restated Security Agreement.

10.27****	—	Second Amendment to Secured Loan Agreement between JDA Software Group, Inc. and Silvon Software, Inc. dated March 30, 2005, together with Second Amended and Restated Secured Promissory Note and Subordination Agreement between Silvon Software, Inc. and Michael J. Hennel, Patricia Hennel, Bridget Hennel and Frank Bunker.

10.28†††† (1)	—	Executive Employment Agreement between Christopher Koziol and JDA Software Group, Inc. dated June 13, 2005.

10.29▲ (1)	—	Restricted Stock Units Agreement between Christopher Koziol and JDA Software Group, Inc. dated November 3, 2005.

10.30▲ (1)	—	Form of Restricted Stock Unit Agreement to be used in connection with restricted stock units granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.31▲ (1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

14.1♦♦♦	—	Code of Business Conduct and Ethics.

21.1#	—	Subsidiaries of Registrant.

31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

**	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1998, as filed on June 19, 1998.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.

****	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, as filed on May 10, 2005.

†	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, as filed on August 19, 1999.

††	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998.

†††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed on November 13, 1998.

††††	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 16, 2005, as filed on June 20, 2005.

#	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed on March 15, 2005.

##	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2000, as filed on March 1, 2000.

###	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2001, as filed on September 21, 2001.

####	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 12, 2002.

♦	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.

♦♦	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, as filed on August 14, 2001.

♦♦♦	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004.

♦♦♦♦	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, as filed on May 10, 2004.

▲	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 28, 2005, as filed on November 3, 2005.

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(2)	Confidential treatment has been granted as to part of this exhibit.

(3)	Applies to James D. Armstrong.

(4)	Applies to Hamish N. Brewer and Gregory L. Morrison.

(5)	Applies to Hamish N. Brewer, Peter J. Charness, Gregory L. Morrison and David J. Tidmarsh.

(6)	Applies to Senior Executive Officers with the exception of James D. Armstrong and Kristen L. Magnuson.