Form 10-K
period 2005-12-31
JDA SOFTWARE GROUP INC
filed 2006-03-16
CIK 1006892

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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
Common Stock, $0.01 par value
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The approximate aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing sales price of such stock as reported by the NASDAQ Stock Market) on June 30, 2005 was $308,914,743. The number of shares of common stock, $0.01 par value per share, outstanding as of March 10, 2006 was 29,113,286.
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference

Portions of the Proxy Statement for the registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K	Items 10, 11, 12, 13 and 14 of Part III

      This Annual Report on Form 10-K contains forward-looking statements reflecting management’s current forecast of certain aspects of our future. It is based on current information that we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, numbers of personnel, strategic relationships with third parties, and strategy. The forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “intend,” “believe,” “should,” “would,” “could,” “anticipate” or other words that convey uncertainty of future events or outcomes. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Annual Report on Form 10-K, which you should read carefully. We would particularly refer you to Item 1A. “Risk Factors” for an extended discussion of the risks confronting our business. The forward-looking statements in this Annual Report on Form 10-K should be considered in the context of these risk factors. We disclaim any obligation to update information contained in any forward-looking statement.
PART I

Item 1.	Business
Overview
      We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, inventory transaction support, e-commerce, inventory optimization and replenishment, collaborative planning and forecasting, space and floor planning, and store operations requirements of the retail industry and its suppliers. Our solutions enable customers to manage and optimize their inventory flows throughout the demand chain to the consumer, and provide optimized labor scheduling for retail store operations. Our customers include over 4,900 of the world’s leading retail, consumer package goods (“CPG”) manufacturing and wholesale organizations. We believe we have the largest retail customer installed base for retail-specific systems, with approximately 1,400 retail customers in over 60 countries and more than 3,500 CPG manufacturers and wholesalers. Our customers include many of the world’s leading retail, CPG manufacturing and wholesale organizations including AEON Company Ltd., American Greetings Corporation, Anheuser-Busch Companies, Inc., Carrefour SA, Chevron Corporation, Circuit City Stores, Inc., Coles Myer Ltd., CVS Corporation, Dollar General Corporation, The Estee Lauder Companies, Inc., Grupo Elektra, S.A. de C.V., H. E. Butt Grocery Company, Kohl’s Corporation, Limited Brands, Inc., Meijer Stores, Mervyns LLC, Michaels Stores, Inc., The Neiman Marcus Group, Inc., PepsiCo, Inc., The Proctor & Gamble Company, Ripley Corporation and Tesco PLC. Our software solutions business is enhanced and supported by our retail and supplier specific professional services and education offerings.
      We market our JDA Portfolio software solutions to nearly 4,500 retailers worldwide with annual sales of $100 million or more. Approximately 1,400 of these potential retail customers own at least one of our products. Our acquisitions of the Arthur Retail Business Unit (“Arthur”), Intactix International, Inc. (“Intactix”), E3 Corporation (“E3”) and Vista Software Solutions, Inc. (“Vista”), expanded our client base to include more than 3,500 suppliers to the retail industry and added software applications that enable business-to-business collaborative planning, forecasting and replenishment and collaborative category management between retailers and their suppliers. These acquisitions, together with the investments we have made over the past few years to increase the scalability of our products, have enabled us to pursue emerging growth opportunities in the demand chain and further expand our target markets to include larger multi-national retail organizations and nearly 36,000 suppliers to the retail industry worldwide with annual sales of $100 million or more.
Market Background
      Retail organizations and their suppliers are facing increasing competition, fluctuating demand, evolving retail channels and increasing globalization. Sales are pressured and margins are compressed through intensified global competition and almost all companies are trying to achieve improved results with fewer people. As a result, retail organizations seek technology solutions to better manage their increasingly complex businesses, improve their operating efficiencies and financial performance, and strengthen their relationships with customers and suppliers.
      Companies in the retail market we serve have specific technology requirements to support and optimize their operations. We believe that general enterprise resource planning (“ERP”) solution providers have been unable to fully meet the demands of these organizations. Our retail and wholesale customers have typically invested a low proportion of their total revenues in technology. However, because the leaders in this industry have demonstrated an ability to achieve market advantage through effective use of specialized applications, we believe the requirement for all retailers to increase their investment in technology and adopt best practices has grown. Many of these companies have not yet replaced their customized legacy systems with packaged software solutions or are using solutions from vendors who are no longer financially viable, and as result, there is substantial opportunity in our targeted retail market. In addition, many of the companies in our targeted retail market do not utilize sophisticated optimization solutions.
      CPG manufacturing and wholesale organizations have historically invested heavily in manufacturing systems from other providers, however the investment in technology to support their sales operations has typically been limited. We continue to develop a solutions market with these organizations by providing applications that optimize their ability to sell to consumers through the retail channel and facilitate collaboration with retailers to improve inventory assortment, merchandising and availability at the point of sale.
JDA Solutions
      We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, inventory transaction support, e-commerce, inventory optimization and replenishment, collaborative planning and forecasting, space and floor planning, and store operations requirements of the retail industry and its suppliers. We also offer a wide range of retail specific professional services to help clients rapidly achieve the benefits of our solutions, including project management, system planning, design and implementation, custom configurations, training and support services.
      We organize our solutions into three business application domains supported by several shared technology components:

•	Strategic Demand Management Solutions (formerly Strategic Merchandise Management Solutions) that provide retailers and their suppliers with a comprehensive set of tools for planning, buying, supplying, promoting and analyzing inventory decisions throughout the demand chain.

•	Merchandise Operations Systems that provide retailers with corporate level merchandise management systems to manage their inventory, product mix, pricing and promotional execution, and enhance the productivity and accuracy of warehouse processes.

•	In-Store Systems that provide retailers with point-of-sale, workforce management, labor scheduling and back office applications to capture, analyze and transmit certain sales, store inventory and other operational information to corporate level merchandise operations and payroll systems using hand-held, radio frequency devices, point-of-sale workstations or dedicated workstations.
      We have invested heavily in our next generation PortfolioEnabled solutions that will eventually replace our existing offerings. As designed, the PortfolioEnabled solutions will provide customers with a series of new capabilities and bring together certain of the applications obtained in our acquisitions over the past eight years into a powerful integrated offering that we believe will deliver many compelling advantages (See “Our Product Strategy”). For a listing and description of our products, see “Products.”
JDA Business Segments
      Our business segments are organized around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry:

•	Retail Enterprise Systems. This business segment includes enterprise-wide solutions for retailers that rapidly collect, organize, distribute and analyze, and optimize information throughout an organization. Certain Strategic Demand Management Solutions and Merchandise Operations Systems are included in this business segment.

•	In-Store Systems. This business segment includes store-level solutions for retailers that enhance and facilitate the direct interaction of store-level personnel with customers and integrate store-level operations into the overall business processes of the organization.

•	Collaborative Solutions. This business segment includes solutions for CPG manufacturing and wholesale customers that facilitate business-to-business collaborative activities such as collaborative planning, forecasting and replenishment (“CPFR”), collaborative category management including collaborative space and assortment planning, and collaborative revenue management through trade funds management programs. Industry practices developed by retailers such as Wal*Mart, increasingly require CPG manufacturing and wholesale organizations to collaborate with other participants in the demand chain. While these companies have historically focused on technology to support their ability to manufacture and supply products, this new era of collaboration with retailers has created a requirement for new technology solutions that are designed to optimize sales of products to end consumers through the retail channel. Certain Strategic Demand Management Solutions are included in this business segment.

      We believe the combination of our software products and services provide our customers with proven return on investment (“ROI”) and the lowest total cost of ownership, and are designed to provide the following additional benefits:
      A Broad Set of Solutions for the Retail Demand Chain. We believe the JDA Portfolio is the broadest, most functional set of industry leading retail demand chain software solutions available to retailers and their suppliers. Integration costs often represent a significant expenditure for large enterprise systems. We offer integrated products and integration tools and services that reduce the overall effort required to deploy our solutions compared with many of our competitors. We also believe our broad solution suite encourages customers to adopt JDA Portfolio solutions as an internal standard for business applications, allowing them to simplify their technology partner relationships while reducing the overhead of managing multiple versions of products from disparate providers.
      Since 1996, we have invested more than $475 million in new product development and the acquisition of complementary products that have expanded the product offerings in each of our business segments and provided us with collaborative applications that address new vertical market opportunities with the CPG manufacturing and wholesale organizations that supply our traditional retail customers. We believe our strategy of expanding our product portfolio and increasing the scalability of our products has been a key element in attracting larger retail customers. We also believe this strategy has resulted in new customers licensing multiple products and has enhanced the back-selling opportunities in our customer base.
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
      Improved Inventory Management. JDA Portfolio solutions enable customers to continuously monitor and reduce inventory levels, achieve higher gross margins, improve their inventory turnover rates and more effectively manage their order and distribution processes. We provide retailers with tools for vendor analysis, stock status monitoring, sales capture and analysis, merchandise allocation and replenishment, purchase order management and distribution center inventory management.
      Enhanced Collaboration Between Retailers and Their Suppliers. Consumer markets are becoming increasingly competitive and a retailer’s advantage in this new environment is now defined by the efficiencies of their entire demand chain and not simply the efficiencies they are able to achieve within their own organizations. This new metric has given rise to the development of a new breed of solutions that enhance collaboration between retailers and their suppliers. We believe we have established a leading position in this evolving and rapidly growing market for software solutions. Our Collaborative Solutions allow retailers and their suppliers to plan and fulfill consumer demand through a complete suite of Strategic Demand Management Solutions that also enable trading partners to collaborate in planning, forecasting, replenishment, category management, assortment management and space planning decisions. We plan to extend our Strategic Demand Management Solutions to include Promotions Planning. As of December 31, 2005, there were more than 296 trading partners worldwide with an estimated annual trading volume of $4.9 billion who are live and fully operational on our Marketplace Replenishment CPFR solution.
      Disclosure of certain financial information regarding our business segments is included in our consolidated financial statements as of December 31, 2005 and 2004, and for each of the years in the three-year period ended December 31, 2005, which are included elsewhere herein.
Our Product Strategy
      We believe the breadth of the JDA Portfolio provides a unique solution offering to the retail industry and its suppliers. We have acquired several of the world’s leading point solution providers over the past eight years, including Arthur, Intactix and E3, which have complemented the core transaction management capabilities of our original solutions. Point solutions such as those acquired in these acquisitions enable customers to focus on their ROI by meeting specific business objectives with low overall implementation costs and effort to deploy. We believe our ability to offer point solutions has been a successful strategy and a key driver in many of our customers’ purchasing decisions over the past several years. We started to lay the foundation of our integrated PortfolioEnabled product strategy in 2002 when we implemented our Portfolio Synchronized approach of coordinating the timing of new product releases and incorporating fundamental technologies across applications.
      During 2005 we began the transition process to PortfolioEnabled solutions. The PortfolioEnabled solutions operate on a new advanced technology platform which distinguishes them from our previous generation of Portfolio Synchronized products. The first major versions of our PortfolioEnabled solutions were released in first quarter 2005 beginning with Portfolio Replenishment Optimization by E3 (“PRO”)and Portfolio Knowledge Base. In second quarter 2005 we released Enterprise Planning by Arthur (“Enterprise Planning”), a PortfolioEnabled solution that replaces certain of the Portfolio Planning Solutions by Arthur. The initial releases are based primarily upon the Microsoft .Net Platform. The PortfolioEnabled platform supports the Oracle and SQL server 2005 database platforms. We also provide solutions developed using J2EE Java technologies where advantageous, and we plan to support the IBM iSeries platform where feasible, and where appropriate. The PortfolioEnabled solutions will offer customers new and compelling advantages, although it will take multiple years to complete these offerings.
      We reduced our level of product development expenditures in absolute dollars and as a percentage of revenues in 2005 compared to 2004 by leveraging the most current release of the Portfolio Synchronized versions of our products. JDA Portfolio version 2005.1, the fourth synchronized release of our products, was released in first quarter 2005 and included enhancements to virtually all of our existing products that we believe will enable them to maintain their competitive edge. During 2006, we also plan to release JDA portfolio version 2006 that will include new releases of most of our Portfolio Synchronized products. We will continue selling the equivalent Portfolio Synchronized versions of our products over the next several years until the new PortfolioEnabled solutions have achieved critical mass in the marketplace.
      Benefits of the new PortfolioEnabled solutions include:

•	The ability to install PortfolioEnabled solutions together or separately over time. Either way, the PortfolioEnabled solutions will be able to interact and work together in a fundamentally integrated manner through the use of services oriented architectures (“SOA”).

•	The continued ability to deploy our solutions as point solutions. This will help ensure that our total cost of delivery of PortfolioEnabled solutions remains a competitive edge for JDA.

•	The fundamental integration of our PortfolioEnabled solutions that will enable us to offer new functional capabilities to our customers that support advanced business practices and processes thereby increasing the attractiveness of our solutions relative to existing competitors.

•	The ability to generate operational efficiencies at JDA through rationalization of our supported technologies as we migrate PortfolioEnabled solutions to SOA-based platforms built with either Microsoft .Net or J2EE Java.
      We believe the majority of Portfolio Synchronized products provide broad and deep functionality, and as a result, they compete effectively in the marketplace. During the transition to the PortfolioEnabled solutions we have developed the following strategies to maximize revenues:

•	The PortfolioEnabled products will be delivered as individual solutions that can be integrated with our Portfolio Synchronized products through an integration tool called Portfolio Integrator. This will allow our customers to migrate to the PortfolioEnabled solutions in phases over time.

•	Although the initial versions of PortfolioEnabled solutions may not offer all the capabilities of the Portfolio Synchronized products they will offer the advantages of an advanced technology platform and, as a result, we believe they will be able to compete effectively against most of our competitors. We have announced transition periods for the various Portfolio Synchronized products that generally range from five to ten years and we currently plan to discontinue sales on these products after that time.

•	Through our JDA Portfolio Investment Protection Program, customers that purchase Portfolio Synchronized versions of our products are provided with a right to like-for-like functionality in our new PortfolioEnabled solutions without additional license fees, subject to certain conditions including a requirement that the new solution has no more than minimal differences in price, features, and functionality from the existing products, and they have a current maintenance agreement on the Portfolio Synchronized version of the product. Additionally, we expect to be able to offer migration tools to our customers over time in order to minimize the effort required to upgrade to the PortfolioEnabled solutions.

      Customer Directed Development. We have established a Customer Directed Development (“CDD”) organization structure within our Customer Support Solutions group that is responsible for improving the speed and efficiency of the Company’s issue resolution, support and enhancements for maintenance customers. Certain of our JDA Portfolio products, such as Merchandise Operations Systems, require significant effort to upgrade. While we believe we have historically managed to keep the cost of upgrades below that of most of our competitors, it may take years before our existing customers are prepared to upgrade to the PortfolioEnabled solutions. CDD is designed to provide an innovative way to ensure that our existing customers continue to receive value from their JDA Portfolio products and maintenance agreements until they are ready to upgrade to the PortfolioEnabled solutions. CDD will take minor enhancement requests from our customer Special Interest Groups and provide packaged enhancements that can be used with multiple previous versions of the JDA Portfolio products. To date, JDA Portfolio products moved to CDD include among others: Merchandise Operations Systems, Win/DSS, Store Portals, Performance Analysis by IDEAS, Advanced Warehouse Replenishment by E3 and Advanced Store Replenishment by E3.
      JDA Technology Strategy. We entered into an agreement with Microsoft during 2004 that includes commitments from both Microsoft and JDA to support the development and marketing of certain of our PortfolioEnabled solutions developed using the .Net platform. We expect to be able to offer new lower cost of ownership models to our customers over time as we develop applications that support the Microsoft platform (Windows, .Net, SQL Server, etc). We also expect to be able to substantially differentiate our Company from most existing competitors by offering the PortfolioEnabled solutions on an SOA-based platform and reduced cost of ownership.
      The vision for PortfolioEnabled solutions includes a rationalization of our products in order to reduce the number of systems we maintain and the number of skill sets required of our associates. This evolution will take place gradually over the next few years and we expect this initiative to deliver steadily improving benefits to the productivity of the Company. A key aspect of our strategy is the creation of the Portfolio Framework on which PortfolioEnabled solutions will operate. This technology is shared by all PortfolioEnabled solutions. The services the Portfolio Framework provides will be required by all PortfolioEnabled solutions, e.g. user password and user session management. By developing this capability once, we believe the PortfolioEnabled solutions will be fully integrated and provide a consistent look and feel, simplified management and reduced implementation costs once the Portfolio Framework has been installed at a customer.
      We believe enterprise solution providers will increasingly be expected to provide component-based and SOA-based solution suites. We further believe that our ability to provide fully integrated solutions within a common technical framework will provide the Company with a significant advantage as many existing competitive offerings become outdated. We hope to gain market share through our PortfolioEnabled initiative as we believe many of our competitors may find it difficult to achieve a similar fundamental transition.
      Further, we are in the process of updating our In-Store Systems offering with new solutions based on the Java J2EE technology platform. This platform provides customers the flexibility to run our In-Store Systems across the wide variety of hardware devices (i.e., cash registers, hand-held scanners, etc.) typically used in an in-store environment. We believe this initiative will enable us to better leverage our existing assets and over time will increasingly differentiate the Company from most of our competitors in this market and position our In-Store Systems offering as a comprehensive enterprise solution. The total In-Store Systems solution provider strategy being developed in our Americas region includes:

•	JDA application software

•	JDA software implementation services

•	Education services

•	Software support services

•	Hardware, resold from original equipment manufacturers (“OEM”) and third party system software

•	Hardware installation and support services
      As of December 31, 2005, we had 289 employees on our product development staff, which does not include 16 developers who are developing enhancements through our CDD organization. In addition, during 2005 we entered into off-shore arrangements for technical development resources. We expect to continue the use of off-shore technical development resources in 2006. Our product development expenditures in 2005, 2004, and 2003 were $44.4 million, $52.8 million and $48.5 million, respectively, which represented 21%, 24%, and 23%, of total revenues, respectively and

31%, 38% and 37% of product revenues, respectively. We have also invested over $160 million in acquisitions of complementary products since 1998. In order to take advantage of certain efficiencies that the migration to the .Net and J2EE Java platforms offer, we consolidated the majority of our development operations at our corporate headquarters in Scottsdale, Arizona during 2003.
      During 2006 we intend to focus our product development efforts and investment on the accelerated delivery of a broader suite of PortfolioEnabled products. The goal of this strategy is to ensure that we are first to market with a comprehensive and integrated Strategic Demand Management offering that incorporates functionality from certain of our Strategic Demand Management Solutions including functionality for allocation and replenishment, planning and assortment, revenue management, space and category management and advance optimization. We plan to spend approximately $47 million on research and development in 2006.
Our Business Strategy
      Despite relatively flat revenue performance over the past two years, we believe our business strategy will deliver growth as the level of economic activity in our markets improves, the replacement cycles for Merchandise Operations Systems and In-Store Systems begins, and as our PortfolioEnabled solutions gain market acceptance. This strategy includes the following major elements for growth:

•	We will continue to invest in our next generation PortfolioEnabled products based on SOA-based technology. We believe this will differentiate us from many of our competitors and increase our market share as we bring these products to market.

•	We will continue to develop our Collaborative Solutions business segment. We believe we have established a leading position in this evolving and growing market for software solutions. We also believe this collaborative market could grow to become a substantial portion of our business. The Collaborative Solutions business segment remains a particular source of focus within our acquisition strategy.

•	We will focus on maximizing our market share in the replenishment cycle for Merchandise Operations Systems that appears to be emerging, particularly in the Tier 2 market (i.e., retailers with revenues of $100 million to $5 billion).

Products
      The following table provides a listing and description of our products. Portfolio Synchronized products constitute the JDA product suite prior to our PortfolioEnabled initiative. A synchronized version of these products has been released annually since 2002. JDA Portfolio version 2005.1, the fourth synchronized release of our products, was released in first quarter 2005 and included enhancements to virtually all of our existing products that will enable them to maintain their competitive edge. PortfolioEnabled products represent those solutions that have been developed and released through March 15, 2006 on new platforms that utilize a common shared technology framework.
Strategic Demand Management Solutions

Portfolio Synchronized Product(s)	PortfolioEnabled Product(s)	Description

• Advanced Warehouse Replenishment by E3 • Advanced Store Replenishment by E3 • Vendor Managed Inventory by E3 • Network Optimization by E3	• Portfolio Replenishment Optimization by E3 (released Q1-2005)	These products provide sophisticated forecasting and replenishment capabilities for both retailers and suppliers. They optimize the buying and distribution decisions of our customers and typically provide substantial ROI.

• Merchandise Planning by Arthur • Assortment Planning by Arthur • Performance Analysis by Arthur	• Enterprise Planning by Arthur (released Q2-2005)	These products provide merchandise, assortment, allocation and analysis planning capabilities for a business that enable the integration of strategic and operational planning processes throughout the enterprise.

• Space Management Solutions by Intactix		These solutions provide collaborative category and space management capabilities used by both retailers and their suppliers. They optimize the assortment selection of products across the retail channels and provide visual tools for managing the allocation of retail floor and shelf space.

• Trade Events Management • Marketing Expense Management • Advertising and Promotion Management • Portfolio Merchandise Management Pricing Module • Vista CPG	• Trade Events Management for Retail (released Q4-2004)	These revenue management solutions provide the tools necessary for the retailer, wholesalers and manufacturers to manage prices, advertising, deal management and promotions throughout the various markets served by their businesses.

Merchandise Operations Systems

Portfolio Synchronized Product(s)	PortfolioEnabled Product(s)	Description

• Portfolio Merchandise Management • Merchandise Management System		These products provide the tools necessary for a retailer to manage inventory throughout the retail supply chain.

In-Store Systems

Portfolio Synchronized Product(s)	PortfolioEnabled Product(s)	Description

• Win/DSS • Portfolio Point of Sale • Portfolio Back of Store		These products provide the essential tools necessary to operate a modern efficient retail store. They provide front office tilling functions as well as back office operations support for ordering, receiving, price execution and physical inventory.

• Customer Relationship Management • Customer Order Management		These solutions provide an enterprise wide capability for a retailer to manage customer data and execute customer loyalty programs.

• Portfolio Workforce Management		This solution provides and enterprise wide capability for a retailer or manufacturer to optimize the scheduling of staff within each location and across locations.

Shared Technology Components

Portfolio Synchronized Product(s)	PortfolioEnabled Product(s)	Description

	• Portfolio Knowledge Base (released Q1-2005)	This component provides a corporate level multi-dimensional data repository that allows all PortfolioEnabled applications to leverage large volumes of historical performance and forecast data.

	• Portfolio Registry (released Q1-2004)	This component provides the product information management capabilities required to support all PortfolioEnabled products. Registry also acts as the central repository for other data such as locations, suppliers, etc.

• Performance Analysis by IDEAS		These components provide enterprise analysis of historical performance information through advanced multi-dimensional presentation formats.

• Seasonal Profiling by Intellect • Channel Clustering by Intellect • Demand Planning by Intellect • Event Lift Forecasting by Intellect • Size Scaling by Intellect	• Size Scaling by Intellect (released Q3-2003)	These modular components provide the capability to optimize decisions through advanced scientific analysis of large volumes of data to produce statistically driven insights into customer, inventory and sales patterns.

Collaborative Specific Solutions

Portfolio Synchronized Product(s)	PortfolioEnabled Product(s)	Description

• JDA Marketplace.com		This solution is a portal that enables trading partners to easily navigate to collaborative solutions and partners via the Internet. In addition, JDAMarketplace.com provides educational insights and recent news for those interested in the collaborative space.

• Marketplace Replenishment		This solution is a web-based solution designed to deliver collaborative planning, forecasting and replenishment between retailers and their suppliers.

Portfolio Customer Support
      We offer Portfolio Customer Support services that include product maintenance, on-line support, and access to our Solution Centers via telephone and web interfaces. Our standard maintenance services agreement entitles customers to receive unspecified new product releases (exclusive of those that introduce significant new functionality), access to our Solution Centers, and comprehensive error diagnosis and correction. The annual fees for our standard maintenance services agreements generally range from 15% to 20% of the software license fee. Customers have the option of choosing maintenance service programs that extend hours of coverage, incorporate support for custom configurations, or provide special attention through periods of high activity or upgrade processing. We also offer enhanced support services that provide customers with difficult to find technical skills, such as database administration or with an outsource alternative to help desk and other information technology services. We have recently announced a new Platinum Support offering that includes 24 x 7 support for critical issues on certain of our products, annual strategic planning meetings, technical and functional health checks, and customized training. The vast majority of our customers have participated in one or more of our Portfolio Customer Support programs and we have a worldwide retention rate of approximately 95% in our installed customer base.
Portfolio Customer Services

•	Consulting. Our consulting services group consists of business consultants, systems analysts and technical personnel with extensive retail, manufacturing, and wholesale industry experience. The consulting services group assists our customers in all phases of systems implementation, including systems planning and design, customer-specific configuration of application modules, and on-site implementation or conversion from existing systems. We also offer a variety of post-implementation services designed to maximize our customers’ return on software investment, which include enhanced utilization reviews, business process optimization and executive strategic planning sessions. The “how to” sessions empower executives to access key management reports online instead of referring to spreadsheets. Our new Optimize on Demand service takes the basic Space Planning by Intactix solution and expands it into a strategic category management offering. Consulting services are generally billed bi-weekly on an hourly basis or pursuant to the terms of a fixed price contract. In addition, we augment our services on large-scale implementations and extensive business process re-engineering projects with third-party alliances, consulting firms and systems integrators. Our consulting engagements have typically taken between one month and one year for Retail Enterprise Systems, between four and eight months for In-Store Systems, and between one month and three months for Collaborative Solutions.

•	Training. We offer a comprehensive education and training program for our customers, associates and business partners through our Business Management Institute (“BMI”). BMI features a curriculum for each of our software solutions, prepaid training packages, and a full-time staff consisting of professional instructors and course developers. The BMI curriculum includes more than 135 courses that range from basic overviews, implementation and technical/developer classes to business process education and key topics and techniques for the supply chain. Courses are offered primarily at our in-house classroom facilities in Scottsdale, Atlanta, Bentonville, Chicago, Dallas, New York, London and Singapore, and through customized on-site classes. In addition, we offer

JDALearn, a web-based education alternative sold on a subscription basis, which provides online learning in areas such as replenishment and allocation, category management, space and floor planning, and merchandise planning. BMI has also developed a JDALearn Certification Track Program that provides users with defined curriculums and a bundled combination of instructor-led, web-based and virtual classroom experience that focuses on the industry role that bests suits their responsibilities. Role-based responsibilities include category management, space planning, merchandise planning, replenishment and allocation, host merchandising, Portfolio framework, revenue management and workforce management. In 2005, over 2,800 students attended BMI instructor-lead classes and nearly 8,000 students logged on to JDALearn web-based courses.

Customers
      Our customers include over 4,900 of the world’s leading retail, CPG manufacturing and wholesale organizations. We believe we have the largest retail customer installed base among our direct competitors for retail-specific systems, with approximately 1,400 retail customers in over 60 countries that own at least one of our products. JDA serves a diverse client base from specialty powerhouse chains with more than 5,000 retail stores and multi format food chains, to global consumer packaged goods manufacturers and hard goods distributors. Our software is capable of supporting our clients’ multi-channel operations, which may include brick-and-mortar stores, Internet, e-commerce, catalog and wholesale distribution. We market our software solutions to approximately 4,500 retailers worldwide with annual sales of $100 million or more. Our acquisitions of Arthur, Intactix, E3 and Vista expanded our client base to include more than 3,500 suppliers to the retail industry and added software applications that enable business-to-business CPFR and promotion management between retailers and their suppliers. These acquisitions, together with the investments we’ve made over the past five years to increase the scalability of our products, have enabled us to pursue emerging growth opportunities in the demand chain and further expand our target markets to include larger multi-national retail organizations and approximately 36,000 suppliers to the retail industry worldwide with annual sales of $100 million or more.
Sales and Marketing
      We market our products and services primarily through our direct sales force. The direct sales force for the Americas region is based in Scottsdale, Arizona with 13 additional regional sales and support offices across the United States, Canada and Latin America. Our international direct sales force is located in 12 sales and support offices in major cities throughout Europe, Asia, Australia, and Japan.
      Sales to new customers have historically required between three and nine months from generation of the sales lead to the execution of a software license agreement. Sales cycles are typically longer for larger dollar projects, large multi-national retail organizations and retailers in certain geographic regions. During the past two years, we have noted an increase in CEO and board-level approval requirements for larger dollar contracts that have lengthened the traditional time from lead generation to the execution of a software agreement. We believe our ability to offer a comprehensive portfolio of integrated software applications that can be installed independently or as a complete solution, has created increased back-selling opportunities to existing customers. As of December 31, 2005, our sales and marketing organization consisted of 94 employees in the Americas, 32 in Europe and 12 in Asia/Pacific. These totals include 42, 15 and 8 quota carrying sales representatives, respectively.
Competition
      We encounter competitive products from a different set of vendors in each of our primary product categories. We believe that while our markets are still subject to intense competition, the number of significant competitors in many of our application markets has decreased over the past five years. We believe the principal competitive factors in our markets are feature and functionality, product reputation and quality of referenceable accounts, vendor viability, retail and demand chain industry expertise, total solution cost, technology platform and quality of customer support.
      Our Retail Enterprise Systems compete primarily with internally developed systems and other third-party developers such as AC Nielsen Corporation, Aldata Solutions, Connect3 Systems, Inc., Island Pacific, Inc., Manhattan Associates, Inc. (acquired Evant, Inc. on September 1, 2005), Manugistics Group, Inc., MicroStrategy Incorporated, NSB Retail Systems PLC, Oracle Corporation (acquired Retek, Inc. on April 12, 2005), SAP AG and SAS/ Marketmax. None of these competitors has a full product suite that is directly comparable to the JDA Portfolio.
      The competition for our In-Store Systems is more fragmented than the competition for our Retail Enterprise Systems. We compete with a number of smaller point-of-sale focused companies such as CRS Business Computers,

Kronos Incorporated, MICRO Systems, Inc., Radiant Systems, Inc., Retalix, Ltd., Tomax Technologies, Workbrain, Inc., and Workplace Systems International. We also compete with other broad solution set providers such as NSB Retail Systems PLC, Oracle Corporation (acquired Retek, Inc. on April 12, 2005 and 360Commerce on January 13, 2006), and SAP AG (acquired Triversity, Inc. on September 19, 2005).
      Our current Collaborative Solutions compete primarily with products from AC Nielsen Corporation, Demantra, Inc., i2 Technologies, Information Resources, Inc., Logility, Inc., Manhattan Associates, Inc. (acquired Evant, Inc. on September 1, 2005), Manugistics Group, Inc., Oracle Corporation, SAS/ Marketmax and Vision Chain, Inc. As we continue to develop or acquire e-commerce products and expand our business in the Collaborative Solutions area, we may face potential competition from other business-to-business e-commerce application providers, including Ariba, Inc., Commercialware, Inc., Ecometry Corporation, Microsoft, Inc., and SAP AG.
      In the market for consulting services, we have pursued a strategy of forming informal working relationships with leading retail systems integrators such as IBM Global Services, Capgemini Group, Karabus Management, Kurt Salmon Associates, Lakewest Consulting and Retail Process Engineering LLC. These integrators, as well as independent consulting firms such as Accenture, CFT Consulting, SPL and ID Applications, also represent competition to our consulting services group. Moreover, because many of these consulting firms are involved in advising our prospective customers in the software selection process, they may successfully encourage a prospective customer to select software from a software company with whom they have a relationship. Examples of such relationships between consulting firms and software companies include the relationship between Oracle Corporation and Accenture.
      The enterprise software market continues to consolidate. Although the consolidation trend has resulted in fewer competitors in every significant product market we supply, it has also resulted in larger, new competitors with significantly greater financial, technical and marketing resources than we possess. This could create a significant competitive advantage over us and negatively impact our business. The consolidation trend is evidenced by Oracle Corporation’s (“Oracle”) acquisitions of Retek, Inc. (“Retek”) on April 12, 2005, of ProfitLogic, Inc. on July 18, 2005, and of 360Commerce on January 13, 2006; and by SAP AG’s acquisitions of Triversity, Inc. on September 19, 2005 and its pending acquisition of Khimetrics, Inc. Oracle did not compete with our retail specific products prior to its acquisition of Retek and although this acquisition has not significantly impacted our near-term strategy, it is difficult to estimate what effect this acquisition will ultimately have on our competitive environment. We have recently encountered competitive situations with Oracle in certain of our international markets where, in order to encourage customers to purchase their retail applications, we suspect they have offered to license their database applications at no charge. We have also encountered competitive situations with SAP AG where, in order to encourage customers to purchase licenses of its non-retail applications and gain retail market share, they have offered to license at no charge certain of its retail software applications that compete with the JDA Portfolio products. If large competitors such as Oracle and SAP AG and other large private companies are willing to license their retail and/or other applications at no charge it may result in a more difficult competitive environment for our products. In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the retail supply chain market. Because competitors such as Oracle Corporation and SAP AG have significantly greater resources than we possess, they could also make it more difficult for us to grow through acquisition by outbidding us for potential acquisition targets. We cannot guarantee that we will be able to compete successfully for customers or acquisition targets against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.
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

      We license and integrate technology from third parties in certain of our software products. For example, we license the Uniface client/server application development technology from Compuware, Inc. for use in Portfolio Merchandise Management, certain applications from Silvon Software, Inc. for use in Performance Analysis by IDEAS, IBM’s Net.commerce merchant server software for use in Customer Order Management, the Syncsort application for use in certain of the Portfolio Planning by Arthur products, and IBM’s Ascential Software integration tool. Our third party licenses generally require us to pay royalties and fulfill confidentiality obligations. We also resell Oracle database licenses. If we are unable to continue to license any of this third party software, or if the third party licensors do not adequately maintain or update their products, we would face delays in the releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our software products. These delays, if they occur, could harm our business, operating results and financial condition. It is also possible that intellectual property acquired from third parties through acquisitions, mergers, licenses or otherwise may not have been adequately protected, or infringes another parties intellectual property rights.
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
Employees
      As of December 31, 2005, we had 1,055 employees: 832 were based in the Americas region, 144 were based in Europe, and 79 were based in the Asia/ Pacific region. Of the total, 138 were engaged in sales and marketing, 311 were in consulting services, 175 were engaged in client support services, 289 were in product development, and 142 were in administrative functions. We believe that our relations with our employees are good. We have never had a work stoppage and none of our employees are subject to a collective bargaining agreement.
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
Item 1A.     Risk Factors
      We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition, results of operations or the market price of our stock. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2005 and for the year then ended contained elsewhere in this Form 10-K.
Our Stock Price Has Been And May Remain Volatile.
      The trading price of our common stock has in the past and may in the future be subject to wide fluctuations. In general, our stock price has declined when we achieve lower than anticipated operating results. Examples of factors that we believe have led to disappointing results include the following:

•	Cancelled or delayed purchasing decisions

•	Announcements of reduced visibility and increased uncertainty concerning future demand for our products;

•	Increased competition;

•	Elongated sales cycles;

•	A limited number of reference accounts with implementations in the early years of product release;

•	Certain design and stability issues in early versions of our products;

•	Lack of desired features and functionality in our products; and

•	Performance of other technology stocks or our industry.
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
Our Quarterly Operating Results May Fluctuate Significantly, Which Could Adversely Affect The Price Of Our Stock.
      In January 2006, we began providing quantitative guidance for the first time since 2002. Because of the difficulty in predicting the timing of particular sales within any one quarter, we are providing annual guidance only. Our actual quarterly operating results have varied in the past and are expected to continue to vary in the future. If our quarterly or annual operating results fail to meet management’s or analysts’ expectations, the price of our stock could decline. Many factors may cause these fluctuations, including:

•	The difficulty of predicting demand for our software products and services, including the size and timing of individual contracts and our ability to recognize revenue with respect to contracts signed in a given quarter, particularly with respect to our larger customers;

•	Changes in the length and complexity of our sales cycle;

•	Competitive pricing pressures and competitive success or failure on significant transactions;

•	Customer order deferrals resulting from the anticipation of new products, economic uncertainty, disappointing operating results by the customer, or otherwise;

•	The timing of new software product and technology introductions and enhancements to our software products or those of our competitors, and market acceptance of our new software products and technology;

•	Changes in the number, size or timing of new and renewal maintenance contracts or cancellations;

•	Changes in our operating expenses;

•	Changes in the mix of domestic and international revenues, or expansion or contraction of international operations;

•	Our ability to complete fixed price consulting contracts within budget;

•	Foreign currency exchange rate fluctuations;

•	Operational issues resulting from corporate reorganizations; and

•	Lower-than-anticipated utilization in our consulting services group as a result of increased competition, reduced levels of software sales, reduced implementation times for our products, changes in the mix of demand for our software products, or other reasons.
      Charges to earnings resulting from past or future acquisitions may also adversely affect our operating results. Under purchase accounting, we allocate the total purchase price to an acquired company’s net tangible assets, amortizable intangible assets and in-process research and development based on their fair values as of the date of the acquisition and record the excess of the purchase price over those fair values as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. As a result, any of the following or other factors could result in material charges that would adversely affect our results:

•	Loss on impairment of goodwill and/or other intangible assets;

•	Changes in the useful lives or the amortization of identifiable intangible assets and charges for stock-based compensation;

•	Accrual of newly identified pre-merger contingent liabilities, in which case the related charges could be required to be included in earnings in the period in which the accrual is determined to the extent it is identified subsequent to the finalization of the purchase price allocation; and

•	Charges to income to eliminate certain JDA pre-merger activities that duplicate those of the acquired company or to reduce our cost structure.
      We recorded a $9.7 million loss on impairment of goodwill in our In-Store Systems business segment in fourth quarter 2005. In addition we recorded impairment losses of $200,000 and $1.1 million in fourth quarter 2005 and 2004, respectively on the trademarks acquired from E3 Corporation.
We May Misjudge When Software Sales Will Be Realized.
      Software license revenues in any quarter depend substantially upon contracts signed and the related shipment of software in that quarter. It is therefore difficult for us to accurately predict software license revenues. Because of the timing of our sales, we typically recognize the substantial majority of our software license revenues in the last weeks or days of the quarter, and we may derive a significant portion of our quarterly software license revenues from a small number of relatively large sales. In addition, it is difficult to forecast the timing of large individual software license sales with a high degree of certainty due to the extended length of the sales cycle and the generally more complex contractual terms that may be associated with such licenses that could result in the deferral of some or all of the revenue to future periods. Accordingly, large individual sales have sometimes occurred in quarters subsequent to when we anticipated. Although our increased use of Proof of Concept (“POC”) and Milestone-Based (“Milestone”) licensing models may improve our ability to predict the timing of certain deals, they still represent a small percentage of our overall software license revenues and we expect to experience continued difficulty in accurately forecasting the timing of deals. If we receive any significant cancellation or deferral of customer orders, or we are unable to conclude license negotiations by the end of a fiscal quarter, our operating results may be lower than anticipated. In addition, any weakening or uncertainty in the economy may make it more difficult for us to predict quarterly results in the future, and could negatively impact our business, operating results and financial condition for an indefinite period of time.
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

Historically, developments associated with terrorist attacks on United States’ interests, continued violence in the Middle East, natural catastrophes or contagious diseases such as the Severe Acute Respiratory Syndrome (“SARS”) have resulted in economic, political and other uncertainties, and factors such as these could further adversely affect our revenue growth and operating results. If demand for our software and related services decrease, our revenues would decrease and our operating results would be adversely affected which, in turn, may cause our stock price to fall.
Our Gross Margins May Vary Significantly Or Decline.
      Because the gross margins on product revenues (software licenses and maintenance services) are significantly greater than the gross margins on consulting services revenue, our combined gross margin has fluctuated from quarter to quarter and it may continue to fluctuate significantly based on revenue mix. Demand for the implementation of products with longer implementation timeframes, specifically Merchandise Operations Systems and In-Store Systems, has been depressed for an extended period of time. Although we have seen indications in recent quarters that demand for Merchandise Operations Systems may be returning, we believe that overall demand continues to be greater for products that have a higher short term ROI and a lower total cost of ownership with less disruption to the underlying business of our customers. Most of our current implementations are for our Strategic Demand Management Solutions that have shorter implementation timeframes and most of the software demand in recent years has been for these products. Depressed sales of Merchandise Operations Systems and In-Store Systems continues to have a corollary negative impact on our service revenues as consulting services revenue typically lags the performance of software revenues by as much as one year. In addition, gross margins on consulting services revenue vary significantly with the rates at which we utilize our consulting personnel, and as a result, our overall gross margins will be adversely affected when there is not enough sufficient demand for our consulting services. We may face some constraints on our ability to adjust consulting service headcount and expense to meet demand, due in part to our need to retain consulting personnel with sufficient skill sets to implement and maintain our full set of products.
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
There May Be An Increase In Customer Bankruptcies Due To Weak Economic Conditions.
      We have in the past and may in the future be impacted by customer bankruptcies that occur in periods subsequent to the software license sale. During weak economic conditions there is an increased risk that certain of our customers will file bankruptcy. When our customers file bankruptcy, we may be required to forego collection of pre-petition amounts owed and to repay amounts remitted to us during the 90-day preference period preceding the filing. Accounts receivable balances related to pre-petition amounts may in certain of these instances be large due to extended payment terms for software license fees, and significant billings for consulting and implementation services on large projects. The bankruptcy laws, as well as the specific circumstances of each bankruptcy, may severely limit our ability to collect pre-petition amounts, and may force us to disgorge payments made during the 90-day preference period. We also face risk from international customers that file for bankruptcy protection in foreign jurisdictions, in that the application of foreign bankruptcy laws may be more difficult to predict. Although we believe that we have sufficient reserves to cover anticipated customer bankruptcies, there can be no assurance that such reserves will be adequate, and if they are not adequate, our business, operating results and financial condition would be adversely affected.
We Have Invested Heavily In Re-Writing Many Of Our Products For The Microsoft .Net Platform.
      We are developing our next generation PortfolioEnabled solutions based upon the Microsoft .Net Platform. The initial PortfolioEnabled solutions may not offer every capability of their predecessor products but will offer other advantages such as an advanced technology platform, the ability of PRO to install on Unix/ Oracle environments utilizing Microsoft .Net application services componentry with subsequent releases to include Microsoft SQL Server 2005, or other advantages such as “planning by attribute” capabilities in the enterprise planning solution. Further, the PortfolioEnabled products do offer some capabilities that go beyond the current generation products they are replacing, and as a result, we believe they offer features and functionality that will be competitive in the marketplace. Sales cycles to new customers tend to be more elongated than those to existing customers who already have contracts in place with us and prior experience with our products. We will continue selling the equivalent Portfolio Synchronized versions of these products until the new PortfolioEnabled solutions have achieved critical mass in the marketplace and the demand for the Portfolio Synchronized versions has diminished.
      The risks of our commitment to the .Net Platform include, but are not limited to, the following:

•	The possibility that it may be more difficult than we currently anticipate to develop our products for the .Net Platform, and we could incur costs in excess of our projections to complete the planned transition of our product suite;

•	The difficulty our sales organization may encounter in determining whether to propose the Portfolio Synchronized products or the next generation PortfolioEnabled products based on the .Net Platform to current or prospective customers;

•	The possibility that our .Net Platform beta customers will not become favorable reference sites;

•	Adequate scalability of the .Net Platform for our largest customers;

•	The possibility we may not complete the transition to the .Net Platform in the time frame we currently expect;

•	The ability of our development staff to learn how to efficiently and effectively develop products using the .Net Platform;

•	Our ability to transition our customer base onto the .Net Platform when it is available;

•	The possibility that it may take several quarters for our consulting and support organizations to be fully trained and proficient on this new technology and as a result, we may encounter difficulties implementing and supporting new products or versions of existing products based on the .Net Platform;

•	We may be required to supplement our consulting and support organizations with .Net proficient resources from our product development teams to support early .Net implementations which could impact our development schedule for the release of additional .Net products;

•	Microsoft’s ability to achieve market acceptance of the .Net platform;

•	Delays in Microsoft’s ability to commercially release necessary components for deployment of our applications; and

•	Microsoft’s continued commitment to enhancing and marketing the .Net and SQL Server 2005 platforms.
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
We Have Deployed Certain Of Our Software Products On A Limited Basis, And Have Not Yet Deployed Some Software Products That Are Important To Our Future Growth.
      Certain of our software products, including Portfolio Point of Sale, Portfolio Workforce Management, Portfolio Registry, Trade Events Management, PRO, Enterprise Planning and certain modules of Portfolio CRM and Intellect, have been commercially released within the last two years. The markets for these products are new and evolving, and we believe that retailers and their suppliers may be cautious in adopting new technologies. Consequently, we cannot predict the growth rate, if any, and size of the markets for our e-commerce products or that these markets will continue to develop. Potential and existing customers may find it difficult, or be unable, to successfully implement our e-commerce products, or may not purchase our products for a variety of reasons, including their inability or unwillingness to deploy sufficient internal personnel and computing resources for a successful implementation. In addition, we must overcome significant obstacles to successfully market our newer products, including limited experience of our sales and consulting personnel. If the markets for our newer products fail to develop, develop more slowly or differently than expected or become saturated with competitors, or if our products are not accepted in the marketplace or are technically flawed, our business, operating results and financial condition would be adversely affected.

It May Be Difficult To Identify, Adopt And Develop Product Architecture That Is Compatible With Emerging Industry Standards.
      The markets for our software products are characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. We continuously evaluate new technologies and when appropriate implement into our products advanced technology such as our current .Net Platform effort. However, if we fail in our product development efforts to accurately address in a timely manner, evolving industry standards, new technology advancements or important third-party interfaces or product architectures, sales of our products and services will suffer.
      Our software products can be licensed with a variety of popular industry standard platforms, and are authored in various development environments using different programming languages and underlying databases and architectures. There may be future or existing platforms that achieve popularity in the marketplace that may not be compatible with our software product design. Developing and maintaining consistent software product performance across various technology platforms could place a significant strain on our resources and software product release schedules, which could adversely affect our results of operations
We May Face Liability If Our Products Are Defective Or If We Make Errors Implementing Our Products.
      Our software products are highly complex and sophisticated. As a result, they may occasionally contain design defects or software errors that could be difficult to detect and correct. In addition, implementation of our products may involve customer-specific configuration by third parties or us, and may involve integration with systems developed by third parties. In particular, it is common for complex software programs, such as our UNIX/Oracle, .Net and e-commerce software products, to contain undetected errors when first released. They are discovered only after the product has been implemented and used over time with different computer systems and in a variety of applications and environments. Despite extensive testing, we have in the past discovered certain defects or errors in our products or custom configurations only after our software products have been used by many clients. For example, we will likely continue to experience undetected errors in our .Net applications as we begin to implement them at early adopter customer sites. In addition, our clients may occasionally experience difficulties integrating our products with other hardware or software in their environment that are unrelated to defects in our products. Such defects, errors or difficulties may cause future delays in product introductions, result in increased costs and diversion of development resources, require design modifications or impair customer satisfaction with our products.
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

      There is also a risk that it may take several quarters for our consulting and support organizations to be fully trained and proficient on the new .Net technology platform and as a result, we may encounter difficulties implementing and supporting new products or versions of existing products based on the .Net Platform. In addition, we may be required to supplement our consulting and support organizations with .Net proficient resources from our product development teams to support early ..Net implementations which could impact our development schedule for the release of additional .Net products. Significant problems implementing our software therefore, can cause delays or prevent us from collecting license fees for our software and can damage our ability to obtain new business. As a result of the headcount reductions taken in fourth quarter 2004 and the first half of 2005 to manage the utilization pressure from decreased demand for our services, we face the risk of constraints in our services offerings in the event of greater than anticipated licensing activity or more complex implementation projects.
Our Fixed-Price Service Contracts May Result In Losses.
      We offer a combination of software products, consulting and maintenance services to our customers. Historically, we have entered into service agreements with our customers that provide for consulting services on a “time and expenses” basis. We believe our competitors may be offering fixed-price service contracts to potential customers in order to differentiate their product and service offerings. As a result, we may be required during negotiations with customers to enter into fixed-price service contracts which link services payments, and occasionally software payments, to implementation milestones. Fixed bid consulting services work represented 14% of total consulting services revenue in 2005 as compared to 16% in 2004 and 15% in 2003. If we are unable to meet our contractual obligations under fixed-price contracts within our estimated cost structure, our operating results could suffer.
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
      There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that in the future third parties may claim that our current or potential future software solutions or we infringe on their intellectual property. We expect that software product developers and providers of e-commerce products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlap. Moreover, as software patents become more common, the likelihood increases that a patent holder will bring an infringement action against us, or against our customers, to whom we have indemnification obligations. There appears to be an increase in the number of firms with patent portfolios whose primary business is to bring or threaten to bring patent infringement lawsuits in the hope of settling for royalty fees. In particular, we have noticed increased activity from such firms in the in-store systems area. In addition, we may find it necessary to initiate claims or litigation against third parties for infringement of our proprietary rights or to protect our trade secrets. Since we resell hardware, we may also become subject to claims from third parties that the hardware, or the combination of hardware and software, infringe their intellectual property. Although we may disclaim certain intellectual property representations to our customers, these disclaimers may not be sufficient to fully protect us against such claims. We may be more vulnerable to patent claims since we do not have any issued patents that we can assert defensively against a patent infringement claim. Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or license agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect on our business, operating results and financial condition.

If We Lose Access To Critical Third-Party Software Or Technology, Our Costs Could Increase And The Introduction Of New Products And Product Enhancements Could Be Delayed, Potentially Hurting Our Competitive Position.
      We license and integrate technology from third parties in certain of our software products. For example, we license the Uniface client/server application development technology from Compuware, Inc. for use in Portfolio Merchandise Management, certain applications from Silvon Software, Inc. for use in Performance Analysis by IDEAS, IBM’s Net.commerce merchant server software for use in Customer Order Management, the Syncsort application for use in certain of the Portfolio Planning by Arthur products, and IBM’s Ascential Software integration tool. Our third party licenses generally require us to pay royalties and fulfill confidentiality obligations. We also resell Oracle database licenses. If we are unable to continue to license any of this third party software, or if the third party licensors do not adequately maintain or update their products, we would face delays in the releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our software products. These delays, if they occur, could harm our business, operating results and financial condition. It is also possible that intellectual property acquired from third parties through acquisitions, mergers, licenses or otherwise may not have been adequately protected, or infringes another parties intellectual property rights.
We May Face Difficulties In Our Highly Competitive Markets.
      We encounter competitive products from a different set of vendors in each of our primary product categories. We believe that while our markets are still subject to intense competition, the number of significant competitors in many of our application markets has decreased over the past five years. We believe the principal competitive factors in our markets are feature and functionality, product reputation and quality of referenceable accounts, vendor viability, retail and demand chain industry expertise, total solution cost, technology platform and quality of customer support.
      The enterprise software market continues to consolidate. Although the consolidation trend has resulted in fewer competitors in every significant product market we supply, it has also resulted in larger, new competitors with significantly greater financial, technical and marketing resources than we possess. This could create a significant competitive advantage over us and negatively impact our business. The consolidation trend is evidenced by Oracle’s acquisitions of Retek on April 12, 2005, of ProfitLogic, Inc. on July 18, 2005, and of 360Commerce on January 13, 2006; and by SAP AG’s acquisitions of Triversity, Inc. on September 19, 2005 and its pending acquisition of Khimetrics, Inc. Oracle did not compete with our retail specific products prior to its acquisition of Retek and although this acquisition has not significantly impacted our near-term strategy, it is difficult to estimate what effect this acquisition will ultimately have on our competitive environment. We have recently encountered competitive situations with Oracle in certain of our international markets where, in order to encourage customers to purchase their retail applications, we suspect they have offered to license their database applications at no charge. We have also encountered competitive situations with SAP AG where, in order to encourage customers to purchase licenses of its non-retail applications and gain retail market share, they have offered to license at no charge certain of its retail software applications that compete with the JDA Portfolio products. If large competitors such as Oracle and SAP AG and other large private companies are willing to license their retail and/or other applications at no charge it may result in a more difficult competitive environment for our products. In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the retail supply chain market. Because competitors such as Oracle and SAP AG have significantly greater resources than we possess, they could also make it more difficult for us to grow through acquisition by outbidding us for potential acquisition targets. We cannot guarantee that we will be able to compete successfully for customers or acquisition targets against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.
We Are Dependent Upon The Retail Industry.
      Historically, we have derived over 75% of our revenues from the license of software products and the performance of related services to retail customers, and our future growth is critically dependent on increased sales to retail customers. The success of our customers is directly linked to general economic conditions as well as those of the retail industry. In addition, we believe that the licensing of certain of our software products involves a large capital expenditure, which is often accompanied by large-scale hardware purchases or other capital commitments. As a result, demand for our products and services could decline in the event of instability or potential downturns.
      We believe the retail industry has remained cautious with their level of investment in information technology during the uncertain economic cycle of the last few years. We remain concerned about weak and uncertain economic conditions, industry consolidation and the disappointing results of retailers in certain of our geographic regions. The retail industry will be negatively impacted if weak economic conditions or geopolitical concerns persist for an extended period of time. Weak and uncertain economic conditions have in the past, and may in the future, negatively impact our revenues, including a potential deterioration of our maintenance revenue base as customers look to reduce their costs, elongate our selling cycles, and delay, suspend or reduce the demand for our products. As a result, it is difficult in the current economic environment to predict exactly when specific software licenses will close within a six to nine month time frame. In addition, weak and uncertain economic conditions could impair our customers’ ability to pay for our products or services. Any of these factors could adversely impact our business, quarterly or annual operating results and financial condition.
There Are Many Risks Associated With International Operations.
      International revenues represented 41% of our total revenues in 2005 as compared to 40% and 44% of total revenues in 2004 and 2003, respectively. If our international operations grow, we may need to recruit and hire new consulting, sales and marketing and support personnel in the countries in which we have or will establish offices. Entry into new international markets typically requires the establishment of new marketing and distribution channels as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. In addition, the opening of a new office typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. If we are less successful in a new market than we expect, we may not be able to realize an adequate return on our initial investment and our operating results could suffer. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, that we will be successful at hiring, training or retaining such personnel or that we can expand or contract our international operations in a timely, cost effective manner. If we have to downsize certain international operations, the costs to do so are typically much higher than downsizing costs in the United States, particularly in Europe.
      Our international business operations are subject to risks associated with international activities, including:

•	Currency fluctuations;

•	Higher operating costs due to local laws or regulations;

•	Unexpected changes in employment and other regulatory requirements;

•	Tariffs and other trade barriers;

•	Costs and risks of localizing products for foreign countries;

•	Longer accounts receivable payment cycles in certain countries;

•	Potentially negative tax consequences;

•	Difficulties in staffing and managing geographically disparate operations;

•	Greater difficulty in safeguarding intellectual property, licensing and other trade restrictions;

•	Ability to negotiate and have enforced favorable contract provisions;

•	Repatriation of earnings;

•	The burdens of complying with a wide variety of foreign laws;

•	Anti-American sentiment due to the war with Iraq, and other American policies that may be unpopular in certain regions;

•	The effects of regional and global infectious diseases;

•	The challenges of finding qualified management for our international operations; and

•	General economic conditions in international markets.
      Consulting services associated with certain international software licenses typically have lower gross margins than those achieved domestically due to generally lower billing rates and/or higher labor costs in certain of our international markets. Accordingly, any significant growth in our international operations may result in declines in gross margins on consulting services. We expect that an increasing portion of our international software license, consulting services and maintenance services revenues will be denominated in foreign currencies, subjecting us to fluctuations in foreign currency exchange rates. If we expand our international operations, exposures to gains and losses on foreign currency transactions may increase. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations. We cannot guarantee that any currency exchange strategy would be successful in avoiding exchange-related losses. In addition, revenues earned in various countries where we do business may be subject to taxation by more than one jurisdiction, which would reduce our earnings.
Impact Of Substantial Cash Bids When Competing For Acquisition Opportunities
      We continue to focus our acquisition strategy on larger companies. However, we may increasingly compete for acquisitions with companies that have significantly greater cash resources. These companies are able to make substantial all cash offers to acquisition targets. Because of the volatility of our stock price, it may be difficult for us to compete for large acquisitions where there are competing all cash offers and our offer price includes our stock. If we are unable to successfully compete for larger acquisitions, our ability to achieve growth through acquisitions will be adversely affected.
We May Have Difficulty Integrating Acquisitions.
      We continually evaluate potential acquisitions of complementary businesses, products and technologies, including those that are significant in size and scope. In pursuit of our strategy to acquire complementary products, we have completed nine acquisitions over the past eight years including the Arthur Retail Business Unit in June 1998, Intactix International, Inc. in April 2000, E3 Corporation in September 2001, and substantially all the assets of Timera Texas, Inc. in January 2004. The E3 acquisition was our largest to date, and involved the integration of E3’s products and operations in 12 countries. The risks we commonly encounter in acquisitions include:

•	We may have difficulty assimilating the operations and personnel of the acquired company;

•	The challenge to integrate new products and technologies into our sales and marketing process, particularly in the case of smaller acquisitions;

•	We may have difficulty effectively integrating the acquired technologies or products with our current products and technologies;

•	Our ongoing business may be disrupted by transition and integration issues;

•	We may not be able to retain key technical and managerial personnel from the acquired business;

•	We may be unable to achieve the financial and strategic goals for the acquired and combined businesses;

•	We may have difficulty in maintaining controls, procedures and policies during the transition and integration;

•	Our relationships with partner companies or third-party providers of technology or products could be adversely affected;

•	Our relationships with employees and customers could be impaired;

•	Our due diligence process may fail to identify significant issues with product quality, product architecture, legal or tax contingencies, and product development, among other things;

•	We may be subject to as a successor, certain liabilities of our acquisition targets; and

•	We may be required to sustain significant exit or impairment charges if products acquired in business combinations are unsuccessful.
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

We May Have Difficulty Attracting And Retaining Skilled Personnel.
      Our success is heavily dependent upon our ability to attract, hire, train, retain and motivate skilled personnel, including sales and marketing representatives, qualified software engineers involved in ongoing product development, and consulting personnel who assist in the implementation of our products and services. The market for such individuals is competitive. For example, it has been particularly difficult to attract and retain product development personnel experienced in the Microsoft .Net Platform since the .Net Platform is a new and evolving technology. Given the critical roles of our sales, product development and consulting staffs, our inability to recruit successfully or any significant loss of key personnel would adversely affect us. A high level of employee mobility and aggressive recruiting of skilled personnel characterize the software industry. It may be particularly difficult to retain or compete for skilled personnel against larger, better known software companies. For example, Google Inc. has announced it intends to open a research and development center in the Phoenix area. We cannot guarantee that we will be able to retain our current personnel, attract and retain other highly qualified technical and managerial personnel in the future, or be able to assimilate the employees from any acquired businesses. We will continue to adjust the size and composition of our workforce to match the different product and geographic demand cycles. If we were unable to attract and retain the necessary technical and managerial personnel, or assimilate the employees from any acquired businesses, our business, operating results and financial condition would be adversely affected.
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

Item 1B.	Unresolved Staff Comments — None

Item 2.	Properties
      In February 2004, we purchased our 136,000 square foot corporate office facility in Scottsdale, Arizona for $23.8 million in cash. The purchase included the corporate office building, a new two-story parking garage, and approximately 8.8 acres of land upon which these structures are located. We currently occupy approximately 121,000 square feet of the facility. The remaining space is leased to two tenants under initial lease terms from three to five years. The corporate office is used for certain of our sales, marketing, consulting, customer support, training, and product development functions, as well as executive and administrative functions. Prior to the purchase, we leased approximately 121,000 square feet in this facility under an operating lease with an initial term of ten years and a scheduled monthly lease payment of approximately $135,000 from April 1999 through March 2004. We also own approximately 15,000 square feet of office space in the United Kingdom. In April 2003, we sold a freestanding 5,000 square foot office facility in the United Kingdom for approximately $1.6 million and realized a gain of $639,000.
      We lease office space in the Americas for 13 regional sales and support offices across the United States, Canada and Latin America, and for 11 international sales and support offices located in major cities throughout Europe, Asia, Australia, and Japan. The leases are primarily non-cancelable operating leases with initial terms ranging from 12 months to 120 months that expire at various dates through the year 2012. None of the leases contain contingent rental payments; however, certain of the leases contain insignificant scheduled rent increases and renewal options. We expect that in the normal course of business some or all of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. We believe our existing facilities are adequate for our current needs and for the foreseeable future.

Item 3.	Legal Proceedings
      A customer filed a breach of contract complaint against us on August 22, 2005 regarding one of several JDA products it previously purchased. The complaint alleged damages of approximately $2.8 million, plus costs. The parties settled the lawsuit in a mediation proceeding in fourth quarter 2005 for an amount within our estimated loss range of $0 to $1.4 million. The settlement did not have a significant impact on our financial results.
      We are involved in other legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not currently believe the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders — None during fourth quarter 2005.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
      Our common stock trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol “JDAS.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock for the two most recent fiscal years as reported on NASDAQ.

Year Ended 2005	High	Low

1st Quarter	$14.74	$10.74

2nd Quarter	14.37	9.89

3rd Quarter	16.54	11.27

4th Quarter	17.14	13.85

Year Ended 2004	High	Low

1st Quarter	$18.25	$13.01

2nd Quarter	15.86	11.03

3rd Quarter	13.35	9.53

4th Quarter	14.76	10.62
      On March 10, 2006, the closing sale price for our common stock was $15.04 per share. On this date, there were approximately 220 holders of record of our common stock. This figure does not reflect what we believe are more than 4,000 beneficial stockholders whose shares are held in nominee names by brokers and other institutions. We have never declared or paid any cash dividend on our common stock. Since we presently intend to retain future earnings to finance the growth and development of our business, we do not anticipate paying cash dividends on our common stock in the foreseeable future.
      See Item 1A for a discussion of factors which have and may continue to impact our operating results and adversely affect the market price of our common stock.
      See Item 12 for information regarding securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data
      The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. The selected consolidated financial data presented below under the captions “Consolidated Statement of Income Data” and “Consolidated Balance Sheet Data” for, and as of the end of, each of the years in the five-year period ended December 31, 2005, are derived from the consolidated financial statements of JDA Software Group, Inc. The consolidated financial statements as of December 31, 2005 and 2004, and for each of the years in the three-year period ended December 31, 2005, together with the report of the independent registered public accounting firm, are included elsewhere herein.
Consolidated Statement of Income Data:

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands except per share data)

REVENUES:

Software licenses	$58,508	$59,211	$59,283	$66,625	$71,220

Maintenance services	86,417	80,240	71,111	57,570	40,568

Product revenues	144,925	139,451	130,394	124,195	111,788

Consulting services	64,901	71,251	70,167	87,608	95,124

Reimbursed expenses	5,997	6,172	6,858	7,652	6,904

Service revenues	70,898	77,423	77,025	95,260	102,028

Total revenues	215,823	216,874	207,419	219,455	213,816

COST OF REVENUES:

Cost of software licenses	1,638	2,191	1,315	2,035	2,376

Amortization of acquired software technology	5,009	5,158	4,518	4,247	2,971

Cost of maintenance services	22,700	19,975	17,373	14,292	11,159

Cost of product revenues	29,347	27,324	23,206	20,574	16,506

Cost of consulting services	50,882	53,229	58,233	63,837	69,953

Reimbursed expenses	5,997	6,172	6,858	7,652	6,904

Cost of service revenues	56,879	59,401	65,091	71,489	76,857

Total cost of revenues	86,226	86,725	88,297	92,063	93,363

GROSS PROFIT	129,597	130,149	119,122	127,392	120,453

OPERATING EXPENSES:

Product development	44,351	52,800	48,529	41,819	34,406

Sales and marketing	40,386	45,608	41,612	39,941	37,998

General and administrative	27,071	24,922	23,473	26,978	27,099

Amortization of intangibles	3,572	3,388	3,067	2,849	5,526

Restructuring charges and adjustments to acquisition-related reserves	2,439	6,105	—	6,287	985

Loss on impairment of goodwill	9,713	—	—	—	—

Loss on impairment of trademarks	200	1,100	—	—	—

Relocation costs to consolidate development and support activities	—	—	1,794	452	—

Purchased in-process research and development	—	—	—	800	2,361

Gain on sale of office facility	—	—	(639)	—	—

Total operating expenses	127,732	133,923	117,836	119,126	108,375

OPERATING INCOME (LOSS)	1,865	(3,774)	1,286	8,266	12,078

Net gain on acquisition breakup fee	—	1,200	—	—	—

Other income	2,637	2,130	1,347	1,700	2,671

INCOME (LOSS) BEFORE INCOME TAXES	4,502	(444)	2,633	9,966	14,749

Income tax provision (benefit)	(2,458)	(2,453)	(17)	1,036	5,101

NET INCOME	$6,960	$2,009	$2,650	$8,930	$9,648

BASIC EARNINGS PER SHARE	$.24	$.07	$.09	$.32	$.38

DILUTED EARNINGS PER SHARE	$.24	$.07	$.09	$.31	$.37

SHARES USED TO COMPUTE:

Basic earnings per share	28,825	29,072	28,645	28,047	25,316

Diluted earnings per share	29,290	29,494	29,104	29,074	25,757

Consolidated Balance Sheet Data:

	December 31,

	2005	2004	2003	2002	2001

	(In thousands)

Cash and cash equivalents	$71,035	$61,344	$77,464	$71,065	$51,865

Marketable securities	40,472	35,778	37,266	30,790	12,140

Working capital	119,032	94,820	126,045	120,956	93,094

Total assets	330,572	332,567	320,625	315,054	288,642

Long-term liabilities(1)	—	—	—	4,980	10,810

Stockholders’ equity(2)	281,966	276,185	269,789	256,766	224,450

(1)	Deferred tax liability.

(2)	We have never declared or paid a cash dividend on our common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, inventory transaction support, e-commerce, inventory optimization and replenishment, collaborative planning and forecasting, space and floor planning, and store operations requirements of the retail industry and its suppliers. Our solutions enable customers to manage and optimize their inventory flows throughout the demand chain to the consumer, and provide optimized labor scheduling for retail store operations. Our customers include over 4,900 of the world’s leading retail, CPG manufacturing and wholesale organizations. We also offer maintenance services to our software customers, and enhance and support our software business by offering implementation and other services that are designed to enable our clients to rapidly achieve the benefits of our solutions. These services include project management, system planning, system design and implementation, custom configurations, and training services. Demand for our implementation services is driven by, and often trails, sales of our software products. Consulting services revenues are generally somewhat more predictable but generate significantly lower gross margins than software license revenues.
Significant Trends and Developments in Our Business
      Outlook for 2006. Software license sales in fourth quarter 2005 were below our expectations primarily due to a number of transactions that did not close as expected during the fourth quarter. We do not believe these delays are indicative of a fundamental change in our competitive position in the market and we expect to close a significant number of these transactions in 2006. We closed 100 transactions during fourth quarter 2005, including three large software license deals in excess of $1.0 million, and among the transactions we had included in our pipeline for fourth quarter of 2005, there were only three unexpected competitive losses that were to three different competitors. Software license sales have and will continue to vary significantly from quarter-to-quarter as our business cycle is typically longer than 90 days and it remains difficult for us to predict whether and exactly when larger software license transactions will close. As a result, we believe it is more appropriate to provide guidance on expected financial results on an annual rather a quarterly basis.
      Total revenues were relatively flat in 2005 compared to 2004. Software license sales decreased 1% in 2005 compared to 2004. For 2006, we expect total revenues to increase 3% to 6% over 2005 and range between $223 million to $228 million, absent the effect of any acquisitions, and software license sales to increase 5% to 10% and range between $61 million and $64 million. We do, however, expect software license sales to be down sequentially in first quarter 2006 compared to fourth quarter 2005 which is a typical seasonal trend.
      We expect improved software license revenue performance in the Americas region in 2006. The consulting services business in this region has benefited from the increased sales of the merchandise management systems over the past two years, particularly those sold to Tier 2 retailers. We expect this trend to continue in 2006 as we believe there are a significant number of Tier 2 retailers currently using first generation Merchandise Operations Systems purchased in the late 1990s from certain smaller competitors that have been subsequently acquired, are no longer in business or whose long-term financial viability is now in question. This situation could give rise to a number of new customer opportunities in

2006. We believe our competitive position for these opportunities would be strong as we are able to provide a lower cost of ownership combined with an established reputation for delivery of Merchandise Operations Systems in the Tier 2 market.
      We believe the operational issues and management changes that have impacted the European region over the past two years have been largely addressed and although we still have a few open sales positions, we saw improved software sales performance in 2005 and we expect further improved software sales performance in 2006. The consulting services business in this region has been significantly impacted by lower software sales over the past two years. We believe it may take longer to deliver meaningful consulting services revenues growth in the European region as the software mix continues to be dominated by sales of Strategic Demand Management Solutions, which typically have shorter implementation timeframes and require fewer services. We also expect improved software license revenue performance in the Asia/ Pacific region in 2006.
      We expect improved software license revenue performance in each of our Retail Enterprise Systems, In-Store Systems and Collaborative Solutions business segments in 2006. Economic conditions and long replacement cycles have negatively impacted the demand for the Merchandise Operations Systems sold in our Retail Enterprise Systems business segment since 1998. Although we believe that significant growth in the transaction systems market will require sustained macroeconomic improvement, we have seen indications in recent quarters that companies are beginning to address long-standing issues in their enterprise systems environments, which has and could potentially signal further general improvement in demand for our Merchandise Operations Systems. We continue to believe there are a substantial number of retailers worldwide who will ultimately need to update their merchandise operations systems. We expect a modest increase in our sales and marketing headcount in 2006.
      We recorded an impairment charge of $9.7 million in fourth quarter 2005 to write-off all goodwill in our In-Store Systems business segment. In recent years the In-Store Systems business segment has performed below expectations, we believe in part due to the fact that a majority of the near-term replacement cycle activity has been in the grocery sector where we do not actively market our point-of-sale systems. As a result, we have adjusted the expectations for point-of-sale systems in our operating plans and are currently projecting a slower growth rate in this business segment.
      The In-Store Systems business segment has also been negatively impacted in recent years by poor economic conditions that have caused retailers to delay major capital appropriations and by what we believe is a major platform transition as market demand moves from Windows-based to Java-based point-of-sale applications. We continue to believe there is growth opportunity in the in-store systems market, however, we do not expect this business segment to experience any significant organic growth until the anticipated replacement cycle for point-of-sales systems in the specialty retail market accelerates, our Java-based in-store system applications become more functionally mature and competitive, and early adopters complete their implementations and become referenceable. The next major release of our Java-based point-of-sale application is scheduled for the first half of 2006. The uncertainty about the replacement cycle for point-of sales systems is offset in part by an increasing opportunity in our sales pipeline for Portfolio Workforce Management (“PWM”), an application acquired in early 2004 that enables retailers to optimize the scheduling of labor which typically represents a retailer’s next largest operational cost after inventory. We believe the marketability of PWM has improved and we have spent the last two years enhancing the product and improving the referenceability of pre-acquisition accounts. We are committed to our In-Store Systems business as we believe it is a strategic component of our total business solution offering.
      No indications of impairment have been identified with respect to the goodwill in our Retail Enterprise Systems and Collaborative Solutions business segments.
      We are seeing broad interest in our initial PortfolioEnabled solutions for replenishment optimization and enterprise planning. We are currently working with 16 customers on projects involving the implementation of the PRO or Enterprise Planning solutions. We believe this early validation of our next generation of solutions indicates that the unique capabilities and architecture of our PortfolioEnabled solutions can be compelling to Tier 1 retailers (i.e., retailers with revenues of $5 billion or more) as well as to Tier 2 retailers. Our North American beta partner on PRO went live on this solution in select departments during fourth quarter 2005, providing further validation to the marketplace. We plan to expand our customer base for PRO and Enterprise Planning during 2006, however, both products are in a typical early adoption curve and we believe market acceptance will improve as additional customers go live and become referenceable.
      Maintenance services revenues increased $985,000 or 5% sequentially in fourth quarter 2005 compared to third quarter 2005. Maintenance services revenues in fourth quarter benefited from the higher volume of software sales in third quarter 2005 and also includes approximately $400,000 of deferred maintenance revenue that was released upon the settlement of past due accounts. During third quarter 2005 we experienced an increase in cancellations on maintenance agreements for certain of our Merchandise Operations Systems and other product lines. We have researched the specific causes for the cancellations and have determined that the attrition was related to customer specific issues and does not appear to represent a trend. There were no major cancellations of maintenance agreements during fourth quarter 2005. We currently expect a modest increase in maintenance services revenues in 2006 compared to 2005 absent any significant change in the strength of the US Dollar against foreign currencies in those countries in which we conduct business. We plan to add approximately 20 additional employees in the Customer Support Solutions group during 2006, primarily to support the activities of the CDD organization structure. We expect this additional headcount will decrease maintenance services margins by 2% to 3% in 2006 compared to 2005.
      During 2005, we focused on various initiatives to improve the revenue results and profitability of our consulting services organization. These initiatives include the actions taken in fourth quarter 2004 and the first half of 2005 to increase the utilization of our consulting services personnel through headcount reductions (see We Recorded Additional Restructuring Charges in 2005 Related To Our 2005 Operating Plan). Consolidated utilization rates improved to 48% in 2005 compared to 46% in 2004, however, consulting services margins and revenue trends varied by geographic region. Utilization rates in the Americas region improved to 56% in 2005 compared to 49% in 2004. This result was offset by lower utilization rates and consulting services revenue in the Europe region and lower hardware sales. We believe the software sales performance in the second half of 2005 together with an increasing mix of Merchandise Operations Systems opportunities in our sales pipeline will contribute to the gradual recovery of our services business in 2006. Our service revenue margins were 20% in 2005 compared to 23% in 2004. We expect our service revenue margins to gradually improve in 2006 and for our utilization rates to improve with the anticipated increase in service revenues. This improvement will be largely offset by a $2.0 million decrease in hosting revenues in 2006 due to the merger of a large customer. Our long-term target for service revenue margins range from the mid to high 20%; however we do not expect to achieve these results during 2006.
      Our 2005 Operating Plan was designed to deliver higher profitability through a reduced cost structure, even if global spending levels for information technology or the overall market environment did not improve compared to 2004. We reduced our operating costs and improved our overall profitability in 2005 as a result of the restructuring activities and cost reductions taken in fourth quarter 2004 and in first half of 2005. The restructuring efforts reduced our total operating costs and expenses by $12.7 million (excluding restructuring charges, amortization of intangibles, bad debt provisions and impairment charges) in 2005 compared to 2004. Operating results for 2005 reflect the impact of a 15% lower average headcount versus 2004, offset in part by a $4.8 million increase in total incentive compensation in 2005.
      Cautious Buying Patterns Continue to Impact our Operating Results. The retail industry and its suppliers continue to exercise significant due diligence prior to making large capital outlays, and the decision-making process for investments in information technology remains highly susceptible to deferral. Delays in the decision-making process have been, and may continue to be, the most significant issue affecting our software license revenue results. Delays in the customer decision-making processes have resulted from a number of factors including, but not limited to, uncertain economic conditions, extended due diligence procedures designed to minimize risk, corporate reorganizations, consolidations within the industry, the appointment of new senior management, and the increasing trend by companies to seek board-level approval for all significant investments in information technology. Sales to new and existing customers have historically required between three and nine months from generation of the sales lead to the execution of a software license agreement. In addition, sales cycles are typically longer and more complex for larger dollar projects, large multi-national retail organizations and retailers in certain geographic regions. As a result, we have and will continue to experience uncertainty predicting the size and timing of individual contracts, particularly the closure of large software licenses ($1.0 million or greater), which continues to remain uneven and unpredictable from quarter-to-quarter.
      We have historically recognized a substantial portion of our software license revenues under an Initial License Fee model (“ILF model”). Under the ILF model, software license contracts are structured to enable the Company to recognize 100% of the software license revenue upon execution of the contract provided all of the revenue recognition criteria set forth in Statement of Position 97-2, Software Revenue Recognition and other relevant guidance have been met. However, due to the elongated sales cycles we are experiencing and the absence of a predictable base demand, we have begun to increasingly offer larger customers, particularly in the Americas region, the option to purchase software licenses under POC and Milestone licensing models in order to mitigate their risk aversion. Under the POC model, customers are allowed to try one or more of our solutions before they purchase them, either in a proof of concept, pilot, or prototype environment, or during the performance of business process analyses or benchmarking activities. We began offering these licensing models in the second half of 2004 and to date, we have started a total of 77 POC and evaluation projects. We have successfully converted 37 of these projects into perpetual licenses (including 30 in 2005), ten of the projects have been terminated, three have been deferred indefinitely and 27 POC projects are still open. The time to convert on POC projects, which is subject to multiple variables including a number of which are outside our control, has generally ranged from two months to nearly one year. Under the Milestone model, payment of the software license fees are aligned with the achievement of defined milestones or deliverable objectives within an agreed timeframe. Until recently we only offered the Milestone model on large Merchandise Operations Systems implementations; however we have now begun to extend the program to larger software license sales of our Strategic Demand Management Solutions as well. POC and Milestone software license revenues accounted for 10% of total software license revenue recognized in 2005 compared to 12% in 2004. Although the purchase of software licenses under the POC and Milestone licensing models initially delays the recognition of revenue, we believe these licensing models may improve our ability to get customers to commit to the investment in our products and to predict the timing of software license revenues, thereby over time, decreasing our dependence on the more unpredictable ILF model transactions.
      Our Competitive Environment is Changing. The enterprise software market continues to consolidate. Although the consolidation trend has resulted in fewer competitors in every significant product market we supply, it has also resulted in larger, new competitors with significantly greater financial, technical and marketing resources than we possess. This could create a significant competitive advantage over us and negatively impact our business. The consolidation trend is evidenced by Oracle’s acquisitions of Retek, ProfitLogic, Inc. and of 360Commerce, and by SAP AG’s acquisition of Triversity, Inc. and its pending acquisition of Khimetrics, Inc. Oracle did not compete with our retail specific products prior to its acquisition of Retek and although this acquisition has not significantly impacted our near-term strategy, it is difficult to estimate what effect this acquisition will ultimately have on our competitive environment. We have recently encountered competitive situations with Oracle in certain of our international markets where, in order to encourage customers to purchase their retail applications, we suspect they have offered to license their database applications at no charge. We have also encountered competitive situations with SAP AG where, in order to encourage customers to purchase licenses of its non-retail applications and gain retail market share, they have offered to license at no charge certain of its retail software applications that compete with the JDA Portfolio products. If large competitors such as Oracle and SAP AG and other large private companies are willing to license their retail and/or other applications at no charge it may result in a more difficult competitive environment for our products. In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the retail supply chain market. Oracle’s acquisition of Retek has the potential to create some additional delays around decisions made by larger Tier 1 customers to purchase Merchandise Operations Systems; however, we believe there are only a small number of these decisions made each year. We also believe that Oracle and SAP AG may have difficulty successfully competing for sales of Merchandise Operations Systems in the Tier 2 marketplace as we do not believe they are able to implement solutions with a reasonable total cost of ownership in comparison with the value proposition we are able to offer customers in this market. Because competitors such as Oracle and SAP AG have significantly greater resources than we possess, they could also make it more difficult for us to grow through acquisition by outbidding us for potential acquisition targets. We cannot guarantee that we will be able to compete successfully for customers or acquisition targets against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.
      We believe our Strategic Demand Management Solutions, which bring together forecasting and replenishment, planning and category management, revenue management and business optimization solutions, provide a unique offering and a strong competitive advantage as neither Oracle or SAP AG currently offer comparable comprehensive solutions. Although it appears that demand for Merchandise Operations Systems may be increasing, we continue to believe that retailers and their suppliers are still focusing most of their information technology spending and efforts on applications that improve the efficiency of their operations and enable them to deliver earnings growth in a tough competitive environment. Our Strategic Demand Management Solutions address this need as they offer customers the potential for a higher short term ROI and a lower total cost of ownership with less disruption to their underlying business. The majority of our current software license transactions are for Strategic Demand Management Solutions. Product revenues from Strategic Demand Management Solutions transactions can be as high as the revenues realized on sales of Merchandise Operations Systems.
      Software license revenues from existing customers represented 70% and 69% of software license revenues in 2005 and 2004, respectively. We believe sales of add-on products to existing customers will continue to comprise a majority of our software revenues. This metric is a direct result of our large customer base, principally amassed through the acquisitions of Strategic Demand Management Solutions such as Portfolio Space Management by Intactix (2000) and Portfolio Replenishment by E3 (2001), that has and will continue to provide significant back-selling and growth opportunities for both our existing Portfolio Synchronized products and our next generation PortfolioEnabled products. Nearly 60% of our retail customer base and substantially all of our CPG manufacturing and wholesale customers still only own applications from one of our nearly 20 product families. We believe that once a customer has purchased multiple products from us, we are more likely to be viewed as a strategic partner in terms of their information systems strategy rather than simply a “point solution provider.”
      Business Opportunities and Growth Strategies. We continue to believe there are three distinct growth opportunities in the current economic environment:

•	We will continue to invest in our next generation PortfolioEnabled solutions based on SOA-based technology. We believe this will differentiate us from many of our competitors and increase our market share as we bring these products to market. We also believe the PortfolioEnabled solutions will enhance the cross-selling opportunities in our customer base.

•	We will continue to develop our Collaborative Solutions business segment. We believe we have established a leading position in this evolving and growing market for software solutions. We also believe this collaborative market could grow to become a substantial portion of our business. The Collaborative Solutions business segment remains a particular source of focus within our acquisition strategy.

•	We will focus on maximizing our market share in the replenishment cycle for Merchandise Operations Systems that appears to be emerging, particularly in the Tier 2 market.
      We Have Begun The Transition Process to the PortfolioEnabled Solutions. We are working with Microsoft on a collaborative basis to promote the PortfolioEnabled solutions. We have an active pipeline of opportunities that we are pursuing with the Microsoft retail sales force, particularly in the United States. We are unable to predict at this time if these collaborative efforts will be successful or have any significant impact on our ability to generate additional software license sales.
      We reduced our level of product development expenditures in absolute dollars and as a percentage of revenues in 2005 compared to 2004 by leveraging the most current release of the Portfolio Synchronized versions of our products. JDA Portfolio version 2005.1, the fourth synchronized release of our products, was released in first quarter 2005 and included enhancements to virtually all of our existing products that we believe will enable them to maintain their competitive edge. During 2006, we also plan to release JDA Portfolio Version 2006 that will include new releases on most of our Portfolio Synchronized products. We will continue selling the equivalent Portfolio Synchronized versions of our products over the next several years until the new PortfolioEnabled solutions have achieved critical mass in the marketplace. We intend to follow an aggressive development plan for PortfolioEnabled solutions in 2006 and plan to spend approximately $47 million in 2006 and increase our product development headcount by 20 to 25 employees in order to expedite these development efforts.
      We have established a Customer Directed Development (“CDD”) organization structure within our Customer Support Solutions group that is responsible for improving the speed and efficiency of the Company’s issue resolution, support and enhancements for maintenance customers. Certain of our JDA Portfolio products, such as Merchandise Operations Systems, require significant effort to upgrade. While we believe we have historically managed to keep the cost of upgrades below that of most of our competitors, it may take years before our existing customers are prepared to upgrade to the PortfolioEnabled solutions. CDD is designed to provide an innovative way to ensure that our existing customers continue to receive value from their JDA Portfolio products and maintenance agreements until they are ready to upgrade to the PortfolioEnabled solutions. CDD will take minor enhancement requests from our customer Special Interest Groups and provide packaged enhancements that can be used with multiple previous versions of the JDA Portfolio products. To date, JDA Portfolio products moved to CDD include among others: Merchandise Operations Systems, Win/ DSS, Store Portals, Performance Analysis by IDEAS, Advanced Warehouse Replenishment by E3 and Advanced Store Replenishment by E3.
      The JDA Portfolio Investment Protection Program provides existing customers with a right to like-for-like functionality in our new PortfolioEnabled solutions without additional license fee subject to certain conditions including a requirement that the new solution has no more than minimal differences in price, features, and functionality from the existing products. Customers will pay any required third party charges associated with the new PortfolioEnabled solutions. We will encourage our customers to move to the PortfolioEnabled solutions; however, at this time we are unable to estimate how many of our existing customers will take advantage of this program. A similar investment protection program is available for In-Store Systems customers, which provides a right to like-for-like functionality from Win/ DSS to the Portfolio Point of Sale application. Approximately one-third of our domestic Win/ DSS customers have initially indicated they intend to participate in the In-Store Systems investment protection program, however, to date, none have exercised this right. We believe Win/ DSS customers have not exercised this right as the functionality of the Portfolio Point of Sale application has not been commensurate with Win/ DSS. We expect to release a more functionally equivalent version of Portfolio Point of Sale in the first half of 2006.
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
      We Recorded Additional Restructuring Charges in 2005 Related To Our 2005 Operating Plan. We recorded restructuring charges of $2.5 million during 2005 to complete the restructuring initiatives contemplated in our 2005 Operating Plan. These charges, which primarily include termination benefits and net rentals remaining under existing operating leases on certain vacated facilities, are in addition to the $3.1 million restructuring charge recorded in fourth quarter 2004 which also included termination benefits and the negotiated buyout or net rentals remaining under existing operating leases on certain facilities that were vacated by December 31, 2004. The restructuring initiatives included a consolidation of product lines, a net workforce reduction of approximately 12% or 154 full-time employees (“FTE”) worldwide, and a reduction of certain office space in the United States and Northern Europe. A total of 110 FTE were terminated or open positions eliminated through December 31, 2004 with an additional 44 FTE terminated during 2005.
      Management believes the restructuring initiatives in the 2005 Operating Plan have enabled us to (i) generate substantially higher profits, (ii) streamline operations and reduce duplicate investments in product development by consolidating significant portions of the existing product suite on the .Net and Java platforms used in the PortfolioEnabled products, (iii) maximize the return from our ongoing investments in advanced technology for the delivery of highly specialized services via the Internet and internal administrative systems, and (iv) better align our operating strategies to identified growth areas in the market. The restructuring efforts reduced our total operating costs and expenses by $12.7 million (excluding restructuring charges, amortization of intangibles, bad debt provisions and impairment charges) in 2005 compared to 2004.
      Our Financial Position is Strong and We Have Positive Operating Cash Flow. Our financial position remains strong and as of December 31, 2005 we had $111.5 million in cash, cash equivalents and marketable securities, as compared to $97.1 million at December 31, 2004. We generated $20.5 million in cash flow from operations during 2005 and $24.8 million in 2004. We believe our cash position is sufficient to meet our operating needs for the foreseeable future December 31, 2004. We generated $20.5 million in cash flow from operations during 2005 and $24.8 million in 2004. We believe our cash position is sufficient to meet our operating needs for the foreseeable future.

Results of Operations
      The following table sets forth certain selected financial information expressed as a percentage of total revenues for the periods indicated and certain gross margin data expressed as a percentage of software license revenue, maintenance services revenue, product revenues or services revenues, as appropriate:

	Year Ended
	December 31,

	2005	2004	2003

REVENUES:

Software licenses	27%	27%	29%

Maintenance services	40	37	34

Product revenues	67	64	63

Consulting services	30	33	34

Reimbursed expenses	3	3	3

Service revenues	33	36	37

Total revenues	100	100	100

COST OF REVENUES:

Cost of software licenses	1	1	1

Amortization of acquired software technology	2	3	2

Cost of maintenance services	11	9	8

Cost of product revenues	14	13	11

Cost of consulting services	23	24	28

Reimbursed expenses	3	3	4

Cost of service revenues	26	27	32

Total cost of revenues	40	40	43

GROSS PROFIT	60	60	57

OPERATING EXPENSES:

Product development	21	24	24

Sales and marketing	19	21	20

General and administrative	12	11	11

Amortization of intangibles	2	2	1

Restructuring charges and adjustments to acquisition-related reserves	1	3	—

Loss on impairment of goodwill	4	—	—

Loss on impairment of trademarks	—	1	—

Relocation costs to consolidate development and support activities	—	—	1

Gain on sale of office facility	—	—	—

Total operating expenses	59	62	57

OPERATING INCOME (LOSS)	1	(2)	—

Net gain on acquisition breakup fee	—	1	—

Other income, net	1	1	1

INCOME (LOSS) BEFORE INCOME TAXES	2	—	1

Income tax benefit	1	1	—

NET INCOME	3%	1%	1%

Gross margin on software licenses	97%	96%	98%

Gross margin on maintenance services	74%	75%	76%

Gross margin on product revenues	80%	80%	82%

Gross margin on service revenues	20%	23%	15%

      The following table sets forth a comparison of selected financial information, expressed as a percentage change between 2005 and 2004, and between 2004 and 2003. In addition, the table sets forth cost of revenues and product development expenses expressed as a percentage of the related revenues:

		% Change		% Change
	2005	2004 to 2005	2004	2003 vs 2004	2003

Revenues:

Software licenses	$58,508	(1)%	$59,211	—%	$59,283

Maintenance	86,417	8%	80,240	13%	71,111

Product revenues	144,925	4%	139,451	7%	130,394

Service revenues	70,898	(8)%	77,423	1%	77,025

Total revenues	215,823	—%	216,874	5%	207,419

Cost of Revenues:

Software licenses	1,638	(25)%	2,191	67%	1,315

Amortization of acquired software technology	5,009	(3)%	5,158	14%	4,518

Maintenance services	22,700	14%	19,975	15%	17,373

Product revenues	29,347	7%	27,324	18%	23,206

Service revenues	56,879	(4)%	59,401	(9)%	65,091

Total cost of revenues	86,226	(1)%	86,725	(2)%	88,297

Gross Profit	129,597	—%	130,149	9%	119,122

Operating Expenses:

Product development	44,351	(16)%	52,800	9%	48,529

Sales and marketing	40,386	(11)%	45,608	10%	41,612

General and administrative	27,071	9%	24,922	6%	23,473

	111,808	(9)%	123,330	9%	113,614

Amortization of intangibles	3,572	5%	3,388	10%	3,067

Operating income (loss)	$1,865	149%	$(3,774)	(393)%	$1,286

Cost of Revenues as a % of related revenues:

Software licenses	3%		4%		2%

Maintenance services	26%		25%		24%

Product revenues	20%		20%		18%

Service revenues	80%		77%		85%

Product Development as a % of product revenues	31%		38%		37%

      The following tables set forth selected comparative financial information on revenues in our business segments and geographical regions, expressed as a percentage change between 2005 and 2004, and between 2004 and 2003. In addition, the tables set forth the contribution of each business segment and geographical region to total revenues in 2005, 2004 and 2003, expressed as a percentage of total revenues:

	Retail Enterprise Systems		In-Store Systems		Collaborative Solutions

	2005 vs 2004	2004 vs 2003	2005 vs 2004	2004 vs 2003	2005 vs 2004	2004 vs 2003

Software licenses	(1)%	1%	6%	130%	(4)%	(17)%

Maintenance services	8%	13%	7%	46%	8%	6%

Product revenues	4%	7%	6%	72%	4%	(3)%

Service revenues	(2)%	(4)%	(16)%	9%	(34)%	21%

Total revenues	1%	3%	(5)%	34%	(5)%	1%

Product development	(20)%	2%	(23)%	66%	(2)%	7%

Sales and marketing	(14)%	13%	—%	94%	(8)%	(12)%

Operating income (loss)	70%	13%	(897)%	(176)%	(14)%	(1)%

	Retail Enterprise						Collaborative
	Systems			In-Store Systems			Solutions

	2005	2004	2003	2005	2004	2003	2005	2004	2003

Contribution to total revenues	71%	69%	70%	8%	9%	7%	21%	22%	23%

	The Americas		Europe		Asia/Pacific

	2005 vs 2004	2004 vs 2003	2005 vs 2004	2004 vs 2003	2005 vs 2004	2004 vs 2003

Software licenses	(7)%	3%	13%	(4)%	18%	(17)%

Maintenance services	5%	28%	—%	1%	21%	18%

Product revenues	—%	17%	4%	—%	20%	(2)%

Service revenues	(2)%	21%	(34)%	(31)%	(4)%	(15)%

Total revenues	—%	18%	(7)%	(12)%	8%	(9)%

	The Americas			Europe			Asia/Pacific

	2005	2004	2003	2005	2004	2003	2005	2004	2003

Contribution to total revenues	70%	69%	63%	20%	22%	26%	10%	9%	11%
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Product Revenues

Software Licenses.
      Retail Enterprise Systems. The decrease in software license revenues in this business segment in 2005 compared to 2004 resulted from a 1% decrease in sales of Strategic Demand Management Solutions. Sales of Merchandise Operations Systems were flat in 2005 compared to 2004. The Retail Enterprise Systems business segment had nine new software license deals of $1.0 million or more in 2005 compared to eight in 2004.
      In-Store Systems. The increase in software license revenues in this business segment in 2005 compared to 2004 resulted primarily from In-Store System applications which were sold as part of an unusually large software license deal that also included Retail Enterprise Systems solutions.
      Collaborative Solutions. The decrease in software license revenues in this business segment in 2005 compared to 2004 resulted from a decrease in sales of Strategic Demand Management Solutions that was offset by a 35% increase in license revenues from Marketplace Replenishment, our collaborative specific CPFR solution which is sold on a subscription basis.
      Regional Results. The Americas region accounted for $40.4 million of our software license revenues in 2005 compared to $43.4 million in 2004. Software license revenues in the Americas region decreased in 2005 compared to 2004 primarily due to a 12% decrease in software license revenues from Retail Enterprise Systems offset in part by a 13% increase in Collaborative Solutions software license revenues. The Americas software license revenues in 2005 include six new multi-product software license deals of $1.0 million or more that contain various combinations of Merchandise Operations Systems, Strategic Demand Management Solutions and In-Store Systems applications compared to eight in 2004. The 2004 results in this region included software revenues from two particularly large milestone-based transactions involving Merchandise Operations Systems applications. The European region accounted for $12.1 million of our software license revenues in 2005 compared to $10.7 million in 2004. Software license revenues in our European region increased in 2005 compared to 2004 due to a 38% increase in software license revenues from Retail Enterprise Systems offset in part by a 38% decrease in Collaborative Solutions software license revenues. The European region had one new software license deal of $1.0 million or more in 2005 compared to none in 2004. The Asia/ Pacific region accounted for $6.0 million of our software license revenues in 2005 compared to $5.1 million in 2004. Software license revenues in the Asia/ Pacific region increased in 2005 compared to 2004 primarily due to one large Retail Enterprise Systems software license deal in excess of $1.0 million in 2005. There was no significant In-Store Systems sales activity in the European or Asia/ Pacific regions in 2005 or 2004.
      Maintenance Services. The increase in maintenance services revenue in 2005 compared to 2004 is due primarily to new software license sales of Strategic Demand Management Solutions in the past twelve months which increased our installed customer base and approximately $872,000 of favorable foreign exchange effects.
Service Revenues
      Service revenues include consulting services, hosting services, training revenues, net revenues from our hardware reseller business and reimbursed expenses. The decrease in service revenues in 2005 compared to 2004 resulted primarily from decreases in implementation services for Strategic Demand Management Solutions, particularly in the European region where several large projects are wrapping up or have been completed. We reduced the headcount in our consulting services group in fourth quarter 2004 and the first half of 2005 due to anticipated lower demand for services due to the lack of software license growth in recent periods. The demand for implementation services generally lags behind the demand for software licenses. Hosting revenues increased 10% to $3.5 million in 2005 from $3.2 million in 2004. Net revenues from our hardware reseller business decreased 52% to $1.2 million in 2005 from $2.6 million in 2004 which included an unusually large hardware transaction to one customer.
      Fixed bid consulting services work represented 14% of total consulting services revenue in 2005 compared to 16% in 2004.
Cost of Product Revenues
      Cost of Software Licenses. The decrease in cost of software licenses in 2005 compared to 2004 resulted from a lower number of transactions that involved the resale of third party software applications.
      Amortization of Acquired Software Technology. The decrease in amortization of acquired software technology in 2005 compared to 2004 resulted primarily from the software technology related to the Arthur Suite of products that has now been fully amortized.
      Cost of Maintenance Services. The increase in cost of maintenance services in 2005 compared to 2004 resulted primarily from an 8% increase in average maintenance services headcount to support our larger installed customer base and the Customer Directed Development organization structure, higher incentive compensation due to the Company’s improved operating performance and an increase in outside contractor costs, offset in part by a $523,000 decrease in the utilization of consulting services employees in customer support activities.
Cost of Service Revenues
      The decrease in cost of service revenues in 2005 compared to 2004 resulted primarily from a 20% decrease in average services headcount, offset in part by a $1.0 million increase in outside contractor costs for ongoing consulting projects rather than hire FTE positions, higher incentive compensation due to the Company’s improved operating performance, and a $2.2 million decrease in cost transfers out to other departments for consulting services and training employees who were used to support presales, product development and customer support activities.
Gross Profit
      Gross profit dollars and our gross profit percentage were flat in 2005 compared to 2004. An increase in maintenance services revenue was substantially offset by the increase in average headcount in our customer support organization and lower service revenue margins.

      The decrease in service revenue margins in 2005 compared to 2004 resulted primarily from lower revenues, higher incentive compensation due to the Company’s improved overall operating performance, a $2.2 million decrease in cost transfers to other departments for consulting services employees who were used to support presales, product development and customer support activities and a $1.0 million increase in outside contractor costs for ongoing consulting projects rather than hire FTE positions, offset in part by the decrease in average services headcount. Excluding the net revenues from the hardware reseller business, service margins were 18% in 2005 compared to 21% in 2004.
Operating Expenses
      Operating expenses, excluding amortization of intangibles, restructuring charges and adjustments to acquisition-related reserves, and losses on impairment of goodwill and trademarks, decreased 9% in 2005 compared to 2004, and represented 52% and 57% of total revenues in each year, respectively. The decrease in operating expenses includes a decrease in salaries, benefits and travel costs related to the headcount reductions in the restructuring initiatives undertaken during fourth quarter 2004 and first half 2005, lower outside legal fees due to reduced litigation activities, lower marketing costs, lower accounting costs related to Sarbanes-Oxley compliance, and lower insurance costs. These reductions were partially offset by higher incentive compensation due to the Company’s improved operating performance, a higher bad debt provision and increased use of outside contractors to assist in development activities.
      Product Development. The decrease in product development expense in 2005 compared to 2004 resulted primarily from a 23% decrease in average product development headcount from our restructuring initiatives and a $733,000 decrease in travel and recruiting costs, offset in part by a $462,000 increase in outside contractor costs to assist in the development of our PortfolioEnabled solutions and a $381,000 increase in incentive compensation due to the Company’s improved operating performance. As of December 31, 2005, we had 289 employees in the product development function compared to 356 at December 31, 2004.
      Sales and Marketing. The decrease in sales and marketing expense in 2005 compared to 2004 resulted primarily from a 15% decrease in average sales and marketing headcount from our restructuring initiatives, a $930,000 decrease in utilization of consulting services employees in presales activities, a $1.1 million decrease in travel costs, and a $793,000 reduction in marketing costs due to a cutback in marketing brochures and trade show activities, offset in part by a $1.6 million increase in incentive compensation. As of December 31, 2005, we had 138 employees in the sales and marketing function compared to 143 at December 31, 2004.
      General and Administrative. The increase in general and administrative expenses in 2005 compared to 2004 resulted primarily from a $1.6 million higher bad debt provision, a $654,000 increase in foreign exchange losses, a $296,000 increase in executive recruitment and relocation costs, and a $289,000 increase in incentive compensation due to our improved operating performance. These increases were offset in part by a $767,000 decrease in outside legal fees due to reduced litigation activities, a $794,000 decrease in accounting costs related to Sarbanes-Oxley compliance, a $453,000 decrease in insurance costs, and a 6% decrease in average general and administrative headcount from our restructuring initiatives. As of December 31, 2005, we had 142 employees in the general and administrative functions compared to 147 at December 31, 2004. We expect to gradually reduce our general and administrative headcount in 2006 as our major system initiatives are complete and we are now able to centralize more administrative functions in our corporate offices.
      Amortization of Intangibles. The increase in amortization of intangibles in 2005 compared to 2004 resulted primarily from our decision to accelerate the amortization on certain customer list intangibles related to applications acquired from Vista Software Solutions, Inc. that are being discontinued.
      Restructuring Charge and Adjustments to Acquisition-Related Reserves. We recorded restructuring charges of $2.5 million during 2005 to complete the restructuring initiatives contemplated in our 2005 Operating Plan. These charges, which primarily include termination benefits and net rentals remaining under existing operating leases on certain vacated facilities, are in addition to the $3.1 million restructuring charge recorded in fourth quarter 2004 which also included termination benefits and the negotiated buyout or net rentals remaining under existing operating leases on certain facilities that were vacated by December 31, 2004.
      Loss on Impairment of Goodwill. We recorded an impairment charge of $9.7 million in fourth quarter 2005 to write-off all goodwill in our In-Store Systems business segment. No indications of impairment have been identified with respect to the goodwill in our Retail Enterprise Systems and Collaborative Solutions business segments.
      Loss on Impairment of Trademarks. We recorded impairment losses of $200,000 and $1.1 million during fourth quarter 2005 and 2004, respectively on the trademarks acquired from E3. The impairment losses resulted primarily from a lower software revenue forecast and a flattening of the projected revenue growth curve, rather than a change in legal, regulatory, contractual, competitive, economic, or other factors that would limit the useful lives of the E3 trademarks.
Operating Income (Loss)
      We produced operating income of $1.9 million in 2005 compared to an operating loss of $3.8 million in 2004. The increase in operating income is due to the 4% increase in product revenues and the cost reductions that have resulted from our restructuring initiatives, offset in part by an 8% decrease in service revenues in 2005 compared to 2004, a $4.9 million increase in total incentive compensation due to the Company’s improved operating performance and a $1.6 million higher bad debt provision.
      Operating income in our Retail Enterprise Systems business segment increased to $34.7 million in 2005 compared to $20.4 million in 2004. The increase in operating income in this business segment resulted primarily from a $2.1 million increase in total revenues, a 20% decrease in product development costs and a 14% decrease in allocated sales and marketing costs based upon the pro rata share of software sales that came from this business segment.
      Our In-Store Systems business segment incurred an operating loss of $9.3 million in 2005 compared to an operating loss of $933,000 in 2004. The increase in the operating loss in this business segment resulted primarily from the $9.7 million impairment charge in fourth quarter 2005 to write-off all goodwill in this business segment and an $843,000 decrease in total revenues, offset in part by a 23% decrease in product development costs.
      Operating income in our Collaborative Solutions business segment decreased to $9.6 million in 2005 compared to $11.1 million in 2004. The decrease resulted primarily from a $2.3 million decrease in total revenues, offset in part by an 8% decrease in allocated sales and marketing costs based upon the pro rata share of software sales that came from this business segment and a 2% decrease in product development costs.
Income Tax Benefits
      A summary of the income tax benefits recorded in 2005 and 2004 is as follows:

	2005	2004

Income (loss) before income taxes	$4,502	$(444)

Effective tax rate	30.8%	66.7%

Income tax provision (benefit) at effective tax rate	1,385	(296)

Less discrete tax item benefits:

Changes in estimate	(3,524)	(1,628)

Change in foreign statutory tax rates	(319)	—

Audit settlements	—	(529)

Total discrete tax item benefits	(3,843)	(2,157)

Income tax benefit	$(2,458)	$(2,453)

      During 2005, we recorded an extra-territorial income tax exclusion (“ETI”) benefit of $722,000 related to 2005 and ETI benefits of $1.1 million, $569,000 and $672,000 for 2002, 2003 and 2004, respectively which are included as a change in estimate in the summary of 2005 discrete tax item benefits.
      The income tax benefits in 2005 and 2004 take into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and do not include the tax benefits realized from the employee stock options exercised during these years of $807,000 and $126,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in-capital. We currently expect our effective tax rate to be approximately 35% in 2006.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
Product Revenues
      Product revenues increased in 2004 compared to 2003 due to an increase in maintenance services revenue. Software license revenues were flat in 2004 compared to 2003 as increases in In-Store Systems software license revenues were offset by decreases in sales of Strategic Demand Management Solutions and Merchandise Operations Systems.

Software Licenses.
      Retail Enterprise Systems. The increase in software license revenues in this business segment in 2004 compared to 2003 resulted primarily from a 3% increase in sales of Strategic Demand Management Solutions, offset in part by a 5% decrease in sales of Merchandise Operations Systems. The Retail Enterprise Systems business segment had eight new software license deals of $1.0 million or more in 2004 compared to seven in 2003. In addition, 2004 includes software revenues from two particularly large milestone-based transactions involving Merchandise Operations Systems applications.
      In-Store Systems. The increase in software license revenues in this business segment in 2004 includes incremental software license revenues from the Timera acquisition in January 2004. Excluding the impact of the incremental Timera revenues, software license revenues in this business segment increased 45% in 2004 compared to 2003.
      Collaborative Solutions. Software license revenues in this business segment decreased in 2004 compared to 2003 due to an unusually large Strategic Demand Management Solutions software license sale in 2003. Licenses revenues for Marketplace Replenishment, our collaborative specific CPFR solution which is sold on a subscription basis, increased 46% in 2004 compared to 2003. Excluding Marketplace Replenishment, software license revenues in this business segment decreased 24% in 2004 compared to 2003.
      Regional Results. Software license revenues in the Americas increased in 2004 compared to 2003 due to increases in software license revenues from Retail Enterprise Systems and In-Store Systems applications of 8% and 223%, respectively, offset in part by a 29% decrease in software license revenues from Collaborative Solutions applications. The Retail Enterprise Systems software license revenues in the Americas include eight new software license deals of $1.0 million or more in 2004 compared to five in 2003. In addition, the 2004 Retail Enterprise Systems results in this region include software revenues from two particularly large milestone-based transactions involving Merchandise Operations Systems applications. The increase in In-Store Systems in this region resulted primarily from incremental software license revenues from the Timera acquisition in January 2004. Collaborative Solutions software license revenues in the Americas region decreased in 2004 compared to 2003 as the results for 2003 included an unusually large Strategic Demand Management Solutions software license sale. Software license revenues in Europe decreased in 2004 compared to 2003 due to decreases in software license revenues related to Retail Enterprise Systems and In-Store Systems of 12% and 84%, respectively, offset in part by a 16% increase in software license revenues related to Collaborative Solutions. Results in the Europe region were impacted by operational issues and management changes throughout 2004. We appointed a new Regional Vice President of the Europe region in January 2005. Software license revenues in Asia/ Pacific decreased in 2004 compared to 2003 primarily due to a 20% decrease software license revenues related to Retail Enterprise Systems. In-Store Systems and Collaborative Solutions software license revenues in this region decreased 6% and 4%, respectively in 2004 compared to 2003.
      Maintenance Services. The increase in maintenance services revenue includes $2.9 million in incremental maintenance services revenue, primarily from the Timera, Engage and Vista acquisitions. Excluding the impact of these incremental revenues, maintenance services revenues increased 9% in 2004 compared to 2003, due primarily to increases in the installed customer base for Strategic Demand Management Solutions.
Service Revenues
      Service revenues include consulting services, hosting services, training revenues, net revenues from our hardware reseller business and reimbursed expenses. Increases in service revenues for Strategic Demand Management Solutions and In-Store Systems in 2004 compared to 2003 were substantially offset by a 24% decrease in service revenues for Merchandise Operations Systems. Demand remained depressed in 2004 for implementation services associated with Merchandise Operations Systems, which typically have higher implementation requirements, and there was continued softness in our software sales performance, particularly in our international regions. Utilization rates for consulting services were 43% in 2004 compared to 48% in 2003; however this impact was mitigated by a 15% increase in average billing rates and an increase in net revenues from our hardware reseller business. Net revenues from our hardware reseller business were $2.6 million in 2004 compared to $1.3 million in 2003.
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
Operating Expenses
      Operating expenses, excluding amortization of intangibles, restructuring charges and adjustments to acquisition-related reserves, loss on impairment of trademark, relocation costs to consolidate development and client support activities, and gain on sale of office facility increased 9% in 2004 compared to 2003, and represented 57% and 55% of total revenues in each year, respectively. Operating expenses increased primarily as a result of the costs to develop, manage, and integrate the products acquired from Timera, Engage and Vista, and the migration of the JDA Portfolio to the PortfolioEnabled solutions based on the .Net platform. In addition, operating expenses increased due to annual salary increases, lower funded development activity, and higher Sarbanes-Oxley compliance costs, offset in part by lower incentive compensation, a decrease in the use of outside contractors in our product development activities, lower occupancy costs and higher capitalized costs associated with our internal IT efforts. In addition, 2003 operating expenses included a $509,000 benefit for the favorable resolution of certain customer and other disputes.
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
      General and Administrative. The increase in general and administrative expenses in 2004 compared to 2003 resulted from a $1.6 million increase in accounting fees related to Sarbanes-Oxley compliance costs, a 7% increase in average headcount, primarily to support our internal information technology initiatives and replace outside contractors, and annual salary increases. These increases were offset in part by a $1.9 million decrease in occupancy costs, primarily due a reduction in lease payments resulting from the purchase of our corporate office facility in February 2004 and lower telephone costs, a decrease in outside contractors and a $1.1 million increase in capitalized costs associated with the development of our internal systems, and a $590,000 decrease in incentive compensation. In addition, 2003 operating expenses included a $509,000 benefit for the favorable resolution of certain customer and other disputes.
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
      We recorded a $3.1 million restructuring charge in fourth quarter 2004 in connection with our announcement of our strategic operational plan for 2005 that includes a consolidation of product lines, a net workforce reduction of approximately 12% or 157 FTE worldwide, and a reduction of certain office space. The charge includes $2.8 million in one-time termination benefits related to the net workforce reduction that includes certain employees involved in the product development (82 FTE), consulting services and training (55 FTE), sales and marketing (18 FTE), and administrative (16 FTE) functions in the Americas, Europe and Asia Pacific, offset by a net gain of 14 FTE in the customer support function resulting from the transfer of 20 developers and functional experts into the new Customer Directed Development (“CDD”) organization structure within our Customer Support Solutions group. The CDD group is responsible for improving the speed and efficiency of the Company’s issue resolution, support and enhancements for maintenance customers. Through December 31, 2004, 110 FTE had been terminated or open positions eliminated under this plan. The remaining employees affected by this workforce reduction have been notified and are on various forms of stay put agreements that expire gradually over the first and second quarters of 2005. The fourth quarter 2004 charge also included $340,000 for reduction of office space related primarily to the negotiated buyout or net rentals remaining under existing operating leases on certain facilities in Northern Europe that were vacated by December 31, 2004.
      During 2004, we increased the reserves recorded in connection with the acquisition of E3 Corporation by $341,000 to fully reserve the remaining lease payments on vacated office space.
      Loss on Impairment of Trademarks. We recorded a $1.1 million impairment loss during fourth quarter 2004 on trademarks acquired from E3. The impairment loss resulted primarily from the lower software revenue forecast used by the Company in the 2004 valuation compared to 2003. The impairment loss was allocated to the Retail Enterprise Systems ($850,000) and Collaborative Solutions ($250,000) reporting units based on the initial allocation percentage used for these trademarks at the date of acquisition.
      Relocation Costs to Consolidate Development and Client Support Activities. Approximately 150 people were offered the opportunity to relocate to Scottsdale, Arizona as part of the 2002 Customer Value Program initiative to consolidate development and client support activities at our corporate headquarters. We relocated 50 employees as part of this initiative and have recorded over $2.2 million in related relocation costs in income from continuing operations as incurred, including $1.8 million during 2003.
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
      Operating income in our Collaborative Solutions business segment was $11.1 million in 2004 which is flat compared to 2003. A $607,000 increase in total revenues, together with a 12% decrease in allocated sales and marketing costs, were substantially offset by an 8% increase in the cost of service revenues, and a 7% increase in product development costs to support acquired products and migrate our current products to the PortfolioEnabled solutions based on the .Net platform.
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
Income Tax Benefits
      A summary of the income tax benefits recorded in 2004 and 2003 is as follows:

	2004	2003

Income (loss) before income taxes	$(444)	$2,633

Effective tax rate	66.7%	35.0%

Income tax provision (benefit) at effective tax rate	(296)	921

Less discrete tax item benefits:

Changes in estimate	(1,628)	(938)

Change in foreign statutory tax rates Audit settlements	(529)	—

Total discrete tax item benefits	(2,157)	(938)

Income tax benefit	$(2,453)	$(17)

      The income tax benefits in 2004 and 2003 take into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and do not include the tax benefits realized from the employee stock options exercised during these years of $126,000 and $777,000, respectively. These tax benefits reduced our income tax liabilities and are included as an increase to additional paid-in-capital.
Liquidity and Capital Resources
      We had working capital of $119.0 million at December 31, 2005 compared to $94.8 million at December 31, 2004. Cash and marketable securities at December 31, 2005 were $111.5 million, an increase of $14.4 million from the $97.1 million reported at December 31, 2004. The increase in working capital and cash and marketable securities resulted primarily from $20.5 million in cash flow from operating activities.
      Net accounts receivable were $42.4 million or 69 days sales outstanding (“DSOs”) at December 31, 2005 compared to $39.5 million, or 62 DSOs at December 31, 2004. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenues that comes from software license sales which typically have installment payment terms, seasonality, shifts in customer buying patterns, the timing of annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.

      Operating activities provided cash of $20.5 million in 2005 compared to $24.8 million in 2004. The principle sources of our cash flow from operations are typically net income adjusted for depreciation and amortization and bad debt provisions, collections on accounts receivable, and increases in deferred maintenance revenue. Cash flow from operations was reduced in 2005 compared to 2004 by an $6.6 million decrease in accrued expenses and other current liabilities resulting from payment of severance and other costs related to our restructuring initiatives, a $5.9 million increase in accounts receivable due to the timing and payment of large software sales, and a $3.5 million decrease in deferred maintenance and consulting revenues. In addition, activity in our tax accounts, including discreet tax adjustment benefits recorded in 2005 and 2004 of $3.8 million and $2.2 million, respectively had the effect of decreasing cash flow from operations by an additional $2.5 million in 2005 compared to 2004. These decreases were offset in part by a $5.0 million increase in net income which resulted primarily from our restructuring initiatives which reduced our operating costs and expenses (excluding restructuring charges, amortization of intangibles, bad debt provisions and impairment charges) in 2005 compared to 2004, a $1.6 million higher bad debt provision and $9.9 million of impairment charges related to goodwill in our In-Store Systems business segment and trademarks acquired from E3. Cash flow from operations in 2004 was also positively impacted by a $1.1 million impairment loss on the trademarks acquired from E3 and reduced by a $1.2 million net gain on the QRS acquisition breakup fee.
      Investing activities utilized cash of $8.0 million in 2005 and $44.0 million in 2004. Net cash utilized by investing activities in 2005 includes $4.9 million in capital expenditures less $1.5 million in payments received on the promissory note receivable from Silvon Software, Inc. Net cash utilized by investing activities in 2004 includes $23.8 million in cash expended to purchase our corporate office facility, $13.6 million in cash expended to acquire Timera Texas, Inc. and $12.1 million in other capital expenditures less a $3.8 million acquisition breakup fee. All other variances between 2005 and 2004 are primarily due to normal maturing and reinvesting of marketable securities.
      Financing activities utilized cash of $1.4 million in 2005 and provided cash of $1.7 million in 2004. The activity in both periods includes proceeds from the issuance of common stock under our stock option plans. Financing activities in 2005 also include the repurchase of 747,500 shares of our common stock for $8.7 million under a stock repurchase program authorized by our Board of Directors that expired in January 2006.
      Changes in the currency exchange rates of our foreign operations had the effect of decreasing cash by $1.4 million in 2005 and increasing cash by $1.4 million in 2004. The change in 2005 is due to the strengthening of the US Dollar against major foreign currencies including the British Pound, the Euro and the Japanese Yen. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the short-term foreign currency exchange exposure associated with foreign currency denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income, net, offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.
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
      Treasury Stock Repurchase Program. In January 2005, our Board of Directors authorized a program to repurchase up to one million shares of our outstanding common stock on the open market or in private transactions at prevailing market prices during a one-year period ending January 26, 2006. The program was adopted as part of our revised approach to equity compensation, which will emphasize performance-based awards to employees and open market stock repurchases by the Company designed to mitigate or eliminate dilution from future employee and director equity-based incentives. The repurchase of shares under this program will result in a decrease to our working capital. Through December 31, 2005, we purchased a total of 747,500 shares of our common stock for $8.7 million under this program. No additional purchases were made subsequent to December 31, 2005 and the program has now expired. The Board of Directors may from time-to-time approve similar repurchase programs.
      Accelerated Vesting of Options. On February 15, 2005, the Compensation Committee of our Board of Directors approved the immediate vesting of all unvested stock options previously awarded to employees, officers and directors. The accelerated options were issued under our 1995 Stock Option Plan, 1996 Stock Option Plan, 1996 Outside Director Stock Option Plan and 1998 Non-statutory Stock Option Plan. The closing market price per share of our common stock on February 15, 2005 was $11.85 and the exercise prices of the approximately 1.4 million in unvested options on that date ranged from $8.50 to $28.20. The exercise of vested stock options would increase our working capital. We recorded $49,000 of additional stock-based compensation expense during the year ended December 31, 2005 with respect to these options.
      Contractual Obligations. The following summarizes all known contractual obligations as of December 31, 2005. We have no capital lease obligations.

		Payments Due By Period

Contractual Obligations	Total	<1 Year	1 to 3 Years	3 to 5 Years	>5 Years

		(In thousands)

Operating lease obligations	$13,533	$4,122	$4,223	$3,459	$1,729
      Operating lease obligations represent future minimum lease payments under non-cancelable operating leases with minimum or remaining lease terms at December 31, 2005. We lease office space in the Americas for 13 regional sales and support offices across the United States, Canada and Latin America, and for 12 international sales and support offices located in major cities throughout Europe, Asia, Australia, and Japan. The leases are primarily non-cancelable operating leases with initial terms ranging from 12 months to 120 months that expire at various dates through the year 2012. None of the leases contain contingent rental payments; however, certain of the leases contain insignificant scheduled rent increases and renewal options. We expect that in the normal course of business some or all of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. In addition, we lease various computers, telephone systems, automobiles, and office equipment under non-cancelable operating leases with initial terms ranging from 12 to 75 months. Certain of the equipment leases contain renewal options and we expect that in the normal course of business some or all of these leases will be renewed or replaced by other leases.
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
Critical Accounting Policies
      We have identified the policies below as critical to our business operations and the understanding of our results of operations. There have been no changes in our critical accounting policies during 2005. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Consulting and training services are separately priced and stated in our arrangements, are generally available from a number of suppliers, and are not essential to the functionality of our software products. Consulting services include project management, system planning, design and implementation, customer configurations, and training. These services are generally billed bi-weekly on an hourly basis or pursuant to the terms of a fixed price contract. Consulting services revenue billed on an hourly basis is recognized as the work is performed. Under fixed price contracts, including milestone-based arrangements, consulting services revenue is recognized using the proportional performance method by relating hours incurred to date to total estimated hours at completion. Training revenues are included in consulting revenues in the Company’s consolidated statements of income and are recognized once the training services are provided. VSOE for consulting and training services is based upon the hourly or per class rates charged when those services are sold separately. We offer hosting services on certain of our software products under arrangements in which the end users do not take possession of the software. Revenues from hosting services are included in consulting revenues, billed monthly and recognized as the services are provided. Revenues from our hardware reseller business are also included in consulting revenues, reported net (i.e., the amount billed to a customer less the amount paid to the supplier) pursuant to EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and recognized upon shipment of the hardware.

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

•	Accounts Receivable. Consistent with industry practice and to be competitive in the retail software marketplace, we typically provide installment payment terms on most software license sales. Software licenses are generally due in installments within twelve months from the date of delivery. Customers are reviewed for creditworthiness before we enter into a new arrangement that provides for software and/or a service element. We do not sell or ship our software, nor recognize any revenue unless we believe that collection is probable in accordance with the requirements of paragraph 8 in Statement of Position 97-2, Software Revenue Recognition, as amended. For those customers who are not credit worthy, we require prepayment of the software license fee or a letter of credit before we will ship our software. We have a history of collecting software payments when they come due without providing refunds or concessions. Consulting services are generally billed bi-weekly and maintenance services are billed annually or monthly. If a customer becomes significantly delinquent or their credit deteriorates, we typically put the account on hold and do not recognize any further services revenue (and in most cases we withdraw support and/or our implementation staff) until the situation has been resolved.

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

•	Goodwill and Intangible Assets. Our business combinations typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and potential impairment charges we may incur. The determination of the value of such intangible assets and the annual impairment tests required by Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, requires management to make estimates of future revenues, customer retention rates and other assumptions that affect our consolidated financial statements.

Goodwill is tested annually for impairment, or more frequently if events or changes in business circumstances indicate the asset might be impaired, using a two-step process that compares the fair value of future cash flows under the “Discounted Cash Flow Method of the Income Approach” to the carrying value of goodwill allocated to our reporting units. We recorded an impairment charge of $9.7 million in fourth quarter 2005 to write-off all goodwill in our In-Store Systems business segment. In recent years the In-Store Systems business segment has performed below expectations, we believe in part due to the fact that a majority of the near-term replacement cycle activity has been in the grocery sector where we do not actively market our point-of-sale systems. As a result, we have adjusted the expectations for point-of-sale systems in our operating plans and are currently projecting a slower growth rate in this business segment. The impairment charge is reported as a separate component of operating expenses in our consolidated statements of income under the caption “Loss on Impairment of Goodwill.” No indications of impairment have been identified with respect to the goodwill in our Retail Enterprise Systems and Collaborative Solutions business segments.

Trademarks are tested annually for impairment, or more frequently if events or changes in business circumstances indicate the assets might be impaired, using the “Relief from Royalty Method of the Income Approach.” The premise of this valuation method is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the asset and assumes that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. Substantially all of our trademarks were acquired in connection with the acquisition of E3. We have assigned indefinite useful lives to our trademarks, and ceased amortization, as we believe there are no legal, regulatory, contractual, competitive, economic, or other factors that would limit their useful lives. In addition, we intend to indefinitely develop next generation products under our trademarks and expect them to contribute to our cash flows indefinitely. Impairment losses of $200,000 and $1.1 million were recorded in fourth quarter 2005 and 2004, respectively on the trademarks acquired from E3. These charges are reported as a separate component of operating expenses in our consolidated statements of income under the caption “Loss on Impairment of Trademark.” The impairment losses result from a lower software revenue forecast and a flattening of the projected revenue growth curve, rather than a change in legal, regulatory, contractual, competitive, economic, or other factors that would limit the useful lives of the E3 trademarks.

Acquired software technology is capitalized if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. Amortization of software technology is reported as a cost of product revenues in accordance with Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”). Software technology is amortized on a product-by-product basis with the amortization recorded for each product being the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The estimated economic lives of our acquired software technology range from 5 years to 15 years.

Customer lists are amortized on a straight-line basis over estimated useful lives ranging from 8 years to 13 years. The values allocated to customer list intangibles are based on the projected economic life of each acquired customer base, using historical turnover rates and discussions with the management of the acquired companies. We also obtain third party appraisals to support our allocation of the purchase price to these assets. We estimate the economic lives of these assets using the historical life experiences of the acquired companies as well as our historical experience with similar customer accounts for products that we have developed internally. We review customer attrition rates for each significant acquired customer group on a quarterly basis to ensure the rate of attrition is not increasing and if revisions to the estimated economic lives are required.

•	Product Development. The costs to develop new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established in accordance with Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed. We consider technological feasibility to have occurred when all planning, designing, coding and testing have been completed according to design specifications. Once technological feasibility is established, any additional costs would be capitalized. We believe our current process for developing software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

•	Income Taxes. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We follow specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide valuation allowances when recovery of deferred tax assets is not considered likely.

We exercise significant judgment in determining our income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. In addition, we obtain an external review of our income tax provision by an independent tax advisor prior to the filing of our quarterly and annual reports. Uncertainties arise as a consequence of the actual source of taxable income between domestic and foreign locations, the outcome of tax audits and the ultimate utilization of tax credits. Although we believe our estimates are reasonable, the final tax determination could differ from our recorded income tax provision and accruals. In such case, we would adjust the income tax provision in the period in which the facts that give rise to the revision become known. These adjustments could have a material impact on our income tax provision and our net income for that period.

•	Stock-Based Compensation. We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). As permitted under SFAS No. 123, we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and account for stock-based compensation using the intrinsic-value method. Under the intrinsic-value method, we recognize no compensation cost for our employee stock options and purchases under our employee stock purchase plans in our consolidated statements of income. We provide pro forma footnote disclosure on a quarterly and annual basis of net income (loss) and net income (loss) per common share for stock option grants and shares issued under employee stock purchase plans as if the fair-value method defined in SFAS No. 123 had been applied.

Compensation expense for stock option grants under the fair value method is determined using the Black-Scholes pricing model and assumes graded vesting. The weighted average Black-Scholes value per option granted in 2004 and 2003 was $6.39 and $8.83, respectively. There were no option grants in 2005. The following table presents the effect on reported net income (loss) and earnings (loss) per share as if we had accounted for our stock option and employee stock purchase plans under the fair-value method of accounting.

	2005	2004	2003

Net income as reported	$6,960	$2,009	$2,650

Less: stock-based compensation expense, net of related tax effects	(3,627)	(4,722)	(7,305)

Pro forma net income (loss)	$3,333	$(2,713)	$(4,655)

Basic earnings per share — as reported	$.24	$.07	$.09

Diluted earnings per share — as reported	$.24	$.07	$.09

Basic earnings (loss) per share — pro forma	$.12	$(.09)	$(.16)

Diluted earnings (loss) per share — pro forma	$.11	$(.09)	$(.16)

Assumptions:

Expected dividend yield		0%	0%

Expected stock price volatility		78% to 85%	90%

Risk-free interest rate		2.25%	2.25%

Expected life of option		1.29 to 3.49 years	2.63 to 3.17 years

Compensation expense for awards of restricted stock, restricted stock units and other forms of equity based compensation are based on the market price of the underlying common stock as of the date of grant, amortized over their applicable vesting period (generally 3 years) using the straight-line method.

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), Share Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. On March 29, 2005, the SEC issued Staff Accounting Bulletin Topic 14, “Share-Based Payment” (“SAB 107”). SAB 107, which becomes effective for public companies upon their adoption of SFAS No. 123(R), describes the SEC Staff’s views in determining the assumptions that underlie the fair value estimates and interaction of SFAS No. 123(R) with certain existing SEC guidance.

We adopted SFAS No. 123(R) effective January 1, 2006 using the “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. Had we adopted SFAS No. 123(R) in prior periods, the impact of this standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings per share above. We do not expect that our outstanding stock options will result in a significant expense charge as they were fully vested prior to the adoption of SFAS No. 123(R) (see Note 15). The full impact of SFAS No. 123(R) cannot be predicted as it will depend upon levels of share-based payments granted in the future. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net cash flows from operating activities in periods after adoption. While we cannot estimate what those amounts will be in the future (because this would depend on, among other things, when employees exercise stock options), we recognized a tax benefit in 2005, 2004 and 2003 of $807,000, $126,000 and $777,000, respectively, in operating cash flows for such excess tax deductions.

A 2005 Performance Incentive Plan (“2005 Incentive Plan”) was approved by our stockholders on May 16, 2005. The 2005 Incentive Plan replaces the 1996 Stock Option Plan, 1996 Outside Directors Stock Option Plan and 1998 Non-Statutory Stock Option Plan (collectively, our “Prior Plans”) and provides for the issuance of up to 1,847,000 shares of common stock to employees, consultants and directors under stock purchase rights, stock bonuses, restricted stock, restricted stock units, performance awards, performance units and deferred compensation awards. The 2005 Incentive Plan contains certain restrictions that limit the number of shares that may be issued and cash awarded under each type of award, including a limitation that awards granted in any given year can be no more than one percent (1%) of the total number of shares of common stock outstanding as of the last day of the preceding fiscal year. Awards granted under the 2005 Incentive Plan will be in such form as the Compensation Committee shall from time to time establish and may or may not be subject to vesting conditions based on the satisfaction of service requirements, conditions, restrictions or performance criteria. We initially intend to make awards of restricted stock and restricted stock units based upon the Company’s achievement of operating goals — primarily net income targets. Should the Company successfully meet its targets, 50% of the awards will vest at the date of grant and the remaining 50% will vest ratably over a 24-month period provided the individuals remain continuously employed by the Company. Subsequent net income targets will be increased based upon the cost of the prior year’s restricted stock awards. Restricted stock and restricted stock units may also be granted as a component of an incentive package offered to new employees or to existing employees based on performance or in connection with a promotion, and will generally vest over a three-year period, commencing at the date of grant. With the adoption of the 2005 Incentive Plan, the Prior Plans have been terminated except for those provisions necessary to administer the outstanding options, all of which are fully vested.

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
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 requires that changes in accounting principle be retrospectively applied. Retrospectively applied is defined as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. The correction of an error continues to be reported as a prior period adjustment by restating prior period financial statements as of the beginning of the first period presented. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We are exposed to certain market risks in the ordinary course of our business. These risks result primarily from changes in foreign currency exchange rates and interest rates. In addition, our international operations are subject to risks related to differing economic conditions, changes in political climate, differing tax structures, and other regulations and restrictions.
      Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 41% of our total revenues in 2005, as compared to 40% and 44% in 2004 and 2003, respectively. In addition, the identifiable net assets of our foreign operations totaled 20% of consolidated net assets at December 31, 2005, as compared to 19% at December 31, 2004. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/ Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting unrealized foreign currency exchange loss of $1.0 million in 2005 and an unrealized foreign currency exchange gain of $2.5 million in 2004.
      Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net working capital as of December 31, 2005 to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the December 31, 2005 rates would result in a currency translation loss of $2.6 million before tax. We use derivative financial instruments to manage this risk.
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
      At December 31, 2005, we had forward exchange contracts with a notional value of $6.4 million and an associated net forward contract receivable of $117,000. At December 31, 2004, we had forward exchange contracts with a notional value of $5.8 million and an associated net forward contract liability of $219,000. The net forward contract liability is included in accrued expenses and other liabilities. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We prepared sensitivity analyses of the impact of changes in foreign currency exchange rates on our forward exchange contracts at December 31, 2005. Based on the results of these analyses, a 10% adverse change in all foreign currency rates from the December 31, 2005 rates would result in a net forward contract liability of $63,000 that would offset the underlying currency translation loss on our net foreign assets. We recorded a foreign currency exchange loss of $464,000 in 2005 and foreign currency exchange gains of $190,000 and $350,000 in 2004 and 2003, respectively.
      Interest rates. We invest our cash in a variety of financial instruments, including bank time deposits and variable and fixed rate obligations of the U.S. Government and its agencies, states, municipalities, commercial paper and corporate bonds. These investments are denominated in U.S. dollars. We classify all of our investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on our investments is reflected in our financial statements under the caption “Other income, net.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have suffered a decline in market value due to a change in interest rates. We hold our investment securities for purposes other than trading. The fair value of securities held at December 31, 2005 was $40.5 million, which is approximately the same as amortized cost, with interest rates generally ranging between 2% and 5%.

Item 8.	Financial Statements and Supplementary Data
      Our consolidated financial statements as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, together with the report of the independent registered public accounting firm of Deloitte & Touche LLP, are included in this Form 10-K as required by Rule 14a-3(b).

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
      Changes in Internal Controls Over Financial Reporting. During second quarter 2005, we implemented a new financial management system, which impacted substantially all of our financial processes. We believe the new system will significantly enhance the efficiency of our consolidation process and the preparation of the financial statements produced for management and external reporting. The new financial management system and the internal controls over financial reporting included in the application were tested prior to implementation and were determined to be operating effectively. Other than the implementation of the new financial management system and the additional internal controls over the computation of our quarterly and annual income tax provision which are discussed below, there have been no significant changes in our internal controls over financial reporting, or to our knowledge, in other factors that could significantly affect these controls subsequent to December 31, 2005.
      While we have not identified any material weakness or condition in our disclosure controls and procedures that would cause us to consider them ineffective for their intended purpose, we nevertheless have identified certain deficiencies in our manual accounting procedures related to the computation of our quarterly income tax provision (benefit) and analysis of deferred tax assets. These deficiencies have resulted in the Company recording various adjustments to its tax accounts related to revisions of certain tax estimates in prior years. These deficiencies did not have a material impact on the quality or accuracy of our financial statements. To correct these deficiencies, we have implemented additional internal controls over the computation of our quarterly and annual income tax provision and our analysis of deferred tax assets which include, among other procedures, (i) an external review by an independent tax advisor prior to the filing of our quarterly and annual reports, including certain foreign subsidiaries, (ii) a formal fixed asset review to ensure additions and disposals have been properly accounted for in a timely manner for tax purposes (iii) the purchase of an income tax provision software package to reduce the amount of manual calculations and the potential for human error and (iv) the hiring of an additional tax accountant.
      Management’s Report on Internal Control Over Financial Reporting. JDA Software Group, Inc. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principle executive officer and principle financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information — None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
JDA Software Group, Inc.
Scottsdale, Arizona
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that JDA Software Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 15, 2006, expressed an unqualified opinion on those financial statements.
DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 15, 2006

PART III
      Certain information required by Part III is omitted from this Form 10-K, as we intend to file our Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant
      Our directors and executive officers, and their ages as of March 15, 2006, are as follows:

Name	Age	Title

James D. Armstrong	55	Chairman

J. Michael Gullard(1),(3)	61	Director

William C. Keiper(1)	55	Director

Douglas G. Marlin(1),(2),(3)	58	Director

Jock Patton(1),(2),(3)	60	Director

Hamish N. J. Brewer	43	President and Chief Executive Officer

Kristen L. Magnuson	49	Executive Vice President and Chief Financial Officer

Christopher J. Koziol	45	Chief Operating Officer

G. Michael Bridge	42	Senior Vice President and General Counsel

David R. King	61	Senior Vice President, Product Development

Christopher J. Moore	43	Senior Vice President, Customer Support Solutions

Wayne J. Usie	39	Senior Vice President of the Americas

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating and Governance Committee
Directors:
      James D. Armstrong has been a Director since co-founding our Company in 1985 and currently serves as Chairman of the Board. Mr. Armstrong also served as Co-Chairman of the Board from January 1999 to August 2000. Mr. Armstrong served as our Chief Executive Officer from July 1999 to July 2003, as Co-Chief Executive Officer from January 1999 to July 1999, and as Chief Executive Officer from 1985 to October 1997. Mr. Armstrong founded JDA Software Services, Ltd., a Canadian software development company, in 1978 and served as its President until 1987. Mr. Armstrong is a director of Omnilink Systems, Inc., a privately-held high-tech company that provides Vital Status Services tracking via GPS, cellular triangulation, RFID and situation-specific sensor devices. Mr. Armstrong also serves as a Trustee for the Arizona State University Foundation. Mr. Armstrong studied engineering at Ryerson Polytechnic Institute in Toronto, Ontario.
      J. Michael Gullard has been a Director since January 1999. Mr. Gullard has been the General Partner of Cornerstone Management, a venture capital and consulting firm specializing in software and data communications companies since 1984. Mr. Gullard also serves as a director and President of Celeritek Windup Corporation, a publicly-held company which is in the process of liquidating its assets and distributing cash to its shareholders, as Chairman of the Board and Audit Committee of DynTek, Inc., a publicly-held company which provides professional technology services to government, education and mid-market commercial customers, and as a director and Chairman of the Audit Committee of Alliance Semiconductor Corporation, a publicly-held corporation that provides high-value memory, mixed-signal and system solution semiconductor products designed, developed and marketed for the communications, computing, consumer and industrial markets. Mr. Gullard previously served as Chairman of Merant PLC (formerly Micro Focus Group Ltd.) from 1996 to 2004, a former publicly-held corporation headquartered in England with extensive operations in the United States that specialized in change management software tools and merged with Serena Software, Inc. in 2004, as Chairman of NetSolve, Incorporated from 1992 to 2004, a former publicly-held corporation which provides IT infrastructure management services on an out-sourced basis that was sold to Cisco Corporation in 2004, as Chief Executive Officer and Chief Financial Officer of Telecommunications Technology, Inc. from 1979 to 1984, and held a variety of financial and operational management positions at Intel Corporation from 1972 to 1979. Mr. Gullard currently serves as Chairman of Mainsoft Corp., a private company and has formerly served as a Director of other technology companies. Mr. Gullard attended Stanford University where he received a Bachelor of Arts Degree in Economics and a Masters Degree from the Graduate School of Business.
      William C. Keiper has been a Director since April 1998. Mr. Keiper is President and Chief Executive Officer, and a member of the Board of Directors, of Hypercom Corporation, a New York Stock Exchange-listed company that provides secure payment transaction solutions. Mr. Keiper also currently serves on the Board of Directors of Zones, Inc., a direct catalog marketer of PC-related products and software, and on the Board of Directors and Audit Committee of Smith Micro Software, Inc., a developer of application software and wireless technology solutions. From 1993 to 1997, Mr. Keiper was Chief Executive Officer and Chairman of the Board of Directors of Artisoft, Inc., a publicly-held software company that develops and markets computer telephony and communications software. From 1986 to 1993, Mr. Keiper held a variety of executive positions, including President and Chief Operating Officer, with MicroAge, Inc., a publicly-held distributor and integrator of information technology products and services and a Fortune Services 500 company. More recently, Mr. Keiper served as Chairman and Chief Executive Officer of Arrange Technology LLC, a software development services outsourcing company, from 2002 to 2005. Mr. Keiper received a Bachelor of Science degree in Business (finance major) from Eastern Illinois University, a Juris Doctorate degree from Arizona State University and a Masters degree in International Management from the Thunderbird American Graduate School of International Management.
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
      Jock Patton has been a Director since January 26, 1999. Mr. Patton is a private investor and is Chairman of the ING Funds Unified Board which oversees over $60 billion mutual fund assets. He is also Chairman of Swift Transportation Company, the leading full truckload carrier in the United States. Mr. Patton previously served as Chief Executive Officer of Rainbow Multimedia Group, Inc., a producer of digital entertainment, from 1999 to 2001. From 1992 to 1997, Mr. Patton served as a Director and President of StockVal, Inc., an SEC registered investment advisor providing securities analysis software and proprietary data to mutual funds, major money managers and brokerage firms worldwide. Prior to 1992, Mr. Patton was a Partner and Director in the law firm of Streich Lang where he founded and headed the Corporate/Securities Practice Group. Mr. Patton has previously served on the Board of Directors of various public and private companies, including America West Airlines, Inc. Mr. Patton holds an A.B. Degree in Political Science and Juris Doctorate, both from the University of California.
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
      Kristen L. Magnuson has served as our Chief Financial Officer since September 1997 and was promoted to Executive Vice President from Senior Vice President in March 2001. Prior to that, Ms. Magnuson served as Vice President of Finance and Planning for Michaels Stores, Inc., a publicly-held arts and craft retailer from 1990 to 1997, as Senior Vice President and Controller of MeraBank FSB, an $8 billion financial institution, from 1987 to 1990, and various positions including Audit Principal in the audit department of Ernst & Young from 1978 to 1987. Ms. Magnuson is a Certified Public Accountant and received a Bachelor of Business Administration Degree in Accounting from the University of Washington.
      Christopher J. Koziol has served as our Chief Operating Officer since June 2005. Prior to that, Mr. Koziol served as Managing Director of Mission Advisors, LLC, a privately-held firm that provides early stage turnaround consulting, strategy, business development and operations management advisory services to small and medium-sized enterprises from

2001 to 2005. From 1985 to 2001, Mr. Koziol held a variety of executive positions, including President and Chief Operating Officer, with MicroAge, Inc., a publicly-held distributor and integrator of information technology products and services and a Fortune 500 company, and as an Account Executive with Western Office Systems from 1983 to 1985. Mr. Koziol worked in various sales and sales management positions with the Pepsi-Cola Bottling Group from 1982 to 1983. Mr. Koziol received a Bachelor of Science degree in Business Administration, Marketing from the University of Arizona and is a graduate of the Harvard Business School Program for Management Development.
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
      The information relating to executive compensation is incorporated by reference to the Proxy Statement under the captions “Compensation of Directors,” “Executive Compensation — Summary Compensation Table,” “Employment and Change of Control Arrangements,” “Option Grants in Last Fiscal Year,” “Aggregate Option Exercises During Fiscal 2005 and 2005 Year End Option Values,” “Ten-Year Option Repricing,” “Compensation Committee Interlocks and Insider Participation,” “Report of The Compensation Committee on Executive Compensation,” and “Stock Performance Graph.”

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
      The information relating to principal accountant fees and services is incorporated by reference to the Proxy Statement under the captions “Report of the Audit Committee — Principal Accounting Firm Fees” and “Report of the Audit Committee — Policy for Approving Audit and Permitted Non-Audit Services of the Independent Auditor.”
PART IV

Item 15.	Exhibits and Financial Statement Schedules

a.	The following documents are filed as part of this Report:
      1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2005 and 2004

Consolidated Statements of Income — Three Years Ended December 31, 2005

Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Three Years Ended December 31, 2005

Consolidated Statements of Cash Flows — Three Years Ended December 31, 2005

Notes to Consolidated Financial Statements — Three Years Ended December 31, 2005
      2. Financial Statement Schedules — None
      3. Exhibits — See Exhibit Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
JDA Software Group, Inc.
Scottsdale, Arizona
      We have audited the accompanying consolidated balance sheets of JDA Software Group, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of JDA Software Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 15, 2006

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands, except
	share amounts)

ASSETS

Current Assets:

Cash and cash equivalents	$71,035	$61,344

Marketable securities	40,472	35,778

	111,507	97,122

Accounts receivable, net	42,415	39,524

Deferred tax asset	4,361	3,578

Prepaid expenses and other current assets	8,142	8,242

Promissory note receivable	1,213	2,736

Total current assets	167,638	151,202

Property and Equipment, net	42,825	48,324

Goodwill	60,531	69,901

Other Intangibles, net:

Customer lists	24,775	28,347

Acquired software technology	15,739	20,749

Trademarks	2,391	2,591

Total other intangibles, net	42,905	51,687

Deferred Tax Asset	16,673	11,453

Total assets	$330,572	$332,567

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$1,768	$3,104

Accrued expenses and other liabilities	18,677	24,645

Income tax payable	1,386	215

Deferred revenue	26,775	28,418

Total current liabilities	48,606	56,382
Commitments and Contingencies (Notes 13 and 14)

Stockholders’ Equity:

Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—

Common stock, $.01 par value; authorized, 50,000,000 shares; issued 30,222,983 and 29,596,697 shares, respectively	302	296

Additional paid-in capital	257,816	248,633

Deferred compensation	(725)	—

Retained earnings	38,972	32,012

Accumulated other comprehensive loss	(1,188)	(204)

	295,177	280,737

Less treasury stock, at cost, 1,162,202 and 414,702 shares, respectively	(13,211)	(4,552)

Total stockholders’ equity	281,966	276,185

Total liabilities and stockholders’ equity	$330,572	$332,567

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)

REVENUES:

Software licenses	$58,508	$59,211	$59,283

Maintenance services	86,417	80,240	71,111

Product revenues	144,925	139,451	130,394

Consulting services	64,901	71,251	70,167

Reimbursed expenses	5,997	6,172	6,858

Service revenues	70,898	77,423	77,025

Total revenues	215,823	216,874	207,419

COST OF REVENUES:

Cost of software licenses	1,638	2,191	1,315

Amortization of acquired software technology	5,009	5,158	4,518

Cost of maintenance services	22,700	19,975	17,373

Cost of product revenues	29,347	27,324	23,206

Cost of consulting services	50,882	53,229	58,233

Reimbursed expenses	5,997	6,172	6,858

Cost of service revenues	56,879	59,401	65,091

Total cost of revenues	86,226	86,725	88,297

GROSS PROFIT	129,597	130,149	119,122

OPERATING EXPENSES:

Product development	44,351	52,800	48,529

Sales and marketing	40,386	45,608	41,612

General and administrative	27,071	24,922	23,473

Amortization of intangibles	3,572	3,388	3,067

Restructuring charges and adjustments to acquisition-related reserves	2,439	6,105	—

Loss on impairment of goodwill	9,713	—	—

Loss on impairment of trademarks	200	1,100	—

Relocation costs to consolidate development and support activities	—	—	1,794

Gain on sale of office facility	—	—	(639)

Total operating expenses	127,732	133,923	117,836

OPERATING INCOME (LOSS)	1,865	(3,774)	1,286

Net gain on acquisition breakup fee	—	1,200	—

Other income	2,637	2,130	1,347

INCOME (LOSS) BEFORE INCOME TAXES	4,502	(444)	2,633

Income tax benefit	2,458	2,453	17

NET INCOME	$6,960	$2,009	$2,650

BASIC EARNINGS PER SHARE	$.24	$.07	$.09

DILUTED EARNINGS PER SHARE	$.24	$.07	$.09

SHARES USED TO COMPUTE:

Basic earnings per share	28,825	29,072	28,645

Diluted earnings per share	29,290	29,494	29,104

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

						Accumulated
	Common Stock		Additional	Deferred		Other
			Paid-In	Stock	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Compensation	Earnings	Loss	Stock	Total

	(In thousands, except share amounts)

Balance, January 1, 2003	28,696,688	$287	$237,120	$—	$27,353	$(4,199)	$(3,795)	$256,766

Issuance of common stock:

Stock options exercised	348,056	3	3,728					3,731

Employee stock purchase plan	385,003	4	4,067					4,071

Tax benefit — stock compensation			777					777

Reversal of tax valuation allowance			1,024					1,024

Purchase of treasury stock							(757)	(757)

Comprehensive income:

Net income					2,650			2,650

Unrealized loss on marketable securities available-for-sale, net						(3)		(3)

Foreign translation adjustment						1,530		1,530

Comprehensive income								4,177

Balance, December 31, 2003	29,429,747	294	246,716	—	30,003	(2,672)	(4,552)	269,789

Issuance of common stock:

Stock options exercised	166,950	2	1,791					1,793

Tax benefit — stock compensation			126					126

Comprehensive income:

Net income					2,009			2,009

Unrealized loss on marketable securities available-for-sale, net						(13)		(13)

Foreign translation adjustment						2,481		2,481

Comprehensive income								4,477

Balance, December 31, 2004	29,596,697	296	248,633	—	32,012	(204)	(4,552)	276,185

Issuance of common stock:

Stock options exercised	626,286	6	7,252					7,258

Tax benefit — stock compensation			807					807

Deferred stock compensation — restricted stock			300	(300)

Issuance of restricted stock units			775	(775)

Amortization of deferred stock compensation				350				350

Stock compensation — accelerated vesting of stock options			49					49

Purchase of treasury stock							(8,659)	(8,659)

Comprehensive income:

Net income					6,960			6,960

Unrealized gain on marketable securities available-for-sale, net						21		21

Foreign translation adjustment						(1,005)		(1,005)

Comprehensive income								5,976

Balance, December 31, 2005	30,222,983	$302	$257,816	$(725)	$38,972	$(1,188)	$(13,211)	$281,966

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(In thousands)

Operating Activities:

Net income	$6,960	$2,009	$2,650

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	17,764	17,752	16,285

Provision for doubtful accounts	1,600	—	500

Tax benefit — stock options and employee stock purchase plan and other	807	135	777

Net gain on disposal of property and equipment	(30)	(5)	(595)

Stock-based compensation expense	399	—	—

Net gain on acquisition breakup fee	—	(1,200)	—

Loss on impairment of goodwill	9,713	—	—

Loss on impairment of trademarks	200	1,100	—

Deferred income taxes	(6,003)	(5,713)	(7,018)

Changes in assets and liabilities, net of effects from acquisitions:

Accounts receivable	(4,358)	1,561	6,161

Income tax receivable	—	2,716	4,714

Prepaid expenses and other current assets	103	1,569	956

Accounts payable	(1,297)	595	(481)

Accrued expenses and other liabilities	(4,579)	2,072	(3,847)

Income tax payable	852	370	—

Deferred revenue	(1,595)	1,884	(283)

Net cash provided by operating activities	20,536	24,845	19,819

Investing Activities:

Purchase of marketable securities	(33,011)	(53,728)	(58,363)

Sales of marketable securities	—	12,473	100

Maturities of marketable securities	28,338	42,730	51,784

Acquisition breakup fee	—	3,750	—

Purchase of Timera Texas, Inc.	—	(13,574)	—

Purchase of Vista Software Solutions, Inc.	—	—	(4,006)

Purchase of Engage, Inc.	—	—	(3,349)

Payment of direct costs related to acquisitions	(649)	(596)	(708)

Payments received on promissory note receivable	1,523	175	106

Purchase of corporate office facility	—	(23,767)	—

Purchase of property and equipment	(4,860)	(12,067)	(10,395)

Proceeds from disposal of property and equipment	631	491	2,022

Net cash used in investing activities	(8,028)	(44,113)	(22,809)

Financing Activities:

Issuance of common stock — stock option plans	7,258	1,793	3,731

Issuance of common stock — employee stock purchase plan	—	—	4,071

Purchase of treasury stock	(8,659)	—	(757)

Payments on capital lease obligations	(13)	(70)	(255)

Net cash provided by (used in) financing activities	(1,414)	1,723	6,790

Effect of exchange rates on cash and cash equivalents	(1,403)	1,425	2,599

Net increase (decrease) in cash and cash equivalents	9,691	(16,120)	6,399

Cash and Cash Equivalents, Beginning of Year	61,344	77,464	71,065

Cash and Cash Equivalents, End of Year	$71,035	$61,344	$77,464

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(In thousands)

Supplemental Disclosures of Cash Flow Information:

Cash paid for income taxes	$2,417	$3,757	$4,419

Cash paid for interest	$200	$317	$34

Cash received for income tax refunds	$316	$3,296	$—

Supplemental Disclosures of Non-cash Investing Activities:

Increase (reduction) of goodwill recorded in acquisitions	$342	$(884)	$—

Acquisition of Timera Texas, Inc.:

Fair value of current assets acquired		$(1,205)

Fair value of fixed assets acquired		(250)

Goodwill		(8,388)

Software technology		(4,600)

Customer lists		(1,100)

Fair value of deferred revenue acquired		1,487

Total acquisition cost of Timera Texas, Inc.		(14,056)

Reserves for direct costs related to the transaction		482

Total cash expended to acquire Timera Texas, Inc.		$(13,574)

Acquisition of Vista Software Solutions, Inc.:

Fair value of current assets acquired			$(662)

Software technology			(1,100)

Customer lists			(1,110)

Other intangible assets			(80)

Goodwill			(2,290)

Fair value of deferred revenue acquired			681

Total acquisition cost of Vista Software Solutions, Inc.			(4,561)

Reserves for direct costs related to the transaction			555

Total cash expended to acquire Vista Software Solutions, Inc.			$(4,006)

Acquisition of Engage, Inc.:

Fair value of fixed assets acquired			$(350)

Software technology			(2,200)

Customer lists			(2,100)

Goodwill			(306)

Fair value of deferred revenue acquired			1,488

Total acquisition cost of Engage, Inc.			(3,468)

Reserves for direct costs related to the transaction			119

Total cash expended to acquire Engage, Inc.			$(3,349)

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2005
(In thousands, except percentages, shares, per share amounts or as otherwise stated)

1.	Summary of Significant Accounting Policies
      Nature of Business. We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, inventory transaction support, e-commerce, inventory optimization and replenishment, collaborative planning and forecasting, space and floor planning, and store operations requirements of the retail industry and its suppliers. Our solutions enable customers to manage and optimize their inventory flows throughout the demand chain to the consumer, and provide optimized labor scheduling for retail store operations. Our customers include over 4,900 of the world’s leading retail, consumer package goods (“CPG”) manufacturing and wholesale organizations. We have organized our business segments around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry. We employ approximately 1,100 associates and conduct business from 26 offices in three geographic regions: the Americas (includes the United States, Canada, and Latin America), Europe (includes the Middle East and South Africa), and Asia/ Pacific. Our corporate offices are located in Scottsdale, Arizona.
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
      Certain reclassifications have been made to the December 31, 2004 balance sheet, the cash flow statement for the year ended December 31, 2004 and certain footnote disclosures to conform to the current presentation. Auction rate securities, historically classified as cash and cash equivalents, were reclassified to marketable securities in 2005. As a result of this reclassification, cash and cash equivalents previously reported at December 31, 2004 decreased by $15.6 million while marketable securities increased by the same amount.
      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, which is based upon an evaluation of our customers’ ability to pay and general economic conditions; the useful lives of property and equipment; the useful lives of intangible assets, which are based upon valuation reports prepared by independent third party valuation specialists; the recoverability or impairment of intangible asset values, which are based upon valuation reports prepared by independent third party valuation specialists; deferred revenue; reserves for the direct costs of acquisitions; and our effective income tax rate and deferred tax assets which are based upon our expectations of future taxable income, allowable deductions, and projected tax credits. Actual results could differ from these estimates.
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
      Cash and Cash Equivalents and Marketable Securities. Cash and cash equivalents consist of cash held in bank demand deposits, money market securities, and highly liquid investments with remaining maturities of

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
three months or less at the date of purchase. The market value of these financial instruments approximates cost. Marketable securities include U.S. Government securities, obligations of state agencies, commercial paper and corporate bonds. Management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All marketable securities are recorded at market value and have been classified as available-for-sale at December 31, 2005 and 2004. Unrealized holding gains and losses, net of the related income tax effect, are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are determined using the specific identification method.
      Accounts Receivable. We typically provide installment payment terms on most software license sales. Software licenses are generally due in installments within twelve months from the date of delivery. Customers are reviewed for creditworthiness before we enter into a new arrangement that provides for software and/or a service element. We do not sell or ship our software, nor recognize any revenue unless we believe that collection is probable in accordance with the requirements of paragraph 8 in Statement of Position 97-2, Software Revenue Recognition, as amended. For those customers who are not credit worthy, we require prepayment of the software license fee or a letter of credit before we will ship our software. We have a history of collecting software payments when they come due without providing refunds or concessions. Consulting services are generally billed bi-weekly and maintenance services are billed annually or monthly. If a customer becomes significantly delinquent or their credit deteriorates, we typically put the account on hold and do not recognize any further services revenue (and in most cases we withdraw support and/or our implementation staff) until the situation has been resolved.
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
      Property and Equipment and Long-Lived Assets. Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the following estimated useful lives: computers, internal use software, furniture and fixtures — two to seven years; buildings and improvements — fifteen to forty years; automobiles — three years; leasehold improvements — the shorter of the initial lease term or the estimated useful life of the asset.
      Business Combinations. We have applied Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”) to all of our business combinations during the three years ended December 31, 2005. SFAS No. 141 requires the purchase method of accounting on all business combinations, provides guidance on the initial recognition and measurement of goodwill arising from business combinations and identifies the types of acquired intangible assets that are to be recognized and reported separate from goodwill. The total purchase price of each acquired company has been allocated to the acquired assets and liabilities based on their fair values (see Note 2).
      Goodwill. Goodwill represents the excess of the purchase price over the net assets acquired in our business combinations. We account for goodwill in accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS No 142”). Goodwill is tested annually for impairment, or more frequently if events or changes in business circumstances indicate the asset might be

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
impaired, using a two-step process that compares the fair value of future cash flows under the “Discounted Cash Flow Method of the Income Approach” to the carrying value of goodwill allocated to our reporting units. The first step compares the book value of each reporting unit to its estimated fair value. The second step, which is only required when the book value of a reporting unit exceeds its fair value, compares the implied fair value of goodwill in a reporting unit to its book value. The implied fair value of goodwill in a reporting unit is determined by allocating the fair value of all assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. If the implied fair value of goodwill in a reporting unit is less than the carrying amount, an impairment charge is recorded for the difference.
      We recorded an impairment charge of $9.7 million in fourth quarter 2005 to write-off all goodwill in our In-Store Systems business segment. No indications of impairment have been identified with respect to the goodwill in our Retail Enterprise Systems and Collaborative Solutions business segments (see Note 7).
      Intangible Assets. Intangible assets consist of software technology, customer lists and trademarks acquired in our business combinations.
      Acquired software technology is capitalized if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. Amortization of software technology is reported as a cost of product revenues in accordance with Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”). Software technology is amortized on a product-by-product basis with the amortization recorded for each product being the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The estimated economic lives of our acquired software technology range from 5 years to 15 years (see Note 7).
      Customer lists are amortized on a straight-line basis over estimated useful lives ranging from 8 years to 13 years. The values allocated to customer list intangibles are based on the projected economic life of each acquired customer base, using historical turnover rates and discussions with the management of the acquired companies. We also obtain third party appraisals to support our allocation of the purchase price to these assets. We estimate the economic lives of these assets using the historical life experiences of the acquired companies as well as our historical experience with similar customer accounts for products that we have developed internally. We review customer attrition rates for each significant acquired customer group on a quarterly basis to ensure the rate of attrition is not increasing and if revisions to the estimated economic lives are required (see Note 7).
      Trademarks are tested annually for impairment, or more frequently if events or changes in business circumstances indicate the assets might be impaired, using the “Relief from Royalty Method of the Income Approach.” The premise of this valuation method is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the asset and assumes that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. Substantially all of our trademarks were acquired in connection with the acquisition of E3 Corporation (“E3”). We have assigned indefinite useful lives to our trademarks, and ceased amortization, as we believe there are no legal, regulatory, contractual, competitive, economic, or other factors that would limit their useful lives. In addition, we intend to indefinitely develop next generation products under our trademarks and expect them to contribute to our cash flows indefinitely. Impairment losses of $200,000 and $1.1 million were recorded in fourth quarter 2005 and 2004, respectively on the trademarks acquired from E3 (see Note 7).

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
      Consulting and training services are separately priced and stated in our arrangements, are generally available from a number of suppliers, and are not essential to the functionality of our software products. Consulting services include project management, system planning, design and implementation, customer configurations, and training. These services are generally billed bi-weekly on an hourly basis or pursuant to the terms of a fixed price contract. Consulting services revenue billed on an hourly basis is recognized as the work is performed. Under fixed price contracts, including milestone-based arrangements, consulting services revenue is recognized using the proportional performance method by relating hours incurred to date to total estimated hours at completion. Training revenues are included in consulting revenues in the Company’s consolidated statements of income and are recognized once the training services are provided. VSOE for consulting and training services is based upon the hourly or per class rates charged when those services are sold separately. We offer hosting services on certain of our software products under arrangements in which the end users do not take possession of the software. Revenues from hosting services are included in consulting revenues, billed monthly and recognized as the services are provided. Revenues from our hardware reseller business are also included in consulting revenues, reported net (i.e., the amount billed to a customer less the

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amount paid to the supplier) pursuant to EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and recognized upon shipment of the hardware.
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
      Reimbursed Expenses. We classify reimbursed expenses in both service revenues and cost of service revenues in our consolidated statements of income pursuant to Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.
      Product Development. The costs to develop new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established in accordance with Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed. We consider technological feasibility to have occurred when all planning, designing, coding and testing have been completed according to design specifications. Once technological feasibility is established, any additional costs would be capitalized. We believe our current process for developing software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.
      Restructuring Charges. Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) has been applied to all exit or disposal activities initiated by the Company since December 31, 2002 (see Note 9). Under SFAS No. 146, the liability for costs associated with exit or disposal activities is recognized and measured initially at fair value only when the liability is incurred, rather than at the date the Company committed to the exit plan. Restructuring charges are not directly identified with a particular business segment and as a result, management does not consider these charges in the evaluation of the operating income (loss) from the business segments.
      In-Process Research and Development. In business combinations accounted for using the purchase method of accounting, the amount of purchase price allocated to in-process research and development (“IPR&D”) is expensed at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of SFAS No. 2. IPR&D consists of products or technologies in the development stage for which technological feasibility has not been established and which we believe have no alternative use. There were no allocations made to IPR&D on any of our business combinations during the three years ended December 31, 2005.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Derivative Instruments and Hedging Activities. We use derivative financial instruments, primarily forward exchange contracts to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities. Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign denominated assets and liabilities.
      At December 31, 2005, we had forward exchange contracts with a notional value of $6.4 million and an associated net forward contract receivable of $117,000. At December 31, 2004, we had forward exchange contracts with a notional value of $5.8 million and an associated net forward contract liability of $219,000. The net forward contract liability is included in accrued expenses and other liabilities. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded a foreign currency exchange loss of $464,000 in 2005 and foreign currency exchange gains of $190,000 and $350,000 in 2004 and 2003, respectively.
      Stock-Based Compensation. We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. As permitted under SFAS No. 123, we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and account for stock-based compensation using the intrinsic-value method. Under the intrinsic-value method, we recognize no compensation cost for our employee stock options and purchases under our employee stock purchase plans in our consolidated statements of income. We provide pro forma disclosure on a quarterly and annual basis of net income (loss) and net income (loss) per common share for stock option grants and shares issued under employee stock purchase plans as if the fair-value method defined in SFAS No. 123 had been applied.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Compensation expense for stock option grants under the fair value method is determined using the Black-Scholes pricing model and assumes graded vesting. The weighted average Black-Scholes value per option granted in 2004 and 2003 was $6.39 and $8.83, respectively. There were no option grants in 2005. The following table presents the effect on reported net income (loss) and earnings (loss) per share as if we had accounted for our stock option and employee stock purchase plans under the fair-value method of accounting.

	2005	2004	2003

Net income as reported	$6,960	$2,009	$2,650

Less: stock-based compensation expense, net of related tax effects	(3,627)	(4,722)	(7,305)

Pro forma net income (loss)	$3,333	$(2,713)	$(4,655)

Basic earnings per share — as reported	$.24	$.07	$.09

Diluted earnings per share — as reported	$.24	$.07	$.09

Basic earnings (loss) per share — pro forma	$.12	$(.09)	$(.16)

Diluted earnings (loss) per share — pro forma	$.11	$(.09)	$(.16)

Assumptions:

Expected dividend yield		0%	0%

Expected stock price volatility		78% to 85%	90%

Risk-free interest rate		2.25%	2.25%

Expected life of option		1.29 to 3.49 years	2.63 to 3.17 years
      Compensation expense for awards of restricted stock, restricted stock units and other forms of equity based compensation are based on the market price of the underlying common stock as of the date of grant, amortized over their applicable vesting period (generally 3 years) using the straight-line method.
      On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), Share Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. On March 29, 2005, the SEC issued Staff Accounting Bulletin Topic 14, “Share-Based Payment” (“SAB 107”). SAB 107, which becomes effective for public companies upon their adoption of SFAS No. 123(R), describes the SEC Staff’s views in determining the assumptions that underlie the fair value estimates and interaction of SFAS No. 123(R) with certain existing SEC guidance.
      We adopted SFAS No. 123(R) effective January 1, 2006 using the “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. Had we adopted SFAS No. 123(R) in prior periods, the impact of this standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings per share above. We do not expect that our outstanding stock options will result in a significant expense charge as they were fully vested prior to the adoption of SFAS No. 123(R) (see Note 15). We no longer use stock options for stock-based compensation. Rather, a 2005 Performance Incentive Plan has been adopted that provides for the issuance of restricted stock upon the Company’s achievement of operating goals (see Note 15). The full impact of SFAS No. 123(R) cannot be predicted as it will depend upon levels of share-based payments granted in the future. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net cash flows from operating activities in periods after adoption. While we cannot estimate what those

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amounts will be in the future (because this would depend on, among other things, when employees exercise stock options), we recognized a tax benefit in 2005, 2004 and 2003 of $807,000, $126,000 and $777,000, respectively, in operating cash flows for such excess tax deductions.
      Income taxes. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We follow specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any valuation allowances when recovery of deferred tax assets is not considered likely (see Note 17).
      Earnings per Share. Basic earnings per share (“EPS”) excludes the dilutive effect of common stock equivalents and is computed by dividing net income or loss by the weighted-average number of shares outstanding during the period. Diluted EPS includes the effect of common stock equivalents, which consist of stock options, and is computed using the weighted-average number of common and common equivalent shares outstanding during the period. The weighted average shares for 2005, 2004, and 2003 are reflected net of treasury shares (See Notes 15 and 18).
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
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 requires that changes in accounting principle be retrospectively applied. Retrospectively applied is defined as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. The correction of an error continues to be reported as a prior period adjustment by restating prior period financial statements as of the beginning of the first period presented. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

2.	Acquisitions
      Timera Texas, Inc. In January 2004, we acquired the intellectual property and certain other assets of Timera Texas, Inc. (“Timera”) for a total cost of $14.1 million, which includes the purchase price of $13.1 million plus $1.0 million in direct costs of the acquisition. Timera developed integrated workforce management solutions for the retail industry. The Timera Enterprise Workforce Management product suite expanded our JDA Portfolio and complements our existing in-store system applications with web-based functionality for labor scheduling and budgeting, time and attendance, demand forecasting, labor tracking, and other key processes for proactive store level labor management. The acquisition was accounted for as a purchase, and accordingly, the operating results of Timera have been included in our consolidated financial statements from the date of acquisition. In connection with the Timera acquisition, we extended employment offers to 51 former Timera employees, approximately two-thirds of which were in product development, and recorded $8.4 million of goodwill in our In-Store Systems reporting unit (see Note 7), $4.6 million in software

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
technology, and $1.1 million for customer lists. Pro forma operating results have not been presented as the acquisition is not material to our consolidated financial statements. The weighted average amortization period for all intangible assets acquired in this transaction that are subject to amortization is 10.4 years. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

		Weighted Average
		Amortization
	Useful Life	Period

Fair value of current assets acquired			$1,205

Fair value of fixed assets acquired			250

Goodwill			8,388

Software technology	10 years	10 years	4,600

Customer lists	12 years	12 years	1,100

Fair value of deferred revenue acquired			(1,487)

Total acquisition cost of Timera Texas, Inc.			14,056

Reserves for direct costs related to the acquisition			(482)

Total cash expended to acquire Timera Texas, Inc.			$13,574

      Engage, Inc. In August 2003, we acquired substantially all the remaining assets of Engage, Inc. (“Engage”) for a total cost of $3.5 million, which includes the cash purchase price of $3.0 million plus $468,000 in direct costs of the acquisition. Engage developed enterprise advertising, marketing and promotion software solutions that improve a retailer’s promotion planning process and their delivery of marketing and advertising content. We have merged the advanced digital asset, content management and ad layout capabilities of the Engage products with our existing Portfolio Revenue Management application to add functionality to our JDA Portfolio that streamlines the communication and collaboration among a retailer’s merchandising, promotions, production and store operation teams. The acquisition was accounted for as a purchase, and accordingly, the operating results of Engage have been included in our consolidated financial statements from the date of acquisition. Pro forma operating results have not been presented as the acquisition is not material to our consolidated financial statements. In connection with the Engage acquisition, we recorded $306,000 of goodwill in our Retail Enterprise Systems reporting unit. The initial weighted average amortization period for all intangible assets acquired in this transaction that are subject to amortization is 7.4 years. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

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

      Vista Software Solutions, Inc. In April 2003, we acquired substantially all the intellectual property and active customer agreements of Vista Software Solutions, Inc. (“Vista”) for a total cost of $4.6 million, which includes the cash purchase price of $3.8 million plus $780,000 in direct costs of the acquisition. Vista

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
developed collaborative business-to-business software solutions that enable retailers and consumer goods manufacturers to more efficiently synchronize and integrate data, including product descriptions, product images, pricing and promotion information throughout their supply and demand chains. Vista’s solutions also enable consumer goods manufacturers to manage trade promotions, minimize trade deductions costs and more accurately forecast product demand. With this acquisition, we expanded the JDA Portfolio with complementary software products that leverage the Microsoft .Net Platform and address the critical need for server-to-server data synchronization in Internet-based collaborative commerce. The acquisition was accounted for as a purchase, and accordingly, the operating results of Vista have been included in our consolidated financial statements from the date of acquisition. Pro forma operating results have not been presented as the acquisition is not material to our consolidated financial statements. In connection with the Vista acquisition, we recorded $229,000 of goodwill in our Retail Enterprise Systems reporting unit and $2.1 million of goodwill in our Collaborative Solutions reporting unit. The initial weighted average amortization period for all intangible assets acquired in this transaction that are subject to amortization is 7.9 years. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

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

      Termination of Our Agreement to Acquire QRS Corporation. In September 2004, QRS Corporation (“QRS”) exercised its right, upon payment of a $3.8 million fee, to terminate our Agreement and Plan of Merger in order to accept a superior proposal from an unrelated third party. The termination fee is included in the consolidated statements of income under the caption “Net gain on acquisition breakup fee” and is reported net of $2.6 million of directed costs that we incurred on this transaction up to the date of termination.

3.	Marketable Securities
      We invest our excess cash in short-term, interest-bearing instruments that have a low risk of capital loss, such as U.S. government securities, commercial paper and corporate bonds, and money market securities. Commercial paper must be rated “1” by 2 of the 5 nationally recognized statistical rating organizations. Corporate bonds must be rated Aa2 or AA or better by Moody’s and S&P, respectively. All marketable securities held at December 31, 2005 have contractual maturities of one year or less. Expected maturities could differ from contractual maturities as borrowers may have the right to call or prepay obligations with or

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
without call or prepayment penalties. The amortized cost, gross unrealized gains and losses and fair value of marketable securities at December 31, 2005 and 2004 are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Market Value

2005

U.S. Government agencies	$20,566	$74	$11	$20,629

Auction Rate Securities	15,200	—	—	15,200

Corporate	4,647	2	6	4,643

Marketable securities	$40,413	$76	$17	$40,472

2004

U.S. Government agencies	$15,093	$42	$10	$15,125

Auction Rate Securities	15,650	—	—	15,650

Corporate	5,010	—	7	5,003

Marketable securities	$35,753	$42	$17	$35,778

4.	Accounts Receivable, Net
      At December 31, 2005 and 2004 accounts receivable consist of the following:

	2005	2004

Trade receivables	$44,677	$41,924

Less allowance for doubtful accounts	(2,262)	(2,400)

Total	$42,415	$39,524

      A summary of changes in the allowance for doubtful accounts for the three-year period ended December 31, 2005 is as follows:

	2005	2004	2003

Balance at beginning of period	$2,400	$2,992	$6,000

Provision for doubtful accounts	1,600	—	500

Deductions, net	(1,738)	(592)	(3,508)

Balance at end of period	$2,262	$2,400	$2,992

5.	Promissory Note Receivable
      In May 2001, we entered into a secured promissory note agreement under which we agreed to loan Silvon Software, Inc. (“Silvon”) $3.5 million. We license certain applications from Silvon for use in our Performance Analysis by IDEAS (“IDEAS”) product. The loan was collateralized by a first priority security interest in all of Silvon’s intellectual property, accounts receivable and all other assets. The promissory note provided for interest at prime, plus 1.5%, payable monthly, and for periodic principal payments through the retention of a portion of the royalties we owe Silvon from sales of the IDEAS product, with any remaining accrued and unpaid interest and principal due and payable on May 8, 2004.
      On May 7, 2004, Silvon notified the Company that it would not make the final payment due under the note and advised that an arbitration claim had been filed against the Company. We subsequently filed a counterclaim for the remaining balance on the note plus interest and attorney fees. On November 30, 2004,

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company entered into a Settlement Agreement and Release with Silvon that included: (i) an Amended and Restated Secured Promissory Note that provided for repayment of the $2.9 million outstanding principal and interest due on the note (at the default rate of 18%) on or before March 30, 2005, (ii) an Amended Distribution License Agreement that provided for the retention and application of 100% of the royalty and maintenance fees due Silvon against the outstanding principal and interest due on the note until the note is fully repaid, (iii) the automatic release of the source code from escrow if Silvon had not paid the full amount of the outstanding principal and interest due on the note by March 30, 2005, or if Silvon files for bankruptcy or similar protection before the outstanding principal has been paid, and (iv) Silvon’s waiver of any and all rights including limitation defenses to our remedies as a secured creditor, and their dismissal with prejudice of all claims made against the Company in their arbitration claim.
      On March 30, 2005, Silvon remitted $1.0 million of the outstanding principal balance and entered into a Second Amended and Restated Secured Promissory Note with the Company that provides for (i) repayment of the remaining $1.8 million principal balance and interest due on the note (at the default rate of 18%) on or before March 30, 2006 and (ii) prohibits Silvon from entering into any indebtedness for borrowed money, other than the incurrence of up to $1.0 million of indebtedness under certain subordinated note agreements executed concurrent with the Second Amended and Restated Secured Promissory Note. All other terms and conditions from the November 30, 2004 Settlement Agreement and Release remain in effect.
      No adjustments have been made to the carrying amount of the note as we believe the value of the underlying collateral is sufficient to recover the remaining balance on the note if we are required to exercise our legal remedies. We subsequently received payment in full on March 13, 2006 of the remaining balance on the note.

6.	Property and Equipment, Net
      At December 31, 2005 and 2004 property and equipment consist of the following:

	2005	2004

Computers, internal use software, furniture & fixtures	69,764	68,215

Land and buildings	27,722	27,556

Automobiles	43	139

Leasehold improvements	4,842	5,514

	102,371	101,424

Less accumulated depreciation and amortization	(59,546)	(53,100)

	42,825	48,324

      In February 2004, we purchased our 136,000 square foot corporate office facility in Scottsdale, Arizona for $23.8 million in cash. The purchase included the corporate office building, a new two-story parking garage, and approximately 8.8 acres of land upon which these structures are located. We currently occupy approximately 121,000 square feet of the facility. The remaining space is leased to two tenants under initial lease terms from three to five years. The corporate office is used for certain of our sales, marketing, consulting, customer support, training, and product development functions, as well as executive and administrative functions. Prior to the purchase, we leased approximately 121,000 square feet in this facility under an operating lease with an initial term of ten years and a scheduled monthly lease payment of approximately $135,000 from April 1999 through March 2004. We also own approximately 15,000 square feet of office space in the United Kingdom. In April 2003, we sold a freestanding 5,000 square foot office facility in the United Kingdom for approximately $1.6 million and recognized a gain of $639,000.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Depreciation expense for 2005, 2004 and 2003 was $9.2 million, $9.2 million, and $8.7 million, respectively.

7.	Goodwill and Other Intangibles, Net
      At December 31, 2005 and 2004, goodwill and other intangible assets consist of the following:

	December 31, 2005		December 31, 2004

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Goodwill	$60,531	$—	$69,901	$—

Other intangibles:
Amortized intangible assets

Customer Lists	40,583	(15,808)	40,698	(12,351)

Acquired software technology	39,547	(23,808)	39,661	(18,912)
Unamortized intangible assets

Trademarks	2,391	—	2,591	—

	82,521	(39,616)	82,950	(31,263)

	$143,052	$(39,616)	$152,851	$(31,263)

      Goodwill. We recorded an impairment charge of $9.7 million in fourth quarter 2005 to write-off all goodwill in our In-Store Systems business segment. In recent years our In-Store Systems business segment has been performing below expectations, we believe in part due to the fact that a majority of the near-term replacement cycle activity has been in the grocery sector where we do not actively market our point-of-sale systems. As a result, we have adjusted expectations for point-of-sale systems in our operating plans and are currently projecting a slower growth rate in this business segment. The impairment charge is reported as a separate component of operating expenses in our consolidated statements of income under the caption “Loss on Impairment of Goodwill.” No indications of impairment have been identified with respect to the goodwill in our Retail Enterprise Systems and Collaborative Solutions business segments.
      Goodwill was increased by $342,000 in 2005 and decreased $810,000 in 2004, respectively for the settlement of certain tax positions taken by the Company in connection with our acquisition of E3. We recorded goodwill of $8.4 million, $2.3 million and $306,000 in connection with our acquisitions of Timera, Vista and Engage, respectively (see Note 2). The Timera goodwill was subsequently reduced in 2004 by $369,000 based on our revised estimate of fair value for the deferred revenue acquired in the transaction and increased by $425,000 to record additional reserves to exit the leased property assumed in the acquisition. The Engage goodwill was subsequently reduced by $74,000 during 2004 based on our revised estimates of the direct costs related to the acquisition.
      Trademarks. Impairment losses of $200,000 and $1.1 million were recorded in fourth quarter 2005 and 2004, respectively on the trademarks acquired from E3. The impairment losses resulted primarily from a lower software revenue forecast and a flattening of the projected revenue growth curve, rather than a change in legal, regulatory, contractual, competitive, economic, or other factors that would limit the useful lives of the E3 trademarks. These charges are reported as a separate component of operating expenses in our consolidated statements of income under the caption “Loss on Impairment of Trademark,” and have been allocated to the Retail Enterprise Systems ($1.0 million) and Collaborative Solutions ($295,000) business segments based on the initial allocation percentage used for these trademarks at the date of acquisition. No indications of impairment have been identified with respect to our other trademarks.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Absent future indications of impairment, the next annual impairment tests will be performed in fourth quarter 2006. As of December 31, 2005, goodwill has been allocated to our business segments as follows: $42.2 million to Retail Enterprise Systems and $18.3 million to Collaborative Solutions.
      Customer Lists and Acquired Software Technology. During fourth quarter 2005, we accelerated $147,000 of amortization on certain customer lists and software technology acquired from Vista (see Note 2). These assets were allocated to our Retail Enterprise Systems business segment in the initial purchase accounting and were written-off as a result of our decision to discontinue the development and marketing of certain Vista applications.
      Amortization expense for 2005, 2004 and 2003 was $8.6 million, $8.5 million and $7.6 million, respectively, and is shown as separate line items in the consolidated statements of income within cost of revenues and operating expenses. We expect amortization expense for the next five years to be as follows:

2006	$8,313

2007	$6,822

2008	$5,721

2009	$4,194

2010	$4,018

8.	Accrued Expenses and Other Liabilities
      At December 31, 2005 and 2004, accrued expenses and other liabilities consist of the following:

	2005	2004

Accrued compensation and benefits	$13,012	$14,667

Other accrued expenses and liabilities	5,665	9,978

Total	$18,677	$24,645

9.	Restructuring Charges

Restructuring Charges Related to Our 2005 Operating Plan
      We recorded restructuring charges of $2.5 million during 2005 to complete the restructuring initiatives contemplated in our 2005 Operating Plan. These charges, which primarily include termination benefits and net rentals remaining under existing operating leases on certain vacated facilities, are in addition to the $3.1 million restructuring charge recorded in fourth quarter 2004 which also included termination benefits and the negotiated buyout or net rentals remaining under existing operating leases on certain facilities that were vacated by December 31, 2004. The restructuring initiatives included a consolidation of product lines, a net workforce reduction of approximately 12% or 154 full-time employees (“FTE”) worldwide, and a reduction of certain office space in the United States and Northern Europe. The net workforce reduction included certain employees involved in the product development (78 FTE), consulting services and training (57 FTE), sales and marketing (20 FTE), and administrative (13 FTE) functions in the Americas, Europe and Asia Pacific, offset by a net gain of 14 FTE in the customer support function resulting from the transfer of 20 developers and functional experts into the Customer Directed Development (“CDD”) organization structure within our Customer Support Solutions group that is responsible for improving the speed and efficiency of the Company’s issue resolution, support and enhancements for maintenance customers. A total of 110 FTE were terminated or open positions eliminated through December 31, 2004 with an additional 44 FTE terminated during 2005. The restructuring charges were increased by $166,000 during 2005 due to our revised estimate of termination benefits and office closure reserve requirements. These adjustments are reflected in the consolidated

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
statements of income under the captions “Cost of consulting services,” “Sales and marketing,” and “General and administrative.”
      A summary of the 2005 Operating Plan restructuring charges included in accrued expenses and other liabilities is as follows:

	(Q4-04)		Loss on	Exchange					Exchange
	Initial	Cash	Disposal	Rate	Balance	Additional	Cash	Adj to	Rate	Balance
Description	Reserve	Charges	of Assets	Impact	Dec. 31, 2004	Reserves	Charges	Reserves	Impact	Dec. 31, 2005

Termination benefits	$2,810	$(1,485)	$—	$42	$1,367	$2,030	$(3,448)	$96	$(45)	$0

Office closures	341	(228)	(33)	3	83	423	(228)	70	(6)	342

Total	$3,151	$(1,713)	$(33)	$45	$1,450	$2,453	$(3,676)	$166	$(51)	$342

      The remaining balance for office closures relates primarily to a vacated facility in Georgia which is being paid over the term of the lease and related sublease which extend through 2010.

Other 2004 Restructuring Charges
      We recorded a $2.7 million restructuring charge in first quarter 2004 for $1.8 million in termination benefits related to a workforce reduction of 47 FTE, primarily in sales (15 FTE) and consulting services (18 FTE) functions in the Americas, Europe and Asia/ Pacific, and $899,000 for closure costs of certain offices in the Americas and Europe that were either under-performing or under-utilized. All workforce reductions and office closures associated with this charge were made on or before March 31, 2004. We made subsequent adjustments to the initial restructuring charge in 2004 and 2005 based on revised estimates of termination benefits and office closure costs. All adjustments have been made through the income statement and are included in the consolidated statements of income under the caption “Restructuring charge and adjustments to acquisition-related reserves.”
      A summary of the first quarter 2004 restructuring charges included in accrued expenses and other liabilities is as follows:

	(Q1-04)		Loss on		Exchange
	Initial	Cash	Disposal	Adj to	Rate	Balance	Cash	Adj to	Exchange	Balance
Description	Reserve	Charges	of Assets	Reserves	Impact	Dec. 31, 2004	Charges	Reserves	Rate Impact	Dec. 31, 2005

Termination benefits	$1,789	$(1,774)	$—	$50	$—	$65	$—	$—	$(8)	$57

Office closures	899	(427)	(62)	(58)	33	385	(281)	(14)	(9)	81

Total	$2,688	$(2,201)	$(62)	$(8)	$33	$450	$(281)	$(14)	$(17)	$138

      The remaining balance for termination benefits relates to one employee in France that has filed an appeal on a labor court ruling issued in March 2005. The remaining balance for office closures relates primarily to vacated facilities in Minnesota and Canada and is being paid as the leases and related subleases run through their remaining terms which extend through 2006 and 2007, respectively.

2002 Restructuring Charges
      We recorded restructuring charges of $6.3 million in 2002 which include $5.2 million for termination benefits and $1.1 million for office closure costs. These charges were recorded using the authoritative guidance in Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring and related primarily to the reorganization of the Company and the implementation of our Customer Value Program (“CVP”) initiative during fourth quarter 2002. We made a subsequent adjustment to the initial restructuring charge in 2005 based on our revised estimate of office closure costs. This adjustment was made through the

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income statement and is reflected in the consolidated statements of income under the captions “Cost of consulting services,” “Sales and marketing,” and “General and administrative.”
      A summary of the 2002 restructuring and office closure charges included in accrued expenses and other liabilities is as follows:

			Loss on
	Initial	Cash	Disposal	Adjustments	Balance at	Cash	Adjustments	Balance at
Description	Reserve	Charges	of Assets	to Reserve	Dec. 31, 2004	Charges	to Reserve	Dec. 31, 2005

Terminations benefits	$5,204	$(5,007)	$—	$(197)	$—	$—	$—	$—

Office closures	1,083	(932)	(138)	196	209	(189)	51	71

Total	$6,287	$(5,939)	$(138)	$(1)	$209	$(189)	$51	$71

      The remaining balance is for office closure costs on a vacated facility in Connecticut that are being paid as the lease and related sublease run through their remaining terms which extend through 2007.

10.	Relocation Costs to Consolidate Development and Client Support Activities
      In connection with the CVP initiative, approximately 150 people were offered the opportunity to relocate as part of a plan to consolidate our development and client support activities at our corporate headquarters. We relocated 50 employees as part of this initiative and recorded over $2.2 million in related relocation costs in income from continuing operations as incurred, including $1.8 million in 2003.

11.	E3 Acquisition Reserves
      In conjunction with the acquisition of E3 in 2001, we recorded acquisition reserves of $14.6 million for restructuring costs to exit the activities of E3 and other direct costs associated with the acquisition. The acquisition reserves included $9.6 million in restructuring charges recorded pursuant to Financial Accounting Standards Board Emerging Issues Task Force Issue No. 95-3 (“EITF No. 95-3”), Recognition of Liabilities in Connection with a Purchase Business Combination that related primarily to termination benefits and office closures, and $4.9 million in direct costs recorded pursuant to SFAS No. 141 that related primarily to investment banker fees and legal and accounting costs. The acquisition reserves were subsequently increased by $1.7 million, primarily due to our revised estimate of office closure costs, and included adjustments of $1.3 million, $18,000, $341,000 and $42,000 in 2002, 2003, 2004 and 2005, respectively. The 2002 adjustment was made within 12 months of the acquisition and was recorded as an increase to the purchase price. All remaining adjustments were made through the consolidated statements of income with the 2004 adjustment included under the caption “Restructuring charges and adjustments to acquisition-related reserves.”
      Cash charges of $708,000, $393,000 and $440,000 were made against the acquisition reserves in 2003, 2004, and 2005, respectively. All termination benefits and direct costs were fully paid by December 31, 2003. The remaining balance in the acquisition reserves of $473,000 and 75,000 at December 31, 2004 and 2005, respectively are for office closures and are included in the caption “Accrued expenses and other current liabilities.”

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Deferred Revenue
      At December 31, 2005 and 2004, deferred revenue consists of deferrals for software license fees, maintenance, consulting and training and other services as follows:

	2005	2004

Software	$498	$891

Maintenance	23,501	24,411

Consulting	1,520	2,443

Training and other	1,256	673

	$26,775	$28,418

13.	Lease Commitments
      We lease office space in the Americas for 13 regional sales and support offices across the United States, Canada and Latin America, and for 11 international sales and support offices located in major cities throughout Europe, Asia, Australia, and Japan. The leases are primarily non-cancelable operating leases with initial terms ranging from 12 months to 120 months that expire at various dates through the year 2012. None of the leases contain contingent rental payments; however, certain of the leases contain insignificant scheduled rent increases and renewal options. We expect that in the normal course of business some or all of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. In addition, we lease various computers, telephone systems, automobiles, and office equipment under non-cancelable operating leases with initial terms ranging from 12 to 75 months. Certain of the equipment leases contain renewal options and we expect that in the normal course of business some or all of these leases will be renewed or replaced by other leases.
      Rental expense under operating leases in 2005, 2004 and 2003 was $5.6 million, $5.1 million, and $6.8 million, respectively. The following summarizes future minimum lease payments under non-cancelable operating leases with minimum or remaining lease terms at December 31, 2005.

2006	$4,122

2007	2,292

2008	1,931

2009	1,744

2010	1,715

Thereafter	1,729

Total future minimum lease payments	$13,533

14.	Legal Proceedings
      A customer filed a breach of contract complaint against us on August 22, 2005 regarding one of several JDA products it previously purchased. The complaint alleged damages of approximately $2.8 million, plus costs. The parties settled the lawsuit in a mediation proceeding in fourth quarter 2005 for an amount within our estimated loss range of $0 to $1.4 million. The settlement did not have a significant impact on our financial results.
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
      Under the terms of the Rights Plan, a dividend distribution of one Preferred Stock Purchase Right (“Purchase Right”) for each outstanding share of our common stock was made to holders of record on October 20, 1998. The Purchase Rights entitle the holder to purchase one one-hundredth of a share of our Series A Preferred Stock (“Preferred Stock”) at an exercise price of $100. The Purchase Rights become exercisable (a) 10 days after a public announcement that a person or group has acquired shares representing 15% or more of the outstanding shares of common stock, or (b) 10 business days following commencement of a tender or exchange offer for 15% or more of such outstanding shares of common stock.
      We can redeem the Purchase Rights for $0.001 per Purchase Right at any time prior to their becoming exercisable. The Purchase Rights expire on October 1, 2008, unless we redeem them earlier or they are exchanged for common stock. Under certain circumstances, if a person or group acquires 15% or more of our common stock, the Purchase Rights permit stockholders other than the acquirer to purchase common stock having a market value of twice the exercise price of the Purchase Rights, in lieu of the Preferred Stock. In addition, in the event of certain business combinations, the Purchase Rights permit stockholders to purchase the common stock of an acquirer at a 50% discount. Purchase Rights held by the acquirer will become null and void in both cases.
      Treasury Stock Repurchase Programs. In July 2002, our Board of Directors authorized a program to repurchase up to two million shares of our outstanding common stock on the open market at prevailing market prices during a one-year period ended July 22, 2003. We repurchased a total of 175,000 shares of our common stock for $1.8 million under this program, including 75,000 shares for $757,000 in 2003 and 100,000 shares for $1.1 million in 2002.
      In January 2005, our Board of Directors authorized a program to repurchase up to one million shares of our outstanding common stock on the open market or in private transactions at prevailing market prices during a one-year period ending January 26, 2006. The program was adopted as part of our revised approach to equity compensation, which will emphasize performance-based awards to employees and open market stock repurchases by the Company designed to mitigate or eliminate dilution from future employee and director equity-based incentives. Through December 31, 2005, we repurchased a total of 747,500 shares of our common stock for $8.7 million under this program. No additional purchases were made subsequent to December 31, 2005 and the program has now expired.

Stock Option Plans
      Our 1995 Stock Option Plan (the “1995 Option Plan”) was approved by stockholders and provided for the issuance of up to 2,025,000 shares of common stock to employees under incentive and non-statutory stock option grants. Incentive and non-statutory stock options were granted under the 1995 Option Plan at prices not less than the fair market value of the common stock at the date of grant. The options generally vested over a one to four-year period, commencing at the date of grant, and expire in ten years. The 1995 Option Plan was terminated effective April 24, 2001 except for those provisions necessary for the administration of any outstanding options at the time of termination. As of December 31, 2005 there are no remaining outstanding options under the 1995 Option Plan.
      Our 1996 Stock Option Plan (the “1996 Option Plan”) was approved by stockholders and provided for the issuance of up to 8,200,000 shares of common stock to employees, consultants and directors under incentive and non-statutory stock option grants. The 1996 Option Plan contained certain grant restrictions and limitations that prohibited us from (i) granting more than 1,200,000 shares common stock subject to new

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
options in any 12-month period (commencing May 25, 2000), subject to any stock split, re-capitalization, dividend or related events, (ii) re-pricing any options granted under the 1996 Option Plan, and (iii) granting any options under the 1996 Option Plan with an exercise price below fair market value of the common stock at the date of grant. The options generally vested over a three to four-year period, commencing at the date of grant, and expire in ten years. On February 15, 2005, the Compensation Committee of our Board of Directors (the “Compensation Committee”) approved the immediate vesting of all unvested stock options previously awarded to employees and officers under the 1996 Stock Option Plan. No stock options were granted under the 1996 Option Plan during 2005 and the plan was terminated effective May 16, 2005 except for those provisions necessary for the administration of any outstanding options.
      Our 1996 Outside Director Stock Option Plan (the “1996 Directors Plan”) was approved by stockholders and provided for the issuance of up to 225,000 shares of common stock to eligible participants under non-statutory stock option grants. Under the 1996 Directors Plan, outside directors received a one-time grant to purchase 18,750 shares upon appointment to the Board of Directors, and an annual option grant to purchase 6,000 shares for each year of service thereafter. The non-statutory stock options were granted at a price not less than the fair market value of the common stock at the date of grant. The options generally vested over a three-year period commencing at the date of grant, and expire in ten years. On February 15, 2005, the Compensation Committee approved the immediate vesting of all unvested stock options previously awarded to directors under the 1996 Directors Plan. No stock options were granted under the 1996 Directors Plan during 2005 and the plan was terminated effective May 16, 2005 except for those provisions necessary for the administration of any outstanding options.
      Our 1998 Non-statutory Stock Option Plan (the “1998 Option Plan”) was not approved by stockholders. The 1998 Option Plan provided for the issuance of up to 762,500 shares of common stock to employees under non-statutory stock option grants and permitted option grants to executive officers under certain conditions. Options granted under the 1998 Option Plan were granted at a price not less than the fair market of our common stock on the date of grant, generally vested over a three to four-year period commencing at the date of grant and expire over periods ranging from five to ten years. On February 15, 2005, the Compensation Committee approved the immediate vesting of all unvested stock options previously awarded to employees under the 1998 Option Plan. No stock options have been granted under the 1998 Option Plan since 2002 and the plan was terminated effective May 16, 2005 except for those provisions necessary for the administration of any outstanding options.
      Accelerated Vesting of Stock Options. The decision to immediately vest options issued under the 1996 Option Plan, 1996 Directors Plan and 1998 Option Plan was based in part on the issuance of SFAS No. 123(R). The Compensation Committee also considered the reduced level of cash bonuses paid to officers and employees in 2004, the fact that there were no equity awards planned in 2005 other than for certain new hires, and recognized that the exercise of any accelerated options would bring cash into the Company. Absent the acceleration of these options, upon adoption of SFAS No. 123(R), we would have been required to recognize approximately $3.7 million in pre-tax compensation expense from these options over their remaining vesting terms. By vesting all previously unvested options, the stock-based compensation expense under SFAS No. 123 will only be reflected in our footnote disclosures.
      Employees, officers and directors will benefit from the accelerated vesting if they terminate their employment with or service to the Company prior to the completion of the original vesting terms and have the ability to exercise certain options that would have otherwise been forfeited. No stock-based compensation expense will be recorded with respect to these options unless an employee, officer or director actually benefits from this modification. For those employees, officers and directors who do benefit from the accelerated vesting, we are required to record additional stock-based compensation expense equal to the intrinsic value of the option on the date of modification (i.e., February 15, 2005). The closing market price per share of our common stock on February 15, 2005 was $11.85 and the exercise prices of the approximately 1.4 million in

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unvested options on that date ranged from $8.50 to $28.20. Based on our historical employee turnover rates during the three-year period prior to acceleration and through 2005, we have revised our initial estimate of the potential additional stock-based compensation expense we may be required to record with respect to these options from $45,000 to $80,000. We recorded $49,000 of additional stock-based compensation expense during the year ended December 31, 2005 with respect to these options.
      The following summarizes the combined stock option activity during the three-year period ended December 31, 2005:

		Options Outstanding
	Options
	Available		Exercise Price
	for Grant	Shares	per Share

Balance, January 1, 2003	346,592	5,279,057	$2.33 to $37.25

Increase in reserved shares	1,200,000	—	—

Granted	(451,350)	451,350	$10.33 to $17.00

Cancelled	268,085	(268,085)	$8.56 to $26.96

Exercised	—	(348,056)	$6.44 to $16.89

Balance, December 31, 2003	1,363,327	5,114,266	$2.33 to $37.25

Granted	(921,500)	921,500	$9.88 to $16.51

Cancelled	406,123	(406,123)	$2.33 to $28.10

Exercised	—	(166,950)	$8.50 to $15.75

Balance, December 31, 2004	847,950	5,462,693	$2.83 to $37.25

Plan shares expired	(1,177,809)	—	—

Granted	—	—	—

Cancelled	329,859	(329,859)	$6.44 to $28.20

Exercised	—	(626,286)	$2.83 to $15.75

Balance, December 31, 2005	—	4,506,548	$6.44 to $37.25

      The following summarizes certain weighted average information on options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$6.44 to $9.88	640,895	3.47	$8.62	640,895	$8.62

$10.00 to $14.88	2,327,821	5.62	$11.96	2,327,821	$11.96

$15.15 to $22.51	1,384,113	5.79	$18.61	1,384,113	$18.61

$24.47 to $37.25	153,719	3.57	$28.22	153,719	$28.22

	4,506,548			4,506,548

      2005 Performance Incentive Plan. A 2005 Performance Incentive Plan (“2005 Incentive Plan”) was approved by our stockholders on May 16, 2005. The 2005 Incentive Plan replaces the 1996 Stock Option Plan, 1996 Outside Directors Stock Option Plan and 1998 Non-Statutory Stock Option Plan (collectively, our “Prior Plans”) and provides for the issuance of up to 1,847,000 shares of common stock to employees, consultants and directors under stock purchase rights, stock bonuses, restricted stock, restricted stock units,

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
performance awards, performance units and deferred compensation awards. The 2005 Incentive Plan contains certain restrictions that limit the number of shares that may be issued and cash awarded under each type of award, including a limitation that awards granted in any given year can be no more than one percent (1%) of the total number of shares of common stock outstanding as of the last day of the preceding fiscal year. Awards granted under the 2005 Incentive Plan will be in such form as the Compensation Committee shall from time to time establish and may or may not be subject to vesting conditions based on the satisfaction of service requirements, conditions, restrictions or performance criteria. We initially intend to make awards of restricted stock and restricted stock units based upon the Company’s achievement of operating goals — primarily net income targets. Should the Company successfully meet its targets, 50% of the awards will vest at the date of grant and the remaining 50% will vest ratably over a 24-month period provided the individuals remain continuously employed by the Company. Subsequent net income targets will be increased based upon the cost of the prior year’s restricted stock awards. Restricted stock and restricted stock units may also be granted as a component of an incentive package offered to new employees or to existing employees based on performance or in connection with a promotion, and will generally vest over a three-year period, commencing at the date of grant. With the adoption of the 2005 Incentive Plan, the Prior Plans have been terminated except for those provisions necessary to administer the outstanding options, all of which are fully vested.
      The following summarizes 2005 Incentive Plan activity during the year ended December 31, 2005:

	Restricted Stock Units		Restricted Stock

		Weighted Average		Weighted Average
	Units	Fair Value	Units	Fair Value

Balance, January 1, 2005	—	—	—	—

Granted	62,913	$12.32	—	—

Vested	—	—	—	—

Forfeited	—	—	—	—

Balance, December 31, 2005	62,913	$12.32	—	—

      We measure the fair value of awards under the 2005 Incentive Plan based on the market price of the underlying common stock as of the date of grant. The awards are amortized over their applicable vesting period (generally 24 months) using the straight-line method. During 2005, we granted 62,913 restricted stock unit awards with a fair value of $775,000 under incentive packages offered to new and existing employees. On March 13, 2006 we awarded 20,132 restricted shares with a dollar value of $300,000 to certain officers and employees based on our achievement of operating goals for 2005. The dollar value is equal to the number of restricted shares awarded multiplied by $14.90, the market price of our stock on the date of grant. These restricted share awards vested 50% at the date of grant and the remaining 50% will vest ratably over 24 months provided the individuals remain continuously employed by the Company. An entry was made to additional paid-in capital and deferred stock compensation as of December 31, 2005 to reflect the subsequent issuance of the 2005 award. We also granted 14,000 restricted shares to our directors on March 13, 2006 which were fully vested on the date of grant. During 2005 we recorded share-based compensation expense of $350,000 related to 2005 Incentive Plan awards and as of December 31, 2005, we have included $725,000 of deferred stock compensation in stockholders’ equity.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following provides tabular disclosure as of December 31, 2005 of the number of securities to be issued upon the exercise of outstanding options or vesting of restricted stock units, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans, aggregated into two categories — plans that have been approved by stockholders and plans that have not:

	Number of Securities		Number of
	to be Issued		Securities
	upon Exercise of		Remaining Available
	Outstanding Options	Weighted-Average	for Future Issuance
	or Vesting of	Exercise Price of	Under Equity
Equity Compensation Plans	Restricted Stock Units	Outstanding Options	Compensation Plans

Approved by stockholders:

1996 Option Plan	4,008,825	$13.91	—

1996 Directors Plan	163,480	$17.68	—

2005 Performance Incentive Plan	62,913	$—	1,784,087

	4,235,218	$14.06	1,784,087

Not approved by stockholders:

1998 Option Plan	334,243	$14.37	—

	4,569,461	$14.08	1,784,087

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
      We maintain a defined 401(k) contribution plan (“401(k) Plan”) for the benefit of our employees. Participant contributions vest immediately and are subject to the limits established from time-to-time by the Internal Revenue Service. We provide discretionary matching contributions to the 401(k) Plan on an annual basis. Our matching contributions were 25% in 2005, 25% in 2004 and 12% in 2003. Beginning January 1, 2004, the vesting schedule in the matching contributions switched from a five-year graded vesting schedule to a 100% vesting after 2 years of service. Our matching contributions to the 401(k) Plan were $1.4 million, $1.4 million, and $486,000 in 2005, 2004 and 2003, respectively.

17.	Income Taxes
      We exercise significant judgment in determining our income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. In addition, we obtain an external review of our income tax provision by an independent tax advisor prior to the filing of our quarterly and annual reports. Uncertainties arise as a consequence of the actual source of taxable income between domestic and foreign locations, the outcome of tax audits and the ultimate utilization of tax credits. Although we believe our estimates are reasonable, the final tax determination could differ from our recorded income tax provision and accruals. In such case, we would adjust the income tax provision in the period in which the facts that give rise to the revision become known. These adjustments could have a material impact on our income tax provision and our net income for that period.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The income tax provision (benefit) includes income taxes currently payable and those deferred due to temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The components of the income tax provision (benefit) in the three years ended December 31, 2005 are as follows:

	2005	2004	2003

Current taxes:

Federal and state	$1,922	$254	$4,550

Foreign	1,623	3,006	2,451

Total current taxes	3,545	3,260	7,001

Deferred taxes	(6,003)	(5,713)	(7,018)

Income tax benefit	$(2,458)	$(2,453)	$(17)

      The income tax benefits in 2005, 2004 and 2003 take into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and do not include the tax benefits realized from the employee stock options exercised of $807,000, $126,000 and $777,000, respectively. These benefits reduce our income tax liabilities and are included as an increase to additional paid-in-capital.
      The deferred tax benefit in 2005 resulted primarily from an increase in temporary differences related to the impairment charge to write-off all goodwill in our In-Store Systems business segment (see Note 7). The deferred tax benefits in 2004 and 2003 resulted primarily from the capitalization, for income tax purposes, of certain research and development costs.
      The income tax provision (benefit) recorded in the three years ended December 31, 2005 differed from the amounts computed by applying the federal statutory income tax rate of 34% to income (loss) before income taxes as a result of the following:

	2005	2004	2003

Income tax provision (benefit) at federal statutory rate	$1,531	$(151)	$896

Research and development credit	5	(537)	(712)

Meals, entertainment and other non-deductible expenses	489	147	147

State income taxes	6	58	86

Extra-territorial income exclusion	(722)	—	—

Foreign operations	(137)	154	464

Change in deferred tax rates	213	—	—

Other	—	33	40

Income tax provision (benefit) before discrete tax items	$1,385	$(296)	$921

Discrete tax item benefits:

Changes in estimate	(3,524)	(1,628)	(938)

Changes in foreign statutory tax rates	(319)	—	—

Audit settlements	—	(529)	—

Total discrete tax item benefits	(3,843)	(2,157)	(938)

Income tax benefit	$(2,458)	$(2,453)	$(17)

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We established a valuation allowance of $3.5 million for foreign tax credit carryovers in 2002 due to our excess credit position. In 2003 we elected to capitalize a significant portion of our research and development costs in our 2002 federal income tax return. This election allowed us to more fully utilize certain tax credits that could not previously be realized. In addition, with this election we reversed $2.3 million of the valuation allowance and recorded a discrete income tax item benefit of $938,000, an increase to additional paid in capital of $1.0 million, and an increase in income taxes payable of $262,000. In 2004 we elected to capitalize additional research and development costs in our 2003 federal income tax return. With this election we released the remaining valuation allowance and recorded a discrete income tax item benefit.
      The extra-territorial income exclusion (“ETI”) provides a tax incentive to U.S. companies with export activity occurring on or after October 1, 2000. The tax code and regulations present a number of different methods for computing the ETI benefit based on the gross receipts and net income from export sales, leases and related services. Taxpayers may choose the method that produces the greatest benefit for each individual export transaction. Until 2005, we have not been in a position to utilize the ETI benefit as the computation would limit our ability to utilize foreign tax credits. The enactment of the American Jobs Creation Act of 2004 (the “AJCA”), which became effective on January 1, 2005, allows taxpayers to carry foreign tax credits forward ten years from the year in which they were generated. With the passage of the AJCA, we are now able to realize the ETI benefit by amending our prior year US federal tax returns without limiting our ability to fully utilize foreign tax credits. We have recorded an ETI benefit of $722,000 related to 2005 and ETI benefits of $1.1 million, $569,000 and $672,000 for 2002, 2003 and 2004, respectively which are included as a change in estimate in the summary of 2005 discrete tax item benefits.
      The AJCA also includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We have evaluated the merits of repatriating dividends as allowed by the AJCA and determined there is no benefit.
      The income tax effects of temporary differences that give rise to our deferred income tax assets and liabilities are as follows:

	2005		2004

	Current	Non-Current	Current	Non-Current

Deferred tax asset:

Accruals and reserves	$2,521	$—	$2,481	$—

Deferred revenue	946	216	528	—

Foreign deferred and NOL	894	555	578	1,043

Tax credit carryforwards	—	9,584	—	5,169

R&D Expenses Capitalized	—	7,702	—	8,802

AMT Credit carryforward	—	140	—	356

Property and equipment	—	547	—	2,098

Deferred tax asset	4,361	18,744	3,587	17,468

Deferred tax liability:

Goodwill and other intangibles	—	(2,036)	—	(6,015)

Other	—	(35)	(9)	—

Deferred tax liability	—	(2,071)	(9)	(6,015)

Total	$4,361	$16,673	$3,578	$11,453

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
      At December 31, 2005, we have approximately $3.2 million of federal research and development tax credit carryforwards that expire at various dates through 2024. We also have approximately $5.7 million of foreign tax credit carryforwards that expire between 2009 and 2015.
      We have recorded a contingent tax liability of approximately $100,000 at December 31, 2005 as required by FASB Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. This contingent tax liability was established to cover potential tax liabilities related to the recoverability of certain tax credit carry forwards.

18.	Earnings Per Share
      Earnings per share for the three years ended December 31, 2005 is calculated as follows:

	2005	2004	2003

Net income	$6,960	$2,009	$2,650

Shares — Basic earnings per share	28,825	29,072	28,645

Common stock equivalents	465	422	459

Shares — Diluted earnings per share	29,290	29,494	29,104

Basic earnings per share	$.24	$.07	$.09

Diluted earnings per share	$.24	$.07	$.09

19.	Business Segments, Geographic Data and Major Customers
      We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, inventory transaction support, e-commerce, inventory optimization and replenishment, collaborative planning and forecasting, space and floor planning, and store operations requirements of the retail industry and its suppliers. Our solutions enable customers to manage and optimize their inventory flows throughout the demand chain to the consumer, and provide optimized labor scheduling for retail store operations. Our customers include over 4,900 of the world’s leading retail, CPG manufacturing and wholesale organizations. We conduct business in three geographic regions that have separate management teams and reporting structures: the Americas (United States, Canada and Latin America), Europe (Europe, Middle East and Africa), and Asia/ Pacific. Similar products and services are offered in each geographic region and local management is evaluated primarily based on total revenues and operating income. Identifiable assets are also managed by geographical region. The accounting policies of each region are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. The

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
geographic distribution of our revenues and identifiable assets as of, or for the three-year period ended December 31, 2005 is as follows:

	2005	2004	2003

Revenues:

Americas	$158,522	$159,074	$134,974

Europe	46,716	50,431	57,291

Asia/ Pacific	22,428	20,793	22,916

	227,666	230,298	215,181

Sales and transfers among regions	(11,843)	(13,424)	(7,762)

Total revenues	$215,823	$216,874	$207,419

Identifiable assets:

Americas	$279,469	$279,282	$267,834

Europe	34,947	38,464	40,023

Asia/ Pacific	16,156	14,821	12,768

Total identifiable assets	$330,572	$332,567	$320,625

      Revenues for the Americas include $19.7 million, $16.2 million and $13.7 million from Latin America and Canada in 2005, 2004 and 2003, respectively. Identifiable assets for the Americas include $16.1 million, $10.9 million and $10.6 million for Latin America and Canada as of December 31, 2005, 2004 and 2003, respectively.
      No customer accounted for more than 10% of our revenues during the three years ended December 31, 2005.
      Our business segments are organized around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry:

•	Retail Enterprise Systems. This business segment includes enterprise-wide solutions for retailers that rapidly collect, organize, distribute and analyze, and optimize information throughout an organization. Certain Strategic Demand Management Solutions and Merchandise Operations Systems are included in this business segment.

•	In-Store Systems. This business segment includes store-level solutions for retailers that enhance and facilitate the direct interaction of store-level personnel with customers and integrate store-level operations into the overall business processes of the organization.

•	Collaborative Solutions. This business segment includes solutions for CPG manufacturing and wholesale customers that facilitate business-to-business collaborative activities such as collaborative planning, forecasting and replenishment, collaborative category management including collaborative space and assortment planning, and collaborative revenue management through trade funds management programs. Industry practices developed by retailers such as Wal*Mart, increasingly require CPG manufacturing and wholesale organizations to collaborate with other participants in the demand chain. While these companies have historically focused on technology to support their ability to manufacture and supply products, this new era of collaboration with retailers has created a requirement for new technology solutions that are designed to optimize sales of products to end consumers through the retail channel. Certain Strategic Demand Management Solutions are included in this business segment.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the revenues, operating income (loss), and depreciation attributable to each of these business segments for the three years ended December 31, 2005 is as follows:

	2005	2004	2003

Revenues:

Retail Enterprise Systems	$152,432	$150,322	$146,177

In-Store Systems	17,517	18,360	13,657

Collaborative Solutions	45,874	48,192	47,585

	$215,823	$216,874	$207,419

Operating income (loss)

Retail Enterprise Systems	$34,686	$20,444	$18,125

In-Store Systems	(9,298)	(933)	(338)

Collaborative Solutions	9,559	11,130	11,194

Other (see below)	(33,082)	(34,415)	(27,695)

	$1,865	$(3,774)	$1,286

Depreciation

Retail Enterprise systems	$5,530	$5,582	$5,551

In-Store systems	874	979	747

Collaborative Solutions	1,542	1,527	1,416

	$7,946	$8,088	$7,714

Other:

General and administrative expenses	$27,071	$24,922	$23,473

Amortization of intangible assets	3,572	3,388	3,067

Restructuring charge and adjustments to acquisition-related reserves (see Notes 9 and 11)	2,439	6,105	—

Relocation costs to consolidate development and customer support activities (see Note 10)	—	—	1,794

Gain of sale of office facility (see Note 6)	—	—	(639)

	$33,082	$34,415	$27,695

      Operating income in the Retail Enterprise Systems, In-Store Systems and Collaborative Solutions business segments includes direct expenses for software licenses, maintenance services, service revenues, amortization of acquired software technology, product development expenses, and losses on impairment of goodwill and trademarks (see Note 7), as well as allocations for sales and marketing expenses, occupancy costs and depreciation expense. The “Other” caption includes general and administrative expenses and other charges that are not directly identified with a particular business segment and which management does not consider in evaluating the operating income (loss) of the business segment.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Data (Unaudited)
      The following table presents selected unaudited quarterly operating results for the two-year period ended December 31, 2005. We believe that all necessary adjustments have been included in the amounts shown below to present fairly the related quarterly results.
Consolidated Statement of Income Data:

	2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$50,251	$54,897	$55,579	$55,096	$215,823

Restructuring charges and adjustments to acquisition-related reserves	1,559	880	—	—	2,439

Loss on impairment of goodwill	—	—	—	9,713	9,713

Loss on impairment of trademarks	—	—	—	200	200

Income (loss) from operations	(266)	3,851	4,753	(6,473)	1,865

Net income (loss)	703	3,583	3,749	(1,075)	6,960

Basic earnings (loss) per share	$.02	$.12	$.13	$(.04)	$.24

Diluted earnings (loss) per share	$.02	$.12	$.13	$(.04)	$.24

	2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$55,179	$54,083	$50,313	$57,299	$216,874

Restructuring charges and adjustments to acquisition-related reserves	2,824	—	—	3,281	6,105

Loss on impairment of trademarks	—	—	—	1,100	1,100

Loss from operations	(1,926)	(447)	(582)	(819)	(3,774)

Net income (loss)	(437)	604	1,649	193	2,009

Basic earnings (loss) per share	$(.02)	$.02	$.06	$.01	$.07

Diluted earnings (loss) per share	$(.02)	$.02	$.06	$.01	$.07

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JDA SOFTWARE GROUP, INC.

By:	/s/ Hamish N. J. Brewer

Hamish N. J. Brewer
President and Chief Executive Officer
(Principal Executive Officer)
Date: March 16, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 16, 2006 by the following persons in the capacities indicated.

Signature	Title

/s/ James D. Armstrong James D. Armstrong	Chairman of the Board

/s/ Hamish N. J. Brewer Hamish N. J. Brewer	President and Chief Executive Officer (Principal Executive Officer)

/s/ Kristen L. Magnuson Kristen L. Magnuson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ J. Michael Gullard J. Michael Gullard	Director

/s/ William C. Keiper William C. Keiper	Director

/s/ Douglas G. Marlin Douglas G. Marlin	Director

/s/ Jock Patton Jock Patton	Director

EXHIBIT INDEX

Exhibit #			Description of Document

2	.1**	—	Asset Purchase Agreement dated as of June 4, 1998, by and among JDA Software Group, Inc., JDA Software, Inc. and Comshare, Incorporated.
2	.2##	—	Asset Purchase Agreement dated as of February 24, 2000, by and among JDA Software Group, Inc., Pricer AB, and Intactix International, Inc.
2	.3###	—	Agreement and Plan of Reorganization dated as of September 7, 2001, by and among JDA Software Group, Inc., E3 Acquisition Corp., E3 Corporation and certain shareholders of E3 Corporation.
3	.1####	—	Third Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated July 23, 2002.
3	.2***	—	First Amended and Restated Bylaws of JDA Software Group, Inc.
4	.1*	—	Specimen Common Stock Certificate of JDA Software Group, Inc.
10	.1*(1)	—	Form of Indemnification Agreement.
10	.2*(1)	—	1995 Stock Option Plan, as amended, and form of agreement thereunder.
10	.3•••(1)	—	1996 Stock Option Plan, as amended on March 28, 2003.
10	.4*(1)	—	1996 Outside Directors Stock Option Plan and forms of agreement thereunder.
10	.5•••(1)	—	Executive Employment Agreement between James D. Armstrong and JDA Software Group, Inc. dated July 23, 2002, together with Amendment No. 1 effective August 1, 2003.
10	.6•••(1)	—	Executive Employment Agreement between Hamish N. Brewer and JDA Software Group, Inc. dated January 22, 2003, together with Amendment No. 1 effective August 1, 2003.
10	.7(1)####	—	Executive Employment Agreement between Kristen L. Magnuson and JDA Software Group, Inc. dated July 23, 2002.
10	.8•••(1)	—	1998 Nonstatutory Stock Option Plan, as amended on March 28, 2003.
10	.9††††(1)	—	JDA Software Group, Inc. 2005 Performance Incentive Plan.
10	.10†	—	1999 Employee Stock Purchase Plan.
10	.12**	—	Software License Agreement dated as of June 4, 1998 by and between Comshare, Incorporated and JDA Software, Inc.
10	.13•••	—	Purchase Agreement between Opus Real Estate Arizona II, L.L.C. and JDA Software Group, Inc. dated February 5, 2004.
10	.14•••(2)	—	Value-Added Reseller License Agreement for Uniface Software between Compuware Corporation and JDA Software Group, Inc. dated April 1, 2000, together with Product Schedule No. One dated June 23, 2000, Product Schedule No. Two dated September 28, 2001, and Amendment to Product Schedule No. Two dated December 23, 2003.
10	.15•••(1)	—	JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 2004.
10	.16••••(1)	—	Non-Plan Stock Option Agreement between JDA Software Group, Inc. and William C. Keiper, dated March 4, 1999.
10	.17***(1)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and Kristen L. Magnuson, amending certain stock options granted to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on September 11, 1997 and January 27, 1998.
10	.18††(1)	—	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement).
10	.19†††(1)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

Exhibit #			Description of Document

10	.20•(1)(3)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.
10	.21•(1)(3)	—	Form of Nonstatutory Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.
10	.22•(1)(4)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1995 Stock Option Plan.
10	.23•(1)(5)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.
10	.24•(1)(6)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.
10	.25••	—	Secured Loan Agreement between JDA Software Group, Inc. and Silvon Software, Inc. dated May 8, 2001, together with Secured Promissory Note and Security Agreement.
10	.26#	—	Settlement Agreement and Release between JDA Software Group, Inc. and Silvon Software, Inc. dated November 30, 2004, together with Amended and Restated Secured Promissory Note and Amended and Restated Security Agreement.
10	.27****	—	Second Amendment to Secured Loan Agreement between JDA Software Group, Inc. and Silvon Software, Inc. dated March 30, 2005, together with Second Amended and Restated Secured Promissory Note and Subordination Agreement between Silvon Software, Inc. and Michael J. Hennel, Patricia Hennel, Bridget Hennel and Frank Bunker.
10	.28††††(1)	—	Executive Employment Agreement between Christopher Koziol and JDA Software Group, Inc. dated June 13, 2005.
10	.29(@)(1)	—	Restricted Stock Units Agreement between Christopher Koziol and JDA Software Group, Inc. dated November 3, 2005.
10	.30(@)(1)	—	Form of Restricted Stock Unit Agreement to be used in connection with restricted stock units granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.
10	.31(1)	—	Standard Form of Restricted Stock Agreement to be used in connection with restricted stock granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.
10	.32(1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Hamish N. Brewer pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.
10	.33(1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Kristen L. Magnuson pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.
10	.34(1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Christopher J. Koziol pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.
14	.1•••	—	Code of Business Conduct and Ethics.
21.1		—	Subsidiaries of Registrant.
23.1		—	Consent of Independent Registered Public Accounting Firm.
31.1		—	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2		—	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1		—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.
**	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1998, as filed on June 19, 1998.
***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.
****	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, as filed on May 10, 2005.
†	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, as filed on August 19, 1999.
††	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998.
†††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed on November 13, 1998.
††††	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 16, 2005, as filed on June 20, 2005.
#	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed on March 15, 2005.
##	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2000, as filed on March 1, 2000.
###	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2001, as filed on September 21, 2001.
####	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 12, 2002.
•	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.
••	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, as filed on August 14, 2001.
•••	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004.
••••	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, as filed on May 10, 2004.
@	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 28, 2005, as filed on November 3, 2005.
(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.
(2)	Confidential treatment has been granted as to part of this exhibit.
(3)	Applies to James D. Armstrong.
(4)	Applies to Hamish N. Brewer.
(5)	Applies to Hamish N. Brewer.
(6)	Applies to Senior Executive Officers with the exception of James D. Armstrong and Kristen L. Magnuson.