Form 10-Q
period 2006-03-31
JDA SOFTWARE GROUP INC
filed 2006-05-10
CIK 1006892

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Acts. (Check one):
Large accelerated filer ☐           Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 29,169,292 as of April 30, 2006.

JDA SOFTWARE GROUP, INC.
FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
JDA SOFTWARE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$71,002	$71,035
Marketable securities	47,024	40,472

Total cash and marketable securities	118,026	111,507
Accounts receivable, net	43,067	42,415
Deferred tax asset	4,165	4,361
Prepaid expenses and other current assets	9,366	8,142
Promissory note receivable	—	1,213

Total current assets	174,624	167,638

Property and Equipment, net	42,027	42,825

Goodwill	60,531	60,531

Other Intangibles, net:
Customer lists	23,882	24,775
Acquired software technology	14,486	15,739
Trademarks	2,391	2,391

	40,759	42,905

Deferred Tax Asset	16,690	16,673

Total assets	$334,631	$330,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,819	$1,768
Accrued expenses and other liabilities	16,221	18,677
Income tax payable	746	1,386
Deferred revenue	32,117	26,775

Total current liabilities	50,903	48,606

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized, 50,000,000 shares; issued 30,334,092 and 30,222,983 shares, respectively	303	302
Additional paid-in capital	258,986	257,816
Deferred compensation	(720)	(725)
Retained earnings	39,459	38,972
Accumulated other comprehensive loss	(1,042)	(1,188)

	296,986	295,177
Less treasury stock, at cost, 1,165,547 and 1,162,202 shares, respectively	(13,258)	(13,211)

Total stockholders’ equity	283,728	281,966

Total liabilities and stockholders’ equity	$334,631	$330,572

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share data)
(unaudited)

	Three Months
	Ended March 31,
	2006	2005
REVENUES:
Software licenses	$7,143	$10,217
Maintenance services	21,653	21,706

Product revenues	28,796	31,923

Consulting services	17,408	16,914
Reimbursed expenses	1,649	1,414

Service revenues	19,057	18,328

Total revenues	47,853	50,251

COST OF REVENUES:
Cost of software licenses	392	225
Amortization of acquired software technology	1,253	1,299
Cost of maintenance services	5,963	5,613

Cost of product revenues	7,608	7,137

Cost of consulting services	12,054	12,951
Reimbursed expenses	1,649	1,414

Cost of service revenues	13,703	14,365

Total cost of revenues	21,311	21,502

GROSS PROFIT	26,542	28,749

OPERATING EXPENSES:
Product development	10,758	11,676
Sales and marketing	8,216	9,402
General and administrative	6,965	5,529
Amortization of intangibles	893	849
Restructuring charge and adjustments to acquisition-related reserves	—	1,559

Total operating expenses	26,832	29,015

OPERATING LOSS	(290)	(266)

Other income, net	930	516

INCOME BEFORE INCOME TAX PROVISION (BENEFIT)	640	250

Income tax provision (benefit)	153	(453)

NET INCOME	$487	$703

BASIC EARNINGS PER SHARE	$.02	$.02

DILUTED EARNINGS PER SHARE	$.02	$.02

SHARES USED TO COMPUTE:
Basic earnings per share	29,105	29,152

Diluted earnings per share	29,674	29,526

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months
	Ended March 31,
	2006	2005
NET INCOME	$487	$703

OTHER COMPREHENSIVE GAIN (LOSS):

Unrealized holding gain on marketable securities available for sale, net of tax	26	7
Foreign currency translation gain (loss)	120	(527)

Total other comprehensive gain (loss)	146	(520)

COMPREHENSIVE INCOME	$633	$183

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months
	Ended March 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$487	$703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,084	4,512
Tax benefits of stock options exercised	—	61
Excess tax benefits from share-based compensation	(6)	—
Share-based compensation expense	218	—
Net gain on disposal of property and equipment	(7)	(12)
Deferred income taxes	179	(323)

Changes in assets and liabilities:
Accounts receivable	(657)	3,204
Income tax receivable	—	(607)
Prepaid expenses and other current assets	(1,234)	(1,353)
Accounts payable	51	(1,168)
Accrued expenses and other liabilities	(2,765)	(5,043)
Income tax payable	(581)	(214)
Deferred revenue	5,298	6,081

Net cash provided by operating activities	5,067	5,841

INVESTING ACTIVITIES:
Purchase of marketable securities	(18,090)	(5,492)
Maturities of marketable securities	11,564	5,065
Payment of direct costs related to acquisitions	(119)	(142)
Payments received on promissory note receivable	1,213	1,052
Purchase of other property and equipment	(742)	(1,579)
Proceeds from disposal of property and equipment	13	38

Net cash used in investing activities	(6,161)	(1,058)

FINANCING ACTIVITIES:
Issuance of common stock – equity plans	894	649
Excess tax benefits from share-based compensation	6	—
Purchase of treasury stock	(47)	(2,151)
Payments on capital lease obligations	—	(11)

Net cash provided by (used in) financing activities	853	(1,513)

Effect of exchange rates on cash	208	(581)

Net increase (decrease) in cash and cash equivalents	(33)	2,689

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	71,035	61,344

CASH AND CASH EQUIVALENTS, END OF PERIOD	$71,002	$64,033

JDA SOFTWARE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months
	Ended March 31,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$549	$661

Cash paid for interest	$76	$23

Cash received for income tax refunds	$32	$2

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of JDA Software Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
2. Pending Acquisition of Manugistics Group, Inc.
     On April 24, 2006, we entered into an agreement and plan of merger to acquire all of the outstanding equity of Manugistics Group, Inc. for approximately $211 million in cash. Manugistics is a leading global provider of synchronized supply chain and revenue management solutions that enable customers to achieve improved forecast and inventory accuracy and leverage industry leading pricing and yield management solutions to maximize profits while ensuring optimum supply for constantly changing demand. We believe the combination of the two companies will create a unique competitive position as no other software company is currently able to offer a similar breadth and depth of vertically focused solutions to the demand chain market. In addition, there are back-selling opportunities for Manugistics’ advanced optimization solutions in our existing retail customer base and we believe Manugistics’ supply chain and revenue management solutions will enable us to significantly expand our presence with consumer goods manufacturers and wholesalers.
     Under the terms of the merger agreement, each issued and outstanding share of Manugistics’ common stock will be converted into the right to receive $2.50 per share in cash (the “merger consideration”). In addition, immediately prior to the completion of the proposed Merger, Manugistics will accelerate and fully vest all of its outstanding stock options and restricted stock awards. Holders of equity awards that are not exercised prior to the completion of the merger will be entitled to receive a cash payout equal to the excess, if any, of the merger consideration over the per share exercise price of the equity awards. Completion of the proposed merger, which is expected to close in the second or third quarter of 2006, is subject to the approval of Manugistics’ stockholders, expiration or termination of the applicable Hart-Scott-Rodino waiting periods, consummation of our debt and equity financing arrangements, and regulatory and other customary conditions. There can be no assurance that the merger will be consummated. In the event the merger agreement is terminated under certain circumstances, Manugistics will be required to pay a nonrefundable termination fee ranging from $4.9 million to $9.8 million. Risks associated with this pending Merger, whether it is completed or not, appear in Exhibit 99.1 to this quarterly report on Form 10-Q.
Debt and Equity Financing Arrangements
     On April 23, 2006, we entered into a Preferred Stock Purchase Agreement (“Stock Agreement”) that provides for the issuance of convertible preferred stock with an aggregate purchase price of $50 million to funds affiliated with Thoma Cressey Equity Partners, an enterprise software investor with approximately $2 billion in equity under management, and a Registration Rights Agreement, under which we have agreed to file a registration statement within 60 days after the completion of the Manugistics acquisition that covers the resale of the shares of JDA common stock underlying the preferred stock to be issued in connection with the Stock Agreement. Under the Stock Agreement, we will issue 50,000 shares of Series B preferred stock to Thoma Cressey which are convertible, at any time in whole or in part, into a maximum of 3,508,772 shares of JDA common stock. The conversion price for JDA common stock is $14.25 and was determined based on the average closing bid price of JDA common stock over a period of three trading days beginning with the first full trading day after the announcement of the Merger (April 25, 2006), subject to a minimum conversion price of $11.75 and a maximum conversion price of $15.75. The preferred stock is non-dividend paying, however it contains certain pre-emptive rights and liquidation preferences. The holders of the Series B preferred stock are entitled to notice of all stockholder meetings and generally may vote as a single class together with our common stock on all matters submitted to our stockholders for a vote. In addition, the approval of the majority of outstanding Series B shares, voting together as a separate class, is required for certain fundamental transactions, including acquisitions, financings and reorganizations. The Series B holders are entitled as a class to elect a director to our Board, and upon or prior to the initial issuance of the Series B preferred stock, Orlando Bravo of Thoma Cressey will become a member of our Board of Directors. Our obligations under the Stock Agreement and the Registration Rights Agreement are conditioned upon the closing of the Manugistics acquisition.
     Concurrent with the execution of the merger agreement, we received a commitment letter from Citicorp North America, Inc., Citigroup Global Markets Inc., UBS Loan Finance LLC and UBS Securities LLC to provide up to $225 million of debt financing to complete the Manugistics acquisition, including $175 million in term loans and a $50 million revolving credit facility on customary terms and conditions. We will use the debt financing, net of issuance costs, together with the companies’ combined cash balances at closing and the $50 million investment from Thoma Cressey, to fund the cash obligations under the merger agreement and related transaction expenses, to retire approximately $180 million of Manugistics’ existing debt and to provide cash for our ongoing working capital and general corporate needs.
Voting Agreements
     We also entered into voting agreements with the directors and certain executive officers of Manugistics and with certain significant stockholders of Manugistics, pursuant to which such signatories have agreed to vote in favor of the merger agreement and against any other proposal or offer to acquire Manugistics. The voting agreements apply to all shares of Manugistics common stock held by the signatories at the record date for the relevant Manugistics stockholder meeting. The voting agreements restrict the transfer of shares by the signatories, except under certain limited conditions.
     Our description of the terms and conditions related to the Manugistics acquisition is qualified by reference to the merger agreement, Stock Agreement, Registration Rights Agreement, and voting agreements, which we have filed as exhibits to our report on Form 8-K dated April 24, 2006.
3. Derivative Instruments and Hedging Activities
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
     At March 31, 2006, we had forward exchange contracts with a notional value of $5.2 million and an associated net forward contract receivable of $72,000. At December 31, 2005, we had forward exchange contracts with a notional value of $6.4 million and an associated net forward contract receivable of $117,000. The forward contract receivables or liabilities are included in prepaid expenses and other current assets or accrued expenses and other liabilities as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded foreign currency exchange gains of $62,000 and $5,000 in first quarter 2006 and 2005, respectively.
4. Promissory Note Receivable
     On March 13, 2006 we received payment in full of the remaining $1.2 million outstanding balance under the Second Amended and Restated Secured Promissory Note with Silvon Software, Inc.

5. Goodwill and Other Intangibles, net
     Goodwill and other intangible assets consist of the following:

	March 31, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Goodwill	$60,531	$—	$60,531	$—

Other intangibles:

Amortized intangible assets
Customer Lists	40,583	(16,701)	40,583	(15,808)
Software technology	39,547	(25,061)	39,547	(23,808)

Unamortized intangible assets
Trademarks	2,391	—	2,391	—

	82,521	(41,762)	82,521	(39,616)

	$143,052	$(41,762)	$143,052	$(39,616)

     We found no indication of impairment of our goodwill balances during first quarter 2006 and, absent future indicators of impairment, the next annual impairment test will be performed in fourth quarter 2006. As of March 31, 2006, goodwill has been allocated to our reporting units as follows: $42.2 million to Retail Enterprise Systems and $18.3 million to Collaborative Solutions.
     The estimated useful lives of our customer list intangibles and acquired software technology generally range from 8 to 13 years and from 5 to 15 years, respectively. Amortization expense for first quarter 2006 and 2005 was $2.1 million and $2.1 million, respectively. These figures are shown as separate line items in the consolidated statements of income within cost of revenues and operating expenses. We expect amortization expense for the next five years to be as follows:

2006	$8,313
2007	$6,822
2008	$5,721
2009	$4,194
2010	$4,018
6. Earnings per Share
     Earnings per share for the first quarter 2006 and 2005 is calculated as follows:

	Three Months
	Ended March 31,
	2006	2005
Net income	$487	$703

Shares – Basic earnings per share	29,105	29,152
Dilutive common stock equivalents	569	374

Shares – Diluted earnings per share	29,674	29,526

Basic earnings per share	$.02	$.02

Diluted earnings per share	$.02	$.02

7. Restructuring Charges
     Restructuring Charges Related to Our 2005 Operating Plan
     We recorded restructuring charges of $2.5 million during 2005, including $1.6 million in first quarter 2005, to complete the restructuring initiatives contemplated in our 2005 Operating Plan. These charges, which primarily include termination benefits and net rentals remaining under existing operating leases on certain vacated facilities, are in addition to the $3.1 million restructuring charge recorded in fourth quarter 2004 which also included termination benefits and the negotiated buyout or net rentals remaining under existing operating leases on certain facilities that were vacated by December 31, 2004. The restructuring initiatives included a consolidation of product lines, a net workforce reduction of approximately 12% or 154 full-time employees (“FTE”) worldwide, and a reduction of certain office space in the United States and Northern Europe. The net workforce reduction included certain employees involved in the product development (78 FTE), consulting services and training (57 FTE), sales and marketing (20 FTE), and administrative (13 FTE) functions in the Americas, Europe and Asia Pacific, offset by a net gain of 14 FTE in the customer support function resulting from the transfer of 20 developers and functional experts into the Customer Directed Development (“CDD”) organization structure within our Customer Support Solutions group that is responsible for improving the speed and efficiency of the Company’s issue resolution, support and enhancements for maintenance customers. A total of 110 FTE were terminated or open positions eliminated through December 31, 2004 with an additional 44 FTE terminated during 2005. The restructuring charges were increased by $166,000 during 2005 and decreased $96,000 in first quarter 2006 due to our revised estimate of termination benefits and office closure reserve requirements. These adjustments are reflected in the consolidated statements of income under the captions “Cost of consulting services,” “Sales and marketing,” and “General and administrative” due to the insignificant nature of the amounts.
     A summary of the 2005 Operating Plan restructuring charges included in accrued expenses and other liabilities is as follows:

	(Q4-04)			Loss on		Exchange
	Initial	Additional	Cash	Disposal	Adj to	Rate	Balance	Cash	Adj to	Balance
Description	Reserve	Reserves	Charges	of Assets	Reserves	Impact	Dec. 31, 2005	Charges	Reserves	Mar. 31, 2006
Termination benefits	$2,810	$2,030	$(4,933)	$—		$96	$(3)	$—	$—	$—
Office closures	341	423	(456)	(33)	70	(3)	342	(13)	(96)	233

Total	$3,151	$2,453	$(5,389)	$(33)	$166	$(6)	$342	$(13)	$(96)	$233

     The remaining balance for office closures relates primarily to a vacated facility in Georgia which is being paid over the term of the lease which extends through 2012 and related sublease which extends through 2010.
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

     A summary of the first quarter 2004 restructuring charges included in accrued expenses and other liabilities is as follows:

	(Q1-04)		Loss on		Exchange
	Initial	Cash	Disposal	Adj to	Rate	Balance	Cash	Exchange	Balance
Description	Reserve	Charges	of Assets	Reserves	Impact	Dec. 31, 2005	Charges	Rate Impact	Mar. 31, 2006
Termination benefits	$1,789	$(1,774)	$—	$50	$(8)	$57	$—		$1 $58
Office closures	899	(708)	(62)	(72)	24	81	(19)	—	62

Total	$2,688	$(2,482)	$(62)	$(22)	$16	$138	$(19)	$1	$120

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
     2002 Restructuring Charges
     We recorded restructuring charges of $6.3 million in 2002 which include $5.2 million for termination benefits and $1.1 million for office closure costs. These charges were recorded using the authoritative guidance in Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and related primarily to the reorganization of the Company and the implementation of our Customer Value Program initiative during fourth quarter 2002. We made a subsequent adjustment to the initial restructuring charge in 2005 based on our revised estimate of office closure costs. This adjustment was made through the income statement and is reflected in the consolidated statements of income under the captions “Cost of consulting services,” “Sales and marketing,” and “General and administrative” due to the insignificant nature of the amounts.
     A summary of the 2002 restructuring and office closure charges included in accrued expenses and other liabilities is as follows:

			Loss on
	Initial	Cash	disposal	Adjustments	Balance at	Cash	Balance at
Description	Reserve	Charges	of assets	to Reserve	Dec 31, 2005	Charges	Mar 31, 2006
Terminations benefits	$5,204	$(5,007)	$—	$(197)	$—	$—	$—
Office closures	1,083	(1,121)	(138)	247	71	(12)	59

Total	$6,287	$(6,128)	$(138)	$50	$71	$(12)	$59

     The remaining balance is for office closure costs on a vacated facility in Connecticut that are being paid as the lease and related sublease run through their remaining terms which extend through 2007.

8. E3 Acquisition Reserves
     In conjunction with the acquisition of E3 in 2001, we recorded acquisition reserves of $14.6 million for restructuring costs to exit the activities of E3 and other direct costs associated with the acquisition. The acquisition reserves included $9.6 million in restructuring charges recorded pursuant to Financial Accounting Standards Board Emerging Issues Task Force Issue No. 95-3 (“EITF No. 95-3”), Recognition of Liabilities in Connection with a Purchase Business Combination that related primarily to termination benefits and office closures, and $4.9 million in direct costs recorded pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations, that related primarily to investment banker fees and legal and accounting costs. The acquisition reserves were subsequently increased by $1.7 million, primarily due to our revised estimate of office closure costs, and included adjustments of $1.3 million, $18,000, $341,000 and $42,000 in 2002, 2003, 2004 and 2005, respectively. The 2002 adjustment was made within 12 months of the acquisition and was recorded as an increase to the purchase price. All remaining adjustments were made through the consolidated statements of income with the 2004 adjustment included under the caption “Restructuring charges and adjustments to acquisition-related reserves.”
     Cash charges of $708,000, $393,000 and $440,000 were made against the acquisition reserves in 2003, 2004, and 2005, respectively. All termination benefits and direct costs were fully paid by December 31, 2003 and the final $75,000 cash charge for office closures was made in first quarter 2006.
9. Treasury Stock
     In January 2005, our Board of Directors authorized a program to repurchase up to one million shares of our outstanding common stock on the open market or in private transactions at prevailing market prices during a one-year period ended January 26, 2006. The program was adopted as part of our revised approach to equity compensation, which will emphasize performance-based awards to employees and open market stock repurchases by the Company designed to mitigate or eliminate dilution from future employee and director equity-based incentives. During 2005, we repurchased a total of 747,500 shares of our common stock for $8.7 million under this program.
     During first quarter 2006, we repurchased 3,345 shares tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted shares under the 2005 Performance Incentive Plan. These shares were repurchased for $47,000 at prices ranging from $11.19 to $14.90 per share.
10. Stock-Based Compensation
     We adopted Statement of Financial Accounting Standard No. 123(R), Share Based Payment (“SFAS No. 123(R)”) effective January 1, 2006 using the “modified prospective” method. Under the “modified prospective” method, share-based compensation expense recognized in our financial statements will now include (i) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated under the requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and (ii) compensation expense for all share-based payments granted subsequent to January 1, 2006 under the requirements of SFAS No. 123(R). Results for prior periods have not been restated.
     We do not expect that our outstanding stock options will result in a significant compensation expense charge as all options were fully vested prior to the adoption of SFAS No. 123(R) (see Accelerated Vesting of Stock Options and 2005 Performance Incentive Plan). We no longer use stock options for share-based compensation.
     SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow. During first quarter 2006, cash flows from operating activities were reduced by $6,000 for the excess tax benefits from share-based compensation.
     Prior to the adoption of SFAS No. 123(R) we accounted for share-based compensation in accordance with SFAS No. 123 and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. As permitted at that time under SFAS No. 123, we elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and account for share-based compensation using the intrinsic-value method. Under the intrinsic-value method, we recognized no compensation cost for our employee stock options and purchases under our employee stock purchase plans in our consolidated statements of income. We provided pro forma disclosure on a quarterly and annual basis of net income (loss) and net income (loss) per common share for stock option grants and shares issued under employee stock purchase plans as if the fair-value method defined in SFAS No. 123 had been applied. The following table presents the effect on reported net income and earnings (loss) per share of prior periods as if we had accounted for our stock option and employee stock purchase plans under the fair-value method of accounting. No such disclosures are made for 2006 as all share-based payments have been accounted for under SFAS No. 123(R). Share-based compensation expense for stock option grants under the fair value method is determined using the Black-Scholes pricing model and assumes graded vesting.

Three Months
Ended
March 31, 2005
Net income — as reported	$703
Less: share-based compensation expense, net of related tax effects	(3,627)

Pro forma net loss	$(2,924)

Basic earnings per share — as reported	$.02
Diluted earnings per share — as reported	$.02
Basic loss per share — pro forma	$(.10)
Diluted loss per share — pro forma	$(.10)
     Accelerated Vesting of Stock Options. On February 15, 2005, the Compensation Committee approved the immediate vesting of all unvested stock options previously awarded under the 1996 Option Plan, 1996 Directors Plan and 1998 Option Plan. This decision was based in part on the issuance of SFAS No. 123(R). The Compensation Committee also considered the reduced level of cash bonuses paid to officers and employees in 2004, the fact that there were no equity awards planned in 2005 other than for certain new hires, and recognized that the exercise of any accelerated options would bring cash into the Company. Absent the acceleration of these options, upon adoption of SFAS No. 123(R), we would have been required to recognize approximately $3.7 million in pre-tax compensation expense from these options over their remaining vesting terms. Prior to the adoption of SFAS No. 123(R) on January 1, 2006, share-based compensation expense was only reflected in our footnote disclosures.
     Employees, officers and directors will benefit from the accelerated vesting if they terminate their employment with or service to the Company prior to the completion of the original vesting terms and have the ability to exercise certain options that would have otherwise been forfeited. No share-based compensation expense will be recorded with respect to these options unless an employee, officer or director actually benefits from this modification. For those employees, officers and directors who do benefit from the accelerated vesting, we are required to record additional share-based compensation expense equal to the intrinsic value of the option on the date of modification (i.e., February 15, 2005). The closing market price per share of our common stock on February 15, 2005 was $11.85 and the exercise prices of the approximately 1.4 million in unvested options on that date ranged from $8.50 to $28.20. Based on our historical employee turnover rates during the three-year period prior to acceleration and through 2005, we estimate there is $80,000 of potential share-based compensation expense that we may be required to record with respect to these options. We recorded $49,000 of additional share-based compensation expense during the year ended December 31, 2005 and $4,000 in first quarter 2006 with respect to these options.
     2005 Performance Incentive Plan. A 2005 Performance Incentive Plan (“2005 Incentive Plan”) was approved by our stockholders on May 16, 2005. The 2005 Incentive Plan replaced our 1996 Stock Option Plan, 1996 Outside Directors Stock Option Plan and 1998 Non-Statutory Stock Option Plan (collectively, our “Prior Plans”) and provides for the issuance of up to 1,847,000 shares of common stock to employees, consultants and directors under stock purchase rights, stock bonuses, restricted stock, restricted stock units, performance awards, performance units and deferred compensation awards. The 2005 Incentive Plan contains certain restrictions that limit the number of shares that may be issued and cash awarded under each type of award, including a limitation that awards granted in any given year can be no more than one percent (1%) of the total number of shares of common stock outstanding as of the last day of the preceding fiscal year. Awards granted under the 2005 Incentive Plan will be in such form as the Compensation Committee shall from time to time establish and may or may not be subject to vesting conditions based on the satisfaction of service requirements, conditions, restrictions or performance criteria. We initially intend to make awards of restricted stock and restricted stock units based upon the Company’s achievement of operating goals – primarily net income targets. Should the Company successfully meet its targets, 50% of the awards will vest at the date of grant and the remaining 50% will vest ratably over a 24-month period provided the individuals remain continuously employed by the Company. Subsequent net income targets will be increased based upon the cost of the prior year’s restricted stock awards. Restricted stock and restricted stock units may also be granted as a component of an incentive package offered to new employees or to existing employees based on performance or in connection with a promotion, and will generally vest over a three-year period, commencing at the date of grant. With the adoption of the 2005 Incentive

Plan, the Prior Plans have been terminated except for those provisions necessary to administer the outstanding options, all of which are fully vested.
     We measure the fair value of awards under the 2005 Incentive Plan based on the market price of the underlying common stock as of the date of grant. The awards are amortized over their applicable vesting period using the straight-line method. During 2005, we granted 62,913 restricted stock unit awards with a fair value of $775,000 under incentive packages offered to new and existing employees. On March 13, 2006 we awarded 20,132 restricted shares with a dollar value of $300,000 to certain officers and employees based on our achievement of operating goals for 2005. The dollar value is equal to the number of restricted shares awarded multiplied by $14.90, the market price of our stock on the date of grant. These restricted share awards vested 50% at the date of grant and the remaining 50% will vest ratably over 24 months provided the individuals remain continuously employed by the Company. An entry was made to additional paid-in capital and deferred stock compensation as of December 31, 2005 to reflect the planned issuance of the 2005 award. We also granted 14,000 restricted shares to our directors on March 13, 2006 which were fully vested on the date of grant. During the three months ended March 31, 2006 we recorded share-based compensation expense of $214,000 related to 2005 Incentive Plan awards and as of March 31, 2006, we have included $720,000 of deferred compensation in stockholders’ equity. This compensation is expected to be recognized over a weighted average period of 1.9 years.
     The following table summarizes activity under the 2005 Incentive Plan:

	Restricted Stock Units		Restricted Stock
		Weighted Average		Weighted Average
	Units	Fair Value	Shares	Fair Value

Non-vested Balance, January 1, 2005	—	—	—	—
Granted	62,913	$12.32	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Non-vested Balance, December 31, 2005	62,913	$12.32	—	—

Granted	—	—	34,132	$14.90

Vested	—	—	(24,066)	$14.90

Forfeited	—	—	—	—

Non-vested Balance, March 31, 2006	62,913	$12.32	10,066	$14.90

11. Income Taxes
     We calculate our tax provision (benefit) on an interim basis using the year-to-date effective tax rate and record discrete tax adjustments in the reporting period in which they occur. A summary of the income tax provision (benefit) recorded in first quarter 2006 and 2005 is as follows:

	Three Months Ended
	March 31,
	2006	2005
Income before income tax provision (benefit)	$640	$250
Effective tax rate	31%	37%

Income tax provision (benefit) at effective tax rate	200	92

Discrete tax item benefits:
Changes in estimate	(47)	(346)
Changes in foreign statutory rates	—	(199)

Total discrete tax item benefits	(47)	(545)

Income tax provision (benefit)	$153	$(453)

     The decrease in the effective tax rate in first quarter 2006 compared to first quarter 2005 resulted primarily from the extra-territorial income exclusion (“ETI”) that provides a tax incentive to U.S. companies with export activity occurring on or after October 1, 2000. We began utilizing the ETI benefit in fourth quarter 2005.

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
     The income tax provision (benefit) recorded in first quarter 2006 and 2005 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during first quarter 2006 and 2005 of $64,000 and $61,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in capital.
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

	Three Months
	Ended	March 31,
	2006	2005
Revenues:

Americas	$36,970	$36,660
Europe	9,299	12,180
Asia/Pacific	4,047	4,701

	50,316	53,541
Sales and transfers among regions	(2,463)	(3,290)

Total revenues	$47,853	$50,251

	March 31,	December 31,
	2006	2005
Identifiable assets:

Americas	$280,767	$279,469
Europe	38,160	34,947
Asia/Pacific	15,704	16,156

Total identifiable assets	$334,631	$330,572

     Revenues for the Americas include $5.3 million and $4.2 million from Canada and Latin America in first quarter 2006 and 2005, respectively. Identifiable assets for the Americas include $14.2 million and $16.1 million in Canada and Latin America as of March 31, 2006 and December 31, 2005, respectively.
     Our business segments are organized around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry:
•	Retail Enterprise Systems. This business segment includes enterprise-wide solutions for retailers that rapidly collect, organize, distribute and analyze, and optimize information throughout an organization. Certain Strategic Demand Management Solutions and Merchandise Operations Systems are included in this business segment.

•	In-Store Systems. This business segment includes store-level solutions for retailers that enhance and facilitate the direct interaction of store-level personnel with customers and integrate store-level operations into the overall business processes of the organization. Certain Strategic Demand Management Solutions are included in this business segment.
•	Collaborative Solutions. This business segment includes solutions for CPG manufacturing and wholesale customers that facilitate business-to-business collaborative activities such as collaborative planning, forecasting and replenishment, collaborative category management including collaborative space and assortment planning, and collaborative revenue management through trade funds management programs. Industry practices developed by retailers such as Wal*Mart, increasingly require CPG manufacturing and wholesale organizations to collaborate with other participants in the demand chain. While these companies have historically focused on technology to support their ability to manufacture and supply products, this new era of collaboration with retailers has created a requirement for new technology solutions that are designed to optimize sales of products to end consumers through the retail channel. Certain Strategic Demand Management Solutions are included in this business segment.
     A summary of the revenues, operating income (loss), and depreciation attributable to each of these business segments for first quarter 2006 and 2005 is as follows:

	Three Months
	Ended March 31,
	2006	2005
Revenues:
Retail Enterprise Systems	$33,838	$33,740
In-Store Systems	3,667	4,401
Collaborative Solutions	10,348	12,110

	$47,853	$50,251

Operating income (loss):
Retail Enterprise Systems	$5,420	$5,722
In-Store Systems	(560)	(6)
Collaborative Solutions	2,708	1,955
Other (see below)	(7,858)	(7,937)

	$(290)	$(266)

Depreciation:
Retail Enterprise systems	$1,099	$1,372
In-Store systems	242	232
Collaborative Solutions	338	452

	$1,679	$2,056

Other:
Amortization of intangible assets	$893	$849
Restructuring charge and adjustments to acquisition-related reserves	—	1,559
General and administrative expenses	6,965	5,529

	$7,858	$7,937

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
Significant Trends and Developments in Our Business
     Outlook for Second Quarter 2006. Software license sales for first quarter 2006 were $7.1 million, a decrease of $8.4 million or 54% sequentially compared to fourth quarter 2005. Although we anticipated a sequential decline in software license revenues in first quarter 2006, the decrease was larger than expected due to a failure to close software deals in each geographic region. We do not view the results experienced over the past quarter as indicative of a fundamental change in our competitive position in the market and we are not changing our full year 2006 guidance at this time. We still expect to close most of the deals we originally expected to close in fourth quarter 2005 and first quarter 2006 and believe significant progress will be made towards this goal during second quarter 2006. Software license sales have and will continue to vary significantly from quarter-to-quarter as our business cycle is typically longer than 90 days and it remains difficult for us to predict whether and exactly when larger software license transactions will close. See Cautious Buying Patterns Continue to Impact our Operating Results for a detailed discussion of the factors that affect the buying patterns of our customers. In addition, we are subject to the overall effects of general market conditions and the relative performance of our competitors. Due to this uncertainty, we continue to believe it is more appropriate for us to provide guidance on expected financial results on an annual rather a quarterly basis.
     Based on our pipeline of opportunities and the deals that have already closed in second quarter 2006, we believe our previously announced guidance for the year ending December 31, 2006 continues to be appropriate. We expect improved software license revenue performance in each of our Retail Enterprise Systems, In-Store Systems and Collaborative Solutions business segments throughout the remainder of 2006. We expect software license sales for 2006 to increase 5% to 10% over 2005 and range between $61 million and $64 million. In addition, we continue to expect total revenues for 2006 to increase 3% to 6% over 2005 and range between $223 million to $228 million, absent the effect of any acquisitions (see Pending Acquisition of Manugistics Group, Inc.).
     We expect improved software license revenue performance in the Americas region throughout the remainder of 2006 in each of our business segments. The consulting services business in this region has benefited from the increased sales of Merchandise Operations Systems over the past two years, particularly those sold to Tier 2 retailers, and the continued improvement in utilization rates. We expect these trends to continue in 2006 as we believe there are a significant number of Tier 2 retailers currently using first generation Merchandise Operations Systems purchased in the mid to late 1990s from certain smaller competitors that have been subsequently acquired, are no longer in business or whose long-term financial viability is now in question. We believe this situation could give rise to a number of new customer opportunities in 2006. We also believe our competitive position for these opportunities would be strong as we are able to provide a lower cost of ownership combined with an established reputation for delivery of Merchandise Operations Systems in the Tier 2 market.
     We believe the operational issues and management changes that have impacted the European region over the past two years have been largely addressed and we continue to expect improved software sales performance in this region in second quarter and throughout the remainder of 2006. The consulting services business in this region has been significantly impacted by lower software sales over the past two years. We believe it may take longer to deliver meaningful consulting services revenues growth in the European region as the software mix continues to be dominated by sales of Strategic Demand Management Solutions, which typically have shorter implementation timeframes and require fewer services. During first quarter 2006, we transitioned the leadership team in the Asia/Pacific region due to the recent retirement of the regional vice president. We promoted from within the Asia/Pacific region and do not believe this change caused any major disruption. We believe there are both short and long-term opportunities in the Asia/Pacific region and, as a result, we expect improved software license revenue performance in this region throughout the remainder of 2006.
     We continue to see a broad interest in our initial PortfolioEnabled solutions. Our North American beta partner on the Portfolio Replenishment Optimization by E3 (“PRO”) went live on this PortfolioEnabled solution in select departments during fourth quarter 2005 and we are currently working with 16 customers on projects involving the implementation of the PRO or the Enterprise Planning by Arthur (“Enterprise Planning”) solution. We believe this early validation of our next generation of solutions indicates that the unique capabilities and architecture of our PortfolioEnabled solutions can be compelling to Tier 1 retailers (i.e., retailers with revenues of $5 billion or more) as well as to Tier 2 retailers (i.e., retailers with revenues of $100 million to $5 billion). We plan to expand our customer base for PRO and Enterprise Planning during 2006, however, both products are in a typical early adoption stage and we believe market acceptance will improve as additional customers go live and become referenceable.
     Maintenance services revenues decreased $447,000 or 2% sequentially in first quarter 2006 compared to fourth quarter 2005. We deferred revenue recognition on certain customer amounts in first quarter 2006 that are past due. In addition, fourth quarter 2005 included approximately $350,000 in deferred maintenance revenues from prior quarters that we were able to recognize upon the settlement of various customer situations. Growth in our maintenance services revenues has been hindered by lower software sales; however, we continue to expect a modest increase in maintenance services revenues in 2006 compared to 2005 absent any significant change in the strength of the US Dollar against foreign currencies in those countries in which we conduct business. We have a large annual recurring maintenance base of approximately $87 million with high customer retention rates. Maintenance services margins were 72% in first quarter 2006 compared to 74% in fourth quarter 2005 and first quarter 2005. Maintenance costs have increased primarily as a result of the transfer of product development resources to our Customer Support Solutions group during the second half of 2005 and first quarter 2006 to support the move of certain of our legacy products to the Customer Directed Development (“CDD”) organization structure. We expect maintenance services margins to remain at approximately first quarter 2006 levels for the remainder of 2006.
     Service revenues increased $1.6 million or 9% sequentially in first quarter 2006 compared to fourth quarter 2005 primarily as a result of ongoing consulting projects in the Americas region. Consolidated utilization rates in first quarter 2006 were 48%, which is consistent with 2005 results, however, consulting services margins and revenue trends continue to vary among our geographic regions. Utilization rates in the Americas region improved to 64% in first quarter 2006 compared to 56% in 2005, primarily as a result of a large multi-product implementation in the United States. This result was offset by flat to lower utilization rates and consulting services revenue in the European and Asia/Pacific regions. We believe improved software sales performance together with an increasing mix of Merchandise Operations Systems opportunities in our sales pipeline will contribute to a continuing recovery of our consulting services business in 2006. This improvement will be offset in part by an anticipated $2.0 million decrease in hosting revenues in 2006 due to the merger and resulting loss of a large customer. Service margins, which include consulting and other service revenues, were 28% in first quarter 2006 which is in line with our long-term target for service revenue margins which ranges from the mid to high 20%.
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
     We have historically recognized a substantial portion of our software license revenues under an Initial License Fee model (“ILF model”). Under the ILF model, software license contracts are structured to enable the Company to recognize 100% of the software license revenue upon execution of the contract provided all of the revenue recognition criteria set forth in Statement of

Position 97-2, Software Revenue Recognition and other relevant guidance have been met. However, due to the elongated sales cycles we are experiencing and the absence of a predictable base demand, we have begun to increasingly offer larger customers, particularly in the Americas region, the option to purchase software licenses under Proof of Concept (“POC”) and Milestone licensing models in order to mitigate their risk aversion. Under the POC model, customers are allowed to try one or more of our solutions before they purchase them, either in a proof of concept, pilot, or prototype environment, or during the performance of business process analyses or benchmarking activities. We began offering these licensing models in the second half of 2004 and to date, we have started a total of 83 POC and evaluation projects. We have successfully converted 43 of these projects into perpetual licenses (including 30 in 2005 and 6 in first quarter 2006), 18 of the projects have been terminated, 2 have been deferred indefinitely and 20 POC projects are still open. The time to convert on POC projects, which is subject to multiple variables including a number of which are outside our control, has generally ranged from two months to nearly one year. Under the Milestone model, payment of the software license fees are aligned with the achievement of defined milestones or deliverable objectives within an agreed timeframe. Until recently we only offered the Milestone model on large Merchandise Operations Systems implementations; however we have now begun to extend the program to larger software license sales of our Strategic Demand Management Solutions as well. POC and Milestone software license revenues accounted for 14% and 10% of total software license revenue in first quarter 2006 and 2005, respectively. Although the purchase of software licenses under the POC and Milestone licensing models initially delays the recognition of revenue, we believe these licensing models may improve our ability to get customers to commit to the investment in our products and to predict the timing of software license revenues, thereby over time, decreasing our dependence on the more unpredictable ILF model transactions.
     Our Competitive Environment is Changing. The enterprise software market continues to consolidate. Although the consolidation trend has resulted in fewer competitors in every significant product market we supply, it has also resulted in larger, new competitors with significantly greater financial, technical and marketing resources than we possess. This could create a significant competitive advantage over us and negatively impact our business. The consolidation trend is evidenced by our pending acquisition of Manugistics Group, Inc., Oracle’s acquisitions of Retek, ProfitLogic, Inc. and of 360Commerce, and by SAP AG’s acquisitions of Triversity, Inc. and Khimetrics, Inc. Oracle did not compete with our retail specific products prior to its acquisition of Retek and although this acquisition has not significantly impacted our near-term strategy, it is difficult to estimate what effect this acquisition will ultimately have on our competitive environment. We have recently encountered competitive situations with Oracle in certain of our international markets where, in order to encourage customers to purchase their retail applications, we suspect they have offered to license their database applications at no charge. We have also encountered competitive situations with SAP AG where, in order to encourage customers to purchase licenses of its non-retail applications and gain retail market share, they have offered to license at no charge certain of its retail software applications that compete with the JDA Portfolio products. If large competitors such as Oracle and SAP AG and other large private companies are willing to license their retail and/or other applications at no charge it may result in a more difficult competitive environment for our products. In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the retail supply chain market. Oracle’s acquisition of Retek has the potential to create some additional delays around decisions made by larger Tier 1 customers to purchase Merchandise Operations Systems; however, we believe there are only a small number of these decisions made each year. We also believe that Oracle and SAP AG may have difficulty successfully competing for sales of Merchandise Operations Systems in the Tier 2 marketplace as we do not believe they are able to implement solutions with a reasonable total cost of ownership in comparison with the value proposition we are able to offer customers in this market. Because competitors such as Oracle and SAP AG have significantly greater resources than we possess, they could also make it more difficult for us to grow through acquisition by outbidding us for potential acquisition targets. We cannot guarantee that we will be able to compete successfully for customers or acquisition targets against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.
     Software license revenues from existing customers represented 85% and 83% of software license revenues in first quarter 2006 and 2005, respectively. We believe sales of add-on products to existing customers will continue to comprise a majority of our software revenues. This metric is a direct result of our large customer base, principally amassed through the acquisitions of Strategic Demand Management Solutions such as Portfolio Space Management by Intactix (2000) and Portfolio Replenishment by E3 (2001), that has and will continue to provide significant back-selling and growth opportunities for both our existing Portfolio Synchronized products and our next generation PortfolioEnabled products. Nearly 60% of our retail customer base and substantially all of our CPG manufacturing and wholesale customers still only own applications from one of our nearly 20 product families. We believe that once a customer has purchased multiple products from us, we are more likely to be viewed as a strategic partner in terms of their information systems strategy rather than simply a “point solution provider.”

          Business Opportunities and Growth Strategies. We continue to believe there are three distinct growth opportunities in the current economic environment:
•	We will continue to invest in our next generation PortfolioEnabled solutions which are based on a service oriented architecture (“SOA”). We believe this will differentiate us from many of our competitors and increase our market share as we bring these products to market. We also believe the PortfolioEnabled solutions will enhance the cross-selling opportunities in our customer base.

•	We will continue to develop our Collaborative Solutions business segment. We believe we have established a leading position in this evolving and growing market for software solutions. We also believe this collaborative market could grow to become a substantial portion of our business. The Collaborative Solutions business segment remains a particular source of focus within our acquisition strategy ( See Pending Acquisition of Manugistics Group, Inc.).

•	We will focus on maximizing our market share in the replenishment cycle for Merchandise Operations Systems that appears to be emerging, particularly in the Tier 2 market.
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
          We reduced our level of product development expenditures in absolute dollars and as a percentage of revenues in 2005 and in first quarter 2006 by leveraging the most current release of the Portfolio Synchronized versions of our products. JDA Portfolio version 2005.1, the fourth synchronized release of our products, was released in first quarter 2005 and included enhancements to virtually all of our existing products that we believe will enable them to maintain their competitive edge. During 2006, we plan to release JDA Portfolio version 2006 that will include new releases of most of our Portfolio Synchronized products. We will continue selling the equivalent Portfolio Synchronized versions of our products over the next several years until the new PortfolioEnabled solutions have achieved critical mass in the marketplace. We intend to follow an aggressive development plan for PortfolioEnabled solutions in 2006 and as previously reported, we plan to spend approximately $47 million in 2006 and increase our product development headcount by 20 to 25 employees in order to expedite these development efforts.
          Pending Acquisition of Manugistics Group, Inc. On April 24, 2006, we entered into an agreement and plan of merger to acquire all of the outstanding equity of Manugistics Group, Inc. for approximately $211 million in cash. Manugistics is a leading global provider of synchronized supply chain and revenue management solutions that enable customers to achieve improved forecast and inventory accuracy and leverage industry leading pricing and yield management solutions to maximize profits while ensuring optimum supply for constantly changing demand. We believe the combination of the two companies will create a unique competitive position as no other software company is currently able to offer a similar breadth and depth of vertically focused solutions to the demand chain market. In addition, there are back-selling opportunities for Manugistics’ advanced optimization solutions in our existing retail customer base and we believe Manugistics’ supply chain and revenue management solutions will enable us to significantly expand our presence with consumer goods manufacturers and wholesalers.
          Under the terms of the merger agreement, each issued and outstanding share of Manugistics’ common stock will be converted into the right to receive $2.50 per share in cash (the “merger consideration”). In addition, immediately prior to the completion of the proposed merger, Manugistics will accelerate and fully vest all of its outstanding stock options and restricted stock awards. Holders of equity awards that are not exercised prior to the completion of the merger will be entitled to receive a cash payout equal to the excess, if any, of the merger consideration over the per share exercise price of the equity awards. Completion of the proposed merger, which is expected to close in the second or third quarter of 2006, is subject to the approval of Manugistics’ stockholders, expiration or termination of the applicable Hart-Scott-Rodino waiting periods, consummation of our debt and equity financing arrangements, and regulatory and other customary conditions. There can be no assurance that the merger will be consummated. In the event the merger agreement is terminated under certain circumstances, Manugistics will be required to pay a nonrefundable termination fee ranging from $4.9 million to $9.8 million. Risks associated with this pending Merger, whether it is completed or not, appear in Exhibit 99.1 to this quarterly report on Form 10-Q.

Debt and Equity Financing Arrangements
     On April 23, 2006, we entered into a Preferred Stock Purchase Agreement (“Stock Agreement”) that provides for the issuance of convertible preferred stock with an aggregate purchase price of $50 million to funds affiliated with Thoma Cressey Equity Partners, an enterprise software investor with approximately $2 billion in equity under management, and a Registration Rights Agreement, under which we have agreed to file a registration statement within 60 days after the completion of the Manugistics acquisition that covers the resale of the shares of JDA common stock underlying the preferred stock to be issued in connection with the Stock Agreement. Under the Stock Agreement, we will issue 50,000 shares of Series B preferred stock to Thoma Cressey which are convertible, at any time in whole or in part, into a maximum of 3,508,772 shares of JDA common stock. The conversion price for JDA common stock is $14.25 and was determined based on the average closing bid price of JDA common stock over a period of three trading days beginning with the first full trading day after the announcement of the Merger (April 25, 2006), subject to a minimum conversion price of $11.75 and a maximum conversion price of $15.75. The preferred stock is non-dividend paying, however it contains certain pre-emptive rights and liquidation preferences. The holders of the Series B preferred stock are entitled to notice of all stockholder meetings and generally may vote as a single class together with our common stock on all matters submitted to our stockholders for a vote. In addition, the approval of the majority of outstanding Series B shares, voting together as a separate class, is required for certain fundamental transactions, including acquisitions, financings and reorganizations. The Series B holders are entitled as a class to elect a director to our Board, and upon or prior to the initial issuance of the Series B preferred stock, Orlando Bravo of Thoma Cressey will become a member of our Board of Directors. Our obligations under the Stock Agreement and the Registration Rights Agreement are conditioned upon the closing of the Manugistics acquisition.
     Concurrent with the execution of the merger agreement, we received a commitment letter from Citicorp North America, Inc., Citigroup Global Markets Inc., UBS Loan Finance LLC and UBS Securities LLC to provide up to $225 million of debt financing to complete the Manugistics acquisition, including $175 million in term loans and a $50 million revolving credit facility on customary terms and conditions. We will use the debt financing, net of issuance costs, together with the companies’ combined cash balances at closing and the $50 million investment from Thoma Cressey, to fund the cash obligations under the merger agreement and related transaction expenses, to retire approximately $180 million of Manugistics’ existing debt and to provide cash for our ongoing working capital and general corporate needs.
Voting Agreements
     We also entered into voting agreements with the directors and certain executive officers of Manugistics and with certain significant stockholders of Manugistics, pursuant to which such signatories have agreed to vote in favor of the merger agreement and against any other proposal or offer to acquire Manugistics. The voting agreements apply to all shares of Manugistics common stock held by the signatories at the record date for the relevant Manugistics stockholder meeting. The voting agreements restrict the transfer of shares by the signatories, except under certain limited conditions.
     Our description of the terms and conditions related to the Manugistics acquisition is qualified by reference to the merger agreement, Stock Agreement, Registration Rights Agreement, and voting agreements, which we have filed as exhibits to our report on Form 8-K dated April 24, 2006
     Our Financial Position is Strong and We Have Positive Operating Cash Flow. Our financial position remains strong and as of March 31, 2006 we had $118.0 million in cash, cash equivalents and marketable securities, as compared to $111.5 million at December 31, 2005. We generated $5.1 million and $5.8 million in cash flow from operations during first quarter 2006 and 2005, respectively. We believe our cash position is sufficient to meet our operating needs for the foreseeable future after the financing of the Manugistics acquisition (see Pending Acquisition of Manugistics, Inc.).

Results of Operations
     The following table sets forth certain selected financial information expressed as a percentage of total revenues for the periods indicated and certain gross margin data expressed as a percentage of software license revenue, maintenance services revenue, product revenues or services revenues, as appropriate:

	Three months
	Ended March 31,
	2006	2005
REVENUES:

Software licenses	15%	21%
Maintenance services	45	43

Product revenues	60	64

Consulting services	36	33
Reimbursed expenses	4	3

Service revenues	40	36

Total revenues	100	100

COST OF REVENUES:

Cost of software licenses	1	—
Amortization of acquired software technology	3	3
Cost of maintenance services	12	11

Cost of product revenues	16	14

Cost of consulting services	25	26
Reimbursed expenses	4	3

Cost of service revenues	29	29
Total cost of revenues	45	43

GROSS PROFIT	55	57

OPERATING EXPENSES:

Product development	22	23
Sales and marketing	17	19
General and administrative	15	11
Amortization of intangibles	2	2
Restructuring charges and adjustments to acquisition-related reserves	—	3

Total operating expenses	56	58

OPERATING LOSS	(1)	(1)

Other income, net	2	1

INCOME BEFORE INCOME TAX PROVISON (BENEFIT)	1	—

Income tax provision (benefit)	—	1

NET INCOME	1%	1%

Gross margin on software licenses	95%	98%
Gross margin on maintenance services	72%	74%
Gross margin on product revenues	74%	78%
Gross margin on service revenues	28%	22%

     The following table sets forth a comparison of selected financial information, expressed as a percentage change between quarters for first quarter 2006 and 2005. In addition, the table sets forth cost of revenues and product development expenses expressed as a percentage of the related revenues:

		% Change
	Three Months ended March 31,
	2006	2005 to 2006	2005
Revenues:

Software licenses	$7,143	(30%)	$10,217
Maintenance	21,653	—%	21,706

Product revenues	28,796	(10%)	31,923
Service revenues	19,057	4%	18,328

Total revenues	47,853	(5%)	50,251

Cost of Revenues:

Software licenses	392	74%	225
Amortization of acquired software technology	1,253	(4%)	1,299
Maintenance services	5,963	6%	5,613

Product revenues	7,608	7%	7,137
Service revenues	13,703	(5%)	14,365

Total cost of revenues	21,311	(1%)	21,502

Gross Profit	26,542	(8%)	28,749

Operating Expenses:

Product development	10,758	(8%)	11,676
Sales and marketing	8,216	(13%)	9,402
General and administrative	6,965	26%	5,529

	25,939	(3%)	26,607

Amortization of intangibles	893	5%	849

Operating loss	$(290)	(9%)	$(266)

Cost of Revenues as a % of related revenues:
Software licenses	5%		2%
Maintenance services	28%		26%
Product revenues	26%		22%
Service revenues	72%		78%

Product Development as a % of product revenues	37%		37%

     The following tables set forth selected comparative financial information on our business segments and geographical regions, expressed as a percentage change between quarters for first quarter 2006 and 2005. In addition, the tables set forth the contribution of each business segment and geographical region to total revenues in first quarter 2006 and 2005, expressed as a percentage of total revenues:

	Retail Enterprise Systems	In-Store Systems	Collaborative Solutions
	2006 vs 2005	2006 vs 2005	2006 vs 2005
Software licenses	(39%)	(34%)	(13%)
Maintenance services	(4%)	8%	6%

Product revenues	(14%)	(8%)	—%
Service revenues	22%	(26%)	(68%)

Total revenues	—%	(17%)	(15%)

Product development	15%	(20%)	(44%)
Sales and marketing	(24%)	(2%)	5%

Operating income (loss)	(5%)	-NM-	39%

	Retail Enterprise Systems		In-Store Systems		Collaborative Solutions
	2006	2005	2006	2005	2006	2005
Contribution to total revenues	71%	67%	8%	9%	21%	24%

	The Americas	Europe	Asia/Pacific
	2006 vs 2005	2006 vs 2005	2006 vs 2005
Software licenses	(17%)	(44%)	(83%)
Maintenance services	(3%)	(10%)	13%

Product revenues	(7%)	(21%)	(20%)
Service revenues	14%	(33%)	(8%)

Total revenues	1%	(24%)	(26%)

	The Americas		Europe		Asia/Pacific
	2006	2005	2006	2005	2006	2005
Contribution to total revenues	73%	68%	19%	23%	8%	9%
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Product Revenues
     Software Licenses.
     Retail Enterprise Systems. The decrease in software license revenues in this business segment in first quarter 2006 compared to first quarter 2005 resulted from an 84% decrease in sales of Merchandise Operations Systems and a 19% decrease in sales of Strategic Demand Management Solutions.
     In-Store Systems. The decrease in software license revenues in this business segment in first quarter 2006 compared to first quarter 2005 resulted from a decrease in deal count, offset in part by an increase of over 30% in the average selling price on new In-Store System deals.
     Collaborative Solutions. The decrease in software license revenues in this business segment in first quarter 2006 compared to first quarter 2005 resulted from a 20% decrease in sales of Strategic Demand Management Solutions, offset in part by a 16% increase in license revenues from Marketplace Replenishment, our collaborative specific CPFR solution which is sold on a subscription basis.
     Regional Results. The Americas region accounted for $5.3 million of our software license revenues in first quarter 2006 compared to $6.5 million in first quarter 2005. Software license revenues in the Americas region decreased in first quarter 2006 compared to first quarter 2005 due to decreases in Retail Enterprise Systems, In-Store Systems and Collaborative Solutions software license revenues of 8%, 43% and 21%, respectively. First quarter 2006 software license revenues in the Americas region include five new multi-product software license deals that contain various combinations of Merchandise Operations Systems, Strategic Demand Management Solutions and In-Store Systems applications compared to five in first quarter 2005. One of the multi-product deals in first quarter 2006 was for $1.0 million or more. The European region accounted for $1.7 million of our software license revenues in first quarter 2006 compared to $3.0 million in first quarter 2005. Software license revenues in the European region decreased in first quarter 2006 compared to first quarter 2005 due to a 72% decrease in software license revenues from Retail Enterprise Systems offset in part by a 30% increase in Collaborative Solutions software license revenues. The Asia/Pacific region accounted for $131,000 of our software license revenues in first quarter 2006 compared to $782,000 in first quarter 2005. Software license revenues in the Asia/Pacific region decreased in first quarter 2006 compared to first quarter 2005 primarily due to an 86% decrease in Retail Enterprise Systems software license revenues. There was no significant In-Store Systems sales activity in the European or Asia/Pacific regions in first quarter 2006 or 2005. In addition, there were no multi-product deals or individual software license sales of $1.0 million or more in the European and Asia/Pacific regions in first quarter 2006 or 2005.
     Maintenance Services. Maintenance services revenues were flat in first quarter 2006 compared to first quarter 2005 as an increase in our Strategic Demand Management Solutions installed customer base was largely offset by approximately $533,000 of unfavorable foreign exchange effects.
Service Revenues
     Service revenues include consulting services, hosting services, training revenues, net revenues from our hardware reseller business and reimbursed expenses. The increase in service revenues in first quarter 2006 compared to first quarter 2005 resulted from an increase in consulting services revenue and improved utilization rates in the Americas region, due primarily to a large multi-product implementation in the United States, offset in part by flat to lower utilization rates and consulting services revenue in the Europe and Asia/Pacific regions. In addition, hosting revenues decreased 36% to $472,000 in first quarter 2006 from $742,000 in first quarter 2005 due to the merger and resulting loss of a large customer, and net revenues from our hardware reseller business decreased 83% to $88,000 in first quarter 2006 from $510,000 in first quarter 2005.
     Fixed bid consulting services work represented 7% of total consulting services revenue in first quarter 2006 compared to 17% in first quarter 2005.
Cost of Product Revenues
     Cost of Software Licenses. The increase in cost of software licenses in first quarter 2006 compared to first quarter 2005 resulted primarily from sales of certain of our In-Store Systems applications that incorporate functionality from third party software providers and require the payment of royalties.
     Amortization of Acquired Software Technology. The decrease in amortization of acquired software technology in first quarter 2006 compared to first quarter 2005 resulted primarily from the software technology related to the Arthur Suite of products that has now been fully amortized.
     Cost of Maintenance Services. The increase in cost of maintenance services in first quarter 2006 compared to first quarter 2005 resulted primarily from a 13% increase in average maintenance services headcount to support our larger installed customer base and the transfer of product development resources to our Customer Support Solutions group during the second half of 2005 and first quarter 2006 to support the move of certain of our legacy products to the CDD organization structure, offset in part by a $143,000 decrease in travel expense and training costs.
Cost of Service Revenues
     The decrease in cost of service revenues in first quarter 2006 compared to first quarter 2005 resulted primarily from a 11% decrease in average services headcount, partially offset by a $1.0 million increase in outside contractor costs for ongoing consulting projects rather than hire FTE positions, a $445,000 decrease in travel expense and training costs, and a $275,000 decrease in incentive compensation due to lower software license sales, offset in part by a $202,000 decrease in cost transfers out to other departments for consulting services and training employees who were used to support presales, product development and customer support activities.

Gross Profit
     The decrease in gross profit dollars and gross profit percentage in first quarter 2006 compared to first quarter 2005 is due primarily from the 30% decrease in software license revenues and the increase in average headcount in our customer support organization which resulted from the transfer of product development resources to the CDD organization structure, offset in part by higher service revenue margins.
     The increase in service revenue margins in first quarter 2006 compared to first quarter 2005 resulted primarily from the 4% increase in service revenues, the decrease in average services headcount, partially offset by a $1.0 million increase in outside contractor costs for ongoing consulting projects rather than hire FTE positions, a decrease in travel expense and training costs and lower incentive compensation due to lower software license sales, offset in part by a $202,000 decrease in cost transfers out to other departments for consulting services and training employees who were used to support presales, product development and customer support activities.
Operating Expenses
     Operating expenses, excluding amortization of intangibles, restructuring charges and adjustments to acquisition-related reserves, decreased $668,000, or 3% in first quarter 2006 compared to first quarter 2005, and represented 54% and 53% of total revenues in each quarter, respectively. The decrease in operating expenses includes a decrease in salaries, benefits and travel costs related to the headcount reductions in the restructuring initiatives undertaken during fourth quarter 2004 and first half 2005, and lower incentive compensation due to lower software license sales, offset in part by an increase in costs related to the use of outside contractors to assist in development activities and accounting costs due to the timing of Sarbanes-Oxley procedures.
     Product Development. The decrease in product development expense in first quarter 2006 compared to first quarter 2005 resulted primarily from a 21% decrease in average product development headcount from our restructuring initiatives and the transfer of product development resources to the Customer Support Solutions group during the second half of 2005 and first quarter 2006 to support the move of certain of our legacy products to the CDD organization structure, a $259,000 decrease in incentive compensation due to lower software license sales, offset in part by a $478,000 increase in outside contractor costs            to assist in the development of our PortfolioEnabled solutions and a $285,000 decrease in deferred costs related to funded development activities. As of March 31, 2006, we had 280 employees in the product development function compared to 308 at March 31, 2005.
     Sales and Marketing. The decrease in sales and marketing expense in first quarter 2006 compared to first quarter 2005 resulted primarily from a $648,000 decrease in incentive compensation due to lower software license sales and a $339,000 decrease in utilization of consulting services employees in presales activities. As of March 31, 2006, we had 154 employees in the sales and marketing function compared to 136 at March 31, 2005. The increase in sales and marketing headcount reflects the transfer of certain customer relationship and support employees into presales positions during first quarter 2006.
     General and Administrative. The increase in general and administrative expenses in first quarter 2006 compared to first quarter 2005 resulted primarily from a $432,000 decrease in capitalized costs associated with our major system initiatives, a $275,000 increase in accounting costs due to the timing of Sarbanes-Oxley procedures, a $250,000 accrual for employee termination disputes, a $208,000 increase in stock-based compensation, a $177,000 increase in executive salaries resulting from the addition of the Chief Operating Officer position and annual salary increases in April 2005. As of March 31, 2006, we had 142 employees in the general and administrative functions compared to 143 at March 31, 2005. We expect to gradually reduce our general and administrative headcount in 2006 as our major system initiatives are complete and we are now able to centralize more administrative functions in our corporate offices.
     Restructuring Charge and Adjustments to Acquisition-Related Reserves. We recorded a $1.6 million charge in first quarter 2005 related to the restructuring initiatives contemplated in our 2005 Operating Plan. This charge was primarily for one-time termination benefits.
Operating Loss
     We incurred an operating loss of $290,000 in first quarter 2006 compared to an operating loss of $266,000 in first quarter 2005. The 5% decrease in total revenues in first quarter 2006 compared to first quarter 2005 was largely offset by the cost reductions that have resulted from our restructuring initiatives.

     Operating income in our Retail Enterprise Systems business segment decreased to $5.4 million in first quarter 2006 compared to $5.7 million in first quarter 2005. The decrease in operating income in this business segment resulted primarily from a $2.9 million decrease in product revenues, a 15% increase in product development costs and an $821,000 increase in maintenance and service revenue costs, offset in part by a $3.0 million increase in service revenues and a 24% decrease in allocated sales and marketing costs based upon the pro rata share of software sales that came from this business segment.
     The operating loss in our In-Store Systems business segment increased to $560,000 in first quarter 2006 compared to $6,000 in first quarter 2005. The increase in the operating loss in this business segment resulted primarily from a $734,000 decrease in total revenues and a $167,000 increase in software costs on sales of certain In-Store Systems applications that incorporate functionality from third party software providers and require the payment of royalties, offset in part by a 20% decrease in product development costs.
     Operating income in our Collaborative Solutions business segment increased to $2.7 million in first quarter 2006 compared to $2.0 million in first quarter 2005. The increase resulted primarily from a 44% decrease in product development costs and a $985,000 decrease in service revenue costs, offset in part by a $1.8 million decrease in total revenues.
     The combined operating income (loss) reported in the business segments excludes $7.9 million and $7.9 million of general and administrative expenses and other charges in first quarter 2006 and 2005, respectively, that are not directly identified with a particular business segment and which management does not consider in evaluating the operating income (loss) of the business segments.
Income Tax Provision (Benefit)
     A summary of the income tax provision (benefit) recorded in the three months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended
	March 31,
	2006	2005
Income (loss) before income taxes	$640	$250
Effective tax rate	31%	37%
Income tax provision (benefit) at effective tax rate	200	92
Less discrete tax item benefits:
Changes in estimate	(47)	(346)
Change in foreign statutory tax rates	—	(199)

Total discrete tax item benefits	(47)	(545)

Income tax provision (benefit)	$153	$(453)

     The decrease in the effective tax rate in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 resulted primarily from the extra-territorial income exclusion (“ETI”) that provides a tax incentive to U.S. companies with export activity occurring on or after October 1, 2000. We began utilizing the ETI benefit in fourth quarter 2005.
     The income tax provision (benefit) for the three months ended March 31, 2006 and 2005 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during the three months ended March 31, 2006 and 2005 of $64,000 and $61,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in-capital.

Liquidity and Capital Resources
     We had working capital of $123.7 million at March 31, 2006 compared to $119.0 million at December 31, 2005. Cash and marketable securities at March 31, 2006 were $118.0 million, an increase of $6.5 million from the $111.5 million reported at December 31, 2005. The increase in working capital and cash and marketable securities resulted primarily from $5.1 million in cash flow from operating activities and $894,000 from the exercise of employee stock options.
     Net accounts receivable were $43.1 million or 81 day sales outstanding (“DSO”) at March 31, 2006 compared to $42.4 million or 69 DSO at December 31, 2005. Our DSO results may fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenues that comes from software license sales which typically have installment payment terms, seasonality, shifts in customer buying patterns, the timing of customer payments and annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.
     Operating activities provided cash of $5.1 million in first quarter 2006 compared to $5.8 million in first quarter 2005. The principle sources of our cash flow from operations are typically net income adjusted for depreciation and amortization and bad debt provisions, collections on accounts receivable, and increases in deferred maintenance revenue. Cash flow from operations was reduced in first quarter 2006 compared to first quarter 2005 by a $3.9 million net decrease in collections on accounts receivable and a $783,000 smaller increase in deferred revenue balances, offset in part by a $3.5 million smaller decrease in accrued expenses and other current liabilities. Cash flows in first quarter 2005 included a $2.8 million reduction in accrued expenses related to the payment of severance and other costs resulting from the restructuring activities and cost reductions taken in fourth quarter 2004 and first quarter 2005.
     Investing activities utilized cash of $6.2 million in first quarter 2006 and $1.2 million in first quarter 2005. Net cash utilized by investing activities in first quarter 2006 includes $6.5 million in net purchases of marketable securities, $742,000 in capital expenditures and the final $1.2 million payment received on the on the promissory note receivable from Silvon Software, Inc. Net cash utilized by investing activities in first quarter 2005 includes $1.6 million in capital expenditures, $427,000 in net purchases of marketable and $1.1 million in payments received on the Silvon note.
     Financing activities provided cash of $853,000 in first quarter 2006 and utilized cash of $1.5 million in first quarter 2005. The activity in both periods includes proceeds from the issuance of common stock under our stock option plans. Financing activities in first quarter 2005 also include the repurchase of 157,500 shares of our common stock for $2.2 million under a stock repurchase program.
     Changes in the currency exchange rates of our foreign operations had the effect of increasing cash by $208,000 in first quarter 2006 and reducing cash by $581,000 in first quarter 2005. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the short-term foreign currency exchange exposure associated with foreign currency denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income, net, offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.
     We Intend to Continue to Grow Our Business Through Acquisitions. We believe there are opportunities to grow our business through the acquisition of complementary and synergistic companies, products and technologies. On April 24, 2006, we entered into a merger agreement to acquire all of the outstanding equity of Manugistics for approximately $211 million in cash. Completion of the proposed merger, which is expected to close in the second or third quarter of 2006, is subject to the approval of Manugistics’ stockholders, expiration or termination of the applicable Hart-Scott-Rodino waiting periods, consummation of our debt and equity financing arrangements, and regulatory and other customary conditions. In connection with the proposed merger, we entered into a Stock Agreement and Registration Rights Agreement with Thoma Cressey that provides for the issuance of convertible preferred stock with an aggregate purchased price of $50 million. Our obligations under the Stock Agreement and the Registration Rights Agreement are conditioned upon the closing of the Manugistics acquisition. In addition, we have received a commitment letter from Citicorp North America, Inc., Citigroup Global Markets Inc., UBS Loan Finance LLC and UBS Securities LLC to provide up to $225 million of debt financing to complete the Manugistics acquisition, including $175 million in term loans and a $50 million revolving credit facility on customary terms and conditions. We will use the debt financing, net of issuance costs, together with the companies’ combined cash balances at closing and the $50 million investment from Thoma Cressey, to fund the cash obligations under the merger agreement and related transaction expenses, to retire Manugistics’ existing debt and to provide cash for our ongoing working capital and general corporate needs.
             Treasury Stock Purchases. In January 2005, our Board of Directors authorized a program to repurchase up to one million shares of our outstanding common stock on the open market or in private transactions at prevailing market prices during a one-year period ended January 26, 2006. The program was adopted as part of our revised approach to equity compensation, which will emphasize performance-based awards to employees and open market stock repurchases by the Company designed to mitigate or eliminate dilution from future employee and director equity-based incentives. During 2005, we repurchased a total of 747,500 shares of our common stock for $8.7 million under this program.
             During the three months ended March 31, 2006, we repurchased 3,345 shares tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted shares under the 2005 Performance Incentive Plan. These shares were repurchased for $47,000 at prices ranging from $11.19 to $14.90 per share.
             Contractual Obligations. Operating lease obligations represent future minimum lease payments under non-cancelable operating leases with minimum or remaining lease terms at December 31, 2005. We lease office space in the Americas for 13 regional sales and support offices across the United States, Canada and Latin America, and for 12 international sales and support offices located in major cities throughout Europe, Asia, Australia, and Japan. The leases are primarily non-cancelable operating leases with initial terms ranging from 12 months to 120 months that expire at various dates through the year 2012. None of the leases contain contingent rental payments; however, certain of the leases contain insignificant scheduled rent increases and renewal options. We expect that in the normal course of business some or all of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. In addition, we lease various computers, telephone systems, automobiles, and office equipment under non-cancelable operating leases with initial terms ranging from 12 to 75 months. Certain of the equipment leases contain renewal options and we expect that in the normal course of business some or all of these leases will be renewed or replaced by other leases.
             We believe our cash and cash equivalents, investments in marketable securities, and net cash provided from operations will provide adequate liquidity to meet our normal operating requirements for the foreseeable future after the financing of the Manugistics acquisition (see Pending Acquisition of Manugistics, Inc.). A major component of our positive cash flow is the collection of accounts receivable. We invest our excess cash in short-term, interest-bearing instruments that have a low risk of capital loss, such as U.S. government securities, commercial paper and corporate bonds, and money market securities. Commercial paper must be rated “1” by 2 of the 5 nationally recognized statistical rating organizations. Corporate bonds must be rated Aa2 or AA or better by Moody’s and S&P, respectively.
Critical Accounting Policies
             We have identified the policies below as critical to our business operations and the understanding of our results of operations. There have been no changes in our critical accounting policies during the three months ended March 31, 2006. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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

Goodwill is tested annually for impairment, or more frequently if events or changes in business circumstances indicate the asset might be impaired, using a two-step process that compares the fair value of future cash flows under the “Discounted Cash Flow Method of the Income Approach” to the carrying value of goodwill allocated to our reporting units. There were no indications of impairment identified in the three months ended March 31, 2006 with respect to the goodwill in our business segments.

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

Acquired software technology is capitalized if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. Amortization of software technology is reported as a cost of product revenues in accordance with Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”). Software technology is amortized on a product-by-product basis with the amortization recorded for each product being the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The estimated economic lives of our acquired software technology range from 5 to 15 years.

Customer lists are amortized on a straight-line basis over estimated useful lives that generally range from 8 to 13 years. The values allocated to customer list intangibles are based on the projected economic life of each acquired customer base, using historical turnover rates and discussions with the management of the acquired companies. We also obtain third party appraisals to support our allocation of the purchase price to these assets. We estimate the economic lives of these assets using the historical life experiences of the acquired companies as well as our historical experience with similar customer accounts for products that we have developed internally. We review customer attrition rates for each significant acquired customer group on a quarterly basis to ensure the rate of attrition is not increasing and if revisions to the estimated economic lives are required.

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
•	Stock-Based Compensation. We adopted Statement of Financial Accounting Standard No. 123(R), Share Based Payment (“SFAS No. 123(R)”) effective January 1, 2006 using the “modified prospective” method. Under the “modified prospective” method, share-based compensation expense recognized in our financial statements will now include (i) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated under the requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and (ii) compensation expense for all share-based payments granted subsequent to January 1, 2006 under the requirements of SFAS No. 123(R). Results for prior periods have not been restated.

We do not expect that our outstanding stock options will result in a significant compensation expense charge as all options were fully vested prior to the adoption of SFAS No. 123(R) (see Accelerated Vesting of Stock Options and 2005 Performance Incentive Plan). We no longer use stock options for share-based compensation.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow. During first quarter 2006, cash flows from operating activities were reduced by $6,000 for the excess tax benefits from share-based compensation.

Prior to the adoption of SFAS No. 123(R) we accounted for share-based compensation in accordance with SFAS No. 123 and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. As permitted at that time under SFAS No. 123, we elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and account for share-based compensation using the intrinsic-value method. Under the intrinsic-value method, we recognized no compensation cost for our employee stock options and purchases under our employee stock purchase plans in our consolidated statements of income. We provided pro forma disclosure on a quarterly and annual basis of net income (loss) and net income (loss) per common share for stock option grants and shares issued under employee stock purchase plans as if the fair-value method defined in SFAS No. 123 had been applied. The following table presents the effect on reported net income (loss) and earnings (loss) per share of prior periods as if we had accounted for our stock option and employee stock purchase plans under the fair-value method of accounting. No such disclosures are made for 2006 as all share-based payments have been accounted for under SFAS No. 123(R). Share-based compensation expense for stock option grants under the fair value method is determined using the Black-Scholes pricing model and assumes graded vesting.

Three Months
Ended
March 31, 2005
Net income — as reported	$703
Less: share-based compensation expense, net of related tax effects	(3,627)

Pro forma net loss	$(2,924)

Basic earnings per share — as reported	$.02
Diluted earnings per share — as reported	$.02
Basic loss per share — pro forma	$(.10)
Diluted loss per share — pro forma	$(.10)
Accelerated Vesting of Stock Options. On February 15, 2005, the Compensation Committee approved the immediate vesting of all unvested stock options previously awarded under the 1996 Option Plan, 1996 Directors Plan and 1998 Option Plan. This decision was based in part on the issuance of SFAS No. 123(R). The Compensation Committee also considered the reduced level of cash bonuses paid to officers and employees in 2004, the fact that there were no equity awards planned in 2005 other than for certain new hires, and recognized that the exercise of any accelerated options would bring cash into the Company. Absent the acceleration of these options, upon adoption of SFAS No. 123(R), we would have been required to recognize approximately $3.7 million in pre-tax compensation expense from these options over their remaining vesting terms. Prior to the adoption of SFAS No. 123(R) on January 1, 2006, share-based compensation expense was only reflected in our footnote disclosures.

Employees, officers and directors will benefit from the accelerated vesting if they terminate their employment with or service to the Company prior to the completion of the original vesting terms and have the ability to exercise certain options that would have otherwise been forfeited. No share-based compensation expense will be recorded with respect to these options unless an employee, officer or director actually benefits from this modification. For those employees, officers and directors who do benefit from the accelerated vesting, we are required to record additional share-based compensation expense equal to the intrinsic value of the option on the date of modification (i.e., February 15, 2005). The closing market price per share of our common stock on February 15, 2005 was $11.85 and the exercise prices of the approximately 1.4 million in unvested options on that date ranged from $8.50 to $28.20. Based on our historical employee turnover rates during the three-year period prior to acceleration and through 2005, we estimate there is $80,000 of potential share-based compensation expense that we may be required to record with respect to these options. We recorded $49,000 of additional share-based compensation expense during the year ended December 31, 2005 and $4,000 in first quarter 2006 with respect to these options.

2005 Performance Incentive Plan. A 2005 Performance Incentive Plan (“2005 Incentive Plan”) was approved by our stockholders on May 16, 2005. The 2005 Incentive Plan replaced our 1996 Stock Option Plan, 1996 Outside Directors Stock Option Plan and 1998 Non-Statutory Stock Option Plan (collectively, our “Prior Plans”) and provides for the issuance of up to 1,847,000 shares of common stock to employees, consultants and directors under stock purchase rights, stock bonuses, restricted stock, restricted stock units, performance awards, performance units and deferred compensation awards. The 2005 Incentive Plan contains certain restrictions that limit the number of shares that may be issued and cash awarded under each type of award, including a limitation that awards granted in any given year can be no more than one percent (1%) of the total number of shares of common stock outstanding as of the last day of the preceding fiscal year. Awards granted under the 2005 Incentive Plan will be in such form as the Compensation Committee shall from time to time establish and may or may not be subject to vesting conditions based on the satisfaction of service requirements, conditions, restrictions or performance criteria. We initially intend to make awards of restricted stock and restricted stock units based upon the Company’s achievement of operating goals – primarily net income targets. Should the Company successfully meet its targets, 50% of the awards will vest at the date of grant and the remaining 50% will vest ratably over a 24-month period provided the individuals remain continuously employed by the Company. Subsequent net income targets will be increased based upon the cost of the prior year’s restricted stock awards. Restricted stock and restricted stock units may also be granted as a component of an incentive package offered to new employees or to existing employees based on performance or in connection with a promotion, and will generally vest over a three-year period, commencing at the date of grant. With the adoption of the 2005 Incentive Plan, the Prior Plans have been terminated except for those provisions necessary to administer the outstanding options, all of which are fully vested.

We measure the fair value of awards under the 2005 Incentive Plan based on the market price of the underlying common stock as of the date of grant. The awards are amortized over their applicable vesting period using the straight-line method. During 2005, we granted 62,913 restricted stock unit awards with a fair value of $775,000 under incentive packages offered to new and existing employees. On March 13, 2006 we awarded 20,132 restricted shares with a dollar value of $300,000 to certain officers and employees based on our achievement of operating goals for 2005. The dollar value is equal to the number of restricted shares awarded multiplied by $14.90, the market price of our stock on the date of grant. These restricted share awards vested 50% at the date of grant and the remaining 50% will vest ratably over 24 months provided the individuals remain continuously employed by the Company. An entry was made to additional paid-in capital and deferred stock compensation as of December 31, 2005 to reflect the planned issuance of the 2005 award. We also granted 14,000 restricted shares to our directors on March 13, 2006 which were fully vested on the date of grant. During first quarter 2006 we recorded share-based compensation expense of $214,000 related to 2005 Incentive Plan awards and as of March 31, 2006, we have included $720,000 of deferred compensation in stockholders’ equity. This compensation is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes activity under the 2005 Incentive Plan:

	Restricted Stock Units		Restricted Stock
		Weighted Average		Weighted Average
	Units	Fair Value	Shares	Fair Value

Non-vested Balance, January 1, 2005	—	—	—	—
Granted	62,913	$12.32	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Non-vested Balance, December 31, 2005	62,913	$12.32	—	—

Granted	—	—	34,132	$14.90

Vested	—	—	24,066	$14.90

Forfeited	—	—	—	—

Non-vested Balance, March 31, 2006	62,913	$12.32	10,066	$14.90

•	Derivative Instruments and Hedging Activities. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under SFAS No. 133. Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign denominated assets and liabilities.
Other Recent Accounting Pronouncements
              We adopted Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS No. 153”) effective January 1, 2006. SFAS No. 153 requires that exchanges of nonmonetary assets are to be measured based on fair value and eliminates the exception for exchanges of nonmonetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. We do not participate in the exchange of non-monetary assets.
              We adopted Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No.3 (“SFAS No. 154”) effective January 1, 2006. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 requires that changes in accounting principle be retrospectively applied. Retrospectively applied is defined as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. The correction of an error continues to be reported as a prior period adjustment by restating prior period financial statements as of the beginning of the first period presented.

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
     Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 39% of our total revenues in first quarter 2006, as compared to 41% and 40% in 2005 and 2004, respectively. In addition, the identifiable net assets of our foreign operations totaled 20% of consolidated net assets at March 31, 2006, as compared to 20% at December 31, 2005. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting unrealized foreign currency exchange gain of $120,000 in first quarter 2006 and an unrealized foreign currency exchange loss of $527,000 in first quarter 2005.
     Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net working capital as of March 31, 2006 to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the March 31, 2006 rates would result in a currency translation loss of $2.6 million before tax. We use derivative financial instruments to manage this risk.
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
     At March 31, 2006, we had forward exchange contracts with a notional value of $5.2 million and an associated net forward contract receivable of $72,000. At December 31, 2005, we had forward exchange contracts with a notional value of $6.4 million and an associated net forward contract receivable of $117,000. The forward contract receivables or liabilities are included in prepaid expenses and other current assets or accrued expenses and other liabilities as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We prepared sensitivity analyses of the impact of changes in foreign currency exchange rates on our forward exchange contracts at March 31, 2006. Based on the results of these analyses, a 10% adverse change in all foreign currency rates from the March 31, 2006 rates would result in a net forward contract liability of $177,000 that would offset the underlying currency translation loss on our net foreign assets. We recorded a foreign currency exchange gains of $62,000 and $5,000 in first quarter 2006 and 2005, respectively.
     Interest rates. We invest our cash in a variety of financial instruments, including bank time deposits and variable and fixed rate obligations of the U.S. Government and its agencies, states, municipalities, commercial paper and corporate bonds. These investments are denominated in U.S. dollars. We classify all of our investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on our investments is reflected in our financial statements under the caption “Other income, net.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have suffered a decline in market value due to a change in interest rates. We hold our investment securities for purposes other than trading. The fair value of securities held at March 31, 2006 was $47.0 million, which is approximately the same as amortized cost, with interest rates generally ranging between 2% and 7.5%.
Item 4: Controls and Procedures
     During and subsequent to the reporting period, and under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that were in effect at the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on March 31, 2006 were effective to ensure that information required to be disclosed in our reports to be filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no significant changes in our internal controls over financial reporting during the three months ended March 31, 2006, or to our knowledge, in other factors that could significantly affect these controls subsequent to March 31, 2006.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
              We are involved in other legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not currently believe the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.
Item 1A. Risk Factors
              We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition, results of operations or the market price of our stock. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2006 and for the three months then ended contained elsewhere in this Form 10-Q.
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
Our Quarterly Operating Results May Fluctuate Significantly, Which Could Adversely Affect The Price Of Our Stock.
              In January 2006, we began providing quantitative guidance for the first time since 2002. Because of the difficulty in predicting the timing of particular sales within any one quarter, we are providing annual guidance only. Our actual quarterly operating results have varied in the past and are expected to continue to vary in the future. If our quarterly or annual operating results fail to meet management’s or analysts’ expectations, the price of our stock could decline. Many factors may cause these fluctuations, including:
•	The difficulty of predicting demand for our software products and services, including the size and timing of individual contracts and our ability to recognize revenue with respect to contracts signed in a given quarter, particularly with respect to our larger customers;

•	Changes in the length and complexity of our sales cycle, including changes in the contract approval process at our customers and potential customers, that often require a longer decision making period and additional layers of customer approval, often including authorization of the transaction by the president, chief executive officer, board of directors and significant equity investors;

•	Competitive pricing pressures and competitive success or failure on significant transactions;

•	Customer order deferrals resulting from the anticipation of new products, economic uncertainty, disappointing operating results by the customer, or otherwise;

•	The timing of new software product and technology introductions and enhancements to our software products or those of our competitors, and market acceptance of our new software products and technology;

•	Changes in the number, size or timing of new and renewal maintenance contracts or cancellations;

•	Changes in our operating expenses;

•	Changes in the mix of domestic and international revenues, or expansion or contraction of international operations;

•	Our ability to complete fixed price consulting contracts within budget;

•	Foreign currency exchange rate fluctuations;

•	Operational issues resulting from corporate reorganizations; and

•	Lower-than-anticipated utilization in our consulting services group as a result of increased competition, reduced levels of software sales, reduced implementation times for our products, changes in the mix of demand for our software products, or other reasons.
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
We May Misjudge When Software Sales Will Be Realized.
              Software license revenues in any quarter depend substantially upon contracts signed and the related shipment of software in that quarter. It is therefore difficult for us to accurately predict software license revenues. Because of the timing of our sales, we typically recognize the substantial majority of our software license revenues in the last weeks or days of the quarter, and we may derive a significant portion of our quarterly software license revenues from a small number of relatively large sales. In addition, it is difficult to forecast the timing of large individual software license sales with a high degree of certainty due to the extended length of the sales cycle and the generally more complex contractual terms that may be associated with such licenses that could result in the deferral of some or all of the revenue to future periods. Our customers and potential customers, especially for large individual software license sales, are requiring that their president, chief executive officer, board of directors and significant equity investors approve such sales without the benefit of the direct input from our sales representatives. As a result, our sales process is less visible than in the past and our sales cycle is more difficult to predict. Accordingly, large individual sales have sometimes occurred in quarters subsequent to when we anticipated. Although our increased use of Proof of Concept (“POC”) and Milestone-Based (“Milestone”) licensing models may improve our ability to predict the timing of certain deals, they still represent a small percentage of our overall software license revenues and we expect to experience continued difficulty in accurately forecasting the timing of deals. If we receive any significant cancellation or deferral of customer orders, or we are unable to conclude license negotiations by the end of a fiscal quarter, our operating results may be lower than anticipated. In addition, any weakening or uncertainty in the economy may make it more difficult for us to predict quarterly results in the future, and could negatively impact our business, operating results and financial condition for an indefinite period of time.

Regional And/Or Global Changes In Economic, Political And Market Conditions Could Cause Decreases In Demand For Our Software And Related Services Which Could Negatively Affect Our Revenue And Operating Results And The Market Price Of Our Stock.
     Our revenue and profitability depend on the overall demand for our software and related services. A regional and/or global change in the economy and financial markets could result in delay or cancellation of customer purchases. Historically, developments associated with terrorist attacks on United States’ interests, continued violence in the Middle East, natural catastrophes or contagious diseases have resulted in economic, political and other uncertainties, and factors such as these could further adversely affect our revenue growth and operating results. If demand for our software and related services decrease, our revenues would decrease and our operating results would be adversely affected which, in turn, may cause our stock price to fall.
Our Gross Margins May Vary Significantly Or Decline.
     Because the gross margins on product revenues (software licenses and maintenance services) are significantly greater than the gross margins on consulting services revenue, our combined gross margin has fluctuated from quarter to quarter and it may continue to fluctuate significantly based on revenue mix. Economic conditions and long-term replacement cycles have negatively impacted demand for the implementation of products with longer implementation timeframes, specifically Merchandise Operations Systems and In-Store Systems, for an extended period of time. Although we have seen indications in recent quarters that demand for Merchandise Operations Systems may be returning, we believe that overall demand continues to be greater for products that have a higher short term ROI and a lower total cost of ownership with less disruption to the underlying business of our customers. Most of our current implementations are for our Strategic Demand Management Solutions that have shorter implementation timeframes and most of the software demand in recent years has been for these products. Depressed sales of Merchandise Operations Systems and In-Store Systems have in the past and may in the future have a corollary negative impact on our service revenues as consulting services revenue typically lags the performance of software revenues by as much as one year. In addition, gross margins on consulting services revenue vary significantly with the rates at which we utilize our consulting personnel, and as a result, our overall gross margins will be adversely affected when there is not enough sufficient demand for our consulting services. We may face some constraints on our ability to adjust consulting service headcount and expense to meet demand, due in part to our need to retain consulting personnel with sufficient skill sets to implement and maintain our full set of products.
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
               The risks of our commitment to the .Net Platform include, but are not limited to, the following:
•	The possibility that it may be more difficult than we currently anticipate to develop our products for the .Net Platform, and we could incur costs in excess of our projections to complete the planned transition of our product suite;

•	The difficulty our sales organization may encounter in determining whether to propose the Portfolio Synchronized products or the next generation PortfolioEnabled products based on the .Net Platform to current or prospective customers;

•	The possibility that our .Net Platform beta customers will not become favorable reference sites;

•	Adequate scalability of the .Net Platform for our largest customers;

•	The possibility we may not complete the transition to the .Net Platform in the time frame we currently expect;

•	The ability of our development staff to learn how to efficiently and effectively develop products using the .Net Platform;

•	Our ability to transition our customer base onto the .Net Platform when it is available;

•	The possibility that it may take several quarters for our consulting and support organizations to be fully trained and proficient on this new technology and as a result, we may encounter difficulties implementing and supporting new products or versions of existing products based on the .Net Platform;

•	We may be required to supplement our consulting and support organizations with .Net proficient resources from our product development teams to support early .Net implementations which could impact our development schedule for the release of additional .Net products;

•	Microsoft’s ability to achieve market acceptance of the .Net platform;

•	Delays in Microsoft’s ability to commercially release necessary components for deployment of our applications; Microsoft’s continued commitment to enhancing and marketing the .Net and SQL Server 2005 platforms; and

•	Our ability to successfully integrate our products with acquired products not developed on the .Net platform.
               The risk associated with developing products that utilize new technologies remains high. Despite our increasing confidence in this investment and our efforts to mitigate the risks of the. Net Platform project, there can be no assurances that our efforts to re-write many of our current products and to develop new PortfolioEnabled solutions using the .Net Platform will be successful. If the .Net Platform project is not successful, it likely will have a material adverse effect on our business, operating results and financial condition.
We Have Deployed Certain Of Our Software Products On A Limited Basis, And Have Not Yet Deployed Some Software Products That Are Important To Our Future Growth.
               Certain of our software products, including Portfolio Point of Sale, Portfolio Workforce Management, Portfolio Registry, Trade Events Management, PRO, Enterprise Planning and Category Advisor, have been commercially released within the last two years. The markets for these products are new and evolving, and we believe that retailers and their suppliers may be cautious in adopting new technologies. Consequently, we cannot predict the growth rate, if any, and size of the markets for our e-commerce products or that these markets will continue to develop. Potential and existing customers may find it difficult, or be unable, to successfully implement our e-commerce products, or may not purchase our products for a variety of reasons, including their inability or unwillingness to deploy sufficient internal personnel and computing resources for a successful implementation. In addition, we must overcome significant obstacles to successfully market our newer products, including limited experience of our sales and consulting personnel. If the markets for our newer products fail to develop, develop more slowly or differently than expected or become saturated with competitors, or if our products are not accepted in the marketplace or are technically flawed, our business, operating results and financial condition would be adversely affected.
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
Our Fixed-Price Service Contracts May Result In Losses.
     We offer a combination of software products, consulting and maintenance services to our customers. Historically, we have entered into service agreements with our customers that provide for consulting services on a “time and expenses” basis. We believe our competitors may be offering fixed-price service contracts to potential customers in order to differentiate their product and service offerings. As a result, we may be required during negotiations with customers to enter into fixed-price service contracts which link services payments, and occasionally software payments, to implementation milestones. Fixed bid consulting services work represented 7% of total consulting services revenue in the three months ended March 31, 2006 as compared to 14% in 2005 and 16% in 2004. If we are unable to meet our contractual obligations under fixed-price contracts within our estimated cost structure, our operating results could suffer.
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
     The enterprise software market continues to consolidate. Although the consolidation trend has resulted in fewer competitors in every significant product market we supply, it has also resulted in larger, new competitors with significantly greater financial, technical and marketing resources than we possess. This could create a significant competitive advantage over us and negatively impact our business. The consolidation trend is evidenced by our pending acquisition of Manugistics Group, Inc., Oracle’s acquisitions of Retek, of ProfitLogic, Inc., and of 360Commerce, and by SAP AG’s acquisitions of Triversity, Inc. and Khimetrics, Inc. Oracle did not compete with our retail specific products prior to its acquisition of Retek and although this acquisition has not significantly impacted our near-term strategy, it is difficult to estimate what effect this acquisition will ultimately have on our competitive environment. We have recently encountered competitive situations with Oracle in certain of our international markets where, in order to encourage customers to purchase their retail applications, we suspect they have offered to license their database applications at no charge. We have also encountered competitive situations with SAP AG where, in order to encourage customers to purchase licenses of its non-retail applications and gain retail market share, they have offered to license at no charge certain of its retail software applications that compete with the JDA Portfolio products. If large competitors such as Oracle and SAP AG and other large private companies are willing to license their retail and/or other applications at no charge it may result in a more difficult competitive environment for our products. In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the retail supply chain market. Because competitors such as Oracle and SAP AG have significantly greater resources than we possess, they could also make it more difficult for us to grow through acquisition by outbidding us for potential acquisition targets. We cannot guarantee that we will be able to compete successfully for customers or acquisition targets against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.
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
There Are Many Risks Associated With International Operations.
               International revenues represented 39% of our total revenues in first quarter 2006 as compared to 41% and 40% of total revenues in 2005 and 2004, respectively. If our international operations grow, we may need to recruit and hire new consulting, sales and marketing and support personnel in the countries in which we have or will establish offices. Entry into new international markets typically requires the establishment of new marketing and distribution channels as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. In addition, the opening of a new office typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. If we are less successful in a new market than we expect, we may not be able to realize an adequate return on our initial investment and our operating results could suffer. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, that we will be successful at hiring, training or retaining such personnel or that we can expand or contract our international operations in a timely, cost effective manner. If we have to downsize certain international operations, the costs to do so are typically much higher than downsizing costs in the United States, particularly in Europe.
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
We May Have Difficulty Integrating Acquisitions.
               We continually evaluate potential acquisitions of complementary businesses, products and technologies, including those that are significant in size and scope. In pursuit of our strategy to acquire complementary products, we have completed nine acquisitions over the past eight years including the Arthur Retail Business Unit in June 1998, Intactix International, Inc. in April 2000, E3 Corporation in September 2001, and substantially all the assets of Timera Texas, Inc. in January 2004. On April 24, 2006, we entered into a Merger Agreement to acquire all of the outstanding equity of Manugistics Group, Inc. for approximately $211 million in cash. The Manugistics acquisition, which would be our largest to date and will involve the integration of Manugistics’ products and operations in 16 countries, is expected to close in the second or third quarter of 2006, and is subject to the approval of Manugistics’ stockholders, expiration or termination of the applicable Hart-Scott-Rodino waiting periods, consummation of our debt and equity financing arrangements, and regulatory and other customary conditions. Risks associated with this pending merger, whether it is completed or not, appear in Exhibit 99.1 to this quarterly report on Form 10-Q. The risks we commonly encounter in acquisitions include:
•	We may have difficulty assimilating the operations and personnel of the acquired company;

•	The challenge to integrate new products and technologies into our sales and marketing process, particularly in the case of smaller acquisitions;

•	We may have difficulty effectively integrating the acquired technologies or products with our current products and technologies, particularly where such products reside on different technology platforms;

•	Our ongoing business may be disrupted by transition and integration issues;

•	We may not be able to retain key technical and managerial personnel from the acquired business;

•	We may be unable to achieve the financial and strategic goals for the acquired and combined businesses;

•	We may have difficulty in maintaining controls, procedures and policies during the transition and integration;

•	Our relationships with partner companies or third-party providers of technology or products could be adversely affected;

•	Our relationships with employees and customers could be impaired;

•	Our due diligence process may fail to identify significant issues with product quality, product architecture, legal or tax contingencies, and product development, among other things;

•	As successor we may be subject to certain liabilities of our acquisition targets; and

•	We may be required to sustain significant exit or impairment charges if products acquired in business combinations are unsuccessful.
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

JDA SOFTWARE GROUP, INC.

Dated: May 10, 2006	By:	/s/ Kristen L. Magnuson
Kristen L. Magnuson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #		Description of Document
2.1**	—	Asset Purchase Agreement dated as of June 4, 1998, by and among JDA Software Group, Inc., JDA Software, Inc. and Comshare, Incorporated.

2.2##	—	Asset Purchase Agreement dated as of February 24, 2000, by and among JDA Software Group, Inc., Pricer AB, and Intactix International, Inc.

2.3###	—	Agreement and Plan of Reorganization dated as of September 7, 2001, by and among JDA Software Group, Inc., E3 Acquisition Corp., E3 Corporation and certain shareholders of E3 Corporation.

2.4▲▲▲	—	Agreement and Plan of Merger by and between JDA Software Group, Inc., Stanley Acquisition Corp. and Manugistics Group, Inc. dated April 24, 2006.

2.5▲▲▲	—	Voting Agreement by and among JDA Software Group, Inc., Manugistics Group, Inc. and other parties signatory thereto dated as of April 24, 2006.

3.1####	—	Third Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated July 23, 2002.

3.2***	—	First Amended and Restated Bylaws of JDA Software Group, Inc.

4.1*	—	Specimen Common Stock Certificate of JDA Software Group, Inc.

10.1*(1)	—	Form of Indemnification Agreement.

10.2*(1)	—	1995 Stock Option Plan, as amended, and form of agreement thereunder.

10.3♦♦♦ (1)	—	1996 Stock Option Plan, as amended on March 28, 2003.

10.4*(1)	—	1996 Outside Directors Stock Option Plan and forms of agreement thereunder.

10.5♦♦♦ (1)	—	Executive Employment Agreement between James D. Armstrong and JDA Software Group, Inc. dated July 23, 2002, together with Amendment No. 1 effective August 1, 2003.

10.6♦♦♦ (1)	—	Executive Employment Agreement between Hamish N. Brewer and JDA Software Group, Inc. dated January 22, 2003, together with Amendment No. 1 effective August 1, 2003.

10.7 (1)####	—	Executive Employment Agreement between Kristen L. Magnuson and JDA Software Group, Inc. dated July 23, 2002.

10.8♦♦♦ (1)	—	1998 Nonstatutory Stock Option Plan, as amended on March 28, 2003.

10.9 †††† (1)	—	JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.10†	—	1999 Employee Stock Purchase Plan.

10.12**	—	Software License Agreement dated as of June 4, 1998 by and between Comshare, Incorporated and JDA Software, Inc.

10.13♦♦♦	—	Purchase Agreement between Opus Real Estate Arizona II, L.L.C. and JDA Software Group, Inc. dated February 5, 2004.

10.14♦♦♦ (2)	—	Value-Added Reseller License Agreement for Uniface Software between Compuware Corporation and JDA Software Group, Inc. dated April 1, 2000, together with Product Schedule No. One dated June 23, 2000, Product Schedule No. Two dated September 28, 2001, and Amendment to Product Schedule No. Two dated December 23, 2003.

10.15♦♦♦ (1)	—	JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 2004.

10.16♦♦♦♦ (1)	—	Non-Plan Stock Option Agreement between JDA Software Group, Inc. and William C. Keiper, dated March 4, 1999.

10.17***(1)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and Kristen L. Magnuson, amending certain stock options granted to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on September 11, 1997 and January 27, 1998.

Exhibit #		Description of Document
10.18††(1)	—	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the From of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement).

10.19†††(1)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.20♦(1)(3)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.21♦ (1)(3)	—	Form of Nonstatutory Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.22♦ (1) (4)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1995 Stock Option Plan.

10.23♦ (1)(5)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.24♦ (1)(6)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.25♦♦	—	Secured Loan Agreement between JDA Software Group, Inc. and Silvon Software, Inc. dated May 8, 2001, together with Secured Promissory Note and Security Agreement.

10.26#	—	Settlement Agreement and Release between JDA Software Group, Inc. and Silvon Software, Inc. dated November 30, 2004, together with Amended and Restated Secured Promissory Note and Amended and Restated Security Agreement.

10.27****	—	Second Amendment to Secured Loan Agreement between JDA Software Group, Inc. and Silvon Software, Inc. dated March 30, 2005, together with Second Amended and Restated Secured Promissory Note and Subordination Agreement between Silvon Software, Inc. and Michael J. Hennel, Patricia Hennel, Bridget Hennel and Frank Bunker.

10.28†††† (1)	—	Executive Employment Agreement between Christopher Koziol and JDA Software Group, Inc. dated June 13, 2005.

10.29▲ (1)	—	Restricted Stock Units Agreement between Christopher Koziol and JDA Software Group, Inc. dated November 3, 2005.

10.30▲ (1)	—	Form of Restricted Stock Unit Agreement to be used in connection with restricted stock units granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.31▲▲ (1)	—	Standard Form of Restricted Stock Agreement to be used in connection with restricted stock granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.32▲▲ (1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Hamish N. Brewer pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.33▲▲ (1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Kristen L. Magnuson pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.34▲▲ (1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Christopher J. Koziol pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.35▲▲▲	—	Preferred Stock Purchase Agreement by and among JDA Software Group, Inc. and Funds Affiliated with Thoma Cressey Equity Partners Inc. dated as of April 23, 2006.

10.36▲▲▲	—	Registration Rights Agreement Between JDA Software Group, Inc. and Funds Affiliated With Thoma Cressey Equity Partners Inc. dated as of April 23, 2006.

14.1♦♦♦	—	Code of Business Conduct and Ethics.

Exhibit #		Description of Document
21.1▲▲	—	Subsidiaries of Registrant.

31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	—	Specific Risk Factors relating to the pending merger of JDA Software Group, Inc. and Manugistics Group, Inc.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

**	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1998, as filed on June 19, 1998.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.

****	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, as filed on May 10, 2005.

†	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, as filed on August 19, 1999.

††	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998.

†††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed on November 13, 1998.

††††	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 16, 2005, as filed on June 20, 2005.

#	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed on March 15, 2005.

##	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2000, as filed on March 1, 2000.

###	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2001, as filed on September 21, 2001.

####	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 12, 2002.

♦	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.

♦♦	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, as filed on August 14, 2001.

♦♦♦	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004.

♦♦♦♦	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, as filed on May 10, 2004.

▲	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 28, 2005, as filed on November 3, 2005.

▲▲	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 16, 2006.

▲▲▲	Incorporated by reference to the Company’s Current Report on Form 8-K/A (Amendment No. 1) dated April 24, 2006, as filed on April 27, 2006.

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(2)	Confidential treatment has been granted as to part of this exhibit.

(3)	Applies to James D. Armstrong.

(4)	Applies to Hamish N. Brewer.

(5)	Applies to Hamish N. Brewer.

(6)	Applies to Senior Executive Officers with the exception of James D. Armstrong and Kristen L. Magnuson.