Form 10-Q
period 2006-06-30
JDA SOFTWARE GROUP INC
filed 2006-08-09
CIK 1006892

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 29,193,864 as of August 4, 2006.

JDA SOFTWARE GROUP, INC.
FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
JDA SOFTWARE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$125,859	$71,035
Marketable securities	4,950	40,472

Total cash and marketable securities	130,809	111,507

Accounts receivable, net	36,896	42,415
Deferred tax asset	4,174	4,361
Prepaid expenses and other current assets	11,774	8,142
Promissory note receivable	—	1,213

Total Current Assets	183,653	167,638

Property and Equipment, net	41,119	42,825

Goodwill	60,531	60,531

Other Intangibles, net:
Customer lists	22,991	24,775
Acquired software technology	13,336	15,739
Trademarks	2,391	2,391

	38,718	42,905

Deferred Tax Asset	17,039	16,673

Total Assets	$341,060	$330,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,522	$1,768
Accrued expenses and other liabilities	19,084	18,677
Income tax payable	1,332	1,386
Deferred revenue	32,956	26,775

Total Current Liabilities	54,894	48,606

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized, 50,000,000 shares; issued 30,373,567 and 30,222,983 shares, respectively	304	302
Additional paid-in capital	259,252	257,816
Deferred compensation	(636)	(725)
Retained earnings	40,534	38,972
Accumulated other comprehensive gain (loss)	62	(1,188)

	299,516	295,177
Less treasury stock, at cost, 1,172,890 and 1,162,202 shares, respectively	(13,350)	(13,211)

Total Stockholders’ Equity	286,166	281,966

Total Liabilities and Stockholders’ Equity	$341,060	$330,572

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUES:
Software licenses	$10,353	$15,307	$17,496	$25,524
Maintenance services	21,673	21,496	43,326	43,202

Product revenues	32,026	36,803	60,822	68,726

Consulting services	17,865	16,733	35,273	33,647
Reimbursed expenses	1,871	1,361	3,520	2,775

Service revenues	19,736	18,094	38,793	36,422

Total Revenues	51,762	54,897	99,615	105,148

COST OF REVENUES:
Cost of software licenses	370	491	762	716
Amortization of acquired software technology	1,150	1,263	2,403	2,562
Cost of maintenance services	6,965	5,709	12,928	11,322

Cost of product revenues	8,485	7,463	16,093	14,600

Cost of consulting services	12,715	13,142	24,769	26,093
Reimbursed expenses	1,871	1,361	3,520	2,775

Cost of service revenues	14,586	14,503	28,289	28,868

Total Cost of Revenues	23,071	21,966	44,382	43,468

GROSS PROFIT	28,691	32,931	55,233	61,680

OPERATING EXPENSES:
Product development	11,245	10,744	22,003	22,420
Sales and marketing	9,292	9,671	17,508	19,073
General and administrative	6,347	6,936	13,312	12,465
Amortization of intangibles	891	849	1,784	1,698
Restructuring charges and adjustments to acquisition-related reserves	521	880	521	2,439

Total Operating Expenses	28,296	29,080	55,128	58,095

OPERATING INCOME	395	3,851	105	3,585

Other Income, net	1,294	627	2,224	1,143

INCOME BEFORE INCOME TAXES	1,689	4,478	2,329	4,728

Income Tax Provision	614	895	767	442

NET INCOME	$1,075	$3,583	$1,562	$4,286

BASIC EARNINGS PER SHARE	$.04	$.12	$.05	$.15

DILUTED EARNINGS PER SHARE	$.04	$.12	$.05	$.15

SHARES USED TO COMPUTE:
Basic Earnings Per Share	29,172	28,757	29,139	28,953

Diluted Earnings Per Share	29,648	29,023	29,661	29,273

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
NET INCOME	$1,075	$3,583	$1,562	$4,286

OTHER COMPREHENSIVE INCOME:
Unrealized holding gain (loss) on marketable securities available for sale, net	(63)	28	(37)	35
Foreign currency translation income (loss)	1,167	(579)	1,287	(1,106)

Total other comprehensive gain (loss)	1,104	(551)	1,250	(1,071)

COMPREHENSIVE INCOME	$2,179	$3,032	$2,812	$3,215

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months
	Ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$1,562	$4,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,990	9,061
Provision for doubtful accounts	—	500
Tax benefit – employee stock benefit plans and other	(10)	80
Share-based compensation expense	445	31
Net gain on disposal of property and equipment	(28)	(17)
Deferred income taxes	(179)	(1,236)

Changes in assets and liabilities:
Accounts receivable	5,652	(1,219)
Prepaid expenses and other current assets	(3,545)	(1,674)
Accounts payable	(240)	41
Accrued expenses and other liabilities	375	(4,930)
Income tax payable	35	1,026
Deferred revenue	6,329	1,600

Net cash provided by operating activities	18,386	7,549

INVESTING ACTIVITIES:
Purchase of marketable securities	(26,075)	(12,458)
Sales of marketable securities	41,695	—
Maturities of marketable securities	19,864	12,134
Payment of direct costs related to acquisitions	(119)	(321)
Payments received on promissory note receivable	1,213	1,200
Purchase of other property and equipment	(1,972)	(2,558)
Proceeds from disposal of property and equipment	60	51

Net cash provided by (used in) investing activities	34,666	(1,952)

FINANCING ACTIVITIES:
Issuance of common stock — stock option plan	994	856
Excess tax benefits from stock-based compensation	10	—
Purchase of treasury stock	(139)	(8,659)
Payments on capital lease obligations	—	(13)

Net cash provided by (used in) financing activities	865	(7,816)

Effect of exchange rates on cash	907	(1,379)

Net increase (decrease) in cash and cash equivalents	54,824	(3,598)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	71,035	61,344

CASH AND CASH EQUIVALENTS, END OF PERIOD	$125,859	$57,746

JDA SOFTWARE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months
	Ended June 30,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$849	$771

Cash paid for interest	$124	$36

Cash received for income tax refunds	$70	$25

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)
1. Basis of Presentation
          The accompanying unaudited consolidated financial statements of JDA Software Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
2. Subsequent Event — Acquisition of Manugistics Group, Inc.
          On July 5, 2006, we completed the acquisition of Manugistics Group, Inc. (“Manugistics”) for an estimated total cost of $248 million which includes the cash purchase price of $211 million plus $12 million in estimated direct costs of the acquisition and $25 million in estimated costs to exit certain activities of Manugistics (the “Merger”). Manugistics is a leading global provider of synchronized supply chain and revenue management solutions that enable customers to achieve improved forecast and inventory accuracy and leverage industry leading pricing and yield management solutions to maximize profits while ensuring optimum supply for constantly changing demand. We believe the combination of the two companies will create a unique competitive position as no other software company is currently able to offer a similar breadth and depth of vertically focused solutions to the demand chain market. In addition, there are back-selling opportunities for Manugistics’ advanced optimization solutions in our existing retail customer base and we believe Manugistics’ supply chain and revenue management solutions will enable us to significantly expand our presence with consumer goods manufacturers and wholesalers.
          Under the terms of the Merger Agreement, each issued and outstanding share of Manugistics’ common stock was converted into the right to receive $2.50 per share in cash (“Merger Consideration”). In addition, immediately prior to the completion of the Merger, Manugistics accelerated and fully vested all of its outstanding stock options and restricted stock awards. Holders of equity awards that were not exercised prior to the completion of the Merger were entitled to receive a cash payout equal to the excess, if any, of the Merger Consideration over the per share exercise price of the equity awards.
          The acquisition will be accounted for as a purchase, and accordingly, the operating results of Manugistics will be included in our consolidated financial statements from the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation has not been completed and we are obtaining an independent third party appraisal of the intangible assets as of the transaction date to assist management in its valuation and final purchase price allocation.

Cash and Marketable Securities	$150,000
Other Assets Acquired	59,000

209,000
Goodwill and Other Intangibles	281,000

490,000
5% Convertible Subordinated Notes	(176,000)
Other Liabilities Assumed	(66,000)

Total Estimated Acquisition Cost of Manugistics	$248,000
Reserves for Costs Related to the Acquisition	(25,000)

Total Cash Expended to Acquire Manugistics	$223,000

Debt and Equity Financing Arrangements
          Simultaneous with the Merger, we entered into a credit agreement (the “Credit Agreement”) with a consortium of lenders, including Citibank, N.A., Citigroup Global Markets Inc. and UBS Securities LLC, that provides for $175 million in aggregate term loans, $50 million in revolving credit facilities and up to $75 million of incremental term or revolving credit facilities as requested, subject to certain terms and conditions. The term loans mature on July 5, 2013 and are payable in 27 scheduled quarterly installments of $437,500 beginning in September 2006, with a final payment of $163.2 million due at maturity. The Credit Agreement also requires additional mandatory repayments on the term loans of up to 50% of our annual excess cash flow, as defined, beginning with the fiscal year which commences January 1, 2007. Interest is payable quarterly on the term loans at the London Interbank Offered

Rate (“LIBOR”) + 2.25%. We have entered into an interest rate swap to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans which is effective through October 5, 2009.
          The revolving credit facilities mature on July 5, 2012 with interest payable quarterly at LIBOR + 2.25%. The interest rate on the revolving credit facilities may be adjusted quarterly beginning January 1, 2007 based on our Leverage Ratio and range from LIBOR + 1.75% to LIBOR + 2.25%. The revolving credit facilities also require that we pay an annual commitment fee of ..5%. The annual commitment fee, which is payable quarterly in arrears, may be adjusted quarterly beginning January 1, 2007 based on our Leverage Ratio and range from .375% to .5%. The Leverage Ratio is defined as the ratio of (a) consolidated indebtedness less excess cash to (b) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and other adjustments as defined in the agreement). The Leverage Ratio will be calculated quarterly on a pro forma basis that includes the four preceding quarters. The initial Leverage Ratio calculation will be as of December 31, 2006 and cannot exceed the following thresholds over the term of the loan: Fiscal 2006 and 2007 – 3.00 to 1.0; Fiscal 2008 – 2.50 to 1.0; Fiscal 2009 – 2.00 to 1.0; Fiscal 2010 through maturity – 1.50 to 1.0.
          The obligations under the Credit Agreement are guaranteed and secured by a lien on substantially all of the assets of the Company and our domestic subsidiaries, including Manugistics, and by a pledge of two-thirds of the shares of certain foreign subsidiaries. The Credit Agreement contains customary events of default that permit the lenders to accelerate payment of the outstanding obligations if not cured within applicable grace periods, including the nonpayment of reimbursement obligations, fees or other amounts, a specified change in control, violation of covenants, or inaccuracy of representations and warranties and provides for automatic acceleration upon the occurrence of bankruptcy and other insolvency events.
          In connection with the Merger, we also issued 50,000 shares of a newly designated series of preferred stock, the Series B Convertible Preferred Stock (the “Series B Preferred Stock”), to funds affiliated with Thoma Cressey Equity Partners (“Thoma Cressey”) for $50 million in cash (the “Equity Financing”). Thoma Cressey is a private equity investment firm with approximately $2 billion in equity under management. The Series B Preferred Stock is convertible, at any time in whole or in part, into a maximum of 3,603,603 shares of JDA common stock based on an agreed conversion price of $13.875. The preferred stock is non-dividend paying, however it contains certain pre-emptive rights and liquidation preferences. We have agreed to file a registration statement within 60 days after the completion of the Merger that covers the resale of the shares of JDA common stock underlying the Series B Preferred Stock.
          The Series B Preferred Stock includes a scheduled redemption right that allows any holder to demand a redemption of all or any part of their shares after September 6, 2013 at a cash redemption price equal to the greater of (a) a $1,000 per share liquidation value or (b) the fair market value of the common stock that would be issued upon conversion of the Series B Preferred Stock. Pursuant to the guidance in Financial Accounting Standards Board Emerging Issues Task Issue No. D-98 (“EITF D-98”), the Series B Preferred Stock will be classified in the balance sheet between long-term debt and shareholders’ equity. The initial carrying amount of the Series B Preferred Stock will be its fair value at the date of issue.
          The holders of the Series B Preferred Stock are entitled to notice of all stockholder meetings and generally may vote as a single class together with our common stock on all matters submitted to our stockholders for a vote. In addition, the approval of the majority of outstanding Series B shares, voting together as a separate class, is required for certain fundamental transactions, including acquisitions, financings and reorganizations. Holders of Series B Preferred Stock are entitled as a class to elect a director to our Board and have appointed Mr. Orlando Bravo, a Managing Partner with Thoma Cressey, to become a member of our Board of Directors.
          Proceeds from the term loans of approximately $168.4 million, which is net of nearly $6.6 million of loan origination and other administrative fees, together with the companies’ combined cash balances at closing of approximately $275 million and the $50 million investment from Thoma Cressey, were used to fund the cash obligations under the Merger Agreement and related transaction expenses and to retire approximately $174 million of Manugistics’ existing debt consisting of 5% Convertible Subordinated Notes that mature in 2007. Additionally, we utilized the revolving credit facilities to replace approximately $9.6 million of Manugistics’ standby letters of credit.
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
          At June 30, 2006, we had forward exchange contracts with a notional value of $13.9 million and an associated net forward contract receivable of $114,000. At December 31, 2005, we had forward exchange contracts with a notional value of $6.4 million and an associated net forward contract receivable of $117,000. The forward contract receivables or liabilities are included in prepaid expenses and other current assets or accrued expenses and other liabilities as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded foreign currency exchange gains of $76,000 in the six months ended June 30, 2006 and a foreign currency exchange loss of $174,000 in the six months ended June 30, 2005.
4. Promissory Note Receivable
          On March 13, 2006 we received payment in full of the remaining $1.2 million outstanding balance under the Second Amended and Restated Secured Promissory Note with Silvon Software, Inc.
5. Goodwill and Other Intangibles
          Goodwill and other intangible assets consist of the following:

	June 30, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Goodwill	$60,531	$—	$60,531	$—

Other intangibles:

Amortized intangible assets
Customer Lists	40,583	(17,592)	40,583	(15,808)
Software technology	39,547	(26,211)	39,547	(23,808)

Unamortized intangible assets
Trademarks	2,391	—	2,391	—

	82,521	(43,803)	82,521	(39,616)

	$143,052	$(43,803)	$143,052	$(39,616)

          We found no indication of impairment of our goodwill balances during the six months ended June 30, 2006 and, absent future indicators of impairment, the next annual impairment test will be performed in fourth quarter 2006. As of June 30, 2006, goodwill has been allocated to our reporting units as follows: $42.2 million to Retail Enterprise Systems and $18.3 million to Collaborative Solutions.
          The estimated useful lives of our customer list intangibles and acquired software technology generally range from 8 to 13 years and from 5 to 15 years, respectively. Amortization expense for the three and six month periods ended June 30, 2006 was $2.0 and $4.2 million, respectively. Amortization expense for the three and six month periods ended June 30, 2005 was $2.1 million and $4.3 million, respectively. These figures are shown as separate line items in the consolidated statements of income within cost of revenues and operating expenses.

          As of June 30, 2006, we expect amortization expense for the next five years, excluding of the impact of the subsequent acquisition of Manugistics (see Note 2), to be as follows:

2006	$8,423
2007	$6,897
2008	$5,780
2009	$4,245
2010	$4,051
6. Earnings per Share
          Earnings per share for the three and six months ended June 30, 2006 and 2005 is calculated as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net income	$1,075	$3,583	$1,562	$4,286

Shares – Basic earnings per share	29,172	28,757	29,139	28,953
Dilutive common stock equivalents	476	266	522	320

Shares – Diluted earnings per share	29,648	29,023	29,661	29,273

Basic earnings per share	$.04	$.12	$.05	$.15

Diluted earnings per share	$.04	$.12	$.05	$.15

7. Restructuring Charges
          2006 Restructuring Charges
          We recorded a $521,000 restructuring charge in second quarter 2006 for termination benefits related to the restructure and elimination of eight accounting and administrative positions in Europe and Canada. All related termination benefits related to this charge were paid by June 30, 2006.
          Restructuring Charges Related to Our 2005 Operating Plan
          We recorded restructuring charges of $2.5 million during 2005, including $880,000 in second quarter 2005, to complete the restructuring initiatives contemplated in our 2005 Operating Plan. These charges, which primarily include termination benefits and net rentals remaining under existing operating leases on certain vacated facilities, are in addition to the $3.1 million restructuring charge recorded in fourth quarter 2004 which also included termination benefits and the negotiated buyout or net rentals remaining under existing operating leases on certain facilities that were vacated by December 31, 2004. The restructuring initiatives included a consolidation of product lines, a net workforce reduction of approximately 12% or 154 full-time employees (“FTE”) worldwide, and a reduction of certain office space in the United States and Northern Europe. The net workforce reduction included certain employees involved in the product development (78 FTE), consulting services and training (57 FTE), sales and marketing (20 FTE), and administrative (13 FTE) functions in the Americas, Europe and Asia Pacific, offset by a net gain of 14 FTE in the customer support function resulting from the transfer of 20 developers and functional experts into the Customer Directed Development (“CDD”) organization structure within our Customer Support Solutions group that is responsible for improving the speed and efficiency of the Company’s issue resolution, support and enhancements for maintenance customers. A total of 110 FTE were terminated or open positions eliminated through December 31, 2004 with an additional 44 FTE terminated during 2005. The restructuring charges were increased by $166,000 during the second half of 2005 and decreased by $96,000 in first quarter 2006 due to our revised estimate of termination benefits and office closure reserve requirements. These adjustments are reflected in the consolidated statements of income under the captions “Cost of consulting services,” “Sales and marketing,” and “General and administrative” due to the insignificant nature of the amounts.

          A summary of the 2005 Operating Plan restructuring charges included in accrued expenses and other liabilities is as follows:

	(Q4-04)			Loss on		Exchange
	Initial	Additional	Cash	Disposal	Adj to	Rate	Balance	Cash	Adj to	Balance
Description	Reserve	Reserves	Charges	of Assets	Reserves	Impact	Dec. 31, 2005	Charges	Reserves	June 30, 2006
Termination benefits	$2,810	$2,030	$(4,933)	$—	$96	$(3)	$—	$—	$—	$—
Office closures	341	423	(456)	(33)	70	(3)	342	(25)	(96)	221

Total	$3,151	$2,453	$(5,389)	$(33)	$166	$(6)	$342	$(25)	$(96)	$221

          The remaining balance for office closures relates primarily to a vacated facility in Georgia which is being paid over the term of the lease which extends through 2012 and a related sublease which extends through 2010.
8. E3 Acquisition Reserves
          In conjunction with the acquisition of E3 in 2001, we recorded acquisition reserves of $14.6 million for restructuring costs to exit the activities of E3 and other direct costs associated with the acquisition. The acquisition reserves included $9.6 million in restructuring charges related to termination benefits and office closures, and $4.9 million in direct costs related to investment banker fees and legal and accounting costs. The acquisition reserves were subsequently increased by $1.7 million, primarily due to our revised estimate of office closure costs, and included adjustments of $1.3 million, $18,000, $341,000 and $42,000 in 2002, 2003, 2004 and 2005, respectively. The 2002 adjustment was made within 12 months of the acquisition and recorded as an increase to the purchase price and subsequent adjustments were made through the consolidated statements of income. All termination benefits and direct costs were fully paid by December 31, 2003. Cash payments of $219,000 and $75,000 were made in the six months ended June 30, 2005 and 2006, respectively and all reserves have now been fully utilized.
9. Treasury Stock
          In January 2005, our Board of Directors authorized a program to repurchase up to one million shares of our outstanding common stock on the open market or in private transactions at prevailing market prices during a one-year period ended January 26, 2006. The program was adopted as part of our revised approach to equity compensation, which emphasizes performance-based awards to employees and open market stock repurchases by the Company designed to mitigate or eliminate dilution from future employee and director equity-based incentives. We repurchased a total of 747,500 shares of our common stock for $8.7 million under this program, all of which were made during 2005.
          During the six months ended June 30, 2006, we repurchased 10,688 shares tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted shares under the 2005 Performance Incentive Plan. These shares were repurchased for $139,000 at prices ranging from $11.19 to $14.90 per share.
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
          We do not expect that our outstanding stock options will result in a significant compensation expense charge as all stock options were fully vested prior to the adoption of SFAS No. 123(R) (see Accelerated Vesting of Stock Options and 2005 Performance Incentive Plan). Stock options are no longer used for share-based compensation.

          SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow. During the six months ended June 30, 2006, cash flows from operating activities were reduced by $10,000 for the excess tax benefits from share-based compensation.
          Prior to the adoption of SFAS No. 123(R) we accounted for share-based compensation in accordance with SFAS No. 123 and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. As permitted under SFAS No. 123, we elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and account for share-based compensation using the intrinsic-value method. Under the intrinsic-value method, we recognized no share-based compensation expense in our consolidated financial statements for employee stock options and shares issued under employee stock purchase plans. We provided pro forma disclosure on a quarterly and annual basis of net income (loss) and net income (loss) per common share for stock option grants and shares issued under employee stock purchase plans as if the fair-value method defined in SFAS No. 123 had been applied.
          The following table presents the effect on reported net income and earnings per share for the three and six months ended June 30, 2005 as if we had accounted for our stock options and shares issued under employee stock purchase plans under the fair-value method of accounting. No such disclosures are made for 2006 as all share-based payments have been accounted for under SFAS No. 123(R). Share-based compensation expense for stock option grants under the fair value method was determined using the Black-Scholes pricing model and assumes graded vesting.

	Three Months	Six Months
	Ended June 30, 2005	Ended June 30, 2005
Net income — as reported	$3,583	$4,286
Less: stock-based compensation expense, net of related tax effects	15	(3,671)

Pro forma net income	$3,598	$615

Basic earnings per share — as reported	$.12	$.15
Diluted earnings per share — as reported	$.12	$.15
Basic earnings per share — pro forma	$.13	$.02
Diluted earnings per share — pro forma	$.12	$.02
          Accelerated Vesting of Stock Options. On February 15, 2005, the Compensation Committee approved the immediate vesting of all unvested stock options previously awarded under the 1996 Option Plan, 1996 Directors Plan and 1998 Option Plan. This decision was based in part on our assessment of the impact SFAS No. 123(R) would have on our financial results. Absent the acceleration of vesting on these stock options, the adoption of SFAS No. 123(R) would have required the Company to recognize approximately $3.7 million in pre-tax compensation expense from these options over their remaining vesting terms.
          Employees, officers and directors will benefit from the accelerated vesting if they terminate their employment with or service to the Company prior to the completion of the original vesting terms and have the ability to exercise those options that would have otherwise been forfeited. We do not record share-based compensation expense with respect to these options unless an employee, officer or director actually benefits from this modification. For those employees, officers and directors who do benefit from the accelerated vesting, we are required to record additional share-based compensation expense equal to the intrinsic value of the option on the date of modification (i.e., February 15, 2005). The closing market price per share of our common stock on February 15, 2005 was $11.85 and the exercise prices of the approximately 1.4 million in unvested options on that date ranged from $8.50 to $28.20. Based on our historical employee turnover rates during the three-year period prior to acceleration and through 2005, we estimate there is $80,000 of potential share-based compensation expense that we may be required to record with respect to these options. We recorded $49,000 of additional share-based compensation expense during the year ended December 31, 2005 and $4,000 in the six months ended June 30, 2006 with respect to these options.
          2005 Performance Incentive Plan. A 2005 Performance Incentive Plan (“2005 Incentive Plan”) was approved by our stockholders on May 16, 2005. The 2005 Incentive Plan replaced our 1996 Stock Option Plan, 1996 Outside Directors Stock Option

Plan and 1998 Non-Statutory Stock Option Plan (collectively, our “Prior Plans”) and provides for the issuance of up to 1,847,000 shares of common stock to employees, consultants and directors under stock purchase rights, stock bonuses, restricted stock, restricted stock units, performance awards, performance units and deferred compensation awards. The 2005 Incentive Plan contains certain restrictions that limit the number of shares that may be issued and cash awarded under each type of award, including a limitation that awards granted in any given year can be no more than one percent (1%) of the total number of shares of common stock outstanding as of the last day of the preceding fiscal year. Awards granted under the 2005 Incentive Plan will be in such form as the Compensation Committee shall from time to time establish and may or may not be subject to vesting conditions based on the satisfaction of service requirements or other conditions, restrictions or performance criteria including the Company’s achievement of annual operating goals. Restricted stock and restricted stock units may also be granted as a component of an incentive package offered to new employees or to existing employees based on performance or in connection with a promotion, and will generally vest over a three-year period, commencing at the date of grant. With the adoption of the 2005 Incentive Plan, the Prior Plans were terminated except for those provisions necessary to administer the outstanding options.
          We measure the fair value of awards under the 2005 Incentive Plan based on the market price of the underlying common stock as of the date of grant. The awards are amortized over their applicable vesting period using the straight-line method. During 2005, we granted 62,913 restricted stock unit awards with a fair value of $775,000 under incentive packages offered to new and existing employees. During the six months ended June 30, 2006 we awarded 20,132 restricted shares with a dollar value of $300,000 to certain officers and employees based on our achievement of operating goals for 2005. The dollar value is equal to the number of restricted shares awarded multiplied by $14.90, the market price of our stock on the date of grant. These restricted share awards vested 50% at the date of grant and the remaining 50% will vest ratably over 24 months provided the individuals remain continuously employed by the Company. An entry was made to additional paid-in capital and deferred stock compensation as of December 31, 2005 to reflect the planned issuance of the 2005 award. During the six months ended June 30, 2006 we also granted 24,000 fully vested restricted shares to our directors at market prices ranging from $14.34 to $14.90. During the three and six month periods ended June 30, 2006 we recorded share-based compensation expense of $228,000 and $441,000, respectively and as of June 30, 2006 we have included $636,000 of deferred compensation in stockholders’ equity. This compensation is expected to be recognized over a weighted average period of 1.9 years.
          The following table summarizes activity under the 2005 Incentive Plan:

	Restricted Stock Units		Restricted Stock
		Weighted Average		Weighted Average
	Units	Fair Value	Shares	Fair Value

Non-vested Balance, January 1, 2005	—	—	—	—
Granted	62,913	$12.32	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Non-vested Balance, December 31, 2005	62,913	$12.32	—	—
Granted	—	—	44,132	$14.77
Vested	(21,728)	12.30	(35,305)	$14.74
Forfeited	—	—	(82)	$14.90

Non-vested Balance, June 30, 2006	41,185	$12.33	8,745	$14.90

11. Income Taxes
          We calculate our tax provision (benefit) on an interim basis using the year-to-date effective tax rate and record discrete tax adjustments in the reporting period in which they occur. A summary of the income tax provision (benefit) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Income before income tax provision (benefit)	$1,689	$4,478	$2,329	$4,728
Effective tax rate	36.9%	35.6%	35.4%	35.6%

Income tax provision at effective tax rate	624	1,593	824	1,685

Discrete tax item benefits:
Changes in estimate	(10)	(698)	(57)	(1,044)
Changes in foreign statutory rates	—	—	—	(199)

Total discrete tax item benefits	(10)	(698)	(57)	(1,243)

Income tax provision	$614	$895	$767	$442

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
          The income tax provision recorded in the three and six months ended June 30, 2006 and 2005 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during the three months ended June 30, 2006 and 2005 of $23,000 and $19,000, respectively, and during the six months ended June 30, 2006 and 2005 of $88,000 and $80,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in capital.
          In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, Accounting for Income Tax Uncertainties, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income tax uncertainties and defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also prescribes a two-step approach for evaluating tax positions and requires expanded disclosures at each interim and annual reporting period. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will require that differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as cumulative-effect adjustments to beginning retained earnings. We plan to adopt FIN 48 on January 1, 2007 and are currently evaluating the impact on our financial statements.
12. Business Segments and Geographic Data
          We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, inventory transaction support, e-commerce, inventory optimization and replenishment, collaborative planning and forecasting, space and floor planning, and store operations requirements of the retail industry and its suppliers. Our solutions enable customers to manage and optimize the coordination of supply, demand and inventory flows throughout the demand chain to the consumer, to manage transportation and logistics operations, provide optimized labor scheduling for retail store operations and improve revenue management practices in service industries. With the acquisition of Manugistics, our customers now include over 5,500 of the world’s leading retail, manufacturing and wholesale-distribution organizations. We conduct business in three geographic regions that have separate management teams and reporting structures: the Americas (United States, Canada and Latin America), Europe (Europe, Middle East

and Africa), and Asia/Pacific. Similar products and services are offered in each geographic region and local management is evaluated primarily based on total revenues and operating income. Identifiable assets are also managed by geographical region. The geographic distribution of our revenues and identifiable assets is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenues:
Americas	$36,595	$38,926	$73,565	$75,586
Europe	11,098	12,704	20,397	24,884
Asia/Pacific	6,380	6,498	10,427	11,199

	54,073	58,128	104,389	111,669
Sales and transfers among regions	(2,311)	(3,231)	(4,774)	(6,521)

Total revenues	$51,762	$54,897	$99,615	$105,148

	June 30,	December 31,
	2006	2005
Identifiable assets:
Americas	$294,276	$279,469
Europe	37,395	34,947
Asia/Pacific	9,389	16,156

Total identifiable assets	$341,060	$330,572

          Revenues in the Americas include $5.1 million and $5.9 million from Canada and Latin America in the three months ended June 30, 2006 and 2005, respectively and $10.4 million and $10.1 million in the six months ended June 30, 2006 and 2005, respectively. Identifiable assets for the Americas include $9.0 million and $16.1 million in Canada and Latin America as of June 30, 2006 and December 31, 2005, respectively. The decrease in identifiable assets at June 30, 2006 in Canada, Latin America and the Asia/Pacific region results primarily from the movement of cash balances to the United States during the three months ended June 30, 2006 in order to complete the cash acquisition of Manugistics (see Note 2).
          Through June 30, 2006, our business segments have been organized around the distinct requirements of retail enterprises, retail stores, and suppliers to the retail industry:
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
          A summary of the revenues, operating income (loss), and depreciation attributable to each of these business segments for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenues:
Retail Enterprise Systems	$37,239	$39,727	$71,077	$73,467
In-Store Systems	4,839	3,907	8,506	8,308
Collaborative Solutions	9,684	11,263	20,032	23,373

	$51,762	$54,897	$99,615	$105,148

Operating income (loss):
Retail Enterprise Systems	$4,795	$9,667	$10,215	$15,389
In-Store Systems	292	(145)	(268)	(151)
Collaborative Solutions	3,067	2,994	5,775	4,949
Other (see below)	(7,759)	(8,665)	(15,617)	(16,602)

	$395	$3,851	$105	$3,585

Depreciation:
Retail Enterprise systems	$1,159	$1,487	$2,346	$2,859
In-Store systems	151	216	280	448
Collaborative Solutions	301	401	664	853

	$1,611	$2,104	$3,290	$4,160

Other:
Amortization of intangible assets	$891	$849	$1,784	$1,698
Restructuring charge and adjustments to acquisition-related reserves	521	880	521	2,439
General and administrative expenses	6,347	6,936	13,312	12,465

	$7,759	$8,665	$15,617	$16,602

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Significant Trends and Developments in Our Business
          Acquisition of Manugistics Group, Inc. On July 5, 2006, we completed the acquisition of Manugistics Group, Inc. (“Manugistics”) for an estimated total cost of $248 million which includes the cash purchase price of $211 million plus $12 million in estimated direct costs of the acquisition and $25 million in estimated costs to exit certain activities of Manugistics (the “Merger”). Manugistics is a leading global provider of synchronized supply chain and revenue management solutions that enable customers to achieve improved forecast and inventory accuracy and leverage industry leading pricing and yield management solutions to maximize profits while ensuring optimum supply for constantly changing demand. We believe the combination of the two companies will create a unique competitive position as no other software company is currently able to offer a similar breadth and depth of vertically focused solutions to the demand chain market. In addition, there are back-selling opportunities for Manugistics’ advanced optimization solutions in our existing retail customer base and we believe Manugistics’ supply chain and revenue management solutions will enable us to significantly expand our presence with consumer goods manufacturers and wholesalers.
          Under the terms of the Merger Agreement, each issued and outstanding share of Manugistics’ common stock was converted into the right to receive $2.50 per share in cash (“Merger Consideration”). In addition, immediately prior to the completion of the Merger, Manugistics accelerated and fully vested all of its outstanding stock options and restricted stock awards. Holders of equity awards that were not exercised prior to the completion of the Merger were entitled to receive a cash payout equal to the excess, if any, of the Merger Consideration over the per share exercise price of the equity awards.
          The acquisition will be accounted for as a purchase, and accordingly, the operating results of Manugistics will be included in our consolidated financial statements from the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation has not been completed and we are obtaining an independent third party appraisal of the intangible assets as of the transaction date to assist management in its valuation and final purchase price allocation.

Cash and Marketable Securities	$150,000
Other Assets Acquired	59,000

209,000
Goodwill and Other Intangibles	281,000

490,000
5% Convertible Subordinated Notes	(176,000)
Other Liabilities Assumed	(66,000)

Total Estimated Acquisition Cost of Manugistics	$248,000
Reserves for Costs Related to the Acquisition	(25,000)

Total Cash Expended to Acquire Manugistics	$223,000

Debt and Equity Financing Arrangements
          Simultaneous with the Merger, we entered into a credit agreement (the “Credit Agreement”) with a consortium of lenders, including Citibank, N.A., Citigroup Global Markets Inc. and UBS Securities LLC, that provides for $175 million in aggregate term loans, $50 million in revolving credit facilities and up to $75 million of incremental term or revolving credit facilities as requested, subject to certain terms and conditions. The term loans mature on July 5, 2013 and are payable in 27 scheduled quarterly installments of $437,500 beginning in September 2006, with a final payment of $163.2 million due at maturity. The Credit Agreement also requires additional mandatory repayments on the term loans of up to 50% of our annual excess cash flow, as defined, beginning with the fiscal year which commences January 1, 2007. Interest is payable quarterly on the term loans at the London Interbank Offered Rate (“LIBOR”) + 2.25%. We have entered into an interest rate swap to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans which is effective through October 5, 2009.
          The revolving credit facilities mature on July 5, 2012 with interest payable quarterly at LIBOR + 2.25%. The interest rate on the revolving credit facilities may be adjusted quarterly beginning January 1, 2007 based on our Leverage Ratio and range from LIBOR + 1.75% to LIBOR + 2.25%. The revolving credit facilities also require that we pay an annual commitment fee of .5%. The annual commitment fee, which is payable quarterly in arrears, may be adjusted quarterly beginning January 1, 2007 based on our Leverage Ratio and range from .375% to .5%. The Leverage Ratio is defined as the ratio of (a) consolidated indebtedness less excess cash to (b) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and other adjustments as defined in the agreement). The Leverage Ratio will be calculated quarterly on a pro forma basis that includes the four preceding quarters. The initial Leverage Ratio calculation will be as of December 31, 2006 and cannot exceed the following thresholds over the term of the loan: Fiscal 2006 and 2007 – 3.00 to 1.0; Fiscal 2008 – 2.50 to 1.0; Fiscal 2009 – 2.00 to 1.0; Fiscal 2010 through maturity – 1.50 to 1.0.
          The obligations under the Credit Agreement are guaranteed and secured by a lien on substantially all of the assets of the Company and our domestic subsidiaries, including Manugistics, and by a pledge of two-thirds of the shares of certain foreign subsidiaries. The Credit Agreement contains customary events of default that permit the lenders to accelerate payment of the outstanding obligations if not cured within applicable grace periods, including the nonpayment of reimbursement obligations, fees or other amounts, a specified change in control, violation of covenants, or inaccuracy of representations and warranties and provides for automatic acceleration upon the occurrence of bankruptcy and other insolvency events.
          In connection with the Merger, we also issued 50,000 shares of a newly designated series of preferred stock, the Series B Convertible Preferred Stock (the “Series B Preferred Stock”), to funds affiliated with Thoma Cressey Equity Partners (“Thoma Cressey”) for $50 million in cash (the “Equity Financing”). Thoma Cressey is a private equity investment firm with approximately $2 billion in equity under management. The Series B Preferred Stock is convertible, at any time in whole or in part, into a maximum of 3,603,603 shares of JDA common stock based on an agreed conversion price of $13.875. The preferred stock is non-dividend paying, however it contains certain pre-emptive rights and liquidation preferences. We have agreed to file a registration statement within 60 days after the completion of the Merger that covers the resale of the shares of JDA common stock underlying the Series B Preferred Stock.
          The Series B Preferred Stock includes a scheduled redemption right that allows any holder to demand a redemption of all or any part of their shares after September 6, 2013 at a cash redemption price equal to the greater of (a) a $1,000 per share liquidation value or (b) the fair market value of the common stock that would be issued upon conversion of the Series B Preferred Stock. Pursuant to the guidance in Financial Accounting Standards Board Emerging Issues Task Issue No. D-98 (“EITF D-98”), the Series B Preferred Stock will be classified in the balance sheet between long-term debt and shareholders’ equity. The initial carrying amount of the Series B Preferred Stock will be its fair value at the date of issue.
          The holders of the Series B Preferred Stock are entitled to notice of all stockholder meetings and generally may vote as a single class together with our common stock on all matters submitted to our stockholders for a vote. In addition, the approval of the majority of outstanding Series B shares, voting together as a separate class, is required for certain fundamental transactions, including acquisitions, financings and reorganizations. Holders of Series B Preferred Stock are entitled as a class to elect a director to our Board and have appointed Mr. Orlando Bravo, a Managing Partner with Thoma Cressey, to become a member of our Board of Directors.
          Proceeds from the term loans of approximately $168.4 million, which is net of nearly $6.6 million of loan origination and other administrative fees, together with the companies’ combined cash balances at closing of approximately $275 million and the $50 million investment from Thoma Cressey, were used to fund the cash obligations under the Merger Agreement and related transaction expenses and to retire approximately $174 million of Manugistics’ existing debt consisting of 5% Convertible Subordinated Notes that mature in 2007. Additionally, we utilized the revolving credit facilities to replace approximately $9.6 million of Manugistics’ standby letters of credit.
          Recent Results and Adjusted Outlook for Second Half 2006. Software license sales for second quarter 2006 were $10.4 million, an increase of $3.2 million or 45% sequentially compared to first quarter 2006. Although we anticipated a sequential increase in software license revenues in second quarter 2006, the increase was lower than expected due to delayed decisions and a failure to close software deals in each geographic region. The Americas region, and in particular the United States, had the most disappointing performance during second quarter 2006 with only $5.1 million in software revenues, a sequential decrease of 5% compared to first quarter 2006 and a 47% decrease compared to second quarter 2005. The European region generated $3.2 million in software revenues and performed close to our expectations in second quarter 2006, and although the Asia/Pacific region is still not performing to our expectations, the region did generate $2.1 million in software revenues during second quarter 2006 which is a significant improvement in overall performance in comparison to recent quarters.
          We do not view the software revenue results experienced over the past two quarters as indicative of a fundamental change in our competitive position in the market nor have we identified a significant weakness in any of our product lines. However, it continues to be increasingly difficult to predict the buying patterns and purchase decisions of our customer base. We believe this is due in significant part to changes in the length and complexity of our sales cycle and the increased involvement of senior executives and boards of directors in the decision to purchase enterprise software.
          We continue to believe that we have a substantial pipeline of sales opportunities and our competitive win rate remains high. Software license sales have and will continue to vary significantly from quarter-to-quarter as our sales cycles are typically longer than 90 days and it remains difficult for us to predict whether and exactly when larger software license transactions will close (See Cautious Buying Patterns Continue to Impact our Operating Results for a detailed discussion of the factors that affect the buying patterns of our customers). We believe the acquisition of Manugistics will positively impact our software license results as we will be able to offer a broader solution set in our existing sales cycles, increase our cross selling opportunities in the newly combined customer base and decrease our overall reliance on the retail industry alone for new software sales. Although our projections for second half 2006 do not contemplate significant software license revenue growth compared to the historic combined results of JDA and Manugistics, we do believe that the incremental opportunities that we now have could give rise to organic sales growth over time. We already have multiple joint sales cycles underway with both former Manugistics and JDA associates working together on new sales opportunities. We also believe the combined Company is now positioned at a different level in the marketplace and that we are now able to gain access to opportunities that neither JDA nor Manugistics would have been considered for on a stand alone basis.
          We continue to be subject to the overall effects of general market conditions and the relative performance of our competitors. Various industry analyst reports, including those prepared by AMR Research for 2005, predicted that information technology (“IT”) spending by retailers and manufacturers would continue to increase in 2006. We do not believe the market in general is very strong at this time, nor do we believe our first half 2006 results or the results of our peer enterprise software companies are consistent with increased IT spending.
          For second half 2006, we expect software license revenues for the combined Company to range from $43 million to $53 million and total revenues to range from $191 million to $199 million. For full year 2006, we expect software license revenues for the combined Company to range from $61 million to $70 million and total revenues to range from $290 million to $299 million.
          Maintenance services revenues were flat sequentially in second quarter 2006 compared to first quarter 2006 and increased $177,000 or 1% compared to second quarter 2005. Growth in our maintenance services revenues has been hindered by lower software sales; however, we continue to expect a modest increase in maintenance services revenues in 2006 compared to 2005 absent any significant change in the strength of the US Dollar against foreign currencies in those countries in which we conduct business. With the acquisition of Manugistics, the combined Company will have an annual recurring maintenance base of over $170 million with historically high customer retention rates. We believe software license revenues will remain volatile and although new software sales are still the key indicator of business growth, we do not believe they will be the primary determinant of our future profitability as we expect maintenance services to be the largest source of revenues and operating margin for the combined Company. The strength of our maintenance services revenues should improve the predictability of our operating results and our overall profitability. Maintenance services margins were 68% in second quarter 2006 compared to 72% in first quarter 2006 and 73% in second quarter 2005. Maintenance costs increased in second quarter 2006 primarily as a result of $600,000 in charges associated with the resolution of certain customer-specific support issues and an 8% increase in average maintenance services headcount resulting from the transfer of product development resources to our customer support organization to support the move of certain of our legacy products to the Customer Directed Development (“CDD”) organization structure. As of June 30, 2006, we had 193 employees in our customer support function compared to 179 at June 30, 2005. With the acquisition of Manugistics, we will have approximately 245 employees in the customer support function of the combined Company. We expect our blended maintenance services margin to be in the high 70% in second half 2006.
          Service revenues increased $679,000 or 4% sequentially in second quarter 2006 compared to first quarter 2006 and $1.6 million or 9% compared to second quarter 2005 primarily as a result of certain large ongoing consulting projects in the Americas region. Our global utilization rate in second quarter 2006 was 49%, which is consistent with first quarter 2006 and second quarter 2005 results. However, consulting services margins and revenue trends continue to vary among our geographic regions. Utilization rates in the Americas region improved to 61% in second quarter 2006 compared to 56% in second quarter 2005, due primarily to a large multi-product implementation in the United States, but were down sequentially compared to 64% in first quarter 2006. This result was offset by flat to lower utilization rates and consulting services revenue in the Europe and Asia/Pacific regions. We believe improved software sales performance together with an increasing mix of Transaction Systems (see New Product Classifications) opportunities in our sales pipeline will contribute to a continuing recovery of our consulting services business. Service revenues in second half 2006 will continue to be impacted by a decrease in hosting revenues due to the loss of a large customer as a result of their merger. We anticipate this customer loss will decrease our 2006 hosting revenues by approximately $2.0 million compared to 2005. Service margins, which include consulting and other service revenues, were 26% in second quarter 2006 compared to 28% in first quarter 2006 and 20% in second quarter 2005. As of June 30, 2006, we had 297 employees in our services organization compared to 325 at June 30, 2005. With the acquisition of Manugistics, we will have approximately 525 employees in the combined services organization during second half 2006. Although our mid-term target for service revenue margins ranges from the mid to high 20%, we believe it will take several quarters for us to realize the full synergies of the combined services organization and as a result, we expect our service margins to be in the low 20% in second half 2006.
          Cautious Buying Patterns Continue to Impact our Operating Results. The retail industry and its suppliers continue to exercise significant due diligence prior to making large capital outlays, and the decision-making process for investments in information technology remains highly susceptible to deferral. Delays in the decision-making process have been, and may continue to be, the most significant issue affecting our software license revenue results. Delays in the customer decision-making processes have resulted from a number of factors including, but not limited to, uncertain economic conditions, extended due diligence procedures designed to minimize risk, corporate reorganizations, consolidations within the industry, the appointment of new senior management at our customers, and the increasing trend by companies to seek board-level approval for all significant investments in information technology. We have also encountered a significant increase in large RFPs (request for proposal) in the United States. We believe this may indicate a potential shift towards a more strategic decision making process in our target market and the RFPs often involve an assessment by a third party system integrator of the company’s fundamental IT infrastructures and strategies. Sales to new and existing customers have historically required between six and nine months from generation of the sales lead to the execution of a software license agreement. In addition, sales cycles are typically longer and more complex for larger dollar projects, large multi-national retail organizations and retailers in certain geographic regions. As a result, we have and will continue to experience uncertainty predicting the size and timing of individual contracts, particularly the closure of large software licenses ($1.0 million or greater), which continues to remain uneven and unpredictable from quarter-to-quarter.
          We have historically recognized a substantial portion of our software license revenues under an Initial license Fee model (“ILF model”). Under the ILF model, software license contracts are structured to enable the Company to recognize 100% of the software license revenue upon execution of the contract provided all of the revenue recognition criteria set forth in Statement of Position 97-2, Software Revenue Recognition and other relevant guidance have been met. However, due to elongated sales cycles and the absence of a predictable base demand, we have offered larger customers, particularly in the Americas region, the option to purchase software licenses under Proof of Concept (“POC”) and Milestone licensing models in order to mitigate their risk aversion. Under the POC model, customers are allowed to try one or more of our solutions before they purchase them, either in a proof of concept, pilot, or prototype environment, or during the performance of business process analyses or benchmarking activities. Under the Milestone licensing model, payment of the software license fees are aligned with the achievement of defined milestones or deliverable objectives within an agreed timeframe. Although the purchase of software licenses under the POC and Milestone licensing models initially delays the recognition of revenue, we believe these licensing models may improve our ability to get customers to commit to the investment in our products and to predict the timing of software license revenues, thereby over time, decreasing our dependence on the more unpredictable ILF model transactions. To date, we have started a total of 90 POC and evaluation projects. We have successfully converted 45 of these projects into perpetual licenses (including 30 in 2005 and 8 in first half 2006), 24 of the projects have been terminated, 2 have been deferred indefinitely and 19 POC projects are still open.
          Our Product Strategy is Evolving. We believe JDA Portfolio, which consists of applications that we have developed internally and products that we have acquired over the past eight years, is the broadest, most functional set of demand chain software solutions available to the retail industry and its suppliers. Our acquisitions have included several of the world’s leading optimization solution providers, such as the Arthur Retail Business Unit, Intactix International and E3 Corporation, which have complemented the core transaction management capabilities of our original solutions. Optimization solutions such as those acquired in these acquisitions enable customers to focus on their ROI by meeting specific business objectives with low overall implementation costs and effort to deploy. We believe our ability to offer optimization solutions has been a successful strategy and a key driver in many of our customers’ purchasing decisions over the past several years.
          We released the first major versions of our PortfolioEnabled solutions, based primarily upon the Microsoft .Net Platform (“.Net Platform”), in 2005. The PortfolioEnabled solutions are still in a typical early adoption stage and we believe market acceptance will improve as additional customers go live and become referenceable. We are currently working with 18 customers on PortfolioEnabled projects. We believe the PortfolioEnabled solutions will offer customers new and compelling advantages, although it will take multiple years to complete these offerings. Manugistics’ NetWORKS Fulfillment application contains functionality that significantly overlaps with our Portfolio Replenishment Optimization by E3 (“PRO”) application, a PortfolioEnabled solution initially released in 2005. Based on our review of the similarities and unique advantages offered by these two products, we have determined that the most efficient integration plan will be to use NetWORKS Fulfillment as our primary fulfillment solution due to the fact that it is a more mature product with an established customer install base. Additional enhancements will be made to NetWORKS Fulfillment that incorporate certain features and functionality that currently exist in PRO, resulting in a new Portfolio Fulfillment application. With this decision, we will no longer market the PRO application and will work with existing PRO customers over time to migrate to the Portfolio Fulfillment application. We will continue to market and support the Advanced Warehouse Replenishment by E3 and Advanced Store Replenishment by E3 applications.
          We currently expect to integrate Manugistics’ suite of products into the PortfolioEnabled platform over the next 18 to 24 months and will release an initial plan in third quarter 2006 that describes the integration in both technical and functional terms. Our goal is to provide a standardized user interface across all products of the combined Company that leverages our relationship with

Microsoft and our commitment to the .Net Platform while providing a standardized look and feel across our entire suite of products, whether they’re deployed on a stand alone basis or as part of an integrated solution. We do not believe the combined Company will be dependent on the ultimate integration of these products in order to generate new sales opportunities as there are currently over 150 customers that have previously licensed and integrated both JDA and Manugistics applications. As of June 30, 2006, we had 288 employees in the product development function compared to 305 at June 30, 2005. With the acquisition of Manugistics, we will have nearly 600 employees in our product development function during the second half of 2006, including approximately 200 developers who are located in India.
          New Product Classifications. We have historically organized our solutions into three business application domains supported by several shared technology components as follows:
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
     As a result of the Manugistics acquisition, beginning in third quarter 2006, we will organize our solutions to support two broad classes of functionality as follows:
•	Transaction Systems that include corporate level merchandise management systems, which enable retailers to manage their inventory, product mix, pricing and promotional execution and enhance the productivity and accuracy of warehouse processes; in-store systems, which provide retailers with point-of-sale and back office applications to capture, analyze and transmit certain sales, store inventory and other operational information to corporate level merchandise management systems; and transportation and logistics management solutions, which are designed to enable global and other shippers, consignees, carriers, trading partners and logistics service providers to effectively manage the complexities of transportation and logistics, including multiple modes of transport such as by air, rail, sea and road.

•	Strategic Supply and Demand Management solutions (“SSDM Solutions”) that include a comprehensive set of tools for advanced decision support and analysis covering planning, forecasting, price and revenue optimization, inventory optimization, collaborative synchronization of inventory, distribution, production and material plans, category management and workforce management. SSDM Solutions will also include revenue management solutions that enable passenger travel companies, cargo carriers, hotel and resort companies, media networks, broadcast groups and cable companies to more accurately forecast future demand, optimize the allocation of capacity, maximize revenues and improve customer satisfaction. SSDM Solutions will be targeted at customers in each of our business segments.
          New Business Segments. We have historically organized our business segments around the distinct requirements of retail enterprises (Retail Enterprise Systems that included Merchandise Operations Systems and certain Strategic Demand Management Solutions), retail stores (In-Store Systems) and suppliers to the retail industry (Collaborative Solutions that included collaborative specific solutions and certain Strategic Demand Management Solutions).
          Beginning in third quarter 2006, we will organize, manage and analyze our operations across the following business segments:
•	Retail. This business segment will include all revenues related to Transaction Systems and SSDM Solutions sold to retail customers. Transaction Systems sold to retail customers would include merchandise management and in-store systems.

•	Manufacturing and Distribution. This business segment will include all revenues from Transaction Systems and SSDM Solutions sold to manufacturing and distribution companies, including consumer goods manufacturers, high tech organizations, oil and gas, automotive and other discrete manufacturers. Transaction Systems sold to manufacturing and distribution customers would include transportation and logistics management solutions.

•	Services Industries. This business segment will include all revenues related to SSDM Solutions sold to customers in service industries such as travel, commercial air, hospitality, media and telecommunications
          We have created three dedicated sales organizations for these business segments. Although there are a small number of positions that still need to be filled in our new sales organization structure, we believe the majority of the sales representatives we need on a go forward basis are currently in place. As of June 30, 2006, we had 153 employees in the sales and marketing function compared to 131 at June 30, 2005, including quota carrying sales representatives of 51 and 60, respectively. With the acquisition of Manugistics, the combined sales and marketing function will include approximately 220 employees, including 94 quota carrying sales representatives. In connection with the creation of the dedicated sales organizations, we have appointed Mr. Thomas Dziersk to Senior Vice President of the Americas region. Mr. Dziersk previously served as CEO of ClearOrbit, Inc., a supply chain execution automation company. Mr. Dziersk has also held senior management as well as sales and marketing positions at other emerging technology companies. Wayne Usie, formerly our Senior Vice President of the Americas, will now serve as Senior Vice President, Retail. Ron Kubera, formerly Manugistics’ Senior Vice President of Consumer Goods & EMEA Operations, will now serve as Senior Vice President, Supply Chain.
          We will continue to conduct business in three geographic regions that have separate management teams and reporting structures: The Americas (United States, Canada and Latin America), Europe (Europe, Middle East and Africa) and Asia/Pacific. However, the Services Industries segment will be centrally managed by a team that has global responsibilities for this market.
          Business Opportunities and Growth Strategies. We believe the acquisition of Manugistics provides a unique opportunity to define a new breed of applications that can optimize the decisions processes for every member of the global supply and demand chain and will generate opportunities that go beyond what JDA or Manugistics could have accomplished on a stand alone basis.
We will focus on the following strategies to drive growth:
•	We will continue to invest in our next generation PortfolioEnabled solutions, which are based on a service oriented architecture (“SOA”). These solutions will be available for implementation on a stand-alone basis or in combination with a broader enterprise solution. We believe this will differentiate us from many of our competitors, enhance the cross-selling opportunities in our customer base, and increase our market share as we bring these products to market.

•	We will continue to focus on maximizing our market share in the replacement cycle for merchandise management systems that appears to be emerging in the Tier 2 market.

•	We intend to improve the market penetration of Manugistics’ price optimization solutions by integrating the combined Company’s suite of price optimization and price execution applications into a single solution that we believe can compete effectively with established providers of price optimization solutions.

•	We intend to expand the customer and revenue base of Manugistics’ revenue management solutions by creating a business segment (i.e., Services Industries) focused on the development of this business.

•	We believe there are significant opportunities to market Manugistics’ transportation and logistics management solutions to our existing customer base that includes approximately 1,400 retailers.
          Integration of Manugistics and Expected Operating Cost Synergies. We believe there are significant synergies in the combined Company’s operations, selling, general and administrative infrastructure, and, as a result, we expect to achieve annual cost savings ranging from $25 million to $30 million within the first twelve months after closing. We anticipate that approximately half of these cost savings will come through headcount reductions and the elimination of redundant administrative functions and highly paid executive positions. We currently expect to eliminate approximately 100 positions, and over 70 of these headcount reductions occurred within the first week following closing. Certain of the remaining positions are on stay-put agreements ranging from one to seven months while we complete the transition process. We also expect to realize occupancy cost savings of $4 million to $6 million resulting from the elimination of redundant office space in cities where both JDA and Manugistics had separate offices. We believe the largest occupancy cost savings will come from the closure of our two existing offices in the United Kingdom and relocation of these employees to the Manugistics office facility in Bracknell, which is located in an area of London that contains a concentration of high tech companies. We expect additional savings to result from the elimination of duplicate expenses such as legal, accounting and insurance. Further, Manugistics’ fixed assets will be revalued as of the date of acquisition to their current fair value and as a result, we currently believe the combined Company’s annual depreciation expense will be reduced by $4 million to $5 million.
          Manugistics historically expensed software development costs as incurred in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“SFAS No. 86”), until technological feasibility had been established, at which time such costs were capitalized until the product was available for general release to customers. The capitalized software development costs were amortized over future periods based on the estimated length of time the products were expected to be used and generally averaged in excess of $9 million per year. We also follow the guidance in SFAS No. 86 and based on our approach to software development, we consider technological feasibility to have occurred when all planning, designing, coding and testing have been completed according to design specifications. We believe our current process for developing software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, we have not historically capitalized any software development costs. The remaining balance of capitalized software development costs recorded on Manugistics’ balance sheet as of the date of acquisition will not be brought forward in our initial purchase accounting; rather the remaining balance of capitalized software development costs will be replaced by an overall revaluation of Manugistics’ intangible assets as of the date of acquisition based on an independent third party appraisal.
          Our Financial Position is Strong and We Have Positive Operating Cash Flow. Our financial position remains strong and as of June 30, 2006 we had $130.9 million in cash, cash equivalents and marketable securities, as compared to $111.5 million at December 31, 2005. We generated $18.4 million and $7.5 million in cash flow from operations during the six months ended June 30, 2006 and 2005, respectively. We believe our cash position is sufficient to meet our operating needs for the foreseeable future after the financing of the Manugistics acquisition (see Acquisition of Manugistics, Inc.).

Results of Operations
          The following table sets forth certain selected financial information expressed as a percentage of total revenues for the periods indicated and certain gross margin data expressed as a percentage of software license revenue, maintenance services revenue, product revenues or services revenues, as appropriate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUES:
Software licenses	20%	28%	18%	24%
Maintenance services	42	39	43	41

Product revenues	62	67	61	65

Consulting services	34	31	35	32
Reimbursed expenses	4	2	4	3

Service revenues	38	33	39	35

Total revenues	100	100	100	100

COST OF REVENUES:
Cost of software licenses	1	1	1	1
Amortization of acquired software technology	2	2	2	2
Cost of maintenance services	14	11	13	11

Cost of product revenues	17	14	16	14

Cost of consulting services	24	24	25	24
Reimbursed expenses	4	2	4	3

Cost of service revenues	28	26	29	27

Total cost of revenues	45	40	45	41

GROSS PROFIT	55	60	55	59

OPERATING EXPENSES:
Product development	22	20	22	21
Sales and marketing	18	18	18	18
General and administrative	12	13	13	12
Amortization of intangibles	1	1	2	1
Restructuring charge and adjustments to acquisition-related reserves	1	1	—	3

Total operating expenses	54	53	55	55

OPERATING INCOME	1	7	—	4
Other income, net	2	1	2	1

INCOME BEFORE INCOME TAXES	3	8	2	5

Income tax provision	1	1	1	1

NET INCOME	2%	7%	1%	4%

Gross margin on software licenses	96%	97%	96%	97%
Gross margin on maintenance services	68%	73%	70%	74%
Gross margin on product revenues	74%	80%	74%	79%
Gross margin on service revenues	26%	20%	27%	21%

The following table sets forth a comparison of selected financial information, expressed as a percentage change between periods for the three and six months ended June 30, 2006 and 2005. In addition, the table sets forth cost of revenues and product development expenses expressed as a percentage of the related revenues:

	% Change			% Change
	Three Months ended June 30,			Six Months ended June 30,
	2006	2005 to 2006	2005	2006	2005 to 2006	2005
Revenues:

Software licenses	$10,353	(32%)	$15,307	$17,496	(31%)	$25,524
Maintenance	21,673	1%	21,496	43,326	—%	43,202

Product revenues	32,026	(13%)	36,803	60,822	(11%)	68,726
Service revenues	19,736	9%	18,094	38,793	6%	36,422

Total revenues	51,762	(6%)	54,897	99,615	(5%)	105,148

Cost of Revenues:

Software licenses	370	(25%)	491	762	6%	716
Amortization of acquired software technology...	1,150	(9%)	1,263	2,403	(6%)	2,562
Maintenance services	6,965	22%	5,709	12,928	14%	11,322

Product revenues	8,485	14%	7,463	16,093	10%	14,600
Service revenues	14,586	1%	14,503	28,289	(2%)	28,868

Total cost of revenues	23,071	5%	21,966	44,382	2%	43,468

Gross Profit	28,691	(13%)	32,931	55,233	(10%)	61,680

Operating Expenses:

Product development	11,245	5%	10,744	22,003	(2%)	22,420
Sales and marketing	9,292	(4%)	9,671	17,508	(8%)	19,073
General and administrative	6,347	(8%)	6,936	13,312	7%	12,465

	26,884	(2%)	27,351	52,823	(2%)	53,958

Amortization of intangibles	891	5%	849	1,784	5%	1,698

Operating income	$395	(90%)	$3,851	$105	(97%)	$3,585

Cost of Revenues as a % of related revenues:
Software licenses	4%		3%	4%		3%
Maintenance services	32%		27%	30%		26%
Product revenues	26%		20%	26%		21%
Service revenues	74%		80%	73%		79%

Product Development as a % of product revenues	35%		29%	36%		33%

          The following tables set forth selected comparative financial information on revenues in our business segments and geographical regions, expressed as a percentage change between the comparable three and six month periods ended June 30, 2006 and 2005. In addition, the tables set forth the contribution of each business segment and geographical region to total revenues in the three and six month periods ended June 30, 2006 and 2005, expressed as a percentage of total revenues:

	Retail Enterprise Systems		In-Store Systems		Collaborative Solutions
	June 30, 2006 vs. 2005		June 30, 2006 vs. 2005		June 30, 2006 vs. 2005
	Quarter	Six Months	Quarter	Six Months	Quarter	Six Months
Software licenses	(42%)	(41%)	98%	21%	(19%)	(16%)
Maintenance services	—%	(2%)	1%	4%	2%	4%

Product revenues	(20%)	(17%)	30%	10%	(4%)	(2%)
Service revenues	18%	20%	17%	(6%)	(59%)	(64%)

Total revenues	(6%)	(3%)	24%	2%	(14%)	(14%)

Product development	31%	23%	(10%)	(15%)	(45%)	(45%)
Sales and marketing	(19%)	(21%)	100%	38%	23%	12%
Operating income (loss)	(50%)	(34%)	301%	(77%)	2%	17%

Contribution to Total Revenues
Retail Enterprise Systems				In-Store Systems				Collaborative Solutions
Quarter		Six Months		Quarter		Six Months		Quarter		Six Months
2006	2005	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
72%	72%	71%	70%	9%	7%	9%	8%	19%	21%	20%	22%

	The Americas		Europe		Asia/Pacific
	June 30, 2006 vs. 2005		June 30, 2006 vs. 2005		June 30, 2006 vs. 2005
	Quarter	Six Months	Quarter	Six Months	Quarter	Six Months
Software licenses	(47%)	(35%)	(8%)	(25%)	(10%)	(29%)

Maintenance services	(2%)	(2%)	(9%)	(9%)	7%	10%

Product revenues	(18%)	(13%)	(8%)	(14%)	(3%)	(9%)

Service revenues	19%	17%	(26%)	(29%)	—%	(4%)

Total revenues	(6%)	(3%)	(13%)	(18%)	(2%)	(7%)

Contribution to Total Revenues
The Americas				Europe				Asia/Pacific
Quarter		Six Months		Quarter		Six Months		Quarter		Six Months
2006	2005	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
68%	67%	70%	68%	20%	22%	20%	22%	12%	11%	10%	10%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Product Revenues
Software Licenses.
          Retail Enterprise Systems. The decrease in software license revenues in this business segment in second quarter 2006 compared to second quarter 2005 resulted primarily from a decrease in the number of large transactions of ≥$1.0 million and a 23% decrease in the average selling price on such transactions. Second quarter 2006 included two large Retail Enterprise Systems transactions of ≥$1.0 million compared to four large transactions of ≥$1.0 million in second quarter 2005.
          In-Store Systems. The increase in software license revenues in this business segment in second quarter 2006 compared to second quarter 2005 resulted primarily from an increase in sales to existing customers and a 60% increase in the average selling price on new In-Store System deals.
          Collaborative Solutions. The decrease in software license revenues in this business segment in second quarter 2006 compared to second quarter 2005 resulted primarily from a decrease in average selling price as new deal counts were comparable between the two periods.
          Regional Results. The Americas region accounted for $5.1 million of our software license revenues in second quarter 2006 compared to $9.5 million in second quarter 2005. Software license revenues in the Americas region decreased in second quarter 2006 compared to second quarter 2005 due to decreases in software license revenues in all three business segments. Second quarter 2006 software license revenues in the Americas region include two new multi-product software license deals that contain various combinations of Strategic Demand Management Solutions and In-Store Systems applications compared to nine multi-product deals, including two large transactions ≥$1.0 million, in second quarter 2005. The European region accounted for $3.2 million of our software license revenues in second quarter 2006 compared to $3.4 million in second quarter 2005. Software license revenues in the European region decreased in second quarter 2006 compared to second quarter 2005 due to an 18% decrease in software license revenues from Retail Enterprise Systems, offset in part by $252,000 increase in In-Store Systems software license revenues. The European region recorded one large transaction of ≥$1.0 million in both second quarter 2006 and 2005. The Asia/Pacific region accounted for $2.1 million of our software license revenues in second quarter 2006 compared to $2.3 million in second quarter 2005. Software license revenues in the Asia/Pacific region decreased in second quarter 2006 compared to second quarter 2005 primarily due to a 33% decrease in Retail Enterprise Systems software license revenues, offset in part by a $545,000 increase in In-Store Systems software license revenues. There were three multi-product deals in the Asia/Pacific region in second quarter 2006 compared to one in second quarter 2005 and both quarters include one large transaction of ≥$1.0 million.
          Maintenance Services. The increase in maintenance services revenues in second quarter 2006 compared to second quarter 2005 resulted from an increase in maintenance on new software license sales, substantially offset by attrition in our maintenance base and a $176,000 unfavorable foreign exchange impact in second quarter 2006 compared to second quarter 2005. The attrition rate in our maintenance base has not increased and remains at our historical annual rate of approximately 5% to 6%. New maintenance revenues have been impacted over the past two quarters by lower software license sales.
Service Revenues
          Service revenues include consulting services, hosting services, training revenues, net revenues from our hardware reseller business and reimbursed expenses. The increase in service revenues in second quarter 2006 compared to second quarter 2005 resulted from an increase in consulting services revenue and improved utilization rates in the Americas region, due primarily to a large multi-product implementation in the United States, offset in part by lower utilization rates and consulting services revenue in our European region. Hosting revenues decreased 78% to $263,000 in second quarter 2006 from $1.2 million in second quarter 2005 due to the loss of a large customer as a result of their merger, and net revenues from our hardware reseller business decreased 82% to $77,000 in second quarter 2006 from $424,000 in second quarter 2005.
          Fixed bid consulting services work represented 11% of total consulting services revenue in second quarter 2006 compared to 18% in second quarter 2005.

Cost of Product Revenues
          Cost of Software Licenses. The decrease in cost of software licenses in second quarter 2006 compared to second quarter 2005 resulted primarily from a decrease in sales of certain of our Merchandise Operations Systems applications that incorporate functionality from third party software providers and require the payment of royalties.
          Amortization of Acquired Software Technology. The decrease in amortization of acquired software technology in second quarter 2006 compared to second quarter 2005 resulted primarily from the software technology related to the Arthur Suite of products that has now been fully amortized.
          Cost of Maintenance Services. The increase in cost of maintenance services in second quarter 2006 compared to second quarter 2005 resulted primarily from nearly $600,000 in charges associated with the resolution of certain customer-specific support issues and an 8% increase in average maintenance services headcount resulting from the transfer of product development resources to our customer support organization to support the move of certain of our legacy products to the CDD organization structure.
Cost of Service Revenues
          Cost of service revenues in second quarter 2006 was flat compared to second quarter 2005. A $1.1 million increase in outside contractor costs for ongoing consulting projects in the United States was substantially offset by a 9% decrease in average services headcount and a $240,000 reduction in travel expense and training costs.
Gross Profit
          The decrease in gross profit dollars and gross profit percentage in second quarter 2006 compared to second quarter 2005 resulted primarily from the 32% decrease in software license revenues and the increase in average headcount in our customer support organization, offset in part by higher service revenue margins.
          The increase in service revenue margins in second quarter 2006 compared to second quarter 2005 resulted primarily from the 9% increase in service revenues.
Operating Expenses
          Operating expenses, excluding amortization of intangibles, restructuring charges and adjustments to acquisition-related reserves, decreased $467,000, or 2% in second quarter 2006 compared to second quarter 2005, and represented 52% and 50% of total revenues in each quarter, respectively. The decrease in operating expenses includes a decrease in salaries, benefits and travel costs related to the headcount reductions in the restructuring initiatives undertaken during fourth quarter 2004 and first half 2005, lower incentive compensation due to lower software license sales and a lower bad debt provision, offset in part by an increase in costs related to the use of outside contractors to assist in development activities and higher travel costs related to sales efforts and the transition planning on the Manugistics acquisition.
          Product Development. The increase in product development expense in second quarter 2006 compared to second quarter 2005 resulted primarily from a $438,000 increase in outside contractor costs to assist in the development of our PortfolioEnabled solutions, annual salary increases and a $268,000 increase in travel costs related to transition planning on the Manugistics acquisition, offset in part by an 8% decrease in average product development headcount from our restructuring initiatives and the transfer of product development resources to the customer support organization to support the move of certain of our legacy products to the CDD organization structure.
          Sales and Marketing. The decrease in sales and marketing expense in second quarter 2006 compared to second quarter 2005 resulted primarily from a $700,000 decrease in incentive compensation due to lower software license sales, offset in part by a 14% increase in average headcount which resulted from the transfer of certain customer relationship and support employees into presales positions during first quarter 2006.
          General and Administrative. The decrease in general and administrative expenses in second quarter 2006 compared to second quarter 2005 resulted primarily from a $500,000 decrease in our bad debt provision, and a $245,000 decrease in legal and accounting costs, offset in part by a $266,000 decrease in capitalized costs associated with our major system initiatives in 2005, annual salary increases, and a $188,000 increase in travel costs related to transition planning on the Manugistics acquisition. As of June 30, 2006, we had 147 employees in the general and administrative functions compared to 148 at June 30, 2005. With the acquisition of Manugistics, we will have approximately 215 employees in general and administrative functions during third quarter 2006. We expect to reduce our general and administrative headcount in fourth quarter 2006 as transition plans are completed and administrative functions are centralized in our corporate offices.
          Restructuring Charge and Adjustments to Acquisition-Related Reserves. We recorded a $521,000 restructuring charge in second quarter 2006 for termination benefits related to the restructure and elimination of eight accounting and administrative positions in Europe and Canada. All termination benefits related to this charge were paid by June 30, 2006. We recorded an $880,000 restructuring charge in second quarter 2005 related to the completion of the restructuring initiatives contemplated in our 2005 Operating Plan. This charge, which includes termination benefits and net rentals remaining under existing operating leases on certain vacated facilities, is in addition to the $3.1 million and $1.6 million restructuring charges recorded in fourth quarter 2004 and first quarter of 2005, respectively. The second quarter 2005 charge included $477,000 in termination benefits for 8 FTE and $417,000 for the net rentals remaining under existing operating leases on certain vacated facilities.
Operating Income
          Operating income decreased to $395,000 in second quarter 2006 compared to operating income of $3.8 million in second quarter 2005. The decrease resulted primarily from the 32% decrease in software license revenues, offset in part by improved service revenues and a $500,000 decrease in our bad debt provision.
          Operating income in our Retail Enterprise Systems business segment decreased to $4.8 million in second quarter 2006 compared to $9.7 million in second quarter 2005. The decrease in operating income in this business segment resulted primarily from a $5.0 million decrease in product revenues, a 31% increase in product development costs and a $2.0 million increase in maintenance and service revenue costs, offset in part by a $2.5 million increase in service revenues and a 19% decrease in allocated sales and marketing costs based upon the pro rata share of software sales that came from this business segment.
          We reported operating income in our In-Store Systems business segment of $292,000 in second quarter 2006 compared to an operating loss of $145,000 in second quarter 2005. The improvement in operating results is due primarily to increases in product and service revenues of $624,000 and $308,000, respectively, offset in part by a $614,000 increase in allocated sales and marketing costs based upon the pro rata share of software sales that came from this business segment.
          Operating income in our Collaborative Solutions business segment increased to $3.1 million in second quarter 2006 compared to $3.0 million in second quarter 2005. The increase resulted primarily from a 45% decrease in product development costs and a $679,000 decrease in maintenance and service revenue costs, substantially offset by a $1.6 million decrease in total revenues and a 23% increase in allocated sales and marketing costs based upon the pro rata share of software sales that came from this business segment.
          The combined operating income reported in the business segments excludes $7.8 million and $8.7 million of general and administrative expenses and other charges in second quarter 2006 and 2005, respectively, that are not directly identified with a particular business segment and which management does not consider in evaluating the operating income (loss) of the business segments.

Income Tax Provision
          A summary of the income tax provision recorded in the three months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended
	June 30,
	2006	2005
Income before income tax provision (benefit)	$1,689	$4,478
Effective tax rate	36.9%	35.6%
Income tax provision at effective tax rate	624	1,593
Less discrete tax item benefits:
Changes in estimate	(10)	(698)

Total discrete tax item benefits	(10)	(698)

Income tax provision	$614	$895

          The income tax provision in the three months ended June 30, 2006 and 2005 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during the three months ended June 30, 2006 and 2005 of $23,000 and $19,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in-capital.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Product Revenues
     Software Licenses.
          Retail Enterprise Systems. The decrease in software license revenues in this business segment in first half 2006 compared to first half 2005 resulted primarily from a decrease in the number of large transactions of ≥$1.0 million and a 21% decrease in average selling price on such transactions. First half 2006 included three large Retail Enterprise Systems transactions of ≥$1.0 million compared to four large transactions of ≥$1.0 million in first half 2005.
          In-Store Systems. The increase in software license revenues in this business segment in first half 2006 compared to first half 2005 resulted primarily from an increase of over 60% in the average selling price on new In-Store System deals, offset in part by a decrease in new deal count.
          Collaborative Solutions. The decrease in software license revenues in this business segment in first half 2006 compared to first half 2005 resulted primarily from a 17% decrease in new deal counts.
          Regional Results. The Americas region accounted for $10.4 million of our software license revenues in first half 2006 compared to $16.0 million in first half 2005. Software license revenues in the Americas region decreased in first half 2006 compared to first half 2005 due to decreases in software license revenues in all three business segments. Software license revenues in the Americas region for first half 2006 include seven new multi-product software license deals, including one large transaction ≥$1.0 million, that contain various combinations of Merchandise Operations Systems, Strategic Demand Management Solutions and In-Store Systems applications compared to fourteen multi-product deals, including two large transactions ≥$1.0 million, in first half 2005. The European region accounted for $4.8 million of our software license revenues in first half 2006 compared to $6.4 million in first half 2005. Software license revenues in the European region decreased in first half 2006 compared to first half 2005 primarily due to a 41% decrease in Retail Enterprise Systems software license revenues, offset in part by a combined increase of $545,000 in In-Store Systems and Collaborative Solutions software license revenues. The Europe region had one large transaction of ≥$1.0 million in first half 2006 and first half 2005. The Asia/Pacific region accounted for $2.2 million of our software license revenues in first half 2006 compared to $3.1 million in first half 2005. Software license revenues in the Asia/Pacific region decreased in first half 2006 compared to first half 2005 primarily due to a 44% decrease in Retail Enterprise Systems software license revenues, offset in part by a $569,000 increase in In-Store Systems software license revenues. There were three multi-product deals in the Asia/Pacific region in first half 2006 compared to one in first half 2005, and each of the six month periods included a large transaction of ≥$1.0 million.

          Maintenance Services. Maintenance services revenues were flat in first half 2006 compared to first half 2005. An increase in maintenance on new software license sales was substantially offset by attrition in our maintenance base and a $257,000 unfavorable foreign exchange impact in first half 2006 compared to first half 2005. The attrition rate in our maintenance base has not increased and remains at our historical annual rate of approximately 5% to 6%. New maintenance revenues have been impacted over the past several quarters by lower software license sales.
Service Revenues
          Service revenues include consulting services, hosting services, training revenues, net revenues from our hardware reseller business and reimbursed expenses. The increase in service revenues in first half 2006 compared to first half 2005 resulted from an increase in consulting services revenue and improved utilization rates in the Americas region, due primarily to a large multi-product implementation in the United States, offset in part by flat to lower utilization rates and consulting services revenue in the Europe and Asia/Pacific regions. Hosting revenues decreased 62% to $735,000 in first half 2006 from $1.9 million in first half 2005 due to the loss of a large customer as a result of their merger, and net revenues from our hardware reseller business decreased 82% to $165,000 in first half 2006 from $935,000 in first half 2005.
          Fixed bid consulting services work represented 9% of total consulting services revenue in first half 2006 compared to 17% in first half 2005.
Cost of Product Revenues
          Cost of Software Licenses. The increase in cost of software licenses in first half 2006 compared to first half 2005 resulted primarily from sales of certain of our In-Store Systems applications that incorporate functionality from third party software providers and require the payment of royalties.
          Amortization of Acquired Software Technology. The decrease in amortization of acquired software technology in first half 2006 compared to first half 2005 resulted primarily from the software technology related to the Arthur Suite of products that has now been fully amortized.
          Cost of Maintenance Services. The increase in cost of maintenance services in first half 2006 compared to first half 2005 resulted primarily from nearly $600,000 in charges associated with the resolution of certain customer-specific support and an 11% increase in average maintenance services headcount resulting from the transfer of product development resources to our customer support organization to support the move of certain of our legacy products to the CDD organization structure.
Cost of Service Revenues
          The decrease in cost of service revenues in first half 2006 compared to first half 2005 resulted primarily from a 10% decrease in average services headcount, a $685,000 decrease in travel expense and training costs, a $227,000 decrease in incentive compensation due to lower software license sales, offset in part by a $2.1 million increase in outside contractor costs for ongoing consulting projects in the United States to replace certain positions and a $264,000 decrease in cost transfers out to other departments for consulting services and training employees who were used to support presales, product development and customer support activities.
Gross Profit
          The decrease in gross profit dollars and gross profit percentage in first half 2006 compared to first half 2005 resulted primarily from the 31% decrease in software license revenues and the increase in average headcount in our customer support organization, offset in part by higher service revenue margins.
          The increase in service revenue margins in first half 2006 compared to first half 2005 resulted primarily from the 6% increase in service revenues, the $685,000 decrease in travel expense and training costs and the $227,000 decrease in incentive compensation, offset in part by the $2.1 million increase in outside contractor costs for ongoing consulting projects in the United States to replace certain positions and the $264,000 decrease in cost transfers out to other departments for consulting services and training employees who were used to support presales, product development and customer support activities.

Operating Expenses
          Operating expenses, excluding amortization of intangibles, restructuring charges and adjustments to acquisition-related reserves, decreased $1.1 million, or 2% in first half 2006 compared to first half 2005, and represented 53% and 51% of total revenues in each period, respectively. The decrease in operating expenses includes a decrease in salaries, benefits and travel costs related to the headcount reductions in the restructuring initiatives undertaken during fourth quarter 2004 and first half 2005, lower incentive compensation due to lower software license sales and a lower bad debt provision, offset in part by an increase in costs related to the use of outside contractors to assist in development activities and higher travel costs related to sales efforts and the transition planning on the Manugistics acquisition.
          Product Development. The decrease in product development expense in first half 2006 compared to first half 2005 resulted primarily from a 15% decrease in average product development headcount from our restructuring initiatives and the transfer of product development resources to the customer support organization to support the move of certain of our legacy products to the CDD organization structure, a $300,000 decrease in incentive compensation due to lower software license sales, offset in part by a $916,000 increase in outside contractor costs to assist in the development of our PortfolioEnabled solutions, a $367,000 decrease in deferred costs related to funded development activities and a $237,000 increase in travel costs related to transition planning on the Manugistics acquisition.
          Sales and Marketing. The decrease in sales and marketing expense in first half 2006 compared to first half 2005 resulted primarily from a $1.3 million decrease in incentive compensation due to lower software license sales and a $305,000 decrease in utilization of consulting services employees in presales activities, offset in part by a 9% increase in average headcount which resulted from the transfer of certain customer relationship and support employees into presales positions during first quarter 2006.
          General and Administrative. The increase in general and administrative expenses in first half 2006 compared to first half 2005 resulted primarily from a $698,000 decrease in capitalized costs associated with our major system initiatives, an increase of $484,000 in travel, accounting, legal and other costs related to transition planning on the Manugistics acquisition, a $440,000 increase in stock-based compensation, a $372,000 increase in salaries and a $250,000 accrual for employee termination disputes, offset in part by a $540,000 foreign exchange gain.
          Restructuring Charge and Adjustments to Acquisition-Related Reserves. We recorded a $521,000 restructuring charge in first half 2006 for termination benefits related to the restructure and elimination of eight accounting and administrative positions in Europe and Canada. All termination benefits related to this charge were paid by June 30, 2006. We recorded a restructuring charge of $2.4 million in first half 2005 to complete the restructuring initiatives contemplated in our 2005 Operating Plan. This charge, which includes termination benefits and net rentals remaining under existing operating leases on certain vacated facilities, is in addition to the $3.1 million restructuring charge recorded in fourth quarter 2004 which also included termination benefits and the negotiated buyout or net rentals remaining under existing operating leases on certain facilities that were vacated by December 31, 2004. The first half 2005 restructuring charge includes $2.0 million in termination benefits for 44 FTE and $423,000 for the net rentals remaining under existing operating leases on certain vacated facilities.
Operating Income
          Operating income decreased to $105,000 in first half 2006 compared to operating income of $3.6 million in first half 2005. The decrease resulted primarily from the 31% decrease in software license revenues, offset in part by improved service revenues, a $1.9 million decrease in restructuring charges and a $500,000 decrease in our bad debt provision.
          Operating income in our Retail Enterprise Systems business segment decreased to $10.2 million in first half 2006 compared to $15.4 million in first half 2005. The decrease in operating income in this business segment resulted primarily from a $7.9 million decrease in product revenues, a 23% increase in product development costs and a $2.8 million increase in maintenance and service revenue costs, offset in part by a $5.5 million increase in service revenues and a 21% decrease in allocated sales and marketing costs based upon the pro rata share of software sales that came from this business segment.
          The operating loss in our In-Store Systems business segment increased to $268,000 in first half 2006 compared to $151,000 in first half 2005. The increase in the operating loss in this business segment resulted primarily from a 38% increase in allocated sales and marketing costs based upon the pro rata share of software sales that came from this business segment and a $167,000 increase in software costs on sales of certain In-Store Systems applications that incorporate functionality from third party software providers and require the payment of royalties, offset in part by a 15% decrease in product development costs.

          Operating income in our Collaborative Solutions business segment increased to $5.8 million in first half 2006 from $4.9 million in first half 2005. The increase resulted primarily from a 45% decrease in product development costs and a $1.7 million decrease in maintenance and service revenue costs, offset in part by a $3.3 million decrease in total revenues and a 12% increase in allocated sales and marketing costs based upon the pro rata share of software sales that came from this business segment.
          The combined operating income reported in the business segments excludes $15.6 million and $16.6 million of general and administrative expenses and other charges in first half 2006 and 2005, respectively, that are not directly identified with a particular business segment and which management does not consider in evaluating the operating income (loss) of the business segments.
Income Tax Provision
          A summary of the income tax provision recorded in the six months ended June 30, 2006 and 2005 is as follows:

	Six Months Ended
	June 30,
	2006	2005
Income before income tax provision	$2,329	$4,728
Effective tax rate	35.4%	35.6%
Income tax provision at effective tax rate	824	1,685
Less discrete tax item benefits:
Changes in estimate	(57)	(1,044)
Change in foreign statutory tax rates	—	(199)

Total discrete tax item benefits	(57)	(1,243)

Income tax provision	$767	$442

          The income tax provision in the six months ended June 30, 2006 and 2005 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during the six months ended June 30, 2006 and 2005 of $88,000 and $80,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in-capital.
Liquidity and Capital Resources
          We had working capital of $128.8 million at June 30, 2006 compared to $119.0 million at December 31, 2005. Cash and marketable securities at June 30, 2006 were $130.8 million, an increase of $19.3 million from the $111.5 million reported at December 31, 2005. The increase in working capital and cash and marketable securities resulted primarily from $18.4 million in cash flow from operating activities and $994,000 from the exercise of employee stock options.
          Net accounts receivable were $36.9 million or 64 days sales outstanding (“DSO”) at June 30, 2006 compared to $42.4 million or 69 DSO at December 31, 2005. Our DSO results may fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenues that comes from software license sales which typically have installment payment terms, seasonality, shifts in customer buying patterns, the timing of customer payments and annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.
          Operating activities provided cash of $18.4 million in the six months ended June 30, 2006 compared to $7.5 million in the six months ended June 30, 2005. The principle sources of our cash flow from operations are typically net income adjusted for depreciation and amortization and bad debt provisions, collections on accounts receivable, and increases in deferred maintenance revenue. Cash flow from operations was higher in the six months ended June 30, 2006 due to a $6.9 million net increase in collections on accounts receivable primarily due to a large implementation in the United States, a $5.3 million net increase in accrued expenses in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 which included a $4.9 million reduction due to the payment of severance and other costs for restructuring activities related to our 2005 Operating Plan, and a $4.7 million net increase in deferred revenue balances primarily due to annual billings of maintenance on new contracts that were signed in prior quarters for which the maintenance terms did not commence until second quarter 2006. These increases in cash were offset in part by a $1.1 million decrease in depreciation and amortization primarily due to the completion of depreciation terms on various fixed assets, a $1.9 million net increase in prepaid expenses and other current assets primarily due to prepaid transactions costs associated with the acquisition of Manugistics, and a $2.7 million decrease in net income in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. In addition, no provision for doubtful accounts was recorded in the six months ended June 30, 2006 due to improved collection results, compared to the $500,000 provision for doubtful accounts that was recorded in the six months ended June 30, 2005.
          Investing activities provided cash of $34.7 million in the six month period ended June 30, 2006 and utilized cash of $2.0 million in the six month period ended June 30, 2005. Net cash provided by investing activities in the six month period ended June 30, 2006 includes $35.5 million in net proceeds from sales and maturities of marketable securities to generate cash to complete the acquisition of Manugistics and the final $1.2 million payment received on the promissory note receivable from Silvon Software, Inc., offset in part by $2.0 million in capital expenditures. Net cash utilized by investing activities in the six months ended June 30, 2005 includes $2.6 million in capital expenditures and $324,000 in net purchases of marketable securities, offset in part by $1.2 million in payments received on the Silvon note.
          Financing activities provided cash of $865,000 in the six months ended June 30, 2006 and utilized cash of $7.8 million in the six months ended June 30, 2005. The activity in both periods includes proceeds from the issuance of common stock under our stock option plans. Financing activities in the six month period ended June 30, 2005 also include the repurchase of 747,500 shares of our common stock for $8.7 million under a stock repurchase program.
          Changes in the currency exchange rates of our foreign operations had the effect of increasing cash by $907,000 in the six months ended June 30, 2006 and reducing cash by $1.4 million in the six months ended June 30, 2005. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the short-term foreign currency exchange exposure associated with foreign currency denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income, net, offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.
          Acquisition of Manugistics Group, Inc. On July 5, 2006, we completed the acquisition of Manugistics Group, Inc. (“Manugistics”) for an estimated total cost of $248 million which includes the cash purchase price of $211 million plus $12 million in estimated direct costs of the acquisition and $25 million in estimated costs to exit certain activities of Manugistics. (the “Merger”). Simultaneous with the Merger, we entered into a credit agreement with a consortium of lenders that provides for $175 million in aggregate term loans, $50 million in revolving credit facilities and up to $75 million of incremental term or revolving credit facilities as requested, subject to certain terms and conditions. In connection with the Merger, we also issued 50,000 shares of a newly designated series of preferred stock, the Series B Convertible Preferred Stock to funds affiliated with Thoma Cressey Equity Partners for $50 million in cash. Proceeds from the term loans of approximately $168.4 million, which is net of nearly $6.6 million of loan origination and other administrative fees, together with the companies’ combined cash balances at closing of approximately $275 million and the $50 million investment from Thoma Cressey, were used to fund the cash obligations under the Merger Agreement and related transaction expenses and to retire approximately $174 million of Manugistics’ existing debt consisting of 5% Convertible Subordinated Notes that mature in 2007. Additionally, we utilized the revolving credit facilities to replace approximately $9.6 million of Manugistics’ standby letters of credit (see Acquisition of Manugistics Group, Inc. under Significant Trends and Developments in Our Business for a complete discussion).
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
          During the six months ended June 30, 2006, we repurchased 10,688 shares tendered by employees for the payment of statutory withholding taxes on the issuance of restricted shares under the 2005 Performance Incentive Plan. These shares were repurchased for $139,000 at prices ranging from $11.19 to $14.90 per share.

          Contractual Obligations. Operating lease obligations represent future minimum lease payments under non-cancelable operating leases with minimum or remaining lease terms at June 30, 2006. We lease office space in the Americas for 13 regional sales and support offices across the United States, Canada and Latin America, and for 12 international sales and support offices located in major cities throughout Europe, Asia, Australia, and Japan. The leases are primarily non-cancelable operating leases with initial terms ranging from 12 months to 120 months that expire at various dates through the year 2012. None of the leases contain contingent rental payments; however, certain of the leases contain insignificant scheduled rent increases and renewal options. We expect that in the normal course of business some or all of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. In addition, we lease various computers, telephone systems, automobiles, and office equipment under non-cancelable operating leases with initial terms ranging from 12 to 75 months. Certain of the equipment leases contain renewal options and we expect that in the normal course of business some or all of these leases will be renewed or replaced by other leases.
          We believe our cash and cash equivalents, investments in marketable securities, and net cash provided from operations will provide adequate liquidity to meet our normal operating requirements for the foreseeable future after the financing of the Manugistics acquisition (see Acquisition of Manugistics, Inc.). A major component of our positive cash flow is the collection of accounts receivable. We have historically invested our excess cash in short-term, interest-bearing instruments that have a low risk of capital loss, such as U.S. government securities, commercial paper and corporate bonds, and money market securities. Commercial paper must be rated “1” by 2 of the 5 nationally recognized statistical rating organizations. Corporate bonds must be rated Aa2 or AA or better by Moody’s and S&P, respectively.
Critical Accounting Policies
          We have identified the policies below as critical to our business operations and the understanding of our results of operations. There have been no changes in our critical accounting policies during the six months ended June 30, 2006. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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

Goodwill is tested annually for impairment, or more frequently if events or changes in business circumstances indicate the asset might be impaired, using a two-step process that compares the fair value of future cash flows under the “Discounted Cash Flow Method of the Income Approach” to the carrying value of goodwill allocated to our reporting units. There were no indications of impairment identified in the six month period ended June 30, 2006 with respect to the goodwill in our business segments.

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

We do not expect that our outstanding stock options will result in a significant compensation expense charge as all stock options were fully vested prior to the adoption of SFAS No. 123(R). Stock options are no longer used for share-based compensation. A 2005 Performance Incentive Plan (“2005 Incentive Plan”) was approved by our stockholders on May 16, 2005 that provides for the issuance of up to 1,847,000 shares of common stock to employees, consultants and directors under stock purchase rights, stock bonuses, restricted stock, restricted stock units, performance awards, performance units and deferred compensation awards. With the adoption of the 2005 Incentive Plan, we terminated our 1996 Stock Option Plan, 1996 Outside Directors Stock Option Plan and 1998 Non-Statutory Stock Option Plans except for those provisions necessary to administer the outstanding options. The 2005 Incentive Plan contains certain restrictions that limit the number of shares that may be issued and cash awarded under each type of award, including a limitation that awards granted in any given year can be no more than one percent (1%) of the total number of shares of common stock outstanding as of the last day of the preceding fiscal year. Awards granted under the 2005 Incentive Plan will be in such form as the Compensation Committee shall from time to time establish and may or may not be subject to vesting conditions based on the satisfaction of service requirements or other conditions, restrictions or performance criteria including the Company’s achievement of annual operating goals. Restricted stock and restricted stock units may also be granted as a component of an incentive package offered to new employees or to existing employees based on performance or in connection with a promotion, and will generally vest over a three-year period, commencing at the date of grant. We measure the fair value of awards under the 2005 Incentive Plan based on the market price of the underlying common stock as of the date of grant. The awards are amortized over their applicable vesting period using the straight-line method.

During 2005, we granted 62,913 restricted stock unit awards with a fair value of $775,000 under incentive packages offered to new and existing employees. During the six months ended June 30, 2006 we awarded 20,132 restricted shares with a dollar value of $300,000 to certain officers and employees based on our achievement of operating goals for 2005. The dollar value is equal to the number of restricted shares awarded multiplied by $14.90, the market price of our stock on the date of grant. These restricted share awards vested 50% at the date of grant and the remaining 50% will vest ratably over 24 months provided the individuals remain continuously employed by the Company. An entry was made to additional paid-in capital and deferred stock compensation as of December 31, 2005 to reflect the planned issuance of the 2005 award. During the six months ended June 30, 2006 we also granted 24,000 fully vested restricted shares to our directors at market prices ranging from $14.34 to $14.90. During the three and six month periods ended June 30, 2006 we recorded share-based compensation expense of $228,000 and $441,000, respectively and as of June 30, 2006 we have included $636,000 of deferred compensation in stockholders’ equity. This compensation is expected to be recognized over a weighted average period of 1.9 years.

Prior to the adoption of SFAS No. 123(R) we accounted for share-based compensation in accordance with SFAS No. 123 and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. As permitted under SFAS No. 123, we elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and account for share-based compensation using the intrinsic-value method. Under the intrinsic-value method, we recognized no share-based compensation expense in our consolidated financial statements for employee stock options and shares issued under employee stock purchase plans. We provided pro forma disclosure on a quarterly and annual basis of net income (loss) and net income (loss) per common share for stock option grants and shares issued under employee stock purchase plans as if the fair-value method defined in SFAS No. 123 had been applied.

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
Other Recent Accounting Pronouncements
          In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, Accounting for Income Tax Uncertainties, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income tax uncertainties and defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also prescribes a two-step approach for evaluating tax positions and requires expanded disclosures at each interim and annual reporting period. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will require that differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as cumulative-effect adjustments to beginning retained earnings. We plan to adopt FIN 48 on January 1, 2007 and are currently evaluating the impact on our financial statements.
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
          Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 41% of our total revenues in the six month period ended June 30, 2006, as compared to 41% and 40% in 2005 and 2004, respectively. In addition, the identifiable net assets of our foreign operations totaled 17% of consolidated net assets at June 30, 2006, as compared to 20% at December 31, 2005. The decrease in identifiable assets of our foreign operations at June 30, 2006 results primarily from the movement of cash balances to the United States in order to complete the acquisition of Manugistics on July 5, 2006. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting unrealized foreign currency exchange gain of $1.3 million in the six month period ended June 30, 2006 and an unrealized foreign currency exchange loss of $1.1 million in the six month period ended June 30, 2005.
          Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net working capital as of June 30, 2006 to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the June 30, 2006 rates would result in a currency translation loss of $964,000 before tax. We use derivative financial instruments to manage this risk.

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
          At June 30, 2006, we had forward exchange contracts with a notional value of $13.9 million and an associated net forward contract receivable of $114,000. At December 31, 2005, we had forward exchange contracts with a notional value of $6.4 million and an associated net forward contract receivable of $117,000. The forward contract receivables or liabilities are included in prepaid expenses and other current assets or accrued expenses and other liabilities as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We prepared sensitivity analyses of the impact of changes in foreign currency exchange rates on our forward exchange contracts at June 30, 2006. Based on the results of these analyses, a 10% adverse change in all foreign currency rates from the June 30, 2006 rates would result in a net forward contract receivable of $46,000 that would offset the underlying currency translation loss on our net foreign assets. We recorded a foreign currency exchange gains of $76,000 in the six months ended June 30, 2006 and a foreign currency exchange loss of $174,000 in the six months ended June 30, 2005.
          Interest rates. We have historically invested our cash in a variety of financial instruments denominated in U.S. dollars, including bank time deposits and variable and fixed rate obligations of the U.S. Government and its agencies, states, municipalities, commercial paper and corporate bonds, and have classified all of our investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on our investments is reflected in our financial statements under the caption “Other income, net.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have suffered a decline in market value due to a change in interest rates. We hold our investment securities for purposes other than trading. During second quarter of 2006, we liquidated substantially all of our investments through sales or maturities in order to generate cash to complete the acquisition of Manugistics on July 5, 2006. The fair value of securities held at June 30, 2006 was $4.9 million, which is approximately the same as amortized cost, with an interest rate of 3.58%.
Item 4: Controls and Procedures
          During and subsequent to the reporting period, and under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that were in effect at the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on June 30, 2006 were effective to ensure that information required to be disclosed in our reports to be filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no significant changes in our internal controls over financial reporting during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          We are involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not currently believe the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.
Item 1A. Risk Factors
          We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition, results of operations or the market price of our stock. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2006 and for the three months then ended contained elsewhere in this Form 10-Q.
Our Stock Price Has Been And May Remain Volatile
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
Our Quarterly Operating Results May Fluctuate Significantly, Which Could Adversely Affect The Price Of Our Stock
          In January 2006, we began providing quantitative guidance for the first time since 2002. Because of the difficulty in predicting the timing of particular sales within any one quarter, we are providing annual guidance only. Our actual quarterly operating results have varied in the past and are expected to continue to vary in the future, and fluctuating quarterly results can affect our annual guidance. For example, based on our results for first half 2006, we lowered our quantitative guidance for 2006 on July 6, 2006. If our quarterly or annual operating results fail to meet management’s or analysts’ expectations, the price of our stock could decline. Many factors may cause these fluctuations, including:
•	The difficulty of predicting demand for our software products and services, including the size and timing of individual contracts and our ability to recognize revenue with respect to contracts signed in a given quarter, particularly with respect to our larger customers;

•	Changes in the length and complexity of our sales cycle, including changes in the contract approval process at our customers and potential customers that now require a formal proposal process, a longer decision making period and additional layers of customer approval, often including authorization of the transaction by the president, chief executive officer, board of directors and significant equity investors;

•	Competitive pricing pressures and competitive success or failure on significant transactions;

•	Customer order deferrals resulting from the anticipation of new products, economic uncertainty, disappointing operating results by the customer, or otherwise;

•	The timing of new software product and technology introductions and enhancements to our software products or those of our competitors, and market acceptance of our new software products and technology;

•	Changes in the number, size or timing of new and renewal maintenance contracts or cancellations;

•	Changes in our operating expenses;

•	Changes in the mix of domestic and international revenues, or expansion or contraction of international operations;

•	Our ability to complete fixed price consulting contracts within budget;

•	Foreign currency exchange rate fluctuations;

•	Operational issues resulting from corporate reorganizations; and

•	Lower-than-anticipated utilization in our consulting services group as a result of increased competition, reduced levels of software sales, reduced implementation times for our products, changes in the mix of demand for our software products, or other reasons.
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
We May Misjudge When Software Sales Will Be Realized
          Software license revenues in any quarter depend substantially upon contracts signed and the related shipment of software in that quarter. It is therefore difficult for us to accurately predict software license revenues. Because of the timing of our sales, we typically recognize the substantial majority of our software license revenues in the last weeks or days of the quarter, and we may derive a significant portion of our quarterly software license revenues from a small number of relatively large sales. In addition, it is difficult to forecast the timing of large individual software license sales with a high degree of certainty due to the extended length of the sales cycle and the generally more complex contractual terms that may be associated with such licenses that could result in the deferral of some or all of the revenue to future periods. Our customers and potential customers, especially for large individual software license sales, are requiring that their president, chief executive officer, board of directors and significant equity investors approve such sales without the benefit of the direct input from our sales representatives. As a result, our sales process is less visible than in the past and our sales cycle is more difficult to predict. Accordingly, large individual sales have sometimes occurred in quarters subsequent to when we anticipated. Although our use of Proof of Concept (“POC”) and Milestone-Based (“Milestone”) licensing models may improve our ability to predict the timing of certain deals, they still represent a small percentage of our overall software license revenues and we expect to experience continued difficulty in accurately forecasting the timing of deals. If we receive any significant cancellation or deferral of customer orders, or we are unable to conclude license negotiations by the end of a fiscal quarter, our operating results may be lower than anticipated. In addition, any weakening or uncertainty in the economy may make it more difficult for us to predict quarterly results in the future, and could negatively impact our business, operating results and financial condition for an indefinite period of time.
Regional And/Or Global Changes In Economic, Political And Market Conditions Could Cause Decreases In Demand For Our Software And Related Services Which Could Negatively Affect Our Revenue And Operating Results And The Market Price Of Our Stock
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
Our Gross Margins May Vary Significantly Or Decline
          Because the gross margins on product revenues (software licenses and maintenance services) are significantly greater than the gross margins on consulting services revenue, our combined gross margin has fluctuated from quarter to quarter and it may continue to fluctuate significantly based on revenue mix. Economic conditions and long-term replacement cycles have negatively impacted demand for the implementation of products with longer implementation timeframes, specifically Merchandise Operations Systems and In-Store Systems, for an extended period of time. Although we have seen indications in recent quarters that demand for Merchandise Operations Systems may be returning, we believe that overall demand continues to be greater for products that have a higher short term ROI and a lower total cost of ownership with less disruption to the underlying business of our customers. Most of our current implementations are for our Strategic Supply and Demand Management Solutions that have shorter implementation timeframes and most of the software demand in recent years has been for these products. Depressed sales of Merchandise Operations Systems and In-Store Systems have in the past and may in the future have a corollary negative impact on our service revenues as consulting services revenue typically lags the performance of software revenues by as much as one year. In addition, gross margins on consulting services revenue vary significantly with the rates at which we utilize our consulting personnel, and as a result, our overall gross margins will be adversely affected when there is not enough sufficient demand for our consulting services. We may face some constraints on our ability to adjust consulting service headcount and expense to meet demand, due in part to our need to retain consulting personnel with sufficient skill sets to implement and maintain our full set of products.
We May Not Be Able To Reduce Expense Levels If Our Revenues Decline
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
There May Be An Increase In Customer Bankruptcies Due To Weak Economic Conditions
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
We Have Invested Heavily In Re-Writing Many Of Our Products For The Microsoft .Net Platform
          We are developing our next generation PortfolioEnabled solutions based upon the Microsoft .Net Platform. The initial PortfolioEnabled solutions may not offer every capability of their predecessor products but will offer other advantages such as an advanced technology platform. Further, the PortfolioEnabled products do offer some capabilities that go beyond the current generation products they are replacing, and as a result, we believe they offer features and functionality that will be competitive in the marketplace. Sales cycles to new customers tend to be more elongated than those to existing customers who already have contracts in place with us and prior experience with our products. We will continue selling the equivalent Portfolio Synchronized versions of these products until the new PortfolioEnabled solutions have achieved critical mass in the marketplace and the demand for the Portfolio Synchronized versions has diminished.

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
We Have Deployed Certain Of Our Software Products On A Limited Basis, And Have Not Yet Deployed Some Software Products That Are Important To Our Future Growth
          Certain of our software products, including Portfolio Point of Sale, Portfolio Workforce Management, Portfolio Registry, Trade Events Management, Enterprise Planning and Category Advisor, have been commercially released within the last two years. The markets for these products are new and evolving, and we believe that retailers and their suppliers may be cautious in adopting new technologies. Consequently, we cannot predict the growth rate, if any, and size of the markets for our e-commerce products or that these markets will continue to develop. Potential and existing customers may find it difficult, or be unable, to successfully implement our e-commerce products, or may not purchase our products for a variety of reasons, including their inability or unwillingness to deploy sufficient internal personnel and computing resources for a successful implementation. In addition, we must overcome significant obstacles to successfully market our newer products, including limited experience of our sales and consulting personnel. If the markets for our newer products fail to develop, develop more slowly or differently than expected or become saturated with competitors, or if our products are not accepted in the marketplace or are technically flawed, our business, operating results and financial condition would be adversely affected.
It May Be Difficult To Identify, Adopt And Develop Product Architecture That Is Compatible With Emerging Industry Standards
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

          Our software products can be licensed with a variety of popular industry standard platforms, and are authored in various development environments using different programming languages and underlying databases and architectures. There may be future or existing platforms that achieve popularity in the marketplace that may not be compatible with our software product design. Developing and maintaining consistent software product performance across various technology platforms could place a significant strain on our resources and software product release schedules, which could adversely affect our results of operations
We May Face Liability If Our Products Are Defective Or If We Make Errors Implementing Our Products
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
We May Have Difficulty Implementing Our Products
          Our software products are complex and perform or directly affect mission-critical functions across many different functional and geographic areas of the enterprise. Consequently, implementation of our software products can be a lengthy process, and commitment of resources by our clients is subject to a number of significant risks over which we have little or no control. Although average implementation times have recently declined, we believe the implementation of the UNIX/Oracle versions of our products can be longer and more complicated than our other applications as they typically (i) appeal to larger customers who have multiple divisions requiring multiple implementation projects, (ii) require the execution of implementation procedures in multiple layers of software, (iii) offer a customer more deployment options and other configuration choices, and (iv) may involve third party integrators to change business processes concurrent with the implementation of the software. Delays in the implementations of any of our software products, whether by our business partners or us, may result in client dissatisfaction, disputes with our customers, or damage to our reputation.
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

Our Fixed-Price Service Contracts May Result In Losses
          We offer a combination of software products, consulting and maintenance services to our customers. Historically, we have entered into service agreements with our customers that provide for consulting services on a “time and expenses” basis. We believe our competitors may be offering fixed-price service contracts to potential customers in order to differentiate their product and service offerings. As a result, we may be required during negotiations with customers to enter into fixed-price service contracts which link services payments, and occasionally software payments, to implementation milestones. Fixed bid consulting services work represented 9% of total consulting services revenue in the six months ended June 30, 2006 as compared to 14% in 2005 and 16% in 2004. If we are unable to meet our contractual obligations under fixed-price contracts within our estimated cost structure, our operating results could suffer.
Our Success Depends Upon Our Proprietary Technology
          Our success and competitive position is dependent in part upon our ability to develop and maintain the proprietary aspect of our technology. The reverse engineering, unauthorized copying, or other misappropriation of our technology could enable third parties to benefit from our technology without paying for it.
          We rely on a combination of trademark, trade secret, copyright law, patent law and contractual restrictions to protect the proprietary aspects of our technology. We seek to protect the source code to our software, documentation and other written materials under trade secret and copyright laws. Effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. We license our software products under signed license agreements that impose restrictions on the licensee’s ability to utilize the software and do not permit the re-sale, sublicense or other transfer of the source code. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and independent consultants to execute confidentiality agreements with us and by restricting access to our source code.
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
If We Lose Access To Critical Third-Party Software Or Technology, Our Costs Could Increase And The Introduction Of New Products And Product Enhancements Could Be Delayed, Potentially Hurting Our Competitive Position
          We license and integrate technology from third parties in certain of our software products. For example, we license the Uniface client/server application development technology from Compuware, Inc. for use in Portfolio Merchandise Management, certain applications from Silvon Software, Inc. for use in Performance Analysis by IDEAS, IBM’s Net.commerce merchant server software for use in Customer Order Management, the Syncsort application for use in certain of the Portfolio Planning by Arthur products, IBM’s Websphere Information Integration tool and BEA’s middleware for a number of JDA and Manugistics products. Our third party licenses generally require us to pay royalties and fulfill confidentiality obligations. We also resell Oracle database licenses. If we are unable to continue to license any of this third party software, or if the third party licensors do not adequately maintain or update their products, we would face delays in the releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our software products. These delays, if they occur, could harm our business, operating results and financial condition. It is also possible that intellectual property acquired from third parties through acquisitions, mergers, licenses or otherwise may not have been adequately protected, or infringes another parties intellectual property rights.

We May Face Difficulties In Our Highly Competitive Markets
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
          The enterprise software market continues to consolidate. Although the consolidation trend has resulted in fewer competitors in every significant product market we supply, it has also resulted in larger, new competitors with significantly greater financial, technical and marketing resources than we possess. This could create a significant competitive advantage over us and negatively impact our business. The consolidation trend is evidenced by our acquisition of Manugistics Group, Inc., Oracle’s acquisitions of Retek, ProfitLogic, Inc., 360Commerce, and Global Logistics Technologies, Inc. (G-LOG), and SAP AG’s acquisitions of Triversity, Inc. and Khimetrics, Inc. Oracle did not compete with our retail specific products prior to its acquisition of Retek and although this acquisition has not significantly impacted our near-term strategy, it is difficult to estimate what effect this acquisition will ultimately have on our competitive environment. We have recently encountered competitive situations with Oracle in certain of our international markets where, in order to encourage customers to purchase their retail applications, we suspect they have offered to license their database applications at no charge. We have also encountered competitive situations with SAP AG where, in order to encourage customers to purchase licenses of its non-retail applications and gain retail market share, they have offered to license at no charge certain of its retail software applications that compete with the JDA Portfolio products. If large competitors such as Oracle and SAP AG and other large private companies are willing to license their retail and/or other applications at no charge it may result in a more difficult competitive environment for our products. In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the retail supply chain market. We cannot guarantee that we will be able to compete successfully for customers or acquisition targets against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.
We Are Dependent Upon The Retail Industry
          Historically, we have derived over 75% of our revenues from the license of software products and the performance of related services to retail customers. Although we expect this percentage to decrease with the acquisition of Manugistics, because many of Manugistics’ customers directly or indirectly supply products to the retail industry, the success of our customers is directly linked to general economic conditions as well as those of the retail industry. In addition, we believe that the licensing of certain of our software products involves a large capital expenditure, which is often accompanied by large-scale hardware purchases or other capital commitments. As a result, demand for our products and services could decline in the event of instability or potential downturns.
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
There Are Many Risks Associated With International Operations
          International revenues represented 41% of our total revenues in the first six months of June 30, 2006 as compared to 41% and 40% of total revenues in 2005 and 2004, respectively. If our international operations grow, we may need to recruit and hire new consulting, sales and marketing and support personnel in the countries in which we have or will establish offices. Entry into new international markets typically requires the establishment of new marketing and distribution channels as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. In addition, the opening of a new office typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. If we are less successful in a new market than we expect, we may not be able to realize an adequate return on our initial investment and our operating results could suffer. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, that we will be successful at hiring, training or retaining such personnel or that we can expand or contract our international operations in a timely, cost effective manner. If we have to downsize certain international operations, the costs to do so are typically much higher than downsizing costs in the United States, particularly in Europe.
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
Anti-Takeover Provisions In Our Organizational Documents And Stockholders’ Rights Plan And Delaware Law Could Prevent Or Delay A Change in Control
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
          We sold 50,000 shares of a new designated series of preferred stock (the "Series B Convertible Preferred Stock") to funds affiliated with Thoma Cressey Equity Partners in connection with our acquisition of Manugistics Group, Inc. on July 5, 2006. The Series B Convertible Preferred Stock contain certain voting rights that require us to get approval of a majority of the holders if we want to take actions, including a change in control. These voting rights could discourage, delay or prevent a merger or acquisition that another stockholder may consider favorable.
We May Have Difficulty Attracting And Retaining Skilled Personnel
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
We Are Dependent On Key Personnel
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
We May Have Difficulty Integrating Acquisitions
          We continually evaluate potential acquisitions of complementary businesses, products and technologies, including those that are significant in size and scope. In pursuit of our strategy to acquire complementary products, we have completed ten acquisitions over the past eight years including the Arthur Retail Business Unit in June 1998, Intactix International, Inc. in April 2000, E3 Corporation in September 2001, substantially all the assets of Timera Texas, Inc. in January 2004, and Manugistics Group, Inc. on July 5, 2006. The risks we commonly encounter in acquisitions include:
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
Specific Risk Factors relating to the acquisition of Manugistics Group, Inc.:
We May Be Unable To Successfully Integrate The Businesses of Manugistics With Our Own Businesses
          We may find it difficult to integrate the operations of Manugistics which will require significant efforts, including the coordination of product development, sales and marketing efforts, service and support activities and administrative operations. The combined company will have a large number of employees in widely dispersed operations in Arizona, California, Maryland, Europe, Asia Pacific, Latin America and other domestic and foreign locations, which will increase the difficulty of integrating operations. Key Manugistics personnel may leave the combined company because of the Merger. Manugistics customers, distributors or suppliers may terminate their arrangements with Manugistics or the combined company, or demand amended terms to these arrangements. The challenges involved in this integration include, but are not limited to, the following:
•	retaining existing customers and strategic partners of each company;

•	retaining and integrating management and other key employees of the combined company;

•	coordinating research and development activities to enhance introduction of new products and technologies, especially in light of rapidly evolving markets for those products and technologies;

•	effectively managing the diversion of management’s attention from business matters to integration issues;

•	combining product offerings and incorporating acquired software, technology and rights from the companies’ different technology platforms (.Net vs. Java) into the product offerings of the combined company effectively and quickly;

•	integrating sales efforts so that customers can do business easily with the combined company;

•	transitioning all facilities to a common information technology environment;

•	combining the business cultures of the two companies;

•	effectively offering products and services of two companies to each other’s customers;

•	anticipating the market needs and achieving market acceptance of our combined products and services;

•	bringing together the companies’ marketing efforts so that the industry receives useful information about the Merger, and customers perceive value in the combined company’s products and services;

•	customers may perceive that we have lost focus on their product(s) and that service levels may decrease, which may result in the cancelation of their maintenance contracts;

•	development and maintaining uniform standards, controls, procedures and policies; and

•	compliance with local law as we take steps to integrate and rationalize operations in a significant number of geographic locations.
The Merger May Fail To Achieve Beneficial Synergies
          We expect the Merger will result in beneficial synergies such as cost reductions and improving the stability of the combined company’s revenues. Achieving these anticipated synergies and the potential benefits underlying the two companies’ reasons for entering into the Merger will depend in part on the success of integrating the two companies’ operations. It is not certain that we can successfully integrate Manugistics business in a timely matter or at all, or that any of the anticipated benefits will be realized. Risks from an unsuccessful integration of the companies include:
•	the potential disruption of the combined company’s ongoing business and the distraction of its management;

•	the risk that customers of the two companies may defer purchasing decisions due to disagreements with the combined company on its strategic direction and product initiatives;

•	the risk that Manugistics’ customers abandon or reject products offered by the combined company, including Manugistics products that are integrated into our business, such as additional software products, hosted applications and supply management products and services;

•	the risk that it may be more difficult to retain key management, marketing, and technical personnel after the Merger;

•	the risk that costs and expenditures for retaining personnel, eliminating unnecessary resources and integrating the businesses are greater than anticipated;

•	the risk that the combined company cannot increase sales of its products;

•	the risk that integrating and changing the businesses will impair the combined company’s relationships with our customers and business partners; and

•	the risk that competitors could successfully exploit market uncertainty about the benefits of our combination with Manugistics.
          Even if we are able to integrate Manugisitcs’ operations with our operations, there can be no assurance that the anticipated synergies will be achieved. The failure to achieve such synergies could adversely affect the business, results of operations and financial condition of the combined company.

JDA and Manugistics Expect To Incur Significant Costs Associated With The Merger
          The two companies expect to incur approximately $25 million in transaction costs, integration costs, termination costs, and other fees to consummate the Merger. In addition, the combined company may incur charges to operations, which are not currently estimable, in the quarter in which the Merger is completed or the following quarters, to reflect costs associated with integrating the two companies. There is no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the Merger. If the benefits of the Merger do not exceed the costs of integrating the businesses of JDA and Manugistics, the combined company’s financial results may be adversely affected.
If The Combined Company Is Unable To Develop New And Enhanced Products That Achieve Widespread Market Acceptance, It May Be Unable To Recoup Product Development Costs, And Its Earnings And Revenue May Decline
          The combined company’s future success depends on its ability to address the rapidly changing needs of its customers by developing and introducing new products, product updates and services on a timely basis. The combined company also must extend the operation of its products to new platforms and keep pace with technological developments and emerging industry standards in both of our businesses. The combined company will commit substantial resources to developing new software products and services. If the markets for these new products do not develop as anticipated, or demand for the combined company’s products and services in these markets does not materialize or occurs more slowly than the combined company expects, the combined company will have expended substantial resources and capital without realizing sufficient revenue, and the combined company’s business and operating results could be adversely affected.
          We believe that significant investments in research and development are required by the combined company to remain competitive, and that its ability to quickly develop and deliver products to the market is critical to the combined company’s success. The combined company’s future performance will depend in large part on its ability to enhance existing products through internal development and strategic partnering, internally develop new products that leverage both the combined company’s existing customers and sales force, and strategically acquire complementary retail point and collaborative solutions that add functionality for specific business processes to an enterprise-wide system. If clients experience significant problems with implementation of the combined company’s products or are otherwise dissatisfied with their functionality or performance or if they fail to achieve market acceptance for any reason, the combine company’s market reputation could suffer, and it could be subject to claims for significant damages. Although the combined company’s customer agreements contain limitation of liability clauses and exclude consequential damages, there can be no assurances that such contract provisions will be enforced. Any such damages claim could impair the combined company’s market reputation and could have a material adverse effect on the combined company’s business, operating results and financial condition.
The Market Success Of Combined Offerings By The Combined Company May Be Limited If We Are Unable To Successfully Integrate, Either Technically Or From A Marketing Perspective, Our Respective Products
          One of the most important reasons for our acquisition of Manugistics is the opportunity to offer the most complete, vertically integrated software solution to the global demand chain, which includes the participants in the supply of goods to consumers from manufacturers and wholesalers, through the warehouse and distribution centers, to the retail store. To fully realize the benefits of this acquisition the combined company will need to successfully integrate, both technically and from a marketing perspective, the currently separate offerings of JDA and Manugistics. We plan to devote significant research and development, and sales and marketing efforts to achieve this integration. However, integration of our product and marketing efforts will be difficult, and we may not achieve successful integration as rapidly as we expect. If we cannot successfully integrate our respective technologies and products, or if the market for a more fully integrated solution does not exist or does not develop as we anticipate, we will have expended substantial resources and capital without realizing the anticipated benefits and our future business and operating results could be adversely affected.
          Manugistics’ NetWORKS Fulfillment application contains functionality that significantly overlaps with our Portfolio Replenishment Optimization by E3 (“PRO”) application, a PortfolioEnabled solution initially released in 2005. Based on our review of the similarities and unique advantages offered by these two products, we have determined that the most efficient integration plan will be to use NetWORKS Fulfillment as our primary fulfillment solution due to the fact that it is a more mature product with an established customer install base. Additional enhancements will be made to NetWORKS Fulfillment that incorporate certain features and functionality that currently exist in PRO, resulting in a new Portfolio Fulfillment application. With this decision, we will no longer market the PRO application and will work with existing PRO customers over time to migrate to the Portfolio Fulfillment application. We will continue to market and support the Advanced Warehouse Replenishment by E3 and Advanced Store Replenishment by E3 applications.

The Combined Company Will Operate In A Very Competitive Environment
          The markets in which JDA and Manugistics compete are intensely competitive and characterized by large and consolidating competitors, rapidly changing technology and evolving standards. We expect the combined company will continue to experience vigorous competition from current competitors and new competitors, some of whom may have significantly greater financial, technical, marketing and other resources. Companies such as SAP AG, Oracle Corporation, i2 Technologies, Logility, Inc. Manhattan Associates and SAS/Marketmax will compete with the combined company across a wide range of its enterprise software products, offering products competitive with JDA’s Retail Enterprise Systems, In-Store Systems and Collaborative Solutions and Manugistics’ supply chain, demand and revenue management software products. Many other companies will compete in specific areas of the combined company’s business. In the market for consulting services, Accenture, IBM Global Services, Cap Gemini, Kurt Salmon Associates and Lakewest Consulting will compete with the combined company in consulting services that it provides.
          As the retail industry continues to adopt existing and new information technologies, the combined company expects competition and pricing pressures to increase further, and competitors may adopt new pricing and sales models to which the combined company is unable to adapt or adequately respond. This competition could result in, among other things, price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could have a material adverse effect on the combined company’s business, operating results and financial condition.
Because A Significant Portion Of Our Total Assets Will Be Represented By Goodwill, Which Is Subject To Mandatory Annual Impairment Evaluations, And Other Intangibles, We Could Be Required To Write-Off Some Or All Of This Goodwill And Other Intangibles, Which May Adversely Affect The Combined Company’s Financial Condition And Results Of Operations
          We will account for the acquisition of Manugistics using the purchase method of accounting. A portion of the purchase price for this business will be allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation of the Merger. Any excess purchase price, which is likely to constitute a significant portion of the purchase price, will be allocated to goodwill. If the Merger is completed, a significant portion of the combined company’s total assets will be comprised of goodwill and other intangibles.
          If the combined company fails to perform at the projected rate of earnings prepared at the time of the acquisition, the intangible assets and goodwill recorded on this transaction may be impaired and we would be required to write-off some or all of these assets in accordance with the Financial Accounting Standards Board’s Statement No. 142, Goodwill and Other Intangible Assets. Such adjustments could have a material adverse effect on the combined company’s business, operating results and financial condition.
We Have Incurred Significant Indebtedness In Order To Finance The Acquisition, Which Will Limit Our Operating Flexibility
          In order to finance the acquisition consideration and repay certain indebtedness of Manugistics, we incurred a significant amount of indebtedness. This significant indebtedness may:
•	require us to dedicate a significant portion of our cash flow from operations to payments on this debt, thereby reducing the availability of cash flow to fund capital expenditures, to pursue other acquisitions or investments in new technologies and for general corporate purposes;

•	increase our vulnerability to general adverse economic conditions, including increases in interest rates; and

•	limit our flexibility in planning for, or reacting to, changes in or challenges relating to its business and industry.
          In addition, the terms of the financing obligations contain restrictions, including limitations on our ability to, among other things:
•	incur additional indebtedness;

•	create or incur liens;

•	dispose of assets;

•	consolidate or merge with or acquire another entity;

•	pay dividends, redeem shares of capital stock or effect stock repurchases; and

•	make loans and investments.
          A failure to comply with these restrictions could result in a default under these financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could have a material adverse effect on our business, financial condition or results of operations.
Our Convertible Preferred Stock May Adversely Impact JDA and Our Common Stockholders Or Have A Material Adverse Effect On JDA.
     We have issued shares of Series B Convertible Preferred Stock in connection with the Acquisition, the terms of which may have a material adverse effect on our financial condition and results of operations. The Series B Convertible Preferred Stock has a liquidation preference in the amount of $50 million plus accrued and unpaid dividends, if any, which must be paid before common stockholders would receive funds in the event of liquidation, including some changes of control. In addition, we are required to redeem the shares of the Series B Convertible Preferred Stock in certain circumstances, including a change in control. We have also agreed not to issue securities senior to or on a par with the Series B Convertible Preferred Stock while the Series B Convertible Preferred Stock is outstanding, which could materially and adversely affect our ability to raise additional funds.
The Manugistics Product Development Center In India Poses Significant Risks
          In 2005, Manugistics opened its own product development facility in Hyderabad, India. Manugistics had moved a substantial portion of its product development to India. We plan to retain and grow this facility. In addition, we maintain relationships with third parties in India to which we outsource a portion of our product development effort, as well as certain customer implementation and support services. We will likely continue to increase the proportion of our product development work being performed at our facility in India in order to increase product development resources and to take advantage of cost efficiencies associated with India’s lower wage scale. We may not achieve the cost savings and other benefits we anticipate from this program. We may not be able to find sufficient numbers of developers with the necessary skill sets in India to meet our needs. Further, we have a heightened risk exposure to changes in the economic, security and political conditions of India as we invest greater resources in our India facility. Economic and political instability, military actions and other unforeseen occurrences in India could impair our ability to develop and introduce new software applications and functionality in a timely manner, which could put our products at a competitive disadvantage whereby we lose existing customers and fail to attract new customers.
Government Contracts Are Subject To Cost And Other Audits By The Government And Terminations For The Convenience Of The Government. Government Procurement Is Highly Regulated, And Contractors Are Subject To The Risks Of Protests, Claims, Penalties, Fines, Default Termination, And Rescission, Among Other Actions. The Adverse Result Of A Government Audit Or Action Against Any Of Our Contracts With The Government Could Have A Material Adverse Effect On Our Operating Performance And Financial Condition
          Manugistics historically received a significant percentage of its revenue from time to time from contracts with the Federal Government. JDA has not historically received a significant percentage of its revenue from the Federal Government. As a result of the Manugistics acquisition, we anticipate an increase in the number of JDA contracts with the Government. Government contracts entail many unique risks, including, but not limited to, the following: (i) early termination of contracts by the Government; (ii) costly and complex competitive bidding process; (iii) extensive use of subcontractors, whose work may be deficient or not performed in a timely manner; (iv) significant penalties associated with employee misconduct in the highly regulated Government marketplace; (v) changes or delays in Government funding that could negatively impact contracts; and (vi) onerous contractual provisions unique to the Government such as “most favored customer” provisions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Not applicable
Item 3. Defaults Upon Senior Securities – Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
          Our 2006 Annual Meeting of Stockholders was held May 15, 2006 at our World Headquarters at 14400 North 87th Street, Scottsdale, Arizona 85260. Two proposals were voted on at the Annual Meeting and the results of the voting are as follows:
          Proposal No. 1. To elect two Class I Director to serve a three-year term on our Board of Directors. The Class I Director nominees were J. Michael Gullard and William C. Keiper. Mr. Gullard received the following votes: For – 26,247,648; Withheld – 319,948. Mr. Keiper received the following votes: For – 26,478,461; Withheld – 89,135. The terms of Douglas G. Marlin and Jock Patton, our Class II Directors, and James D. Armstrong, our Class III director, continued after the Annual Meeting of Stockholders.

          Proposal No. 2. To ratify the appointment of Deloitte & Touche LLP as our independent public accountants for the year ending December 31, 2006. Proposal No. 2 received the following votes: For – 26,503,087; Against – 56,925; Abstained – 7,584.
Item 5. Other Information – Not applicable
Item 6. Exhibits – See Exhibits Index

JDA SOFTWARE GROUP, INC.
SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDA SOFTWARE GROUP, INC.

Dated: August 9, 2006	By:	/s/ Kristen L. Magnuson

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

3.3▲▲▲▲
— Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA software Group, Inc filed with the Secretary of State of the State of Delaware on July 5, 2006.

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

10.11▲▲▲▲
— Credit Agreement dated as of July 5, 2006, among JDA Software Group, Inc., Manugistics Group, Inc., Citicorp North America, Inc., Citibank, N.A., Citigroup Global Markets Inc. UBS Securities LLC and Wells Fargo Foothill, LLC and the Lenders named therein.

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

10.15♦♦♦ (1)	— JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 2004.

10.16♦♦♦♦ (1)	— Non-Plan Stock Option Agreement between JDA Software Group, Inc. and William C. Keiper, dated March 4, 1999.

Exhibit #	Description of Document
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

10.28†††† (1)	— Executive Employment Agreement between Christopher Koziol and JDA Software Group, Inc. dated June 13, 2005.

10.29▲ (1)	— Restricted Stock Units Agreement between Christopher Koziol and JDA Software Group, Inc. dated November 3, 2005.

10.30▲ (1)	— Form of Restricted Stock Unit Agreement to be used in connection with restricted stock units granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.31▲▲ (1)	— Standard Form of Restricted Stock Agreement to be used in connection with restricted stock granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.32▲▲ (1)	— Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Hamish N. Brewer pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.33▲▲ (1)	— Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Kristen L. Magnuson pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.34▲▲ (1)	— Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Christopher J. Koziol pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

Exhibit #	Description of Document
10.35▲▲▲	— Preferred Stock Purchase Agreement by and among JDA Software Group, Inc. and Funds Affiliated with Thoma Cressey Equity Partners Inc. dated as of April 23, 2006.

10.36▲▲▲	— Registration Rights Agreement Between JDA Software Group, Inc. and Funds Affiliated With Thoma Cressey Equity Partners Inc. dated as of April 23, 2006.

14.1♦♦♦	— Code of Business Conduct and Ethics.

21.1	— Subsidiaries of Registrant.

31.1	— Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	— Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	— Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

**	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1998, as filed on June 19, 1998.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.

****	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, as filed on May 10, 2005.

†	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, as filed on August 19, 1999.

††	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998.

†††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed on November 13, 1998.

††††	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 16, 2005, as filed on June 20, 2005.

#	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed on March 15, 2005.

##	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2000, as filed on March 1, 2000.

###	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2001, as filed on September 21, 2001.

####	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 12, 2002.

♦	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.

♦♦	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, as filed on August 14, 2001.

♦♦♦	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004.

♦♦♦♦	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, as filed on May 10, 2004.

▲	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 28, 2005, as filed on November 3, 2005.

▲▲	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 16, 2006.

▲▲▲	Incorporated by reference to the Company’s Current Report on Form 8-K/A (Amendment No. 1) dated April 24, 2006, as filed on April 27, 2006.

▲▲▲▲	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 5, 2006, as filed on July 7, 2006.

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(2)	Confidential treatment has been granted as to part of this exhibit.

(3)	Applies to James D. Armstrong.

(4)	Applies to Hamish N. Brewer.

(5)	Applies to Hamish N. Brewer.

(6)	Applies to Senior Executive Officers with the exception of James D. Armstrong and Kristen L. Magnuson.