Form 10-Q
period 2006-09-30
JDA SOFTWARE GROUP INC
filed 2006-11-09
CIK 1006892

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 29,327,904 as of November 3, 2006.

JDA SOFTWARE GROUP, INC.
FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
JDA SOFTWARE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$56,865	$71,035
Marketable securities	—	40,472

Total cash and marketable securities	56,865	111,507

Accounts receivable, net	72,551	42,415
Deferred tax asset	7,784	4,361
Prepaid expenses and other current assets	22,797	8,142
Promissory note receivable	—	1,213
Assets held for sale	8,700	—

Total current assets	168,697	167,638

Non-Current Assets:
Property and equipment, net	46,061	42,825
Goodwill	127,732	60,531
Other intangibles, net:
Customer lists	157,251	24,775
Acquired software technology	35,955	15,739
Trademarks	23,091	2,391
Deferred tax asset	51,277	16,673
Other non-current assets	8,619	—

Total non-current assets	449,986	162,934

Total Assets	$618,683	$330,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,117	$1,768
Accrued expenses and other current liabilities	47,384	18,677
Income tax payable	1,464	1,386
Current portion of long-term debt	1,750	—
Deferred revenue	69,554	26,775

Total current liabilities	123,269	48,606

Non-Current Liabilities:
Long-term debt	139,796	—
Accrued exit and disposal obligations	17,050	—
Fair value of Series B Preferred Stock conversion feature	11,965	—

Total non-current liabilities	168,811	—

Total Liabilities	292,080	48,606

Redeemable Series B Preferred Stock	50,000	—

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized, 50,000,000 shares; issued 30,483,623 and 30,222,983 shares, respectively	305	302
Additional paid-in capital	260,623	257,816
Deferred compensation	(551)	(725)
Retained earnings	29,490	38,972
Accumulated other comprehensive income (loss)	112	(1,188)

	289,979	295,177
Less treasury stock, at cost, 1,174,914 and 1,162,202 shares, respectively	(13,376)	(13,211)

Total stockholders’ equity	276,603	281,966

Total liabilities and stockholders’ equity	$618,683	$330,572

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Software licenses	$13,741	$17,411	$31,237	$42,935
Maintenance services	42,923	21,115	86,249	64,317

Product revenues	56,664	38,526	117,486	107,252

Consulting services	29,872	15,621	65,145	49,268
Reimbursed expenses	2,667	1,432	6,187	4,207

Service revenues	32,539	17,053	71,332	53,475

Total revenues	89,203	55,579	188,818	160,727

Cost of Revenues:
Cost of software licenses	591	708	1,353	1,424
Amortization of acquired software technology	1,882	1,192	4,285	3,754
Cost of maintenance services	9,101	5,720	22,029	17,042

Cost of product revenues	11,574	7,620	27,667	22,220

Cost of consulting services	22,496	12,339	47,265	38,432
Reimbursed expenses	2,667	1,432	6,187	4,207

Cost of service revenues	25,163	13,771	53,452	42,639

Total cost of revenues	36,737	21,391	81,119	64,859

Gross Profit	52,466	34,188	107,699	95,868

Operating Expenses:
Product development	16,818	10,783	38,821	33,203
Sales and marketing	13,559	10,483	31,067	29,556
General and administrative	10,592	7,273	23,904	19,738
Amortization of intangibles	3,540	896	5,324	2,594
Restructuring charges	3,461	—	3,982	2,439

Total operating expenses	47,970	29,435	103,098	87,530

Operating Income	4,496	4,753	4,601	8,338

Net investment income (interest expense)	(3,236)	681	(1,012)	1,824
Change in fair value of Series B Preferred Stock conversion feature	(1,069)	—	(1,069)	—

Income Before Income Taxes	191	5,434	2,520	10,162
Income tax provision	339	1,685	1,106	2,127

Net Income (Loss)	(148)	3,749	1,414	8,035
Adjustment to increase the carrying amount of the Series B Preferred Stock to its redemption value	(10,896)	—	(10,896)	—

Income (Loss) Applicable To Common Shareholders	$(11,044)	$3,749	$(9,482)	$8,035

Basic Earnings (loss) Per Share Applicable to Common Shareholders	$(.38)	$.13	$(.33)	$.28

Diluted Earnings (loss) Per Share Applicable to Common Shareholders	$(.38)	$.13	$(.33)	$.28

Shares Used To Compute:
Basic earnings (loss) per share applicable to common shareholders	29,241	28,545	29,173	28,816

Diluted earnings (loss) per share applicable to common shareholders	29,241	29,063	29,173	29,208

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
NET INCOME (LOSS)	$(148)	$3,749	$1,414	$8,035

OTHER COMPREHENSIVE INCOME:
Unrealized holding gain (loss) on marketable Securities available for sale, net	—	(2)	(37)	33
Foreign currency translation income (loss)	50	407	1,337	(699)

COMPREHENSIVE INCOME (LOSS)	$(98)	$4,154	$2,714	$7,369

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months
	Ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$1,414	$8,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,679	13,480
Provision for doubtful accounts	—	1,500
Amortization of loan origination fees	548	—
Tax benefit — employee stock benefit plans	254	181
Share-based compensation expense	530	119
Net gain on disposal of property and equipment	(73)	(22)
Change in the fair value of the Series B Preferred Stock conversion feature	1,069	—
Deferred income taxes	(362)	(1,710)
Changes in assets and liabilities, net of effects from business acquisition:
Accounts receivable	(901)	(10,289)
Prepaid expenses and other current assets	(2,513)	(1,611)
Accounts payable	(5,733)	(1,235)
Accrued expenses and other liabilities	(2,970)	(4,268)
Income tax payable	142	2,210
Deferred revenue	2,380	3,865

Net cash provided by operating activities	9,464	10,255

INVESTING ACTIVITIES:
Purchase of marketable securities	(26,075)	(19,836)
Sales of marketable securities	46,645	—
Maturities of marketable securities	19,864	20,269
Acquisition of Manugistics Group, Inc., net of cash acquired	(72,886)	—
Payment of direct costs related to acquisitions	(422)	(467)
Payments received on promissory note receivable	1,213	1,440
Purchase of other property and equipment	(4,058)	(3,908)
Proceeds from disposal of property and equipment	107	512

Net cash used in investing activities	(35,612)	(1,990)

FINANCING ACTIVITIES:
Issuance of Series B Convertible Preferred Stock	50,000	—
Issuance of common stock — stock option plans	2,200	1,486
Excess tax benefits from stock-based compensation	35	—
Purchase of treasury stock	(165)	(8,659)
Borrowings under term loan agreement	175,000	—
Loan origination fees	(6,576)	—
Principal payments on term loan agreement and debt issuance costs	(35,000)	—
Repayment of 5% convertible subordinated notes	(173,954)	—
Repayment of capital lease obligations	(546)	(13)

Net cash (used in) provided by financing activities	10,994	(7,186)

Effect of exchange rates on cash	984	(1,108)

Net decrease in cash and cash equivalents	(14,170)	(29)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	71,035	61,344

CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,865	$61,315

JDA SOFTWARE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months
	Ended September 30,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,276	$1,729

Cash paid for interest	$698	$103

Cash received for income tax refunds	$102	$218

Supplemental Disclosures of Non-cash Investing Activities:

Reduction of goodwill recorded in the acquisition of E3 Corporation	$96	$29

Acquisition of Manugistics Group, Inc.:
Fair value of current assets acquired	$(193,122)
Fair value of fixed assets acquired	(5,103)
Goodwill	(67,297)
Customer lists	(137,800)
Software technology	(24,500)
Trademarks	(20,700)
Fair value of other assets held for sale	(8,700)
Net deferred tax assets acquired	(34,073)
Fair value of other non-current assets acquired	(4,747)

Total assets acquired	(496,042)
Fair value of deferred revenue assumed	40,454
Fair value of other current liabilities assumed	28,083
Fair value of convertible debt and capital lease obligations assumed	176,046

Total estimated cost of Manugistics Group, Inc.	(251,459)
Reserves for direct costs related to the acquisition	28,181
Cash acquired	150,392

Total cash expended to acquire Manugistics Group, Inc.	$(72,886)

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of JDA Software Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.
2. Acquisition of Manugistics Group, Inc.
     On July 5, 2006, we completed the acquisition of Manugistics Group, Inc. (“Manugistics”) for an estimated total cost of $251 million which includes the cash purchase price of $211 million plus $12 million in estimated direct costs of the acquisition and $28 million in estimated costs to exit certain activities of Manugistics (the “Merger”). Manugistics is a leading global provider of synchronized supply chain and revenue management solutions that enable customers to achieve improved forecast and inventory accuracy and leverage industry leading pricing and yield management solutions to maximize profits while ensuring optimum supply for constantly changing demand. We believe the combination of the two companies creates a unique competitive position as no other software company is currently able to offer a similar breadth and depth of vertically focused solutions to the demand chain market. In addition, there are back-selling opportunities for Manugistics’ advanced optimization solutions in our existing retail customer base and we believe Manugistics’ supply chain and revenue management solutions will enable us to significantly expand our presence with consumer goods manufacturers and wholesalers.
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
     The acquisition has been accounted for as a purchase pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), and accordingly, the operating results of Manugistics are included in our consolidated financial statements from the date of acquisition. In connection with the Manugistics acquisition, we have initially recorded $40.4 million of goodwill in our Retail reporting unit, $23.5 million of goodwill in our Manufacturing and Distribution reporting unit, and $3.4 million of goodwill in our Services Industry reporting unit. In addition, we have initially recorded $183 million in other intangible assets which include $137.8 million for customer lists, $24.5 million in software technology and $20.7 million for trademarks. The purchase price allocation has not yet been completed. We are obtaining an independent third party appraisal of the intangible assets as of the transaction date to assist management in its valuation. In addition, we are still in the process of obtaining all information necessary to allocate the purchase price to the individual assets and liabilities. This could result in adjustments to the carrying value of the assets and liabilities acquired, the useful lives of intangible assets and the residual amount allocated to goodwill. The preliminary allocation of the purchase price is based on the best estimates of management and is subject to revision based on the final valuations and estimates of useful lives. The estimated weighted average amortization period for all intangible assets acquired in this transaction that are subject to amortization is 12.5 years.

     The following table summarizes the fair value for the assets acquired and liabilities assumed at the date of acquisition.

			Weighted Average
		Useful Life	Amortization Period
Fair value of current assets acquired	$193,122
Fair value of fixed assets acquired	5,103
Goodwill	67,297
Customer lists	137,800	13 years	13 years
Software technology	24,500	8 to 10 years	9.7 years
Trademarks	20,700
Fair value of other assets held for sale	8,700
Net deferred tax assets acquired	34,073
Fair value of other non-current assets	4,747

Total assets acquired	496,042

Fair value of deferred revenue assumed	(40,454)
Fair value of other current liabilities assumed	(28,083)
Fair value of convertible debt and capital lease obligations assumed	(176,046)

Total liabilities assumed	(244,583)

Net assets acquired	$251,459

     The following pro-forma consolidated results of operations for the nine-months ended September 30, 2006 and 2005 assume the Manugistics acquisition occurred as of January 1 of each year. The pro-forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

	Nine Months	Nine Months
	Ended Sept. 30, 2006	Ended Sept. 30, 2005
Total revenues	$272,300	$290,957
Net income (loss)	$4,088	$(5,539)
Basic earnings (loss) per share	$0.13	($0.19)
Diluted earnings (loss) per share	$0.13	($0.19)
3. Assets Held for Sale
     We have classified certain operations acquired from Manugistics as current assets held for sale. The preliminary estimated fair value of $8.7 million for this operation is based on an initial letter of intent with a confidential party dated August 26, 2006. We expect to consummate a cash sale of this operation, which is not material nor considered strategic to our core business, within the next twelve months. We currently expect the sale to include the developed technology, customer lists and revenue streams of this operation and the assumption of related employees.
4. Derivative Instruments and Hedging Activities
     The Company accounts for derivative financial instruments in accordance with Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133“). We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days and are not designated as hedging instruments under SFAS No. 133. The forward exchange contracts are recorded as assets or liabilities in our consolidated balance sheets and marked-to-market at the end of each reporting period, with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign denominated assets and liabilities.

     At September 30, 2006, we had forward exchange contracts with a notional value of $19.9 million and an associated net forward contract liability of $93,000. At December 31, 2005, we had forward exchange contracts with a notional value of $6.4 million and an associated net forward contract receivable of $117,000. The forward contract receivables or liabilities are included in prepaid expenses and other current assets or accrued expenses and other liabilities as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded a foreign currency exchange loss of $148,000 in the nine months ended September 30 2006 and a foreign currency exchange loss of $263,000 in the nine months ended September 30, 2005.
     We are exposed to interest rate risk in connection with our long-term debt which provides for quarterly interest payments at the London Interbank Offered Rate (“LIBOR”) + 2.25% (see Note 7). To manage this risk, we entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. The interest rate swap agreement is effective through October 5, 2009.
     On July 5, 2006, in connection with our acquisition of Manugistics, we issued 50,000 shares of a newly designation series of redeemable preferred stock, the Series B Convertible Preferred Stock (“Series B Preferred Stock”) for a total consideration of $50 million. Each share of Series B Preferred Stock is convertible, at the option of the holder in whole or in part, into 3,603,603 shares of common stock based on an agreed conversion rate of $13.875 (see Note 12). The conversion feature of the Series B Preferred Stock is considered an embedded derivative under the provisions of SFAS No. 133, and accordingly is accounted for separately from the Series B Preferred Stock. On the date of issuance, the estimated fair value of the conversion feature was $10.9 million, which was recorded as a liability and reduced the $50 million face value of the Series B Preferred Stock to $39.1 million. Pursuant to the guidance in Emerging Issues Task Force Topic D-98, Classification and Measurement of Redeemable Securities (“EITF Topic D-98”), the Series B Preferred Stock has been classified in the balance sheet between long-term debt and shareholders’ equity. At September 30, 2006 an adjustment of $10.9 million was made to increase the carrying amount of the Series B Preferred Stock to its redemption value of $50 million. In accordance with EITF Topic D-98, the increase in the carrying value of the Series B Preferred Stock is treated in the same manner as dividends on non-redeemable stock and charged to retained earnings. The increase in the carrying value of the Series B Preferred Stock reduces income applicable to common shareholders in the calculation of earnings per share (see Note 8). At each balance sheet date, we also adjust the carrying value of the conversion feature to its estimated fair value and recognize the change in fair value in our consolidated statements of income. We recorded a non-cash charge of $1.1 million in the three months ended September 30, 2006 to reflect the change in the fair value of conversion feature from July 5, 2006 to September 30, 2006, and as of September 30, 2006 the estimated fair value of the conversion feature was $12 million.
     On October 20, 2006, we filed a Certificate of Correction (the “Correction Certificate”) with the State of Delaware to correct an error in the Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc. that was filed with the State of Delaware on July 5, 2006. The Correction Certificate corrects the definition of cash redemption price to limit redemption to the liquidation value of $1,000 per share. After this change, the conversion feature no longer meets the bifurcation criteria in SFAS No. 133. Accordingly, we recorded an additional non-cash charge of $2 million in October 2006 to reflect the change in the fair value of the conversion feature from October 1, 2006 to October 20, 2006. With this adjustment, the fair value of the conversion feature was $14 million at October 20, 2006. Pursuant to the tentative guidance in Emerging Issues Task Force Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133 (“EITF Issue No. 06-7”), we reclassified the $14 million estimated fair value of the conversion feature to retained earnings. The primary factor causing the change in the fair value of the conversion feature is the increase in our stock price from the close of the acquisition on July 5, 2006 to September 30, 2006 and from October 1, 2006 to October 20, 2006.
5. Promissory Note Receivable
     On March 13, 2006, we received payment in full of the remaining $1.2 million outstanding balance under the Second Amended and Restated Secured Promissory Note with Silvon Software, Inc.

6. Goodwill and Other Intangibles, net
     Goodwill and other intangible assets consist of the following:

	September 30, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Goodwill	$127,732	$—	$60,531	$—

Other intangibles:
Amortized intangible assets
Customer Lists	178,383	(21,132)	40,583	(15,808)
Software technology	64,047	(28,092)	39,547	(23,808)
Unamortized intangible assets
Trademarks	23,091	—	2,391	—

	265,521	(49,224)	82,521	(39,616)

	$393,253	$(49,224)	$143,052	$(39,616)

     We recorded goodwill of $67.3 million in connection with our acquisition of Manugistics, Inc. (see Note 2). The final purchase price allocation has not been completed and adjustments may still be made to the carrying value of the assets and liabilities acquired, the useful lives of intangible assets and the residual amount allocated to goodwill, including the amount of goodwill allocated to each of our reportable segments. We are obtaining an independent third party appraisal of the intangible assets as of the transaction date to assist management in its valuation. We found no indication of impairment of our goodwill balances during the three months ended September 30, 2006 and our next annual impairment test will be performed in fourth quarter 2006. As of September 30, 2006, goodwill has been allocated to our reporting units as follows: $82.5 million to Retail, $41.8 million to Manufacturing and Distribution, and $3.4 million to Services Industry.
     The estimated useful lives of our customer list intangibles and acquired software technology generally range from 8 to 13 years and from 5 to 15 years, respectively. Amortization expense for the three and nine month periods ended September 30, 2006 was $5.4 million and $9.6 million, respectively. Amortization expense for the three and nine month periods ended September 30, 2005 was $2.1 million and $6.3 million, respectively. These figures are shown as separate line items in the consolidated statements of income within cost of revenues and operating expenses. We expect amortization expense for the next five years to be as follows:

2006	$14,996
2007	$20,042
2008	$18,925
2009	$17,390
2010	$17,196
7. Long-term Debt and Revolving Credit Facilities:
     Simultaneous with the Manugistics acquisition, we entered into a credit agreement (the “Credit Agreement”) with a consortium of lenders, including Citibank, N.A., Citigroup Global Markets Inc. and UBS Securities LLC, that provided $175 million in aggregate term loans, $50 million in revolving credit facilities and up to $75 million of incremental term or revolving credit facilities as requested, subject to certain terms and conditions. The term loans mature on July 5, 2013 and are payable in 27 scheduled quarterly installments of $437,500 beginning in September 2006, with a final payment of $163.2 million due at maturity. The Credit Agreement also requires additional mandatory repayments on the term loans of 50% of our annual excess cash flow, as defined, beginning with the fiscal year which commences January 1, 2007. Interest is payable quarterly on the term loans at the London Interbank Offered Rate (“LIBOR”) + 2.25%. We entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. The interest rate swap agreement is effective through October 5, 2009 (see Note 4).
     The revolving credit facilities mature on July 5, 2012 with interest payable quarterly at LIBOR + 2.25%. The interest rate on the revolving credit facilities may be adjusted quarterly beginning January 1, 2007 based on our Leverage Ratio and range from LIBOR + 1.75% to LIBOR + 2.25%. The revolving credit facilities also require that we pay an annual commitment fee equal of .5%

of the available credit. The annual commitment fee, which is payable quarterly in arrears, may be adjusted quarterly beginning January 1, 2007 based on our Leverage Ratio and range from .375% to .5%. The Leverage Ratio is defined as the ratio of (a) consolidated indebtedness less excess cash, as defined, to (b) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and other adjustments as defined in the agreement). The Leverage Ratio will be calculated quarterly on a pro forma basis that includes the four preceding quarters. The initial Leverage Ratio calculation will be as of December 31, 2006 and cannot exceed the following thresholds over the term of the loan: Fiscal 2006 and 2007 – 3.00 to 1.0; Fiscal 2008 – 2.50 to 1.0; Fiscal 2009 – 2.00 to 1.0; Fiscal 2010 through maturity – 1.50 to 1.0.
     The obligations under the Credit Agreement are guaranteed and secured by a lien on substantially all of the assets of the Company and our domestic subsidiaries, including Manugistics, and by a pledge of two-thirds of the shares of certain foreign subsidiaries. The Credit Agreement contains customary events of default that permit the lenders to accelerate payment of the outstanding obligations if not cured within applicable grace periods, including the nonpayment of reimbursement obligations, fees or other amounts, a specified change in control, violation of covenants, or inaccuracy of representations and warranties and provides for automatic acceleration upon the occurrence of bankruptcy and other insolvency events. Under the terms of the debt agreement, we are also precluded from repurchasing stock under a formal stock repurchase program.
     Proceeds from the term loans of approximately $168.4 million, which is net of nearly $6.6 million of loan origination and other administrative fees, together with the JDA and Manugistics combined cash balances at acquisition closing of approximately $275 million and the $50 million investment from Thoma Cressey in the form of Series B Preferred Stock (see note 12), were used to fund the cash obligations under the Merger Agreement and related transaction expenses and to retire approximately $174 million of Manugistics’ existing debt consisting of 5% Convertible Subordinated Notes that were scheduled to mature in 2007. Additionally, we utilized the revolving credit facilities to replace approximately $9.6 million of Manugistics’ standby letters of credit. The loan origination and other administrative fees of $6.6 million are being amortized over a 3 year period. Amortization expense for the three months ended September 30, 2006 was $548,000.
     During third quarter 2006 we utilized $35 million of our excess cash balances to repay a portion of the term loans. As of September 30, 2006 and December 31, 2005 long-term debt consists of the following:

	September 30,	December 31,
	2006	2005

Term loans, bearing interest at 7.615% per annum, due in quarterly installments of $437,500 through July 5, 2013, with a final installment of $163.2 million at maturity	$140,000	$—
Convertible Subordinated Notes, bearing interest at 5% per annum, maturing in November 2007	1,546	—

	141,546	—
Less current portion	(1,750)	—

	$139,796	$—

     Scheduled principal maturities on outstanding debt over the next five years and thereafter are as follows:

2006	$438
2007	$3,296
2008	$1,750
2009	$1,750
2010	$1,750
Thereafter	$132,562
8. Earnings per Share
     The Company has two classes of outstanding capital stock, Common Stock and Series B Preferred Stock. The Series B Preferred Stock is a participating security, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the Series B Preferred Stock as if the Series B Preferred Stock had been converted into common stock. According to the Emerging Issues Task Force Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share, companies having participating securities are required to apply the two-class method to compute basic earnings per share. Under the two-class computation method, basic earnings per share is calculated for each class of common stock and participating security considering both dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Diluted earnings per share for the three and nine months ended September 30, 2006 exclude the conversion of the Series B Preferred Stock into common stock as the effect would be anti-dilutive. The dilutive effect of outstanding stock options is included in the diluted earnings per share calculation for the three and nine months ended September 30, 2005 using the treasury stock method. Diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 exclude approximately 4.3 million and 2.3 million, and 4.3 million and 2.4 million, respectively of vested options for the purchase of common stock that have grant prices in excess of the average market price, or which are otherwise anti-dilutive. Earnings per share for the three and nine months ended September 30, 2006 and 2005 is calculated as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$(148)	$3,749	$1,414	$8,035
Adjustment to increase the carrying amount of the Series B Preferred Stock to its redemption value	(10,896)	—	(10,896)	—

Income (loss) applicable to common shareholders	$(11,044)	$3,749	$(9,482)	$8,035

Undistributed earnings (loss):
Common Stock	(11,044)	3,749	(9,482)	8,035
Series B Preferred Stock	—	—	—	—

Total undistributed earnings (loss)	$(11,044)	$3,749	$(9,482)	$8,035

Weighted Average Shares:
Common Stock	29,241	28,545	29,173	28,816
Series B Preferred Stock	—	—	—	—

Shares — Basic earnings (loss) per share	29,241	28,545	29,173	28,816
Dilutive common stock equivalents	—	518	—	392

Shares — Diluted earnings (loss) per share	29,241	29,063	29,173	29,208

Basic earnings (loss) per share applicable to common shareholders:
Common Stock	$(.38)	$.13	$(.33)	$.28

Series B Preferred Stock	$—		$—

Diluted earnings (loss) per share applicable to common shareholders	$(.38)	$.13	$(.33)	$.28

9. Restructuring Charges
     2006 Restructuring Charges
     We recorded a restructuring charge of $3.5 million in third quarter 2006 primarily related to the consolidation of existing JDA offices in the United Kingdom into the Manugistics office facility in Bracknell, which is located in an area of London that contains a concentration of high tech companies. The charges consist primarily of relocation bonuses and termination benefits paid to employees who have chosen not to relocate. As of September 30, 2006, $1.0 million of relocations bonuses and termination benefits had not yet been paid.
     We recorded a $521,000 restructuring charge in second quarter 2006 for termination benefits related to the restructure and elimination of eight accounting and administrative positions in Europe and Canada. All related termination benefits related to this charge were paid by June 30, 2006.
     2005 Restructuring Charges
     We recorded restructuring charges of $2.5 million during 2005, including $880,000 in second quarter 2005, to complete the restructuring initiatives contemplated in our 2005 Operating Plan. These charges, which primarily include termination benefits and net rentals remaining under existing operating leases on certain vacated facilities, are in addition to the $3.1 million restructuring charge recorded in fourth quarter 2004 which also included termination benefits and the negotiated buyout or net rentals remaining under existing operating leases on certain facilities that were vacated by December 31, 2004. The restructuring initiatives included a consolidation of product lines, a net workforce reduction of approximately 12% or 154 full-time employees (“FTE”) worldwide, and a reduction of certain office space in the United States and Northern Europe. The net workforce reduction included certain employees involved in the product development (78 FTE), consulting services and training (57 FTE), sales and marketing (20 FTE), and administrative (13 FTE) functions in the Americas, Europe and Asia Pacific, offset by a net gain of 14 FTE in the customer support function resulting from the transfer of 20 developers and functional experts into the Customer Directed Development (“CDD”) organization structure within our Customer Support Solutions group that is responsible for improving the speed and efficiency of the Company’s issue resolution, support and enhancements for maintenance customers. A total of 110 FTE were terminated or open positions eliminated through December 31, 2004 with an additional 44 FTE terminated during 2005. The restructuring charges were increased by $166,000 during the second half of 2005 and decreased by $96,000 in first quarter 2006 due to our revised estimate of termination benefits and office closure reserve requirements. These adjustments are reflected in the consolidated statements of income under the captions “Cost of consulting services,” “Sales and marketing,” and “General and administrative” due to the insignificant nature of the amounts. As of September 30, 2006, there is $208,000 balance remaining in these reserves which relates to office closure costs on a vacated facility in Georgia that are being paid over the term of the lease which extends through 2012 and a related sublease which extends through 2010.
10. Manugistics Acquisition Reserves
     In conjunction with the acquisition of Manugistics, we recorded initial acquisition reserves of approximately $40 million for restructuring charges and other direct costs associated with the acquisition. These costs related primarily to facility closures, employee severance, investment banker fees, and legal and accounting costs. The unused portion of the acquisition reserves was $24.6 million at September 30, 2006, of which $7.6 million is included in accrued expenses and other current liabilities and $17 million is included in non-current accrued exit and disposal obligations.
     A summary of the charges and adjustments recorded against the reserves is as follows:

	Initial		Adj to	Balance
Description of charge	Reserve	Cash Charges	Reserves	Sept. 30, 2006
Restructuring charges under EITF 95-3:

Facility termination and sublease costs	$24,039	$(1,531)	—	$22,508
Employee severance and termination benefits	2,556	(1,110)	—	1,446
Capital lease buyouts, penalties and other costs to exit the activities of Manugistics	539	(482)	—	57

Direct costs under SFAS No. 141:

Legal and accounting costs	$3,120	$(2,570)	$—	$550
Investment banker fees	4,555	(4,555)	—	—
Dealer manager, paying agent, depository and information agent fees	259	(259)	—	—
Due diligence fees and expenses	335	(335)	—	—
Filing fees, valuation services and other	242	(155)	—	87
Change-in-control payments	4,368	(4,368)	—	—

Total	$40,013	$(15,365)	$—	$24,648

     The facility termination and sublease costs are costs of a plan to exit an activity of an acquired company as described in Financial Accounting Standards Board Emerging Issues Task Force Issue No. 95-3 (“EITF No. 95-3”), Recognition of Liabilities in Connection with a Purchase Business Combination, and include the estimated costs of management’s plan to shut down and/or vacate eight offices of Manugistics shortly after the acquisition date. These costs have no future economic benefit to the Company and are incremental to the other costs incurred by the Company or Manugistics. Immediately following the consummation of the Manugistics acquisition, we engaged real estate advisers and began the necessary activities to shut down the offices and sublet the locations or negotiate early termination agreements with the various landlords.

     Employee severance and termination benefits are costs resulting from a plan to involuntarily terminate employees from an acquired company as described in EITF No. 95-3. As of the consummation date of the acquisition, executive management approved a plan to involuntarily terminate approximately 110 of the 765 full time employees of Manugistics. In the first three months following the consummation of the Manugistics acquisition, management completed the assessment of which employees would be involuntarily terminated and communicated the termination arrangements to the affected employees in accordance with statutory requirements of the local jurisdictions in which the employees were located.
11. Legal Proceedings
     On August 11, 2006, a shareholder derivative complaint was filed in the Superior Court of the State of Arizona for the County of Maricopa by John Liu, an alleged shareholder of JDA, against certain current and former directors and officers of JDA, with JDA as a nominal defendant, case number CV2006-052423. The complaint alleges that the defendant directors and officers backdated stock option grants during the period from 1997 through 2000, and again in 2002. The complaint asserts claims for breach of fiduciary duty and unjust enrichment. It seeks to recover unspecified money damages, disgorgement of the challenged options and any proceeds, equitable relief and attorneys’ fees and costs. On September 25, 2006, the Company filed a motion to dismiss the case on the grounds that Liu failed to allege facts sufficient to establish his standing to proceed derivatively on behalf of JDA, his claims are barred by the statute of limitations and he has failed to allege a claim upon which relief may be granted. The Company also filed a motion to stay discovery. On October 10, 2006, Liu filed an amended complaint and opposed JDA’s motion to dismiss arguing the amended complaint mooted JDA’s motion. Liu also filed an opposition to the motion to stay discovery. On October 25, 2006, JDA filed a reply in support of its motion to dismiss arguing that the amended complaint failed to cure the deficiencies in the original complaint and, therefore, the case should be dismissed. JDA also filed a reply in support of its motion to stay discovery. On October 30, 2006, the Company filed a motion to dismiss the amended complaint on the same grounds it moved to dismiss the original complaint. The court has set the motion to dismiss the original complaint and the motion to stay discovery for hearing on December 8, 2006. No hearing has been set yet for the motion to dismiss the amended complaint. We believe the case lacks merit and intend to vigorously defend against it.
12. Preferred Stock
     In connection with the Manugistics acquisition, we issued 50,000 shares of a Series B Preferred Stock to funds affiliated with Thoma Cressey Equity Partners (“Thoma Cressey”) for $50 million in cash (the “Equity Financing”). Thoma Cressey is a private equity investment firm. The Series B Preferred Stock is convertible, at any time in whole or in part, into a maximum of 3,603,603 shares of JDA common stock based on an agreed conversion rate of $13.875. The preferred stock is non-dividend paying, however it contains certain pre-emptive rights and liquidation preferences. We filed a registration statement on Form S-3 on September 20, 2006 that covers the resale of the shares of JDA common stock underlying the Series B Preferred Stock.
     The holders of the Series B Preferred Stock are entitled to notice of all stockholder meetings and generally may vote as a single class together with our common stock on all matters submitted to our stockholders for a vote. In addition, the approval of the majority of outstanding shares of Series B Preferred Stock, voting together as a separate class, is required for certain fundamental transactions, including acquisitions, financings and reorganizations. Holders of Series B Preferred Stock are entitled as a class to elect a director to our Board and have appointed Mr. Orlando Bravo, a Managing Partner with Thoma Cressey, to become a member of our Board of Directors.
     The Series B Preferred Stock includes a scheduled redemption right that allows any holder to demand a redemption of all or any part of their shares after September 6, 2013 at a cash redemption price equal to the greater of (a) a $1,000 per share liquidation value or (b) the fair market value of the common stock that would be issued upon conversion of the Series B Preferred Stock. The conversion feature of the Series B Preferred Stock is considered an embedded derivative under the provision of SFAS No. 133, and accordingly is accounted for separately from the Series B Preferred Stock (see Note 4). On the date of issuance, the estimated fair value of the conversion feature was $10.9 million, which was recorded as a liability and reduced the $50 million face value of the Series B Preferred Stock to $39.1 million. Pursuant to the guidance in EITF Topic D-98, the Series B Preferred Stock has been classified in the balance sheet between long-term debt and shareholders’ equity. At September 30, 2006 an adjustment of $10.9 million was made to increase the carrying amount of the Series B Preferred Stock to its redemption value of $50 million. In accordance with EITF Topic D-98, the increase in the carrying value of the Series B Preferred Stock is treated in the same manner as dividends on non-redeemable stock and charged to retained earnings. The increase in the carrying value of the Series B Preferred Stock reduces income applicable to common shareholders in the calculation of earnings per share (see Note 8).
     On October 20, 2006, we filed a Certificate of Correction (the “Correction Certificate”) with the State of Delaware to correct an error in the Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series B Convertible Preferred Stock

of JDA Software Group, Inc. that was filed with the State of Delaware on July 5, 2006. The Correction Certificate corrects the definition of cash redemption price to limit redemption to the liquidation value of $1,000 per share. After this change, the conversion feature no longer meets the bifurcation criteria in SFAS No. 133. Accordingly, we recorded an additional non-cash charge of $2 million in October 2006 to reflect the change in the fair value of the conversion feature from October 1, 2006 to October 20, 2006. With this adjustment, the fair value of the conversion feature was $14 million at October 20, 2006. Pursuant to the tentative guidance in EITF Issue No. 06-7, we reclassified the $14 million estimated fair value of the conversion feature to retained earnings. The primary factor causing the change in the fair value of the conversion feature is the increase in our stock price from the close of the acquisition on July 5, 2006 to September 30, 2006 and from October 1, 2006 to October 20, 2006.
13. Treasury Stock
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
     During the nine months ended September 30, 2006, we repurchased 12,712 shares tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted shares under the 2005 Performance Incentive Plan. These shares were repurchased for $165,000 at prices ranging from $11.19 to $17.00 per share.
14. Stock-Based Compensation
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
     SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow. During the nine months ended September 30, 2006, cash flows from operating activities were reduced by $35,000 for the excess tax benefits from share-based compensation.
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
     The following table presents the effect on reported net income and earnings per share for the three and nine months ended September 30, 2005 as if we had accounted for our stock options and shares issued under employee stock purchase plans under the fair-value method of accounting. No such disclosures are made for 2006 as all share-based payments have been accounted for under SFAS No. 123(R). Share-based compensation expense for stock option grants under the fair value method was determined using the Black-Scholes pricing model and assumes graded vesting.

	Three Months	Nine Months
	Ended Sept. 30, 2005	Ended Sept. 30, 2005
Net income — as reported	$3,749	$8,035
Less: stock-based compensation expense, net of related tax effects	67	(3,588)

Pro forma net income	$3,816	$4,447

Basic earnings per share — as reported	$.13	$.28
Diluted earnings per share — as reported	$.13	$.28
Basic earnings per share — pro forma	$.13	$.15
Diluted earnings per share — pro forma	$.13	$.15
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
     Employees, officers and directors will benefit from the accelerated vesting if they terminate their employment with or service to the Company prior to the completion of the original vesting terms and have the ability to exercise those options that would have otherwise been forfeited. We do not record share-based compensation expense with respect to these options unless an employee, officer or director actually benefits from this modification. For those employees, officers and directors who do benefit from the accelerated vesting, we are required to record additional share-based compensation expense equal to the intrinsic value of the option on the date of modification (i.e., February 15, 2005). The closing market price per share of our common stock on February 15, 2005 was $11.85 and the exercise prices of the approximately 1.4 million in unvested options on that date ranged from $8.50 to $28.20. Based on our historical employee turnover rates during the three-year period prior to acceleration and through 2005, we estimate there is $80,000 of potential share-based compensation expense that we may be required to record with respect to these options. We recorded $49,000 of additional share-based compensation expense during the year ended December 31, 2005 and $4,000 in the nine- months ended September 30, 2006 with respect to these options.
     2005 Performance Incentive Plan. A 2005 Performance Incentive Plan (“2005 Incentive Plan”) was approved by our stockholders on May 16, 2005. The 2005 Incentive Plan replaced our 1996 Stock Option Plan, 1996 Outside Directors Stock Option Plan and 1998 Non-Statutory Stock Option Plan (collectively, our “Prior Plans”) and provides for the issuance of up to 1,847,000 shares of common stock to employees, consultants and directors under stock purchase rights, stock bonuses, restricted stock, restricted stock units, performance awards, performance units and deferred compensation awards. The 2005 Incentive Plan contains certain restrictions that limit the number of shares that may be issued and cash awarded under each type of award, including a limitation that awards granted in any given year can be no more than one percent (1%) of the total number of shares of common stock outstanding as of the last day of the preceding fiscal year. Awards granted under the 2005 Incentive Plan will be in such form as the Compensation Committee shall from time to time establish and may or may not be subject to vesting conditions based on the satisfaction of service requirements or other conditions, restrictions or performance criteria including the Company’s achievement of annual operating goals. Restricted stock and restricted stock units may also be granted as a component of an incentive package offered to new employees or to existing employees based on performance or in connection with a promotion, and will generally vest over a three-year period, commencing at the date of grant. With the adoption of the 2005 Incentive Plan, the Prior Plans were terminated except for those provisions necessary to administer the outstanding options. As of September 30, 2006, there were approximately 4.3 million outstanding options issued under the Prior Plans with exercise prices ranging from $6.44 to $37.25.
     We measure the fair value of awards under the 2005 Incentive Plan based on the market price of the underlying common stock as of the date of grant. The awards are amortized over their applicable vesting period using the straight-line method. During 2005, we granted 62,913 restricted stock unit awards with a fair value of $775,000 under incentive packages offered to new and existing employees. During the nine months ended September 30, 2006 we awarded 20,132 restricted shares with a dollar value of $300,000 to certain officers and employees based on our achievement of operating goals for 2005. The dollar value of this grant is equal to the number of restricted shares awarded multiplied by $14.90, the market price of our stock on the date of grant. These restricted share awards vested 50% at the date of grant and the remaining 50% will vest ratably over 24 months provided the individuals remain continuously employed by the Company. An entry was made to additional paid-in capital and deferred stock compensation as of December 31, 2005 to reflect the planned issuance of the 2005 award. During the nine months ended September 30, 2006 we also granted 24,000 fully vested restricted shares to our directors at market prices ranging from $14.34 to $14.90. During the three and nine month periods ended September 30, 2006 we recorded share-based compensation expense of $84,000 and $530,000, respectively and as of September 30, 2006 we have included $551,000 of deferred compensation in stockholders’ equity. This compensation is expected to be recognized over a weighted average period of 1.8 years.
     The following table summarizes activity under the 2005 Incentive Plan:

	Restricted Stock Units		Restricted Stock
		Weighted Average		Weighted Average
	Units	Fair Value	Shares	Fair Value

Non-vested Balance, January 1, 2005	—	—	—	—
Granted	62,913	$12.32	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Non-vested Balance, December 31, 2005	62,913	$12.32	—	—
Granted	—	—	44,132	$14.77
Vested	(26,972)	12.31	(36,547)	$14.75
Forfeited	(1,926)	13.70	(212)	$14.90

Non-vested Balance, September 30, 2006	34,015	$12.25	7,373	$14.90

15. Income Taxes
     We calculate our tax provision (benefit) on an interim basis using the year-to-date effective tax rate and record discrete tax adjustments in the reporting period in which they occur. A summary of the income tax provision (benefit) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Income before income tax provision (benefit)	$191	$5,434	$2,520	$10,162
Effective tax rate	164.9%	36.5%	45.2%	36.1%

Income tax provision at effective tax rate	315	1,981	1,139	3,666

Discrete tax item benefits:
Changes in estimate	24	(177)	(33)	(1,221)
Changes in foreign statutory rates	—	(119)	—	(318)

Total discrete tax item benefits	24	(296)	(33)	(1,539)

Income tax provision	$339	$1,685	$1,106	$2,127

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
     The income tax provision recorded in the three and nine months ended September 30, 2006 and 2005 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during the three months ended September 30, 2006 and 2005 of $166,000 and $101,000, respectively, and during the nine months ended September 30, 2006 and 2005 of $254,000 and $181,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in capital. The effective tax rate is higher for the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005 due to the non-deductibility of the expense for the change in fair value of the conversion feature of the Series B Preferred Stock.

     In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income tax uncertainties and defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also prescribes a two-step approach for evaluating tax positions and requires expanded disclosures at each interim and annual reporting period. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will require that differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as cumulative-effect adjustments to beginning retained earnings. We plan to adopt FIN 48 on January 1, 2007 and are currently evaluating the impact on our financial statements.
16. Business Segments and Geographic Data
     We are a leading provider of sophisticated software solutions designed specifically to address the demand and supply chain management, business process, decision support, inventory transaction support, e-commerce, inventory optimization and replenishment, collaborative planning and forecasting, space and floor planning, and store operations requirements of the retail industry and its suppliers. Our solutions enable customers to manage and optimize the coordination of supply, demand and inventory flows throughout the demand chain to the consumer, to manage transportation and logistics operations, provide optimized labor scheduling for retail store operations and improve revenue management practices in service industries. With the acquisition of Manugistics, our customers now include approximately 5,500 of the world’s leading retail, manufacturing and wholesale-distribution organizations. We conduct business in three geographic regions that have separate management teams and reporting structures: the Americas (United States, Canada and Latin America), Europe (Europe, Middle East and Africa), and Asia/Pacific. Similar products and services are offered in each geographic region and local management is evaluated primarily based on total revenues and operating income. Identifiable assets are also managed by geographical region. The geographic distribution of our revenues and identifiable assets is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenues:
Americas	$60,336	$39,988	$129,127	$109,053
Europe	18,851	10,862	39,248	35,746
Asia/Pacific	10,016	4,729	20,443	15,928

Total revenues	$89,203	$55,579	$188,818	$160,727

	September 30,	December 31,
	2006	2005
Identifiable assets:
Americas	$457,575	$279,469
Europe	121,807	34,947
Asia/Pacific	39,301	16,156

Total identifiable assets	$618,683	$330,572

     Revenues in the Americas include $5.4 million and $4.1 million from Canada and Latin America in the three months ended September 30, 2006 and 2005, respectively and $15.8 million and $14.2 million in the nine months ended September 30, 2006 and 2005, respectively. Identifiable assets for the Americas include $29.5 million and $16.1 million in Canada and Latin America as of September 30, 2006 and December 31, 2005, respectively. The increase in identifiable assets at September 30, 2006 in our foreign operations results primarily from the acquisition of Manugistics and the allocation of related intangible asset values (see Note 2).
     As a result of the Manugistics acquisition, beginning in third quarter 2006, we have organized our solutions to support two broad classes of functionality as follows:
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
•	Strategic Supply and Demand Management solutions (“SSDM Solutions”) that include a comprehensive set of tools for advanced decision support and analysis covering planning, forecasting, price and revenue optimization, inventory optimization, collaborative synchronization of inventory, distribution, production and material plans, category management and workforce management. SSDM Solutions will also include revenue management solutions that enable passenger travel companies, cargo carriers, hotel and resort companies, media networks, broadcast groups and cable companies to more accurately forecast future demand, optimize the allocation of capacity, maximize revenues and improve customer satisfaction. SSDM Solutions are targeted at customers in each of our reportable business segments.
     Beginning in third quarter 2006, we have organized and will manage our operations across the following reportable business segments:
•	Retail. This reportable business segment includes all revenues related to Transaction Systems and SSDM Solutions sold to retail customers, including Merchandise Operations Systems and In-Store Systems previously reported by JDA under the Retail Enterprise Systems and In-Store Systems reportable business segments.

•	Manufacturing and Distribution. This reportable business segment includes all revenues related to Transaction Systems and SSDM Solutions sold to manufacturing and distribution companies, including consumer goods manufacturers, high tech organizations, oil and gas, automotive and other discrete manufacturers involved with government, aerospace and defense contracts. Transaction Systems sold to manufacturing and distribution customers would include transportation and logistics management solutions acquired from Manugistics. This reportable business segment also includes collaborative specific solutions and certain Strategic Demand Management Solutions previously reported by JDA under the Collaborative Solutions reportable business segment.

•	Services Industries. This reportable business segment includes all revenues related to SSDM Solutions sold to customers in service industries such as travel, transportation, hospitality, media and telecommunications. All customers in this reportable business segment are new to JDA and represent the former Revenue Management business acquired from Manugistics.
     A summary of the revenues, operating income (loss), and depreciation attributable to each of these reportable business segments for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenues:
Retail	$48,127	$44,477	$127,710	$126,252
Manufacturing and Distribution	38,381	11,102	58,413	34,475
Services Industry	2,695	—	2,695	—

	$89,203	$55,579	$188,818	$160,727

Operating income (loss):
Retail	$11,183	$10,630	$21,130	$25,868
Manufacturing and Distribution	11,725	2,292	17,500	7,241
Services Industry	(819)	—	(819)	—
Other (see below)	(17,593)	(8,169)	(33,210)	(24,771)

	$4,496	$4,753	$4,601	$8,338

Depreciation:
Retail	$1,082	$1,649	$3,708	$4,955
Manufacturing and Distribution	863	361	1,527	1,215
Services Industry	61	—	61	—

	$2,006	$2,010	$5,296	$6,170

Other:
Amortization of intangible assets	$3,540	$896	$5,324	$2,594
Restructuring charges	3,461	—	3,982	2,439
General and administrative expenses	10,592	7,273	23,904	19,738

	$17,593	$8,169	$33,210	$24,771

     Operating income in the Retail, Manufacturing and Distribution and Services Industry reportable business segments includes direct expenses for software licenses, maintenance services, service revenues, amortization of acquired software technology, and product development expenses, as well as allocations for sales and marketing expenses, occupancy costs and depreciation expense. The “Other” caption includes general and administrative expenses and other charges that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segment.
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Significant Trends and Developments in Our Business
     Acquisition of Manugistics Group, Inc. On July 5, 2006, we completed the acquisition of Manugistics Group, Inc. (“Manugistics”) for an estimated total cost of $251 million which includes the cash purchase price of $211 million plus $12 million in estimated direct costs of the acquisition and $28 million in estimated costs to exit certain activities of Manugistics (the “Merger”). Manugistics is a leading global provider of synchronized supply chain and revenue management solutions that enable customers to achieve improved forecast and inventory accuracy and leverage industry leading pricing and yield management solutions to maximize profits while ensuring optimum supply for constantly changing demand. We believe the combination of the two companies creates a unique competitive position as no other software company is currently able to offer a similar breadth and depth of vertically focused solutions to the demand chain market. In addition, there are back-selling opportunities for Manugistics’ advanced optimization solutions in our existing retail customer base and we believe Manugistics’ supply chain and revenue management solutions will enable us to significantly expand our presence with consumer goods manufacturers and wholesalers.
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
     The acquisition has been accounted for as a purchase pursuant to Financial Accounting Standards No. 141, “Business Combinations,” and accordingly, the operating results of Manugistics are included in our consolidated financial statements from the date of acquisition. The purchase price allocation has not yet been completed. We are obtaining an independent third party appraisal of the intangible assets as of the transaction date to assist management in its valuation. In addition, we are still in the process of obtaining all information necessary to allocate the purchase price to the individual assets and liabilities. This could result in adjustments to the carrying value of the assets and liabilities acquired, the useful lives of intangible assets and the residual amount allocated to goodwill. The preliminary allocation of the purchase price is based on the best estimates of management and is subject to revision based on the final valuations and estimates of useful lives. The following table summarizes our initial estimates of fair value for the assets acquired and liabilities assumed at the date of acquisition.

Fair value of current assets acquired	$(193,122)
Fair value of fixed assets acquired	(5,103)
Goodwill	(67,297)
Customer lists	(137,800)
Software technology	(24,500)
Trademarks	(20,700)
Fair value of other assets held for sale	(8,700)
Net deferred tax assets acquired	(34,073)
Fair value of other non-current assets	(4,747)

Total assets acquired	(496,042)

Fair value of deferred revenue assumed	40,454
Fair value of other current liabilities assumed	28,083
Fair value of convertible debt and capital lease obligations assumed	176,046

Total liabilities assumed	244,583

Total estimated cost of Manugistics Group, Inc.	(251,459)
Reserves for direct costs related to the acquisition	28,181
Cash acquired	150,392

Total cash expended to acquire Manugistics Group, Inc.	$(72,886)

     Debt and Equity Financing Arrangements
     Simultaneous with the Manugistics acquisition, we entered into a credit agreement (the “Credit Agreement”) with a consortium of lenders, including Citibank, N.A., Citigroup Global Markets Inc. and UBS Securities LLC, that provides for $175 million in aggregate term loans, $50 million in revolving credit facilities and up to $75 million of incremental term or revolving credit facilities as requested, subject to certain terms and conditions. The term loans mature on July 5, 2013 and are payable in 27 scheduled quarterly installments of $437,500 beginning in September 2006, with a final payment of $163.2 million due at maturity. The Credit Agreement also requires additional mandatory repayments on the term loans of 50% of our annual excess cash flow, as defined, beginning with the fiscal year which commences January 1, 2007. Interest is payable quarterly on the term loans at the London Interbank Offered Rate (“LIBOR”) + 2.25%. We entered into an interest rate swap agreement in July 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. The interest swap agreement is effective through October 5, 2009.
     The revolving credit facilities mature on July 5, 2012 with interest payable quarterly at LIBOR + 2.25%. The interest rate on the revolving credit facilities may be adjusted quarterly beginning January 1, 2007 based on our Leverage Ratio and range from LIBOR + 1.75% to LIBOR + 2.25%. The revolving credit facilities also require that we pay an annual commitment fee equal to ..5% of the available credit. The annual commitment fee, which is payable quarterly in arrears, may be adjusted quarterly beginning January 1, 2007 based on our Leverage Ratio and range from .375% to ..5%. The Leverage Ratio is defined as the ratio of (a) consolidated indebtedness less excess cash, as defined, to (b) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and other adjustments as defined in the agreement). The Leverage Ratio will be calculated quarterly on a pro forma basis that includes the four preceding quarters. The initial Leverage Ratio calculation will be as of December 31, 2006 and cannot exceed the following thresholds over the term of the loan: Fiscal 2006 and 2007 – 3.00 to 1.0; Fiscal 2008 – 2.50 to 1.0; Fiscal 2009 – 2.00 to 1.0; Fiscal 2010 through maturity – 1.50 to 1.0.
     The obligations under the Credit Agreement are guaranteed and secured by a lien on substantially all of the assets of the Company and our domestic subsidiaries, including Manugistics, and by a pledge of two-thirds of the shares of certain foreign subsidiaries. The Credit Agreement contains customary events of default that permit the lenders to accelerate payment of the outstanding obligations if not cured within applicable grace periods, including the nonpayment of reimbursement obligations, fees or other amounts, a specified change in control, violation of covenants, or inaccuracy of representations and warranties and provides for automatic acceleration upon the occurrence of bankruptcy and other insolvency events. Under the terms of the debt agreement, we are also precluded from repurchasing stock under a formal stock repurchase program.
     In connection with the Manugistics acquisition, we also issued 50,000 shares of a newly designated series of preferred stock, the Series B Convertible Preferred Stock (the “Series B Preferred Stock”), to funds affiliated with Thoma Cressey Equity Partners (“Thoma Cressey”) for $50 million in cash (the “Equity Financing”). Thoma Cressey is a private equity investment firm. The Series B Preferred Stock is convertible, at any time in whole or in part, into a maximum of 3,603,603 shares of JDA common stock based on an agreed conversion price of $13.875. The preferred stock is non-dividend paying, however it contains certain pre-emptive rights and liquidation preferences. We filed a registration statement on Form S-3 on September 20, 2006 that covers the resale of the shares of JDA common stock underlying the Series B Preferred Stock.
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
     The Series B Preferred Stock includes a scheduled redemption right that allows any holder to demand a redemption of all or any part of their shares after September 6, 2013 at a cash redemption price equal to the greater of (a) a $1,000 per share liquidation value or (b) the fair market value of the common stock that would be issued upon conversion of the Series B Preferred Stock. The conversion feature of the Series B Preferred Stock is considered an embedded derivative under the provision of SFAS No. 133, and accordingly is accounted for separately from the Series B Preferred Stock. On the date of issuance, the estimated fair value of the conversion feature was $10.9 million, which was recorded as a liability and reduced the $50 million face value of the Series B Preferred Stock to $39.1 million. Pursuant to the guidance in EITF Topic D-98, the Series B Preferred Stock has been classified in the balance sheet between long-term debt and shareholders’ equity. At September 30, 2006 an adjustment of $10.9 million was made to increase the carrying amount of the Series B Preferred Stock to its redemption value of $50 million. In accordance with EITF Topic D-98, the increase in the carrying value of the Series B Preferred Stock is treated in the same manner as dividends on non-redeemable stock and charged to retained earnings. The increase in the carrying value of the Series B Preferred Stock reduces income applicable to common shareholders in the calculation of earnings per share.
     On October 20, 2006, we filed a Certificate of Correction (the “Correction Certificate”) with the State of Delaware to correct an error in the Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc. that was filed with the State of Delaware on July 5, 2006. The Correction Certificate corrects the definition of cash redemption price to limit redemption to the liquidation value of $1,000 per share. After this change, the conversion feature no longer meets the bifurcation criteria in SFAS No. 133. Accordingly, we recorded an additional non-cash charge of $2 million in October 2006 to reflect the change in the fair value of the conversion feature from October 1, 2006 to October 20, 2006. With this adjustment the fair value of the conversion feature was $14 million at October 20, 2006. Pursuant to the tentative guidance in EITF Issue No. 06-7, we reclassified the $14 million estimated fair value of the conversion feature to retained earnings. The primary factor causing the change in the fair value of the conversion feature is the increase in our stock price from the close of the acquisition on July 5, 2006 to September 30, 2006 and from October 1, 2006 to October 20, 2006.
     Proceeds from the term loans of approximately $168.4 million, which is net of nearly $6.6 million of loan origination and other administrative fees, together with the companies’ combined cash balances at closing of approximately $275 million and the $50 million investment from Thoma Cressey in the form of Series B Preferred Stock, were used to fund the cash obligations under the Merger Agreement and related transaction expenses and to retire approximately $174 million of Manugistics’ existing debt consisting of 5% Convertible Subordinated Notes that were scheduled to mature in 2007. Additionally, we utilized the revolving credit facilities to replace approximately $9.6 million of Manugistics’ standby letters of credit.
     Recent Results and Adjusted Outlook for Fourth Quarter 2006. Total revenues for third quarter 2006 were $89.2 million, an increase of $37.4 million or 72% sequentially compared to second quarter 2006 and an increase of $33.6 million or 60% compared to third quarter 2005. Total revenues in third quarter 2006 include $36.7 million from the Manugistics product lines. Excluding the impact of the Manugistics acquisition, total revenues increased 1% sequentially compared to second quarter 2006 and decreased 5% compared to third quarter 2005. Total revenues for the nine months ended September 30, 2006 were $188.8 million, an increase of $28.1 million or 17% compared to the nine months ended September 30, 2005. Total revenues in the nine months ended September 30, 2006 include $36.7 million from the Manugistics product lines. Excluding the impact of the Manugistics acquisition, total revenues decreased 5% between the comparable nine-month periods.
     The following tables summarize the changes in the various components of revenue with and without Manugistics.

							% Change
					% Change excluding		excluding
	Q3 -06			Q2 -06	Manugistics	Q3 -05	Manugistics
	Total	Manugistics	JDA	JDA	Q3-06 vs. Q2-06	JDA	Q3-06 vs. Q3-05
Revenues:
Software licenses	$13,741	$3,185	$10,556	$10,353	2%	$17,411	(39%)
Maintenance services	42,923	20,969	21,954	21,673	1%	21,115	4%

Product revenue	56,664	24,154	32,510	32,026	2%	38,526	(16%)
Service revenue	32,539	12,526	20,013	19,736	1%	17,053	17%

Total revenues	$89,203	$36,680	$52,523	$51,762	1%	$55,579	(5%)

	Nine months ended September 30,
	2006			2005	% Change excluding Manugistics
	Total	Manugistics	JDA	JDA	2006 vs. 2005
Revenues:
Software licenses	$31,237	$3,185	$28,052	$42,935	(35%)
Maintenance services	86,249	20,969	65,280	64,317	1%

Product revenue	117,486	24,154	93,332	107,252	(13%)
Service revenue	71,332	12,526	58,806	53,475	10%

Total revenues	$188,818	$36,680	$152,138	$160,727	(5%)

     The following tables summarize the software license results by region with and without Manugistics.

			Q3-06 vs. Q2-06			Q3-06 vs. Q3-05
Region	Q3-06	Q2-06	$Change	% Change	Q3-05	$Change	% Change
Americas (JDA)	$6,308	$5,084	$1,224	24%	$14,217	$(7,909)	(56%)
Americas (Manugistics)	1,501	—	1,501	—%	—	1,501	—%

Total Americas	$7,809	$5,084	$2,725	54%	$14,217	$(6,408)	(45%)

Europe (JDA)	$2,525	$3,176	$(651)	(20%)	$2,849	$(324)	(11%)
Europe (Manugistics)	1,125	—	1,125	—%	—	1,125	—%

Total Europe	$3,650	$3,176	$474	15%	$2,849	$801	28%

Asia/Pacific (JDA)	$1,723	$2,093	$(370)	(18%)	$345	$1,378	399%
Asia/Pacific (Manugistics)	559	—	559	—%	—	559	—%

Total Asia/Pacific	$2,282	$2,093	$189	9%	$345	$1,937	561%

Total JDA	$10,556	$10,353	$203	2%	$17,411	$(6,855)	(39%)
Total Manugistics	3,185	—	3,185	—%	—	3,185	—%

Total	$13,741	$10,353	$3,388	33%	$17,411	$(3,670)	(21%)

	Nine Months ended September 30,
Region	2006	2005	$Change	% Change
Americas (JDA)	$16,740	$30,214	$(13,474)	(45%)
Americas (Manugistics)	1,501	—	1,501	—%

Total Americas	$18,241	$30,214	$(11,973)	(40%)

Europe (JDA)	$7,365	$9,261	$(1,896)	(20%)
Europe (Manugistics)	1,125	—	1,125	—%

Total Europe	$8,490	$9,261	$(771)	(8%)

Asia/Pacific (JDA)	3,947	3,460	$487	14%
Asia/Pacific (Manugistics)	559	—	559	—%

Total Asia/Pacific	$4,506	$3,460	$1,046	30%

Total JDA	$28,052	$42,935	$(14,883)	(35%)
Total Manugistics	3,185	—	3,185	—%

Total	$31,237	$42,935	$(11,698)	(27%)

     The following tables summarize the software license results by reportable business segment with and without Manugistics.

			Q3-06 vs. Q2-06			Q3-06 vs. Q3-05
Business Segment	Q3-06	Q2-06	$Change	% Change	Q3-05	$Change	% Change
Retail (JDA)	$5,997	$8,212	$(2,215)	(27%)	$14,203	$(8,206)	(58%)
Retail (Manugistics)	572	—	572	—%	—	572	—%

Total Retail	$6,569	$8,212	$(1,643)	(20%)	$14,203	$(7,634)	(54%)

Manufacturing & Distribution (JDA)	$4,559	$2,141	$2,418	113%	$3,208	$1,351	42%
Manufacturing & Distribution (Manugistics)	2,555	—	2,555	—%	—	2,555	—%

Total Manufacturing & Distribution	$7,114	$2,141	$4,973	232%	$3,208	$3,906	122%

Services Industries (JDA)	$—	$—	$—	—%	$—	$—	—%
Services Industries (Manugistics)	58	—	58	—%	—	58	—%

Total Services Industries	$58	$—	$58	—%	$—	$58	—%

Total JDA	$10,556	$10,353	$203	2%	$17,411	$(6,855)	(39%)
Total Manugistics	3,185	—	3,185	—%	—	3,185	—%

Total	$13,741	$10,353	$3,388	33%	$17,411	$(3,670)	(21%)

	Nine Months Ended September 30,
Business Segment	2006	2005	$Change	% Change
Retail (JDA)	$18,455	$33,763	$(15,308)	(45%)
Retail (Manugistics)	572	—	572	—%

Total Retail	$19,027	$33,763	$(14,736)	(44%)

Manufacturing & Distribution (JDA)	$9,597	$9,172	$425	5%
Manufacturing & Distribution (Manugistics)	2,555	—	2,555	—%

Total Manufacturing & Distribution	$12,152	$9,172	$2,980	32%

Services Industries (JDA)	$—	$—	$—	—%
Services Industries (Manugistics)	58	—	58	—%

Total Services Industries	$58	$—	$58	—%

Total JDA	$28,052	$42,935	$(14,883)	(35%)
Total Manugistics	3,185	—	3,185	—%

Total	$31,237	$42,935	$(11,698)	(27%)

     We have experienced mixed results in the Americas region over the past two years. Although we have achieved consistent contributions from Latin America that we expect to continue, sales performance in North America, and in particular the United States, has been declining. To address this situation, we reorganized the regional sales management team during third quarter 2006 including the appointment of Mr. Thomas Dziersk to Senior Vice President of the Americas region. Prior to joining JDA, Mr. Dziersk served as CEO of ClearOrbit, Inc., a supply chain execution automation company, and has held senior management as well as sales and marketing positions at other emerging technology companies. Mr. Dziersk has established a new team of sales managers to execute the changes that we feel are necessary to improve sales force execution and the predictability of the sales performance in the region. Although it may take several quarters to experience the complete impact of these changes, we do have a growing pipeline of larger software deals ($1.0 million or greater) and anticipate improved software performance in the Americas region in fourth quarter 2006.
     We believe the quality and reliability of the sales pipeline in the European region has been growing and we are beginning to see increased activity with larger Tier One companies. Despite a slow start in first quarter 2006, we feel the Asia/Pacific region has made good progress and the sales pipeline in the region is growing due in part to the rapid expansion of our business in India which has resulted in three significant software license deals during the year. We also believe the Chinese market will provide meaningful opportunities for package software companies in 2007 and we believe our increased presence in this country as a result of the acquisition of Manugistics will enhance our competitive position.
     We believe that we have a clear value proposition which differentiates us from our major competitors. We have two types of competitors: the first type being Oracle and SAP AG, two large horizontal software companies that have increased their presence in the retail marketplace over the past two years, and the second type being the smaller point solution providers who typically focus on limited solution areas. We believe that Oracle and SAP AG represent our more important long-term competitors as we expand our product offerings and compete head-to-head with them on broader system selection opportunities. We also expect Oracle and SAP AG to provide more aggressive competition for us with Tier 1 companies (i.e., retailers with revenues in excess of $5 billion). It continues to be increasingly difficult to predict the buying patterns and purchase decisions of our customer base. We believe this is largely due to changes in the length and complexity of our sales cycle and the increased involvement of senior executives and boards of directors in the decision to purchase enterprise software.
     We believe software revenues from both JDA and Manugistics product lines will improve sequentially in fourth quarter 2006, however, we do not anticipate being able to achieve the previously announced second half 2006 ranges for software of $43 million to $53 million and total revenue range of $191 million to $199 million.
     We continue to believe that we have a substantial pipeline of sales opportunities. Software license sales have and will continue to vary significantly from quarter-to-quarter as our sales cycles are typically longer than 90 days and it remains difficult for us to predict whether and exactly when larger software license transactions will close (See Cautious Buying Patterns Continue to Impact our Operating Results for a detailed discussion of the factors that affect the buying patterns of our customers). We also believe the acquisition of Manugistics will positively impact our software license results going forward as we will be able to offer a broader solution set in our existing sales cycles, increase our cross selling opportunities in the newly combined customer base and decrease our overall reliance on the retail industry alone for new software sales. We already have multiple sales cycles underway involving both former Manugistics solutions and JDA solutions for new sales opportunities. We also believe the combined Company is positioned at a different level in the marketplace and that we are now able to gain access to opportunities that neither JDA nor Manugistics would have been considered for on a stand alone basis.
     Maintenance services revenues increased $21.3 million or 98% sequentially in third quarter 2006 compared to second quarter 2006 and increased $21.8 million or 103% compared to third quarter 2005. Maintenance services revenues, excluding the impact of Manugistics, increased $281,000 or 1% sequentially in third quarter 2006 compared to second quarter 2006 and increased $839,000 or 4% compared to third quarter 2005. Despite strong retention rates, growth in our maintenance services revenues has been hindered by lower software sales. In addition, foreign exchange rate variances provided benefits to revenue of approximately $365,000 sequentially in third quarter 2006 compared to second quarter 2006, and approximately $445,000 in third quarter 2006 compared to third quarter 2005. With the acquisition of Manugistics, the combined Company now has an annual recurring maintenance base of over $170 million with customer retention rates of approximately 95%. We believe software license revenues will remain volatile and although new software sales are still the key indicator of business growth, we do not believe they will be the primary determinant of our future profitability as we expect maintenance services to be the largest source of revenues and operating margin for the combined Company in the near term. The strength of our maintenance services revenue stream should improve the predictability of our operating results and our overall profitability. Maintenance services margins were 79% in third quarter 2006 compared to 68% in second quarter 2006 and 73% in third quarter 2005. The improved margin rates are the result of cost synergies and the increased maintenance services revenue from the acquisition of Manugistics. Maintenance costs increased $3.4 million or 59% in third quarter 2006 compared to third quarter 2005 primarily as a result of a 29% increase in average headcount resulting from the acquisition of Manugistics and the transfer of product development resources to our customer support organization to support the move of certain of our legacy products to the Customer Directed Development (“CDD”) organization structure. In addition, we recorded $600,000 in charges in second quarter 2006 associated with the resolution of certain customer-specific support issues which did not recur in third quarter 2006. Although we expect our maintenance services margins to remain in the high 70% range in 2007, we do not anticipate the margins to be quite as high as those achieved in third quarter 2006 as we are planning to add supplemental resources to this function to ensure continued customer satisfaction. As of September 30, 2006, we had 243 employees in our customer support function, including 48 added through the acquisition of Manugistics, compared to 177 at September 30, 2005.
     Service revenues increased $12.8 million or 65% sequentially in third quarter 2006 compared to second quarter 2006 and increased $15.5 million or 91% compared to third quarter 2005. Service revenues, excluding the impact of Manugistics, increased $277,000 or 1% sequentially in third quarter 2006 compared to second quarter 2006 and increased $3.0 million or 17% compared to third quarter 2005 primarily as a result of certain large ongoing consulting projects in the Americas region. Our combined global utilization rate in third quarter 2006 was 45% compared to 49% in second quarter 2006 and 48% in third quarter 2005. However, consulting services margins and revenue trends continue to vary among our geographic regions. We have focused on improving the profitability of our consulting business over the past two years and believe we have made progress in both the Americas and Asia/Pacific regions where utilization rates over the past year have ranged from 54% to 64% and from 45% to 56%, respectively. Utilization rates in the Americas have generally remained high during the past year due to a large multi-product implementation in the United States and operational improvements to decrease non-billable hours. These results have been offset in part by the depressed results in our European consulting practice where utilization rates have ranged from 27% to 34% over the past year. We believe improved software sales performance together with an increasing mix of Transaction Systems (see New Product Classifications) opportunities in our sales pipeline will contribute to a gradual recovery of our European consulting services business in 2007.
     Service revenues in second half 2006 have and will continue to be impacted by a decrease in hosting revenues due to the loss of a large customer as a result of their merger. For the full year, this customer loss will decrease our 2006 hosting revenues by approximately $2.0 million compared to 2005. Consolidated service margins, which include consulting and other service revenues, were 23% in third quarter 2006 compared to 26% in second quarter 2006 and 19% in third quarter 2006. As of September 30, 2006, we had 516 employees in our services organization, including 231 added through the acquisition of Manugistics, compared to 322 at September 30, 2005. We have begun integrating the combined JDA and Manugistics consulting organization into three regional business units plus the Services Industry business segment and appointed Mr. Philip Boland as our new Senior Vice President of Worldwide Consulting Services. Mr. Boland has previously served as Regional Vice President of our Asia/Pacific consulting practice. We believe it will take several quarters for us to realize the full synergies of the combined services organization, and as a result, we expect consolidated service margins to remain in the low 20% range in fourth quarter 2006. We are targeting service revenue margins in the mid to high 20% range for 2007.
     Cautious Buying Patterns Continue to Impact our Operating Results. The retail industry and its suppliers continue to exercise significant due diligence prior to making large capital outlays, and the decision-making process for investments in information technology remains highly susceptible to deferral. Delays in the decision-making process have been, and may continue to be, the most significant issue affecting our software license revenue results. Delays in the customer decision-making processes have resulted from a number of factors including, but not limited to, uncertain economic conditions, concerns about global stability, extended due diligence procedures designed to minimize risk, corporate reorganizations, consolidations within the industry, the appointment of new senior management at our customers, and the increasing trend by companies to seek board-level approval for all significant investments in information technology. We have also encountered a significant increase in large RFPs (request for proposal) in the United States. We believe this may indicate a potential shift towards a more strategic decision making process in our target market and the RFPs often involve an assessment by a third party system integrator of the company’s fundamental IT infrastructures and strategies. Sales to new and existing customers have historically required between six and nine months from generation of the sales lead to the execution of a software license agreement. In addition, sales cycles are typically longer and more complex for larger dollar projects, large multi-national retail organizations and retailers in certain geographic regions. As a result, we have and will continue to experience uncertainty predicting the size and timing of individual contracts, particularly the closure of large software licenses ($1.0 million or greater), which continues to remain uneven and unpredictable from quarter-to-quarter.
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
     We released the first major versions of our PortfolioEnabled solutions, based primarily upon the Microsoft .Net Platform (“.Net Platform”), in 2005. The PortfolioEnabled solutions are still in a typical early adoption stage and we believe market acceptance will improve as additional customers go live and become referenceable. We believe the PortfolioEnabled solutions will offer customers new and compelling advantages, although it will take multiple years to complete these offerings. Manugistics’ NetWORKS Demand and Fulfillment applications contain functionality that significantly overlaps with our Portfolio Replenishment Optimization by E3 (“PRO”) application, a PortfolioEnabled solution initially released in 2005. Based on our review of the similarities and unique advantages offered by these two products, we have determined that the most efficient integration plan will be to use the NetWORKS Demand and Fulfillment applications as our primary fulfillment solution due to the fact that they are more mature products with an established customer install base. Additional enhancements will be made to the NetWORKS Demand and Fulfillment applications that incorporate certain features and functionality that currently exist in PRO, resulting in a new Portfolio Demand and Fulfillment application. With this decision, we will no longer market the PRO application and have met with existing PRO customers to discuss their migration to the Portfolio Demand and Fulfillment applications. We will continue to market, support and enhance the Advanced Warehouse Replenishment by E3 and Advanced Store Replenishment by E3 applications.
     We are currently establishing the optimal path to achieve the integration of the JDA and Manugistics products onto a common technology platform. Manugistics developed its products using an integration platform called WebWORKS. We are evaluating our options for accelerating the technical consolidation of our applications using this technology platform. We expect to conclude our technical plans for this integration over the next two quarters. Until this occurs, we will continue to focus on adding new functionality to our current JDA Portfolio solutions as we believe this will provide the most positive impact to our sales performance in the near term. As of September 30, 2006, we had 546 employees in the product development function, including 269 added through the acquisition of Manugistics, compared to 297 at September 30, 2005. Approximately 200 developers added through the acquisition of Manugistics are located in India.
     As a result of the Manugistics acquisition, beginning in third quarter 2006, we have organized our solutions to support two broad classes of functionality as follows:
•	Transaction Systems that include corporate level merchandise management systems, which enable retailers to manage their inventory, product mix, pricing and promotional execution and enhance the productivity and accuracy of warehouse processes; in-store systems, which provide retailers with point-of-sale and back office applications to capture, analyze and transmit certain sales, store inventory and other operational information to corporate level merchandise management systems; and transportation and logistics management solutions, which are designed to enable global and other shippers, consignees, carriers, trading partners and logistics service providers to effectively manage the complexities of transportation and logistics, including multiple modes of transport such as by air, rail, sea and road.

•	Strategic Supply and Demand Management solutions (“SSDM Solutions”) that include a comprehensive set of tools for advanced decision support and analysis covering planning, forecasting, price and revenue optimization, inventory optimization, collaborative synchronization of inventory, distribution, production and material plans, category management and workforce management. SSDM Solutions also include revenue management solutions that enable passenger travel companies, cargo carriers, hotel and resort companies, media networks, broadcast groups and cable companies to more accurately forecast future demand, optimize the allocation of capacity, maximize revenues and improve customer satisfaction. SSDM Solutions are targeted at customers in each of our reportable business segments.
     New Business Segments. Beginning in third quarter 2006, we have organized and will manage our operations across the following reportable business segments:
•	Retail. This reportable business segment includes all revenues related to Transaction Systems and SSDM Solutions sold to retail customers, including Merchandise Operations Systems and In-Store Systems previously reported by JDA under the Retail Enterprise Systems and In-Store Systems reportable business segments.

•	Manufacturing and Distribution. This reportable business segment includes all revenues related to Transaction Systems and SSDM Solutions sold to manufacturing and distribution companies, including consumer goods manufacturers, high tech organizations, oil and gas, automotive and other discrete manufacturers involved with government, aerospace and defense contracts. Transaction Systems sold to manufacturing and distribution customers include transportation and logistics management solutions acquired from Manugistics. This reportable business segment also includes collaborative specific solutions and certain Strategic Demand Management Solutions previously reported by JDA under the Collaborative Solutions reportable business segment.

•	Services Industries. This reportable business segment includes all revenues related to SSDM Solutions sold to customers in service industries such as travel, transportation, hospitality, media and telecommunications. All customers in this reportable business segment are new to JDA and represent the former Revenue Management business acquired from Manugistics.
     We have created three dedicated sales organizations for these reportable business segments. Although there are a small number of positions that still need to be filled in our new sales organization structure, we believe that the headcount of our sales organization is at an appropriate level for the near term. As of September 30, 2006, we had 219 employees in the sales and marketing function, including 70 added through the acquisition of Manugistics, compared to 136 at September 30, 2005, including quota carrying sales representatives of 65 and 63, respectively. In connection with the creation of the dedicated sales organizations, we have appointed Wayne Usie, formerly our Senior Vice President of the Americas, to serve as Senior Vice President, Retail and Ron

Kubera, formerly Manugistics’ Senior Vice President of Consumer Goods & EMEA Operations, to serve as Senior Vice President, Supply Chain.
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
     We will focus on the following strategies to drive growth:
•	We will continue to invest in our next generation PortfolioEnabled solutions, which are based on a service oriented architecture (“SOA”). These solutions will be available for implementation on a stand-alone basis or in combination with a broader enterprise solution. We believe this will differentiate us from many of our competitors, enhance the cross-selling opportunities in our customer base, and increase our market share as we bring these products to market.

•	We believe there is a strong market for Transaction Systems in developing economies such as India, China and Eastern Europe, and we believe that we are well positioned to benefit from this market dynamic.

•	We intend to improve the market penetration of Manugistics’ price optimization solutions by integrating the combined Company’s suite of price optimization and price execution applications into a single solution that we believe can compete effectively with established providers of price optimization solutions.

•	We intend to expand the customer and revenue base of Manugistics’ revenue management solutions by creating a reportable business segment (i.e., Services Industries) focused on the development of this business.

•	We believe there are significant opportunities to market Manugistics’ transportation and logistics management solutions to our existing customer base that includes approximately 1,400 retailers.
     Integration of Manugistics and Expected Operating Cost Synergies. Prior to the acquisition, we identified significant synergies in the combined Company’s operations, selling, general and administrative infrastructure. Compared to JDA and Manugistics’ combined annual run-rate for cash, costs and expenses as of their most recently completed fiscal years ended December 31, 2005 and February 28, 2006, respectively, we have reduced the cost and expense structure of the combined company by over $40 million per annum in the first 90 days of operation. Approximately $5.4 million of this reduction is incentive compensation based and will diminish if software license performance improves. Approximately 32% of these cost savings came through headcount reductions and the elimination of redundant administrative functions and highly paid executive positions. We eliminated approximately 110 positions in the first quarter of operations. Certain of the remaining positions are on stay-put agreements ranging from one to seven months while we complete the transition process. We also realized occupancy cost savings of $3.2 million resulting from the elimination of redundant office space in cities where both JDA and Manugistics had separate offices. The remainder of the savings resulted from the elimination of duplicate expenses such as marketing and promotions, legal, accounting and insurance. Further, Manugistics’ fixed assets were revalued as of July 5, 2006, the date of acquisition, to their then current fair value and as a result, we currently believe the combined Company’s annual depreciation expense was reduced by $4 million to $5 million.
     We recorded a restructuring charge of $3.5 million in third quarter 2006 to facilitate the consolidation of existing JDA offices in the United Kingdom into the Manugistics office facility in Bracknell, which is located in an area of London that contains a concentration of high tech companies. The charges consist primarily of relocation bonuses and termination benefits paid to employees who have chosen not to relocate. We expect to incur an additional charge of $1.0 million to $1.5 million in fourth quarter 2006 to complete these relocations and the consolidation of offices.
     Manugistics historically expensed software development costs as incurred in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“SFAS No. 86”), until technological feasibility had been established, at which time such costs were capitalized until the product was available for general release to customers. The capitalized software development costs were amortized over future periods based on the estimated length of time the products were expected to be used and generally averaged in excess of $9 million per year. We also follow the guidance in SFAS No. 86 and based on our approach to software development, we consider technological feasibility to have occurred when all planning, designing, coding and testing have been completed according to design specifications. We believe our current process for developing software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, we have not historically capitalized any software development costs. We have recorded a preliminary estimate of the fair value of acquired software technology from the Manugistics acquisition on the opening balance sheet of $24.5 million which will result in annual amortization of approximately $2.5 million.
     Our Financial Position Post-Manugisitcs Acquisition. We had working capital of $45.4 million at September 30, 2006 compared to $119.0 million at December 31, 2005. Cash, cash equivalents and marketable securities at September 30, 2006 were $56.9 million, a decrease of $54.6 million from the $111.5 million reported at December 31, 2005. The decrease in working capital and cash and marketable securities resulted primarily from the $72.9 million in total cash expended to acquire Manugistics Group, Inc. (see Acquisition of Manugistics, Inc.) and the utilization of $35 million in excess cash balances in third quarter 2006 to repay a portion of the term loans entered into in connection with this acquisition, offset in part by $50 million in proceeds from the issuance of the Series B Preferred Stock to funds affiliated with Thoma Cressey Equity Partners. Repayment of the $35 million in long-term borrowings will result in a savings of nearly $2.7 million in annual interest charges. Net accounts receivable were $72.6 million or 73 days sales outstanding (“DSO”) at September 30, 2006 compared to $36.9 million or 64 DSO at June 30, 2006 and $42.4 million or 69 DSO at December 31, 2005. We collected more than $83 million in receivables during third quarter 2006; however, the increase in DSO during third quarter 2006 was impacted by sequentially higher software sales and slower collection results in certain of our international regions. Cash flow from operations was $9.5 million in the nine months ended September 30, 2006 compared to $10.3 million in the nine months ended September 30, 2005. We had negative cash flow from operations of approximately $9.0 million during third quarter 2006 due to the sequential increase in DSO, the one-time payoff of significantly aged accounts payable and accrued liabilities assumed in the acquisition of Manugistics, the payment of restructuring charges to combine offices, and the pre-payment of certain post-acquisition royalty arrangements and insurance policies related to Manugistics. We expect cash flow from operations to be positive in the future now that we have complete control over Manugistics’ treasury functions. We believe our cash position is sufficient to meet our operating needs for the foreseeable future and we will continue to use excess cash flow to retire the remaining long-term borrowings.

Results of Operations
     The following table sets forth certain selected financial information expressed as a percentage of total revenues for the periods indicated and certain gross margin data expressed as a percentage of software license revenue, maintenance services revenue, product revenues or services revenues, as appropriate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES:
Software licenses	16%	31%	16%	27%
Maintenance services	48	38	46	40

Product revenues	64	69	62	67

Consulting services	33	28	35	31
Reimbursed expenses	3	3	3	2

Service revenues	36	31	38	33

Total revenues	100	100	100	100

COST OF REVENUES:
Cost of software licenses	1	1	1	1
Amortization of acquired software technology	2	2	2	2
Cost of maintenance services	10	10	12	11

Cost of product revenues	13	13	15	14

Cost of consulting services	25	22	25	24
Reimbursed expenses	3	3	3	2

Cost of service revenues	28	25	28	26

Total cost of revenues	41	38	43	40

GROSS PROFIT	59	62	57	60

OPERATING EXPENSES:
Product development	19	19	21	21
Sales and marketing	15	19	16	18
General and administrative	12	13	13	12
Amortization of intangibles	4	2	3	2
Restructuring charges	4	—	2	2

Total operating expenses	54	53	55	55

OPERATING INCOME	5	9	2	5

Net investment income (interest expense)	(4)	1	—	1
Change in fair value of redeemable Series B Preferred Stock conversion feature	(1)	—	—	—

INCOME BEFORE INCOME TAXES	—	10	2	6

Income tax provision	—	3	1	1

NET INCOME	—%	7%	1%	5%

Gross margin on software licenses	96%	96%	96%	97%
Gross margin on maintenance services	79%	73%	74%	74%
Gross margin on product revenues	80%	80%	76%	79%
Gross margin on service revenues	23%	19%	25%	20%

     The following table sets forth a comparison of selected financial information, expressed as a percentage change between periods for the three and nine months ended September 30, 2006 and 2005. In addition, the table sets forth cost of revenues and product development expenses expressed as a percentage of the related revenues:

	% Change			% Change
	Three Months ended September 30,			Nine Months ended September 30,
	2006	2005 to 2006	2005	2006	2005 to 2006	2005
Revenues:

Software licenses	$13,741	(21%)	$17,411	$31,237	(27%)	$42,935
Maintenance	42,923	103%	21,115	86,249	34%	64,317

Product revenues	56,664	47%	38,526	117,486	10%	107,252
Service revenues	32,539	91%	17,053	71,332	33%	53,475

Total revenues	89,203	60%	55,579	188,818	17%	160,727

Cost of Revenues:

Software licenses	591	(16%)	708	1,353	(5%)	1,424
Amortization of acquired software technology	1,882	58%	1,192	4,285	14%	3,754
Maintenance services	9,101	59%	5,720	22,029	29%	17,042

Product revenues	11,574	52%	7,620	27,667	24%	22,220
Service revenues	25,163	83%	13,771	53,452	25%	42,639

Total cost of revenues	36,737	72%	21,391	81,119	25%	64,859

Gross Profit	52,466	53%	34,188	107,699	12%	95,868

Operating Expenses:

Product development	16,818	56%	10,783	38,821	17%	33,203
Sales and marketing	13,559	29%	10,483	31,067	5%	29,556
General and administrative	10,592	46%	7,273	23,904	21%	19,738

	40,969	44%	28,539	93,792	14%	82,497

Amortization of intangibles	3,540	295%	896	5,324	105%	2,594

Operating Income	$4,496	(5%)	$4,753	$4,601	(45%)	$8,338

Cost of Revenues as a % of related revenues:
Software licenses	4%		4%	4%		3%
Maintenance services	21%		27%	26%		26%
Product revenues	20%		20%	24%		21%
Service revenues	77%		81%	75%		80%

Product Development as a % of product revenues	30%		28%	33%		31%

     The following tables set forth selected comparative financial information on revenues in our reportable business segments and geographical regions, expressed as a percentage change between the comparable three and nine month periods ended September 30, 2006 and 2005. In addition, the tables set forth the contribution of each reportable business segment and geographical region to total revenues in the three and nine month periods ended September 30, 2006 and 2005, expressed as a percentage of total revenues:

			Manufacturing &
	Retail		Distribution		Services Industries *
	Sept 30, 2006 vs. 2005		Sept 30, 2006 vs. 2005		Sept 30, 2006 vs. 2005
	Quarter	Nine Months	Quarter	Nine Months	Quarter	Nine Months
Software licenses	(54%)	(44%)	122%	32%	100%	100%
Maintenance services	24%	7%	259%	91%	100%	100%

Product revenues	(14%)	(15%)	214%	72%	100%	100%
Service revenues	49%	27%	492%	55%	100%	100%

Total revenues	8%	1%	246%	69%	100%	100%

Product development	11%	14%	162%	19%	100%	100%
Sales and marketing	(25%)	(19%)	219%	77%	100%	100%
Operating income (loss)	5%	(18%)	412%	142%	100%	100%

*	All customers in the Services Industry reportable business segment are new to JDA and were acquired in the acquisition of Manugistics.

				Contribution to Total Revenues
Retail				Manufacturing & Distribution				Services Industries
Quarter		Nine Months		Quarter		Nine Months		Quarter		Nine Months
2006	2005	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
54%	80%	68%	79%	43%	20%	31%	21%	3%	—%	1%	—%

	The Americas		Europe		Asia/Pacific
	Sept 30, 2006 vs. 2005		Sept 30, 2006 vs. 2005		Sept 30, 2006 vs. 2005
	Quarter	Nine Months	Quarter	Nine Months	Quarter	Nine Months
Software licenses	(45%)	(40%)	28%	(8%)	561%	30%
Maintenance services	108%	38%	88%	22%	125%	47%

Product revenues	29%	5%	69%	12%	204%	40%
Service revenues	99%	44%	96%	1%	50%	16%

Total revenues	51%	18%	74%	10%	112%	28%

				Contribution to Total Revenues
The Americas				Europe				Asia/Pacific
Quarter		Nine Months		Quarter		Nine Months		Quarter		Nine Months
2006	2005	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
68%	72%	68%	68%	21%	20%	21%	22%	11%	8%	11%	10%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
     The impact of the Manugistics acquisition on our product and service revenues in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 is summarized in Significant Trends and Developments in Our Business where we provide tables that summarize (i) the various components of revenue with and without Manugistics, (ii) software license results by region with and without Manugistics, and (iii) software license results by reportable business segment with and without Manugistics.
Product Revenues
Software Licenses.
     Retail. Software license revenues in this reportable business segment, which include $572,000 in software license revenues from the Manugistics product lines, decreased 54% in third quarter 2006 compared to third quarter 2005. Excluding the impact of Manugistics, software license revenues in this reportable business segment decreased 58% in third quarter 22006 compared to third quarter 2005 primarily due to a decrease in the number of large transactions of =$1.0 million. Third quarter 2006 included one large transaction of = $1.0 million compared to one unusually large multi-million dollar transaction in third quarter 2005 that included multiple Transaction Systems and SSDM Solutions.
     Manufacturing & Distribution. Software license revenues in this reportable business segment, which include $2.6 million in software license revenues from the Manugistics product lines, increased 122% in third quarter 2006 compared to third quarter 2005. Excluding the impact of Manugistics, software license revenues in this reportable business segment increased 42% in third quarter 2006 compared to third quarter 2005 primarily due to an increase in follow-on sales to existing customers that expanded the scope of existing licenses.
     Services Industries. The increase in software license revenues in this reportable business segment in third quarter 2006 compared to third quarter 2005 resulted entirely from sales of SSDM Solutions to customers of the Revenue Management business acquired from Manugistics. The majority of the software revenue in this reportable business segment is subject to contract accounting and the benefit of revenue deferred prior to the Manugistics acquisition was not brought forward in purchase accounting.
     Regional Results. Software license revenues in the Americas region, which include $1.5 million in software license revenues from the Manugistics product lines, decreased 45% in third quarter 2006 compared to third quarter 2005. Excluding the impact of Manugistics, software license revenues in the Americas region decreased 56% due to a decrease in large transactions =$1.0 million. We recorded an unusually large multi-million dollar transaction in third quarter 2005 that included multiple Transaction Systems and SSDM Solutions. Software license revenues in the European region, which include $1.1 million in software license revenues from the Manugistics product lines, increased 28% in third quarter 2006 compared to third quarter 2005. Excluding the impact of Manugistics, software license revenues in the European region decreased 11% primarily due to a decrease in follow-on sales to existing customers that expanded the scope of existing licenses. The European region recorded no large transactions of =$1.0 million in third quarter 2006 or 2005. Software license revenues in the Asia/Pacific region, which include $559,000 in software license revenues from the Manugistics product lines, increased 561% in third quarter 2006 compared to third quarter 2005. Excluding the impact of Manugistics, software license revenues in the Asia/Pacific region increased 399% primarily due to one large transaction of =$1.0 million. The Asia/Pacific recorded no large transactions =$1.0 million in third quarter 2005.
     Maintenance Services. Maintenance services revenues, which include $21 million from the Manugistics product lines, increased 103% in third quarter 2006 compared to third quarter 2005. Excluding the impact of Manugistics, maintenance services revenues increased 4% due to an increase in maintenance on new software license sales and a $445,00 favorable foreign exchange impact, offset in part by attrition in our maintenance base. The retention rate in our maintenance base remains at our historical annual rate of approximately 94% to 95%. New maintenance revenues have been impacted 2006 by lower software license sales.
Service Revenues
     Service revenues include consulting services, hosting services, training revenues, net revenues from our hardware reseller business and reimbursed expenses. Service revenues, which include $12.5 million from the Manugistics product lines, increased 91% in third quarter 2006 compared to third quarter 2005. Excluding the impact of Manugistics, services revenues increased 17% due to an increase in consulting services revenue in the Americas region, due primarily to a large multi-product implementation and reductions in non-billed hours in the United States, offset in part by low utilization rates and depressed consulting services revenue in our European region. Hosting revenues decreased 10% to $707,000 in third quarter 2006 from $787,000 in third quarter 2005 due to the loss of a large customer as a result of their merger, and net revenues from our hardware reseller business decreased 66% to $62,000 in third quarter 2006 from $181,000 in third quarter 2005.
     Fixed bid consulting services work represented 17% of total consulting services revenue in third quarter 2006 compared to 10% in third quarter 2005.
Cost of Product Revenues
     Cost of Software Licenses. The decrease in cost of software licenses in third quarter 2006 compared to third quarter 2005 resulted primarily from a $370,000 decrease in costs associated with certain third party software applications that we resell, offset in part by an increase in sales of certain of our Transaction Systems and SSDM Solutions that incorporate functionality from third party software providers and require the payment of royalties.
     Amortization of Acquired Software Technology. The increase in amortization of acquired software technology in third quarter 2006 compared to third quarter 2005 resulted primarily from the software technology acquired from Manugistics.
     Cost of Maintenance Services. The increase in maintenance services costs in third quarter 2006 compared to third quarter 2007 resulted from a 29% increase in average headcount primarily from the acquisition of Manugistics and the transfer of product development resources to our customer support organization to support the move of certain of our legacy products to the Customer Directed Development (“CDD”) organization structure.
Cost of Service Revenues
     The increase in cost of service revenues in third quarter 2006 compared to third quarter 2005 is due to a 50% increase in average headcount, primarily from the acquisition of Manugistics, a $2.5 million increase in outside contractor costs for ongoing consulting projects in the United States, and a $1.3 million increase in reimbursed expenses, offset in part by the deferral of $587,000 in consulting costs on a large implementation project in the United States for which revenue recognition has been withheld.
Gross Profit
     The increase in gross profit dollars in third quarter 2006 compared to third quarter 2005 resulted primarily from the $36.7 million revenue contribution from Manugistics and higher service revenue margins, offset in part by related increases in average headcount in our customer support and consulting services organizations. The gross margin percentage decreased to 59% in third quarter 2006 compared to 62% in third quarter 2005. This decrease results from the lower mix of software license revenues.
     The increase in service revenue margins in third quarter 2006 compared to third quarter 2005 resulted primarily from the 91% increase in service revenues and the deferral of $587,000 in consulting costs on a large implementation project in the United States for which revenue recognition has been withheld, offset in part by a 50% increase in average headcount primarily from the acquisition of Manugistics and a $2.5 million increase in outside contractor costs for ongoing consulting projects in the United States.
Operating Expenses
     Operating expenses, excluding amortization of intangibles and restructuring charges, increased $12.4 million, or 44% in third quarter 2006 compared to third quarter 2005, and represented 46% and 51% of total revenues in each quarter, respectively. The increase in operating expenses resulted primarily from the increase in average headcount from the acquisition of Manugistics, and higher travel, training, legal and accounting costs related to the integration of Manugistics, offset in part by a lower bad debt provision.
     Product Development. The increase in product development expense in third quarter 2006 compared to third quarter 2005 resulted from a 70% increase in average headcount, primarily from the acquisition of Manugistics, which resulted in higher salaries, benefits, incentive compensation, travel, training and occupancy costs, offset in part by the transfer of product development resources to the customer support organization to support the move of certain of our legacy products to the CDD organization structure.
     Sales and Marketing. The increase in sales and marketing expense in third quarter 2006 compared to third quarter 2005 resulted from a 61% increase in average headcount, primarily from the acquisition of Manugistics, which resulted in higher salaries, benefits, travel, marketing and public relation costs, offset in part by $1.2 million decrease in incentive compensation due to lower software license sales.

     General and Administrative. The increase in general and administrative expenses in third quarter 2006 compared to third quarter 2005 resulted from a 36% increase in average headcount, primarily from the acquisition of Manugistics, which resulted in higher salaries, benefits, incentive compensation, travel, training, insurance and occupancy costs. We also had an $894,000 increase in legal and accounting costs as a result of the larger combined company and incurred $112,000 of additional costs due to our increased use of outside contractors to supplement open positions in our information technology group (“ITG”) and to facilitate the consolidation of the accounting and ITG departments of JDA and Manugistics. These increases were offset in part by a $1.0 million decrease in our bad debt provision and a $207,000 decrease in investor relation costs. As of September 30, 2006, we had 199 employees in the general and administrative functions, including 59 added through the acquisition of Manugistics, compared to 149 at September 30, 2005. We currently expect our general and administrative expenses to decline in future quarters as transition plans are completed and administrative functions are centralized in our corporate offices.
     Amortization of Intangibles. The increase in amortization of intangibles in third quarter 2006 compared to third quarter 2005 results from $2.6 million in amortization on the customer list intangibles recorded in the acquisition of Manugistics.
     Restructuring Charges. We recorded a restructuring charge of $3.5 million in third quarter 2006 primarily related to the consolidation of existing JDA offices in the United Kingdom into the Manugistics office facility in Bracknell, which is located in an area of London that contains a concentration of high tech companies. The charges consist primarily of relocation bonuses and termination benefits paid to employees who have chosen not to relocate.
Operating Income
     Operating income decreased to $4.5 million in third quarter 2006 compared to $4.8 million in third quarter 2005. A 60% increase in total revenues, resulting primarily from the $36.7 million revenue contribution from Manugistics, was offset by the costs and expenses related to a 52% increase in average headcount including 677 employees added through the acquisition of Manugistics, a $2.6 million increase in amortization of intangibles and the $3.5 million restructuring charge.
     Operating income in our Retail reportable business segment increased to $11.2 million in third quarter 2006 compared to $10.6 million in third quarter 2005. The increase in operating income in this reportable business segment resulted primarily from a $7.8 million increase in service revenues and a 25% decrease in allocated sales and marketing costs based upon the pro rata share of software sales that came from this reportable business segment, substantially offset by a $4.1 million decrease in product revenues, a $4.5 million increase in maintenance and service revenue costs and an 11% increase in product development costs.
     Operating income in our Manufacturing and Distribution reportable business segment increased to $11.7 million in third quarter 2006 compared to $2.3 million in third quarter 2005. The increase resulted primarily from increases in product and service revenues of $21.3 million and $6.2 million, respectively, offset in part by an $7.9 million increase in maintenance and service revenue costs, a 219% increase in allocated sales and marketing costs based upon the pro rata share of software sales that came from this reportable business segment, and a 162% increase in product development costs.
     All customers in the Services Industries reportable business segment are new to JDA and represent the former Revenue Management business acquired from Manugistics. This reportable business segment incurred an initial loss $819,000 in third quarter 2006 on total revenues of $2.7 million, total costs of revenue of $2.6 million, and $936,000 in operating costs for product development and sales and marketing activities.
     The combined operating income reported in the reportable business segments excludes $17.6 million and $8.2 million of general and administrative expenses and other charges in third quarter 2006 and 2005, respectively, that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segments.
Change in Fair Value of Series B Preferred Stock Conversion Feature
     We recorded a non-cash charge of $1.1 million in the three months ended September 30, 2006 to reflect the change in the fair value of the Series B Preferred Stock conversion feature from July 5, 2006 to September 30, 2006..

Income Tax Provision
     A summary of the income tax provision recorded in the three months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended
	September 30,
	2006	2005
Income before income tax provision	$191	$5,434
Effective tax rate	164.9%	36.5%
Income tax provision at effective tax rate	315	1,981
Less discrete tax item benefits:
Changes in estimate	24	(177)
Changes in foreign statutory rates	—	(119)

Total discrete tax item benefits	24	(296)

Income tax provision	$339	$1,685

     The income tax provision in the three months ended September 30, 2006 and 2005 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during the three months ended September 30, 2006 and 2005 of $166,000 and $101,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in-capital. The effective tax rate is higher for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 due to the non-deductibility of the expense for the change in fair value of the conversion feature of the Series B Preferred Stock.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
     The impact of the Manugistics acquisition on our product and service revenues in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 is summarized in Significant Trends and Developments in Our Business where we provide tables that summarize (i) the various components of revenue with and without Manugistics, (ii) software license results by region with and without Manugistics, and (iii) software license results by reportable business segment with and without Manugistics.
Product Revenues
Software Licenses.
     Retail. Software license revenues in this reportable business segment, which include $572,000 in software license revenues from the Manugistics product lines, decreased 44% in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Excluding the impact of Manugistics, software license revenues in this reportable business segment decreased 45% in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to a decrease in the number of large transactions of ≥ $1.0 million and a 56% decrease in average selling price on such transactions. The nine months ended September 30, 2006 included four large transactions of ≥ $1.0 million compared to five large transactions of ≥$1.0 million in the nine months ended September 30, 2005 which included one unusually large multi-million dollar transaction with multiple Transaction Systems and SSDM Solutions.
     Manufacturing & Distribution. Software license revenues in this reportable business segment, which include $2.6 million in software license revenues from the Manugistics product lines, increased 32% in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Excluding the impact of Manugistics, software license revenues in this reportable business segment increased 5% in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, excluding the impact of Manugistics primarily due to an increase in follow-on sales to existing customers that expanded the scope of existing licenses.
     Services Industries. The increase in software license revenues in this reportable business segment in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 resulted entirely from sales of SSDM Solutions to customers of the Revenue Management business acquired from Manugistics. The majority of the software revenue in this reportable business segment is subject to contract accounting and the benefit of revenue deferred prior to the Manugistics acquisition was not brought forward in purchase accounting.
     Regional Results. Software license revenues in the Americas region, which include $1.5 million in software license revenues from the Manugistics product lines, decreased 40% in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Excluding the impact of Manugistics, software license revenues in the Americas region decreased 45% due primarily to a decrease in large transactions ≥$1.0 million. Software license revenues in the Americas region for the nine months ended September 30, 2006 include one large transaction ≥$1.0 million compared to three large transactions ≥$1.0 million in the nine months ended September 30, 2005, one of which was unusually large multi-million dollar transaction that included multiple Transaction Systems and SSDM Solutions. In addition, there was a 47% decrease in the number of new software license deals ≥$1.0 million in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, together with a 6% decrease in average sales price on these transactions. Software license revenues in the European region, which include $1.1 million in software license revenues from the Manugistics product lines, decreased 8% in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Excluding the impact of Manugistics, software license revenues in the European region decreased 20% due to a decrease in follow-on sales to existing customers that expand the scope of existing licenses and a 29% decrease in the number of new software license deals ≥$1.0 million. Both nine month periods included one large transaction ≥$1.0 million and the average sales price on transactions in the region were consistent between periods. Software license revenues in the Asia/Pacific region, which include $559,000 in software license revenues from the Manugistics product lines, increased 30% in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Excluding the impact of Manugistics, software license revenues in the Asia/Pacific region increased 14% due to a 100% increase in the number of new software license deals ≥$1.0 million in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, together with a 59% increase in average sales price on these transactions. We recorded two large transactions of ≥$1.0 million in the Asia/Pacific region in the nine months ended September 30, 2006 compared to one large transaction of ≥$1.0 million in the nine months ended September 30, 2005.
     Maintenance Services. Maintenance services revenues, which include $21 million from the Manugistics product lines, increased 34% in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Excluding the impact of Manugistics, maintenance services revenues increased 1% due to an increase in maintenance on new software license sales, offset in part by attrition in our maintenance base and a $194,000 unfavorable foreign exchange impact. The retention rate in our maintenance base remains at our historical annual rate of approximately 94% to 95%. New maintenance revenues have been impacted during 2006 by lower software license sales.
Service Revenues
     Service revenues include consulting services, hosting services, training revenues, net revenues from our hardware reseller business and reimbursed expenses. Service revenues, which include $12.5 million from the Manugistics product lines, increased 33% in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Excluding the impact of Manugistics, services revenues increased 10% due to an increase in consulting services revenue and improved utilization rates in the Americas region, due primarily to a large multi-product implementation and reductions in non-billed hours in the United States, offset in part by flat to lower utilization rates and consulting services revenue in the Europe and Asia/Pacific regions. Hosting revenues decreased 47% to $1.4 million in the nine months ended September 30, 2006 from $2.7 million in the nine months ended September 30, 2005 due to the loss of a large customer as a result of their merger, and net revenues from our hardware reseller business decreased 80% to $227,000 in the nine months ended September 30, 2006 from $1.2 million in the nine months ended September 30, 2005.
     Fixed bid consulting services work represented 12% of total consulting services revenue in the nine months ended September 30, 2006 compared to 15% in the nine months ended September 30, 2005.
Cost of Product Revenues
     Cost of Software Licenses. The decrease in cost of software licenses in nine months ended September 30, 2006 compared to the nine months ended September 20, 2005 resulted primarily from sales of certain of our Transaction Systems and SSDM Solutions that incorporate functionality from third party software providers and require the payment of royalties, offset in part by a $350,000 decrease in costs associated with certain third party software applications that we resell.
     Amortization of Acquired Software Technology. The increase in amortization of acquired software technology in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 resulted primarily from the software technology acquired from Manugistics, offset in part software technology related to the Arthur Suite of products that has now been fully amortized.
     Cost of Maintenance Services. The increase in cost of maintenance services in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 resulted from an 18% increase in average headcount resulting from the acquisition of Manugistics and the transfer of product development resources to our customer support organization to support the move of certain of our legacy products to the Customer Directed Development (“CDD”) organization structure, and as a result of $600,000 in charges taken in second quarter 2006 associated with the resolution of certain customer-specific support issues.
Cost of Service Revenues
     The increase in cost of service revenues in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 resulted from a 9% increase in average services headcount, primarily from the acquisition of Manugistics, a $4.6 million increase in outside contractor costs for ongoing consulting projects in the United States, a $2.0 million increase in reimbursed expenses, and a $353,000 decrease in cost transfers out to other departments for consulting services and training employees who were used to support presales, product development and customer support activities, offset in part by the deferral of $587,000 in consulting costs on a large implementation project in the United States for which revenue recognition has been withheld, and a $296,000 decrease in training costs.
Gross Profit
     The increase in gross profit dollars in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 resulted primarily from the $36.7 million revenue contribution from Manugistics and higher service revenue margins, offset in part by related increases in average headcount in our customer support and consulting services organizations. The gross margin percentage decreased to 57% in the nine months ended September 30, 2006 compared to 60% in the nine months ended September 30, 2005. This decrease results from the lower mix of software license revenues.
     The increase in service revenue margins in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 resulted primarily from the 33% increase in service revenues, the deferral of $587,000 in consulting costs on a large implementation project in the United States for which revenue recognition has been withheld, and a $296,000 decrease in training costs, offset in part by a 9% increase in average services headcount primarily from the acquisition of Manugistics, a $4.6 million increase in outside contractor costs for ongoing consulting projects in the United States and a $353,000 decrease in cost transfers out to other departments for consulting services and training employees who were used to support presales, product development and customer support activities.
Operating Expenses
     Operating expenses, excluding amortization of intangibles and restructuring charges, increased $11.3 million, or 14% in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, and represented 50% and 51% of total revenues in each period, respectively. The increase in operating expenses resulted primarily from the increase in average headcount from the acquisition of Manugistics, an increase in costs related to the use of outside contractors to assist in development activities, higher travel, training, legal and accounting costs related to the integration of Manugistics and a decrease in capitalized costs related to the development of internal systems, offset in part by a lower bad debt provision.
     Product Development. The increase in product development expense in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 resulted from a 14% increase in average product development headcount, primarily from the acquisition of Manugistics, which resulted in higher salaries, benefits, incentive compensation, travel, training and occupancy costs, a $926,000 increase in outside contractor costs to assist in the development of our PortfolioEnabled solutions, offset in part by the transfer of product development resources to the customer support organization to support the move of certain of our legacy products to the CDD organization structure.
     Sales and Marketing. The increase in sales and marketing expense in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 resulted from a 28% increase in average headcount, primarily from the acquisition of Manugistics, which resulted in higher salaries, benefits, travel, marketing and public relation costs, offset in part by a $2.5 million decrease in incentive compensation due to lower software license revenues and a $452,000 decrease in utilization of consulting services employees in presales activities.

     General and Administrative. The increase in general and administrative expenses in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 resulted from a 13% in average headcount, primarily from the acquisition of Manugistics, which resulted in higher salaries, benefits, travel, training and occupancy costs. We also had an $883,000 increase in legal and accounting costs as a result of the larger combined company, a $760,000 decrease in capitalized costs associated with our major system initiatives, and a $452,000 increase in stock-based compensation. These increases were offset in part by a $1.5 million decrease in our bad debt provision.
     Amortization of Intangibles. The increase in amortization of intangibles in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 results primarily from $2.6 million in amortization on the customer list intangibles recorded in the acquisition of Manugistics.
     Restructuring Charges. We recorded restructuring charges of $4.0 million in the nine months ended September 30, 2006, including a $3.5 million charge in third quarter 2006 to facilitate the consolidation of existing JDA offices in the United Kingdom into the Manugistics office facility in Bracknell and a $521,000 charge in second quarter 2006 for termination benefits related to the restructure and elimination of certain accounting and administrative positions in Europe and Canada. We recorded a restructuring charge of $2.4 million in the nine months ended September 30, 2005 to complete the restructuring initiatives contemplated in our 2005 Operating Plan. This charge, which included $2.0 million in termination benefits for 44 FTE and $423,000 for net rentals remaining under existing operating leases on certain vacated facilities, is in addition to the $3.1 million restructuring charge recorded in fourth quarter 2004 which also included termination benefits and the negotiated buyout or net rentals remaining under existing operating leases on certain facilities that were vacated by December 31, 2004.
Operating Income
     Operating income decreased to $4.6 million in the nine months ended September 30, 2006 compared to $8.3 million in the nine months ended September 30, 2005. A 17% increase in total revenues, resulting primarily from the $36.7 million revenue contribution from Manugistics, was offset by the costs and expenses related to a 15% increase in average headcount including 677 employees added through the acquisition of Manugistics, the $2.6 million increase in amortization of intangibles and a $1.5 million increase in restructuring charges.
     Operating income in our Retail reportable business segment decreased to $21.3 million in the nine months ended September 30, 2006 compared to $25.9 million in the nine months ended September 30, 2005. The decrease in operating income in this reportable business segment resulted primarily from an $11.6 million decrease in product revenues, a 14% increase in product development costs and a $7.2 million increase in maintenance and service revenue costs, offset in part by a $13.1 million increase in service revenues and a 19% decrease in allocated sales and marketing costs based upon the pro rata share of software sales that came from this reportable business segment.
     Operating income in our Manufacturing and Distribution reportable business segment increased to $17.5 million in the nine months ended September 30, 2006 compared to $7.2 million in the nine months ended September 30, 2005. The increase resulted primarily from increases in product and service revenues of $20.7 million and $3.2 million, respectively, offset in part by an $6.2 million increase in maintenance and service revenue costs, a 77% increase in allocated sales and marketing costs based upon the pro rata share of software sales that came from this reportable business segment, and a 19% increase in product development costs.
     All customers in the Services Industries reportable business segment are new to JDA and represent the former Revenue Management business acquired from Manugistics. This reportable business segment incurred an initial loss $819,000 in the nine months ended September 30, 2006 on total revenues of $2.7 million, total costs of revenue of $2.6 million, and $936,000 in operating costs for product development and sales and marketing activities.
     The combined operating income reported in the reportable business segments excludes $33.2 million and $24.8 million of general and administrative expenses and other charges in the nine months ended September 30, 2006 and 2005, respectively, that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segments.
Change in Fair Value of Series B Preferred Stock Conversion Feature
     We recorded a non-cash charge of $1.1 million in the nine months ended September 30, 2006 to reflect the change in the fair value of the Series B Preferred Stock conversion feature from July 5, 2006 to September 30, 2006.

Income Tax Provision
     A summary of the income tax provision recorded in the nine months ended September 30, 2006 and 2005 is as follows:

	Nine Months Ended
	September 30,
	2006	2005
Income before income tax provision	$2,520	$10,162
Effective tax rate	45.2%	36.1%
Income tax provision at effective tax rate	1,139	3,666
Less discrete tax item benefits:
Changes in estimate	(33)	(1,221)
Change in foreign statutory tax rates	—	(318)

Total discrete tax item benefits	(33)	(1,539)

Income tax provision	$1,106	$2,127

          The income tax provision in the nine months ended September 30, 2006 and 2005 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during the nine months ended September 30, 2006 and 2005 of $254,000 and $181,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in-capital. The effective tax rate is higher for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 due to the non-deductibility of the expense for the change in fair value of the conversion feature of the redeemable Series B Preferred Stock.
Liquidity and Capital Resources
     We had working capital of $45.4 million at September 30, 2006 compared to $119.0 million at December 31, 2005. Cash, cash equivalents and marketable securities at September 30, 2006 were $56.9 million, a decrease of $54.6 million from the $111.5 million at December 31, 2005. The decrease in working capital and cash and cash equivalents and marketable securities resulted primarily from the $72.9 million in total cash expended to acquire Manugistics Group, Inc. (see Acquisition of Manugistics, Inc.) and the utilization of $35 million in excess cash balances in third quarter 2006 to repay a portion of the term loans entered into in connection with this acquisition, offset in part by $50 million in proceeds from the issuance of Series B Preferred Stock to funds affiliated with Thoma Cressey Equity Partners. Repayment of the $35 million in long-term borrowings will result in a savings of nearly $2.7 million in annual interest charges.
     Net accounts receivable were $72.6 million or 73 days sales outstanding (“DSO”) at September 30, 2006 compared to $36.9 million or 64 DSO at June 30, 2006 and $42.4 million or 69 DSO at December 31, 2005. We collected more than $83 million in receivables during third quarter 2006; however, the increase in DSO during third quarter 2006 was impacted by sequentially higher software sales and slower collection results in certain of our international regions. Our DSO results may fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenues that comes from software license sales which typically have installment payment terms, seasonality, shifts in customer buying patterns, the timing of customer payments and annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.
     Operating activities provided cash of $9.5 million in the nine months ended September 30, 2006 compared to $10.3 million in the nine months ended September 30, 2005. The principle sources of our cash flow from operations are typically net income adjusted for depreciation and amortization and bad debt provisions, collections on accounts receivable, and increases in deferred maintenance revenue. Cash flow from operations was lower in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to a $6.6 million decrease in net income, a $1.5 million decrease in the provision for doubtful accounts due to improved collection results, a $3.2 million larger net decrease in accounts payable and accrued expenses due to the one-time payoff of significantly aged accounts payable and accrued liabilities assumed in the acquisition of Manugistics, a $1.5 million larger decrease in deferred revenue, and a $900,000 larger increase in prepaid expenses and other current assets resulting from the pre-payment of certain post-acquisition royalty arrangements and insurance policies related to Manugistics. These decreases were offset in part by a $9.4 million larger net increase in collections on accounts receivable and a $2.2 million increase in depreciation and amortization primarily due to the customer list and developed technology intangible assets acquired from Manugistics and a $1.1 million change in the fair value of the Series B Preferred Stock conversion feature from July 5, 2006 to September 30, 2006.

     Investing activities utilized cash of $35.6 million in the nine month period ended September 30, 2006 and $2.0 million in the nine month period ended September 30, 2005. Net cash used in investing activities in the nine month period ended September 30, 2006 includes $72.9 million in net cash expended to acquire Manugistics and $4.1 million in capital expenditures, offset in part by $40.4 million in net proceeds from sales and maturities of marketable securities to generate cash to complete the acquisition of Manugistics and the final $1.2 million payment received on the promissory note receivable from Silvon Software, Inc. Net cash utilized by investing activities in the nine months ended September 30, 2005 includes $3.9 million in capital expenditures offset in part by $1.4 million in payments received on the Silvon note.
     Financing activities provided cash of $11.0 million in the nine months ended September 30, 2006 and utilized cash of $7.2 million in the nine months ended September 30, 2005. Financing activities in the nine month period ended September 30, 2006 include proceeds of $168.4 million from term loan borrowings, which are net of nearly $6.6 million of loan origination and other administrative fees, and the issuance of $50 million in Series B Preferred Stock to Thoma Cressey in connection with the acquisition of Manugistics (see Acquisition of Manugistics Group, Inc. under Significant Trends and Developments in Our Business for a complete discussion). We used the proceeds from the term loan borrowings and the Thoma Cressey equity investment, together with the companies’ combined cash balances at closing, to fund the cash obligations of the acquisition and to retire approximately $174 million of Manugistics’ existing debt which included 5% Convertible Subordinated Notes that were scheduled to mature in 2007 and various capital lease obligations. We utilized $35 million in excess cash balances in third quarter 2006 to repay a portion of the term loans. The term loan borrowings contain certain financial and other covenants. There can be no assurance that we will be able to comply with one or more of such covenants and other covenants of such term loans or, if we fail to comply with such covenants, that we will be able to obtain a waiver of any noncompliance with such covenants. Financing activities in the nine months ended September 30, 2005 include the repurchase of 747,500 shares of our common stock for $8.7 million under a stock repurchase program (see Treasury Stock Purchases). The activity in both periods includes proceeds from the issuance of common stock under our stock option plans.
     Changes in the currency exchange rates of our foreign operations had the effect of increasing cash by $984,000 in the nine months ended September 30, 2006 and reducing cash by $1.1 million in the nine months ended September 30, 2005. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the short-term foreign currency exchange exposure associated with foreign currency denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income, net, offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.
     Treasury Stock Purchases. In January 2005, our Board of Directors authorized a program to repurchase up to one million shares of our outstanding common stock on the open market or in private transactions at prevailing market prices during a one-year period ended January 26, 2006. The program was adopted as part of our revised approach to equity compensation, which emphasizes performance-based awards to employees and open market stock repurchases by the Company designed to mitigate or eliminate dilution from future employee and director equity-based incentives. During 2005, we repurchased a total of 747,500 shares of our common stock for $8.7 million under this program. There were no purchases under this program during the nine months ended September 30, 2006.
     During the nine months ended September 30, 2006, we repurchased 12,712 shares tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted shares under the 2005 Performance Incentive Plan. These shares were repurchased for $165,000 at prices ranging from $11.19 to $17.00 per share.
     Contractual Obligations. Operating lease obligations represent future minimum lease payments under non-cancelable operating leases with minimum or remaining lease terms at September 30, 2006. We lease office space in the Americas for 15 regional sales and support offices across the United States, Canada and Latin America, and for 17 other international sales and support offices located in major cities throughout Europe, Asia, Australia, and Japan. The leases are primarily non-cancelable operating leases with initial terms ranging from 12 months to 120 months that expire at various dates through the year 2012. None of the leases contain contingent rental payments; however, certain of the leases contain insignificant scheduled rent increases and renewal options. We expect that in the normal course of business some or all of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. In addition, we lease various computers, telephone systems, automobiles, and office equipment under non-cancelable operating leases with initial terms ranging from 12 to 75 months. Certain of the equipment leases contain renewal options and we expect that in the normal course of business some or all of these leases will be renewed or replaced by other leases.
     As of September 30, 2006, we had $140 million in borrowings under term loan agreements which are due in quarterly installments of $437,500 through July 5, 2013, with a final installment of $163.2 million due at maturity, and $1.5 million in convertible subordinated notes that were scheduled to mature in November 2007. Scheduled principal maturities on borrowings under term loan agreements and convertible subordinated notes over the next five years and thereafter are as follows; however we intend to use excess cash flow to accelerate the payment of the remaining long-term debt.

2006	$438
2007	$3,296
2008	$1,750
2009	$1,750
2010	$1,750
Thereafter	$132,562
     We believe our existing cash and cash equivalent balances, together with net cash provided from operations will provide adequate liquidity to meet our normal operating requirements for the foreseeable future. A major component of our positive cash flow will continue to be the collection of accounts receivable.
     Critical Accounting Policies
     We have identified the policies below as critical to our business operations and the understanding of our results of operations. There have been no changes in our critical accounting policies during the nine months ended September 30, 2006. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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

Goodwill is tested annually for impairment or more frequently if events or changes in business circumstances indicate the asset might be impaired, using a two-step process that compares the fair value of future cash flows under the “Discounted Cash Flow Method of the Income Approach” to the carrying value of goodwill allocated to our reporting units. There were no indications of impairment identified in the nine month period ended September 30, 2006 with respect to the goodwill in our reportable business segments.

Trademarks are tested annually for impairment, or more frequently if events or changes in business circumstances indicate the assets might be impaired, using the “Relief from Royalty Method of the Income Approach.” The premise of this valuation method is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the asset and assumes that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. Substantially all of our trademarks were acquired in connection with the acquisitions of E3 in 2001 and Manugistics in 2006. We have assigned indefinite useful lives to our trademarks, and ceased amortization, as we believe there are no legal, regulatory, contractual, competitive, economic, or other factors that would limit their useful lives. In addition, we intend to indefinitely develop next generation products under our trademarks and expect them to contribute to our cash flows indefinitely.

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

•	Product Development. The costs to develop new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established in accordance with SFAS No. 86. We consider technological feasibility to have occurred when all planning, designing, coding and testing have been completed according to design specifications. Once technological feasibility is established, any additional costs would be capitalized. We believe our current process for developing software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

Manugistics historically expensed software development costs as incurred in accordance with SFAS No. 86 until technological feasibility had been established, at which time such costs were capitalized until the product was available for general release to customers. The capitalized software development costs were amortized over future periods based on the estimated length of time the products were expected to be used and generally averaged in excess of $9 million per year. We have not historically capitalized any software development costs pursuant to our approach to software development that is discussed above. We have recorded a preliminary estimate of the fair value of acquired software technology from the Manugistics acquisition on the opening balance sheet of $24.5 million which will result in annual amortization of approximately $2.5 million.

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

•	Derivative Instruments and Hedging Activities. The Company accounts for derivative financial instruments in accordance with Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133“). We

use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under SFAS No. 133. The forward exchange contracts are recorded as assets or liabilities in our consolidated balance sheets and marked-to-market at the end of each reporting period, with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign denominated assets and liabilities.

On July 5, 2006, in connection with our acquisition of Manugistics, we issued 50,000 shares of a newly designation series of redeemable preferred stock, the Series B Convertible Preferred Stock (“Series B Preferred Stock”) for a total consideration of $50 million. Each share of Series B Preferred Stock is convertible, at the option of the holder in whole or in part, into 3,603,603 shares of common stock based on an agreed conversion rate of $13.875 (see Note 12). The conversion feature of the Series B Preferred Stock is considered an embedded derivative under the provisions of SFAS No. 133, and accordingly is accounted for separately from the Series B Preferred Stock. On the date of issuance, the estimated fair value of the conversion feature was $10.9 million, which was recorded as a liability and reduced the $50 million face value of the Series B Preferred Stock to $39.1 million. Pursuant to the guidance in Emerging Issues Task Force Topic D-98, Classification and Measurement of Redeemable Securities (“EITF Topic D-98”), the Series B Preferred Stock has been classified in the balance sheet between long-term debt and shareholders’ equity. At September 30, 2006 an adjustment of $10.9 million was made to increase the carrying amount of the Series B Preferred Stock to its redemption value of $50 million. In accordance with EITF Topic D-98, the increase in the carrying value of the Series B Preferred Stock is treated in the same manner as dividends on non-redeemable stock and charged to retained earnings. The increase in the carrying value of the Series B Preferred Stock reduces income applicable to common shareholders in the calculation of earnings per share (see Note 8). At each balance sheet date, we also adjust the carrying value of the conversion feature to its estimated fair value and recognize the change in fair value in our consolidated statements of income. We recorded a non-cash charge of $1.1 million in the three months ended September 30, 2006 to reflect the change in the fair value of conversion feature from July 5, 2006 to September 30, 2006, and as of September 30, 2006 the estimated fair value of the conversion feature was $12 million.
     On October 20, 2006, we filed a Certificate of Correction (the “Correction Certificate”) with the State of Delaware to correct an error in the Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc. that was filed with the State of Delaware on July 5, 2006. The Correction Certificate corrects the definition of cash redemption price to limit redemption to the liquidation value of $1,000 per share. After this change, the conversion feature no longer meets the bifurcation criteria in SFAS No. 133. Accordingly, we recorded an additional non-cash charge of $2 million in October 2006 to reflect the change in the fair value of the conversion feature from October 1, 2006 to October 20, 2006. With this adjustment the fair value of the conversion feature was $14 million at October 20, 2006. Pursuant to the tentative guidance in Emerging Issues Task Force Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133 (“EITF Issue No. 06-7”), we reclassified the $14 million estimated fair value of the conversion feature to retained earnings. The primary factor causing the change in the fair value of the conversion feature is the increase in our stock price from the close of the acquisition on July 5, 2006 to September 30, 2006 and from October 1, 2006 to October 20, 2006.
Other Recent Accounting Pronouncements
               In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 requires that a company use both a balance sheet approach (“iron curtain”) and an income statement approach (“rollover”) when quantifying misstatement amounts. The determination that an error is material in a current year that includes prior-year effects may result in the need to correct prior-year financial statements, even if the misstatement in the prior year or years is considered immaterial. When companies correct prior-year financial statements for immaterial errors, SAB 108 does not require previously filed reports to be amended. Rather, such correction may be made the next time the company files prior year financial statements. SAB is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We do not believe SAB 108 will have any material impact on our financial statements for the year ending December 31, 2006.
               In August 2006, the Securities and Exchange Commission issued final rules for Executive Compensation and Related Person Disclosure. The rules amend the existing disclosure requirements for executive and director compensation, related person transactions, director independence and other corporate governance matters and security ownership of officers and directors. The rules require disclosure of the compensation of the principal executive officer, the principal financial officer, and the other three most highly compensated executive officers in a tabular format including changes in pension benefits. Compensation disclosure requirements for directors have been expanded and now all compensation to each director must be disclosed in a separate summary compensation table. A compensation discussion and analysis disclosure will also be required for discussing the material factors underlying compensation policies and decisions. Companies must comply with these disclosure requirements in Forms 8-K filed on or after November 7, 2006 and Forms 10-K and proxies filed on or after December 15, 2006.
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
     Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 40% of our total revenues in the nine month period ended September 30, 2006, as compared to 41% and 40% in fiscal 2005 and fiscal 2004, respectively. In addition, the identifiable net assets of our foreign operations totaled 30% of consolidated net assets at September 30, 2006, as compared to 20% at December 31, 2005. The increase in identifiable assets at September 30, 2006 in our foreign operations results primarily from the acquisition of Manugistics and the allocation of related intangible asset values. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting unrealized foreign currency exchange gain of $1.3 million in the nine month period ended September 30, 2006 and an unrealized foreign currency exchange loss of $699,000 in the nine month period ended September 30, 2005.
     Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net working capital as of September 30, 2006 to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the September 30, 2006 rates would result in a currency translation loss of $3.6 million before tax. We use derivative financial instruments to manage this risk.
     We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under SFAS No. 133. The forward exchange contracts are recorded as assets or liabilities in our consolidated balance sheets and marked-to-market at the end of each reporting period, with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign denominated assets and liabilities.
     At September 30, 2006, we had forward exchange contracts with a notional value of $19.9 million and an associated net forward contract liability of $93,000. At December 31, 2005, we had forward exchange contracts with a notional value of $6.4 million and an associated net forward contract receivable of $117,000. The forward contract receivables or liabilities are included in prepaid expenses and other current assets or accrued expenses and other liabilities as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We prepared sensitivity analyses of the impact of changes in foreign currency exchange rates on our forward exchange contracts at September 30, 2006. Based on the results of these analyses, a 10% adverse change in all foreign currency rates from the September 30, 2006 rates would result in a net forward contract liability of $1.7 million that would increase the underlying currency translation loss on our net foreign assets. We recorded a foreign currency exchange loss of $148,000 in the nine months ended September 30, 2006 and a foreign currency exchange loss of $263,000 in the nine months ended September 30, 2005.
     Interest rates. We have historically invested our cash in a variety of financial instruments denominated in U.S. dollars, including bank time deposits and variable and fixed rate obligations of the U.S. Government and its agencies, states, municipalities, commercial paper and corporate bonds, and have classified all of our investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on our investments is reflected in our financial statements under the caption “Other income, net.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have suffered a decline in market value due to a change in interest rates. We hold our investment securities for purposes other than trading. During second quarter of 2006, we liquidated substantially all of our investments through sales or maturities in order to generate cash to complete the acquisition of Manugistics on July 5, 2006. There were no securities held as of September 30, 2006.
     We are exposed to interest rate risk in connection with our long-term debt which provides for quarterly interest payments at the London Interbank Offered Rate (“LIBOR”) + 2.25% (see Note 7). To manage this risk, we entered into an interest rate swap agreement in July 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. The interest rate swap agreement is effective through October 5, 2009.
Item 4: Controls and Procedures
     Disclosure controls and procedures. During and subsequent to the reporting period, and under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”) as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on September 30, 2006 were effective to ensure that information required to be disclosed in our reports to be filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     Internal control over financial reporting. The term “internal control over financial reporting” is defined under Rule 13a-15(f) of the Act and refers to the process of a company that is designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements. There were no changes in our internal controls over financial reporting during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          On August 11, 2006, a shareholder derivative complaint was filed in the Superior Court of the State of Arizona for the County of Maricopa by John Liu, an alleged shareholder of JDA, against certain current and former directors and officers of JDA, with JDA as a nominal defendant, case number CV2006-052423. The complaint alleges that the defendant directors and officers backdated stock option grants during the period from 1997 through 2000, and again in 2002. The complaint asserts claims for breach of fiduciary duty and unjust enrichment. It seeks to recover unspecified money damages, disgorgement of the challenged options and any proceeds, equitable relief and attorneys’ fees and costs. On September 25, 2006, the Company filed a motion to dismiss the case on the grounds that Liu failed to allege facts sufficient to establish his standing to proceed derivatively on behalf of JDA, his claims are barred by the statute of limitations and he has failed to allege a claim upon which relief may be granted. The Company also filed a motion to stay discovery. On October 10, 2006, Liu filed an amended complaint and opposed JDA’s motion to dismiss arguing the amended complaint mooted JDA’s motion. Liu also filed an opposition to the motion to stay discovery. On October 25, 2006, JDA filed a reply in support of its motion to dismiss arguing that the amended complaint failed to cure the deficiencies in the original complaint and, therefore, the case should be dismissed. JDA also filed a reply in support of its motion to stay discovery. On October 30, 2006, the Company filed a motion to dismiss the amended complaint on the same grounds it moved to dismiss the original complaint. The court has set the motion to dismiss the original complaint and the motion to stay discovery for hearing on December 8, 2006. No hearing has been set yet for the motion to dismiss the amended complaint. We believe the case lacks merit and intend to vigorously defend against it.
          We are involved in other legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not currently believe the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.
Item 1A. Risk Factors
          We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition, results of operations or the market price of our stock. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2006 and for the three months then ended contained elsewhere in this Form 10-Q.
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
Our Gross Margins May Vary Significantly Or Decline
          Because the gross margins on product revenues (software licenses and maintenance services) are significantly greater than the gross margins on consulting services revenue, our combined gross margin has fluctuated from quarter to quarter and it may continue to fluctuate significantly based on revenue mix. Economic conditions and long-term replacement cycles have negatively impacted demand for the implementation of products with longer implementation timeframes, specifically Transaction Systems, for an extended period of time. Although we have seen indications in recent quarters that demand for Transaction Systems may be returning, we believe that overall demand continues to be greater for products that have a higher short term ROI and a lower total cost of ownership with less disruption to the underlying business of our customers. Most of our current implementations are for certain Strategic Supply and Demand Management Solutions that have shorter implementation timeframes and most of the software demand in recent years has been for these products. Depressed sales of Transaction Systems have in the past and may in the future have a corollary negative impact on our service revenues as consulting services revenue typically lags the performance of software revenues by as much as one year. In addition, gross margins on consulting services revenue vary significantly with the rates at which we utilize our consulting personnel, and as a result, our overall gross margins will be adversely affected when there is not enough sufficient demand for our consulting services. We may face some constraints on our ability to adjust consulting service headcount and expense to meet demand, due in part to our need to retain consulting personnel with sufficient skill sets to implement and maintain our full set of products.
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
There May Be An Increase In Customer Bankruptcies Due To Weak Economic Conditions
          We have in the past and may in the future be impacted by customer bankruptcies that occur in periods subsequent to the software license sale. During weak economic conditions there is an increased risk that certain of our customers will file bankruptcy. When our customers file bankruptcy, we may be required to forego collection of pre-petition amounts owed and to repay amounts remitted to us during the 90-day preference period preceding the filing. Accounts receivable balances related to pre-petition amounts may in certain of these instances be large due to extended payment terms for software license fees, and significant billings for consulting and implementation services on large projects. The bankruptcy laws, as well as the specific circumstances of each bankruptcy, may severely limit our ability to collect pre-petition amounts, and may force us to disgorge payments made during the 90-

day preference period. We also face risk from international customers that file for bankruptcy protection in foreign jurisdictions, in that the application of foreign bankruptcy laws may be more difficult to predict. Although we believe that we have sufficient reserves to cover anticipated customer bankruptcies, there can be no assurance that such reserves will be adequate, and if they are not adequate, our business, operating results and financial condition would be adversely affected.
We Have Invested Heavily In Migrating Many Of Our Products To The PortfolioEnabled Platform
          We are developing our next generation PortfolioEnabled solutions based upon modern service oriented architecture technologies. The initial PortfolioEnabled solutions may not offer every capability of their predecessor products but will offer other advantages such as an advanced technology platform. Further, the PortfolioEnabled products do offer some capabilities that go beyond the current generation products they are replacing, and as a result, we believe they offer features and functionality that will be competitive in the marketplace. Sales cycles to new customers tend to be more elongated than those to existing customers who already have contracts in place with us and prior experience with our products. We will continue selling the equivalent Portfolio Synchronized versions of these products until the new PortfolioEnabled solutions have achieved critical mass in the marketplace and the demand for the Portfolio Synchronized versions has diminished.
The risks of our commitment to the PortfolioEnabled Platform include, but are not limited to, the following:
•	The possibility that it may be more difficult than we currently anticipate to develop our products for the PortfolioEnabled Platform, and we could incur costs in excess of our projections to complete the planned transition of our product suite;

•	The difficulty our sales organization may encounter in determining whether to propose the Portfolio Synchronized products or the next generation PortfolioEnabled products based on the .Net Platform to current or prospective customers;

•	The possibility that our PortfolioEnabled Platform beta customers will not become favorable reference sites;

•	Adequate scalability of the PortfolioEnabled Platform for our largest customers;

•	The possibility we may not complete the transition to the PortfolioEnabled Platform in the time frame we currently expect;

•	The possibility that prospective customers may be reluctant to purchase Portfolio Synchronized products because of concerns about the long-term direction of such products;

•	The ability of our development staff to learn how to efficiently and effectively develop products using the object oriented technologies;

•	Our ability to transition our customer base onto the PortfolioEnabled Platform when it is available;

•	The possibility that it may take several quarters for our consulting and support organizations to be fully trained and proficient on this new technology and as a result, we may encounter difficulties implementing and supporting new products or versions of existing products based on the PortfolioEnabled Platform;

•	We may be required to supplement our consulting and support organizations with PortfolioEnabled proficient resources from our product development teams to support early PortfolioEnabled implementations which could impact our development schedule for the release of additional PortfolioEnabled products;

•	Microsoft’s ability to achieve market acceptance of its technologies;

•	Delays in Microsoft’s ability to commercially release necessary components for deployment of our applications; Microsoft’s continued commitment to enhancing and marketing the .Net and SQL Server 2005 platforms; and

•	Our ability to successfully integrate our products with acquired products not developed on the PortfolioEnabled Platform.
          The risk associated with developing products that utilize new technologies remains high. Despite our increasing confidence in this investment and our efforts to mitigate the risks of the PortfolioEnabled Platform project, there can be no assurances that our efforts to migrate many of our current products and to develop new PortfolioEnabled solutions will be successful. If the PortfolioEnabled Platform project is not successful, it likely will have a material adverse effect on our business, operating results and financial condition.
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
It May Be Difficult To Identify, Adopt And Develop Product Architecture That Is Compatible With Emerging Industry Standards
          The markets for our software products are characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. We continuously evaluate new technologies and when appropriate implement into our products advanced technology such as our current PortfolioEnabled Platform effort. However, if we fail in our product development efforts to accurately address in a timely manner, evolving industry standards, new technology advancements or important third-party interfaces or product architectures, sales of our products and services will suffer.
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
          Our software products are highly complex and sophisticated. As a result, they may occasionally contain design defects or software errors that could be difficult to detect and correct. In addition, implementation of our products may involve customer-specific configuration by third parties or us, and may involve integration with systems developed by third parties. In particular, it is common for complex software programs, such as our UNIX/Oracle, .Net and e-commerce software products, to contain undetected errors when first released. They are discovered only after the product has been implemented and used over time with different computer systems and in a variety of applications and environments. Despite extensive testing, we have in the past discovered certain defects or errors in our products or custom configurations only after our software products have been used by many clients. For example, we will likely continue to experience undetected errors in our PortfolioEnabled applications as we begin to implement them at early adopter customer sites. In addition, our clients may occasionally experience difficulties integrating our products with other hardware or software in their environment that are unrelated to defects in our products. Such defects, errors or difficulties may cause future delays in product introductions, result in increased costs and diversion of development resources, require design modifications or impair customer satisfaction with our products.
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
          There is also a risk that it may take several quarters for our consulting and support organizations to be fully trained and proficient on the new PortfolioEnabled Platform and as a result, we may encounter difficulties implementing and supporting new products or versions of existing products based on the PortfolioEnabled Platform. In addition, we may be required to supplement our consulting and support organizations with PortfolioEnabled proficient resources from our product development teams to support early PortfolioEnabled implementations which could impact our development schedule for the release of additional PortfolioEnabled products. Significant problems implementing our software therefore, can cause delays or prevent us from collecting license fees for our software and can damage our ability to obtain new business. As a result of the headcount reductions taken in 2004 and 2005 to manage the utilization pressure from decreased demand for our services, we face the risk of constraints in our services offerings in the event of greater than anticipated licensing activity or more complex implementation projects.
Our Fixed-Price Service Contracts May Result In Losses
          We offer a combination of software products, consulting and maintenance services to our customers. Historically, we have entered into service agreements with our customers that provide for consulting services on a “time and expenses” basis. We believe our competitors may be offering fixed-price service contracts to potential customers in order to differentiate their product and service offerings. As a result, we may be required during negotiations with customers to enter into fixed-price service contracts which link services payments, and occasionally software payments, to implementation milestones. Fixed bid consulting services work represented 12% of total consulting services revenue in the nine months ended September 30, 2006 as compared to 14% in 2005 and 16% in 2004. If we are unable to meet our contractual obligations under fixed-price contracts within our estimated cost structure, our operating results could suffer.
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
We May Face Difficulties In Our Highly Competitive Markets
          We encounter competitive products from a different set of vendors in each of our primary product categories. We believe that while our markets are still subject to intense competition, the number of competitors in many of our application markets has decreased over the past five years. We believe the principal competitive factors in our markets are feature and functionality, product reputation and quality of referenceable accounts, vendor viability, retail and demand chain industry expertise, total solution cost, technology platform and quality of customer support.
          The enterprise software market continues to consolidate. Although the consolidation trend has resulted in fewer competitors in every significant product market we supply, it has also resulted in larger, new competitors with significantly greater financial, technical and marketing resources than we possess. This could create a significant competitive advantage over us and negatively impact our business. The consolidation trend is evidenced by our acquisition of Manugistics Group, Inc., Oracle’s acquisitions of Retek, ProfitLogic, Inc., 360Commerce, and Global Logistics Technologies, Inc. (G-LOG), and SAP AG’s acquisitions of Triversity, Inc. and Khimetrics, Inc. Oracle did not compete with our retail specific products prior to its acquisition of Retek and although this acquisition has not significantly impacted our near-term strategy, it is difficult to estimate what effect this acquisition will ultimately have on our competitive environment. We have encountered competitive situations with Oracle in certain of our international markets where, in order to encourage customers to purchase their retail applications, we suspect they have offered to license their database applications at no charge. We have also encountered competitive situations with SAP AG where, in order to encourage customers to purchase licenses of its non-retail applications and gain retail market share, they have offered to license at no charge certain of its retail software applications that compete with the JDA Portfolio products. If large competitors such as Oracle and SAP AG and other large private companies are willing to license their retail and/or other applications at no charge it may result in a more difficult competitive environment for our products. In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the retail supply chain market. We cannot guarantee that we will be able to compete successfully for customers or acquisition targets against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.
We Are Dependent Upon The Retail Supply Chain
          Historically, we have derived over 75% of our revenues from the license of software products and the performance of related services to retail customers. This percentage decreased as expected to 54% and 68% in the three and nine months ended September 30, 2006, respectively with the acquisition of Manugistics. However, since many of manufacturing and distribution customers acquired from Manugistics directly or indirectly supply products to the retail industry, the success of most of our customers is directly linked to general economic conditions as well as those of the retail industry. In addition, we believe that the licensing of certain of our software products involves a large capital expenditure, which is often accompanied by large-scale hardware purchases or other capital commitments. As a result, demand for our products and services could decline in the event of instability or potential downturns.
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
There Are Many Risks Associated With International Operations
          International revenues represented 40% of our total revenues in the nine months ended September 30, 2006 as compared to 41% and 40% of total revenues in 2005 and 2004, respectively. If our international operations grow, we may need to recruit and hire new consulting, sales and marketing and support personnel in the countries in which we have or will establish offices. Entry into new international markets typically requires the establishment of new marketing and distribution channels as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. In addition, the opening of a new office typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. If we are less successful in a new market than we expect, we may not be able to realize an adequate return on our initial investment and our operating results could suffer. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, that we will be successful at hiring, training or retaining such personnel or that we can expand or contract our international operations in a timely, cost effective manner. If we have to downsize certain international operations, the costs to do so are typically much higher than downsizing costs in the United States, particularly in Europe.
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
          We sold 50,000 shares of a new designated series of preferred stock (the “Series B Convertible Preferred Stock”) to funds affiliated with Thoma Cressey Equity Partners in connection with our acquisition of Manugistics Group, Inc. on July 5, 2006. The Series B Convertible Preferred Stock contain certain voting rights that require us to get approval of a majority of the holders if we want to take certain actions, including a change in control. These voting rights could discourage, delay or prevent a merger or acquisition that another stockholder may consider favorable.
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
We May Have Difficulty Integrating Acquisitions
          We continually evaluate potential acquisitions of complementary businesses, products and technologies, including those that are significant in size and scope. In pursuit of our strategy to acquire complementary products, we have completed ten acquisitions over the past eight years including the Arthur Retail Business Unit in June 1998, Intactix International, Inc. in April 2000, E3 Corporation in September 2001, substantially all the assets of Timera Texas, Inc. in January 2004, and Manugistics Group, Inc. in July 2006. The risks we commonly encounter in acquisitions include:
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
Specific Risk Factors relating to the acquisition of Manugistics Group, Inc.:
We May Be Unable To Successfully Integrate The Businesses of Manugistics With Our Own Businesses
          We may find it difficult to integrate the operations of Manugistics which will require significant efforts, including the coordination of product development, sales and marketing efforts, service and support activities and administrative operations. The combined company will have a large number of employees in widely dispersed operations in Arizona, California, Maryland, Europe, Asia Pacific, Latin America and other domestic and foreign locations, which will increase the difficulty of integrating operations. Key Manugistics personnel may leave the combined company because of the Merger. Manugistics customers, distributors or suppliers may terminate their arrangements with Manugistics or the combined company, or demand amended terms to these arrangements. The challenges involved in this integration include, but are not limited to, the following:
•	retaining existing customers and strategic partners of each company;

•	retaining and integrating management and other key employees of the combined company;

•	coordinating research and development activities to enhance introduction of new products and technologies, especially in light of rapidly evolving markets for those products and technologies;

•	effectively managing the diversion of management’s attention from business matters to integration issues;

•	combining product offerings and incorporating acquired software, technology and rights from the companies’ different technology platforms (.Net vs. Java) into the product offerings of the combined company effectively and quickly;

•	integrating sales efforts so that customers can do business easily with the combined company;

•	transitioning all facilities to a common information technology environment;

•	combining the business cultures of the two companies;

•	effectively offering products and services of two companies to each other’s customers;

•	anticipating the market needs and achieving market acceptance of our combined products and services;

•	bringing together the companies’ marketing efforts so that the industry receives useful information about the Merger, and customers perceive value in the combined company’s products and services;

•	customers may perceive that we have lost focus on their product(s) and that service levels may decrease, which may result in the cancellation of their maintenance contracts;

•	development and maintaining uniform standards, controls, procedures and policies; and

•	compliance with local law as we take steps to integrate and rationalize operations in a significant number of geographic locations.
The Merger May Fail To Achieve Beneficial Synergies
          We have identified significant synergies in the combined Company’s operations, selling, general and administrative infrastructure. Compared to JDA and Manugistics’ combined annual run-rate for cash, costs and expenses as of their most recently completed fiscal years ended December 31, 2005 and February 28, 2006, respectively, we have reduced the cost and expense structure of the combined company by over $40 million per annum in the first 90 days of operation. Approximately $5.4 million of this reduction is incentive compensation based and will diminish if software license performance improves. Achieving these anticipated synergies and the potential benefits underlying the two companies’ reasons for entering into the Merger will depend in part on the success of integrating the two companies’ operations. The integration is not yet complete and there are still risks to fully realizing these anticipated benefits. Risks from an unsuccessful integration of the companies include:
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
We Expect To Incur Significant Integration Costs Associated With The Merger
          We have provided reserves of $28 million in estimated costs to exit certain activities of Manugistics. In addition, the combined company may incur charges to operations, which are not currently estimable, in the following quarters, to reflect costs associated with integrating the two companies. There is no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the Merger. If the benefits of the Merger do not exceed the costs of integrating the businesses of JDA and Manugistics, the combined company’s financial results may be adversely affected.
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
     We believe that significant investments in research and development are required by the combined company to remain competitive, and that its ability to quickly develop and deliver products to the market is critical to the combined company’s success. The combined company’s future performance will depend in large part on its ability to enhance existing products through internal development and strategic partnering, internally develop new products that leverage both the combined company’s existing customers and sales force, and strategically acquire complementary retail point and collaborative solutions that add functionality for specific business processes to an enterprise-wide system. If clients experience significant problems with implementation of the combined company’s products or are otherwise dissatisfied with their functionality or performance, or if they fail to achieve market acceptance for any reason, the combined company’s market reputation could suffer, and it could be subject to claims for significant damages. Although the combined company’s customer agreements contain limitation of liability clauses and exclude consequential damages, there can be no assurances that such contract provisions will be enforced. Any such damages claim could impair the combined company’s market reputation and could have a material adverse effect on the combined company’s business, operating results and financial condition.
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
          Manugistics’ NetWORKS Demand and Fulfillment applications contain functionality that significantly overlaps with our Portfolio Replenishment Optimization by E3 (“PRO”) application, a PortfolioEnabled solution initially released in 2005. Based on our review of the similarities and unique advantages offered by these two products, we have determined that the most efficient integration plan will be to use the NetWORKS Demand and Fulfillment applications as our primary fulfillment solution due to the fact that they are more mature products with an established customer install base. Additional enhancements will be made to the NetWORKS Demand and Fulfillment applications that incorporate certain features and functionality that currently exist in PRO, resulting in a new Portfolio Demand and Fulfillment application. With this decision, we will no longer market the PRO application and have met with existing PRO customers to discuss their migration to the Portfolio Demand and Fulfillment applications. We will continue to market, support and enhance the Advanced Warehouse Replenishment by E3 and Advanced Store Replenishment by E3 applications.
The Combined Company Will Operate In A Very Competitive Environment
          The markets in which JDA and Manugistics compete are intensely competitive and characterized by large and consolidating competitors, rapidly changing technology and evolving standards. We expect the combined company will continue to experience vigorous competition from current competitors and new competitors, some of whom may have significantly greater financial, technical, marketing and other resources. Companies such as SAP AG, Oracle Corporation, i2 Technologies, Logility, Inc. Manhattan Associates and SAS/Marketmax will compete with the combined company across a wide range of its enterprise software products, offering products competitive with our Transaction Systems and SSDM Solutions. Many other companies will compete in specific areas of the combined company’s business. In the market for consulting services, Accenture, IBM Global Services, Cap Gemini, Kurt Salmon Associates and Lakewest Consulting will compete with the combined company in consulting services that it provides.
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
Because A Significant Portion Of Our Total Assets Are Represented By Goodwill, Which Is Subject To Mandatory Annual Impairment Evaluations, And Other Intangibles, We Could Be Required To Write-Off Some Or All Of This Goodwill And Other Intangibles, Which May Adversely Affect The Combined Company’s Financial Condition And Results Of Operations

     We have accounted for the acquisition of Manugistics using the purchase method of accounting. A portion of the purchase price for this business has been allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation of the Merger. In addition, we have initially recorded $40.4 million of goodwill in our Retail reporting unit, $23.5 million of goodwill in our Manufacturing and Distribution reporting unit, and $3.4 million of goodwill in our Services Industry reporting unit. The purchase price allocation has not yet been completed. We are obtaining an independent third party appraisal of the intangible assets as of the transaction date to assist management in its valuation. In addition, we are still in the process of obtaining all information necessary to allocate the purchase price to the individual assets and liabilities. This could result in adjustments to the carrying value of the assets and liabilities acquired, the useful lives of intangible assets and the residual amount allocated to goodwill. The preliminary allocation of the purchase price is based on the best estimates of management and is subject to revision based on the final valuations and estimates of useful lives.
     If the combined company fails to perform at the projected rate of earnings prepared at the time of the acquisition, the intangible assets and goodwill recorded on this transaction may be impaired, and we would be required to write-off some or all of these assets in accordance with the Financial Accounting Standards Board’s Statement No. 142, Goodwill and Other Intangible Assets. Such adjustments could have a material adverse effect on the combined company’s business, operating results and financial condition.
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
Our Convertible Preferred Stock May Adversely Impact JDA And Our Common Stockholders Or Have A Material Adverse Effect On JDA.
     We have issued shares of Series B Preferred Stock in connection with the acquisition, the terms of which may have a material adverse effect on our financial condition and results of operations. With the filing of the Certificate of Correction on October 20, 2006, the Series B Preferred Stock has a liquidation preference in the amount of $50 million plus accrued and unpaid dividends, if any, which must be paid before common stockholders would receive funds in the event of liquidation, including some changes of control. In addition, we are required to redeem the shares of the Series B Preferred Stock in certain circumstances, including a change in control. We have also agreed not to issue securities senior to or on a par with the Series B Preferred Stock while the Series B Preferred Stock is outstanding, which could materially and adversely affect our ability to raise additional funds.

The Manugistics Product Development Center In India Poses Significant Risks
     In 2005, Manugistics opened a product development facility in Hyderabad, India and moved a substantial portion of its product development to India. We plan to retain and grow this facility. In addition, we maintain relationships with third parties in India to which we outsource a portion of our product development effort, as well as certain customer implementation and support services. We will likely continue to increase the proportion of our product development work being performed at our facility in India in order to increase product development resources and to take advantage of cost efficiencies associated with India’s lower wage scale. We may not achieve the cost savings and other benefits we anticipate from this program. We may not be able to find or retain sufficient numbers of developers with the necessary skill sets in India to meet our needs. Further, we have a heightened risk exposure to changes in the economic, security and political conditions of India as we invest greater resources in our India facility. Economic and political instability, military actions and other unforeseen occurrences in India could impair our ability to develop and introduce new software applications and functionality in a timely manner, which could put our products at a competitive disadvantage whereby we lose existing customers and fail to attract new customers.
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
Item 6. Exhibits — See Exhibits Index

JDA SOFTWARE GROUP, INC.
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDA SOFTWARE GROUP, INC.
Dated: November 9, 2006	By:	/s/ Kristen L. Magnuson
Kristen L. Magnuson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #		Description of Document

2.1**	—	Asset Purchase Agreement dated as of June 4, 1998, by and among JDA Software Group, Inc., JDA Software, Inc. and Comshare, Incorporated.

2.2##	—	Asset Purchase Agreement dated as of February 24, 2000, by and among JDA Software Group, Inc., Pricer AB, and Intactix International, Inc.

2.3###	—	Agreement and Plan of Reorganization dated as of September 7, 2001, by and among JDA Software Group, Inc., E3 Acquisition Corp., E3 Corporation and certain shareholders of E3 Corporation.

2.4▲▲▲	—	Agreement and Plan of Merger by and between JDA Software Group, Inc., Stanley Acquisition Corp. and Manugistics Group, Inc. dated April 24, 2006.

2.5▲▲▲	—	Voting Agreement by and among JDA Software Group, Inc., Manugistics Group, Inc. and other parties signatory thereto dated as of April 24, 2006.

3.1####	—	Third Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated July 23, 2002.

3.2***	—	First Amended and Restated Bylaws of JDA Software Group, Inc.

3.3▲▲▲▲	—	Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA software Group, Inc filed with the Secretary of State of the State of Delaware on July 5, 2006.

3.4	—	Certificate of Correction filed to correct a certain error in the Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc. filed with the Secretary of State of the State of Delaware on July 5, 2006.

4.1*	—	Specimen Common Stock Certificate of JDA Software Group, Inc.

10.1*(1)	—	Form of Indemnification Agreement.

10.2*(1)	—	1995 Stock Option Plan, as amended, and form of agreement thereunder.

10.3ttt (1)	—	1996 Stock Option Plan, as amended on March 28, 2003.

10.4*(1)	—	1996 Outside Directors Stock Option Plan and forms of agreement thereunder.

10.5ttt (1)	—	Executive Employment Agreement between James D. Armstrong and JDA Software Group, Inc. dated July 23, 2002, together with Amendment No. 1 effective August 1, 2003.

10.6ttt (1)	—	Executive Employment Agreement between Hamish N. Brewer and JDA Software Group, Inc. dated January 22, 2003, together with Amendment No. 1 effective August 1, 2003.

10.7 (1)####	—	Executive Employment Agreement between Kristen L. Magnuson and JDA Software Group, Inc. dated July 23, 2002.

10.8ttt (1)	—	1998 Nonstatutory Stock Option Plan, as amended on March 28, 2003.

10.9 †††† (1)	—	JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.10†	—	1999 Employee Stock Purchase Plan.

10.11▲▲▲▲	—	Credit Agreement dated as of July 5, 2006, among JDA Software Group, Inc., Manugistics Group, Inc., Citicorp North America, Inc., Citibank, N.A., Citigroup Global Markets Inc. UBS Securities LLC and Wells Fargo Foothill, LLC and the Lenders named therein.

10.12**	—	Software License Agreement dated as of June 4, 1998 by and between Comshare, Incorporated and JDA Software, Inc.

10.13ttt	—	Purchase Agreement between Opus Real Estate Arizona II, L.L.C. and JDA Software Group, Inc. dated February 5, 2004.

10.14ttt (2)		Value-Added Reseller License Agreement for Uniface Software between Compuware Corporation and JDA Software Group, Inc. dated April 1, 2000, together with Product Schedule No. One dated June 23, 2000, Product Schedule No. Two dated September 28, 2001, and Amendment to Product Schedule No. Two dated December 23, 2003.

Exhibit #		Description of Document

10.15ttt (1)	—	JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 2004.

10.16tttt (1)		Non-Plan Stock Option Agreement between JDA Software Group, Inc. and William C. Keiper, dated March 4, 1999.

10.17***(1)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and Kristen L. Magnuson, amending certain stock options granted to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on September 11, 1997 and January 27, 1998.

10.18††(1)	—	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the From of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement).

10.19†††(1)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.20t(1)(3)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.21t (1)(3)	—	Form of Nonstatutory Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.22t (1) (4)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1995 Stock Option Plan.

10.23t (1)(5)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.24t (1)(6)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.25tt	—	Secured Loan Agreement between JDA Software Group, Inc. and Silvon Software, Inc. dated May 8, 2001, together with Secured Promissory Note and Security Agreement.

10.26#	—	Settlement Agreement and Release between JDA Software Group, Inc. and Silvon Software, Inc. dated November 30, 2004, together with Amended and Restated Secured Promissory Note and Amended and Restated Security Agreement.

10.27****	—	Second Amendment to Secured Loan Agreement between JDA Software Group, Inc. and Silvon Software, Inc. dated March 30, 2005, together with Second Amended and Restated Secured Promissory Note and Subordination Agreement between Silvon Software, Inc. and Michael J. Hennel, Patricia Hennel, Bridget Hennel and Frank Bunker.

10.28†††† (1)	—	Executive Employment Agreement between Christopher Koziol and JDA Software Group, Inc. dated June 13, 2005.

10.29▲ (1)	—	Restricted Stock Units Agreement between Christopher Koziol and JDA Software Group, Inc. dated November 3, 2005.

10.30▲ (1)	—	Form of Restricted Stock Unit Agreement to be used in connection with restricted stock units granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.31▲▲ (1)	—	Standard Form of Restricted Stock Agreement to be used in connection with restricted stock granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.32▲▲ (1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Hamish N. Brewer pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.33▲▲ (1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Kristen L. Magnuson pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

Exhibit #		Description of Document

10.34▲▲ (1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Christopher J. Koziol pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.35▲▲▲	—	Preferred Stock Purchase Agreement by and among JDA Software Group, Inc. and Funds Affiliated with Thoma Cressey Equity Partners Inc. dated as of April 23, 2006.

10.36▲▲▲	—	Registration Rights Agreement Between JDA Software Group, Inc. and Funds Affiliated With Thoma Cressey Equity Partners Inc. dated as of April 23, 2006.

14.1ttt	—	Code of Business Conduct and Ethics.

21.1•	—	Subsidiaries of Registrant.

31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

**	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1998, as filed on June 19, 1998.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.

****	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, as filed on May 10, 2005.

†	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, as filed on August 19, 1999.

††	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998.

†††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed on November 13, 1998.

††††	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 16, 2005, as filed on June 20, 2005.

#	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed on March 15, 2005.

##	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2000, as filed on March 1, 2000.

###	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2001, as filed on September 21, 2001.

####	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 12, 2002.

t	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.

tt	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, as filed on August 14, 2001.

ttt	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004.

tttt	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, as filed on May 10, 2004.

▲	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 28, 2005, as filed on November 3, 2005.

▲▲	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 16, 2006.

▲▲▲	Incorporated by reference to the Company’s Current Report on Form 8-K/A (Amendment No. 1) dated April 24, 2006, as filed on April 27, 2006.

▲▲▲▲	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 5, 2006, as filed on July 7, 2006.

•	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 9, 2006.

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(2)	Confidential treatment has been granted as to part of this exhibit.

(3)	Applies to James D. Armstrong.

(4)	Applies to Hamish N. Brewer.

(5)	Applies to Hamish N. Brewer.

(6)	Applies to Senior Executive Officers with the exception of James D. Armstrong and Kristen L. Magnuson.