Form 10-K
period 2006-12-31
JDA SOFTWARE GROUP INC
filed 2007-03-16
CIK 1006892

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act.  Yes ☐     No ☑

The approximate aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing sales price of such stock as reported by the NASDAQ Stock Market) on June 30, 2006 was $390,847,614. The number of shares of common stock, $0.01 par value per share, outstanding as of March 9, 2007 was 29,485,001.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference

Portions of the Proxy Statement for the registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K	Items 10, 11, 12, 13 and 14 of Part III

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

Overview

We are a leading provider of strategic supply and demand management software solutions. Our solutions enable our customers to achieve operating efficiencies and improved profitability by optimizing their supply, demand and inventory flows, and transportation, logistics, labor scheduling and revenue management. Our mission is to be the enduring demand and supply chain partner to the world’s retailers, manufacturers and suppliers by offering innovative and comprehensive solutions and uniquely qualified services and support. We offer our products globally to manufacturers, retailers and wholesalers/distributors and have developed an install base of over 5,400 customers worldwide. We have invested over $775 million in developed and acquired technology since 1996. We believe the quality and breadth of our product offerings promote customer loyalty and drive repeat business: approximately 70% of our sales are made to existing customers. As of December 31, 2006, we employed approximately 1,700 associates and conducted business from 31 offices in three geographic regions: the Americas (includes the United States, Canada, and Latin America), Europe (includes the Middle East and South Africa), and Asia/Pacific. Each region has separate management teams and reporting structures. Our corporate offices are located in Scottsdale, Arizona.

Market Background

Historically, the process by which goods are manufactured, distributed, and ultimately sold to consumers has been understood in terms of the supply chain, running forward from the suppliers of raw materials to the retail store, and the demand chain, extending back from the consumer to the retail store and its distribution centers. Providers of software solutions have focused on different vertical markets within these broad segments and attempted to help customers optimize the various processes relevant, in the case of the supply chain, to supplying goods to the retail outlet, and in the case of the demand chain, to selling and delivering goods to the ultimate consumer.

Throughout the supply and demand chains, businesses increasingly face new challenges created by global operations, changing preferences and higher customer sophistication. Consumer preferences can change rapidly and without notice, and intensified competition ensures that an organization’s production, inventory, distribution or allocation mistakes will be costly and their impact felt instantly in the market. In the new global marketplace, all processes involved in providing goods to the end consumer are ultimately driven by customer buying patterns and customer behavior. Manufacturers, suppliers and retailers all require the ability to quickly adjust their plans to changing market realities, and to collaborate to ensure timely delivery of the right products to the consumer at the right price. The retail and supplier community needs solutions that enable a common, shared view of the consumer signal throughout the supply and demand chain.

JDA Solution

Our products enable companies throughout the supply and demand chain to plan, manage and optimize their resources, operating efficiencies and financial results. Our customers can select among full transaction systems and targeted solutions to address their particular requirements.

We organize our solutions into two broad classes of functionality:

•	Transaction Systems that include corporate level merchandise operations systems, which enable retailers to manage their inventory, product mix, pricing and promotional execution and enhance the productivity and accuracy of warehouse processes; in-store systems, which provide retailers with point-of-sale and back office applications to capture, analyze and transmit certain sales, store inventory and other operational information to corporate level merchandise operations systems; and transportation and logistics management solutions, which are designed to enable global and other shippers, consignees, carriers, trading partners and logistics service providers to effectively manage the complexities of transportation and logistics, including multiple modes of transport such as by air, rail, sea and road.

•	Supply and Demand Optimization solutions (“SDO Solutions”) that include a comprehensive set of tools for advanced decision support and analysis covering planning, forecasting, manufacturing planning and scheduling, price and revenue optimization, inventory optimization, collaborative synchronization of inventory, distribution, production and material plans, category management and workforce management. SDO Solutions also include revenue management solutions that enable passenger travel companies, cargo carriers, hotel and resort companies, media networks, broadcast groups and cable companies to more accurately forecast future demand, optimize the allocation of capacity, maximize revenues and improve customer satisfaction. SDO Solutions are targeted at customers in each of our reportable business segments as described below.

JDA Business Segments

We organize and manage our operations across the following reportable business segments:

•	Retail. This reportable business segment includes all revenues related to Transaction Systems and SDO Solutions sold to retail customers, including Merchandise Operations Systems and In-Store Systems previously reported by JDA under the Retail Enterprise Systems and In-Store Systems reportable business segments.

•	Manufacturing and Distribution. This reportable business segment includes all revenues related to Transaction Systems and SDO Solutions sold to manufacturing and distribution companies, including consumer goods manufacturers, high tech organizations, oil and gas companies, automotive producers and other discrete manufacturers involved with government, aerospace and defense contracts. Transaction Systems sold to manufacturing and distribution customers include transportation and logistics management solutions acquired from Manugistics. This reportable business segment also includes collaborative specific solutions and certain SDO Solutions previously reported by JDA under the Collaborative Solutions reportable business segment.

•	Services Industries. This reportable business segment includes all revenues related to SDO Solutions sold to customers in service industries such as travel, transportation, hospitality, media and telecommunications. All customers in this reportable business segment are new to JDA and represent the former Revenue Management business acquired from Manugistics. The Services Industries segment is centrally managed by a team that has global responsibilities for this market.

Disclosures of certain financial information regarding our business segments and geographic regions is included in our consolidated financial statements as of December 31, 2006 and 2005, and for each of the years in the three — year period ended December 31, 2006, which are included elsewhere herein.

Business Opportunities and Growth Strategies

JDA has served the retail industry since 1985 and since 2000 we have gradually expanded into the consumer goods manufacturing and wholesale-distribution markets through strategic acquisitions. We acquired Manugistics

Group, Inc. (“Manugistics”) in July 2006. Manugistics focused on its core industry — consumer goods manufacturing — for more than 20 years and had only more recently begun to transition into the retail industry. When we acquired Manugistics, our stated goal was to establish leadership as the world’s premier provider of supply and demand chain planning, optimization and execution solutions. We believe the combination of the two companies creates a unique competitive position as no other software company is currently able to offer a similar breadth and depth of vertically focused solutions to the supply and demand chain markets. During our first six months of operations as a combined company, we have received positive feedback from customers regarding our supply and demand chain strategy and from industry analysts who have acknowledged our unique positioning in the markets we serve. AMR Research, an independent industry analyst with a special focus on the supply chain and ERP markets recently reported that “JDA has some unique assets for demand driven strategies. The company could very effectively launch a differentiated suite of both retail and consumer products companies.” They also observed that “Companies are investing in becoming demand driven and JDA could fill this large gap.”

Most of our customers today, whether they’re retailers, distributors or manufacturers, have already put the underlying transactional systems in place that were required to automate the basic manual tasks of buying and inventory management. These types of solutions provide companies with operational benefits and certain foundational information; however, they do not help improve the planning and optimization aspects of their business. We believe the ability to continually improve operating margins will be the next step for thousands of retail, manufacturing and distribution companies worldwide. To this end, we believe our market position and business opportunities are strong; we are the leading company that currently provides an established suite of solutions that address these additional and often complex business challenges. We also believe this market advantage will last for several years as our competitors attempt to replicate the sophisticated solutions that we are able to deliver today. In addition to our ongoing investments, we will focus on the following strategies to drive growth.

•	We will accelerate innovation in the products that we currently sell and our customers currently use. With the next major product release scheduled in first half 2007, we expect to deliver the first fully integrated application between the JDA and former Manugistics solutions. This solution offering will be delivered on the JDA Enterprise Architecture, a trend we expect to continue in our product development strategy (see Product Strategy);

•	We will increase our investment in business development to more effectively cover our customer base and promote cross-selling opportunities. We believe there are significant cross-selling opportunities for Manugistics’ advanced optimization solutions in our existing retail customer base and that Manugistics’ supply chain and revenue management solutions will enable us to significantly expand our presence with consumer goods manufacturers and wholesalers;

•	We have reorganized sales management in the Americas region and will promote a vertically focused, solution-based sales model. The sales effort in the region will focus on key industry-vertical markets including apparel/soft lines, grocery/drug, wholesale/distribution, specialty non-apparel/hard lines, transportation, store systems, collaboration and CPG manufacturing;

•	We are working to build partnerships with leading industry analysts and systems integrators to support our strategy. In addition, we will continue to develop a network of value-added reseller (“VAR”) relationships during 2007 to promote and support our solutions in each geographic region. We have also initiated a number of VAR relationships in certain countries where we do not want to go to market directly.

•	We believe there is a strong market for Transaction Systems in developing economies such as India, China and Eastern Europe, and that we are well positioned to benefit from this market dynamic.

Product Strategy

In January 2007, we announced that our future product offerings would be standardized on the Manugistics’ WebWORKS supply chain planning and optimization architectural platform which is based on the Java J2EE technology platform. Branded the JDA Enterprise Architecture, the new platform is the next evolution of the WebWORKS foundation and it will serve as the strategic platform upon which we will integrate and extend our existing applications. Over the past five years, we have pursued a strategy for delivering our solutions as a fully integrated suite, utilizing Microsoft .NET products and technologies to develop and manage the execution of the application programs. The decision to change our product development direction was made in order to (i) standardize our applications on a stable platform that has been successfully implemented at over 100 major customers and offers improved scalability, (ii) eliminate parallel development efforts and provide improved focus on incremental functionality for future development activities, (iii) reduce our annual investment in new product development, which has ranged from 31% to 38% of product revenues over the past three years and (iv) improve the ability of our sales force to position a technology platform that is proven and available now compared to a platform which was still evolving.

The JDA Enterprise Architecture is designed to support our advanced planning and optimization solutions via a common platform for user interfaces, master and operational data, security, exception management, workflow, analysis and reporting. The platform features the “grid computing facility,” which enables customers to solve their business challenges through parallel processing in any hardware configuration environment without limitation on the number of SKUs, time horizons or parameter settings. With the “grid computing facility” customers can model their complete supply chain without the need to make simplifying assumptions. We believe the JDA Enterprise Architecture will provide our customers with better visibility of key performance indicators and “one view” of demand across all enterprise planning and optimization activities thereby allowing more efficient and informed decisions in manufacturing, sourcing, supply chain planning, distribution, merchandising, logistics, promotions, replenishment and shelf optimization.

While Java J2EE will be our primary server technology platform, we will continue to leverage our existing investment in Microsoft technologies as appropriate. The Enterprise Planning application will not initially be impacted by our decision to standardize on the new architecture and we will continue to market it on the existing .NET Platform for the foreseeable future. We did, however, announce in fourth quarter 2006 that we would no longer market the Portfolio Replenishment Optimization (“PRO”) application and would use the Manugistics NetWORKS Demand and Fulfillment applications as our primary fulfillment solution. We intend to make additional enhancements to the NetWORKS Demand and Fulfillment applications to incorporate certain features and functionality that existed in PRO. We will continue to market, support and enhance the Advanced Warehouse Replenishment by E3 and Advanced Store Replenishment by E3 applications. We are currently able to deliver 20 different applications on the JDA Enterprise Architecture, all of which were acquired from Manugistics.

Product development expense for 2006, 2005 and 2004 was $56.3 million, $44.4 million and $52.8 million, respectively.

Investment Protection Program

We have established an Investment Protection Program (“IPP”) to protect our customers’ investment in JDA products as we migrate to new technology platforms. Under the IPP, existing customers are provided with the right to like-for-like functionality in a new technology platform without additional license fee subject to certain conditions including a requirement that the new solution has no more than minimal differences in price, features and functionality from the existing products. Customers will pay any required third party charges associated with the new technology platform.

Products

The classic demand chain begins with the customer and extends from the point-of-sale back to the retailers’ distribution center. The classic supply chain begins with the raw materials suppliers and extends forward through the distribution network. With the expanding complexities of today’s global economy, increased competitive imperatives, challenging new business models and increased customer sophistication, the movement towards a holistic perspective over the entire supply and demand chain is converging into what we refer to as the “Customer-Driven Value Chain.” We offer a complete, supply and demand chain industry-specialized suite of applications with the depth and breadth of capabilities necessary for enabling the Customer-Driven Value Chain — starting with one view of demand that drives each plan within an enterprise and across the extended value chain, synchronizing decisions from the manufacturer through distribution to the retail shelf. The following table provides a listing and brief description of the product lines we offer for the Customer-Driven Value Chain.

Solution Platform

Product Lines	Description

JDA Enterprise Architecture

• JDA Integrator • JDA Monitor	The JDA Enterprise Architecture provides a common platform for master and operational data, security, exception management, workflow, analysis and reporting. JDA Integrator facilitates the initial load of data, as well as the dynamic and daily data updates between JDA applications and to other third party or legacy systems. JDA Monitor enables a customer to monitor and manage pre-defined critical planning and event information.

Transaction Systems

Product Lines	Description

Merchandise Operations Systems

• Portfolio Merchandise Management • Merchandise Management System-I	The Merchandise Operations Systems applications manage inventory and the movement of merchandise through the Customer-Driven Value Chain including buying and receiving, counting, transferring between locations, customer sales and returns, and returning to vendor.
Store Systems
• JDA Point-of-Sale • Distributed Store System for Windows • JDA Back-of-Store • JDA Customer Relationship Management	The Store Systems applications provide point-of-sale functions including sales, returns, exchanges, layaways and special orders and visibility into merchandise operations systems; back office functions for inventory movement and transaction management; and a centralized repository for customer demographic and transaction information, target marketing, customer scorecarding and customer loyalty.
Transportation and Logistics Management
• JDA Transport • JDA Transport RFQ • JDA Carrier • JDA Freight Pay • JDA Delivery Management • JDA Routing	The Transportation Management applications enable shippers, carriers and transportation service providers to more effectively manage the complexities of a multi-modal logistics network. Functionality includes synchronization of the global movement of goods and information, automated freight payment processes, proactive management of supplier and carrier relationships and ability to generate an optimized plan based on real business constraints.

Supply and Demand Optimization Solutions

Product Lines	Description

Merchandise Planning
• JDA Enterprise Planning • JDA Size Scaling	The Merchandise Planning solution is a collaborative and configurable, workflow-driven planning solution that synchronizes all planning metrics, including sales, margins or turns, across functional organizations and reconciles them down the enterprise hierarchies. The solution supports and optimizes strategic financial and operating planning activities across the Customer-Driven Value Chain and provides a single, integrated solution for financial, merchandise, channel and key item planning to better manage inventory.
Space & Category Management
• Efficient Item Assortment by Intactix
• Space Planning by Intactix
• Floor Planning by Intactix
• Shelf Assortment by Intactix
• Intactix Knowledge Base
• Space Automation by Intactix
• Planogram Generator by Intactix
• JDA Channel Clustering
The Space and Category Management solution enables retailers and manufacturers to plan and execute category and merchandise plans designed to achieve demand-based precision merchandising. The solution tailors assortments for product launches and go-to-market strategies; increases movement at full retail while lowering carrying costs and decreasing out-of-stocks and excess inventory; and streamlines space and floor planning activities.
Price Optimization & Management
• Trade Event Management for Retail • VistaCPG • JDA Advertising and Promotion Management • JDA Markdown • JDA Precision Pricing • JDA Promotions	The Price Optimization & Management solution optimizes pricing (taking competitors’ pricing into account) and promotions planning and execution to generate maximum sales and margin dollars. The solution facilitates the determination of the best mix of price and promotion to help drive revenues; improves utilization of promotional dollars; optimizes the pricing and promotion process to reduce inventory costs while improving sell-through; and generates maximum value from end-of-life, end-of-season and excess inventory.
Demand
• JDA Demand • JDA Seasonal Profiling • JDA Demand Decomposition	The Demand solution leverages multiple forecasting algorithms and methodologies to drive forecast improvement across all types of products. The solution supports forecasting for different product sales behavior; responds to shifts in demand from new product introduction to end of life; and leverages multiple history streams, forecasting algorithms, promotional information and event data to improve forecast accuracy while minimizing inventory carrying costs and reducing lost sales.

Product Lines	Description
Allocation & Replenishment
• JDA Allocation
• Advanced Warehouse Replenishment by E3
• Advance Store Replenishment by E3
• Vendor Managed Inventory by E3
• Network Optimization by E3
• JDA Fulfillment
• JDA Inventory Policy Optimization
The Allocation & Replenishment solution provides a core replenishment solution for developing a highly accurate time-phased projection of all inventories, shipments and receipts in a multi-tiered distribution network, while leveraging the one view of demand. The solution optimizes order management and execution, account vendor minimums, truck/container sizes, price breaks, freight costs and optimal order quantities by item and across a vendor line; and manages product promotional, component, replacement and new item transitions.
Manufacturing & Supply Management
• JDA Strategy • JDA Master Planning • JDA Supply • JDA Order Promising • JDA Sequencing	The Manufacturing & Supply Management solution delivers a comprehensive demand-driven manufacturing planning and scheduling solution that addresses the challenges across process and discrete manufacturing. The solution enables business workflow and comprehensive analysis of supply and demand plans and the recommended actions from summary to detail; and drives material and capacity allocation to profitably fulfill prioritized customer demand at any level of the Customer-Driven Value Chain.
Contract Manufacturing
• JDA Maintenance Repair & Overhaul • JDA Make-to-Order • JDA Procurement Management	The Contract Manufacturing solution is specifically designed for enterprises engaged in standard and contract-oriented manufacturing and re-manufacturing. The solution provides production control, financial management and resource planning tools and the access to information needed to speed delivery, increase effective capacity and reduce costs in a discrete manufacturing or repair and overhaul operation; and facilitates better resource utilization and full life cycle support capability.
Workforce Management
• JDA Workforce Management	The Workforce Management application provide capabilities for budgeting, forecasting, scheduling, time and attendance, labor tracking, operations management, corporate reporting and workforce interaction via web portals.
Performance Management
• JDA Analysis & Discovery • JDA Reporting • JDA Analytics • Performance Analysis by IDEAS	The Performance Management solution delivers complete business intelligence capabilities, unifies business process workflow, integrates security and leverages preconfigured key performance indicators to help analyze and predict the impact of changes across the Customer-Driven Value Chain.

Product Lines	Description
Revenue Management
• JDA Airline Revenue & Price Optimization
• JDA Tour Revenue Optimizer
• JDA Rail Revenue Optimizer
• JDA Hospitality Revenue Optimizer
• JDA Cargo Revenue Optimizer
• JDA Optimal Placement Engine
• JDA Group Pricing
The Revenue Management solution is designed for the travel, transportation, hospitality and media industries. The solution enables airlines, railroads, cargo operators, hotels and tour operators to optimize capacity utilization and develop processes for using demand, pricing, revenue and capacity management to enhance revenues and gain competitive advantage.
Collaboration
• Marketplace Replenishment by E3 • JDA Collaborate • JDA Marketplace	The Collaboration solutions enable collaboration internally on supply chain decisions and externally with trading partners to streamline decision making throughout an extended network. The solutions enable real-time communication across the Customer-Driven Value Chain and facilitate the sharing of strategic, operational and tactical plans.

Customer Support Solutions

We offer a comprehensive customer support solutions program to help customers optimize their investment in our products. Our standard maintenance services agreement entitles customers to receive unspecified new product releases (exclusive of those that introduce significant new functionality), comprehensive error diagnosis and correction, global phone, email and internet support, a customer relationship management portal that provides 24/7 self-service for managing and reporting issues, and access to an online user community and searchable solution knowledge-base. The annual fees for our standard maintenance services agreements generally range from 15% to 20% of the software license fee. Customers have the option of choosing maintenance service programs that extend hours of coverage, incorporate support for custom configurations, or provide special attention through periods of high activity or upgrade processing. We also offer enhanced support services that provide customers with difficult to find technical skills, such as database administration, with an outsource alternative to help desk and other information technology services. In addition, we have a Platinum Support offering that includes 24×7 support for critical issues on certain of our products, annual strategic planning meetings, technical and functional health checks, and customized training. The vast majority of our customers have participated in one or more of our customer support solutions programs and we have historically realized a retention rate of approximately 95% in our installed customer base.

Customer Services

•	Consulting. Our consulting services group consists of business consultants, systems analysts and technical personnel with extensive retail, manufacturing, and wholesale industry experience. The consulting services group assists our customers in all phases of systems implementation, including program and project management, systems planning and design, organizational/process benchmarking reviews, customer-specific configuration of application modules, and on-site implementation or conversion from existing systems. We also offer a variety of post-implementation services designed to maximize our customers’ return on software investment, which include enhanced utilization reviews, business process optimization and executive strategic planning sessions. Our Business Performance Optimization service aligns and integrates business activities, organizational structure, performance measures and systems when there are changes in business strategy, mergers or acquisitions and organizational realignment. Our Optimize on Demand service takes the basic Space Planning by Intactix solution and expands it into a strategic category management offering. Consulting services are generally billed bi-weekly on an hourly basis or pursuant to the terms of a fixed price contract. In addition, we augment our services on large-scale implementations and extensive business process re-engineering projects with third-party business alliances, consulting firms and system integrators. Consulting engagements have typically ranged from one month for certain SDO Solutions to over two years for our larger Transaction Systems and SDO Solutions projects; however, the time required to complete a project can vary significantly based on the size of the customer and the number and type of applications being implemented.

•	Training. We offer a comprehensive education and training program for our customers, associates and business partners through our Business Management Institute (“BMI”) and maintain a full-time staff consisting of professional instructors and course developers. BMI services include multimodal process and solution training, role-based certification tracks, benchmarking surveys and services and best practice/business strategy information. BMI features a curriculum for each of our software solutions and prepaid training packages that range from basic overviews, implementation and technical/developer classes to business process education and key topics and techniques for the supply chain. Courses are offered primarily at our in-house classroom facilities in Scottsdale, Rockville, Atlanta, Bentonville, Chicago, Dallas, Bracknell and Singapore, and through customized on-site classes. In addition, we offer JDALearn.com, a web-based education alternative sold on a subscription basis, which provides online learning in areas such as replenishment and allocation, category management, space and floor planning, and merchandise planning. BMI has also developed a JDALearn Certification Track Program that provides users with defined curriculums and a bundled combination of instructor-led, web-based and virtual classroom experience that focuses on the industry role that bests suits their responsibilities. Role-based responsibilities include category management, space planning, merchandise planning, replenishment and allocation, host merchandising, framework technology, revenue management and workforce management.

•	Total Solutions Provider (“TSP”) Hosting Services. We offer several hosting and managed services programs on our applications. Our TSP programs ensure a fit tailored specifically to a customer’s business while delivering speed to market, convenience and cost-efficiency, whether the needs are as simple as hardware hosting or as substantial as complete JDA application management. With TSP, customers receive one monthly streamlined bill that combines hardware, network infrastructure, hosting, application support and optional technical services.

Sales and Marketing

We market our products and services primarily through our direct sales force. The direct sales force for the Americas region is based in Scottsdale, Arizona with 15 additional regional sales and support offices across the United States, Canada and Latin America. As of December 31, 2006, our international direct sales force is located in 15 sales and support offices in major cities throughout Europe, Asia, Australia, and Japan. We have created dedicated sales organizations in each of our geographic regions. At December 31, 2006, our global sales and marketing organization consisted of 219 employees including quota carrying sales representatives in the Americas, Europe and Asia/Pacific of 32, 18 and 16, respectively. We currently plan to increase our investment in the sales and marketing organization during 2007 to continue improvement in our sales coverage and execution. As part of this initiative, we are rebuilding the sales force dedicated to the Manufacturing and Distribution reportable business segment and will develop a program to more effectively communicate the value proposition of the combined JDA and Manugistics solutions offering to this large and important portion of our customer base.

A key driver for exploiting market opportunities in 2007 will be our ability to achieve a consistent awareness and support for our general solutions strategy. We are aggressively working to build partnerships with leading industry analysts and systems integrators to support our strategy. In addition, we will continue to develop a network of value-added reseller (“VAR”) relationships during 2007 to promote and support our solutions in each geographic region. We have also initiated a number of VAR relationships in certain countries where we do not want to go to market directly such as Korea and Russia.

Sales to new customers have historically required between three and nine months from generation of the sales lead to the execution of a software license agreement. Sales cycles are typically longer for larger dollar projects, large multi-national retail organizations and retailers in certain geographic regions. During the past three years, we have noted an increase in senior executives, boards of directors or significant equity investor approval requirements for larger dollar contracts that have lengthened the traditional time from lead generation to the execution of a software agreement. We believe our ability to offer a comprehensive portfolio of integrated software applications that can be installed independently or as a complete solution, has created increased cross-selling opportunities to existing customers.

Competition

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

We have two types of competitors: the first type being Oracle and SAP AG, two large horizontal software companies that have increased their presence in the retail marketplace over the past two years, and the second type being the smaller point solution providers who typically focus on limited solution areas. We believe that Oracle and SAP AG represent our more important long-term competitors as we expand our product offerings and compete head-to-head with them on broader system selection opportunities. We also expect Oracle and SAP AG to provide more aggressive competition for us due to the strength of their brands and market positions. It continues to be increasingly difficult to predict the buying patterns and purchase decisions of our customer base. We believe this is largely due to changes in the length and complexity of our sales cycle and the increased involvement of senior executives, boards of directors and significant equity investors in the decision to purchase enterprise software.

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

We license and integrate technology from third parties in certain of our software products. For example, we license the Uniface client/server application development technology from Compuware, Inc. for use in Portfolio Merchandise Management, certain applications from Silvon Software, Inc. for use in Performance Analysis by IDEAS, Cognos for use in JDA Reporting and JDA Analytics, and BEA Systems, Inc.’s WebLogic application for use in most of the applications acquired in the Manugistics transaction. Our third party licenses generally require us to pay royalties and fulfill confidentiality obligations. We also resell Oracle database licenses.

Our standard software license agreements contain an infringement indemnity clause under which we agree to indemnify and hold harmless our customers and business partners against liability and damages arising from claims of various intellectual property infringement by our products. These terms constitute a form of guarantee that is subject to the disclosure requirements, but not the initial recognition or measurement provisions of Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others.” We have never lost an infringement claim and our costs to defend such lawsuits have been insignificant. Although it is possible that in the future third parties may claim that our current or potential future software solutions infringe on their intellectual property rights, we do not currently expect a significant impact on our business, operating results, or financial condition.

Employees

As of December 31, 2006, we had 1,701 employees: 1,147 were based in the Americas region, 218 were based in Europe, and 336 were based in the Asia/Pacific region. Of the total, 219 were engaged in sales and marketing, 498 were in consulting services, 246 were engaged in client support services, 538 were in product development, and 200 were in administrative functions. We believe that our relations with our employees are good. We have never had a work stoppage and none of our employees are subject to a collective bargaining agreement.

We reduced our workforce by nearly 120 FTE in first quarter 2007, primarily in our product development function in Scottsdale, Arizona, in connection with our decision to eliminate parallel development efforts and standardize our future product offerings on the JDA Enterprise Architecture.

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

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition, results of operations or the market price of our stock. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2006 and for the twelve months then ended contained elsewhere in this Form 10-K.

Our quarterly operating results may fluctuate significantly, which could adversely affect the price of our stock

Because of the difficulty in predicting the timing of particular sales within any one quarter, we are providing annual guidance only. Our actual quarterly operating results have varied in the past and are expected to continue to vary in the future. Fluctuating quarterly results can affect our annual guidance. If our quarterly or annual operating results, particularly our software revenues, fail to meet management’s or analysts’ expectations, the price of our stock could decline. Many factors may cause these fluctuations, including:

•	The difficulty of predicting demand for our software products and services, including the size and timing of individual contracts and our ability to recognize revenue with respect to contracts signed in a given quarter, particularly with respect to our larger customers;

•	Changes in the length and complexity of our sales cycle, including changes in the contract approval process at our customers and potential customers that now require a formal proposal process, a longer decision making period and additional layers of customer approval, often including authorization of the transaction by senior executives, boards of directors and significant equity investors;

•	Competitive pricing pressures and competitive success or failure on significant transactions;

•	Customer order deferrals resulting from the anticipation of new products, economic uncertainty, disappointing operating results by the customer, management changes, corporate reorganizations or otherwise;

•	The timing of new software product and technology introductions and enhancements to our software products or those of our competitors, and market acceptance of our new software products and technology;

•	Lack of desired features and functionality in our individual products or our suite of products;

•	Changes in the number, size or timing of new and renewal maintenance contracts or cancellations;

•	Unplanned changes in our operating expenses;

•	Changes in the mix of domestic and international revenues, or expansion or contraction of international operations;

•	Our ability to complete fixed price consulting contracts within budget;

•	Foreign currency exchange rate fluctuations; and

•	Lower-than-anticipated utilization in our consulting services group as a result of increased competition, reduced levels of software sales, reduced implementation times for our products, changes in the mix of demand for our software products, mergers and consolidations within our customer base, or other reasons.

Charges to earnings resulting from past or future acquisitions or internal reorganizations may also adversely affect our operating results. Under purchase accounting, we allocate the total purchase price to an acquired company’s net tangible assets, amortizable intangible assets and in-process research and development based on their fair values as of the date of the acquisition and record the excess of the purchase price over those fair values as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. As a result, any of the following or other factors could result in material charges that would adversely affect our results:

•	Loss on impairment of goodwill and/or other intangible assets;

•	Changes in the useful lives or the amortization of identifiable intangible assets;

•	Accrual of newly identified pre-merger contingent liabilities, in which case the related charges could be required to be included in earnings in the period in which the accrual is determined to the extent it is identified subsequent to the finalization of the purchase price allocation; and

•	Charges to income to eliminate certain JDA pre-merger activities that duplicate those of the acquired company or to reduce our cost structure.

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

We may misjudge when software sales will be realized

Software license revenues in any quarter depend substantially upon contracts signed and the related shipment of software in that quarter. It is therefore difficult for us to accurately predict software license revenues. Because of the timing of our sales, we typically recognize the substantial majority of our software license revenues in the last weeks or days of the quarter, and we may derive a significant portion of our quarterly software license revenues from a small number of relatively large sales. In addition, it is difficult to forecast the timing of large individual software license sales with a high degree of certainty due to the extended length of the sales cycle and the generally more complex contractual terms that may be associated with such licenses that could result in the deferral of some or all of the revenue to future periods. Our customers and potential customers, especially for large individual software license sales, are requiring that their senior executives, board of directors and significant equity investors approve such sales without the benefit of the direct input from our sales representatives. As a result, our sales process is less visible than in the past and our sales cycle is more difficult to predict. Accordingly, large individual sales have sometimes occurred in quarters subsequent to when we anticipated. We expect to experience continued difficulty in accurately forecasting the timing of deals. If we receive any significant cancellation or deferral of customer orders, or we are unable to conclude license negotiations by the end of a fiscal quarter, our operating results may be lower than anticipated.

Economic, political and market conditions can adversely affect our revenue growth and profitability.

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

We may not receive significant revenues from our current research and development efforts.

Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. We have and expect to continue making significant investments in software research and development and related product opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will receive significant revenues from these investments.

Our decision to move to the JDA Enterprise Architecture may present new risks.

We are developing our next generation JDA Enterprise Architecture solutions based upon service oriented architecture technologies. The JDA Enterprise Architecture is the technical platform developed by Manugistics and is based on Java J2EE. We made a decision in January 2007 to use JDA Enterprise Architecture as our primary technology platform, rather than the Microsoft .NET platform that had been our primary technology platform for new product development. A significant factor in selecting the JDA Enterprise Architecture is that it is more mature than the Portfolio-Enabled platform we had been developing because Manugistics began its development efforts approximately two years before we began developing our Microsoft .NET based applications. As a consequence, there are already over 100 customers that have installed and are using the JDA Enterprise Architecture in production.

The risks of our commitment to the JDA Enterprise Architecture platform include, but are not limited to, the following:

•	The possibility that it may be more difficult than we currently anticipate to develop additional products for the JDA Enterprise Architecture platform, and we could incur costs in excess of our projections to complete the planned transition of our product suite;

•	The possibility that our sales organization may encounter difficulties in determining whether to propose existing products or the next generation JDA Enterprise Architecture products to current or prospective customers;

•	The possibility we may not complete the transition to the JDA Enterprise Architecture platform in the time frame we currently expect;

•	Our ability to transition our customer base onto the JDA Enterprise Architecture platform as additional products become available;

•	The possibility that it may take several quarters for our consulting and support organizations to be fully trained and proficient on this new technology and, as a result, we may encounter difficulties implementing and supporting new products or versions of existing products based on the JDA Enterprise Architecture platform;

•	We may be required to supplement our consulting and support organizations with JDA Enterprise Architecture proficient resources from our product development teams to support early JDA Enterprise Architecture implementations which could impact our development schedule for the release of additional JDA Enterprise Architecture products; and

•	Our long-term development activities on the Java J2EE technology platform may cause Microsoft to reduce their active support of JDA in the marketplace.

The risk associated with developing products that utilize new technologies remains high. Despite our increasing confidence in this investment and our efforts to mitigate the risks of the JDA Enterprise Architecture platform project, there can be no assurances that our efforts to migrate many of our current products and to develop new JDA Enterprise Architecture solutions will be successful. If the JDA Enterprise Architecture platform project is not successful, it likely will have a material adverse effect on our business, operating results and financial condition.

It may be difficult to identify, adopt and develop product architecture that is compatible with emerging industry standards

The markets for our software products are characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. We continuously evaluate new technologies and when appropriate implement into our products advanced technology such as our current JDA Enterprise Architecture platform effort. However, if we fail in our product development efforts to accurately address in a timely manner, evolving industry standards, new technology advancements or important third-party interfaces or product architectures, sales of our products and services will suffer.

Our software products can be licensed with a variety of popular industry standard platforms and are authored in various development environments using different programming languages and underlying databases and architectures. There may be future or existing platforms that achieve popularity in the marketplace that may not be compatible with our software product design. Developing and maintaining consistent software product performance across various technology platforms could place a significant strain on our resources and software product release schedules, which could adversely affect our results of operations

We may face liability if our products are defective or if we make errors implementing our products

Our software products are highly complex and sophisticated. As a result, they may occasionally contain design defects, software errors or security problems that could be difficult to detect and correct. In addition, implementation of our products may involve customer-specific configuration by third parties or us, and may involve integration with systems developed by third parties. In particular, it is common for complex software programs such as ours to contain undetected errors when first released. They are discovered only after the product has been implemented and used over time with different computer systems and in a variety of applications and environments. Despite extensive testing, we have in the past discovered certain defects or errors in our products or custom configurations only after our software products have been used by many clients. For example, we will likely continue to experience undetected errors in our JDA Enterprise Architecture applications as we begin to implement them at early adopter customer sites. In addition, our clients may occasionally experience difficulties integrating our products with other hardware or software in their environment that are unrelated to defects in our products. Such defects, errors or difficulties may cause future delays in product introductions, result in increased costs and diversion of development resources, require design modifications or impair customer satisfaction with our products.

We believe that significant investments in research and development are required to remain competitive, and that speed to market is critical to our success. Our future performance will depend in large part on our ability to enhance our existing products through internal development and strategic partnering, internally develop new products which leverage both our existing customers and sales force, and strategically acquire complementary solutions that add functionality for specific business processes to an enterprise-wide system. If clients experience significant problems with implementation of our products or are otherwise dissatisfied with their functionality or performance or if they fail to achieve market acceptance for any reason, our market reputation could suffer, and we could be subject to claims for significant damages. There can be no assurances that the contract provisions in our customer agreements that limit our liability and exclude consequential damages will be enforced. Any such damages claim could impair our market reputation and could have a material adverse affect on our business, operating results and financial condition.

We may have difficulty implementing our products.

Our software products are complex and perform or directly affect mission-critical functions across many different functional and geographic areas of the enterprise. Consequently, implementation of our software products can be a lengthy process, and commitment of resources by our clients is subject to a number of significant risks over which we have little or no control. We believe the implementation of our Transaction Systems and Services Industries solutions can be longer and more complicated than our other applications as they typically (i) appeal to larger customers who have multiple divisions requiring multiple implementation projects, (ii) require the execution of implementation procedures in multiple layers of software, (iii) offer a customer more deployment options and other configuration choices, and (iv) may involve third party integrators to change business processes concurrent with the implementation of the software. Delays in the implementations of any of our software products, whether by our business partners or us, may result in client dissatisfaction, disputes with our customers, or damage to our reputation.

In addition, certain of our services arrangements are fixed price arrangements whereby we are required to provide identified deliverables for a fixed fee. If we are unable to meet our contractual obligations under fixed-price contracts within our estimated cost structure, our operating results could suffer.

We may not be able to protect our intellectual property.

We rely on a combination of copyright, trade secrets, confidentiality procedures, contractual commitments and patents to protect our proprietary information. Despite our efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property. In addition, the laws of some countries do not provide the same level of protection of our proprietary rights as do the laws of the United States. If we cannot protect our proprietary technology against unauthorized copying or use, we may not remain competitive.

Third parties may claim we infringe their intellectual property rights.

We periodically receive notices from others claiming we are infringing their intellectual property rights, principally patent rights. We expect the number of such claims will increase as the functionality of products overlap and the volume of issued software patents continues to increase. Responding to any infringement claim, regardless of its validity, could:

•	be time-consuming, costly and/or result in litigation;

•	divert management’s time and attention from developing our business;

•	require us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;

•	require us to stop selling or to redesign certain of our products; or

•	require us to satisfy indemnification obligations to our customers.

If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be adversely affected.

If we lose access to critical third-party software or technology, our costs could increase and the introduction of new products and product enhancements could be delayed, potentially hurting our competitive position

We license and integrate technology from third parties in certain of our software products. For example, we license the Uniface client/server application development technology from Compuware, Inc. for use in Portfolio Merchandise Management, certain applications from Silvon Software, Inc. for use in Performance Analysis by IDEAS, Cognos for use in JDA Reporting and JDA Analytics, and BEA Systems, Inc.’s WebLogic application for use in most of the applications acquired in the Manugistics transaction. Our third party licenses generally require us to pay royalties and fulfill confidentiality obligations. We also resell Oracle database licenses. If we are unable to continue to license any of this third party software, or if the third party licensors do not adequately maintain or update their products, we would face delays in the releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our software products. These delays, if they occur, could harm our business, operating results and financial condition. It is also possible that intellectual property acquired from third parties through acquisitions, mergers, licenses or otherwise obtained may not have been adequately protected, or infringes another parties intellectual property rights.

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

The intensely competitive markets in which we compete can put pressure on us to reduce our prices. If our competitors offer deep discounts on certain products, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes would likely reduce margins and could adversely affect operating results. Our software license updates and product support fees are generally priced as a percentage of our new license fees. Our competitors may offer a lower percentage pricing on product updates and support, which could put pressure on us to further discount our new license prices. Any broadly-based changes to our prices and pricing policies could cause new software license and services revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies.

The enterprise software market continues to consolidate and this has resulted in larger, new competitors with significantly greater financial, technical and marketing resources than we possess. This could create a significant competitive advantage for our competitors and negatively impact our business. The consolidation trend is evidenced by our acquisition of Manugistics Group, Inc., Oracle’s acquisitions of Retek, ProfitLogic, Inc., 360Commerce, and Global Logistics Technologies, Inc. (G-LOG), and SAP AG’s acquisitions of Triversity, Inc. and Khimetrics, Inc. Oracle did not compete with our retail specific products prior to its acquisitions of Retek, ProfitLogic, Inc., 360Commerce, and Global Logistics Technologies, Inc. It is difficult to estimate what long term effect these acquisitions will have on our competitive environment. We have encountered competitive situations with Oracle in certain of our international markets where, in order to encourage customers to purchase their retail applications, we suspect they have offered to license their database applications at no charge. We have also encountered competitive situations with SAP AG where, in order to encourage customers to purchase licenses of its non-retail applications and gain retail market share, they have offered to license at no charge certain of its retail software applications that compete with the JDA Portfolio products. If large competitors such as Oracle and SAP AG and other large private companies are willing to license their retail and/or other applications at no charge it may result in a more difficult competitive environment for our products. In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the retail supply chain market. We cannot guarantee that we will be able to compete successfully for customers or acquisition targets against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.

We are dependent upon the retail supply chain

Historically, we have derived over 75% of our revenues from the license of software products and the performance of related services to retail customers. This percentage decreased, as expected, to 52% in the second half of 2006 with the acquisition of Manugistics. However, since many of manufacturing and distribution customers acquired from Manugistics directly or indirectly supply products to the retail industry, the success of most of our customers is directly linked to general economic conditions, as well as those of the retail industry. In addition, we believe that the licensing of certain of our software products involves a large capital expenditure, which is often accompanied by large-scale hardware purchases or other capital commitments. As a result, demand for our products and services could decline in the event of instability or potential economic downturn.

We believe the retail industry has remained cautious with their level of investment in information technology during the uncertain economic cycle of the last few years. We remain concerned about weak and uncertain economic conditions, industry consolidation and the disappointing results of retailers in certain geographic regions. The retail industry will be negatively impacted if weak economic conditions or geopolitical concerns persist for an extended period of time. Weak and uncertain economic conditions have in the past, and may in the future, negatively impact our revenues, including a potential deterioration of our maintenance revenue base as customers look to reduce their costs, elongate our selling cycles, and delay, suspend or reduce the demand for our products. As a result, it is difficult in the current economic environment to predict exactly when specific software licenses will close within a six to nine month time frame. In addition, weak and uncertain economic conditions could impair our customers’ ability to pay for our products or services. Any of these factors could adversely impact our business, quarterly or annual operating results and financial condition.

There are many risks associated with international operations

International revenues represented 40% of our total revenues in 2006 as compared to 41% and 40% of total revenues in 2005 and 2004, respectively. If our international operations grow, we may need to recruit and hire new consulting, sales and marketing and support personnel in the countries in which we have or will establish offices. Entry into new international markets typically requires the establishment of new marketing and distribution channels, as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. In addition, the opening of a new office typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. If we are less successful in a new market than we expect, we may not be able to realize an adequate return on our initial investment and our operating results could suffer. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, that we will be successful at hiring, training or retaining such personnel or that we can expand or contract our international operations in a timely, cost effective manner. If we have to downsize certain international operations, the costs to do so are typically much higher than downsizing costs in the United States, particularly in Europe.

Our international business operations are subject to risks associated with international activities, including:

•	Currency fluctuations;

•	Higher operating costs due to local laws or regulations;

•	Lower consulting margins due to higher labor costs;

•	Unexpected changes in employment and other regulatory requirements;

•	Tariffs and other trade barriers;

•	Costs and risks of localizing products for foreign countries;

•	Longer accounts receivable payment cycles in certain countries;

•	Potentially negative tax consequences;

•	Difficulties in staffing and managing geographically disparate operations;

•	Greater difficulty in safeguarding intellectual property, licensing and other trade restrictions;

•	Ability to negotiate and have enforced favorable contract provisions;

•	Repatriation of earnings;

•	The burdens of complying with a wide variety of foreign laws;

•	Anti-American sentiment due to the war with Iraq, and other American policies that may be unpopular in certain regions;

•	The effects of regional and global infectious diseases;

•	Tsunamis, earthquakes and other acts of God;

•	The challenges of finding qualified management for our international operations; and

•	General economic conditions in international markets.

We expect that an increasing portion of our international software license, consulting services and maintenance services revenues will be denominated in foreign currencies, subjecting us to fluctuations in foreign currency exchange rates. If we expand our international operations, exposures to gains and losses on foreign currency transactions may increase. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations but we do not hedge ongoing or anticipated revenues, costs and expenses. We cannot guarantee that any currency exchange strategy would be successful in avoiding exchange-related losses.

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

We sold 50,000 shares of a new designated series of preferred stock (the “Series B Convertible Preferred Stock”) to funds affiliated with Thoma Cressey Bravo Equity Partners in connection with our acquisition of Manugistics Group, Inc. on July 5, 2006. The Series B Convertible Preferred Stock contain certain voting rights that require us to get approval of a majority of the holders if we want to take certain actions, including a change in control. These voting rights could discourage, delay or prevent a merger or acquisition that another stockholder may consider favorable.

We may have difficulty attracting and retaining skilled personnel

Our success is heavily dependent upon our ability to attract, hire, train, retain and motivate skilled personnel, including sales and marketing representatives, qualified software engineers involved in ongoing product development, and consulting personnel who assist in the implementation of our products and provide other services. The market for such individuals is competitive. For example, it has been particularly difficult to attract and retain product development personnel experienced in object oriented development technologies. Given the critical roles of our sales, product development and consulting staffs, our inability to recruit successfully or any significant loss of key personnel would adversely affect us. A high level of employee mobility and aggressive recruiting of skilled personnel characterizes the software industry. It may be particularly difficult to retain or compete for skilled personnel against larger, better known software companies. For example, Google Inc. has opened a research and development center in the Phoenix area. We cannot guarantee that we will be able to retain our current personnel, attract and retain other highly qualified technical and managerial personnel in the future, or be able to assimilate the employees from any acquired businesses. We will continue to adjust the size and composition of our workforce to match the different product and geographic demand cycles. If we are unable to attract and retain the necessary technical and managerial personnel, or assimilate the employees from any acquired businesses, our business, operating results and financial condition would be adversely affected.

We are dependent on key personnel

Our performance depends in large part on the continued performance of our executive officers and other key employees, particularly the performance and services of James D. Armstrong our Chairman and Hamish N. J. Brewer our Chief Executive Officer. We do not have in place “key person” life insurance policies on any of our employees. The loss of the services of Mr. Armstrong, Mr. Brewer, or other key executive officers or employees without a successor in place, or any difficulties associated with a successor, could negatively affect our financial performance.

We may have difficulty integrating acquisitions

We continually evaluate potential acquisitions of complementary businesses, products and technologies, including those that are significant in size and scope. In pursuit of our strategy to acquire complementary products, we have completed ten acquisitions over the past eight years including Manugistics Group, Inc. in July 2006. The risks we commonly encounter in acquisitions include:

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

We have incurred significant indebtedness in order to finance the Manugistics acquisition, which will limit our operating flexibility

In order to finance the acquisition consideration and repay certain indebtedness of Manugistics, we incurred a significant amount of indebtedness. This significant indebtedness requires us to:

•	Maintain a specific ratio of net debt to consolidated EBITDA;

•	Dedicate a significant portion of our cash flow from operations to payments on this debt, thereby reducing the availability of cash flow to fund capital expenditures, to pursue other acquisitions or investments in new technologies and for general corporate purposes;

•	Increase our vulnerability to general adverse economic conditions; and

•	Limit our flexibility in planning for, or reacting to, changes in or challenges relating to its business and industry.

In addition, the terms of the financing obligations contain restrictions, including limitations on our ability to:

•	Incur additional indebtedness;

•	Create or incur liens;

•	Dispose of assets;

•	Consolidate or merge with or acquire another entity;

•	Pay dividends, redeem shares of capital stock or effect stock repurchases; and

•	Make loans and investments.

The requirements and limitations of the indebtedness increase our vulnerability to general adverse economic conditions, and limit our ability to respond to changes and challenges in our business. In addition, a failure to comply with these restrictions could result in a default under these financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that we are unable to cure or the inability to secure a necessary consent or waiver could have a material adverse effect on our business, financial condition or results of operations.

Our convertible preferred stock may adversely impact JDA and our common stockholders or have a material adverse affect on JDA.

We have issued shares of Series B Preferred Stock in connection with the acquisition, the terms of which may have a material adverse effect on our financial condition and results of operations. With the filing of the Certificate of Correction on October 20, 2006, the Series B Preferred Stock has a liquidation preference in the amount of $50 million plus accrued and unpaid dividends, if any, which must be paid before common stockholders would receive funds in the event of liquidation, including some changes of control and a redemption right after September 6, 2013 to receive a redemption value of $50 million. In addition, we are required to redeem the shares of the Series B Preferred Stock in certain circumstances, including a change in control. We have also agreed not to issue securities senior to or on a par with the Series B Preferred Stock while the Series B Preferred Stock is outstanding, which could materially and adversely affect our ability to raise additional funds.

The Manugistics product development center in India poses significant risks

In 2005, Manugistics opened a product development facility in Hyderabad, India and moved a substantial portion of its product development to India. We plan to grow our employee base in this facility. In addition, we maintain relationships with third parties in India to which we outsource a portion of our product development effort, as well as certain customer implementation and support services. We will likely continue to increase the proportion of our product development work being performed at our facility in India in order to increase product development resources and to take advantage of cost efficiencies associated with India’s lower wage scale. We may not achieve the cost savings and other benefits we anticipate from this program. We may not be able to find or retain sufficient numbers of developers with the necessary skill sets in India to meet our needs. Further, we have a heightened risk exposure to changes in the economic, security and political conditions of India as we invest greater resources in our India facility. Economic and political instability, terrorist activities, military actions and other unforeseen occurrences in India could impair our ability to develop and introduce new software applications and functionality in a timely manner, which could put our products at a competitive disadvantage whereby we lose existing customers and fail to attract new customers.

Government contracts are subject to unique costs, terms, regulations, claims and penalties.

Manugistics historically received a significant percentage of its revenue from time to time from contracts with the Federal Government. JDA has not historically received a significant percentage of its revenue from the Federal Government. As a result of the Manugistics acquisition, we acquired a number of contracts with the government. Government contracts entail many unique risks, including, but not limited to, the following: (i) early termination of contracts by the Government; (ii) costly and complex competitive bidding process; (iii) required extensive use of subcontractors, whose work may be deficient or not performed in a timely manner; (iv) significant penalties associated with employee misconduct in the highly regulated Government marketplace; (v) changes or delays in

Government funding that could negatively impact contracts; and (vi) onerous contractual provisions unique to the Government such as “most favored customer” provisions.

Item 1B.	Unresolved Staff Comments — None

Item 2.	Properties

As of December 31, 2006, we leased office space in the Americas for 15 regional sales and support offices across the United States, Canada and Latin America, and for 15 other international sales and support offices located in major cities throughout Europe, Asia, Australia, and Japan. The leases are primarily non-cancelable operating leases with initial terms ranging from one to 20 years that expire at various dates through the year 2018. None of the leases contain contingent rental payments; however, certain of the leases contain scheduled rent increases and renewal options. We expect that in the normal course of business most of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. We believe our existing facilities are adequate for our current needs and for the foreseeable future. As of December 31, 2006, we have approximately 71,000 square feet of excess space that we are trying to sublet.

In March 2007, we sold a 15,000 square foot office facility in the United Kingdom for approximately $6.3 million and will recognize a gain of approximately $4.1 million.

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

Item 3.	Legal Proceedings

On August 11, 2006, a shareholder derivative complaint was filed in the Superior Court of the State of Arizona for the County of Maricopa by John Liu, an alleged shareholder of JDA, against certain current and former directors and officers of JDA, with JDA as a nominal defendant, case number CV2006-052423. The complaint alleges that the defendant directors and officers backdated stock option grants during the period from 1997 through 2000, and again in 2002. On September 25, 2006, the Company filed a motion to dismiss the case on the grounds that Liu failed to allege facts sufficient to establish his standing to proceed derivatively on behalf of JDA, his claims were barred by the statute of limitations and he has failed to allege a claim upon which relief may be granted. On December 6, 2006, two weeks prior to the scheduled hearing on our motion to dismiss, the plaintiff voluntarily dismissed the complaint against all defendants without receiving any compensation.

We are involved in other legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not currently believe the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders — None during fourth quarter 2006.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol “JDAS.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock for the two most recent fiscal years as reported on NASDAQ.

Year Ended 2006	High	Low

1st Quarter	$17.35	$13.52
2nd Quarter	15.48	13.03
3rd Quarter	17.17	12.46
4th Quarter	16.63	13.30

Year Ended 2005	High	Low

1st Quarter	$14.74	$10.74
2nd Quarter	14.37	9.89
3rd Quarter	16.54	11.27
4th Quarter	17.14	13.85

On March 9, 2007, the closing sale price for our common stock was $15.01 per share. On this date, there were approximately 210 holders of record of our common stock. This figure does not reflect what we believe are more than 3,600 beneficial stockholders whose shares are held in nominee names by brokers and other institutions. We have never declared or paid any cash dividend on our common stock. Since we presently intend to retain future earnings to finance the growth and development of our business, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

See Item 1A for a discussion of factors which have and may continue to impact our operating results and adversely affect the market price of our common stock.

See Item 12 for information regarding securities authorized for issuance under equity compensation plans.

Stock Performance Graph

The graph below compares the cumulative total return on our Common Stock with the NASDAQ Stock Market index (U.S. companies) and the cumulative total return of NASDAQ Computer and Data Processing Stocks (Peer Group) for the period from December 31, 2001 to December 31, 2006. The comparison assumes that $100 was invested on December 31, 2001 in our Common Stock and in each of the comparison indices, and assumes reinvestment of dividends.

Company/Index Name	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
JDA Software Group, Inc.	$100.00	$43.22	$73.86	$60.93	$76.09	$61.59
NASDAQ Stock Market (US Companies)	100.00	68.76	103.68	113.18	115.57	127.58
Computer and Data Processing Stocks (Peer Group)	100.00	40.83	66.74	64.85	65.17	69.08

The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. The selected consolidated financial data presented below under the captions “Consolidated Statement of Operations Data” and “Consolidated Balance Sheet Data” for, and as of the end of, each of the years in the five-year period ended December 31, 2006, are derived from the consolidated financial statements of JDA Software Group, Inc. The consolidated financial statements as of December 31, 2006 and 2005, and for each of the years in the three-year period ended December 31, 2006, together with the report of the independent registered public accounting firm, are included elsewhere herein.

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands except per share data)

REVENUES:
Software licenses	$48,971	$58,508	$59,211	$59,283	$66,625
Maintenance services	129,290	86,417	80,240	71,111	57,570

Product revenues	178,261	144,925	139,451	130,394	124,195
Consulting services	90,085	64,901	71,251	70,167	87,608
Reimbursed expenses	9,121	5,997	6,172	6,858	7,652

Service revenues	99,206	70,898	77,423	77,025	95,260
Total revenues	277,467	215,823	216,874	207,419	219,455

COST OF REVENUES:
Cost of software licenses	2,005	1,638	2,191	1,315	2,035
Amortization of acquired software technology	6,226	5,009	5,158	4,518	4,247
Cost of maintenance services	31,793	22,700	19,975	17,373	14,292

Cost of product revenues	40,024	29,347	27,324	23,206	20,574
Cost of consulting services	65,828	50,882	53,229	58,233	63,837
Reimbursed expenses	9,121	5,997	6,172	6,858	7,652

Cost of service revenues	74,949	56,879	59,401	65,091	71,489
Total cost of revenues	114,973	86,226	86,725	88,297	92,063

GROSS PROFIT	162,494	129,597	130,149	119,122	127,392
OPERATING EXPENSES:
Product development	56,262	44,351	52,800	48,529	41,819
Sales and marketing	48,153	40,386	45,608	41,612	39,941
General and administrative	34,803	27,071	24,922	23,473	26,978
Amortization of intangibles	9,556	3,572	3,388	3,067	2,849
Restructuring charges and adjustments to acquisition-related reserves	6,225	2,439	6,105	—	6,287
Loss on impairment of goodwill	—	9,713	—	—	—
Loss on impairment of trademarks	200	200	1,100	—	—
Relocation costs to consolidate development and support activities	—	—	—	1,794	452
Purchased in-process research and development	—	—	—	—	800
Gain on sale of office facility	—	—	—	(639)	—

Total operating expenses	155,199	127,732	133,923	117,836	119,126

OPERATING INCOME (LOSS)	7,295	1,865	(3,774)	1,286	8,266
Net other income (expense), net	(3,788)	2,637	2,130	1,347	1,700
Change in fair value of Series B Preferred Stock conversion feature	(3,086)	—	—	—	—
Net gain on acquisition breakup fee	—	—	1,200	—	—

INCOME (LOSS) BEFORE INCOME TAXES	421	4,502	(444)	2,633	9,966
Income tax (provision) benefit	(867)	2,458	2,453	17	(1,036)

NET INCOME (LOSS)	(446)	6,960	2,009	2,650	8,930
Adjustment to increase the carrying amount of the Series B Preferred Stock to its redemption value	(10,898)	—	—	—	—

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(11,344)	$6,960	$2,009	$2,650	$8,930

BASIC EARNINGS (LOSS) PER SHARE APPLICABLE TO COMMON SHAREHOLDERS	$(.39)	$.24	$.07	$.09	$.32

DILUTED EARNINGS (LOSS) PER SHARE APPLICABLE TO COMMON SHAREHOLDERS	$(.39)	$.24	$.07	$.09	$.31

SHARES USED TO COMPUTE:
Basic Earnings (Loss) Per Share Applicable to Common Shareholders	29,232	28,825	29,072	28,645	28,047

Diluted Earnings (Loss) Per Share Applicable to Common Shareholders	29,232	29,290	29,494	29,104	29,074

Consolidated Balance Sheet Data:

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Cash and cash equivalents	$53,559	$71,035	$61,344	$77,464	$71,065
Marketable securities	—	40,472	35,778	37,256	30,790
Working capital	41,103	119,032	94,820	126,045	120,956
Goodwill and other intangible assets(1)	345,000	103,436	121,588	118,037	116,436
Total assets(1)	624,744	330,572	332,567	320,625	315,054
Long-term debt(1)	137,813	—	—	—	4,980
Redeemable preferred stock(1)	50,000	—	—	—	—
Stockholders’ equity(2)	290,352	281,966	276,185	269,789	256,766

(1)	The increase in total assets results primarily from the goodwill and other intangible assets recorded in the acquisition of Manugistics Group, Inc. on July 5, 2006. Simultaneous with the acquisition, we also entered into a credit agreement for $175 million of aggregate long-term loans and issued 50,000 shares of Series B Preferred Stock for $50 million in cash to a private equity investment firm. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the footnotes to the Consolidated Financial Statements for a complete discussion of the transaction.

(2)	We have never declared or paid a cash dividend on our common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Significant Trends and Developments in Our Business

Outlook for 2007.  We believe our target markets are stable; however, there appears to be some uncertainty as to the growth range, if any, for investment technology budgets or spending levels in 2007. For 2007, we expect total revenues to range between $358 million and $368 million and software license sales to range between $58 million and $64 million. Quarterly software license revenues will continue to be subject to normal quarter-to-quarter variability. We expect GAAP earnings per share to range from $0.54 to $0.65 per share, which includes a restructuring charge of approximately $3.7 million in first quarter 2007 primarily for termination benefits related to a workforce reduction in our product development group. We do not plan to provide quarter-to-quarter guidance during 2007.

Summary of 2006 Results and Developments in Our Business.  On July 5, 2006, we completed the acquisition of Manugistics Group, Inc. (“Manugistics”) for an estimated total cost of $258 million which includes the cash purchase price of $211 million plus $13 million in estimated direct costs of the acquisition and $34 million in estimated costs to exit certain activities of Manugistics (the “Merger”). Manugistics was a leading global provider of synchronized supply chain and revenue management solutions that enabled customers to achieve improved forecast and inventory accuracy and leverage industry leading pricing and yield management solutions to maximize profits while ensuring optimum supply for constantly changing demand. We believe the combination of the two companies creates a unique competitive position as no other software company is currently able to offer a similar breadth and depth of vertically focused solutions to the supply and demand chain market. In addition, there are cross-selling opportunities for Manugistics’ advanced optimization solutions in our existing retail customer base and we believe Manugistics’ supply chain and revenue management solutions will enable us to significantly expand our presence with consumer goods manufacturers and wholesalers. See the footnotes to the Consolidated Financial Statements for a complete description of the transaction.

The Manugistics acquisition had a significant impact on our 2006 results. The following tables summarize the changes in the various components of revenue for the years ended December 31, 2006 and 2005 with and without Manugistics.

Combined JDA and Manugistics:

	2006	2005	$ Change	% Change

Revenues:
Software licenses	$48,971	$58,508	$(9,537)	(16)%
Maintenance services	129,290	86,417	42,873	50%

Product revenues	178,261	144,925	33,336	23%
Service revenues	99,206	70,898	28,308	40%

Total revenues	$277,467	$215,823	$61,644	29%

JDA Only:

	2006	2005	$ Change	% Change

Revenues:
Software licenses	$39,167	$58,508	$(19,341)	(33)%
Maintenance services	87,398	86,417	981	1%

Product revenues	126,565	144,925	(18,360)	(13)%
Service revenues	74,605	70,898	3,707	5%

Total revenues	$201,170	$215,823	$(14,653)	(7)%

Manugistics Only:

	2006	2005	$ Change	% Change

Revenues:
Software licenses	$9,804	$—	$9,804	—%
Maintenance services	41,892	—	41,892	—%

Product revenues	51,696	—	51,696	—%
Service revenues	24,601	—	24,601	—%

Total revenues	$76,297	$—	$76,297	—%

The following table summarizes the software license results by region for the years ended December 31, 2006 and 2005 with and without Manugistics.

Region	2006	2005	$ Change	% Change

Americas (JDA)	$24,441	$40,462	$(16,021)	(40)%
Americas (Manugistics)	4,868	—	4,868	—%

Total Americas	$29,309	$40,462	$(11,153)	(28)%

Europe (JDA)	$9,903	$12,070	$(2,167)	(18)%
Europe (Manugistics)	4,328	—	4,328	—%

Total Europe	$14,231	$12,070	$2,161	18%

Asia/Pacific (JDA)	$4,823	$5,976	$(1,153)	(19)%
Asia/Pacific (Manugistics)	608	—	608	—%

Total Asia/Pacific	$5,431	$5,976	$(545)	(9)%

Total JDA	$39,167	$58,508	$(19,341)	(33)%
Total Manugistics	9,804	—	9,804	—%

Total	$48,971	$58,508	$(9,537)	(16)%

The following tables summarize the software license results by reportable business segment for the years ended December 31, 2006 and 2005 with and without Manugistics.

Business Segment	2006	2005	$ Change	% Change

Retail (JDA)	$25,906	$46,208	$(20,302)	(44)%
Retail (Manugistics)	4,249	—	4,249	—%

Total Retail	$30,155	$46,208	$(16,053)	(38)%

Manufacturing & Distribution (JDA)	$13,261	$12,300	$961	8%
Manufacturing & Distribution (Manugistics)	5,352	—	5,352	—%

Total Manufacturing & Distribution	$18,613	$12,300	$6,313	51%

Services Industries (JDA)	$—	$—	$—	—%
Services Industries (Manugistics)	203	—	203	—%

Total Services Industries	$203	$—	$203	—%

Total JDA	$39,167	$58,508	$(19,341)	(33)%
Total Manugistics	9,804	—	9,804	—%

Total	$48,971	$58,508	$(9,537)	(16)%

The decrease in total revenues and software license results in 2006 compared to 2005, before considering the impact of the Manugistics acquisition, resulted primarily from a decline in software license sales in the Americas region, and in particular the United States. To address this situation, we reorganized the regional sales management team during third quarter 2006 including the appointment of Mr. Thomas Dziersk to Senior Vice President of the Americas region. Mr. Dziersk has established a new team of sales managers to execute the changes that we feel are necessary to improve business development, sales force execution and the predictability of the sales performance in the region. Although it may take several quarters to experience the complete impact of these changes, we do have a growing pipeline of larger software deals ( ≥ $1.0 million) in this region and we have achieved sequential improvements in software sales performance from our core JDA products in third and fourth quarter 2006 of 24% and 22%, respectively. The Americas is our largest region and as a result, we believe the anticipated increase in software license sales performance of both the core JDA and Manugistics applications in the region will be a key driver of our overall success in 2007.

The European region generally performed below our expectations in 2006; however the region achieved sequential improvement in software sales performance in fourth quarter 2006. Sales management has stabilized in the region and we believe the accuracy of the software forecast has significantly improved. The quality and opportunities in the sales pipeline continues to grow and we have begun to experience increased activity with larger Tier One companies. We currently anticipate improved software sales performance in the European region during 2007. The Asia/Pacific region performed significantly below our expectations in the first and fourth quarter of 2006. We do not believe this is an indicator of a negative trend or a decline in our competitive position as the region has historically experienced large fluctuations in its quarterly software sales performance. The sales pipeline in the region continues to grow due in part to the rapid expansion of our business in India which resulted in three significant software license deals during 2006. We also believe the Chinese market will provide meaningful opportunities for software companies in 2007. We intend to focus on processes, similar to those being implemented in the Americas and European regions, which will improve the predictability and timing of software license deals in the Asia/Pacific region.

A key driver for exploiting market opportunities in 2007 will be our ability to achieve a consistent awareness and support for our general solutions strategy. We are aggressively working to build partnerships with leading industry analysts and systems integrators to support our strategy. In addition, we will continue to develop a network of value-added reseller (“VAR”) relationships during 2007 to promote and support our solutions in each geographic region. We have also initiated a number of VAR relationships in certain countries where we do not want to go to market directly. As of December 31, 2006 we had 219 employees in the sales and marketing function, compared to 138 at December 31, 2005, including quota carrying sales representatives and related sales management of 66 and

65, respectively. We currently plan to increase our investment in the sales and marketing organization during 2007 to continue improvement in our sales coverage and execution. As part of this initiative, we are rebuilding the sales force dedicated to the Manufacturing and Distribution reportable business segment and will develop a program to more effectively communicate the value proposition of the combined JDA and Manugistics solutions offering to this large and important portion of our customer base.

Maintenance services revenues increased $42.9 million or 50% in 2006 compared to 2005 with $41.9 million of the increase related to the acquisition of Manugistics. Despite strong retention rates, growth in new maintenance services revenues on our core JDA applications has been hindered by lower software sales and the suspension of revenue recognition of more than $1.0 million in maintenance revenues related to certain customer-specific support issues, including the discontinuance of the PRO application. We believe software license revenues will remain volatile and although new software sales are still the key indicator of business growth, we do not believe they will be the primary determinant of our future profitability as we expect maintenance services to be the largest source of revenues and operating margin for the combined Company in the near term. With the acquisition of Manugistics, the combined Company now has an annual recurring maintenance base of over $170 million and have historically realized a retention rate of approximately 95% in our installed customer base. The strength of our maintenance services revenue stream should improve the predictability of our annual operating results and our overall profitability.

Maintenance services margins were 75% in 2006 compared to 74% in 2005. Maintenance services margins were positively impacted in 2006 by the cost synergies and increased maintenance services revenue from the acquisition of Manugistics, offset in part by the suspension of revenue recognition on more than $1.0 million in maintenance revenues related to certain customer-specific support issues, including the discontinuance of the PRO application. Maintenance costs increased $9.1 million or 40% in 2006 compared to 2005 primarily as a result of a 28% increase in average headcount resulting from the acquisition of Manugistics and the transfer of product development resources to our customer support organization to support the move of certain of our legacy products to the Customer Directed Development (“CDD”) organization structure. Maintenance costs in 2006 also include $487,000 in charges recorded in connection with the resolution of certain customer-specific support issues. As of December 31, 2006, we had 246 employees in our customer support function, including 48 added through the acquisition of Manugistics, compared to 175 at December 31, 2005. We currently plan to add supplemental resources to this function in 2007 and expect our maintenance services margins to remain in the range of 75% to 76% in 2007.

Service revenues, which include consulting services, hosting services, training revenues, net revenues from our hardware reseller business and reimbursed expenses, increased $28.3 million or 40% in 2006 compared to 2005 with $24.6 million of the increase related to the acquisition of Manugistics. Before considering the impact of Manugistics, service revenues increased $3.7 million or 5% in 2006 compared to 2005 due primarily to larger ongoing projects in the Americas. Our global utilization rate was 53% in 2006 compared to 48% in 2005. Service revenues will continue to be volatile on a monthly basis as we assimilate the Manugistics consulting organization and overcome the lag effect of lower software sales in 2006.

Service revenues were also impacted by a $1.2 million or 36% decrease in hosting revenues in 2006 compared to 2005 primarily due to the loss of a large customer as a result of their merger. Consolidated service margins, which include consulting and the other service revenues referred to above, increased to 24% in 2006 from 20% in 2005, primarily as a result of the higher revenue volume. As of December 31, 2006, we had 498 employees in our services organization, including 231 added through the acquisition of Manugistics, compared to 311 at December 31, 2005. We believe it will take several more quarters to realize the full synergies of the combined services organization. In addition, service margins will be impacted in the first half of 2007 by certain large acquired Manugistics engagements that generate realized rates which are below our historical billing rates. As a result, we expect consolidated service margins to remain in the low 20% range in the first half of 2007.

In January 2007, we announced that our future product offerings would be standardized on the Manugistics’ WebWORKS supply chain planning and optimization architectural platform which is based on the Java J2EE technology platform. Branded the JDA Enterprise Architecture, the new platform is the next evolution of the WebWORKS foundation and it will serve as the strategic platform upon which we will integrate and extend our existing applications. Over the past five years, we have pursued a strategy for delivering our solutions as a fully integrated suite, utilizing Microsoft .NET products and technologies to develop and manage the execution of the application programs. The decision to change our product development direction was made in order to (i) standardize our applications on a stable platform that has been successfully implemented at over 100 major customers and offers improved scalability, (ii) eliminate parallel development efforts and provide improved focus on incremental functionality for future development activities, (iii) reduce our annual investment in new product development, which has ranged from 31% to 38% of product revenues over the past three years and (iv) improve the ability of our sales force to position a technology platform that is proven and available now compared to a platform which was still evolving. In connection with this decision, we reduced our workforce by nearly 120 FTE in first quarter 2007, primarily in our product development function in Scottsdale, Arizona, and will record a restructuring charge of approximately $3.7 million for termination benefits. We expect this workforce reduction will result in incremental annualized cost synergies of more than $15 million in 2007 compared to our post merger run rate in the second half of 2006.

While Java J2EE will be our primary server technology platform, we will continue to leverage our existing investment in Microsoft technologies as appropriate. The Enterprise Planning application will not initially be impacted by our decision to standardize on the new architecture and we will continue to market it on the existing .NET Platform for the foreseeable future. We did however announce in fourth quarter 2006 that we would no longer market the PRO application and would use the Manugistics NetWORKS Demand and Fulfillment applications as our primary fulfillment solution. We intend to make additional enhancements to the NetWORKS Demand and Fulfillment applications to incorporate certain features and functionality that existed in PRO. We have met with each of our existing PRO customers to discuss their migration to the NetWORKS Demand and Fulfillment applications which is being made available under our Investment Protection Program. We will continue to market, support and enhance the Advanced Warehouse Replenishment by E3 and Advanced Store Replenishment by E3 applications. We recorded $1.8 million in charges in fourth quarter 2006 related to the discontinuance of PRO. In addition, we recorded an impairment loss of $200,000 on our E3 trademarks in fourth quarter 2006 due primarily to the discontinuance of PRO as it was originally intended to be the next generation product for the E3 applications.

As of December 31, 2006, we had 538 employees in the product development function, including 269 added through the acquisition of Manugistics, compared to 289 at December 31, 2005. Approximately 200 developers added through the acquisition of Manugistics are located in India. The December 31, 2006 headcount was reduced by approximately 100 associates in January 2007.

We believe general and administrative expenses in 2007 will approximate the annualized general and administrative expense level in the second half of 2006, exclusive of any significant change in our bad debt experience in 2007.

We recorded restructuring charges of $6.2 million in 2006 primarily related to the consolidation of existing JDA offices in the United Kingdom into the Manugistics office facility in Bracknell. The charges consist primarily of relocation bonuses for those who agreed to relocate and termination benefits paid to employees who chose not to relocate.

Our Board of Directors approved a special Manugistics Integration Incentive Plan (“Integration Plan”) in third quarter 2006. The Integration Plan provides for up to 510,939 contingently issuable restricted stock units with a fair value of approximately $8.5 million to executive officers and certain other members our of management team if we are able to successfully integrate the Manugistics acquisition and achieve a defined performance threshold goal in 2007. A partial pro-rata issuance of restricted stock units will be made if we achieve a minimum performance threshold. The restricted stock units, if any, will be issued after the announcement of our 2007 financial results in January 2008 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period. No compensation expense was recognized in 2006 related to the Integration Plan. The Company’s performance against the defined performance threshold goal will be evaluated on a quarterly basis throughout 2007 and stock-based compensation recognized over the requisite service period that runs from August 18, 2006 (the date of board approval) through January 2010 pursuant to the guidance in Statement of Financial Accounting Standards No. 123(R), Share Based Payment (“SFAS No. 123(R)”). If we achieve the defined performance threshold goal we would expect to recognize approximately 50% or approximately $4.2 million of the award as stock-based compensation in 2007.

On February 6, 2007, the Board of Directors approved a 2007 cash incentive bonus plan (“Incentive Plan”) for our executive officers. The Incentive Plan provides for $2.6 million in targeted cash bonuses, payable quarterly, based upon defined annualized operational performance goals. A partial pro-rata cash bonus will be paid if we achieve a minimum annualized performance threshold. This is no cap on the maximum amount the executives can receive if the Company exceeds the defined annualized operational and software performance goals.

Our Financial Position Post-Manugistics Acquisition.  We had working capital of $41.1 million at December 31, 2006 compared to $119.0 million at December 31, 2005. Cash, cash equivalents and marketable securities at December 31, 2006 were $53.6 million, a decrease of $57.9 million from the $111.5 million reported at December 31, 2005. The decrease in working capital and cash and marketable securities resulted primarily from the $72.9 million in total cash expended to acquire Manugistics Group, Inc. (see Acquisition of Manugistics, Inc.) and the utilization of $35 million in excess cash balances in third quarter 2006 to repay a portion of the term loans entered into in connection with this acquisition, offset in part by $50 million in proceeds from the issuance of the Series B Preferred Stock to funds affiliated with Thoma Cressey Bravo Equity Partners (“Thoma Cressey Bravo”). Repayment of the $35 million in long-term borrowings will result in a savings of nearly $2.7 million in annual interest charges.

Net accounts receivable were $79.5 million or 81 days sales outstanding (“DSO”) at December 31, 2006 compared to $42.4 million or 69 DSO at December 31, 2005. This increase results primarily from slower-than-normal payment cycles for our customers and the transition of personnel in our global collections during fourth quarter 2006. Cash flow from operations was $15.4 million in 2006 compared to $20.5 million in 2005. The decrease in cash flow from operations in 2006 is due primarily to a $7.4 million decrease in net income which includes a $6.4 million reduction in other income (expense), net. We incurred net interest expense of $3.8 million in 2006, which includes $6.5 million of interest expense on $175 million in aggregate term loans entered into to finance the acquisition of Manugistics and $1.1 million in amortization of loan fees, offset by $3.9 million of interest income and other, net compared to interest income and other, net of $2.6 million in 2005 which consisted primarily of interest income and investment gains. Operating cash flow in 2006 was also negatively impacted by a $4.2 million larger net increase in accounts receivable due to increases in customer payment cycles subsequent to the acquisition of Manugistics and the payment of aged payables acquired in the Manugistics transaction. The decreases in operating cash flow in 2006 were offset in part by a $5.1 million larger decrease in deferred tax assets and a $3.1 million charge for the change in the fair value of a preferred stock conversion feature. We expect cash flow from operations to be positive in 2007. We believe our cash position is sufficient to meet our operating needs for the foreseeable future and we will continue to use excess cash flow to retire the remaining long-term borrowings.

Results of Operations

The following table sets forth certain selected financial information expressed as a percentage of total revenues for the periods indicated and certain gross margin data expressed as a percentage of software license revenue, maintenance services revenue, product revenues or services revenues, as appropriate:

	Year Ended
	December 31,
	2006	2005	2004

REVENUES:
Software licenses	18%	27%	27%
Maintenance services	46	40	37

Product revenues	64	67	64
Consulting services	33	30	33
Reimbursed expenses	3	3	3

Service revenues	36	33	36
Total revenues	100	100	100

COST OF REVENUES:
Cost of software licenses	1	1	1
Amortization of acquired software technology	2	2	3
Cost of maintenance services	11	11	9

Cost of product revenues	14	14	13
Cost of consulting services	24	23	24
Reimbursed expenses	3	3	3

Cost of service revenues	27	26	27
Total cost of revenues	41	40	40

GROSS PROFIT	59	60	60
OPERATING EXPENSES:
Product development	20	21	24
Sales and marketing	18	19	21
General and administrative	13	12	11
Amortization of intangibles	3	2	2
Restructuring charges and adjustments to acquisition-related reserves	2	1	3
Loss on impairment of goodwill	—	4	—
Loss on impairment of trademarks	—	—	1

Total operating expenses	56	59	62

OPERATING INCOME (LOSS)	3	1	(2)
Interest expense and amortization of loan fees	(3)	—	—
Interest income and other, net	1	1	1
Change in fair value of Series B Preferred Stock conversion feature	(1)	—	—
Net gain on acquisition breakup fee	—	—	1

INCOME (LOSS) BEFORE INCOME TAXES	—	2	—
Income tax (provision) benefit	(1)	1	1

NET INCOME	—%	2%	1%

Gross margin on software licenses	96%	97%	96%
Gross margin on maintenance services	75%	74%	75%
Gross margin on product revenues	78%	80%	80%
Gross margin on service revenues	24%	20%	23%

The following table sets forth a comparison of selected financial information, expressed as a percentage change between 2006 and 2005, and between 2005 and 2004. In addition, the table sets forth cost of revenues and product development expenses expressed as a percentage of the related revenues:

		% Change		% Change
	2006	2005 to 2006	2005	2004 vs 2005	2004

Revenues:
Software licenses	$48,971	(16)%	$58,508	(1)%	$59,211
Maintenance	129,290	50%	86,417	8%	80,240

Product revenues	178,261	23%	144,925	4%	139,451
Service revenues	99,206	40%	70,898	(8)%	77,423

Total revenues	277,467	29%	215,823	—%	216,874

Cost of Revenues:
Software licenses	2,005	22%	1,638	(25)%	2,191
Amortization of acquired software technology	6,226	24%	5,009	(3)%	5,158
Maintenance services	31,793	40%	22,700	15%	19,975

Product revenues	40,024	36%	29,347	7%	27,324
Service revenues	74,949	32%	56,879	(4)%	59,401

Total cost of revenues	114,973	33%	86,226	(1)%	86,725

Gross Profit	162,494	25%	129,597	—%	130,149
Operating Expenses:
Product development	56,262	27%	44,351	(16)%	52,800
Sales and marketing	48,153	19%	40,386	(11)%	45,608
General and administrative	34,803	29%	27,071	9%	24,922

	139,218	25%	111,808	(9)%	123,330
Amortization of intangibles	9,556	167%	3,572	5%	3,388
Operating income (loss)	$7,295	291%	$1,865	149%	$(3,774)
Cost of Revenues as a % of related revenues:
Software licenses	4%		3%		4%
Maintenance services	25%		26%		25%
Product revenues	22%		20%		20%
Service revenues	76%		80%		77%
Product Development as a % of product revenues	32%		31%		38%

The following tables set forth selected comparative financial information on revenues in our business segments and geographical regions, expressed as a percentage change between 2006 and 2005, and between 2005 and 2004. In addition, the tables set forth the contribution of each business segment and geographical region to total revenues in 2006, 2005 and 2004, expressed as a percentage of total revenues:

	Retail		Manufacturing & Distribution		Services Industries*
	2006 vs 2005	2005 vs 2004	2006 vs 2005	2005 vs 2004	2006 vs 2005	2005 vs 2004

Software licenses	(35)%	—%	51%	(4)%	100%	n/a
Maintenance services	9%	8%	133%	8%	100%	n/a

Product revenues	(10)%	4%	107%	4%	100%	n/a
Service revenues	24%	(4)%	130%	(34)%	100%	n/a

Total revenues	3%	1%	111%	(5)%	100%	n/a
Product development	18%	(21)%	42%	(2)%	100%	n/a
Sales and marketing	(5)%	(12)%	93%	(8)%	100%	n/a
Operating income (loss)	8%	30%	234%	(14)%	100%	n/a

	Retail			Manufacturing & Distribution			Services Industries*
	2006	2005	2004	2006	2005	2004	2006	2005	2004

Contribution to total revenues	63%	79%	78%	35%	21%	22%	2%	—%	—%

*	All customers in the Services Industry reportable business segment are new to JDA and were acquired in the acquisition of Manugistics on July 5, 2006.

	The Americas		Europe		Asia/Pacific
	2006 vs 2005	2005 vs 2004	2006 vs 2005	2005 vs 2004	2006 vs 2005	2005 vs 2004

Software licenses	(28)%	(7)%	18%	13%	(9)%	18%
Maintenance services	54%	10%	37%	—%	64%	21%

Product revenues	19%	2%	31%	4%	29%	20%
Service revenues	46%	(2)%	22%	(34)%	25%	(4)%

Total revenues	29%	1%	29%	(7)%	27%	8%

	The Americas			Europe			Asia/Pacific
	2006	2005	2004	2006	2005	2004	2006	2005	2004

Contribution to total revenues	68%	68%	67%	22%	22%	23%	10%	10%	10%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The impact of the Manugistics acquisition on our product and service revenues in the year ended December 31, 2006 compared to the year ended December 31, 2005 is summarized in Significant Trends and Developments in Our Business where we provide tables that summarize (i) the various components of revenue with and without Manugistics, (ii) software license results by region with and without Manugistics, and (iii) software license results by reportable business segment with and without Manugistics.

Product Revenues

Software Licenses.

Retail.  Software license revenues in this reportable business segment, which include $4.2 million in software license revenues from the Manugistics product lines, decreased 38% in 2006 compared to 2005. Before considering the impact of Manugistics, software license revenues in this reportable business segment decreased 44% in 2006 compared to 2005 primarily due to a decrease in the number of large transactions of ≥ $1.0 million and a 44% decrease in average selling price on such transactions. We had six large transactions of ≥ $1.0 million in 2006, including one involving Manugistics product lines, compared to nine large transactions of ≥ $1.0 million in 2005 which included one unusually large multi-million dollar transaction with multiple Transaction Systems and SDO Solutions. Software license revenues in this reportable business segment were also impacted in 2006 by a decrease in software license transactions of <$1.0 million with new customers and a decrease in follow-on sales to existing customers in the Americas and Europe regions of approximately $4.1 million and $2.4 million, respectively compared to 2005.

Manufacturing & Distribution.  Software license revenues in this reportable business segment, which include $5.4 million in software license revenues from the Manugistics product lines, increased 51% in 2006 compared to 2005. Before considering the impact of Manugistics, software license revenues in this reportable business segment increased 8% in 2006 compared to 2005 primarily due to an increase in follow-on sales to existing customers that expanded the scope of existing licenses.

Services Industries.  The increase in software license revenues in this reportable business segment in 2006 compared to 2005 resulted entirely from sales of SDO Solutions to customers of the Revenue Management business acquired from Manugistics. The majority of the software revenue in this reportable business segment is subject to contract accounting and the benefit of revenue deferred prior to the Manugistics acquisition was not brought forward in purchase accounting as there were no additional delivery obligations.

Regional Results.  Software license revenues in the Americas region, which include $4.9 million in software license revenues from the Manugistics product lines, decreased 28% in 2006 compared to 2005. Before considering the impact of Manugistics, software license revenues in the Americas region decreased 40% in 2006 compared to 2005 which is primarily due to a lack of sales management, business development and sales force execution. In addition, software license revenues in 2005 included one unusually large multi-million dollar transaction that included multiple Transaction Systems and SDO Solutions. Software license revenues in the Europe region, which include $4.3 million in software license revenues from the Manugistics product lines, increased 18% in 2006 compared to 2005. Before considering the impact of Manugistics, software license revenues in the Europe region decreased 18% primarily due to a $2.4 million decrease in follow-on sales to existing customers that expand the scope of existing licenses. The Europe region recorded two large transactions ≥ $1.0 million in 2006, one of which involved the Manugistics product lines, compared to one large transaction ≥ $1.0 million in 2005. Software license revenues in the Asia/Pacific region, which include $608,000 in software license revenues from the Manugistics product lines, decreased 9% in 2006 compared to 2005. Before considering the impact of Manugistics, software license revenues in the Asia/Pacific region decreased 19% primarily due to a 35% decrease in average sales price on new software license deals >$1.0 million in 2006 compared to 2005. We recorded two large transactions of ≥ $1.0 million in the Asia/Pacific region in 2006 compared to two large transaction of ≥ $1.0 million in 2005.

Maintenance Services.  Maintenance services revenues, which include $21 million from the acquired Manugistics product lines, increased 50% in 2006 compared to 2005. Before considering the impact of Manugistics, maintenance services revenues increased 1% in 2006 compared to 2005. Despite historically strong retention rates of approximately 95%, growth in new maintenance services revenues on our core JDA applications has been hindered by lower software sales and the suspension of revenue recognition of more than $1.0 million in maintenance revenues related to certain customer-specific support issues, including the discontinuance of the PRO application.

Service Revenues

Service revenues, which include $24.6 million from the Manugistics product lines, increased 40% in 2006 compared to 2005. Before considering the impact of Manugistics, services revenues increased 5% in 2006 compared to 2005 due primarily to ongoing projects in the Americas including a large multi-product implementation in the United States, which has now been completed, offset in part by flat to lower utilization rates and consulting services revenue in the Europe and Asia/Pacific regions. Service revenues were also impacted by a $1.2 million or 36% decrease in hosting revenues in 2006 compared to 2005 primarily due to the loss of a large customer as a result of their merger. Net revenues from our hardware reseller business decreased 56% to $533,000 in 2006 compared to $1.2 million in 2005.

Fixed bid consulting services work represented 14% of total consulting services revenue in 2006 and 2005.

Cost of Product Revenues

Cost of Software Licenses.  The increase in cost of software licenses in 2006 compared to 2005 resulted primarily from sales of certain of our Transaction Systems and SDO Solutions that incorporate functionality from third party software providers and require the payment of royalties, including $730,000 related to the Manugistics product lines, offset in part by a $350,000 decrease in costs associated with certain third party software database applications that we resell.

Amortization of Acquired Software Technology.  The increase in amortization of acquired software technology in 2006 compared to 2005 resulted primarily from amortization of the software technology acquired in the Manugistics acquisition.

Cost of Maintenance Services.  The increase in cost of maintenance services in 2006 compared to 2005 resulted from a 28% increase in average headcount, due to the acquisition of Manugistics and the transfer of product development resources to our customer support organization to support the move of certain of our legacy products to the Customer Directed Development (“CDD”) organization structure, a $2.6 million increase in third party maintenance royalties primarily related to the Manugistics revenue streams, $487,000 in charges associated with the resolution of certain customer-specific support issues and a $368,000 increase in outside contractor costs.

Cost of Service Revenues

The increase in cost of service revenues in 2006 compared to 2005 resulted from a 27% increase in average services headcount, primarily from the acquisition of Manugistics during the second half, as well as a $5.7 million increase in outside contractor costs for ongoing consulting projects in the United States and a $3.2 million increase in reimbursed expenses, offset in part by the deferral of $1.0 million in consulting costs on a large Manugistics implementation project in the United States for which revenue recognition has been deferred, and a $586,000 decrease in training costs.

Gross Profit

The increase in gross profit dollars in 2006 compared to 2005 resulted primarily from the $76.3 million revenue contribution from Manugistics and higher service revenue margins offset in part by related increases in average headcount in our customer support and consulting services organizations to support the larger revenue streams. The gross margin percentage decreased to 58% in 2006 compared to 60% in 2005. This decrease results from the lower mix of software license revenues.

The increase in service revenue margins in 2006 compared to 2005 resulted primarily from the 40% increase in service revenues, the deferral of $1.0 million in consulting costs on a large Manugistics implementation project in the United States for which revenue recognition has been deferred, and a $586,000 decrease in training costs, offset in part by a 27% increase in average services headcount primarily from the acquisition of Manugistics and a $5.7 million increase in outside contractor costs for ongoing consulting projects in the United States.

Operating Expenses

Operating expenses, excluding amortization of intangibles and restructuring charges, increased $27.4 million, or 25% in 2006 compared to 2005, and represented 50% and 52% of total revenues in each period, respectively. The increase in operating expenses resulted primarily from an increase in average headcount from the acquisition of Manugistics, an increase in costs related to the use of outside contractors to assist in development activities, higher travel, training, legal and accounting costs related to the integration of Manugistics and a decrease in capitalized costs related to the development of internal systems, offset in part by lower incentive compensation.

Product Development.  The increase in product development expense in 2006 compared to 2005 resulted from a 36% increase in average product development headcount, primarily from the acquisition of Manugistics, which resulted in higher salaries, benefits, travel, training and occupancy costs, a $793,000 increase in outside contractor costs to assist in the development of our solutions, offset in part by the transfer of product development resources to the customer support organization to support the move of certain of our legacy products to the CDD organization structure, a $513,000 decrease in incentive compensation as a result of lower software license revenues and a $499,000 decrease in vendor cost reimbursements on joint development projects. Product development expense in 2006 includes $871,000 compared to $600,000 in 2005, in charges related to the settlement of certain customer-specific situations, including $488,000 in charges related to the discontinuance of PRO during fourth quarter 2006.

Sales and Marketing.  The increase in sales and marketing expense in 2006 compared to 2005 resulted from a 41% increase in average headcount, primarily from the acquisition of Manugistics, which resulted in higher salaries, benefits, travel and marketing costs, offset in part by a $1.9 million decrease in incentive compensation due to lower software license revenues and a $400,000 decrease in utilization of consulting services employees to assist in presales activities.

General and Administrative.  The increase in general and administrative expenses in 2006 compared to 2005 resulted from a 23% increase in average headcount, primarily from the acquisition of Manugistics, which resulted in higher salaries, benefits, travel and training costs. We also had a $926,000 increase in legal and accounting costs as a result of the larger combined company, a $670,000 decrease in capitalized costs associated with our major system initiatives, and a $376,000 increase in stock-based compensation for new hires in the management team. General and administrative expense in 2006 includes a bad debt provision of $1.4 million, of which $1.0 million is related to the discontinuance of PRO, compared to $1.6 million in 2005.

Amortization of Intangibles.  The increase in amortization of intangibles in 2006 compared to 2005 results primarily from $5.5 million in amortization on the customer list intangibles recorded in the acquisition of Manugistics.

Restructuring Charges.  We recorded restructuring charges of $6.2 million in 2006, including $5.7 million in charges during the second half of 2006 for relocation bonuses and termination benefits related to the consolidation of existing JDA offices in the United Kingdom into the Manugistics office facility in Bracknell and a $521,000 charge in second quarter 2006 for termination benefits related to the restructure and elimination of certain accounting and administrative positions in Europe and Canada. We recorded restructuring charges of $2.4 million in 2005 to complete the restructuring initiatives contemplated in our 2005 Operating Plan. The charge in 2005 included $2.0 million in termination benefits for 44 FTE and $423,000 for net rentals remaining under existing operating leases on certain vacated facilities.

Loss on Impairment of Trademarks.  The Company announced in fourth quarter 2006 that it would continue to support the E3 product suite through the end of 2012. With this announcement, the E3 trademarks were tested for impairment and we recorded an impairment loss of $200,000 in fourth quarter 2006. We also recorded an impairment loss of $200,000 during fourth quarter 2005 on the E3 trademarks primarily due to a lower software revenue forecast and a flattening of the projected revenue growth curve.

Operating Income

Operating income increased to $7.3 million in 2006 compared to $1.9 million in 2005. A 29% increase in total revenues, resulting primarily from the $76.3 million revenue contribution from Manugistics and a $9.7 million decrease in impairment charges, offset by the costs and expenses related to a 31% increase in average headcount including 677 employees added through the acquisition of Manugistics, the $6.4 million increase in amortization of intangibles and a $3.8 million increase in restructuring charges.

Operating income in our Retail reportable business segment increased to $27.4 million in 2006 compared to $25.4 million in 2005. The increase in operating income in this reportable business segment resulted primarily from a $15.6 million increase in service revenues, a $9.7 million decrease in impairment charges and a 5% decrease in allocated sales and marketing costs based upon the pro rata share of software sales that came from this reportable business segment, offset in part by a $10.4 million decrease in product revenues, an $8.7 million increase in maintenance and service revenue costs and an 18% increase in product development costs.

Operating income in our Manufacturing and Distribution reportable business segment increased to $31.9 million in 2006 compared to $9.6 million in 2005. The increase resulted primarily from increases in product and service revenues of $41.3 million and $9.5 million, respectively, offset in part by a $13.7 million increase in maintenance and service revenue costs due to the Manugistics acquisition, a 93% increase in allocated sales and marketing costs based upon the pro rata share of software sales that came from this reportable business segment, and a 42% increase in product development costs.

All customers in the Services Industries reportable business segment are new to JDA and represent the former Revenue Management business acquired from Manugistics. This reportable business segment incurred an initial loss of $1.5 million in 2006 on total revenues of $5.6 million, total costs of revenue of $5.1 million, and $2.0 million in operating costs for product development and sales and marketing activities.

The combined operating income reported in the reportable business segments excludes $50.6 million and $33.1 million of general and administrative expenses and other charges in 2006 and 2005, respectively, that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segments.

Other Income (Expense)

During 2006 we incurred interest expense of $6.5 million on aggregate term loan obligations and $1.1 million in amortization of loan origination fees. To finance the acquisition of Manugistics and the repayment of their debt obligations, we entered into a credit agreement with a consortium of lenders that provided for $175 million in aggregate term loans with interest payable quarterly at the London Interbank Offered Rate (“LIBOR”) + 2.25%. Prior to this transaction, we had no long-term debt obligations.

We recorded interest income and other, net of $3.9 million in 2006 compared to $2.8 million in 2005. During 2005 and the first half of 2006, we invested our excess cash balances in a variety of financial instruments including bank time deposits and variable and fixed rate obligations of the U.S. Government and it agencies, states, municipalities, commercial paper and corporate bonds with interest rates generally ranging between 2% and 5%. We liquidated substantially all of our investments through sales or maturities in second quarter 2006 to generate cash to complete the acquisition of Manugistics on July 5, 2006. During the second half of 2006 our excess cash balances were primarily invested in money market accounts.

Change in Fair Value of Series B Preferred Stock Conversion Feature

We recorded non-cash charges of $3.1 million in 2006 to reflect the change in the fair value of the conversion feature in the $50 million of Series B Preferred Stock issued in connection with the acquisition of Manugistics. The primary factor causing the change in the fair value of the conversion feature was the increase in our stock price from the close of acquisition on July 5, 2006 to October 20, 2006. The conversion feature as originally drafted was considered an embedded derivative under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and accordingly has been accounted for separately from the Series B Preferred Stock. On the date of issuance, we recorded a $10.9 million liability for the estimated fair value of the conversion feature and reduced the face value of the Series B Preferred Stock to $39.1 million. The language in the agreement describing the conversion feature did not reflect the original intent of the parties, and as a result, we filed a Certificate of Correction with the State of Delaware on October 20,

2006 to correct the definition of the cash redemption price in the original Designation of Rights, Preferences, Privileges and Restrictions of the Series B Preferred Stock. After this change, the conversion feature no longer met the bifurcation criteria in SFAS No. 133. See the footnotes to the consolidated financial statements for a complete description of this transaction.

Income Tax Provision

A summary of the income tax (provision) benefit recorded in 2006 and 2005 is as follows:

	2006	2005

Income before income tax provision	$421	$4,502
Effective tax rate	213.8%	30.8%
Income tax provision at effective tax rate	(900)	(1,385)
Less discrete tax item benefits:
Changes in estimate	33	3,524
Change in foreign statutory tax rates	—	319

Total discrete tax item benefits	33	3,843

Income tax (provision) benefit	$(867)	$2,458

The income tax (provision) benefit for 2006 and 2005 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, but does not include the tax benefits realized from the employee stock options exercised during these years of $330,000 and $807,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in-capital. The effective tax rate is higher in 2006 as compared to 2005 due to the non-deductibility of the expense for the change in fair value of the conversion feature of the redeemable Series B Preferred Stock.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Product Revenues

Software Licenses.

Retail.  Software license revenues in this reportable business segment were flat in 2005 compared to 2004 and included nine new software license deals of ≥ $1.0 million in 2005 compared to eight in 2004. The Retail reportable business segment includes all software license revenues that were previously reported under the Retail Enterprise Systems and In-Store Systems reportable business segments. We reorganized our reportable business segments in third quarter 2006 in connection with the acquisition of Manugistics and have restated the previously reported results for 2005 and 2004 in order to conform to the current presentation.

Manufacturing & Distribution.  The decrease in software license revenues in this reportable business segment in 2005 compared to 2004 resulted from a decrease in sales of SDO Solutions, offset in part by an increase in license revenues from Marketplace Replenishment, our collaborative specific CPFR solution which is sold on a subscription basis. The Manufacturing & Distribution reportable business segment includes all software license revenues that were previously reported under the Collaborative Solutions reportable business segment. We reorganized our reportable business segments in third quarter 2006 in connection with the acquisition of Manugistics and have restated the previously reported results for 2005 and 2004 in order to conform to the current presentation.

Regional Results.  The Americas region accounted for $40.4 million of our software license revenues in 2005 compared to $43.4 million in 2004. Software license revenues in the Americas region decreased in 2005 compared to 2004 primarily due to an 11% decrease in software license revenues from Retail reportable business segment offset in part by a 13% increase in software license revenues from the Manufacturing & Distribution reportable business segment. The Americas software license revenues in 2005 include six new multi-product software license deals of ≥ $1.0 million that contain various combinations of Transaction Systems and SDO Solutions applications compared to eight in 2004. The 2004 results in this region included software revenues from two particularly large milestone-based transactions involving Transaction Systems. The European region accounted for $12.1 million of our software license revenues in 2005 compared to $10.7 million in 2004. Software license revenues in our European region increased in 2005 compared to 2004 due to a 45% increase in software license revenues from the Retail reportable business segment offset in part by a 38% decrease in software license revenues from the Manufacturing & Distribution reportable business segment. The European region had one new software license deal of ≥ $1.0 million in 2005 compared to none in 2004. The Asia/Pacific region accounted for $6.0 million of our software license revenues in 2005 compared to $5.1 million in 2004. Software license revenues in the Asia/Pacific region increased in 2005 compared to 2004 primarily due to one large software license deal of ≥ $1.0 million in 2005 in the Retail reportable business segment.

Maintenance Services.  The increase in maintenance services revenue in 2005 compared to 2004 is due primarily to new software license sales of SDO Solutions in 2005 that increased our installed customer base and approximately $872,000 of favorable foreign exchange effects.

Service Revenues

The decrease in service revenues in 2005 compared to 2004 resulted primarily from decreases in implementation services for SDO Solutions, particularly in the European region where several large projects were wrapping up or had been completed. Hosting revenues increased 10% to $3.5 million in 2005 from $3.2 million in 2004. Net revenues from our hardware reseller business decreased 52% to $1.2 million in 2005 from $2.6 million in 2004 which included an unusually large hardware transaction to one customer.

Fixed bid consulting services work represented 14% of total consulting services revenue in 2005 compared to 16% in 2004.

Cost of Product Revenues

Cost of Software Licenses.  The decrease in cost of software licenses in 2005 compared to 2004 resulted from a lower number of transactions that involved the resale of third party software applications.

Amortization of Acquired Software Technology.  The decrease in amortization of acquired software technology in 2005 compared to 2004 resulted primarily from the software technology related to the Arthur Suite of products that was fully amortized.

Cost of Maintenance Services.  The increase in cost of maintenance services in 2005 compared to 2004 resulted primarily from an 8% increase in average maintenance services headcount to support a larger installed customer base and the Customer Directed Development organization structure, higher incentive compensation due to the Company’s improved operating performance and an increase in outside contractor costs, offset in part by a $523,000 decrease in the utilization of consulting services employees in customer support activities.

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

Operating Expenses

Operating expenses, excluding amortization of intangibles, restructuring charges and adjustments to acquisition-related reserves, and losses on impairment of goodwill and trademarks, decreased 9% in 2005 compared to 2004, and represented 52% and 57% of total revenues in each year, respectively. The decrease in operating expenses included a decrease in salaries, benefits and travel costs related to the headcount reductions in the restructuring initiatives undertaken during fourth quarter 2004 and first half 2005, lower outside legal fees due to reduced litigation activities, lower marketing costs, lower accounting costs related to Sarbanes-Oxley compliance, and lower insurance costs. These reductions were partially offset by higher incentive compensation due to the Company’s improved operating performance, a higher bad debt provision and increased use of outside contractors to assist in development activities.

Product Development.  The decrease in product development expense in 2005 compared to 2004 resulted primarily from a 23% decrease in average product development headcount from our restructuring initiatives and a $733,000 decrease in travel and recruiting costs, offset in part by a $462,000 increase in outside contractor costs to assist in new development activities and a $381,000 increase in incentive compensation due to the Company’s improved operating performance.

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

Restructuring Charge and Adjustments to Acquisition-Related Reserves.  We recorded restructuring charges of $2.5 million during 2005 to complete the restructuring initiatives contemplated in our 2005 Operating Plan. These charges, which primarily include termination benefits and net rentals remaining under existing operating leases on certain vacated facilities, were in addition to the $3.1 million restructuring charge recorded in fourth quarter 2004 which also included termination benefits and the negotiated buyout or net rentals remaining under existing operating leases on certain facilities that were vacated by December 31, 2004.

Loss on Impairment of Goodwill.  We recorded a goodwill impairment charge of $9.7 million in fourth quarter 2005 related to write-off all goodwill previously reported under the In-Store Systems reportable business segment.

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

Operating income in our Retail reportable business segment increased to $25.4 million in 2005 compared to $19.5 million in 2004. The increase in operating income in this business segment resulted primarily from a 21% decrease in product development costs, a 12% decrease in allocated sales and marketing costs based upon the pro rata share of software sales that came from this business segment and a $1.3 million increase in total revenues, offset in part by a $9.0 million increase in impairment charges.

Operating income in our Manufacturing and Distribution reportable business segment decreased to $9.6 million in 2005 compared to $11.1 million in 2004. The decrease resulted primarily from a $2.3 million decrease in total revenues, offset in part by an 8% decrease in allocated sales and marketing costs based upon the pro rata share of software sales that came from this business segment and a 2% decrease in product development costs.

Income Tax Benefits

A summary of the income tax benefits recorded in 2005 and 2004 is as follows:

	2005	2004

Income (loss) before income taxes	$4,502	$(444)
Effective tax rate	30.8%	66.7%

Income tax (provision) benefit at effective tax rate	(1,385)	296
Discrete tax item benefits:
Changes in estimate	3,524	1,628
Change in foreign statutory tax rates	319	—
Audit settlements	—	529

Total discrete tax item benefits	3,843	2,157

Income tax benefit	$2,458	$2,453

During 2005, we recorded an extra-territorial income tax exclusion (“ETI”) benefit of $722,000 related to 2005 and ETI benefits of approximately $2.3 million for the years 2002 through 2004 which are included as a change in estimate in the 2005 summary of discrete tax item benefits.

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

Liquidity and Capital Resources

We had working capital of $41.1 million at December 31, 2006 compared to $119.0 million at December 31, 2005. Cash, cash equivalents and marketable securities at December 31, 2006 were $53.6 million, a decrease of $57.9 million from the $111.5 million reported at December 31, 2005. The decrease in working capital and cash and marketable securities resulted primarily from the $72.9 million in total cash expended to acquire Manugistics Group, Inc. (see Acquisition of Manugistics, Inc.) and the utilization of $35 million in excess cash balances in third quarter 2006 to repay a portion of the term loans entered into in connection with this acquisition, offset in part by $50 million in proceeds from the issuance of the Series B Preferred Stock to funds affiliated with Thoma Cressey Equity Partners. Repayment of the $35 million in long-term borrowings will result in a savings of nearly $2.7 million in annual interest charges.

Net accounts receivable were $79.5 million or 81 days sales outstanding (“DSO”) at December 31, 2006 compared to $42.4 million or 69 DSO at December 31, 2005. This increase results primarily from increases in customer payment cycles subsequent to the acquisition of Manugistics and the transition of personnel in our global collections during fourth quarter 2006. DSOs may fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenues that comes from software license sales which typically have installment payment terms, seasonality, shifts in customer buying patterns or industry mix of our customers, the timing of annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.

Operating activities provided cash of $15.4 million in 2006 compared to $20.5 million in 2005. The principle sources of our cash flow from operations are typically net income adjusted for depreciation and amortization and bad debt provisions, collections on accounts receivable, and increases in deferred maintenance revenue. The decrease in cash flow from operations in 2006 is due primarily to a $7.4 million decrease in net income which includes a $6.4 million reduction in net other income (expense). We incurred net interest expense of $3.8 million in 2006, which includes $6.5 million of interest expense on $175 million in aggregate term loans entered into to finance the acquisition of Manugistics and $1.1 million in amortization of loan fees, offset by $3.9 million of interest income and other, net compared to interest income and other, net of $2.6 million in 2005 which consisted primarily of interest income and investment gains. Operating cash flow in 2006 was also negatively impacted by a $4.2 million larger net increase in accounts receivable due to increases in customer payment cycles subsequent to the acquisition of Manugistics and the payment of aged payables acquired in the Manugistics transaction. The decreases in operating cash flow in 2006 were offset in part by a $5.1 million larger decrease in deferred tax assets and a $3.1 million charge for the change in the fair value of a preferred stock conversion feature.

Investing activities utilized cash of $45.8 million in 2006 and $8.0 million in 2005. Net cash used in investing activities in 2006 includes $72.9 million in net cash expended to acquire Manugistics, $8.0 million in capital expenditures and $6.7 million in payment of direct costs related to the Manugistics acquisition, offset in part by $40.4 million in net proceeds from sales and maturities of marketable securities to generate cash to complete the acquisition of Manugistics and the final $1.2 million payment received on the promissory note receivable from Silvon Software, Inc. Net cash utilized by investing activities in 2005 includes $4.9 million in capital expenditures and $4.7 million in net purchases of marketable securities, offset in part by $1.5 million in payments received on the Silvon note.

Financing activities provided cash of $11.1 million in 2006 and utilized cash of $1.4 million in 2005. Financing activities in 2006 include proceeds of $168.4 million from term loan borrowings, which are net of nearly $6.6 million of loan origination and other administrative fees, and the issuance of $50 million in Series B Preferred Stock to Thoma Cressey Bravo in connection with the acquisition of Manugistics (see Acquisition of Manugistics Group, Inc. under Significant Trends and Developments in Our Business). We used the proceeds from the term loan borrowings and the Thoma Cressey Bravo equity investment, together with the companies’ combined cash balances at closing, to fund the cash obligations of the acquisition and to retire approximately $174 million of Manugistics’ existing debt which included 5% Convertible Subordinated Notes that were scheduled to mature in 2007 and various capital lease obligations. We utilized $35 million in excess cash balances in third quarter 2006 to repay a portion of the term loans. The term loan borrowings contain certain financial and other covenants. We were in compliance with the financial and other covenants at December 31, 2006. Financing activities in 2005 include the repurchase of 747,500 shares of our common stock for $8.7 million under a stock repurchase program (see Treasury Stock Purchases). The activity in both periods includes proceeds from the issuance of common stock under our stock option plans.

Changes in the currency exchange rates of our foreign operations had the effect of increasing cash by $1.6 million in 2006 and decreasing cash by $1.4 million in 2005. The change in 2006 is due to the weakening of the US Dollar against major foreign currencies including the British Pound Sterling and the Euro. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the short-term foreign currency exchange exposure associated with foreign currency denominated assets and liabilities which exist as part of our ongoing business operations. We do not hedge the potential impact of foreign currency exposure on our ongoing revenues and expenses from foreign operations. The exposures relate primarily to the gain or loss recognized in earnings from the settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income, net, offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.

Treasury Stock Purchases.  In January 2005, our Board of Directors authorized a program to repurchase up to one million shares of our outstanding common stock on the open market or in private transactions at prevailing market prices during a one-year period ended January 26, 2006. The program was adopted as part of our revised approach to equity compensation, which emphasizes performance-based awards to employees and open market stock repurchases by the Company designed to mitigate or eliminate dilution from future employee and director equity-based incentives. During 2005, we repurchased a total of 747,500 shares of our common stock for $8.7 million under this program. There were no purchases under this program during 2006.

During 2006, we repurchased 14,656 shares tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted shares under the 2005 Performance Incentive Plan. These shares were repurchased for $189,000 at prices ranging from $11.19 to $17.00 per share.

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

Contractual Obligations.  The following summarizes scheduled principal maturities and interest on long-term debt and our operating lease obligations as of December 31, 2006.

	Payments Due By Period
Contractual Obligations	Total	< 1 Year	1 to 3 Years	3 to 5 Years	> 5 Years
	(In thousands)

Scheduled principal maturities and interest on long-term debt	$208,479	$14,082	$24,572	$24,003	$145,822
Operating lease obligations	$79,541	$16,031	$23,477	$22,076	$17,957
Contracted sublease rentals	$(15,970)	$(3,624)	$(5,896)	$(5,646)	$(804)

Long-term debt includes $139.5 million in borrowings under term loan agreements which are due in quarterly installments of $437,500 through July 5, 2013, with the remaining balance due at maturity, and $1.5 million in convertible subordinated notes assumed in the Manugistics acquisition that are scheduled to mature in November 2007. In addition to the scheduled maturities, the term loan agreements also require additional mandatory repayments on the term loans of 50% of our annual excess cash flow, as defined, beginning with the fiscal year which commences January 1, 2007. The scheduled principal maturities in the table above exclude any potential mandatory repayments of 50% of our annual excess cash flow, as defined. Interest is payable quarterly on the term loans at the London Interbank Offered Rate (“LIBOR”) + 2.25%. We entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. We have structured the interest rate swap with decreasing notional amounts to match the expected pay down of the debt. The notional value of the interest rate swap was $126.9 million at December 31, 2006 and represented approximately 91% of the aggregate term loan balance. The interest rate swap agreement is effective through October 5, 2009 and has been designated a cash flow hedge derivative.

Operating lease obligations represent future minimum lease payments under non-cancelable operating leases with minimum or remaining lease terms at December 31, 2006. We lease office space in the Americas for 15 regional sales and support offices across the United States, Canada and Latin America, and for 15 other international sales and support offices located in major cities throughout Europe, Asia, Australia, and Japan. The leases are primarily non-cancelable operating leases with initial terms ranging from one to 20 years that expire at various dates through the year 2018. None of the leases contain contingent rental payments; however, certain of the leases contain scheduled rent increases and renewal options. We expect that in the normal course of business most of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. In addition, we lease various computers, telephone systems, automobiles, and office equipment under non-cancelable operating leases with initial terms ranging from 12 to 75 months. Certain of the equipment leases contain renewal options and we expect that in the normal course of business some or all of these leases will be renewed or replaced by other leases. All capital lease obligations assumed in the Manugistics acquisition were paid during third quarter 2006.

We believe our cash and cash equivalents and net cash provided from operations will provide adequate liquidity to meet our normal operating requirements for the foreseeable future, and we intend to use excess cash flow to accelerate the payment of the remaining outstanding debt. A major component of our positive cash flow is the collection of accounts receivable and the generation of cash earnings.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The only change in our critical accounting policies during 2006 is the addition of an interest rate risk management and accounting policy related to cash flow hedging derivatives (see Derivative Instruments and Hedging Activities). The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Maintenance services are separately priced and stated in our arrangements. Maintenance services typically include on-line support, access to our Solution Centers via telephone and web interfaces, comprehensive error diagnosis and correction, and the right to receive unspecified upgrades and enhancements, when and if we make them generally available. Maintenance services are generally billed on a monthly basis and recorded as revenue in the applicable month, or billed on an annual basis with the revenue initially deferred and recognized ratably over the maintenance period. VSOE for maintenance services is the price customers will be required to pay when it is sold separately, which is typically the renewal rate.

Consulting and training services are separately priced and stated in our arrangements, are generally available from a number of suppliers, and are generally not essential to the functionality of our software products. Consulting services include project management, system planning, design and implementation, customer configurations, and training. These services are generally billed bi-weekly on an hourly basis or pursuant to the terms of a fixed price contract. Consulting services revenue billed on an hourly basis is recognized as the work is performed. Under fixed price contracts, including milestone-based arrangements, consulting services revenue is recognized using the proportional performance method by relating hours incurred to date to total estimated hours at completion. Training revenues are included in consulting revenues in the Company’s consolidated statements of income and are recognized once the training services are provided. VSOE for consulting and training services is based upon the hourly or per class rates charged when those services are sold separately. We offer hosting services on certain of our software products under arrangements in which the end users do not take possession of the software. Revenues from hosting services are included in consulting revenues, billed monthly and recognized as the services are provided. Revenues from our hardware reseller business are also included in consulting revenues, reported net (i.e., the amount billed to a customer less the amount paid to the supplier) pursuant to EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and recognized upon shipment of the hardware.

Customers are reviewed for creditworthiness before we enter into a new arrangement that provides for software and/or a service element. We do not sell or ship our software, nor recognize any license revenue unless we believe that collection is probable. Payments for our software licenses are typically due within twelve months from the date of delivery. Although infrequent, where software license agreements call for payment terms of twelve months or more from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied.

•	Accounts Receivable. Consistent with industry practice and to be competitive in the retail software marketplace, we typically provide payment terms on most software license sales. Software licenses are generally due within twelve months from the date of delivery. Customers are reviewed for creditworthiness before we enter into a new arrangement that provides for software and/or a service element. We do not sell or ship our software, nor recognize any revenue unless we believe that collection is probable in accordance with the requirements of paragraph 8 in Statement of Position 97-2, Software Revenue Recognition, as amended. For those customers who are not credit worthy, we require prepayment of the software license fee or a letter of credit before we will ship our software. We have a history of collecting software payments when they come due without providing refunds or concessions. Consulting services are generally billed bi-weekly and maintenance services are billed annually or monthly. For those customers who are significantly delinquent or whose credit deteriorates, we typically put the account on hold and do not recognize any further services revenue, and may as appropriate withdraw support and/or our implementation staff until the situation has been resolved.

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

•	Goodwill and Intangible Assets. Our business combinations typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and potential impairment charges we may incur. The determination of the value of such intangible assets and the annual impairment tests required by Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), requires management to make estimates of future revenues, customer retention rates and other assumptions that affect our consolidated financial statements.

Goodwill is tested annually for impairment, or more frequently if events or changes in business circumstances indicate the asset might be impaired, using a two-step process that compares a weighted average of the fair value of future cash flows under the “Discounted Cash Flow Method of the Income Approach” and the “Guideline Company Method” to the carrying value of goodwill allocated to our reporting units. No indications of impairment have been identified in 2006 with respect to our Retail, Manufacturing and Distribution and Services Industries reportable business segments. We recorded an impairment charge of $9.7 million in fourth quarter 2005 to write-off all goodwill allocated to the In-Store Systems reportable business segment due to the historical performance of our point-of-sale systems being below expectations and the slower projected growth rate for these applications in our operating plans. The impairment charge is reported as a separate component of operating expenses in our consolidated statements of income under the caption “Loss on impairment of goodwill.”

Customer lists are amortized on a straight-line basis over estimated useful lives ranging from 8 years to 13 years. The values allocated to customer list intangibles are based on the projected economic life of each acquired customer base, using historical turnover rates and discussions with the management of the acquired companies. We also obtain third party appraisals to support our allocation of the purchase price to these assets. We estimate the economic lives of these assets using the historical life experiences of the acquired companies as well as our historical experience with similar customer accounts for products that we have developed internally. We review customer attrition rates for each significant acquired customer group on annual basis, or more frequently if events or circumstances change, to ensure the rate of attrition is not increasing and if revisions to the estimated economic lives are required.

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

Trademarks have historically been assigned indefinite useful lives and tested annually for impairment using the “Relief from Royalty Method of the Income Approach.” The premise of this valuation method is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the asset and assumes that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. Through December 31, 2005, substantially all of our trademarks were acquired in connection with the acquisition of E3 Corporation (“E3”). We recorded impairment losses of $200,000 and $1.1 million on the E3 trademarks in 2005 and 2004, respectively due primarily to a lower software revenue forecast and a flattening of the projected revenue growth curve. The Company announced in fourth quarter 2006 that it would continue to support the E3 product suite through the end of 2012. With this announcement, the E3 trademarks were tested for impairment in accordance with SFAS No. 142 and we recorded an additional impairment loss of $200,000 in fourth quarter 2006. At December 31, 2006, the E3 trademarks have a remaining balance of $1.8 million that has been classified as an amortized intangible asset and which will be amortized prospectively on a straight-line basis over an estimated remaining useful life of 3 years. The impairment charges are reported as a separate component of operating expenses in our consolidated statements of income under the caption “Loss on impairment of trademark.” We recorded $3.0 million in trademarks in connection with the acquisition of Manugistics Group, Inc. The Manugistics trademarks are being amortized on a straight-line basis over an estimated useful life of 3 years.

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

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, Accounting for Income Tax Uncertainties, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income tax uncertainties and defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also prescribes a two-step approach for evaluating tax positions and requires expanded disclosures at each interim and annual reporting period. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will require that differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as cumulative-effect adjustments to beginning retained earnings. We adopted FIN 48 on January 1, 2007; however, we have not yet completed our evaluation of the impact of adoption on the Company’s financial position or results of operations.

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

Our Board of Directors approved a special Manugistics Integration Incentive Plan (“Integration Plan”) in third quarter 2006. The Integration Plan provides for up to 510,939 contingently issuable restricted stock units with a fair value of approximately $8.5 million to executive officers and certain other members of our management team if we are able to successfully integrate the Manugistics acquisition and achieve a defined performance threshold goal in 2007. A partial pro-rata issuance of restricted stock units will be made if we achieve a minimum performance threshold. The restricted stock units, if any, will be issued after the announcement of our 2007 financial results in January 2008 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period. No compensation expense was recognized in 2006 related to the Integration Plan. The Company’s performance against the defined performance threshold goal will be evaluated on a quarterly basis throughout 2007 and stock-based compensation recognized over the requisite service period that runs from August 18, 2006 (the date of board approval) through January 2010 pursuant to the guidance in SFAS No. 123(R). If we achieve the defined performance threshold goal we would expect to recognize approximately 50% or approximately $4.2 million of the award as stock-based compensation in 2007.

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

•	Derivative Instruments and Hedging Activities. We account for derivative financial instruments in accordance with Financial Accounting Standards No. 133, Accounting for Derivative Instruments and

Hedging Activities (“SFAS No. 133”). We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under SFAS No. 133. Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign denominated assets and liabilities.

We are exposed to interest rate risk in connection with our long-term debt which provides for quarterly interest payments at the London Interbank Offered Rate (“LIBOR”) + 2.25%. To manage this risk, we entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. We have structured the interest rate swap with decreasing notional amounts to match the expected pay down of the debt. The notional value of the interest rate swap was $126.9 million at December 31, 2006 and represented approximately 91% of the aggregate term loan balance. The interest rate swap agreement is effective through October 5, 2009 and has been designated a cash flow hedge derivative. SFAS No. 133 requires derivatives to be recorded as either an asset or a liability in the balance sheet at fair value. Changes in the fair value of derivatives that are designated as highly effective and qualify as a cash flow hedge are deferred and recorded as a component of “Accumulated other comprehensive income (loss)” until net income is affected by the variability of cash flows of the hedged transaction (i.e., that quarterly payment of interest). When the hedged transaction affects earnings, the resulting gain or loss is reclassified from “Accumulated other comprehensive income (loss)” to the consolidated statement of income on the same line as the underlying transaction (i.e., interest expense). A change in the fair value of an ineffective portion of a hedging derivative is recognized immediately in earnings. We evaluate the effectiveness of the cash flow hedge derivative on a quarterly basis. As of December 31, 2006, the hedge was highly effective and we have recorded a net unrealized gain of $235,000 in “Accumulated other comprehensive income (loss).”

In connection with the acquisition of Manugistics, we issued 50,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) for $50 million in cash. The Series B Preferred Stock included a scheduled redemption right that allowed any holder to demand a redemption of all or any part of their shares after September 6, 2013 at a cash redemption price equal to the greater of (a) a $1,000 per share liquidation value or (b) the fair market value of the common stock that would be issued upon conversion of the Series B Preferred Stock. The conversion feature as originally drafted was considered an embedded derivative under the provisions of SFAS No. 133, and accordingly had been accounted for separately from the Series B Preferred Stock. On the date of issuance, we recorded a $10.9 million liability for the estimated fair value of the conversion feature and reduced the face value of the Series B Preferred Stock to $39.1 million.

The language in the agreement describing the conversion feature did not reflect the original intent of the parties, and as a result, we filed a Certificate of Correction with the State of Delaware on October 20, 2006 to correct the definition of cash redemption price and limit the cash redemption to the $1,000 per share liquidation value. After this change, the conversion feature no longer met the bifurcation criteria in SFAS No. 133. We recorded non-cash charges of $3.1 million in 2006 to reflect the increase in the fair value of the conversion feature from July 5, 2006 to October 20, 2006. The increase in the fair value of the conversion feature resulted from the increase in our stock price during this period of time. We reclassified the $14 million estimated fair value of the conversion feature on October 20, 2006 to additional paid-in capital pursuant to the guidance in Emerging Issues Task Force Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133 (“EITF Issue No. 06-7”).

Other Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 requires that a company use both a balance sheet approach (“iron curtain”) and an income statement approach (“rollover”) when quantifying misstatement amounts. The determination that an error is material in a current year that includes prior-year effects may result in the need to correct prior-year financial statements, even if the misstatement in the prior year or years is considered immaterial. When companies correct prior-year financial statements for immaterial errors, SAB 108 does not require previously filed reports to be amended. Rather, such correction may be made the next time the company files prior year financial statements. SAB is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. SAB 108 did not have a material impact on our financial statements for the year ended December 31, 2006.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007. We are evaluating the impact of SFAS No. 157 on our financial position, results of operations and cash flows.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective beginning the first fiscal years that begins after November 15, 2007. We are evaluating the impact of SFAS No. 159 on our financial position, results of operations and cash flows and whether we will choose to measure any eligible financial assets and liabilities at fair value.

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

Foreign currency exchange rates.  Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 40% of our total revenues in 2006 as compared to 41% and 40% in 2005 and 2004, respectively. In addition, the identifiable net assets of our foreign operations totaled 28% of consolidated net assets at December 31, 2006, as compared to 20% at December 31, 2005. The increase in identifiable assets at December 31, 2006 in our foreign operations results primarily from the acquisition of Manugistics and the allocation of related intangible asset values. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting an unrealized foreign currency translation gain of $2.0 million in 2006, an unrealized foreign currency translation loss of $1.0 million in 2005 and an unrealized foreign currency translation gain of $2.5 million in 2004.

Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net working capital as of December 31, 2006 to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the December 31, 2006 rates would result in a currency translation loss of $2.2 million before tax.

We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations that are denominated in a currency other than the functional currency of the subsidiary. The exposures relate primarily to the gain or loss recognized in earnings from the settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under SFAS No. 133. Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign denominated assets and liabilities.

At December 31, 2006, we had forward exchange contracts with a notional value of $20.7 million and an associated net forward contract liability of $22,000. At December 31, 2005, we had forward exchange contracts with a notional value of $6.4 million and an associated net forward contract receivable of $117,000. The net forward contract receivables or liabilities are included in prepaid expenses and other current assets or accrued expenses and other current liabilities as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We prepared sensitivity analyses of the impact of changes in foreign currency exchange rates on our forward exchange contracts at December 31, 2006. Based on the results of these analyses, a 10% adverse change in all foreign currency rates from the December 31, 2006 rates would result in a net forward contract liability of $1.6 million that would increase the underlying currency transaction loss on our net foreign assets. We recorded foreign currency exchange contract losses of $316,000 and $464,000 in 2006 and 2005, respectively and a foreign currency exchange contract gain of $190,000 in 2004.

Interest rates.  We have historically invested our cash in a variety of financial instruments denominated in U.S. dollars, including bank time deposits and variable and fixed rate obligations of the U.S. Government and its agencies, states, municipalities, commercial paper and corporate bonds, and have classified all of our investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on our investments is reflected in our financial statements under the caption “Other income (expense), net.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have suffered a decline in market value due to a change in interest rates. We hold our investment securities for purposes other than trading. During second quarter of 2006, we liquidated substantially all of our investments through sales or maturities in order to generate cash to complete the acquisition of Manugistics on July 5, 2006. There were no securities held as of December 31, 2006 and our excess cash balances were primarily invested in money market accounts.

We are exposed to interest rate risk in connection with our long-term debt which provides for quarterly interest payments at the London Interbank Offered Rate (“LIBOR”) + 2.25%. To manage this risk, we entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. We have structured the interest rate swap with decreasing notional amounts to match the expected pay down of the debt. The notional value of the interest rate swap was $126.9 million at December 31, 2006 and represented approximately 91% of the aggregate term loan balance. The interest rate swap agreement is effective through October 5, 2009 and has been designated a cash flow hedge derivative. SFAS No. 133 requires derivatives to be recorded as either an asset or a liability in the balance sheet at fair value. Changes in the fair value of derivatives that are designated as highly effective and qualify as a cash flow hedge are deferred and recorded as a component of “Accumulated other comprehensive income (loss)” until net income is affected by the variability of cash flows of the hedged transaction (i.e., that quarterly payment of interest). When the hedged transaction affects earnings, gains or losses are reclassified from “Accumulated other comprehensive income (loss)” to the consolidated statement of income on the same line as the underlying transaction (i.e., interest expense). A change in the fair value of an ineffective portion of a hedging derivative is recognized immediately in earnings. We evaluate the effectiveness of the cash flow hedge derivative on a quarterly basis. As of December 31, 2006, the hedge was highly effective and we have recorded a net unrealized gain of $235,000 in “Accumulated other comprehensive income (loss).”

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, together with the report of the independent registered public accounting firm of Deloitte & Touche LLP, are included in this Form 10-K as required by Rule 14a-3(b).

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure —
  None

Item 9A.	Controls and Procedures

Management’s Report on Disclosure Controls and Procedures.  During and subsequent to the reporting period, and under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”) as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on December 31, 2006 were effective to ensure that information required to be disclosed in our reports to be filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting.  The term “internal control over financial reporting is defined under Rule 13a-15(f) of the Act and refers to the process of a company that is designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2006. There were no changes in our internal controls over financial reporting during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information — None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
JDA Software Group, Inc.
Scottsdale, Arizona

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that JDA Software Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 16, 2007, expressed an unqualified opinion on those financial statements.

/s/  DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 16, 2007

PART III

Certain information required by Part III is omitted from this Form 10-K, as we intend to file our Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

Our directors and executive officers, and their ages as of March 15, 2007, are as follows:

Name	Age	Title

James D. Armstrong	56	Chairman
Orlando Bravo(1)	36	Director
J. Michael Gullard(1)	62	Director
Douglas G. Marlin(1)	59	Director
Jock Patton(1)	61	Director
Hamish N. J. Brewer	44	President and Chief Executive Officer
Kristen L. Magnuson	50	Executive Vice President and Chief Financial Officer
Christopher J. Koziol	46	Chief Operating Officer
Philip Boland	52	Senior Vice President, Worldwide Consulting Services
G. Michael Bridge	43	Senior Vice President and General Counsel
Thomas Dziersk	44	Senior Vice President, Americas
Lori Mitchell-Keller	40	Senior Vice President, Product Management
David R. King	62	Senior Vice President, Product Development
Jeffrey Kissling	52	Senior Vice President, Technology Transition
Ronald Kubera	42	Senior Vice President, Supply Chain
Christopher J. Moore	44	Senior Vice President, Customer Support Solutions
Wayne J. Usie	40	Senior Vice President, Retail

(1)	Member of the Audit Committee, Compensation Committee and Nominating and Governance Committee

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

Orlando Bravo has been a Director since July 2006 and was appointed to the Board in connection with the issuance of the Series B Convertible Preferred Stock to funds affiliated with Thoma Cressey Bravo (“TCB” and formerly known as Thoma Cressey Equity Partners, Inc.), a private equity investment firm. Mr. Bravo has been a Managing Partner at TCB since its formation in 1998 and is responsible for TCB’s software investments. Over the past four years, Mr. Bravo has led or co-led the buyout of seven software companies with an aggregate enterprise value of over $2 billion and closed 17 add-on acquisitions with an aggregate enterprise value of $1 billion. Mr. Bravo also serves as a director of several software companies in which TCB holds an investment including Activant Solutions, Inc., a provider of business management solutions for small and medium-sized retail and wholesale distribution businesses, Datatel, Inc., a provider of information management software and services to higher education institutions and Made2Manage Systems, a provider of enterprise information systems for small and midsized manufacturers. Mr. Bravo previously served as Chairman of Prophet 21, Inc., a provider of enterprise software solutions and services to the durable goods industry and as a director of VECTORsgi, a provider of financial transaction processing solutions to financial institutions prior to the sale of those companies by TCB. Prior to joining TCB, Mr. Bravo worked in the New York-based Mergers and Acquisitions group of Morgan Stanley & Co. Mr. Bravo attended Brown University where he received Bachelor of Arts degrees in Economics and Political Science, Stanford University where he received a Master of Business Administration degree from the Graduate School of Business and a Juris Doctorate from the Stanford Law School. Mr. Bravo currently serves on the Board of Visitors of Stanford Law School.

J. Michael Gullard has been a Director since January 1999. Mr. Gullard has been the General Partner of Cornerstone Management, a venture capital and consulting firm specializing in software and data communications companies since 1984. Mr. Gullard also serves as a director and President of Celeritek Windup Corporation, a publicly-held company which is in the process of liquidating its assets and distributing cash to its shareholders, as Chairman of the Board and Audit Committee of DynTek, Inc., a publicly-held company which provides professional technology services to government, education and mid-market commercial customers, and as a director and Chairman of the Audit Committee of Alliance Semiconductor Corporation, a publicly-held corporation that provides high-value memory, mixed-signal and system solution semiconductor products designed, developed and marketed for the communications, computing, consumer and industrial markets. Mr. Gullard previously served as Chairman of Merant PLC (formerly Micro Focus Group Ltd.) from 1996 to 2004, a former publicly-held corporation headquartered in England with extensive operations in the United States that specialized in change management software tools and merged with Serena Software, Inc. in 2004, as Chairman of NetSolve, Incorporated from 1992 to 2004, a former publicly-held corporation which provides IT infrastructure management services on an out-sourced basis that was sold to Cisco Corporation in 2004, as Chief Executive Officer and Chief Financial Officer of Telecommunications Technology, Inc. from 1979 to 1984, and held a variety of financial and operational management positions at Intel Corporation from 1972 to 1979. Mr. Gullard is currently Chairman of Mainsoft Corp., a private company, and serves on the Board of Directors of Planar Systems, a publicly held designer and distributor of specialty displays. Mr. Gullard has formerly served as a Director of other technology companies. Mr. Gullard attended Stanford University where he received a Bachelor of Arts Degree in Economics and a Masters Degree from the Graduate School of Business.

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

Jock Patton has been a Director since January 26, 1999. Mr. Patton is a private investor and is Chairman of the ING Funds Unified Board which oversees over $75 billion mutual fund assets. He is also Chairman of Swift Transportation Company, the leading full truckload carrier in the United States. Mr. Patton previously served as Chief Executive Officer of Rainbow Multimedia Group, Inc., a producer of digital entertainment, from 1999 to 2001. From 1992 to 1997, Mr. Patton served as a Director and President of StockVal, Inc., an SEC registered investment advisor providing securities analysis software and proprietary data to mutual funds, major money managers and brokerage firms worldwide. Prior to 1992, Mr. Patton was a Partner and Director in the law firm of Streich Lang where he founded and headed the Corporate/Securities Practice Group. Mr. Patton has previously served on the Board of Directors of various public and private companies, including America West Airlines, Inc. Mr. Patton holds an A.B. Degree in Political Science and Juris Doctorate, both from the University of California.

William C. Keiper resigned from the Board and all its committees effective August 18, 2006 for personal reasons and not as a result of any disagreement with the Company. Mr. Keiper served as a Director for eight years and was a member of the Audit Committee at the time of his resignation.

Other Executive Officers:

Hamish N. J. Brewer has served as our President and Chief Executive Officer since August 2003. Mr. Brewer previously served as President from March 2001 to July 2003, as Senior Vice President, Sales from 2000 to March 2001, as Senior Vice President, Enterprise Systems, from 1999 to 2000, as Senior Vice President, International during 1998 to 1999, as Director of our Europe, Middle East and African operations from 1996 to 1998, and as a Marketing Representative from 1994 to 1996. Prior to joining JDA, Mr. Brewer served as a Retail Marketing Specialist with IBM from 1986 to 1990 and in various operational positions with a privately-held retail sales organization located in England. Mr. Brewer received a Bachelor of Science and a Bachelor of Commerce degree from the University of Birmingham in England.

Kristen L. Magnuson has served as our Chief Financial Officer since September 1997 and was promoted to Executive Vice President from Senior Vice President in March 2001. Prior to joining JDA, Ms. Magnuson served as Vice President of Finance and Planning for Michaels Stores, Inc., a publicly-held arts and craft retailer from 1990 to 1997, as Senior Vice President and Controller of MeraBank FSB, an $8 billion financial institution, from 1987 to 1990, and various positions including Audit Principal in the audit department of Ernst & Young from 1978 to 1987. Ms. Magnuson is a Certified Public Accountant and received a Bachelor of Business Administration degree in Accounting from the University of Washington.

Christopher J. Koziol has served as our Chief Operating Officer since June 2005. Prior to joining JDA, Mr. Koziol served as Managing Director of Mission Advisors, LLC, a privately-held firm that provides early stage turnaround consulting, strategy, business development and operations management advisory services to small and medium-sized enterprises from 2001 to 2005. From 1985 to 2001, Mr. Koziol held a variety of executive positions, including President and Chief Operating Officer, with MicroAge, Inc., a publicly-held distributor and integrator of information technology products and services and a Fortune 500 company, and as an Account Executive with Western Office Systems from 1983 to 1985. Mr. Koziol worked in various sales and sales management positions with the Pepsi-Cola Bottling Group from 1982 to 1983. Mr. Koziol received a Bachelor of Science degree in Business Administration, Marketing from the University of Arizona and is a graduate of the Harvard Business School Program for Management Development.

Philip Boland has served as our Senior Vice President, Worldwide Consulting Services since June 2006. Mr. Boland previously served as Regional Vice President of Customer Solutions and Services, Asia Pacific from 1999 to 2005, as Director of Consulting Services, Asia Pacific from 1998 to 1999, and as Country Manager, Australia and New Zealand from 1996 to 1998. Prior to joining JDA, Mr. Boland served as a Principal Consultant for the Retail Industry IT practice at Price Waterhouse, Australia from 1995 to 1996, in various management positions including Vice President of Development and Professional Services for Uniquest, Inc. (formerly PRJ& Associates), a global supplier of retail application solutions and implementation services from 1986 to 1995 and in various buying, sales and IT management positions with Coles Myer, one of Australia’s largest retailers, from 1975 to 1986. Mr. Boland received a Bachelor of Arts degree in Economics from the University of Melbourne and a Post Graduate Diploma in Marketing from the David Syme Business School of Caulfield Institute of Technology.

G. Michael Bridge has served as our Senior Vice President and General Counsel since August 2004. Mr. Bridge previously served as Vice President and General Counsel from July 1999 to July 2004. Prior to joining JDA, Mr. Bridge served as Corporate Counsel of Vivid Semiconductor, Inc., a privately-held semiconductor company from 1998 to 1999, as Corporate Counsel of PictureVision, Inc, a privately-held Internet company from 1997 to 1998, and as Vice President and General Counsel of USAGroup TRG, a privately-held software company from 1991 to 1997. From 1989 to 1991 Mr. Bridge served as an associate in the corporate and securities department of Piper & Marbury. Mr. Bridge’s education includes a Bachelor of Arts degree from the University of Southern California, and a Juris Doctor degree from Cornell University.

Tom Dziersk has served as our Senior Vice President, Americas since August 2006. Prior to joining JDA, Mr. Dziersk served as President and Chief Executive Officer of SAMSys, Inc., a privately-held manufacturer of radio frequency identification reader (RFID) technology, from January 2006 to June 2006, and as President and Chief Executive Officer of ClearOrbit, Inc., a privately-held supply chain execution automation company from December 2000 to August 2005. Prior to that, Mr. Dziersk served as Senior Vice President of Sales and Marketing of Essentus International, Inc. (formerly Richter Systems), a privately-held provider of business-to-business portal functionality and enterprise resource planning software solutions for the apparel and footwear industries from July 1999 to November 2000, and in various management and sales positions with JBA International, Inc., an enterprise resource planning software firm, from June 1991 to May 1999 and with Loadstar Computer Systems, a provider of specialized software solutions for the automotive aftermarket industry, from June 1985 to June 1991. Mr. Dziersk received a Bachelor of Arts degree in Economics from the University of Michigan.

David R. King has served as our Senior Vice President, Product Development since January 2004. Prior to joining JDA, Mr. King served as Vice President Product Planning of Geac Computer Corp. Ltd, a publicly-held Canadian software company, from August 2003 to December 2003, as Sr. Vice President of Product Development and Chief Technology Officer of Comshare, Inc., a publicly-held software company, from 1997 to 2003, and as its Director of Applied Technology and Research from 1991 to 1997, and in various management positions including Director, Advanced Product Design and Development of Execucom Systems Corporation, a privately-held provider of decision and executive support systems, from 1983 to 1991. Prior to that, Mr. King was a full-time faculty member responsible for teaching undergraduate and graduate courses in statistics, research methods, mathematical and computer modeling at Old Dominion University, the University of Maryland, and the University of South Carolina, from 1969 to 1982. Mr. King currently serves on the advisory boards for MIS at the University of Georgia and the International Academy of Advanced Decision Support at the Peter Kiewit Institute of Technology. In addition, Mr. King has written over 50 articles and books in the areas of decision support and business intelligence. Mr. King’s education includes a Bachelor of Sociology Degree, a Master of Sociology Degree, and a Ph.D. in Sociology with a minor in Mathematical Statistics from the University of North Carolina.

Jeff Kissling has served as our Senior Vice President, Technology Transition since July 2006. Prior to joining JDA, Mr. Kissling served as Senior Vice President and Chief Technology Officer for Manugistics Group, Inc. from 2004 to 2006, as an independent consultant from 2002 to 2004, as Chief Technology Officer for Baan Company, a publicly-held provider of enterprise resource planning systems, software and services from 2001 to 2002, as Chief Technology Officer for Invensys Manufacturing and Process Systems, a business unit of Invensys plc and provider of industrial automation systems from 1999 to 2001, as Senior Vice President, Research and Development for Wonderware, a privately-held provider of industrial automation systems from 1995 to 1999 and in various executive management positions including President and CEO of Soft Systems Engineering, a start-up manufacturing software company, from 1984 to 1995. Mr. Kissling attended Pennsylvania State University and received a Bachelor of Science degree in Electrical Engineering.

Ron Kubera has served as our Senior Vice President, Supply Chain since July 2006. Prior to joining JDA, Mr. Kubera held various executive management positions with Manugistics Group, Inc. including Senior Vice President of Consumer Goods from 2005 to 2006, Senior Vice President of Northern European Operations from 2003 to 2005, Senior Vice President of Global Services from 2001 to 2003 and Vice President from 1999 to 2001. Prior to that, Mr. Kubera held various management positions with the Arm & Hammer division of Church & Dwight Co. Inc. from 1986 to 1999. Mr. Kubera’s education includes a Bachelor of Science degree in Business Administration from Mansfield University and a Master of Business Administration degree from Rider College.

Lori Mitchell-Keller has served as our Senior Vice President, Product Management since July 2006. Prior to joining JDA, Ms. Mitchell-Keller held various executive and other management positions with Manugistics Group, Inc. including Senior Vice President of Global Marketing and Solution Management from 2004 to 2006, Senior Vice President of Product Development and Strategy from 2003 to 2004, Senior Vice President of Market and Technology Strategy from 2001 to 2003, Vice President of Technology Strategy from 1999 to 2000, Vice President of Product and Solution Marketing from 1999 to 2000, Director of Product Management from 1998 to 1999 and Business Manager, Demand and Supply Planning from 1997 to 1998. Prior to that, Ms. Mitchell-Keller held various sales and operational positions with Allegiance Healthcare Corporation from 1991 to 1997 and with AT&T Consumer Products Laboratories from 1989 to 1991. Ms. Mitchell-Keller’s education includes a Bachelor of Science degree in Industrial Engineering from Iowa State University, a Masters degree in Operations Research from Stanford University and a Masters of Management degree from the J.L. Kellogg Graduate School of Management at Northwestern University.

Christopher J. Moore has served as our Senior Vice President, Customer Support Solutions since January 2004. Mr. Moore previously served as our Vice President, US Consulting Services from 1999 to 2003, as Vice

President, CSG Operations in 1999, as a Regional Director, CSG from 1997 to 1998, as Associate Consulting Director from 1995 to 1997, as Senior Implementation Manager from 1994 to 1995, and in various other programmer, analyst and consulting positions from 1991 to 1993. Prior to joining JDA, Mr. Moore served in various management positions with Vormittag Associates, Inc. a privately-held software and consulting services distributor, from 1990 to 1991, Sunrise Software Systems, a privately-held POS hardware and software distributor, from 1989 to 1990, and Computer Generated Solutions, a privately-held consulting company, from 1987 to 1989. Mr. Moore attended Polytechnic University and received a Bachelor of Science degree in Computer Science.

Wayne J. Usie has served as our Senor Vice President, Retail since July 2006. Mr. Usie previously served as our Senior Vice President, Americas from January 2003 to June 2006 and as Senior Vice President, Product Development from January 2001 to December 2002. Prior to joining JDA, Mr. Usie served as Vice President — Information Technology for Family Dollar Stores, Inc., a publicly-held mass merchant discount retailer from 1997 to 2000, as Vice President — Chief Financial Officer and Chief Information Officer of Campo Electronics, Appliances, and Computers, Inc., a publicly-held consumer electronics retailer, from 1996 to 1997, as President and Chief Executive Officer of International Networking & Computer Consultants, Inc., a privately-held software integration consulting firm, from 1992 to 1996, and in various management positions in the regional accounting firm of Broussard, Poche, Lewis & Breaux from 1988 to 1992. Mr. Usie attended Louisiana State University and received a Bachelor of Science Degree in Business Administration -Accounting.

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

The information relating to executive compensation is incorporated by reference to the Proxy Statement under the captions “Executive Compensation — Compensation Discussion and Analysis,” “Executive Compensation — Summary Compensation Table,” “Executive Compensation — Grants of Plan Based Awards,” “Executive Compensation — Outstanding Equity Awards at Fiscal Year- End,” “Executive Compensation — Option Exercises and Stock Vested,” “Potential Payments upon Termination or Change in Control,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation.”

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions is incorporated by reference to the Proxy Statement under the caption “Transactions with Related Persons.”

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

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2006 and 2005

Consolidated Statements of Operations — Three Years Ended December 31, 2006

Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Three Years Ended December 31, 2006

Consolidated Statements of Cash Flows — Three Years Ended December 31, 2006

Notes to Consolidated Financial Statements — Three Years Ended December 31, 2006

2. Financial Statement Schedules — None

3. Exhibits — See Exhibit Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
JDA Software Group, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of JDA Software Group, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of JDA Software Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 16, 2007

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$53,559	$71,035
Marketable securities	—	40,472

Total cash and marketable securities	53,559	111,507
Accounts receivable, net	79,491	42,415
Deferred tax asset	16,736	4,361
Prepaid expenses and other current assets	17,011	8,142
Promissory note receivable	—	1,213

Total current assets	166,797	167,638
Non-Current Assets:
Property and Equipment, net	48,391	42,825
Goodwill	145,976	60,531
Other Intangibles, net:
Customer lists	158,519	24,775
Acquired software technology	35,814	15,739
Trademarks	4,691	2,391
Deferred Tax Asset	54,164	16,673
Other non-current assets	10,392	—

Total non-current assets	457,947	162,934

Total Assets	$624,744	$330,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,843	$1,768
Accrued expenses and other current liabilities	47,183	18,677
Income tax payable	3,725	1,386
Current portion of long-term debt	3,281	—
Deferred revenue	66,662	26,775

Total current liabilities	125,694	48,606

Non-Current Liabilities:
Long-term debt	137,813	—
Accrued exit and disposal obligations	20,885	—

Total non-current liabilities	158,698	—

Total Liabilities	284,392	48,606

Commitments and Contingencies (Notes 13 and 14)
Redeemable Preferred Stock	50,000	—
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized, 50,000,000 shares; issued 30,569,447 and 30,222,983 shares, respectively	305	302
Additional paid-in capital	275,705	257,816
Deferred compensation	(904)	(725)
Retained earnings	27,628	38,972
Accumulated other comprehensive gain (loss)	1,018	(1,188)

	303,752	295,177
Less treasury stock, at cost, 1,176,858 and 1,162,202 shares, respectively	(13,400)	(13,211)

Total stockholders’ equity	290,352	281,966

Total liabilities and stockholders’ equity	$624,744	$330,572

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

REVENUES:
Software licenses	$48,971	$58,508	$59,211
Maintenance services	129,290	86,417	80,240

Product revenues	178,261	144,925	139,451
Consulting services	90,085	64,901	71,251
Reimbursed expenses	9,121	5,997	6,172

Service revenues	99,206	70,898	77,423
Total revenues	277,467	215,823	216,874

COST OF REVENUES:
Cost of software licenses	2,005	1,638	2,191
Amortization of acquired software technology	6,226	5,009	5,158
Cost of maintenance services	31,793	22,700	19,975

Cost of product revenues	40,024	29,347	27,324
Cost of consulting services	65,828	50,882	53,229
Reimbursed expenses	9,121	5,997	6,172

Cost of service revenues	74,949	56,879	59,401
Total cost of revenues	114,973	86,226	86,725

GROSS PROFIT	162,494	129,597	130,149
OPERATING EXPENSES:
Product development	56,262	44,351	52,800
Sales and marketing	48,153	40,386	45,608
General and administrative	34,803	27,071	24,922
Amortization of intangibles	9,556	3,572	3,388
Restructuring charges and adjustments to acquisition-related reserves	6,225	2,439	6,105
Loss on impairment of goodwill	—	9,713	—
Loss on impairment of trademarks	200	200	1,100

Total operating expenses	155,199	127,732	133,923

OPERATING INCOME (LOSS)	7,295	1,865	(3,774)
Interest expense and amortization of loan fees	(7,645)	(162)	(205)
Interest income and other, net	3,857	2,799	2,335
Change in fair value of Series B Preferred Stock conversion feature	(3,086)	—	—
Net gain on acquisition breakup fee	—	—	1,200

INCOME (LOSS) BEFORE INCOME TAXES	421	4,502	(444)
Income tax (provision) benefit	(867)	2,458	2,453

NET INCOME (LOSS)	(446)	6,960	2,009
Adjustment to increase the carrying amount of the Series B Preferred Stock to its redemption value	(10,898)	—	—

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(11,344)	$6,960	$2,009

BASIC EARNINGS (LOSS) PER SHARE APPLICABLE TO COMMON SHAREHOLDERS	$(.39)	$.24	$.07

DILUTED EARNINGS (LOSS) PER SHARE APPLICABLE TO COMMON SHAREHOLDERS	$(.39)	$.24	$.07

SHARES USED TO COMPUTE:
Basic Earnings (Loss) Per Share Applicable to Common Shareholders	29,232	28,825	29,072

Diluted Earnings (Loss) Per Share Applicable to Common Shareholders	29,232	29,290	29,494

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

						Accumulated
			Additional	Deferred		Other
	Common Stock		Paid-In	Stock	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Compensation	Earnings	Gain (Loss)	Stock	Total
			(In thousands, except share amounts)

Balance, January 1, 2004	29,429,747	$294	$246,716	$—	$30,003	$(2,672)	$(4,552)	$269,789
Issuance of common stock:
Stock options exercised	166,950	2	1,791					1,793
Tax benefit — stock compensation			126					126
Comprehensive income:
Net income					2,009			2,009
Unrealized loss on marketable securities available-for-sale, net						(13)		(13)
Foreign translation adjustment						2,481		2,481

Comprehensive income								4,477

Balance, December 31, 2004	29,596,697	296	248,633	—	32,012	(204)	(4,552)	276,185
Issuance of common stock:
Stock options exercised	626,286	6	7,252					7,258
Deferred stock compensation — restricted stock			300	(300)
Issuance of restricted stock units			775	(775)
Amortization of deferred stock compensation				350				350
Stock compensation — accelerated vesting of stock options			49					49
Tax benefit — stock compensation			807					807
Purchase of treasury stock							(8,659)	(8,659)
Comprehensive income:
Net income					6,960			6,960
Unrealized gain on marketable securities available-for-sale, net						21		21
Foreign translation adjustment						(1,005)		(1,005)

Comprehensive income								5,976

Balance, December 31, 2005	30,222,983	302	257,816	(725)	38,972	(1,188)	(13,211)	281,966
Issuance of common stock:
Stock options exercised	237,643	2	2,737					2,739
Issuance of restricted stock	77,214	1	865	(514)				352
Vesting of restricted stock units	31,918
Forfeiture of restricted stock	(311)		(31)	31
Amortization of deferred stock compensation				304				304
Stock compensation — accelerated vesting of stock options			4					4
Tax benefit — stock compensation			330					330
Adjustment to increase the carrying amount of Series B Preferred Stock					(10,898)			(10,898)
Termination of Series B Preferred Stock conversion feature			13,984					13,984
Purchase of treasury stock							(189)	(189)
Comprehensive income:
Net loss					(446)			(446)
Unrealized loss on marketable securities available-for-sale, net						(38)		(38)
Change in fair value of interest rate swap						235		235
Foreign translation adjustment						2,009		2,009

Comprehensive income								1,760

Balance, December 31, 2006	30,569,447	$305	$275,705	$(904)	$27,628	$1,018	$(13,400)	$290,352

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
		(In thousands)

Operating Activities:
Net income (loss)	$(446)	$6,960	$2,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,433	17,764	17,752
Provision for doubtful accounts	1,440	1,600	—
Amortization of loan origination fees	1,096	—	—
Tax benefit — stock options and employee stock purchase plan and other	(330)	807	135
Net gain on disposal of property and equipment	(78)	(30)	(5)
Stock-based compensation expense	660	399	—
Change in fair value of preferred stock conversion feature	3,086	—	—
Loss on impairment of goodwill	—	9,713	—
Loss on impairment of trademarks	200	200	1,100
Deferred income taxes	(946)	(6,003)	(5,713)
Net gain on acquisition breakup fee	—	—	(1,200)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(8,577)	(4,358)	1,561
Income tax receivable	—	—	2,716
Prepaid expenses and other current assets	939	103	1,569
Accounts payable	(4,046)	(1,297)	595
Accrued expenses and other liabilities	(100)	(4,579)	2,072
Income tax payable	84	852	370
Deferred revenue	(2,013)	(1,595)	1,884

Net cash provided by operating activities	15,402	20,536	24,845

Investing Activities:
Purchase of marketable securities	(26,075)	(33,011)	(53,728)
Sales of marketable securities	46,645	—	12,473
Maturities of marketable securities	19,864	28,338	42,730
Purchase of Manugistics Group, Inc.	(72,886)	—	—
Acquisition breakup fee	—	—	3,750
Purchase of Timera Texas, Inc.	—	—	(13,574)
Payment of direct costs related to acquisitions	(6,683)	(649)	(596)
Payments received on promissory note receivable	1,213	1,523	175
Purchase of corporate office facility	—	—	(23,767)
Purchase of property and equipment	(8,049)	(4,860)	(12,067)
Proceeds from disposal of property and equipment	132	631	491

Net cash used in investing activities	(45,839)	(8,028)	(44,113)

Financing Activities:
Issuance of Series B convertible preferred stock	50,000	—	—
Issuance of common stock — equity plans	2,739	7,258	1,793
Excess tax benefits from stock-based compensation	330	—	—
Purchase of treasury stock	(189)	(8,659)	—
Borrowings under term loan agreement	175,000	—	—
Loan origination fees	(6,576)	—	—
Principal payments on term loan agreement	(35,437)	—	—
Repayment of 5% convertible subordinated notes	(173,969)	—	—
Payments on capital lease obligations	(546)	(13)	(70)

Net cash provided by (used in) financing activities	11,352	(1,414)	1,723

Effect of exchange rates on cash and cash equivalents	1,609	(1,403)	1,425

Net increase (decrease) in cash and cash equivalents	(17,476)	9,691	(16,120)
Cash and Cash Equivalents, Beginning of Year	71,035	61,344	77,464

Cash and Cash Equivalents, End of Year	$53,559	$71,035	$61,344

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
		(In thousands)

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$2,735	$2,417	$3,757

Cash paid for interest	$5,621	$200	$317

Cash received for income tax refunds	$148	$316	$3,296

Supplemental Disclosures of Non-cash Investing Activities:
Increase (reduction) of goodwill recorded in acquisitions	$(96)	$342	$(884)

Supplemental Disclosures of Non-cash Financing Activities:
Adjustment to increase the carrying amount of Series B Preferred Stock	$(10,898)

Termination of Series B Preferred Stock conversion feature	$13,984

Acquisition of Manugistics Group, Inc.:
Fair value of current assets acquired	$(202,050)
Fair value of fixed assets acquired	(5,844)
Goodwill	(85,541)
Customer lists	(142,800)
Software technology	(26,300)
Trademarks	(3,000)
Fair value of net long-term deferred assets acquired	(36,598)
Fair value of other non-current assets acquired	(4,747)
Fair value of deferred revenue acquired	41,951
Fair value of current liabilities assumed	27,540
Fair value of convertible debt assumed	175,500
Fair value of other non-current liabilities assumed	4,342

Total acquisition cost of Manugistics Group, Inc.	(257,547)
Reserves for restructuring charges related to the acquisition	34,269
Cash acquired	150,392

Total cash expended to acquire Manugistics Group, Inc.	$(72,886)

Acquisition of Timera Texas, Inc.:
Fair value of current assets acquired			$(1,205)
Fair value of fixed assets acquired			(250)
Goodwill			(8,388)
Software technology			(4,600)
Customer lists			(1,100)
Fair value of deferred revenue acquired			1,487

Total acquisition cost of Timera Texas, Inc.			(14,056)
Reserves for direct costs related to the transaction			482

Total cash expended to acquire Timera Texas, Inc.			$(13,574)

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2006
(In thousands, except percentages, shares, per share amounts or as otherwise stated)

1.	Summary of Significant Accounting Policies

Nature of Business.  We are a leading provider of strategic supply and demand management software solutions. Our solutions enable our customers to achieve operating efficiencies and improved profitability by optimizing their supply, demand and inventory flows, and transportation, logistics, labor scheduling and revenue management. Our mission is to be the enduring demand and supply chain partner to the world’s retailers, manufacturers and suppliers by offering innovative and comprehensive solutions and uniquely qualified services and support. We offer our products globally to manufacturers, retailers and wholesalers/distributors and have developed an install base of over 5,400 customers worldwide. We have invested over $775 million in developed and acquired technology since 1996. We believe the quality and breadth of our product offerings promote customer loyalty and drive repeat business and approximately 70% of our sales are made to existing customers. As of December 31, 2006, we employed approximately 1,700 associates and conducted business from 31 offices in three geographic regions: the Americas (includes the United States, Canada, and Latin America), Europe (includes the Middle East and South Africa), and Asia/Pacific. Each region has separate management teams and reporting structures. Our corporate offices are located in Scottsdale, Arizona.

Principles of Consolidation and Basis of Presentation.  The consolidated financial statements include the accounts of JDA Software Group, Inc. and our subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements are stated in U.S. dollars and are prepared under accounting principles generally accepted in the United States of America.

Certain reclassifications have been made to the business segment and geographic data disclosures for the years ended December 31, 2005 and 2004 in order to conform to the current presentation (see Note 22). Beginning in third quarter 2006, we organized and manage our operations across the following reportable business segments: Retail, Manufacturing and Distribution, and Services Industries. The Retail reportable business includes activity previously reported by JDA under the Retail Enterprise Systems and In-Store Systems reportable business segments. Manufacturing and Distribution includes activity previously reported by JDA under the Collaborative Solutions reportable business segment. All customers in the Services Industry reportable business segments are new to JDA and represent the former revenue management business acquired from Manugistics Group, Inc. (see Note 2). We have also reclassified the goodwill and other intangibles previously allocated to the Retail Enterprise Systems, In-Store Systems and Collaborative Solutions reportable business segments in a similar manner (see Note 7).

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, which is based upon an evaluation of our customers’ ability to pay and general economic conditions; the useful lives of intangible assets and the recoverability or impairment of tangible and intangible asset values, both of which are based upon valuation reports prepared by independent third party valuation specialists; deferred revenues; purchase accounting allocations and related reserves; and our effective income tax rate and the valuation allowance applied against deferred tax assets which are based upon our expectations of future taxable income, allowable deductions, and projected tax credits. Actual results may differ from these estimates.

Foreign Currency Translation.  The financial statements of our international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and at an average exchange rate for the revenues and expenses reported in each fiscal period. We have determined that the functional currency of each foreign subsidiary is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Transaction gains and losses, and unrealized gains and losses on short-

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term intercompany receivables and payables and foreign denominated receivables, are included in results of operations as incurred.

Cash and Cash Equivalents and Marketable Securities.  Cash and cash equivalents consist of cash held in bank demand deposits, money market securities and highly liquid investments with remaining maturities of three months or less at the date of purchase. The market value of these financial instruments approximates cost. Marketable securities typically include U.S. Government securities, obligations of state agencies, commercial paper and corporate bonds. Management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. We held no marketable securities at December 31, 2006. Marketable securities held at December 31, 2005 were recorded at market value and classified as available-for-sale. Unrealized holding gains and losses, net of the related income tax effect, are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are determined using the specific identification method.

Accounts Receivable.  We typically provide installment payment terms on most software license sales. Software licenses are generally due within twelve months from the date of delivery. Customers are reviewed for creditworthiness before we enter into a new arrangement that provides for software and/or a service element. We do not sell or ship our software, nor recognize any revenue unless we believe that collection is probable in accordance with the requirements of paragraph 8 in Statement of Position 97-2, Software Revenue Recognition, as amended. For those customers who are not credit worthy, we require prepayment of the software license fee or a letter of credit before we will ship our software. We have a history of collecting software payments when they come due without providing refunds or concessions. Consulting services are generally billed bi-weekly and maintenance services are billed annually or monthly. For those customers who are significantly delinquent or whose credit deteriorates, we typically put the account on hold and do not recognize any further product or services revenue, and may as appropriate withdraw support and/or our implementation staff until the situation has been resolved.

We do not have significant billing or collection problems. We review each past due account and provide specific reserves based upon the information we gather from various sources including our customers, subsequent cash receipts, consulting services project teams, members of each region’s management, and credit rating services such as Dun and Bradstreet. Although infrequent and unpredictable, from time to time certain of our customers have filed bankruptcy, and we have been required to refund the pre-petition amounts collected and settle for less than the face value of its remaining receivable pursuant to a bankruptcy court order. In these situations, as soon as it becomes probable that the net realizable value of the receivable is impaired, we provide reserves against the receivable. In addition, we monitor economic conditions in the various geographic regions in which we operate to determine if general reserves or adjustments to our credit policy in a region are appropriate for deteriorating conditions that may impact the net realizable value of our receivables.

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

Business Combinations.  We have applied Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”) to all of our business combinations during the three years ended December 31, 2006. SFAS No. 141 requires the purchase method of accounting on all business combinations, provides guidance on the initial recognition and measurement of goodwill arising from business combinations and identifies the types of acquired intangible assets that are to be recognized and reported separate from goodwill. The total purchase price of each acquired company has been allocated to the acquired assets and liabilities based on their fair values (see Note 2).

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill.  Goodwill represents the excess of the purchase price over the net assets acquired in our business combinations. We account for goodwill in accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS No 142”). Goodwill is tested annually for impairment, or more frequently if events or changes in business circumstances indicate the asset might be impaired, using a two-step process that compares a weighted average of the fair value of future cash flows under the “Discounted Cash Flow Method of the Income Approach” and the “Guideline Company Method” to the carrying value of goodwill allocated to our reporting units. The first step compares the book value of each reporting unit to its estimated fair value. The second step, which is only required when the book value of a reporting unit exceeds its fair value, compares the implied fair value of goodwill in a reporting unit to its book value. The implied fair value of goodwill in a reporting unit is determined by allocating the fair value of all assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. If the implied fair value of goodwill in a reporting unit is less than the carrying amount, an impairment charge is recorded for the difference.

No indications of impairment have been identified in 2006 with respect to the goodwill our Retail, Manufacturing and Distribution and Services Industries reportable business segments (see Notes 7 and 21). We recorded an impairment charge of $9.7 million in fourth quarter 2005 to write-off all goodwill allocated to the In-Store Systems reportable business segment due to the historical performance of our point-of-sale systems being below expectations and the slower projected growth rate for these applications in our operating plans. The impairment charge is reported as a separate component of operating expenses in our consolidated statements of income under the caption “Loss on Impairment of Goodwill.”

Intangible Assets.  Intangible assets consist of customer lists, software technology and trademarks acquired in our business combinations (see Notes 2 and 7).

Customer lists are amortized on a straight-line basis over estimated useful lives ranging from 8 years to 13 years. The values allocated to customer list intangibles are based on the projected economic life of each acquired customer base, using historical turnover rates and discussions with the management of the acquired companies. We also obtain third party appraisals to support our allocation of the purchase price to these assets. We estimate the economic lives of these assets using the historical life experiences of the acquired companies as well as our historical experience with similar customer accounts for products that we have developed internally. We review customer attrition rates for each significant acquired customer group on an annual basis, or more frequently if events or circumstances change, to ensure the rate of attrition is not increasing and if revisions to the estimated economic lives are required.

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

Trademarks have historically been assigned indefinite useful lives and tested annually for impairment using the “Relief from Royalty Method of the Income Approach.” The premise of this valuation method is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the asset and assumes that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. Through December 31, 2005, substantially all of our trademarks were acquired in connection with the acquisition of E3 Corporation (“E3”). We recorded impairment losses of $200,000 and $1.1 million on the E3 trademarks in 2005 and 2004, respectively due primarily to a lower software revenue forecast and a flattening of the projected revenue growth curve. An additional impairment loss of

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$200,000 was recorded in connection with our announcement in fourth quarter 2006 that we would continue to support the E3 product suite through the end of 2012. At December 31, 2006, the E3 trademarks have a remaining balance of $1.8 million that has been classified as an amortized intangible asset and which will be amortized prospectively on a straight-line basis over an estimated remaining useful life of 3 years. We recorded $3.0 million in trademarks in connection with the acquisition of Manugistics Group, Inc. The Manugistics trademarks are being amortized on a straight-line basis over an estimated useful life of 3 years.

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

Maintenance services are separately priced and stated in our arrangements. Maintenance services typically include on-line support, access to our Solution Centers via telephone and web interfaces, comprehensive error diagnosis and correction, and the right to receive unspecified upgrades and enhancements, when and if we make them generally available. Maintenance services are generally billed on a monthly basis and recorded as revenue in the applicable month, or billed on an annual basis with the revenue initially deferred and recognized ratably over the maintenance period. VSOE for maintenance services is the price customers will be required to pay when it is sold separately, which is typically the renewal rate.

Consulting and training services are separately priced and stated in our arrangements, are generally available from a number of suppliers, and are generally not essential to the functionality of our software products. Consulting services include project management, system planning, design and implementation, customer configurations, and training. These services are generally billed bi-weekly on an hourly basis or pursuant to the terms of a fixed price contract. Consulting services revenue billed on an hourly basis is recognized as the work is performed. Under fixed price contracts, including milestone-based arrangements, consulting services revenue is recognized using the proportional performance method by relating hours incurred to date to total estimated hours at completion. Training revenues are included in consulting revenues in the Company’s consolidated statements of income and are recognized once the training services are provided. VSOE for consulting and training services is based upon the

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hourly or per class rates charged when those services are sold separately. We offer hosting services on certain of our software products under arrangements in which the end users do not take possession of the software. Revenues from hosting services are included in consulting revenues, billed monthly and recognized as the services are provided. Revenues from our hardware reseller business are also included in consulting revenues, reported net (i.e., the amount billed to a customer less the amount paid to the supplier) pursuant to EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and recognized upon shipment of the hardware.

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

In-Process Research and Development.  In business combinations accounted for using the purchase method of accounting, the amount of purchase price allocated to in-process research and development (“IPR&D”) is expensed at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of SFAS No. 2. IPR&D consists of products or technologies in the development stage for which technological feasibility has not been established and which we believe have no alternative use. There were no allocations made to IPR&D on any of our business combinations during the three years ended December 31, 2006.

Restructuring Charges.  Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) has been applied to all exit or disposal activities initiated by the Company since December 31, 2002 (see Note 11). Under SFAS No. 146, the liability for costs associated with exit or disposal activities is recognized and measured initially at fair value only when the liability is incurred, rather than at the date the Company committed to the exit plan. Restructuring charges are not directly

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

identified with a particular business segment and as a result, management does not consider these charges in the evaluation of the operating income (loss) from the business segments.

Derivative Instruments and Hedging Activities.  We account for derivative financial instruments in accordance with Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations that are denominated in a currency other than the functional currency of the subsidiary. The exposures relate primarily to the gain or loss recognized in earnings from the settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under SFAS No. 133. The forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign denominated assets and liabilities.

At December 31, 2006, we had forward exchange contracts with a notional value of $20.7 million and an associated net forward contract liability of $22,000. At December 31, 2005, we had forward exchange contracts with a notional value of $6.4 million and an associated net forward contract receivable of $117,000. The net forward contract receivables or liabilities are included in prepaid expenses and other current assets or accrued expenses and other current liabilities as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded foreign currency exchange contract losses of $316,000 and $464,000 in 2006 and 2005, respectively and a foreign currency exchange contract gain of $190,000 in 2004.

We are exposed to interest rate risk in connection with our long-term debt which provides for quarterly interest payments at the London Interbank Offered Rate (“LIBOR”) + 2.25% (see Note 11). To manage this risk, we entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. We have structured the interest rate swap with decreasing notional amounts to match the expected pay down of the debt. The notional value of the interest rate swap was $126.9 million at December 31, 2006 and represented approximately 91% of the aggregate term loan balance. The interest rate swap agreement is effective through October 5, 2009 and has been designated a cash flow hedge derivative. SFAS No. 133 requires derivatives to be recorded as either an asset or a liability in the balance sheet at fair value. Changes in the fair value of derivatives that are designated as highly effective and qualify as a cash flow hedge are deferred and recorded as a component of “Accumulated other comprehensive income (loss)” until net income is affected by the variability of cash flows of the hedged transaction (i.e., that quarterly payment of interest). When the hedged transaction affects earnings, the resulting gain or loss is reclassified from “Accumulated other comprehensive income (loss)” to the consolidated statement of income on the same line as the underlying transaction (i.e., interest expense). A change in the fair value of an ineffective portion of a hedging derivative is recognized immediately in earnings. We evaluate the effectiveness of the cash flow hedge derivative on a quarterly basis. As of December 31, 2006, the hedge was highly effective and we have recorded a net unrealized gain of $235,000 in “Accumulated other comprehensive income (loss).”

In connection with the acquisition of Manugistics, we issued 50,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) for $50 million in cash. The Series B Preferred Stock included a scheduled redemption right that allowed any holder to demand a redemption of all or any part of their shares after September 6, 2013 at a cash redemption price equal to the greater of (a) a $1,000 per share liquidation value or (b) the fair market value of the common stock that would be issued upon conversion of the Series B Preferred Stock. The conversion feature as originally drafted was considered an embedded derivative under the provisions of SFAS No. 133, and accordingly was accounted for separately from the Series B Preferred Stock (see Note 15). On the date of issuance, we recorded a $10.9 million liability for the estimated fair value of the conversion feature and reduced the face value of the Series B Preferred Stock to $39.1 million.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The language in the agreement describing the conversion feature did not reflect the original intent of the parties, and as a result, we filed a Certificate of Correction with the State of Delaware on October 20, 2006 to correct the definition of cash redemption price and limit the cash redemption to the $1,000 per share liquidation value. After this change, the conversion feature no longer met the bifurcation criteria in SFAS No. 133. We recorded non-cash charges of $3.1 million in 2006 to reflect the increase in the fair value of the conversion feature from July 5, 2006 to October 20, 2006. The increase in the fair value of the conversion feature resulted from the increase in our stock price during this period of time. We reclassified the $14 million estimated fair value of the conversion feature on October 20, 2006 to additional paid-in capital pursuant to the guidance in Emerging Issues Task Force Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133 (“EITF Issue No. 06-7”).

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

We do not expect that our outstanding stock options will result in a significant compensation expense charge as all stock options were fully vested prior to the adoption of SFAS No. 123(R) (see Note 16). Stock options are no longer used for share-based compensation.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow. During the year ended December 31, 2006, cash flows from operating activities were reduced by $330,000 for the excess tax benefits from share-based compensation.

Prior to the adoption of SFAS No. 123(R), we accounted for share-based compensation in accordance with SFAS No. 123 and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. As permitted under SFAS No. 123, we elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and account for share-based compensation using the intrinsic-value method. Under the intrinsic-value method, we recognized no share-based compensation expense in our consolidated financial statements for employee stock options and shares issued under employee stock purchase plans. We provided pro forma disclosure on a quarterly and annual basis of net income (loss) and net income (loss) per common share for stock option grants and shares issued under employee stock purchase plans as if the fair-value method defined in SFAS No. 123 had been applied.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the effect on reported net income (loss) and earnings (loss) per share for the years ended December 31, 2005 and 2004 as if we had accounted for our stock option and employee stock purchase plans under the fair-value method of accounting. No such disclosures are made for 2006 as all share-based payments have been accounted for under SFAS No. 123(R). Share-based compensation expense for stock option grants under the fair value method was determined using the Black-Scholes pricing model and assumes graded vesting. The weighted average Black-Scholes value per option granted in 2004 was $6.39. There were no option grants in 2006 or 2005.

	2005	2004

Net income as reported	$6,960	$2,009
Less: stock-based compensation expense, net of related tax effects	(3,627)	(4,722)

Pro forma net income (loss)	$3,333	$(2,713)
Basic earnings per share — as reported	$.24	$.07
Diluted earnings per share — as reported	$.24	$.07
Basic earnings (loss) per share — pro forma	$.12	$(.09)
Diluted earnings (loss) per share — pro forma	$.11	$(.09)
Assumptions:
Expected dividend yield		0%
Expected stock price volatility		78% to 85%
Risk-free interest rate		2.25%
Expected life of option		1.29 to 3.49 years

Compensation expense for awards of restricted stock, restricted stock units and other forms of equity based compensation are based on the market price of the underlying common stock as of the date of grant, amortized over their applicable vesting period (generally 3 years) using the straight-line method.

Income taxes.  We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We follow specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any valuation allowances when recovery of deferred tax assets is not considered likely (see Note 18).

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income tax uncertainties and defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also prescribes a two-step approach for evaluating tax positions and requires expanded disclosures at each interim and annual reporting period. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will require that differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as cumulative-effect adjustments to beginning retained earnings. We adopted FIN 48 on January 1, 2007; however, we have not yet completed our evaluation of the impact of adoption on the Company’s financial position or results of operations.

Earnings per Share.  The Company has two classes of outstanding capital stock, Common Stock and Series B Preferred Stock. The Series B Preferred Stock is a participating security, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the Series B Preferred Stock as if the Series B Preferred Stock had been converted into common stock. According to the Emerging Issues Task Force Issue No. 03-06, Participating Securities and the Two — Class Method under FASB

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement No. 128, Earnings per Share, companies having participating securities are required to apply the two-class method to compute basic earnings per share. Under the two-class computation method, basic earnings per share is calculated for each class of common stock and participating security considering both dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period.

Diluted earnings per share for the year ended December 31, 2006 exclude the conversion of the Series B Preferred Stock into common stock as the effect would be anti-dilutive. The dilutive effect of outstanding stock options is included in the diluted earnings per share calculation for the years ended December 31, 2005 and 2004 using the treasury stock method (see Note 19).

Other New Accounting Pronouncements.  In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 requires that a company use both a balance sheet approach (“iron curtain”) and an income statement approach (“rollover”) when quantifying misstatement amounts. The determination that an error is material in a current year that includes prior-year effects may result in the need to correct prior-year financial statements, even if the misstatement in the prior year or years is considered immaterial. When companies correct prior-year financial statements for immaterial errors, SAB 108 does not require previously filed reports to be amended. Rather, such correction may be made the next time the company files prior year financial statements. SAB is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. SAB 108 did not have a material impact on our financial statements for the year ended December 31, 2006.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007. We are evaluating the impact of SFAS No. 157 on our financial position, results of operations and cash flows.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective beginning the first fiscal years that begins after November 15, 2007. We are evaluating the impact of SFAS No. 159 on our financial position, results of operations and cash flows and whether we will choose to measure any eligible financial assets and liabilities at fair value

2.	Acquisitions

Manugistics Group, Inc.  On July 5, 2006, we completed the acquisition of Manugistics Group, Inc. (“Manugistics”) for an estimated total cost of $258 million which includes the cash purchase price of $211 million plus $13 million in estimated direct costs of the acquisition and $34 million in estimated costs to exit certain activities of Manugistics (the “Merger”). Manugistics was a leading global provider of synchronized supply chain and revenue management solutions that enabled customers to achieve improved forecast and inventory accuracy and leverage industry leading pricing and yield management solutions to maximize profits while ensuring optimum supply for constantly changing demand. We believe the combination of the two companies creates a unique competitive position as no other software company is currently able to offer a similar breadth and depth of vertically focused solutions to the supply and demand chain market. In addition, there are cross-selling opportunities for Manugistics’ advanced optimization solutions in our existing retail customer base and we believe Manugistics’ supply chain and revenue management solutions will enable us to significantly expand our presence with consumer goods manufacturers and wholesalers.

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

The acquisition has been accounted for as a purchase pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), and accordingly, the operating results of Manugistics are included in our consolidated financial statements from the date of acquisition. In connection with the Manugistics acquisition, we have initially recorded $51.3 million of goodwill in our Retail reporting unit, $29.9 million of goodwill in our Manufacturing and Distribution reporting unit, and $4.3 million of goodwill in our Services Industry reporting unit. We currently expect approximately $5.1 million of the goodwill recorded in Manugistics acquisition to be deductible for tax purposes. In addition, we have recorded $172.1 million in other intangible assets which include $142.8 million for customer lists, $26.3 million in software technology and $3.0 million for trademarks. The purchase price allocation has not yet been completed. We retained an independent third party appraiser for the intangible assets as of the transaction date to assist management in its valuation; however, we are still in the process of obtaining all information necessary to determine the fair values of the acquired assets. This could result in adjustments to the carrying value of the assets and liabilities acquired, the useful lives of intangible assets and the residual amount allocated to goodwill. The preliminary allocation of the purchase price is based on the best estimates of management and is subject to revision based on the final valuations and estimates of useful lives. The estimated weighted average amortization period for all intangible assets acquired in this transaction that are subject to amortization is 12.3 years.

The following table summarizes the fair value for the assets acquired and liabilities assumed at the date of acquisition.

			Weighted Average
			Amortization
		Useful Life	Period

Fair value of current assets acquired	$202,050
Fair value of fixed assets acquired	5,844
Goodwill	85,541
Customer lists	142,800	13 years	13 years
Software technology	26,300	8 to 10 years	9.7 years
Trademarks	3,000	3 years	3 years
Net deferred tax assets acquired	36,598
Fair value of other non-current assets	4,747

Total assets acquired	506,880

Fair value of deferred revenue assumed	(41,951)
Fair value of other current liabilities assumed	(27,540)
Fair value of convertible debt assumed	(175,500)
Fair value of other non-current liabilities assumed	(4,342)

Total liabilities assumed	(249,333)

Net assets acquired	$257,547

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro-forma consolidated results of operations for the years ended December 31, 2006 and 2005 assume the Manugistics acquisition occurred as of January 1 of each year. The pro-forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005

Total revenues	$360,949	$392,015
Net income (loss)	$1,988	$(8,648)
Basic earnings (loss) per share	$0.06	$(0.30)
Diluted earnings (loss) per share	$0.06	$(0.30)

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

			Weighted Average
		Useful Life	Amortization Period

Fair value of current assets acquired	$1,205
Fair value of fixed assets acquired	250
Goodwill	8,388
Software technology	4,600	10 years	10 years
Customer lists	1,100	12 years	12 years
Fair value of deferred revenue acquired	(1,487)

Total acquisition cost of Timera Texas, Inc.	14,056
Reserves for direct costs related to the acquisition	(482)

Total cash expended to acquire Timera Texas, Inc.	$13,574

Termination of Our Agreement to Acquire QRS Corporation.  In September 2004, QRS Corporation (“QRS”) exercised its right, upon payment of a $3.8 million fee, to terminate our Agreement and Plan of Merger in order to accept a superior proposal from an unrelated third party. The termination fee is included in the consolidated statements of income under the caption “Net gain on acquisition breakup fee” and is reported net of $2.6 million of direct costs that we incurred on this transaction up to the date of termination.

3.	Marketable Securities

We have historically invested our excess cash in short-term, interest-bearing instruments that have a low risk of capital loss, such as U.S. government securities, commercial paper and corporate bonds, and money market

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities. Commercial paper must be rated “1” by 2 of the 5 nationally recognized statistical rating organizations. Corporate bonds must be rated Aa2 or AA or better by Moody’s and S&P, respectively. There were no investments in marketable securities at December 31, 2006. All marketable securities held at December 31, 2005 had contractual maturities of one year or less. The amortized cost, gross unrealized gains and losses and fair value of marketable securities at December 31, 2005 are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Market Value

2005
U.S. Government agencies	$20,566	$74	$11	$20,629
Auction rate securities	15,200	—	—	15,200
Corporate	4,647	2	6	4,643

Marketable securities	$40,413	$76	$17	$40,472

4.	Accounts Receivable, Net

At December 31, 2006 and 2005 accounts receivable consist of the following:

	2006	2005

Trade receivables	$89,087	$44,677
Less allowance for doubtful accounts	(9,596)	(2,262)

Total	$79,491	$42,415

A summary of changes in the allowance for doubtful accounts for the three-year period ended December 31, 2006 is as follows:

	2006	2005	2004

Balance at beginning of period	$2,262	$2,400	$2,992
Reserves recorded in the Manugistics acquisition	7,211	—	—
Provision for doubtful accounts	1,440	1,600	—
Deductions, net	(1,317)	(1,738)	(592)

Balance at end of period	$9,596	$2,262	$2,400

5.	Promissory Note Receivable

On March 13, 2006, we received payment in full of the remaining $1.2 million outstanding balance under the Second Amended and Restated Secured Promissory Note with Silvon Software, Inc.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment, Net

At December 31, 2006 and 2005 property and equipment consist of the following:

	2006	2005

Computers, internal use software, furniture & fixtures and automobiles	78,614	69,807
Land and buildings	28,081	27,722
Leasehold improvements	8,188	4,842

	114,883	102,371
Less accumulated depreciation	(66,492)	(59,546)

	48,391	42,825

In March 2007, we sold a 15,000 square foot office facility in the United Kingdom for approximately $6.3 million and will recognized a gain of approximately $4.1 million.

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

Depreciation expense for 2006, 2005 and 2004 was $8.7 million, $9.2 million, and $9.2 million, respectively

7.  Goodwill and Other Intangibles, Net

At December 31, 2006 and 2005, goodwill and other intangible assets consist of the following:

	December 31, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Goodwill	$145,976	$—	$60,531	$—

Other intangibles:
Amortized intangible assets
Customer Lists	183,383	(24,864)	40,583	(15,818)
Acquired software technology	65,847	(30,033)	39,547	(23,808)
Trademarks	5,191	(500)	—	—
Unamortized intangible assets Trademarks	—	—	2,391	—

	254,421	(55,397)	82,521	(39,616)

	$400,397	$(55,397)	$143,052	$(39,616)

Goodwill.  We recorded goodwill of $85.5 million in connection with our acquisition of Manugistics (see Note 2). The final purchase price allocation has not been completed and adjustments may still be made to the carrying value of the assets and liabilities acquired, the useful lives of intangible assets and the residual amount allocated to goodwill, including the amount of goodwill allocated to each of our reportable segments. We retained an independent third party appraiser for the intangible assets as of the transaction date to assist management in its valuation; however, we are still in the process of obtaining all information necessary to determine the fair values of the acquired assets. No indications of impairment have been identified in 2006 with respect to the goodwill our Retail, Manufacturing and Distribution and Services Industries reportable business segments. Absent future

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indications of impairment, the next annual impairment test will be performed in fourth quarter 2007. As of December 31, 2006, goodwill has been allocated to our reporting units as follows: $93.5 million to Retail, $48.2 million to Manufacturing and Distribution, and $4.3 million to Services Industry.

We recorded an impairment charge of $9.7 million in fourth quarter 2005 to write-off all goodwill allocated to the In-Store Systems reportable business segment (see Note 20) due to the historical performance of our point-of-sale systems being below expectations and the slower projected growth rate for these applications in our operating plans. The impairment charge is reported as a separate component of operating expenses in our consolidated statements of income under the caption “Loss on Impairment of Goodwill.”

Customer Lists and Acquired Software Technology.  We recorded customer lists and acquired software technology of $142.8 million and $26.3 million, respectively in connection with our acquisition of Manugistics (see Note 2).

Trademarks.  Trademarks have historically been assigned indefinite useful lives and tested annually for impairment. Through December 31, 2005, substantially all of our trademarks were acquired in connection with the acquisition of E3 Corporation (“E3”). We recorded impairment losses of $200,000 and $1.1 million on the E3 trademarks in 2005 and 2004, respectively due primarily to a lower software revenue forecast and a flattening of the projected revenue growth curve. The Company announced in fourth quarter 2006 that it would continue to support the E3 product suite through the end of 2012. With this announcement, the E3 trademarks were tested for impairment in accordance with SFAS No. 142 and we recorded an additional impairment loss of $200,000 in fourth quarter 2006. At December 31, 2006, the E3 trademarks have a remaining balance of $1.8 million that has been classified as an amortized intangible asset and which will be amortized prospectively on a straight-line basis over an estimated remaining useful life of 3 years. No indications of impairment have been identified with respect to our other trademarks. The impairment charges are reported as a separate component of operating expenses in our consolidated statements of income under the caption “Loss on Impairment of Trademark,” and have been allocated to the Retail ($1.2 million) and Manufacturing and Distribution ($340,000) reportable business segments based on the initial allocation percentage used for these trademarks at the date of acquisition.

We acquired $3.0 million in trademarks in connection with the acquisition of Manugistics Group, Inc. (see Note 2). The Manugistics trademarks are being amortized on a straight-line basis over an estimated useful life of 3 years. The amount allocated to the Manugistics trademarks is based on discussions with the management of the acquired company, our plans to develop next generation products under these trademarks and our belief that the value of the Manugistics trademarks is primarily limited to current and potential customers in the Manufacturing and Distribution reportable business segment.

Amortization expense for 2006, 2005 and 2004 was $15.8 million, $8.6 million and $8.5 million, respectively, and is shown as separate line items in the consolidated statements of income within cost of revenues and operating expenses. We expect amortization expense for the next five years to be as follows:

2007	$22,293
2008	$21,175
2009	$19,140
2010	$17,847
2011	$17,511

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accrued Expenses and Other Current Liabilities

At December 31, 2006 and 2005, accrued expenses and other liabilities consist of the following:

	2006	2005

Accrued compensation and benefits	$17,023	$13,012
Acquisition reserves (Note 9)	8,403	121
Disputes and other customer liabilities	3,951	231
Accrued interest	2,800	—
Customer deposits	2,495	607
Restructuring charges (Note 10)	1,818	551
Accrued royalties	1,714	677
Accrued hardware purchases for the hardware reseller business	1,700	404
Other accrued expenses and liabilities	7,279	3,074

Total	$47,183	$18,677

9.	Acquisition Reserves

Manugistics Group, Inc.   In conjunction with the acquisition of Manugistics, we recorded initial acquisition reserves of $47.4 million for restructuring charges and other direct costs associated with the acquisition. These costs related primarily to facility closures, employee severance and termination benefits, investment banker fees, and legal and accounting costs. The unused portion of the acquisition reserves was $29.3 million at December 31, 2006, of which $8.4 million is included in accrued expenses and other current liabilities and $20.9 million is included in non-current accrued exit and disposal obligations.

A summary of the charges and adjustments recorded against the reserves is as follows:

			Impact of Changes	Balance
Description of Charge	Initial Reserve	Cash Charges	in Exchange Rates	December 30, 2006

Restructuring charges under EITF 95-3:
Facility termination and sublease costs	$29,212	$(3,332)	$395	$26,275
Employee severance and termination benefits	3,607	(1,535)	—	2,072
IT projects, contract termination penalties, capital lease buyouts and other costs to exit the activities of Manugistics	1,450	(695)	—	755

	$34,269	$(5,562)	$395	$29,102

Direct costs under SFAS No. 141:
Legal and accounting costs	$3,367	$(3,237)	$—	$130
Investment banker fees	4,555	(4,555)	—	—
Dealer manager, paying agent, depository and information agent fees	259	(259)	—	—
Due diligence fees and expenses	335	(335)	—	—
Filing fees, valuation services and other	242	(186)	—	56
Change-in-control payments	4,367	(4,367)	—	—

	$13,125	$(12,939)	$—	$186

Total	$47,394	$(18,501)	$395	$29,288

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

E3 Corporation.  The consolidated statement of income for 2004 includes a $341,000 adjustment in the caption “Restructuring charge and adjustments to acquisition-related reserves” which increased certain reserves for office closures that were initially recorded in connection with the acquisition of E3 Corporation in 2001. We recorded cash charges of $393,000, $440,000 and $75,000 against the E3 acquisition reserves in 2004, 2005, and 2006, respectively and as of December 31, 2006 these reserves have been fully utilized.

10.	Restructuring Charges

2006 Restructuring Charges

We recorded a restructuring charge of $5.7 million during 2006 primarily related to the consolidation of existing JDA offices in the United Kingdom into the Manugistics office facility in Bracknell. The charges include $4.3 million in relocation bonuses for those who agreed to relocate and termination benefits paid to employees who chose not to relocate and $1.4 million for costs associated with the closure of existing JDA offices in Westerham and Elstree. We expect substantially all of the termination benefits and office closure costs to be fully paid by June 30, 2007. The Westerham facility was subsequently sold in March 2007 (see Note 6) and the lease on the Elstree facility extends through July 2007.

We also recorded a $521,000 restructuring charge in 2006 for termination benefits related to the restructure and elimination of eight accounting and administrative positions in Europe and Canada. All related termination benefits related to this charge were fully paid by December 31, 2006.

These charges are reflected in the consolidated statements of income under the caption “Restructuring charge and adjustments to acquisition-related reserves.”

A summary of the 2006 restructuring and office closure charges included in accrued expenses and other liabilities is as follows:

	Initial	Cash	Exchange	Balance
Description	Reserve	Payments	Rate Impact	Dec. 31, 2006

Termination benefits	$4,807	$(4,182)	$80	$705
Office closures	1,418	(626)	26	818

Total	$6,225	$(4,808)	$106	$1,523

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring Charges Related to Our 2005 Operating Plan

We recorded charges of $3.1 million in fourth quarter 2004 and $2.5 million in 2005 related to certain restructuring initiatives in our 2005 Operating Plan which included a consolidation of product lines, a net workforce reduction of approximately 12% or 154 full-time employees (“FTE”) worldwide and a reduction of office space.

The charges included $4.8 million in termination benefits for certain employees involved in the product development (78 FTE), consulting services and training (57 FTE), sales and marketing (20 FTE), and administrative (13 FTE) functions in the Americas, Europe and Asia Pacific, offset by a net gain of 14 FTE in the customer support function resulting from the transfer of 20 developers and functional experts into the Customer Directed Development (“CDD”) organization structure within our Customer Support Solutions group that is responsible for improving the speed and efficiency of the Company’s issue resolution, support and enhancements for maintenance customers. A total of 110 FTE were terminated or open positions eliminated through December 31, 2004 with an additional 44 FTE terminated during 2005. An adjustment of $96,000 was made in 2005 to increase our initial estimate of the termination benefits. This adjustment is reflected in the consolidated statements of income under the captions “Cost of consulting services,” “Sales and marketing,” and “General and administrative.” We recorded cash charges of $1.5 million and $3.4 million against the reserves for termination benefits in 2004 and 2005, respectively and as of December 31, 2005 all termination benefits associated with these charges were fully paid.

The charges included $764,000 for office closure costs associated with negotiated buyouts and net rentals remaining under existing operating leases on certain vacated facilities in the United States and Northern Europe. Subsequent adjustments were made to decrease our initial estimate of office closures costs by $96,000 in 2006 and to increase the reserve by $70,000 in 2005. These adjustments are reflected in the consolidated statements of income under the captions “Cost of consulting services,” “Sales and marketing,” and “General and administrative.” We recorded cash charges of $228,000, $228,000 and $50,000 against the reserves for office closures in 2004, 2005 and 2006, respectively and a non-cash charge for loss on disposal of assets of $33,000 in 2004. As of December 31, 2005 and 2006, the remaining balance in the reserve for office closures of $342,000 and $196,000 is included in the caption “Accrued expenses and other current liabilities” and relates primarily to a vacated facility in Georgia which is being paid over the term of the lease and related sublease which extend through 2010.

Other 2004 Restructuring Charges

We recorded a $2.7 million restructuring charge in first quarter 2004 for $1.8 million in termination benefits related to a workforce reduction of 47 FTE, primarily in sales (15 FTE) and consulting services (18 FTE) functions in the Americas, Europe and Asia/Pacific, and $899,000 for the costs to close certain offices in the Americas and Europe that were either under-performing or under-utilized. All workforce reductions and office closures associated with this charge were made on or before March 31, 2004. We recorded certain insignificant adjustments to our initial estimate of termination benefits and office closure costs in 2004 and 2005. These adjustments are reflected in the consolidated statements of income under the caption “Restructuring charge and adjustments to acquisition-related reserves.” We recorded cash charges of $2.2 million, $281,000 and $67,000 against the reserves in 2004, 2005, and 2006, respectively and a non-cash charge for loss on disposal of assets of $62,000 in 2004. As of December 31, 2005 and 2006, the remaining balance in the reserve of $138,000 and $78,000, respectively is included in the caption “Accrued expenses and other current liabilities” and relates to termination benefits for an employee in France that has filed an appeal on a labor court ruling and for office closure costs on a vacated facility in Canada which are being paid as the lease and related sublease run through their remaining terms which extend through 2007.

Subsequent Event

In January 2007, we announced that our future product offerings would be standardized on the Manugistics’ WebWORKS supply chain planning and optimization architectural platform which is based on the Java J2EE technology platform. Over the past five years, we have pursued a strategy for delivering our solutions as a fully integrated suite, utilizing Microsoft .NET products and technologies to develop and manage the execution of the

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

application programs. In connection with this decision, we reduced our workforce by nearly 120 FTE in first quarter 2007, primarily in our product development function in Scottsdale, Arizona, and will record a restructuring charge of approximately $3.7 million for termination benefits.

11.	Long-term Debt and Revolving Credit Facilities:

To finance the acquisition of Manugistics and the repayment of their debt obligations, we entered into a credit agreement (the “Credit Agreement”) with a consortium of lenders, including Citibank, N.A., Citigroup Global Markets Inc. and UBS Securities LLC, that provided $175 million in aggregate term loans, $50 million in revolving credit facilities and up to $75 million of incremental term or revolving credit facilities as requested, subject to certain terms and conditions. The term loans mature on July 5, 2013 and are payable in 27 scheduled quarterly installments of $437,500 beginning in September 2006, with the remaining balance due at maturity. The Credit Agreement also requires additional mandatory repayments on the term loans of 50% of our annual excess cash flow, as defined, beginning with the fiscal year which commences January 1, 2007. Interest is payable quarterly on the term loans at the London Interbank Offered Rate (“LIBOR”) + 2.25%. We entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. We have structured the interest rate swap with decreasing notional amounts to match the expected pay down of the debt. The notional value of the interest rate swap was $126.9 million at December 31, 2006 and represented approximately 91% of the aggregate term loan balance. The interest rate swap agreement is effective through October 5, 2009 and has been designated a cash flow hedge derivative (see Note 1).

The revolving credit facilities mature on July 5, 2012 with interest payable quarterly at LIBOR + 2.25%. The interest rate on the revolving credit facilities may be adjusted quarterly beginning January 1, 2007 based on our Leverage Ratio and range from LIBOR + 1.75% to LIBOR + 2.25%. The revolving credit facilities also require that we pay an annual commitment fee equal of .5% of the available credit. The annual commitment fee, which is payable quarterly in arrears, may be adjusted quarterly beginning January 1, 2007 based on our Leverage Ratio and range from .375% to .5%. The Leverage Ratio is defined as the ratio of (a) consolidated indebtedness less excess cash, as defined, to (b) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and other adjustments as defined in the agreement). The Leverage Ratio will be calculated quarterly on a pro forma basis that includes the four preceding quarters. The initial Leverage Ratio calculation was 1.9 to 1.0 as of December 31, 2006. The ratio cannot exceed the following thresholds over the term of the loan: Fiscal 2006 and 2007 — 3.00 to 1.0; Fiscal 2008 — 2.50 to 1.0; Fiscal 2009 — 2.00 to 1.0; Fiscal 2010 through maturity — 1.50 to 1.0.

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

Proceeds from the term loans of approximately $168.4 million, which is net of nearly $6.6 million of loan origination and other administrative fees, together with the JDA and Manugistics combined cash balances at acquisition closing of approximately $281 million and the $50 million investment from Thoma Cressey Bravo Equity Partners in the form of Series B Preferred Stock (see note 14), were used to fund the cash obligations under the Merger Agreement and related transaction expenses and to retire approximately $174 million of Manugistics’ existing debt consisting of 5% Convertible Subordinated Notes that were scheduled to mature in 2007. Additionally, we utilized the revolving credit facilities to replace approximately $9.6 million of Manugistics’ standby letters of credit. The loan origination and other administrative fees of $6.6 million are being amortized over a 3 year period. Amortization expense for the year ended December 31, 2006 was $1.1 million and is included under the caption “Interest expense and amortization of loan fees.”

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During third quarter 2006 we utilized $35 million of our excess cash balances to repay a portion of the term loans including the initial scheduled quarterly installment due in September 2006. As of December 31, 2006 and 2005 long-term debt consists of the following:

	2006	2005

Term loans, bearing variable interest based on LIBOR + 2.25% (7.615% at December 31, 2006) per annum, due in quarterly installments of $437,500 through July 5, 2013, with the remaining balance due at maturity	$139,563	$—
Assumed Convertible Subordinated Notes, bearing interest at 5% per annum, maturing in November 2007	1,531	—

	141,094	—
Less current portion	(3,281)	—

	$137,813	$—

Scheduled principal maturities (excluding the 50% excess cash flow requirement) on outstanding debt over the next five years and thereafter are as follows:

2007	$3,281
2008	1,750
2009	1,750
2010	1,750
2011	1,750
Thereafter	130,813

$141,094

12.	Deferred Revenue

At December 31, 2006 and 2005, deferred revenue consists of deferrals for software license fees, maintenance, consulting and training and other services as follows:

	2006	2005

Software	$2,157	$498
Maintenance	58,033	23,501
Consulting	4,767	1,520
Training and other	1,705	1,256

	$66,662	$26,775

13.	Lease Commitments

As of December 31, 2006, we leased office space in the Americas for 15 regional sales and support offices across the United States, Canada and Latin America, and for 15 international sales and support offices located in major cities throughout Europe, Asia, Australia, and Japan. The leases are primarily non-cancelable operating leases with initial terms generally ranging from 12 months to 240 months that expire at various dates through the year 2018. None of the leases contain contingent rental payments; however, certain of the leases contain scheduled rent increases and renewal options. We expect that in the normal course of business most of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. In addition, we lease various computers, telephone systems, automobiles, and office equipment under non-cancelable operating leases with initial terms ranging from 12 to 48 months. Certain of the equipment leases contain

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

renewal options and we expect that in the normal course of business some or all of these leases will be renewed or replaced by other leases.

Rental expense under operating leases in 2006, 2005, and 2004 was $12.4 million, $5.6 million, and $5.1 million, respectively. The following summarizes future minimum lease payments under non-cancelable operating leases with minimum or remaining lease terms at December 31, 2006.

2007	$16,031
2008	12,208
2009	11,269
2010	11,061
2011	11,015
Thereafter	17,957

Total future minimum lease payments	$79,541

We have entered into sublease agreements on excess space in certain of our leased facilities that will provide sublease rentals of approximately $3.6 million, $3.0 million, $2.9 million, $2.9 million, $2.7 million and $804,000 in 2007, 2008, 2009, 2010, 2011 and thereafter, respectively.

14.	Legal Proceedings

On August 11, 2006, a shareholder derivative complaint was filed in the Superior Court of the State of Arizona for the County of Maricopa by John Liu, an alleged shareholder of JDA, against certain current and former directors and officers of JDA, with JDA as a nominal defendant, case number CV2006-052423. The complaint alleges that the defendant directors and officers backdated stock option grants during the period from 1997 through 2000, and again in 2002. On September 25, 2006, the Company filed a motion to dismiss the case on the grounds that Liu failed to allege facts sufficient to establish his standing to proceed derivatively on behalf of JDA, his claims were barred by the statute of limitations and he has failed to allege a claim upon which relief may be granted. On December 6, 2006, two weeks prior to the scheduled hearing on our motion to dismiss, the plaintiff voluntarily dismissed the complaint against all defendants without receiving any compensation.

We are involved in other legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not currently believe the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

15.	Redeemable Preferred Stock

In connection with the Manugistics acquisition, we issued 50,000 shares of a Series B Preferred Stock to funds affiliated with Thoma Cressey Bravo Equity Partners (“Thoma Cressey Bravo”) for $50 million in cash (the “Equity Financing”). Thoma Cressey Bravo is a private equity investment firm. The Series B Preferred Stock is convertible, at any time in whole or in part, into a maximum of 3,603,603 shares of JDA common stock based on an agreed conversion rate of $13.875. The preferred stock contains certain pre-emptive rights and liquidation preferences and is non-dividend paying. However, the Series B Preferred Stock is a participating security, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the Series B Preferred Stock as if the Series B Preferred Stock had been converted into common stock. We are in the process of registering the JDA common stock underlying the Series B Preferred Stock on a Form S-3.

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

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Holders of Series B Preferred Stock are entitled as a class to elect a director to our Board and have appointed Mr. Orlando Bravo, a Managing Partner with Thoma Cressey Bravo, to become a member of our Board of Directors.

The Series B Preferred Stock included a scheduled redemption right that allowed any holder to demand a redemption of all or any part of their shares after September 6, 2013 at a cash redemption price equal to the greater of (a) a $1,000 per share liquidation value or (b) the fair market value of the common stock that would be issued upon conversion of the Series B Preferred Stock. The conversion feature of the Series B Preferred Stock, as originally drafted, was considered an embedded derivative under the provision of SFAS No. 133, and accordingly had been accounted for separately from the Series B Preferred Stock (see Note 1). On the date of issuance, we recorded a $10.9 million liability for the estimated fair value of the conversion feature and reduced the face value of the Series B Preferred Stock to $39.1 million. Pursuant to the guidance in EITF Topic D-98, the Series B Preferred Stock has been classified in the balance sheet between long-term debt and shareholders’ equity. We subsequently made an adjustment of $10.9 million to increase the carrying amount of the Series B Preferred Stock back to its redemption value of $50 million. In accordance with EITF Topic D-98, the increase in the carrying value of the Series B Preferred Stock has been treated in the same manner as dividends on non-redeemable stock and charged to retained earnings. The increase in the carrying value of the Series B Preferred Stock reduces income applicable to common shareholders in the calculation of earnings per share (see Note 19).

The language in the agreement describing the conversion feature did not reflect the original intent of the parties, and as a result, we filed a Certificate of Correction with the State of Delaware on October 20, 2006 to correct the definition of cash redemption price and limit the cash redemption to the $1,000 per share liquidation value. After this change, the conversion feature no longer met the bifurcation criteria in SFAS No. 133. We recorded non-cash charges of $3.1 million in 2006 to reflect the increase in the fair value of the conversion feature from July 5, 2006 to October 20, 2006. The increase in the fair value of the conversion feature resulted from the increase in our stock price during this period of time. We reclassified the $14 million estimated fair value of the conversion feature on October 20, 2006 to additional paid-in capital pursuant to the guidance in Emerging Issues Task Force Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133 (“EITF Issue No. 06-7”).

16.	Stockholders’ Equity

Preferred Stock Purchase Rights Plan.  We adopted a Preferred Stock Purchase Rights Plan (the “Rights Plan”) in October 1998 designed to deter coercive or unfair takeover tactics and to prevent a person or a group from gaining control of our Company without offering a fair price to all stockholders.

Under the terms of the Rights Plan, a dividend distribution of one Preferred Stock Purchase Right (“ Purchase Right”) for each outstanding share of our common stock was made to holders of record on October 20, 1998. The Purchase Rights entitle the holder to purchase one one-hundredth of a share of our Series A Preferred Stock (“Preferred Stock”) at an exercise price of $100. The Purchase Rights become exercisable (a) 10 days after a public announcement that a person or group has acquired shares representing 15% or more of the outstanding shares of common stock, or (b) 10 business days following commencement of a tender or exchange offer for 15% or more of such outstanding shares of common stock.

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

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock Repurchase Programs.  In January 2005, our Board of Directors authorized a program to repurchase up to one million shares of our outstanding common stock on the open market or in private transactions at prevailing market prices during a one-year period ending January 26, 2006. The program was adopted as part of our revised approach to equity compensation, which emphasizes performance-based awards to employees and open market stock repurchases by the Company designed to mitigate or eliminate dilution from future employee and director equity-based incentives. We repurchased a total of 747,500 shares of our common stock for $8.7 million under this program, all of which were made during 2005.

During the year-ended December 31, 2006, we repurchased 14,656 shares tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted shares under the 2005 Performance Incentive Plan. These shares were repurchased for $189,000 at prices ranging from $11.19 to $17.00 per share.

On February 5, 2007, the Board of Directors authorized the retirement of 1,176,858 shares of treasury stock.

Stock Option Plans.

Our 1996 Stock Option Plan (the “1996 Option Plan”) was approved by stockholders and provided for the issuance of up to 8,200,000 shares of common stock to employees, consultants and directors under incentive and non-statutory stock option grants. The 1996 Option Plan contained certain grant restrictions and limitations that prohibited us from (i) granting more than 1,200,000 shares common stock subject to new options in any 12-month period (commencing May 25, 2000), subject to any stock split, re-capitalization, dividend or related events, (ii) re-pricing any options granted under the 1996 Option Plan, and (iii) granting any options under the 1996 Option Plan with an exercise price below fair market value of the common stock at the date of grant. The options generally vested over a three to four-year period, commencing at the date of grant, and expire in ten years. On February 15, 2005, the Compensation Committee of our Board of Directors (the “Compensation Committee”) approved the immediate vesting of all unvested stock options previously awarded to employees and officers under the 1996 Stock Option Plan. No stock options were granted under the 1996 Option Plan during 2005 or 2006 and the plan was terminated effective May 16, 2005 except for those provisions necessary for the administration of any outstanding options.

Our 1996 Outside Director Stock Option Plan (the “1996 Directors Plan”) was approved by stockholders and provided for the issuance of up to 225,000 shares of common stock to eligible participants under non-statutory stock option grants. Under the 1996 Directors Plan, outside directors received a one-time grant to purchase 18,750 shares upon appointment to the Board of Directors, and an annual option grant to purchase 6,000 shares for each year of service thereafter. The non-statutory stock options were granted at a price not less than the fair market value of the common stock at the date of grant. The options generally vested over a three-year period commencing at the date of grant, and expire in ten years. On February 15, 2005, the Compensation Committee approved the immediate vesting of all unvested stock options previously awarded to directors under the 1996 Directors Plan. No stock options were granted under the 1996 Directors Plan during 2005 or 2006 and the plan was terminated effective May 16, 2005 except for those provisions necessary for the administration of any outstanding options.

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

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accelerated Vesting of Stock Options.  The decision to immediately vest options issued under the 1996 Option Plan, 1996 Directors Plan and 1998 Option Plan was based in part on the issuance of SFAS No. 123(R). The Compensation Committee also considered the reduced level of cash bonuses paid to officers and employees in 2004, the fact that there were no equity awards planned in 2005 other than for certain new hires, and recognized that the exercise of any accelerated options would bring cash into the Company. Absent the acceleration of these options, upon adoption of SFAS No. 123(R), we would have been required to recognize approximately $3.7 million in pre-tax compensation expense from these options over their remaining vesting terms. By vesting all previously unvested options, the stock-based compensation expense under SFAS No. 123 will only be reflected in our footnote disclosures. Employees, officers and directors will benefit from the accelerated vesting if they terminate their employment with or service to the Company prior to the completion of the original vesting terms and have the ability to exercise certain options that would have otherwise been forfeited. No stock-based compensation expense will be recorded with respect to these options unless an employee, officer or director actually benefits from this modification. For those employees, officers and directors who do benefit from the accelerated vesting, we are required to record additional stock-based compensation expense equal to the intrinsic value of the option on the date of modification (i.e., February 15, 2005). The closing market price per share of our common stock on February 15, 2005 was $11.85 and the exercise prices of the approximately 1.4 million in unvested options on that date ranged from $8.50 to $28.20. Based on our historical employee turnover rates during the three-year period prior to acceleration and through 2006, we have revised our initial estimate of the potential additional stock-based compensation expense we may be required to record with respect to these options from $55,000 to $60,000. During 2005 and 2006, we recorded additional stock-based compensation expense of $49,000 and $4,000, respectively on these options.

The following summarizes the combined stock option activity during the three-year period ended December 31, 2006:

	Options	Options Outstanding
	Available		Exercise price
	for Grant	Shares	per Share

Balance, January 1, 2004	1,363,327	5,114,266	$2.33 to $37.25
Granted	(921,500)	921,500	$9.88 to $16.51
Cancelled	406,123	(406,123)	$2.33 to $28.10
Exercised	—	(166,950)	$8.50 to $15.75

Balance, December 31, 2004	847,950	5,462,693	$2.33 to $37.25
Plan shares expired	(1,177,809)	—	—
Granted	—	—	—
Cancelled	329,859	(329,859)	$6.44 to $28.20
Exercised	—	(626,286)	$2.83 to $15.75

Balance, December 31, 2005	—	4,506,548	$6.44 to $37.25
Plan shares expired	(111,821)	—	—
Granted	—	—	—
Cancelled	111,821	(111,821)	$8.88 to $37.25
Exercised	—	(237,643)	$6.44 to $16.80

Balance, December 31, 2006	—	4,157,084	$6.44 to $27.50

The weighted average exercise price of outstanding options at December 31, 2005, options cancelled during 2006, options exercised during 2006 and outstanding options at December 31, 2006 were $14.08, $24.52, $11.52 and $14.04, respectively.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes certain weighted average information on options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$6.44 to $9.69	597,216	2.44	$8.61	597,216	$8.61
$10.00 to $14.88	2,136,054	4.59	$11.95	2,136,054	$11.95
$15.15 to $22.51	1,294,845	4.76	$18.71	1,294,845	$18.71
$24.47 to $27.50	128,969	2.62	$26.95	128,969	$26.95

	4,157,084	4.28	$14.04	4,157,084	$14.04

The total intrinsic value of options exercised during 2006, 2005 and 2004 was $970,000, $2.5 million and $378,000, respectively and as of December 31, 2006, the aggregate intrinsic value of outstanding and exercisable options was $7.5 million.

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

We measure the fair value of awards under the 2005 Incentive Plan based on the market price of the underlying common stock as of the date of grant. Restricted stock unit awards in 2005 and 2006 were made under incentive packages offered to new and existing employees and had fair values of $775,000 and $514,000, respectively. During 2006, we also awarded 20,132 restricted shares with a fair value of $300,000 to certain officers and employees based on our achievement of operating goals for 2005 and 24,000 fully vested restricted shares with a fair value of $352,000 to our directors. Share-based compensation on the restricted shares granted to directors was recognized on the date of grant. Share-based compensation on all other awards is amortized over the applicable vesting periods in the awards using the straight-line method. During the years ended December 31, 2006 and 2005, we recorded share-based compensation expense of $660,000 and $350,000, respectively related to 2005 Incentive Plan awards and as of December 31, 2006 we have included $904,000 of deferred compensation in stockholders’ equity. This compensation is expected to be recognized over a weighted average period of 1.7 years. The total fair value of restricted shares and restricted share units vested during 2006 was $949,000. No restricted shares or restricted share units vested during 2005.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activity under the 2005 Incentive Plan:

	Restricted Stock Units		Restricted Stock
		Weighted Average		Weighted Average
	Units	Fair Value	Shares	Fair Value

Non-vested Balance, January 1, 2005	—	—	—	—
Granted	62,913	$12.32	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Non-vested Balance, December 31, 2005	62,913	$12.32	—	—
Granted	—	$—	77,214	$15.10
Vested	(31,918)	12.30	(37,763)	$14.75
Forfeited	(1,926)	13.70	(311)	$14.90

Non-vested Balance, December 31, 2006	29,069	$12.26	39,140	$15.43

The following provides tabular disclosure as of December 31, 2006 of the number of securities to be issued upon the exercise of outstanding options or vesting of restricted stock units, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans, aggregated into two categories — plans that have been approved by stockholders and plans that have not:

	Number of Securities
	to be Issued		Number of
	upon Exercise of		Securities
	Outstanding Options		Remaining Available
	or Vesting of	Weighted-Average	for Future Issuance
	Restricted Stock	Exercise Price of	Under Equity
Equity Compensation Plans	Units	Outstanding Options	Compensation Plans

Approved by stockholders:
1996 Option Plan	3,737,010	$13.98	—
1996 Directors Plan	108,730	$15.17	—
2005 Performance Incentive Plan	68,315	$—	1,709,011

	3,914,055	$13.77	1,709,011
Not approved by stockholders:
1998 Option Plan	311,344	$14.34	—

	4,225,399	$14.04	1,709,011

Our Board of Directors approved a special Manugistics Integration Incentive Plan (“Integration Plan”) in third quarter 2006. The Integration Plan provides for up to 510,939 contingently issuable restricted stock units with a fair value of approximately $8.5 million to executive officers and certain other members of our management team if we are able to successfully integrate the Manugistics acquisition and achieve a defined performance threshold goal in 2007. A partial pro-rata issuance of restricted stock units will be made if we achieve a minimum performance threshold. The restricted stock units, if any, will be issued after the announcement of our 2007 financial results in January 2008 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period. No compensation expense was recognized in 2006 related to the Integration Plan. The Company’s performance against the defined performance threshold goal will be evaluated on a quarterly basis throughout 2007 and stock-based compensation recognized over the requisite service period that runs from August 18, 2006 (the date of board approval) through January 2010 pursuant to the guidance in SFAS No. 123(R). If we achieve the

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

defined performance threshold goal we would expect to recognize 50% or approximately $4.2 million of the award as stock-based compensation in 2007.

17.	Employee Benefit Plans

We maintain a defined 401(k) contribution plan (“401(k) Plan”) for the benefit of our employees. Participant contributions vest immediately and are subject to the limits established from time-to-time by the Internal Revenue Service. We provide discretionary matching contributions to the 401(k) Plan on an annual basis. Our matching contributions were 25% in 2006, 2005 and 2004. Beginning January 1, 2004, the vesting schedule in the matching contributions switched from a five-year graded vesting schedule to a 100% vesting after 2 years of service. Our matching contributions to the 401(k) Plan were $1.8 million, $1.4 million and $1.4 million in 2006, 2005 and 2004, respectively.

18.	Income Taxes

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

The income tax provision (benefit) includes income taxes currently payable and those deferred due to temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The components of the income tax provision (benefit) in the three years ended December 31, 2006 are as follows:

	2006	2005	2004

Current taxes:
Federal and state	$448	$(1,922)	$	(254)
Foreign	(2,261)	(1,623)		(3,006)

Total current taxes	(1,813)	(3,545)		(3,260)
Deferred taxes	946	6,003		5,713

Income tax (provision) benefit	$(867)	$2,458		$2,453

The income tax (provision) benefit in 2006, 2005 and 2004 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and do not include the tax benefits realized from the employee stock options exercised of $330,000, $807,000 and $126,000, respectively. These benefits reduce our income tax liabilities and are included as an increase to additional paid-in-capital.

The deferred tax benefit in 2005 resulted primarily from an increase in temporary differences related to the impairment charge to write-off all goodwill in the In-Store Systems reportable business segment (see Notes 7 and 20). The deferred tax benefits in 2006 and 2004 resulted primarily from the capitalization, for income tax purposes, of certain research and development costs.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provision (benefit) recorded in the three years ended December 31, 2006 differed from the amounts computed by applying the federal statutory income tax rate of 34% to income (loss) before income taxes as a result of the following:

	2006	2005	2004

Income tax (provision) benefit at federal statutory rate	$(143)	$(1,531)	$151
Research and development credit	—	(5)	537
Meals, entertainment and other non-deductible expenses	(112)	(489)	(147)
State income taxes	(218)	(6)	(58)
Extra-territorial income exclusion	576	722	—
Change in fair value of Series B preferred stock conversion feature	(1,050)	—	—
Other, net	47	(76)	(187)

Income tax (provision) benefit before discrete tax items	$(900)	$(1,385)	$296

Discrete tax item benefits:
Changes in estimate	33	3,524	1,628
Changes in foreign statutory tax rates	—	319	—
Audit settlements	—	—	529
Total discrete tax item benefits	33	3,843	2,157

Income tax (provision) benefit	$(867)	$2,458	$2,453

The extra-territorial income exclusion (“ETI”) provides a tax incentive to U.S. companies with export activity occurring on or after October 1, 2000. The tax code and regulations present a number of different methods for computing the ETI benefit based on the gross receipts and net income from export sales, leases and related services. Taxpayers may choose the method that produces the greatest benefit for each individual export transaction. Until 2005, we have not been in a position to utilize the ETI benefit as the computation would limit our ability to utilize foreign tax credits. The enactment of the American Jobs Creation Act of 2004 (the “AJCA”), which became effective on January 1, 2005, allows taxpayers to carry foreign tax credits forward ten years from the year in which they were generated. With the passage of the AJCA, we are now able to realize the ETI benefit by amending our prior year US federal tax returns without limiting our ability to fully utilize foreign tax credits. We have recorded an ETI benefit of $576,000 and $722,000, related to 2006 and 2005, respectively. The ETI benefits of approximately $2.3 million for the years 2002 through 2004 were recorded as a change in estimate in the 2005 summary of discrete tax item benefits.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax effects of temporary differences that give rise to our deferred income tax assets and liabilities are as follows:

	2006		2005
	Current	Non-Current	Current	Non-Current

Deferred tax asset:
Accruals and reserves	$11,092	$—	$2,521	$—
Deferred revenue	1,620	—	946	216
Excess Space Reserve	—	2,542	—	—
Net Operating Loss	—	64,795	—	—
Foreign deferred and NOL	4,024	27,862	894	555
Tax credit carryforwards	—	11,998	—	9,584
R&D Expenses Capitalized	—	9,363	—	7,702
AMT Credit carryforward	—	339	—	140
Property and equipment	—	2,318	—	547

Deferred tax asset	16,736	119,217	4,361	18,744
Deferred tax liability:
Goodwill and other intangibles	—	(25,618)	—	(2,036)
Other	—	(49)	—	(35)

Deferred tax liability	—	(25,667)	—	(2,071)
Valuation Allowance	—	(39,386)	—	—

Total	$16,736	$54,164	$4,361	$16,673

In connection with the Manugistics acquisition, we established a $39.4 million valuation allowance against acquired net operating losses. The net operating losses are from both the United States and foreign entities and, based on the Company’s assessment, we believe we may not be able to fully utilize these losses.

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

At December 31, 2006, we have approximately $3.2 million of federal research and development tax credit carryforwards that expire at various dates through 2024. We also have approximately $8.8 million of foreign tax credit carryforwards that expire between 2009 and 2016 and approximately $281.7 million of net operating loss carryforwards of which $189 million expire in 2026, $1.2 million expire in 2009 and $91.5 million have unlimited carryforward periods.

19.	Earnings Per Share

The Company has two classes of outstanding capital stock, Common Stock and Series B Preferred Stock (see Note 15). The Series B Preferred Stock is a participating security, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the Series B Preferred Stock as if the Series B Preferred Stock had been converted into common stock. According to the Emerging Issues Task Force Issue No. 03-06, Participating Securities and the Two — Class Method under FASB Statement No. 128,

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Share, companies having participating securities are required to apply the two-class method to compute basic earnings per share. Under the two-class computation method, basic earnings per share is calculated for each class of common stock and participating security considering both dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. The calculation of diluted earnings per share for 2006 excludes the conversion of the Series B Preferred Stock into common stock as the effect would be anti-dilutive. The dilutive effect of outstanding stock options is included in the diluted earnings per share calculation for 2005 and 2004 using the treasury stock method. Diluted earnings per share for 2006, 2005 and 2004 exclude approximately 4.2 million, 2.1 million and 2.5 million, respectively of vested options for the purchase of common stock that have grant prices in excess of the average market price, or which are otherwise anti-dilutive. In addition, diluted earnings per share for 2006 excludes 510,939 contingently issued shares for which all necessary conditions have not been met and 29,069 unvested restricted stock units as their affect would be anti-dilutive (see Note 16). Earnings per share for the three years ended December 31, 2006 is calculated as follows:

	Year Ended December 31,
	2006	2005	2004

Net income (loss)	$(446)	$6,960	$2,009
Adjustment to increase the carrying amount of the Series B Preferred Stock to its redemption value	(10,898)	—	—

Income (loss) applicable to common shareholders	$(11,344)	$6,960	$2,009
Undistributed earnings (loss):
Common Stock	(11,344)	6,960	2,009
Series B Preferred Stock	—	—	—

Total undistributed earnings (loss)	$(11,344)	$6,960	$2,009

Weighted Average Shares:
Common Stock	29,232	28,825	29,072
Series B Preferred Stock	—	—	—

Shares — Basic earnings (loss) per share	29,232	28,825	29,072
Dilutive common stock equivalents	—	465	422

Shares — Diluted earnings (loss) per share	29,232	29,290	29,494

Basic earnings (loss) per share applicable to common shareholders:
Common Stock	$(.39)	$.24	$.07

Series B Preferred Stock	$—
Diluted earnings (loss) per share applicable to common shareholders	$(.39)	$.24	$.07

20.	Segment Information

We are a leading provider of sophisticated software solutions designed specifically to address the supply and demand chain management, business process, decision support, inventory transaction support, e-commerce, inventory optimization and replenishment, collaborative planning and forecasting, space and floor planning, and store operations requirements of the retail industry and its suppliers. Our solutions enable customers to manage and optimize the coordination of supply, demand and inventory flows throughout the demand chain to the consumer, to manage transportation and logistics operations, provide optimized labor scheduling for retail store operations and improve revenue management practices in service industries. With the acquisition of Manugistics, our customers

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

now include approximately 5,500 of the world’s leading retail, manufacturing and wholesale-distribution organizations. We conduct business in three geographic regions that have separate management teams and reporting structures: the Americas (United States, Canada and Latin America), Europe (Europe, Middle East and Africa), and Asia/Pacific. Similar products and services are offered in each geographic region and local management is evaluated primarily based on total revenues and operating income. Identifiable assets are also managed by geographical region. The accounting policies of each region are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. The geographic distribution of our revenues and identifiable assets as of, or for the three-year period ended December 31, 2006 is as follows:

	2006	2005	2004

Revenues:
Americas	$188,775	$146,679	$145,650
Europe	60,218	46,716	50,431
Asia/Pacific	28,474	22,428	20,793

Total revenues	$277,467	$215,823	$216,874

Identifiable assets:
Americas	$466,086	$279,469	$279,282
Europe	117,863	34,947	38,464
Asia/Pacific	40,795	16,156	14,821

Total identifiable assets	$624,744	$330,572	$332,567

Revenues for the Americas include $22.0 million, $19.7 million and $16.2 million from Canada and Latin America in 2006, 2005 and 2004, respectively. Identifiable assets for the Americas include $23.0 million, $16.1 million and $10.9 million in Canada and Latin America as of December 31, 2006, 2005 and 2004, respectively. The increase in identifiable assets at December 31, 2006 in our foreign operations results primarily from the acquisition of Manugistics and the allocation of related intangible asset values (see Note 2).

No customer accounted for more than 10% of our revenues during any of the three years ended December 31, 2006.

As a result of the Manugistics acquisition we have organized our solutions to support two broad classes of functionality as follows:

•	Transaction Systems that include corporate level merchandise operations systems, which enable retailers to manage their inventory, product mix, pricing and promotional execution and enhance the productivity and accuracy of warehouse processes; in-store systems, which provide retailers with point-of-sale and back office applications to capture, analyze and transmit certain sales, store inventory and other operational information to corporate level merchandise operations systems; and transportation and logistics management solutions, which are designed to enable global and other shippers, consignees, carriers, trading partners and logistics service providers to effectively manage the complexities of transportation and logistics, including multiple modes of transport such as by air, rail, sea and road.

•	Supply and Demand Optimization solutions (“SDO Solutions”) that include a comprehensive set of tools for advanced decision support and analysis covering planning, forecasting, manufacturing planning and scheduling, price and revenue optimization, inventory optimization, collaborative synchronization of inventory, distribution, production and material plans, category management and workforce management. SDO Solutions also include revenue management solutions that enable passenger travel companies, cargo carriers, hotel and resort companies, media networks, broadcast groups and cable companies to more accurately forecast future demand, optimize the allocation of capacity, maximize revenues and improve

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customer satisfaction. SDO Solutions are targeted at customers in each of our reportable business segments as described below.

Beginning in third quarter 2006, we organized and manage our operations across the following reportable business segments:

•	Retail. This reportable business segment includes all revenues related to Transaction Systems and SDO Solutions sold to retail customers, including Merchandise Operations Systems and In-Store Systems previously reported by JDA under the Retail Enterprise Systems and In-Store Systems reportable business segments.

•	Manufacturing and Distribution. This reportable business segment includes all revenues related to Transaction Systems and SDO Solutions sold to manufacturing and distribution companies, including consumer goods manufacturers, high tech organizations, oil and gas companies, automotive producers and other discrete manufacturers involved with government, aerospace and defense contracts. Transaction Systems sold to manufacturing and distribution customers would include transportation and logistics management solutions acquired from Manugistics. This reportable business segment also includes collaborative specific solutions and certain SDO Solutions previously reported by JDA under the Collaborative Solutions reportable business segment.

•	Services Industries. This reportable business segment includes all revenues related to SDO Solutions sold to customers in service industries such as travel, transportation, hospitality, media and telecommunications. All customers in this reportable business segment are new to JDA and represent the former Revenue Management business acquired from Manugistics. The Services Industries segment is centrally managed by a team that has global responsibilities for this market.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the revenues, operating income (loss), and depreciation attributable to each of these reportable business segments for the three years ended December 31, 2006 is as follows:

	2006	2005	2004

Revenues:
Retail	$175,152	$169,949	$168,682
Manufacturing and Distribution	96,755	45,874	48,192
Services Industries	5,560	—	—

	$277,467	$215,823	$216,874

Operating income (loss)
Retail	$27,435	$25,388	$19,511
Manufacturing and Distribution	31,948	9,559	11,130
Services Industries	(1,504)	—	—
Other (see below)	(50,584)	(33,082)	(34,415)

	$7,295	$1,865	$(3,774)

Depreciation
Retail	$4,927	$6,404	$6,561
Manufacturing and Distribution	2,512	1,542	1,527
Services Industries	134	—	—

	$7,574	$7,946	$8,088

Other:
General and administrative expenses	$34,803	$27,071	$24,922
Amortization of intangible assets	9,556	3,572	3,388
Restructuring charge and adjustments to acquisition-
Related reserves (see Note 10)	6,225	2,439	6,105

	$50,584	$33,082	$34,415

Operating income in the Retail, Manufacturing and Distribution and Services Industry reportable business segments includes direct expenses for software licenses, maintenance services, service revenues, amortization of acquired software technology, product development expenses and losses on impairment of trademarks as well as allocations for sales and marketing expenses, occupancy costs and depreciation expense. The “Other” caption includes general and administrative expenses and other charges that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segment.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Quarterly Data (Unaudited)

The following table presents selected unaudited quarterly operating results for the two-year period ended December 31, 2006. We believe that all necessary adjustments have been included in the amounts shown below to present fairly the related quarterly results.

Consolidated Statement of Income Data:

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$47,853	$51,762	$89,203	$88,649	$277,467
Gross profit	26,542	28,691	52,466	54,795	162,494
Restructuring charges and adjustments acquisition-related reserves	—	521	3,461	2,243	6,225
Loss on impairment of trademarks	—	—	—	200	200
Income (loss) from operations	(290)	395	4,496	2,694	7,295
Net income (loss)	487	1,075	(148)	(1,860)	(446)
Adjustment to increase the carrying amount of Series B Preferred Stock to its redemption Value	—	—	(10,898)	—	(10,898)
Net income (loss) applicable to common shareholders	487	1,075	(11,046)	(1,860)	(11,344)
Basic earnings (loss) per share applicable to common shareholders	$.02	$.04	$(.38)	$(.06)	$(.39)
Diluted earnings (loss) per share applicable to common shareholders	$.02	$.04	$(.38)	$(.06)	$(.39)

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$50,251	$54,897	$55,579	$55,096	$215,823
Gross profit	28,749	32,931	34,188	33,729	129,597
Restructuring charges and adjustments to acquisition-related reserves	1,559	880	—	—	2,439
Loss on impairment of goodwill	—	—	—	9,713	9,713
Loss on impairment of trademarks	—	—	—	200	200
Income (loss) from operations	(266)	3,851	4,753	(6,473)	1,865
Net income (loss)	703	3,583	3,749	(1,075)	6,960
Basic earnings (loss) per share	$.02	$.12	$.13	$(.04)	$.24
Diluted earnings (loss) per share	$.02	$.12	$.13	$(.04)	$.24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JDA SOFTWARE GROUP, INC.

By:	/s/ Hamish N. J. Brewer
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 16, 2006 by the following persons in the capacities indicated.

Signature	Title

/s/ James D. Armstrong James D. Armstrong	Chairman of the Board

/s/ Hamish N. J. Brewer Hamish N. J. Brewer	President and Chief Executive Officer (Principal Executive Officer)

/s/ Kristen L. Magnuson Kristen L. Magnuson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Orlando Bravo Orlando Bravo	Director

/s/ J. Michael Gullard J. Michael Gullard	Director

/s/ Douglas G. Marlin Douglas G. Marlin	Director

/s/ Jock Patton Jock Patton	Director

EXHIBIT INDEX

Exhibit #			Description of Document

2	.1 ▲ ▲ ▲	—	Agreement and Plan of Merger by and between JDA Software Group, Inc., Stanley Acquisition Corp. and Manugistics Group, Inc. dated April 24, 2006.
2	.2 ▲ ▲ ▲	—	Voting Agreement by and among JDA Software Group, Inc., Manugistics Group, Inc. and other parties signatory thereto dated as of April 24, 2006.
3	.1****	—	Third Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated July 23, 2002.
3	.2**	—	First Amended and Restated Bylaws of JDA Software Group, Inc.
3	.3 ▲ ▲ ▲	—	Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc filed with the Secretary of State of the State of Delaware on July 5, 2006.
3	.4††††	—	Certificate of Correction filed to correct a certain error in the Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc. filed with the Secretary of State of the State of Delaware on July 5,2006.
4	.1*	—	Specimen Common Stock Certificate of JDA Software Group, Inc.
10	.1*(1)	—	Form of Indemnification Agreement.
10	.2◆◆(1)	—	1996 Stock Option Plan, as amended on March 28, 2003.
10	.3*(1)	—	1996 Outside Directors Stock Option Plan and forms of agreement thereunder.
10	.4◆◆(1)	—	Executive Employment Agreement between James D. Armstrong and JDA Software Group, Inc. dated July 23, 2002, together with Amendment No. 1 effective August 1, 2003.
10	.5◆◆(1)	—	Executive Employment Agreement between Hamish N. Brewer and JDA Software Group, Inc. dated January 22, 2003, together with Amendment No. 1 effective August 1, 2003.
10	.6 ****(1)	—	Executive Employment Agreement between Kristen L. Magnuson and JDA Software Group, Inc. dated July 23, 2002.
10	.7◆◆(1)	—	1998 Nonstatutory Stock Option Plan, as amended on March 28, 2003.
10	.9 ▲ ▲ ▲ ▲	—	Credit Agreement dated as of July 5, 2006, among JDA Software Group, Inc., Manugistics Group, Inc., Citicorp North America, Inc., Citibank, N.A., Citigroup Global Markets Inc. UBS Securities LLC and Wells Fargo Foothill, LLC and the Lenders named therein.
10	.10◆◆(2)		Value-Added Reseller License Agreement for Uniface Software between Compuware Corporation and JDA Software Group, Inc. dated April 1, 2000, together with Product Schedule No. One dated June 23, 2000, Product Schedule No. Two dated September 28, 2001, and Amendment to Product Schedule No. Two dated December 23, 2003.
10	.11◆◆(1)	—	JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 2004.
10	.12**(1)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and Kristen L. Magnuson, amending certain stock options granted to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on September 11, 1997 and January 27, 1998.
10	.13†(1)	—	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement).
10	.14††(1)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.
10	.15◆(1)(3)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.
10	.16◆(1)(3)	—	Form of Nonstatutory Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.
10	.17◆(1)(4)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

Exhibit #			Description of Document

10	.18◆(1)(5)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.
10	.19††† (1)	—	Executive Employment Agreement between Christopher Koziol and JDA Software Group, Inc. dated June 13, 2005.
10	.20 ▲(1)	—	Restricted Stock Units Agreement between Christopher Koziol and JDA Software Group, Inc. dated November 3, 2005.
10	.21 ▲(1)	—	Form of Restricted Stock Unit Agreement to be used in connection with restricted stock units granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.
10	.22 ▲ ▲(1)	—	Standard Form of Restricted Stock Agreement to be used in connection with restricted stock granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.
10	.23 ▲ ▲(1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Hamish N. Brewer pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.
10	.24 ▲ ▲(1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Kristen L. Magnuson pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.
10	.25 ▲ ▲(1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Christopher J. Koziol pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.
10	.26 ▲ ▲ ▲	—	Preferred Stock Purchase Agreement by and among JDA Software Group, Inc. and Funds Affiliated with Thoma Cressey Equity Partners Inc. dated as of April 23, 2006.
10	.27 ▲ ▲ ▲	—	Registration Rights Agreement Between JDA Software Group, Inc. and Funds Affiliated With Thoma Cressey Equity Partners Inc. dated as of April 23, 2006.
14	.1◆◆	—	Code of Business Conduct and Ethics.
21.1		—	Subsidiaries of Registrant.
23.1		—	Consent of Independent Registered Public Accounting Firm.
31.1		—	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2		—	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1		—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.
**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.
***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, as filed on May 10, 2005.
****	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 12, 2002.
†	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998.
††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed on November 13, 1998.
†††	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 16, 2005, as filed on June 20, 2005.
††††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed on November 9, 2006.
◆	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.
◆◆	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004.

▲	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 28, 2005, as filed on November 3, 2005.
▲ ▲	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 16, 2006.
▲ ▲ ▲	Incorporated by reference to the Company’s Current Report on Form 8-K/A (Amendment No. 1) dated April 24, 2006, as filed on April 27, 2006.
▲ ▲ ▲ ▲	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 5, 2006, as filed on July 7, 2006.
(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.
(2)	Confidential treatment has been granted as to part of this exhibit.
(3)	Applies to James D. Armstrong.
(4)	Applies to Hamish N. Brewer.
(5)	Applies to Senior Executive Officers with the exception of James D. Armstrong and Kristen L. Magnuson.