Form 10-Q
period 2007-03-31
JDA SOFTWARE GROUP INC
filed 2007-05-10
CIK 1006892

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐          Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 29,614,944 as of May 4, 2007.

JDA SOFTWARE GROUP, INC.
FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
JDA SOFTWARE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts, unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash	$61,103	$53,559
Accounts receivable, net	89,420	79,491
Deferred tax asset	16,704	16,736
Prepaid expenses and other current assets	19,424	17,011

Total current assets	186,651	166,797

Non-Current Assets:
Property and equipment, net	45,976	48,391
Goodwill	149,974	145,976
Other Intangibles, net:
Customer lists	154,975	158,519
Acquired software technology	33,943	35,814
Trademarks	4,271	4,691
Deferred tax asset	54,433	54,164
Other non-current assets	10,008	10,392

Total non-current assets	453,580	457,947

Total Assets	$640,231	$624,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,900	$4,843
Accrued expenses and other liabilities	45,260	47,183
Income tax payable	4,369	3,725
Current portion of long-term debt	3,281	3,281
Deferred revenue	84,333	66,662

Total current liabilities	143,143	125,694

Non-Current Liabilities:
Long-term debt	122,813	137,813
Accrued exit and disposal obligations	23,471	20,885
Income taxes payable	3,540	—

Total non-current liabilities	149,824	158,698

Total Liabilities	292,967	284,392

Redeemable Preferred Stock	50,000	50,000

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized, 50,000,000 shares; issued 30,708,889 and 30,569,447 shares, respectively	307	305
Additional paid-in capital	285,162	275,705
Deferred compensation	(7,840)	(904)
Retained earnings	32,038	27,628
Accumulated other comprehensive income	1,025	1,018

	310,692	303,752
Less treasury stock, at cost, 1,179,043 and 1,176,858 shares, respectively	(13,428)	(13,400)

Total stockholders’ equity	297,264	290,352

Total liabilities and stockholders’ equity	$640,231	$624,744

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share data, unaudited)

	Three Months Ended
	March 31,
	2007	2006
REVENUES:
Software licenses	$17,028	$7,143
Maintenance services	44,478	21,653

Product revenues	61,506	28,796

Consulting services	26,749	17,408
Reimbursed expenses	2,462	1,649

Service revenues	29,211	19,057

Total revenues	90,717	47,853

COST OF REVENUES:
Cost of software licenses	465	392
Amortization of acquired software technology	1,871	1,253
Cost of maintenance services	11,053	5,963

Cost of product revenues	13,389	7,608

Cost of consulting services	21,274	12,054
Reimbursed expenses	2,462	1,649

Cost of service revenues	23,736	13,703

Total cost of revenues	37,125	21,311

GROSS PROFIT	53,592	26,542

OPERATING EXPENSES:
Product development	13,787	10,758
Sales and marketing	14,808	8,216
General and administrative	10,576	6,965
Amortization of intangibles	3,963	893
Restructuring charge	4,044	—
Gain on sale of office facility	(4,128)	—

Total operating expenses	43,050	26,832

OPERATING INCOME (LOSS)	10,542	(290)

Interest expense and amortization of loan fees	(3,450)	(53)
Interest income and other, net	669	983

INCOME BEFORE INCOME TAX PROVISION	7,761	640

Income tax provision	2,345	153

NET INCOME	$5,416	$487

BASIC EARNINGS PER SHARE	$.16	$.02

DILUTED EARNINGS PER SHARE	$.16	$.02

SHARES USED TO COMPUTE:
Basic earnings per share	33,069	29,105

Diluted earnings per share	33,563	29,674

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months
	Ended March 31,
	2007	2006
NET INCOME	$5,416	$487

OTHER COMPREHENSIVE GAIN (LOSS):

Unrealized holding gain on marketable securities available for sale, net of tax	—	26
Change is fair value of interest rate swap	(185)	—
Foreign currency translation adjustment	192	120

Total other comprehensive gain	7	146

COMPREHENSIVE INCOME	$5,423	$633

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months
	Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$5,416	$487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,234	4,084
Provision for doubtful accounts	288	—
Amortization of loan origination fees	548	—
Tax benefit – stock options	(92)	(64)
Stock-based compensation expense	888	218
Net gain on sale of office facility	(4,128)	—
Net (gain) loss on disposal of property and equipment	26	(7)
Deferred income taxes	15	179

Changes in assets and liabilities:
Accounts receivable	(7,893)	(657)
Prepaid expenses and other current assets	(3,096)	(1,234)
Accounts payable	750	51
Accrued expenses and other liabilities	(1,078)	(2,765)
Income tax payable	1,039	(581)
Deferred revenue	17,501	5,298

Net cash provided by operating activities	18,418	5,009

INVESTING ACTIVITIES:
Purchase of marketable securities	—	(18,090)
Maturities of marketable securities	—	11,564
Payment of direct costs related to acquisitions	(2,305)	(119)
Payments received on promissory note receivable	—	1,213
Purchase of other property and equipment	(2,536)	(742)
Proceeds from disposal of property and equipment	6,801	13

Net cash provided by (used in) investing activities	1,960	(6,161)

FINANCING ACTIVITIES:
Issuance of common stock – equity plans	1,543	894
Excess tax benefits from stock-based compensation	92	64
Purchase of treasury stock	(28)	(47)
Principal payments on term loan agreement	(15,000)	—

Net cash provided by (used in) financing activities	(13,393)	911

Effect of exchange rates on cash	559	208

Net increase (decrease) in cash	7,544	(33)

CASH, BEGINNING OF PERIOD	53,559	71,035

CASH, END OF PERIOD	$61,103	$71,002

JDA SOFTWARE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months
	Ended March 31,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$1,372	$549

Cash paid for interest	$2,795	$76

Cash received for income tax refunds	$71	$32

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Decrease in retained earnings from an accrual for uncertain tax position liabilities	$1,006

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

Increase in goodwill recorded in the acquisition of Manugistics Group, Inc.	$3,998
See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of JDA Software Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
     Certain reclassifications have been made to the business segment and geographic data disclosures for the three month period ended March 31, 2006 in order to conform to the current presentation (see Note 12). Beginning in third quarter 2006, we organized and began managing our operations across the following reportable business segments: Retail, Manufacturing and Distribution, and Services Industries. The Retail reportable business includes activity previously reported by JDA under the Retail Enterprise Systems and In-Store Systems reportable business segments. Manufacturing and Distribution includes activity previously reported by JDA under the Collaborative Solutions reportable business segment. All customers in the Services Industry reportable business segments are new to JDA and represent the former revenue management business acquired from Manugistics Group, Inc. We have also reclassified the goodwill and other intangibles previously allocated to the Retail Enterprise Systems, In-Store Systems and Collaborative Solutions reportable business segments in a similar manner (see Note 4).
2. Derivative Instruments and Hedging Activities
     We account for derivative financial instruments in accordance with Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations that are denominated in a currency other than the functional currency of the subsidiary. The exposures relate primarily to the gain or loss recognized in earnings from the settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days and are not designated as hedging instruments under SFAS No. 133. The forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign denominated assets and liabilities.
     At March 31, 2007, we had forward exchange contracts with a notional value of $30.7 million and an associated net forward contract receivable of $95,000. At December 31, 2006, we had forward exchange contracts with a notional value of $20.7 million and an associated net forward contract liability of $22,000. The forward contract receivables or liabilities are included in prepaid expenses and other current assets or accrued expenses and other liabilities as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded foreign currency exchange contract losses of $58,000 in the three months ended March 31, 2007 and foreign currency exchange contract gains of $62,000 in the three months ended March 31, 2006.
     We are exposed to interest rate risk in connection with our long-term debt which provides for quarterly interest payments at the London Interbank Offered Rate (“LIBOR”) + 2.25%. To manage this risk, we entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. We have structured the interest rate swap with decreasing notional amounts to match the expected pay down of the debt. The notional value of the interest rate swap was $113.8 million at March 31, 2007 and represented approximately 91% of the aggregate term loan balance. The interest rate swap agreement is effective through October 5, 2009 and has been designated a cash flow hedge derivative. We evaluate the effectiveness of the cash flow hedge derivative on a quarterly basis. During first quarter 2007 the hedge was highly effective and a net unrealized loss of $185,000 was recorded in “Accumulated other comprehensive income (loss).”
3. Promissory Note Receivable
     On March 13, 2006 we received payment in full of the remaining $1.2 million outstanding balance under the Second Amended and Restated Secured Promissory Note with Silvon Software, Inc.
4. Goodwill and Other Intangibles, net
     Goodwill and other intangible assets consist of the following:

		March 31, 2007		December 31, 2006
	Estimated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization

Goodwill		$149,974	$—	$145,976	$—

Other intangibles:

Amortized intangible assets
Customer Lists	8 to 13 years	183,383	(28,408)	183,383	(24,864)
Acquired software technology	5 to 15 years	65,847	(31,904)	65,847	(30,033)
Trademarks	3 to 5 years	5,191	(920)	5,191	(500)

		254,421	(61,232)	254,421	(55,397)

		$404,395	$(61,232)	$400,397	$(55,397)

     In first quarter 2007, we recorded an additional $4.0 million in goodwill as a result of certain adjustments made to the estimated fair values of the assets and liabilities assumed in the acquisition of Manugistics Group, Inc. (“Manugistics”). These adjustments related primarily to receivable balances recorded in the initial purchase accounting for which subsequent collections were received, adjustments to the reserves for the estimated costs to exit certain activities of Manugistics (see Note 5) and a $2.9 million accrual for uncertain tax position liabilities (see Note 11). As of March 31, 2007, we have recorded $89.5 million in goodwill on this acquisition. The final purchase price allocation has not been completed and adjustments may still be made to the carrying value of the assets and liabilities acquired, the useful lives of intangible assets and the residual amount allocated to goodwill, including the amount of goodwill allocated to each of our reportable segments. We found no indication of impairment of our goodwill balances during first quarter 2007 and, absent future indicators of impairment, the next annual impairment test will be performed in fourth quarter 2007. As of March 31, 2007, goodwill has been allocated to our reporting units as follows: $95.9 million to Retail, $49.6 million to Manufacturing and Distribution, and $4.5 million to Service Industry.
     Amortization expense for first quarter 2007 and 2006 was $5.8 million and $2.1 million, respectively. The increase results from the amortization of intangible assets recorded in the acquisition of Manugistics. Amortization expense is reported as separate line items in the consolidated statements of income within cost of revenues and operating expenses. As of March 31, 2007, we expect amortization expense over the next five years to be as follows:

2007	$16,458
2008	$21,175
2009	$19,140
2010	$17,847
2011	$17,511
5. Acquisition Reserves
     In conjunction with the acquisition of Manugistics, we recorded initial acquisition reserves of $47.4 million for restructuring charges and other direct costs associated with the acquisition. These costs related primarily to facility closures, employee severance and termination benefits, investment banker fees, and legal and accounting costs. In first quarter 2007, we increased the acquisition reserves by $3.1 million based on our revised estimates of the restructuring costs to exit certain of the activities of Manugistics. The unused portion of the acquisition reserves was $29.8 million at March 31, 2007, of which $6.3 million is included in accrued expenses and other current liabilities and $23.5 million is included in non-current accrued exit and disposal obligations.
     A summary of the charges and adjustments recorded against the reserves is as follows:

			Impact of				Impact of
			Changes in	Balance			Changes in	Balance
	Initial	Cash	Exchange	December 31,	Adjustments	Cash	Exchange	March 31,
Description of charge	Reserve	Charges	Rates	2006	to Reserves	Charges	Rates	2007

Restructuring charges under EITF 95-3:
Facility termination and sublease costs	$29,212	$(3,332)	$395	$26,275	$4,015	$(1,735)	$(324)	$28,231
Employee severance and termination benefits	3,607	(1,535)	—	2,072	(892)	(227)	2	955
IT projects, contract termination penalties, capital lease buyouts and other costs to exit activities of Manugistics	1,450	(695)	—	755	—	(336)	—	419

	34,269	(5,562)	395	29,102	3,123	(2,298)	(322)	29,605
Direct costs under SFAS No. 141:
Legal and accounting costs	3,367	(3,237)	—	130	—	(7)	—	123
Investment banker fees	4,555	(4,555)	—	—	—	—	—	—
Dealer manager, paying agent, depository and information agent fees	259	(259)	—	—	—	—	—	—
Due diligence fees and expenses	335	(335)	—	—	—	—	—	—
Filing fees, valuation services and other	242	(186)	—	56	—	—	—	56
Change-in-control payments	4,367	(4,367)	—	—	—	—	—	—

	13,125	(12,939)	—	186	—	(7)	—	179

Total	$47,394	$(18,501)	$395	$29,288	$3,123	$(2,305)	$(322)	$29,784

     The facility termination and sublease costs are costs of a plan to exit an activity of an acquired company as described in Financial Accounting Standards Board Emerging Issues Task Force Issue No. 95-3 (“EITF No. 95-3”), Recognition of Liabilities in Connection with a Purchase Business Combination, and include the estimated costs of management’s plan to shut down and/or vacate eight offices of Manugistics shortly after the acquisition date. These costs have no future economic benefit to the Company and are incremental to the other costs incurred by the Company or Manugistics. We increased the reserves for facility closures by $4.0 million in first quarter 2007. The increase relates primarily to excess space in an office facility in the United Kingdom. We have engaged advisors to actively locate sub-tenants; however, the real estate market in the area continues to be depressed.
     Employee severance and termination benefits are costs resulting from a plan to terminate employees from the acquired company as described in EITF No. 95-3. As of the consummation date of the acquisition, executive management approved a plan to terminate approximately 110 of the 765 full time employees of Manugistics. In the first three months following the consummation of the Manugistics acquisition, management completed the assessment of which employees would be terminated and communicated the termination arrangements to the affected employees in accordance with statutory requirements of the local jurisdictions in which the employees were located. We decreased the reserves for employee severance and termination benefits by $892,000 in first quarter 2007 due to our revised estimate of settlement costs on certain foreign employees. As of March 31, 2007, the remaining balance in the reserve is primarily related to foreign employees that we expect to fully pay in second quarter 2007.
6. Restructuring Charges
2007 Restructuring Charges
     We recorded a restructuring charge of $4.0 million in first quarter 2007 that included $3.8 million in termination benefits, primarily related to a workforce reduction of approximately 120 full-time employees (“FTE”) in our Scottsdale, Arizona product development group. This restructuring is a direct result of our decision to standardize future product offerings on the new JDA Enterprise Architecture platform. The restructuring charge also includes $145,000 for office closure and integration costs of a redundant office facility in Spain. As of March 31, 2007, all costs associated with the restructuring charge had been paid with the exception of a $309,000 reserve for termination benefits which is included in the caption “Accrued expenses and other current liabilities.” We expect this remaining amount to be paid in second quarter 2007.
2006 Restructuring Charges
     We recorded restructuring charges in the second, third and fourth quarters of 2006 totaling $6.2 million. The restructuring charges were primarily related to the consolidation of two existing JDA offices in the United Kingdom into the Manugistics office facility in Bracknell and the elimination of certain accounting and administrative positions in Europe and Canada. The restructuring charges included $4.8 million in termination benefits and relocation bonuses and $1.4 million for office closure costs. In first quarter 2007, we increased the reserves for termination benefits and office closures costs by $84,000 and $51,000, respectively, based on our revised estimates to complete the restructuring activities. We expect substantially all of the termination benefits and office closure costs to be paid by June 30, 2007.
     A summary of the 2006 restructuring and office closure charges included in accrued expenses and other liabilities is as follows:

			Impact of				Impact of
			Changes in	Balance			Changes in	Balance
	Initial	Cash	Exchange	December 31,	Additional	Cash	Exchange	March 31,
Description of charge	Reserve	Charges	Rates	2006	Reserves	Charges	Rates	2007

Termination benefits	$4,807	$(4,182)	$80	$705	$84	$(494)	$(7)	$288
Office closures	1,418	(626)	26	818	51	(607)	3	265

Total	$6,225	$(4,808)	$106	$1,523	$135	$(1,101)	$(4)	$553

7. Long-term Debt and Revolving Credit Facilities:
     During first quarter 2007 we utilized $15 million of our excess cash balances to repay a portion of the term loans including the scheduled quarterly installment due in March 2007. As of March 31, 2007 and December 31, 2006 long-term debt consists of the following:

	March 31,	December 31,
	2007	2006
Term loans, bearing variable interest based on LIBOR + 2.25% per annum, due in quarterly installments of $437,500 through July 5, 2013, with the remaining balance due at maturity	$124,563	$139,563
Convertible Subordinated Notes, bearing interest at 5% per annum, maturing in November 2007	1,531	1,531

	126,094	141,094
Less current portion	(3,281)	(3,281)

	$122,813	$137,813

     We have entered into an interest rate swap agreement to fix LIBOR at 5.365% (see Note 2). As of March 31, 2007, scheduled principal maturities on outstanding debt over the next five years and thereafter are as follows:

2007	$2,844
2008	$1,750
2009	$1,750
2010	$1,750
2011	$1,750
Thereafter	$116,250
8. Sale of Office Facility
     In March 2007, we sold a 15,000 square foot office facility in the United Kingdom for approximately $6.3 million and recognized a gain of $4.1 million.

9. Earnings per Share
     The Company has two classes of outstanding capital stock, Common Stock and Series B Preferred Stock. The Series B Preferred Stock is a participating security, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the Series B Preferred Stock as if the Series B Preferred Stock had been converted into common stock. According to the Emerging Issues Task Force Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share, companies having participating securities are required to apply the two-class method to compute basic earnings per share. Under the two-class computation method, basic earnings per share is calculated for each class of stock and participating security considering both dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period.
     The calculation of diluted earnings per share for the three months ended March 31, 2007 includes the assumed conversion of the Series B Preferred Stock into common stock as of the beginning of the period. The dilutive effect of outstanding stock options is included in the diluted earnings per share calculation for 2007 and 2006 using the treasury stock method. Diluted earnings per share for the three months ended March 31, 2007 and 2006 exclude approximately 1.4 million and 1.8 million, respectively of vested options for the purchase of common stock that have grant prices in excess of the average market price, or which are otherwise anti-dilutive. In addition, diluted earnings per share for first quarter 2007 exclude 510,939 contingently issuable restricted stock units for which all necessary conditions have not been met. Earnings per share for the three months ended March 31, 2007 and 2006 is calculated as follows:

	Three Months
	Ended March 31,
	2007	2006
Net income	$5,416	$487
Less dividends paid	—	—

Undistributed earnings	$5,416	$487

Allocation of undistributed earnings:
Common Stock	4,826	487
Series B Preferred Stock	590	—

	$5,416	$487

Weighted Average Shares:
Common Stock	29,465	29,105
Series B Preferred Stock	3,604	—

Shares – Basic earnings per share	33,069	29,105
Dilutive common stock equivalents	494	569

Shares – Diluted earnings per share	33,563	29,674

Basic earnings per share applicable to common shareholders:
Common Stock	$.16	$.02

Series B Preferred Stock	$.16	$—

Diluted earnings per share applicable to common shareholders	$.16	$.02

10. Stock-Based Compensation
     There were no new awards of restricted stock units or restricted shares made under the 2005 Performance Incentive Plan during the three months ended March 31, 2007. During the three months ended March 31, 2007 and 2006, we recorded stock-based compensation expense of $110,000 and $218,000, respectively related to 2005 Incentive Plan awards.

     Our Board of Directors approved a special Manugistics Integration Incentive Plan (“Integration Plan”) on August 18, 2006. The Integration Plan provides for up to 510,939 contingently issuable restricted stock units with a fair value of approximately $7.8 million to executive officers and certain other members of our management team if we are able to successfully integrate the Manugistics acquisition and achieve a defined performance threshold goal in 2007. A partial pro-rata issuance of restricted stock units will be made if we achieve a minimum performance threshold. The restricted stock units, if any, will be issued after the announcement of our 2007 financial results in January 2008 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period. No stock-based compensation expense was recognized in 2006 related to the Integration Plan as management determined it was not probable that the performance condition would be met.
     On March 13, 2007, the Board approved modifications to certain of the awards granted to executive officers. The restricted stock units, if any, under these modified awards will also be issued after the announcement of our 2007 financial results in January 2008 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period. The Company’s performance against the defined performance threshold goal will be evaluated on a quarterly basis throughout 2007 and stock-based compensation recognized over the requisite service periods that run from August 18, 2006 (the date of board approval) through January 2010, or from March 13, 2007 (the date the board approved modifications to certain awards granted to executive officers) through January 2010, pursuant to the guidance in SFAS No. 123 (R). We have recorded a $7.8 million deferred compensation charge and related increase to additional paid-in capital in the equity section of our balance sheet for the total grant date fair value related to the potential issuance of these restricted share units. Although all necessary service and performance conditions have not been met through March 31, 2007, based on first quarter 2007 results and the outlook for the remainder of 2007, management has now determined that it is probable that the performance condition will ultimately be met. As a result, we recorded $778,000 in stock-based compensation expense related to these awards in first quarter 2007. This charge is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.” If we achieve the defined performance threshold goal we would expect to recognize approximately $3.9 million of stock-based compensation on these awards in 2007.
11. Income Taxes
     We calculate income taxes on an interim basis using the year-to-date effective tax rate and record discrete tax adjustments in the reporting period in which they occur. A summary of the income tax provision recorded in first quarter 2007 and 2006 is as follows:

	Three Months Ended
	March 31,
	2007	2006
Income before income tax provision	$7,761	$640
Effective tax rate	31%	31%

Income tax provision at effective tax rate	2,408	200

Discrete tax item benefits:
Changes in estimate	(63)	(47)
Changes in foreign statutory rates	—	—

Total discrete tax item benefits	(63)	(47)

Income tax provision	$2,345	$153

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

     The income tax provision recorded in first quarter 2007 and 2006 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during first quarter 2007 and 2006 of $92,000 and $64,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in capital.
     We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. The amount of unrecognized tax benefits at January 1, 2007 was $3.5 million of which $799,000 would impact our effective tax rate if recognized. With the adoption of FIN 48, we recognized a charge of approximately $1.0 million to beginning retained earnings for uncertain tax positions. In addition, a FIN 48 adjustment of $2.9 million was made to the purchase price allocation on the Manugistics acquisition to record a tax liability for uncertain tax positions which increased the goodwill balance.
     The FIN 48 adjustments include an accrual of approximately $599,000 for interest and penalties. To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision. Going forward, interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.
     We conduct business globally and, as a result, JDA Software Group, Inc. or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subjected to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, China, France, Germany, Hong Kong, Italy, Japan, Singapore, Spain, the U.K. and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2002.
     We are currently under audit by the Internal Revenue Service for the 2003-2006 tax years. It is likely that the examination phase of this audit will conclude in 2007 without material adjustment.
     JDA Software Group, Inc. has accepted an invitation to participate in the Compliance Assurance Program (“CAP”) beginning in 2007. The CAP program was developed by the Internal Revenue Service to allow for transparency and to remove uncertainties in tax compliance. The CAP program is offered by invitation only to those companies with both a history of immaterial audit adjustments and a high level of tax complexity and will involve a review of each quarterly tax provision. Our participation in the CAP program will commence with a review of our first quarter 2007 tax provision.
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

	Three Months
	Ended March 31,
	2007	2006
Revenues:

Americas	$60,886	$34,507
Europe	21,331	9,299
Asia/Pacific	8,500	4,047

Total revenues	$90,717	$47,853

	March 31,	December 31,
	2007	2006
Identifiable assets:

Americas	$464,393	$466,086
Europe	129,999	117,863
Asia/Pacific	42,706	40,795

Total identifiable assets	$637,098	$624,744

     Revenues for the Americas include $6.6 million and $5.3 million from Canada and Latin America in first quarter 2007 and 2006, respectively. Identifiable assets for the Americas include $25.9 million and $23.0 million in Canada and Latin America as of March 31, 2007 and December 31, 2006, respectively.
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
     Beginning in third quarter 2006, we organized and began managing our operations across the following reportable business segments:
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
     A summary of the revenues, operating income (loss) and depreciation attributable to each of these reportable business segments for first quarter 2007 and 2006 is as follows:

	Three Months
	Ended March 31,
	2007	2006
Revenues:
Retail	$48,617	$37,505
Manufacturing and Distribution	38,686	10,348
Services Industries	3,414	—

	$90,717	$47,853

Operating income (loss):
Retail	$10,224	$4,860
Manufacturing and Distribution	15,497	2,708
Services Industries	(724)	—
Other (see below)	(14,455)	(7,858)

	$10,542	$(290)

Depreciation:
Retail	$1,122	$1,341
Manufacturing and Distribution	893	338
Services Industries	79	—

	$2,094	$1,679

Other:
General and administrative expenses	$10,576	$6,965
Amortization of intangible assets	3,963	893
Restructuring charge	4,044	—
Gain on sale of office facility	(4,128)	—

	$14,455	$7,858

     Operating income in the Retail, Manufacturing and Distribution and Services Industry reportable business segments includes direct and allocated expenses for software licenses, maintenance services, service revenues, amortization of acquired software technology and product development expenses as well as allocations for certain other product development expenses, occupancy costs and depreciation expense. The “Other” caption includes general and administrative expenses and other charges that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segment.
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Significant Trends and Developments in Our Business
     Outlook for Second Quarter 2007. Software license revenues were $17 million in first quarter 2007 and represent more than one quarter of our projected annual goal. In addition, GAAP earnings were $.16 per share in first quarter 2007 which, on an annualized basis, is within our previously announced guidance for 2007. We believe it is too early to conclude that our first quarter 2007 operating results represent a trend for the remainder of 2007. Our historical experience indicates that quarterly software license revenues will continue to be subject to normal quarter-to-quarter variability and we feel there is some remaining uncertainty as to the growth range, if any, for investment technology budgets or spending levels in 2007.
     We are comfortable with our current operating model and our ability to achieve our profitability goals for the remainder of 2007, subject to continued revenue performance. As a result, we do not believe there is any compelling reason to change our annual guidance for 2007 at this time, except for the impact of the gain on the sale of the office facility, which was not in our original projections. For 2007, we continue to expect total revenues to range between $358 million and $368 million, software license revenues to range between $58 million and $64 million and GAAP earnings per share to range from $0.60 to $0.70 per share. Further, we do not currently anticipate any additional major adjustments to our overall cost structure throughout the balance of the year.
     Summary of First Quarter 2007 Results and Developments in Our Business. On July 5, 2006, we completed the acquisition of Manugistics Group, Inc. (“Manugistics”) for an estimated total cost of $261 million which includes the cash purchase price of $211 million plus $13 million in estimated direct costs of the acquisition and $37 million in estimated costs to exit certain activities of Manugistics (the “Merger”). Manugistics was a leading global provider of synchronized supply chain and revenue management solutions that enabled customers to achieve improved forecast and inventory accuracy and leverage industry leading pricing and yield management solutions to maximize profits while ensuring optimum supply for constantly changing demand. We believe the combination of the two companies created a unique competitive position as no other software company is currently able to offer a similar breadth and depth of vertically focused solutions to the supply and demand chain market. In addition, we believe there are cross-selling opportunities for Manugistics’ advanced optimization solutions in our existing retail customer base and we believe Manugistics’ supply chain and revenue management solutions will enable us to significantly expand our presence with consumer goods manufacturers and wholesalers.
     The Manugistics acquisition significantly impacts the comparability of first quarter 2007 results to first quarter 2006. The following tables summarize the changes in the various components of revenue for the first quarter 2007 and 2006 with and without Manugistics.
Combined JDA and Manugistics:

	2007	2006	$Change	%Change
Revenues:
Software licenses	$17,028	$7,143	$9,885	138%
Maintenance services	44,478	21,653	22,825	105%

Product revenues	61,506	28,796	32,710	114%
Service revenues	29,211	19,057	10,154	53%

Total revenues	$90,717	$47,853	$42,864	90%

JDA Only:

	2007	2006	$Change	%Change
Revenues:
Software licenses	$12,868	$7,143	$5,725	80%
Maintenance services	23,365	21,653	1,712	8%

Product revenues	36,233	28,796	7,437	26%
Service revenues	17,971	19,057	(1,086)	(6%)

Total revenues	$54,204	$47,853	$6,351	13%

Manugistics Only:

	2007	2006	$Change	%Change
Revenues:
Software licenses	$4,160	$—	$4,160	—%
Maintenance services	21,113	—	21,113	—%

Product revenues	25,273	—	25,273	—%
Service revenues	11,240	—	11,240	—%

Total revenues	$36,513	$—	$36,513	—%

     The following table summarizes the software license results by region for first quarter 2007 and 2006 with and without Manugistics.

Region	2007	2006	$Change	% Change
Americas (JDA)	$7,782	$5,348	$2,434	46%
Americas (Manugistics)	1,855	—	1,855	—%

Total Americas	$9,637	$5,348	$4,289	80%

Europe (JDA)	$4,001	$1,664	$2,337	140%
Europe (Manugistics)	1,429	—	1,429	—%

Total Europe	$5,430	$1,664	$3,766	226%

Asia/Pacific (JDA)	$1,086	$131	$955	729%
Asia/Pacific (Manugistics)	875	—	875	—%

Total Asia/Pacific	$1,961	$131	$1,830	1,397%

Total JDA	$12,869	$7,143	$5,726	80%
Total Manugistics	4,159	—	4,159	—%

Total	$17,028	$7,143	$9,885	138%

     The increase in total revenues and software license results in first quarter 2007 compared to first quarter 2006, before considering the impact of the Manugistics acquisition, resulted primarily from an increase in software license sales in each of our geographic regions. These increases involve sales of both Transaction Systems and Supply and Demand Optimization solutions (“SDO Solutions”). Software license sales in first quarter 2007 include sequential increases in our core JDA products in the Americas, European and Asia/Pacific regions of 1%, 58% and 24%, respectively compared to fourth quarter 2006. Our competitive position remains strong and we are comfortable with our competitive win rates across all of our major product lines.
     Software sales performance in the Americas region, and in particular the United States, continues to reflect the positive impact of the organizational changes that were made to the regional sales management team during the second half of 2006, including the appointment of Mr. Thomas Dziersk as Senior Vice President of the Americas region. The majority of the personnel changes we felt were necessary in this region are now in place. We believe the organizational changes have significantly improved business development, sales force execution and the predictability of the sales performance in the region. We have a solid pipeline of sales opportunities in the Americas that include both mid-size and larger software deals (≥$1.0 million). The Americas is our largest region and, as a result, we believe continued improvement in software sales performance from both core JDA and Manugistics applications in the region will be a key driver of our overall success in 2007.
     The European region continues to show steady improvement. Sales management has stabilized in the region and we believe the accuracy of the software forecast has significantly improved. The quality and opportunities in the sales pipeline continues to grow and includes larger software deals (≥$1.0 million). We currently anticipate improved software sales performance in the European region during 2007. Software sales performance in the Asia/Pacific region improved sequentially compared to fourth quarter 2006 and in comparison to first quarter 2006, however, we continue to experience large fluctuations in quarterly software sales performance in the region. We continue to focus on improving our sales execution processes in the Asia/Pacific region in order to maximize the opportunities in this large and growing market. We believe our competitive position in the region is strong. We also believe China and India are markets that will provide meaningful opportunities for software companies in the near future. We intend to focus on sales execution processes, similar to those being implemented in the Americas and European regions, which we expect will improve the predictability and timing of software license deals in the Asia/Pacific region.
          A key driver for exploiting market opportunities in 2007 will be our ability to achieve a consistent awareness and support for our general solutions strategy. We are aggressively working to build partnerships with leading industry analysts and systems integrators to support our strategy. In addition, we will continue to develop a network of value-added reseller (“VAR”) relationships during 2007 to promote and support our solutions in each geographic region. We have also initiated a number of VAR relationships in certain countries where we do not want to go to market directly. As of March 31, 2007 we had 213 employees in the sales and marketing function, compared to 219 at December 31, 2006 and 154 at March 31, 2006, including quota carrying sales representatives and related sales management of 64, 66 and 58, respectively. Sales and marketing expense decreased $2.3 million or 13% sequentially in first quarter 2007 compared to fourth quarter 2006 and increased $6.6 million or 80% compared to first quarter 2006. The sequential decrease in sales and marketing expense resulted primarily from a decrease in commissions, which are typically at lower rates in the early quarters of a year before volume accelerator clauses come into effect, and a decrease in payments to third parties for software sales referrals. The increase in sales and marketing expenses in first quarter 2007 compared to first quarter 2006 resulted from a 44% increase in average headcount primarily due to the acquisition of Manugistics, a $1.4 million increase in incentive compensation due to higher software license revenues and a $361,000 increase in stock-based compensation. We expect sales and marketing expenses to increase sequentially in second quarter 2007 as we fill open positions and execute upon planned marketing programs to improve our sales coverage. As part of this initiative, we are rebuilding the sales force dedicated to the Manufacturing and Distribution reportable business segment and developing a program to more effectively communicate the value proposition of the combined JDA and Manugistics solutions offering to this large and important portion of our customer base. We believe it could take at least a year before we experience any significant benefits and increase in software license sales to customers in this reportable business segment.
     Maintenance services revenues increased $22.8 million or 105% in first quarter 2007 compared to first quarter 2006 with $21.1 million of the increase related to the acquisition of Manugistics. Despite strong retention rates, growth in new maintenance services revenues on our core JDA applications has been hindered by lower software sales over the past two years. Maintenance services revenues from our core JDA applications increased $1.2 million or 6% sequentially in first quarter 2007 compared to fourth quarter 2006 and $1.7 million or 8% compared to first quarter 2006. The sequential increase includes the release of $944,000 in maintenance services revenues in first quarter 2007 for which revenue recognition had been suspended pending resolution of certain customer-specific support issues. In addition, favorable foreign exchange rate variances provided a sequential benefit of approximately $370,000 to first quarter 2007 maintenance services revenues compared to fourth quarter 2006 and a $1.2 million benefit to first quarter 2007 maintenance services revenues compared to first quarter 2006. With the acquisition of Manugistics, the combined Company has an annual recurring maintenance base of over $170 million and an historical realized retention rate of approximately 95% in our installed customer base. The strength of our maintenance services revenue stream should improve the predictability of our annual operating results and our overall profitability.
     Maintenance services margins were 75% in first quarter 2007 compared to 77% in fourth quarter 2006 and 72% in first quarter 2006. Maintenance services margins were positively impacted in first quarter 2007 compared to first quarter 2006 by the cost synergies and increased maintenance services revenue from the acquisition of Manugistics and the favorable foreign exchange rate variance. Maintenance costs increased $1.3 million or 13% to $11.1 million in first quarter 2007 compared to $9.8 million in fourth quarter 2006 primarily due to an increase in salary expense associated with 25 additional support associates, primarily in our Customer Directed Development organization, and increased profit sharing and stock-based compensation expense. Maintenance costs increased $5.1 million or 85% in first quarter 2007 compared to first quarter 2006 primarily as a result of a 41% increase in average headcount to support the increased installed base resulting from the acquisition of Manugistics, a $966,000 increase in third party maintenance royalties and increased profit sharing and stock-based compensation expense. As of March 31, 2007, we had 271 employees in our customer support function compared to 246 at December 31, 2006 and 190 at March 31, 2006. We currently plan to add supplemental resources to this function in 2007 and expect our maintenance services margins to remain in the range of 75% to 76% in 2007.
     Service revenues, which include consulting services, hosting services, training revenues, net revenues from our hardware reseller business and reimbursed expenses, increased $10.2 million or 53% in first quarter 2007 compared to first quarter 2006. The Manugistics acquisition provided $11.2 million of new service revenues in first quarter 2007 compared to first quarter 2006, offset in part by a $1.1 million decrease in services revenues from our core JDA products. Service revenues in first quarter 2007 increased $1.3 million or 5% sequentially compared to fourth quarter 2006. Consulting services were lower then we anticipated in first quarter 2007 due to a number of large projects which did not get underway as soon as expected. Many of these projects are now moving forward and we are analyzing the cause of the additional delays in order to improve our ability to project consulting services revenues going forward. In addition, our consulting practices in the Americas and Asia/Pacific regions continue to feel the lag effect of lower software sales in 2006. We expect this situation will improve in the Americas during the remainder of 2007, and if we are able to sustain sales momentum in the Asia/Pacific then we believe consulting services will pick up in that region later in the year. Consulting services utilization and average billing rate trends vary significantly by geographic region. Our global utilization rate was 49% in first quarter 2007 compared to 41% in fourth quarter 2006 and 49% in first quarter 2006 and our average blended global billing rates were $192, $185 and $187 per hour, respectively in these quarterly periods. Service revenues will continue to be volatile on a quarterly basis as we assimilate the Manugistics consulting organization and complete certain acquired engagements from

Manugistics that generate realized rates which are below our normal billing rates. We believe these engagements will be completed in second and third quarter 2007.
     Service margins, which include consulting and the other service revenues referred to above, were 19% in first quarter 2007 compared to 23% in fourth quarter 2006 and 28% in first quarter 2006. Service margins in first quarter 2007 were impacted by a $2.2 million sequential increase in cost of services revenues compared to fourth quarter 2006 due to incentive compensation and employee benefits. Service margins decreased in first quarter 2007 compared to first quarter 2006 as the $10.2 million increase in service revenues was substantially offset by a $10 million increase in cost of service revenues which resulted from a 66% increase in average headcount, primarily due to the acquisition of Manugistics, a $1.1 million increase in outside contractor costs for ongoing consulting projects in the United States, an $853,000 increase in incentive compensation and a $631,000 increase in travel costs. As of March 31, 2007, we had 498 employees in our services organization compared to 498 at December 31, 2006 and 299 at March 31, 2006. We believe it will take several more quarters to realize the full synergies of the combined services organization. In light of the improved software performance and increasing utilization, we do not currently anticipate making any significant adjustments to our consulting services headcount during the remainder of 2007. We expect service margins to remain in the low 20% range in second quarter 2007.
     Product development expenses decreased $3.7 million or 21% sequentially to $13.8 million in first quarter 2007 compared to fourth quarter 2006 and increased $3.0 million or 28% compared to first quarter 2006. In January 2007, we announced that our future product offerings would be standardized on the Manugistics’ WebWORKS supply chain planning and optimization architectural platform which is based on the Java J2EE technology platform. Branded the JDA Enterprise Architecture, the new platform is the next evolution of the WebWORKS foundation and it will serve as the strategic platform upon which we will integrate and extend our existing applications. Over the past five years, we have pursued a strategy for delivering our solutions as a fully integrated suite, utilizing Microsoft .NET products and technologies to develop and manage the execution of the application programs. The decision to change our product development direction was made in order to (i) standardize our applications on a stable platform that has been successfully implemented at over 100 major customers and offers proven scalability, (ii) eliminate parallel development efforts and provide improved focus on incremental functionality for future development activities, (iii) reduce our annual investment in new product development, which has ranged from 31% to 38% of product revenues over the past three years and (iv) improve the ability of our sales force to position a technology platform that is proven and available now compared to a platform that was still evolving. In connection with this decision, we recorded a restructuring charge of $4.0 million in first quarter 2007 that included $3.8 million in termination benefits, primarily related to a workforce reduction of approximately 120 FTE in our Scottsdale, Arizona product development group. We believe this restructuring will result in incremental annualized cost synergies of more than $15 million in 2007 compared to our post merger run rate in the second half of 2006. In addition, product development expenses in fourth quarter 2006 included $872,000 in customer reserve charges primarily related to the discontinuance of the PRO application. As of March 31, 2007, we had 414 employees in the product development function compared to 538 at December 31, 2007 and 280 at March 31, 2006. We added 269 product development employees through the acquisition of Manugistics including approximately 200 developers that are located in India.
     General and administrative expenses decreased $323,000 or 3% to $10.6 million in first quarter 2007 compared to $10.9 million in fourth quarter 2006 and increased $3.6 million or 52% compared to first quarter 2006. The sequential decrease resulted from a decrease in our bad debt provision from $1.4 million in fourth quarter 2006 to $288,000 in first quarter 2007, offset in part by increased profit sharing and stock-based compensation expense. The fourth quarter 2006 bad debt provision included approximately $1.0 million related to the discontinuance the PRO application. The increase in general and administrative expenses in first quarter 2007 compared to first quarter 2006 includes a 41% increase in average headcount primarily from the acquisition of Manugistics. We believe general and administrative expenses in 2007 will approximate the annualized general and administrative expense level in the second half of 2006, exclusive of any significant change in our bad debt experience in 2007.
     Our Board of Directors approved a special Manugistics Integration Incentive Plan (“Integration Plan”) on August 18, 2006. The Integration Plan provides for up to 510,939 contingently issuable restricted stock units with a fair value of approximately $7.8 million to executive officers and certain other members of our management team if we are able to successfully integrate the Manugistics acquisition and achieve a defined performance threshold goal in 2007. A partial pro-rata issuance of restricted stock units will be made if we achieve a minimum performance threshold. The restricted stock units, if any, will be issued after the announcement of our 2007 financial results in January 2008 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period. No stock-based compensation expense was recognized in 2006 related to the Integration Plan as management determined it was not probable that the performance condition would be met.

     On March 13, 2007, the Board approved modifications to certain of the awards granted to executive officers. The restricted stock units, if any, under these modified awards will also be issued after the announcement of our 2007 financial results in January 2008 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period. The Company’s performance against the defined performance threshold goal will be evaluated on a quarterly basis throughout 2007 and stock-based compensation recognized over the requisite service periods that run from August 18, 2006 (the date of board approval) through January 2010, or from March 13, 2007 (the date the board approved modifications to certain awards granted to executive officers) through January 2010, pursuant to the guidance in SFAS No. 123 (R). We have recorded a $7.8 million deferred compensation charge and related increase to additional paid-in capital in the equity section of our balance sheet for the total grant date fair value related to the potential issuance of these restricted share units. Although all necessary service and performance conditions have not been met through March 31, 2007, based on first quarter 2007 results and the outlook for the remainder of 2007, management has now determined that it is probable that the performance condition will ultimately be met. As a result, we recorded $778,000 in stock-based compensation expense related to these awards in first quarter 2007. This charge is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.” If we achieve the defined performance threshold goal we would expect to recognize approximately $3.9 million of stock-based compensation on these awards in 2007.
     On February 6, 2007, the Board of Directors approved a 2007 cash incentive bonus plan (“Incentive Plan”) for our executive officers. The Incentive Plan provides for $2.6 million in targeted cash bonuses based upon defined annualized operational performance goals. A partial pro-rata cash bonus will be paid if we achieve a minimum annualized performance threshold. There is no cap on the maximum amount the executives can receive if the Company exceeds the defined annualized operational and software performance goals. Cash bonuses generally payable to executive officers under the Incentive Plan for first and second quarter 2007 will be payable during or following the conclusion of third quarter 2007.
     Our Financial Position is Strong And We Are Generating Positive Cash Flow From Operations. We had working capital of $43.5 million at March 31, 2007 compared to $41.1 million at December 31, 2006. The working capital balances at March 31, 2007 and December 31, 2006 include $61.1 million and $53.6 million of cash, respectively. During first quarter 2007 we generated $18.4 million in cash flow from operations compared to $5.0 million in first quarter 2006. The increase in cash flow from operations in first quarter 2007 compared to first quarter 2006 resulted primarily from a $5.0 million increase in net income, a $12.2 million increase in deferred revenue balances due to the seasonally high annual renewal period for maintenance contracts assumed in the acquisition of Manugistics and a $3.7 million increase in amortization on intangible balances recorded in the acquisition of Manugistics, offset by a $7.2 million increase in net accounts receivable. Net accounts receivable were $89.4 million or 89 days sales outstanding (“DSO”) at March 31, 2007 compared to $79.5 million or 80 days sales outstanding (“DSO”) at December 31, 2006. The increase in net accounts receivable and DSO resulted primarily from seasonally high maintenance renewals during the months of January, February and March which represent the peak annual renewal periods for both JDA and Manugistics customers. During first quarter 2007 we received $6.3 million in proceeds from the sale of an office facility in the United Kingdom and utilized excess cash balances to repay $15 million in long-term borrowings. We expect cash flow from operations to be positive for the remainder of 2007. We believe our cash position is sufficient to meet our operating needs for the foreseeable future and we will continue to use excess cash flow to retire the remaining long-term borrowings.

Results of Operations
     The following table sets forth certain selected financial information expressed as a percentage of total revenues for the periods indicated and certain gross margin data expressed as a percentage of software license revenue, maintenance services revenue, product revenues or services revenues, as appropriate:

	Three months
	Ended March 31,
	2007	2006
REVENUES:

Software licenses	19%	15%
Maintenance services	49	45

Product revenues	68	60

Consulting services	29	36
Reimbursed expenses	3	4

Service revenues	32	40

Total revenues	100	100

COST OF REVENUES:

Cost of software licenses	1	1
Amortization of acquired software technology	2	3
Cost of maintenance services	12	12

Cost of product revenues	15	16

Cost of consulting services	23	25
Reimbursed expenses	3	4

Cost of service revenues	26	29

Total cost of revenues	41	45

GROSS PROFIT	59	55

OPERATING EXPENSES:

Product development	15	22
Sales and marketing	16	17
General and administrative	12	15
Amortization of intangibles	4	2
Restructuring charges and adjustments to acquisition-related reserves	4	—
Gain on sale of office facility	(4)	—

Total operating expenses	47	56

OPERATING INCOME (LOSS)	12	(1)

Interest expense and amortization of loan fees	(4)	—
Other income, net	1	2

INCOME BEFORE INCOME TAX PROVISON	9	1

Income tax provision	3	—

NET INCOME	6%	1%

Gross margin on software licenses	97%	95%
Gross margin on maintenance services	75%	72%
Gross margin on product revenues	78%	74%
Gross margin on service revenues	19%	28%

     The following table sets forth a comparison of selected financial information, expressed as a percentage change between quarters for first quarter 2007 and 2006. In addition, the table sets forth cost of revenues and product development expenses expressed as a percentage of the related revenues:

	% Change
	Three Months ended March 31,
	2007	2006 to 2007	2006
Revenues:

Software licenses	$17,028	138%	$7,143
Maintenance	44,478	105%	21,653

Product revenues	61,506	114%	28,796
Service revenues	29,211	53%	19,057

Total revenues	90,717	90%	47,853

Cost of Revenues:

Software licenses	465	19%	392
Amortization of acquired software technology	1,871	49%	1,253
Maintenance services	11,053	85%	5,963

Product revenues	13,389	76%	7,608
Service revenues	23,736	73%	13,703

Total cost of revenues	37,125	74%	21,311

Gross Profit	53,592	102%	26,542

Operating Expenses:

Product development	13,787	28%	10,758
Sales and marketing	14,808	80%	8,216
General and administrative	10,576	52%	6,965

	39,171	51%	25,939

Amortization of intangibles	3,963	344%	893
Restructuring charge	4,044	100%	—
Gain on sale of office facility	(4,128)	(100%)	—

Operating income (loss)	$10,542	3,735%	$(290)

Cost of Revenues as a % of related revenues:
Software licenses	3%		5%
Maintenance services	25%		28%
Product revenues	22%		26%
Service revenues	81%		72%

Product Development as a % of product revenues	22%		37%

     The following tables set forth selected comparative financial information on revenues in our business segments and geographical regions, expressed as a percentage change between first quarter 2007 and 2006. In addition, the tables set forth the contribution of each business segment and geographical region to total revenues in first quarter 2007 and 2006, expressed as a percentage of total revenues:

		Manufacturing &
	Retail	Distribution	Services Industries*
	2007 vs 2006	2007 vs 2006	2007 vs 2006
Software licenses	155%	83%	n/a
Maintenance services	28%	264%	n/a

Product revenues	56%	209%	n/a
Service revenues	1%	1,021%	n/a

Total revenues	30%	274%	n/a

Product development	(19%)	198%	n/a
Sales and marketing	90%	43%	n/a

Operating income (loss)	110%	472%	n/a

			Manufacturing &
	Retail		Distribution		Services Industries*
	2007	2006	2007	2006	2007	2006
Contribution to total revenues	53%	78%	43%	22%	4%	—%

*	All customers in the Services Industry reportable business segment are new to JDA and were acquired in the acquisition of Manugistics on July 5, 2006.

	The Americas	Europe	Asia/Pacific
	2007 vs 2006	2007 vs 2006	2007 vs 2006
Software licenses	80%	226%	1,397%
Maintenance services	111%	95%	95%

Product revenues	102%	125%	186%
Service revenues	42%	146%	45%

Total revenues	76%	129%	110%

	The Americas		Europe		Asia/Pacific
	2007	2006	2007	2006	2007	2006
Contribution to total revenues	67%	72%	24%	19%	9%	9%
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Product Revenues
     Software Licenses.
     Retail. Software license revenues in this reportable business segment in first quarter 2007 increased 155% compared to first quarter 2006. Before considering the impact of Manugistics, software license revenues in this reportable business segment increased 121% in first quarter 2007 compared to first quarter 2006 primarily due to an increase in new mid-sized software sales in each of our geographic regions. We closed 41 deals in this reportable business segment in first quarter 2007 compared to 23 in first quarter 2006. There were six multi-product deals in this reportable business segment in first quarter 2007 compared to five in first quarter 2006 and each quarterly period included one large transaction of ≥ $1.0 million for SDO Solutions involving core JDA product lines .
     Manufacturing & Distribution. Software license revenues in this reportable business segment in first quarter 2007 increased 83% compared to first quarter 2006. Before considering the impact of Manugistics, software license revenues in this reportable business segment increased 21% in first quarter 2007 compared to first quarter 2006 primarily due to an increase in follow-on sales to existing customers that expanded the scope of existing licenses. We closed 51 deals in this reportable business segment in first quarter 2007 compared to 36 in first quarter 2006.
     Services Industries. The increase in software license revenues in this reportable business segment in first quarter 2007 compared to first quarter 2006 resulted entirely from sales of SDO Solutions to customers of the Revenue Management business acquired from Manugistics.
     Regional Results. Software license revenues in the Americas region in first quarter 2007, which include $1.9 million in software license revenues from the Manugistics product lines, increased 80% compared to first quarter 2006. Before considering the impact of Manugistics, software license revenues in the Americas region increased 46% in first quarter 2007 compared to first quarter 2006. There were five multi-product deals in the Americas region in first quarter 2007 compared to five in first quarter 2006. There were no large transactions of ≥ $1.0 million in first quarter 2007 compared to one large transaction of ≥ $1.0 million for SDO Solutions involving core JDA product lines in first quarter 2006.
     Software license revenues in the Europe region in first quarter 2007, which include $1.4 million in software license revenues from the Manugistics product lines, increased 226% compared to first quarter 2006. Before considering the impact of Manugistics, software license revenues in the Europe region increased 140% primarily due to one large transaction of ≥ $1.0 million for SDO Solutions involving core JDA product lines and an increase in follow-on sales to existing customers that expand the scope of existing licenses. Software license revenues in the Asia/Pacific region in first quarter 2007, which include $875,000 in software license revenues from the Manugistics product lines, increased $1.8 million in first quarter 2007 compared to first quarter 2006 which included $131,000 in software license revenues. Before considering the impact of Manugistics, software license revenues in the Asia/Pacific region increased 729% primarily due to an increase in follow-on sales to existing customers that expand the scope of existing licenses. There was one multi-product deal in the Asia/Pacific region in first quarter 2007 compared to none in first quarter 2006 and neither period included a large transaction of ≥ $1.0 million.
     Maintenance Services. Maintenance services revenues in first quarter 2007, which include $21 million from the acquired Manugistics product lines, increased 105% compared to first quarter 2006. Before considering the impact of Manugistics, maintenance services revenues increased 8% in first quarter 2007 compared to first quarter 2006 primarily due to a $1.2 million favorable foreign exchange rate variance.
Service Revenues
     Service revenues in first quarter 2007, which include $11.2 million from the Manugistics product lines, increased 53% compared to first quarter 2006. Before considering the impact of Manugistics, services revenues decreased 6% in first quarter 2007 compared to first quarter 2006 due to delays in the start of certain projects and the lag effect of lower software sales in the Americas and Asia/Pacific regions during 2006. Net revenues from our hardware reseller business increased nearly 500% to $525,000 in first quarter 2007 compared to $88,000 in first quarter 2006.
     Fixed bid consulting services work represented nearly 16% of total consulting services revenue in first quarter 2007 compared to 7% in first quarter 2006.
Cost of Product Revenues
     Cost of Software Licenses. The increase in cost of software licenses in first quarter 2007 compared to first quarter 2006 resulted primarily from $102,000 in third party royalties on software sales involving Manugistics product lines.
     Amortization of Acquired Software Technology. The increase in amortization of acquired software technology in first quarter 2007 compared to first quarter 2006 resulted from amortization of software technology acquired in the Manugistics acquisition.
     Cost of Maintenance Services. The increase in cost of maintenance services in first quarter 2007 compared to first quarter 2006 resulted from a 41% increase in average headcount to support the increased installed base resulting from the acquisition of Manugistics and increased customer directed development activities, a $966,000 increase in third party maintenance royalties and increased profit sharing and stock-based compensation expense.

Cost of Service Revenues
     The increase in cost of service revenues in first quarter 2007 compared to first quarter 2006 resulted from a 66% increase in average headcount, primarily due to the acquisition of Manugistics, a $1.1 million increase in outside contractor costs for ongoing consulting projects in the United States, an $853,000 increase in incentive compensation, an $813,000 increase in reimbursed expenses, a $631,000 increase in travel costs and a $108,000 increase in stock-based compensation, offset in part by the deferral of $212,000 in consulting costs on a large Manugistics implementation project in the United States for which revenue recognition has been deferred.
Gross Profit
     The increase in gross profit dollars in first quarter 2007 compared to first quarter 2006 resulted primarily from the $36.5 million revenue contribution from Manugistics and the 80% increase in software sales of core JDA products, offset in part by increases in average headcount in our customer support and consulting services organizations to support the larger revenue streams and customer directed development activities. The gross margin percentage increased to 59% in first quarter 2007 compared to 55% in first quarter 2006 due to the higher mix of software license revenues.
     Service margins decreased in first quarter 2007 compared to first quarter 2006 as the $10.2 million increase in service revenues was substantially offset by a $10 million increase in cost of service revenues which resulted from the 66% increase in average headcount, primarily due to the acquisition of Manugistics, the $1.1 million increase in outside contractor costs, an $853,000 increase in incentive compensation and a $631,000 increase in travel costs.
Operating Expenses
     Operating expenses, excluding amortization of intangibles, restructuring charges and the gain on sale of office facility, increased $13.2 million, or 51% in first quarter 2007 compared to first quarter 2006, and represented 43% and 54% of total revenues in each period, respectively. The increase in operating expenses resulted primarily from an increase in average headcount from the acquisition of Manugistics, higher travel, legal and accounting costs related to the integration of Manugistics, higher incentive compensation due to improved operating performance and an increase in outside contractor costs for assistance with internal system initiatives, offset in part by the cost savings from the first quarter 2007 workforce reduction in our product development group and the deferral of costs on certain ongoing customer development projects.
     Product Development. The increase in product development expense in first quarter 2007 compared to first quarter 2006 resulted from a 60% net increase in average product development headcount. We added 269 product development employees through the acquisition of Manugistics and subsequently reduced our product development workforce by approximately 120 FTE in first quarter 2007 in connection with our decision to standardize future product offerings on the new JDA Enterprise Architecture platform. The net increase in average product development headcount resulted in higher salaries, benefits, travel, and occupancy costs. Product development expense in first quarter 2007 also includes a $953,000 increase in incentive compensation due to improved operating performance and a $104,000 increase in stock-based compensation, offset in part by the deferral of $550,000 in costs on certain ongoing customer development projects.
     Sales and Marketing. The increase in sales and marketing expense in first quarter 2007 compared to first quarter 2006 resulted from a 44% increase in average headcount, primarily from the acquisition of Manugistics, which resulted in higher salaries, benefits, travel, relocation and marketing costs, a $1.4 million increase in incentive compensation due to higher software license revenues and a $361,000 increase in stock-based compensation.
     General and Administrative. The increase in general and administrative expenses in first quarter 2007 compared to first quarter 2006 resulted from a 41% increase in average headcount, primarily from the acquisition of Manugistics, which resulted in higher salaries, benefits and travel costs. First quarter 2007 also included a $383,000 increase in legal and accounting costs as a result of the larger combined company, a $368,000 increase in outside contractor costs for assistance with internal system initiatives and a $288,000 higher bad debt provision.
     Amortization of Intangibles. The increase in amortization of intangibles in first quarter 2007 compared to first quarter 2006 results primarily from $3.0 million in amortization on the customer list and trademark intangibles recorded in the acquisition of Manugistics.

     Restructuring Charge. We recorded a restructuring charge of $4.0 million in first quarter 2007 that included $3.8 million in termination benefits, primarily related to a workforce reduction of approximately 120 FTE in our Scottsdale, Arizona product development group. This restructuring is a direct result of our decision to standardize future product offerings on the new JDA Enterprise Architecture platform. The restructuring charge also included $145,000 for office closure and integration costs of a redundant office facility in Spain.
     Gain on Sale of Office Facility. During first quarter 2007 we sold a 15,000 square foot facility in the United Kingdom for approximately $6.3 million and recognized a gain of $4.1 million.
Operating Income
     We had operating income of $10.5 million in first quarter 2007 compared to an operating loss of $290,000 in first quarter 2006. The improvement in operating income resulted primarily from a $42.9 million or 90% increase in total revenues, which includes a $36.5 million revenue contribution from Manugistics, and a $4.1 million gain on the sale of an office facility, offset by the costs and expenses related to a 53% increase in average headcount, primarily related to the acquisition of Manugistics, a $3.7 million increase in amortization on intangibles recorded in the acquisition of Manugistics and a $4.0 million restructuring charge.
     Operating income in our Retail reportable business segment increased to $10.2 million in first quarter 2007 compared to $4.9 million in first quarter 2006. The increase in operating income in this reportable business segment resulted primarily from a $10.8 million increase in product revenues and a 19% decrease in product development costs, offset in part by a 90% increase in allocated sales and marketing costs based upon the pro rata share of software sales that came from this reportable business segment and a $2.8 million increase in maintenance and service revenue costs.
     Operating income in our Manufacturing and Distribution reportable business segment increased to $15.5 million in first quarter 2007 compared to $2.7 million in first quarter 2006. The increase resulted primarily from increases in product and service revenues of $19.9 million and $8.4 million, respectively, primarily from the Manugistics product lines, offset in part by a $10.3 million increase in maintenance and service revenue costs due to the Manugistics acquisition, a 198% increase in product development costs and a 43% increase in allocated sales and marketing costs based upon the pro rata share of software sales that came from this reportable business segment.
     All customers in the Services Industries reportable business segment are new to JDA and represent the former Revenue Management business acquired from Manugistics. This reportable business segment incurred an operating loss of $724,000 in first quarter 2007 on total revenues of $3.4 million, total costs of revenue of $2.7 million, and $1.4 million in operating costs for product development and sales and marketing activities.
     The combined operating income reported in the reportable business segments excludes $14.4 million and $7.9 million of general and administrative expenses and other charges in first quarter 2007 and 2006, respectively, that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segments.
Other Income (Expense)
     During first quarter 2007 we incurred interest expense of $2.9 million on aggregate term loan obligations and $548,000 in amortization of loan origination fees. To finance the acquisition of Manugistics and the repayment of their debt obligations, we entered into a credit agreement with a consortium of lenders that provided for $175 million in aggregate term loans with interest payable quarterly at the London Interbank Offered Rate (“LIBOR”) + 2.25%. Prior to this transaction, we had no long-term debt obligations.
     We recorded interest income and other, net of $669,000 in first quarter 2007 compared to $983,000 in first quarter 2006. During second quarter 2006, we liquidated substantially all of our investments in marketable securities in order to generate cash to complete the acquisition of Manugistics on July 5, 2006. Our excess cash balances were invested primarily in money market accounts in first quarter 2007 and in a variety of financial instruments including bank time deposits and variable and fixed rate obligations of the U.S. Government and it agencies, states, municipalities, commercial paper and corporate bonds in first quarter 2006.

Income Tax Provision
     A summary of the income tax provision recorded in the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended
	March 31,
	2007	2006
Income before income tax provision	$7,761	$640
Effective tax rate	31%	31%
Income tax provision at effective tax rate	2,408	200
Less discrete tax item benefits:
Changes in estimate	(63)	(47)
Change in foreign statutory tax rates

Total discrete tax item benefits	(63)	(47)

Income tax provision	2,345	153

     The income tax provision for the three months ended March 31, 2007 and 2006 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during the three months ended March 31, 2007 and 2006 of $92,000 and $64,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in-capital.
Liquidity and Capital Resources
     We had working capital of $43.5 million at March 31, 2007 compared to $41.1 million at December 31, 2006. Our cash balances at March 31, 2007 were $61.1 million, an increase of $7.5 million from the $53.6 million reported at December 31, 2006. The increase in working capital and cash resulted primarily from $18.4 million in cash flow from operating activities and proceeds from the disposal of property and equipment of $6.8 million offset by the payment of direct costs related to the Manugistics acquisition of $2.3 million and principal payments on term loan agreements of $15.0 million.
     Net accounts receivable were $89.4 million or 89 day sales outstanding (“DSO”) at March 31, 2007 compared to $79.5 million or 80 DSO at December 31, 2006. Our DSO results may fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenues that comes from software license sales which typically have installment payment terms, seasonality, shifts in customer buying patterns, the timing of customer payments and annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.
     Operating activities provided cash of $18.4 million in first quarter 2007 compared to $5.0 million in first quarter 2006. The principle sources of our cash flow from operations are typically net income adjusted for depreciation and amortization and bad debt provisions, collections on accounts receivable, and increases in deferred maintenance revenue. The increase in cash flow from operations in first quarter 2007 compared to first quarter 2006 resulted primarily from a $5.0 million increase in net income, a $12.2 million increase in deferred revenue balances due to the seasonally high maintenance renewals during the months of January, February and March which represent the peak annual renewal periods for both JDA and Manugistics customers and a $3.7 million increase in amortization on intangible balances recorded in the acquisition of Manugistics, offset by a $7.2 million increase in net accounts receivable.
     Investing activities provided cash of $2.0 million in first quarter 2007 and utilized cash of $6.2 million in first quarter 2006. Net cash provided by investing activities in first quarter 2007 includes $6.8 million in proceeds from the disposal of property and equipment, including $6.3 million from the sale of the office facility in the United Kingdom, offset by capital expenditures of $2.5 million and the payment of direct costs associated with the Manugistics acquisition of $2.3 million. Net cash utilized by investing activities in first quarter 2006 includes $6.5 million in net purchases of marketable securities and $742,000 in capital expenditures, offset in part by $1.2 million in payments received on the Silvon note.

     Financing activities utilized cash of $13.4 million in first quarter 2007 and provided cash of $853,000 in first quarter 2006. The activity in both periods includes proceeds from the issuance of common stock under our stock option plans. Financing activities in first quarter 2007 also include repayment of $15.0 million in term loan borrowings.
     Changes in the currency exchange rates of our foreign operations had the effect of increasing cash by $559,000 in first quarter 2007 and $208,000 in first quarter 2006. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the short-term foreign currency exchange exposure associated with foreign currency denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income, net, offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.
     Treasury Stock Purchases. During first quarter 2007 and 2006, we repurchased 2,185 and 3,345 shares, respectively, tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted shares under the 2005 Performance Incentive Plan. These shares were repurchased for $28,000 at prices ranging from $11.19 to $15.42 per share for the three month period ended March 31, 2007 and $47,000 at prices ranging from $11.19 to $14.90 per share for the three month period ended March 31, 2006.
     Contractual Obligations. As of March 31, 2007, we had $124.6 million in outstanding borrowings under term loan agreements which are due in quarterly installments of $437,500 through July 5, 2013, with the remaining balance due at maturity, and $1.5 million in convertible subordinated notes assumed in the Manugistics acquisition that are scheduled to mature in November 2007. In addition to the scheduled maturities, the term loan agreements also require additional mandatory repayments on the term loans of 50% of our annual excess cash flow, as defined, beginning with the fiscal year which commences January 1, 2007. Interest is payable quarterly on the term loans at the London Interbank Offered Rate (“LIBOR”) + 2.25%. We entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. We have structured the interest rate swap with decreasing notional amounts to match the expected pay down of the debt. The notional value of the interest rate swap was $113.8 million at March 31, 2007 and represented approximately 91% of the aggregate term loan balance. The interest rate swap agreement is effective through October 5, 2009 and has been designated a cash flow hedge derivative.
     We lease office space in the Americas for 15 regional sales and support offices across the United States, Canada and Latin America, and for 15 international sales and support offices located in major cities throughout Europe, Asia, Australia, and Japan. The leases are primarily non-cancelable operating leases with initial terms ranging from 12 months to 240 months that expire at various dates through the year 2018. None of the leases contain contingent rental payments; however, certain of the leases contain insignificant scheduled rent increases and renewal options. We expect that in the normal course of business some or all of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. In addition, we lease various computers, telephone systems, automobiles, and office equipment under non-cancelable operating leases with initial terms ranging from 12 to 48 months. Certain of the equipment leases contain renewal options and we expect that in the normal course of business some or all of these leases will be renewed or replaced by other leases.
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
Critical Accounting Policies
     We have identified the policies below as critical to our business operations and the understanding of our results of operations. There have been no changes in our critical accounting policies during the three months ended March 31, 2007. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Goodwill is tested annually for impairment, or more frequently if events or changes in business circumstances indicate the asset might be impaired, using a two-step process that compares a weighted average of the fair value of future cash flows under the “Discounted Cash Flow Method of the Income Approach” and the “Guideline Company Method” to the carrying value of goodwill allocated to our reporting units. No indications of impairment have been identified in 2007 with respect to our Retail, Manufacturing and Distribution and Services Industries reportable business segments.

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

Trademarks have historically been assigned indefinite useful lives and tested annually for impairment using the “Relief from Royalty Method of the Income Approach.” The premise of this valuation method is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the asset and assumes that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. Substantially all of our trademarks were acquired in connection with the acquisitions of Manugistics and E3 Corporation (“E3”). The Company announced in fourth quarter 2006 that it would continue to support the E3 product suite through the end of 2012 at a minimum. With this announcement, the E3 trademarks have been classified as an amortized intangible asset which will be amortized prospectively on a straight-line basis over an estimated remaining useful life of 3 years. Prior to 2007, we assigned indefinite useful lives to our E3 trademarks, and ceased amortization, as we believed there were no legal, regulatory, contractual, competitive, economic, or other factors that would limit their useful lives and intended to indefinitely develop next generation products under our trademarks and expected them to contribute to our cash flows indefinitely. The Manugistics trademarks are being amortized on a straight-line basis over an estimated useful life of 3 years.

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

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, Accounting for Income Tax Uncertainties, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income tax uncertainties and defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also prescribes a two-step approach for evaluating tax positions and requires expanded disclosures at each interim and annual reporting period. FIN 48 is effective for fiscal years beginning after December 15, 2006 and requires that differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as cumulative-effect adjustments to beginning retained earnings.

We adopted the provisions of FIN 48 on January 1, 2007. The amount of unrecognized tax benefits at January 1, 2007 was $3.5 million, of which $799,000 would impact our effective tax rate if recognized. With the adoption of FIN 48, we recognized a charge of approximately $1.0 million to beginning retained earnings for uncertain tax positions. In addition, a FIN 48 adjustment of $2.9 million was made to the purchase price allocation on the Manugistics acquisition to record a tax liability for uncertain tax positions which increased the goodwill balance.

The FIN 48 adjustments include an accrual approximately $599,000 for interest and penalties. To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision. Going forward, interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

We do not expect that our outstanding stock options will result in a significant compensation expense charge as all stock options were fully vested prior to the adoption of SFAS No. 123(R). Stock options are no longer used for share-based compensation. A 2005 Performance Incentive Plan (“2005 Incentive Plan”) was approved by our stockholders on May 16, 2005 that provides for the issuance of up to 1,847,000 shares of common stock to employees, consultants and directors under stock purchase rights, stock bonuses, restricted stock, restricted stock units, performance awards, performance units and deferred compensation awards. With the adoption of the 2005 Incentive Plan, we terminated our 1996 Stock Option Plan, 1996 Outside Directors Stock Option Plan and 1998 Non-Statutory Stock Option Plan except for those provisions necessary to administer the outstanding options. The 2005 Incentive Plan contains certain restrictions that limit the number of shares that may be issued and cash awarded under each type of award, including a limitation that awards granted in any given year can be no more than one percent (1%) of the total number of shares of common stock outstanding as of the last day of the preceding fiscal year. Awards granted under the 2005 Incentive Plan will be in such form as the Compensation Committee shall from time to time establish and may or may not be subject to vesting conditions based on the satisfaction of service requirements or other conditions, restrictions or performance criteria including the Company’s achievement of annual operating goals. Restricted stock and restricted stock units may also be granted as a component of an incentive package offered to new employees or to existing employees based on performance or in connection with a promotion, and will generally vest over a three-year period, commencing at the date of grant. We measure the fair value of awards under the 2005 Incentive Plan based on the market price of the underlying common stock as of the date of grant. The awards are amortized over their applicable vesting period using the straight-line method.

Our Board of Directors approved a special Manugistics Integration Incentive Plan (“Integration Plan”) on August 18, 2006. The Integration Plan provides for up to 510,939 contingently issuable restricted stock units with a fair value of approximately $7.8 million to executive officers and certain other members of our management team if we are able to successfully integrate the Manugistics acquisition and achieve a defined performance threshold goal in 2007. A partial pro-rata issuance of restricted stock units will be made if we achieve a minimum performance threshold. The restricted stock units, if any, will be issued after the announcement of our 2007 financial results in January 2008 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period. No stock-based compensation expense was recognized in 2006 related to the Integration Plan as management determined it was not probable that the performance condition would be met.

On March 13, 2007, the Board approved modifications to certain of the awards granted to executive officers. The restricted stock units, if any, under these modified awards will also be issued after the announcement of our 2007 financial results in January 2008 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period. The Company’s performance against the defined performance threshold goal will be evaluated on a quarterly basis throughout 2007 and stock-based compensation recognized over the requisite service periods that run from August 18, 2006 (the date of board approval) through January 2010, or from March 13, 2007 (the date the board approved modifications to certain awards granted to executive officers) through January 2010, pursuant to the guidance in SFAS No. 123 (R). We have recorded a $7.8 million deferred compensation charge and related increase to additional paid-in capital in the equity section of our balance sheet for the total grant date fair value related to the potential issuance of these restricted share units. Although all necessary service and performance conditions have not been met through March 31, 2007, based on first quarter 2007 results and the outlook for the remainder of 2007, management has now determined that it is probable that the performance condition will ultimately be met. As a result, we recorded $778,000 in stock-based compensation expense related to these awards in first quarter 2007. This charge is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.” If we achieve the defined performance threshold goal we would expect to recognize approximately $3.9 million of stock-based compensation on these awards in 2007.

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

We are exposed to interest rate risk in connection with our long-term debt which provides for quarterly interest payments at the London Interbank Offered Rate (“LIBOR”) + 2.25%. To manage this risk, we entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. We have structured the interest rate swap with decreasing notional amounts to match the expected pay down of the debt. The notional value of the interest rate swap was $113.8 million at March 31, 2007 and represented approximately 91% of the aggregate term loan balance. The interest rate swap agreement is effective through October 5, 2009 and has been designated a cash flow hedge derivative. We evaluate the effectiveness of the cash flow hedge derivative on a quarterly basis. During first quarter 2007 the hedge was highly effective and a net unrealized loss of $185,000 was recorded in “Accumulated other comprehensive income (loss).”
Other Recent Accounting Pronouncements
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
     Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 40% of our total revenues in first quarter 2007, as compared to 40% in the year ended December 31, 2006. In addition, the identifiable net assets of our foreign operations totaled 31% of consolidated net assets at March 31, 2007, as compared to 28% at December 31, 2006. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting unrealized foreign currency exchange gains of $192,000 and $120,000 in first quarter 2007 and 2006, respectively.
     Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net working capital as of March 31, 2007 to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the March 31, 2007 rates would result in a currency translation loss of $2.1 million before tax. We use derivative financial instruments to manage this risk.
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
     At March 31, 2007, we had forward exchange contracts with a notional value of $30.7 million and an associated net forward contract receivable of $95,000. At December 31, 2006, we had forward exchange contracts with a notional value of $20.7 million and an associated net forward contract liability of $22,000. The forward contract receivables or liabilities are included in prepaid expenses and other current assets or accrued expenses and other liabilities as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We prepared sensitivity analyses of the impact of changes in foreign currency exchange rates on our forward exchange contracts at March 31, 2007. Based on the results of these analyses, a 10% adverse change in all foreign currency rates from the March 31, 2007 rates would result in a net forward contract liability of $2.2 million that would increase the underlying currency transaction loss on our net foreign assets. We recorded foreign currency exchange contract losses of $58,000 in the three months ended March 31, 2007 and foreign currency exchange contract gains of $62,000 in the three months ended March 31, 2006.
     Interest rates. We have historically invested our cash in a variety of financial instruments denominated in U.S. dollars, including bank time deposits and variable and fixed rate obligations of the U.S. Government and its agencies, states, municipalities, commercial paper and corporate bonds, and have classified all of our investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on our investments is reflected in our financial statements under the caption “Other income (expense), net.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have suffered a decline in market value due to a change in interest rates. We hold our investment securities for purposes other than trading. During second quarter 2006, we liquidated substantially all of our investments through sales or maturities in order to generate cash to complete the acquisition of Manugistics on July 5, 2006. There were no securities held as of December 31, 2006 or March 31, 2007 and our excess cash balances were primarily invested in money market accounts.
     We are exposed to interest rate risk in connection with our long-term debt which provides for quarterly interest payments at the London Interbank Offered Rate (“LIBOR”) + 2.25%. To manage this risk, we entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. We have structured the interest rate swap with decreasing notional amounts to match the expected pay down of the debt. The notional value of the interest rate swap was $113.8 million at March 31, 2007 and represented approximately 91% of the aggregate term loan balance. The interest rate swap agreement is effective through October 5, 2009 and has been designated a cash flow hedge derivative. We evaluate the effectiveness of the cash flow hedge derivative on a quarterly basis. During first quarter 2007 the hedge was highly effective and a net unrealized loss of $185,000 was recorded in “Accumulated other comprehensive income (loss).”
Item 4: Controls and Procedures
     Disclosure controls and procedures. During and subsequent to the reporting period, and under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”) as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on March 31, 2007 were effective to ensure that information required to be disclosed in our reports to be filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     Internal control over financial reporting. The term “internal control over financial reporting” is defined under Rule 13a-15(f) of the Act and refers to the process of a company that is designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements. There were no changes in our internal controls over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are involved in other legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not currently believe the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.
Item 1A. Risk Factors
     We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition, results of operations or the market price of our stock. This section should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2007 and for the three months then ended contained elsewhere in this Form 10-Q.
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

We are dependent upon the retail supply chain
     Historically, we have derived over 75% of our revenues from the license of software products and the performance of related services to retail customers. This percentage decreased, as expected, to 52% in the second half of 2006 and 53% in first quarter 2007 with the acquisition of Manugistics. However, since many of manufacturing and distribution customers acquired from Manugistics directly or indirectly supply products to the retail industry, the success of most of our customers is directly linked to general economic conditions, as well as those of the retail industry. In addition, we believe that the licensing of certain of our software products involves a large capital expenditure, which is often accompanied by large-scale hardware purchases or other capital commitments. As a result, demand for our products and services could decline in the event of instability or potential economic downturn.
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
There are many risks associated with international operations
     International revenues represented 40% of our total revenues in first quarter 2007 as compared to 40% of total revenues in 2006. If our international operations grow, we may need to recruit and hire new consulting, sales and marketing and support personnel in the countries in which we have or will establish offices. Entry into new international markets typically requires the establishment of new marketing and distribution channels, as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. In addition, the opening of a new office typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. If we are less successful in a new market than we expect, we may not be able to realize an adequate return on our initial investment and our operating results could suffer. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, that we will be successful at hiring, training or retaining such personnel or that we can expand or contract our international operations in a timely, cost effective manner. If we have to downsize certain international operations, the costs to do so are typically much higher than downsizing costs in the United States, particularly in Europe.
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
We may have difficulty integrating acquisitions
     We continually evaluate potential acquisitions of complementary businesses, products and technologies, including those that are significant in size and scope. In pursuit of our strategy to acquire complementary products, we have completed ten acquisitions over the past nine years, including Manugistics Group, Inc. in July 2006. The risks we commonly encounter in acquisitions include:
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
     The requirements and limitations of the indebtedness increase our vulnerability to general adverse economic conditions, and limit our ability to respond to changes and challenges in our business. In addition, a failure to comply with these restrictions could result in a default under these financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that we are unable to cure or the inability to secure a necessary consent or waiver could have a material adverse effect on our business, financial condition or results of operations. We have repaid over $50 million of this debt since completing the acquisition of Manugistics.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Not applicable
Item 3. Defaults Upon Senior Securities – Not applicable
Item 4. Submission of Matters to a Vote of Security Holders – Not applicable
Item 5. Other Information – Not applicable
Item 6. Exhibits – See Exhibit Index

JDA SOFTWARE GROUP, INC.
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDA SOFTWARE GROUP, INC.

Dated: May 10, 2007	By:	/s/ Kristen L. Magnuson

Kristen L. Magnuson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #		Description of Document

2.1▲▲▲	—	Agreement and Plan of Merger by and between JDA Software Group, Inc., Stanley Acquisition Corp. and Manugistics Group, Inc. dated April 24, 2006.

2.2▲▲▲	—	Voting Agreement by and among JDA Software Group, Inc., Manugistics Group, Inc. and other parties signatory thereto dated as of April 24, 2006.

3.1****	—	Third Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated July 23, 2002.

3.2**	—	First Amended and Restated Bylaws of JDA Software Group, Inc.

3.3▲▲▲▲	—	Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc filed with the Secretary of State of the State of Delaware on July 5, 2006.

3.4††††	—	Certificate of Correction filed to correct a certain error in the Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc. filed with the Secretary of State of the State of Delaware on July 5, 2006.

4.1*	—	Specimen Common Stock Certificate of JDA Software Group, Inc.

10.1*(1)	—	Form of Indemnification Agreement.

10.2♦♦ (1)	—	1996 Stock Option Plan, as amended on March 28, 2003.

10.3*(1)	—	1996 Outside Directors Stock Option Plan and forms of agreement thereunder.

10.4♦♦ (1)	—	Executive Employment Agreement between James D. Armstrong and JDA Software Group, Inc. dated July 23, 2002, together with Amendment No. 1 effective August 1, 2003.

10.5♦♦ (1)	—	Executive Employment Agreement between Hamish N. Brewer and JDA Software Group, Inc. dated January 22, 2003, together with Amendment No. 1 effective August 1, 2003.

10.6 ****(1)	—	Executive Employment Agreement between Kristen L. Magnuson and JDA Software Group, Inc. dated July 23, 2002.

10.7♦♦ (1)	—	1998 Nonstatutory Stock Option Plan, as amended on March 28, 2003.

10.9▲▲▲▲	—	Credit Agreement dated as of July 5, 2006, among JDA Software Group, Inc., Manugistics Group, Inc., Citicorp North America, Inc., Citibank, N.A., Citigroup Global Markets Inc. UBS Securities LLC and Wells Fargo Foothill, LLC and the Lenders named therein.

10.10♦♦ (2)	—	Value-Added Reseller License Agreement for Uniface Software between Compuware Corporation and JDA Software Group, Inc. dated April 1, 2000, together with Product Schedule No. One dated June 23, 2000, Product Schedule No. Two dated September 28, 2001, and Amendment to Product Schedule No. Two dated December 23, 2003.

10.11♦♦ (1)	—	JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 2004.

10.12**(1)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and Kristen L. Magnuson, amending certain stock options granted to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on September 11, 1997 and January 27, 1998.

10.13†(1)	—	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement).

10.14††(1)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

Exhibit #		Description of Document

10.15♦(1)(3)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.16♦ (1)(3)	—	Form of Nonstatutory Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.17♦ (1)(4)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.18♦ (1)(5)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.19††† (1)	—	Executive Employment Agreement between Christopher Koziol and JDA Software Group, Inc. dated June 13, 2005.

10.20▲ (1)	—	Restricted Stock Units Agreement between Christopher Koziol and JDA Software Group, Inc. dated November 3, 2005.

10.21▲ (1)	—	Form of Restricted Stock Unit Agreement to be used in connection with restricted stock units granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.22▲▲ (1)	—	Standard Form of Restricted Stock Agreement to be used in connection with restricted stock granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.23▲▲ (1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Hamish N. Brewer pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.24▲▲ (1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Kristen L. Magnuson pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.25▲▲ (1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Christopher J. Koziol pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.26▲▲▲	—	Preferred Stock Purchase Agreement by and among JDA Software Group, Inc. and Funds Affiliated with Thoma Cressey Equity Partners Inc. dated as of April 23, 2006.

10.27▲▲▲	—	Registration Rights Agreement Between JDA Software Group, Inc. and Funds Affiliated With Thoma Cressey Equity Partners Inc. dated as of April 23, 2006.

14.1♦♦	—	Code of Business Conduct and Ethics.

21.1♦♦♦	—	Subsidiaries of Registrant.

31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, as filed on May 10, 2005.

****	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 12, 2002.

†	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998.

††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed on November 13, 1998.

†††	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 16, 2005, as filed on June 20, 2005.

††††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed on November 9, 2006.

♦	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.

♦♦	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004.

♦♦♦	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed on March 16, 2007.

▲	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 28, 2005, as filed on November 3, 2005.

▲▲	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 16, 2006.

▲▲▲	Incorporated by reference to the Company’s Current Report on Form 8-K/A (Amendment No. 1) dated April 24, 2006, as filed on April 27, 2006.

▲▲▲▲	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 5, 2006, as filed on July 7, 2006.

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(2)	Confidential treatment has been granted as to part of this exhibit.

(3)	Applies to James D. Armstrong.

(4)	Applies to Hamish N. Brewer.

(5)	Applies to Senior Executive Officers with the exception of James D. Armstrong and Kristen L. Magnuson.