Form 10-Q
period 2007-06-30
JDA SOFTWARE GROUP INC
filed 2007-08-09
CIK 1006892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐           Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 29,920,578 as of August 3, 2007.

JDA SOFTWARE GROUP, INC.
FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts, unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash	$65,438	$53,559
Accounts receivable, net	76,455	79,491
Deferred tax asset	16,764	16,736
Prepaid expenses and other current assets	18,568	17,011

Total current assets	177,225	166,797
Non-Current Assets:
Property and equipment, net	45,094	48,391
Goodwill	138,571	145,976
Other Intangibles, net:
Customer lists	151,431	158,519
Acquired software technology	32,441	35,814
Trademarks	3,852	4,691
Deferred tax asset	59,604	54,164
Other non-current assets	10,187	10,392

Total non-current assets	441,180	457,947

Total Assets	$618,405	$624,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,103	$4,843
Accrued expenses and other current liabilities	45,725	47,183
Income tax payable	6,032	3,725
Current portion of long-term debt	3,281	3,281
Deferred revenue	80,925	66,662

Total current liabilities	141,066	125,694

Non-Current Liabilities:
Long-term debt	102,813	137,813
Accrued exit and disposal obligations	13,608	20,885
Income taxes payable	3,540	—

Total non-current liabilities	119,961	158,698

Total Liabilities	261,027	284,392

Redeemable Preferred Stock	50,000	50,000

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized, 50,000,000 shares; issued 30,903,922 and 30,569,447 shares, respectively	309	305
Additional paid-in capital	287,549	275,705
Deferred compensation	(6,462)	(904)
Retained earnings	36,861	27,628
Accumulated other comprehensive gain	2,575	1,018

	320,832	303,752
Less treasury stock, at cost, 1,181,014 and 1,176,858 shares, respectively	(13,454)	(13,400)

Total stockholders’ equity	307,378	290,352

Total liabilities and stockholders’ equity	$618,405	$624,744

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES:
Software licenses	$18,626	$10,353	$35,654	$17,496
Maintenance services	42,961	21,673	87,439	43,326

Product revenues	61,587	32,026	123,093	60,822

Consulting services	26,458	17,865	53,207	35,273
Reimbursed expenses	2,705	1,871	5,167	3,520

Service revenues	29,163	19,736	58,374	38,793

Total revenues	90,750	51,762	181,467	99,615

COST OF REVENUES:
Cost of software licenses	724	370	1,189	762
Amortization of acquired software technology	1,502	1,150	3,373	2,403
Cost of maintenance services	11,696	6,965	22,749	12,928

Cost of product revenues	13,922	8,485	27,311	16,093

Cost of consulting services	20,326	12,715	41,600	24,769
Reimbursed expenses	2,705	1,871	5,167	3,520

Cost of service revenues	23,031	14,586	46,767	28,289

Total cost of revenues	36,953	23,071	74,078	44,382

GROSS PROFIT	53,797	28,691	107,389	55,233

OPERATING EXPENSES:
Product development	11,996	11,245	25,783	22,003
Sales and marketing	15,103	9,292	29,911	17,508
General and administrative	10,558	6,347	21,134	13,312
Amortization of intangibles	3,963	891	7,926	1,784
Restructuring charges	2,232	521	6,276	521
Gain on sale of office facility	—	—	(4,128)	—

Total operating expenses	43,852	28,296	86,902	55,128

OPERATING INCOME	9,945	395	20,487	105

Interest expense and amortization of loan fees	(3,175)	(27)	(6,625)	(80)
Interest income and other, net	795	1,321	1,464	2,304

INCOME BEFORE INCOME TAXES	7,565	1,689	15,326	2,329

Income tax provision	2,742	614	5,087	767

NET INCOME	$4,823	$1,075	$10,239	$1,562

BASIC EARNINGS PER SHARE	$.15	$.04	$.31	$.05

DILUTED EARNINGS PER SHARE	$.14	$.04	$.30	$.05

SHARES USED TO COMPUTE:
Basic earnings per share	33,225	29,172	33,148	29,139

Diluted earnings per share	33,955	29,648	33,760	29,661

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
NET INCOME	$4,823	$1,075	$10,239	$1,562

OTHER COMPREHENSIVE INCOME:
Unrealized holding loss on marketable securities available for sale, net	—	(63)	—	(37)
Change in fair value of interest rate swap	447	—	258	—
Foreign currency translation adjustment	1,103	1,167	1,299	1,287

Total other comprehensive gain	1,550	1,104	1,557	1,250

COMPREHENSIVE INCOME	$6,373	$2,179	$11,796	$2,812

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months
	Ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$10,239	$1,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,940	7,990
Provision for doubtful accounts	1,590	—
Amortization of loan origination fees	1,096	—
Tax benefit – stock options	(357)	(10)
Stock-based compensation expense	1,879	445
Net gain on sale of office facility	(4,128)	—
Net (gain) loss on disposal of property and equipment	10	(28)
Deferred income taxes	(155)	(179)

Changes in assets and liabilities:
Accounts receivable	4,010	5,652
Prepaid expenses and other current assets	(3,140)	(3,545)
Accounts payable	(156)	(240)
Accrued expenses and other liabilities	(2,192)	375
Income tax payable	3,286	35
Deferred revenue	15,385	6,329

Net cash provided by operating activities	43,307	18,386

INVESTING ACTIVITIES:
Purchase of marketable securities	—	(26,075)
Sales of marketable securities	—	41,695
Maturities of marketable securities	—	19,864
Payment of direct costs related to acquisitions	(4,414)	(119)
Payments received on promissory note receivable	—	1,213
Purchase of other property and equipment	(3,983)	(1,972)
Proceeds from disposal of property and equipment	6,821	60

Net cash (used in) provided by investing activities	(1,576)	34,666

FINANCING ACTIVITIES:
Issuance of common stock – equity plans	4,054	994
Excess tax benefits from stock-based compensation	357	10
Purchase of treasury stock	(54)	(139)
Principal payments on term loan agreement	(35,000)	—

Net cash (used in) provided by financing activities	(30,643)	865

Effect of exchange rates on cash	791	907

Net increase in cash	11,879	54,824

CASH, BEGINNING OF PERIOD	53,559	71,035

CASH, END OF PERIOD	$65,438	$125,859

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months
	Ended June 30,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$1,850	$849

Cash paid for interest	$5,789	$124

Cash received for income tax refunds	$199	$70

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Decrease in retained earnings from an accrual for uncertain tax position liabilities	$1,006

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

Decrease in goodwill recorded in the acquisition of Manugistics Group, Inc.	$7,405
See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of JDA Software Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
     Certain reclassifications have been made to the business segment and geographic data disclosures for the three and six months ended June 30, 2006 in order to conform to the current presentation (see Note 12). Beginning in third quarter 2006, we organized and began managing our operations across the following reportable business segments: Retail, Manufacturing and Distribution, and Services Industries. The Retail reportable business includes activity previously reported by JDA under the Retail Enterprise Systems and In-Store Systems reportable business segments. Manufacturing and Distribution includes activity previously reported by JDA under the Collaborative Solutions reportable business segment. All customers in the Services Industry reportable business segment are new to JDA and represent the former revenue management business acquired from Manugistics Group, Inc. (“Manugistics”). We have also reclassified the goodwill and other intangibles previously allocated to the Retail Enterprise Systems, In-Store Systems and Collaborative Solutions reportable business segments in a similar manner (see Note 4).
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
     At June 30, 2007, we had forward exchange contracts with a notional value of $29.5 million and an associated net forward contract receivable of $69,000. At December 31, 2006, we had forward exchange contracts with a notional value of $20.7 million and an associated net forward contract liability of $22,000. The forward contract receivables or liabilities are included in prepaid expenses and other current assets or accrued expenses and other liabilities as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded foreign currency exchange contract gains of $103,000 in the six months ended June 30, 2007 and foreign currency exchange contract gains of $76,000 in the six months ended June 30, 2006.
     We are exposed to interest rate risk in connection with our long-term debt which provides for quarterly interest payments at the London Interbank Offered Rate (“LIBOR”) + 2.25%. To manage this risk, we entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. We have structured the interest rate swap with decreasing notional amounts to match the expected pay down of the debt. The notional value of the interest rate swap was $104.4 million at June 30, 2007 and represented approximately 100% of the aggregate term loan balance. The interest rate swap agreement is effective through October 5, 2009 and has been designated a cash flow hedge derivative. We evaluate the effectiveness of the cash flow hedge derivative on a quarterly basis. During the six months ended June 30, 2007 the hedge was highly effective and a net unrealized gain of $258,000 was recorded in “Accumulated other comprehensive income (loss).”
3. Promissory Note Receivable
     On March 13, 2006 we received payment in full of the remaining $1.2 million outstanding balance under the Second Amended and Restated Secured Promissory Note with Silvon Software, Inc.
4. Goodwill and Other Intangibles, net
     Goodwill and other intangible assets consist of the following:

		June 30, 2007		December 31, 2006
	Estimated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
Goodwill		$138,571	$—	$145,976	$—

Other intangibles:

Amortized intangible assets
Customer Lists	8 to 13 years	183,383	(31,952)	183,383	(24,864)
Acquired software technology	5 to 15 years	65,847	(33,406)	65,847	(30,033)
Trademarks	3 to 5 years	5,191	(1,339)	5,191	(500)

		254,421	(66,697)	254,421	(55,397)

		$392,992	$(66,697)	$400,397	$(55,397)

     We recorded a $7.4 million reduction in goodwill in the six months ended June 30, 2007 as a result of certain adjustments made to the estimated fair values of the assets and liabilities assumed in the acquisition of Manugistics. These net adjustments related primarily to receivable balances recorded in the initial purchase accounting for which subsequent collections were received, an increase in the long-term deferred tax assets recorded in the initial purchase accounting, adjustments to the reserves for the estimated costs to exit certain activities of Manugistics (see Note 5), a $2.9 million accrual for uncertain tax position liabilities (see Note 11) and a reduction of deferred revenue balances. The final purchase price allocation for the Manugistics acquisition is complete. No further adjustments will be made to the initial fair values of the assets and liabilities acquired. We recorded $78.1 million in goodwill on the Manugistics acquisition which has been allocated to our reporting units as follows: $46.9 million to Retail, $27.3 million to Manufacturing and Distribution and $3.9 million to Services Industries. We found no indication of impairment of our goodwill balances during the six months ended June 30, 2007 and, absent future indicators of impairment, the next annual impairment test will be performed in fourth quarter 2007.
     As of June 30, 2007, the combined goodwill balance has been allocated to our reporting units as follows: $89.0 million to Retail, $45.7 million to Manufacturing and Distribution, and $3.9 million to Services Industries.
     Amortization expense for the three and six months ended June 30, 2007 was $5.5 million and $11.3 million, respectively. Amortization expense for the three and six months ended June 30, 2006 was $2.0 million and $4.2 million, respectively. The increase results from the amortization of intangible assets recorded in the acquisition of Manugistics. Amortization expense is reported as separate line items in the consolidated statements of income within cost of revenues and operating expenses. As of June 30, 2007, we expect amortization expense for the remainder of 2007 and the next four years to be as follows:

2007	$10,993
2008	$21,175
2009	$19,140
2010	$17,847
2011	$17,511

5. Acquisition Reserves
     In conjunction with the acquisition of Manugistics, we recorded initial acquisition reserves of $47.4 million for restructuring charges and other direct costs associated with the acquisition. These costs related primarily to facility closures, employee severance and termination benefits, investment banker fees, change-in-control payments, and legal and accounting costs. In the six months ended June 30, 2007, we decreased the acquisition reserves by $3.2 million based on our revised estimates of the restructuring costs to exit certain of the activities of Manugistics. The unused portion of the acquisition reserves was $21.4 million at June 30, 2007, of which $7.8 million is included in accrued expenses and other current liabilities and $13.6 million is included in non-current accrued exit and disposal obligations.
     A summary of the charges and adjustments recorded against the reserves is as follows:

			Impact of				Impact of
			Changes in	Balance			Changes in	Balance
	Initial	Cash	Exchange	December 31,	Adjustments	Cash	Exchange	June 30,
Description of charge	Reserve	Charges	Rates	2006	to Reserves	Charges	Rates	2007

Restructuring charges under EITF 95-3:
Office closures, lease terminations and sublease costs	$29,212	$(3,332)	$395	$26,275	$(3,369)	$(3,169)	$(272)	$19,465
Employee severance and termination benefits	3,607	(1,535)	—	2,072	(190)	(711)	6	1,177
IT projects, contract termination penalties, capital lease buyouts and other costs to exit activities of Manugistics	1,450	(695)	—	755	294	(485)	—	564

	34,269	(5,562)	395	29,102	(3,265)	(4,365)	(266)	21,206

Direct costs under SFAS No. 141:
Legal and accounting costs	3,367	(3,237)	—	130	90	(39)	—	181
Investment banker fees	4,555	(4,555)	—	—	—	—	—	—
Dealer manager, paying agent, depository and information agent fees	259	(259)	—	—	—	—	—	—
Due diligence fees and expenses	335	(335)	—	—	—	—	—	—
Filing fees, valuation services and other	242	(186)	—	56	(46)	(10)	—	—
Change-in-control payments	4,367	(4,367)	—	—	—	—	—	—

	13,125	(12,939)	—	186	44	(49)	—	181

Total	$47,394	$(18,501)	$395	$29,288	$(3,221)	$(4,414)	$(266)	$21,387

     The office closures, lease termination and sublease costs are costs of a plan to exit an activity of an acquired company as described in Financial Accounting Standards Board Emerging Issues Task Force Issue No. 95-3 (“EITF No. 95-3”), Recognition of Liabilities in Connection with a Purchase Business Combination, and include the estimated costs of management’s plan to shut down and/or vacate eight offices of Manugistics shortly after the acquisition date. These costs have no future economic benefit to the Company and are incremental to the other costs incurred by the Company or Manugistics. We decreased the reserves for facility closures by $3.4 million in the six months ended June 30, 2007. The decrease relates primarily to the finalization of market adjustments on unfavorable office facility leases in Rockville, Maryland and the United Kingdom and adjustments for sublease rentals, primarily in the Rockville facility.
     Employee severance and termination benefits are costs resulting from a plan to terminate employees from the acquired company as described in EITF No. 95-3. As of the consummation date of the acquisition, executive management approved a plan to terminate approximately 110 of the 765 full time employees of Manugistics. In the first three months following the consummation of the Manugistics acquisition, management completed the assessment of which employees would be terminated and communicated the termination arrangements to the affected employees in accordance with statutory requirements of the local jurisdictions in which the employees were located. We decreased the reserves for employee severance and termination benefits by $190,000 in the six months ended June 30, 2007 due to our revised estimate of settlement costs on certain foreign employees. As of June 30, 2007, the remaining balance in the reserve is primarily related to foreign employees.

6. Restructuring Charges
2007 Restructuring Charges
     We recorded a restructuring charge of $3.9 million in first quarter 2007 that included $3.8 million in termination benefits, primarily related to a workforce reduction of approximately 120 full-time employees (“FTE”) in our Scottsdale, Arizona product development group. This restructuring is a direct result of our decision to standardize future product offerings on the new JDA Enterprise Architecture platform. The restructuring charge also includes $145,000 for office closure and integration costs of a redundant office facility in Spain.
     We recorded an additional restructuring charge of $2.3 million in second quarter 2007 that included $2.1 million in termination benefits related to a workforce reduction of approximately 40 FTE, primarily in our worldwide consulting services group, and $147,000 for office closures and integration costs of redundant office facilities.
     As of June 30, 2007, all costs associated with the 2007 restructuring charges have been paid with the exception of a $748,000 reserve for termination benefits, primarily for foreign employees, and a $101,000 for office closures which are included in the caption “Accrued expenses and other current liabilities.” We expect substantially all of the remaining termination benefits and office closure costs to be paid during second half 2007.
     A summary of the 2007 restructuring and office closure charges included in accrued expenses and other current liabilities is as follows:

				Impact of
				Changes in
	Initial	Additional	Cash	Exchange	Balance
Description of charge	Reserve	Reserves	Charges	Rates	June 30, 2007

Termination benefits	$3,766	$2,142	$(5,163)	$3	$748
Office closures	145	147	(191)	—	101

Total	$3,911	$2,289	$(5,354)	$3	$849

2006 Restructuring Charges
     We recorded restructuring charges of $6.2 million in 2006, including $521,000 in second quarter 2006. The restructuring charges were primarily related to the consolidation of two existing JDA offices in the United Kingdom into the Manugistics office facility in the United Kingdom and the elimination of certain accounting and administrative positions in Europe and Canada. The restructuring charges included $4.8 million in termination benefits and relocation bonuses and $1.4 million for office closure costs. We increased the reserves by $135,000 in the three months ended March 31, 2007 and decreased the reserves by $52,000 in the three months ended June 30, 2007 based on our revised estimates to complete the restructuring activities. We expect substantially all of the termination benefits and office closure costs to be paid during second half 2007.
     A summary of the 2006 restructuring and office closure charges included in accrued expenses and other current liabilities is as follows:

			Impact of				Impact of
			Changes in	Balance			Changes in
	Initial	Cash	Exchange	December 31,	Additional	Cash	Exchange	Balance
Description of charge	Reserve	Charges	Rates	2006	Reserves	Charges	Rates	June 30, 2007

Termination benefits	$4,807	$(4,182)	$80	$705	$239	$(587)	$(1)	$356
Office closures	1,418	(626)	26	818	(156)	(645)	12	29

Total	$6,225	$(4,808)	$106	$1,523	$83	$(1,232)	$11	$385

7. Long-term Debt
     During the six months ended June 30, 2007 we utilized $35.0 million of our excess cash balances to repay a portion of our long-term debt including the scheduled quarterly installments due in March and June 2007. As of June 30, 2007 and December 31, 2006 long-term debt consists of the following:

		December
	June 30,	31,
	2007	2006

Term loans, bearing variable interest based on LIBOR + 2.25% per annum, due in quarterly installments of $437,500 through July 5, 2013, with the remaining balance due at maturity	$104,563	$139,563
Convertible Subordinated Notes assumed in the Manugistics acquisition, bearing interest at 5% per annum, maturing in November 2007	1,531	1,531

	106,094	141,094
Less current portion	(3,281)	(3,281)

	$102,813	$137,813

     We have entered into an interest rate swap agreement to fix LIBOR at 5.365% (see Note 2). As of June 30, 2007, scheduled principal maturities on outstanding debt over the next five years and thereafter are as follows:

2007	$2,405
2008	$1,750
2009	$1,750
2010	$1,750
2011	$1,750
Thereafter	$96,689
     On July 26, 2007, the term loan credit agreement was amended to allow us to make open market cash purchases of our common stock in an aggregate amount not to exceed $75.0 million.
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
     The calculation of diluted earnings per share for the three and six months ended June 30, 2007 includes the assumed conversion of the Series B Preferred Stock into common stock as of the beginning of the period. The dilutive effect of outstanding stock options is included in the diluted earnings per share calculations for 2007 and 2006 using the treasury stock method. Diluted earnings per share for the three months ended June 30, 2007 and 2006 exclude approximately 827,000 and 2.0 million, respectively of vested options for the purchase of common stock that have grant prices in excess of the average market price, or which are otherwise anti-dilutive. Diluted earnings per share for the six months ended June 30, 2007 and 2006 exclude approximately 1.1 million and 1.9 million, respectively of vested options for the purchase of common stock that have grant prices in excess of the average market price, or which are otherwise anti-dilutive. In addition, diluted earnings per share for three and six months ended June 30, 2007 exclude

467,946 contingently issuable restricted stock units for which all necessary conditions have not been met. Earnings per share for the three and six months ended June 30, 2007 and 2006 is calculated as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net income	$4,823	$1,075	$10,239	$1,562
Less dividends paid	—	—	—	—

Undistributed earnings	$4,823	$1,075	$10,239	$1,562

Allocation of undistributed earnings:
Common Stock	$4,300	$1,075	$9,126	$1,562
Series B Preferred Stock	523	—	1,113	—

	$4,523	$1,075	$10,239	$1,562

Weighted Average Shares:
Common Stock	29,621	29,172	29,544	29,139
Series B Preferred Stock	3,604	—	3,604	—

Shares – Basic earnings per share	33,225	29,172	33,148	29,139
Dilutive common stock equivalents	730	476	612	522

Shares – Diluted earnings per share	33,955	29,648	33,760	29,661

Basic earnings per share applicable to:
Common Stock	$.15	$.04	$.31	$.05

Series B Preferred Stock	$.15	$—	$.31	$—

Diluted earnings per share applicable to common shareholders	$.14	$.04	$.30	$.05

10. Stock-Based Compensation
     Our Board of Directors approved a special Manugistics Integration Incentive Plan (“Integration Plan”) on August 18, 2006. The Integration Plan provides for the issuance of contingently issuable restricted stock units under the 2005 Performance Incentive Plan to executive officers and certain other members of our management team if we are able to successfully integrate the Manugistics acquisition and achieve a defined performance threshold goal in 2007. A partial pro-rata issuance of restricted stock units will be made if we achieve a minimum performance threshold. The restricted stock units, if any, will be issued after the announcement of our 2007 financial results in January 2008 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. No stock-based compensation expense was recognized in 2006 related to the Integration Plan as management determined it was not probable that the performance condition would be met.
     The Board has subsequently approved modifications to certain of the awards granted to executive officers and approved additional awards for new participants in the Integration Plan. The restricted stock units, if any, under these modified awards will also be issued after the announcement of our 2007 financial results in January 2008 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. The Company’s performance against the defined performance threshold goal will be evaluated on a quarterly basis throughout 2007 and stock-based compensation recognized over the requisite service periods that run from the date of the various board approvals through January 2010, pursuant to the guidance in SFAS No. 123 (R). Through June 30, 2007, a total of 467,946 contingently issuable restricted stock units, net of forfeitures, have been awarded under the Integration Plan. A deferred compensation charge of approximately $7.5 million and related increase to additional paid-in capital has been recorded in the equity section of our balance sheet for the total grant date fair value related to the potential issuance of these restricted share units. Although all necessary service and performance conditions have not been met as of June 30, 2007, based on our results for the six months ended June 30, 2007 and the outlook for the remainder of 2007, management has determined that it is now probable that the performance condition will ultimately be met. As a result, we have recorded $1.7 million in stock-based compensation expense related to these awards in the six months ended June 30, 2007, including $890,000 during second quarter 2007. This charge is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.” If we achieve the defined performance threshold goal we would expect to recognize approximately $5.0 million of stock-based compensation on these awards in 2007.

     During the six months ended June 30, 2007 and 2006, we recorded stock-based compensation expense of $209,000 and $445,000, respectively related to other 2005 Incentive Plan awards.
11. Income Taxes
     We calculate income taxes on an interim basis using the year-to-date effective tax rate and record discrete tax adjustments in the reporting period in which they occur. A summary of the income tax provision is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Income before income tax provision (benefit)	$7,565	$1,689	$15,326	$2,329
Effective tax rate	36.2%	36.9%	33.6%	35.4%

Income tax provision at effective tax rate	2,742	624	5,150	824

Discrete tax item benefits:
Changes in estimate	—	(10)	(63)	(57)
Changes in foreign statutory rates	—	—	—	—

Total discrete tax item benefits	—	(10)	(63)	(57)

Income tax provision	$2,742	$614	$5,087	$767

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
     The income tax provision recorded in the three and six months ended June 30, 2007 and 2006 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during second quarter 2007 and 2006 of $265,000 and $23,000, respectively, and during the six months ended June 30, 2007 and 2006 of $357,000 and $88,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in capital.
     The effective tax rates in the three months ended June 30, 2007 and 2006 are higher than the federal statutory rate of 35% as a larger portion of the earnings in these quarters were in the United States which has a higher overall tax rate than the foreign jurisdictions in which we conduct business. The effective tax rate in the six months ended June 30, 2007 is lower than the federal statutory rate of 35% as a smaller portion of the earnings in this quarter were in the United States which has a higher overall tax rate than the foreign jurisdictions in which we conduct business.
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
     The FIN 48 adjustments on January 1, 2007 include an accrual of approximately $599,000 for interest and penalties. To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision. Going forward, interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

     We conduct business globally and, as a result, JDA Software Group, Inc. or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subjected to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, China, France, Germany, Hong Kong, Italy, Japan, Singapore, Spain, the U.K. and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2002. We are currently under audit by the Internal Revenue Service for the 2003-2006 tax years. It is likely that the examination phase of this audit will conclude in 2007 without material adjustment. We are also under examination in Germany and Canada. We do not anticipate a material adjustment from either of these audits.
     JDA Software Group, Inc. has accepted an invitation to participate in the Compliance Assurance Program (“CAP”) beginning in 2007. The CAP program was developed by the Internal Revenue Service to allow for transparency and to remove uncertainties in tax compliance. The CAP program is offered by invitation only to those companies with both a history of immaterial audit adjustments and a high level of tax complexity and will involve a review of each quarterly tax provision. Our participation in the CAP program has commenced and the Internal Revenue Service is currently in the process of reviewing our first and second quarter 2007 tax provisions.
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues:

Americas	$59,530	$34,284	$120,416	$68,791
Europe	22,084	11,098	43,415	20,397
Asia/Pacific	9,136	6,380	17,636	10,427

Total revenues	$90,750	$51,762	$181,467	$99,615

	June 30,	December 31,
	2007	2006
Identifiable assets:

Americas	$459,517	$466,086
Europe	114,368	117,863
Asia/Pacific	44,520	40,795

Total identifiable assets	$618,405	$624,744

     Revenues in the Americas for the three months ended June 30, 2007 and 2006 include $54.3 million and $29.2 million from the United States, respectively and $108.6 million and $58.4 million in the six months ended June 30, 2007 and 2006, respectively. Identifiable assets for the Americas include $435.1 million and $443.1 million in the United States as of June 30, 2007 and December 31, 2006.
     We organize and manage our operations by type of customer. Beginning in third quarter 2006, we report revenues, operating income (loss) and depreciation by type of customer across the following reportable business segments:

•	Retail. This reportable business segment includes all revenues related to applications sold to retail customers, including revenues previously reported by JDA under the Retail Enterprise Systems and In-Store Systems reportable business segments.

•	Manufacturing and Distribution. This reportable business segment includes all revenues related to applications sold to manufacturing and distribution companies, including consumer goods manufacturers, high tech organizations, oil and gas companies, automotive producers and other discrete manufacturers involved with government, aerospace and defense contracts. This reportable business segment also includes revenues previously reported by JDA under the Collaborative Solutions reportable business segment.

•	Services Industries. This reportable business segment includes all revenues related to applications sold to customers in service industries such as travel, transportation, hospitality, media and telecommunications. All customers in this reportable business segment are new to JDA and represent the former Revenue Management business acquired from Manugistics. The Services Industries segment is centrally managed by a team that has global responsibilities for this market.
     A summary of the revenues, operating income (loss) and depreciation attributable to each of these reportable business segments for three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues:
Retail	$47,632	$42,078	$96,249	$79,583
Manufacturing and Distribution	39,137	9,684	77,823	20,032
Services Industries	3,981	—	7,395	—

	$90,750	$51,762	$181,467	$99,615

Operating income (loss):
Retail	$11,539	$5,087	$21,763	$9,947
Manufacturing and Distribution	14,938	3,067	30,435	5,775
Services Industries	221	—	(503)	—
Other (see below)	(16,753)	(7,759)	(31,208)	(15,617)

	$9,945	$395	$20,487	$105

Depreciation:
Retail	$1,012	$1,310	$2,134	$2,626
Manufacturing and Distribution	832	301	1,725	664
Services Industries	85	—	164	—

	$1,929	$1,611	$4,023	$3,290

Other:
General and administrative expenses	$10,558	$6,347	$21,134	$13,312
Amortization of intangible assets	3,963	891	7,926	1,784
Restructuring charge	2,232	521	6,276	521
Gain on sale of office facility	—	—	(4,128)	—

	$16,753	$7,759	$31,208	$15,617

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
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Significant Trends and Developments in Our Business
     Outlook for Second Half 2007. Software license revenues in first half 2007 were $35.7 million and represent approximately 56% of the high end of our previously announced guidance for 2007. In addition, GAAP earnings in first half 2007 were $.30 per share which, on an annualized basis, is also consistent with our previously announced guidance for 2007. Our historical experience indicates that quarterly software license revenues will continue to be subject to normal quarter-to-quarter variability and uncertainty still exists for the growth range of investment technology budgets or spending levels in second half 2007. However, based on our sales performance in first half 2007 and the increasing strength of our sales pipeline, particularly the pipeline of deals involving the applications acquired from Manugistics as we enter second half 2007, we currently believe the Company should be able to perform at least as well in second half 2007 as it did in first half 2007. Accordingly, we have revised our annual guidance for 2007 as follows:

	Previous Guidance	Revised Guidance
Software revenues	$58 million to $64 million	$65 million to $75 million
Total revenues	$358 million to $368 million	$353 million to $371 million
GAAP earnings per share	$0.60 to $0.70 per share	$0.56 to $0.72 per share
     The incremental increase in the revised range for total revenues is less than the incremental increase in the revised range for software as we have reduced our expectations for consulting services. We continue to encounter a decline in our consulting business post-Manugistics acquisition. Our largest challenge has come from our North American consulting practice which has failed to meet our expectations throughout first half 2007. We believe this situation may begin to improve in third quarter 2007; however, any recovery will likely be slow and depressed results in comparison to the combined historical results of JDA and Manugistics may continue into 2008.
     We do not currently anticipate any additional major adjustments to our overall cost structure in second half 2007 and other than potential fluctuations in bad debt expense, foreign exchange gains or losses and variable incentive compensation expense, we believe our overall cost structure will remain stable in third quarter 2007 when compared to second quarter 2007.
     Summary of First Half 2007 Results and Developments in Our Business. During second quarter 2007, we completed the purchase price allocation on the acquisition of Manugistics Group, Inc. (“Manugistics”). The total cost to acquire Manugistics was $254 million which includes the cash purchase price of $211 million plus $13 million in direct costs of the acquisition and $30 million in costs to exit certain activities of Manugistics. Manugistics was a leading global provider of synchronized supply chain and revenue management solutions that enabled customers to achieve improved forecast and inventory accuracy and leverage industry leading pricing and yield management solutions to maximize profits while ensuring optimum supply for constantly changing demand. We believe the combination of the two companies has created a unique competitive position as we believe no other software company is currently able to offer a similar breadth and depth of vertically focused solutions to the supply and demand chain market. The acquisition has provided cross-selling opportunities for Manugistics’ advanced optimization solutions in our existing retail customer base and Manugistics’ supply chain and revenue management solutions have enabled us to significantly expand our presence with manufacturers, wholesalers and distributors. The Manugistics acquisition significantly impacts the comparability of results for the three and six months ended June 30, 2007 and 2006. The following tables summarize the changes in the various components of revenue with and without Manugistics.
Combined JDA and Manugistics:

	Three Months Ended June 30,				Six Months Ended June 30,
Revenues:	2007	2006	$Change	%Change	2007	2006	$Change	%Change
Software licenses	$18,626	$10,353	$8,273	80%	$35,654	$17,496	$18,158	104%
Maintenance services	42,961	21,673	21,288	98%	87,439	43,326	44,113	102%

Product revenues	61,587	32,026	29,561	92%	123,093	60,822	62,271	102%
Service revenues	29,163	19,736	9,427	48%	58,374	38,793	19,581	50%

Total revenues	$90,750	$51,762	$38,988	75%	$181,467	$99,615	$81,852	82%

JDA Only:

	Three Months Ended June 30,				Six Months Ended June 30,
Revenues:	2007	2006	$Change	%Change	2007	2006	$Change	%Change
Software licenses	$11,726	$10,353	$1,373	13%	$24,595	$17,496	$7,099	41%
Maintenance services	22,713	21,673	1,040	5%	46,078	43,326	2,752	6%

Product revenues	34,439	32,026	2,413	8%	70,673	60,822	9,851	16%
Service revenues	16,259	19,736	(3,477)	(18%)	34,230	38,793	(4,563)	(12%)

Total revenues	$50,698	$51,762	$(1,064)	(2%)	$104,903	$99,615	$5,288	5%

Manugistics Only:

	Three Months Ended June 30,				Six Months Ended June 30,
Revenues:	2007	2006	$Change	%Change	2007	2006	$Change	%Change
Software licenses	$6,900	$—	$6,900	—%	$11,059	$—	$11,059	—%
Maintenance services	20,248	—	20,248	—%	41,361	—	41,361	—%

Product revenues	27,148	—	27,148	—%	52,420	—	52,420	—%
Service revenues	12,904	—	12,904	—%	24,144	—	24,144	—%

Total revenues	$40,052	$—	$40,052	—%	$76,564	$—	$76,564	—%

     The following table summarizes the software license results by region with and without Manugistics.

	Three Months Ended June 30,				Six Months Ended June 30,
Region	2007	2006	$Change	% Change	2007	2006	$Change	% Change
Americas (JDA)	$6,180	$5,084	$1,096	22%	$13,962	$10,432	$3,530	34%
Americas (Manugistics)	4,633	—	4,633	—%	6,488	—	6,488	—%

Total Americas	$10,813	$5,084	$5,729	113%	$20,450	$10,432	$10,018	96%

Europe (JDA)	$4,198	$3,176	$1,022	32%	$8,199	$4,840	$3,359	69%
Europe (Manugistics)	828	—	828	—%	2,257	—	2,257	—%

Total Europe	$5,026	$3,176	$1,850	58%	$10,456	$4,840	$5,616	116%

Asia/Pacific (JDA)	$1,348	$2,093	$(745)	(36%)	$2,434	$2,224	$210	9%
Asia/Pacific (Manugistics)	1,439	—	1,439	—%	2,314	—	2,314	—%

Total Asia/Pacific	$2,787	$2,093	$694	33%	$4,748	$2,224	$2,524	113%

Total JDA	$11,726	$10,353	$1,373	13%	$24,595	$17,496	$7,099	41%
Total Manugistics	6,900	—	6,900	—%	11,059	—	11,059	—%

Total	$18,626	$10,353	$8,273	80%	$35,654	$17,496	$18,158	104%

     The increase in total revenues and software license results in first half 2007 compared to first half 2006, before considering the impact of the Manugistics acquisition, resulted primarily from an increase in software license sales in each of our geographic regions. Software license sales in first half 2007 include increases in our core JDA products in the Americas, European and Asia/Pacific regions of 34%, 69% and 9%, respectively compared to first half 2006.
     Our competitive position remains strong and we are comfortable with our competitive win rates. Our competitive win rate was particularly strong in first half 2007 as we derived 40% of our software sales from new customers compared to 20% in first half 2006. In addition, we continue to have strong back selling opportunities with the JDA and Manugistics install-base customers where sales increased 53% in first half 2007 compared to first half 2006. We signed five larger software licenses (≥$1.0 million) in first half 2007, including four in second quarter 2007, compared to three in first half 2006. These deals included applications from most of our major product lines and included various combinations of core JDA and acquired Manugistics products. We believe that the market views us differently since the acquisition of Manugistics and recognizes that we are a specialized, domain-focused company that has the financial strength, products and the ability to invest in such a way that enables us to be a long-term contender in the market and compete successfully against large horizontal enterprise application companies in head-to-head sales opportunities.
     Software sales performance in the Americas region, and in particular the United States, continues to reflect the positive impact of the organizational changes that were made to the regional sales management team during the second half of 2006. We believe the organizational changes have significantly increased our business development efforts and improved the sales force execution and the predictability of the sales performance in the region. We have a solid pipeline of sales opportunities in the Americas that include both mid-size and larger software deals (≥$1.0 million). The Americas is our largest region and, as a result, we believe continued improvement in software sales performance from both core JDA and Manugistics applications in the region will be a key driver of our overall success in second half 2007.
     The European region continues to show steady improvement. The sales organization has stabilized in the region and we believe the accuracy of the software forecast has significantly improved. The quality and number of opportunities in the sales pipeline continues to grow and includes larger software deals (≥$1.0 million). We currently anticipate the European region will deliver improved software sales performance in second half 2007 compared to second half 2006. Software sales performance in the Asia/Pacific region improved sequentially in second quarter 2007 compared to first quarter 2006 and in first half 2007 compared to first half 2006, however, we continue to experience large fluctuations in quarterly software sales performance in the region. We continue to focus on improving our sales execution processes and the size and quality of our sales opportunity pipeline in the Asia/Pacific region in order to maximize the opportunities in this large and growing market. We also believe China and India are markets that have and will continue to provide meaningful opportunities for software companies in the near future. We intend to focus on sales execution processes, similar to those being implemented in the Americas and European regions, which we expect will improve the predictability of software license deals in the Asia/Pacific region.
     Sales and marketing expense increased $295,000 or 2% sequentially in second quarter 2007 compared to first quarter 2007 and increased $5.8 million or 63% compared to second quarter 2006. The sequential increase in sales and marketing expense resulted primarily from an increase in commissions due to the $1.6 million increase in software sales in second quarter 2007 compared to first quarter 2007. The increase in sales and marketing expenses in second quarter 2007 compared to second quarter 2006 resulted from a 38% increase in average headcount primarily due to the acquisition of Manugistics, which resulted in higher salaries, benefits, travel, training and relocation costs, a $1.5 million increase in incentive compensation due to higher software license revenues and a $275,000 increase in stock-based compensation. We have rebuilt the sales force dedicated to the Manufacturing and Distribution reportable business segment and are developing a program to more effectively communicate the value proposition of the combined JDA and Manugistics solutions offering to this large and important portion of our customer base. Its still too early to confidently predict the timing of significant improvements in software license sales to customers in this reportable business segment. We believe the major changes in the sales and marketing functions that were precipitated by the Manugistics acquisition and by the poor performance of the JDA sales group in first half 2006 are now behind us and we only expect gradual increases in our sales headcount during second half 2007. As of June 30, 2007 we had 208 employees in the sales and marketing function, compared to 213 at March 31, 2007 and 153 at June 30, 2006, including quota carrying sales representatives and related sales management of 64, 64 and 51, respectively.
     Maintenance services revenues decreased $1.5 million or 3% sequentially in second quarter 2007 compared to first quarter 2007 and increased $21.3 million or 98% in second quarter 2007 compared to second quarter 2006. The increase in second quarter 2007 compared to second quarter 2006 is primarily due to $20.2 million in maintenance services revenues attributable to the acquisition of Manugistics and favorable foreign exchange rate variances that provided a $1.2 million benefit to second quarter 2007 compared to second quarter 2006. Despite strong retention rates, growth in new maintenance services revenues on our core JDA applications has been hindered by lower software sales in first half 2006. The sequential decrease includes a $652,000 or 3% decrease in maintenance revenues from our core JDA products and an $865,000 or 4% decrease in maintenance services revenues from the Manugistics applications. The sequential decreases result primarily from a one-time benefit of $944,000 recorded in first quarter 2007 related to the release of maintenance services revenues that had been suspended pending resolution of certain customer-specific support issues or delayed payments. Maintenance services revenues were also impacted in second quarter 2007 by an increase in revenue suspensions due to delayed payments and customer push back on annual rate increases which resulted in the reversal of revenue on these accounts until negotiations are complete and the past due amounts are resolved. First half 2007 included the first major renewal cycle for most of the acquired Manugistics installed customer base and the application of our standard rate increases has led to protracted negotiations in several instances as Manugistics did not have a practice of increasing their maintenance rates on an annual basis. We are actively working with a group of customers that have not paid their annual renewal billings or cancelled their maintenance services in order to recover the suspended maintenance revenue. The sequential decreases were offset in part by the addition of new maintenance streams from first quarter 2007 software sales, rate increases on annual renewals and favorable foreign exchange rate variances that provided a sequential benefit of approximately $300,000 to second quarter 2007 compared to first quarter 2007. We believe our overall average retention rate remains at approximately 95% in our installed customer base, and this rate is consistent with our historical averages.
     Maintenance services margins were 73% in second quarter 2007 compared to 75% in first quarter 2007 and 68% in second quarter 2006. Maintenance services margins were positively impacted in second quarter 2007 compared to second quarter 2006 by the cost synergies and increased maintenance services revenue from the acquisition of Manugistics and the favorable foreign exchange rate variance. Maintenance costs increased $4.7 million or 68% in second quarter 2007 compared to second quarter 2006 primarily as a result of a 41% increase in average headcount to support the increased installed base resulting from the acquisition of Manugistics and increased customer directed development activities, an $823,000 increase in third party maintenance royalties and a $232,000 increase in incentive compensation. The sequential decrease in maintenance services margins in second quarter 2007 compared to first quarter 2007 results primarily from the $1.5 million sequential decline in maintenance services revenues. As of June 30, 2007, we had 267 employees in our customer support function compared to 271 at March 31, 2007 and 193 at June 30, 2006.
     Service revenues, which include consulting services, hosting services, training revenues, net revenues from our hardware reseller business and reimbursed expenses, increased $9.4 million or 48% in second quarter 2007 compared to second quarter 2006. The Manugistics acquisition provided $12.9 million of new service revenues in second quarter 2007, offset in part by a $3.5 million decrease in services revenues from projects involving core JDA products due to delays in the start of certain projects and the lag effect of lower software licenses in the Americas and Asia/Pacific regions during 2006. Service revenues in second quarter 2007 were flat sequentially compared to first quarter 2007. Consulting services utilization and average billing rate trends vary significantly by geographic region. Our global utilization rate was 51% in second quarter 2007 compared to 49% in first quarter 2007 and 49% in second quarter 2006 and our average blended global billing rates were $198, $192 and $188 per hour, respectively in these quarterly periods.
     Service margins, which include consulting and the other service revenues referred to above, were 21% in second quarter 2007 compared to 19% in first quarter 2007 and 26% in second quarter 2006. Service margins decreased in second quarter 2007 compared to second quarter 2006 as the $9.4 million increase in service revenues was substantially offset by an $8.4 million increase in cost of service revenues which resulted from a 63% increase in average headcount, primarily due to the acquisition of Manugistics, an $834,000 increase in reimbursed expenses, a $422,000 increase in outside contractor costs for ongoing consulting projects in the United States, a $391,000 increase in travel costs and a $283,000 increase in incentive compensation. Billable hours decreased sequentially in second quarter 2007 compared to first quarter 2007 due to a reduction in force of approximately 30 consulting FTE in second quarter 2007 which resulted in flat sequential revenues but an improved service margin result. As of June 30, 2007, we had 455 employees in our services organization compared to 498 at March 31, 2007 and 297 at June 30, 2006.
     Product development expenses decreased $1.8 million or 13% sequentially to $12.0 million in second quarter 2007 compared to first quarter 2007 and increased $751,000 million or 7% compared to second quarter 2006. The sequential decrease in product development expenses results primarily from a $563,000 increase in the deferral of costs for on-going funded development projects and decreases in salaries, incentive compensation and benefits. The increase in product development expenses in second quarter 2007 compared to second quarter 2006 includes a 46% net increase in average headcount primarily from the acquisition of Manugistics, which resulted in higher salaries, benefits, travel, and occupancy costs. We added 269 product development employees through the acquisition of Manugistics and subsequently reduced our product development workforce by approximately 120 FTE in first quarter 2007 in connection with our decision to standardize future product offerings on the new JDA Enterprise Architecture platform. Product development expense in second quarter 2007 also includes a $365,000 increase in incentive compensation due to improved operating performance, offset in part by the deferral of $1.1 million in costs on certain ongoing customer development projects. We will continue to have deferred costs for on-going funded development projects in second half 2007. As of June 30, 2007, we had 408 employees in the product development function compared to 414 at March 31, 2007 and 288 at June 30, 2006.
     General and administrative expenses were flat sequentially at $10.6 million in second quarter 2007 compared to first quarter 2007 and increased $4.2 million or 66% compared to second quarter 2006. A sequential increase in the bad debt provision from $300,000 in first quarter 2007 to $1.3 million in second quarter 2007 was offset by sequential decreases in legal costs, incentive compensation, and recruiting and relocation expenses. The increase in general and administrative expenses in second quarter 2007 compared to second quarter 2006 includes a 47% increase in average headcount primarily from the acquisition of Manugistics, which resulted in higher salaries and benefits. Second quarter 2007 also included a $338,000 increase in legal and accounting costs as a result of the larger combined company, a $277,000 increase in stock-based compensation, a $265,000 increase in insurance costs and a $220,000 increase in outside contractor costs for assistance with internal system initiatives. As of June 30, 2007, we had 221 employees in general and administrative functions compared to 203 at March 31, 2007 and 147 at June 30, 2006.

     Our Board of Directors approved a special Manugistics Integration Incentive Plan (“Integration Plan”) on August 18, 2006. The Integration Plan provides for the issuance of contingently issuable restricted stock units under the 2005 Performance Incentive Plan to executive officers and certain other members of our management team if we are able to successfully integrate the Manugistics acquisition and achieve a defined performance threshold goal in 2007. The performance threshold goal is defined as $85.0 million of adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) which excludes non-routine expenses such as restructuring charges that cannot be predicted and typically relate to a change in our business model, non-routine expenses such as a sale of an office facility that are not directly related to our core business and stock-based compensation that is not an expense that typically requires or will require cash settlement by the Company. A partial pro-rata issuance of restricted stock units will be made if we achieve a minimum performance threshold. The restricted stock units, if any, will be issued after the announcement of our 2007 financial results in January 2008 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. No stock-based compensation expense was recognized in 2006 related to the Integration Plan as management determined it was not probable that the performance condition would be met.
     The Board has subsequently approved modifications to certain of the awards granted to executive officers and approved additional awards for new participants in the Integration Plan. The restricted stock units, if any, under these modified awards will also be issued after the announcement of our 2007 financial results in January 2008 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. The Company’s performance against the defined performance threshold goal will be evaluated on a quarterly basis throughout 2007 and stock-based compensation recognized over the requisite service periods that run from the date of the various board approvals through January 2010, pursuant to the guidance in SFAS No. 123 (R). Through June 30, 2007, a total of 467,946 contingently issuable restricted stock units, net of forfeitures, have been awarded under the Integration Plan. A deferred compensation charge of approximately $7.5 million and related increase to additional paid-in capital has been recorded in the equity section of our balance sheet for the total grant date fair value related to the potential issuance of these restricted share units. Although all necessary service and performance conditions have not been met through June 30, 2007, based on our results for the six months ended June 30, 2007 and the outlook for the remainder of 2007, management has determined that it is now probable that the performance condition will ultimately be met. As a result, we have recorded $1.7 million in stock-based compensation expense related to these awards in the six months ended June 30, 2007, including $890,000 during second quarter 2007. This charge is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.” If we achieve the $85.0 million EBITDA performance threshold goal, as defined, we would expect to recognize approximately $5.0 million of stock-based compensation on these awards in 2007.
     During the six months ended June 30, 2007 and 2006, we recorded stock-based compensation expense of $209,000 and $445,000, respectively related to other 2005 Incentive Plan awards.
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
     Our Financial Position is Solid and We Are Generating Positive Cash Flow From Operations. We had working capital of $36.2 million at June 30, 2007 compared to $41.1 million at December 31, 2006. The working capital balances at June 30, 2007 and December 31, 2006 include $65.4 million and $53.6 million of cash, respectively. We generated $43.3 million in cash flow from operations in first half 2007 compared to $18.4 million in first half 2006. The increase in cash flow from operations in first half 2007 compared to first half 2006 resulted primarily from an $8.7 million increase in net income, a $9.1 million increase in deferred revenue balances due to the seasonally high annual renewal period for maintenance contracts assumed in the acquisition of Manugistics and a $7.4 million increase in amortization on intangible balances recorded in the acquisition of Manugistics. Net accounts receivable were $76.5 million or 76 days sales outstanding (“DSO”) at June 30, 2007 compared to $79.5 million or 81 days sales outstanding (“DSO”) at December 31, 2006. During first half 2007 we also received $6.3 million in proceeds from the sale of an office facility in the United Kingdom, paid $4.4 million of direct costs related to the Manugistics acquisition, spent $4.0 million on capital expenditures and utilized excess cash balances to repay $35.0 million of our long-term debt.

     We expect cash flow from operations to be positive in second half 2007. We also believe our cash position is sufficient to meet our operating needs for the foreseeable future. We will continue to use excess cash flow to accelerate the payment of the remaining outstanding debt.
Results of Operations
     The following table sets forth certain selected financial information expressed as a percentage of total revenues for the periods indicated and certain gross margin data expressed as a percentage of software license revenue, maintenance services revenue, product revenues or services revenues, as appropriate:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
REVENUES:

Software licenses	21%	20%	20%	18%
Maintenance services	47%	42%	48%	43%

Product revenues	68%	62%	68%	61%

Consulting services	29%	34%	29%	35%
Reimbursed expenses	3%	4%	3%	4%

Service revenues	32%	38%	32%	39%

Total revenues	100%	100%	100%	100%

COST OF REVENUES:

Cost of software licenses	1%	1%	1%	1%
Amortization of acquired software technology	2%	2%	2%	2%
Cost of maintenance services	13%	14%	12%	13%

Cost of product revenues	16%	17%	15%	16%

Cost of consulting services	22%	24%	23%	25%
Reimbursed expenses	3%	4%	3%	4%

Cost of service revenues	25%	28%	26%	29%

Total cost of revenues	41%	45%	41%	45%

GROSS PROFIT	59%	55%	59%	55%

OPERATING EXPENSES:

Product development	13%	22%	14%	22%
Sales and marketing	17%	18%	17%	18%
General and administrative	12%	12%	12%	13%
Amortization of intangibles	4%	1%	4%	2%
Restructuring charges	2%	1%	3%	—%
Gain on sale of office facility	—%	—%	(2)%	—%

Total operating expenses	48%	54%	48%	55%

OPERATING INCOME	11%	1%	11%	—%

Interest expense and amortization of loan fees	(4%)	—%	(4%)	—%
Other income, net	1%	2%	1%	2%

INCOME BEFORE INCOME TAX PROVISON	8%	3%	8%	2%

Income tax provision	3%	1%	3%	1%

NET INCOME	5%	2%	6%	1%

Gross margin on software licenses	96%	96%	97%	96%
Gross margin on maintenance services	73%	68%	74%	70%
Gross margin on product revenues	77%	74%	78%	74%
Gross margin on service revenues	21%	26%	20%	27%

     The following table sets forth a comparison of selected financial information, expressed as a percentage change between quarters for the three and six months ended June 30, 2007 and 2006. In addition, the table sets forth cost of revenues and product development expenses expressed as a percentage of the related revenues:

	% Change			% Change
	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2007 to 2006	2006	2007	2007 to 2006	2006
Revenues:

Software licenses	$18,626	80%	$10,353	$35,654	104%	$17,496
Maintenance	42,961	98%	21,673	87,439	102%	43,326

Product revenues	61,587	92%	32,026	123,093	102%	60,822
Service revenues	29,163	48%	19,736	58,374	50%	38,793

Total revenues	90,750	75%	51,762	181,467	82%	99,615

Cost of Revenues:

Software licenses	724	96%	370	1,189	56%	762
Amortization of acquired software technology	1,502	31%	1,150	3,373	40%	2,403
Maintenance services	11,696	68%	6,965	22,749	76%	12,928

Product revenues	13,922	64%	8,485	27,311	70%	16,093
Service revenues	23,031	58%	14,586	46,767	65%	28,289

Total cost of revenues	36,953	60%	23,071	74,078	67%	44,382

Gross Profit	53,797	88%	28,691	107,389	94%	55,233

Operating Expenses:

Product development	11,996	7%	11,245	25,783	17%	22,003
Sales and marketing	15,103	63%	9,292	29,911	71%	17,508
General and administrative	10,558	66%	6,347	21,134	59%	13,312

	37,657	40%	26,884	76,828	45%	52,823

Amortization of intangibles	3,963	345%	891	7,926	344%	1,784
Restructuring charge	2,232	328%	521	6,276	NM %	521
Gain on sale of office facility	—	—%	—	(4,128)	(100%)	—

Operating Income	$9,945	NM %	$395	$20,487	NM %	$105

Cost of Revenues as a % of related revenues:
Software licenses	4%		4%	3%		4%
Maintenance services	27%		32%	26%		30%
Product revenues	23%		26%	22%		26%
Service revenues	79%		74%	80%		73%

Product Development as a % of product revenues	19%		35%	21%		36%

     The following tables set forth selected comparative financial information on revenues in our business segments and geographical regions, expressed as a percentage change between the three and six months ended June 30, 2007 and 2006. In addition, the tables set forth the contribution of each business segment and geographical region to total revenues in the three and six months ended June 30, 2007 and 2006, expressed as a percentage of total revenues:

			Manufacturing &
	Retail		Distribution		Services Industries *
	June 30, 2007 vs. 2006		June 30, 2007 vs. 2006		June 30, 2007 vs. 2006
	Quarter	Six Months	Quarter	Six Months	Quarter	Six Months
Software licenses	34%	75%	198%	132%	100%	100%
Maintenance services	27%	28%	242%	253%	100%	100%

Product revenues	30%	42%	231%	220%	100%	100%
Service revenues	(7%)	(3%)	1,065%	1,043%	100%	100%

Total revenues	13%	21%	304%	288%	100%	100%

Product development	(38%)	(29%)	233%	214%	100%	100%
Sales and marketing	29%	55%	137%	82%	100%	100%
Operating income (loss)	127%	119%	387%	427%	100%	100%

				Contribution to Total Revenues
Retail				Manufacturing & Distribution				Services Industries*
Quarter		Six Months		Quarter		Six Months		Quarter		Six Months
2007	2006	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
53%	81%	53%	80%	43%	19%	43%	20%	4%	—%	4%	—%

*	All customers in the Services Industry reportable business segment are new to JDA and were acquired in the acquisition of Manugistics on July 5, 2006.

	The Americas		Europe		Asia/Pacific
	June 30, 2007 vs. 2006		June 30, 2007 vs. 2006		June 30, 2007 vs. 2006
	Quarter	Six Months	Quarter	Six Months	Quarter	Six Months
Software licenses	113%	96%	58%	116%	33%	113%
Maintenance services	103%	107%	101%	98%	54%	74%

Product revenues	105%	104%	86%	104%	43%	89%
Service revenues	33%	38%	151%	148%	44%	45%

Total revenues	74%	75%	99%	113%	43%	69%

				Contribution to Total Revenues
The Americas				Europe				Asia/Pacific
Quarter		Six Months		Quarter		Six Months		Quarter		Six Months
2007	2006	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
66%	66%	66%	69%	24%	22%	24%	21%	10%	12%	10%	10%
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Product Revenues
     Software Licenses.
     Retail. Software license revenues in this reportable business segment increased 34% in second quarter 2007 compared to second quarter 2006. Before considering the impact of Manugistics, software license revenues in this reportable business segment increased 11% in second quarter 2007 compared to second quarter 2006 primarily due to an increase in new software license sales. In total there were two large transactions ≥ $1.0 million in this reportable business segment in second quarter 2007 and second quarter 2006. We closed 30 deals in this reportable business segment in second quarter 2007 compared to 31 in second quarter 2006.
     Manufacturing & Distribution. Software license revenues in this reportable business segment increased 198% in second quarter 2007 compared to first quarter 2006. Before considering the impact of Manugistics, software license revenues in this reportable business segment increased 21% in second quarter 2007 compared to second quarter 2006 primarily due to an increase in follow-on sales to existing customers that expanded the scope of existing licenses. There were two large transactions of ≥ $1.0 million in this reportable business segment in second quarter 2007, one of which included the Manugistics product lines, compared to none in second quarter 2006. We closed 37 deals in this reportable business segment in second quarter 2007 compared to 43 in second quarter 2006.
     Services Industries. The increase in software license revenues in this reportable business segment in second quarter 2007 compared to second quarter 2006 resulted entirely from sales to customers of the Revenue Management business acquired from Manugistics.
     Regional Results. Software license revenues in the Americas region in second quarter 2007, which include $4.6 million in software license revenues from the Manugistics product lines, increased 113% compared to second quarter 2006. Before considering the impact of Manugistics, software license revenues in the Americas region increased 22% in second quarter 2007 compared to second quarter 2006. There were two large transactions ≥ $1.0 million in the Americas region in second quarter 2007 compared to none in second quarter 2006.
     Software license revenues in the Europe region in second quarter 2007, which include $828,000 in software license revenues from the Manugistics product lines, increased 58% compared to second quarter 2006. Before considering the impact of Manugistics, software license revenues in the Europe region increased 32% primarily due to one large transaction ≥ $1.0 million and an increase in follow-on sales to existing customers that expand the scope of existing licenses. The large transaction in second quarter 2007 also included some of the Manugistics product lines. Both quarterly periods included one large transaction ≥ $1.0 million.
     Software license revenues in the Asia/Pacific region in second quarter 2007, which include $1.4 million in software license revenues from the Manugistics product lines, increased 33% compared to second quarter 2006. Before considering the impact of Manugistics, software license revenues in the Asia/Pacific region decreased 36% primarily due to a decrease in sales to new customers. Both quarterly periods included one large transaction ≥ $1.0 million.
     Maintenance Services. Maintenance services revenues in second quarter 2007, which include $20.2 million from the acquired Manugistics product lines, increased 98% compared to second quarter 2006. Before considering the impact of Manugistics, maintenance services revenues increased 5% in second quarter 2007 compared to second quarter 2006 primarily due to a $1.2 million favorable foreign exchange rate variance.
Service Revenues
     Service revenues in second quarter 2007, which include $12.9 million from the Manugistics product lines, increased 48% compared to second quarter 2006. Before considering the impact of Manugistics, services revenues decreased 18% in second quarter 2007 compared to second quarter 2006 due to a $3.5 million decrease in service revenues from projects involving core JDA products due to delays in the start of certain projects and the lag effect of lower software sales in the Americas and Asia/Pacific regions during 2006.
     Fixed bid consulting services work represented 15% of total consulting services revenue in second quarter 2007 compared to 11% in second quarter 2006.
Cost of Product Revenues
     Cost of Software Licenses. The increase in cost of software licenses in second quarter 2007 compared to second quarter 2006 resulted primarily from $426,000 in third party royalties on software sales involving Manugistics product lines.
     Amortization of Acquired Software Technology. The increase in amortization of acquired software technology in second quarter 2007 compared to second quarter 2006 resulted from amortization of software technology acquired in the Manugistics acquisition, offset in part by a decrease in amortization on software technology related to the Intactix suite of products that has now been fully amortized.
     Cost of Maintenance Services. The increase in cost of maintenance services in second quarter 2007 compared to second quarter 2006 resulted from a 41% increase in average headcount to support the increased installed base resulting from the acquisition of Manugistics and increased customer directed development activities, an $823,000 increase in third party maintenance royalties and a $232,000 increase in incentive compensation.
Cost of Service Revenues
     The increase in cost of service revenues in second quarter 2007 compared to second quarter 2006 resulted from a 63% increase in average headcount, primarily due to the acquisition of Manugistics, an $834,000 increase in reimbursed expenses, a $422,000 increase in outside contractor costs for ongoing consulting projects in the United States, a $391,000 increase in travel costs and a $283,000 increase in incentive compensation.
Gross Profit
     The increase in gross profit dollars in second quarter 2007 compared to second quarter 2006 resulted primarily from the $40.1 million revenue contribution from Manugistics and the 13% increase in software sales of core JDA products, offset in part by increases in average headcount in our customer support and consulting services organizations to support the larger revenue streams and customer directed development activities. The gross margin percentage increased to 59% in second quarter 2007 compared to 55% in second quarter 2006 due to the higher mix of product revenues.
     Although service margin dollars increased in second quarter 2007 compared to second quarter 2006, service margins as a percentage of service revenues decreased to 21% from 26%. The $9.4 million increase in service revenues was substantially offset by an $8.4 million increase in cost of service revenues which resulted from the 63% increase in average headcount, primarily due to the acquisition of Manugistics, an $834,000 increase in reimbursed expenses, a $422,000 increase in outside contractor costs for ongoing consulting projects in the United States, a $391,000 increase in travel costs and a $198,000 increase in incentive compensation. Our global utilization rate was 51% in second quarter 2007 compared to 49% in second quarter 2006 and our average blended global billing rates were $198 and $188 per hour, respectively.
Operating Expenses
     Operating expenses, excluding amortization of intangibles and restructuring charges, increased $10.8 million, or 40% in second quarter 2007 compared to second quarter 2006, and represented 41% and 52% of total revenues in each period, respectively. The increase in operating expenses resulted primarily from an increase in average headcount from the acquisition of Manugistics, a higher bad debt provision, higher legal and accounting costs, higher incentive and stock-based compensation due to improved operating performance and an increase in outside contractor costs for assistance with internal system initiatives, offset in part by the cost savings from the first quarter 2007 workforce reduction in our product development group and the deferral of costs on certain ongoing customer funded development projects.
     Product Development. The increase in product development expense in second quarter 2007 compared to second quarter 2006 includes a 46% net increase in average product development headcount, primarily from the acquisition of Manugistics, which resulted in higher salaries, benefits, training, and occupancy costs. Product development expense in second quarter 2007 also includes a $365,000 increase in incentive compensation due to improved operating performance, offset in part by the deferral of $1.1 million in costs on certain ongoing customer funded development projects.
     Sales and Marketing. The increase in sales and marketing expense in second quarter 2007 compared to second quarter 2006 resulted from a 38% increase in average headcount, primarily from the acquisition of Manugistics, which resulted in higher salaries, benefits, travel and relocation costs, a $1.5 million increase in sales commissions due to higher software license revenues and a $275,000 increase in stock-based compensation.
     General and Administrative. The increase in general and administrative expenses in second quarter 2007 compared to second quarter 2006 includes a 47% increase in average headcount, primarily from the acquisition of Manugistics, which resulted in higher salaries and benefits. Second quarter 2007 also included a $1.3 million higher bad debt provision, a $338,000 increase in legal and accounting costs as a result of the larger combined company, a $277,000 increase in stock-based compensation, a $265,000 increase in insurance costs and a $220,000 increase in outside contractor costs for assistance with internal system initiatives.

     Amortization of Intangibles. The increase in amortization of intangibles in second quarter 2007 compared to second quarter 2006 resulted primarily from $3.0 million in amortization on the customer list and trademark intangibles recorded in the acquisition of Manugistics.
     Restructuring Charges. We recorded a restructuring charge of $2.3 million in second quarter 2007 that included $2.1 million in termination benefits related to a workforce reduction of approximately 40 FTE, primarily in our worldwide consulting services group, and $147,000 for office closures and integration costs of redundant office facilities. We recorded a restructuring charge of $521,000 in second quarter 2006 for termination benefits related to the restructure and elimination of eight accounting and administrative positions in Europe and Canada.
Operating Income
     We had operating income of $9.9 million in second quarter 2007 compared to operating income of $395,000 in second quarter 2006. The improvement in operating income resulted primarily from a $39.0 million or 75% increase in total revenues, which includes a $40.1 million revenue contribution from Manugistics, offset by the costs and expenses related to a 49% increase in average headcount, primarily related to the acquisition of Manugistics, a $3.7 million increase in amortization on intangibles recorded in the acquisition of Manugistics, a $1.7 million higher restructuring charge and a $1.3 million higher bad debt provision.
     Operating income in our Retail reportable business segment increased to $11.5 million in second quarter 2007 compared to $5.1 million in second quarter 2006. The increase in operating income in this reportable business segment resulted primarily from a $6.9 million increase in product revenues and a 38% decrease in product development costs, offset in part by a $1.3 million decrease in service revenues and a 29% increase in allocated sales and marketing costs based upon the pro rata share of software sales that came from this reportable business segment.
     Operating income in our Manufacturing and Distribution reportable business segment increased to $14.9 million in second quarter 2007 compared to $3.1 million in second quarter 2006. The increase resulted primarily from increases in product and service revenues of $20.4 million and $9.0 million, respectively, primarily from the Manugistics product lines, offset in part by a $10.8 million increase in maintenance and service revenue costs due to the Manugistics acquisition, a 233% increase in product development costs and a 137% increase in allocated sales and marketing costs based upon the pro rata share of software sales that came from this reportable business segment.
     All customers in the Services Industries reportable business segment are new to JDA and represent the former Revenue Management business acquired from Manugistics. This reportable business segment had operating income of $221,000 in second quarter 2007 on total revenues of $4.0 million, total costs of revenue of $2.4 million and $1.4 million in operating costs for product development and sales and marketing activities.
     The combined operating income reported in the reportable business segments excludes $16.8 million and $7.8 million of general and administrative expenses and other charges in second quarter 2007 and 2006, respectively, that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segments.
Other Income (Expense)
     During second quarter 2007 we incurred interest expense of $2.6 million on aggregate term loan obligations and $548,000 in amortization of loan origination fees. To finance the acquisition of Manugistics and the repayment of their debt obligations, we entered into a credit agreement with a consortium of lenders that provided for $175 million in aggregate term loans with interest payable quarterly at the London Interbank Offered Rate (“LIBOR”) + 2.25%. Prior to this transaction, we had no debt obligations.
     We recorded interest income and other, net of $795,000 in second quarter 2007 compared to $1.3 million in second quarter 2006. During second quarter 2006, we liquidated substantially all of our investments in marketable securities in order to generate cash to complete the acquisition of Manugistics on July 5, 2006. Our excess cash balances were invested primarily in money market accounts during second quarter 2007 and in a variety of financial instruments including bank time deposits and variable and fixed rate obligations of the U.S. Government and it agencies, states, municipalities, commercial paper and corporate bonds during second quarter 2006.

Income Tax Provision
     A summary of the income tax provision recorded in the three months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended
	June 30,
	2007	2006
Income before income tax provision (benefit)	$7,565	$1,689
Effective tax rate	36.2%	36.9%

Income tax provision at effective tax rate	2,742	624

Discrete tax item benefits:
Changes in estimate	—	(10)
Changes in foreign statutory rates	—	—

Total discrete tax item benefits	—	(10)

Income tax provision	$2,742	$614

     The income tax provision recorded in three months ended June 30, 2007 and 2006 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during second quarter 2007 and 2006 of $265,000 and $23,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in capital. The effective tax rates in the three months ended June 30, 2007 and 2006 are higher than the federal statutory rate of 35% as a larger portion of the earnings in these quarters were in the United States which has a higher overall tax rate than the foreign jurisdictions in which we conduct business.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Product Revenues
     Software Licenses.
     Retail. Software license revenues in this reportable business segment increased 75% in first half 2007 compared to first half 2006. Before considering the impact of Manugistics, software license revenues in this reportable business segment increased 49% in first half 2007 compared to first half 2006 primarily due to large transactions ≥ $1.0 million and new software license sales in each of our geographic regions. In total there were three large transactions ≥ $1.0 million in this reportable business segment in first half 2007 and in first half 2006. We closed 71 deals in this reportable business segment in first half 2007 compared to 54 in first half 2006.
     Manufacturing & Distribution. Software license revenues in this reportable business segment increased 132% in first half 2007 compared to first half 2006. Before considering the impact of Manugistics, software license revenues in this reportable business segment increased 21% in first half 2007 compared to first half 2006 primarily due to an increase in follow-on sales to existing customers that expanded the scope of existing licenses. There were two large transactions ≥ $1.0 million in this reportable business segment in first half 2007, one of which included the Manugistics product lines, compared to none in first half 2006. We closed 88 deals in this reportable business segment in first half 2007 compared to 79 in first half 2006.
     Services Industries. The increase in software license revenues in this reportable business segment in first half 2007 compared to first half 2006 resulted entirely from sales to customers of the Revenue Management business acquired from Manugistics.
     Regional Results. Software license revenues in the Americas region in first half 2007, which include $6.5 million in software license revenues from the Manugistics product lines, increased 96% compared to first half 2006. Before considering the impact of Manugistics, software license revenues in the Americas region increased 34% in first half 2007 compared to first half 2006. In addition, there were two large transactions ≥ $1.0 million in first half 2007, one of which included the Manugistics product lines, compared to one large transaction ≥ $1.0 million in first half 2006.
     Software license revenues in the Europe region in first half 2007, which include $2.3 million in software license revenues from the Manugistics product lines, increased 116% compared to first half 2006. Before considering the impact of Manugistics, software license revenues in the Europe region increased 69% primarily due to two large transaction ≥ $1.0 million in first half 2007 compared to one in first half 2006, and an increase in follow-on sales to existing customers that expand the scope of existing licenses. The large transaction in first half 2007 also included the Manugistics product lines.
     Software license revenues in the Asia/Pacific region in first half 2007, which include $2.3 million in software license revenues from the Manugistics product lines, increased 113% compared to first half 2006. Before considering the impact of Manugistics, software license revenues in the Asia/Pacific region increased 9% primarily due to an increase in follow-on sales to existing customers that expand the scope of existing licenses. Both periods included a large transaction ≥ $1.0 million.
     Maintenance Services. Maintenance services revenues in first half 2007, which include $41.4 million from the acquired Manugistics product lines, increased 102% compared to first half 2006. Before considering the impact of Manugistics, maintenance services revenues increased 6% in first half 2007 compared to first half 2006 primarily due to a $2.4 million favorable foreign exchange rate variance.
Service Revenues
     Service revenues in first half 2007, which include $24.1 million from the Manugistics product lines, increased 50% compared to first half 2006. Before considering the impact of Manugistics, services revenues decreased 12% in first half 2007 compared to first half 2006 due to delays in the start of certain projects and the lag effect of lower software sales in the Americas and Asia/Pacific regions during 2006.
     Fixed bid consulting services work represented 15% of total consulting services revenue in first half 2007 compared to 9% in first half 2006.
Cost of Product Revenues
     Cost of Software Licenses. The increase in cost of software licenses in first half 2007 compared to first half 2006 resulted primarily from $528,000 in third party royalties on software sales involving Manugistics product lines.
     Amortization of Acquired Software Technology. The increase in amortization of acquired software technology in first half 2007 compared to first half 2006 resulted from amortization of software technology acquired in the Manugistics acquisition, offset in part by a decrease in amortization on software technology related to the Intactix suite of products that has now been fully amortized.
     Cost of Maintenance Services. The increase in cost of maintenance services in first half 2007 compared to first half 2006 resulted from a 41% increase in average headcount to support the increased installed base resulting from the acquisition of Manugistics and increased customer directed development activities, a $1.8 million increase in third party maintenance royalties and a $785,000 increase in incentive compensation.
Cost of Service Revenues
     The increase in cost of service revenues in first half 2007 compared to first half 2006 resulted from a 66% increase in average headcount, primarily due to the acquisition of Manugistics, a $1.6 million increase in reimbursed expenses, a $1.5 million increase in outside contractor costs for ongoing consulting projects in the United States, a $1.3 million increase in incentive compensation due to the increase in headcount and a $1.0 million increase in travel costs, offset in part by the deferral of $300,000 in consulting costs on a large Manugistics implementation project in the United States for which revenue recognition has been deferred.
Gross Profit
     The increase in gross profit dollars in first half 2007 compared to first half 2006 resulted primarily from the $76.6 million revenue contribution from Manugistics and the 41% increase in software sales of core JDA products, offset in part by increases in average headcount in our customer support and consulting services organizations to support the larger revenue streams and customer directed development activities. The gross margin percentage increased to 59% in first half 2007 compared to 55% in first half 2006 due to the higher mix of product revenues.

     Service margins decreased in first half 2007 compared to first half 2006 as the $19.6 million increase in service revenues was substantially offset by an $18.5 million increase in cost of service revenues which resulted from the 66% increase in average headcount, primarily due to the acquisition of Manugistics, a $1.6 million increase in reimbursed expenses, a $1.5 million increase in outside contractor costs for ongoing consulting projects in the United States, a $1.3 million increase in incentive compensation due to the increase in headcount and a $1.0 million increase in travel costs, offset in part by the deferral of $300,000 in consulting costs on a large Manugistics implementation project in the United States for which revenue recognition has been deferred.
Operating Expenses
     Operating expenses, excluding amortization of intangibles, restructuring charges and the gain on sale of office facility, increased $24.0 million, or 45% in first half 2007 compared to first half 2006, and represented 42% and 53% of total revenues in each period, respectively. The increase in operating expenses resulted primarily from an increase in average headcount from the acquisition of Manugistics, a higher bad debt provision, higher travel, legal and accounting costs related to the integration of Manugistics, higher incentive and stock-based compensation due to improved operating performance and an increase in outside contractor costs for assistance with internal system initiatives, offset in part by the cost savings from the first quarter 2007 workforce reduction in our product development group and the deferral of costs on certain ongoing customer funded development projects.
     Product Development. The increase in product development expense in first half 2007 compared to first half 2006 resulted from a 53% net increase in average product development headcount, primarily from the acquisition of Manugistics, which resulted in higher salaries, benefits, training, and occupancy costs. We added 269 product development employees through the acquisition of Manugistics and subsequently reduced our product development workforce by approximately 120 FTE in first quarter 2007 in connection with our decision to standardize future product offerings on the new JDA Enterprise Architecture platform. Product development expense in first half 2007 also includes a $1.5 million increase in incentive compensation due to improved operating performance, offset in part by the deferral of $1.7 million in costs on certain ongoing customer funded development projects.
     Sales and Marketing. The increase in sales and marketing expense in first half 2007 compared to first half 2006 resulted from a 41% increase in average headcount, primarily from the acquisition of Manugistics, which resulted in higher salaries, benefits, travel, training, relocation and marketing costs, a $2.9 million increase in sales commissions due to higher software license revenues and a $636,000 increase in stock-based compensation.
     General and Administrative. The increase in general and administrative expenses in first half 2007 compared to first half 2006 resulted from a 44% increase in average headcount, primarily from the acquisition of Manugistics, which resulted in higher salaries and benefits. First half 2007 also included a $1.6 million higher bad debt provision, a $721,000 increase in legal and accounting costs as a result of the larger combined company, a $589,000 increase in outside contractor costs for assistance with internal system initiatives, an $863,000 increase in incentive compensation due to improved operating performance and a $473,000 increase in insurance costs.
     Amortization of Intangibles. The increase in amortization of intangibles in first half 2007 compared to first half 2006 results primarily from $6.0 million in amortization on the customer list and trademark intangibles recorded in the acquisition of Manugistics.
     Restructuring Charge. We recorded a restructuring charge of $6.3 million in first half 2007 that included $5.9 million in termination benefits, primarily related to a workforce reduction of approximately 120 FTE in our Scottsdale, Arizona product development group due to our decision to standardize future product offerings on the new JDA Enterprise Architecture platform. and an additional 40 FTE, primarily in our worldwide consulting services group. The restructuring charge also included $292,000 for office closures and integration costs of redundant office facilities. We recorded a restructuring charge of $521,000 in first half 2006 for termination benefits related to the restructure and elimination of eight accounting and administrative positions in Europe and Canada.
     Gain on Sale of Office Facility. During first quarter 2007 we sold a 15,000 square foot facility in the United Kingdom for approximately $6.3 million and recognized a gain of $4.1 million.
Operating Income
     We had operating income of $20.5 million in first half 2007 compared to operating income of $105,000 in first half 2006. The improvement in operating income resulted primarily from a $81.9 million or 82% increase in total revenues, which includes a $76.6 million revenue contribution from Manugistics, and a $4.1 million gain on the sale of an office facility, offset by the costs and expenses related to a 51% increase in average headcount, primarily related to the acquisition of Manugistics, a $7.4 million increase in amortization on intangibles recorded in the acquisition of Manugistics, a $5.8 million higher restructuring charge and a $1.6 million higher bad debt provision.
     Operating income in our Retail reportable business segment increased to $21.8 million in first half 2007 compared to $9.9 million in first half 2006. The increase in operating income in this reportable business segment resulted primarily from a $17.7 million increase in product revenues and a 29% decrease in product development costs, offset in part by a 55% increase in allocated sales and marketing costs based upon the pro rata share of software sales that came from this reportable business segment and a $3.5 million increase in maintenance and service revenue costs.
     Operating income in our Manufacturing and Distribution reportable business segment increased to $30.4 million in first half 2007 compared to $5.8 million in first half 2006. The increase resulted primarily from increases in product and service revenues of $40.3 million and $17.4 million, respectively, primarily from the Manugistics product lines, offset in part by a $21.1 million increase in maintenance and service revenue costs due to the Manugistics acquisition, a 214% increase in product development costs and an 82% increase in allocated sales and marketing costs based upon the pro rata share of software sales that came from this reportable business segment.
     All customers in the Services Industries reportable business segment are new to JDA and represent the former Revenue Management business acquired from Manugistics. This reportable business segment incurred an operating loss of $503,000 in first half 2007 on total revenues of $7.4 million, total costs of revenue of $5.0 million, and $2.9 million in operating costs for product development and sales and marketing activities.
     The combined operating income reported in the reportable business segments excludes $31.2 million and $15.6 million of general and administrative expenses and other charges in first half 2007 and 2006, respectively, that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segments.
Other Income (Expense)
     During first half 2007 we incurred interest expense of $5.5 million on aggregate term loan obligations and $1.1 million in amortization of loan origination fees. To finance the acquisition of Manugistics and the repayment of their debt obligations, we entered into a credit agreement with a consortium of lenders that provided for $175 million in aggregate term loans with interest payable quarterly at the London Interbank Offered Rate (“LIBOR”) + 2.25%. Prior to this transaction, we had no debt obligations.
     We recorded interest income and other, net of $1.5 million in first half 2007 compared to $2.3 million in first half 2006. During second quarter 2006, we liquidated substantially all of our investments in marketable securities in order to generate cash to complete the acquisition of Manugistics on July 5, 2006. Our excess cash balances were invested primarily in money market accounts during first half 2007 and in a variety of financial instruments including bank time deposits and variable and fixed rate obligations of the U.S. Government and it agencies, states, municipalities, commercial paper and corporate bonds during first half 2006.

Income Tax Provision
     A summary of the income tax provision recorded in the six months ended June 30, 2007 and 2006 is as follows:

	Six Months Ended
	June 30,
	2007	2006
Income before income tax provision (benefit)	$15,326	$2,329
Effective tax rate	33.6%	35.4%

Income tax provision at effective tax rate	5,150	824

Discrete tax item benefits:
Changes in estimate	(63)	(57)
Changes in foreign statutory rates	—	—

Total discrete tax item benefits	(63)	(57)

Income tax provision	$5,087	$767

     The income tax provision recorded in six months ended June 30, 2007 and 2006 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during the six months ended June 30, 2007 and 2006 of $357,000 and $88,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in capital. The effective tax rate in the six months ended June 30, 2007 is lower than the federal statutory rate of 35% as a smaller portion of the earnings in this quarter were in the United States which has a higher overall tax rate than the foreign jurisdictions in which we conduct business.
Liquidity and Capital Resources
     We had working capital of $36.2 million at June 30, 2007 compared to $41.1 million at December 31, 2006. The working capital balances at June 30, 2007 and December 31, 2006 include cash balances of $65.4 million and $53.6 million, respectively. The decrease in working capital resulted from the repayment of $35.0 million of long-term debt, payment of $4.4 million of direct costs related to the Manugistics acquisition, $4.0 million of capital expenditures and a $14.3 million higher deferred revenue balances, primarily due to deferred maintenance on agreements assumed from Manugistics, offset in part by $43.3 million in cash flow from operating activities and $6.8 million in proceeds from the disposal of property and equipment.
     Net accounts receivable were $76.5 million or 76 day sales outstanding (“DSO”) at June 30, 2007 compared to $79.5 million or 81 DSO at December 31, 2006. Our DSO results may fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenues that comes from software license sales which typically have installment payment terms, seasonality, shifts in customer buying patterns, the timing of customer payments and annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.
     Operating activities provided cash of $43.3 million in first half 2007 compared to $18.3 million in first half 2006. The principle sources of our cash flow from operations are typically net income adjusted for depreciation and amortization and bad debt provisions, collections on accounts receivable, and increases in deferred maintenance revenue. The increase in cash flow from operations in first half 2007 compared to first half 2006 resulted primarily from an $8.7 million increase in net income, a $9.1 million increase in deferred revenue balances due to the seasonally high maintenance renewals during the months of January, February and March which represent the peak annual renewal periods for both JDA and Manugistics customers and a $7.4 million increase in amortization on intangible balances recorded in the acquisition of Manugistics.
     Investing activities utilized cash of $1.6 million in first half 2007 and provided cash of $34.7 million in first half 2006. Net cash utilized by investing activities in first half 2007 includes the payment of $4.4 million of direct costs associated with the Manugistics acquisition and capital expenditures of $4.0 million, offset in part by $6.8 million in proceeds from the disposal of property and equipment, including $6.3 million from the sale of the office facility in the United Kingdom. Net cash provided by investing activities in first half 2006 includes $35.5 million in net proceeds from sales and maturities of marketable securities to generate cash to complete the acquisition of Manugistics on July 5, 2006 and $1.2 million in payments received on the Silvon promissory note, offset in part by $2.0 million in capital expenditures.
     Financing activities utilized cash of $30.6 million in first half 2007 and provided cash of $865,000 in first half 2006. Financing activities in first half 2007 include repayment of $35.0 million of long-term debt. The activity in both periods includes proceeds from the issuance of common stock under our stock option plans.
     Changes in the currency exchange rates of our foreign operations had the effect of increasing cash by $791,000 in the six months ended June 30, 2007 and $907,000 in the six months ended June 30, 2006. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the short-term foreign currency exchange exposure associated with foreign currency denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income, net, offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.
     Treasury Stock Purchases. During first half 2007 and 2006, we repurchased 4,156 and 10,688 shares, respectively, tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted shares under the 2005 Performance Incentive Plan. These shares were repurchased for $54,000 at prices ranging from $11.19 to $19.78 per share in first half 2007 and for $139,000 at prices ranging from $11.19 to $14.90 per share in first half 2006.
     On July 26, 2007, the term loan credit agreement (see Contractual Obligations) was amended to allow us to make open market cash purchases of our common stock in an aggregate amount not to exceed $75.0 million.
     Contractual Obligations. As of June 30, 2007, we had $104.6 million in outstanding borrowings under term loan agreements which are due in quarterly installments of $437,500 through July 5, 2013, with the remaining balance due at maturity, and $1.5 million in convertible subordinated notes assumed in the Manugistics acquisition that are scheduled to mature in November 2007. In addition to the scheduled maturities, the term loan agreements also require additional mandatory repayments on the term loans of 50% of our annual excess cash flow, as defined, beginning with the fiscal year which commences January 1, 2007. Interest is payable quarterly on the term loans at the London Interbank Offered Rate (“LIBOR”) + 2.25%. We entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. We have structured the interest rate swap with decreasing notional amounts to match the expected pay down of the debt. The notional value of the interest rate swap was $104.4 million at June 30, 2007 and represented approximately 100% of the aggregate term loan balance. The interest rate swap agreement is effective through October 5, 2009 and has been designated a cash flow hedge derivative.
     We lease office space in the Americas for 13 regional sales and support offices across the United States, Canada and Latin America, and for 14 international sales and support offices located in major cities throughout Europe, Asia, Australia, and Japan. The leases are primarily non-cancelable operating leases with initial terms ranging from 12 months to 240 months that expire at various dates through the year 2018. None of the leases contain contingent rental payments; however, certain of the leases contain insignificant scheduled rent increases and renewal options. We expect that in the normal course of business some or all of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. In addition, we lease various computers, telephone systems, automobiles, and office equipment under non-cancelable operating leases with initial terms ranging from 12 to 48 months. Certain of the equipment leases contain renewal options and we expect that in the normal course of business some or all of these leases will be renewed or replaced by other leases.
     We believe our existing cash balances and net cash provided from operations will provide adequate liquidity to meet our normal operating requirements for the foreseeable future. We will continue to use excess cash flow to accelerate the payment of the remaining outstanding debt. A major component of our positive cash flow is the collection of accounts receivable and the generation of cash earnings.
Critical Accounting Policies
     We have identified the policies below as critical to our business operations and the understanding of our results of operations. There have been no changes in our critical accounting policies during the three months ended June 30, 2007. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and

Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
•	Revenue recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses such as commissions and royalties. We follow specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy.

We license software primarily under non-cancelable agreements and provide related services, including consulting, training and customer support. We recognize revenue in accordance with Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition, as amended and interpreted by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts (“ARB No. 45”), Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”) and Staff Accounting Bulletin No. 104, Revenue Recognition, that provides further interpretive guidance for public companies on the recognition, presentation and disclosure of revenue in financial statements.

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
Our customer arrangements typically contain multiple elements that include software, options for future purchases of software products not previously licensed to the customer, maintenance, consulting and training services. The fees from these arrangements are allocated to the various elements based on VSOE. Under the residual method, if an arrangement contains an undelivered element, the VSOE of the undelivered element is deferred and the revenue recognized once the element is delivered. If we are unable to determine VSOE for any undelivered element included in an arrangement, we will defer revenue recognition until all elements have been delivered. In addition, if a software license contains milestones, customer acceptance criteria or a cancellation right, the software revenue is recognized upon the achievement of the milestone or upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. For arrangements that provide for significant services or custom development that are essential to the software’s functionality, the software license revenue and contracted services are recognized under the percentage of completion method as prescribed in the provisions of ARB No. 45 and SOP 81-1.

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

Consulting and training services are separately priced and stated in our arrangements, are generally available from a number of suppliers, and are generally not essential to the functionality of our software products. Consulting services include project management, system planning, design and implementation, customer configurations, and training. These services are generally billed bi-weekly on an hourly basis or pursuant to the terms of a fixed price contract. Consulting services revenue billed on an hourly basis is recognized as the work is performed. Under fixed price contracts, including milestone-based arrangements, consulting services revenue is recognized using the percentage of completion method under the provisions of SOP 81-1. We measure progress-to-completion by using input measures, primarily labor hours, which relate hours incurred to date to total estimated hours at completion. We continually update and revise our estimates of input measures. If our estimates indicate that a loss will be incurred, the entire loss is recognized in that period. Training revenues are included in consulting revenues in the Company’s consolidated statements of income and are recognized once the training services are provided. VSOE for consulting and training services is based upon the hourly or per class rates charged when those services are sold separately. We offer hosting services on certain of our software products under arrangements in which the end users do not take possession of the software. Revenues from hosting services are included in consulting revenues, billed monthly and recognized as the services are provided. Revenues from our hardware reseller business are also included in consulting revenues, reported net (i.e., the amount billed to a customer less the amount paid to the supplier) pursuant to EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and recognized upon shipment of the hardware.

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

Trademarks have historically been assigned indefinite useful lives and tested annually for impairment using the “Relief from Royalty Method of the Income Approach.” The premise of this valuation method is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the asset and assumes that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. Substantially all of our trademarks were acquired in connection with the acquisitions of Manugistics and E3 Corporation (“E3”). The Company announced in fourth quarter 2006 that it would continue to support the E3 product suite through the end of 2012 at a minimum. With this announcement, the E3 trademarks have been classified as an amortizable intangible asset which will be amortized prospectively on a straight-line basis over an estimated remaining useful life of 3 years. Prior to 2007, we assigned indefinite useful lives to our E3 trademarks, and recorded no amortization, as we believed there were no legal, regulatory, contractual, competitive, economic, or other factors that would limit their useful lives and intended to indefinitely develop next generation products under our trademarks and expected them to contribute to our cash flows indefinitely. The Manugistics trademarks are being amortized on a straight-line basis over an estimated useful life of 3 years.

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

The FIN 48 adjustments on January 1, 2007 include an accrual approximately $599,000 for interest and penalties. To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision. Going forward, interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

We do not expect that our outstanding stock options will result in a significant compensation expense charge as all stock options were fully vested prior to the adoption of SFAS No. 123(R). Stock options are no longer used for share-based compensation. A 2005 Performance Incentive Plan (“2005 Incentive Plan”) was approved by our stockholders on May 16, 2005 that provides for the issuance of up to 1,847,000 shares of common stock to employees, consultants and directors under stock purchase rights, stock bonuses, restricted stock, restricted stock units, performance awards, performance units and deferred compensation awards. With the adoption of the 2005 Incentive Plan, we terminated our 1996 Stock Option Plan, 1996 Outside Directors Stock Option Plan and 1998 Non-Statutory Stock Option Plan except for those provisions necessary to administer the outstanding options. The 2005 Incentive Plan contains certain restrictions that limit the number of shares that may be issued and cash awarded under each type of award, including a limitation that awards granted in any given year can be no more than one percent (2%) of the total number of shares of common stock outstanding as of the last day of the preceding fiscal year. Awards granted under the 2005 Incentive Plan will be in such form as the Compensation Committee shall from time to time establish and may or may not be subject to vesting conditions based on the satisfaction of service requirements or other conditions, restrictions or performance criteria including the Company’s achievement of annual operating goals. Restricted stock and restricted stock units may also be granted as a component of an incentive package offered to new employees or to existing employees based on performance or in connection with a promotion, and will generally vest over a three-year period, commencing at the date of grant. We measure the fair value of awards under the 2005 Incentive Plan based on the market price of the underlying common stock as of the date of grant. The awards are amortized over their applicable vesting period using the straight-line method.

Our Board of Directors approved a special Manugistics Integration Incentive Plan (“Integration Plan”) on August 18, 2006. The Integration Plan provides for the issuance of contingently issuable restricted stock units under the 2005 Performance Incentive Plan to executive officers and certain other members of our management team if we are able to successfully integrate the Manugistics acquisition and achieve a defined performance threshold goal in 2007. The performance threshold goal is defined as $85.0 million of adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) which excludes non-routine expenses such as restructuring charges that cannot be predicted and typically relate to a change in our business model, non-routine expenses such a sale of an office facility that are not directly related to our core business and stock-based compensation that is not an expense that typically requires or will require cash settlement by the Company. A partial pro-rata issuance of restricted stock units will be made if we achieve a minimum performance threshold. The restricted stock units, if any, will be issued after the announcement of our 2007 financial results in January 2008 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. No stock-based compensation expense was recognized in 2006 related to the Integration Plan as management determined it was not probable that the performance condition would be met.

The Board has subsequently approved modifications to certain of the awards granted to executive officers and approved additional awards for new participants in the Integration Plan. The restricted stock units, if any, under these modified awards will also be issued after the announcement of our 2007 financial results in January 2008 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. The Company’s performance against the defined performance threshold goal will be evaluated on a quarterly basis throughout 2007 and stock-based compensation recognized over the requisite service periods that run from the date of the various board approvals through January 2010, pursuant to the guidance in SFAS No. 123 (R). Through June 30, 2007, a total of 467,946 contingently issuable restricted stock units, net of forfeitures, have been awarded under the Integration Plan. A deferred compensation charge of approximately $7.5 million and related increase to additional paid-in capital has been recorded in the equity section of our balance sheet for the total grant date fair value related to the potential issuance of these restricted share units. Although all necessary service and performance conditions have not been met as of June 30, 2007, based on our results for the six months ended June 30, 2007 and the outlook for the remainder of 2007, management has determined that it is now probable that the performance condition will ultimately be met. As a result, we have recorded $1.7 million in stock-based compensation expense related to these awards in the six months ended June 30, 2007, including $890,000 during second quarter 2007. This charge is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.” If we achieve the $85.0 million EBITDA performance threshold goal, as defined, we would expect to recognize approximately $5.0 million of stock-based compensation on these awards in 2007.

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

We are exposed to interest rate risk in connection with our long-term debt which provides for quarterly interest payments at the London Interbank Offered Rate (“LIBOR”) + 2.25%. To manage this risk, we entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. We have structured the interest rate swap with decreasing notional amounts to match the expected pay down of the debt. The notional value of the interest rate swap was $104.4 million at June 30, 2007 and represented approximately 100% of the aggregate term loan balance. The interest rate swap agreement is effective through October 5, 2009 and has been designated a cash flow hedge derivative. We evaluate the effectiveness of the cash flow hedge derivative on a quarterly basis. During the six months ended June 30, 2007 the hedge was highly effective and a net unrealized gain of $258,000 was recorded in “Accumulated other comprehensive income (loss).”
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
          Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 40% of our total revenues in the six months ended June 30, 2007 and in the year ended December 31, 2006. In addition, the identifiable net assets of our foreign operations totaled 30% of consolidated net assets at June 30, 2007, as compared to 28% at December 31, 2006. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting unrealized foreign currency exchange gains of $1.3 million in each of the six months ended June 30, 2007 and 2006.
     Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net working capital as of June 30, 2007 to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the June 30, 2007 rates would result in a currency translation loss of $1.3 million before tax. We use derivative financial instruments to manage this risk.
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
     At June 30, 2007, we had forward exchange contracts with a notional value of $29.5 million and an associated net forward contract receivable of $69,000. At December 31, 2006, we had forward exchange contracts with a notional value of $20.7 million and an associated net forward contract liability of $22,000. The forward contract receivables or liabilities are included in prepaid expenses and other current assets or accrued expenses and other liabilities as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We prepared sensitivity analyses of the impact of changes in foreign currency exchange rates on our forward exchange contracts at June 30, 2007. Based on the results of these analyses, a 10% adverse change in all foreign currency rates from the June 30, 2007 rates would result in a net forward contract liability of $709,000 that would increase the underlying currency transaction loss on our net foreign assets. We recorded foreign currency exchange contract gains of $103,000 in the six months ended June 30, 2007 and foreign currency exchange contract gains of $76,000 in the six months ended June 30, 2006.
     Interest rates. We have historically invested our cash in a variety of financial instruments denominated in U.S. dollars, including bank time deposits and variable and fixed rate obligations of the U.S. Government and its agencies, states, municipalities, commercial paper and corporate bonds, and have classified all of our investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on our investments is reflected in our financial statements under the caption “Other income (expense), net.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have suffered a decline in market value due to a change in interest rates. We hold our investment securities for purposes other than trading. During second quarter 2006, we liquidated substantially all of our investments through sales or maturities in order to generate cash to complete the acquisition of Manugistics on July 5, 2006. There were no securities held as of December 31, 2006 or June 30, 2007 and our excess cash balances were primarily invested in money market accounts.
     We are exposed to interest rate risk in connection with our long-term debt which provides for quarterly interest payments at the London Interbank Offered Rate (“LIBOR”) + 2.25%. To manage this risk, we entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. We have structured the interest rate swap with decreasing notional amounts to match the expected pay down of the debt. The notional value of the interest rate swap was $104.4 million at June 30, 2007 and represented approximately 100% of the aggregate term loan balance. The interest rate swap agreement is effective through October 5, 2009 and has been designated a cash flow hedge derivative. We evaluate the effectiveness of the cash flow hedge derivative on a quarterly basis. During the six months ended June 30, 2007 the hedge was highly effective and a net unrealized gain of $258,000 was recorded in “Accumulated other comprehensive income (loss).”
     Item 4: Controls and Procedures
     Disclosure controls and procedures. During and subsequent to the reporting period, and under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”) as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on June 30, 2007 were effective to ensure that information required to be disclosed in our reports to be filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding disclosures and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     Internal control over financial reporting. The term “internal control over financial reporting” is defined under Rule 13a-15(f) of the Act and refers to the process of a company that is designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements. There were no changes in our internal controls over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not currently believe the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.
Item 1A. Risk Factors
     We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition, results of operations or the market price of our stock. This section should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2007 and for the three months then ended contained elsewhere in this Form 10-Q.

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
•	The difficulty of predicting demand for our software products and services, including the size and timing of individual contracts and our ability to recognize revenue with respect to contracts signed in a given quarter, particularly with respect to our larger customers;

•	Changes in the length and complexity of our sales cycle, including changes in the contract approval process at our customers and potential customers that now require a formal proposal process, a longer decision making period and additional layers of customer approval, often including authorization of the transaction by senior executives, boards of directors and significant equity investors;

•	Competitive pricing pressures and competitive success or failure on significant transactions;

•	Customer order deferrals resulting from the anticipation of new products, economic uncertainty, disappointing operating results by the customer, management changes, corporate reorganizations or otherwise;

•	The timing of new software product and technology introductions and enhancements to our software products or those of our competitors, and market acceptance of our new software products and technology;

•	Lack of desired features and functionality in our individual products or our suite of products;

•	Changes in the number, size or timing of new and renewal maintenance contracts or cancellations;

•	Unplanned changes in our operating expenses;

•	Changes in the mix of domestic and international revenues, or expansion or contraction of international operations;

•	Our ability to complete fixed price consulting contracts within budget;

•	Foreign currency exchange rate fluctuations;

•	Lower-than-anticipated utilization in our consulting services group as a result of increased competition, reduced levels of software sales, reduced implementation times for our products, changes in the mix of demand for our software products, mergers and consolidations within our customer base, or other reasons; and

•	Our limited ability to reduce costs in the short term to compensate for any unanticipated shortfall in product or services revenue.
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

implementations which could impact our development schedule for the release of additional JDA Enterprise Architecture products.
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
     We rely on a combination of copyright, trade secrets, confidentiality procedures, contractual commitments and patents to protect our proprietary information. Despite our efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property. In addition, the laws of some countries do not provide the same level of protection of our proprietary rights as do the laws of the United States or are not adequately enforced in a timely manner. If we cannot protect our proprietary technology against unauthorized copying or use, we may not remain competitive.
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
     The enterprise software market continues to consolidate and this has resulted in larger, new competitors with significantly greater financial, technical and marketing resources than we possess. This could create a significant competitive advantage for our competitors and negatively impact our business. The consolidation trend is evidenced by our acquisition of Manugistics Group, Inc., Oracle’s acquisitions of Retek, ProfitLogic, Inc., 360Commerce, and Global Logistics Technologies, Inc. (G-LOG), and SAP AG’s acquisitions of Triversity, Inc. and Khimetrics, Inc. Oracle did not compete with our retail specific products prior to its acquisitions of Retek, ProfitLogic, Inc., 360Commerce, and Global Logistics Technologies, Inc. It is difficult to estimate what long term effect these acquisitions will have on our competitive environment. We have encountered competitive situations with Oracle in certain of our international markets where, in order to encourage customers to purchase their retail applications, we suspect they have offered to license their database applications at no charge. We have also encountered competitive situations with SAP AG where, in order to encourage customers to purchase licenses of its non-retail applications and gain retail market share, they have offered to license at no charge certain of its retail software applications that compete with our JDA Enterprise Architecture solutions. If large competitors such as Oracle and SAP AG and other large private companies are willing to license their retail and/or other applications at no charge it may result in a more difficult competitive environment for our products. In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the retail supply chain market. We cannot guarantee that we will be able to compete successfully for customers or acquisition targets against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.
We are dependent upon the retail supply chain
     Historically, we have derived over 75% of our revenues from the license of software products and the performance of related services to retail customers. This percentage decreased, as expected, to 52% in the second half of 2006 and 53% in the six months ended June 30, 2007 with the acquisition of Manugistics. However, since many of manufacturing and distribution customers acquired from Manugistics directly or indirectly supply products to the retail industry, the success of most of our customers is directly linked to general economic conditions, as well as those of the retail industry. In addition, we believe that the licensing of certain of our software products involves a large capital expenditure, which is often accompanied by large-scale hardware purchases or other capital commitments. As a result, demand for our products and services could decline in the event of instability or potential economic downturn.
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
There are many risks associated with international operations
     International revenues represented 40% of our total revenues in the six months ended June 30, 2007 and during 2006. If our international operations grow, we may need to recruit and hire new consulting, sales and marketing and support personnel in the countries in which we have or will establish offices. Entry into new international markets typically requires the establishment of new marketing and distribution channels, as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. In addition, the opening of a new office typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. If we are less successful in a new market than we expect, we may not be able to realize an adequate return on our initial investment and our operating results could suffer. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, that we will be successful at hiring, training or retaining such personnel or that we can expand or contract our international operations in a timely, cost effective manner. If we have to downsize certain international operations, the costs to do so are typically much higher than downsizing costs in the United States, particularly in Europe.
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
     The requirements and limitations of the indebtedness increase our vulnerability to general adverse economic conditions, and limit our ability to respond to changes and challenges in our business. In addition, a failure to comply with these restrictions could result in a default under these financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that we are unable to cure or the inability to secure a necessary consent or waiver could have a material adverse effect on our business, financial condition or results of operations. We have repaid over $72 million of this debt since completing the acquisition of Manugistics.
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
The Manugistics product development center in India poses significant risks
     In 2005, Manugistics opened a product development facility in Hyderabad, India and moved a substantial portion of its product development to India. We have grown and plan to continue to grow our employee base in this facility. In addition, we maintain relationships with third parties in India to which we outsource a portion of our product development effort, as well as certain customer implementation and support services. We will likely continue to increase the proportion of our product development work being performed at our facility in India in order to increase product development resources and to take advantage of cost efficiencies associated with India’s lower wage scale. We may not achieve the cost savings and other benefits we anticipate from this program. We may not be able to find or retain sufficient numbers of developers with the necessary skill sets in India to meet our needs. Further, we have a heightened risk exposure to changes in the economic, security and political conditions of India as we invest greater resources in our India facility. Economic and political instability, terrorist activities, military actions and other unforeseen occurrences in India could impair our ability to develop and introduce new software applications and functionality in a timely manner, which could put our products at a competitive disadvantage whereby we lose existing customers and fail to attract new customers.
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
Item 4. Submission of Matters to a Vote of Security Holders
     Our 2007 Annual Meeting of Stockholders was held May 14, 2007 at our World Headquarters at 14400 North 87th Street, Scottsdale, Arizona 85260. Three proposals were voted on at the Annual Meeting and the results of the voting are as follows:

     Proposal No. 1. To elect two Class II Director to serve a three-year term on our Board of Directors. The Class II Director nominees were Douglas G. Marlin and Jock Patton. Mr. Marlin received the following votes: For – 26,266,749; Against – 497,740. Mr. Patton received the following votes: For – 26,296,255; Against – 468,234. The terms of J. Michael Gullard, our Class I Director, and James D. Armstrong and Orlando Bravo, our Class III directors, continued after the Annual Meeting of Stockholders.
     Proposal No. 2. To amend our 2005 Performance Incentive Plan to increase the annual award limit in any given year from 1% to 2% of the total number of shares of stock outstanding as of the last day of the preceding fiscal year. Proposal No. 2 received the following votes: For – 19,488,328; Against – 1,761,243; Abstained – 1,046,809.
     Proposal No. 3. To ratify the appointment of Deloitte & Touche LLP as our independent public accountants for the year ending December 31, 2007. Proposal No. 3 received the following votes: For – 26,589,203; Against – 174,412; Abstained – 873.
Item 5. Other Information – Not applicable
Item 6. Exhibits – See Exhibit Index

JDA SOFTWARE GROUP, INC.
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDA SOFTWARE GROUP, INC.
Dated: August 9, 2007	By:	/s/ Kristen L. Magnuson
Kristen L. Magnuson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #		Description of Document
2.1▲▲▲▲	—	Agreement and Plan of Merger by and between JDA Software Group, Inc., Stanley Acquisition Corp. and Manugistics Group, Inc. dated April 24, 2006.

2.2▲▲▲	—	Voting Agreement by and among JDA Software Group, Inc., Manugistics Group, Inc. and other parties signatory thereto dated as of April 24, 2006.

3.1****	—	Third Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated July 23, 2002.

3.2**	—	First Amended and Restated Bylaws of JDA Software Group, Inc.

3.3▲▲▲▲	—	Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc filed with the Secretary of State of the State of Delaware on July 5, 2006.

3.4††††	—	Certificate of Correction filed to correct a certain error in the Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc. filed with the Secretary of State of the State of Delaware on July 5, 2006.

4.1*	—	Specimen Common Stock Certificate of JDA Software Group, Inc.

10.1*(1)	—	Form of Indemnification Agreement.

10.2♦♦ (1)	—	1996 Stock Option Plan, as amended on March 28, 2003.

10.3*(1)	—	1996 Outside Directors Stock Option Plan and forms of agreement thereunder.

10.4♦♦ (1)	—	Executive Employment Agreement between James D. Armstrong and JDA Software Group, Inc. dated July 23, 2002, together with Amendment No. 1 effective August 1, 2003.

10.5♦♦ (1)	—	Executive Employment Agreement between Hamish N. Brewer and JDA Software Group, Inc. dated January 22, 2003, together with Amendment No. 1 effective August 1, 2003.

10.6 ****(1)	—	Executive Employment Agreement between Kristen L. Magnuson and JDA Software Group, Inc. dated July 23, 2002.

10.7♦♦ (1)	—	1998 Nonstatutory Stock Option Plan, as amended on March 28, 2003.

10.9▲▲▲▲	—	Credit Agreement dated as of July 5, 2006, among JDA Software Group, Inc., Manugistics Group, Inc., Citicorp North America, Inc., Citibank, N.A., Citigroup Global Markets Inc., UBS Securities LLC and Wells Fargo Foothill, LLC and the Lenders named therein.

10.9.1	—	Amendment No. 1 to Credit Agreement dated July 26, 2007, among JDA Software Group, Inc., Manugistics Group, Inc., Citicorp North America, Inc., Citibank, N.A., Citigroup Global Markets Inc., UBS Securities LLC and Wells Fargo Foothill, LLC and the Lenders named therein.

10.10♦♦ (2)	—	Value-Added Reseller License Agreement for Uniface Software between Compuware Corporation and JDA Software Group, Inc. dated April 1, 2000, together with Product Schedule No. One dated June 23, 2000, Product Schedule No. Two dated September 28, 2001, and Amendment to Product Schedule No. Two dated December 23, 2003.

10.11♦♦ (1)	—	JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 2004.

10.12**(1)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and Kristen L. Magnuson, amending certain stock options granted to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on September 11, 1997 and January 27, 1998.

10.13†(1)	—	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement).

Exhibit #		Description of Document
10.14††(1)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.15♦(1)(3)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.16♦ (1)(3)	—	Form of Nonstatutory Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.17♦ (1)(4)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.18♦ (1)(5)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.19††† (1)	—	Executive Employment Agreement between Christopher Koziol and JDA Software Group, Inc. dated June 13, 2005.

10.20▲ (1)	—	Restricted Stock Units Agreement between Christopher Koziol and JDA Software Group, Inc. dated November 3, 2005.

10.21▲ (1)	—	Form of Restricted Stock Unit Agreement to be used in connection with restricted stock units granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.22▲▲ (1)	—	Standard Form of Restricted Stock Agreement to be used in connection with restricted stock granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.23▲▲ (1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Hamish N. Brewer pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.24▲▲ (1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Kristen L. Magnuson pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.25▲▲ (1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Christopher J. Koziol pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.26▲▲▲	—	Preferred Stock Purchase Agreement by and among JDA Software Group, Inc. and Funds Affiliated with Thoma Cressey Equity Partners Inc. dated as of April 23, 2006.

10.27▲▲▲	—	Registration Rights Agreement Between JDA Software Group, Inc. and Funds Affiliated With Thoma Cressey Equity Partners Inc. dated as of April 23, 2006.

14.1♦♦	—	Code of Business Conduct and Ethics.

21.1♦♦♦	—	Subsidiaries of Registrant.

31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, as filed on May 10, 2005.

****	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 12, 2002.

†	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998.

††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed on November 13, 1998.

†††	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 16, 2005, as filed on June 20, 2005.

††††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed on November 9, 2006.

♦	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.

♦♦	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004.

♦♦♦	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed on March 16, 2007.

▲	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 28, 2005, as filed on November 3, 2005.

▲▲	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 16, 2006.

▲▲▲	Incorporated by reference to the Company’s Current Report on Form 8-K/A (Amendment No. 1) dated April 24, 2006, as filed on April 27, 2006.

▲▲▲▲	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 5, 2006, as filed on July 7, 2006.

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(2)	Confidential treatment has been granted as to part of this exhibit.

(3)	Applies to James D. Armstrong.

(4)	Applies to Hamish N. Brewer.

(5)	Applies to Senior Executive Officers with the exception of James D. Armstrong and Kristen L. Magnuson.