Form 10-Q
period 2007-09-30
JDA SOFTWARE GROUP INC
filed 2007-11-09
CIK 1006892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐      No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 30,162,415 as of November 2, 2007.

JDA SOFTWARE GROUP, INC.
FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts, unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash	$82,571	$53,559
Accounts receivable, net	70,330	79,491
Deferred tax asset	8,872	16,736
Prepaid expenses and other current assets	16,848	17,011

Total current assets	178,621	166,797

Non-Current Assets:
Property and equipment, net	43,974	48,391
Goodwill	138,571	145,976
Other Intangibles, net:
Customer lists	147,887	158,519
Acquired software technology	30,939	35,814
Trademarks	3,432	4,691
Deferred tax asset	67,032	54,164
Other non-current assets	9,665	10,392

Total non-current assets	441,500	457,947

Total Assets	$620,121	$624,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,722	$4,843
Accrued expenses and other liabilities	45,268	47,183
Income tax payable	8,780	3,725
Current portion of long-term debt	3,281	3,281
Deferred revenue	71,735	66,662

Total current liabilities	132,786	125,694

Non-Current Liabilities:
Long-term debt	98,250	137,813
Accrued exit and disposal obligations	12,758	20,885
Liability for uncertain tax positions	3,540	—

Total non-current liabilities	114,548	158,698

Total Liabilities	247,334	284,392

Redeemable Preferred Stock	50,000	50,000

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized, 50,000,000 shares; issued 31,198,353 and 30,569,447 shares, respectively	312	305
Additional paid-in capital	292,709	275,705
Deferred compensation	(5,598)	(904)
Retained earnings	45,169	27,628
Accumulated other comprehensive income	3,754	1,018

	336,346	303,752
Less treasury stock, at cost, 1,186,498 and 1,176,858 shares, respectively	(13,559)	(13,400)

Total stockholders’ equity	322,787	290,352

Total liabilities and stockholders’ equity	$620,121	$624,744

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Software licenses	$15,505	$13,741	$51,159	$31,237
Maintenance services	43,753	42,923	131,192	86,249

Product revenues	59,258	56,664	182,351	117,486

Consulting services	31,499	29,872	84,706	65,145
Reimbursed expenses	2,888	2,667	8,055	6,187

Service revenues	34,387	32,539	92,761	71,332

Total revenues	93,645	89,203	275,112	188,818

Cost of Revenues:
Cost of software licenses	642	591	1,831	1,353
Amortization of acquired software technology	1,502	1,882	4,875	4,285
Cost of maintenance services	11,239	9,101	33,988	22,029

Cost of product revenues	13,383	11,574	40,694	27,667

Cost of consulting services	21,016	22,496	62,616	47,265
Reimbursed expenses	2,888	2,667	8,055	6,187

Cost of service revenues	23,904	25,163	70,671	53,452

Total cost of revenues	37,287	36,737	111,365	81,119

Gross Profit	56,358	52,466	163,747	107,699

Operating Expenses:
Product development	11,934	16,818	37,717	38,821
Sales and marketing	14,925	13,559	44,836	31,067
General and administrative	10,365	10,592	31,499	23,904
Amortization of intangibles	3,963	3,540	11,889	5,324
Restructuring charges	—	3,461	6,276	3,982
Gain on sale of office facility	—	—	(4,128)	—

Total operating expenses	41,187	47,970	128,089	103,098

Operating Income	15,171	4,496	35,658	4,601

Interest expense and amortization of loan fees	(2,757)	(4,067)	(9,382)	(4,147)
Interest income and other, net	956	831	2,420	3,135
Change in fair value of Series B Preferred Stock conversion feature	—	(1,069)	—	(1,069)

Income Before Income Taxes	13,370	191	28,696	2,520
Income tax provision	5,062	339	10,149	1,106

Net Income (Loss)	8,308	(148)	18,547	1,414
Adjustment to increase the carrying amount of the Series B Preferred Stock to its redemption value	—	(10,896)	—	(10,896)

Income (Loss) Applicable To Common Shareholders	$8,308	$(11,044)	$18,547	$(9,482)

Basic Earnings (loss) Per Share Applicable to Common Shareholders	$.25	$(.38)	$.56	$(.33)

Diluted Earnings (loss) Per Share Applicable to Common Shareholders	$.24	$(.38)	$.55	$(.33)

Shares Used To Compute:
Basic earnings (loss) per share applicable to common shareholders	33,525	29,241	33,275	29,173

Diluted earnings (loss) per share applicable to common shareholders	34,374	29,241	33,966	29,173

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
NET INCOME (LOSS)	$8,308	$(148)	$18,547	$1,414

OTHER COMPREHENSIVE INCOME:
Unrealized holding loss on marketable securities available for sale, net	—	—	—	(37)
Change in fair value of interest rate swap	(600)	—	(342)	—
Foreign currency translation gain	1,779	50	3,078	1,337

Total other comprehensive income	1,179	50	2,736	1,300

COMPREHENSIVE INCOME (LOSS)	$9,487	$(98)	$21,283	$2,714

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months
	Ended September 30,
	2007	2006
		(As Restated
		- See Note 2)
OPERATING ACTIVITIES:
Net income	$18,547	$1,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,769	15,679
Provision for doubtful accounts	1,590	—
Amortization of loan origination fees	1,644	548
Tax benefit – employee stock benefit plans	(863)	(254)
Share-based compensation expense	4,172	530
Net gain on sale of office facility	(4,128)	—
Net gain on disposal of property and equipment	(18)	(73)
Change in the fair value of the Series B Preferred Stock conversion feature	—	1,069
Deferred income taxes	309	(362)
Changes in assets and liabilities, net of effects from business acquisition:
Accounts receivable	10,613	(901)
Prepaid expenses and other current assets	(1,423)	(2,513)
Accounts payable	(1,456)	(5,733)
Accrued expenses and other liabilities	(2,162)	260
Income tax payable	6,835	431
Deferred revenue	6,240	2,380

Net cash provided by operating activities	63,669	12,475

INVESTING ACTIVITIES:
Purchase of marketable securities	—	(26,075)
Sales of marketable securities	—	46,645
Maturities of marketable securities	—	19,864
Acquisition of Manugistics Group, Inc., net of cash acquired	—	(72,886)
Payment of direct and restructuring costs related to acquisitions	(6,333)	(3,652)
Payments received on promissory note receivable	—	1,213
Purchase of other property and equipment	(5,139)	(4,058)
Proceeds from disposal of property and equipment	6,849	107

Net cash used in investing activities	(4,623)	(38,842)

FINANCING ACTIVITIES:
Issuance of Series B Convertible Preferred Stock	—	50,000
Issuance of common stock – equity plans	7,282	2,200
Excess tax benefits from stock-based compensation	863	254
Purchase of treasury stock	(159)	(165)
Borrowings under term loan agreement	—	175,000
Loan origination fees	—	(6,576)
Principal payments on term loan agreement and debt issuance costs	(39,563)	(35,000)
Repayment of 5% convertible subordinated notes	—	(173,954)
Repayment of capital lease obligations	—	(546)

Net cash (used in) provided by financing activities	(31,577)	11,213

Effect of exchange rates on cash	1,543	984

Net increase (decrease) in cash and cash equivalents	29,012	(14,170)

CASH, BEGINNING OF PERIOD	53,559	71,035

CASH, END OF PERIOD	$82,571	$56,865

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months
	Ended September 30,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$4,234	$2,276

Cash paid for interest	$7,438	$698

Cash received for income tax refunds	$1,297	$102

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Decrease in retained earnings from an accrual for uncertain tax positions	$1,006	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:

Reduction of goodwill recorded in the acquisition of Manugistics Group, Inc.	$7,405	$—
Reduction of goodwill recorded in the acquisition of E3 Corporation	$—	$96

ACQUISITION OF MANUGISTICS GROUP, INC.:

Fair value of current assets acquired		$(203,846)
Fair value of fixed assets acquired		(5,861)
Goodwill		(78,135)
Customer lists		(142,800)
Software technology		(26,300)
Trademarks		(3,000)
Net deferred tax assets acquired		(41,659)
Fair value of other non-current assets acquired		(4,747)

Total assets acquired		(506,348)
Fair value of deferred revenue assumed		41,108
Fair value of other current liabilities assumed		28,374
Fair value of convertible debt and capital lease obligations assumed		176,046
Fair value of other non-current liabilities assumed		6,538

Total estimated cost of Manugistics Group, Inc		(254,282)
Reserves for restructuring charges related to the acquisition		31,004
Cash acquired		150,392

Total cash expended to acquire Manugistics Group, Inc		$(72,886)

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of JDA Software Group, Inc. (“we” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
     Certain reclassifications have been made to the consolidated financial statements for the three and nine months ended September 30, 2006 in order to conform to the current presentation. In the consolidated statement of income, we have split the caption “Net investment income (interest expense)” into two separate captions, “Interest expense and amortization of loan fees” and “Interest income and other, net.” In addition, we have updated the supplemental disclosures in the consolidated statement of cash flows to reflect the final purchase price allocation on the acquisition of Manugistics Group, Inc.
2. Restatement of Cash Flow Statement
     Subsequent to the issuance of the condensed consolidated financial statements for the quarterly period ended September 30, 2006, the Company determined that certain information presented in the condensed consolidated statement of cash flows for the nine months ended September 30, 2006 contained errors in classification. Restatement adjustments have been made to correct these errors in classification. The restatement adjustments include (i) the presentation of payments totaling $3.2 million for direct costs associated with the acquisition of Manugistics Group, Inc. (“Manugistics”) from a change in accrued expenses and other liabilities in net cash provided by operating activities to an investing activity under the caption “Payment of direct and restructuring costs related to acquisitions” and (ii) the presentation of $254,000 of excess tax benefits from employee stock plans as a financing activity under the caption “Excess tax benefits from stock-based compensation.” The correction of these errors in classification did not affect the carrying amount of assets and liabilities, net income or earnings per share reported for the nine months ended September 30, 2006. These items were properly presented in the consolidated statement of cash flows for the year ended December 31, 2006. The following summarizes the corrections made to the condensed consolidated statement of cash flows for the nine months ended September 30, 2006:

	As Previously	Restatement
	Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Tax benefit – employee stock benefit plans	$254	$(508)	$(254)
Accrued expenses and other liabilities	(2,970)	3,230	260
Income tax payable	142	289	431
Net cash provided by operating activities	9,464	3,011	12,475
INVESTING ACTIVITIES:
Payment of direct and restructuring costs related to acquisitions	(422)	(3,230)	(3,652)
Net cash used in investing activities	(35,612)	(3,230)	(38,842)
FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	35	219	254
Net cash provided by financing activities	10,994	219	11,213

3. Derivative Instruments and Hedging Activities
     We account for derivative financial instruments in accordance with Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations that are denominated in a currency other than the functional currency of the subsidiary. The exposures relate primarily to the gain or loss recognized in earnings from the settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days and are not designated as hedging instruments under SFAS No. 133. The forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign denominated assets and liabilities.
     At September 30, 2007, we had forward exchange contracts with a notional value of $27.8 million and an associated net forward contract receivable of $495,000. At December 31, 2006, we had forward exchange contracts with a notional value of $20.7 million and an associated net forward contract liability of $22,000. The forward contract receivables or liabilities are included under the captions “Prepaid expenses and other current assets” or “Accrued expenses and other liabilities” as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded a foreign currency exchange contract gain of $202,000 in the nine months ended September 30, 2007 and a foreign currency exchange contract loss of $148,000 in the nine months ended September 30, 2006.
     We are exposed to interest rate risk in connection with our long-term debt which provides for quarterly interest payments at the London Interbank Offered Rate (“LIBOR”) + 2.25%. To manage this risk, we entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. We have structured the interest rate swap with decreasing notional amounts to match the expected pay down of the debt. The notional value of the interest rate swap was $94.9 million at September 30, 2007 and represented approximately 95% of the aggregate term loan balance. The interest rate swap agreement is effective through October 5, 2009 and has been designated a cash flow hedge derivative. We evaluate the effectiveness of the cash flow hedge derivative on a quarterly basis. During the nine months ended September 30, 2007 the hedge was highly effective and a net unrealized loss of $600,000 was recorded in “Accumulated other comprehensive income.”
4. Promissory Note Receivable
     On March 13, 2006 we received payment in full of the remaining $1.2 million outstanding balance under the Second Amended and Restated Secured Promissory Note with Silvon Software, Inc.
5. Goodwill and Other Intangibles, net
     Goodwill and other intangible assets consist of the following:

		September 30, 2007		December 31, 2006
	Estimated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
Goodwill		$138,571	$—	$145,976	$—

Other intangibles:

Amortized intangible assets

Customer Lists	8 to 13 years	183,383	(35,496)	183,383	(24,864)

Acquired software technology	5 to 15 years	65,847	(34,908)	65,847	(30,033)
Trademarks	3 to 5 years	5,191	(1,759)	5,191	(500)

		254,421	(72,163)	254,421	(55,397)

		$392,992	$(72,163)	$400,397	$(55,397)

     We recorded a $7.4 million reduction in goodwill in the nine months ended September 30, 2007 as a result of certain adjustments made to the preliminary estimated fair values of the assets and liabilities assumed in the acquisition of Manugistics. The purpose of these adjustments was primarily to finalize the fair value of the account receivable balances, to increase the long-term deferred tax assets, to adjust the reserves for the estimated costs to exit certain activities of Manugistics (see Note 6), to record a $2.9 million accrual for uncertain tax position liabilities (see Note 12) and to reduce the deferred revenue balances. The final purchase price allocation for the Manugistics acquisition is complete and no further adjustments will be made to the initial fair values of the assets and liabilities acquired. We recorded $78.1 million in goodwill on the Manugistics acquisition which has been allocated to our reporting units as follows: $46.9 million to Retail, $27.3 million to Manufacturing and Distribution and $3.9 million to Services Industries. We found no indication of impairment of our goodwill balances during the nine months ended September 30, 2007. The next annual impairment test will be performed in fourth quarter 2007.
     As of September 30, 2007, the goodwill balance has been allocated to our reporting units as follows: $89.0 million to Retail, $45.7 million to Manufacturing and Distribution, and $3.9 million to Services Industries.
     Amortization expense for the three and nine months ended September 30, 2007 was $5.5 million and $16.8 million, respectively. Amortization expense for the three and nine months ended September 30, 2006 was $5.4 million and $9.6 million, respectively. The increase in the nine months ended September 30, 2007 results from the amortization of intangible assets recorded in the acquisition of Manugistics. Amortization expense is reported in the consolidated statements of income within cost of revenues under the caption “Amortization of acquired software technology” and operating expenses under the caption “Amortization of intangibles.” As of September 30, 2007, we expect amortization expense for the remainder of 2007 and the next four years to be as follows:

2007	$5,528
2008	$21,175
2009	$19,140
2010	$17,847
2011	$17,511
6. Acquisition Reserves
     In conjunction with the acquisition of Manugistics, we recorded initial acquisition reserves of $47.4 million for restructuring charges and other direct costs associated with the acquisition. These costs related primarily to facility closures, employee severance and termination benefits, investment banker fees, change-in-control payments, and legal and accounting costs. We decreased the acquisition reserves by $3.2 million in the nine months ended September 30, 2007 based on our revised estimates of the restructuring costs to exit certain of the activities of Manugistics. All of these adjustments were made by June 30, 2007 and were included in the final purchase price allocation. The unused portion of the acquisition reserves was $19.6 million at September 30, 2007, of which $6.8 million is included in current liabilities under the caption “Accrued expenses and other current liabilities” and $12.8 million is included in non-current liabilities under the caption “Accrued exit and disposal obligations.”

     A summary of the charges and adjustments recorded against the reserves is as follows:

			Impact of				Impact of
			Changes in	Balance			Changes in	Balance
	Initial	Cash	Exchange	December 31,	Adjustments	Cash	Exchange	September 30,
Description of charge	Reserve	Charges	Rates	2006	to Reserves	Charges	Rates	2007

Restructuring charges under EITF 95-3:
Office closures, lease terminations and sublease costs	$29,212	$(3,332)	$395	$26,275	$(3,369)	$(4,734)	$(192)	$17,980
Employee severance and termination benefits	3,607	(1,535)	—	2,072	(190)	(714)	65	1,233
IT projects, contract termination penalties, capital lease buyouts and other costs to exit activities of Manugistics	1,450	(695)	—	755	294	(779)	—	270

	34,269	(5,562)	395	29,102	(3,265)	(6,227)	(127)	19,483
Direct costs under SFAS No. 141:
Legal and accounting costs	3,367	(3,237)	—	130	90	(96)	—	124
Investment banker fees	4,555	(4,555)	—	—	—	—	—	—
Dealer manager, paying agent, depository and information agent fees	259	(259)	—	—	—	—	—	—
Due diligence fees and expenses	335	(335)	—	—	—	—	—	—
Filing fees, valuation services and other	242	(186)	—	56	(46)	(10)	—	—
Change-in-control payments	4,367	(4,367)	—	—	—	—	—	—

	13,125	(12,939)	—	186	44	(106)	—	124

Total	$47,394	$(18,501)	$395	$29,288	$(3,221)	$(6,333)	$(127)	$19,607

     The office closures, lease termination and sublease costs are costs of a plan to exit an activity of an acquired company as described in Financial Accounting Standards Board Emerging Issues Task Force Issue No. 95-3 (“EITF No. 95-3”), Recognition of Liabilities in Connection with a Purchase Business Combination, and include the estimated costs of management’s plan to shut down and/or vacate eight offices of Manugistics shortly after the acquisition date. These costs have no future economic benefit to the Company and are incremental to the other costs incurred by the Company or Manugistics. We decreased the reserves for facility closures by $3.4 million in the nine months ended September 30, 2007 due primarily to our revised estimate and finalization of market adjustments on unfavorable office facility leases in Rockville, Maryland and the United Kingdom and adjustments for sublease rentals, primarily in the Rockville facility.
     Employee severance and termination benefits are costs resulting from a plan to terminate employees from the acquired company as described in EITF No. 95-3. As of the consummation date of the acquisition, executive management approved a plan to terminate approximately 110 of the 765 full time employees of Manugistics. In the first three months following the consummation of the Manugistics acquisition, management completed the assessment of which employees would be terminated and communicated the termination arrangements to the affected employees in accordance with statutory requirements of the local jurisdictions in which the employees were located. We decreased the reserves for employee severance and termination benefits by $190,000 in the nine months ended September 30, 2007 due to our revised estimate of settlement costs on certain foreign employees. As of September 30, 2007, the remaining balance in the reserve is related to certain foreign employees.
7. Restructuring Charges
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

     As of September 30, 2007, all costs associated with the 2007 restructuring charges have been paid with the exception of a $317,000 reserve for termination benefits, primarily for foreign employees, and a $60,000 reserve for office closures which are included in the caption “Accrued expenses and other current liabilities.” We expect substantially all of the remaining termination benefits and office closure costs to be paid by December 31, 2007.
     A summary of the 2007 restructuring and office closure charges is as follows:

				Impact of
				Changes in	Balance
	Initial	Additional	Cash	Exchange	September 30,
Description of charge	Reserve	Reserves	Charges	Rates	2007

Termination benefits	$3,766	$2,142	$(5,598)	$7	$317
Office closures	145	147	(232)	—	60

Total	$3,911	$2,289	$(5,830)	$7	$377

2006 Restructuring Charges
     We recorded restructuring charges of $6.2 million in 2006, including $3.5 million in third quarter 2006. The restructuring charges were primarily related to the consolidation of two existing JDA offices in the United Kingdom into the Manugistics office facility in the United Kingdom and the elimination of certain accounting and administrative positions in Europe and Canada. The restructuring charges included $4.8 million in termination benefits and relocation bonuses and $1.4 million for office closure costs. We increased the reserves by $83,000 in first half 2007 based on our revised estimates to complete the restructuring activities. As of September 30, 2007, all costs associated with the 2006 restructuring charges have been paid with the exception of a $220,000 reserve for termination benefits, primarily for foreign employees, and $20,000 for office closures which are included in the caption “Accrued expenses and other current liabilities.” We expect substantially all of the remaining termination benefits and office closure costs to be paid by December 31, 2007.
     A summary of the 2006 restructuring and office closure charges is as follows:

			Impact of				Impact of
			Changes in	Balance			Changes in	Balance
	Initial	Cash	Exchange	December 31,	Additional	Cash	Exchange	September 30,
Description of charge	Reserve	Charges	Rates	2006	Reserves	Charges	Rates	2007

Termination benefits	$4,807	$(4,182)	$80	$705	$239	$(728)	$4	$220
Office closures	1,418	(626)	26	818	(156)	(653)	11	20

Total	$6,225	$(4,808)	$106	$1,523	$83	$(1,381)	$15	$240

8. Long-term Debt
     During the nine months ended September 30, 2007 we utilized $39.6 million of our excess cash balances to repay a portion of our long-term debt including the scheduled quarterly installments due in March, June and September 2007. As of September 30, 2007 and December 31, 2006 long-term debt consists of the following:

	September 30,	December 31,
	2007	2006

Term loans, bearing variable interest based on LIBOR + 2.25% per annum, due in quarterly installments of $437,500 through July 5, 2013, with the remaining balance due at maturity	$100,000	$139,563
Convertible Subordinated Notes assumed in the Manugistics acquisition, bearing interest at 5% per annum, maturing in November 2007	1,531	1,531

	101,531	141,094
Less current portion	(3,281)	(3,281)

	$98,250	$137,813

     We have entered into an interest rate swap agreement to fix LIBOR at 5.365% (see Note 3). As of September 30, 2007, scheduled principal maturities on outstanding debt over the next five years and thereafter are as follows:

Year	Scheduled Maturities
2007	$1,968
2008	$1,750
2009	$1,750
2010	$1,750
2011	$1,750
Thereafter	$92,563
     On July 26, 2007, the term loan credit agreement was amended to allow us to make open market cash purchases of our common stock in an aggregate amount not to exceed $75.0 million. There were no open market cash purchases of our common stock during third quarter 2007.
9. Sale of Office Facility
     In March 2007, we sold a 15,000 square foot office facility in the United Kingdom for approximately $6.3 million and recognized a gain of $4.1 million.
10. Earnings per Share
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
     The calculation of diluted earnings per share for the three and nine months ended September 30, 2007 includes the assumed conversion of the Series B Preferred Stock into common stock as of the beginning of the period. The dilutive effect of outstanding stock options is included in the diluted earnings per share calculations for 2007 and 2006 using the treasury stock method. Diluted earnings per share for the three months ended September 30, 2007 and 2006 exclude approximately 736,000 and 1.2 million, respectively of vested options for the purchase of common stock that have grant prices in excess of the average market price and as a result would be anti-dilutive. Diluted earnings per share for the nine months ended September 30, 2007 and 2006 exclude approximately 976,000 and 1.7 million, respectively of vested options for the purchase of common stock that have grant prices in excess of the average market price and as a result would be anti-dilutive. In addition, diluted earnings per share for three and nine months ended September 30, 2007 exclude 508,999 contingently issuable restricted stock units for which all necessary conditions have not been met (see Note 11). Earnings per share for the three and nine months ended September 30, 2007 and 2006 is calculated as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$8,308	$(148)	$18,547	$1,414
Less dividends paid	—	—	—	—
Adjustment to increase the carrying amount of the Series B Preferred Stock to its redemption value	—	(10,896)	—	(10,896)

Income (loss) applicable to common shareholders	$8,308	$(11,044)	$18,547	$(9,482)

Undistributed earnings (loss):
Common Stock	7,415	(11,044)	16,541	(9,482)
Series B Preferred Stock	893	—	2,006	—

Total undistributed earnings (loss)	$8,308	$(11,044)	$18,547	$(9,482)

Weighted Average Shares:
Common Stock	29,921	29,241	29,671	29,173
Series B Preferred Stock	3,604	—	3,604	—

Shares – Basic earnings (loss) per share	33,525	29,241	33,275	29,173
Dilutive common stock equivalents	849	—	691	—

Shares – Diluted earnings (loss) per share	34,374	29,241	33,966	29,173

Basic earnings (loss) per share applicable to common shareholders:
Common Stock	$.25	$(.38)	$.56	$(.33)

Series B Preferred Stock	$.25	$—	$.56	$—

Diluted earnings (loss) per share applicable to common Shareholders	$.24	$(.38)	$.55	$(.33)

11. Stock-Based Compensation
     Our Board of Directors approved a special Manugistics Integration Incentive Plan (“Integration Plan”) on August 18, 2006. The Integration Plan provides for the issuance of contingently issuable restricted stock units under the 2005 Performance Incentive Plan to executive officers and certain other members of our management team if we are able to successfully integrate the Manugistics acquisition and achieve a defined performance threshold goal in 2007. A partial pro-rata issuance of restricted stock units will be made if we achieve a minimum performance threshold. The restricted stock units, if any, will be issued the day after our Audit Committee approves the Company’s 2007 financial results in January 2008 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. No stock-based compensation expense was recognized in 2006 related to the Integration Plan as management determined it was not probable that the performance condition would be met.
     The Board subsequently approved additional awards for executive officers and new participants in the Integration Plan. The restricted stock units, if any, under these awards will also be issued the day after our Audit Committee approves the Company’s 2007 financial results in January 2008 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. The Company’s performance against the defined performance threshold goal has been evaluated on a quarterly basis throughout 2007 and stock-based compensation recognized on a graded vesting basis over the requisite service periods that run from the date of the various board approvals through January 2010. Through September 30, 2007, a total of 508,999 contingently issuable restricted stock units, net of forfeitures, have been awarded under the Integration Plan. A deferred compensation charge of approximately $8.1 million and related increase to additional paid-in capital has been recorded in the equity section of our balance sheet for the total grant date fair value related to the potential issuance of these restricted share units. Although all necessary service and performance conditions have not been met as of September 30, 2007, based on our results for the nine months ended September 30, 2007 and the outlook for the remainder of 2007, management has determined that it is probable that the performance condition will ultimately be met. As a result, we have recorded $3.5 million in stock-based compensation expense related to these awards in the nine months ended September 30, 2007, including $1.8 million during third quarter 2007. This charge is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.” If we achieve the defined performance threshold goal we would expect to recognize approximately $5.4 million of total stock-based compensation on these awards in 2007.
     During the nine months ended September 30, 2007 and 2006, we recorded stock-based compensation expense of $666,000 and $530,000, respectively related to other 2005 Incentive Plan awards.

12. Income Taxes
     We calculate our tax provision on an interim basis using the year-to-date effective tax rate and record discrete tax adjustments in the reporting period in which they occur. Because the Company is subject to income taxes in numerous jurisdictions and the timing of software and consulting income by jurisdiction can vary significantly, we are unable to reliably estimate an overall annual effective tax rate. In accordance with Financial Accounting Standards Board Interpretation No. 18, “Accounting for Income Taxes in Interim Periods - an interpretation of APB Opinion No. 28,” we calculate our tax provision on an interim basis using the year-to-date effective tax rate and record discrete tax adjustments in the reporting period in which they occur. A summary of the income tax provision for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Income before income tax provision	$13,370	$191	$28,696	$2,520
Effective tax rate	37.9%	164.9%	35.6%	45.2%

Income tax provision at effective tax rate	5,062	315	10,212	1,139

Discrete tax item benefits:
Changes in estimate	—	24	(63)	(33)

Total discrete tax item benefits	—	24	(63)	(33)

Income tax provision	$5,062	$339	$10,149	$1,106

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
     The effective tax rate used to record the income tax provision in the three and nine months ended September 30, 2007 and 2006 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during third quarter 2007 and 2006 of $505,000 and $166,000, respectively, and during the nine months ended September 30, 2007 and 2006 of $863,000 and $254,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in capital.
     The effective tax rate in the three and nine months ended September 30, 2007 is higher than the federal statutory rate of 35% due to nondeductible items and state income taxes. The effective tax rate in the three and nine months ended September 30, 2006 is higher than the federal statutory rate of 35% due primarily to the non-deductibility of the expense for the change in fair value of the conversion feature of the Series B Preferred Stock.
     We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. The amount of unrecognized tax benefits at January 1, 2007 was $3.5 million, of which $799,000 would impact our effective tax rate if recognized. With the adoption of FIN 48, we recognized a charge of approximately $1.0 million to beginning retained earnings for uncertain tax positions. In addition, a FIN 48 adjustment of $2.9 million was made to the purchase price allocation on the Manugistics acquisition to record a tax liability for uncertain tax positions which increased the goodwill balance. We do not believe there are uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
     The FIN 48 adjustments on January 1, 2007 include an accrual of approximately $403,000 for interest and penalties. To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision. We have accrued additional interest and penalties related to uncertain tax positions of $115,000 and $445,000 in the three and nine months ended September 30, 2007, respectively which are included as a component of income tax expense.
     We conduct business globally and, as a result, JDA Software Group, Inc. or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subjected to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, China, France, Germany, Hong Kong, Italy, Japan, Singapore, Spain, the U.K. and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2002. The Internal Revenue Service has completed their examination of the 2003 and 2004 tax years without any material adjustments. We are currently under audit by the Internal Revenue Service for the 2006 tax year. We do not expect the examination phase of this audit to be completed in 2007 nor do we anticipate any material adjustments. We are also under examination in Germany and Canada. We do not anticipate material adjustments from either of these audits.
     JDA Software Group, Inc. has accepted an invitation to participate in the Compliance Assurance Program (“CAP”) beginning in 2007. The CAP program was developed by the Internal Revenue Service to allow for transparency and to remove uncertainties in tax compliance. The CAP program is offered by invitation only to those companies with both a history of immaterial audit adjustments and a high level of tax complexity and will involve a review of each quarterly tax provision. Our participation in the CAP program has commenced and the Internal Revenue Service has completed their review of our first and second quarter 2007 tax provisions. No material adjustments have been made as a result of these reviews.
     We realized a cash tax benefit of approximately $3.2 million in our 2006 federal income tax return resulting from the utilization of net operating loss carryovers acquired from Manugistics which were recorded as a reduction of goodwill.
13. Business Segments and Geographic Data
     We are a leading provider of sophisticated software solutions designed specifically to address the supply and demand chain management, business process, decision support, inventory transaction support, e-commerce, inventory optimization and replenishment, collaborative planning and forecasting, space and floor planning, and store operations requirements of the retail industry and its suppliers. Our solutions enable customers to manage and optimize the coordination of supply, demand and inventory flows throughout the demand chain to the consumer, to manage transportation and logistics operations, provide optimized labor scheduling for retail store operations and improve revenue management practices in the retail and service industries. With the acquisition of Manugistics, our customers now include approximately 5,600 of the world’s leading retail, manufacturing and wholesale-distribution organizations. We conduct business in three geographic regions that have separate management teams and reporting structures: the Americas (United States, Canada and Latin America), Europe (Europe, Middle East and Africa), and Asia/Pacific. Similar products and services are offered in each geographic region and local management is evaluated primarily based on total revenues and operating income. Identifiable assets are also managed by geographical region. The geographic distribution of our revenues and identifiable assets is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenues:
Americas	$63,817	$60,336	$184,233	$129,127
Europe	21,250	18,851	64,665	39,248
Asia/Pacific	8,578	10,016	26,214	20,443

Total revenues	$93,645	$89,203	$275,112	$188,818

	September 30,	December 31,
	2007	2006
Identifiable assets:
Americas	$466,838	$466,086
Europe	110,491	117,863
Asia/Pacific	42,792	40,795

Total identifiable assets	$620,121	$624,744

     Revenues in the Americas for the three months ended September 30, 2007 and 2006 include $57.9 million and $54.9 million from the United States, respectively and $166.5 million and $113.3 million in the nine months ended September 30, 2007 and 2006, respectively. Identifiable assets for the Americas include $442.5 million and $443.1 million in the United States as of September 30, 2007 and December 31, 2006, respectively.
     We organize and manage our operations by type of customer. In third quarter 2006, we began reporting revenues, operating income (loss) and depreciation by type of customer across the following reportable business segments:

•	Retail. This reportable business segment includes all revenues related to applications sold to retail customers.

•	Manufacturing and Distribution. This reportable business segment includes all revenues related to applications sold to manufacturing and distribution companies, including consumer goods manufacturers, life sciences companies, high tech organizations, oil and gas companies, automotive producers and other discrete manufacturers involved with government, aerospace and defense contracts.

•	Services Industries. This reportable business segment includes all revenues related to applications sold to customers in service industries such as travel, transportation, hospitality, media and telecommunications. The Services Industries segment is centrally managed by a team that has global responsibilities for this market.
     A summary of the revenues, operating income (loss) and depreciation attributable to each of these reportable business segments for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenues:
Retail	$48,845	$48,127	$145,094	$127,710
Manufacturing and Distribution	40,325	38,381	118,148	58,413
Services Industries	4,475	2,695	11,870	2,695

	$93,645	$89,203	$275,112	$188,818

Operating income (loss):
Retail	$13,746	$11,183	$35,509	$21,130
Manufacturing and Distribution	15,361	11,725	45,796	17,500
Services Industries	392	(819)	(111)	(819)
Other (see below)	(14,328)	(17,593)	(45,536)	(33,210)

	$15,171	$4,496	$35,658	$4,601

Depreciation:
Retail	$1,070	$1,082	$3,204	$3,708
Manufacturing and Distribution	883	863	2,608	1,527
Services Industries	98	61	262	61

	$2,051	$2,006	$6,074	$5,296

Other:
General and administrative expenses	$10,365	$10,592	$31,499	$23,904
Amortization of intangible assets	3,963	3,540	11,889	5,324
Restructuring charge	—	3,461	6,276	3,982
Gain on sale of office facility	—	—	(4,128)	—

	$14,328	$17,593	$45,536	$33,210

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
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Significant Trends and Developments in Our Business
     Outlook for Fourth Quarter and Year Ending December 31, 2007. Our software sales performance continues to improve and we have a strong sales pipeline as we enter fourth quarter 2007, in particular the pipeline of opportunities involving the applications acquired from Manugistics. Based on our operating results through the nine months ended September 30, 2007, management believes the Company is trending towards the high end of the previously announced annual guidance for total revenues and GAAP earnings per share. The following summarizes our current guidance for 2007 together with a comparison to the corresponding results achieved through the nine months ended September 30, 2007 and the percentage relationship of these results to the mid-point of the established annual guidance ranges.

	Current Guidance for 2007		Results for Nine Months	% Achievement of
	Low End	High End	Ended September 30, 2007	Mid-Point
Software revenues	$65million	$75million	$51.2 million	73%
Total revenues	$353million	$371million	$275.1 million	76%
GAAP earnings per share	$0.56	$0.72	$0.55	86%
     We do not currently anticipate any significant adjustments to our overall cost structure in fourth quarter 2007 and other than lower funded development contributions to product development and potential fluctuations in bad debt expense, foreign exchange gains or losses and variable compensation expense, we believe our overall cost structure will remain consistent in fourth quarter 2007 when compared to third quarter 2007.
     Summary of Nine Month Results and Developments in Our Business. We completed the final purchase price allocation on the acquisition of Manugistics Group, Inc. (“Manugistics”) in second quarter 2007 and have now owned Manugistics for a full year. We continue to believe that the combination of the two companies has created a unique competitive position for JDA and has enhanced our profile in the marketplace as we believe no other software company is currently able to offer a similar breadth and depth of vertically focused solutions to the supply and demand chain market. The acquisition has provided cross-selling opportunities for Manugistics’ advanced optimization solutions in our existing retail customer base and Manugistics’ supply chain and revenue management solutions have enabled us to significantly expand our presence with manufacturers, wholesalers and distributors. For example, during third quarter 2007 we successfully completed an implementation at a large Tier 1 retailer (i.e., a retailer with revenues > $5 billion) in which we demonstrated that the Manugistics applications were scalable in a large retail environment and can process higher volumes than had previously been achieved in the history of the Company.
     The Manugistics acquisition continues to significantly impact the comparability of our operating results for the nine months ended September 30, 2007. The operating results for the three months ended September 30, 2007 and 2006, and for the nine months ended September 30, 2007 include the impact of Manugistics for the entire period. The operating results for the nine months ended September 30, 2006 only include the impact of Manugistics from date of acquisition, (i.e., July 5, 2006) through September 30, 2006. The following tables summarize the changes in the various components of revenue with and without Manugistics.
Combined JDA and Manugistics:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	$Change	%Change	2007	2006	$Change	%Change
Revenues:
Software licenses	$15,505	$13,741	$1,764	13%	$51,159	$31,237	$19,922	64%
Maintenance services	43,753	42,923	830	2%	131,192	86,249	44,943	52%

Product revenues	59,258	56,664	2,594	5%	182,351	117,486	64,865	55%
Service revenues	34,387	32,539	1,848	6%	92,761	71,332	21,429	30%

Total revenues	$93,645	$89,203	$4,442	5%	$275,112	$188,818	$86,294	46%

JDA Only:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	$Change	%Change	2007	2006	$Change	%Change
Revenues:
Software licenses	$10,347	$10,556	$(209)	(2%)	$34,942	$28,052	$6,890	25%
Maintenance services	23,267	21,954	1,313	6%	69,345	65,280	4,065	6%

Product revenues	33,614	32,510	1,104	3%	104,287	93,332	10,955	12%
Service revenues	16,675	20,013	(3,338)	(17%)	50,905	58,806	(7,901)	(13%)

Total revenues	$50,289	$52,523	$(2,234)	(4%)	$155,192	$152,138	$3,054	2%

Manugistics Only:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	$Change	%Change	2007	2006	$Change	%Change
Revenues:
Software licenses	$5,158	$3,185	$1,973	62%	$16,217	$3,185	$13,032	409%
Maintenance services	20,486	20,969	(483)	(2%)	61,847	20,969	40,878	195%

Product revenues	25,644	24,154	1,490	6%	78,064	24,154	53,910	223%
Service revenues	17,712	12,526	5,186	41%	41,856	12,526	29,330	234%

Total revenues	$43,356	$36,680	$6,676	18%	$119,920	$36,680	$83,240	227%

     The following table summarizes software license revenue by region with and without Manugistics.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	$Change	% Change	2007	2006	$Change	% Change
Region
Americas (JDA)	$6,384	$6,308	$76	1%	$20,346	$16,740	$3,606	22%
Americas (Manugistics)	3,401	1,501	1,900	127%	9,889	1,501	8,388	559%

Total Americas	$9,785	$7,809	$1,976	25%	$30,235	$18,241	$11,994	66%

Europe (JDA)	$2,381	$2,525	$(144)	(6%)	$10,580	$7,365	$3,215	44%
Europe (Manugistics)	1,595	1,125	470	42%	3,852	1,125	2,727	242%

Total Europe	$3,976	$3,650	$326	9%	$14,432	$8,490	$5,942	70%

Asia/Pacific (JDA)	$1,582	$1,723	$(141)	(8%)	$4,016	$3,947	$69	2%
Asia/Pacific (Manugistics)	162	559	(397)	(71%)	2,476	559	1,917	343%

Total Asia/Pacific	$1,744	$2,282	$(538)	(24%)	$6,492	$4,506	$1,986	44%

Total JDA	$10,347	$10,556	$(209)	(2%)	$34,942	$28,052	$6,890	25%
Total Manugistics	5,158	3,185	1,973	62%	16,217	3,185	13,032	409%

Total	$15,505	$13,741	$1,764	13%	$51,159	$31,237	$19,922	64%

     Software license sales and total revenues increased 64% and 46%, respectively in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Before considering the impact of Manugistics, software license sales in our core JDA products in the nine months ended September 30, 2007 increased 22%, 44% and 2% in the Americas, European and Asia/Pacific regions, respectively compared to the nine months ended September 30, 2006. We are optimistic about the future performance of our core JDA products at this time and we believe the market is expressing a renewed interest in the Manugistics business. We also believe software license sales performance should be viewed on a combined basis when assessing the overall demand within our customer base, and viewed over a longer period of time in order to mitigate the significant variability that often occurs from quarter-to-quarter due to overlapping functionality of certain products, the size and timing of individual contracts and our ability to recognize revenue with respect to contracts signed in a given quarter.
     We believe our competitive position remains strong and we continue to maintain consistent competitive win rates in both the Tier 1 and Tier 2 (i.e., a company with revenues of $100 million to $5 billion) markets. Our competitive win rate was particularly strong in the nine months ended September 30, 2007 as we derived 36% of our software sales from new customers compared to 19% in the nine months ended September 30, 2006. In addition, we continue to have strong back selling opportunities with the JDA and Manugistics install-base customers where sales increased 30% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Although we did not sign any larger software licenses (≥ $1.0 million) in third quarter 2007, we have signed five larger software licenses in the nine months ended September 30, 2007, compared to four in the nine months ended September 30, 2006, and the sales pipeline as we enter fourth quarter 2007 includes multiple opportunities involving larger software licenses. We believe the market views us differently since the Manugistics acquisition and recognizes that the combined company is a specialized, domain-focused company that has the financial strength, products and the ability to invest in such a way that enables us to be a long-term contender in the market and compete successfully against large horizontal enterprise application companies in head-to-head sales opportunities.

     Software sales performance in the Americas region during the nine months ended September 30, 2007, and in particular the United States, continues to reflect the positive impact of the organizational changes that were made to the regional sales management team during the second half of 2006. These changes significantly increased our business development efforts and improved the sales force execution and sales performance in the region. We have a solid pipeline of sales opportunities in the Americas that includes both mid-size and larger software deals. The Americas is our largest region and, as a result, we believe the software sales performance from both core JDA and Manugistics applications in the region will continue to be a key driver of our overall success.
     Software sales performance in the European region during the nine months ended September 30, 2007 continues to show steady improvement since we reorganized the region in 2005. The sales organization has stabilized in the region and we believe the accuracy of the software forecast has significantly improved. The quality and number of opportunities in the sales pipeline continues to grow and includes larger software deals. We continue to experience large fluctuations in quarterly software sales performance in the Asia/Pacific region. We believe this is due primarily to organizational issues and high turnover in the regional sales force. We will continue to focus on improving our sales execution processes and the size and quality of our sales opportunity pipeline in the Asia/Pacific region in order to improve the predictability of software license deals in the region, although the timeframe for the implementation of these processes remains uncertain. We also believe China and India are markets that will continue to provide meaningful opportunities for software companies in the near future.
     Maintenance services revenues increased 2% sequentially to $43.8 million in third quarter 2007 compared to $43.0 million in second quarter 2007 and increased 2% compared to $42.9 million in third quarter 2006. Favorable foreign exchange rate variances provided a $339,000 benefit to maintenance services revenues in third quarter 2007 compared to $330,000 benefit in second quarter 2007 and a $1.1 million benefit compared to third quarter 2006. Our average annualized attrition rate is 5.7% through the nine months ended September 30, 2007. The impact of this attrition in the nine months ended September 30, 2007 was substantially offset by the addition of $2.3 million in new maintenance streams from first half 2007 software sales, rate increases on annual renewals and reinstatements of previously cancelled maintenance agreements.
     Maintenance services margins were 74% in third quarter 2007 compared to 73% in second quarter 2007 and 79% in third quarter 2006. Maintenance service margins decreased in third quarter 2007 compared to third quarter 2006 primarily as a result of a 15% increase in average headcount to support the increased installed base and a $581,000 increase in incentive compensation due to improved operating performance of the Company overall, offset in part by the favorable foreign exchange rate variance. Maintenance services margins improved sequentially in third quarter 2007 compared to second quarter 2007 primarily due to a $268,000 or 14% decrease in third party royalty and agent fees. Maintenance services costs in second quarter 2007 included $144,000 in one-time charges related to certain royalty obligations. As of September 30, 2007, we had 262 employees in our customer support function compared to 267 at June 30, 2007 and 243 at September 30, 2006. We do not currently anticipate any significant changes in customer support headcount in fourth quarter 2007.
     Service revenues, which include consulting services, hosting services, training revenues, net revenues from our hardware reseller business and reimbursed expenses, increased $5.2 million or 18% sequentially to $34.4 million in third quarter 2007 compared to second quarter 2007 and $1.8 million or 6% compared to third quarter 2006. The increase in service revenues in third quarter 2007 compared to second quarter 2007 and third quarter 2006 is due primarily to the release of approximately $3.4 million in previously deferred consulting revenue and customer liabilities upon completion and final acceptance of a fixed bid project inherited from Manugistics. This project contained a refund right that extended through final acceptance and as a result, all revenue and $1.4 million of related costs had been deferred until final acceptance by the customer. The increase in service revenues in third quarter 2007 also includes other new service revenues from Manugistics projects, offset in part by a $3.3 million decrease in services revenues from projects involving core JDA products due to delays in the start of certain projects and the lag effect of lower software licenses in the Americas and Asia/Pacific regions during 2006. Our global utilization rate was 57% in third quarter 2007 compared to 51% in second quarter 2007 and 45% in third quarter 2006 and our average blended global billing rates were $196, $198, and $183 per hour, respectively in these quarterly periods.
     Service margins were 30% in third quarter 2007 compared to 21% in second quarter 2007 and 23% in third quarter 2006. The increase in service margins in third quarter 2007 compared to second quarter 2007 and third quarter 2006 includes a $2.0 million favorable impact from the release of $3.4 million of previously deferred consulting revenue on the project referred to above, net of $1.4 million in related deferred costs that were also released. Excluding the impact of the deferred revenues and costs on this project, our service margin was 27% in third quarter 2007. Service margins were also favorably impacted in third quarter 2007 compared to third quarter 2006 by a 9% decrease in average headcount resulting from the workforce reduction in our worldwide consulting group in second quarter 2007 and a $1.3 million decrease in outside contractor costs on consulting projects in the United States. We expect service margins to be lower in fourth quarter 2007 due to the normal loss of utilization during the holiday season and should be more in line with the service margin for the nine months ended September 30, 2007 which averages the impact of the deferred consulting revenue and related costs that were released in third quarter 2007 over the period of time that the work was actually performed. We currently expect service margins to be in the mid to high 20% range throughout 2008 now that we have completed most of the unbillable work acquired from Manugistics and our global utilization has improved. As of September 30, 2007, we had 433 employees in our services organization compared to 455 at June 30, 2007 and 516 at September 30, 2006.
     Sales and marketing expense was flat sequentially at $14.9 million in third quarter 2007 compared to second quarter 2007 and increased $1.4 million or 10% compared to third quarter 2006. The increase in sales and marketing expense in third quarter 2007 compared to third quarter 2006 is primarily due to higher internal ($480,000) and third party ($300,000) commissions resulting from the 13% increase in software license sales and a $625,000 increase in stock-based compensation due to improved operating performance. As of September 30, 2007 we had 222 people in the sales and marketing function, compared to 208 at June 30, 2007 and 219 at September 30, 2006, including quota carrying sales associates and related sales management of 69, 64 and 65, respectively. We expect sales and marketing expense to increase sequentially in fourth quarter 2007 due to higher commissions on sequentially higher software performance and the seasonal timing of certain marketing activities.
     Product development expense was flat sequentially at $11.9 million in third quarter 2007 compared to second quarter 2007 and decreased $4.9 million or 29% compared to third quarter 2006. The decrease in product development expense in third quarter 2007 compared to third quarter 2006 is primarily due to a 15% decrease in average headcount which resulted in a $3.3 million decrease in salaries and related benefits. We reduced our product development workforce by 120 FTE in first quarter 2007 in connection with our decision to standardize future product offerings on the new JDA Enterprise Architecture platform. Product development expense in third quarter 2007 was also reduced by the deferral of $1.2 million in costs related to ongoing funded development efforts, offset in part by a $612,000 increase in incentive compensation due to improved operating performance. We will continue to have deferred costs for on-going funded development projects in fourth quarter 2007 but at a reduced rate. As of September 30, 2007, we had 446 employees in the product development function compared to 408 at June 30, 2007 and 546 at September 30, 2006.
     General and administrative expense was flat sequentially at $10.4 million in third quarter 2007 compared to second quarter 2007 and compared to third quarter 2006. Incentive compensation expense increased $1.2 million in third quarter 2007 compared to third quarter 2006 due to improved operating performance and includes $1.0 million in stock-based compensation primarily related to the Manugistics Integration Incentive Plan. This increase was substantially offset by a $479,000 decrease in legal costs and a $321,000 favorable swing in realized foreign currency exchange in third quarter 2007 compared to third quarter 2006. We recorded no bad debt provision in third quarter 2007 compared to $1.3 million in second quarter 2007 and none in third quarter 2006. As of September 30, 2007, we had 208 employees in general and administrative functions compared to 221 people at June 30, 2007 and 199 at September 30, 2006.
     Our Board of Directors approved a special Manugistics Integration Incentive Plan (“Integration Plan”) on August 18, 2006. The Integration Plan provides for the issuance of contingently issuable restricted stock units under the 2005 Performance Incentive Plan to executive officers and certain other members of our management team if we are able to successfully integrate the Manugistics acquisition and achieve a defined performance threshold goal in 2007. The performance threshold goal is defined as $85.0 million of adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) which excludes certain non-routine items. A partial pro-rata issuance of restricted stock units will be made if we achieve a minimum performance threshold. The restricted stock units, if any, will be issued the day after our Audit Committee approves the Company’s 2007 financial results in January 2008 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. No stock-based compensation expense was recognized in 2006 related to the Integration Plan as management determined it was not probable that the performance condition would be met.
     The Board subsequently approved additional awards for executive officers and new participants in the Integration Plan. The restricted stock units, if any, under these awards will also be issued the day after the Audit Committee approves the Company’s 2007 financial results in January 2008 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. The Company’s performance against the defined performance threshold goal has been evaluated on a quarterly basis throughout 2007 and stock-based compensation recognized on a graded vesting basis over the requisite service periods that run from the date of the various board approvals through January 2010. Through September 30, 2007, a total of 508,999 contingently issuable restricted stock units, net of forfeitures, have been awarded under the Integration Plan. A deferred compensation charge of approximately $8.1 million and related increase to additional paid-in capital has been recorded in the equity section of our balance sheet for the total grant date fair value related to the potential issuance of these restricted share units. Although all necessary service and performance conditions have not been met as of September 30, 2007, based on our results for the nine months ended September 30, 2007 and the outlook for the remainder of 2007, management has determined that it is probable that the performance condition will ultimately be met. As a result, we have recorded $3.5 million in stock-based compensation expense related to these awards in the nine months ended September 30, 2007, including $1.8 million during third quarter 2007. This charge is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.” If we achieve the defined performance threshold goal we would expect to recognize approximately $5.4 million of total stock-based compensation on these awards in 2007.
     During the nine months ended September 30, 2007 and 2006, we recorded stock-based compensation expense of $666,000 and $530,000, respectively related to other 2005 Incentive Plan awards.
     A summary of total stock-based compensation by expense category for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Cost of maintenance services	$161	$2	$302	$2
Cost of consulting services	238	6	434	9
Product development	194	3	364	4
Sales and marketing	631	8	1,254	(5)
General and administrative	1,070	66	1,818	520

Total stock-based compensation	$2,294	$85	$4,172	$530

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
     Our Financial Position is Solid and We Are Generating Positive Cash Flow From Operations. We had working capital of $45.8 million at September 30, 2007 compared to $41.1 million at December 31, 2006. The working capital balances at September 30, 2007 and December 31, 2006 include $82.6 million and $53.6 million of cash, respectively. We generated $63.7 million in cash flow from operations in the nine months ended September 30, 2007 compared to $12.5 million in the nine months ended September 30, 2006, as restated (see Liquidity and Capital Resources). Net accounts receivable were $70.3 million or 68 days sales outstanding (“DSO”) at September 30, 2007 compared to $79.5 million or 81 days sales outstanding (“DSO”) at December 31, 2006. During the nine months ended September 30, 2007 we also received $6.3 million in proceeds from the sale of an office facility in the United Kingdom, paid $6.3 million of direct costs related to the Manugistics acquisition, spent $5.1 million on capital expenditures and utilized excess cash balances to repay $39.6 million of our long-term debt.
     We expect cash flow from operations to be positive in fourth quarter 2007. We also believe our cash position is sufficient to meet our operating needs for the foreseeable future.

Results of Operations
     The following table sets forth certain selected financial information expressed as a percentage of total revenues for the periods indicated and certain gross margin data expressed as a percentage of software license revenue, maintenance services revenue, product revenues or services revenues, as appropriate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES:
Software licenses	16%	16%	18%	16%
Maintenance services	47	48	48	46

Product revenues	63	64	66	62

Consulting services	34	33	31	35
Reimbursed expenses	3	3	3	3

Service revenues	37	36	34	38

Total revenues	100	100	100	100

COST OF REVENUES:
Cost of software licenses	1	1	1	1
Amortization of acquired software technology	2	2	2	2
Cost of maintenance services	12	10	12	12

Cost of product revenues	15	13	15	15

Cost of consulting services	22	25	23	25
Reimbursed expenses	3	3	3	3

Cost of service revenues	25	28	26	28

Total cost of revenues	40	41	41	43

GROSS PROFIT	60	59	59	57

OPERATING EXPENSES:
Product development	13	19	14	21
Sales and marketing	16	15	16	16
General and administrative	11	12	11	13
Amortization of intangibles	4	4	4	3
Restructuring charges	—	4	2	2
Gain on sale of office facility	—	—	(1)	—

Total operating expenses	44	54	46	55

OPERATING INCOME	16	5	13	2

Interest expense and amortization of loan fees	(3)	(5)	(3)	(2)
Other income, net	1	1	1	2 2
Change in fair value of redeemable Series B Preferred Stock conversion feature	—	(1)	—	—

INCOME BEFORE INCOME PROVISION	14	—	11	2

Income tax provision	5	—	4	1

NET INCOME	9%	—%	7%	1%

Gross margin on software licenses	96%	96%	96%	96%
Gross margin on maintenance services	74%	79%	74%	74%
Gross margin on product revenues	77%	80%	78%	76%
Gross margin on service revenues	30%	23%	24%	25%

     The following table sets forth a comparison of selected financial information, expressed as a percentage change between periods for the three and nine months ended September 30, 2007 and 2006. In addition, the table sets forth cost of revenues and product development expenses expressed as a percentage of the related revenues:

	% Change			% Change
	Three Months ended September 30,			Nine Months ended September 30,
	2007	2006 to 2007	2006	2007	2006 to 2007	2006
Revenues:

Software licenses	$15,505	13%	$13,741	$51,159	64%	$31,237
Maintenance	43,753	2%	42,923	131,192	52%	86,249

Product revenues	59,258	5%	56,664	182,351	55%	117,486
Service revenues	34,387	6%	32,539	92,761	30%	71,332

Total revenues	93,645	5%	89,203	275,112	46%	188,818

Cost of Revenues:

Software licenses	642	9%	591	1,831	35%	1,353
Amortization of acquired software technology	1,502	(20%)	1,882	4,875	14%	4,285
Maintenance services	11,239	23%	9,101	33,988	54%	22,029

Product revenues	13,383	16%	11,574	40,694	47%	27,667
Service revenues	23,904	(5%)	25,163	70,671	32%	53,452

Total cost of revenues	37,287	1%	36,737	111,365	37%	81,119

Gross Profit	56,358	7%	52,466	163,747	52%	107,699

Operating Expenses:

Product development	11,934	(29%)	16,818	37,717	(3%)	38,821
Sales and marketing	14,925	10%	13,559	44,836	44%	31,067
General and administrative	10,365	(2%)	10,592	31,499	32%	23,904

	37,224	(9%)	40,969	114,052	22%	93,792

Amortization of intangibles	3,963	12%	3,540	11,889	123%	5,324
Restructuring charges	—	NM* %	3,461	6,276	58%	3,982
Gain on sale of office facility	—	—%	—	(4,128)	NM* %	—

Operating Income	$15,171	227%	$4,496	$35,658	665%	$4,601

Cost of Revenues as a % of related revenues:
Software licenses	4%		4%	4%		4%
Maintenance services	26%		21%	26%		26%
Product revenues	23%		20%	22%		24%
Service revenues	70%		77%	76%		75%

Product Development as a % of product revenues	20%		30%	21%		33%

*	= not meaningful

     The following tables set forth selected comparative financial information on revenues in our business segments and geographical regions, expressed as a percentage change between the three and nine months ended September 30, 2007 and 2006. In addition, the tables set forth the contribution of each business segment and geographical region to total revenues in the three and nine months ended September 30, 2007 and 2006, expressed as a percentage of total revenues:

			Manufacturing &
	Retail		Distribution		Services Industries *
	Sept 30, 2007 vs. 2006		Sept 30, 2007 vs. 2006		Sept 30, 2007 vs. 2006
	Quarter	Nine Months	Quarter	Nine Months	Quarter	Nine Months
Software licenses	13%	53%	(4%)	53%	2,059%	5,774%
Maintenance services	9%	21%	(3%)	89%	(3%)	188%

Product revenues	10%	30%	(3%)	80%	102%	474%
Service revenues	(7%)	(5%)	40%	225%	40%	244%

Total revenues	1%	14%	5%	102%	66%	340%

Product development	(32%)	(30%)	(33%)	47%	62%	325%
Sales and marketing	19%	42%	(5%)	33%	127%	465%
Operating income (loss)	23%	68%	31%	162%	148%	86%

Contribution to Total Revenues
Retail				Manufacturing & Distribution				Services Industries*
Quarter		Nine Months		Quarter		Nine Months		Quarter		Nine Months
2007	2006	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
52%	54%	53%	68%	43%	43%	43%	31%	5%	3%	4%	1%

*	All customers in the Services Industry reportable business segment were acquired in the acquisition of Manugistics on July 5, 2006.

	The Americas		Europe		Asia/Pacific
	Sept 30, 2007 vs. 2006		Sept 30, 2007 vs. 2006		Sept 30, 2007 vs. 2006
	Quarter	Nine Months	Quarter	Nine Months	Quarter	Nine Months
Software licenses	25%	66%	9%	70%	(24%)	44%
Maintenance services	5%	56%	2%	50%	(21%)	27%

Product revenues	9%	59%	3%	55%	(22%)	33%
Service revenues	1%	21%	50%	102%	(4%)	21%

Total revenues	6%	43%	13%	65%	(14%)	28%

Contribution to Total Revenues
The Americas				Europe				Asia/Pacific
Quarter		Nine Months		Quarter		Nine Months		Quarter		Nine Months
2007	2006	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
68%	68%	67%	68%	23%	21%	23%	21%	9%	11%	10%	11%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Product Revenues
     Software Licenses.
     Retail. Software license revenues in this reportable business segment increased 13% in third quarter 2007 compared to third quarter 2006 primarily due to an increase in software license sales to new customers. In total there were no large transactions ≥$1.0 million in this reportable business segment in third quarter 2007 compared to one in third quarter 2006. We closed 31 deals in this reportable business segment in third quarter 2007 compared to 18 in third quarter 2006.
     Manufacturing & Distribution. Software license revenues in this reportable business segment decreased 4% in third quarter 2007 compared to third quarter 2006 primarily due to a decrease in follow-on sales to existing customers that expanded the scope of existing licenses. There were no large transactions of ≥$1.0 million in this reportable business segment in third quarter 2007 or third quarter 2006. We closed 27 deals in this reportable business segment in third quarter 2007 compared to 44 in third quarter 2006.
     Services Industries. The increase in software license revenues in this reportable business segment in third quarter 2007 compared to third quarter 2006 resulted from software license sales to new customers.
     Regional Results. Software license revenues in the Americas region increased 25% in third quarter 2007 compared to third quarter 2006 due to continued improvement in our overall sales execution after our management reorganization in 2006. There were no large transactions ≥$1.0 million in the Americas region in third quarter 2007 or third quarter 2006.
     Software license revenues in the Europe region increased 9% in third quarter 2007 compared to third quarter 2006 due to an increased demand for our supply chain products. There were no large transactions ≥$1.0 million in the Europe region in third quarter 2007 or third quarter 2006.
     Software license revenues in the Asia/Pacific region decreased 24% in third quarter 2007 compared to third quarter 2006 due to organizational issues and high turnover in the regional sales force. There were no large transactions ≥$1.0 million in the Asia/Pacific region in third quarter 2007 compared to one in third quarter 2006.
     Maintenance Services. Maintenance services revenues increased 2% in third quarter 2007 compared to third quarter 2006 as maintenance on new software sales and rate increases were largely offset by attrition. Maintenance services revenues in third quarter 2007 include a $1.1 million favorable foreign exchange rate variance compared to third quarter 2006.
Service Revenues
     Service revenues increased 6% in third quarter 2007 compared to third quarter 2006. The increase in service revenues in third quarter 2007 compared to third quarter 2006 is due primarily to the release of approximately $3.4 million in previously deferred consulting revenue and customer liabilities upon completion and final acceptance of a fixed bid project inherited from Manugistics. This project contained a refund right that extended through final acceptance and as a result, all revenue had been deferred until final acceptance by the customer. Excluding the impact of this project, services revenues decreased 5% in third quarter 2007 compared to third quarter 2006 due to a $3.3 million decrease in service revenues from projects involving core JDA products resulting from delays in the start of certain projects and the lag effect of lower software sales in the Americas and Asia/Pacific regions during 2006.
     Fixed bid consulting services work represented 26% of total consulting services revenue in third quarter 2007 compared to 17% in third quarter 2006.
Cost of Product Revenues
     Cost of Software Licenses. The increase in cost of software licenses in third quarter 2007 compared to third quarter 2006 resulted primarily from increased royalties on software sales of products involving the resell of certain third party software applications.

     Amortization of Acquired Software Technology. The decrease in amortization of acquired software technology in third quarter 2007 compared to third quarter 2006 resulted primarily from a decrease in amortization on software technology related to the Intactix suite of products that has now been fully amortized.
     Cost of Maintenance Services. The increase in cost of maintenance services in third quarter 2007 compared to third quarter 2006 resulted primarily from a 15% increase in average headcount to support the increased installed base and a $581,000 increase in incentive compensation due to improved operating performance.
Cost of Service Revenues
     The decrease in cost of service revenues in third quarter 2007 compared to third quarter 2006 is due primarily to a 9% decrease in average headcount resulting from the workforce reduction in our worldwide consulting group in second quarter 2007 and a $1.3 million decrease in outside contractor costs on consulting projects in the United States, offset in part by the release of $1.4 million in deferred costs related to the completion and acceptance of a fixed bid project inherited from Manugistics for which the related revenue was also deferred in prior quarters and recognized in third quarter 2007.
Gross Profit
     The increase in gross profit dollars in third quarter 2007 compared to third quarter 2006 resulted primarily from the $4.4 million increase in revenue. The gross margin percentage increased to 60% in third quarter 2007 compared to 59% in third quarter 2006 due to the 13% increase in software license revenues which have a higher gross margin than maintenance and service revenues.
     Service margin dollars increased $3.1 million in third quarter 2007 compared to third quarter 2006 and service margins as a percentage of services revenue were 30% and 23%, respectively. The increase service margin dollars and service margins as a percentage of services revenue in third quarter 2007 compared to third quarter 2006 includes a $2.0 million favorable impact from the release of $3.4 million of previously deferred consulting revenue and customer liabilities upon completion and final acceptance of a fixed bid project inherited from Manugistics, net of $1.4 million in related deferred costs that were also released. Excluding the impact of the deferred revenues and costs on this project, our service margin was 27% in third quarter 2007. Service margins were also favorably impacted in third quarter 2007 compared to third quarter 2006 by a 9% decrease in average headcount resulting from the workforce reduction in our worldwide consulting group in second quarter 2007 and a $1.3 million decrease in outside contractor costs on consulting projects in the United States. Our global utilization rate was 57% in third quarter 2007 compared to 45% in third quarter 2006 and our average blended global billing rates were $196 and $183 per hour, respectively.
Operating Expenses
     Product Development. The decrease in product development expense in third quarter 2007 compared to third quarter 2006 is primarily due to a 15% decrease in average headcount which resulted in a $3.3 million decrease in salaries and related benefits. We reduced our product development workforce by 120 FTE in first quarter 2007 in connection with our decision to standardize future product offerings on the new JDA Enterprise Architecture platform. Product development expense in third quarter 2007 was also reduced by the deferral of $1.2 million in costs related to ongoing funded development efforts, offset in part by a $612,000 increase in incentive compensation due to improved operating performance.
     Sales and Marketing. The increase in sales and marketing expense in third quarter 2007 compared to third quarter 2006 is primarily due to higher internal ($480,000) and third party ($300,000) commissions resulting from the 13% increase in software license sales and a $625,000 increase in stock-based compensation due to improved operating performance.
     General and Administrative. General and administrative expense was flat in third quarter 2007 compared to third quarter 2006. Incentive compensation expense increased $1.2 million in third quarter 2007 compared to third quarter 2006 due to improved operating performance and includes $1.0 million in stock-based compensation primarily related to the Manugistics Integration Incentive Plan. This increase was substantially offset by a $479,000 decrease in legal costs and a $321,000 favorable swing in realized foreign currency exchange in third quarter 2007 compared to third quarter 2006. In addition, we recorded no bad debt provision in third quarter 2007 and 2006.
     Amortization of Intangibles. The increase in amortization of intangibles in third quarter 2007 compared to third quarter 2006 resulted primarily from amortization of the customer list and trademark intangibles recorded in the acquisition of Manugistics.

     Restructuring Charges. We recorded a restructuring charge of $3.5 million in third quarter 2006 primarily related to the consolidation of existing JDA offices in the United Kingdom into the Manugistics office facility in the United Kingdom. The charges consist primarily of relocation bonuses and termination benefits paid to employees who chose not to relocate.
Operating Income
     We had operating income of $15.2 million in third quarter 2007 compared to operating income of $4.5 million in third quarter 2006. The improvement in operating income resulted primarily from the $4.4 million or 5% increase in total revenues, a 29% decrease in product development expense and a $3.5 million reduction in restructuring charges.
     Operating income in our Retail reportable business segment increased to $13.7 million in third quarter 2007 compared to $11.2 million in third quarter 2006. The increase in operating income in this reportable business segment resulted primarily from a $2.4 million increase in product revenues and a 32% decrease in product development costs, offset in part by a $1.7 million decrease in service revenues and a 19% increase in allocated sales and marketing costs based upon the pro rata share of software sales that came from this reportable business segment.
     Operating income in our Manufacturing and Distribution reportable business segment increased to $15.4 million in third quarter 2007 compared to $11.7 million in third quarter 2006. The increase resulted primarily from a $2.9 million increase in service revenues, primarily from the Manugistics product lines, and a 33% decrease in product development costs, offset in part by a $995,000 decrease in product revenues.
     The Services Industries reportable business segment had operating income of $392,000 in third quarter 2007 compared to an operating loss of $819,000 in third quarter 2006. The increase resulted primarily from a $1.8 million increase in total revenues, offset in part by an $867,000 increase in operating costs for product development and sales and marketing activities.
     The combined operating income reported in the reportable business segments excludes $14.3 million and $17.6 million of general and administrative expenses and other charges in third quarter 2007 and 2006, respectively, that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segments.
Other Income (Expense)
     Interest Expense and Amortization of Loan Fees. We incurred interest expense of $2.2 million and recorded $548,000 in amortization of loan origination fees in third quarter 2007 compared to $3.5 million and $548,000, respectively in third quarter 2006. The interest expense and loan origination fees relate primarily to $175 million in aggregate term loan borrowings on July 5, 2006 that were used to finance the acquisition of Manugistics and the repayment of their debt obligations. We have repaid $75.0 million of the aggregate term loan obligations through September 30, 2007.
     Interest Income and Other, Net. We recorded interest income and other, net of $956,000 in third quarter 2007 compared to $831,000 in third quarter 2006. Our excess cash balances are invested primarily in money market accounts.
Change in Fair Value of Series B Preferred Stock Conversion Feature
     We recorded a non-cash charge of $1.1 million in the three months ended September 30, 2006 to reflect the change in the fair value of the Series B Preferred Stock conversion feature from July 5, 2006 to September 30, 2006.
Income Tax Provision
     A summary of the income tax provision recorded in the three months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended
	September 30,
	2007	2006
Income before income tax provision	$13,370	$191
Effective tax rate	37.9%	164.9%
Income tax provision at effective tax rate	5,062	315
Less discrete tax item benefits:

	Three Months Ended
	September 30,
	2007	2006
Changes in estimate	—	24

Total discrete tax item benefits	—	24

Income tax provision	$5,062	$339

     The effective tax rate used to record the income tax provision in the three months ended September 30, 2007 and 2006 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during third quarter 2007 and 2006 of $505,000 and $166,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in capital. The effective tax rate in the three months ended September 30, 2007 is higher than the federal statutory rate of 35% due to nondeductible items and state income taxes. The effective tax rate in the three months ended September 30, 2006 is higher than the federal statutory rate of 35% due primarily to the non-deductibility of the expense for the change in fair value of the conversion feature of the Series B Preferred Stock.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     The operating results for the nine months ended September 30, 2007 include the impact of Manugistics for the entire nine-month period. The operating results for the nine months ended September 30, 2006 only include the impact of Manugistics from the date of acquisition (i.e., July 5, 2006) through September 30, 2006.
Product Revenues
     Software Licenses.
     Retail. Software license revenues in this reportable business segment increased 53% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Before considering the impact of Manugistics, software license revenues in this reportable business segment increased 34% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to software license sales to new customers. There were three large transactions ≥ $1.0 million in this reportable business segment in the nine months ended September 30, 2007 compared to four in the nine months ended September 30, 2006. We closed 102 deals in this reportable business segment in the nine months ended September 30, 2007 compared to 72 in the nine months ended September 30, 2006.
     Manufacturing & Distribution. Software license revenues in this reportable business segment increased 53% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Before considering the impact of Manugistics, software license revenues in this reportable business segment increased 6% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to an increase in follow-on sales to existing customers that expanded the scope of existing licenses. There were two large transactions ≥ $1.0 million in this reportable business segment in the nine months ended September 30, 2007 compared to none in the nine months ended September 30, 2006. We closed 115 deals in this reportable business segment in the nine months ended September 30, 2007 compared to 123 in the nine months ended September 30, 2006.
     Services Industries. The increase in software license revenues in this reportable business segment in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 resulted entirely from sales to customers of the Revenue Management product lines acquired from Manugistics. Software license sales in the nine months ended September 30, 2006 only include the impact of Manugistics from the date of acquisition (July 5, 2006) through September 30, 2006.
     Regional Results. Software license revenues in the Americas region increased 66% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Before considering the impact of Manugistics, software license revenues in the Americas region increased 22% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due primarily to an increase in software license sales to new customers and improved sales execution. There were two large transactions ≥ $1.0 million in the Americas region in the nine months ended September 30, 2007 compared to one large transaction ≥ $1.0 million in the nine months ended September 30, 2006.
     Software license revenues in the Europe region increased 70% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Before considering the impact of Manugistics, software license revenues in the Europe region increased 44% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due to an increase in large transactions ≥ $1.0 million and an increase in follow-on sales to existing customers that expand the scope of existing licenses. There were two large transactions ≥ $1.0 million in the Europe region in the nine months ended September 30, 2007 compared to one large transaction ≥ $1.0 million in the nine months ended September 30, 2006.
     Software license revenues in the Asia/Pacific region increased 44% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Before considering the impact of Manugistics, software license revenues in the Asia/Pacific region were flat in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. There was one large transactions ≥ $1.0 million in the Asia/Pacific region in the nine months ended September 30, 2007 compared to two in the nine months ended September 30, 2006.
     Maintenance Services. Maintenance services revenues increased 52% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Before considering the impact of Manugistics, maintenance services revenues increased 6% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Maintenance services revenues in the nine months ended September 30, 2007 include a $3.3 million favorable foreign exchange rate variance compared to the nine months ended September 30, 2006.
Service Revenues
     Service revenues increased 30% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Before considering the impact of Manugistics, services revenues decreased 13% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due to a $7.9 million decrease in service revenues from projects involving core JDA products resulting from delays in the start of certain projects and the lag effect of lower software sales in the Americas and Asia/Pacific regions during 2006.
     Fixed bid consulting services work represented 20% of total consulting services revenue in the nine months ended September 30, 2007 compared to 13% in the nine months ended September 30, 2006.
Cost of Product Revenues
     Cost of Software Licenses. The increase in cost of software licenses in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 resulted primarily from a $514,000 increase in third party royalties due on software sales involving Manugistics product lines.
     Amortization of Acquired Software Technology. The increase in amortization of acquired software technology in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 resulted from amortization of software technology acquired in the Manugistics acquisition, offset in part by a decrease in amortization on software technology related to the Intactix suite of products that has now been fully amortized.
     Cost of Maintenance Services. The increase in cost of maintenance services in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 resulted from a 31% increase in average headcount to support the increased installed base resulting from the acquisition of Manugistics and increased customer directed development activities, a $1.8 million increase in third party maintenance royalties and a $1.4 million increase in incentive compensation due to improved operating performance.
Cost of Service Revenues
     The increase in cost of service revenues in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 resulted from a 31% increase in average headcount, primarily due to the acquisition of Manugistics, a $1.9 million increase in reimbursed expenses, a $1.5 million increase in incentive compensation due to the increase in headcount and improved operating performance and a $739,000 increase in travel costs.
Gross Profit
     The increase in gross profit dollars in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 resulted primarily from the $83.2 million increase in revenue contribution from Manugistics and the 25% increase in software sales of core JDA products, offset in part by the $7.9 million decrease in service revenues from projects involving core JDA products, the increases in average headcount in our customer support and consulting services organizations to support the larger revenue streams and customer directed development activities, a $2.9 million increase in incentive compensation due to improved operating performance and the $1.8 million increase in third party maintenance royalties. The gross margin percentage increased to 60% in the nine months ended September 30, 2007 compared to 57% in the nine months ended September 30, 2006 due to the higher mix of product revenues.
     Although service margin dollars increased $4.2 million in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, service margins as a percentage of service revenues decreased to 24% from 25%. The increase in service margin dollars is due primarily to the $29.3 million increase in services revenue contribution from Manugistics, offset in part by the 13% decrease in service revenues from projects involving core JDA products. The service margin decreased in the nine months ended September 30, 2007 due to annual salary increase, higher incentive compensation as a percentage of revenue and lower utilization.
Operating Expenses
     Product Development. The decrease in product development expense in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 is due primarily to the deferral of $2.9 million in costs on certain ongoing customer funded development projects and a decrease in salaries due to a lower headcount, offset in part by a $2.0 million increase in incentive compensation due to improved operating performance. We added 269 product development employees through the acquisition of Manugistics and subsequently reduced our product development workforce by approximately 120 FTE in first quarter 2007 in connection with our decision to standardize future product offerings on the new JDA Enterprise Architecture platform.
     Sales and Marketing. The increase in sales and marketing expense in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 resulted from a 24% increase in average headcount, primarily from the acquisition of Manugistics, which resulted in higher salaries, benefits, travel, training, relocation and marketing costs, a $3.6 million increase in sales commissions due to higher software license revenues and a $1.3 million increase in stock-based compensation due to improved operating performance.
     General and Administrative. The increase in general and administrative expenses in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 resulted from a 27% increase in average headcount, primarily due to the acquisition of Manugistics, which resulted in higher salaries and benefits. The nine months ended September 30, 2007 also included a $2.1 million increase in incentive compensation due to improved operating performance, a $1.6 million higher bad debt provision, a $736,000 increase in outside contractor costs for assistance with internal system initiatives and a $405,000 increase in legal and accounting costs as a result of the larger combined company.
     Amortization of Intangibles. The increase in amortization of intangibles in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 results primarily from amortization of the customer list and trademark intangibles recorded in the acquisition of Manugistics.
     Restructuring Charges. We recorded restructuring charges of $6.3 million in the nine months ended September 30, 2007 that included $5.9 million in termination benefits, primarily related to a workforce reduction of approximately 120 FTE in our Scottsdale, Arizona product development group due to our decision to standardize future product offerings on the new JDA Enterprise Architecture platform and an additional 40 FTE, primarily in our worldwide consulting services group. The restructuring charge also included $292,000 for office closures and integration costs of redundant office facilities.
     We recorded restructuring charges of $4.0 million in the nine months ended September 30, 2006, including a $3.5 million charge in third quarter 2006. The restructuring charges were primarily related to the consolidation of two existing JDA offices in the United Kingdom into the Manugistics office facility in the United Kingdom and the elimination of certain accounting and administrative positions in Europe and Canada. The restructuring charges consist primarily of termination benefits and relocation bonuses.
     Gain on Sale of Office Facility. During first quarter 2007 we sold a 15,000 square foot facility in the United Kingdom for approximately $6.3 million and recognized a gain of $4.1 million.
Operating Income
     We had operating income of $35.7 million in the nine months ended September 30, 2007 compared to operating income of $4.6 million in the nine months ended September 30, 2006. The improvement in operating income resulted primarily from an $86.3 million or 46% increase in total revenues, which includes an $83.2 million increased revenue contribution from Manugistics, and a

$4.1 million gain on the sale of an office facility, offset by the costs and expenses related to a 27% increase in average headcount and a $7.2 million increase in amortization on intangibles, both related primarily to the acquisition of Manugistics, a $2.3 million higher restructuring charge and a $1.6 million higher bad debt provision.
     Operating income in our Retail reportable business segment increased to $35.5 million in the nine months ended September 30, 2007 compared to $21.1 million in the nine months ended September 30, 2006. The increase in operating income in this reportable business segment resulted primarily from a $20.2 million increase in product revenues and a 30% decrease in product development costs, offset in part by a 42% increase in allocated sales and marketing costs based upon the pro rata share of software sales that came from this reportable business segment, a $2.8 million decrease in services revenue and a $3.3 million increase in maintenance and service revenue costs due to the Manugistics acquisition.
     Operating income in our Manufacturing and Distribution reportable business segment increased to $45.8 million in the nine months ended September 30, 2007 compared to $17.5 million in the nine months ended September 30, 2006. The increase resulted primarily from increases in product and service revenues of $39.4 million and $20.4 million, respectively, primarily from the Manugistics product lines, offset in part by a $22.2 million increase in maintenance and service revenue costs due to the Manugistics acquisition, a 47% increase in product development costs and a 33% increase in allocated sales and marketing costs based upon the pro rata share of software sales that came from this reportable business segment.
     The Services Industries reportable business segment incurred an operating loss of $111,000 in the nine months ended September 30, 2007 compared to an operating loss of $819,000 in the nine months ended September 30, 2006. The improvement resulted primarily from a $9.2 million increase in total revenues, offset in part by a $4.4 million increase in total costs of revenue, and a $3.7 million increase in operating costs for product development and sales and marketing activities. The operating results in this reportable business segment for the nine months ended September 30, 2006 only include the impact of Manugistics from the date of acquisition (July 5, 2006) through September 30, 2006.
     The combined operating income reported in the reportable business segments excludes $45.5 million and $33.2 million of general and administrative expenses and other charges in the nine months ended September 30, 2007 and 2006, respectively, that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segments.
Other Income (Expense)
     Interest Expense and Amortization of Loan Fees. We incurred interest expense of $7.7 million and recorded $1.7 million in amortization of loan origination fees in the nine months ended September 30, 2007 compared to $3.5 million and $548,000, respectively in the nine months ended September 30, 2006. The interest expense and loan origination fees relate primarily to $175 million in aggregate term loan borrowings on July 5, 2006 that were used to finance the acquisition of Manugistics and the repayment of their debt obligations. We have repaid $75.0 million of the aggregate term loan obligations through September 30, 2007.
     Interest Income and Other, Net. We recorded interest income and other, net of $2.4 million in the nine months ended September 30, 2007 compared to $3.1 million in the nine months ended September 30, 2006. During second quarter 2006, we liquidated substantially all of our investments in marketable securities in order to generate cash to complete the acquisition of Manugistics on July 5, 2006. Subsequent to this liquidation, our remaining excess cash balances have been invested primarily in money market accounts.
Change in Fair Value of Series B Preferred Stock Conversion Feature
     We recorded a non-cash charge of $1.1 million in the nine months ended September 30, 2006 to reflect the change in the fair value of the Series B Preferred Stock conversion feature from July 5, 2006 to September 30, 2006.

Income Tax Provision
     A summary of the income tax provision recorded in the nine months ended September 30, 2007 and 2006 is as follows:

	Nine Months Ended
	September 30,
	2007	2006
Income before income tax provision	$28,696	$2,520
Effective tax rate	35.6%	45.2%
Income tax provision at effective tax rate	10,212	1,139
Less discrete tax item benefits:
Changes in estimate	(63)	(33)

Total discrete tax item benefits	(63)	(33)

Income tax provision	$10,149	$1,106

     The effective tax rate used to record the income tax provision in the nine months ended September 30, 2007 and 2006 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during the nine months ended September 30, 2007 and 2006 of $863,000 and $254,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in capital. The effective tax rate in the nine months ended September 30, 2007 is higher than the federal statutory rate of 35% due to nondeductible items and state income taxes. The effective tax rate in the nine months ended September 30, 2006 is higher than the federal statutory rate of 35% due primarily to the non-deductibility of the expense for the change in fair value of the conversion feature of the Series B Preferred Stock.
Liquidity and Capital Resources
     We had working capital of $45.8 million at September 30, 2007 compared to $41.1 million at December 31, 2006. The working capital balances at September 30, 2007 and December 31, 2006 include $82.6 million and $53.6 million of cash, respectively. The increase in working capital resulted from cash flow from operating activities, $7.3 million from the issuance of common stock and $6.8 million in proceeds from the disposal of property and equipment, offset in part by the repayment of $39.6 million of long-term debt, payment of $6.3 million of direct costs related to the Manugistics acquisition and $5.1 million of capital expenditures.
     Net accounts receivable were $70.3 million or 68 days sales outstanding (“DSO”) at September 30, 2007 compared to $79.5 million or 81 days sales outstanding (“DSO”) at December 31, 2006. Our DSO results may fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenues that comes from software license sales which typically have installment payment terms, seasonality, shifts in customer buying patterns, the timing of customer payments and annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.
     Subsequent to the issuance of the condensed consolidated financial statements for the quarterly period ended September 30, 2006, the Company determined that certain information presented in the condensed consolidated statement of cash flows for the nine months ended September 30, 2006 contained errors in classification. Restatement adjustments have been made to correct these errors in classification. The adjustments increased the amount previously reported for net cash provided from operations by $3.0 million, increased the amount previously reported for net cash used in investing activities by $3.2 million and increased the amount previously reported for net cash provided by financing activities by $219,000.
     Operating activities provided cash of $63.7 million in the nine months ended September 30, 2007 compared to $12.5 million in the nine months ended September 30, 2006, as restated. The principle sources of our cash flow from operations are typically net income adjusted for depreciation and amortization and bad debt provisions, collections on accounts receivable, and increases in deferred maintenance revenue. The increase in cash flow from operations in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 resulted primarily from a $17.1 million increase in net income, an $11.5 million decrease in accounts receivable due to improved collection efforts, a $7.8 million increase in amortization on intangible balances recorded in the acquisition of Manugistics, a $6.4 million increase in the change in income taxes payable due to the Company’s improved operating performance, a $3.9 million increase in the change in deferred revenue balances due to the timing of the annual renewal period for maintenance contracts assumed in the acquisition of Manugistics and a $3.6 million increase in stock-based compensation primarily related to the Manugistics Integration Incentive Plan.
     Investing activities utilized cash of $4.6 million in the nine months ended September 30, 2007 compared to $38.8 million in the nine months ended September 30, 2006, as restated. Net cash utilized by investing activities in the nine months ended September 30, 2007 includes the payment of $6.3 million of direct costs associated with the Manugistics acquisition and capital expenditures of $5.1 million, offset in part by $6.8 million in proceeds from the disposal of property and equipment, including $6.3 million from the sale of the office facility in the United Kingdom. Net cash utilized by investing activities in the nine months ended September 30, 2006 includes $72.9 million in net cash expended to acquire Manugistics, payment of $3.7 million of direct costs associated with the Manugistics acquisition and capital expenditures of $4.1 million, offset in part by $40.4 million in net proceeds from sales and maturities of marketable securities to generate cash to complete the acquisition of Manugistics and $1.2 million in payments received on the Silvon promissory note.
     Financing activities utilized cash of $31.6 million in the nine months ended September 30, 2007 and provided cash of $11.2 million in the nine months ended September 30, 2006, as restated. Financing activities in the nine months ended September 30, 2007 include repayment of $39.6 million of long-term debt. Financing activities in the nine months ended September 30, 2006 include proceeds of $168.4 million from term loan borrowings, net of nearly $6.6 million of loan origination and other administrative fees and the issuance of $50 million in Series B Preferred Stock in connection with the acquisition of Manugistics. We used the proceeds from the term loan borrowings and the Series B Preferred Stock, together with the companies’ combined cash balances at closing, to fund the cash obligations of the acquisition and to retire $174 million of Manugistics’ existing debt consisting primarily of 5% Convertible Subordinated Notes that were scheduled to mature in 2007. The activity in both periods includes proceeds from the issuance of common stock.
     Changes in the currency exchange rates of our foreign operations had the effect of increasing cash by $1.5 million in the nine months ended September 30, 2007 and $984,000 in the nine months ended September 30, 2006. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the short-term foreign currency exchange exposure associated with foreign currency denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income, net, offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.
     Treasury Stock Purchases. During the nine months ended September 30, 2007 and 2006, we repurchased 5,484 and 12,712 shares, respectively, tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted shares under the 2005 Performance Incentive Plan. These shares were repurchased for $159,000 at prices ranging from $11.19 to $22.61 per share in the nine months ended September 30, 2007 and for $165,000 at prices ranging from $11.19 to $17.00 per share in the nine months ended September 30, 2006.
     On July 26, 2007, the term loan credit agreement (see Contractual Obligations) was amended to allow us to make open market cash purchases of our common stock in an aggregate amount not to exceed $75.0 million. There were no open market cash purchases of our common stock during third quarter 2007.
     Contractual Obligations. As of September 30, 2007, we had $100 million in outstanding borrowings under term loan agreements which are due in quarterly installments of $437,500 through July 5, 2013, with the remaining balance due at maturity, and $1.5 million in convertible subordinated notes assumed in the Manugistics acquisition that are scheduled to mature in November 2007. In addition to the scheduled maturities, the term loan agreements also require additional mandatory repayments on the term loans of 50% of our annual excess cash flow, as defined, beginning with the fiscal year which commences January 1, 2007. Interest is payable quarterly on the term loans at the London Interbank Offered Rate (“LIBOR”) + 2.25%. We entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. We have structured the interest rate swap with decreasing notional amounts to match the expected pay down of the debt. The notional value of the interest rate swap was $94.9 million at September 30, 2007 and represented approximately 95% of the aggregate term loan balance. The interest rate swap agreement is effective through October 5, 2009 and has been designated a cash flow hedge derivative.
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
Critical Accounting Policies
          We have identified the policies below as critical to our business operations and the understanding of our results of operations. There have been no changes in our critical accounting policies during the three months ended September 30, 2007. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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

Consulting and training services are separately priced and stated in our arrangements, are generally available from a number of suppliers, and are generally not essential to the functionality of our software products. Consulting services include project management, system planning, design and implementation, customer configurations, and training. These services are generally billed bi-weekly on an hourly basis or pursuant to the terms of a fixed price contract. Consulting services revenue billed on an hourly basis is recognized as the work is performed. Under fixed price service contracts and milestone-based arrangements that include services that are not essential to the functionality of our software products, consulting services revenue is recognized using the proportional performance method. We measure progress-to-completion under the proportional performance method by using input measures, primarily labor hours, which relate hours incurred to date to total estimated hours at completion. We continually update and revise our estimates of input measures. If our estimates indicate that a loss will be incurred, the entire loss is recognized in that period. Training revenues are included in consulting revenues in the Company’s consolidated statements of income and are recognized once the training services are provided. VSOE for consulting and training services is based upon the hourly or per class rates charged when those services are sold separately. We offer hosting services on certain of our software products under arrangements in which the end users do not take possession of the software. Revenues from hosting services are included in consulting revenues, billed monthly and recognized as the services are provided. Revenues from our hardware reseller business are also included in consulting revenues, reported net (i.e., the amount billed to a customer less the amount paid to the supplier) pursuant to EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and recognized upon shipment of the hardware.

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

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income tax uncertainties and defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also prescribes a two-step approach for evaluating tax positions and requires expanded disclosures at each interim and annual reporting period. FIN 48 is effective for fiscal years beginning after December 15, 2006 and requires that differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as cumulative-effect adjustments to beginning retained earnings.

We adopted the provisions of FIN 48 on January 1, 2007. The amount of unrecognized tax benefits at January 1, 2007 was $3.5 million, of which $799,000 would impact our effective tax rate if recognized. With the adoption of FIN 48, we recognized a charge of approximately $1.0 million to beginning retained earnings for uncertain tax positions. In addition, a FIN 48 adjustment of $2.9 million was made to the purchase price allocation on the Manugistics acquisition to record a tax liability for uncertain tax positions which increased the goodwill balance. We do not believe there are uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The FIN 48 adjustments on January 1, 2007 include an accrual of approximately $403,000 for interest and penalties. To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision. We have accrued additional interest and penalties related to uncertain tax positions of $115,000 and $445,000 in the three and nine months ended September 30, 2007, respectively which are included as a component of income tax expense.

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

Our Board of Directors approved a special Manugistics Integration Incentive Plan (“Integration Plan”) on August 18, 2006. The Integration Plan provides for the issuance of contingently issuable restricted stock units under the 2005 Performance Incentive Plan to executive officers and certain other members of our management team if we are able to successfully integrate the Manugistics acquisition and achieve a defined performance threshold goal in 2007. The performance threshold goal is defined as $85.0 million of adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) which excludes certain non-routine items. A partial pro-rata issuance of restricted stock units will be made if we achieve a minimum performance threshold. The restricted stock units, if any, will be issued the day after our Audit Committee approves the Company’s 2007 financial results in January 2008 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. No stock-based compensation expense was recognized in 2006 related to the Integration Plan as management determined it was not probable that the performance condition would be met.

The Board subsequently approved additional awards for executive officers and new participants in the Integration Plan. The restricted stock units, if any, under these awards will also be issued the day after our Audit Committee approves the Company’s 2007 financial results in January 2008 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. The Company’s performance against the defined performance threshold goal has been evaluated on a quarterly basis throughout 2007 and stock-based compensation recognized on a graded vesting basis over the requisite service periods that run from the date of the various board approvals through January 2010. Through September 30, 2007, a total of 508,999 contingently issuable restricted stock units, net of forfeitures, have been awarded under the Integration Plan. A deferred compensation charge of approximately $8.1 million and related increase to additional paid-in capital has been recorded in the equity section of our balance sheet for the total grant date fair value related to the potential issuance of these restricted share units. Although all necessary service and performance conditions have not been met as of September 30, 2007, based on our results for the nine months ended September 30, 2007 and the outlook for the remainder of 2007, management has determined that it is probable that the performance condition will ultimately be met. As a result, we have recorded $3.5 million in stock-based compensation expense related to these awards in the nine months ended September 30, 2007, including $1.8 million during third quarter 2007. This charge is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.” If we achieve the $85.0 million EBITDA performance threshold goal, as defined, we would expect to recognize approximately $5.4 million of total stock-based compensation on these awards in 2007.

•	Derivative Instruments and Hedging Activities. We account for derivative financial instruments in accordance with Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under SFAS No. 133. Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign denominated assets and liabilities.

We are exposed to interest rate risk in connection with our long-term debt which provides for quarterly interest payments at the London Interbank Offered Rate (“LIBOR”) + 2.25%. To manage this risk, we entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. We have structured the interest rate swap with decreasing notional amounts to match the expected pay down of the debt. The notional value of the interest rate swap was $94.9 million at September 30, 2007 and represented approximately 95% of the aggregate term loan balance. The interest rate swap agreement is effective through October 5, 2009 and has been designated a cash flow hedge derivative. We evaluate the effectiveness of the cash flow hedge derivative on a quarterly basis. During the nine months ended September 30, 2007 the hedge was highly effective and a net unrealized loss of $600,000 was recorded in “Accumulated other comprehensive gain.”
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
     Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 39% of our total revenues in the nine months ended September 30, 2007 and 40% of our total revenues in the year ended December 31, 2006. In addition, the identifiable net assets of our foreign operations totaled 29% of consolidated net assets at September 30, 2007, as compared to 28% at December 31, 2006. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting unrealized foreign currency exchange gains of $3.1 million and $1.3 million in the nine months ended September 30, 2007 and 2006, respectively.
     Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net working capital as of September 30, 2007 to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the September 30, 2007 rates would result in a currency translation loss of $1.6 million before tax. We use derivative financial instruments to manage this risk.
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
     At September 30, 2007, we had forward exchange contracts with a notional value of $27.8 million and an associated net forward contract receivable of $495,000. At December 31, 2006, we had forward exchange contracts with a notional value of $20.7 million and an associated net forward contract liability of $22,000. The forward contract receivables or liabilities are included under the captions “Prepaid expenses and other current assets” or “Accrued expenses and other liabilities” as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We prepared sensitivity analyses of the impact of changes in foreign currency exchange rates on our forward exchange contracts at September 30, 2007. Based on the results of these analyses, a 10% adverse change in all foreign currency rates from the September 30, 2007 rates would result in a net forward contract liability of $724,000 that would increase the underlying currency transaction loss on our net foreign assets. We recorded a foreign currency exchange contract gain of $202,000 in the nine months ended September 30, 2007 and a foreign currency exchange contract loss of $148,000 in the nine months ended September 30, 2006.
     Interest rates. We have historically invested our cash in a variety of financial instruments denominated in U.S. dollars, including bank time deposits and variable and fixed rate obligations of the U.S. Government and its agencies, states, municipalities, commercial paper and corporate bonds, and have classified all of our investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on our investments is reflected in our financial statements under the caption “Interest income and other, net.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have suffered a decline in market value due to a change in interest rates. We hold our investment securities for purposes other than trading. During second quarter 2006, we liquidated substantially all of our investments through sales or maturities in order to generate cash to complete the acquisition of Manugistics on July 5, 2006. There were no securities held as of December 31, 2006 or September 30, 2007 and our excess cash balances were primarily invested in money market accounts.
     We are exposed to interest rate risk in connection with our long-term debt which provides for quarterly interest payments at the London Interbank Offered Rate (“LIBOR”) + 2.25%. To manage this risk, we entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. We have structured the interest rate swap with decreasing notional amounts to match the expected pay down of the debt. The notional value of the interest rate swap was $94.9 million at September 30, 2007 and represented approximately 95% of the aggregate term loan balance. The interest rate swap agreement is effective through October 5, 2009 and has been designated a cash flow hedge derivative. We evaluate the effectiveness of the cash flow hedge derivative on a quarterly basis. During the nine months ended September 30, 2007 the hedge was highly effective and a net unrealized loss of $600,000 was recorded in “Accumulated other comprehensive gain.”
Item 4: Controls and Procedures
     Disclosure controls and procedures. During and subsequent to the reporting period, and under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”) as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on September 30, 2007 were effective to ensure that information required to be disclosed in our reports to be filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding disclosures and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     Internal control over financial reporting. The term “internal control over financial reporting” is defined under Rule 13a-15(f) of the Act and refers to the process of a company that is designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements. There were no changes in our internal controls over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
      We are involved in legal proceedings and claims arising in the ordinary course of business.  Although there can be no assurance, management does not currently believe the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.
Item 1A. Risk Factors
     We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition, results of operations or the market price of our stock. This section should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2007 and for the three months then ended contained elsewhere in this Form 10-Q.
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
If we lose access to critical third-party software or technology, our costs could increase and the introduction of new products and product enhancements could be delayed, potentially hurting our competitive position

     We license and integrate technology from third parties in certain of our software products. For example, we license the Uniface client/server application development technology from Compuware, Inc. for use in Portfolio Merchandise Management, certain applications from Silvon Software, Inc. for use in Performance Analysis by IDEAS, Cognos for use in JDA Reporting and JDA Analytics, BEA Systems, Inc.’s WebLogic application for use in most of the applications acquired in the Manugistics transaction and Business Object S.A.’s Data Integrator application which is also used in certain of the Manugistics applications. Our third party licenses generally require us to pay royalties and fulfill confidentiality obligations. We also resell Oracle database licenses. If we are unable to continue to license any of this third party software, or if the third party licensors do not adequately maintain or update their products, we would face delays in the releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our software products. These delays, if they occur, could harm our business, operating results and financial condition. It is also possible that intellectual property acquired from third parties through acquisitions, mergers, licenses or otherwise obtained may not have been adequately protected, or infringes another parties intellectual property rights.
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
     The enterprise software market continues to consolidate and this has resulted in larger, new competitors with significantly greater financial, technical and marketing resources than we possess. This could create a significant competitive advantage for our competitors and negatively impact our business. The consolidation trend is evidenced by our acquisition of Manugistics Group, Inc., Oracle’s acquisitions of Retek, ProfitLogic, Inc., 360Commerce, and Global Logistics Technologies, Inc. (G-LOG), and SAP AG’s acquisitions of Triversity, Inc. and Khimetrics, Inc. Oracle did not compete with our retail specific products prior to its acquisitions of Retek, ProfitLogic, Inc., 360Commerce, and Global Logistics Technologies, Inc. It is difficult to estimate what long term effect these acquisitions will have on our competitive environment. We have encountered competitive situations with Oracle in certain of our international markets where, in order to encourage customers to purchase their retail applications, we suspect they have offered to license their database applications at no charge. We have also encountered competitive situations with SAP AG where, in order to encourage customers to purchase licenses of its non-retail applications and gain retail market share, we suspect they have also offered to license at no charge certain of its retail software applications that compete with our JDA Enterprise Architecture solutions. If large competitors such as Oracle and SAP AG and other large private companies are willing to license their retail and/or other applications at no charge it may result in a more difficult competitive environment for our products. In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the retail supply chain market. We cannot guarantee that we will be able to compete successfully for customers or acquisition targets against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.
     Our consulting services business model is largely based on relatively high cost onshore resources and we are increasingly faced with competition from low cost offshore service providers. This competition is expected to continue to grow and while we continue to successfully command premium rates for our services which we believe offer good overall value for the money, our hourly rates are much higher than those offered by these offshore competitors. As these offshore competitors gain more experience with our products the quality gap between our offerings may diminish and result in decreased revenues and profits from our consulting practice. In addition, we face increased competition for services work from ex-employees of JDA who offer services through lower cost boutique consulting firms. These competitive service providers have taken business from JDA and while they are currently relatively small compared with our consulting services business, if they grow successfully then it will be largely at our expense. We are in the process of developing our own offshore consulting resource group to address this risk; however, we cannot guarantee these efforts will be successful or enhance our ability to compete.
We may be impacted by shifts in the retail supply chain
     Historically, we have derived over 75% of our revenues from the license of software products and the performance of related services to retail customers. This percentage decreased, as expected, to 52% in the second half of 2006 and 53% in the nine months ended September 30, 2007 with the acquisition of Manugistics. However, since many of manufacturing and distribution customers acquired from Manugistics directly or indirectly supply products to the retail industry, the success of most of our customers is directly linked to general economic conditions, as well as those of the retail industry. In addition, we believe that the licensing of certain of our software products involves a large capital expenditure, which is often accompanied by large-scale hardware purchases or other capital commitments. As a result, demand for our products and services could decline in the event of instability or potential economic downturn.

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
There are many risks associated with international operations
     International revenues represented 39% of our total revenues in the nine months ended September 30, 2007 and 40% of our total revenues in the year ended December 31, 2006. If our international operations grow, we may need to recruit and hire new consulting, sales and marketing and support personnel in the countries in which we have or will establish offices. Entry into new international markets typically requires the establishment of new marketing and distribution channels, as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. In addition, the opening of a new office typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. If we are less successful in a new market than we expect, we may not be able to realize an adequate return on our initial investment and our operating results could suffer. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, that we will be successful at hiring, training or retaining such personnel or that we can expand or contract our international operations in a timely, cost effective manner. If we have to downsize certain international operations, the costs to do so are typically much higher than downsizing costs in the United States, particularly in Europe.
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
We have incurred significant indebtedness in order to finance the Manugistics acquisition, which will limit our operating flexibility
     In order to finance the acquisition consideration and repay certain indebtedness of Manugistics, we incurred a significant amount of indebtedness. This indebtedness requires us to:
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

JDA SOFTWARE GROUP, INC.
Dated: November 9, 2007	By:	/s/ Kristen L. Magnuson
Kristen L. Magnuson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #		Description of Document
2.1▲▲▲	—	Agreement and Plan of Merger by and between JDA Software Group, Inc., Stanley Acquisition Corp. and Manugistics Group, Inc. dated April 24, 2006.

2.2▲▲▲	—	Voting Agreement by and among JDA Software Group, Inc., Manugistics Group, Inc. and other parties signatory thereto dated as of April 24, 2006.

3.1****	—	Third Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated July 23, 2002.

3.2**	—	First Amended and Restated Bylaws of JDA Software Group, Inc.

3.3▲▲▲▲	—	Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc filed with the Secretary of State of the State of Delaware on July 5, 2006.

3.4††††	—	Certificate of Correction filed to correct a certain error in the Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc. filed with the Secretary of State of the State of Delaware on July 5, 2006.

4.1*	—	Specimen Common Stock Certificate of JDA Software Group, Inc.

10.1*(1)	—	Form of Indemnification Agreement.

10.2ww(1)	—	1996 Stock Option Plan, as amended on March 28, 2003.

10.3*(1)	—	1996 Outside Directors Stock Option Plan and forms of agreement thereunder.

10.4ww (1)	—	Executive Employment Agreement between James D. Armstrong and JDA Software Group, Inc. dated July 23, 2002, together with Amendment No. 1 effective August 1, 2003.

10.5ww (1)	—	Executive Employment Agreement between Hamish N. Brewer and JDA Software Group, Inc. dated January 22, 2003, together with Amendment No. 1 effective August 1, 2003.

10.6 ****(1)	—	Executive Employment Agreement between Kristen L. Magnuson and JDA Software Group, Inc. dated July 23, 2002.

10.7ww (1)	—	1998 Nonstatutory Stock Option Plan, as amended on March 28, 2003.

10.9▲▲▲▲	—	Credit Agreement dated as of July 5, 2006, among JDA Software Group, Inc., Manugistics Group, Inc., Citicorp North America, Inc., Citibank, N.A., Citigroup Global Markets Inc., UBS Securities LLC and Wells Fargo Foothill, LLC and the Lenders named therein.

10.9.1***	—	Amendment No. 1 to Credit Agreement dated July 26, 2007, among JDA Software Group, Inc., Manugistics Group, Inc., Citicorp North America, Inc., Citibank, N.A., Citigroup Global Markets Inc., UBS Securities LLC and Wells Fargo Foothill, LLC and the Lenders named therein.

10.10ww (2)	—	Value-Added Reseller License Agreement for Uniface Software between Compuware Corporation and JDA Software Group, Inc. dated April 1, 2000, together with Product Schedule No. One dated June 23, 2000, Product Schedule No. Two dated September 28, 2001, and Amendment to Product Schedule No. Two dated December 23, 2003.

10.11ww (1)	—	JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 2004.

10.12**(1)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and Kristen L. Magnuson, amending certain stock options granted to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on September 11, 1997 and January 27, 1998.

10.13†(1)	—	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement).

Exhibit #		Description of Document
10.14††(1)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.15w (1)(3)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.16w (1)(3)	—	Form of Nonstatutory Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.17w (1)(4)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.18w (1)(5)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.19††† (1)	—	Executive Employment Agreement between Christopher Koziol and JDA Software Group, Inc. dated June 13, 2005.

10.20▲ (1)	—	Restricted Stock Units Agreement between Christopher Koziol and JDA Software Group, Inc. dated November 3, 2005.

10.21▲ (1)	—	Form of Restricted Stock Unit Agreement to be used in connection with restricted stock units granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.22▲▲ (1)	—	Standard Form of Restricted Stock Agreement to be used in connection with restricted stock granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.23▲▲ (1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Hamish N. Brewer pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.24▲▲ (1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Kristen L. Magnuson pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.25▲▲ (1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Christopher J. Koziol pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.26▲▲▲	—	Preferred Stock Purchase Agreement by and among JDA Software Group, Inc. and Funds Affiliated with Thoma Cressey Equity Partners Inc. dated as of April 23, 2006.

10.27▲▲▲	—	Registration Rights Agreement Between JDA Software Group, Inc. and Funds Affiliated With Thoma Cressey Equity Partners Inc. dated as of April 23, 2006.

14.1w w	—	Code of Business Conduct and Ethics.

21.1w w w	—	Subsidiaries of Registrant.

31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, as filed on August 9, 2007.

****	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 12, 2002.

†	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998.

††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed on November 13, 1998.

†††	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 16, 2005, as filed on June 20, 2005.

††††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed on November 9, 2006.

w	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.

w w	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004.

w w w	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed on March 16, 2007.

▲	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 28, 2005, as filed on November 3, 2005.

▲▲	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 16, 2006.

▲▲▲	Incorporated by reference to the Company’s Current Report on Form 8-K/A (Amendment No. 1) dated April 24, 2006, as filed on April 27, 2006.

▲▲▲▲	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 5, 2006, as filed on July 7, 2006.

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(2)	Confidential treatment has been granted as to part of this exhibit.

(3)	Applies to James D. Armstrong.

(4)	Applies to Hamish N. Brewer.

(5)	Applies to Senior Executive Officers with the exception of James D. Armstrong and Kristen L. Magnuson.