Form 10-K
period 2007-12-31
JDA SOFTWARE GROUP INC
filed 2008-03-14
CIK 1006892

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act
Yes ☐     No ☑

The approximate aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing sales price of such stock as reported by the NASDAQ Stock Market) on June 30, 2007 was $558,406,817. The number of shares of common stock, $0.01 par value per share, outstanding as of March 7, 2008 was 30,456,441.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference

Portions of the Proxy Statement for the registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K	Items 10, 11, 12, 13 and 14 of Part III

PART I
Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments -- None
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders -- None during fourth quarter 2007.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure --
Item 9A. Controls and Procedures
Item 9B. Other Information -- None
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits and Financial Statement Schedules
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Three Years Ended December 31, 2007 (In thousands, except percentages, shares, per share amounts or as otherwise stated)
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1

This Annual Report on Form 10-K contains forward-looking statements reflecting management’s current forecast of certain aspects of our future. It is based on current information that we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, numbers of personnel, strategic relationships with third parties, and strategy. The forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “intend,” “believe,” “should,” “would,” “could,” “anticipate” or other words that convey uncertainty of future events or outcomes. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Annual Report on Form 10-K, which you should read carefully. We would particularly refer you to Item 1A. “Risk Factors” for an extended discussion of the risks confronting our business. The forward-looking statements in this Annual Report on Form 10-K should be considered in the context of these risk factors. We disclaim any obligation to update information contained in any forward-looking statement.

PART I

Item 1.	Business

Overview

We are a leading provider of sophisticated software solutions designed specifically to address the supply and demand chain requirements of global consumer products companies, manufacturers, wholesale/distributors and retailers, as well as government and aerospace defense contractors and travel, transportation, hospitality and media organizations, and have an install base of over 5,600 customers worldwide. Our solutions enable customers to manage and optimize the coordination of supply, demand and flows of inventory throughout the supply and demand chain to the consumer. We have invested nearly $840 million in developed and acquired technology since 1996 when we became a public company. We believe the quality and breadth of our product offerings promote customer loyalty and drive repeat business as 65%, 79% and 70% of our sales were made to existing customers during 2007, 2006 and 2005, respectively. As of December 31, 2007, we employed approximately 1,600 associates and conducted business from 27 offices in three geographic regions: the Americas (includes the United States, Canada, and Latin America), Europe (Europe, Middle East and Africa), and Asia/Pacific. Each region has separate management teams and reporting structures. Our corporate offices are located in Scottsdale, Arizona.

Market Background

Historically, the process by which goods are manufactured, distributed, and ultimately sold to consumers has been understood in terms of the supply chain, running forward from the suppliers of raw materials to manufacturers and the distribution of products to meet the anticipated demand of customers and consumers; and the demand chain, extending back from the consumer to the retail store and its distribution centers. Providers of software solutions have focused on different vertical markets within these broad segments and attempted to help customers optimize the various processes relevant, in the case of the supply chain, to supplying goods to customers and retail outlets, and in the case of the demand chain, to selling and delivering goods to the ultimate consumer. JDA has been integrating solutions to address the full supply and demand chain since 2000, with the fundamental belief that the processes used in both markets are often common and could benefit from collaboration. Today we see retailers becoming increasingly focused on the upstream manufacturing supply chain and we also see manufacturers increasingly focused on becoming consumer centric.

Throughout the supply and demand chains, businesses increasingly face new challenges created by global operations and increasingly demanding consumers. These two factors are in conflict with one another as the extended global supply chain introduces longer lead times while the accelerated pace of change in consumer demand requires increased responsiveness. Consumer preferences can change rapidly and without notice, and intensified competition ensures that an organization’s production, inventory, distribution or allocation mistakes will be costly and their impact felt instantly in the market. JDA believes that in the new global marketplace, all processes involved in providing goods to the end customers and consumers should ultimately be driven by customer behavior and consumer buying patterns. Manufacturers, suppliers and retailers all require the ability to quickly adjust their plans to changing market realities, and to collaborate to ensure timely delivery of the right products to customers and consumers at the right price at the right time. The retail and supplier community needs solutions that enable a common, shared view of the consumer signal throughout the supply and demand chain; we call this “One Synchronized View of Demand.”

JDA Solution

We primarily sell to one large segment of the market — consumer products supply and demand chain companies, which encompass retail companies as well as manufacturing and wholesale distribution vertical industries — and market our products as modular, yet integrated suites of solutions which are designed to give our customers one synchronized view of product demand across their enterprise and extended supply chain. Some of our products are specific to certain types of companies within this target market; for example, we have certain products, such as point-of-sale applications, that are only applicable to a retail operation. Our integrated suite of solutions combines the functionality of planning, optimization, execution and analysis applications to enable our customers to develop an integrated enterprise plan to track and optimize the flow of inventory through the supply and demand chain while optimizing their resources, operating efficiencies and financial results. Our customers can select individual products from our suite and implement them on a stand-alone basis or they can implement various combinations of our products to create an integrated solution.

In addition, our solutions include corporate level merchandise operations systems, which enable retailers to manage their inventory, product mix, pricing and promotional execution and enhance the productivity and accuracy of warehouse processes; in-store systems, which provide retailers with point-of-sale and back office applications to capture, analyze and transmit certain sales, store inventory and other operational information to corporate level merchandise operations systems; and transportation and logistics management solutions, which are designed to enable manufacturers, distributors, retailers, shippers, consignees, carriers, trading partners and logistics service providers to effectively manage the complexities of transportation and logistics, including multiple modes of transport such as by air, rail, sea and road.

Our solutions also include a comprehensive set of tools for advanced decision support and analysis covering strategic business planning, forecasting, promotional planning, distribution planning, manufacturing planning and scheduling, price and revenue optimization, inventory optimization, collaborative synchronization of inventory, distribution, production and material plans, category management and workforce management. In addition, we also provide revenue management solutions that enable passenger travel companies, cargo carriers, hotel and resort companies, media networks, broadcast groups and cable companies to more accurately forecast future demand, optimize the allocation of capacity, maximize revenues and improve customer satisfaction. Many of our products can be and are sold to multiple customer types and most of our products are sold across each of our geographic regions.

JDA Business Segments

We organize and manage our operations by type of customer across the following reportable business segments:

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

Disclosures of certain financial information regarding our business segments and geographic regions is included in our consolidated financial statements as of December 31, 2007 and 2006, and for each of the years in the three-year period ended December 31, 2007, which are included elsewhere herein.

Business Opportunities and Growth Strategies

JDA has served the retail industry since 1985. Since 2000, we have expanded into the consumer goods manufacturing and wholesale-distribution markets through strategic acquisitions. Our market expansion has been primarily achieved through a series of ten acquisitions over the past ten years, the largest being the acquisition of Manugistics Group, Inc. which we completed in July 2006. Our future growth plans include additional acquisitions to further expand our markets and improve our offering, revenues and profitability.

Most of our customers today, whether they are retailers, manufacturers or distributors, have already put the underlying transactional systems in place that are required to automate the basic manual tasks of buying and managing inventory and tracking all transactions from order to collection. These types of solutions provide companies with certain operational benefits and fundamental information; however, these systems do not help improve the planning and optimization aspects of their business. We believe the next key challenge for many retail, manufacturing and distribution companies worldwide will be their ability to continually improve operating margins and efficiencies. To this end, we believe our market position and business opportunities are strong; we are the leading company that currently provides an established suite of solutions that address these needs and other additional, often complex business challenges. We also believe this market advantage will last for several years as our competitors attempt to replicate the sophisticated solutions and level of integration that we are able to deliver today. Additionally, while our competitors attempt to replicate our capabilities, we plan to add new innovations that will enhance or expand our advantage.

Our strategy for growth in 2008 can be summarized as follows:

•	Continued Introduction of Innovative Solutions. We will introduce several new innovative solutions during 2008 and we believe these solutions will create new revenue and market opportunities for JDA. The first two major introductions are scheduled in first quarter 2008 and will include our next generation Assortment Planning solution and a new Planogram Generator solution. These products will help ensure our continued innovative market leadership and we believe they will compete effectively against alternative solutions that may become available on the market in the coming years;

•	Continued Improvement in Sales Execution and Business Development. We will continue to make improvements in our worldwide sales execution that will generate software sales growth. During 2007, we generated a 28% organic growth in software sales. Furthermore, each of our geographic regions achieved annual increases in software sales in 2007 compared to 2006. We believe these increases are attributable to the investments we made in business development in 2007, new additions to our sales force and our ability to capitalize on the potential of the Manugistics acquisition. We will continue with these strategies; however, we only plan for modest increases in our overall investment in sales and marketing in 2008;

•	Establish Center of Excellence. We will make a $7.8 million incremental investment to expand our operations in India in 2008 to create a comprehensive Center of Excellence (“CoE”) that encompasses additional product development activities, customer implementation services, customer support services and internal administrative services. The investment is primarily related to the addition of approximately 230 new associates at our facility in Hyderabad, India, approximately half of which we hope to hire during the first half of 2008. We believe the CoE will provide an improved business model for JDA and enhance our growth potential and operating results by:

➢	Accelerating the development of new solutions and innovations through an expanded R&D bandwidth;

➢	Increasing the breadth and competitiveness of our consulting services through a blended delivery offering that combines high value on-shore consulting expertise and project management with lower cost off-shore resources;

➢	Enhancing our customer support service through faster resolution of complex customer issues;

➢	Accelerating the development of training content;

➢	Reducing the total cost of ownership of our solutions;

➢	Improving our competitiveness against companies that already operate low cost off-shore facilities;

➢	Accelerating the development of common business processes between major departments within JDA;

➢	Increasing our ability to take advantage of technology to optimize our internal operations; and

➢	Lowering our operating costs and improving our operating margins

The CoE is designed to complement and enhance our existing on-shore business model, not replace it, and our goal is to achieve all of these benefits without sacrificing our capability to work face-to-face with our customers, most of which are in the Americas and Europe. We do plan to reduce our total on-shore headcount by approximately 50 associates during 2008 through attrition and minor adjustments as related functions become available at the CoE. From an overall financial perspective, we believe the CoE will result in a net cost to JDA during 2008 as duplicate resources will be retained on-shore during the period of time we hire and train the new Indian associates in order to ensure a smooth transition. We believe the CoE will improve our operating margins from 2009 forward.

•	Expand Partnerships. We will continue to develop and expand the network of partners and value-added resellers (VARs) who help promote JDA solutions globally. We will also leverage the success of our JDA Alliance Connection program, first launched in 2007, that is designed to provide increased value to our partners and to maximize their ability to generate additional revenues for both themselves and JDA.

Product Strategy

In January 2007, we announced the adoption of our JDA Enterprise Architecture platform. This platform provides the strategic technology base that we will use to integrate and develop new solutions for our target markets. Customer acceptance of the JDA Enterprise Architecture has generally been positive, and we plan to expand the use of this platform over time to provide an increasingly seamless solution for our customers. During 2007, we launched several key integrations between JDA Enterprise Architecture-based solutions and other products in our solution suite. In 2008, we will continue this process, integrating additional JDA products to the JDA Enterprise Architecture.

The JDA Enterprise Architecture is designed to support our advanced planning and optimization solutions via a common platform for user interfaces, master and operational data, security, exception management, workflow, analysis and reporting. The JDA Enterprise Architecture features a “grid computing facility,” which utilizes parallel processing that enables the largest global customers to solve their complex business challenges and handle the large number of SKUs, time horizons and parameter settings. With the “grid computing facility” customers can model their complete supply chain without the need to make simplifying assumptions. We believe the JDA Enterprise Architecture provides our customers with better visibility of key performance indicators and “one view” of demand across all enterprise planning and optimization activities thereby allowing more profitable and informed decisions in manufacturing, sourcing, supply chain planning, distribution, merchandising, logistics, promotions, replenishment and shelf optimization. The JDA Enterprise Architecture is architected primarily using Java J2EE technology. We are in the process of enhancing the interoperability between the Microsoft .Net technologies and the JDA Enterprise Architecture, and we plan to launch various solutions in 2008 that take advantage of this interoperability.

In 2008, our product strategy will focus on providing a comprehensive solution suite that allows our customers to implement an “Integrated Planning and Execution” solution. Integrated Planning and Execution represents the ability for our customers to coordinate their decision making activities across the enterprise through certain common processes, such as a single demand plan for the whole enterprise. It also represents the ability to ensure that planning systems are constantly in synchronization with execution systems and activities across the enterprise. This strategy requires a broad and integrated suite of planning solutions that can interoperate as well as the ability to transform those plans into action through execution systems. Our products provide all of these capabilities and we believe the breadth and depth of our solution offerings is a distinct competitive advantage. We also believe our ability to offer customers flexibility in their deployment approach provides a distinct competitive advantage as customers can implement individual solutions on a stand-alone basis or implement various combinations of our products to create an integrated solution.

Product development expense for 2007, 2006 and 2005 was $51.2 million, $56.3 million and $44.4 million, respectively.

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

Products

With the expanding complexities of today’s global economy, increased competitive imperatives, challenging new business models and increased customer sophistication, the movement towards a holistic perspective over the entire supply and demand chain is converging into what we refer to as “Integration Planning and Execution.” We offer a complete, supply and demand chain industry-specialized suite of applications with the depth and breadth of capabilities necessary for enabling Integration Planning and Execution. The following table provides a listing and brief description of the products in our solution suite that provide customers with a flexible platform and the ability to optimize advanced decision making processes.

Product Lines	Description
JDA Enterprise Architecture

• JDA Integrator • JDA Monitor	The JDA Enterprise Architecture provides a common platform for master and operational data, security, exception management, workflow, analysis and reporting. JDA Integrator facilitates the initial load of data, as well as the dynamic and daily data updates between JDA applications and to other third party or legacy systems. JDA Monitor enables a customer to monitor and manage pre-defined critical planning and event information.

Merchandise Operations Systems

• Portfolio Merchandise Management • Merchandise Management System-I	The Merchandise Operations Systems applications manage inventory and the movement of merchandise including buying and receiving, tracking and controlling inventory, transferring between locations, customer sales and returns, executing price strategies and returning goods to vendors.

Product Lines	Description
Store Systems

• JDA Point-of-Sale • Distributed Store System for Windows • JDA Back-of-Store • JDA Customer Relationship Management	The Store Systems applications provide point-of-sale functions including sales, returns, exchanges, layaways and special orders and visibility into merchandise operations systems; back office functions for inventory movement and transaction management; and a centralized repository for customer demographic and transaction information, target marketing, customer scorecarding and customer loyalty.

Transportation and Logistics Management

• JDA Transport • JDA Transport RFQ • JDA Carrier • JDA Freight Pay • JDA Delivery Management • JDA Routing	The Transportation Management applications enable manufacturers, distributors, retailers, shippers, carriers and transportation service providers to more effectively manage the complexities of a multi-modal logistics network. Functionality includes synchronization of the global movement of goods and information, automated freight payment processes, proactive management of supplier and carrier relationships and ability to generate an optimized plan based on real business constraints.

Merchandise Planning

• JDA Enterprise Planning • JDA Size Scaling	The Merchandise Planning solution is a collaborative and configurable, workflow-driven planning solution that synchronizes all planning metrics, including sales, margins or turns, across functional organizations and reconciles them down the enterprise hierarchies. The solution supports and optimizes strategic financial and operating planning activities and provides a single, integrated solution for financial, merchandise, channel and key item planning to better manage inventory.

Space & Category Management

• Efficient Item Assortment by Intactix
• Space Planning by Intactix
• Floor Planning by Intactix
• Shelf Assortment by Intactix
• Intactix Knowledge Base
• Space Automation by Intactix
• Planogram Generator by Intactix
• JDA Channel Clustering
The Space and Category Management solution enables manufacturers, distributors and retailers to plan and execute category and merchandise plans designed to achieve demand-based precision merchandising. The solution tailors assortments for product launches and go-to-market strategies; increases movement at full retail while lowering carrying costs and decreasing out-of-stocks and excess inventory; and streamlines space and floor planning activities

Product Lines	Description
Price Optimization & Management

• Trade Event Management for Retail • VistaCPG • JDA Advertising and Promotion • JDA Markdown • JDA Precision Pricing • JDA Promotions	The Price Optimization & Management solution Management optimizes pricing (taking competitors’ pricing into account), promotional spend and promotional planning and execution to generate maximum sales and margin dollars. The solution facilitates the determination of the best mix of price and promotion to help drive revenues; improves utilization of promotional dollars; optimizes the pricing and promotion process to reduce inventory costs while improving sell-through; and generates maximum value from end-of-life, end-of-season and excess inventory.

Demand

• JDA Demand • JDA Seasonal Profiling • JDA Demand Decomposition	The Demand solution leverages multiple forecasting algorithms and methodologies to drive forecast improvement across all types of products. The solution supports forecasting for different product sales behavior; responds to shifts in demand from new product introduction to end of life; and leverages multiple history streams, forecasting algorithms, promotional information and event data to improve forecast accuracy while minimizing inventory carrying costs and reducing lost sales.

Allocation & Replenishment

• JDA Fulfillment
• JDA Inventory Policy Optimization
• JDA Allocation
• Advanced Warehouse Replenishment by E3
• Advance Store Replenishment by E3
• Vendor Managed Inventory by E3
• Network Optimization by E3
The Allocation & Replenishment solution provides a core planning and replenishment solution for developing a highly accurate time-phased projection of all inventories, shipments and receipts in a multi-tiered distribution network, while leveraging the one view of demand. The solution optimizes order management and execution, accounts for vendor minimums, truck/container sizes, price breaks, freight costs and optimal order quantities by item and across a vendor line; and manages product promotional flow, multi-level bill of material management, component replenishment, replacement and substitutions, new item introductions and phase in/phase out transitions.

Manufacturing & Supply Management

• JDA Strategy • JDA Master Planning • JDA Supply • JDA Order Promising • JDA Sequencing	The Manufacturing & Supply Management solution delivers a comprehensive demand-driven manufacturing planning and scheduling solution that addresses the challenges across process and discrete manufacturing. The solution enables network design and optimization, business workflow and comprehensive analysis of supply and demand plans and the recommended actions from summary to detail; and drives material and capacity allocation to profitably fulfill prioritized customer demand.

Product Lines	Description
Contract Manufacturing

• JDA Maintenance Repair & Overhaul • JDA Make-to-Order • JDA Procurement Management	The Contract Manufacturing solution is specifically designed for enterprises engaged in standard and contract-oriented manufacturing and re-manufacturing. The solution provides production control, financial management and resource planning tools and the access to information needed to speed delivery, increase effective capacity and reduce costs in a discrete manufacturing or repair and overhaul operation; and facilitates better resource utilization and full life cycle support capability.

Workforce Management

• JDA Workforce Management	The Workforce Management application provide capabilities for budgeting, forecasting, scheduling, time and attendance, labor tracking, operations management, corporate reporting and workforce interaction via web portals.

Performance Management

• JDA Analysis & Discovery • JDA Reporting • JDA Analytics • Performance Analysis by IDEAS	The Performance Management solution delivers complete business intelligence capabilities, unifies business process workflow, integrates security and leverages preconfigured key performance indicators to help analyze and predict the impact of changes.

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

Collaboration

• Marketplace Replenishment by E3 • JDA Collaborate • JDA Marketplace	The Collaboration solutions enable collaboration internally on supply chain decisions and externally with trading partners to streamline decision making throughout an extended network. The solutions enable real-time communication and facilitate the sharing of strategic, operational and tactical plans.

Customer Support Solutions

We offer comprehensive customer support solutions to help customers optimize their investment in our products. Our standard maintenance services agreement entitles customers to receive unspecified new product releases (exclusive of those that introduce significant new functionality), comprehensive error diagnosis and correction, global phone, email and internet support, a customer relationship management portal that provides 24/7 self-service for managing and reporting issues, and access to an online user community and searchable solution knowledge-base. Customers have the option of choosing maintenance service programs that extend hours of coverage, incorporate support for custom configurations, or provide special attention through periods of high activity or upgrade processing. We also offer enhanced support services that provide customers with difficult to find technical and database administration skills and an outsource alternative to help desk and other information technology services. In addition, we have a Platinum Support offering that includes 24x7 support for critical issues on certain of our products, annual strategic planning meetings, technical and functional health checks, and customized training. The vast majority of our customers have participated in one or more of our customer support solutions programs and we have historically realized a retention rate of approximately 95% in our installed customer base.

Consulting Services

•	Consulting Implementation Services. Our consulting services group consists of project managers, business consultants, systems analysts and technical personnel with extensive retail, manufacturing, and distribution industry experience. The consulting services group assists our customers in all phases of systems implementation, including program and project management, business process analysis and design, systems planning and design, organizational/process benchmarking reviews, customer-specific configuration of application modules, performance tuning and on-site implementation or conversion from existing systems. We also offer a variety of post-implementation services designed to maximize our customers’ return on software investment, which include enhanced utilization reviews, system and process health checks, upgrade assessment and planning and executive strategic planning sessions.

•	Strategic Business Services. We have historically provided a limited range of strategic business consulting services including our Business Performance Optimization service which aligns and integrates business activities, organizational structure, performance measures and systems when there are changes in business strategy, mergers or acquisitions and organizational realignment. Based on customer feedback received by the Company, we have developed and will provide a broader offering of strategic consulting services offerings in 2008 that we believe will increase our presence in the strategic consulting market.

•	Expanded Services Offerings through the CoE. Our investment in the CoE during 2008 will encompass, among other activities, customer implementation services that enable us to provide a blended delivery offering that combines high value on-shore consulting expertise and project management with lower cost off-shore resources. Over the past few years, the market for technical services related to the implementation and use of our products has become increasingly competitive and we have experienced a growing loss of potential consulting services to lower cost off-shore and small boutique consulting providers. We believe the CoE will complement our existing on-shore consultants and allow us to capture more of the total services dollars being spent by customers for implementation and other services related to our products. We believe that this initiative will expand our services offerings, increase our competitiveness and improve the profitability of our overall consulting business.

•	Training. We offer a comprehensive education and training program for our customers, associates and business partners through our Business Management Institute (“BMI”) and maintain a full-time staff consisting of professional instructors and course developers. BMI services include multimodal process and solution training, role-based certification tracks, benchmarking surveys and services and best practice/business strategy information. BMI features a curriculum for each of our software solutions and prepaid bundled training packages that range from basic overviews, implementation and technical/developer classes to business process education and key topics and techniques for the supply chain. Courses are offered primarily at our in-house classroom facilities in Scottsdale, Rockville, Atlanta, Bentonville, Chicago, Dallas, the United Kingdom and Singapore, and through customized on-site classes. In addition, we offer JDALearn.com, a web-based education alternative sold on a subscription basis, which provides online learning in areas such as replenishment and allocation, category management, space and floor planning, and merchandise planning.

Consulting services are generally billed bi-weekly on an hourly basis or pursuant to the terms of a fixed price contract. In addition, we augment our services on large-scale implementations and extensive business process re-engineering projects with third-party business alliances, consulting firms and system integrators. Consulting engagements have typically ranged from one month for certain Space & Category Management Solutions to over two years for our larger Merchandise Operations Systems, Demand and Allocation & Replenishment Solutions; however, the time required to complete a project can vary significantly based on the size of the customer and the number and type of applications being implemented.

Sales and Marketing

We market our products and services primarily through our direct sales force. The direct sales force for the Americas region is based in Scottsdale, Arizona with 13 additional regional sales and support offices across the United States, Canada and Latin America. Our international direct sales force is located in 14 sales and support offices in major cities throughout Europe, Asia, Australia, and Japan. We have created dedicated sales organizations in each of our geographic regions, as well as the Services Industries business unit. As of December 31, 2007, our global sales and marketing organization consisted of 222 employees including quota carrying sales representatives in the Americas, Europe and Asia/Pacific of 36, 16 and 16, respectively. We expanded our investment in the sales and marketing organization during 2007 and now believe that we have established a global sales presence which is appropriate for our current size of operation. We plan modest increases in our overall investment in sales and marketing in 2008.

We continue to develop the network of partners and Value-Added Resellers (VARs) who support us in the attainment of our goals. We expanded the use of VARs extensively in our European region during 2006 and 2007. We believe this model has helped us to achieve a stronger presence in those geographies within this diverse region where we do not have direct operations. We have signed a partnership agreements with Sirius and Logicalis, two USA-based hardware resellers to provide hardware sales support to complement the sales of our products in North America. Our Alliance Connection program, first launched in 2007, is designed to provide increased value to our partners and maximize their ability to generate additional revenues for both themselves and JDA.

Sales to new customers have historically required between three and twelve months from generation of the sales lead to the execution of a software license agreement. Sales cycles are typically longer for larger dollar projects, large multi-national organizations and companies in certain geographic regions. During the past three years, we have noted an increased requirement for senior executives, boards of directors or significant equity investor approval for larger dollar contracts that have lengthened the traditional time from lead generation to the execution of a software agreement. We believe our ability to offer a comprehensive portfolio of integrated software applications that can be installed independently or as a complete solution, has created increased cross-selling opportunities to existing customers.

Competition

We believe that while our markets are still subject to intense competition, the number of competitors in many of our application markets has decreased over the past five years. We believe the principal competitive factors in our markets are feature and functionality, product reputation, performance and scalability, quality of referenceable accounts, vendor viability, ability to implement, retail and demand chain industry expertise, total solution cost, technology platform and quality of customer support.

We have two types of competitors: the first type being Oracle and SAP AG, two large horizontal software companies that have increased their presence in the retail marketplace over the past few years, and the second type being the smaller point solution providers who typically focus on limited solution areas. We believe that Oracle and SAP AG represent our more important long-term competitors as we expand our product offerings and compete head-to-head with them on broader system selection opportunities. We also expect Oracle and SAP AG to provide more aggressive competition for us due to the strength of their brands and market positions.

Proprietary Rights

Our success and competitive position is dependent in part upon our ability to develop and maintain the proprietary aspect of our technology. The reverse engineering, unauthorized copying, or other misappropriation of our technology could enable third parties to benefit from our technology without paying for it.

We rely on a combination of copyright, trade secrets, trademarks, confidentiality procedures, contractual restrictions and patents to protect our proprietary technology. We seek to protect the source code to our software, documentation and other written materials under trade secret and copyright laws. Effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. We license our software products under signed license agreements that impose restrictions on the licensee’s ability to utilize the software and do not permit the re-sale, sublicense or other transfer of the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and independent consultants to execute confidentiality agreements with us and by restricting access to our source code.

We license and integrate technology from third parties in certain of our software products. For example, we license the Uniface client/server application development technology from Compuware, Inc. for use in Portfolio Merchandise Management, certain applications from Silvon Software, Inc. for use in Performance Analysis by IDEAS, Cognos for use in JDA Reporting and JDA Analytics, and the WebLogic application from BEA Systems, Inc. or the IBM Websphere applications for use in most of the JDA Enterprise Architecture platform solutions and the Data Integrator application from Business Object S.A which is also used in certain of the products acquired from Manugistics. Our third party licenses generally require us to pay royalties and fulfill confidentiality obligations. We also resell Oracle database licenses.

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

Employees

As of December 31, 2007 we had 1,596 employees: 1,011 were based in the Americas region, 206 were based in Europe, and 379 were based in the Asia/Pacific region, including 259 in India. Of the total, 222 were engaged in sales and marketing, 429 were in consulting services, 265 were engaged in client support services, 462 were in product development, and 218 were in administrative functions. We believe that our relations with our employees are good. We have never had a work stoppage and none of our employees are subject to a collective bargaining agreement.

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

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes material risks and uncertainties that we believe may adversely affect our business, financial condition, results of operations or the market price of our stock. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2007 and for the twelve months then ended contained elsewhere in this Form 10-K.

Risks Related To Our Business

We may misjudge when software sales will be realized

Software license revenues in any quarter depend substantially upon contracts signed and the related shipment of software in that quarter. It is therefore difficult for us to accurately predict software license revenues. Because of the timing of our sales, we typically recognize the substantial majority of our software license revenues in the last weeks or days of the quarter. In addition, it is difficult to forecast the timing of large individual software license sales with a high degree of certainty due to the extended length of the sales cycle and the generally more complex contractual terms that may be associated with such licenses that could result in the deferral of some or all of the revenue to future periods. Our customers and potential customers, especially for large individual software license sales, are requiring that their senior executives, board of directors and significant equity investors approve such sales without the benefit of the direct input from our sales representatives. As a result, large individual sales have sometimes occurred in quarters subsequent to when we anticipated, our sales process may be less visible than in the past and sales cycles are more difficult to predict. We expect to experience continued difficulty in accurately forecasting the timing of deals. If we receive any significant cancellation or deferral of customer orders, or we are unable to conclude license negotiations by the end of a fiscal quarter, our operating results may be lower than anticipated.

Economic, political and market conditions can adversely affect our revenue growth and profitability.

Our revenue and profitability depend on the overall demand for our software and related services. A regional and/or global change in the economy and financial markets could result in delay or cancellation of customer purchases. Current adverse conditions in credit markets and their effects on the United States and global economies and markets is an example of a negative change that has delayed certain customer purchases. Although these adverse conditions have only delayed a small number of customer deals to date, a further worsening or broadening, or protracted extension, of these conditions may have a more significant negative impact on our operating results.

In addition, our growth strategy contemplates significant contributions from acquisitions. In general, we prefer to use cash from operations and debt rather than equity to acquire companies. The availability and cost of debt are therefore dependencies for the Company and to the extent that debt becomes less available or more costly, our ability to execute our growth strategy will be impaired. Historically, developments associated with terrorist attacks on United States’ interests, continued violence in the Middle East, natural catastrophes or contagious diseases have resulted in economic, political and other uncertainties, and factors such as these could further adversely affect our revenue growth and operating results. If demand for our software and related services decrease, our revenues would decrease and our operating results would be adversely affected which, in turn, may cause our stock price to fall.

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

We are developing our next generation JDA Enterprise Architecture solutions based upon service oriented architecture technologies. The JDA Enterprise Architecture is based on the technical platform originally developed by Manugistics and is based on Java J2EE. We made a decision in January 2007 to use the JDA Enterprise Architecture as our primary technology platform, rather than the Microsoft .NET platform that had been our primary technology platform for new product development. A significant factor in selecting the JDA Enterprise Architecture is that it is more mature than the Portfolio-Enabled platform we had been developing because Manugistics began its development efforts approximately two years before we began developing our

Microsoft .NET based applications. As of December 31, 2007, there are nearly 200 customers that have installed and are using the JDA Enterprise Architecture in production.

The risks of our commitment to the JDA Enterprise Architecture platform include, but are not limited to, the following:

•	The possibility that it may be more difficult than we currently anticipate to develop additional, full-featured products for the JDA Enterprise Architecture platform and complete the planned transition of our product suite;

•	The possibility that our sales organization may encounter difficulties in determining whether to propose existing products or the next generation JDA Enterprise Architecture products to current or prospective customers;

•	The possibility we may not complete the transition to the JDA Enterprise Architecture platform within a timely manner;

•	Our ability to transition our customer base onto the JDA Enterprise Architecture platform as additional products become available;

•	The possibility that it may take several quarters for our consulting and support organizations to be fully trained and proficient on this new technology and, as a result, we may encounter difficulties implementing and supporting new products or versions of existing products based on the JDA Enterprise Architecture platform;

•	We may be required to supplement our consulting and support organizations with JDA Enterprise Architecture proficient resources from our product development teams to support early JDA Enterprise Architecture implementations which could impact our development schedule for the release of additional JDA Enterprise Architecture products.

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

We may face liability if our products are defective or if we make errors implementing our products

Our software products are highly complex and sophisticated. As a result, they may occasionally contain design defects, software errors or security problems that could be difficult to detect and correct. In addition, implementation of our products may involve customer-specific configuration by third parties or us, and may involve integration with systems developed by third parties. In particular, it is common for complex software programs such as ours to contain undetected errors, particularly in early versions of our products. They are discovered only after the product has been implemented and used over time with different computer systems and in a variety of applications and environments. Despite extensive testing, we have in the past discovered certain defects or errors in our products or custom configurations only after our software products have been used by many clients. In addition, our clients may occasionally experience difficulties integrating our products with other hardware or software in their environment that are unrelated to defects in our products. Such defects, errors or difficulties may cause future delays in product introductions, result in increased costs and diversion of development resources, require design modifications or impair customer satisfaction with our products.

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

Our software products are complex and perform or directly affect mission-critical functions across many different functional and geographic areas of the enterprise. Consequently, implementation of our software products can be a lengthy process, and commitment of resources by our clients is subject to a number of significant risks over which we have little or no control. The implementation time for certain of our applications, including Merchandise Operations Systems, Demand, Fulfillment and Revenue Management solutions can be longer and more complicated than our other applications as they typically (i) involve more significant integration efforts in order to complete implementation, (ii) require the execution of implementation procedures in multiple layers of software, (iii) offer a customer more deployment options and other configuration choices, and (iv) may involve third party integrators to change business processes concurrent with the implementation of the software. Delays in the implementations of any of our software products, whether by our business partners or us, may result in client dissatisfaction, disputes with our customers, or damage to our reputation.

In addition, approximately 20% of our consulting services revenues are derived under fixed price arrangements that require us to provide identified deliverables for a fixed fee. If we are unable to meet our contractual obligations under fixed price contracts within our estimated cost structure, our operating results could suffer.

We may not be able to protect our intellectual property.

We rely on a combination of copyright, trade secrets, trademarks, confidentiality procedures, contractual restrictions and patents to protect our proprietary technology. Despite our efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property. In addition, the laws of some countries do not provide the same level of protection of our proprietary rights as do the laws of the United States or are not adequately enforced in a timely manner. If we cannot protect our proprietary technology against unauthorized copying or use, we may not remain competitive.

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

If we lose access to critical third-party software or technology, our costs could increase and the introduction of new products and product enhancements could be delayed, potentially hurting our competitive position

We license and integrate technology from third parties in certain of our software products. For example, we license the Uniface client/server application development technology from Compuware, Inc. for use in Portfolio Merchandise Management, certain applications from Silvon Software, Inc. for use in Performance Analysis by IDEAS, Cognos for use in JDA Reporting and JDA Analytics, the WebLogic application from BEA Systems, Inc. or the IBM Websphere applications for use in most of the JDA Enterprise Architecture platform solutions and the Data Integrator application from Business Object S.A which is also used in certain of the products acquired from Manugistics. Our third party licenses generally require us to pay royalties and fulfill confidentiality obligations. We also resell Oracle database licenses. If we are unable to continue to license any of this third party software, or if the third party licensors do not adequately maintain or update their products, we would face delays in the releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our software products. These delays, if they occur, could harm our business, operating results and financial condition. It is also possible that intellectual property acquired from third parties through acquisitions, mergers, licenses or otherwise obtained may not have been adequately protected, or infringes another parties intellectual property rights.

We may face difficulties in our highly competitive markets

We encounter competitive products from a different set of vendors in each of our primary product categories. We believe that while our markets are still subject to intense competition, the number of competitors in many of our application markets has decreased over the past five years. We believe the principal competitive factors in our markets are feature and functionality, product reputation, performance and scalability, quality of referenceable accounts, vendor viability, ability to implement, retail and demand chain industry expertise, total solution cost, technology platform and quality of customer support.

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

The enterprise software market continues to consolidate and this has resulted in larger, new competitors with significantly greater financial, technical and marketing resources than we possess. This could create a significant competitive advantage for our competitors and negatively impact our business. The consolidation trend is evidenced by our acquisition of Manugistics Group, Inc., Oracle’s acquisitions of Retek, ProfitLogic, Inc., 360Commerce, and Global Logistics Technologies, Inc. (G-LOG), and SAP AG’s acquisitions of Triversity, Inc. and Khimetrics, Inc. Oracle did not compete with our retail specific products prior to its acquisitions of Retek, ProfitLogic, Inc., 360Commerce, and Global Logistics Technologies, Inc. It is difficult to estimate what long term effect these acquisitions will have on our competitive environment. We have encountered competitive situations with SAP AG where, in order to encourage customers to purchase licenses of its non-retail specific applications and gain retail market share, we suspect they have also offered to license at no charge certain of its retail software applications that compete with our solutions. If large competitors such as Oracle and SAP AG and other large private companies are willing to license their retail and/or other applications at no charge it may result in a more difficult competitive environment for our products. In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the retail supply chain market. We cannot guarantee that we will be able to compete successfully for customers or acquisition targets against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.

Although we are in the process of increasing our off-shore resources through our CoE in India, our consulting services business model is currently largely based on relatively high cost onshore resources and we are increasingly faced with competition from low cost off-shore service providers and smaller boutique consulting firms. This competition is expected to continue to grow and while we continue to successfully command premium rates for our on-shore services, which we believe offer good overall value for the money, our on-shore hourly rates are much higher than those offered by these competitors. As these competitors gain more experience with our products, the quality gap between our offerings may diminish and result in decreased revenues and profits from our consulting practice. In addition, we face increased competition for services work from ex-employees of JDA who offer services directly or through lower cost boutique consulting firms. These competitive service providers have taken business from JDA and while they are currently relatively small compared with our consulting services business, if they grow successfully then it will be largely at our expense. We are attempting to improve our competitive position by developing our own offshore consulting services group at our CoE; however, we cannot guarantee these efforts will be successful or enhance our ability to compete.

There are many risks associated with international operations

International revenues represented 40% of our total revenues in 2007 as compared to 39% and 41% in 2006 and 2005, respectively. As we grow our international operations, we may need to recruit and hire new consulting, product development, sales and marketing and support personnel in the countries in which we have or will establish offices. Entry into new international markets typically requires the establishment of new marketing and distribution channels, as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. In addition, the opening of a new office typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. If we are less successful in a new market than we expect, we may not be able to realize an adequate return on our initial investment and our operating results could suffer. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, that we will be successful at hiring, training or retaining such personnel or that we can expand or contract our international operations in a timely, cost effective manner. If we have to downsize certain international operations, the costs to do so are typically much higher than downsizing costs in the United States, particularly in Europe.

Our international business operations are subject to risks associated with international activities, including:

•	Currency fluctuations, which could significantly increase with our planned expansion of the CoE in India;

•	Higher operating costs due to local laws or regulations;

•	Lower consulting margins;

•	Unexpected changes in employment and other regulatory requirements;

•	Tariffs and other trade barriers;

•	Costs and risks of localizing products for foreign countries;

•	Longer accounts receivable payment cycles in certain countries;

•	Potentially negative tax consequences;

•	Difficulties in staffing and managing geographically disparate operations;

•	Greater difficulty in safeguarding intellectual property, licensing and other trade restrictions;

•	Ability to negotiate and have enforced favorable contract provisions;

•	Repatriation of earnings;

•	The burdens of complying with a wide variety of foreign laws;

•	Anti-American sentiment due to the war with Iraq, and other American policies that may be unpopular in certain regions;

•	The challenges of finding qualified management for our international operations; and

•	General economic conditions in international markets.

We expect that an increasing portion of our international software license, consulting services and maintenance services revenues will be denominated in foreign currencies, subjecting us to fluctuations in foreign currency exchange rates. If we expand our international operations, exposures to gains and losses on foreign currency transactions may increase. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations but we do not hedge ongoing or anticipated revenues, costs and expenses, including the additional costs we expect to incur with the expansion of the CoE in India. We cannot guarantee that any currency exchange strategy would be successful in avoiding exchange-related losses.

We may experience expansion delays or difficulties with our CoE in India

We are in the process of significantly expanding our CoE in Hyderabad, India. In order to take advantage of cost efficiencies associated with India’s lower wage scale, we intend to expand the CoE during 2008 beyond a research and development center to include consulting services, customer support and information technology resources. We believe that a properly functioning CoE will be important in achieving desired long-term operating results. Delays in expanding the CoE or operating difficulties could impair our ability to develop, implement and support our products, which would likely negatively impact our operating results. Potential reasons for delays or difficulties, include, but are not limited to:

•	Unexpected increases in labor costs in India;

•	Inability to hire or retain sufficient personnel with the necessary skill sets to meet our needs;

•	Economic, security and political conditions in India;

•	Inadequate facilities or communications infrastructure; and

•	Local law or regulatory issues.

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

We may have difficulty integrating acquisitions

We continually evaluate potential acquisitions of complementary businesses, products and technologies, including those that are significant in size and scope. In pursuit of our strategy to acquire complementary products, we have completed ten acquisitions over the past ten years, the most recent being Manugistics Group, Inc. in July 2006. The risks we commonly encounter in acquisitions include:

•	We may have difficulty assimilating the operations and personnel of the acquired company;

•	The challenge to integrate new products and technologies into our sales and marketing process, particularly in the case of smaller acquisitions;

•	We may have difficulty effectively integrating the acquired technologies or products with our current products and technologies, particularly where such products reside on different technology platforms, or overlap with our products;

•	Our ongoing business may be disrupted by transition and integration issues;

•	We may not be able to retain key technical and managerial personnel from the acquired business;

•	We may be unable to achieve the financial and strategic goals for the acquired and combined businesses;

•	We may have difficulty in maintaining controls, procedures and policies during the transition and integration;

•	Our relationships with partner companies or third-party providers of technology or products could be adversely affected;

•	Our relationships with employees and customers could be impaired;

•	Our due diligence process may fail to identify significant issues with product quality, product architecture, legal or tax contingencies, customer obligations and product development, among other things;

•	As successor we may be subject to certain liabilities of our acquisition targets; and

•	We may be required to sustain significant exit or impairment charges if products acquired in business combinations are unsuccessful.

Government contracts are subject to unique costs, terms, regulations, claims and penalties.

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

Risks Related To Our Industry

It may be difficult to identify, adopt and develop product architecture that is compatible with emerging industry standards

The markets for our software products are characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. We continuously evaluate new technologies and when appropriate implement into our products advanced technology such as our current JDA Enterprise Architecture platform effort. However, if we fail in our product development efforts to accurately address in a timely manner, evolving industry standards, new technology advancements or important third-party interfaces or product architectures, sales of our products and services may suffer.

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

We may be impacted by shifts in the retail supply chain

Historically, we have derived over 75% of our revenues from the license of software products and the performance of related services to retail customers. With the acquisition of Manugistics this percentage decreased, as expected, to 54% in the second half of 2006 and 52% for the year ended December 31, 2007. However, since many of manufacturing and distribution customers acquired from Manugistics supply products directly or indirectly to the retail industry, the success of most of our customers is directly linked to general economic conditions, as well as those of the retail industry. In addition, we believe that the licensing of certain of our software products involves a large capital expenditure, which is often accompanied by large-scale hardware purchases or other capital commitments. As a result, demand for our products and services could decline in the event of instability or potential economic downturn.

Even though retailers in general have enjoyed good operating results over the past five years, we believe the retail industry has remained cautious with their level of investment in information technology and recent results have dropped dramatically as the economy has slowed. In 2007 only a small number of our sales opportunities were negatively impacted by the worsening economic environment and our sales results have been improving in recent quarters, as such, we remain cautiously optimistic regarding our future prospects. We believe that the retail industry will be negatively impacted if weak economic conditions or geopolitical concerns persist for an extended period of time. Weak and uncertain economic conditions have in the past, and may in the future, negatively impact our revenues, including a potential deterioration of our maintenance revenue base as customers look to reduce their costs, elongate our selling cycles, and delay, suspend or reduce the demand for our products. As a result, it is difficult in the current economic environment to predict exactly when specific software licenses will close within a six to nine month time frame. In addition, weak and uncertain economic conditions could impair our customers’ ability to pay for our products or services. Any of these factors could adversely impact our business, quarterly or annual operating results and financial condition.

Risks Related To Our Stock

Our quarterly operating results may fluctuate significantly, which could adversely affect the price of our stock

Because of the difficulty in predicting the timing of particular sales within any one quarter, we provide annual guidance only. Our actual quarterly operating results have varied in the past and are expected to continue to vary in the future. Fluctuating quarterly results can affect our annual guidance. If our quarterly or annual operating results, particularly our software revenues, fail to meet management’s or analysts’ expectations, the price of our stock could decline. Many factors may cause these fluctuations, including:

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

Charges to earnings resulting from past or future acquisitions or internal reorganizations may also adversely affect our operating results. Under purchase accounting, we allocate the total purchase price to an acquired company’s net tangible assets, amortizable intangible assets and in-process research and development based on their fair values as of the date of the acquisition and record the excess of the purchase price over those fair values as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. As a result, any of the following or other factors could result in material charges that would adversely affect our results:

•	Loss on impairment of goodwill and/or other intangible assets;

•	Changes in the useful lives or the amortization of identifiable intangible assets;

•	Accrual of newly identified pre-merger contingent liabilities, in which case the related charges could be required to be included in earnings in the period in which the accrual is determined to the extent it is identified subsequent to the finalization of the purchase price allocation;

•	Charges to income to eliminate certain JDA pre-merger activities that duplicate those of the acquired company or to reduce our cost structure; and

•	Changes in deferred tax assets and valuation allowances.

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

Our convertible preferred stock may adversely impact JDA and our common stockholders or have a material adverse affect on our financial condition and results of operations.

The terms of the Series B Preferred Stock issued in connection with the acquisition of Manugistics may have a material adverse effect on our financial condition and results of operations. The Series B Preferred Stock has a liquidation preference in the amount of $50 million plus accrued and unpaid dividends, if any, which must be paid before common stockholders would receive funds in the event of liquidation, including some changes of control and a redemption right after September 6, 2013 to receive a redemption value of $50 million. In addition, we are required to redeem the shares of the Series B Preferred Stock in certain circumstances, including a change in control. We have also agreed not to issue securities senior to or on a par with the Series B Preferred Stock while the Series B Preferred Stock is outstanding, which could materially and adversely affect our ability to raise additional funds.

Item 1B.	Unresolved Staff Comments — None

Item 2.	Properties

As of December 31, 2007, we leased office space in the Americas for 13 regional sales and support offices across the United States, Canada and Latin America, and for 14 other international sales and support offices located in major cities throughout Europe, Asia, Australia, and Japan. The leases are primarily non-cancelable operating leases with initial terms ranging from one to 20 years that expire at various dates through the year 2018. None of the leases contain contingent rental payments; however, certain of the leases contain scheduled rent increases and renewal options. We expect that in the normal course of business most of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. We believe our existing facilities are adequate for our current needs and for the foreseeable future. As of December 31, 2007, we have approximately 38,000 square feet of excess space that we are trying to sublet.

In March 2007, we sold a 15,000 square foot office facility in the United Kingdom for approximately $6.3 million and recognized a gain of approximately $4.1 million.

We own our corporate office facility in Scottsdale, Arizona. The corporate office facility includes a 136,000 square foot, three story office building, a two-story parking garage, and approximately 8.8 acres of land upon which these structures are located. The corporate office is used for certain of our sales, marketing, consulting, customer support, training, and product development functions, as well as executive and administrative functions.

Item 3.	Legal Proceedings

We are involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not currently believe the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders — None during fourth quarter 2007.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol “JDAS.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock for the two most recent fiscal years as reported on NASDAQ.

Year Ended 2007	High	Low

1st Quarter	$16.25	$13.66
2nd Quarter	20.20	14.77
3rd Quarter	23.63	17.91
4th Quarter	25.51	19.11

Year Ended 2006	High	Low

1st Quarter	$17.35	$13.52
2nd Quarter	15.48	13.03
3rd Quarter	17.17	12.46
4th Quarter	16.63	13.30

On March 7, 2008, the closing sale price for our common stock was $17.06 per share. On this date, there were approximately 185 holders of record of our common stock. This figure does not reflect what we believe are more than 7,000 beneficial stockholders whose shares are held in nominee names by brokers and other institutions. We have never declared or paid any cash dividend on our common stock. Since we presently intend to retain future earnings to finance the growth and development of our business, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

See Item 1A for a discussion of factors which have and may continue to impact our operating results and adversely affect the market price of our common stock.

See Item 12 for information regarding securities authorized for issuance under equity compensation plans.

Stock Performance Graph

The graph below compares the cumulative total return on our Common Stock with the NASDAQ Stock Market index (U.S. companies) and the cumulative total return of NASDAQ Computer and Data Processing Stocks (Peer Group) for the period from December 31, 2002 to December 31, 2007. The comparison assumes that $100 was invested on December 31, 2002 in our Common Stock and in each of the comparison indices, and assumes reinvestment of dividends.

Company/Index Name	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
JDA Software Group, Inc.	$100.00	$170.88	$140.97	$176.02	$142.48	$211.66
NASDAQ Stock Market (US Companies)	100.00	159.79	164.60	168.08	185.55	211.29
Computer and Data Processing Stocks (Peer Group)	100.00	164.00	149.77	157.32	172.00	206.03

The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. The selected consolidated financial data presented below under the captions “Consolidated Statement of Operations Data” and “Consolidated Balance Sheet Data” for, and as of the end of, each of the years in the five-year period ended December 31, 2007, are derived from the consolidated financial statements of JDA Software Group, Inc. The consolidated financial statements as of December 31, 2007 and 2006, and for each of the years in the three-year period ended December 31, 2007, together with the report of the independent registered public accounting firm, are included elsewhere herein.

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands except per share data)

Revenues:
Software licenses	$73,599	$48,971	$58,508	$59,211	$59,283
Maintenance services	178,198	129,290	86,417	80,240	71,111

Product revenues	251,797	178,261	144,925	139,451	130,394
Consulting services	110,893	90,085	64,901	71,251	70,167
Reimbursed expenses	10,885	9,121	5,997	6,172	6,858

Service revenues	121,778	99,206	70,898	77,423	77,025
Total revenues	373,575	277,467	215,823	216,874	207,419

Cost of Revenues:
Cost of software licenses	2,499	2,005	1,638	2,191	1,315
Amortization of acquired software technology	6,377	6,226	5,009	5,158	4,518
Cost of maintenance services	45,242	31,793	22,700	19,975	17,373

Cost of product revenues	54,118	40,024	29,347	27,324	23,206
Cost of consulting services	83,131	65,828	50,882	53,229	58,233
Reimbursed expenses	10,885	9,121	5,997	6,172	6,858

Cost of service revenues	94,016	74,949	56,879	59,401	65,091
Total cost of revenues	148,134	114,973	86,226	86,725	88,297

Gross Profit	225,441	162,494	129,597	130,149	119,122
Operating Expenses:
Product development	51,173	56,262	44,351	52,800	48,529
Sales and marketing	63,154	48,153	40,386	45,608	41,612
General and administrative	41,515	33,363	25,471	24,922	22,973
Provision for doubtful accounts	2,890	1,440	1,600	—	500
Amortization of intangibles	15,852	9,556	3,572	3,388	3,067
Restructuring charges and adjustments to acquisition-related reserves	6,208	6,225	2,439	6,105	—
Loss on impairment of goodwill	—	—	9,713	—	—
Loss on impairment of trademarks	—	200	200	1,100	—
Relocation costs to consolidate development and support activities	—	—	—	—	1,794
Gain on sale of office facility	(4,128)	—	—	—	(639)

Total operating expenses	176,664	155,199	127,732	133,923	117,836

Operating Income (Loss)	48,777	7,295	1,865	(3,774)	1,286
Interest expense and amortization of loan fees	(11,836)	(7,645)	(162)	(205)	—
Interest income and other, net	3,476	3,857	2,799	2,335	1,347
Change in fair value of Series B Preferred Stock conversion feature	—	(3,086)	—	—	—
Net gain on acquisition breakup fee	—	—	—	1,200	—

Income (Loss) Before Income Taxes	40,417	421	4,502	(444)	2,633
Income tax (provision) benefit	(13,895)	(867)	2,458	2,453	17

Net Income (Loss)	26,522	(466)	6,960	2,009	2,650
Adjustment to increase the carrying amount of the Series B Preferred Stock to its redemption value	—	(10,898)	—	—	—

Income (Loss) Applicable to Common Shareholders	$26,522	$(11,344)	$6,960	$2,009	$2,650

Basic Earnings (Loss) Per Share Applicable to Common Shareholders	$.79	$(.39)	$.24	$.07	$.09

Diluted Earnings (Loss) Per Share Applicable to Common Shareholders	$.76	$(.39)	$.24	$.07	$.09

SHARES USED TO COMPUTE:
Basic Earnings (Loss) Per Share Applicable to Common Shareholders	33,393	29,232	28,825	29,072	28,645

Diluted Earnings (Loss) Per Share Applicable to Common Shareholders	34,740	29,232	29,290	29,494	29,104

Consolidated Balance Sheet Data:

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Cash and cash equivalents	$95,288	$53,599	$71,035	$61,344	$77,464
Marketable securities	—	—	40,472	35,778	37,256
Working capital	67,863	41,103	119,032	94,820	126,045
Goodwill and other intangible assets(1)	311,355	345,000	103,436	121,588	118,037
Total assets(1)	622,225	624,744	330,572	332,567	320,625
Long-term debt(1)	92,536	137,813	—	—	—
Redeemable preferred stock(1)	50,000	50,000	—	—	—
Stockholders’ equity(2)	335,796	290,352	281,966	276,185	269,789

(1)	The increase in total assets in 2006 resulted primarily from the goodwill and other intangible assets recorded in the acquisition of Manugistics Group, Inc. in July 2006. Simultaneous with the acquisition, we also entered into a credit agreement for $175 million of aggregate long-term loans and issued 50,000 shares of Series B Preferred Stock for $50 million in cash to a private equity investment firm. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the footnotes to the Consolidated Financial Statements for a complete discussion of the transaction.

(2)	We have never declared or paid a cash dividend on our common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Significant Trends and Developments in Our Business

Annual Guidance for 2008.  The following summarizes our annual guidance for 2008 and includes ranges for software revenues, total revenues and GAAP earnings per share that we believe are realistic and achievable:

Guidance for 2008
	Low End	High End

Software revenues	$75 million	$85 million
Total revenues	$382 million	$395 million
GAAP earnings per share	$0.76	$0.78

It is normal for our business to experience quarterly fluctuations and as result, we do not plan to provide quarter-to-quarter guidance during 2008. We remain focused on delivering year-over-year growth and will only revise our annual guidance, as necessary during the course of the year.

Our Plans do not Contemplate Significant Economic Impact on our Software Sales.  Despite uncertainties in the economy, we remain cautiously optimistic about our prospects for 2008 due to our recent strong sales performance. Software sales will continue to be the leading indicator for our business and we believe the size and quality of our sales pipeline is strong as we enter 2008. We have identified only a small number of transactions during 2007 that appear to have been impacted by the economy and that resulted in either a reduction in the scope of the license or in the indefinite delay of a planned project. However, there is inherent uncertainty in our pipeline and due to the nature of our sales cycle, we have limited ability to anticipate actual quarterly results. We do not currently see any clear evidence that our prospects are changing dramatically. We believe that as companies consider the economic uncertainty of the future, they may seek more efficiency in existing business assets and we believe that this scenario could favor our products and offerings.

We Will Make an Incremental Investment to Expand our Operations in India in 2008 and Create a Center of Excellence.  We acquired our first off-shore facility in Hyderabad, India in the Manugistics acquisition. This operation employed approximately 200 associates and was primarily focused on product development. Since the acquisition, we have taken time to more fully understand the risks and benefits of this business model before making any significant changes. In particular, we were initially concerned about associate attrition, which at the time of acquisition was running over 25%. Eighteen months later we have successfully delivered our first major product release through the Indian facility and have reduced associate attrition to approximately 13.5%. With this experience behind us, we are now prepared to implement changes that we believe will fundamentally improve our competitiveness and profitability. We will make a $7.8 million incremental investment to expand our operations in India in 2008 and create a comprehensive CoE that encompasses additional product development activities, customer implementation services, customer support services and internal administrative services. The investment is primarily related to the addition of approximately 230 new associates at our Hyderabad, Indian facility, approximately half of which we hope to hire during the first half of 2008. We believe the CoE will provide an improved business model for JDA and enhance our growth potential and operating results by:

➢	Accelerating the development of new solutions and innovations through expanded R&D bandwidth;

➢	Increasing the breadth and competitiveness of our consulting services through a blended delivery offering that combines high value on-shore consulting expertise and project management with lower cost off-shore resources;

➢	Enhancing our customer support service through faster resolution of complex customer issues;

➢	Accelerating the development of training content;

➢	Reducing the total cost of ownership of our solutions;

➢	Improving our competitiveness against companies that already operate low cost off-shore facilities;

➢	Accelerating the development of common business processes between major departments within JDA;

➢	Increasing our ability to take advantage of technology to optimize our internal operations; and

➢	Lowering our operating costs and improving our operating margins

The CoE is designed to complement and enhance our existing on-shore business model, not replace it, and our goal is to achieve all of these benefits without sacrificing our capability to work face-to-face with our customers, most of which are in the Americas and Europe. We do plan to reduce our total on-shore headcount by approximately 50 associates during 2008 through attrition and minor adjustments as related functions become available at the CoE. From an overall financial perspective, we believe the CoE will result in a net cost to JDA during 2008 as duplicate resources will be retained on-shore during the period of time we hire and train the new Indian associates in order to ensure a smooth transition. We believe the CoE will improve our operating margins from 2009 forward.

We Expect our Total costs and Expenses to Increase in 2008.  We expect our total costs and expenses, excluding amortization of intangibles and restructuring charges, to increase between 2% and 5% in 2008 compared to 2007. This increase primarily includes incremental expense in our services and product development functions as associates are added in India during the transition to the CoE. We also plan modest increases in our overall investment in sales and marketing in 2008. We expect to incur restructuring charges of $1.0 million to $1.3 million for termination of redundant headcount in first half 2008.

We Will Continue to Actively Look for Strategic Acquisition Opportunities in 2008.  We have substantially completed the integration of the sales, customer support, consulting services and administrative functions from the Manugistics acquisition and have made significant progress in our plans for the integration of our combined solution suite and operating platform. As a result, we believe we are now ready to undertake another acquisition and are actively looking for strategic acquisition opportunities in 2008.

Summary of 2007 Results.  The Manugistics acquisition significantly impacts the comparability of our operating results for 2007 and 2006. The operating results for 2007 include the impact of Manugistics for the entire 12-month period. The operating results for 2006 only include the impact of Manugistics from date of acquisition, (i.e., July 5, 2006) through December 31, 2006. We believe the combination of the two companies created a unique competitive position for JDA that has enhanced our profile in the marketplace. We also believe no other software company is currently able to offer a similar breadth and depth of vertically focused solutions to the supply and demand chain market. The acquisition has provided cross-selling opportunities for Manugistics’ advanced optimization solutions in our existing retail customer base and Manugistics’ supply chain and revenue management solutions have enabled us to significantly expand our presence with manufacturers, wholesalers and distributors.

Going forward we will no longer separately report the various components of revenue generated from the Manugistics product lines. We believe software license sales performance should be viewed on a combined basis when assessing the overall demand within our customer base, and viewed over a longer period of time in order to mitigate the significant variability that often occurs from quarter-to-quarter due to overlapping functionality of certain products, the size and timing of individual contracts and our ability to recognize revenue with respect to contracts signed in a given quarter.

The following tables summarize the changes in the various components of revenue for the years ended December 31, 2007 and 2006 with and without Manugistics.

Combined JDA and Manugistics:

Revenues:	2007	2006	$ Change	% Change	2006	2005	$ Change	% Change

Software licenses	$73,599	$48,971	$24,628	50%	$48,971	$58,508	$(9,537)	(16)%
Maintenance services	178,198	129,290	48,908	38%	129,290	86,417	42,873	50%

Product revenues	251,797	178,261	73,536	41%	178,261	144,925	33,336	23%
Service revenues	121,778	99,206	22,572	23%	99,206	70,898	28,308	40%

Total revenues	$373,575	$277,467	$96,108	35%	$277,467	$215,823	$61,644	29%

JDA Only:

Revenues:	2007	2006	$ Change	% Change	2006	2005	$ Change	% Change

Software licenses	$50,967	$39,167	$11,800	30%	$39,167	$58,508	$(19,341)	(33)%
Maintenance services	94,815	87,398	7,417	8%	87,398	86,417	981	1%

Product revenues	145,782	126,565	19,217	15%	126,565	144,925	(18,360)	(13)%
Service revenues	64,154	74,605	(10,451)	(14)%	74,605	70,898	3,707	5%

Total revenues	$209,936	$201,170	$8,766	4%	$201,170	$215,823	$(14,653)	(7)%

Manugistics Only:

Revenues:	2007	2006	$ Change	% Change	2006	2005	$ Change	% Change

Software licenses	$22,632	$9,804	$12,828	131%	$9,804	$—	$9,804	—%
Maintenance services	83,383	41,892	41,491	99%	41,892	—	41,892	—%

Product revenues	106,015	51,696	54,319	105%	51,696	—	51,696	—%
Service revenues	57,624	24,601	33,023	134%	24,601	—	24,601	—%

Total revenues	$163,639	$76,297	$87,342	114%	$76,297	$—	$76,297	—%

The following table summarizes software license revenue by region for the years ended December 31, 2007 and 2006 with and without Manugistics.

Region	2007	2006	$ Change	% Change	2006	2005	$ Change	% Change

Americas (JDA)	$29,065	$24,441	$4,624	19%	$24,441	$40,462	$(16,021)	(40)%
Americas (Manugistics)	13,203	4,868	8,335	171%	4,868	—	4,868	—%

Total Americas	$42,268	$29,309	$12,959	44%	$29,309	$40,462	$(11,153)	(28)%

Europe (JDA)	$15,766	$9,903	$5,863	59%	$9,903	$12,070	$(2,167)	(18)%
Europe (Manugistics)	6,145	4,328	1,817	42%	4,328	—	4,328	—%

Total Europe	$21,911	$14,231	$7,680	54%	$14,231	$12,070	$2,161	18%

Asia/Pacific (JDA)	$6,136	$4,823	$1,313	27%	$4,823	$5,976	$(1,153)	(19)%
Asia/Pacific (Manugistics)	3,284	608	2,676	440%	608	—	608	—%

Total Asia/Pacific	$9,420	$5,431	$3,989	73%	$5,431	$5,976	$(545)	(9)%

Total JDA	$50,967	$39,167	$11,800	30%	$39,167	$58,508	$(19,341)	(33)%
Total Manugistics	22,632	9,804	12,828	131%	9,804	—	9,804	—%

Total	$73,599	$48,971	$24,628	50%	$48,971	$58,508	$(9,537)	(16)%

Software license sales and total revenues increased 50% and 35%, respectively in 2007 compared to 2006. Software license sales include organic growth of 28% in 2007 compared to 2006, including 30% from our core JDA products and 18% from the Manugistics product lines. Regional software license sales increased 44%, 54% and 73% in the Americas, European and Asia/Pacific regions, respectively in 2007 compared to 2006, and include annual increases in both core JDA and Manugistics product lines in each region.

We believe our competitive position remains strong and we continue to maintain consistent competitive win rates in our markets. Software sales to new customers increased $15.7 million or 151% in 2007 compared to 2006. In addition, software sales to new customers, as a percentage of total software sales, increased to 35% in 2007 from 21% in 2006. We continue to have strong back selling opportunities with the JDA and Manugistics install-base customers where sales increased 23% in 2007 compared to 2006. We signed ten larger software licenses (≥$1.0 million) in 2007 compared to six in 2006 and we have multiple opportunities involving larger software licenses in our sales pipeline as we enter 2008. We believe the market views us differently since the Manugistics acquisition and recognizes that the combined company is a specialized, domain-focused company that has the financial strength, products and the ability to invest in such a way that enables us to be a long-term contender in the market and compete successfully against large horizontal enterprise application companies in head-to-head sales opportunities.

Software sales performance in the Americas region during 2007, and in particular the United States, continues to reflect the positive impact of the organizational changes that were made to the regional sales management team during the second half of 2006. These changes significantly increased our business development efforts and improved the sales force execution and sales performance in the region. We have a solid pipeline of sales opportunities in the Americas that includes both mid-size and larger software deals. The Americas is our largest region and, as a result, we believe the software sales performance in the region will continue to be a key driver of our overall success.

Software sales performance in the European region during 2007 continues to show steady improvement since the reorganization of the region in 2005. The sales organization has stabilized in the region and we believe the accuracy of the software forecast has significantly improved. The quality and number of opportunities in the sales pipeline continues to grow and includes larger software deals. We continue to experience large fluctuations in quarterly software sales performance in the Asia/Pacific region. We believe this is due primarily to organizational issues and high turnover in the regional sales force. We will continue to focus on improving our sales execution processes and the size and quality of our sales opportunity pipeline in the Asia/Pacific region in order to improve the predictability of software license deals in the region, although the timeframe for the implementation of these processes remains uncertain. We also believe China and India are markets that will continue to provide meaningful opportunities for software companies in the future.

Maintenance services revenues increased 38% in 2007 compared to 2006 and represented 48% and 47% of total revenues, respectively in these periods. We believe our large annual recurring maintenance revenue base provides significant stability and enhances our ability to maintain profitable operations. Favorable foreign exchange rate variances provided a $5.1 million benefit to maintenance services revenues in 2007 compared to 2006. We added $11.3 million in new maintenance revenues in 2007 related to new software sales, rate increases on annual renewals, and reinstatements of previously cancelled maintenance agreements, offset in part by a decrease in recurring maintenance revenues due to attrition. Our average annualized attrition rate was 5.6% in 2007 compared to 5.2% in 2006. We expect maintenance revenues to be approximately $45.0 million in first quarter 2008.

Maintenance services gross profits were $133.0 million and $97.5 million in 2007 and 2006, respectively, and represented 75% of maintenance service revenues in both periods. The increase in margin dollars is due to a $48.9 million in maintenance services revenues, offset in part by an increase in costs resulting from a 24% increase in average headcount, primarily due to the acquisition of Manugistics, annual salary increases and a $2.3 million increase in incentive compensation due to the Company’s improved operating performance. We expect maintenance services margins to range between 74% and 76% in 2008. As of December 31, 2007, we had 265 employees in our customer support function compared to 246 at December 31, 2006.

Service revenues, which include consulting services, hosting services and training revenues, net revenues from our hardware reseller business and reimbursed expenses, increased $22.6 million or 23% to $121.8 million in 2007 compared to 2006. Service revenues continue to be impacted by product mix and low rate competition. The increase in service revenues includes a $33.0 million increase in revenues from new and assumed projects involving the Manugistics product lines, offset in part by a $10.5 million decrease in service revenues from projects involving core JDA products. We believe this decrease is due to delays in the start of certain projects and the lag effect of lower software licenses in the Americas and Asia/Pacific regions during early 2006. Our global utilization rate was 53% in 2007, compared to 50% in 2006 and our average blended global billing rates were $198, and $191, respectively in these periods. We expect a modest sequential improvement in service revenues in first quarter 2008 due to seasonally better utilization.

Services gross profits were $27.8 million and $24.3 million in 2007 and 2006, respectively, and represented 23% of service revenues in 2007 compared to 24% in 2006. The increase in service margin dollars is due to a $22.6 million increase in services revenues, offset in part by an increase in costs resulting from a 16% increase in average headcount, primarily due to the acquisition of Manugistics, salary increases, a $3.1 million increase in incentive compensation due to the Company’s improved operating performance, a $1.7 million increase in reimbursed expenses and a $1.0 million increase in travel costs. Service gross profits for 2007 also include a $2.0 million favorable impact from the release of $3.4 million of previously deferred consulting revenue upon completion and final acceptance of a fixed bid project inherited from Manugistics, net of $1.4 million in related deferred costs that were also released. Service margins will be impacted during 2008 by the temporary duplicate investment in consulting resources that will occur as we hire and train new associates in service-related functions at the CoE. We plan to aggressively hire associates for the CoE during the first and second quarters of 2008 and would expect the duplicate investment to decline later in the year. We currently anticipate that our service margins will remain in the low to mid 20% range throughout 2008 as we transition to the CoE. As of December 31, 2007, we had 429 employees in our services organization compared to 498 at December 31, 2006.

Sales and marketing expense increased $15.0 million or 31% to $63.2 million in 2007 compared to 2006. The increase is due primarily to a 17% increase in average headcount, a $4.3 million increase in sales commissions due to the 50% increase in software license sales and a $1.8 million increase in stock-based compensation due to the Company’s improved operating performance. As of December 31, 2007 we had 222 employees in the sales and marketing function, compared to 219 at December 31, 2006, including quota carrying sales associates and related sales management of 68 and 66, respectively. We plan for modest increases in our overall investment in sales and marketing in 2008.

Product development expense decreased $5.1 million or 9% to $51.2 million in 2007 compared to 2006. The decrease is due primarily to a 14% decrease in average headcount which resulted in a $4.5 million decrease in salaries and related benefits. We reduced our product development workforce by 120 FTE in first quarter 2007 in connection with our decision to standardize future product offerings on the JDA Enterprise Architecture platform. Product development expense in 2007 was also reduced by the offset of $3.2 million in costs related to ongoing funded development efforts that were reimbursed by customers, offset in part by a $3.4 million increase in incentive compensation due to the Company’s improved operating performance. Product development expense in 2006 included $871,000 in charges related to the settlement of certain customer-specific situations, including $488,000 in charges related to the discontinuance of the PRO application during fourth quarter 2006. Product development expense will be impacted during 2008 by the temporary duplicate investment in product development resources that will occur as we hire and train new associates in development-related functions at the CoE. We plan to aggressively hire associates for the CoE during the first and second quarters of 2008 and would expect the duplicate investment to decline later in the year. As of December 31, 2007, we had 462 employees in the product development function compared to 538 at December 31, 2006.

General and administrative expense increased $8.2 million or 24% to $41.5 million in 2007 compared to 2006. The increase is due primarily to a 9% increase in average headcount, which resulted in a $3.2 million increase in salaries and related benefits, a $3.8 million increase in incentive compensation due to the Company’s improved operating performance, including $2.2 million in stock-based compensation primarily related to the Manugistics Integration Incentive Plan, an $853,000 increase in outside contractor costs for assistance with internal system initiatives and an $832,000 increase in legal and accounting costs as result of the larger combined company and the compliance costs incurred to implement Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). As of December 31, 2007, we had 218 employees in general and administrative functions compared to 200 at December 31, 2006.

The provision for doubtful accounts increased $1.5 million to $2.9 million in 2007 compared to 2006 primarily due to certain foreign receivables for which collection is doubtful.

On August 18, 2006, our Board of Directors approved a special Manugistics Incentive Plan (“Integration Plan”). The Integration Plan provided for the issuance of contingently issuable restricted stock units under the 2005 Incentive Plan to executive officers and certain other members of our management team if we were able to successfully integrate the Manugistics acquisition and achieve a defined performance threshold goal in 2007. The performance threshold goal was defined as $85.0 million of adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which excludes certain non-routine items. A partial pro-rata issuance of restricted stock units would be made if we achieved a minimum performance threshold. The Board subsequently approved additional contingently issuable restricted stock units under the Integration Plan for executive officers and new participants in 2007. The Company’s actual EBITDA performance for 2007 was approved by the Board in January 2008 and qualified participants for a pro-rata issuance equal to 99.25% of the contingently issuable restricted stock units. In total, 502,935 restricted stock units were issued on January 28, 2008 with a grant date fair value of $8.1 million. The restricted stock units vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period.

No share-based compensation expense was recognized in 2006 related to the Integration Plan as management determined it was not probable that the performance condition would be met. The Company’s performance against the defined performance threshold goal was evaluated on a quarterly basis throughout 2007 and stock-based compensation recognized on a graded vesting basis over the requisite service periods that run from the date of the various board approvals through January 2010. A deferred compensation charge of $8.1 million was recorded in the equity section of our balance sheet during 2007, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. We recognized $5.4 million in share-based compensation expense related to these restricted stock unit awards in 2007. This charge is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”

We recorded total share-based compensation expense of $6.2 million, $656,000 and $350,000 related to 2005 Incentive Plan awards in 2007, 2006 and 2005, respectively and as of December 31, 2007 we have included

$3.5 million of deferred compensation in stockholders’ equity. A summary of total share-based compensation by expense category for years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005

Cost of maintenance services	$445	$4	$18
Cost of consulting services	678	15	46
Product development	483	7	26
Sales and marketing	1,848	51	81
General and administrative	2,737	583	228

Total stock-based compensation	$6,191	$660	$399

On February 7, 2008, the Board approved an incentive plan for 2008 similar to the Integration Plan (“New Incentive Plan”). The New Incentive Plan provides for the issuance of contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and other certain other members of our management team if we are able to achieve a defined performance threshold goal in 2008. The performance threshold goal is defined as $95.0 million of adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which excludes certain non-routine items and share-based compensation. A partial pro-rata issuance of performance share awards will be made if we achieve a minimum performance threshold. The New Incentive Plan initially provides for up to 259,516 contingently issuable performance share awards with a fair value of approximately $4.5 million. The performance share awards, if any, will be issued after the approval of our 2008 financial results in January 2009 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period. The Company’s performance against the defined performance threshold goal will be evaluated on a quarterly basis throughout 2008 and stock-based compensation recognized over the requisite service period that runs from February 7, 2008 (the date of board approval) through January 2011 pursuant to the guidance in SFAS No. 123(R). If we achieve the defined performance threshold goal we would expect to recognize approximately $3.0 million of the award as share-based compensation in 2008.

On February 7, 2008, the Board of Directors approved a 2008 cash incentive bonus plan (“Incentive Plan”) for our executive officers. The Incentive Plan provides for $2.9 million in targeted cash bonuses based upon defined annualized operational performance goals. A partial pro-rata cash bonus will be paid if we achieve a minimum annualized performance threshold. There is no cap on the maximum amount the executives can receive if the Company exceeds the defined annualized operational and software performance goals.

Our Financial Position is Solid and We Are Generating Positive Cash Flow From Operations.  We had working capital of $67.9 million at December 31, 2007 compared to $41.1 million at December 31, 2006. The working capital balances at December 31, 2007 and 2006 include cash and cash equivalents of $95.3 million and $53.6 million, respectively. We generated $79.7 million in cash flow from operations in 2007 compared to $15.4 million in 2006. Net accounts receivable were $74.7 million or 68 days sales outstanding (“DSO”) at December 31, 2007 compared to $79.5 million or 81 DSO at December 31, 2006. During 2007 we also received $6.3 million in proceeds from the sale of an office facility in the United Kingdom, paid $7.6 million of direct costs related to the Manugistics acquisition, spent $7.4 million on capital expenditures and repaid $41.5 million of our long-term debt leaving a net debt position (i.e., cash and cash equivalents less long-term debt) of less than $4.3 million at December 31, 2007.

We expect cash flow from operations to be positive in 2008. We also believe our cash position is sufficient to meet our operating needs for the foreseeable future.

Results of Operations

The following table sets forth certain selected financial information expressed as a percentage of total revenues for the periods indicated and certain gross margin data expressed as a percentage of software license revenue, maintenance services revenue, product revenues or services revenues, as appropriate:

	Year Ended
	December 31,
	2007	2006	2005

REVENUES:
Software licenses	19%	18%	27%
Maintenance services	48	46	40

Product revenues	67	64	67
Consulting services	30	33	30
Reimbursed expenses	3	3	3

Service revenues	33	36	33
Total revenues	100	100	100

COST OF REVENUES:
Cost of software licenses	1	1	1
Amortization of acquired software technology	2	2	2
Cost of maintenance services	12	11	11

Cost of product revenues	15	14	14
Cost of consulting services	22	24	23
Reimbursed expenses	3	3	3

Cost of service revenues	25	27	26
Total cost of revenues	40	41	40

GROSS PROFIT	60	59	60
OPERATING EXPENSES:
Product development	14	20	21
Sales and marketing	17	18	19
General and administrative	11	13	11
Provision for doubtful accounts	1	—	1
Amortization of intangibles	3	3	2
Restructuring charges and adjustments to acquisition-related reserves	2	2	1
Loss on impairment of goodwill	—	—	4
Loss on impairment of trademarks	—	—	—
Gain on sale of office facility	(1)	—	—

Total operating expenses	47	56	59

OPERATING INCOME	13	3	1
Interest expense and amortization of loan fees	(3)	(3)	—
Interest income and other, net	1	1	1
Change in fair value of Series B Preferred Stock conversion feature	—	(1)	—

INCOME (LOSS) BEFORE INCOME TAXES	11	—	2
Income tax (provision) benefit	(4)	(1)	1

NET INCOME (LOSS)	7%	—%	2%

Gross margin on software licenses	97%	96%	97%
Gross margin on maintenance services	75%	75%	74%
Gross margin on product revenues	79%	78%	80%
Gross margin on service revenues	23%	24%	20%

The following table sets forth a comparison of selected financial information, expressed as a percentage change between 2007 and 2006, and between 2006 and 2005. In addition, the table sets forth cost of revenues and product development expenses expressed as a percentage of the related revenues:

		% Change		% Change
	2007	2006 to 2007	2006	2005 vs 2006	2005

Revenues:
Software licenses	$73,599	50%	$48,971	(16)%	$58,508
Maintenance	178,198	38%	129,290	50%	86,417

Product revenues	251,797	41%	178,261	23%	144,925
Service revenues	121,778	23%	99,206	40%	70,898

Total revenues	373,575	35%	277,467	29%	215,823

Cost of Revenues:
Software licenses	2,499	25%	2,005	22%	1,638
Amortization of acquired software technology	6,377	2%	6,226	24%	5,009
Maintenance services	45,242	42%	31,793	40%	22,700

Product revenues	54,118	35%	40,024	36%	29,347
Service revenues	94,016	25%	74,949	32%	56,879

Total cost of revenues	148,134	29%	114,973	33%	86,226

Gross Profit	225,441	39%	162,494	25%	129,597
Operating Expenses:
Product development	51,173	(9)%	56,262	27%	44,351
Sales and marketing	63,154	31%	48,153	19%	40,386
General and administrative	41,515	23%	33,363	31%	25,471

	155,842	13%	137,778	25%	110,208
Provision for doubtful accounts	2,890	106%	1,440	(10)%	1,600
Amortization of intangibles	15,852	66%	9,556	167%	3,572
Operating income	$48,777	569%	$7,295	291%	$1,865
Cost of Revenues as a % of related revenues:
Software licenses	3%		4%		3%
Maintenance services	25%		25%		26%
Product revenues	21%		22%		20%
Service revenues	77%		76%		80%
Product Development as a % of product revenues	20%		32%		31%

The following tables set forth selected comparative financial information on revenues in our business segments and geographical regions, expressed as a percentage change between 2007 and 2006, and between 2006 and 2005. In addition, the tables set forth the contribution of each business segment and geographical region to total revenues in 2007, 2006 and 2005, expressed as a percentage of total revenues:

	Retail		Manufacturing & Distribution		Services Industries*
	2007 vs 2006	2006 vs 2005	2007 vs 2006	2006 vs 2005	2007 vs 2006	2006 vs 2005

Software licenses	38%	(35)%	46%	51%	2,269%	100%
Maintenance services	21%	9%	54%	133%	94%	100%

Product revenues	26%	(10)%	52%	107%	281%	100%
Service revenues	(6)%	24%	134%	130%	135%	100%

Total revenues	12%	3%	67%	111%	197%	100%
Product development	(30)%	18%	23%	42%	201%	100%
Sales and marketing	24%	(5)%	29%	93%	306%	100%
Operating income (loss)	77%	8%	95%	234%	124%	100%

	Retail			Manufacturing & Distribution			Services Industries*
	2007	2006	2005	2007	2006	2005	2007	2006	2005

Contribution to total revenues	52%	63%	79%	43%	35%	21%	5%	2%	—%

*	All customers in the Services Industry reportable business segment are new to JDA and were acquired in the acquisition of Manugistics in July 2006.

	The Americas		Europe		Asia/Pacific
	2007 vs 2006	2006 vs 2005	2007 vs 2006	2006 vs 2005	2007 vs 2006	2006 vs 2005

Software licenses	44%	(28)%	54%	18%	73%	(9)%
Maintenance services	41%	54%	36%	37%	20%	64%

Product revenues	42%	19%	41%	31%	38%	29%
Service revenues	16%	46%	78%	22%	13%	25%

Total revenues	31%	29%	49%	29%	27%	27%

	The Americas			Europe			Asia/Pacific
	2007	2006	2005	2007	2006	2005	2007	2006	2005

Contribution to total revenues	66%	68%	68%	24%	22%	22%	10%	10%	10%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The operating results for 2007 include the impact of Manugistics for the entire year. The operating results for 2006 only include the impact of Manugistics from the date of acquisition (i.e., July 5, 2006) through December 31, 2006. The impact of the Manugistics acquisition on our product and service revenues in 2007 compared to 2006 is summarized in Significant Trends and Developments in Our Business where we provide tables that summarize (i) the various components of revenue with and without Manugistics and, (ii) software license results by region with and without Manugistics.

Product Revenues

Software Licenses.

Retail.  Software license revenues in this reportable business segment increased 38% in 2007 compared to 2006. Before considering the impact of Manugistics, software license revenues in this reportable business segment increased 40% in 2007 compared to 2006 primarily due to software license sales to new customers. There were six large transactions ≥ $1.0 million in this reportable business segment in both 2007 and 2006. We closed 136 deals in this reportable business segment in 2007 compared to 96 in 2006.

Manufacturing & Distribution.  Software license revenues in this reportable business segment increased 46% in 2007 compared to 2006. Before considering the impact of Manugistics, software license revenues in this reportable business segment increased 10% in 2007 compared to 2006 primarily due to an increase in software license sales to new customers. There were three large transactions ≥ $1.0 million in this reportable business segment in 2007 compared to none in 2006. We closed 151 deals in this reportable business segment in 2007 compared to 157 in 2006.

Services Industries.  Software license revenues in this reportable business segment resulted entirely from sales to customers of the Revenue Management product lines acquired from Manugistics. There was one large transaction ≥ $1.0 million in this reportable business segment in 2007 compared to none in 2006. We closed nine deals in this reportable business segment in 2007 compared to none in 2006.

Regional Results.  Software license revenues in the Americas region increased 44% in 2007 compared to 2006. Before considering the impact of Manugistics, software license revenues in the Americas region increased 19% in 2007 compared to 2006 due primarily improved sales execution and an increase in software license sales to new customers. There were five large transactions ≥ $1.0 million in the Americas region in 2007 compared to two large transactions ≥ $1.0 million in 2006.

Software license revenues in the Europe region increased 54% in 2007 compared to 2006. Before considering the impact of Manugistics, software license revenues in the Europe region increased 59% in 2007 compared to 2006 due to improved sales execution and an increase in software license sales to new customers. There were three large transactions ≥ $1.0 million in the Europe region in 2007 compared to two large transactions ≥ $1.0 million in 2006.

Software license revenues in the Asia/Pacific region increased 73% in 2007 compared to 2006. Before considering the impact of Manugistics, software license revenues in the Asia/Pacific region increased 27% in 2007 compared to 2006. There were two large transactions ≥ $1.0 million in the Asia/Pacific region in 2007 compared to two large transactions ≥ $1.0 million in 2006.

Maintenance Services.  Maintenance services revenues increased 38% in 2007 compared to 2006. Before considering the impact of Manugistics, maintenance services revenues increased 8% in 2007 compared to 2006. Maintenance services revenues in 2007 include a $5.1 million favorable foreign exchange rate variance compared to 2006. Excluding the impact of the favorable foreign exchange rate variance, maintenance services revenues increased 34% in 2007 compared to 2006.

Service Revenues

Service revenues increased 23% in 2007 compared to 2006. Before considering the impact of Manugistics, services revenues decreased 14% in 2007 compared to 2006 due to a $10.5 million decrease in service revenues from projects involving core JDA products. We believe this decrease is due to delays in the start of certain projects and the lag effect of lower software sales in the Americas and Asia/Pacific regions during early 2006.

Fixed bid consulting services work represented 20% of total consulting services revenue in 2007 compared to 14% in 2006.

Cost of Product Revenues

Cost of Software Licenses.  The increase in cost of software licenses in 2007 compared to 2006 resulted primarily from a $475,000 increase in third party royalties due on software sales involving Manugistics product lines.

Amortization of Acquired Software Technology.  The increase in amortization of acquired software technology in 2007 compared to 2006 resulted from amortization of software technology acquired in the Manugistics acquisition, offset in part by a decrease in amortization on software technology related to the Intactix suite of products that has now been fully amortized.

Cost of Maintenance Services.  The increase in cost of maintenance services in 2007 compared to 2006 resulted from a 24% increase in average headcount, primarily due to the acquisition of Manugistics, annual salary increases, a $2.3 million increase in incentive compensation due to the Company’s improved operating performance and a $2.1 million increase in fees and royalties paid to third parties who provide first level support to certain of our customers.

Cost of Service Revenues

The increase in cost of service revenues in 2007 compared to 2006 resulted from a 16% increase in average headcount, primarily due to the acquisition of Manugistics, salary increases, a $3.1 million increase in incentive compensation due to the Company’s improved operating performance, a $1.7 million decrease in deferred consulting costs due primarily to the completion of certain fixed bid consulting projects in the United States involving Manugistics products for which the related consulting revenue was also deferred, a $1.7 million increase in reimbursed expenses and a $1.0 million increase in travel costs.

Gross Profit

The increase in gross profit dollars in 2007 compared to 2006 resulted primarily from the $87.3 million increase in revenue contribution from Manugistics and the 30% increase in software sales of core JDA products, offset in part by the $10.5 million decrease in service revenues from projects involving core JDA products, the increases in average headcount in our customer support and consulting services organizations to support the larger revenue streams and customer directed development activities, the $5.4 million increase in incentive compensation due to the Company’s improved operating performance and the $1.0 million increase in travel costs. Gross profit dollars for 2007 also include a $2.0 million favorable impact from the release of $3.4 million of previously deferred consulting revenue upon completion and final acceptance of a fixed bid project inherited from Manugistics, net of $1.4 million in related deferred costs that were also released. The gross margin percentage increased to 60% in 2007 compared to 59% in 2006 due to the higher mix of product revenues.

Services gross profit dollars increased $3.5 million in 2007 compared to 2006, however, service margins as a percentage of service revenues decreased to 23% in 2007 compared to 24% in 2006. The increase in service margin dollars is due primarily to the $33.0 million increase in services revenue contribution from Manugistics, offset in part by the 14% decrease in service revenues from projects involving core JDA products. Service margins as a percentage of service revenues decreased in 2007 primarily due to the higher average headcount, annual salary increases and higher incentive compensation due to the Company’s improved operating performance. Services gross profits for 2007 also include a $2.0 million favorable impact from the release of $3.4 million of previously deferred consulting revenue upon completion and final acceptance of a fixed bid project inherited from Manugistics, net of $1.4 million in related deferred costs that were also released.

Operating Expenses

Product Development.  The decrease in product development expense in 2007 compared to 2006 is due primarily to a 14% decrease in average headcount, which resulted in a $4.5 million decrease in salaries and related benefits, and the offset of $3.2 million in costs related to ongoing funded development efforts that were reimbursed by customers, offset in part by a $3.4 million increase in incentive compensation due to the Company’s improved operating performance. Product development expense in 2006 included $871,000 in charges related to the settlement of certain customer-specific situations, including $488,000 in charges related to the discontinuance of the PRO application during fourth quarter 2006.

Sales and Marketing.  The increase in sales and marketing expense in 2007 compared to 2006 is due primarily to a 17% increase in average headcount, a $4.3 million increase in sales commissions due to the 50% increase in software license sales and a $1.8 million increase in stock-based compensation due to the Company’s improved operating performance.

General and Administrative.  The increase in general and administrative expense in 2007 compared to 2006 is due primarily to a 9% increase in average headcount, which resulted in a $3.2 million increase in salaries and related benefits, a $3.8 million increase in incentive compensation due to the Company’s improved operating performance, including $2.2 million in stock-based compensation primarily related to the Manugistics Integration Incentive Plan, an $853,000 increase in outside contractor costs for assistance with internal system initiatives and an $832,000 increase in legal and accounting costs as result of the larger combined company and compliance costs incurred to implement FIN 48.

Provision for Doubtful Accounts.  The increase in the provision for doubtful accounts in 2007 compared to 2006 is primarily for certain foreign receivables for which collection is doubtful.

Amortization of Intangibles.  The increase in amortization of intangibles in 2007 compared to 2006 results primarily from amortization of the customer list and trademark intangibles recorded in the acquisition of Manugistics.

Restructuring Charges.  We recorded restructuring charges of $6.2 million in 2007 that included $5.9 million for termination benefits and $292,000 for office closures. The termination benefits are primarily related to a workforce reduction of approximately 120 full-time employees (“FTE”) in our Scottsdale, Arizona product development group as a direct result of our decision to standardize future product offerings on the JDA Enterprise Architecture platform and a reduction of approximately 40 FTE in our worldwide consulting services group. The office closure charge is for the closure and integration costs of redundant office facilities.

We recorded restructuring charges of $6.2 million in 2006 that included $4.8 million for termination benefits and relocation bonuses and $1.4 million for office closures. The restructuring charges were primarily related to the consolidation of two existing JDA offices in the United Kingdom into the Manugistics office facility in the United Kingdom and the elimination of certain accounting and administrative positions in Europe and Canada.

Gain on Sale of Office Facility.  During 2007 we sold a 15,000 square foot facility in the United Kingdom for approximately $6.3 million and recognized a gain of $4.1 million.

Operating Income

We had operating income of $48.8 million in 2007 compared to operating income of $7.3 million in 2006. The improvement in operating income resulted primarily from a $96.1 million or 35% increase in total revenues, which includes an $87.3 million increased revenue contribution from Manugistics, offset in part by an increase in average headcount, increases in incentive compensation and commissions due to the Company’s improved operating performance, a $7.4 million increase in amortization on intangibles recorded in the acquisition of Manugistics and a $1.5 million higher provision for doubtful accounts. In addition, we recorded a $4.1 million gain on the sale of an office facility in 2007.

Operating income in our Retail reportable business segment increased to $48.6 million in 2007 compared to $27.4 million in 2006. The increase in operating income in this reportable business segment resulted primarily from a $25.2 million increase in product revenues and a 30% decrease in product development costs, offset in part by a 24% increase in allocated sales and marketing costs based upon the pro rata share of software sales that came from this reportable business segment.

Operating income in our Manufacturing and Distribution reportable business segment increased to $62.2 million in 2007 compared to $31.9 million in 2006. The increase resulted primarily from increases in product and service revenues of $41.7 million and $22.7 million, respectively, primarily from the Manugistics product lines, offset in part by a $24.9 million increase in maintenance and service revenue costs due to the Manugistics acquisition, a 23% increase in product development costs and a 29% increase in allocated sales and marketing costs based upon the pro rata share of software sales that came from this reportable business segment.

The Services Industries reportable business segment had operating income of $364,000 in 2007 compared to an operating loss of $1.5 million in 2006. The improvement resulted primarily from increases in product and service revenues of $6.6 million and $4.3 million, respectively offset in part by a $4.2 million increase in total costs of revenue, and a $4.9 million increase in operating costs for product development and sales and marketing activities.

The combined operating income reported in the reportable business segments excludes $62.3 million and $50.6 million of general and administrative expenses and other charges in 2007 and 2006, respectively, that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segments.

Other Income (Expense)

Interest Expense and Amortization of Loan Fees.  We incurred interest expense of $10.0 million and recorded $1.8 million in amortization of loan origination fees in 2007 compared to $6.5 million and $1.1 million, respectively in 2006. The interest expense and loan origination fees relate primarily to $175 million in aggregate term loan borrowings on July 5, 2006 that were used to finance the acquisition of Manugistics and the repayment of their debt obligations. We repaid $40.0 million and $35.4 million of the term loan borrowings in 2007 and 2006, respectively leaving an outstanding balance of $99.6 million at December 31, 2007.

Interest Income and Other, Net.  We recorded interest income and other, net of $3.5 million in 2007 compared to $3.9 million in 2006. During second quarter 2006, we liquidated substantially all of our investments in marketable securities in order to generate cash to complete the acquisition of Manugistics. Subsequent to this liquidation, our remaining excess cash balances have been invested primarily in money market accounts.

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

Income Tax Provision

A summary of the income tax provision recorded in 2007 and 2006 is as follows:

	2007	2006

Income before income tax provision	$40,417	$421
Effective tax rate	34.8%	213.8%
Income tax provision at effective tax rate	(14,062)	(900)
Less discrete tax item benefits:
Changes in estimate	556	33
Interest and penalties on uncertain tax positions	(389)	—

Total discrete tax item benefits	167	33

Income provision	$(13,895)	$(867)

The income tax provision in 2007 and 2006 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, but does not include the tax benefits realized from the employee stock options exercised during these years of $1.3 million and $330,000, respectively. These tax benefits reduced our income tax liabilities and are included as an increase to additional paid-in-capital to the extent they exceed the book compensation of the award. The effective tax rate in 2007 is lower than the federal statutory rate of 35% due to the impact of foreign tax rate differentials. The effective tax rate in 2006 is higher than the federal statutory rate of 35% due primarily to the non-deductibility of the expense for the change in fair value of the conversion feature of the Series B Preferred Stock.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The operating results for 2006 include the impact of Manugistics from the date of acquisition (i.e., July 5, 2006) through December 31, 2006. The impact of the Manugistics acquisition on our product and service revenues in 2006 compared to 2005 is summarized in Significant Trends and Developments in Our Business where we provide tables that summarize (i) the various components of revenue with and without Manugistics and, (ii) software license results by region with and without Manugistics.

Product Revenues

Software Licenses.

Retail.  Software license revenues in this reportable business segment, which include $4.2 million in software license revenues from the Manugistics product lines, decreased 38% in 2006 compared to 2005. Before considering the impact of Manugistics, software license revenues in this reportable business segment decreased 44% in 2006 compared to 2005 primarily due to a decrease in the number of large transactions of ≥ $1.0 million and a 44% decrease in the average selling price on such transactions. We had six large transactions of ≥ $1.0 million in 2006, including one involving Manugistics product lines, compared to nine large transactions of ≥ $1.0 million in 2005 which included one unusually large multi-million dollar transaction with multiple applications. Software license revenues in this reportable business segment were also impacted in 2006 by a decrease in software license transactions of <$1.0 million with new customers and a decrease in follow-on sales to existing customers in the Americas and Europe regions of approximately $4.1 million and $2.4 million, respectively compared to 2005.

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

Services Industries.  The increase in software license revenues in this reportable business segment in 2006 compared to 2005 resulted entirely from sales to customers of the Revenue Management business acquired from Manugistics. The majority of the software revenue in this reportable business segment is subject to contract accounting and the benefit of revenue deferred prior to the Manugistics acquisition was not brought forward in purchase accounting as there were no additional delivery obligations.

Regional Results.  Software license revenues in the Americas region, which include $4.9 million in software license revenues from the Manugistics product lines, decreased 28% in 2006 compared to 2005. Before considering the impact of Manugistics, software license revenues in the Americas region decreased 40% in 2006 compared to 2005 which is primarily due to a lack of sales management, business development and sales force execution. In addition, software license revenues in 2005 included one unusually large multi-million dollar transaction that included multiple applications. Software license revenues in the Europe region, which include $4.3 million in software license revenues from the Manugistics product lines, increased 18% in 2006 compared to 2005. Before considering the impact of Manugistics, software license revenues in the Europe region decreased 18% primarily due to a $2.4 million decrease in follow-on sales to existing customers that expand the scope of existing licenses. The Europe region recorded two large transactions ≥ $1.0 million in 2006, one of which involved the Manugistics product lines, compared to one large transaction ≥ $1.0 million in 2005. Software license revenues in the Asia/Pacific region, which include $608,000 in software license revenues from the Manugistics product lines, decreased 9% in 2006 compared to 2005. Before considering the impact of Manugistics, software license revenues in the Asia/Pacific region decreased 19% primarily due to a 35% decrease in average sales price on new software license deals >$1.0 million in 2006 compared to 2005. We recorded two large transactions of ≥ $1.0 million in the Asia/Pacific region in 2006 compared to two large transaction of ≥ $1.0 million in 2005.

Maintenance Services.  Maintenance services revenues, which include $21.0 million from the acquired Manugistics product lines, increased 50% in 2006 compared to 2005. Before considering the impact of Manugistics, maintenance services revenues increased 1% in 2006 compared to 2005. Despite historically strong retention rates of approximately 95%, growth in new maintenance services revenues on our core JDA applications was hindered by lower software sales and the suspension of revenue recognition of more than $1.0 million in maintenance revenues related to certain customer-specific support issues, including the discontinuance of the PRO application.

Service Revenues

Service revenues, which include $24.6 million from the Manugistics product lines, increased 40% in 2006 compared to 2005. Before considering the impact of Manugistics, services revenues increased 5% in 2006 compared to 2005 due primarily to ongoing projects in the Americas including a large multi-product implementation in the United States that was completed in 2006, offset in part by flat to lower utilization rates and consulting services revenue in the Europe and Asia/Pacific regions. Service revenues were also impacted by a $1.2 million or 36% decrease in hosting revenues in 2006 compared to 2005 primarily due to the loss of a large customer as a result of their merger. Net revenues from our hardware reseller business decreased 56% to $533,000 in 2006 compared to $1.2 million in 2005.

Fixed bid consulting services work represented 14% of total consulting services revenue in 2006 and 2005.

Cost of Product Revenues

Cost of Software Licenses.  The increase in cost of software licenses in 2006 compared to 2005 resulted primarily from sales of certain of our applications that incorporate functionality from third party software providers and require the payment of royalties, including $730,000 related to the Manugistics product lines, offset in part by a $350,000 decrease in costs associated with certain third party software database applications that we resell.

Amortization of Acquired Software Technology.  The increase in amortization of acquired software technology in 2006 compared to 2005 resulted primarily from amortization of the software technology acquired in the Manugistics acquisition.

Cost of Maintenance Services.  The increase in cost of maintenance services in 2006 compared to 2005 resulted from a 28% increase in average headcount, due to the acquisition of Manugistics and the transfer of certain product development resources to our customer support organization, a $2.6 million increase in third party maintenance royalties primarily related to the Manugistics revenue streams, $487,000 in charges associated with the resolution of certain customer-specific support issues and a $368,000 increase in outside contractor costs.

Cost of Service Revenues

The increase in cost of service revenues in 2006 compared to 2005 resulted from a 27% increase in average services headcount, primarily from the acquisition of Manugistics during the second half, as well as a $5.7 million increase in outside contractor costs for ongoing consulting projects in the United States and a $3.2 million increase in reimbursed expenses, offset in part by the deferral of $1.0 million in consulting costs on a large Manugistics implementation project in the United States for which revenue recognition was deferred, and a $586,000 decrease in training costs.

Gross Profit

The increase in gross profit dollars in 2006 compared to 2005 resulted primarily from the $76.3 million revenue contribution from Manugistics and higher service revenue margins offset in part by related increases in average headcount in our customer support and consulting services organizations to support the larger revenue streams. The gross margin percentage decreased to 58% in 2006 compared to 60% in 2005. This decrease resulted from the lower mix of software license revenues.

The increase in service revenue margins in 2006 compared to 2005 resulted primarily from the 40% increase in service revenues, the deferral of $1.0 million in consulting costs on a large Manugistics implementation project in the United States for which revenue recognition was deferred, and a $586,000 decrease in training costs, offset in part by a 27% increase in average services headcount primarily from the acquisition of Manugistics and a $5.7 million increase in outside contractor costs for ongoing consulting projects in the United States.

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

Product Development.  The increase in product development expense in 2006 compared to 2005 resulted from a 36% increase in average product development headcount, primarily from the acquisition of Manugistics, which resulted in higher salaries, benefits, travel, training and occupancy costs, a $793,000 increase in outside contractor costs to assist in the development of our solutions, offset in part by the transfer of certain product development resources to the customer support organization, a $513,000 decrease in incentive compensation as a result of lower software license revenues and a $499,000 decrease in vendor cost reimbursements on joint development projects. Product development expense included $871,000 and $600,000 in charges related to the settlement of certain customer-specific situations in 2006 and 2005, respectively including $488,000 in charges related to the discontinuance of PRO during fourth quarter 2006.

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

General and Administrative.  The increase in general and administrative expense in 2006 compared to 2005 resulted from a 23% increase in average headcount, primarily from the acquisition of Manugistics, which resulted in higher salaries, benefits, travel and training costs. We also had a $926,000 increase in legal and accounting costs as a result of the larger combined company, a $670,000 decrease in capitalized costs associated with major system initiatives, and a $376,000 increase in stock-based compensation for new hires in the management team.

Provision for Doubtful Accounts.  The provision for doubtful accounts in 2006 includes $1.0 million related to the discontinuance of PRO.

Amortization of Intangibles.  The increase in amortization of intangibles in 2006 compared to 2005 resulted primarily from $5.5 million in amortization on the customer list intangibles recorded in the acquisition of Manugistics.

Restructuring Charges.  We recorded restructuring charges of $6.2 million in 2006 that included $4.8 million for termination benefits and relocation bonuses and $1.4 million for office closures. The restructuring charges were primarily related to the consolidation of two existing JDA offices in the United Kingdom into the Manugistics office facility in the United Kingdom and the elimination of certain accounting and administrative positions in Europe and Canada.

We recorded restructuring charges of $2.4 million in 2005 to complete the restructuring initiatives contemplated in our 2005 Operating Plan. The restructuring charges in 2005 included $2.0 million in termination benefits for 44 FTE and $423,000 for net rentals remaining under existing operating leases on certain vacated facilities.

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

Operating Income

Operating income increased to $7.3 million in 2006 compared to $1.9 million in 2005. A 29% increase in total revenues, resulting primarily from the $76.3 million revenue contribution from Manugistics and a $9.7 million decrease in impairment charges, were offset in part by the costs and expenses related to a 31% increase in average headcount including 677 employees added through the acquisition of Manugistics, the $6.4 million increase in amortization of intangibles and a $3.8 million increase in restructuring charges.

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

The income tax (provision) benefit for 2006 and 2005 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, but does not include the tax benefits realized from the employee stock options exercised during these years of $330,000 and $807,000, respectively. These tax benefits reduced our income tax liabilities and are included as an increase to additional paid-in-capital to the extent they exceed the book compensation expense of the award. The effective tax rate is higher in 2006 as compared to 2005 due to the non-deductibility of the expense for the change in fair value of the conversion feature of the redeemable Series B Preferred Stock.

Liquidity and Capital Resources

We had working capital of $67.9 million at December 31, 2007 compared to $41.1 million at December 31, 2006. The working capital balances at December 31, 2007 and 2006 include cash and cash equivalents of $95.3 million and $53.6 million, respectively. The increase in working capital resulted from $79.7 million in cash flow from operating activities, $9.9 million from the issuance of common stock and $6.9 million in proceeds from the disposal of property and equipment, offset in part by the repayment of $41.5 million of long-term debt, the payment of $7.6 million of direct costs related to the Manugistics acquisition and $7.4 million of capital expenditures.

Net accounts receivable were $74.7 million or 68 days sales outstanding (“DSO”) at December 31, 2007 compared to $79.5 million or 81 DSO at December 31, 2006. The improvement in DSO is due primarily to improved collection efforts and the higher level of revenues recorded by the Company in 2007 compared to 2006. Our DSO results may fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenues that comes from software license sales which typically have installment payment terms, seasonality, shifts in customer buying patterns or industry mix of our customers, the timing of annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.

Operating activities provided cash of $79.7 million in 2007 compared to $15.4 million in 2006. The principle sources of our cash flow from operations are typically net income adjusted for depreciation and amortization and bad debt provisions, collections on accounts receivable and increases in deferred maintenance revenue. The increase in cash flow from operations in 2007 compared to 2006 results primarily from a $27.0 million increase in net income, a $14.2 million larger net decrease in accounts receivable due to improved collection efforts, a

$10.9 million decrease in deferred income taxes due primarily to the utilization of net operating losses, a $7.4 million increase in amortization on intangible balances recorded in the acquisition of Manugistics, a $5.5 million increase in stock-based compensation, primarily related to the Manugistics Integration Incentive Plan, and a $4.2 million larger increase in deferred revenue balances due to the timing of the annual renewal period for maintenance contracts assumed in the acquisition of Manugistics, offset in part by a $4.1 million gain on the sale of an office facility in the United Kingdom.

Investing activities utilized cash of $8.2 million in 2007 and $45.8 million in 2006. Net cash used in investing activities in 2007 includes $7.6 million in payment of direct costs related to the Manugistics acquisition and $7.4 million in capital expenditures, offset in part by $6.9 million in proceeds from the disposal of property and equipment, including $6.3 million from the sale of the office facility in the United Kingdom. Net cash utilized by investing activities in 2006 includes $72.9 million in net cash expended to acquire Manugistics, $8.0 million in capital expenditures and $6.7 million in payment of direct costs related to the Manugistics acquisition, offset in part by $40.4 million in net proceeds from sales and maturities of marketable securities to generate cash to complete the acquisition of Manugistics and the final $1.2 million payment on the promissory note receivable from Silvon Software, Inc.

Financing activities utilized cash of $30.6 million in 2007 and provided cash of $11.4 million in 2006. Financing activities in 2007 include the repayment of $41.5 million of long term debt. Financing activities in 2006 include proceeds of $168.4 million from term loan borrowings, net of nearly $6.6 million of loan origination and other administrative fees, and the issuance of $50 million in Series B Preferred Stock to Thoma Cressey Bravo in connection with the acquisition of Manugistics. We used the proceeds from the term loan borrowings and the Thoma Cressey Bravo equity investment, together with the companies’ combined cash balances at closing, to fund the cash obligations of the acquisition and to retire approximately $174 million of Manugistics’ existing debt and capital lease obligations. In additional, we repaid $35 million of the term loans in the second half of 2006. The term loan borrowings contain certain financial and other covenants. We were in compliance with the financial and other covenants at December 31, 2007. The activity in both periods includes proceeds from the issuance of common stock.

Changes in the currency exchange rates of our foreign operations had the effect of increasing cash by $770,000 in 2007 and $1.6 million in 2006 due to the continuing weakness of the US Dollar against major foreign currencies including the British Pound Sterling, the Euro and the Japanese Yen. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the short-term foreign currency exchange exposure associated with foreign currency denominated assets and liabilities which exist as part of our ongoing business operations. We do not hedge the potential impact of foreign currency exposure on our ongoing revenues and expenses from foreign operations. The exposures relate primarily to the gain or loss recognized in earnings from the settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income, net, offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.

Treasury Stock Repurchases.  In July 2007, the term loan credit agreement (see Contractual Obligations) was amended to allow us to make open market cash purchases of our common stock in an aggregate amount not to exceed $75.0 million. There were no open market cash purchases of our common stock during 2007.

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

During 2007 and 2006, we repurchased 12,411 and 14,656 shares, respectively tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted shares under the 2005 Performance Incentive Plan. The shares were repurchased in 2007 for $244,000 at prices ranging from $14.52 to $24.96 per share. The shares were repurchased in 2006 for $189,000 at prices ranging from $11.19 to $17.00 per share.

Accelerated Vesting of Options.  On February 15, 2005, the Compensation Committee of our Board of Directors approved the immediate vesting of all unvested stock options previously awarded to employees, officers and directors. The accelerated options were issued under our 1995 Stock Option Plan, 1996 Stock Option Plan, 1996 Outside Director Stock Option Plan and 1998 Non-statutory Stock Option Plan. The closing market price per share of our common stock on February 15, 2005 was $11.85 and the exercise prices of the approximately 1.4 million in unvested options on that date ranged from $8.50 to $28.20. The exercise of vested stock options increases our working capital.

Contractual Obligations.  The following summarizes scheduled principal maturities and interest on long-term debt and our operating lease obligations as of December 31, 2007.

	Payments Due By Period (In thousands)
Contractual Obligations	Total	< 1 year	1 to 3 years	3 to 5 years	> 5 years

Scheduled principal maturities and interest on long-term debt	$139,900	$14,684	$18,367	$17,846	$89,003
Operating lease obligations	$70,360	$14,202	$24,718	$19,171	$12,269
Contracted sublease rentals	$(13,913)	$(3,448)	$(6,035)	$(4,430)	$(0)

Long-term debt includes $99.6 million in borrowings under term loan agreements which are due in quarterly installments of $437,500 through July 5, 2013, with the remaining balance due at maturity. In addition to the scheduled maturities, the term loan agreements also require additional mandatory repayments on the term loans based on a percentage of our annual excess cash flow, as defined, beginning with the fiscal year that commenced January 1, 2007. Pursuant to this provision, we are required to remit an additional mandatory payment of approximately $5.3 million on the term loan by March 30, 2008. The scheduled principal maturities in the table above only include this initial mandatory repayment based on our annual excess cash flow, as defined. Interest is payable quarterly on the term loans at the London Interbank Offered Rate (“LIBOR”) + 2.25%. We entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. We have structured the interest rate swap with decreasing notional amounts to match the expected pay down of the debt. The notional value of the interest rate swap was $85.5 million at December 31, 2007 and represented approximately 86% of the aggregate term loan balance. The interest rate swap agreement is effective through October 5, 2009 and has been designated a cash flow hedge derivative.

Operating lease obligations represent future minimum lease payments under non-cancelable operating leases with minimum or remaining lease terms at December 31, 2007. We lease office space in the Americas for 13 regional sales and support offices across the United States, Canada and Latin America, and for 14 other international sales and support offices located in major cities throughout Europe, Asia, Australia, and Japan. The leases are primarily non-cancelable operating leases with initial terms ranging from one to 20 years that expire at various dates through the year 2018. None of the leases contain contingent rental payments; however, certain of the leases contain scheduled rent increases and renewal options. We expect that in the normal course of business most of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. In addition, we lease various computers, telephone systems, automobiles, and office equipment under non-cancelable operating leases with initial terms ranging from 12 to 48 months. Certain of the equipment leases contain renewal options and we expect that in the normal course of business some or all of these leases will be renewed or replaced by other leases.

The contractual obligations shown above exclude $5.4 million in non-current liabilities for uncertain tax positions as we are unable to make reasonably reliable estimates of the period cash settlement with the respective taxing authorities.

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

Goodwill is tested annually for impairment, or more frequently if events or changes in business circumstances indicate the asset might be impaired, using a two-step process that compares a weighted average of the fair value of future cash flows under the “Discounted Cash Flow Method of the Income Approach” and the “Guideline Company Method” to the carrying value of goodwill allocated to our reporting units. No indications of impairment were identified in 2006 or 2007 with respect to the goodwill allocated to our Retail, Manufacturing and Distribution and Services Industries reportable business segments. An impairment loss of $9.7 million was recorded in 2005 due to the historical performance of our point-of-sale systems (which are now included under the Retail reportable business segment) being below expectations and the slower projected growth rate for these applications in our operating plans. The impairment loss is reported as a separate component of operating expenses in our consolidated statements of income under the caption “Loss on impairment of goodwill.”

Customer lists are amortized on a straight-line basis over estimated useful lives ranging from 8 years to 13 years. The values allocated to customer list intangibles are based on the projected economic life of each acquired customer base, using historical turnover rates and discussions with the management of the acquired companies. We estimate the economic lives of these assets using the historical life experiences of the acquired companies as well as our historical experience with similar customer accounts for products that we have developed internally. We review customer attrition rates for each significant acquired customer group on annual basis, or more frequently if events or circumstances change, to ensure the rate of attrition is not increasing and if revisions to the estimated economic lives are required. We have experienced a higher than expected attrition rate in the customer group acquired from Manugistics during the first 18 months subsequent to the acquisition. We performed a discounted cash flow analysis on the remaining maintenance streams from this acquired customer group as of December 31, 2007 and found no indication of impairment. However, since the attrition rate experienced in 2007 was higher than the initial estimates used in the purchase price allocation, we will reduce the estimated useful life of the Manugistics customer lists from 13 years to 8 years effective January 1, 2008. With this change, the quarterly amortization of the Manugistics customer lists will increase to $4.9 million, or approximately $2.1 million per quarter, over the remaining useful life which extends through June 2014.

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

Trademarks have been acquired primarily in the acquisitions of Manugistics and E3 Corporation (“E3”). The Manugistics trademarks are being amortized on a straight-line basis over an estimated useful life of 3 years. We initially assigned indefinite useful lives to the E3 trademarks, and recorded no amortization, as we believed there were no legal, regulatory, contractual, competitive, economic, or other factors that would limit their useful lives or the indefinite development of next generation products that would contribute to our cash flows. The E3 trademarks were tested annually for impairment in accordance with SFAS No. 142 using the “Relief from Royalty Method of the Income Approach” and impairment losses of $200,000 were recorded in 2006 and 2005 due to a lower software revenue forecast and a flattening of the projected revenue growth curve. The impairment charges are reported as a separate component of operating expenses in our consolidated statements of income under the caption “Loss on impairment of trademark.” The Company announced in fourth quarter 2006 that it would continue to support the E3 product suite through the end of 2012 at a minimum. With this announcement, we classified the E3 trademarks as an amortized intangible asset at December 31, 2006 and began amortizing the remaining balance of $1.8 million prospectively on a straight-line basis over an estimated remaining useful life of 3 years.

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

In June 2006, the Financial Accounting Standards Board issued FIN 48. FIN 48 clarifies the accounting for income tax uncertainties and defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also prescribes a two-step approach for evaluating tax positions and requires expanded disclosures at each interim and annual reporting period. FIN 48 is effective for fiscal years beginning after December 15, 2006 and requires that differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as cumulative-effect adjustments to beginning retained earnings.

We adopted the provisions of FIN 48 on January 1, 2007. The amount of unrecognized tax benefits at January 1, 2007 was $3.5 million, of which $799,000 would impact our effective tax rate if recognized. With the adoption of FIN 48, we recognized a charge of approximately $1.0 million to beginning retained earnings for uncertain tax positions. In addition, a FIN 48 adjustment of $2.9 million was made to the purchase price allocation on the Manugistics acquisition to record a tax liability for uncertain tax positions which increased the goodwill balance. Other than the settlement of a tax audit in Germany, which could result in a decrease of approximately $800,000 in the FIN 48 tax liability in 2008, we do not believe there are any other uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The FIN 48 adjustments on January 1, 2007 include an accrual of approximately $1.3 million for interest and penalties. To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision. We have accrued additional interest and penalties related to uncertain tax positions of $630,000 in 2007 which are included as a component of income tax expense.

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

As of December 31, 2007, we had approximately 3.2 million stock options outstanding with exercise prices ranging from $6.44 to $27.50 per share. We do not expect the outstanding stock options to result in a significant compensation expense charge as all stock options were fully vested prior to the adoption of SFAS No. 123(R). Stock options are no longer used for share-based compensation. A 2005 Performance Incentive Plan (“2005 Incentive Plan”) was approved by our stockholders on May 16, 2005 that provides for the issuance of up to 1,847,000 shares of common stock to employees, consultants and directors under stock purchase rights, stock bonuses, restricted stock, restricted stock units, performance awards, performance units and deferred compensation awards. With the adoption of the 2005 Incentive Plan, we terminated all prior stock option plans except for those provisions necessary to administer the outstanding options. The 2005 Incentive Plan contains certain restrictions that limit the number of shares that may be issued and cash awarded under each type of award, including a limitation that awards granted in any given year can be no more than two percent (2%) of the total number of shares of common stock outstanding as of the last day of the preceding fiscal year. Awards granted under the 2005 Incentive Plan will be in such form as the Compensation Committee shall from time to time establish and may or may not be subject to vesting conditions based on the satisfaction of service requirements or other conditions, restrictions or performance criteria including the Company’s achievement of annual operating goals. Restricted stock and restricted stock units may also be granted as a component of an incentive package offered to new employees or to existing employees based on performance or in connection with a promotion, and will generally vest over a three-year period, commencing at the date of grant. We measure the fair value of awards under the 2005 Incentive Plan based on the market price of the underlying common stock as of the date of grant. The awards are amortized over their applicable vesting period using graded vesting.

On August 18, 2006, our Board of Directors approved a special Manugistics Incentive Plan (“Integration Plan”). The Integration Plan provided for the issuance of contingently issuable restricted stock units under the 2005 Incentive Plan to executive officers and certain other members of our management team if we were able to successfully integrate the Manugistics acquisition and achieve a defined performance threshold goal in 2007. The performance threshold goal was defined as $85.0 million of adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which excludes certain non-routine items. A partial pro-rata issuance of restricted stock units would be made if we achieved a minimum performance threshold. The Board subsequently approved additional contingently issuable restricted stock units under the Integration Plan for executive officers and new participants in 2007. The Company’s actual EBITDA performance for 2007 was approved by the Board in January 2008 and qualified participants for a pro-rata issuance equal to 99.25% of the contingently issuable restricted stock units. In total, 502,935 restricted stock units were issued on January 28, 2008 with a grant date fair value of $8.1 million. The restricted stock units vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period.

No stock-based compensation expense was recognized in 2006 related to the Integration Plan as management determined it was not probable that the performance condition would be met. The Company’s performance against the defined performance threshold goal was evaluated on a quarterly basis throughout 2007 and stock-based compensation recognized on a graded vesting basis over the requisite service periods that run from the date of the various board approvals through January 2010. A deferred compensation charge of $8.1 million was recorded in the equity section of our balance sheet during 2007, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. We recognized $5.4 million in stock-based compensation expense related to these restricted stock unit awards in 2007. This charge is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”

On February 7, 2008, the Board approved an incentive plan for 2008 similar to the Integration Plan (“New Incentive Plan”). The New Incentive Plan provides for the issuance of contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and other certain other members of our management team if we are able to achieve a defined performance threshold goal in 2008. The performance threshold goal is defined as $95.0 million of adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which excludes certain non-routine items. A partial pro-rata issuance of performance share awards will be made if we achieve a minimum performance threshold. The New Incentive Plan initially provides for up to 259,516 contingently issuable performance share awards with a fair value of approximately $4.5 million. The performance share awards, if any, will be issued after the approval of our 2008 financial results in January 2009 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period. The Company’s performance against the defined performance threshold goal will be evaluated on a quarterly basis throughout 2008 and stock-based compensation recognized over the requisite service period that runs from February 7, 2008 (the date of board approval) through January 2011 pursuant to the guidance in SFAS No. 123(R). If we achieve the defined performance threshold goal we would expect to recognize approximately $3.0 million of the award as stock-based compensation in 2008.

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

We are exposed to interest rate risk in connection with our long-term debt which provides for quarterly interest payments at the London Interbank Offered Rate (“LIBOR”) + 2.25%. To manage this risk, we entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. We have structured the interest rate swap with decreasing notional amounts to match the expected pay down of the debt. The notional value of the interest rate swap was $85.5 million at December 31, 2007 and represented approximately 86% of the aggregate term loan balance. The interest rate swap agreement is effective through October 5, 2009 and has been designated a cash flow hedge derivative. SFAS No. 133 requires derivatives to be recorded as either an asset or a liability in the balance sheet at fair value. Changes in the fair value of derivatives that are designated as highly effective and qualify as a cash flow hedge are deferred and recorded as a component of “Accumulated other comprehensive income (loss)” until net income is affected by the variability of cash flows of the hedged transaction (i.e., that quarterly payment of interest). When the hedged transaction affects earnings, the resulting gain or loss is reclassified from “Accumulated other comprehensive income (loss)” to the consolidated statement of income on the same line as the underlying transaction (i.e., interest expense). A change in the fair value of an ineffective portion of a hedging derivative is recognized immediately in earnings. We evaluate the effectiveness of the cash flow hedge derivative on a quarterly basis. As of December 31, 2007, the hedge was highly effective and we have recorded a net unrealized loss of $290,000 in “Accumulated other comprehensive income (loss).”

In connection with the acquisition of Manugistics, we issued 50,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) for $50 million in cash. The Series B Preferred Stock included a scheduled redemption right that allowed any holder to demand a redemption of all or any part of their shares after September 6, 2013 at a cash redemption price equal to the greater of (a) a $1,000 per share liquidation value or (b) the fair market value of the common stock that would be issued upon conversion of the Series B Preferred Stock. The conversion feature as originally drafted was considered an embedded derivative under the provisions of SFAS No. 133, and accordingly was accounted for separately from the Series B Preferred Stock. On the date of issuance, we recorded a $10.9 million liability for the estimated fair value of the conversion feature and reduced the face value of the Series B Preferred Stock to $39.1 million.

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

Other Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007. We are still evaluating the impact of SFAS No. 157; however, we do not believe the adoption will have a significant impact on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective beginning the first fiscal years that begins after November 15, 2007. We do not currently intend to expand the use of fair value measurements in our financial reporting.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 that require all business combinations to be accounted for at fair value under the acquisition method of accounting, however, SFAS No. 141(R) significantly changes certain aspects of the prior guidance including: (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will no longer be capitalized and must be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; (iv) restructuring costs associated with a business combination will no longer be capitalized and must be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will no longer be recorded as an adjustment of goodwill, rather such changes will be recognized through income tax expense or directly in contributed capital. SFAS 141(R) is effective for all business combinations having an acquisition date on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends

SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). We are currently evaluating the effects that SFAS 141(R) may have on our financial statements.

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

Foreign currency exchange rates.  Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 40% of our total revenues in 2007 as compared to 39% and 41% in 2006 and 2005, respectively. In addition, the identifiable net assets of our foreign operations totaled 28% of consolidated net assets at December 31, 2007 and 2006. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting unrealized foreign currency translation gains of $3.3 million and $2.0 million in 2007 and 2006, respectively and an unrealized foreign currency translation loss of $1.0 million in 2005.

Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net working capital as of December 31, 2007 to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the December 31, 2007 rates would result in a currency translation loss of $1.7 million before tax.

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

At December 31, 2007, we had forward exchange contracts with a notional value of $28.4 million and an associated net forward contract liability of $131,000. At December 31, 2006, we had forward exchange contracts with a notional value of $20.7 million and an associated net forward contract liability of $22,000. The net forward contract liabilities are included in accrued expenses and other current liabilities. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We prepared sensitivity analyses of the impact of changes in foreign currency exchange rates on our forward exchange contracts at December 31, 2007. Based on the results of these analyses, a 10% adverse change in all foreign currency rates from the December 31, 2007 rates would result in a net forward contract liability of $2.5 million that would increase the underlying currency transaction loss on our net foreign assets. We recorded a foreign currency exchange contract gain of $147,000 in 2007 and contract losses of $316,000 and $464,000 in 2006 and 2005, respectively.

Interest rates.  Through first quarter 2006, we invested our cash in a variety of financial instruments denominated in U.S. dollars, including bank time deposits and variable and fixed rate obligations of the U.S. Government and its agencies, states, municipalities, commercial paper and corporate bonds, and classified all of our investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We liquidated substantially all of our investments through sales or maturities in second quarter 2006 in order to generate cash to complete the acquisition of Manugistics. There were no securities held as of December 31, 2007 and 2006 and our excess cash balances were primarily invested in money market accounts. Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on our investments is reflected in our financial statements under the caption “Other income (expense), net.” Our future interest income may fall short of expectations due to changes in interest rates.

We are exposed to interest rate risk in connection with our long-term debt which provides for quarterly interest payments at the London Interbank Offered Rate (“LIBOR”) + 2.25%. To manage this risk, we entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. We have structured the interest rate swap with decreasing notional amounts to match the expected pay down of the debt. The notional value of the interest rate swap was $85.5 million at December 31, 2007 and represented approximately 86% of the aggregate term loan balance. The interest rate swap agreement is effective through October 5, 2009 and has been designated a cash flow hedge derivative. SFAS No. 133 requires derivatives to be recorded as either an asset or a liability in the balance sheet at fair value. Changes in the fair value of derivatives that are designated as highly effective and qualify as a cash flow hedge are deferred and recorded as a component of “Accumulated other comprehensive income (loss)” until net income is affected by the variability of cash flows of the hedged transaction (i.e., that quarterly payment of interest). When the hedged transaction affects earnings, the resulting gain or loss is reclassified from “Accumulated other comprehensive income (loss)” to the consolidated statement of income on the same line as the underlying transaction (i.e., interest expense). A change in the fair value of an ineffective portion of a hedging derivative is recognized immediately in earnings. We evaluate the effectiveness of the cash flow hedge derivative on a quarterly basis. As of December 31, 2007, the hedge was highly effective and we have recorded a net unrealized loss of $290,000 in “Accumulated other comprehensive income (loss).”

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, together with the report of the independent registered public accounting firm of Deloitte & Touche LLP, are included in this Form 10-K as required by Rule 14a-3(b).

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure —

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.  During and subsequent to the reporting period, and under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”) as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on December 31, 2007 were effective to ensure that information required to be disclosed in our reports to be filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding disclosures and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche, LLP, an independent registered accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control Over Financial Reporting.  The term “internal control over financial reporting” is defined under Rule 13a-15(f) of the Act and refers to the process of a company that is designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information — None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
JDA Software Group, Inc.
Scottsdale, Arizona

We have audited the internal control over financial reporting of JDA Software Group, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 14, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s 2007 change in its method of accounting for income taxes to comply with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.”

/s/  DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 14, 2008

PART III

Certain information required by Part III is omitted from this Form 10-K, as we intend to file our Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

Our directors and executive officers, and their ages as of March 15, 2008, are as follows:

Name	Age	Title

James D. Armstrong	57	Chairman
Orlando Bravo(1)	37	Director
J. Michael Gullard(1)	63	Director
Douglas G. Marlin(1)	60	Director
Jock Patton(1)	62	Director
Hamish N. J. Brewer	45	President and Chief Executive Officer
Kristen L. Magnuson	51	Executive Vice President and Chief Financial Officer
Christopher J. Koziol	47	Chief Operating Officer
Philip Boland	53	Senior Vice President, Worldwide Consulting Services
Brian P. Boylan	47	Senior Vice President, Human Resources
G. Michael Bridge	44	Senior Vice President and General Counsel
Thomas Dziersk	44	Senior Vice President, Americas
Laurent F. Ferrere II	48	Senior Vice President, Product Management and Chief Marketing Officer
David J. Johnston	45	Senior Vice President, Supply Chain
David R. King	63	Senior Vice President, Product Development
Christopher J. Moore	45	Senior Vice President, Customer Support Solutions
Wayne J. Usie	41	Senior Vice President, Retail

(1)	Member of the Audit Committee, Compensation Committee and Nominating and Governance Committee

Directors:

James D. Armstrong has been a Director and Chairman of the Board since co-founding our Company in 1985 (Co-Chairman from January 1999 to August 2000). Mr. Armstrong also served as our Chief Executive Officer from 1985 to July 2003, (Co-Chief Executive Officer from January 1999 to July 1999). Mr. Armstrong founded JDA Software Services, Ltd., a Canadian software development company, in 1978 and served as its President until 1987. Mr. Armstrong is Chairman of Omnilink Systems, Inc., a privately-held high-tech company that provides Vital Status Services tracking via GPS, cellular triangulation, RFID and situation-specific sensor devices. Mr. Armstrong also serves as a Trustee for the Arizona State University Foundation, and is on the Board of Directors of Rancho Feliz Charitable Organization. Mr. Armstrong studied engineering at Ryerson Polytechnic Institute in Toronto, Ontario.

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

J. Michael Gullard has been a Director since January 1999. Mr. Gullard has been the General Partner of Cornerstone Management, a venture capital and consulting firm specializing in software and data communications companies since 1984. Mr. Gullard also serves as Chairman of the Board and Audit Committee of DynTek, Inc., a publicly-held company which provides professional technology services to government, education and mid-market commercial customers, and as a Director and Chairman of the Audit Committee of Alliance Semiconductor Corporation, a publicly-held corporation that provides high-value memory, mixed-signal and system solution semiconductor products designed, developed and marketed for the communications, computing, consumer and industrial markets and as a director of Proxim Wireless Corporation, a publicly-held company which provides wide-band wireless solutions for a variety of applications. Mr. Gullard previously served as Chairman of Merant PLC (formerly Micro Focus Group Ltd.) from 1996 to 2004, a former publicly-held corporation headquartered in England with extensive operations in the United States that specialized in change management software tools and merged with Serena Software, Inc. in 2004, as Chairman of NetSolve, Incorporated from 1992 to 2004, a former publicly-held corporation which provides IT infrastructure management services on an out-sourced basis that was sold to Cisco Corporation in 2004, as Chief Executive Officer and Chief Financial Officer of Telecommunications Technology, Inc. from 1979 to 1984, and held a variety of financial and operational management positions at Intel Corporation from 1972 to 1979. Mr. Gullard is currently Chairman of Mainsoft Corp., a private company, and serves on the Board of Directors of Planar Systems, a publicly-held designer and distributor of specialty displays. Mr. Gullard has formerly served as a Director of other technology companies. Mr. Gullard attended Stanford University where he received a Bachelor of Arts Degree in Economics and a Masters Degree from the Graduate School of Business.

Douglas G. Marlin has been a Director since May 2001. Mr. Marlin served as President and principal owner of Marlin Ventures, Inc., a Canadian-based consulting firm, from 1997 to 2000. From 1987 to 1996, Mr. Marlin served as President of JDA Software Services, Ltd., and from 1981 to 1987 as its Vice President. Prior to that, Mr. Marlin served in a variety of technical and development positions with IBM from 1973 to 1981. Mr. Marlin currently serves on the Board of Directors of Zed I Solutions, a Canadian technology company that develops hardware and software for real time industrial process monitoring, and Aero-Mechanical Services Ltd, a Canadian technology company providing Internet-based aircraft monitoring services. Mr. Marlin attended the University of Calgary where he received a Bachelor of Science Degree in Mathematics.

Jock Patton has been a Director since January 1999. Mr. Patton is a private investor and a Director of Janus Capital Group. Mr. Patton previously served as Chief Executive Officer of Rainbow Multimedia Group, Inc., a producer of digital entertainment, from 1999 to 2001. From 1992 to 1997, Mr. Patton served as a Director and President of StockVal, Inc., an SEC registered investment advisor providing securities analysis software and proprietary data to mutual funds, major money managers and brokerage firms worldwide. Prior to 1992, Mr. Patton was a Partner and Director in the law firm of Streich Lang where he founded and headed the Corporate/Securities Practice Group. Mr. Patton has previously served on the Board of Directors of various public and private companies, including Swift Transportation Company where he was Chairman until the company was sold in May 2007. Mr. Patton holds an A.B. Degree in Political Science and Juris Doctorate, both from the University of California.

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

Kristen L. Magnuson has served as our Chief Financial Officer since September 1997 and was promoted to Executive Vice President from Senior Vice President in March 2001. Prior to joining JDA, Ms. Magnuson served as Vice President of Finance and Planning for Michaels Stores, Inc., a publicly-held arts and craft retailer from 1990 to 1997, as Senior Vice President and Controller of MeraBank FSB, an $8 billion financial institution, from 1987 to 1990, and various positions including Audit Principal in the audit department of Ernst & Young from 1978 to 1987. Ms. Magnuson currently serves on the Board of Directors of Convio, Inc., a privately-held internet software and services company that provides online Constituent Relationship Management solutions for nonprofit organizations. Ms. Magnuson is a Certified Public Accountant and received a Bachelor of Business Administration degree in Accounting from the University of Washington.

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

Philip Boland has served as our Senior Vice President, Worldwide Consulting Services since June 2006. Mr. Boland previously served as Regional Vice President of Customer Solutions and Services, Asia Pacific from 1999 to 2005, as Director of Consulting Services, Asia Pacific from 1998 to 1999, and as Country Manager, Australia and New Zealand from 1996 to 1998. Prior to joining JDA, Mr. Boland served as a Principal Consultant for the Retail Industry IT practice at Price Waterhouse, Australia from 1995 to 1996, in various management positions including Vice President of Development and Professional Services for Uniquest, Inc. (formerly PRJ & Associates), a global supplier of retail application solutions and implementation services from 1986 to 1995 and in various buying, sales and IT management positions with Coles Myer, one of Australia’s largest retailers, from 1975 to 1986. Mr. Boland received a Bachelor of Arts degree in Economics from the University of Melbourne and a Post Graduate Diploma in Marketing from the David Syme Business School of Caulfield Institute of Technology.

Brian P. Boylan has served as our Senior Vice President, Human Resources since April 2007. Mr. Boylan previously served as our Vice President, Human Resources from June 2005 to March 2007. Prior to joining JDA, Mr. Boylan was a founding partner of Alliance HR Advisors, a human resources consulting firm from 2004 to 2005. Mr. Boylan previously served as Senior Vice President of Legal Affairs and Human Resources of Asarco Incorporated, an international natural resource company from 2001 to 2003, where he also served in various executive and management positions from 1988 through 2003, including Director of Employee Relations, Operations Manager and Vice President of Human Resources. Mr. Boylan also served as Assistant General Counsel for the New York City Office of Labor Relations Office from 1986 to 1987. Mr. Boylan received a Bachelor of Business Administration degree in Labor-Management Relations from Pace University and a Juris Doctor degree from the Brooklyn Law School.

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

Tom Dziersk has served as our Senior Vice President, Americas since August 2006. Prior to joining JDA, Mr. Dziersk served as President and Chief Executive Officer of SAMSys, Inc., a privately-held manufacturer of radio frequency identification reader (RFID) technology, from January 2006 until the sale of the company in April 2006, and as President and Chief Executive Officer of ClearOrbit, Inc., a privately-held supply chain execution automation company from December 2000 to August 2005. Prior to that, Mr. Dziersk served as Senior Vice President of Sales and Marketing of Essentus International, Inc. (formerly Richter Systems), a privately-held provider of business-to-business portal functionality and enterprise resource planning software solutions for the apparel and footwear industries from July 1999 to November 2000, and in various management and sales positions with JBA International, Inc., an enterprise resource planning software firm, from June 1991 to May 1999 and with Loadstar Computer Systems, a provider of specialized software solutions for the automotive aftermarket industry, from June 1985 to June 1991. Mr. Dziersk received a Bachelor of Arts degree in Economics from the University of Michigan.

Laurent F. Ferrere II has served as our Senior Vice President, Product Management and Chief Marketing Officer since July 2007. Prior to joining JDA, Mr. Ferrere served as Chief Marketing Officer and Vice President of Sales Operations of Manhattan Associates, a publicly-held software company from 2004 to 2006, as a founding executive of InterimOne, a privately-held executive management a strategy advisory firm from 2001 to 2004, as Senior Vice President of Vastera, a global trade management firm from 1997 to 2001, as a Principle and Director of Industry Marketing for JDEdwards, a publicly-held software company from 1992 to 1997 and in various management positions with Andersen Consulting (now Accenture) from 1981 to 1992. Mr. Ferrere has previously served on the Board of Directors of NetRegulus, a venture-backed provider of web-based enterprise regulatory management software and in Board advisory roles with various software and marketing companies. Mr. Ferrere received a Bachelor of Science degree in Business and Computer Science from Western Illinois University.

David J. Johnston has served as our Senior Vice President, Supply Chain since April 2007. Mr. Johnston previously served as our Vice President of Forecasting and Replenishment Solutions from January 2006 to March 2007 and as Vice President of Product Marketing from September 2001 to December 2005. Prior to joining JDA, Mr. Johnston served as Vice President, Industry Marketing and Partner Relationships from 1999 to 2001 and as Vice President of Product Development from 1995 to 1998 of E3 Corporation, a privately-held software company acquired by JDA in September 2001, as a Development Manager for IBM Corporation from 1989 to 1995 and in various information technology positions for D.H. Holmes Company Limited, a publicly-held department store from 1984 to 1989. Mr. Johnston studied computer science at Louisiana State University and the University of New Orleans.

David R. King has served as our Senior Vice President, Product Development since January 2004. Prior to joining JDA, Mr. King served as Vice President Product Planning of Geac Computer Corp. Ltd, a publicly-held Canadian software company, from August 2003 to December 2003, as Sr. Vice President of Product Development and Chief Technology Officer of Comshare, Inc., a publicly-held software company, from 1997 to 2003, and as its Director of Applied Technology and Research from 1991 to 1997, and in various management positions including Director, Advanced Product Design and Development of Execucom Systems Corporation, a privately-held provider of decision and executive support systems, from 1983 to 1991. Prior to that, Mr. King was a full-time faculty member responsible for teaching undergraduate and graduate courses in statistics, research methods, mathematical and computer modeling at Old Dominion University, the University of Maryland, and the University of South Carolina, from 1969 to 1982. Mr. King currently serves on the advisory boards for MIS at the University of Georgia and Arizona State University Technopolis. In addition, Mr. King has written over 50 articles and books in the areas of decision support, business intelligence and electronic commerce. Mr. King’s education includes a Bachelor of Sociology Degree, a Master of Sociology Degree, and a Ph.D. in Sociology with a minor in Mathematical Statistics from the University of North Carolina.

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

Wayne J. Usie has served as our Senior Vice President, Retail since July 2006. Mr. Usie previously served as our Senior Vice President, Americas from January 2003 to June 2006 and as Senior Vice President, Product Development from January 2001 to December 2002. Prior to joining JDA, Mr. Usie served as Vice President — Information Technology for Family Dollar Stores, Inc., a publicly-held mass merchant discount retailer from 1997 to 2000, as Vice President — Chief Financial Officer and Chief Information Officer of Campo Electronics, Appliances, and Computers, Inc., a publicly-held consumer electronics retailer, from 1996 to 1997, as President and Chief Executive Officer of International Networking & Computer Consultants, Inc., a privately-held software integration consulting firm, from 1992 to 1996, and in various management positions in the regional accounting firm of Broussard, Poche, Lewis & Breaux from 1988 to 1992. Mr. Usie attended Louisiana State University and received a Bachelor of Science Degree in Business Administration — Accounting.

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

The information relating to executive compensation is incorporated by reference to the Proxy Statement under the captions “Executive Compensation — Compensation Discussion and Analysis,” “Executive Compensation — Summary Compensation Table,” “Executive Compensation — Grants of Plan Based Awards,” “Executive Compensation — Outstanding Equity Awards at Fiscal Year-End,” “Executive Compensation — Option Exercises and Stock Vested,” “Potential Payments upon Termination or Change in Control,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation.”

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

a. The following documents are filed as part of this Report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2007 and 2006

Consolidated Statements of Operations — Three Years Ended December 31, 2007

Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Three Years Ended December 31, 2007

Consolidated Statements of Cash Flows — Three Years Ended December 31, 2007

Notes to Consolidated Financial Statements — Three Years Ended December 31, 2007

2. Financial Statement Schedules — None

3. Exhibits — See Exhibit Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
JDA Software Group, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of JDA Software Group, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of JDA Software Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 17 to the financial statements, the Company changed its method of accounting for income taxes in 2007 to comply with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 14, 2008

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$95,288	$53,559
Accounts receivable, net	74,659	79,491
Income tax receivable	463	—
Deferred tax asset	8,203	16,736
Prepaid expenses and other current assets	15,925	17,011

Total current assets	194,538	166,797
Non-Current Assets:
Property and Equipment, net	44,858	48,391
Goodwill	134,561	145,976
Other Intangibles, net:
Customer lists	144,344	158,519
Acquired software technology	29,437	35,814
Trademarks	3,013	4,691
Deferred Tax Asset	62,029	54,164
Other non-current assets	9,445	10,392

Total non-current assets	427,687	457,947

Total Assets	$622,225	$624,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,559	$4,843
Accrued expenses and other current liabilities	48,559	47,183
Income tax payable	—	3,725
Current portion of long-term debt	7,027	3,281
Deferred revenue	67,530	66,662

Total current liabilities	126,675	125,694

Non-Current Liabilities:
Long-term debt	92,536	137,813
Accrued exit and disposal obligations	11,797	20,885
Liability for uncertain tax positions	5,421	—

Total non-current liabilities	109,754	158,698

Total Liabilities	236,429	284,392

Commitments and Contingencies (Notes 12 and 13)
Redeemable Preferred Stock	50,000	50,000
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized, 50,000,000 shares; issued 31,378,768 and 30,569,447 shares, respectively	314	305
Additional paid-in capital	295,694	275,705
Deferred compensation	(3,526)	(904)
Retained earnings	53,144	27,628
Accumulated other comprehensive gain	3,814	1,018

	349,440	303,752
Less treasury stock, at cost, 1,189,269 and 1,176,858 shares, respectively	(13,644)	(13,400)

Total Stockholders’ Equity	335,796	290,352

Total Liabilities and Stockholders’ Equity	$622,225	$624,744

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Revenues:
Software licenses	$73,599	$48,971	$58,508
Maintenance services	178,198	129,290	86,417

Product revenues	251,797	178,261	144,925
Consulting services	110,893	90,085	64,901
Reimbursed expenses	10,885	9,121	5,997

Service revenues	121,778	99,206	70,898
Total revenues	373,575	277,467	215,823

Cost of Revenues:
Cost of software licenses	2,499	2,005	1,638
Amortization of acquired software technology	6,377	6,226	5,009
Cost of maintenance services	45,242	31,793	22,700

Cost of product revenues	54,118	40,024	29,347
Cost of consulting services	83,131	65,828	50,882
Reimbursed expenses	10,885	9,121	5,997

Cost of service revenues	94,016	74,949	56,879
Total cost of revenues	148,134	114,973	86,226

Gross Profit	225,441	162,494	129,597
Operating Expenses:
Product development	51,173	56,262	44,351
Sales and marketing	63,154	48,153	40,386
General and administrative	41,515	33,363	25,471
Provision for doubtful accounts	2,890	1,440	1,600
Amortization of intangibles	15,852	9,556	3,572
Restructuring charges and adjustments to acquisition-related reserves	6,208	6,225	2,439
Loss on impairment of goodwill	—	—	9,713
Loss on impairment of trademarks	—	200	200
Gain on sale of office facility	(4,128)	—	—

Total operating expenses	176,664	155,199	127,732

Operating Income	48,777	7,295	1,865
Interest expense and amortization of loan fees	(11,836)	(7,645)	(162)
Interest income and other, net	3,476	3,857	2,799
Change in fair value of Series B Preferred Stock conversion feature	—	(3,086)	—

Income Before Income Taxes	40,417	421	4,502
Income tax (provision) benefit	(13,895)	(867)	2,458

Net Income (Loss)	26,522	(446)	6,960
Adjustment to increase the carrying amount of the Series B Preferred Stock to its redemption value	—	(10,898)	—

Income (Loss) Applicable to Common Shareholders	$26,522	$(11,344)	$6,960

Basic Earnings (Loss) Per Share Applicable to Common Shareholders	$.79	$(.39)	$.24

Diluted Earnings (loss) Per Share Applicable to Common Shareholders	$.76	$(.39)	$.24

Shares Used To Compute:
Basic Earnings (Loss) Per Share Applicable to Common Shareholders	33,393	29,232	28,825

Diluted Earnings (Loss) Per Share Applicable to Common Shareholders	34,740	29,232	29,290

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

						Accumulated
			Additional	Deferred		Other
	Common Stock		Paid-In	Stock	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Compensation	Earnings	Gain (Loss)	Stock	Total
	(In thousands, except share amounts)

Balance, January 1, 2005	29,596,697	$296	$248,633	$—	$32,012	$(204)	$(4,552)	$276,185
Issuance of common stock:
Issuance of common stock — Options	626,286	6	7,252					7,258
Issuance of unvested equity awards			1,075	(1,075)
Amortization of deferred compensation				350				350
Stock compensation — accelerated vesting of stock options			49					49
Tax benefit — stock compensation			807					807
Purchase of treasury stock							(8,659)	(8,659)
Comprehensive income:
Net income					6,960			6,960
Unrealized gain on marketable securities, available-for-sale, net						21		21
Foreign translation adjustment						(1,005)		(1,005)

Comprehensive income								5,976

Balance, December 31, 2005	30,222,983	302	257,816	(725)	38,972	(1,188)	(13,211)	281,966
Issuance of common stock:
Issuance of common stock — Options	237,643	2	2,737					2,739
Issuance of restricted stock	77,214	1	865	(514)				352
Vesting of restricted stock units	31,918
Forfeiture of unvested equity awards	(311)		(31)	31
Amortization of deferred compensation				304				304
Stock compensation — accelerated vesting of stock options			4					4
Tax benefit — stock compensation			330					330
Adjustment to increase the carrying amount of Series B Preferred Stock					(10,898)			(10,898)
Termination of Series B Preferred Stock conversion feature			13,984					13,984
Purchase of treasury stock							(189)	(189)
Comprehensive income:
Net loss					(446)			(446)
Unrealized loss on marketable securities, available-for-sale, net						(38)		(38)
Change in fair value of interest rate swap						235		235
Foreign translation adjustment						2,009		2,009

Comprehensive income								1,760

Balance, December 31, 2006	30,569,447	305	275,705	(904)	27,628	1,018	(13,400)	290,352
Issuance of common stock:
Issuance of common stock — Options	757,513	8	9,869					9,877
Issuance of restricted stock	30,981	1	628	(412)				217
Vesting of restricted stock units	24,186
Issuance of unvested equity awards			8,242	(8,242)
Forfeiture of unvested equity awards	(3,359)		(58)	58
Amortization of deferred compensation				5,974				5,974
Tax benefit — stock compensation			1,308					1,308
Accrual for uncertain tax positions					(1,006)			(1,006)
Purchase of treasury stock							(244)	(244)
Comprehensive income:
Net income					26,522			26,522
Change in fair value of interest rate swap						(525)		(525)
Foreign translation adjustment						3,321		3,321

Comprehensive income								29,318

Balance, December 31, 2007	31,378,768	$314	$295,694	$(3,526)	$53,144	$3,814	$(13,644)	$335,796

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Operating Activities:
Net income (loss)	$26,522	$(446)	$6,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,646	24,433	17,764
Provision for doubtful accounts	2,890	1,440	1,600
Amortization of loan origination fees	1,808	1,096	—
Tax benefit — stock options and employee stock purchase plan and other	(1,308)	(330)	807
Net gain on sale of office facility	(4,128)	—	—
Net gain on disposal of property and equipment	(20)	(78)	(30)
Stock-based compensation expense	6,191	660	399
Change in fair value of preferred stock conversion feature	—	3,086	—
Loss on impairment of goodwill	—	—	9,713
Loss on impairment of trademarks	—	200	200
Deferred income taxes	9,991	(946)	(6,003)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	5,597	(8,577)	(4,358)
Income tax receivable	(284)	—	—
Prepaid expenses and other assets	(212)	939	103
Accounts payable	(1,256)	(4,046)	(1,297)
Accrued expenses and other liabilities	110	(100)	(4,579)
Income tax payable	—	84	852
Deferred revenue	2,160	(2,013)	(1,595)

Net cash provided by operating activities	79,707	15,402	20,536

Investing Activities:
Purchase of marketable securities	—	(26,075)	(33,011)
Sales of marketable securities	—	46,645	—
Maturities of marketable securities	—	19,864	28,338
Purchase of Manugistics Group, Inc.	—	(72,886)	—
Payment of direct costs related to acquisitions	(7,606)	(6,683)	(649)
Payments received on promissory note receivable	—	1,213	1,523
Purchase of property and equipment	(7,408)	(8,049)	(4,860)
Proceeds from disposal of property and equipment	6,856	132	631

Net cash used in investing activities	(8,158)	(45,839)	(8,028)

Financing Activities:
Issuance of Series B convertible preferred stock	—	50,000	—
Issuance of common stock — stock options	9,877	2,739	7,258
Excess tax benefits from stock-based compensation	1,308	330	—
Purchase of treasury stock	(244)	(189)	(8,659)
Borrowings under term loan agreement	—	175,000	—
Loan origination fees	—	(6,576)	—
Principal payments on term loan agreement	(40,000)	(35,437)	—
Repayment of 5% convertible subordinated notes	(1,531)	(173,969)	—
Payments on capital lease obligations	—	(546)	(13)

Net cash provided by (used in) financing activities	(30,590)	11,352	(1,414)

Effect of exchange rates on cash and cash equivalents	770	1,609	(1,403)

Net increase (decrease) in cash and cash equivalents	41,729	(17,476)	9,691
Cash and Cash Equivalents, Beginning of Year	53,559	71,035	61,344

Cash and Cash Equivalents, End of Year	$95,288	$53,559	$71,035

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$5,599	$2,735	$2,417

Cash paid for interest	$11,589	$5,621	$200

Cash received for income tax refunds	$976	$148	$316

Supplemental Disclosure of Non-cash activities:
Decrease is retained earnings from an accrual for uncertain tax positions	$1,006

Supplemental Disclosures of Non-cash Investing Activities:
Increase (reduction) of goodwill recorded in acquisitions	$(11,415)	$(96)	$342

Supplemental Disclosures of Non-cash Financing Activities:
Adjustment to increase the carrying amount of Series B Preferred Stock		$(10,898)

Termination of Series B Preferred Stock conversion feature		$13,984

Acquisition of Manugistics Group, Inc.:
Fair value of current assets acquired		$(203,846)
Fair value of fixed assets acquired		(5,861)
Goodwill		(74,126)
Customer lists		(142,800)
Software technology		(26,300)
Trademarks		(3,000)
Net deferred tax assets acquired		(45,668)
Fair value of other non-current assets acquired		(4,747)

Total assets acquired		(506,348)
Fair value of deferred revenue assumed		41,108
Fair value of other current liabilities assumed		28,374
Fair value of convertible debt and capital lease obligations assumed		176,046
Fair value of other non-current liabilities assumed		6,538

Total acquisition cost of Manugistics Group, Inc.		(254,282)
Reserves for restructuring charges related to the acquisition		31,004
Cash acquired		150,392

Total cash expended to acquire Manugistics Group, Inc.		$(72,886)

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2007
(In thousands, except percentages, shares, per share amounts or as otherwise stated)

1.	Summary of Significant Accounting Policies

Nature of Business.  We are a leading provider of sophisticated software solutions designed specifically to address the supply and demand chain requirements of global consumer products companies, manufacturers, wholesale/distributors and retailers, as well as government and aerospace defense contractors and travel, transportation, hospitality and media organizations, and have an install base of over 5,600 customers worldwide. Our solutions enable customers to manage and optimize the coordination of supply, demand and flows of inventory throughout the supply and demand chain to the consumer. We have invested nearly $840 million in developed and acquired technology since 1996 when we became a public company. We believe the quality and breadth of our product offerings promote customer loyalty and drive repeat business as 65%, 79% and 70% of our sales were made to existing customers during 2007, 2006 and 2005, respectively. As of December 31, 2007, we employed approximately 1,600 associates and conducted business from 27 offices in three geographic regions: the Americas (includes the United States, Canada, and Latin America), Europe (Europe, Middle East and Africa), and Asia/Pacific. Each region has separate management teams and reporting structures. Our corporate offices are located in Scottsdale, Arizona.

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

Certain reclassifications have been made to the consolidated statements of operations for the years ended December 31, 2006 and 2005 to conform to the current presentation. Beginning in 2007, we have separately reported the provision for doubtful accounts in operating expenses under the caption “Provision for doubtful accounts.” We previously included the provision for doubtful accounts in operating expenses under the caption “General and administrative.”

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, which is based upon an evaluation of our customers’ ability to pay and general economic conditions; the useful lives of intangible assets and the recoverability or impairment of tangible and intangible asset values; deferred revenues; purchase accounting allocations and related reserves; and our effective income tax rate and the valuation allowance applied against deferred tax assets which are based upon our expectations of future taxable income, allowable deductions, and projected tax credits. Actual results may differ from these estimates.

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

Cash and Cash Equivalents.  Cash and cash equivalents consist of cash held in bank demand deposits, money market securities and highly liquid investments with remaining maturities of three months or less at the date of purchase. The market value of these financial instruments approximates cost.

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

Business Combinations.  We have applied Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”) to all of our business combinations during the three years ended December 31, 2007. SFAS No. 141 requires the purchase method of accounting on all business combinations, provides guidance on the initial recognition and measurement of goodwill arising from business combinations and identifies the types of acquired intangible assets that are to be recognized and reported separate from goodwill. The total purchase price of each acquired company has been allocated to the acquired assets and liabilities based on their fair values (see Note 2).

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

No indications of impairment were identified in 2007 or 2006 with respect to the goodwill allocated to our Retail, Manufacturing and Distribution and Services Industries reportable business segments (see Notes 6 and 19).

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An impairment loss of $9.7 million was recorded in 2005 due to the historical performance of our point-of-sale systems (which are now reported under the Retail reportable business segment) being below expectations and the slower projected growth rate for these applications in our operating plans. The impairment loss is reported as a separate component of operating expenses in our consolidated statements of income under the caption “Loss on Impairment of Goodwill.”

Intangible Assets.  Intangible assets consist of customer lists, acquired software technology and trademarks acquired in business combinations (see Notes 2 and 6).

Customer lists are amortized on a straight-line basis over estimated useful lives ranging from 8 years to 13 years. The values allocated to customer list intangibles are based on the projected economic life of each acquired customer base, using historical turnover rates and discussions with the management of the acquired companies. We estimate the economic lives of these assets using the historical life experiences of the acquired companies as well as our historical experience with similar customer accounts for products that we have developed internally. We review customer attrition rates for each significant acquired customer group on annual basis, or more frequently if events or circumstances change, to ensure the rate of attrition is not increasing and if revisions to the estimated economic lives are required. We have experienced a higher than expected attrition rate in the customer group acquired from Manugistics during the first 18 months subsequent to the acquisition. We performed a discounted cash flow analysis on the remaining maintenance revenue streams from this acquired customer group as of December 31, 2007 and found no indication of impairment. However, since the attrition rate experienced in 2007 was higher than the initial estimates used in the purchase price allocation, we will reduce the estimated useful life of the Manugistics customer lists from 13 years to 8 years effective January 1, 2008. With this change, the quarterly amortization of the Manugistics customer lists will increase to $4.9 million, or approximately $2.1 million per quarter, over the remaining useful life which extends through June 2014.

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

Trademarks have been acquired primarily in the acquisitions of Manugistics and E3 Corporation (“E3”). The Manugistics trademarks are being amortized on a straight-line basis over an estimated useful life of 3 years. We initially assigned indefinite useful lives to the E3 trademarks, and recorded no amortization, as we believed there were no legal, regulatory, contractual, competitive, economic, or other factors that would limit their useful lives or the indefinite development of next generation products that would contribute to our cash flows. The E3 trademarks were tested annually for impairment in accordance with SFAS No. 142 using the “Relief from Royalty Method of the Income Approach” and impairment losses of $200,000 were recorded in 2006 and 2005 due to a lower software revenue forecast and a flattening of the projected revenue growth curve. The impairment losses are reported as a separate component of operating expenses in our consolidated statements of income under the caption “Loss on impairment of trademark” and were allocated to the Retail ($309,000) and Manufacturing and Distribution ($91,000) reportable business segments based on the initial allocation percentage used for these trademarks at the date of acquisition. The Company announced in fourth quarter 2006 that it would continue to support the E3 product suite through the end of 2012 at a minimum. With this announcement, we classified the E3 trademarks as an amortized intangible asset at December 31, 2006 and began amortizing the remaining balance of $1.8 million prospectively on a straight-line basis over an estimated remaining useful life of 3 years. No indications of impairment were identified in 2007 with respect to our trademarks.

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

Software License Indemnification.  Our standard software license agreements contain an infringement indemnity clause under which we agree to indemnify and hold harmless our customers and business partners against liability and damages arising from claims of various copyright or other intellectual property infringement by our products. These terms constitute a form of guarantee that is subject to the disclosure requirements, but not the initial recognition or measurement provisions of Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others.” We have never lost an infringement claim and our costs to defend such lawsuits have been insignificant. Although it is possible that in the future third parties may claim that our current or potential future software solutions infringe on their intellectual property, we do not currently expect a significant impact on our business, operating results, or financial condition.

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

In-Process Research and Development.  In business combinations accounted for using the purchase method of accounting, the amount of purchase price allocated to in-process research and development (“IPR&D”) is expensed at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of SFAS No. 2. IPR&D consists of products or technologies in the development stage for which technological feasibility has not been established and which we believe have no alternative use. There was no IPR&D recorded on any of our business combinations during the three years ended December 31, 2007.

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

At December 31, 2007, we had forward exchange contracts with a notional value of $28.4 million and an associated net forward contract liability of $131,000. At December 31, 2006, we had forward exchange contracts with a notional value of $20.7 million and an associated net forward contract liability of $22,000. The net forward contract liabilities are included in accrued expenses and other current liabilities. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded a foreign currency exchange contract gain of $147,000 in 2007 and losses of $316,000 and $464,000 in 2006 and 2005, respectively.

We are exposed to interest rate risk in connection with our long-term debt which provides for quarterly interest payments at the London Interbank Offered Rate (“LIBOR”) + 2.25% (see Note 10). To manage this risk, we entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. We have structured the interest rate swap with decreasing notional amounts to match the expected pay down of the debt. The notional value of the interest rate swap was $85.5 million at December 31, 2007 and represented approximately 86% of the aggregate term loan balance. The interest rate swap agreement is effective through October 5, 2009 and has been designated a cash flow hedge derivative. SFAS No. 133 requires derivatives to be recorded as either an asset or a liability in the balance sheet at fair value. Changes in the fair value of derivatives that are designated as highly effective and qualify as a cash flow hedge are deferred and recorded as a component of “Accumulated other comprehensive income (loss)” until net income is affected by the variability of cash flows of the hedged transaction (i.e., that quarterly payment of interest). When the hedged transaction affects earnings, the resulting gain or loss is reclassified from “Accumulated other comprehensive income (loss)” to the consolidated statement of income on the same line as the underlying transaction (i.e., interest expense). A change in the fair value of an ineffective portion of a hedging derivative is recognized immediately in earnings. We evaluate the effectiveness of the cash flow hedge derivative on a quarterly basis. As of December 31, 2007, the hedge was highly effective and we have recorded a net unrealized loss of $290,000 in “Accumulated other comprehensive income (loss).”

In connection with the acquisition of Manugistics, we issued 50,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) for $50 million in cash. The Series B Preferred Stock included a scheduled redemption right that allowed any holder to demand a redemption of all or any part of their shares after September 6, 2013 at a cash redemption price equal to the greater of (a) a $1,000 per share liquidation value or (b) the fair market value of the common stock that would be issued upon conversion of the Series B Preferred Stock. The conversion feature as originally drafted was considered an embedded derivative under the provisions of SFAS No. 133, and accordingly was accounted for separately from the Series B Preferred Stock (see Note 14). On the date of issuance,

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we recorded a $10.9 million liability for the estimated fair value of the conversion feature and reduced the face value of the Series B Preferred Stock to $39.1 million.

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

Stock-Based Compensation.  We adopted Statement of Financial Accounting Standard No. 123(R), Share Based Payment (“SFAS No. 123(R)”) effective January 1, 2006 using the “modified prospective” method. Under the “modified prospective” method, share-based compensation expense recognized in our financial statements will now include (i) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated under the requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and (ii) compensation expense for all share-based payments granted subsequent to January 1, 2006 under the requirements of SFAS No. 123(R). Results for prior periods have not been restated

As of December 31, 2007, we had approximately 3.2 million stock options outstanding with exercise prices ranging from $6.44 to $27.50 per share. We do not expect the outstanding stock options to result in a significant compensation expense charge as all stock options were fully vested prior to the adoption of SFAS No. 123(R). Stock options are no longer used for share-based compensation.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow. During the years ended December 31, 2007 and 2006, cash flows from operating activities were reduced by $1.3 million and $330,000, respectively for the excess tax benefits from share-based compensation.

Prior to the adoption of SFAS No. 123(R), we accounted for share-based compensation in accordance with SFAS No. 123 and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. As permitted under SFAS No. 123, we elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and account for share-based compensation using the intrinsic-value method. Under the intrinsic-value method, we recognized no share-based compensation expense in our consolidated financial statements for stock options. We provided pro forma disclosure on a quarterly and annual basis of net income (loss) and net income (loss) per common share for stock options as if the fair-value method defined in SFAS No. 123 had been applied.

The following table presents the effect on reported net income and earnings per share for the year ended December 31, 2005 as if we had accounted for our stock options under the fair-value method of accounting. No such disclosures are made for 2006 or 2007 as all share-based payments in these years have been accounted for under SFAS No. 123(R). The last stock options granted by the Company were in 2004. Share-based compensation expense for these grants under the fair value method was determined using the Black-Scholes pricing model and assumes

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

graded vesting. The weighted average Black-Scholes value per option granted in 2004 was $6.39. There were no stock options granted in the three years ended December 31, 2007.

2005

Net income as reported	$6,960
Less: share-based compensation expense, net of related tax effects	(3,627)

Pro forma net income	$3,333
Basic earnings per share — as reported	$.24
Diluted earnings per share — as reported	$.24
Basic earnings (loss) per share — pro forma	$.12
Diluted earnings (loss) per share — pro forma	$.11

Compensation expense for awards of restricted stock, restricted stock units and other forms of equity based compensation are based on the market price of the underlying common stock as of the date of grant, amortized over their applicable vesting period (generally 3 years) using graded vesting.

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

We adopted the provisions of FIN 48 on January 1, 2007. The amount of unrecognized tax benefits at January 1, 2007 was $3.5 million, of which $799,000 would impact our effective tax rate if recognized. With the adoption of FIN 48, we recognized a charge of approximately $1.0 million to beginning retained earnings for uncertain tax positions. In addition, a FIN 48 adjustment of $2.9 million was made to the purchase price allocation on the Manugistics acquisition to record a tax liability for uncertain tax positions which increased the goodwill balance. Other than the settlement of a tax audit in Germany, which could result in a decrease of approximately $800,000 in the FIN 48 tax liability in 2008, we do not believe there are any other uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The FIN 48 adjustments on January 1, 2007 include an accrual of approximately $1.3 million for interest and penalties. To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision. We have accrued additional interest and penalties related to uncertain tax positions of $630,000 in 2007 which are included as a component of income tax expense.

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

Diluted earnings per share for 2007 include the assumed conversation of the Series B Preferred Stock into common stock as of the beginning of the period and the dilutive effect of outstanding stock options and unvested restricted stock and restricted stock unit awards using the treasury stock method. Diluted earnings per share for 2006 excludes the assumed conversion of the Series B Preferred Stock into common stock and outstanding stock options and unvested restricted stock and restricted stock unit awards as the effect would be anti-dilutive. Diluted earnings per share for 2005 includes the dilutive effect of outstanding stock options using the treasury stock method (see Note 18).

Other New Accounting Pronouncements.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007. We are still evaluating the impact of SFAS No. 157; however, we do not believe the adoption will have a significant impact on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective beginning the first fiscal years that begins after November 15, 2007. We do not currently intend to expand the use of fair value measurements in our financial reporting.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 that require all business combinations to be accounted for at fair value under the acquisition method of accounting, however, SFAS No. 141(R) significantly changes certain aspects of the prior guidance including: (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will no longer be capitalized and must be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; (iv) restructuring costs associated with a business combination will no longer be capitalized and must be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will no longer be recorded as an adjustment of goodwill, rather such changes will be recognized through income tax expense or directly in contributed capital. SFAS 141(R) is effective for all business combinations having an acquisition date on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). We are currently evaluating the effects that SFAS 141(R) may have on our financial statements.

2.	Acquisitions

Manugistics Group, Inc.  We completed the acquisition of Manugistics Group, Inc. (“Manugistics”) on July 5, 2006 for a total estimated cost of $255 million which includes the cash purchase price of $211 million plus $13 million in estimated direct costs of the acquisition and $31 million in estimated costs to exit certain activities of Manugistics (the “Merger”). Manugistics was a leading global provider of synchronized supply chain and revenue

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management solutions that enabled customers to achieve improved forecast and inventory accuracy and leverage industry leading pricing and yield management solutions to maximize profits while ensuring optimum supply for constantly changing demand. We believe that the combination of the two companies has created a unique competitive position for JDA and has enhanced our profile in the marketplace. We believe no other software company is currently able to offer a similar breadth and depth of vertically focused solutions to the supply and demand chain market. The acquisition has provided cross-selling opportunities for Manugistics’ advanced optimization solutions in our existing retail customer base and Manugistics’ supply chain and revenue management solutions have enabled us to significantly expand our presence with manufacturers, wholesalers and distributors.

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

The acquisition was accounted for as a purchase pursuant to SFAS No. 141, and accordingly, the operating results of Manugistics have been included in our consolidated financial statements from the date of acquisition. The final purchase price allocation was completed in 2007. We recorded $74.1 million in goodwill on the Manugistics acquisition which has been allocated to our reporting units as follows: $44.5 million to Retail, $25.9 million to Manufacturing and Distribution and $3.7 million to Services Industries. In addition, we recorded $172.1 million in other intangible assets which include $142.8 million for customer lists, $26.3 million in software technology and $3.0 million for trademarks. As of December 31, 2007, the estimated weighted average amortization period for all intangible assets acquired in this transaction that are subject to amortization is 12.3 years.

The following table summarizes the fair value for the assets acquired and liabilities assumed at the date of acquisition:

			Weighted Average
			Amortization
		Useful Life	Period

Fair value of current assets acquired	$203,846
Fair value of fixed assets acquired	5,861
Goodwill	74,126
Customer lists	142,800	13 years	13 years
Software technology	26,300	8 to 10 years	9.7 years
Trademarks	3,000	3 years	3 years
Net deferred tax assets acquired	45,668
Fair value of other non-current assets acquired	4,747

Total assets acquired	506,348

Fair value of deferred revenue assumed	(41,108)
Fair value of other current liabilities assumed	(28,374)
Fair value of convertible debt and capital lease obligations assumed	(176,046)
Fair value of other non-current liabilities assumed	(6,538)

Total liabilities assumed	(252,066)

Net assets acquired	$254,282

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have experienced a higher than expected attrition rate in the customer group acquired from Manugistics during the first 18 months subsequent to the acquisition. We performed a discounted cash flow analysis on the remaining maintenance revenue streams from this acquired customer group as of December 31, 2007 and found no indication of impairment. However, since the attrition rate experienced in 2007 was higher than the initial estimates used in the purchase price allocation, we will reduce the estimated useful life of the Manugistics customer lists from 13 years to 8 years effective January 1, 2008. With this change, the quarterly amortization of the Manugistics customer lists will increase to $4.9 million, or approximately $2.1 million per quarter, over the remaining useful life which extends through June 2014.

We currently expect approximately $9.9 million of the goodwill recorded in Manugistics acquisition to be deductible for tax purposes.

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

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005

Total revenues	$360,949	$392,015
Net income (loss)	$1,988	$(8,648)
Basic earnings (loss) per share	$0.06	$(0.30)
Diluted earnings (loss) per share	$0.06	$(0.30)

3.	Accounts Receivable, Net

At December 31, 2007 and 2006 accounts receivable consist of the following:

	2007	2006

Trade receivables	$81,689	$89,087
Less allowance for doubtful accounts	(7,030)	(9,596)

Total	$74,659	$79,491

A summary of changes in the allowance for doubtful accounts for the three-year period ended December 31, 2007 is as follows:

	2007	2006	2005

Balance at beginning of period	$9,596	$2,262	$2,400
Reserves recorded in the Manugistics acquisition	(4,195)	7,211	—
Provision for doubtful accounts	2,890	1,440	1,600
Deductions, net	(1,261)	(1,317)	(1,738)

Balance at end of period	$7,030	$9,596	$2,262

4.	Promissory Note Receivable

In March 2006, we received payment in full of the remaining $1.2 million outstanding balance under the Second Amended and Restated Secured Promissory Note with Silvon Software, Inc.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment, Net

At December 31, 2007 and 2006 property and equipment consist of the following:

	2007	2006

Computers, internal use software, furniture & fixtures and automobiles	$81,184	$78,614
Land and buildings	25,611	28,081
Leasehold improvements	6,270	8,188

	113,065	114,883
Less accumulated depreciation	(68,207)	(66,492)

	$44,858	$48,391

During 2007, we sold a 15,000 square foot office facility in the United Kingdom for approximately $6.3 million and recognized a gain of approximately $4.1 million.

Depreciation expense for 2007, 2006 and 2005 was $9.4 million, $8.7 million and $9.2 million, respectively.

6.	Goodwill and Other Intangibles, Net

At December 31, 2007 and 2006, goodwill and other intangible assets consist of the following:

	December 31, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Goodwill	$134,561	$—	$145,976	$—

Other Amortized intangible assets:
Customer Lists	183,383	(39,039)	183,383	(24,864)
Acquired software technology	65,847	(36,410)	65,847	(30,033)
Trademarks	5,191	(2,178)	5,191	(500)

	254,421	(77,627)	254,421	(55,397)

	$388,982	$(77,627)	$400,397	$(55,397)

Goodwill.  We recorded an $11.4 million reduction in goodwill in 2007 as a result of certain adjustments made to the preliminary estimated fair values of the assets and liabilities assumed in the acquisition of Manugistics. These adjustments were primarily to finalize the fair value of the account receivable balances, to increase the long-term deferred tax assets, to adjust the reserves for the estimated costs to exit certain activities of Manugistics (see Note 8), to record a $2.9 million accrual for uncertain tax position liabilities (see Note 17) and to reduce the deferred revenue balances. No indications of impairment were identified in 2007 or 2006 with respect to the goodwill allocated to our Retail, Manufacturing and Distribution and Services Industries reportable business segments. Absent future indications of impairment, the next annual impairment test will be performed in fourth quarter 2008. As of December 31, 2007, goodwill has been allocated to our reporting units as follows: $86.6 million to Retail, $44.3 million to Manufacturing and Distribution, and $3.7 million to Services Industries.

Amortization expense for 2007, 2006 and 2005 was $22.2 million, $15.8 million and $8.6 million, respectively, and is shown as separate line items in the consolidated statements of income within cost of revenues and operating expenses. We expect amortization expense for the next five years to be as follows, which includes the

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impact of the change in the estimated useful life of the Manugistics customer list intangible effective January 1, 2008 (see Note 2):

2008	$29,625
2009	$27,590
2010	$26,296
2011	$25,961
2012	$25,499

7.	Accrued Expenses and Other Current Liabilities

At December 31, 2007 and 2006, accrued expenses and other liabilities consist of the following:

	2007	2006

Accrued compensation and benefits	$22,704	$17,023
Acquisition reserves (Note 8)	6,360	8,403
Accrued royalties	3,667	1,714
Accrued interest	1,886	2,800
Disputes and other customer liabilities	1,835	3,951
Accrued hardware purchases for the hardware reseller business	1,145	1,700
Customer deposits	1,051	2,495
Restructuring charges (Note 9)	724	1,818
Other accrued expenses and liabilities	9,187	7,279

Total	$48,559	$47,183

8.	Acquisition Reserves

In conjunction with the acquisition of Manugistics, we recorded initial acquisition reserves of $47.4 million for restructuring charges and other direct costs associated with the acquisition. These costs related primarily to facility closures, employee severance and termination benefits, investment banker fees, change-in-control payments, and legal and accounting costs. We decreased the acquisition reserves by $3.3 million in 2007 based on our revised estimates of the restructuring costs to exit certain of the activities of Manugistics. Substantially all of these adjustments were made by June 30, 2007 and included in the final purchase price allocation with the exception of a $93,000 decrease in the acquisition reserves recorded in fourth quarter 2007 which is included in the Consolidated Statements of Operations under the caption “Restructuring charges and adjustments to acquisition-related reserves.” The unused portion of the acquisition reserves was $18.2 million at December 31, 2007, of which $6.4 million is included in current liabilities under the caption “Accrued expenses and other current liabilities” and $11.8 million is included in non-current liabilities under the caption “Accrued exit and disposal obligations.”

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the charges and adjustments recorded against the reserves is as follows:

			Impact of				Impact of
			Changes in	Balance			Changes in	Balance
	Initial	Cash	Exchange	December 31,	Adjustments	Cash	Exchange	December 31,
Description of Charge	Reserve	Charges	Rates	2006	to Reserves	Charges	Rates	2007

Restructuring charges under EITF 95-3:
Office closures, lease terminations and sublease costs	$29,212	$(3,332)	$395	$26,275	$(3,381)	$(5,914)	$(304)	$16,676
Employee severance and termination benefits	3,607	(1,535)	—	2,072	(190)	(762)	95	1,215
IT projects, contract termination penalties, capital lease buyouts and other costs to exit activities of Manugistics	1,450	(695)	—	755	249	(789)	—	215

	34,269	(5,562)	395	29,102	(3,322)	(7,465)	(209)	18,106
Direct costs under SFAS No. 141:
Legal and accounting costs	3,367	(3,237)	—	130	52	(131)	—	51
Investment banker fees	4,555	(4,555)	—	—	—	—	—	—
Dealer manager, paying agent, depository and information agent fees	259	(259)	—	—	—	—	—	—
Due diligence fees and expenses	335	(335)	—	—	—	—	—	—
Filing fees, valuation services and other	242	(186)	—	56	(46)	(10)	—	—
Change-in-control payments	4,367	(4,367)	—	—	—	—	—	—

	13,125	(12,939)	—	186	6	(141)	—	51

Total	$47,394	$(18,501)	$395	$29,288	$(3,316)	$(7,606)	$(209)	$18,157

The office closures, lease termination and sublease costs are costs of a plan to exit an activity of an acquired company as described in Financial Accounting Standards Board Emerging Issues Task Force Issue No. 95-3 (“EITF No. 95-3”), Recognition of Liabilities in Connection with a Purchase Business Combination, and include the estimated costs of management’s plan to shut down and/or vacate eight offices of Manugistics shortly after the acquisition date. These costs have no future economic benefit to the Company and are incremental to the other costs incurred by the Company or Manugistics. We decreased the reserves for facility closures by $3.4 million in 2007 due primarily to our revised estimate and finalization of market adjustments on unfavorable office facility leases in Rockville, Maryland and the United Kingdom and adjustments for sublease rentals, primarily in the Rockville facility.

Employee severance and termination benefits are costs resulting from a plan to terminate employees from the acquired company as described in EITF No. 95-3. As of the consummation date of the acquisition, executive management approved a plan to terminate approximately 110 of the 765 full time employees of Manugistics. In the first three months following the consummation of the Manugistics acquisition, management completed the assessment of which employees would be terminated and communicated the termination arrangements to the affected employees in accordance with statutory requirements of the local jurisdictions in which the employees were located. We decreased the reserves for employee severance and termination benefits by $190,000 in 2007 due to our revised estimate of settlement costs on certain foreign employees. As of December 31, 2007, the remaining balance in the reserve is related to certain foreign employees.

9.	Restructuring Charges

2007 Restructuring Charges

We recorded restructuring charges of $6.2 million in 2007 that included $5.9 million for termination benefits and $292,000 for office closures. The termination benefits are primarily related to a workforce reduction of approximately 120 full-time employees (“FTE”) in our Scottsdale, Arizona product development group as a direct result of our decision to standardize future product offerings on the JDA Enterprise Architecture platform and

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduction of approximately 40 FTE in our worldwide consulting services group. The office closure charge is for the closure and integration costs of redundant office facilities.

As of December 31, 2007, all costs associated with the 2007 restructuring charges have been paid with the exception of a $196,000 reserve for termination benefits, primarily for foreign employees, and a $39,000 reserve for office closures which are included in the caption “Accrued expenses and other current liabilities.” We expect substantially all of the remaining termination benefits and office closure costs to be paid in 2008.

A summary of the 2007 restructuring and office closure charges is as follows:

				Balance
			Impact of Changes	December 31,
Description of Charge	Initial Reserve	Cash Charges	in Exchange Rates	2007

Termination benefits	$5,908	$(5,718)	$6	$196
Office closures	292	(253)	—	39

Total	$6,200	$(5,971)	$6	$235

2006 Restructuring Charges

We recorded restructuring charges of $6.2 million in 2006 that included $4.8 million for termination benefits and relocation bonuses and $1.4 million for office closures. The restructuring charges were primarily related to the consolidation of two existing JDA offices in the United Kingdom into the Manugistics office facility in the United Kingdom and the elimination of certain accounting and administrative positions in Europe and Canada. We increased the reserves by $88,000 in 2007 based on our revised estimates to complete the restructuring activities. As of December 31, 2007, all costs associated with the 2006 restructuring charges have been paid with the exception of a $197,000 reserve for termination benefits, primarily for foreign employees, and $67,000 for office closures which are included in the caption “Accrued expenses and other current liabilities.” We expect substantially all of the remaining termination benefits and office closure costs to be paid in 2008.

A summary of the 2006 restructuring and office closure charges is as follows:

			Impact of				Impact of
			Changes in	Balance			Changes in	Balance
	Initial	Cash	Exchange	December 31,	Additional	Cash	Exchange	December 31,
Description of Charge	Reserve	Charges	Rates	2006	Reserves	Charges	Rates	2007

Termination benefits	$4,807	$(4,182)	$80	$705	$239	$(746)	$(1)	$197
Office closures	1,418	(626)	26	818	(151)	(610)	10	67

Total	$6,225	$(4,808)	$106	$1,523	$88	$(1,356)	$9	$264

Restructuring Charges Related to Our 2005 Operating Plan

We recorded charges of $3.1 million in fourth quarter 2004 and $2.5 million in 2005 related to certain restructuring initiatives in our 2005 Operating Plan which included a consolidation of product lines, a net workforce reduction of approximately 12% or 154 full-time employees (“FTE”) worldwide and a reduction of office space.

The charges included $4.8 million for termination benefits for certain employees involved in the product development (78 FTE), consulting services and training (57 FTE), sales and marketing (20 FTE), and administrative (13 FTE) functions in the Americas, Europe and Asia Pacific, offset by a net gain of 14 FTE in the customer support function resulting from the transfer of 20 developers and functional experts into our Customer Support Solutions group. The charges also included $764,000 for office closure costs associated with negotiated buyouts and net rentals remaining under existing operating leases on certain vacated facilities in the United States and Northern Europe. Subsequent adjustments were made based on our revised estimates to increase the reserves by $166,000 in 2005 and decrease the reserves by $96,000 in 2006. These adjustments are reflected in the consolidated statements

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of income under the captions “Cost of consulting services,” “Sales and marketing,” and “General and administrative.” The remaining reserves from these restructuring activities were $225,000 and $295,000 at December 31, 2007 and 2006, respectively, relate primarily to a vacated facility in Georgia which is being paid over the term of the lease and related sublease which extend through 2010 and termination benefits for an employee in France that has filed an appeal on a labor court ruling, and are included in the caption “Accrued expenses and other current liabilities.”

10.	Long-term Debt and Revolving Credit Facilities:

To finance the acquisition of Manugistics and the repayment of their debt obligations, we entered into a credit agreement (the “Credit Agreement”) with a consortium of lenders, including Citibank, N.A., Citigroup Global Markets Inc. and UBS Securities LLC, that provided $175 million in aggregate term loans, $50 million in revolving credit facilities and up to $75 million of incremental term or revolving credit facilities as requested, subject to certain terms and conditions. The term loans mature in July 2013 and are payable in 27 scheduled quarterly installments of $437,500 that began in September 2006, with the remaining balance due at maturity. In addition to the scheduled maturities, the Credit Agreement also requires additional mandatory repayments on the term loans based on a percentage of our annual excess cash flow, as defined, beginning with the fiscal year that commenced January 1, 2007. Pursuant to this provision, we are required to remit an additional mandatory payment of approximately $5.3 million on the term loan by March 30, 2008. Interest is payable quarterly on the term loans at the London Interbank Offered Rate (“LIBOR”) + 2.25%. We entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. We have structured the interest rate swap with decreasing notional amounts to match the expected pay down of the debt. The notional value of the interest rate swap was $85.5 million at December 31, 2007 and represented approximately 86% of the aggregate term loan balance. The interest rate swap agreement is effective through October 5, 2009 and has been designated a cash flow hedge derivative (see Note 1).

The revolving credit facilities mature on July 5, 2012 with interest payable quarterly at LIBOR + 2.25%. The interest rate on the revolving credit facilities may be adjusted quarterly beginning January 1, 2007 based on our Leverage Ratio and range from LIBOR + 1.75% to LIBOR + 2.25%. There were no adjustments made to the interest rate on the revolving credit facilities during 2007. The revolving credit facilities also require that we pay an annual commitment fee equal of .5% of the available credit. The annual commitment fee, which is payable quarterly in arrears, may be adjusted quarterly beginning January 1, 2007 based on our Leverage Ratio and range from .375% to .5%. The Leverage Ratio is defined as the ratio of consolidated indebtedness less excess cash, as defined, to consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and other adjustments as defined in the agreement). The Leverage Ratio is calculated quarterly on a pro forma basis that includes the four preceding quarters and cannot exceed the following thresholds over the term of the loan: Fiscal 2006 and 2007 — 3.00 to 1.0; Fiscal 2008 — 2.50 to 1.0; Fiscal 2009 — 2.00 to 1.0; Fiscal 2010 through maturity — 1.50 to 1.0. The actual Leverage Ratios for 2007 and 2006 were .5 to 1.0 and 1.9 to 1.0, respectively. No changes have been made to our annual commitment fee.

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

Proceeds from the term loans of approximately $168.4 million, which is net of nearly $6.6 million of loan origination and other administrative fees, together with the JDA and Manugistics combined cash balances at acquisition closing of approximately $281 million and the $50 million investment from Thoma Cressey Bravo

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Partners in the form of Series B Preferred Stock (see Note 14), were used to fund the cash obligations under the Merger Agreement and related transaction expenses and to retire approximately $174 million of Manugistics’ existing debt consisting of Convertible Subordinated Notes that were scheduled to mature in 2007. Additionally, we utilized the revolving credit facilities to replace approximately $9.6 million of Manugistics’ standby letters of credit.

We initially established a 3-year straight-line amortization schedule for the loan origination and other administrative fees based upon an accelerated repayment of the term loan obligations. The Company made a decision in fourth quarter 2007 to limit further repayment of the term loan obligations to the minimum scheduled quarterly installments set forth in the credit agreement. With this change, the amortization period was extended through the July 2013 maturity and the quarterly amortization of loan origination and other administrative fees decreased approximately $384,000 beginning in fourth quarter 2007. Amortization expense related to the loan origination and other administrative fees was $1.8 million and $1.1 million in 2007 and 2006, respectively and is included under the caption “Interest expense and amortization of loan fees.”

During 2007 and 2006 we repaid $40.0 million and $35.4 million of the term loans, including the scheduled quarterly installments that began in September 2006. During 2007, we also retired the remaining $1.5 million of Convertible Subordinated Notes assumed in the Manugistics acquisition. As of December 31, 2007 and 2006 long-term debt consists of the following:

	2007	2006

Term loans, bearing variable interest based on LIBOR + 2.25% per annum, due in quarterly installments of $437,500 through July 5, 2013, with the remaining balance due at maturity	$99,563	$139,563
Assumed Convertible Subordinated Notes, bearing interest at 5% per annum, matured November 2007	—	1,531
	99,563	141,094
Less current portion	(7,027)	(3,281)

	$92,536	$137,813

We have entered into an interest rate swap agreement to fix LIBOR at 5.365% (see Note 1). Scheduled principal maturities on outstanding debt over the next five years and thereafter, including the additional mandatory payment of approximately $5.3 million that is due by March 30, 2008, are as follows:

2008	$7,027
2009	1,750
2010	1,750
2011	1,750
2012	1,750
Thereafter	85,536

$99,563

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Deferred Revenue

At December 31, 2007 and 2006, deferred revenue consists of deferrals for software license fees, maintenance, consulting and training and other services as follows:

	2007	2006

Software	$672	$2,157
Maintenance	65,216	58,033
Consulting	456	4,767
Training and other	1,186	1,705

	$67,530	$66,662

12.	Lease Commitments

As of December 31, 2007, we leased office space in the Americas for 13 regional sales and support offices across the United States, Canada and Latin America, and for 14 other international sales and support offices located in major cities throughout Europe, Asia, Australia, and Japan. The leases are primarily non-cancelable operating leases with initial terms ranging from one to 20 years that expire at various dates through the year 2018. None of the leases contain contingent rental payments; however, certain of the leases contain scheduled rent increases and renewal options. We expect that in the normal course of business most of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. We believe our existing facilities are adequate for our current needs and for the foreseeable future. As of December 31, 2007, we have approximately 38,000 square feet of excess space that we are trying to sublet. In addition, we lease various computers, telephone systems, automobiles, and office equipment under non-cancelable operating leases with initial terms ranging from 12 to 48 months. Certain of the equipment leases contain renewal options and we expect that in the normal course of business some or all of these leases will be renewed or replaced by other leases.

Net rental expense under operating leases in 2007, 2006 and 2005 was $13.1 million, $12.4 million and $5.6 million, respectively. The following summarizes future minimum lease payments under non-cancelable operating leases with minimum or remaining lease terms at December 31, 2007.

2008	$14,202
2009	12,574
2010	12,144
2011	11,900
2012	7,271
Thereafter	12,269

Total future minimum lease payments	$70,360

We have entered into sublease agreements on excess space in certain of our leased facilities that will provide sublease rentals of approximately $3.4 million, $3.0 million, $3.0 million, $3.1 million and $1.3 million in 2008, 2009, 2010, 2011 and 2012, respectively. We currently have no sublease agreements in place that provide for sublease rentals beyond 2012.

13.	Legal Proceedings

We are involved in other legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not currently believe the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Redeemable Preferred Stock

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

The Series B Preferred Stock included a scheduled redemption right that allowed any holder to demand a redemption of all or any part of their shares after September 6, 2013 at a cash redemption price equal to the greater of (a) a $1,000 per share liquidation value or (b) the fair market value of the common stock that would be issued upon conversion of the Series B Preferred Stock. The conversion feature of the Series B Preferred Stock, as originally drafted, was considered an embedded derivative under the provision of SFAS No. 133, and accordingly was accounted for separately from the Series B Preferred Stock (see Note 1). On the date of issuance, we recorded a $10.9 million liability for the estimated fair value of the conversion feature and reduced the face value of the Series B Preferred Stock to $39.1 million. Pursuant to the guidance in EITF Topic D-98, the Series B Preferred Stock has been classified in the balance sheet between long-term debt and shareholders’ equity. We subsequently made an adjustment of $10.9 million to increase the carrying amount of the Series B Preferred Stock back to its redemption value of $50 million. In accordance with EITF Topic D-98, the increase in the carrying value of the Series B Preferred Stock has been treated in the same manner as dividends on non-redeemable stock and charged to retained earnings. The increase in the carrying value of the Series B Preferred Stock reduces income applicable to common shareholders in the calculation of earnings per share (see Note 18).

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

Treasury Stock Repurchases.  In July 2007, the term loan credit agreement (see Note 10) was amended to allow us to make open market cash purchases of our common stock in an aggregate amount not to exceed $75.0 million. There were no open market cash purchases of our common stock during 2007.

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

During 2007 and 2006, we repurchased 12,411 and 14,656 shares, respectively tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted shares under the 2005 Performance Incentive Plan. The shares were repurchased in 2007 for $244,000 at prices ranging from $14.52 to $24.96 per share. The shares were repurchased in 2006 for $189,000 at prices ranging from $11.19 to $17.00 per share.

Stock Option Plans.

Our 1996 Stock Option Plan (the “1996 Option Plan”) was approved by stockholders and provided for the issuance of up to 8,200,000 shares of common stock to employees, consultants and directors under incentive and non-statutory stock option grants. The incentive and non-statutory options were granted at a price not less than the fair market value of the common stock at the date of grant, generally vested over a three to four-year period commencing at the date of grant and expire in ten years. No stock options have been granted under the 1996 Option Plan since 2004 and the plan was terminated effective May 16, 2005 except for those provisions necessary for the administration of any outstanding options.

Our 1996 Outside Director Stock Option Plan (the “1996 Directors Plan”) was approved by stockholders and provided for the issuance of up to 225,000 shares of common stock to our outside directors under initial and annual non-statutory stock option grants. The non-statutory stock options were granted at a price not less than the fair market value of the common stock at the date of grant, generally vested over a three-year period commencing at the date of grant and expire in ten years. No stock options have been granted under the 1996 Directors Plan since 2004 and the plan was terminated effective May 16, 2005 except for those provisions necessary for the administration of any outstanding options.

Our 1998 Non-statutory Stock Option Plan (the “1998 Option Plan”) was not approved by stockholders. The 1998 Option Plan provided for the issuance of up to 762,500 shares of common stock to employees under non-

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statutory stock option grants and permitted option grants to executive officers under certain conditions. The non-statutory stock options were granted at a price not less than the fair market of our common stock on the date of grant, generally vested over a three to four-year period commencing at the date of grant and expire over periods ranging from five to ten years. No stock options have been granted under the 1998 Option Plan since 2002 and the plan was terminated effective May 16, 2005 except for those provisions necessary for the administration of any outstanding options.

Accelerated Vesting of Stock Options.  On February 15, 2005, the Compensation Committee of our Board of Directors approved the immediate vesting of all unvested stock options previously awarded to employees, officers and directors. The accelerated options were issued under our 1995 Stock Option Plan, 1996 Stock Option Plan, 1996 Outside Director Stock Option Plan and 1998 Non-statutory Stock Option Plan. The closing market price per share of our common stock on February 15, 2005 was $11.85 and the exercise prices of the approximately 1.4 million in unvested options on that date ranged from $8.50 to $28.20. No stock-based compensation expense has been recorded with respect to these options unless an employee, officer or director actually benefited from this modification. For those employees, officers and directors who do benefit from the accelerated vesting, we are required to record additional stock-based compensation expense equal to the intrinsic value of the option on the date of modification (i.e., February 15, 2005). We recorded no additional stock-based compensation expense on these options in 2007 and $4,000 and $49,000 in 2006 and 2005, respectively.

The following summarizes the combined stock option activity during the three-year period ended December 31, 2007:

	Options	Options Outstanding
	Available		Exercise price
	for Grant	Shares	per Share

Balance, January 1, 2005	847,950	5,462,693	$2.33 to $37.25
Plan shares expired	(1,177,809)	—	—
Granted	—	—	—
Cancelled	329,859	(329,859)	$6.44 to $28.20
Exercised	—	(626,286)	$2.83 to $15.75

Balance, December 31, 2005	—	4,506,548	$6.44 to $37.25
Plan shares expired	(111,821)	—	—
Granted	—	—	—
Cancelled	111,821	(111,821)	$8.88 to $37.25
Exercised	—	(237,643)	$6.44 to $16.80

Balance, December 31, 2006	—	4,157,084	$6.44 to $27.50
Plan shares expired	(168,680)	—	—
Granted	—	—	—
Cancelled	168,680	(168,680)	$8.56 to $26.23
Exercised	—	(757,513)	$6.43 to $21.33

Balance, December 31, 2007	—	3,230,891	$6.44 to $27.50

The weighted average exercise price of outstanding options at December 31, 2006, options cancelled during 2007, options exercised during 2007 and outstanding options at December 31, 2007 were $14.04, $17.97, $13.04 and $14.06, respectively.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes certain weighted average information on options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$6.44 to $9.31	494,355	1.49	$8.57	494,355	$8.57
$10.00 to $14.88	1,648,484	3.65	$11.86	1,648,484	$11.86
$15.15 to $21.17	967,083	3.98	$18.99	967,083	$18.99
$24.47 to $27.50	120,969	1.45	$26.94	120,969	$26.94

	3,230,891	3.34	$14.06	3,230,891	$14.06

The total intrinsic value of options exercised during 2007, 2006 and 2005 was $5.4 million, $970,000 and $2.5 million, respectively and as of December 31, 2007, the aggregate intrinsic value of outstanding and exercisable options was $21.8 million.

2005 Performance Incentive Plan.  A 2005 Performance Incentive Plan (“2005 Incentive Plan”) was approved by our stockholders on May 16, 2005. The 2005 Incentive Plan replaced our 1996 Stock Option Plan, 1996 Outside Directors Stock Option Plan and 1998 Non-Statutory Stock Option Plan (collectively, our “Prior Plans”) and provides for the issuance of up to 1,847,000 shares of common stock to employees, consultants and directors under stock purchase rights, stock bonuses, restricted stock, restricted stock units, performance awards, performance units and deferred compensation awards. With the adoption of the 2005 Incentive Plan, we terminated all prior stock option plans except for those provisions necessary to administer the outstanding options. The 2005 Incentive Plan contains certain restrictions that limit the number of shares that may be issued and cash awarded under each type of award, including a limitation that awards granted in any given year can be no more than two percent (2%) of the total number of shares of common stock outstanding as of the last day of the preceding fiscal year. Awards granted under the 2005 Incentive Plan will be in such form as the Compensation Committee shall from time to time establish and may or may not be subject to vesting conditions based on the satisfaction of service requirements or other conditions, restrictions or performance criteria including the Company’s achievement of annual operating goals. Restricted stock and restricted stock units may also be granted as a component of an incentive package offered to new employees or to existing employees based on performance or in connection with a promotion, and will generally vest over a three-year period, commencing at the date of grant. We measure the fair value of awards under the 2005 Incentive Plan based on the market price of the underlying common stock as of the date of grant. The awards are amortized over their applicable vesting period using graded vesting.

On August 18, 2006, our Board of Directors approved a special Manugistics Incentive Plan (“Integration Plan”). The Integration Plan provided for the issuance of contingently issuable restricted stock units under the 2005 Incentive Plan to executive officers and certain other members of our management team if we were able to successfully integrate the Manugistics acquisition and achieve a defined performance threshold goal in 2007. The performance threshold goal was defined as $85.0 million of adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which excludes certain non-routine items. A partial pro-rata issuance of restricted stock units would be made if we achieved a minimum performance threshold. The Board subsequently approved additional contingently issuable restricted stock units under the Integration Plan for executive officers and new participants in 2007. The Company’s actual EBITDA performance for 2007 was approved by the Board in January 2008 and qualified participants for a pro-rata issuance equal to 99.25% of the contingently issuable restricted stock units. In total, 502,935 restricted stock units were issued on January 28, 2008 with a grant date fair value of $8.1 million. The restricted stock units vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No share-based compensation expense was recognized in 2006 related to the Integration Plan as management determined it was not probable that the performance condition would be met. The Company’s performance against the defined performance threshold goal was evaluated on a quarterly basis throughout 2007 and stock-based compensation recognized on a graded vesting basis over the requisite service periods that run from the date of the various board approvals through January 2010. A deferred compensation charge of $8.1 million was recorded in the equity section of our balance sheet during 2007, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. We recognized $5.4 million in share-based compensation expense related to these restricted stock unit awards in 2007. This charge is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”

Restricted stock unit awards of 9,000 and 62,913 were made in 2007 and 2005 under incentive packages offered to new and existing employees with grant date fair values of $185,000 and $775,000, respectively. There were no restricted stock unit awards in 2006. Restricted stock awards of 30,981 and 77,214 were made in 2007 and 2006 with grant date fair values of 629,000 and $1.2 million, respectively to our directors, executive officers and certain other members of our management team based on the achievement of operating goals and to new employees as part of incentive packages. Restricted stock awards to our directors were granted fully vested and the related share-based compensation was recognized on the date of grant. Share-based compensation on all other awards is being amortized over the applicable vesting periods in the awards using the straight-line method.

We recorded total share-based compensation expense of $6.2 million, $656,000 and $350,000 related to 2005 Incentive Plan awards in 2007, 2006 and 2005, respectively and as of December 31, 2007 we have included $3.5 million of deferred compensation in stockholders’ equity. This compensation is expected to be recognized over a weighted average period of 1.9 years. The total fair value of restricted shares and restricted share units vested during 2007 and 2006 was $783,000 and $949,000, respectively. No restricted shares or restricted share units vested during 2005.

The following table summarizes activity under the 2005 Incentive Plan:

	Restricted Stock Units		Restricted Stock
		Weighted Average		Weighted Average
	Units	Fair Value	Shares	Fair Value

Non-vested Balance, January 1, 2005	—	—	—	—
Granted	62,913	$12.32	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Non-vested Balance, December 31, 2005	62,913	$12.32	—	—
Granted	—	—	77,214	$15.10
Vested	(31,918)	12.30	(37,763)	14.75
Forfeited	(1,926)	13.70	(311)	14.90

Non-vested Balance, December 31, 2006	29,069	$12.26	39,140	$15.43
Granted	9,000	20.59	30,981	20.30
Vested	(24,186)	13.79	(26,154)	17.18
Forfeited	(363)	11.19	(3,417)	15.96

Non-Vested Balance, December 31, 2007	13,520	$15.08	40,550	$17.98

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following provides tabular disclosure as of December 31, 2007 of the number of securities to be issued upon the exercise of outstanding options or vesting of restricted stock units, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans, aggregated into two categories — plans that have been approved by stockholders and plans that have not:

	Number of Securities
	to be Issued		Number of
	upon Exercise of		Securities
	Outstanding Options		Remaining Available
	or Vesting of	Weighted-Average	for Future Issuance
	Restricted Stock	Exercise Price of	Under Equity
Equity Compensation Plans	Units	Outstanding Options	Compensation Plans

Approved by stockholders:
1996 Option Plan	2,845,209	$13.95	—
1996 Directors Plan	108,730	$15.17	—
2005 Performance Incentive Plan	54,070	$—	1,672,920

	3,008,009	$13.99	1,672,920
Not approved by stockholders:
1998 Option Plan	276,952	$14.70	—

	3,284,961	$14.05	1,672,920

On February 7, 2008, the Board approved an incentive plan for 2008 similar to the Integration Plan (“New Incentive Plan”). The New Incentive Plan provides for the issuance of contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and other certain other members of our management team if we are able to achieve a defined performance threshold goal in 2008. The performance threshold goal is defined as $95.0 million of adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which excludes certain non-routine items. A partial pro-rata issuance of performance share awards will be made if we achieve a minimum performance threshold. The New Incentive Plan initially provides for up to 259,516 contingently issuable performance share awards with a fair value of approximately $4.5 million. The performance share awards, if any, will be issued after the approval of our 2008 financial results in January 2009 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period. The Company’s performance against the defined performance threshold goal will be evaluated on a quarterly basis throughout 2008 and stock-based compensation recognized over the requisite service period that runs from February 7, 2008 (the date of board approval) through January 2011 pursuant to the guidance in SFAS No. 123(R). If we achieve the defined performance threshold goal we would expect to recognize approximately $3.0 million of the award as share-based compensation in 2008.

On March 12, 2008, the Board approved the adoption of an employee stock purchase plan (“2008 Purchase Plan”) effective upon approval by the Company’s stockholders at the 2008 Annual Meeting of Stockholders. The 2008 Purchase Plan will provide eligible employees the ability to defer up to 10% of their earnings for the purchase of our common stock on a semi-annual basis at 85% of the fair market value on the last day of each six-month offering period. The 2008 Purchase Plan provides for an initial reserve of 600,000 shares with an automatic annual increase, beginning August 1, 2009 through August 1, 2014, equal to 1% of the shares of the Company’s common stock outstanding on the last day of the preceding fiscal year or such lesser amount of shares as determined by the Board.

16.	Employee Benefit Plans

We maintain a defined 401(k) contribution plan (“401(k) Plan”) for the benefit of our employees. Participant contributions vest immediately and are subject to the limits established from time-to-time by the Internal Revenue

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Service. We provide discretionary matching contributions to the 401(k) Plan on an annual basis. Our matching contributions were 25% in 2007, 2006 and 2005 and vest 100% after 2 years of service. Our matching contributions to the 401(k) Plan were $1.9 million, $1.8 million and $1.4 million in 2007, 2006 and 2005, respectively.

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

The income tax (provision) benefit includes income taxes currently payable and those deferred due to temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The components of the income tax (provision) benefit for the three years ended December 31, 2007 are as follows:

	2007	2006	2005

Current taxes:
Federal and state	$(356)	$448	$(1,922)
Foreign	(3,548)	(2,261)	(1,623)

Total current taxes	(3,904)	(1,813)	(3,545)
Deferred taxes	(9,991)	946	6,003

Income tax (provision) benefit	$(13,895)	$(867)	$2,458

The effective tax rate used to record the income tax (provision) benefit in 2007, 2006 and 2005 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during 2007, 2006 and 2005 of $1.3 million, $330,000 and $807,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in capital to the extent they exceed the book compensation expense of the award.

The deferred tax expense in 2007 resulted primarily from the utilization of net operating loss carryforwards. The deferred tax benefit in 2006 resulted primarily from the capitalization, for income tax purposes, of certain research and development costs. The deferred tax benefit in 2005 resulted primarily from an increase in temporary differences related to an impairment charge of $9.7 million to write-off all goodwill associated with our point-of-sale systems (which are now reported under the Retail reportable business segment) (see Note 1).

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax (provision) benefit recorded in the three years ended December 31, 2007 differed from the amounts computed by applying the federal statutory income tax rate of 35% to income before income taxes as a result of the following:

	2007	2006	2005

Income before income taxes	$40,417	$421	$4,502

Income tax (provision) benefit at federal statutory rate	$(14,146)	$(143)	$(1,531)
Research and development credit	432	—	(5)
Meals, entertainment and other non-deductible expenses	(322)	(112)	(489)
State income taxes	(983)	(218)	(6)
Extra-territorial income exclusion	—	576	722
Change in fair value of Series B preferred stock conversion feature	—	(1,050)	—
Foreign tax rate differential	796	(141)	137
Other, net	161	188	(213)

Income tax (provision) benefit before discrete tax items	$(14,062)	$(900)	$(1,385)

Effective tax rate	34.8%	213.8%	30.8%
Discrete tax item benefits:
Changes in estimate	556	33	3,524
Changes in foreign statutory tax rates	—	—	319
Interest and penalties on uncertain tax positions	(389)	—	—

Total discrete tax item benefits	167	33	3,843

Income tax (provision) benefit	$(13,895)	$(867)	$2,458

Income before income taxes for 2007, 2006 and 2005 includes $8.2 million, $5.6 million and $6.1 million of foreign pretax income, respectively.

The extra-territorial income exclusion (“ETI”) provides a tax incentive to U.S. companies with export activity occurring on or after October 1, 2000. The tax code and regulations present a number of different methods for computing the ETI benefit based on the gross receipts and net income from export sales, leases and related services. Taxpayers may choose the method that produces the greatest benefit for each individual export transaction. Until 2005, we had not been in a position to utilize the ETI benefit as the computation would limit our ability to utilize foreign tax credits. The enactment of the American Jobs Creation Act of 2004 (the “AJCA”), which became effective on January 1, 2005, allows taxpayers to carry foreign tax credits forward ten years from the year in which they were generated. With the passage of the AJCA, we are now able to realize the ETI benefit by amending our prior year US federal tax returns without limiting our ability to fully utilize foreign tax credits. We have recorded ETI benefits of $576,000 and $722,000, related to 2006 and 2005, respectively. The ETI benefits of approximately $2.3 million for the years 2002 through 2004 were recorded as a change in estimate in the 2005 summary of discrete tax item benefits. The ETI tax incentive expired in 2006.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax effects of temporary differences that give rise to our deferred income tax assets and liabilities are as follows:

	2007		2006
	Current	Non-Current	Current	Non-Current

Deferred tax asset:
Accruals and reserves	$6,347	$—	$11,092	$—
Deferred revenue	1,095	—	1,620	—
Excess Space Reserve	—	4,348	—	2,542
Net Operating Loss	—	74,051	—	64,795
Foreign deferred and NOL	1,311	1,448	4,024	27,862
Tax credit carryforwards	—	17,457	—	11,998
R&D Expenses Capitalized	—	8,339	—	9,363
AMT Credit carryforward	—	339	—	339
Property and equipment	—	124	—	2,318
Other	—	631	—	—

Deferred tax asset	8,753	106,737	16,736	119,217
Deferred tax liability:
Goodwill and other intangibles	—	(40,548)	—	(25,618)
Other	—	—	—	(49)

Deferred tax liability	—	(40,548)	—	(25,667)
Valuation Allowance	(550)	(4,160)	—	(39,386)

Total	$8,203	$62,029	$16,736	$54,164

In connection with the Manugistics acquisition in 2006, we established a valuation allowance of approximately $39.4 million against acquired net operating losses. The net operating losses are from both the United States and foreign entities and, based on our initial assessment, we believed we would not be able to fully utilize these losses. We subsequently eliminated the valuation allowance during 2007 in connection with the final purchase price allocation as we now believe the Company will be able to fully utilize certain of the acquired net operating loss carryforwards. The valuation allowance at December 31, 2007 is for a state research and development tax credit carryforward that we may not be able to fully utilize before it expires.

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

We adopted the provisions of FIN 48 on January 1, 2007. The amount of unrecognized tax benefits at January 1, 2007 was $3.5 million, of which $799,000 would impact our effective tax rate if recognized. With the adoption of FIN 48, we recognized a charge of approximately $1.0 million to beginning retained earnings for uncertain tax positions. In addition, a FIN 48 adjustment of $2.9 million was made to the purchase price allocation on the Manugistics acquisition to record a tax liability for uncertain tax positions which increased the goodwill balance. Other than the settlement of a tax audit in Germany, which could result in a decrease of approximately $800,000 in the FIN 48 tax liability in 2008, we do not believe there are any other uncertain tax positions for which it is

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The FIN 48 adjustments on January 1, 2007 include an accrual of approximately $1.3 million for interest and penalties. To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision. We have accrued additional interest and penalties related to uncertain tax positions of $630,000 in 2007 which are included as a component of income tax expense. In addition, we increased the liability for unrecognized income tax benefits by $5.9 million in 2007 for certain net operating loss carryforwards acquired from Manugistics. The Company will file tax returns claiming these losses; however, this position may not be sustainable in the event of a tax audit.

A reconciliation of the liability for unrecognized income tax benefits is as follows:

2007

Unrecognized tax benefits at January 1, 2007	$3,487
Increase (decrease) related to prior year tax positions	5,949
Increase related to current year tax positions	—
Settlements	—
Lapse in statute of limitations	—

Unrecognized tax benefits at December 31, 2007	$9,436

We conduct business globally and, as a result, JDA Software Group, Inc. or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subjected to examination by taxing authorities throughout the world, including significant jurisdictions in the United States, the United Kingdom, Australia and France. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2002. The Internal Revenue Service has completed their examination of the 2003 and 2004 tax years without any material adjustments. We are currently under audit by the Internal Revenue Service for the 2006 tax year. The examination phase of this audit has not yet been completed; however, we do not anticipate any material adjustments. We are also currently under examination in France. We do not anticipate material adjustments from any of these audits.

The following table sets forth significant jurisdictions that have open tax years that are subject to examination:

Country	Open Tax Years Subject to Examination

United States	2005, 2006, 2007
United Kingdom	2005, 2006, 2007
Australia	2002, 2003, 2004, 2005, 2006, 2007
France	2004, 2005, 2006, 2007

At December 31, 2007, we have approximately $3.6 million of federal research and development tax credit carryforwards that expire at various dates through 2027. We also have approximately $9.2 million of foreign tax credit carryforwards that expire between 2012 and 2016 and approximately $200.0 million of net operating loss carryforwards that expire in 2026.

JDA Software Group, Inc. accepted an invitation to participate in the Compliance Assurance Program (“CAP”) beginning in 2007. The CAP program was developed by the Internal Revenue Service to allow for transparency and to remove uncertainties in tax compliance. The CAP program is offered by invitation only to those companies with both a history of immaterial audit adjustments and a high level of tax complexity and will involve a review of each quarterly tax provision. The Internal Revenue Service has completed their review of our first and second quarter 2007 tax provisions. No material adjustments have been made as a result of these reviews.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have realized cash tax benefits of approximately $6.5 million and $2.9 million in our 2007 and 2006 federal and state income tax returns, respectively resulting from the utilization of net operating loss carryovers acquired from Manugistics which were recorded as a reduction of goodwill.

The Company conducts business operations in India which granted the local operations a tax holiday from income taxes through the tax year ending December 31, 2009. This tax holiday did not have a significant impact on our 2007 operating results. The Company’s overall effective tax rate will be negatively impacted as the tax holiday period expires.

18.	Earnings Per Share

The Company has two classes of outstanding capital stock, Common Stock and Series B Preferred Stock. The Series B Preferred Stock is a participating security, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the Series B Preferred Stock as if the Series B Preferred Stock had been converted into common stock. According to the Emerging Issues Task Force Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share, companies having participating securities are required to apply the two-class method to compute basic earnings per share. Under the two-class computation method, basic earnings per share is calculated for each class of stock and participating security considering both dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Diluted earnings per share for 2007, 2006 and 2005 exclude approximately 762,000, 4.2 million and 2.1 million, respectively of vested options for the purchase of common stock that have grant prices in excess of the average market price, or which are otherwise anti-dilutive. In addition, diluted earnings per share for 2006 excludes 502,935 contingently issued shares for which all necessary

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conditions had not been met and 29,069 unvested restricted stock units as their affect would be anti-dilutive (see Note 15). Earnings per share for the three years ended December 31, 2007 is calculated as follows:

	Year Ended December 31,
	2007	2006	2005

Net income (loss)	$26,522	$(466)	$6,960
Adjustment to increase the carrying amount of the Series B Preferred Stock to its redemption value	—	(10,898)	—

Income (loss) applicable to common shareholders	$26,522	$(11,344)	$6,960
Undistributed earnings (loss):
Common Stock	23,664	(11,344)	6,960
Series B Preferred Stock	2,858	—	—

Total undistributed earnings (loss)	$26,522	$(11,344)	$6,960

Weighted Average Shares:
Common Stock	29,789	29,232	28,825
Series B Preferred Stock	3,604	—	—

Shares — Basic earnings (loss) per share	33,393	29,232	28,825
Dilutive common stock equivalents	1,347	—	465

Shares — Diluted earnings (loss) per share	34,740	29,232	29,290

Basic earnings (loss) per share applicable to common shareholders:
Common Stock	$.79	$(.39)	$.24

Series B Preferred Stock	$.79

Diluted earnings (loss) per share applicable to common shareholders:	$.76	$(.39)	$.24

19.	Segment Information

We are a leading provider of sophisticated software solutions designed specifically to address the supply and demand chain requirements of global consumer products companies, manufacturers, wholesale/distributors and retailers, and have an install base of over 5,600 customers worldwide. Our solutions enable customers to manage and optimize the coordination of supply, demand and flows of inventory throughout the demand chain to the consumer. We conduct business in three geographic regions that have separate management teams and reporting structures: the Americas (United States, Canada and Latin America), Europe (Europe, Middle East and Africa), and Asia/Pacific. Similar products and services are offered in each geographic region and local management is evaluated primarily based on total revenues and operating income. Identifiable assets are also managed by geographical region. The accounting policies of each region are the same as those described in Note 1 of the Notes

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to Consolidated Financial Statements. The geographic distribution of our revenues and identifiable assets as of, or for the three-year period ended December 31, 2007 is as follows:

	2007	2006	2005

Revenues:
Americas	$247,907	$188,775	$146,679
Europe	89,486	60,218	46,716
Asia/Pacific	36,182	28,474	22,428

Total revenues	$373,575	$277,467	$215,823

Identifiable assets:
Americas	$470,205	$466,086	$279,469
Europe	108,390	117,863	34,947
Asia/Pacific	43,630	40,795	16,156

Total identifiable assets	$622,225	$624,744	$330,572

Revenues for the Americas include $224.5 million, $168.8 million and $127.0 million from the United States in 2007, 2006 and 2005, respectively. Identifiable assets for the Americas include $446.3 million, $443.1 million and $263.4 million in the United States as of December 31, 2007, 2006 and 2005, respectively. The increase in identifiable assets at December 31, 2006 in our foreign operations results primarily from the acquisition of Manugistics and the allocation of related intangible asset values (see Note 2).

No customer accounted for more than 10% of our revenues during any of the three years ended December 31, 2007.

We organize and manage our operations by type of customer across the following reportable business segments:

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

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the revenues, operating income (loss), and depreciation attributable to each of these reportable business segments for the three years ended December 31, 2007 is as follows:

	2007	2006	2005

Revenues:
Retail	$195,940	$175,152	$169,949
Manufacturing and Distribution	161,117	96,755	45,874
Services Industries	16,518	5,560	—

	$373,575	$277,467	$215,823

Operating income (loss)
Retail	$48,596	$27,435	$25,388
Manufacturing and Distribution	62,154	31,948	9,559
Services Industries	364	(1,504)	—
Other (see below)	(62,337)	(50,584)	(33,082)

	$48,777	$7,295	$1,865

Depreciation
Retail	$4,280	$4,927	$6,404
Manufacturing and Distribution	3,517	2,513	1,542
Services Industries	360	134	—

	$8,157	$7,574	$7,946

Other:
General and administrative	$41,515	$33,363	$25,471
Provision for doubtful accounts	2,890	1,440	1,600
Amortization of intangible assets	15,852	9,556	3,572
Restructuring charge and adjustments to acquisition-related reserves	6,208	6,225	2,439
Gain on sale of office facility	(4,128)	—	—

	$62,337	$50,584	$33,082

Operating income in the Retail, Manufacturing and Distribution and Services Industry reportable business segments includes direct expenses for software licenses, maintenance services, service revenues, amortization of acquired software technology, product development expenses and losses on impairment of trademarks and goodwill as well as allocations for sales and marketing expenses, occupancy costs and depreciation expense. The “Other” caption includes general and administrative expenses and other charges that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segment.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Data (Unaudited)

The following table presents selected unaudited quarterly operating results for the two-year period ended December 31, 2007. We believe that all necessary adjustments have been included in the amounts shown below to present fairly the related quarterly results.

Consolidated Statement of Income Data:

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$90,717	$90,750	$93,645	$98,463	$373,575
Gross profit	53,592	53,797	56,358	61,694	225,441
Restructuring charges and adjustments to acquisition-related reserves	4,044	2,232	—	(68)	6,208
Gain on sale of office facility	(4,128)	—	—	—	(4,128)
Operating income	10,542	9,945	15,171	13,119	48,777
Net income	5,416	4,823	8,308	7,975	26,522
Basic earnings per share applicable to common shareholders	$.16	$.15	$.25	$.24	$.79
Diluted earnings per share applicable to common shareholders	$.16	$.14	$.24	$.22	$.76

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$47,853	$51,762	$89,203	$88,649	$277,467
Gross profit	26,542	28,691	52,466	54,795	162,494
Restructuring charges and adjustments acquisition-related reserves	—	521	3,461	2,243	6,225
Loss on impairment of trademarks	—	—	—	200	200
Operating income (loss)	(290)	395	4,496	2,694	7,295
Net income (loss)	487	1,075	(148)	(1,860)	(446)
Adjustment to increase the carrying amount of Series B Preferred Stock to its redemption Value	—	—	(10,898)	—	(10,898)
Net income (loss) applicable to common shareholders	487	1,075	(11,046)	(1,860)	(11,344)
Basic earnings (loss) per share applicable to common shareholders	$.02	$.04	$(.38)	$(.06)	$(.39)
Diluted earnings (loss) per share applicable to common shareholders	$.02	$.04	$(.38)	$(.06)	$(.39)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JDA SOFTWARE GROUP, INC.

By:	/s/ Hamish N. J. Brewer
Hamish N. J. Brewer
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 14, 2008:

Signature	Title

/s/ James D. Armstrong James D. Armstrong	Chairman of the Board

/s/ Hamish N. J. Brewer Hamish N. J. Brewer	President and Chief Executive Officer (Principal Executive Officer)

/s/ Kristen L. Magnuson Kristen L. Magnuson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Orlando Bravo Orlando Bravo	Director

/s/ J. Michael Gullard J. Michael Gullard	Director

/s/ Douglas G. Marlin Douglas G. Marlin	Director

/s/ Jock Patton Jock Patton	Director

EXHIBIT INDEX

Exhibit #			Description of Document

2	.1▲▲▲	—	Agreement and Plan of Merger by and between JDA Software Group, Inc., Stanley Acquisition Corp. and Manugistics Group, Inc. dated April 24, 2006.
2	.2▲▲▲	—	Voting Agreement by and among JDA Software Group, Inc., Manugistics Group, Inc. and other parties signatory thereto dated as of April 24, 2006.
3	.1****	—	Third Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated July 23, 2002.
3	.2**	—	First Amended and Restated Bylaws of JDA Software Group, Inc.
3	.3▲▲▲▲	—	Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc filed with the Secretary of State of the State of Delaware on July 5, 2006.
3	.4††††	—	Certificate of Correction filed to correct a certain error in the Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc. filed with the Secretary of State of the State of Delaware on July 5, 2006.
4	.1*	—	Specimen Common Stock Certificate of JDA Software Group, Inc.
10	.1*(1)	—	Form of Indemnification Agreement.
10	.2◆◆(1)	—	1996 Stock Option Plan, as amended on March 28, 2003.
10	.3*(1)	—	1996 Outside Directors Stock Option Plan and forms of agreement thereunder.
10	.4◆◆(1)	—	Executive Employment Agreement between James D. Armstrong and JDA Software Group, Inc. dated July 23, 2002, together with Amendment No. 1 effective August 1, 2003.
10	.5◆◆(1)	—	Executive Employment Agreement between Hamish N. Brewer and JDA Software Group, Inc. dated January 22, 2003, together with Amend;ment No. 1 effective August 1, 2003.
10	.6****(1)	—	Executive Employment Agreement between Kristen L. Magnuson and JDA Software Group, Inc. dated July 23, 2002.
10	.7◆◆(1)	—	1998 Nonstatutory Stock Option Plan, as amended on March 28, 2003.
10	.9▲▲▲▲	—	Credit Agreement dated as of July 5, 2006, among JDA Software Group, Inc., Manugistics Group, Inc., Citicorp North America, Inc., Citibank, N.A., Citigroup Global Markets Inc., UBS Securities LLC and Wells Fargo Foothill, LLC and the Lenders named therein.
10	.9.1***	—	Amendment No. 1 to Credit Agreement dated July 26, 2007, among JDA Software Group, Inc., Manugistics Group, Inc., Citicorp North America, Inc., Citibank, N.A., Citigroup Global Markets Inc., UBS Securities LLC and Wells Fargo Foothill, LLC and the Lenders named therein.
10	.10◆◆(2)	—	Value-Added Reseller License Agreement for Uniface Software between Compuware Corporation and JDA Software Group, Inc. dated April 1, 2000, together with Product Schedule No. One dated June 23, 2000, Product Schedule No. Two dated September 28, 2001, and Amendment to Product Schedule No. Two dated December 23, 2003.
10	.11◆◆(1)	—	JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 2004.
10	.12**(1)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and Kristen L. Magnuson, amending certain stock options granted to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on September 11, 1997 and January 27, 1998.
10	.13†(1)	—	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement).
10	.14††(1)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.
10	.15◆(1)(3)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

Exhibit #			Description of Document

10	.16◆(1)(3)	—	Form of Nonstatutory Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.
10	.17◆(1)(4)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.
10	.18◆(1)(5)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.
10	.19†††(1)	—	Executive Employment Agreement between Christopher Koziol and JDA Software Group, Inc. dated June 13, 2005.
10	.20▲(1)	—	Restricted Stock Units Agreement between Christopher Koziol and JDA Software Group, Inc. dated November 3, 2005.
10	.21▲(1)	—	Form of Restricted Stock Unit Agreement to be used in connection with restricted stock units granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.
10	.22▲▲(1)	—	Standard Form of Restricted Stock Agreement to be used in connection with restricted stock granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.
10	.23▲▲(1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Hamish N. Brewer pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.
10	.24▲▲(1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Kristen L. Magnuson pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.
10	.25▲▲(1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Christopher J. Koziol pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.
10	.26▲▲▲	—	Preferred Stock Purchase Agreement by and among JDA Software Group, Inc. and Funds Affiliated with Thoma Cressey Equity Partners Inc. dated as of April 23, 2006.
10	.27▲▲▲	—	Registration Rights Agreement Between JDA Software Group, Inc. and Funds Affiliated With Thoma Cressey Equity Partners Inc. dated as of April 23, 2006.
14	.1◆◆	—	Code of Business Conduct and Ethics.
21.1		—	Subsidiaries of Registrant.
23.1		—	Consent of Independent Registered Public Accounting Firm.
31.1		—	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2		—	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1		—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.
**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.
***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, as filed on August 9, 2007.
****	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 12, 2002.
†	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998.
††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed on November 13, 1998.
†††	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 16, 2005, as filed on June 20, 2005.

††††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed on November 9, 2006.
◆	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.
◆◆	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004.
▲	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 28, 2005, as filed on November 3, 2005.
▲▲	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 16, 2006.
▲▲▲	Incorporated by reference to the Company’s Current Report on Form 8-K/A (Amendment No. 1) dated April 24, 2006, as filed on April 27, 2006.
▲▲▲▲	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 5, 2006, as filed on July 7, 2006.
(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.
(2)	Confidential treatment has been granted as to part of this exhibit.
(3)	Applies to James D. Armstrong.
(4)	Applies to Hamish N. Brewer.
(5)	Applies to Senior Executive Officers with the exception of James D. Armstrong and Kristen L. Magnuson.