Form 10-Q
period 2008-03-31
JDA SOFTWARE GROUP INC
filed 2008-05-12
CIK 1006892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 30,596,843 as of May 2, 2008.

JDA SOFTWARE GROUP, INC.
FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts, unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$109,718	$95,288
Accounts receivable, net	82,543	74,659
Income tax receivable	—	463
Deferred tax asset	8,274	8,203
Prepaid expenses and other current assets	17,993	15,925

Total current assets	218,528	194,538

Non-Current Assets:
Property and equipment, net	45,555	44,858
Goodwill	134,561	134,561
Other Intangibles, net:
Customer lists	138,688	144,344
Acquired software technology	27,936	29,437
Trademarks	2,593	3,013
Deferred tax asset	62,384	62,029
Other non-current assets	9,740	9,445

Total non-current assets	421,457	427,687

Total Assets	$639,985	$622,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,978	$3,559
Accrued expenses and other liabilities	43,876	48,559
Income tax payable	2,270	—
Current portion of long-term debt	1,750	7,027
Deferred revenue	86,491	67,530

Total current liabilities	139,365	126,675

Non-Current Liabilities:
Long-term debt	92,164	92,536
Accrued exit and disposal obligations	11,059	11,797
Liability for uncertain tax positions	5,529	5,421

Total non-current liabilities	108,752	109,754

Total Liabilities	248,117	236,429

Redeemable Preferred Stock	50,000	50,000

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized, 50,000,000 shares; issued 31,658,681 and 31,378,768 shares, respectively	317	314
Additional paid-in capital	299,921	295,694
Deferred compensation	(6,526)	(3,526)
Retained earnings	58,500	53,144
Accumulated other comprehensive gain	4,743	3,814

	356,955	349,440
Less treasury stock, at cost, 1,268,612 and 1,189,269 shares, respectively	(15,087)	(13,644)

Total stockholders’ equity	341,868	335,796

Total liabilities and stockholders’ equity	$639,985	$622,225

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data, unaudited)

	Three Months Ended
	March 31,
	2008	2007
REVENUES:
Software licenses	$20,036	$17,028
Maintenance services	45,812	44,478

Product revenues	65,848	61,506

Consulting services	25,824	26,749
Reimbursed expenses	2,203	2,462

Service revenues	28,027	29,211

Total revenues	93,875	90,717

COST OF REVENUES:
Cost of software licenses	1,053	465
Amortization of acquired software technology	1,501	1,871
Cost of maintenance services	11,196	11,053

Cost of product revenues	13,750	13,389

Cost of consulting services	19,860	21,274
Reimbursed expenses	2,203	2,462

Cost of service revenues	22,063	23,736

Total cost of revenues	35,813	37,125

GROSS PROFIT	58,062	53,592

OPERATING EXPENSES:
Product development	13,676	13,787
Sales and marketing	16,109	14,808
General and administrative	11,600	10,288
Provision for doubtful accounts	—	288
Amortization of intangibles	6,076	3,963
Restructuring charges and adjustments to acquisition-related reserves	756	4,044
Gain on sale of office facility	—	(4,128)

Total operating expenses	48,217	43,050

OPERATING INCOME	9,845	10,542

Interest expense and amortization of loan fees	(2,482)	(3,450)
Interest income and other, net	1,297	669

INCOME BEFORE INCOME TAX PROVISION	8,660	7,761

Income tax provision	3,304	2,345

NET INCOME	$5,356	$5,416

BASIC EARNINGS PER SHARE	$.16	$.16

DILUTED EARNINGS PER SHARE	$.15	$.16

SHARES USED TO COMPUTE:
Basic earnings per share	33,924	33,069

Diluted earnings per share	35,085	33,563

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2008	2007
NET INCOME	$5,356	$5,416

OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of interest rate swap	(456)	(185)
Foreign currency translation gain	1,385	192

Total other comprehensive income	929	7

COMPREHENSIVE INCOME	$6,285	$5,423

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months
	Ended March 31,
	2008	2007
OPERATING ACTIVITIES:
Net income	$5,356	$5,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,055	8,234
Provision for doubtful accounts	—	288
Amortization of loan origination fees	164	548
Excess tax benefits from stock-based compensation	(5)	(92)
Share-based compensation expense	1,182	888
Net gain on sale of office facility	—	(4,128)
Net gain on disposal of property and equipment	—	26
Deferred income taxes	(426)	15
Changes in assets and liabilities, net of effects from business acquisition:
Accounts receivable	(7,975)	(7,893)
Income tax receivable	458	—
Prepaid expenses and other current assets	(2,556)	(3,096)
Accounts payable	1,403	750
Accrued expenses and other liabilities	(5,653)	(1,078)
Income tax payable	2,355	1,039
Deferred revenue	18,741	17,501

Net cash provided by operating activities	23,099	18,418

INVESTING ACTIVITIES:
Payment of direct costs related to acquisitions	(1,368)	(2,305)
Purchase of other property and equipment	(2,169)	(2,536)
Proceeds from disposal of property and equipment	69	6,801

Net cash (used in) provided by investing activities	(3,468)	1,960

FINANCING ACTIVITIES:
Issuance of common stock — equity plans	43	1,543
Excess tax benefits from stock-based compensation	5	92
Purchase of treasury stock	(1,443)	(28)
Principal payments on term loan agreement	(5,649)	(15,000)

Net cash used in financing activities	(7,044)	(13,393)

Effect of exchange rates on cash	1,843	559

Net increase in cash and cash equivalents	14,430	7,544
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	95,288	53,559

CASH AND CASH EQUIVALENTS, END OF PERIOD	$109,718	$61,103

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months
	Ended March 31,
	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$761	$1,372

Cash paid for interest	$2,051	$2,795

Cash received for income tax refunds	$205	$71

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Decrease in retained earnings from an accrual for uncertain tax positions	$—	$1,006

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:

Reduction of goodwill recorded in the acquisition of Manugistics Group, Inc.	$—	$3,998
See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)
1. Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements of JDA Software Group, Inc. (“we” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
          Certain reclassifications have been made to the consolidated statements of operations for the three months ended March 31, 2007 to conform to the current presentation. In the consolidated statement of income, we have separately reported the provision for doubtful accounts in operating expenses under the caption “Provision for doubtful accounts.” The provision for doubtful accounts was previously reported in operating expenses under the caption “General and administrative.” Beginning in 2008, foreign currency gains and losses will be reported in the consolidated statements of income under the caption “Interest income and other, net.” Foreign currently gains and losses have previously been reported in operating expenses under the caption “General and administrative” and were not material
2. Adoption of New Accounting Pronouncements
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. While SFAS No. 157 will not impact our valuation methods, it will expand our disclosures of assets and liabilities which are recorded at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted SFAS No. 157 effective January 1, 2008 and its adoption did not have a material impact on our financial position, results of operations and cash flows.
          In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective beginning the first fiscal year that begins after November 15, 2007. We do not currently intend to expand the use of fair value measurements in our financial reporting.
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

          At March 31, 2008, we had forward exchange contracts with a notional value of $19.6 million and an associated net forward contract receivable of $436,000. At December 31, 2007, we had forward exchange contracts with a notional value of $28.4 million and an associated net forward contract liability of $131,000. The forward contract receivables or liabilities are included under the captions “Prepaid expenses and other current assets” or “Accrued expenses and other liabilities” as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded a foreign currency exchange contract gain of $498,000 in first quarter 2008 and a foreign currency exchange contract loss of $58,000 in first quarter 2007.
          We are exposed to interest rate risk in connection with our long-term debt which provides for quarterly interest payments at the London Interbank Offered Rate (“LIBOR”) + 2.25%. To manage this risk, we entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. The interest rate swap was structured with decreasing notional amounts to match our expected pay down of the debt. The notional value of the interest rate swap was $76.0 million at March 31, 2008 and represented approximately 81% of the aggregate term loan balance. The interest rate swap agreement is effective through October 5, 2009 and has been designated a cash flow hedge derivative. We evaluate the effectiveness of the cash flow hedge derivative on a quarterly basis. During first quarter 2008 the hedge was highly effective and a net unrealized loss of $456,000 was recorded in “Accumulated other comprehensive income.” The interest rate swap had a negative fair value of $1.8 million as of March 31, 2008. This value was determined in accordance with SFAS No. 157 using Level 2 observable inputs and approximates the net loss that would have been realized if the contract had been settled as of March 31, 2008.
4. Goodwill and Other Intangibles, net
          Goodwill and other intangible assets consist of the following:

		March 31, 2008		December 31, 2007
		Gross
	Estimated	Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization

Goodwill		$134,561	$—	$134,561	$—

Other intangibles:

Amortized intangible assets

Customer Lists	8 to 13 years	183,383	(44,695)	183,383	(39,039)
Acquired software technology	5 to 15 years	65,847	(37,911)	65,847	(36,410)
Trademarks	3 to 5 years	5,191	(2,598)	5,191	(2,178)

		254,421	(85,204)	254,421	(77,627)

		$388,982	$(85,204)	$388,982	$(77,627)

          We found no indication of impairment of our goodwill balances during the three months ended March 31, 2008 and, absent future indicators of impairment, the next annual impairment test will be performed in fourth quarter 2008. As of March 31, 2008, the goodwill balance has been allocated to our reporting units as follows: $86.6 million to Retail, $44.3 million to Manufacturing and Distribution, and $3.7 million to Services Industries.
          Amortization expense for first quarter 2008 and 2007 was $7.6 million and $5.8 million, respectively. The increase in first quarter 2008 results primarily from a change in the estimated useful life of certain customer lists to reflect current trends in attrition. With this change, the quarterly amortization expense on customer lists increased approximately $2.1 million per quarter, beginning first quarter 2008 and continuing over the remaining useful life of the related customer lists which extend through June 2014. This change had a $0.04 per share impact (reduction) on first quarter 2008 basic and diluted earnings per share calculations.
          Amortization expense is reported in the consolidated statements of income within cost of revenues under the caption “Amortization of acquired software technology” and in operating expenses under the caption “Amortization of intangibles.” As of March 31, 2008, we expect amortization expense for the remainder of 2008 and the next four years to be as follows:

Year	Amortization
2008	$22,003
2009	$27,554
2010	$26,277
2011	$25,962
2012	$25,500
5. Acquisition Reserves
          In conjunction with the acquisition of Manugistics, we recorded initial acquisition reserves of $47.4 million for restructuring charges and other direct costs associated with the acquisition. These costs related primarily to facility closures, employee severance and termination benefits, investment banker fees, change-in-control payments, and legal and accounting costs. We decreased the acquisition reserves by $3.3 million in 2007 based on our revised estimates of the restructuring costs to exit certain of the activities of Manugistics. Substantially all of these adjustments were made by June 30, 2007 and included in the final purchase price allocation. Any adjustments made subsequent to June 30, 2007 have been included in the Condensed Consolidated Statements of Operations under the caption “Restructuring charges and adjustments to acquisition-related reserves.” The unused portion of the acquisition reserves was $16.8 million at March 31, 2008, of which $5.8 million is included in current liabilities under the caption “Accrued expenses and other current liabilities” and $11.0 million is included in non-current liabilities under the caption “Accrued exit and disposal obligations.”
          A summary of the charges and adjustments recorded against the reserves is as follows:

				Impact of				Impact of
				Changes in	Balance			Changes in	Balance
	Initial	Adjustments	Cash	Exchange	December 31,	Adjustments	Cash	Exchange	March 31,
Description of charge	Reserve	to Reserves	Charges	Rates	2007	to Reserves	Charges	Rates	2008

Restructuring charges under EITF 95-3:
Office closures, lease terminations and sublease costs	$29,212	$(3,381)	$(9,246)	$91	$16,676	$—	$(1,213)	$(10)	$15,453
Employee severance and termination benefits	3,607	(190)	(2,297)	95	1,215	(38)	(7)	95	1,265
IT projects, contract termination penalties, capital lease buyouts and other costs to exit activities of Manugistics	1,450	249	(1,484)	—	215	—	(148)	—	67

	34,269	(3,322)	(13,027)	186	18,106	(38)	(1,368)	85	16,785

Direct costs under SFAS No. 141:
Legal and accounting costs	3,367	52	(3,368)	—	51	—	—	—	51
Investment banker fees	4,555	—	(4,555)	—	—	—	—	—	—
Dealer manager, paying agent, depository and information agent fees	259	—	(259)	—	—	—	—	—	—
Due diligence fees and expenses	335	—	(335)	—	—	—	—	—	—
Filing fees, valuation services and other	242	(46)	(196)	—	—	—	—	—	—
Change-in-control payments	4,367		(4,367)	—	—	—	—	—	—

	13,125	6	(13,080)	—	51	—	—	—	51

Total	$47,394	$(3,316)	$(26,107)	$186	$18,157	$(38)	$(1,368)	$85	$16,836

          The office closures, lease termination and sublease costs are costs of a plan to exit an activity of an acquired company as described in Financial Accounting Standards Board Emerging Issues Task Force Issue No. 95-3 (“EITF No. 95-3”), Recognition of Liabilities in Connection with a Purchase Business Combination, and include the estimated costs of management’s plan to shut down and/or vacate eight offices of Manugistics shortly after the acquisition date. These costs have no future economic benefit to the Company and are incremental to the other costs incurred by the Company or Manugistics. Adjustments made to the initial reserve for facility closures are due primarily to our revised estimates and finalization of market adjustments on unfavorable office facility leases in Rockville, Maryland and the United Kingdom and adjustments for sublease rentals, primarily in the Rockville facility.
          Employee severance and termination benefits are costs resulting from a plan to terminate employees from the acquired company as described in EITF No. 95-3. As of the consummation date of the acquisition, executive management approved a plan to terminate approximately 110 of the 765 full time employees of Manugistics. In the first three months following the consummation of the Manugistics acquisition, management completed the assessment of which employees would be terminated and communicated the termination arrangements to the affected employees in accordance with statutory requirements of the local jurisdictions in which the employees were located. Adjustments made to the initial reserve for employee severance and termination benefits are due primarily to our revised estimate of settlement costs on certain foreign employees. As of March 31, 2008, the remaining balance in the reserve is related to certain foreign employees.
6. Restructuring Charges
2008 Restructuring Charge
          We recorded a restructuring charge of $794,000 in first quarter 2008 that included $722,000 in termination benefits, primarily related to a workforce reduction of 13 consulting and sales-related positions in the United States and the European region, and $72,000 for office closure and integration costs of redundant office facilities. As of March 31, 2008, substantially all costs associated with these restructuring charges have been paid with the exception of $168,000 which is primarily for termination benefits for foreign employees and included in the caption “Accrued expenses and other current liabilities.” We expect substantially all of the remaining costs to be paid in 2008.
2007 Restructuring Charges
          We recorded restructuring charges of $6.2 million in 2007 including $4.0 million in first quarter 2007. The restructuring charges included $5.9 million for termination benefits primarily related to a workforce reduction of approximately 120 full-time employees (“FTE”) in our Scottsdale, Arizona product development group as a direct result of our decision to standardize future product offerings on the JDA Enterprise Architecture platform and a reduction of approximately 40 FTE in our worldwide consulting services group. The restructuring charges also included $292,000 for the closure and integration costs of redundant office facilities. As of March 31, 2008, all costs associated with the 2007 restructuring charges have been paid with the exception of a $167,000 reserve for termination benefits, primarily for foreign employees, and a $39,000 reserve for office closures which are included in the caption “Accrued expenses and other current liabilities.” We expect substantially all of the remaining termination benefits and office closure costs to be paid in 2008.
7. Long-term Debt
          During first quarter 2008, we repaid $5.6 million of our long-term debt including a scheduled quarterly installment of $437,500 plus an additional $5.2 million mandatory repayment based on a percentage of our annual excess cash flow, as defined in the agreement. As of March 31, 2008 and December 31, 2007 long-term debt consists of the following:

	March 31,	December 31,
	2008	2007

Term loans, bearing variable interest based on LIBOR + 2.25% per annum, due in quarterly installments of $437,500 through July 5, 2013, with the remaining balance due at maturity	$93,914	$99,563
Less current portion	(1,750)	(7,027)

	$92,164	$92,536

          We have entered into an interest rate swap agreement to fix LIBOR at 5.365% (see Note 3). As of March 31, 2008, scheduled principal maturities for the remainder of 2008 and the next four years and thereafter are as follows:

Year	Scheduled Maturities
2008	$1,313
2009	1,750
2010	1,750
2011	1,750
2012	1,750
Thereafter	$85,601
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
          The calculation of basic and diluted earnings per share for first quarter 2008 and 2007 includes the assumed conversion of the Series B Preferred Stock into common stock as of the beginning of the period. The dilutive effect of outstanding stock options is included in the diluted earnings per share calculations for first quarter 2008 and 2007 using the treasury stock method. The diluted earnings per share calculations for first quarter 2008 and 2007 exclude approximately 646,000 and 1.4 million, respectively, of vested options for the purchase of common stock that have exercise prices in excess of the average market price and as a result would be anti-dilutive. In addition, the diluted earnings per share calculations for first quarter 2008 and 2007 exclude 259,516 contingently issuable performance share awards and 502,935 contingently issuable restricted stock units, respectively for which all necessary conditions had not been met (see Note 10). Earnings per share for first quarter 2008 and 2007 are calculated as follows:

	Three Months
	Ended March 31,
	2008	2007
Net income and undistributed earnings	$5,356	$5,416
Allocation of undistributed earnings:
Common Stock	4,787	4,826
Series B Preferred Stock	569	590

	$5,356	$5,416

Weighted Average Shares:
Common Stock	30,320	29,465
Series B Preferred Stock	3,604	3,604

Shares — Basic earnings per share	33,924	33,069
Dilutive common stock equivalents	1,161	494

Shares — Diluted earnings per share	35,085	33,563

Basic earnings per share applicable to common shareholders:
Common Stock	$.16	$.16

Series B Preferred Stock	$.16	$.16

Diluted earnings per share applicable to common shareholders	$.15	$.16

10. Stock-Based Compensation
          Restricted Stock Units. Our Board of Directors approved a special Manugistics Incentive Plan (“Integration Plan”) on August 18, 2006. The Integration Plan provided for the issuance of contingently issuable restricted stock units under the 2005 Incentive Plan to executive officers and certain other members of our management team if we were able to successfully integrate the Manugistics acquisition and achieve a defined performance threshold goal in 2007. The performance threshold goal was defined as $85 million of adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which excludes certain non-routine items. A partial pro-rata issuance of restricted stock units would be made if we achieved a minimum performance threshold. The Board approved additional contingently issuable restricted stock units under the Integration Plan for executive officers and new participants in 2007. The Company’s actual EBITDA performance for 2007 was approved by the Board in January 2008 and qualified participants for a pro-rata issuance equal to 99.25% of the contingently issuable restricted stock units. In total, 502,935 restricted stock units were issued on January 28, 2008 with a grant date fair value of $8.1 million. The restricted stock units vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period.
          A deferred compensation charge of $8.1 million was recorded in the equity section of our balance sheet during 2007, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. Stock-based compensation is being recognized on a graded vesting basis over the requisite service periods that run from the date of the various board approvals through January 2010. We recognized $5.4 million in stock-based compensation expense related to these restricted stock unit awards in 2007, including $778,000 in first quarter 2007, plus an additional $332,000 in first quarter 2008. These charges are reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”
          Performance Share Awards. On February 7, 2008, the Board approved an incentive plan for 2008 similar to the Integration Plan (“New Incentive Plan”). The New Incentive Plan provides for the issuance of contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we are able to achieve a defined performance threshold goal in 2008. The performance threshold goal is defined as $95 million of adjusted EBITDA, which excludes certain non-routine items. A partial pro-rata issuance of performance share awards will be made if we achieve a minimum performance threshold. The New Incentive Plan initially provides for up to 259,516 contingently issuable performance share awards. The performance share awards, if any, will be issued after the approval of our 2008 financial results in January 2009 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period.
          The Company’s performance against the defined performance threshold goal of the New Incentive Plan will be evaluated on a quarterly basis throughout 2008 and stock-based compensation recognized over the requisite service period that runs from the date of board approval through January 2011. A deferred compensation charge of $4.2 million was recorded in the equity section of our balance sheet in first quarter 2008, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. Although all necessary service and performance conditions have not been met through March 31, 2008, based on first quarter 2008 results and the outlook for the remainder of 2008, management has determined that it is probable that the performance condition will ultimately be met. As a result, we recorded $703,000 in stock-based compensation expense related to these awards in first quarter 2008 on a graded vesting basis. This charge is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.” If we achieve the defined performance threshold goal we would expect to recognize approximately $2.8 million of the award as stock-based compensation in 2008.
          During first quarter 2008 and 2007, we recorded stock-based compensation expense of $147,000 and $110,000, respectively related to other 2005 Incentive Plan awards.
11. Income Taxes
          We calculate income taxes on an interim basis using the year-to-date effective tax rate and record discrete tax adjustments in the reporting period in which they occur. Because the Company is subject to income taxes in numerous jurisdictions and the timing of software and consulting income by jurisdiction can vary significantly, we are unable to reliably estimate an overall annual effective tax rate. In accordance with Financial Accounting Standards Board Interpretation No. 18, "Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28,” we calculate our tax provision on an interim basis using the year-to-date effective tax rate and record discrete tax adjustments in the reporting period in which they occur. A summary of the income tax provision recorded in first quarter 2008 and 2007 is as follows:

	Three Months Ended
	March 31,
	2008	2007
Income before income tax provision	$8,660	$7,761
Effective tax rate	37%	30%

Income tax provision at effective tax rate	3,200	2,293
Discrete tax item benefits:
Interest and penalties on uncertain tax positions	108	115
Changes in estimate and foreign statutory rates	(4)	(63)

Total discrete tax item benefits	104	52

Income tax provision	$3,304	$2,345

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
          The income tax provision recorded in first quarter 2008 and 2007 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during first quarter 2008 and 2007 of $5,000 and $92,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in capital.
          The effective tax rate in first quarter 2008 is higher than the effective tax rate in first quarter 2007 primarily due to the mix of revenue by jurisdiction being weighted more toward the United States which has a higher effective tax rate.
          We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. The amount of unrecognized tax benefits at January 1, 2007 was $3.5 million, of which $799,000 would impact our effective tax rate if recognized. With the adoption of FIN 48, we recognized a charge of approximately $1.0 million to beginning retained earnings for uncertain tax positions. In addition, a FIN 48 adjustment of $2.9 million was made to the purchase price allocation on the Manugistics acquisition to record a tax liability for uncertain tax positions which increased the goodwill balance. Other than the settlement of a tax audit in Germany, which could result in a decrease of approximately $800,000 in the FIN 48 tax liability in 2008, we do not believe there are any uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
          To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision. We accrued additional interest and penalties related to uncertain tax positions of $108,000 and $115,000 in first quarter 2008 and 2007, respectively which are included as a component of income tax expense.
          We conduct business globally and, as a result, JDA Software Group, Inc. or one or more of our subsidiaries files income tax returns in the U.S. and various state and foreign jurisdictions. In the normal course of business we are subjected to examination by taxing authorities throughout the world, including material countries such as Australia, Canada, China, France, Germany, Japan, Singapore, the U.K. and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2002. The Internal Revenue Service has completed their examination of the 2003 and 2004 tax years without any material adjustments. We are currently under audit by the Internal Revenue Service for the 2006 tax year. We expect the examination phase of this audit to be completed in 2008 and we do not anticipate any material adjustments. We are under examination in Canada for tax years 2003 and 2004. We do not anticipate material adjustments from either of these audits.
          JDA Software Group, Inc. has accepted an invitation to participate in the Compliance Assurance Program (“CAP”) beginning in 2007. The CAP program was developed by the Internal Revenue Service to allow for transparency and to remove uncertainties in tax compliance. The CAP program is offered by invitation only to those companies with both a history of immaterial audit adjustments and a high level of tax complexity and will involve a review of each quarterly tax provision. Our participation in the

CAP program has commenced and the Internal Revenue Service has completed their review of our first, second and third quarter 2007 tax provisions. No material adjustments have been made as a result of these reviews.
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

	Three Months
	Ended March 31,
	2008	2007
Revenues:

Americas	$62,849	$60,886
Europe	22,424	21,331
Asia/Pacific	8,602	8,500

Total revenues	$93,875	$90,717

	March 31,	December 31,
	2008	2007
Identifiable assets:

Americas	$480,060	$470,205
Europe	112,605	108,390
Asia/Pacific	47,320	43,630

Total identifiable assets	$639,985	$622,225

          Revenues in the Americas for first quarter 2008 and 2007 include $56.2 million and $55.1 million from the United States, respectively. Identifiable assets for the Americas include $453.1 million and $446.3 million in the United States as of March 31, 2008 and December 31, 2007, respectively.
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

          A summary of the revenues, operating income (loss) and depreciation attributable to each of these reportable business segments for first quarter 2008 and 2007 is as follows:

	Three Months
	Ended March 31,
	2008	2007
Revenues:
Retail	$49,225	$48,617
Manufacturing and Distribution	39,573	38,686
Services Industries	5,077	3,414

	$93,875	$90,717

Operating income (loss):
Retail	$13,019	$10,224
Manufacturing and Distribution	14,682	15,497
Services Industries	576	(724)
Other (see below)	(18,432)	(14,455)

	$9,845	$10,542

Depreciation:
Retail	$1,120	$1,122
Manufacturing and Distribution	901	893
Services Industries	116	79

	$2,137	$2,094

Other:
General and administrative expenses	$11,600	$10,288
Provision for doubtful accounts	—	288
Amortization of intangible assets	6,076	3,963
Restructuring charge	756	4,044
Gain on sale of office facility	—	(4,128)

	$18,432	$14,455

          Operating income in the Retail, Manufacturing and Distribution and Services Industry reportable business segments includes direct expenses for software licenses, maintenance services, service revenues, product development expenses and losses on impairment of trademarks and goodwill as well as allocations for sales and marketing expenses, occupancy costs, depreciation expense and amortization of acquired software technology. The “Other” caption includes general and administrative expenses and other charges that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segment.
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Significant Trends and Developments in Our Business
          Outlook for Second Quarter 2008. We believe software license sales will continue to be strong in second quarter 2008 based upon our review of our sales pipeline. We also expect our maintenance renewal trends to remain steady. We continue to struggle, however, with the performance of our consulting services business.
          The consulting services business continues to be impacted by low rate competition, fixed price engagements and by our product mix, which for several years has favored solutions that require less implementation services. We have also begun to see an increased interest and involvement by large systems integrators and small specialist consulting firms on some of our projects, particularly in North America, which has resulted in a dilution of the consulting revenues that we receive from these projects. Furthermore, we are seeing an increase in the length of time between the execution of a software license and the actual commencement of the related implementation project. As a result, the timing of consulting services revenues on new projects has and may continue to be delayed for one or more quarters after a software license has been signed.
          We are revamping the market strategy and approach for our consulting services business, including the reorganization of our senior practice teams in North America in order to ensure greater continuity and effectiveness in our processes, from services proposal through to final project execution. We have also introduced an Innovator Adopter Program that is designed to provide enhanced focus, support and services from our product development, customer support and consulting services groups to assist early adopters to implement and gain maximum value from new products. We currently expect a modest sequential increase in consulting services revenue in second quarter 2008 as well as an increase in service costs due to our investment in the Center of Excellence (“CoE”). We believe our consulting services business will be positively impacted by our improved software sales performance in fourth quarter 2007 and first quarter 2008, particularly in North America. We also believe the consulting services business will be positively impacted by our CoE initiative, although we cannot predict when we will feel the full benefits of the CoE. We are on track with our recruiting and training and have already begun cycling implementation projects through the CoE, successfully completing several projects in the Americas and European regions during first quarter 2008. We have a healthy pipeline of future projects from all regions for the CoE that should result in increased volume of work through the CoE, particularly in the second half of 2008.
          We believe it is too early to conclude that our positive first quarter 2008 operating results represent a trend for the remainder of 2008. It is normal for our business to experience quarterly fluctuations and software revenues will continue to be subject to normal quarter-to-quarter variability. Although we continue to see some software deals being delayed, this slippage is being offset by the increased number of opportunities in our sales pipeline. We believe our sales pipeline is as strong entering second quarter 2008 as it was entering fourth quarter 2007, and includes both large transactions ≥ $1.0 million and mid-size software sales opportunities in the $300,000 to $700,000 range. We are comfortable with our current operating model, and with our ability to achieve our profitability goals for the remainder of 2008, subject to continued revenue performance. Further, we do not currently anticipate any major adjustments to our overall cost structure throughout the balance of the year, other than the previously announced expansion of our operations in India and the creation of the CoE. As a result, we do not believe there is any compelling reason to change our annual guidance for 2008 at this time, nor do we plan to provide quarter-to-quarter guidance. The following summarizes our previously announced annual guidance for 2008, which includes ranges for software revenues, total revenues and GAAP earnings per share that we believe are realistic and achievable:

2008 Annual Guidance
	Low End	High End
Software revenues	$75 million	$85 million
Total revenues	$382 million	$395 million
GAAP earnings per share	$0.76	$0.78
          Our Plans do not Contemplate Significant Economic Impact on our Software Sales. Despite uncertainties in the economy, we remain cautiously optimistic about our prospects for second quarter and the remainder of 2008 due to our recent strong sales performance. Software sales will continue to be the leading indicator for our business. We have identified only a small number of transactions during 2007 and first quarter 2008 that appear to have been impacted by the economy and that resulted in either a reduction in the scope of the license or in the indefinite delay of a planned project. We do not currently see any clear evidence that our prospects have or will change dramatically; however, there is inherent uncertainty in our sales pipeline and due to the nature of our sales cycle we have limited ability to fully anticipate actual quarterly results. We do believe that as companies consider the economic uncertainty of the future and the potential for flat or declining sales, they may seek more efficiency in existing business assets and we believe this scenario could favor our products and offerings.
          We Are Making an Incremental Investment to Expand our Operations in India in 2008 and Create a Center of Excellence. We acquired our first off-shore development facility in Hyderabad, India in the Manugistics acquisition. This operation employed approximately 200 associates and was primarily focused on product development. Since the acquisition, we have taken time to more fully understand the risks and benefits of this business model before making any significant changes. In particular, we were initially concerned about associate attrition, which at the time of acquisition was running over 25%. Eighteen months later we have successfully delivered our first major product release through the India facility and have reduced associate attrition to approximately 13.5%. With this experience behind us, we have begun to implement changes that we believe will fundamentally improve our competitiveness and profitability. These changes include a $7.8 million incremental cost to expand our operations in India in 2008 and the creation of a comprehensive CoE that encompasses additional product development activities, customer implementation services, customer support services and internal administrative services. The costs are primarily related to the addition of approximately 230 new associates at our Hyderabad, India facility, approximately half of which we hope to hire during the first half of 2008. These costs will not be offset by on-shore reductions until sometime in second half 2008. Through first quarter 2008, we believe our plans for developing the CoE are on track. We have been able to find resources with the necessary skill sets and our training programs are underway. We added 60 FTE at the CoE during first quarter 2008.
          We believe the CoE will provide an improved business model for JDA and enhance our growth potential and operating results by:
➢	Accelerating the development of new solutions and innovations through expanded R&D bandwidth;

➢	Increasing the breadth and competitiveness of our consulting services through a blended delivery offering that combines high value on-shore consulting expertise and project management with lower cost off-shore resources;

➢	Enhancing our customer support service through faster resolution of complex customer issues;

➢	Accelerating the development of training content;

➢	Reducing the total cost of ownership of our solutions;

➢	Improving our competitiveness against companies that already operate low cost off-shore facilities, and against small, low-cost on-shore service providers;

➢	Accelerating the development of common business processes between major departments within JDA;

➢	Increasing our ability to take advantage of technology to optimize our internal operations; and

➢	Lowering our operating costs and improving our operating margins.
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
          We Expect our Total costs and Expenses to Increase in 2008. We expect our total costs and expenses, excluding amortization of intangibles and restructuring charges, to increase between 2% and 5% in 2008 compared to 2007. This increase primarily includes incremental expense in our services and product development functions as associates are added in India during the transition to the CoE. We also plan modest increases in our overall investment in sales and marketing in 2008. We expect to incur restructuring charges of $1.0 million to $1.3 million for termination of redundant headcount and closure of office facilities in first half 2008, which includes the restructuring charge of $794,000 taken in first quarter 2008.
          We Will Continue to Actively Look for Strategic Acquisition Opportunities in 2008. We have substantially completed the integration of the sales, customer support, consulting services and administrative functions from the Manugistics acquisition, and have made significant progress in our plans for the integration of our combined solution suite and operating platform. As a result, we believe we are now ready to undertake another acquisition, and are actively looking for strategic acquisition opportunities in 2008.
          Summary of First Quarter 2008 Results. Software license sales increased $3.0 million or 18% in first quarter 2008 compared to first quarter 2007 primarily due to a strong performance in our Americas region. We believe our competitive position remains strong, and we continue to maintain consistent competitive win rates in our markets. Software sales to new customers increased $561,000 or 9% to $6.5 million in first quarter 2008 compared to $5.9 million in first quarter 2007, and represented 32% and 35% of total software sales, respectively. We continue to have strong back-selling opportunities as sales to our install-base customers increased $2.4 million or 22% in first quarter 2008, compared to first quarter 2007. Our trailing twelve month average selling price increased $100,000 per deal or 34% to $392,000 in the 12-month period ended March 31, 2008, compared to $292,000 in the 12-month period ended March 31, 2007.
          We believe the market now recognizes that we are a specialized, domain-focused company with the financial strength, products and ability to invest that positions us to be a long-term contender in the market and compete successfully against large horizontal enterprise application companies in larger head-to-head sales opportunities, particularly those involving our supply chain planning and optimization solutions. Additionally, our leadership in planning and optimization solutions often creates opportunities for us to enhance existing ERP installations, significantly reducing direct competition from these large companies. We have closed ten large transactions ≥$1.0 million in the past six months, which is as many large transactions ≥$1.0 million as we closed in the prior 18 months.

          The following tables summarize software license revenue by region for first quarter 2008 compared to first quarter 2007:
Software License Revenues

	Three Months Ended March 31,
Region	2008	2007	$ Change	% Change
Americas	$13,241	$9,637	$3,604	37%
Europe	4,711	5,430	(719)	(13%)
Asia/Pacific	2,084	1,961	123	6%

Total	$20,036	$17,028	$3,008	18%

          Software sales performance in the Americas region in first quarter 2008 and during 2007, and in particular the United States, continues to reflect the positive impact of the organizational changes that were made to the regional sales management team during the second half of 2006. These changes significantly increased our business development efforts and improved the sales force execution and sales performance in the region. We have a solid pipeline of sales opportunities in the Americas that includes both mid-size software deals and larger transactions ≥$1.0 million. The Americas is our largest region and, as a result, we believe the software sales performance in the region will continue to be a key driver of our overall success.
          Software sales performance in the European region decreased in first quarter 2008 compared to first quarter 2007. Although this was not a strong quarter for the European region, we have not identified any fundamental changes or underlying trends in this region. We have a stable sales organization in place in the region, the accuracy of the software forecast has been similar or better than our other regions over the past years and we continue to focus on business development activities in order to expand the quality and number of opportunities in the European sales pipeline. We continue to experience large fluctuations in quarterly software sales performance in the Asia/Pacific region but we believe that through improved focus on sales execution we can improve the performance of this region. We are introducing new sales management into the Asia/Pacific region and we believe these changes will help drive positive change.
          Maintenance services revenues increased $1.3 million or 3% in first quarter 2008 compared to first quarter 2007 and represented 49% of total revenues in each of these periods. Favorable foreign exchange rate variances provided a $1.1 million benefit to maintenance services revenues in first quarter 2008 compared to first quarter 2007 due to further weakening of the US dollar against substantially all foreign currencies in which we do business. Excluding the impact of the favorable foreign exchange rate variance, maintenance services revenues increased less than 1% in first quarter 2008 compared to first quarter 2007 as new maintenance revenues related to new software sales, rate increases on annual renewals and reinstatements of previously cancelled maintenance agreements were substantially offset by a decrease in recurring maintenance revenues due to attrition. The retention rate in our maintenance revenue install-base was approximately 94% in the 12-month period ended March 31, 2008. We believe our large annual recurring maintenance revenue base provides significant stability and enhances our ability to maintain profitable operations.
          Maintenance services gross profits were $34.6 million and $33.4 million in first quarter 2008 and 2007, respectively, and represented 76% and 75% of maintenance service revenues in these quarters, respectively. The increase in margin dollars is due primarily to the $1.3 million increase in maintenance revenues and a $257,000 decrease in fees and royalties paid to 3rd parties who provide first level support to certain of our customers, offset in part by an increase in costs resulting from a 2% increase in average headcount in first quarter 2008 compared to first quarter 2007. We expect maintenance services margins to continue to range between 74% and 76% throughout 2008. As of March 31, 2008 we had 284 employees in our customer support function compared to 265 at December 31, 2007 and 271 at March 31, 2007.
          Service revenues, which include consulting services, hosting services and training revenues, net revenues from our hardware reseller business and reimbursed expenses, decreased $1.2 million or 4% to $28.0 million in first quarter 2008 compared to first quarter 2007. The decrease is due primarily to low rate competition, fixed price engagements and by our product mix which for several years has favored solutions that require less implementation services. Our global utilization rate was 59% in first quarter 2008 compared to 53% in first quarter 2007 and our average blended global billing rates were $189 and $187 per hour, respectively in these periods.
          Service gross profit dollars increased $489,000 to $6.0 million in first quarter 2008 compared to first quarter 2007. The increase in service margin dollars is due primarily to reduced service costs resulting from a 15% decrease in average headcount, primarily as a result of the workforce reduction in our worldwide consulting group during second quarter 2007, and an $825,000 decrease in outside contractor costs on consulting projects in the United States, offset in part by the $1.2 million decrease in service revenues. Service margins as a percentage of service revenues were 21% in first quarter 2008 and 19% in first quarter 2007. Service margins will be impacted during 2008 by the temporary duplicate investment in consulting resources that will occur as we hire and train new associates in service-related functions at the CoE. We will continue our plan to aggressively hire associates for the CoE during second quarter 2008, and would expect the duplicate investment to decline later in the year. We currently anticipate that our service margins will remain in the low to mid 20% range throughout 2008 as we transition to the CoE. As of March 31, 2008 we had 434 employees in the services organization compared to 429 at December 31, 2007 and 498 at March 31, 2007.
          Product development expense was $13.7 million in first quarter 2008 which is flat compared to first quarter 2007. Although average headcount in our product development function increased 7% in first quarter 2008 compared to first quarter 2007, salaries and related benefits decreased $252,000 as new and replacement positions were filled with lower cost resources, including those added at the CoE operation in India. In addition, outside contractor costs decreased $268,000 in first quarter 2008 compared to first quarter 2007. These decreases were substantially offset by a $253,000 decrease in capitalized costs for ongoing funded development efforts and an increase in travel costs. We are expecting a modest sequential increase in product development expense in second quarter 2008 due to the temporary duplicate investment in product development resources that will occur as we hire and train new associates in development-related functions at the CoE. We will continue our plan to aggressively hire associates for the CoE during second quarter 2008, and would expect the duplicate investment to decline later in the year. As of March 31, 2008 we had 478 employees in our product development function compared to 462 at December 31, 2007 and 414 at March 31, 2007.
          Sales and marketing expense increased $1.3 million or 9% to $16.1 million in first quarter 2008 compared to first quarter 2007. The increase is due primarily to a $580,000 increase in commissions resulting from the 18% increase in software license sales, a 5% increase in average sales and marketing headcount and a $432,000 increase in marketing-related activities including costs for trade shows, public relations and industry analyst fees. As of March 31, 2008 we had 221 employees in sales and marketing function compared to 222 at December 31, 2007 and 213 at March 31, 2007, including quota carrying sales associates of 67, 68 and 64, respectively. We expect only a small increase in our in sales and marketing headcount in second quarter 2008; however, sales and marketing expense will continue to fluctuate quarterly with software license performance.
          General and administrative expense increased $1.3 million or 13% to $11.6 million in first quarter 2008 compared to first quarter 2007. The increase is due primarily to a 10% increase in average headcount, which resulted in higher salaries and related benefits, a $420,000 increase in incentive compensation due to the Company’s improved operating performance, including $234,000 in stock-based compensation and a $352,000 increase in accounting fees primarily for tax-related services. We expect general and administrative expense to decline about $800,000 sequentially in second quarter 2008 due to certain non-recurring costs and the timing of certain projects. As of March 31, 2008 we had 226 employees in general and administrative functions compared to 218 at December 31, 2007 and 203 at March 31, 2007.
          Amortization of intangibles increased $2.1 million in first quarter 2008 compared to first quarter 2007 due primarily to a change in the estimated useful life of certain customer lists to reflect current trends in attrition. With this change, the quarterly amortization expense on customer lists increased approximately $2.1 million per quarter, beginning first quarter 2008 and continuing over the remaining useful life of the related customer lists which extend through June 2014. This change had a $0.04 per share impact (reduction) on first quarter 2008 basic and diluted earnings per share calculations.
          We recorded a restructuring charge of $794,000 in first quarter 2008 that included $722,000 in termination benefits, primarily related to a workforce reduction of 13 consulting and sales-related positions in the United States and the European region, and $72,000 for office closure and integration costs of redundant office facilities.
          Performance Share Awards. On February 7, 2008, the Board approved an incentive plan for 2008 similar to the Integration Plan (“New Incentive Plan”). The New Incentive Plan provides for the issuance of contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we are able to achieve a defined performance threshold goal in 2008. The performance threshold goal is defined as $95 million of adjusted EBITDA which excludes certain non-routine items. A partial pro-rata issuance of performance share awards will be made if we achieve a minimum performance threshold. The New Incentive Plan initially provides for up to 259,516 contingently issuable performance share awards. The performance share awards, if any, will be issued after the approval of our 2008 financial results in January 2009 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period.
          The Company’s performance against the defined performance threshold goal of the New Incentive Plan will be evaluated on a quarterly basis throughout 2008 and stock-based compensation recognized over the requisite service period that runs from the date of board approval through January 2011. A deferred compensation charge of $4.2 million was recorded in the equity section of our balance sheet in first quarter 2008, with a related increase to additional paid-in capital, for the total grant date fair value of the awards.

Although all necessary service and performance conditions have not been met through March 31, 2008, based on first quarter 2008 results and the outlook for the remainder of 2008, management has determined that it is probable that the performance condition will ultimately be met. As a result, we recorded $703,000 in stock-based compensation expense related to these awards in first quarter 2008 on a graded vesting basis. This charge is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.” If we achieve the defined performance threshold goal we would expect to recognize approximately $2.8 million of the award as stock-based compensation in 2008.
          Restricted Stock Units. Our Board of Directors approved a special Manugistics Incentive Plan (“Integration Plan”) on August 18, 2006. The Integration Plan provided for the issuance of contingently issuable restricted stock units under the 2005 Incentive Plan to executive officers and certain other members of our management team if we were able to successfully integrate the Manugistics acquisition and achieve a defined performance threshold goal in 2007. The performance threshold goal was defined as $85 million of adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which excludes certain non-routine items. A partial pro-rata issuance of restricted stock units would be made if we achieved a minimum performance threshold. The Board approved additional contingently issuable restricted stock units under the Integration Plan for executive officers and new participants in 2007. The Company’s actual EBITDA performance for 2007 was approved by the Board in January 2008 and qualified participants for a pro-rata issuance equal to 99.25% of the contingently issuable restricted stock units. In total, 502,935 restricted stock units were issued on January 28, 2008 with a grant date fair value of $8.1 million. The restricted stock units vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period.
          A deferred compensation charge of $8.1 million was recorded in the equity section of our balance sheet during 2007, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. Stock-based compensation is being recognized on a graded vesting basis over the requisite service periods that run from the date of the various board approvals through January 2010. We recognized $5.4 million in stock-based compensation expense related to these restricted stock unit awards in 2007, including $778,000 in first quarter 2007, plus an additional $332,000 in first quarter 2008. These charges are reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”
          During first quarter 2008 and 2007, we recorded stock-based compensation expense of $147,000 and $110,000, respectively related to other 2005 Incentive Plan awards.
          A summary of total stock-based compensation by expense category for first quarter 2008 and 2007 is as follows:

	Three Months
	Ended March 31,
	2008	2007
Cost of maintenance services	$87	$78
Cost of consulting services	151	105
Product development	134	101
Sales and marketing	315	340
General and administrative	495	264

Total stock-based compensation	$1,182	$888

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
          Our Financial Position is Solid and We Are Generating Positive Cash Flow From Operations. We had working capital of $79.2 million at March 31, 2008 compared to $67.9 million at December 31, 2007. The working capital balances at March 31, 2008 and December 31, 2007 include $109.7 million and $95.3 million of cash and cash equivalents, respectively. We generated $23.1 million in cash flow from operations in first quarter 2008 compared to $18.4 million in first quarter 2007. Net accounts receivable were $82.5 million or 79 DSO at March 31, 2008 compared to $74.7 million or 68 DSO at December 31, 2007. During first quarter 2008 we paid $1.4 million of direct costs related to the Manugistics acquisition, spent $2.2 million on capital expenditures and repaid $5.6 million of our long-term debt including a scheduled quarterly installment of $437,500 plus an additional $5.2 million mandatory repayment based on a percentage of our annual excess cash flow, as defined in the agreement.

          We expect cash flow from operations to be positive in second quarter 2008. We also believe our cash position is sufficient to meet our operating needs for the foreseeable future.
Results of Operations
          The following table sets forth certain selected financial information expressed as a percentage of total revenues for first quarter 2008 and 2007 and certain gross margin data expressed as a percentage of software license revenue, maintenance services revenue, product revenues or services revenues, as appropriate:

	Three months
	Ended March 31,
	2008	2007
REVENUES:

Software licenses	21%	19%
Maintenance services	49	49

Product revenues	70	68

Consulting services	28	29
Reimbursed expenses	2	3

Service revenues	30	32

Total revenues	100	100

COST OF REVENUES:

Cost of software licenses	1	1
Amortization of acquired software technology	2	2
Cost of maintenance services	12	12

Cost of product revenues	15	15

Cost of consulting services	21	23
Reimbursed expenses	2	3

Cost of service revenues	23	26

Total cost of revenues	38	41

GROSS PROFIT	62	59

OPERATING EXPENSES:

Product development	15	15
Sales and marketing	17	16
General and administrative	12	12
Provision for doubtful accounts	—	—
Amortization of intangibles	6	4
Restructuring charges and adjustments to acquisition-related reserves	1	4
Gain on sale of office facility	—	(4)

Total operating expenses	51	47

OPERATING INCOME	11	12

Interest expense and amortization of loan fees	(3)	(4)
Other income and other, net	1	1

INCOME BEFORE INCOME TAX PROVISON	9	9

Income tax provision	3	3

NET INCOME	6%	6%

Gross margin on software licenses	95%	97%
Gross margin on maintenance services	76%	75%
Gross margin on product revenues	79%	78%
Gross margin on service revenues	21%	19%

          The following table sets forth a comparison of selected financial information, expressed as a percentage change between periods for first quarter 2008 and 2007. In addition, the table sets forth cost of revenues and product development expenses expressed as a percentage of the related revenues:

	% Change
	Three Months ended March 31,
	2008	2007 to 2008	2007
Revenues:

Software licenses	$20,036	18%	$17,028
Maintenance	45,812	3%	44,478

Product revenues	65,848	7%	61,506
Service revenues	28,027	(4%)	29,211

Total revenues	93,875	3%	90,717

Cost of Revenues:

Software licenses	1,053	126%	465
Amortization of acquired software technology	1,501	(20%)	1,871
Maintenance services	11,196	1%	11,053

Product revenues	13,750	3%	13,389
Service revenues	22,063	(7%)	23,736

Total cost of revenues	35,813	(4%)	37,125

Gross Profit	58,062	8%	53,592

Operating Expenses:

Product development	13,676	(1%)	13,787
Sales and marketing	16,109	9%	14,808
General and administrative	11,600	13%	10,288

	41,385	6%	38,883

Provision for doubtful accounts	—	(100%)	288
Amortization of intangibles	6,076	53%	3,963
Restructuring charge	756	(81%)	4,044
Gain on sale of office facility	—	(100%)	(4,128)

Operating income	$9,845	(7%)	$10,542

Cost of Revenues as a % of related revenues:
Software licenses	5%		3%
Maintenance services	24%		25%
Product revenues	21%		22%
Service revenues	79%		81%

Product Development as a % of product revenues	21%		22%

          The following tables set forth selected comparative financial information on revenues in our business segments and geographical regions, expressed as a percentage change between first quarter 2008 and 2007. In addition, the tables set forth the contribution of each business segment and geographical region to total revenues in first quarter 2008 and 2007, expressed as a percentage of total revenues:
Business Segments

		Manufacturing	Services
	Retail	& Distribution	Industries
	2008 vs 2007	2008 vs 2007	2008 vs 2007
Software licenses	8%	21%	113%
Maintenance services	9%	(2%)	10%

Product revenues	9%	2%	57%
Service revenues	(11%)	3%	37%

Total revenues	1%	2%	49%

Product development	(6%)	(2%)	56%
Sales and marketing	(4%)	28%	61%

Operating income	27%	(5%)	180%

			Manufacturing		Services
	Retail		& Distribution		Industries
	2008	2007	2008	2007	2008	2007
Contribution to total revenues	53%	53%	42%	43%	5%	4%
Geographical Regions

	The Americas	Europe	Asia/Pacific
	2008 vs 2007	2008 vs 2007	2007 vs 2006
Software licenses	37%	(13%)	6%
Maintenance services	1%	8%	4%

Product revenues	10%	1%	5%
Service revenues	(9%)	20%	(5%)

Total revenues	3%	5%	1%

	The Americas		Europe		Asia/Pacific
	2008	2007	2008	2007	2008	2007
Contribution to total revenues	67%	67%	24%	24%	9%	9%
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Product Revenues
          Software Licenses.
          Retail. Software license revenues in this reportable business segment increased 8% in first quarter 2008 compared to first quarter 2007, primarily due to an increased number of large transactions ≥ $1.0 million (“large transactions”). In total there were four large transactions in this reportable business segment in first quarter 2008 compared to one in first quarter 2007.

          Manufacturing & Distribution. Software license revenues in this reportable business segment increased 21% in first quarter 2008 compared to first quarter 2007, primarily due to an increase in follow-on sales to existing customers for new product or to expand the scope of an existing license. There were no large transactions in this reportable business segment in first quarter 2008 or 2007.
          Services Industries. Software license revenues in this reportable business segment increased 113% in first quarter 2008 compared to first quarter 2007, primarily due a large transaction with an existing customer. There were no large transactions in this reportable business segment in first quarter 2007.
          Regional Results. Software license revenues in the Americas region increased 37% in first quarter 2008 compared to first quarter 2007 due to our business development efforts and the continued improvement in our overall sales execution, particularly in the United States. There were three large transactions in the Americas region in first quarter 2008 compared to none in first quarter 2007.
          Software license revenues in the European region decreased 13% in first quarter 2008 compared to first quarter 2007 due to a decrease in mid-size software license sales to new customers. There was one large transaction in the European region in both first quarter 2008 and 2007.
          Software license revenues in the Asia/Pacific region increased 6% in first quarter 2008 compared to first quarter 2007 due to a large transaction. There were no large transactions in the Asia/Pacific region in first quarter 2007.
          Maintenance Services. Maintenance services revenues increased $1.3 million or 3% in first quarter 2008 compared to first quarter 2007 and represented 49% of total revenues in each of these periods. Favorable foreign exchange rate variances provided a $1.1 million benefit to maintenance services revenues in first quarter 2008 compared to first quarter 2007 due to further weakening of the US dollar against substantially all foreign currencies in which we do business. Excluding the impact of the favorable foreign exchange rate variance, maintenance services revenues increased less than 1% in first quarter 2008 compared to first quarter 2007 as new maintenance revenues related to new software sales, rate increases on annual renewals and reinstatements of previously cancelled maintenance agreements, were substantially offset by a decrease in recurring maintenance revenues due to normal attrition.
Service Revenues
          Service revenues decreased $1.2 million or 4% to $28.0 million in first quarter 2008 compared to first quarter 2007. The decrease is due primarily to low rate competition, fixed price engagements and by our product mix which for several years has favored solutions that require less implementation services..
          Fixed bid consulting services work represented 17% of total consulting services revenue in first quarter 2008 compared to 16% in first quarter 2007.
Cost of Product Revenues
          Cost of Software Licenses. The increase in cost of software licenses in first quarter 2008 compared to first quarter 2007 resulted primarily from a higher mix of licenses sold with products that include embedded 3rd party software applications and/or require payment of higher royalty fee obligations.
          Amortization of Acquired Software Technology. The decrease in amortization of acquired software technology in first quarter 2008 compared to first quarter 2007 resulted primarily from a decrease in amortization on software technology related to the Intactix suite of products that has now been fully amortized.
          Cost of Maintenance Services. The cost of maintenance services was flat in first quarter 2008 compared to first quarter 2007 as a $257,000 decrease in fees and royalties paid to 3rd parties who provide first level support to certain of our customers was substantially offset by an increase in costs resulting from a 2% increase in average headcount.
Cost of Service Revenues
          The decrease in cost of service revenues in first quarter 2008 compared to first quarter 2007 is due primarily to a 15% decrease in average headcount, primarily as a result of the workforce reduction in our worldwide consulting group during second quarter 2007 and an $825,000 decrease in outside contractor costs on consulting projects in the United States.

Gross Profit
          The increase in gross profit dollars in first quarter 2008 compared to first quarter 2007 resulted primarily from the $3.2 million increase in revenue and the $1.7 million decrease in cost of service revenues. The gross margin percentage increased to 62% in first quarter 2008 compared to 59% in first quarter 2007 due to the 18% increase in software license revenues which have a higher gross margin than maintenance and service revenues.
          The increase in service gross profit dollars in first quarter 2008 compared to first quarter 2007 is due primarily to reduced service costs resulting from a 15% decrease in average headcount, primarily as a result of the workforce reduction in our worldwide consulting group during second quarter 2007, which improved utilization rates, and an $825,000 decrease in outside contractor costs on consulting projects in the United States, offset in part by the $1.2 million decrease in service revenues. Service margins as a percentage of service revenues were 21% in first quarter 2008 and 19% in first quarter 2007.
Operating Expenses
          Product Development. Product development expense was flat in first quarter 2008 compared to first quarter 2007. Although average headcount in our product development function increased 7% in first quarter 2008 compared to first quarter 2007, salaries and related benefits decreased $252,000 as new and replacement positions were filled with lower cost resources, including those added at the CoE operation in India. In addition, outside contractor costs decreased $268,000 in first quarter 2008 compared to first quarter 2007. These decreases were substantially offset by a $253,000 decrease in capitalized costs for ongoing funded development efforts and an increase in travel costs.
          Sales and Marketing. The increase in sales and marketing expense in first quarter 2008 compared to first quarter 2007 is due primarily to a $580,000 increase in commissions resulting from the 18% increase in software license sales, a 5% increase in average sales and marketing headcount and a $432,000 increase in marketing-related activities including costs for trade shows, public relations and industry analyst fees.
          General and Administrative. The increase in general and administrative expense in first quarter 2008 compared to first quarter 2007 is due primarily to a 10% increase in average headcount, which resulted in higher salaries and related benefits, a $420,000 increase in incentive compensation due to the Company’s improved operating performance, including $234,000 in stock-based compensation and a $352,000 increase in accounting fees primarily for tax-related services.
          Provision of Doubtful Accounts. We recorded no provision for doubtful accounts in first quarter 2008 compared to $288,000 in first quarter 2007.
          Amortization of Intangibles. The increase in amortization of intangibles in first quarter 2008 compared to first quarter 2007 is due primarily from a change in the estimated useful life of certain customer lists to reflect current trends in attrition. With this change, the quarterly amortization expense on customer lists increased approximately $2.1 million per quarter, beginning first quarter 2008 and continuing over the remaining useful life of the related customer lists which extend through June 2014. This change had a $0.04 per share impact (reduction) on first quarter 2008 basic and diluted earnings per share calculations.
          Restructuring Charges and Adjustments to Acquisition Reserves. We recorded a restructuring charge of $794,000 in first quarter 2008 that included $722,000 in termination benefits, primarily related to a workforce reduction of 13 consulting and sales-related positions in the United States and the European region, and $72,000 for office closure and integration costs of redundant office facilities. We reduced the Manugistics acquisition reserves by $38,000 in first quarter 2008 due to our revised estimate of the reserves for employee severance and termination benefits.
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

Operating Income
          Operating income decreased $697,000 to $9.8 million in first quarter 2008 compared to operating income of $10.5 million in first quarter 2006. The decrease in operating income resulted primarily from an increase in amortization due to a change in the estimated useful life of certain customer list intangibles that was substantially offset by higher revenues.
          Operating income in our Retail reportable business segment increased to $13.0 million in first quarter 2008 compared to $10.2 million in first quarter 2007. The increase in operating income in this reportable business segment resulted primarily from a $2.7 million increase in product revenues, an 11% decrease in cost of service revenues and a 6% decrease in product development costs, offset in part by a $2.0 million decrease in service revenues.
          Operating income in our Manufacturing and Distribution reportable business segment decreased to $14.7 million in first quarter 2008 from $15.5 million in first quarter 2007. The decrease resulted primarily from a 28% increase in allocated sales and marketing costs based upon the pro rata share of software sales that came from this reportable business segment, offset in part by a 2% increase in total revenues.
          The Services Industries reportable business segment had operating income of $576,000 in first quarter 2008 compared to an operating loss of $724,000 in first quarter 2007. The increase resulted primarily from increases in product and service revenues of $1.1 million and $550,000, offset in part by an $847,000 increase in operating costs for product development and sales and marketing activities.
          The combined operating income reported in the reportable business segments excludes $18.4 million and $14.5 million of general and administrative expenses and other charges in first quarter 2008 and 2007, respectively, that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segments.
Other Income (Expense)
          Interest Expense and Amortization of Loan Fees. We incurred interest expense of $2.3 million and recorded $164,000 in amortization of loan origination fees in first quarter 2008 compared to $2.9 million and $548,000, respectively in first quarter 2007. During fourth quarter 2007 we revised the amortization period for the loan origination fees to extend through the scheduled maturity date based on management’s decision that the Company will only make scheduled quarterly installments or other mandatory repayments over the remaining term of the loan rather than accelerate the repayment of the debt obligations. We repaid $5.6 million of our long-term debt in first quarter 2008 including a scheduled quarterly installment of $437,500 plus an additional $5.2 million mandatory repayment based on a percentage of our annual excess cash flow, as defined in the agreement. We repaid $15.0 million of the long-term debt obligations in first quarter 2007.
          Interest Income and Other, Net. We recorded interest income and other, net of $1.3 million in first quarter 2008 compared to $669,000 in first quarter 2007. The increase is due primarily to a $498,000 increase in foreign currency gains. Foreign currency gains and losses were previously reported in operating expenses and were not material.

Income Tax Provision
          We calculate income taxes on an interim basis using the year-to-date effective tax rate and record discrete tax adjustments in the reporting period in which they occur. A summary of the income tax provision recorded in first quarter 2008 and 2007 is as follows:

	Three Months Ended
	March 31,
	2008	2007
Income before income tax provision	$8,660	$7,761
Effective tax rate	37%	30%

Income tax provision at effective tax rate	3,200	2,293

Discrete tax item benefits:
Interest and penalties on uncertain tax positions	108	115
Changes in estimate and foreign statutory rates	(4)	(63)

Total discrete tax item benefits	104	52

Income tax provision	$3,304	$2,345

          The income tax provision recorded in first quarter 2008 and 2007 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during first quarter 2008 and 2007 of $5,000 and $92,000, respectively. These tax benefits reduce our income tax liabilities and are included as an increase to additional paid-in capital.
          The effective tax rate in first quarter 2008 is higher than the effective tax rate in first quarter 2007 primarily due to the mix of revenue by jurisdiction being weighted more toward the United States which has a higher effective tax rate.
Liquidity and Capital Resources
          We had working capital of $79.2 million at March 31, 2008 compared to $67.9 million at December 31, 2007. The working capital balances at March 31, 2008 and December 31, 2007 include $109.7 million and $95.3 million of cash and cash equivalents, respectively. Our excess cash balances are invested primarily in money market accounts. The increase in working capital resulted primarily from $23.1 million in cash flow from operating activities, offset in part by the repayment of $5.6 million of long-term debt and $2.2 million of capital expenditures.
          Net accounts receivable were $82.5 million or 79 days sales outstanding (“DSO”) at March 31, 2008 compared to $74.7 million or 68 DSO at December 31, 2007. Our quarterly DSO results historically increase during the first quarter of each year due to the heavy annual maintenance renewal billings that occur during this time frame and then typically decrease slowly over the remainder of the year. DSO results can fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenues that comes from software license sales which typically have installment payment terms, seasonality, shifts in customer buying patterns, the timing of customer payments and annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.
          Operating activities provided cash of $23.1 million in the first quarter 2008 compared to $18.4 million in first quarter 2007. The principle sources of our cash flow from operations are typically net income adjusted for depreciation and amortization and bad debt provisions, collections on accounts receivable, and increases in deferred maintenance revenue. Cash flow from operations in first quarter 2007 was reduced by a $4.1 gain on the sale of the office facility in Westerham. The increase in cash flow from operations in first quarter 2008 compared to first quarter 2007 also includes a $1.8 million increase in depreciation and amortization, a $1.2 million larger increase in deferred revenue and a $1.3 million larger increase in income tax payable, offset by a $4.6 million larger decrease in accrued expenses and other current liabilities resulting from payment of larger accrued incentive compensation balances due to the Company’s improved operating performance in fourth quarter 2007.
          Investing activities utilized cash of $3.5 million in first quarter 2008 and provided cash of $2.0 million in first quarter 2007. Net cash utilized by investing activities in first quarter 2008 includes capital expenditures of $2.2 million and the payment of $1.4 million of direct costs associated with the Manugistics acquisition. Net cash provided by investing activities in first quarter 2007 includes $6.8 million in proceeds from the disposal of property and equipment, including $6.3 million from the sale of the office facility in the United Kingdom, offset by capital expenditures of $2.5 million and the payment of $2.3 million of direct costs associated with the Manugistics acquisition.
          Financing activities utilized cash of $7.0 million in first quarter 2008 and $13.4 million in first quarter 2007. Financing activities in first quarter 2008 include repayment of $5.6 million of long-term debt and the $1.4 million repurchase of shares tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted stock. Financing activities in first quarter 2007 include repayment of $15.0 million in long-term debt offset in part by $1.5 million in proceeds from the issuance of common stock under our stock plans.
          Changes in the currency exchange rates of our foreign operations had the effect of increasing cash by $1.8 million in first quarter 2008 and $559,000 in first quarter 2007 due to the continuing weakness of the US Dollar against major foreign currencies including the British Pound Sterling, the Euro and the Japanese Yen. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the short-term foreign currency exchange exposure associated with foreign currency denominated assets and liabilities which exist as part of our ongoing business operations. We do not hedge the potential impact of foreign currency exposure on our ongoing revenues and expenses from foreign operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income, net, offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.
          Treasury Stock Purchases. During first quarter 2008 and 2007, we repurchased 79,343 and 2,185 shares, respectively, tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted shares under the 2005 Performance Incentive Plan. These shares were repurchased for $1.4 million at prices ranging from $17.64 to $18.73 per share in first quarter 2008 and for $28,000 at prices ranging from $11.19 to $15.42 per share in first quarter 2007.
          Contractual Obligations. As of March 31, 2008, we had $93.9 million in outstanding borrowings under term loan agreements which are due in quarterly installments of $437,500 through July 5, 2013, with the remaining balance due at maturity. In addition to the scheduled maturities, the term loan agreements also require additional mandatory repayments on the term loans based on a percentage of our annual excess cash flow, as defined. Pursuant to this provision, we remitted an additional mandatory payment of $5.2 million on the term loans in first quarter 2008. Interest is payable quarterly on the term loans at the London Interbank Offered Rate (“LIBOR”) + 2.25%. We entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. We have structured the interest rate swap with decreasing notional amounts to match the expected pay down of the debt. The notional value of the interest rate swap was $76.0 million at March 31, 2008 and represented approximately 81% of the aggregate term loan balance. The interest rate swap agreement is effective through October 5, 2009 and has been designated a cash flow hedge derivative.
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

Goodwill is tested annually for impairment, or more frequently if events or changes in business circumstances indicate the asset might be impaired, using a two-step process that compares a weighted average of the fair value of future cash flows under the “Discounted Cash Flow Method of the Income Approach” and the “Guideline Company Method” to the carrying value of goodwill allocated to our reporting units. We found no indication of impairment of our goodwill balances during the three months ended March 31, 2008 with respect to the goodwill allocated to our Retail, Manufacturing and Distribution and Services Industries reportable business segments and, absent future indicators of impairment, the next annual impairment test will be performed in fourth quarter 2008.

Customer lists are amortized on a straight-line basis over estimated useful lives ranging from 8 years to 13 years. The values allocated to customer list intangibles are based on the projected economic life of each acquired customer base, using historical turnover rates and discussions with the management of the acquired companies. We estimate the economic lives of these assets using the historical life experiences of the acquired companies as well as our historical experience with similar customer accounts for products that we have developed internally. We review customer attrition rates for each significant acquired customer group on annual basis, or more frequently if events or circumstances change, to ensure the rate of attrition is not increasing and if revisions to the estimated economic lives are required. In first quarter 2008 we changed the estimated useful life of certain customer lists to reflect current trends in attrition. With this change, the quarterly amortization expense on customer lists increased to $4.9 million, or approximately $2.1 million per quarter, beginning first quarter 2008 and continuing over the remaining useful life of the related customer lists which extend through June 2014. This change had a $0.04 per share impact (reduction) on first quarter 2008 basic and diluted earnings per share calculations.
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

Trademarks have been acquired primarily in the acquisitions of Manugistics and E3 Corporation (“E3”). The Manugistics and E3 trademarks are being amortized on a straight-line basis over estimated remaining useful lives of 3 years.

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

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. The amount of unrecognized tax benefits at January 1, 2007 was $3.5 million, of which $799,000 would impact our effective tax rate if recognized. With the adoption of FIN 48, we recognized a charge of approximately $1.0 million to beginning retained earnings for uncertain tax positions. In addition, a FIN 48 adjustment of $2.9 million was made to the purchase price allocation on the Manugistics acquisition to record a tax liability for uncertain tax positions which increased the goodwill balance. Other than the settlement of a tax audit in Germany, which could result in a decrease of approximately $800,000 in the FIN 48 tax liability in 2008, we do not believe there are any uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The FIN 48 adjustments on January 1, 2007 include an accrual of approximately $1.3 million for interest and penalties. To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision. We have accrued additional interest and penalties related to uncertain tax positions of $630,000 in 2007, including $115,000 in first quarter 2007, and $108,000 in first quarter 2008 which are included as a component of income tax expense.
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

We do not expect that outstanding stock options will result in a significant compensation expense charge as all stock options were fully vested prior to the adoption of SFAS No. 123(R). Stock options are no longer used for share-based compensation. A 2005 Performance Incentive Plan (“2005 Incentive Plan”) was approved by our stockholders on May 16, 2005 that provides for the issuance of up to 1,847,000 shares of common stock to employees, consultants and directors under stock purchase rights, stock bonuses, restricted stock, restricted stock units, performance awards, performance units and deferred compensation awards. With the adoption of the 2005 Incentive Plan, we terminated all prior stock option plans except for those provisions necessary to administer the outstanding options. The 2005 Incentive Plan contains certain restrictions that limit the number of shares that may be issued and cash awarded under each type of award, including a limitation that awards granted in any given year can be no more than two percent (2%) of the total number of shares of common stock outstanding as of the last day of the preceding fiscal year. Awards granted under the 2005 Incentive Plan will be in such form as the Compensation Committee shall from time to time establish and may or may not be subject to vesting conditions based on the satisfaction of service requirements or other conditions, restrictions or performance criteria including the Company’s achievement of annual operating goals. Restricted stock and restricted stock units may also be granted as a component of an incentive package offered to new employees or to existing employees based on performance or in connection with a promotion, and will generally vest over a three-year period, commencing at the date of grant. We measure the fair value of awards under the 2005 Incentive Plan based on the market price of the underlying common stock as of the date of grant. The awards are amortized over their applicable vesting period using graded vesting.

Restricted Stock Units. On August 18, 2006, our Board of Directors approved a special Manugistics Incentive Plan (“Integration Plan”). The Integration Plan provided for the issuance of contingently issuable restricted stock units under the 2005 Incentive Plan to executive officers and certain other members of our management team if we were able to successfully integrate the Manugistics acquisition and achieve a defined performance threshold goal in 2007. The performance threshold goal was defined as $85 million of adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which excludes certain non-routine items. A partial pro-rata issuance of restricted stock units would be made if we achieved a minimum performance threshold. The Board approved additional contingently issuable restricted stock units under the Integration Plan for executive officers and new participants in 2007. The Company’s actual EBITDA performance for 2007 was approved by the Board in January 2008 and qualified participants for a pro-rata issuance equal to 99.25% of the contingently issuable restricted stock units. In total, 502,935 restricted stock units were issued on January 28, 2008 with a grant date fair value of $8.1 million. The restricted stock units vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period.

The Company’s performance against the defined performance threshold goal of the Integration Plan was evaluated on a quarterly basis throughout 2007 and stock-based compensation recognized on a graded vesting basis over the requisite service periods that run from the date of the various board approvals through January 2010. A deferred compensation charge of $8.1 million was recorded in the equity section of our balance sheet during 2007, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. We recognized $5.4 million in stock-based compensation expense related to these restricted stock unit awards in 2007, including $778,000 in first quarter 2007, plus an additional $332,000 in first quarter 2008. These charges are reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”

Performance Share Awards. On February 7, 2008, the Board approved an incentive plan for 2008 similar to the Integration Plan (“New Incentive Plan”). The New Incentive Plan provides for the issuance of contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we are able to achieve a defined performance threshold goal in 2008. The performance threshold goal is defined as $95 million of adjusted EBITDA which excludes certain non-routine items. A partial pro-rata issuance of performance share awards will be made if we achieve a minimum performance threshold. The New Incentive Plan initially provides for up to 259,516 contingently issuable performance share awards. The performance share awards, if any, will be issued after the approval of our 2008 financial results in January 2009 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period.
The Company’s performance against the defined performance threshold goal of the New Incentive Plan will be evaluated on a quarterly basis throughout 2008 and stock-based compensation recognized over the requisite service period that runs from the date of board approval through January 2011. A deferred compensation charge of $4.2 million was recorded in the equity section of our balance sheet in first quarter 2008, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. Although all necessary service and performance conditions have not been met through March 31, 2008, based on first quarter 2008 results and the outlook for the remainder of 2008, management has determined that it is probable that the performance condition will ultimately be met. As a result, we recorded $703,000 in stock-based compensation expense related to these awards in first quarter 2008 on a graded vesting basis. This charge is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.” If we achieve the defined performance threshold goal we would expect to recognize approximately $2.8 million of the award as stock-based compensation in 2008.

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

We are exposed to interest rate risk in connection with our long-term debt which provides for quarterly interest payments at the London Interbank Offered Rate (“LIBOR”) + 2.25%. To manage this risk, we entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. We have structured the interest rate swap with decreasing notional amounts to match the expected pay down of the debt. The notional value of the interest rate swap was $76.0 million at March 31, 2008 and represented approximately 81% of the aggregate term loan balance. The interest rate swap agreement is effective through October 5, 2009 and has been designated a cash flow hedge derivative. SFAS No. 133 requires derivatives to be recorded as either an asset or a liability in the balance sheet at fair value. Changes in the fair value of derivatives that are designated as highly effective and qualify as a cash flow hedge are deferred and recorded as a component of “Accumulated other comprehensive income (loss)” until net income is affected by the variability of cash flows of the hedged transaction (i.e., that quarterly payment of interest). When the hedged transaction affects earnings, the resulting gain or loss is reclassified from “Accumulated other comprehensive income (loss)” to the consolidated statement of income on the same line as the underlying transaction (i.e., interest expense). A change in the fair value of an ineffective portion of a hedging derivative is recognized immediately in earnings. We evaluate the effectiveness of the cash flow hedge derivative on a quarterly basis. As of March 31, 2008, the hedge was highly effective and we have recorded a net unrealized loss of $456,000 in “Accumulated other comprehensive income.” The interest rate swap had a negative fair value of $1.8 million at March 31, 2008. This value was determined in accordance with SFAS No. 157 using Level 2 observable inputs and approximates the net loss that would have been realized if the contract had been settled at March 31, 2008.
Other Recent Accounting Pronouncements
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. While SFAS No. 157 will not impact our valuation methods, it will expand our disclosures of assets and liabilities which are recorded at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted SFAS No. 157 effective January 1, 2008 and its adoption did not have a material impact on our financial position, results of operations and cash flows.
          In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective beginning the first fiscal year that begins after November 15, 2007. We do not currently intend to expand the use of fair value measurements in our financial reporting.
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
          In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires expanded qualitative, quantitative and credit-risk disclosures about an entity’s derivative instruments and hedging activities, but does not change scope or accounting requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 also amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to clarify that derivative instruments are subject to concentration-of-credit-risk disclosures. SFAS No. 161 is effective beginning the first fiscal year and interim period that begins after November 15, 2008. We are currently evaluating the impact of SFAS No. 161 on the disclosures in our interim and fiscal year financial statements.
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
          Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 40% of our total revenues in 2007 and in first quarter 2008. In addition, the identifiable net assets of our foreign operations totaled 29% of consolidated net assets at March 31, 2008, as compared to 28% at December 31, 2007. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting unrealized foreign currency exchange gains of $1.4 million and $192,000 in the three months ended March 31, 2008 and 2007, respectively.
          Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net working capital as of March 31, 2008 to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the March 31, 2008 rates would result in a currency translation loss of $2.0 million before tax. We use derivative financial instruments to manage this risk.

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
          At March 31, 2008, we had forward exchange contracts with a notional value of $19.6 million and an associated net forward contract receivable of $436,000. At December 31, 2007, we had forward exchange contracts with a notional value of $28.4 million and an associated net forward contract liability of $131,000. The forward contract receivables or liabilities are included under the captions “Prepaid expenses and other current assets” or “Accrued expenses and other liabilities” as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We prepared sensitivity analyses of the impact of changes in foreign currency exchange rates on our forward exchange contracts at March 31, 2008. Based on the results of these analyses, a 10% adverse change in all foreign currency rates from the March 31, 2008 rates would result in a net forward contract liability of $1.1 million that would increase the underlying currency transaction loss on our net foreign assets. We recorded a foreign currency exchange contract gain of $498,000 in the three months ended March 31, 2008 and a foreign currency exchange contract loss of $58,000 in the three months ended March 31, 2007.
          Interest rates. Our excess cash balances as of March 31, 2008 and December 31, 2007 were invested in money market accounts. Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank. We have historically invested our cash in a variety of financial instruments denominated in U.S. dollars, including bank time deposits and variable and fixed rate obligations of the U.S. Government and its agencies, states, municipalities, commercial paper and corporate bonds, and have classified all of our investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Interest income earned on our investments is reflected in our financial statements under the caption “Interest income and other, net.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates.
          We are exposed to interest rate risk in connection with our long-term debt which provides for quarterly interest payments at the London Interbank Offered Rate (“LIBOR”) + 2.25%. To manage this risk, we entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. The interest rate swap was structured with decreasing notional amounts to match our expected pay down of the debt. The notional value of the interest rate swap was $76.0 million at March 31, 2008 and represented approximately 81% of the aggregate term loan balance. The interest rate swap agreement is effective through October 5, 2009 and has been designated a cash flow hedge derivative. We evaluate the effectiveness of the cash flow hedge derivative on a quarterly basis. During the three months ended March 31, 2008 the hedge was highly effective and a net unrealized loss of $456,000 was recorded in “Accumulated other comprehensive income.” The interest rate swap had a negative fair value of $1.8 million at March 31, 2008. This value was determined in accordance with SFAS No. 157 using Level 2 observable inputs and approximates the net loss that would have been realized if the contract had been settled at March 31, 2008.
Item 4: Controls and Procedures
          Disclosure Controls and Procedures. During and subsequent to the reporting period, and under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”) as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on March 31, 2008 were effective to ensure that information required to be disclosed in our reports to be filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding disclosures and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
          During first quarter 2008 we hired a new Vice President of Tax and upgraded certain other positions within our tax department. Other then these personnel changes, there were no other changes in our internal controls over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
           We are involved in legal proceedings and claims arising in the ordinary course of business.  Although there can be no assurance, management does not currently believe the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.
Item 1A. Risk Factors
          We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes material risks and uncertainties that we believe may adversely affect our business, financial condition, results of operations or the market price of our stock. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2008 and for the three months then ended contained elsewhere in this Form 10-Q.
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
Economic, political and market conditions can adversely affect our revenue results and profitability

          Our revenue and profitability depend on the overall demand for our software and related services. A regional and/or global change in the economy or financial markets could result in delay or cancellation of customer purchases. Current adverse conditions in credit markets and their effects on the United States and global economies and markets is an example of a negative change that has delayed certain customer purchases. Although these adverse conditions have only delayed a small number of customer deals to date, a further worsening or broadening, or protracted extension, of these conditions may have a more significant negative impact on our operating results. Such negative impacts could include, but are not limited to: a potential deterioration of our maintenance revenue base as customers look to reduce their costs, elongation of our selling cycles, and delay, suspension or reduction of the demand for our products. Weak and uncertain economic conditions also could impair our customers’ ability to pay for our products or services. Any of these factors could adversely impact our business, quarterly or annual operating results and financial condition.
          In addition, our growth strategy contemplates significant contributions from acquisitions. In general, we prefer to use cash from operations and debt rather than equity to acquire companies. The availability and cost of debt are dependencies, and, to the extent that debt becomes less available or more costly, our ability to execute our growth strategy will be impaired. Historically, developments associated with terrorist attacks on United States’ interests, continued violence in the Middle East, natural catastrophes or contagious diseases have resulted in economic, political and other uncertainties, and factors such as these could further adversely affect our revenue growth and operating results. If demand for our software and related services decrease, our revenues would decrease and our operating results would be adversely affected which, in turn, may cause our stock price to fall.
We may not receive significant revenues from our current research and development efforts
          Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. We have and expect to continue making significant investments in software research and development and related product opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will receive significant revenues from these investments.
Our decision to move to the JDA Enterprise Architecture may present new risks
          We are developing our next generation JDA Enterprise Architecture solutions based upon service oriented architecture technologies. The JDA Enterprise Architecture is based on the technical platform originally developed by Manugistics and is based on Java J2EE. We made a decision in January 2007 to use the JDA Enterprise Architecture as our primary technology platform, rather than the Microsoft .NET platform that had been our primary technology platform for new product development. A significant factor in selecting the JDA Enterprise Architecture is that it is more mature than the Portfolio-Enabled platform we had been developing because Manugistics began its development efforts approximately two years before we began developing our Microsoft .NET based applications. As of March 31, 2008, there are nearly 200 customers that have installed and are using the JDA Enterprise Architecture in production.
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
We may face liability if our products are defective or if we make errors implementing our products
          Our software products are highly complex and sophisticated. As a result, they occasionally contain design defects, software errors or security problems that are difficult to detect and correct. In addition, implementation of our products may involve customer-specific configuration by third parties or us, and may involve integration with systems developed by third parties. In particular, it is common for complex software programs such as ours to contain undetected errors, particularly in early versions of our products. They are discovered only after the product has been implemented and used over time with different computer systems and in a variety of applications and environments. Despite extensive testing, we have in the past discovered certain defects or errors in our products or custom configurations only after our software products have been used by many clients. In addition, our clients may occasionally experience difficulties integrating our products with other hardware or software in their environment that are unrelated to defects in our products. Such defects, errors or difficulties may cause future delays in product introductions, result in increased costs and diversion of development resources, require design modifications or impair customer satisfaction with our products.
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
          In addition, approximately 17% of our consulting services revenues are derived under fixed price arrangements that require us to provide identified deliverables for a fixed fee. If we are unable to meet our contractual obligations under fixed price contracts within our estimated cost structure, our operating results could suffer.
We may not be able to protect our intellectual property
          We rely on a combination of copyright, trade secrets, trademarks, confidentiality procedures, contractual restrictions and patents to protect our proprietary technology. Despite our efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property. In addition, the laws of some countries do not provide the same level of protection of our proprietary rights as do the laws of the United States or are not adequately enforced in a timely manner. If we cannot protect our proprietary technology against unauthorized copying or use, we may not remain competitive.

Third parties may claim we infringe their intellectual property rights
          We periodically receive notices from others claiming we are infringing their intellectual property rights, principally patent rights. We expect the number of such claims will increase as the functionality of products overlap and the volume of issued software patents continues to increase. Responding to any infringement claim, regardless of its validity, could:
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
          The enterprise software market continues to consolidate and this has resulted in larger, new competitors with significantly greater financial, technical and marketing resources than we possess. This could create a significant competitive advantage for our competitors and negatively impact our business. The consolidation trend is evidenced by our acquisition of Manugistics Group, Inc., Oracle’s acquisitions of Retek, ProfitLogic, Inc., 360Commerce, and Global Logistics Technologies, Inc. (G-LOG), and SAP AG’s acquisitions of Triversity, Inc. and Khimetrics, Inc. Oracle did not compete with our retail specific products prior to its acquisitions of Retek, ProfitLogic, Inc., 360Commerce, and Global Logistics Technologies, Inc. It is difficult to estimate what long term effect these acquisitions will have on our competitive environment. We have encountered competitive situations with certain enterprise software vendors where, in order to encourage customers to purchase licenses of their specific applications and gain retail market share, we suspect they have also offered to license at no charge certain of its retail and/or supply chain software applications that compete with our solutions. If large competitors such as Oracle and SAP AG and other large private companies are willing to license their retail and/or other applications at no charge it may result in a more difficult competitive environment for our products. In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the consumer products supply and demand chain market. We cannot guarantee that we will be able to compete successfully for customers or acquisition targets against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.
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
There are many risks associated with international operations
          International revenues represented 40% of our total revenues in 2007 and in first quarter 2008. As we grow our international operations, we may need to recruit and hire new consulting, product development, sales and marketing and support personnel in the countries in which we have or will establish offices. Entry into new international markets typically requires the establishment of new marketing and distribution channels, as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. In addition, the opening of a new office typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. If we are less successful in a new market than we expect, we may not be able to realize an adequate return on our initial investment and our operating results could suffer. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, that we will be successful at hiring, training or retaining such personnel or that we can expand or contract our international operations in a timely, cost effective manner. If we have to downsize certain international operations, the costs to do so are typically much higher than downsizing costs in the United States, particularly in Europe.
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
Government contracts are subject to unique costs, terms, regulations, claims and penalties
          As a result of the Manugistics acquisition, we acquired a number of contracts with the government. Government contracts entail many unique risks, including, but not limited to, the following: (i) early termination of contracts by the Government; (ii) costly and complex competitive bidding process; (iii) required extensive use of subcontractors, whose work may be deficient or not performed in a timely manner; (iv) significant penalties associated with employee misconduct in the highly regulated Government marketplace; (v) changes or delays in Government funding that could negatively impact contracts; and (vi) onerous contractual provisions unique to the Government such as “most favored customer” provisions.
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
We may be impacted by shifts in the consumer products supply and demand chain
          We are dependent upon and derive most of our revenue from the consumer products supply and demand chain vertical. If a shift in spending occurs in this vertical market that results in decreased demand for the types of solutions we sell, it would be difficult to adjust our strategies and solution offerings because of our dependence on this market. If the consumer products supply and demand chain vertical experiences a decline in business, it could have a significant adverse impact on our business prospects, particularly if it is a prolonged decline.

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

JDA SOFTWARE GROUP, INC.
Dated: May 12, 2008	By:	/s/ Kristen L. Magnuson
Kristen L. Magnuson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #		Description of Document

2.1▲ ▲ ▲	—	Agreement and Plan of Merger by and between JDA Software Group, Inc., Stanley Acquisition Corp. and Manugistics Group, Inc. dated April 24, 2006.

2.2▲ ▲ ▲	—	Voting Agreement by and among JDA Software Group, Inc., Manugistics Group, Inc. and other parties signatory thereto dated as of April 24, 2006.

3.1****	—	Third Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated July 23, 2002.

3.2**	—	First Amended and Restated Bylaws of JDA Software Group, Inc.

3.3▲ ▲ ▲ ▲	—	Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc filed with the Secretary of State of the State of Delaware on July 5, 2006.

3.4††††	—	Certificate of Correction filed to correct a certain error in the Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc. filed with the Secretary of State of the State of Delaware on July 5, 2006.

4.1*	—	Specimen Common Stock Certificate of JDA Software Group, Inc.

10.1*(1)	—	Form of Indemnification Agreement.

10.2♦♦ (1)	—	1996 Stock Option Plan, as amended on March 28, 2003.

10.3*(1)	—	1996 Outside Directors Stock Option Plan and forms of agreement thereunder.

10.4♦♦ (1)	—	Executive Employment Agreement between James D. Armstrong and JDA Software Group, Inc. dated July 23, 2002, together with Amendment No. 1 effective August 1, 2003.

10.5♦♦ (1)	—	Executive Employment Agreement between Hamish N. Brewer and JDA Software Group, Inc. dated January 22, 2003, together with Amendment No. 1 effective August 1, 2003.

10.6 ****(1)	—	Executive Employment Agreement between Kristen L. Magnuson and JDA Software Group, Inc. dated July 23, 2002.

10.7♦♦ (1)	—	1998 Nonstatutory Stock Option Plan, as amended on March 28, 2003.

10.9▲ ▲ ▲ ▲	—	Credit Agreement dated as of July 5, 2006, among JDA Software Group, Inc., Manugistics Group, Inc., Citicorp North America, Inc., Citibank, N.A., Citigroup Global Markets Inc., UBS Securities LLC and Wells Fargo Foothill, LLC and the Lenders named therein.

10.9.1***	—	Amendment No. 1 to Credit Agreement dated July 26, 2007, among JDA Software Group, Inc., Manugistics Group, Inc., Citicorp North America, Inc., Citibank, N.A., Citigroup Global Markets Inc., UBS Securities LLC and Wells Fargo Foothill, LLC and the Lenders named therein.

10.10♦♦ (2)	—	Value-Added Reseller License Agreement for Uniface Software between Compuware Corporation and JDA Software Group, Inc. dated April 1, 2000, together with Product Schedule No. One dated June 23, 2000, Product Schedule No. Two dated September 28, 2001, and Amendment to Product Schedule No. Two dated December 23, 2003.

10.11♦♦ (1)	—	JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 2004.

10.12**(1)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and Kristen L. Magnuson, amending certain stock options granted to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on September 11, 1997 and January 27, 1998.

10.13†(1)	—	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement).

Exhibit #		Description of Document

10.14††(1)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.15♦(1)(3)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.16♦ (1)(3)	—	Form of Nonstatutory Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.17♦ (1)(4)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.18♦ (1)(5)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.19††† (1)	—	Executive Employment Agreement between Christopher Koziol and JDA Software Group, Inc. dated June 13, 2005.

10.20▲ (1)	—	Restricted Stock Units Agreement between Christopher Koziol and JDA Software Group, Inc. dated November 3, 2005.

10.21▲ (1)	—	Form of Restricted Stock Unit Agreement to be used in connection with restricted stock units granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.22▲ ▲ (1)	—	Standard Form of Restricted Stock Agreement to be used in connection with restricted stock granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.23▲ ▲ (1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Hamish N. Brewer pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.24▲ ▲ (1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Kristen L. Magnuson pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.25▲ ▲ (1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Christopher J. Koziol pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.26▲ ▲ ▲	—	Preferred Stock Purchase Agreement by and among JDA Software Group, Inc. and Funds Affiliated with Thoma Cressey Equity Partners Inc. dated as of April 23, 2006.

10.27▲ ▲ ▲	—	Registration Rights Agreement Between JDA Software Group, Inc. and Funds Affiliated With Thoma Cressey Equity Partners Inc. dated as of April 23, 2006.

14.1♦♦	—	Code of Business Conduct and Ethics.

21.1♦♦♦	—	Subsidiaries of Registrant.

31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, as filed on August 9, 2007.

****	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 12, 2002.

†	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998.

††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed on November 13, 1998.

†††	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 16, 2005, as filed on June 20, 2005.

††††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed on November 9, 2006.

♦	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.

♦♦	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004.

♦♦♦	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed on March 14, 2008.

▲	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 28, 2005, as filed on November 3, 2005.

▲ ▲	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 16, 2006.

▲ ▲ ▲	Incorporated by reference to the Company’s Current Report on Form 8-K/A (Amendment No. 1) dated April 24, 2006, as filed on April 27, 2006.

▲ ▲ ▲ ▲	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 5, 2006, as filed on July 7, 2006.

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(2)	Confidential treatment has been granted as to part of this exhibit.

(3)	Applies to James D. Armstrong.

(4)	Applies to Hamish N. Brewer.

(5)	Applies to Senior Executive Officers with the exception of James D. Armstrong and Kristen L. Magnuson.