Form 10-Q
period 2008-06-30
JDA SOFTWARE GROUP INC
filed 2008-08-11
CIK 1006892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 30,919,878 as of August 4, 2008.

JDA SOFTWARE GROUP, INC.
FORM 10-Q

Part I: FINANCIAL INFORMATION
Item 1. Financial Statements
JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts, unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$124,539	$95,288
Accounts receivable, net	69,696	74,659
Income tax receivabe	—	463
Deferred tax asset	8,311	8,203
Prepaid expenses and other current assets	15,768	15,925

Total current assets	218,314	194,538

Non-Current Assets:
Property and equipment, net	44,924	44,858
Goodwill	134,561	134,561
Other Intangibles, net:
Customer lists	133,031	144,344
Acquired software technology	26,476	29,437
Trademarks	2,174	3,013
Deferred tax asset	59,321	62,029
Other non-current assets	9,166	9,445

Total non-current assets	409,653	427,687

Total Assets	$627,967	$622,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,210	$3,559
Accrued expenses and other liabilities	44,230	48,559
Income tax payable	2,082	—
Current portion of long-term debt	1,750	7,027
Deferred revenue	82,003	67,530

Total current liabilities	133,275	126,675

Non-Current Liabilities:
Long-term debt	79,164	92,536
Accrued exit and disposal obligations	10,311	11,797
Liability for uncertain tax positions	5,636	5,421

Total non-current liabilities	95,111	109,754

Total Liabilities	228,386	236,429

Redeemable Preferred Stock	50,000	50,000

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized, 50,000,000 shares; issued 32,188,825 and 31,378,768 shares, respectively	322	314
Additional paid-in capital	303,211	295,694
Deferred compensation	(4,758)	(3,526)
Retained earnings	61,573	53,144
Accumulated other comprehensive gain	4,540	3,814

	364,888	349,440
Less treasury stock, at cost, 1,283,163 and 1,189,269 shares, respectively	(15,307)	(13,644)

Total stockholders’ equity	349,581	335,796

Total liabilities and stockholders’ equity	$627,967	$622,225

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES:
Software licenses	$15,546	$18,626	$35,582	$35,654
Maintenance services	46,643	42,961	92,455	87,439

Product revenues	62,189	61,587	128,037	123,093

Consulting services	26,640	26,458	52,464	53,207
Reimbursed expenses	2,967	2,705	5,170	5,167

Service revenues	29,607	29,163	57,634	58,374

Total revenues	91,796	90,750	185,671	181,467

COST OF REVENUES:
Cost of software licenses	343	724	1,396	1,189
Amortization of acquired software technology	1,460	1,502	2,961	3,373
Cost of maintenance services	11,436	11,696	22,632	22,749

Cost of product revenues	13,239	13,922	26,989	27,311

Cost of consulting services	20,909	20,326	40,769	41,600
Reimbursed expenses	2,967	2,705	5,170	5,167

Cost of service revenues	23,876	23,031	45,939	46,767

Total cost of revenues	37,115	36,953	72,928	74,078

GROSS PROFIT	54,681	53,797	112,743	107,389

OPERATING EXPENSES:
Product development	13,232	11,996	26,908	25,783
Sales and marketing	15,730	15,103	31,839	29,911
General and administrative	10,378	9,256	21,966	19,544
Provision for doubtful accounts	—	1,302	—	1,590
Amortization of intangibles	6,076	3,963	12,152	7,926
Restructuring charges and adjustments to acquisition- related reserves	2,799	2,232	3,555	6,276
Gain on sale of office facility	—	—	—	(4,128)

Total operating expenses	48,215	43,852	96,420	86,902

OPERATING INCOME	6,466	9,945	16,323	20,487

Interest expense and amortization of loan fees	(2,466)	(3,175)	(4,960)	(6,625)
Interest income and other, net	779	795	2,076	1,464

INCOME BEFORE INCOME TAXES	4,779	7,565	13,439	15,326

Income tax provision	1,706	2,742	5,010	5,087

NET INCOME	$3,073	$4,823	$8,429	$10,239

BASIC EARNINGS PER SHARE	$.09	$.15	$.25	$.31

DILUTED EARNINGS PER SHARE	$.09	$.14	$.24	$.30

SHARES USED TO COMPUTE:
Basic earnings per share	34,214	33,225	34,069	33,148

Diluted earnings per share	35,263	33,955	35,174	33,760

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
NET INCOME	$3,073	$4,823	$8,429	$10,239

OTHER COMPREHENSIVE INCOME:

Change in fair value of interest rate swap	286	447	(170)	258
Foreign currency translation adjustment	(489)	1,103	896	1,299

Total other comprehensive gain (loss)	(203)	1,550	726	1,557

COMPREHENSIVE INCOME	$2,870	$6,373	$9,155	$11,796

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months
	Ended June 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$8,429	$10,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,173	15,940
Provision for doubtful accounts	—	1,590
Amortization of loan origination fees	697	1,096
Excess tax benefits from stock-based compensation	1,638	(357)
Share-based compensation expense	2,224	1,879
Net gain on sale of office facility	—	(4,128)
Net (gain) loss on disposal of property and equipment	—	10
Deferred income taxes	2,600	(155)

Changes in assets and liabilities:
Accounts receivable	5,033	4,010
Income tax receivable	470	—
Prepaid expenses and other current assets	(253)	(3,140)
Accounts payable	(344)	(156)
Accrued expenses and other liabilities	(4,101)	(2,192)
Income tax payable	668	3,286
Deferred revenue	14,677	15,385

Net cash provided by operating activities	51,911	43,307

INVESTING ACTIVITIES:
Payment of direct costs related to acquisitions	(2,523)	(4,414)
Purchase of other property and equipment	(4,497)	(3,983)
Proceeds from disposal of property and equipment	69	6,821

Net cash used in investing activities	(6,951)	(1,576)

FINANCING ACTIVITIES:
Issuance of common stock – equity plans	5,707	4,054
Excess tax benefits from stock-based compensation	(1,638)	357
Purchase of treasury stock	(1,663)	(54)
Principal payments on term loan agreement	(18,649)	(35,000)

Net cash used in financing activities	(16,243)	(30,643)

Effect of exchange rates on cash	534	791

Net increase in cash and cash equivalents	29,251	11,879

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	95,288	53,559

CASH AND CASH EQUIVALENTS, END OF PERIOD	$124,539	$65,438

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months
	Ended June 30,
	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$1,501	$1,850

Cash paid for interest	$4,393	$5,789

Cash received for income tax refunds	$469	$199

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Decrease in retained earnings from an accrual for uncertain tax position liabilities	$—	$1,006

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

Decrease in goodwill recorded in the acquisition of Manugistics Group, Inc.	$—	$7,405
See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)
1. Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements of JDA Software Group, Inc. (“we” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
          Certain reclassifications have been made to the consolidated statements of operations for the three and six months ended June 30, 2007 to conform to the current presentation. In the consolidated statement of income, we have separately reported the provision for doubtful accounts in operating expenses under the caption “Provision for doubtful accounts.” The provision for doubtful accounts was previously reported in operating expenses under the caption “General and administrative.” Beginning in 2008, foreign currency gains and losses are reported in the consolidated statements of income under the caption “Interest income and other, net.” Foreign currency gains and losses have previously been reported in operating expenses under the caption “General and administrative” and were not material
2. Pending Acquisition of i2 Technologies, Inc.
     On August 10, 2008, we entered into an agreement and plan of merger to acquire all of the outstanding common and preferred equity of i2 Technologies, Inc. (“i2”). i2 is a global provider of supply chain management solutions that increase supply chain efficiency, enhance customer and supplier relationships, manage variability and complexity, provide supply chain visibility, increase operating velocity and integrate planning and execution. In addition to application software, i2 also offers hosted software solutions for business optimization. i2 has over 400 customers worldwide in a variety of industries including technology, automotive, aerospace, industrial, consumer goods and retail. Beyond our core competency and established historic solution leadership in the retail industry, we currently have a strong presence in the process manufacturing market with our supply chain planning and optimization solutions as well as transportation management solutions that were part of the Manugistics acquisition in July 2006. We believe the acquisition of i2 will create several new market opportunities for us, the most significant of which will be discrete manufacturing. We believe the process and discrete manufacturing markets each represent approximately 50% of the entire manufacturing industry. The second major extension to our business achieved through this acquisition will be a significant expansion in our suite of transportation planning and optimization solutions that should allow us to provide additional capabilities to support the 3PL and carrier markets and strengthen our presence in the shipper market. Additionally, we believe the acquisition will strengthen our offering for our Retail segment.
     Under the terms of the Merger Agreement, each issued and outstanding share of i2’s common stock will be converted into the right to receive $14.86 per share in cash and each issued and outstanding share of i2’s Series B Convertible Preferred Stock will be converted into the right to receive $1,095.3679 per share in cash plus all accrued and unpaid dividends. In addition, upon consummation of the merger the vesting of each outstanding option and restricted stock award for common stock of i2 will accelerate in full and the holders of such equity awards will be entitled to receive $14.86 per share less the exercise price per share of such equity awards, if any.

     The following table summarizes the estimated cash to be expended to acquire i2 excluding direct costs of the acquisition:

In millions
Cash paid to common equity holders	$343
Cash paid to convertible preferred holders	118

Total equity payments	461
Cash paid to retire convertible debt	107

Total cash to equity holders and to retire debt	568
Less estimated assumed cash balances	(222)

Enterprise value	$346

     Direct costs of the acquisition are currently estimated to be $45 million and include OID and debt issuance costs, investment banker fees, legal costs and change-in-control payments.
     Consummation of the Merger, which is expected to close in fourth quarter 2008, is subject to several closing conditions, including the approval and adoption of the Merger Agreement by i2’s stockholders, the amendment of i2’s convertible note indenture, expiration or termination of the applicable Hart-Scott-Rodino waiting periods and regulatory and other customary conditions. It will also be necessary to complete our debt financing arrangements described below prior to completing the proposed Merger. There can be no assurance that the Merger will be consummated. If we or i2 terminate the transaction under certain circumstances, i2 will be required to pay us a non-refundable termination fee of $15.0 million or we will be required to pay i2 a non-refundable termination fee of $20.0 million.
Debt Financing Arrangements
     Concurrent with the execution of the Merger Agreement, we received commitments from Credit Suisse and Credit Suisse Securities (USA) LLC, Wachovia Bank, National Association and Wachovia Capital Markets, LLC to provide up to $450 million of debt financing to complete the i2 acquisition, including $425 million in term loans and a $25 million revolving credit facility on customary terms and conditions. We will use the debt financing, net of issuance costs, together with the companies’ combined cash balances at closing, to fund the cash obligations under the Merger Agreement and related transaction expenses, to repay i2’s convertible debt, to refinance our existing debt and revolving credit facilities and to provide cash for our ongoing working capital and general corporate needs.
Consent Agreement
     Concurrent with the execution of the Merger Agreement, we also entered into a Consent and Agreement (the “Consent Agreement”) with Thoma Cressey Bravo Funds, as the holders of JDA’s Series B Convertible Preferred Stock (the “Series B Stock”) to among other things, agree to the terms and conditions of a Certificate of Amendment to the Certificate of Designations for the Series B Stock to be filed and effective in connection with the closing of the Merger (the “Certificate of Amendment”). The Certificate of Amendment provides for the accrual of cash dividends payable to the holders of the Series B Stock at an annual rate of 12% compounding quarterly during any period after September 6, 2013 if we are unable to redeem the Series B Stock as a result of a prohibition under the debt financing arrangements (the “Dividend”). This accrued but unpaid Dividend is payable upon the redemption of the Series B Stock. This obligation to accrue the Dividend terminates on September 6, 2017 after which time we will be unconditionally obligated to redeem the Series B Stock upon the request of the holders of such stock.
Voting Agreements
     We have entered into voting agreements with certain directors and executive officers of i2 and with a significant stockholder of i2, pursuant to which such signatories have agreed to vote in favor of the merger agreement and against any other proposal or offer to acquire i2. The voting agreements apply to all shares of i2 common stock and Series B Convertible Preferred Stock held by the signatories at the record date for the relevant i2 stockholder meeting. The voting agreements restrict the transfer of shares by the signatories, except under certain limited conditions.
     Our description of the terms and conditions related to the i2 acquisition is qualified by reference to the Merger Agreement, Commitment Letter, Consent Agreement and Voting Agreements, which will be filed as exhibits to related current reports on Form 8-K.

3. New Accounting Pronouncements
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
          In April 2008, the FASB issued Staff Position, 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets to allow an entity to consider its own historical experience in renewing or extending similar arrangements, adjusted for the entity-specific factors described in SFAS No. 142. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants). We are currently evaluating the effects that FSP No. 142-3 may have on our financial statements.
4. Derivative Instruments and Hedging Activities
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
          At June 30, 2008, we had forward exchange contracts with a notional value of $20.9 million and an associated net forward contract liability of $430,000. At December 31, 2007, we had forward exchange contracts with a notional value of $28.4 million and an associated net forward contract liability of $131,000. The forward contract liabilities are included under the caption “Accrued expenses and other liabilities.” The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. The net forward contract liabilities were determined in accordance with SFAS No. 157 using Level 2 observable inputs and approximate the net loss that would have been realized if the contracts had been settled as of June 30, 2008 or December 31, 2007, respectively. We recorded foreign currency exchange contract gains of $686,000 in the six months ended June 30, 2008 and $103,000 in the six months ended June 30, 2007.
          We are exposed to interest rate risk in connection with our long-term debt which provides for quarterly interest payments at the London Interbank Offered Rate (“LIBOR”) + 2.25%. To manage this risk, we entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. The interest rate swap was structured with decreasing notional amounts to match our expected pay down of the debt. The notional value of the interest rate swap was $64.9 million at June 30, 2008 and represented approximately 80% of the aggregate term loan balance. The interest rate swap agreement is effective through October 5, 2009 and has been designated a cash flow hedge derivative. We evaluate the effectiveness of the cash flow hedge derivative on a quarterly basis. During second quarter 2008 the hedge was highly effective and a net unrealized gain of $286,000 was recorded in “Accumulated other comprehensive income.” The interest rate swap had a negative fair value of $1.3 million as of June 30, 2008. This value was determined in accordance with SFAS No. 157 using Level 2 observable inputs and approximates the net loss that would have been realized if the contract had been settled as of June 30, 2008.
5. Goodwill and Other Intangibles, net
          Goodwill and other intangible assets consist of the following:

		June 30, 2008
		Gross		December 31, 2007
	Estimated	Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
Goodwill		$134,561	$—	$134,561	$—

Other intangibles:

Amortized intangible assets

Customer Lists	8 to 13 years	183,383	(50,352)	183,383	(39,039)
Acquired software technology	5 to 15 years	65,847	(39,371)	65,847	(36,410)
Trademarks	3 to 5 years	5,191	(3,017)	5,191	(2,178)

		254,421	(92,740)	254,421	(77,627)

		$388,982	$(92,740)	$388,982	$(77,627)

          We found no indication of impairment of our goodwill balances during the three months ended June 30, 2008 and, absent future indicators of impairment, the next annual impairment test will be performed in fourth quarter 2008. As of June 30, 2008, the goodwill balance has been allocated to our reporting units as follows: $86.6 million to Retail, $44.3 million to Manufacturing and Distribution, and $3.7 million to Services Industries.
          Amortization expense for three and six months ended June 30, 2008 was $7.5 million and $15.1 million, respectively. Amortization expense for the three and six months ended June 30, 2007 was $5.5 million and $11.3 million, respectively. The increases in three and six months ended June 2008 result primarily from a change in the estimated useful life of certain customer lists to reflect current trends in attrition, which we review on an annual basis. With this change, the quarterly amortization expense on customer lists increased approximately $2.1 million per quarter, beginning first quarter 2008 and continuing over the remaining useful life of the related customer lists which extend through June 2014. This change had a $0.04 and $.0.08 per share impact (reduction) on second quarter 2008 and first half 2008 basic and diluted earnings per share calculations, respectively.
     Amortization expense is reported in the consolidated statements of income within cost of revenues under the caption “Amortization of acquired software technology” and in operating expenses under the caption “Amortization of intangibles.” As of June 30, 2008, we expect amortization expense for the remainder of 2008 and the next four years to be as follows:

Year	Amortization
2008	$14,468
2009	$27,554
2010	$26,277
2011	$25,962
2012	$25,500
6. Acquisition Reserves
          In conjunction with the acquisition of Manugistics, we recorded initial acquisition reserves of $47.4 million for restructuring charges and other direct costs associated with the acquisition. These costs related primarily to facility closures, employee severance and termination benefits, investment banker fees, change-in-control payments, and legal and accounting costs. We decreased the acquisition reserves by $3.3 million in 2007 based on our revised estimates of the restructuring costs to exit certain of the activities of Manugistics. Substantially all of these adjustments were made by June 30, 2007 and included in the final purchase price allocation. All adjustments made subsequent to June 30, 2007, including $568,000 in first half 2008, have been included in the Condensed Consolidated Statements of Income under the caption “Restructuring charges and adjustments to acquisition-related reserves.” The unused portion of the acquisition reserves was $15.1 million at June 30, 2008, of which $4.8 million is included in current liabilities under the caption “Accrued expenses and other current liabilities” and $10.3 million is included in non-current liabilities under the caption “Accrued exit and disposal obligations.”
          A summary of the charges and adjustments recorded against the reserves is as follows:

				Impact of				Impact of
				Changes in	Balance			Changes in	Balance
	Initial	Adjustments	Cash	Exchange	December 31,	Adjustments	Cash	Exchange	June 30,
Description of charge	Reserve	to Reserves	Charges	Rates	2007	to Reserves	Charges	Rates	2008

Restructuring charges under EITF 95-3:
Office closures, lease terminations and sublease costs	$29,212	$(3,381)	$(9,246)	$91	$16,676	$—	$(2,166)	$(5)	$14,505
Employee severance and termination benefits	3,607	(190)	(2,297)	95	1,215	(541)	(168)	84	590
IT projects, contract termination penalties, capital lease buyouts and other costs to exit activities of Manugistics	1,450	249	(1,484)	—	215	(27)	(188)	—	—

	34,269	(3,322)	(13,027)	186	18,106	(568)	(2,522)	79	15,095

Direct costs under SFAS No. 141:
Legal and accounting costs	3,367	52	(3,368)	—	51	—	(1)	—	50
Investment banker fees	4,555	—	(4,555)	—	—	—	—	—	—
Dealer manager, paying agent, depository and information agent fees	259	—	(259)	—	—	—	—	—	—
Due diligence fees and expenses	335	—	(335)	—	—	—	—	—	—
Filing fees, valuation services and other	242	(46)	(196)	—	—	—	—	—	—
Change-in-control payments		4,367	(4,367)	—	—	—	—	—	—

	13,125	6	(13,080)	—	51	—	—	—	50

Total	$47,394	$(3,316)	$(26,107)	$186	$18,157	$(568)	$(2,523)	$79	$15,145

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
          Employee severance and termination benefits are costs resulting from a plan to terminate employees from the acquired company as described in EITF No. 95-3. As of the consummation date of the acquisition, executive management approved a plan to terminate approximately 110 of the 765 full time employees of Manugistics. In the first three months following the consummation of the Manugistics acquisition, management completed the assessment of which employees would be terminated and communicated the termination arrangements to the affected employees in accordance with statutory requirements of the local jurisdictions in which the employees were located. Adjustments made to the initial reserve for employee severance and termination benefits are due primarily to our revised estimate of settlement costs on certain foreign employees. As of June 30, 2008, the remaining balance in the reserve is related to certain foreign employees.
7. Restructuring Charges
2008 Restructuring Charge
          We recorded restructuring charges of $4.1 million in first half 2008, including $794,000 in first quarter 2008 and $3.3 million in second quarter 2008. These charges are primarily associated with our transition of certain on-shore activities to our Center of Excellence (“CoE”) in India. The first quarter 2008 restructuring charge includes $722,000 for termination benefits, primarily related to a workforce reduction of 13 consulting and sales-related positions in the United States and the European region, and $72,000 for office closure and integration costs of redundant office facilities. The second quarter 2008 restructuring charge includes $3.3 million for termination benefits related to a workforce reduction of 34 full-time employees (“FTE”), primarily in product development, consulting and sales-related positions across all of our geographic regions. As of June 30, 2008, approximately $2.2 million of the costs associated with these restructuring charges have been paid and the remaining balance of $1.9 million is included in the caption “Accrued expenses and other current liabilities.” We expect substantially all of the remaining costs to be paid in 2008.
2007 Restructuring Charges
          We recorded restructuring charges of $6.2 million in 2007 including $2.3 million in second quarter 2007. The restructuring charges included $5.9 million for termination benefits primarily related to a workforce reduction of approximately 120 full-time employees (“FTE”) in our Scottsdale, Arizona product development group as a direct result of our decision to standardize future product offerings on the JDA Enterprise Architecture platform and a reduction of approximately 40 FTE in our worldwide consulting services group. The restructuring charges also included $292,000 for the closure and integration costs of redundant office facilities. As of June 30, 2008, all costs associated with the 2007 restructuring charges have been paid with the exception of a $157,000 reserve for termination benefits, primarily for foreign employees, and a $39,000 reserve for office closures which are included in the caption “Accrued expenses and other current liabilities.” We expect substantially all of the remaining costs to be paid in 2008.
8. Long-term Debt
          During the six months ended June 30, 2008 we repaid $18.6 million of our long-term debt including the scheduled quarterly installments and a $5.2 million mandatory repayment based on a percentage of our annual excess cash flow, as defined in the agreement. As of June 30, 2008 and December 31, 2007 long-term debt consists of the following:

	June 30,	December 31,
	2008	2007

Term loans, bearing variable interest based on LIBOR + 2.25% per annum, due in quarterly installments of $437,500 through July 5, 2013, with the remaining balance due at maturity	$80,914	$99,563
Less current portion	(1,750)	(7,027)

	$79,164	$92,536

          We have entered into an interest rate swap agreement to fix LIBOR at 5.365% (see Note 4). As of June 30, 2008, scheduled principal maturities for the remainder of 2008 and the next four years and thereafter are as follows:

Year	Scheduled Maturities
2008	$875
2009	1,750
2010	1,750
2011	1,750
2012	1,750
Thereafter	73,039

$80,914

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
          The calculation of diluted earnings per share for the three and six months ended June 30, 2008 and 2007 includes the assumed conversion of the Series B Preferred Stock into common stock as of the beginning of the period. The dilutive effect of outstanding stock options is included in the diluted earnings per share calculations for 2008 and 2007 using the treasury stock method. Diluted earnings per share for the three months ended June 30, 2008 and 2007 exclude approximately 667,000 and 827,000, respectively of vested options for the purchase of common stock that have grant prices in excess of the average market price, or which are otherwise anti-dilutive. Diluted earnings per share for the six months ended June 30, 2008 and 2007 exclude approximately 656,000 and 1.1 million, respectively of vested options for the purchase of common stock that have grant prices in excess of the average market price, or which are otherwise anti-dilutive. In addition, diluted earnings per share calculations for 2008 and 2007 exclude approximately 200,000 contingently issuable performance share awards and 468,000 contingently issuable restricted stock units, respectively for which all necessary conditions had not been met. Earnings per share for the three and six months ended June 30, 2008 and 2007 are calculated as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net income	$3,073	$4,823	$8,429	$10,239
Less dividends paid	—	—	—	—

Undistributed earnings	$3,073	$4,823	$8,429	$10,239

Allocation of undistributed earnings:
Common Stock	$2,749	$4,300	$7,536	$9,126
Series B Preferred Stock	324	523	893	1,113

	$3,073	$4,823	$8,429	$10,239

Weighted Average Shares:
Common Stock	30,610	29,621	30,465	29,544
Series B Preferred Stock	3,604	3,604	3,604	3,604

Shares – Basic earnings per share	34,214	33,225	34,069	33,148
Dilutive common stock equivalents	1,049	730	1,105	612

Shares – Diluted earnings per share	35,263	33,955	35,174	33,760

Basic earnings per share applicable to:
Common Stock	$.09	$.15	$.25	$.31

Series B Preferred Stock	$.09	$.15	$.25	$.31

Diluted earnings per share applicable to common shareholders	$.09	$.14	$.24	$.30

11. Stock-Based Compensation
          Performance Share Awards. On February 7, 2008, the Board approved an incentive plan for 2008 similar to the Integration Plan (“New Incentive Plan”). The New Incentive Plan initially provides for the issuance of up to 259,516 contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we are able to achieve a defined performance threshold goal in 2008. The performance threshold goal is defined as $95 million of adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which excludes certain non-routine items. A partial pro-rata issuance of performance share awards will be made if we achieve a minimum performance threshold. Through June 30, 2008, approximately 200,000 contingently issuable performance share awards, net of forfeitures, have been awarded under the New Incentive Plan. The performance share awards, if any, will be issued after the approval of our 2008 financial results in January 2009 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period.
          The Company’s performance against the defined performance threshold goal of the New Incentive Plan will be evaluated on a quarterly basis throughout 2008 and stock-based compensation recognized over the requisite service period that runs from the date of board approval through January 2011. A deferred compensation charge of approximately $3.5 million has been recorded in the equity section of our balance sheet, with a related increase to additional paid-in capital, for the total grant date fair value of the awards issued through June 30, 2008. Although all necessary service and performance conditions have not been met through June 30, 2008, based on first half 2008 results and the outlook for the remainder of 2008, we have recorded $1.2 million in stock-based compensation expense related to these awards on a graded vesting basis in the six months ended June 30, 2008, including $453,000 in second quarter 2008. This charge is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.” We currently expect to recognize approximately $2.3 million of the award as stock-based compensation in 2008.
          Restricted Stock Units. Our Board of Directors approved a special Manugistics Incentive Plan (“Integration Plan”) on August 18, 2006. The Integration Plan provided for the issuance of contingently issuable restricted stock units under the 2005 Incentive Plan to executive officers and certain other members of our management team if we were able to successfully integrate the Manugistics acquisition and achieve a defined performance threshold goal in 2007. The performance threshold goal was defined as $85 million of adjusted EBITDA, which excludes certain non-routine items. A partial pro-rata issuance of restricted stock units would be made if we achieved a minimum performance threshold. The Board approved additional contingently issuable restricted stock units under the Integration Plan for executive officers and new participants in 2007. The Company’s actual EBITDA performance for 2007 was approved by the Board in January 2008 and qualified participants for a pro-rata issuance equal to 99.25% of the contingently issuable restricted stock units. In total, 502,935 restricted stock units were issued on January 28, 2008 with a grant date fair value of $8.1 million. The restricted stock units vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period.

          A deferred compensation charge of $8.1 million was recorded in the equity section of our balance sheet during 2007, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. Stock-based compensation is being recognized on a graded vesting basis over the requisite service periods that run from the date of the various board approvals through January 2010. We recognized $5.4 million in stock-based compensation expense related to these restricted stock unit awards in 2007, including $1.7 million in the six months ended June 30, 2007, plus an additional $591,000 in the six months ended June 30, 2008. These charges are reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”
          During the six months ended June 30, 2008 and 2007, we recorded stock-based compensation expense of $476,000 and $209,000, respectively related to other 2005 Incentive Plan awards.
12. Income Taxes
          We calculate income taxes on an interim basis using the year-to-date effective tax rate and record discrete tax adjustments in the reporting period in which they occur. Because the Company is subject to income taxes in numerous jurisdictions and the timing of software and consulting income by jurisdiction can vary significantly, we are unable to reliably estimate an overall effective tax rate. In accordance with Financial Accounting Standards Board Interpretation No. 18, “Accounting for Income Taxes in Interim Periods – in interpretation of APB Opinion No, 28,” we calculate our tax provision on an interim basis using the year-top-date effective tax rate and record discrete tax adjustments in the reporting period in which they occur. A summary of the income tax provision recorded in the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Income before income tax provision	$4,779	$7,565	$13,439	$15,326
Effective tax rate	34.7%	34.5%	36.2%	32.0%

Income tax provision at effective tax rate	1,659	2,609	4,859	4,902

Discrete tax items:
Interest and penalties on uncertain tax positions	107	133	215	248
Changes in estimate and foreign statutory rates	(60)	—	(64)	(63)

Total discrete tax item benefits	47	133	151	185

Income tax provision	$1,706	$2,742	$5,010	$5,087

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
          The income tax provision recorded in the three and six months ended June 30, 2008 and 2007 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during second quarter 2008 and 2007 of $1.3 million and $265,000, respectively, and during the six months ended June 30, 2008 and 2007 of $1.3 million and $357,000, respectively. These tax benefits will reduce our income tax liabilities in future periods and result in an increase to additional paid-in capital as we are able to utilize them. During the three months ended June 30, 2008, we recorded an immaterial adjustment to reverse the total windfall tax benefit previously recognized in 2007 and 2006 of approximately $1.6 million which reduced additional paid-in capital and non-current deferred tax assets.
          The effective tax rate in three and six months ended June 30, 2008 is higher than the effective tax for the three and six months ended June 30, 2007 as the extension of the Federal research and development credit has not been approved by Congress for 2008.

          Our tax liabilities could be reduced by approximately $6.0 million to $8.0 million annually due to net operating loss carryovers acquired primarily as a result of the acquisition of Manugistics. The reduction in the amount of tax liabilities is dependent upon the amount of income reported and the statutory tax rate in effect at the time of utilization of the losses in each jurisdiction.
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
          To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision. We have accrued additional interest and penalties related to uncertain tax positions $215,000 and $248,000 for the six months ended June 30, 2008 and 2007 respectively which are included as a component of income tax expense.
          We conduct business globally and, as a result, JDA Software Group, Inc. or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subjected to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, China, France, Germany, Hong Kong, Italy, Japan, Singapore, Spain, the U.K. and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2002. The Internal Revenue Service has completed their examination of the 2003 and 2004 tax years without any material adjustments. We are currently under audit by the Internal Revenue Service for the 2006 tax year. We do not expect the examination phase of this audit to continue beyond 3rd quarter 2008 nor do we anticipate any material adjustments. We are under examination in Canada for tax years 2003 and 2004. We do not anticipate material adjustments from either of these audits.
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
13. Business Segments and Geographic Data
          We are a leading provider of sophisticated software solutions designed specifically to address the supply and demand chain requirements of global consumer products companies, manufacturers, wholesale/distributors and retailers, and have an install base of over 5,700 customers worldwide. Our solutions enable customers to manage and optimize the coordination of supply, demand and flows of inventory throughout the demand chain to the consumer. We conduct business in three geographic regions that have separate management teams and reporting structures: the Americas (United States, Canada and Latin America), Europe (Europe, Middle East and Africa), and Asia/Pacific. Similar products and services are offered in each geographic region and local management is evaluated primarily based on total revenues and operating income. Identifiable assets are also managed by geographical region. The geographic distribution of our revenues and identifiable assets is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenues:

Americas	$59,956	$59,530	$122,805	$120,416
Europe	22,961	22,084	45,385	43,415
Asia/Pacific	8,879	9,136	17,481	17,636

Total revenues	$91,796	$90,750	$185,671	$181,467

	June 30,	December 31,
	2008	2007
Identifiable assets:

Americas	$473,971	$470,205
Europe	107,583	108,390
Asia/Pacific	46,413	43,630

Total identifiable assets	$627,967	$622,225

     Revenues in the Americas for second quarter 2008 and 2007 include $54.5 million and $55.1 million from the United States, respectively and $110.7 million and $110.2 million in the six months ended June 30, 2008 and 2007, respectively. Identifiable assets for the Americas include $446.0 million and $446.3 million in the United States as of June 30, 2008 and December 31, 2007, respectively.
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
     A summary of the revenues, operating income (loss) and depreciation attributable to each of these reportable business segments for three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenues:
Retail	$47,795	$47,632	$97,020	$96,249
Manufacturing and Distribution	38,861	39,137	78,434	77,823
Services Industries	5,140	3,981	10,217	7,395

	$91,796	$90,750	$185,671	$181,467

Operating income (loss):
Retail	$11,252	$11,539	$24,247	$21,763
Manufacturing and Distribution	13,998	14,938	28,667	30,435
Services Industries	469	221	1,082	(503)
Other (see below)	(19,253)	(16,753)	(37,673)	(31,208)

	$6,466	$9,945	$16,323	$20,487

Depreciation:
Retail	$1,147	$1,012	$2,267	$2,134
Manufacturing and Distribution	826	832	1,727	1,725
Services Industries	224	85	340	164

	$2,197	$1,929	$4,334	$4,023

Other:
General and administrative expenses	$10,378	$9,256	$21,966	$19,544
Provision for doubtful accounts	—	1,302	—	1,590
Amortization of intangible assets	6,076	3,963	12,152	7,926
Restructuring charge	2,799	2,232	3,555	6,276
Gain on sale of office facility	—	—	—	(4,128)

	$19,253	$16,753	$37,673	$31,208

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
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Significant Trends and Developments in Our Business
          Outlook for Second Half 2008. The following summarizes our previously announced annual guidance for 2008, which includes ranges for software revenues, total revenues and GAAP earnings per share together with our revised annual guidance for GAAP earnings per share. Software revenues and total revenues in first half 2008 were $35.6 million and $185.7 million, respectively and represent approximately 45% and 48% of the mid-point of our previously announced guidance for 2008, respectively. In addition, GAAP earnings in first half 2008 were $.24 per share which represents approximately 31% of the mid-point of our previously announced guidance for 2008.

	Previous Guidance		Revised Guidance
	Low End	High End	Low End	High End
Software revenues	$75 million	$85 million	N/C	N/C
Total revenues	$382 million	$395 million	N/C	N/C
GAAP earnings per share	$0.76	$0.78	$0.65	$0.67
          Our software sales performance was lower than expected in second quarter 2008 due to delays in the closing of certain large software deals near the end of quarter, particularly in the United States. Although we experienced some macro-economic impact in these results, the delays were primarily due to extended sales cycles, extended customer due diligence and internal review processes. We do not believe the second quarter 2008 results reflect an underlying weakness in our business or a trend for the remainder of 2008 as we still expect to close many of these delayed software deals. It is normal for our business to experience quarterly fluctuations and software revenues will continue to be subject to normal quarter-to-quarter variability.
          Software sales continue to be a leading indicator for our business and we believe our sales pipeline is strong entering second half 2008. The sales pipeline includes both large transactions ≥ $1.0 million and mid-size software sales opportunities in the $300,000 to $700,000 range, as well as many smaller opportunities. We believe we have performed a conservative assessment of the sales pipeline for second half 2008 attempting to compensate for the potential for ongoing deal delays and fluctuations. Based on this assessment, we currently believe the sales pipeline supports the recovery of the software revenue shortfall in second quarter 2008 and that it will enable us to achieve our previously announced annual software revenue and total revenue guidance for 2008.
          Our forecasts for second half 2008 do not contemplate a significant macro-economic impact on our software sales. We have identified only a small number of transactions over the trailing 12-month period ended June 30, 2008, including three in the Americas in the second quarter 2008, that appear to have been impacted by the economy and that resulted in either a reduction in the scope of the license or in an indefinite or unpredictable delay of a planned project. We do not currently see any clear evidence that our prospects have or will change dramatically in second half 2008; however, there is inherent uncertainty in our sales pipeline and due to the nature of our sales cycle we have limited ability to fully anticipate actual quarterly results. We do believe that as companies consider the economic uncertainty of the future and the potential for flat or declining sales, they may seek more efficiency in existing business assets and we believe this scenario could favor our products and offerings.
          We believe our maintenance business will continue to provide stable profit streams and modest revenue increases in second half 2008 compared to first half 2008 and that the renewal trends in our install-base will remain steady. We continue to struggle, however, with the performance of our consulting services business. Given normal second half seasonality, we currently expect only a modest increase in consulting services revenue and service gross profits in second half 2008.
          The consulting services business continues to under-perform against their plan. The consulting services business has been impacted by low rate competition, fixed price engagements and by our product mix, which for several years has favored solutions that require less implementation services. We have also begun to see an increased interest and involvement by large systems integrators and small specialist consulting firms on some of our projects, particularly in North America, which has resulted in a dilution of the consulting revenues that we receive from these projects. Furthermore, we are seeing an increase in the length of time between the execution of a software license and the actual commencement of the related implementation project. As a result, the timing of consulting services revenues on new projects has become harder to predict resulting in increased resource planning and allocation challenges.
          We continue to revamp the market strategy and approach for our consulting services business, including the reorganization of our senior practice teams in North America in order to ensure greater continuity and effectiveness in our processes, from services proposal through to final project execution. We have also introduced a new program called Premium Access that is designed to provide a cohesive and supplemental support process encompassing our product development, product management and customer support teams designed to streamline implementations of new products which we have identified as a significant source of risk and profit leakage for our consulting services business. We currently expect a modest increase in consulting services revenue and service costs in second half 2008. We believe the consulting services business will be positively impacted by our Center of Excellence (“CoE”) initiative, although the full benefits of the CoE will not likely be seen until 2009. We are on track with our recruiting and training initiatives and have already begun cycling implementation projects through the CoE. We have a healthy pipeline of future projects from all regions for the CoE that should result in an increased volume of work through the CoE in second half 2008.
          We are comfortable with our operating model and do not currently anticipate any additional major adjustments to our overall cost structure in second half 2008 other than potential fluctuations in bad debt expense and variable incentive compensation expense. However, we have lowered our annual guidance for GAAP earnings per share primarily due to the higher than anticipated restructuring charges that have been incurred in connection with the transition to the CoE.
          The Expansion of our Operations in India and the Creation of a Center of Excellence is Progressing. We acquired our first off-shore development facility in Hyderabad, India in the Manugistics acquisition in July 2006. This operation employed approximately 200 associates and was primarily focused on product development. Beginning in first quarter 2008, we began to implement changes to expand our operations in India and create a comprehensive CoE that encompasses additional off-shore product development activities, customer implementation services, customer support services and internal administrative services. We believe these changes will fundamentally improve our competitiveness and profitability. We expect to incur an estimated $7.8 million of incremental costs to implement these changes, primarily related to the addition of approximately 230 new associates at our Hyderabad, India facility. We added 129 FTE at the CoE during first half 2008 including resources with the necessary skill sets in product development (53 FTE), customer implementation services (33 FTE), customer support services (24 FTE) and internal administrative and other services (19 FTE).
          We believe the CoE provides an improved business model for JDA that will enhance our growth potential and operating results by:
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
          The CoE is designed to complement and enhance our existing on-shore business model, not replace it, and our goal is to achieve all of these benefits without sacrificing our capability to work face-to-face with our customers, most of which are in the Americas and Europe. From an overall financial perspective, we believe the CoE will result in a net cost to JDA during 2008 as duplicate resources will be retained on-shore during the period of time we hire and train the new Indian associates in order to ensure a smooth transition. We will reduce our total on-shore headcount by approximately 50 associates during 2008 through attrition and minor adjustments as related functions become available at the CoE. Most of the planned on-shore headcount reductions planned for 2008 have occurred in first half 2008. We believe the CoE will improve our operating margins from 2009 forward.
     Pending Acquisition of i2 Technologies, Inc. On August 10, 2008, we entered into an agreement and plan of merger to acquire all of the outstanding common and preferred equity of i2 Technologies, Inc. (“i2”). i2 is a global provider of supply chain management solutions that increase supply chain efficiency, enhance customer and supplier relationships, manage variability and complexity, provide supply chain visibility, increase operating velocity and integrate planning and execution. In addition to application software, i2 also offers hosted software solutions for business optimization. i2 has over 400 customers worldwide in a variety of industries including technology, automotive, aerospace, industrial, consumer goods and retail. Beyond our core competency and established historic solution leadership in the retail industry, we currently have a strong presence in the process manufacturing market with our supply chain planning and optimization solutions as well as transportation management solutions that were part of the Manugistics acquisition in July 2006. We believe the acquisition of i2 will create several new market opportunities for us, the most significant of which will be discrete manufacturing. We believe the process and discrete manufacturing markets each represent approximately 50% of the entire manufacturing industry. The second major extension to our business achieved through this acquisition will be a significant expansion in our suite of transportation planning and optimization solutions that should allow us to provide additional capabilities to support the 3PL and carrier markets and strengthen our presence in the shipper market. Additionally, we believe the acquisition will strengthen our offering for our Retail segment.
     Under the terms of the Merger Agreement, each issued and outstanding share of i2’s common stock will be converted into the right to receive $14.86 per share in cash and each issued and outstanding share of i2’s Series B Convertible Preferred Stock will be converted into the right to receive $1,095.3679 per share in cash plus all accrued and unpaid dividends. In addition, upon consummation of the merger the vesting of each outstanding option and restricted stock award for common stock of i2 will accelerate in full and the holders of such equity awards will be entitled to receive $14.86 per share less the exercise price per share of such equity awards, if any.
     The following table summarizes the estimated cash to be expended to acquire i2 excluding direct costs of the acquisition:

In millions
Cash paid to common equity holders	$343
Cash paid to convertible preferred holders	118

Total equity payments	461
Cash paid to retire convertible debt	107

Total cash to equity holders and to retire debt	568
Less estimated assumed cash balances	(222)

Enterprise value	$346

     Direct costs of the acquisition are currently estimated to be $45 million and include OID and debt issuance costs, investment banker fees, legal costs and change-in-control payments.
     Consummation of the Merger, which is expected to close in fourth quarter 2008, is subject to several closing conditions, including the approval and adoption of the Merger Agreement by i2’s stockholders, the amendment of i2’s convertible note indenture, expiration or termination of the applicable Hart-Scott-Rodino waiting periods and regulatory and other customary conditions. It will also be necessary to complete our debt financing arrangements described below prior to completing the proposed Merger. There can be no assurance that the Merger will be consummated. If we or i2 terminate the transaction under certain circumstances, i2 will be required to pay us a non-refundable termination fee of $15.0 million or we will be required to pay i2 a non-refundable termination fee of $20.0 million.
Debt Financing Arrangements
     Concurrent with the execution of the Merger Agreement, we received commitments from Credit Suisse and Credit Suisse Securities (USA) LLC, Wachovia Bank, National Association and Wachovia Capital Markets, LLC to provide up to $450 million of debt financing to complete the i2 acquisition, including $425 million in term loans and a $25 million revolving credit facility on customary terms and conditions. We will use the debt financing, net of issuance costs, together with the companies’ combined cash balances at closing, to fund the cash obligations under the Merger Agreement and related transaction expenses, to repay i2’s convertible debts, to refinance our existing debt and revolving credit facilities and to provide cash for our ongoing working capital and general corporate needs.
Consent Agreement
     Concurrent with the execution of the Merger Agreement, we also entered into a Consent and Agreement (the “Consent Agreement”) with Thoma Cressey Bravo Funds, as the holders of our Series B Convertible Preferred Stock (the “Series B Stock”) to among other things, agree to the terms and conditions of a Certificate of Amendment to the Certificate of Designations for the Series B Stock to be filed and effective in connection with the closing of the Merger (the “Certificate of Amendment”). The Certificate of Amendment provides for the accrual of cash dividends payable to the holders of the Series B Stock at an annual rate of 12% compounding quarterly during any period after September 6, 2013 if we are unable to redeem the Series B Stock as a result of a prohibition under the debt financing arrangements (the “Dividend”). This accrued but unpaid Dividend is payable upon the redemption of the Series B Stock. This obligation to accrue the Dividend terminates on September 6, 2017 after which time we will be unconditionally obligated to redeem the Series B Stock upon the request of the holders of such stock.
Voting Agreements
     We have entered into voting agreements with certain directors and executive officers of i2 and with a significant stockholder of i2, pursuant to which such signatories have agreed to vote in favor of the merger agreement and against any other proposal or offer to acquire i2. The voting agreements apply to all shares of i2 common stock and Series B Convertible Preferred Stock held by the signatories at the record date for the relevant i2 stockholder meeting. The voting agreements restrict the transfer of shares by the signatories, except under certain limited conditions.
     Our description of the terms and conditions related to the i2 acquisition is qualified by reference to the Merger Agreement, Commitment Letter, Consent Agreement and Voting Agreements, which will be filed as exhibits to related current reports on Form 8-K.
          Summary of First Half 2008 Results. Software license sales in first half 2008 were flat at $35.6 million compared to first half 2007 with an 8% increase in software license sales in the Americas region substantially offset by decreases in the European and Asia/Pacific regions. Software license sales increased 10% in the trailing twelve months ended June 30, 2008 compared to the trailing twelve months ended June 30, 2007 and include increases in the Americas, European and Asia/Pacific regions of 12%, 6% and 8%, respectively. We believe our competitive position remains strong, and we have maintained consistent competitive win rates in our markets. We continue to have significant back-selling opportunities as $24.7 million, or 69% of our software license sales in first half 2008 came from our install base customers compared to $21.3 million, or 60% in first half 2007. The increase in software license sales to install base customers in first half 2008 compared to first half 2007 was substantially offset by a $3.4 million or 24% decrease in sales to new customers. Our trailing 12-month average selling price increased to $397,000 per deal in the 12-month period ended June 30, 2008, compared to $320,000 in the 12-month period ended June 30, 2007.
          We believe the market recognizes JDA as a specialized, domain-focused company with the financial strength, products and ability to invest in new innovation that positions us to be a long-term contender in the market and compete successfully against large horizontal enterprise application companies in head-to-head sales opportunities, particularly those involving our supply chain planning and optimization solutions. Additionally, our leadership in planning and optimization solutions often creates opportunities for us to enhance existing competitive ERP installations, reducing the effect of direct competition from these large companies. We closed 13 large transactions ≥$1.0 million in the trailing 12-month period ended June 30, 2008, compared to eight in the 12-month period ended June 30, 2007.
          The following tables summarize software license revenue by region for the three and six months ended June 30, 2008 and 2007:

Software License Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
Region	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Americas	$8,941	$10,813	$(1,872)	(17%)	$22,182	$20,450	$1,732	8%

Europe	4,798	5,026	(228)	(5%)	9,509	10,456	(947)	(9%)

Asia/Pacific	1,807	2,787	(980)	(35%)	3,891	4,748	(857)	(18%)

Total	$15,546	$18,626	$(3,080)	(17%)	$35,582	$35,654	$(72)	–%

          Software license sales performance in the Americas region decreased in second quarter 2008 compared to second quarter 2007 due to delays in the timing of certain large transactions. Software sales performance in the Americas region in first half 2008 compared to first half 2007, and in particular the United States, continues to reflect the positive impact of the organizational changes that were made to the regional sales management team during the second half of 2006. These changes significantly increased our business development efforts and improved the sales force execution and sales performance in the region. We continue to have a solid pipeline of sales opportunities in the Americas that includes both mid-size software deals and larger transactions ≥ $1.0 million. The Americas is our largest region and, as a result, we believe the software sales performance in the region will continue to be a key driver of our overall success.
          Software sales performance in the European region decreased in second quarter 2008 compared to second quarter 2007 and in first half 2008 compared to first half 2007. Although software sales performance in the European region has not been strong in 2008, we have not identified any fundamental changes or underlying trends in this region. We have a stable sales management team in place in the region and the accuracy of the software forecast has been similar or better than our other regions over the past year. We continue to focus on business development activities in order to expand the quality and number of opportunities in the European sales pipeline. We continue to experience large fluctuations in quarterly software sales performance in the Asia/Pacific region; however, we believe that through improved focus on sales execution we can improve the performance of this region. We reorganized sales management in the Asia/Pacific region during second quarter 2008 and we anticipate these changes will help drive positive change after a period of transition.
          Maintenance services revenues increased $831,000 or 2% sequentially to $46.6 million in second quarter 2008 compared to $45.8 million in first quarter 2008, and increased $3.7 million or 9% compared to $43.0 million in second quarter 2007. Maintenance services revenues represented 51%, 49% and 47% of total revenues, respectively in these quarterly periods. Favorable foreign exchange rate variances provided a $620,000 benefit to maintenance services revenues in second quarter 2008 compared to first quarter 2008 and a $1.4 million benefit compared to second quarter 2007 due to further weakening of the US dollar against substantially all foreign currencies in which we do business. Excluding the impact of the favorable foreign exchange rate variance, maintenance services revenues increased less than 1% in second quarter 2008 compared to first quarter 2008 and increased 5% compared to second quarter 2007 as maintenance revenues related to new software sales, rate increases on annual renewals and reinstatements of previously cancelled maintenance agreements offset decreases in recurring maintenance revenues due to attrition. The retention rate in our maintenance revenue install-base was approximately 96% in the trailing 12-month periods ended June 30, 2008 and 2007. We believe our large annual recurring maintenance revenue base provides significant stability and enhances our ability to maintain profitable operations.
          Maintenance services gross profit dollars were $35.2 million in second quarter 2008 compared to $34.6 million in first quarter 2008 and $31.3 million in second quarter 2007, and represented 75%, 76% and 73% of maintenance services revenues in these quarters, respectively. The increase in margin dollars in second quarter 2008 compared to first quarter 2008 is due primarily to the $831,000 increase in maintenance services revenues. The increase in margin dollars in second quarter 2008 compared to second quarter 2007 is due primarily to the $3.7 million increase in maintenance services revenues, an increase in cost transfers for support personnel used to support certain consulting-related activities and a $274,000 decrease in fees and royalties paid to 3rd parties who provide first level support to certain of our customers. These positive variances were offset in part by an increase in costs resulting from a 7% increase in average headcount in second quarter 2008 compared to second quarter 2007. During first half 2008 we added 24 FTE in the customer support function at the CoE. We expect maintenance services margins to continue to range between 74% and 76% for the remainder of 2008. As of June 30, 2008 we had 292 employees in our customer support function compared to 284 at March 31, 2008 and 267 at June 30, 2007.
          Service revenues, which include consulting services, hosting services and training revenues, net revenues from our hardware reseller business and reimbursed expenses, increased $1.6 million or 6% sequentially to $29.6 million in second quarter 2008 compared to $28.0 million in first quarter 2008, and increased $444,000 or 2% compared to $29.2 million in second quarter 2007.

These increases are due primarily to increases in reimbursed expenses which have a zero margin. In addition, the sequential increase in services revenues in second quarter 2008 compared to first quarter 2008 includes a $511,000 increase in hosting and training services revenue. Our global utilization rate was 54% in second quarter 2008, compared to 59% in first quarter 2008 and 53% in second quarter 2007, and our average blended global billing rates were $195, $189 and $205 per hour, respectively in these quarterly periods.
          Service gross profit dollars were $5.7 million in second quarter 2008 compared to $6.0 million in first quarter 2008 and $6.1 million in second quarter 2007, and represented 19%, 21% and 21% of service revenues in these quarters, respectively. The decrease in margin dollars in second quarter 2008 compared to first quarter 2008 is due primarily to a $1.0 million increase in outside contractor costs and the timing of the transitional costs as additional resources were added at the CoE and reduced on-shore, offset in part by the increase in service revenues and a $673,000 decrease in incentive compensation in second quarter 2008 compared to first quarter 2008. The decrease in margin dollars in second quarter 2008 compared to second quarter 2007 is due primarily to a $750,000 increase in outside contractor costs on consulting projects in the United States and an increase in cost transfers from the customer support group for assistance with consulting-related activities, offset in part by a 9% decrease in average headcount and a decrease in incentive compensation in second quarter 2008 compared to second quarter 2007. In first half 2008, we reduced our on-shore services organization by 14 FTE and added 33 FTE in service-related functions at the CoE. We currently anticipate that our service margins will remain in the low to mid 20% range over the remainder of 2008. As of June 30, 2008 we had 450 employees in the services organization compared to 434 at March 31, 2008 and 455 at June 30, 2007.
          Product development expense decreased $444,000 or 3% sequentially to $13.2 million in second quarter 2008 compared to $13.7 million in first quarter 2008 and increased $1.2 million or 10% compared to $12.0 million in second quarter 2007. The sequential decrease is due primarily to a decrease in incentive compensation in second quarter 2008 compared to first quarter 2008. The increase in product development expense in second quarter 2008 compared to second quarter 2007 resulted primarily from an $817,000 decrease in deferred costs due to the completion of certain ongoing funded development efforts. Although the average headcount in our product development function increased 18% in second quarter 2008 compared to second quarter 2007, salaries and related benefits only increased 4% as new and replacement positions were filled with lower cost resources, including those added at the CoE. In first half 2008, we reduced our on-shore development organization by 11 FTE and added 53 FTE in development-related functions at the CoE. As of June 30, 2008 we had 503 employees in our product development function compared to 478 at March 31, 2008 and 408 at June 30, 2007.
          Sales and marketing expense decreased $379,000 or 2% sequentially to $15.7 million in second quarter 2008 compared to $16.1 million in first quarter 2008 and increased $627,000 or 4% compared to $15.1 million in second quarter 2007. The sequential decrease is due primarily to a decrease in commissions and other incentive compensation resulting from the sequential decrease in software license sales. The increase in sales and marketing expense in second quarter 2008 compared to second quarter 2007 is due primarily to higher costs incurred for our 2008 user group conference. As of June 30, 2008 we had 214 employees in sales and marketing functions compared to 221 at March 31, 2008 and 208 at June 30, 2007, including quota carrying sales associates of 62, 67 and 64, respectively. Sales and marketing expense will continue to fluctuate quarterly with software license performance.
          General and administrative expense decreased $1.2 million or 11% sequentially to $10.4 million compared to $11.6 million in first quarter 2008 and increased $1.1 million or 12% compared to $9.3 million in second quarter 2007. The sequential decrease is due primarily to a $649,000 decrease in accounting fees primarily for tax-related services and lower incentive compensation, offset in part by 9% increase in average headcount. In addition, first quarter 2008 included a non-recurring settlement charge related to a customer dispute inherited in the Manugistics acquisition. The increase in general and administrative expense in second quarter 2008 compared to second quarter 2007 is due primarily to a 15% increase in average headcount, primarily in our information technology group offset by lower outside contractor costs, and a $349,000 increase in legal and accounting fees. As of June 30, 2008 we had 252 employees in general and administrative functions compared to 226 at March 31, 2008 and 221 at June 30, 2007.
          There was no provision for doubtful accounts required in second quarter 2008 or first half 2008 compared to $1.3 million in second quarter 2007 and $1.6 million in first half 2007.
          Amortization of intangibles increased $2.1 million in second quarter 2008 compared to second quarter 2007 due to a change in the estimated useful life of certain customer lists to reflect current trends in attrition. With this change, the quarterly amortization expense on customer lists increased approximately $2.1 million per quarter, beginning first quarter 2008 and continuing over the remaining useful life of the related customer lists which extend through June 2014. This change had a $0.04 and $.0.08 per share impact (reduction) on second quarter 2008 and first half 2008 basic and diluted earnings per share calculations, respectively.

          We recorded restructuring charges of $4.1 million in first half 2008, including $794,000 in first quarter 2008 and $3.3 million in second quarter 2008. These charges are primarily associated with our transition of certain on-shore activities to the CoE. The first quarter 2008 restructuring charge includes $722,000 for termination benefits, primarily related to a workforce reduction of 13 consulting and sales-related positions in the United States and the European region, and $72,000 for office closure and integration costs of redundant office facilities. The second quarter 2008 restructuring charge includes $3.3 million for termination benefits related to a workforce reduction of 34 FTE primarily in product development, consulting and sales-related positions across all of our geographic regions.
          Performance Share Awards. On February 7, 2008, the Board approved an incentive plan for 2008 similar to the Integration Plan (“New Incentive Plan”). The New Incentive Plan initially provides for the issuance of up to 259,516 contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we are able to achieve a defined performance threshold goal in 2008. The performance threshold goal is defined as $95 million of adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which excludes certain non-routine items. A partial pro-rata issuance of performance share awards will be made if we achieve a minimum performance threshold. Through June 30, 2008, approximately 200,000 contingently issuable performance share awards, net of forfeitures, have been awarded under the New Incentive Plan. The performance share awards, if any, will be issued after the approval of our 2008 financial results in January 2009 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period.
          The Company’s performance against the defined performance threshold goal of the New Incentive Plan will be evaluated on a quarterly basis throughout 2008 and stock-based compensation recognized over the requisite service period that runs from the date of board approval through January 2011. A deferred compensation charge of approximately $3.5 million has been recorded in the equity section of our balance sheet, with a related increase to additional paid-in capital, for the total grant date fair value of the awards issued through June 30, 2008. Although all necessary service and performance conditions have not been met through June 30, 2008, based on first half 2008 results and the outlook for the remainder of 2008, we have recorded $1.2 million in stock-based compensation expense related to these awards on a graded vesting basis in the six months ended June 30, 2008, including $453,000 in second quarter 2008. This charge is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.” We currently expect to recognize approximately $2.3 million of the award as stock-based compensation in 2008.
          Restricted Stock Units. Our Board of Directors approved a special Manugistics Incentive Plan (“Integration Plan”) on August 18, 2006. The Integration Plan provided for the issuance of contingently issuable restricted stock units under the 2005 Incentive Plan to executive officers and certain other members of our management team if we were able to successfully integrate the Manugistics acquisition and achieve a defined performance threshold goal in 2007. The performance threshold goal was defined as $85 million of adjusted EBITDA, which excludes certain non-routine items. A partial pro-rata issuance of restricted stock units would be made if we achieved a minimum performance threshold. The Board approved additional contingently issuable restricted stock units under the Integration Plan for executive officers and new participants in 2007. The Company’s actual EBITDA performance for 2007 was approved by the Board in January 2008 and qualified participants for a pro-rata issuance equal to 99.25% of the contingently issuable restricted stock units. In total, 502,935 restricted stock units were issued on January 28, 2008 with a grant date fair value of $8.1 million. The restricted stock units vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period.
          A deferred compensation charge of $8.1 million was recorded in the equity section of our balance sheet during 2007, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. Stock-based compensation is being recognized on a graded vesting basis over the requisite service periods that run from the date of the various board approvals through January 2010. We recognized $5.4 million in stock-based compensation expense related to these restricted stock unit awards in 2007, including $1.7 million in the six months ended June 30, 2007, plus an additional $591,000 in the six months ended June 30, 2008. These charges are reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”
          During the six months ended June 30, 2008 and 2007, we recorded stock-based compensation expense of $476,000 and $209,000, respectively related to other 2005 Incentive Plan awards.
          A summary of total stock-based compensation by expense category (in thousands) for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Cost of maintenance services	$69	$63	$156	$141
Cost of consulting services	104	91	255	196
Product development	105	69	239	170
Sales and marketing	188	283	503	623
General and administrative	576	486	1,071	749

Total stock-based compensation	$1,042	$992	$2,224	$1,879

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
          Our Financial Position is Solid and We Are Generating Positive Cash Flow from Operations. We had working capital of $85.0 million at June 30, 2008 compared to $67.9 million at December 31, 2007. The working capital balances at June 30, 2008 and December 31, 2007 include $124.5 million and $95.3 million of cash and cash equivalents, respectively. Our excess cash balances are invested in money market accounts. We generated $51.9 million in cash flow from operations in first half 2008 compared to $43.3 million in first half 2007. Net accounts receivable were $69.7 million or 68 DSO at June 30, 2008 compared to $74.7 million or 68 DSO at December 31, 2007 and 76 DSO at June 30, 2007. During first half 2008 we repaid $18.6 million of our long-term debt including the scheduled quarterly installments and a $5.2 million mandatory repayment based on a percentage of our annual excess cash flow, as defined in the agreement, $4.5 million on capital expenditures and paid $2.5 million of direct costs related to the Manugistics acquisition.
          We expect cash flow from operations to be positive in second half 2008. We also believe our cash and cash equivalents and net cash provided from operations will provide adequate liquidity to meet our normal operating requirements for the foreseeable future.

Results of Operations
          The following table sets forth certain selected financial information expressed as a percentage of total revenues and certain gross margin data expressed as a percentage of software license revenue, maintenance services revenue, product revenues or services revenues, as appropriate, for the three and six months ended June 30, 2008 and 2007:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
REVENUES:

Software licenses	17%	21%	19%	20%
Maintenance services	51%	47%	50%	48%

Product revenues	68%	68%	69%	68%

Consulting services	29%	29%	28%	29%
Reimbursed expenses	3%	3%	3%	3%

Service revenues	32%	32%	31%	32%

Total revenues	100%	100%	100%	100%

COST OF REVENUES:

Cost of software licenses	—%	1%	1%	1%
Amortization of acquired software technology	2%	2%	2%	2%
Cost of maintenance services	12%	13%	12%	12%

Cost of product revenues	14%	16%	15%	15%

Cost of consulting services	23%	22%	22%	23%
Reimbursed expenses	3%	3%	3%	3%

Cost of service revenues	26%	25%	25%	26%

Total cost of revenues	41%	41%	40%	41%

GROSS PROFIT	59%	59%	60%	59%

OPERATING EXPENSES:

Product development	14%	13%	14%	14%
Sales and marketing	17%	17%	17%	17%
General and administrative	11%	10%	12%	11%
Provision for doubtful accounts	—%	2%	—%	1%
Amortization of intangibles	7%	4%	6%	4%
Restructuring charges	3%	2%	2%	3%
Gain on sale of office facility	—%	—%	—%	(2%)

Total operating expenses	52%	48%	51%	48%

OPERATING INCOME	7%	11%	9%	11%

Interest expense and amortization of loan fees	(3%)	(4%)	(3%)	(4%)
Other income, net	1%	1%	1%	1%

INCOME BEFORE INCOME TAX PROVISON	5%	8%	7%	8%

Income tax provision	2%	3%	3%	3%

NET INCOME	3%	5%	4%	5%

Gross margin on software licenses	98%	96%	96%	97%
Gross margin on maintenance services	75%	73%	75%	74%
Gross margin on product revenues	79%	77%	79%	78%
Gross margin on service revenues	19%	21%	20%	20%

          The following table sets forth a comparison of selected financial information (in thousands), expressed as a percentage change between quarters for the three and six months ended June 30, 2008 and 2007. In addition, the table sets forth cost of revenues and product development expenses expressed as a percentage of the related revenues:

	% Change			% Change
	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2008 to 2007	2007	2008	2008 to 2007	2007
Revenues:

Software licenses	$15,546	(17%)	$18,626	$35,582	—%	$35,654
Maintenance	46,643	9%	42,961	92,455	6%	87,439

Product revenues	62,189	1%	61,587	128,037	4%	123,093
Service revenues	29,607	2%	29,163	57,634	(1%)	58,374

Total revenues	91,796	1%	90,750	185,671	2%	181,467

Cost of Revenues:

Software licenses	343	(53%)	724	1,396	17%	1,189
Amortization of acquired software technology	1,460	(3%)	1,502	2,961	(12%)	3,373
Maintenance services	11,436	(2%)	11,696	22,632	(1%)	22,749

Product revenues	13,239	(5%)	13,922	26,989	(1%)	27,311
Service revenues	23,876	4%	23,031	45,939	(2%)	46,767

Total cost of revenues	37,115	—%	36,953	72,928	(2%)	74,078

Gross Profit	54,681	2%	53,797	112,743	5%	107,389

Operating Expenses:

Product development	13,232	10%	11,996	26,908	4%	25,783
Sales and marketing	15,730	4%	15,103	31,839	6%	29,911
General and administrative	10,378	12%	9,256	21,966	12%	19,544

	39,340	8%	36,355	80,713	7%	75,238

Provision for doubtful accounts	—	(100%)	1,302	—	(100%)	1,590
Amortization of intangibles	6,076	53%	3,963	12,152	53%	7,926
Restructuring charge	2,799	25%	2,232	3,555	(43%)	6,276
Gain on sale of office facility	—	—%	—	—	(100%)	(4,128)

Operating Income	$6,466	(35%)	$9,945	$16,323	(20%)	$20,487

Cost of Revenues as a % of related revenues:
Software licenses	2%		4%	4%		3%
Maintenance services	25%		27%	25%		26%
Product revenues	21%		23%	21%		22%
Service revenues	81%		79%	80%		80%

Product Development as a % of product revenues	21%		19%	21%		21%

          The following tables set forth selected comparative financial information on revenues in our business segments and geographical regions, expressed as a percentage change between the three and six months ended June 30, 2008 and 2007. In addition, the tables set forth the contribution of each business segment and geographical region to total revenues in the three and six months ended June 30, 2008 and 2007, expressed as a percentage of total revenues:

	Retail		Manufacturing & Distribution		Services Industries
	June 30, 2008 vs. 2007		June 30, 2008 vs. 2007		June 30, 2008 vs. 2007
	Quarter	Six Months	Quarter	Six Months	Quarter	Six Months
Software licenses	(16%)	(4%)	(27%)	(5%)	30%	65%
Maintenance services	14%	11%	4%	1%	19%	15%

Product revenues	3%	6%	(3%)	—%	25%	40%
Service revenues	(4%)	(8%)	5%	4%	34%	35%

Total revenues	—%	1%	(1%)	1%	29%	38%

Product development	12%	2%	(3%)	(2%)	101%	77%
Sales and marketing	5%	1%	(3%)	11%	46%	50%
Operating income (loss)	(2%)	11%	(6%)	(6%)	112%	315%

Contribution to Total Revenues
Retail				Manufacturing & Distribution				Services Industries
Quarter		Six Months		Quarter		Six Months		Quarter		Six Months
2008	2007	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
52%	53%	52%	53%	42%	43%	42%	43%	6%	4%	6%	4%

	The Americas		Europe		Asia/Pacific
	June 30, 2008 vs. 2007		June 30, 2008 vs. 2007		June 30, 2008 vs. 2007
	Quarter	Six Months	Quarter	Six Months	Quarter	Six Months
Software licenses	(17%)	8%	(5%)	(9%)	(35%)	(18%)
Maintenance services	6%	4%	9%	9%	31%	16%

Product revenues	—%	5%	5%	3%	(2%)	1%
Service revenues	3%	(3%)	—%	10%	(4%)	(4%)

Total revenues	1%	2%	4%	5%	(3%)	(1%)

Contribution to Total Revenues
The Americas				Europe				Asia/Pacific
Quarter		Six Months		Quarter		Six Months		Quarter		Six Months
2008	2007	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
65%	66%	66%	66%	25%	24%	24%	24%	10%	10%	10%	10%
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Product Revenues
          Software Licenses.
          Retail. Software license revenues in this reportable business segment decreased 16% in second quarter 2008 compared to second quarter 2007 due primarily to a decrease in software license sales to new customers.. There were two large transactions ≥ $1.0 million (“large transactions”) in this reportable business segment in both second quarter 2008 and second quarter 2007.

          Manufacturing & Distribution. Software license revenues in this reportable business segment decreased 27% in second quarter 2008 compared to second quarter 2007 due to a decrease in the number of large transactions. There were no large transactions in this reportable business segment in second quarter 2008 compared to two in second quarter 2007.
          Services Industries. Software license revenues in this reportable business segment increased 30% in second quarter 2008 compared to second quarter 2007, primarily due a large transaction with an existing customer. There was one large transactions in this reportable business segment in second quarter 2008 compared to none in second quarter 2007.
          Regional Results. Software license revenues in the Americas region decreased 17% in second quarter 2008 compared to second quarter 2007 due to delays in the timing of certain large transactions. There was one large transaction in the Americas region in second quarter 2008 compared to two in second quarter 2007.
          Software license revenues in the European region decreased 5% in second quarter 2008 compared to second quarter 2007, primarily due to a decrease in volume of small to mid-size software license sales to new customers. There were two large transactions in the European region in second quarter 2008 compared to one in second quarter 2007.
          Software license revenues in the Asia/Pacific region decreased 35% in second quarter 2008 compared to second quarter 2007, primarily due to a large transaction. There were no large transactions in the Asia/Pacific region in second quarter 2008 compared to one in second quarter 2007.
          Maintenance Services. Maintenance services revenues increased $3.7 million or 9% to $46.6 million in second quarter 2008 compared to second quarter 2007. Favorable foreign exchange rate variances provided a $1.4 million benefit to maintenance services revenues in second quarter 2008 compared to second quarter 2007 due to further weakening of the US dollar against substantially all foreign currencies in which we do business. Excluding the impact of the favorable foreign exchange rate variance, maintenance services revenues increased 5% in second quarter 2008 compared to second quarter 2007 as maintenance revenues related to new software sales, rate increases on annual renewals and reinstatements of previously cancelled maintenance agreements offset decreases in recurring maintenance revenues due to normal attrition.
Service Revenues
          Service revenues increased $444,000 or 2% to $29.6 million in second quarter 2008 compared to second quarter 2007, primarily due to an increase in reimbursed expenses. Fixed bid consulting services work represented 15% of total consulting services revenue in both second quarter 2008 and second quarter 2007.
Cost of Product Revenues
          Cost of Software Licenses. The decrease in cost of software licenses in second quarter 2008 compared to second quarter 2007 resulted primarily from a lower mix of licenses sold with products that include embedded 3rd party software applications and/or require payment of higher royalty fee obligations.
          Amortization of Acquired Software Technology. The decrease in amortization of acquired software technology in second quarter 2008 compared to second quarter 2007 is due to a decrease in amortization on certain acquired software technology that is now fully amortized.
          Cost of Maintenance Services. The decrease in cost of maintenance services in second quarter 2008 compared to second quarter 2007 is due primarily to an increase in cost transfers for support personnel used to support certain consulting-related activities and a $274,000 decrease in fees and royalties paid to 3rd parties who provide first level support to certain of our customers, offset in part by an increase in costs resulting from a 7% increase in average headcount in second quarter 2008 compared to second quarter 2007.
Cost of Service Revenues
          The increase in cost of service revenues in second quarter 2008 compared to second quarter 2007 is due primarily to a $750,000 increase in outside contractor costs on consulting projects in the United States and an increase in cost transfers from the customer support group for assistance with consulting-related activities, offset in part by a 9% decrease in average headcount and a decrease in incentive compensation in second quarter 2008 compared to second quarter 2007.

Gross Profit
          The increase in total gross profit dollars in second quarter 2008 compared to second quarter 2007 is due primarily to the $1.0 million increase in revenue. The total cost of revenues was flat in second quarter 2008 compared to second quarter 2007. The gross margin percentage increased to 60% in second quarter 2008 compared to 59% in second quarter 2007 due to the higher ratio of product revenues to total revenues.
          The decrease in service gross profit dollars in second quarter 2008 compared to second quarter 2007 is due primarily to a $750,000 increase in outside contractor costs on consulting projects in the United States and an increase in cost transfers from the customer support group for assistance with consulting-related activities, offset in part by a 9% decrease in average headcount and a decrease in incentive compensation in second quarter 2008 compared to second quarter 2007. Service margins as a percentage of service revenues were 19% in second quarter 2008 and 21% in second quarter 2007.
Operating Expenses
          Product Development. Product development expense increased in second quarter 2008 compared to second quarter 2007. The increase in product development expense in second quarter 2008 compared to second quarter 2007 resulted primarily from an $817,000 decrease in deferred costs due to the completion of certain ongoing funded development efforts. Although average headcount in the product development function increased 18% in second quarter 2008 compared to second quarter 2007, salaries and related benefits only increased 4% as new and replacement positions were filled with lower cost resources, including those added at the CoE.
          Sales and Marketing. The increase in sales and marketing expense in second quarter 2008 compared to second quarter 2007 is due primarily to higher costs incurred for our 2008 user group conference.
          General and Administrative. The increase in general and administrative expense in second quarter 2008 compared to second quarter 2007 is due primarily to a 15% increase in average headcount and a $349,000 increase in legal and accounting fees.
          Provision of Doubtful Accounts. There was no provision for doubtful accounts required in second quarter 2008 compared to $1.3 million in second quarter 2007.
          Amortization of Intangibles. The increase in amortization of intangibles in second quarter 2008 compared to second quarter 2007 is due primarily from a change in the estimated useful life of certain customer lists to reflect current trends in attrition. With this change, the quarterly amortization expense on customer lists increased approximately $2.1 million per quarter, beginning first quarter 2008 and continuing over the remaining useful life of the related customer lists which extend through June 2014. This change had a $0.04 per share impact (reduction) on second quarter 2008 basic and diluted earnings per share calculations.
          Restructuring Charges and Adjustments to Acquisition Reserves. We recorded a restructuring charge of $3.3 million in second quarter 2008 for termination benefits related to a workforce reduction of 34 FTE primarily in product development, consulting and sales-related positions across all of our geographic regions. These charges are primarily associated with our transition of certain on-shore activities to the CoE. We reduced the Manugistics acquisition reserves by $530,000 in second quarter 2008 due to our revised estimate of the reserves for employee severance and termination benefits.
          We recorded a restructuring charge of $2.3 million in second quarter 2007 that included $2.1 million in termination benefits related to a workforce reduction of approximately 40 FTE, primarily in our worldwide consulting services group, and $147,000 for office closures and integration costs of redundant office facilities.
Operating Income
          Operating income decreased $3.5 million to $6.5 million in second quarter 2008 compared to operating income of $9.9 million in second quarter 2007. The decrease in operating income resulted primarily from the $3.0 million increase in product development, sales and marketing and general and administrative expenses and a $2.1 million increase in amortization due to a change in the estimated useful life of certain customer list intangibles, offset in part by the $1.3 million decrease in bad debt provision.
          Operating income in our Retail reportable business segment decreased to $11.3 million in second quarter 2008 from $11.5 million in second quarter 2007. The decrease in operating income in this reportable business segment resulted primarily from a $1.2 million increase in operating costs for product development and sales and marketing activities and a $669,000 decrease in service revenues, offset in part by an $832,000 increase in product revenues and a $714,000 decrease in total cost of revenues.
          Operating income in our Manufacturing and Distribution reportable business segment decreased to $14.0 million in second quarter 2008 from $14.9 million in second quarter 2007. The decrease resulted primarily from an $807,000 decrease in product revenues and a $973,000 increase in total cost of revenues, offset in part by a $531,000 increase in service revenues.
          Operating income in our Services Industries reportable business segment increased to $469,000 in second quarter 2008 compared to $221,000 in second quarter 2008. The increase resulted primarily from increases in product and service revenues of $577,000 and $582,000, respectively, offset in part by a $1.0 million increase in operating costs for product development and sales and marketing activities.
          The combined operating income reported in the reportable business segments excludes $19.3 million and $16.8 million of general and administrative expenses and other charges in second quarter 2008 and 2007, respectively, that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segments.
Other Income (Expense)
          Interest Expense and Amortization of Loan Fees. We incurred interest expense of $2.1 million and recorded $379,000 in amortization of loan origination fees in second quarter 2008 compared to $2.6 million and $548,000, respectively in second quarter 2007. The decrease in interest expense is due to the repayment of $23.6 million of our long-term debt in the trailing 12-months ended June 30, 2008.
          Interest Income and Other, Net. We recorded interest income and other, net of $779,000 in second quarter 2008 compared to $795,000 in second quarter 2007. The decrease is due primarily to a decrease in interest income due to falling rates, offset in part by a $187,000 increase in foreign currency gains. Foreign currency gains and losses were previously reported in operating expenses and were not material.
Income Tax Provision
          We calculate income taxes on an interim basis using the year-to-date effective tax rate and record discrete tax adjustments in the reporting period in which they occur. Because the Company is subject to income taxes in numerous jurisdictions and the timing of software and consulting income by jurisdiction can vary significantly, we are unable to reliably estimate an overall effective tax rate. In accordance with Financial Accounting Standards Board Interpretation No. 18, “Accounting for Income Taxes in Interim Periods – in interpretation of APB Opinion No, 28,” we calculate our tax provision on an interim basis using the year-top-date effective tax rate and record discrete tax adjustments in the reporting period in which they occur. A summary of the income tax provision recorded in second quarter 2008 and 2007 is as follows:

	Three Months Ended
	June 30,
	2008	2007
Income before income tax provision	$4,779	$7,565
Effective tax rate	34.7%	34.5%

Income tax provision at effective tax rate	1,659	2,609

Discrete tax item benefits:
Interest and penalties on uncertain tax positions	107	133
Changes in estimate and foreign statutory rates	(60)	—

Total discrete tax item benefits	47	133

Income tax provision	$1,706	$2,742

          The income tax provision recorded in second quarter 2008 and 2007 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during second quarter 2008 and 2007 of $1.3 million and $265,000, respectively. These tax benefits will reduce our income tax liabilities in future periods and result in an increase to additional paid-in capital as we are able to utilize them. During the three months ended June 30, 2008, we recorded an immaterial adjustment to reverse the total windfall tax benefit previously recognized in 2007 and 2006 of approximately $1.6 million which reduced additional paid-in capital and non-current deferred tax assets.
          The effective tax rate in second quarter 2008 is higher than the effective tax for second quarter 2007 as the extension of the Federal research and development credit has not been approved by Congress for 2008. If the research and development credit is ultimately approved for 2008, we believe it will lower our annual effective rate to 35% from 36%.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Product Revenues
          Software Licenses.
          Retail. Software license revenues in this reportable business segment decreased 4% in first half 2008 compared to first half 2007, primarily due to a decrease in the volume of small to mid-size software license sales with new customers, offset in part by an increase in the number of large transactions. There were six large transactions in this reportable business segment in first half 2008 compared to three in first half 2007.
          Manufacturing & Distribution. Software license revenues in this reportable business segment decreased 5% in first half 2008 compared to first half 2007, primarily due to a decrease in the number of large transactions, offset in part by an increase in follow-on sales to existing customers of small and mid-size software licenses that expanded the scope of existing licenses. There were no large transactions in this reportable business segment in first half 2008 compared to two in first half 2007.
          Services Industries. Software license revenues in this reportable business segment increased 65% in first half 2008 compared to first half 2007, primarily due a large transaction with an existing customer. There was one large transaction in this reportable business segment in first half 2008 compared to none in first half 2007.
          Regional Results. Software license revenues in the Americas region increased 8% in first half 2008 compared to first half 2007, primarily due to an increase in the number of large transactions and an increase in follow-on software license sales to existing customers for new product or to expand the scope of an existing license, offset in part by a decrease in the volume of small to mid-size software license sales with new customers. There were four large transactions in first half 2008 compared to two in first half 2007.
          Software license revenues in the European region decreased 9% in first half 2008 compared to first half 2007, primarily due to a decrease in the volume of small to mid-size software license sales with new customers, offset in part by an increase in follow-on sales to existing customers for new product or to expand the scope of an existing license. There were three large transactions in first half 2008 compared to two in first half 2007.
          Software license revenues in the Asia/Pacific region decreased 18% in first half 2008 compared to first half 2007, primarily due to a decrease in follow-on sales to existing customers for new product or to expand the scope of an existing license, offset in part by an increase in the volume of small to mid-size software license sales to new customers. There was one large transaction in the Asia/Pacific region in both first half 2008 and first half 2007.
          Maintenance Services. Maintenance services revenues increased $5.0 million or 6% to $92.5 million in first half 2008 compared to first half 2007. Favorable foreign exchange rate variances provided a $1.9 million benefit to maintenance services revenues in first half 2008 compared to first half 2007 due to further weakening of the US dollar against substantially all foreign currencies in which we do business. Excluding the impact of the favorable foreign exchange rate variance, maintenance services revenues increased 4% in first half 2008 compared to first half 2007 as maintenance revenues related to new software sales, rate increases on annual renewals and reinstatements of previously cancelled maintenance agreements offset decreases in recurring maintenance revenues due to normal attrition.
Service Revenues
          Service revenues decreased $740,000 or 2% to $57.6 million in first half 2008 compared to first half 2007, primarily due to a decrease in consulting services in the United States, and a $496,000 decrease in hosting services and our hardware reseller business, offset in part by an increase consulting services in the European region and an increase in training services. Our consulting services continue to be impacted by low rate competition, fixed price engagements and by our product mix which for several years has favored solutions that require less implementation services. Fixed bid consulting services work represented 16% of total consulting services revenue in first half 2008 compared to 15% in first half 2007
Cost of Product Revenues
          Cost of Software Licenses. The increase in cost of software licenses in first half 2008 compared to first half 2007 is due primarily from royalties on the resell of certain 3rd party applications.
          Amortization of Acquired Software Technology. The decrease in amortization of acquired software technology in first half 2008 compared to first half 2007 is due to a decrease in amortization on certain acquired software technology that is now fully amortized.
          Cost of Maintenance Services. The decrease in cost of maintenance services in first half 2008 compared to first half 2007 is primarily due to a 4% increase in average headcount and an increase in incentive compensation, substantially offset by an increase in cost transfers for support personnel used to support certain consulting-related activities.
Cost of Service Revenues
          The decrease in cost of service revenues in first half 2008 compared to first half 2007 resulted from a 12% decrease in average headcount, offset in part by an increase in cost transfers from the customer support group for assistance with consulting-related activities.
Gross Profit
          The increase in total gross profit dollars in first half 2008 compared to first half 2007 is due primarily to $4.2 million increase in revenues and a $1.2 million decrease in cost of revenues, primarily as a result of the 12% decrease in average consulting services headcount. The gross margin percentage increased to 61% in first half 2008 compared to 59% in first half 2007 due to the higher mix of product revenues.
          Service gross profit dollars were flat in first half 2008 compared to first half 2007 as an $828,000 decrease in cost of service revenues was substantially offset by the 1% decrease in service revenues. Service margins as a percentage of service revenues were 20% in first half 2008 and first half 2007.
Operating Expenses
          Product Development. Product development expense increased in first half 2008 compared to first half 2007. The increase in product development expense in first half 2008 compared to first half 2007 resulted primarily from a $1.1 million decrease in deferred costs due to the completion of certain ongoing funded development efforts. Although average headcount in the product development function increased 12% in first half 2008 compared to first half 2007, salaries and related benefits were flat as new and replacement positions were filled with lower cost resources, including those added at the CoE.
          Sales and Marketing. The increase in sales and marketing expense in first half 2008 compared to first half 2007 is due primarily to a $1.2 million increase in marketing-related costs, a $561,000 increase in travel costs and a 4% increase in average headcount.
          General and Administrative. The increase in general and administrative expenses in first half 2008 compared to first half 2007 is due primarily to a 13% increase in average headcount and a $684,000 increase in legal and accounting fees.
          Provision of Doubtful Accounts. There was no provision for doubtful accounts required in first half 2008 compared to $1.6 million in first half 2007.
          Amortization of Intangibles. The increase in amortization of intangibles in first half 2008 compared to first half 2007 is due primarily from a change in the estimated useful life of certain customer lists to reflect current trends in attrition. With this change, the quarterly amortization expense on customer lists increased approximately $2.1 million per quarter, beginning first quarter 2008 and continuing over the remaining useful life of the related customer lists which extend through June 2014. This change had a $0.08 per share impact (reduction) on first half 2008 basic and diluted earnings per share calculations.
          Restructuring Charges and Adjustments to Acquisition Reserves. We recorded restructuring charges of $4.1 million in first half 2008, including $794,000 in first quarter 2008 and $3.3 million in second quarter 2008. These charges are primarily associated with our transition of certain on-shore activities to the CoE. The first quarter 2008 restructuring charge includes $722,000 for termination benefits, primarily related to a workforce reduction of 13 consulting and sales-related positions in the United States and the European region, and $72,000 for office closure and integration costs of redundant office facilities. The second quarter 2008 restructuring charge includes $3.3 million for termination benefits related to a workforce reduction of 34 FTE primarily in product development, consulting and sales-related positions across all of our geographic regions. We reduced the Manugistics acquisition reserves by $568,000 in first half 2008 due primarily to our revised estimate of the reserves for employee severance and termination benefits.
          We recorded restructuring charges of $6.3 million in first half 2007 that included $5.9 million in termination benefits, primarily related to a workforce reduction of approximately 120 FTE in our Scottsdale, Arizona product development group due to our decision to standardize future product offerings on the new JDA Enterprise Architecture platform and an additional 40 FTE, primarily in our worldwide consulting services group. The restructuring charge also included $292,000 for office closures and integration costs of redundant office facilities.
          Gain on Sale of Office Facility. During first half 2007 we sold a 15,000 square foot facility in the United Kingdom for approximately $6.3 million and recognized a gain of $4.1 million.
Operating Income
          Operating income decreased $4.2 million to $16.3 million in first half 2008 compared to operating income of $20.5 million in first half 2007. The decrease in operating income resulted primarily from a $4.2 million increase in amortization due to a change in the estimated useful life of certain customer list intangibles and a $4.1 million decrease on the sale of an office facility, together with increases in product development, sales and marketing and general and administrative expenses, offset in part by the 2% increase in total revenues, a $2.7 million lower restructuring charge and a $1.6 million lower bad debt provision.
          Operating income in our Retail reportable business segment increased to $24.2 million in first half 2008 compared to $21.8 million in first half 2007. The increase in operating income in this reportable business segment resulted primarily from a $3.5 million increase in product revenues and a $2.1 million decrease in total cost of revenues, offset in part by $2.7 million decrease in service revenues.
          Operating income in our Manufacturing and Distribution reportable business segment decreased to $28.7 million in first half 2008 from $30.4 million in first half 2007. The decrease resulted primarily from an 11% increase in allocated sales and marketing costs based upon the pro rata share of software sales that came from this reportable business segment and a $1.5 million increase in total cost of revenues, offset in part by a 4% increase in services revenues.
          The Services Industries reportable business segment had operating income of $1.1 million in first half 2008 compared to an operating loss of $503,000 in first half 2007. The increase resulted primarily from increases in product and service revenues of $1.7 million and $1.1 million, respectively, offset in part by a $1.8 million increase in operating costs for product development and sales and marketing activities.
          The combined operating income reported in the reportable business segments excludes $37.7 million and $31.2 million of general and administrative expenses and other charges in first half 2008 and 2007, respectively, that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segments.
Other Income (Expense)
          Interest Expense and Amortization of Loan Fees. We incurred interest expense of $4.4 million and recorded $544,000 in amortization of loan origination fees in first half 2008 compared to $5.5 million and $1.1 million, respectively in first half 2007. The decrease in interest expense is due to the repayment of $23.6 million of our long-term debt in the trailing 12-months ended June 30, 2008. The decrease in amortization of loan origination fees is due to management’s revised estimate of the amortization period.
          Interest Income and Other, Net. We recorded interest income and other, net of $2.1 million in first half 2008 compared to $1.5 million in first half 2007. The increase is due primarily to a $686,000 increase in foreign currency gains. Foreign currency gains and losses were previously reported in operating expenses and were not material.
Income Tax Provision
          A summary of the income tax provision recorded in the six months ended June 30, 2007 and 2006 is as follows:

	Six Months Ended
	June 30,
	2007	2007
Income before income tax provision	$13,439	$15,326
Effective tax rate	36.2%	32.0%

Income tax provision at effective tax rate	4,859	4,902

Discrete tax item benefits:
Interest and penalties on uncertain tax positions	215	248
Changes in estimate and foreign statutory rates	(64)	(63)

Total discrete tax item benefits	151	185

Income tax provision	$5,010	$5,087

          The income tax provision recorded in first half 2008 and 2007 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during first half 2008 and 2007 of $1.3 million and $357,000, respectively. These tax benefits will reduce our income tax liabilities in future periods and result in an increase to additional paid-in capital as we are able to utilize them. During the six months ended June 30, 2008, we recorded an immaterial adjustment to reverse the total windfall tax benefit previously recognized in 2007 and 2006 of approximately $1.6 million which reduced additional paid-in capital and non-current deferred tax assets.
          The effective tax rate in first half 2008 is higher than the effective tax for first half 2007 as the extension of the Federal research and development credit has not been approved by Congress for 2008. If the research and development credit is ultimately approved for 2008, we believe it will lower our annual effective rate to 35% to 36%.
Liquidity and Capital Resources
          We had working capital of $85.0 million at June 30, 2008 compared to $67.9 million at December 31, 2007. The working capital balances at June 30, 2008 and December 31, 2007 include $124.5 million and $95.3 million of cash and cash equivalents, respectively. Our excess cash balances are invested primarily in money market accounts. The increase in working capital resulted primarily from $51.9 million in cash flow from operating activities, offset in part by the repayment of $18.6 million of long-term debt and $4.5 million of capital expenditures.
          Net accounts receivable were $69.7 million or 68 days sales outstanding (“DSO”) at June 30, 2008 compared to $74.7 million or 68 DSO at December 31, 2007. DSO results can fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenues that comes from software license sales which typically have installment payment terms, seasonality, shifts in customer buying patterns, the timing of customer payments and annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.
          Operating activities provided cash of $51.9 million in the first half 2008 compared to $43.3 million in first half 2007. The principle sources of our cash flow from operations are typically net income adjusted for depreciation and amortization and bad debt provisions, collections on accounts receivable, and increases in deferred maintenance revenue. The increase in cash flow from operations in first half 2008 compared to first half 2007 also includes a $4.2 million increase in depreciation and amortization resulting primarily from a change in the estimated useful life of certain customer lists to reflect current trends in attrition and a $2.9 million smaller increase in prepaid expenses and other current assets, offset by a $1.9 million larger decrease in accrued expenses and other current liabilities resulting from payment of larger accrued incentive compensation balances due to the Company’s improved operating performance in fourth quarter 2007 and a $1.6 million lower bad debt provision. In addition, cash flow from operations in first half 2007 was reduced by a $4.1 million gain on the sale of the office facility in Westerham that did not recur in first half 2008.

          Investing activities utilized cash of $7.0 million in first half 2008 and $1.6 million in first half 2007. Net cash utilized by investing activities in first half 2008 includes $4.5 million of capital expenditures and the payment of $2.5 million of direct costs associated with the Manugistics acquisition. Net cash utilized by investing activities in first half 2007 includes the payment of $4.4 million of direct costs associated with the Manugistics acquisition and $4.0 million of capital expenditures, offset in part by $6.8 million in proceeds from the disposal of property and equipment, including $6.3 million from the sale of the office facility in the United Kingdom.
          Financing activities utilized cash of $16.2 million in first half 2008 and $30.6 million in first half 2007. Financing activities in first half 2008 include repayment of $18.6 million of long-term debt and a $1.7 million repurchase of shares tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted stock, offset in part by $5.7 million in proceeds from the issuance of common stock under our stock plans. Financing activities in first half 2007 include repayment of $35.0 million in long-term debt, offset in part by $4.1 million in proceeds from the issuance of common stock under our stock plans.
          Changes in the currency exchange rates of our foreign operations had the effect of increasing cash by $534,000 in first half 2008 and $791,000 in first half 2007 due to the continuing weakness of the US Dollar against major foreign currencies including the British Pound Sterling, the Euro and the Japanese Yen. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the short-term foreign currency exchange exposure associated with foreign currency denominated assets and liabilities which exist as part of our ongoing business operations. We do not hedge the potential impact of foreign currency exposure on our ongoing revenues and expenses from foreign operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income, net, offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.
          Treasury Stock Purchases. During first half 2008 and 2007, we repurchased 93,894 and 4,156 shares, respectively, tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted shares under the 2005 Performance Incentive Plan. These shares were repurchased for $1.7 million at prices ranging from $17.50 to $20.40 per share in first half 2008 and for $54,000 at prices ranging from $11.19 to $19.78 per share in first half 2007.
          Contractual Obligations. As of June 30, 2008, we had $80.9 million in outstanding borrowings under term loan agreements which are due in quarterly installments of $437,500 through July 5, 2013, with the remaining balance due at maturity. In addition to the scheduled maturities, the term loan agreements also require additional mandatory repayments on the term loans based on a percentage of our annual excess cash flow, as defined. Pursuant to this provision, we remitted an additional mandatory payment of $5.2 million on the term loans in first quarter 2008. Interest is payable quarterly on the term loans at the London Interbank Offered Rate (“LIBOR”) + 2.25%. We entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. We have structured the interest rate swap with decreasing notional amounts to match the expected pay down of the debt. The notional value of the interest rate swap was $64.9 million at June 30, 2008 and represented approximately 80% of the aggregate term loan balance. The interest rate swap agreement is effective through October 5, 2009 and has been designated a cash flow hedge derivative.
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

Goodwill is tested annually for impairment, or more frequently if events or changes in business circumstances indicate the asset might be impaired, using a two-step process that compares a weighted average of the fair value of future cash flows under the “Discounted Cash Flow Method of the Income Approach” and the “Guideline Company Method” to the carrying value of goodwill allocated to our reporting units. We found no indication of impairment of our goodwill balances during the three months ended June 30, 2008 with respect to the goodwill allocated to our Retail, Manufacturing and Distribution and Services Industries reportable business segments and, absent future indicators of impairment, the next annual impairment test will be performed in fourth quarter 2008.

Customer lists are amortized on a straight-line basis over estimated useful lives ranging from 8 years to 13 years. The values allocated to customer list intangibles are based on the projected economic life of each acquired customer base, using historical turnover rates and discussions with the management of the acquired companies. We estimate the economic lives of these assets using the historical life experiences of the acquired companies as well as our historical experience with similar customer accounts for products that we have developed internally. We review customer attrition rates for each significant acquired customer group on annual basis, or more frequently if events or circumstances change, to ensure the rate of attrition is not increasing and if revisions to the estimated economic lives are required. In first quarter 2008 we changed the estimated useful life of certain customer lists to reflect current trends in attrition. With this change, the quarterly amortization expense on customer lists increased to $4.9 million, or approximately $2.1 million per quarter, beginning first quarter 2008 and continuing over the remaining useful life of the related customer lists which extend through June 2014. This change had a $0.04 per share impact (reduction) on second quarter 2008 basic and diluted earnings per share calculations.
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

The FIN 48 adjustments on January 1, 2007 include an accrual of approximately $1.3 million for interest and penalties. To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision. We have accrued additional interest and penalties related to uncertain tax positions of $215,000 and $248,000 for the six months ended June 30, 2008 and 2007 respectively which are included as a component of income tax expense.
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

Performance Share Awards. On February 7, 2008, the Board approved an incentive plan for 2008 similar to the Integration Plan (“New Incentive Plan”). The New Incentive Plan initially provides for the issuance of up to 259,516 contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we are able to achieve a defined performance threshold goal in 2008. The performance threshold goal is defined as $95 million of adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which excludes certain non-routine items. A partial pro-rata issuance of performance share awards will be made if we achieve a minimum performance threshold. Through June 30, 2008, approximately 200,000 contingently issuable performance share awards, net of forfeitures, have been awarded under the New Incentive Plan. The performance share awards, if any, will be issued after the approval of our 2008 financial results in January 2009 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period.

The Company’s performance against the defined performance threshold goal of the New Incentive Plan will be evaluated on a quarterly basis throughout 2008 and stock-based compensation recognized over the requisite service period that runs from the date of board approval through January 2011. A deferred compensation charge of approximately $3.5 million has been recorded in the equity section of our balance sheet, with a related increase to additional paid-in capital, for the total grant date fair value of the awards issued through June 30, 2008. Although all necessary service and performance conditions have not been met through June 30, 2008, based on first half 2008 results and the outlook for the remainder of 2008, we have recorded $1.2 million in stock-based compensation expense related to these awards on a graded vesting basis in the six months ended June 30, 2008, including $453,000 in second quarter 2008. This charge is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.” We currently expect to recognize approximately $2.3 million of the award as stock-based compensation in 2008.

Restricted Stock Units. Our Board of Directors approved a special Manugistics Incentive Plan (“Integration Plan”) on August 18, 2006. The Integration Plan provided for the issuance of contingently issuable restricted stock units under the 2005

Incentive Plan to executive officers and certain other members of our management team if we were able to successfully integrate the Manugistics acquisition and achieve a defined performance threshold goal in 2007. The performance threshold goal was defined as $85 million of adjusted EBITDA, which excludes certain non-routine items. A partial pro-rata issuance of restricted stock units would be made if we achieved a minimum performance threshold. The Board approved additional contingently issuable restricted stock units under the Integration Plan for executive officers and new participants in 2007. The Company’s actual EBITDA performance for 2007 was approved by the Board in January 2008 and qualified participants for a pro-rata issuance equal to 99.25% of the contingently issuable restricted stock units. In total, 502,935 restricted stock units were issued on January 28, 2008 with a grant date fair value of $8.1 million. The restricted stock units vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period.
A deferred compensation charge of $8.1 million was recorded in the equity section of our balance sheet during 2007, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. Stock-based compensation is being recognized on a graded vesting basis over the requisite service periods that run from the date of the various board approvals through January 2010. We recognized $5.4 million in stock-based compensation expense related to these restricted stock unit awards in 2007, including $1.7 million in the six months ended June 30, 2007, plus an additional $591,000 in the six months ended June 30, 2008. These charges are reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”
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

We are exposed to interest rate risk in connection with our long-term debt which provides for quarterly interest payments at the London Interbank Offered Rate (“LIBOR”) + 2.25%. To manage this risk, we entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. The interest rate swap was structured with decreasing notional amounts to match our expected pay down of the debt. The notional value of the interest rate swap was $64.9 million at June 30, 2008 and represented approximately 80% of the aggregate term loan balance. The interest rate swap agreement is effective through October 5, 2009 and has been designated a cash flow hedge derivative. SFAS No. 133 requires derivatives to be recorded as either an asset or a liability in the balance sheet at fair value. Changes in the fair value of derivatives that are designated as highly effective and qualify as a cash flow hedge are deferred and recorded as a component of “Accumulated other comprehensive income (loss)” until net income is affected by the variability of cash flows of the hedged transaction (i.e., that quarterly payment of interest). When the hedged transaction affects earnings, the resulting gain or loss is reclassified from “Accumulated other comprehensive income (loss)” to the consolidated statement of income on the same line as the underlying transaction (i.e., interest expense). A change in the fair value of an ineffective portion of a hedging derivative is recognized immediately in earnings. We evaluate the effectiveness of the cash flow hedge derivative on a quarterly basis. During second quarter 2008 the hedge was highly effective and a net unrealized gain of $286,000 was recorded in “Accumulated other comprehensive income.” The interest rate swap had a negative fair value of $1.3 million as of June 30, 2008. This value was determined in accordance with SFAS No. 157 using Level 2 observable inputs and approximates the net loss that would have been realized if the contract had been settled as of June 30, 2008.
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
          In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires expanded qualitative, quantitative and credit-risk disclosures about an entity’s derivative instruments and hedging activities, but does not change scope or accounting requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 also amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to clarify that derivative instruments are subject to concentration-of-credit-risk disclosures. SFAS No. 161 is effective beginning the first fiscal year and interim period that begins after November 15, 2008. We are currently evaluating the impact of SFAS No. 161 on the disclosures in our interim and fiscal year financial statements.
          In April 2008, the FASB issued Staff Position, 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets to allow an entity to consider its own historical experience in renewing or extending similar arrangements, adjusted for the entity-specific factors described in SFAS No. 142. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants). We are currently evaluating the effects that FSP No. 142-3 may have on our financial statements.
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
          Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 40% of our total revenues in 2007 and in six months ended June 30 2008. In addition, the identifiable net assets of our foreign operations totaled 29% of consolidated net assets at June 30, 2008, as compared to 28% at December 31, 2007. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting unrealized foreign currency exchange gains of $896,000 and $1.3 million in the six months ended June 30, 2008 and 2007, respectively.

          Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net working capital as of June 30, 2008 to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the June 30, 2008 rates would result in a currency translation loss of $1.9 million before tax. We use derivative financial instruments to manage this risk.
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
          At June 30, 2008, we had forward exchange contracts with a notional value of $20.9 million and an associated net forward contract liability of $430,000. At December 31, 2007, we had forward exchange contracts with a notional value of $28.4 million and an associated net forward contract liability of $131,000. The forward contract liabilities are included under the caption “Accrued expenses and other liabilities.” The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. The net forward contract liabilities were determined in accordance with SFAS No. 157 using Level 2 observable inputs and approximate the net loss that would have been realized if the contracts had been settled as of June 30, 2008 or December 31, 2007, respectively. We prepared sensitivity analyses of the impact of changes in foreign currency exchange rates on our forward exchange contracts at June 30, 2008. Based on the results of these analyses, a 10% adverse change in all foreign currency rates from the June 30, 2008 rates would result in a net forward contract liability of $1.9 million that would increase the underlying currency transaction loss on our net foreign assets. We recorded foreign currency exchange contract gains of $686,000 in the six months ended June 30, 2008 and $103,000 in the six months ended June 30, 2007.
          Interest rates. Our excess cash balances as of June 30, 2008 and December 31, 2007 were invested in money market accounts. Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on our investments is reflected in our financial statements under the caption “Interest income and other, net.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates.
          We are exposed to interest rate risk in connection with our long-term debt which provides for quarterly interest payments at the London Interbank Offered Rate (“LIBOR”) + 2.25%. To manage this risk, we entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. The interest rate swap was structured with decreasing notional amounts to match our expected pay down of the debt. The notional value of the interest rate swap was $64.9 million at June 30, 2008 and represented approximately 80% of the aggregate term loan balance. The interest rate swap agreement is effective through October 5, 2009 and has been designated a cash flow hedge derivative. We evaluate the effectiveness of the cash flow hedge derivative on a quarterly basis. During the three months ended June 30, 2008 the hedge was highly effective and a net unrealized gain of $286,000 was recorded in “Accumulated other comprehensive income.” The interest rate swap had a negative fair value of $1.3 million at June 30, 2008. This value was determined in accordance with SFAS No. 157 using Level 2 observable inputs and approximates the net loss that would have been realized if the contract had been settled at June 30, 2008.
Item 4: Controls and Procedures
          Disclosure Controls and Procedures. During and subsequent to the reporting period, and under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”) as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on June 30, 2008 were effective to ensure that information required to be disclosed in our reports to be filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding disclosures and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
          Changes in Internal Control Over Financial Reporting. The term “internal control over financial reporting” is defined under Rule 13a-15(f) of the Act and refers to the process of a company that is designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements. There were no changes in our internal controls over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          We are involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not currently believe the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.
Item 1A. Risk Factors
          We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes material risks and uncertainties that we believe may adversely affect our business, financial condition, results of operations or the market price of our stock. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2008 and for the three months then ended contained elsewhere in this Form 10-Q.
Risks Related To Our Business
We may misjudge when software sales will be realized
          Software license revenues in any quarter depend substantially upon contracts signed and the related shipment of software in that quarter. It is therefore difficult for us to accurately predict software license revenues. Because of the timing of our sales, we typically recognize the substantial majority of our software license revenues in the last weeks or days of the quarter. In addition, it is difficult to forecast the timing of large individual software license sales with a high degree of certainty due to the extended length of the sales cycle and the generally more complex contractual terms that may be associated with such licenses that could result in the deferral of some or all of the revenue to future periods. Our customers and potential customers, especially for large individual software license sales, are requiring that their senior executives, board of directors and significant equity investors approve such sales without the benefit of the direct input from our sales representatives. As a result, large individual sales have sometimes occurred in quarters subsequent to when we anticipated, our sales process may be less visible than in the past and sales cycles are more difficult to predict. In addition, we believe that an increasing number of our prospects indicate to us that that they can sign agreements prior to the end of our quarter. However, their approval process may not be able to be completed until after the end of our quarter. These situations add to the difficulty of accurately forecasting the timing of deals. We expect to experience continued difficulty in accurately forecasting the timing of deals. If we receive any significant cancellation or deferral of customer orders, or we are unable to conclude license negotiations by the end of a fiscal quarter, our operating results may be lower than anticipated.

Economic, political and market conditions can adversely affect our revenue results and profitability
          Our revenue and profitability depend on the overall demand for our software and related services. A regional and/or global change in the economy or financial markets could result in delay or cancellation of customer purchases. Current adverse conditions in credit markets and the rising cost of fuel and commodities and their effects on the United States and global economies and markets are examples of negative changes that have delayed certain customer purchases. Although these adverse conditions have only delayed a small number of customer deals to date, a further worsening or broadening, or protracted extension, of these conditions may have a more significant negative impact on our operating results. Such negative impacts could include, but are not limited to: a potential deterioration of our maintenance revenue base as customers look to reduce their costs, elongation of our selling cycles, and delay, suspension or reduction of the demand for our products. Weak and uncertain economic conditions also could impair our customers’ ability to pay for our products or services. Any of these factors could adversely impact our business, quarterly or annual operating results and financial condition.
          In addition, our growth strategy contemplates significant contributions from acquisitions. In general, we prefer to use cash from operations and debt rather than equity to acquire companies. The availability and cost of debt are dependencies, and, to the extent that debt becomes less available or more costly, our ability to execute our growth strategy may be impaired. Historically, developments associated with terrorist attacks on United States’ interests, continued violence in the Middle East, natural catastrophes or contagious diseases have resulted in economic, political and other uncertainties, and factors such as these could further adversely affect our revenue growth and operating results. If demand for our software and related services decrease, our revenues would decrease and our operating results would be adversely affected which, in turn, may cause our stock price to fall.
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
Our decision to transition our applications to the JDA Enterprise Architecture may present new risks
          We are developing our next generation JDA Enterprise Architecture solutions based upon service oriented architecture technologies. The JDA Enterprise Architecture is based on the technical platform originally developed by Manugistics and is based on Java J2EE. As of June 30, 2008, there are approximately 200 customers that have installed and are using the JDA Enterprise Architecture in production.
          The risks of our commitment to the JDA Enterprise Architecture platform include, but are not limited to, the following:
•	The possibility that it may be more difficult than we currently anticipate to develop additional, full-featured products for the JDA Enterprise Architecture platform and complete the planned transition of our product suite;

•	The possibility that our sales organization may encounter difficulties in determining whether to propose existing products or the next generation JDA Enterprise Architecture products to current or prospective customers;

•	The possibility we may not complete the transition to the JDA Enterprise Architecture platform within a timely manner;

•	Our ability to transition our customer base onto the JDA Enterprise Architecture platform as additional products become available;

•	The possibility that it may take several quarters for our consulting and support organizations to be fully trained and proficient on this new technology and, as a result, we may encounter difficulties implementing and supporting new products or versions of existing products based on the JDA Enterprise Architecture platform;

•	We may be required to supplement our consulting and support organizations with JDA Enterprise Architecture proficient resources from our product development teams to support early JDA Enterprise Architecture implementations through our new Premium Access program which could impact our development schedule for the release of additional JDA Enterprise Architecture products.

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
          We believe that significant investments in research and development are required to remain competitive, and that speed to market is critical to our success. Our future performance will depend in large part on our ability to enhance our existing products through internal development and strategic partnering, internally develop new products which leverage both our existing customers and sales force, and strategically acquire complementary solutions that add functionality for specific business processes to an enterprise-wide system. If clients experience significant problems with implementation of our products or are otherwise dissatisfied with their functionality or performance, or if they fail to achieve market acceptance for any reason, our market reputation could suffer, and we could be subject to claims for significant damages. There can be no assurances that the contract provisions in our customer agreements that limit our liability and exclude consequential damages will be enforced. Any such damages claim could impair our market reputation and could have a material adverse affect on our business, operating results and financial condition.
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
          In addition, approximately 15% of our consulting services revenues are derived under fixed price arrangements that require us to provide identified deliverables for a fixed fee. If we are unable to meet our contractual obligations under fixed price contracts within our estimated cost structure, our operating results could suffer.
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
If we lose access to critical third-party software or technology, our costs could increase and the introduction of new products and product enhancements could be delayed, potentially hurting our competitive position
          We license and integrate technology from third parties in certain of our software products. For example, we license the Uniface client/server application development technology from Compuware, Inc. for use in Portfolio Merchandise Management, certain applications from Silvon Software, Inc. for use in Performance Analysis by IDEAS, Cognos for use in JDA Reporting and JDA Analytics, the WebLogic application from BEA Systems, Inc. or the IBM Websphere applications for use in most of the JDA Enterprise Architecture platform solutions, the IBM Websphere Datastage product for use in our JDA Integrator toolset to enable the integrated implementation of multiple JDA applications and the Data Integrator application from Business Object S.A which is also used in certain of the products acquired from Manugistics. Our third party licenses generally require us to pay royalties and fulfill confidentiality obligations. We also resell Oracle database licenses. If we are unable to continue to license any of this third party software, or if the third party licensors do not adequately maintain or update their products, we would face delays in the releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our software products. These delays, if they occur, could harm our business, operating results and financial condition. It is also possible that intellectual property acquired from third parties through acquisitions, mergers, licenses or otherwise obtained may not have been adequately protected, or infringes another parties intellectual property rights.
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
          The enterprise software market continues to consolidate and this has resulted in larger, new competitors with significantly greater financial, technical and marketing resources than we possess. This could create a significant competitive advantage for our competitors and negatively impact our business. The consolidation trend is evidenced by our acquisition of Manugistics Group, Inc., Oracle’s acquisitions of Retek, ProfitLogic, Inc., 360Commerce, Demantra, Global Logistics Technologies, Inc. (G-LOG) and Hyperion, and SAP AG’s acquisitions of Triversity, Inc., Khimetrics, Inc. and Business Objects. Oracle did not compete with our retail specific products prior to its acquisitions of Retek, ProfitLogic, Inc., 360Commerce, and Global Logistics Technologies, Inc. It is difficult to estimate what long term effect these acquisitions will have on our competitive environment. We have encountered competitive situations with certain enterprise software vendors where, in order to encourage customers to purchase licenses of their specific applications and gain retail market share, we suspect they have also offered to license at no charge certain of its retail and/or supply chain software applications that compete with our solutions. If large competitors such as Oracle and SAP AG and other large private companies are willing to license their retail and/or other applications at no charge it may result in a more difficult competitive environment for our products. In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the consumer products supply and demand chain market. We cannot guarantee that we will be able to compete successfully for customers or acquisition targets against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.
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
There are many risks associated with international operations
          International revenues represented 40% of our total revenues in 2007 and in the six months ended June 30, 2008. As we grow our international operations, we may need to recruit and hire new consulting, product development, sales and marketing and support personnel in the countries in which we have or will establish offices. Entry into new international markets typically requires the establishment of new marketing and distribution channels, as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. In addition, the opening of a new office typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. If we are less successful in a new market than we expect, we may not be able to realize an adequate return on our initial investment and our operating results could suffer. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, that we will be successful at hiring, training or retaining such personnel or that we can expand or contract our international operations in a timely, cost effective manner. If we have to downsize certain international operations, the costs to do so are typically much higher than downsizing costs in the United States, particularly in Europe.
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
We may experience expansion delays or difficulties with our CoE in India
          We are in the process of significantly expanding our CoE in Hyderabad, India. In order to take advantage of cost efficiencies associated with India’s lower wage scale, we intend to expand the CoE during 2008 beyond a research and development center to include consulting services, customer support and information technology resources. We believe that a properly functioning CoE will be important in achieving desired long-term operating results. Although we are currently on schedule with our CoE hiring and training plans, delays in expanding the CoE or operating difficulties could impair our ability to develop, implement and support our products, which would likely negatively impact our operating results. Potential reasons for delays or difficulties, include, but are not limited to:
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
•	We may have difficulty assimilating the operations and personnel of the acquired company;

•	The challenge to integrate new products and technologies into our sales and marketing process, particularly in the case of smaller acquisitions;

•	We may have difficulty effectively integrating the acquired technologies or products with our current products and technologies, particularly where such products reside on different technology platforms, or overlap with our products;

•	Our ongoing business may be disrupted by transition and integration issues;

•	We may not be able to retain key technical and managerial personnel from the acquired business;

•	We may be unable to achieve the financial and strategic goals for the acquired and combined businesses;

•	We may have difficulty in maintaining controls, procedures and policies during the transition and integration;

•	Our relationships with partner companies or third-party providers of technology or products could be adversely affected;

•	Our relationships with employees and customers could be impaired;

•	Our due diligence process may fail to identify significant issues with product quality, product architecture, legal or tax contingencies, customer obligations and product development, among other things;

•	As successor we may be subject to certain liabilities of our acquisition targets; and

•	We may be required to sustain significant exit or impairment charges if products acquired in business combinations are unsuccessful.
          In addition to the above risks applicable to any acquisition, the anticipated acquisition of i2 may also bring risks that are specific to i2 such as:
•	i2 has a history of customer litigation which is more active than ours. We may incur material losses from lawsuits currently pending against i2. We may also face additional lawsuits in the future resulting from actions taken by i2 prior to our acquisition;

•	The i2 acquisition requires a higher degree of product rationalization than previous acquisitions and this process may take longer and involve greater expense than we have planned;

•	i2 has developed a heavily services-led business model during the past several years. We may face unexpected challenges integrating this go-to-market strategy with our own, or we may face disruption during the integration phase;

•	i2 is reliant upon significant revenues from a relatively small group of key large customers. If we are unable to successfully transition these customers to become loyal JDA customers then we may face significant revenue erosion from our i2 related business;

•	i2 software sales include a higher proportion of subscription agreements which do not generate maintenance revenue. The potential consequences of this change in our software revenue mix could result in increased maintenance attrition;

•	The i2 sales force may require significant improvement and reorganization. This process may take longer and cost more than we have planned; and

•	JDA has not historically sold its products into the discrete manufacturing industry, which is i2’s most significant market. In order to be successful in the discrete manufacturing market, JDA will need to retain and develop i2’s expertise and relationships in this market.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Not applicable
Item 3. Defaults Upon Senior Securities - Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
          Our 2008 Annual Meeting of Stockholders was held May 12, 2008 at our World Headquarters at 14400 North 87th Street, Scottsdale, Arizona 85260. Three proposals were voted on at the Annual Meeting and the results of the voting are as follows:

          Proposal No. 1. To elect two Class III Directors to serve a three-year term on our Board of Directors. One Class III director (James D. Armstrong) was elected by the holders of our common stock and Series B Convertible Preferred Stock, voting together on an as-converted basis. Mr. Armstrong received the following votes: For — 32,191,589*; Against — 1,591,720. One Class III director (Orlando Bravo) was elected by the holders of our Series B Convertible Preferred Stock, voting as a separate class. Mr. Bravo received the following votes: For — 50,000 (Series B Convertible Preferred Stock outstanding); Against — none. The terms of J. Michael Gullard, our Class I Director, and Douglas G. Marlin and Jock Patton, our Class II directors, continued after the Annual Meeting of Stockholders.
          Proposal No. 2. To approve a 2008 Employee Stock Purchase Plan. Proposal No. 2 received the following votes: For — 30,277,203*; Against — 958,457; Abstained — 757,727.
          Proposal No. 3. To ratify the appointment of Deloitte & Touche LLP as our independent public accountants for the year ending December 31, 2008. Proposal No. 3 received the following votes: For — 32,625,806*; Against — 978,716; Abstained — 178,786.

* Includes 3,603,603 shares of common stock representing 50,000 shares of Series B Convertible Preferred Stock on an “as-converted” basis
Item 5. Other Information — Not applicable
Item 6. Exhibits — See Exhibits Index

JDA SOFTWARE GROUP, INC.
SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDA SOFTWARE GROUP, INC.

Dated: August 11, 2008	By: /s/ Kristen L. Magnuson
Kristen L. Magnuson
	Executive	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #		Description of Document

2.1▲▲▲	—	Agreement and Plan of Merger by and between JDA Software Group, Inc., Stanley Acquisition Corp. and Manugistics Group, Inc. dated April 24, 2006.

2.2▲▲▲	—	Voting Agreement by and among JDA Software Group, Inc., Manugistics Group, Inc. and other parties signatory thereto dated as of April 24, 2006.

3.1****	—	Third Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated July 23, 2002.

3.2**	—	First Amended and Restated Bylaws of JDA Software Group, Inc.

3.3▲▲▲▲	—	Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc filed with the Secretary of State of the State of Delaware on July 5, 2006.

3.4††††	—	Certificate of Correction filed to correct a certain error in the Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc. filed with the Secretary of State of the State of Delaware on July 5, 2006.

4.1*	—	Specimen Common Stock Certificate of JDA Software Group, Inc.

10.1*(1)	—	Form of Indemnification Agreement.

10.2♦♦ (1)	—	1996 Stock Option Plan, as amended on March 28, 2003.

10.3*(1)	—	1996 Outside Directors Stock Option Plan and forms of agreement thereunder.

10.4♦♦ (1)	—	Executive Employment Agreement between James D. Armstrong and JDA Software Group, Inc. dated July 23, 2002, together with Amendment No. 1 effective August 1, 2003.

10.5♦♦ (1)	—	Executive Employment Agreement between Hamish N. Brewer and JDA Software Group, Inc. dated January 22, 2003, together with Amendment No. 1 effective August 1, 2003.

10.6 ****(1)	—	Executive Employment Agreement between Kristen L. Magnuson and JDA Software Group, Inc. dated July 23, 2002.

10.7♦♦ (1)	—	1998 Nonstatutory Stock Option Plan, as amended on March 28, 2003.

10.8	—	2008 Employee Stock Purchase Plan.

10.9▲▲▲▲	—	Credit Agreement dated as of July 5, 2006, among JDA Software Group, Inc., Manugistics Group, Inc., Citicorp North America, Inc., Citibank, N.A., Citigroup Global Markets Inc., UBS Securities LLC and Wells Fargo Foothill, LLC and the Lenders named therein.

10.9.1***	—	Amendment No. 1 to Credit Agreement dated July 26, 2007, among JDA Software Group, Inc., Manugistics Group, Inc., Citicorp North America, Inc., Citibank, N.A., Citigroup Global Markets Inc., UBS Securities LLC and Wells Fargo Foothill, LLC and the Lenders named therein.

10.10♦♦ (2)	—	Value-Added Reseller License Agreement for Uniface Software between Compuware Corporation and JDA Software Group, Inc. dated April 1, 2000, together with Product Schedule No. One dated June 23, 2000, Product Schedule No. Two dated September 28, 2001, and Amendment to Product Schedule No. Two dated December 23, 2003.

10.11♦♦ (1)	—	JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 2004.

10.12**(1)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and Kristen L. Magnuson, amending certain stock options granted to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on September 11, 1997 and January 27, 1998.

Exhibit #		Description of Document
10.13†(1)	—	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement).

10.14††(1)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.15♦(1)(3)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.16♦ (1)(3)	—	Form of Nonstatutory Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.17♦ (1)(4)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.18♦ (1)(5)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.19††† (1)	—	Executive Employment Agreement between Christopher Koziol and JDA Software Group, Inc. dated June 13, 2005.

10.20▲ (1)	—	Restricted Stock Units Agreement between Christopher Koziol and JDA Software Group, Inc. dated November 3, 2005.

10.21▲ (1)	—	Form of Restricted Stock Unit Agreement to be used in connection with restricted stock units granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.22▲▲ (1)	—	Standard Form of Restricted Stock Agreement to be used in connection with restricted stock granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.23▲▲ (1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Hamish N. Brewer pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.24▲▲ (1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Kristen L. Magnuson pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.25▲▲ (1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Christopher J. Koziol pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.26▲▲▲	—	Preferred Stock Purchase Agreement by and among JDA Software Group, Inc. and Funds Affiliated with Thoma Cressey Equity Partners Inc. dated as of April 23, 2006.

10.27▲▲▲	—	Registration Rights Agreement Between JDA Software Group, Inc. and Funds Affiliated With Thoma Cressey Equity Partners Inc. dated as of April 23, 2006.

14.1♦♦	—	Code of Business Conduct and Ethics.

21.1♦♦♦	—	Subsidiaries of Registrant.

31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, as filed on August 9, 2007.

**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 12, 2002.

†	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998.

††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed on November 13, 1998.

†††	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 16, 2005, as filed on June 20, 2005.

††††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed on November 9, 2006.

♦♦	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.

♦♦	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004.

♦♦♦	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed on March 14, 2008.

▲	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 28, 2005, as filed on November 3, 2005.

▲▲	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 16, 2006.

▲▲▲	Incorporated by reference to the Company’s Current Report on Form 8-K/A (Amendment No. 1) dated April 24, 2006, as filed on April 27, 2006.

▲▲▲▲	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 5, 2006, as filed on July 7, 2006.

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(2)	Confidential treatment has been granted as to part of this exhibit.

(3)	Applies to James D. Armstrong.

(4)	Applies to Hamish N. Brewer.

(5)	Applies to Senior Executive Officers with the exception of James D. Armstrong and Kristen L. Magnuson.