Form 10-Q
period 2008-09-30
JDA SOFTWARE GROUP INC
filed 2008-11-10
CIK 1006892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Acts. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 31,075,303 as of November 3, 2008.

JDA SOFTWARE GROUP, INC.
FORM 10-Q

Part I: FINANCIAL INFORMATION
Item 1. Financial Statements
JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts, unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$130,803	$95,288
Accounts receivable, net	63,508	74,659
Income tax receivable	—	463
Deferred tax asset	8,089	8,203
Prepaid expenses and other current assets	24,985	15,925

Total current assets	227,385	194,538

Non-Current Assets:
Property and equipment, net	44,261	44,858
Goodwill	134,561	134,561
Other Intangibles, net:
Customer lists	127,376	144,344
Acquired software technology	25,167	29,437
Trademarks	1,754	3,013
Deferred tax asset	53,255	62,029
Other non-current assets	5,557	9,445

Total non-current assets	391,931	427,687

Total Assets	$619,316	$622,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,362	$3,559
Accrued expenses and other liabilities	43,503	48,559
Income tax payable	659	—
Current portion of long-term debt	80,477	7,027
Deferred revenue	68,969	67,530

Total current liabilities	198,970	126,675

Non-Current Liabilities:
Long-term debt	—	92,536
Accrued exit and disposal obligations	9,267	11,797
Liability for uncertain tax positions	5,745	5,421

Total non-current liabilities	15,012	109,754

Total Liabilities	213,982	236,429

Redeemable Preferred Stock	50,000	50,000

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized, 50,000,000 shares; issued 32,247,265 and 31,378,768 shares, respectively	322	314
Additional paid-in capital	303,406	295,694
Deferred compensation	(3,735)	(3,526)
Retained earnings	69,815	53,144
Accumulated other comprehensive gain	1,072	3,814

	370,880	349,440
Less treasury stock, at cost, 1,296,741 and 1,189,269 shares, respectively	(15,546)	(13,644)

Total stockholders’ equity	355,334	335,796

Total liabilities and stockholders’ equity	$619,316	$622,225

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES:
Software licenses	$23,011	$15,505	$58,593	$51,159
Maintenance services	46,388	43,753	138,843	131,192

Product revenues	69,399	59,258	197,436	182,351

Consulting services	26,437	31,499	78,901	84,706
Reimbursed expenses	2,610	2,888	7,780	8,055

Service revenues	29,047	34,387	86,681	92,761

Total revenues	98,446	93,645	284,117	275,112

COST OF REVENUES:
Cost of software licenses	613	642	2,009	1,831
Amortization of acquired software technology	1,309	1,502	4,270	4,875
Cost of maintenance services	11,513	11,239	34,145	33,988

Cost of product revenues	13,435	13,383	40,424	40,694

Cost of consulting services	20,315	21,016	61,084	62,616
Reimbursed expenses	2,610	2,888	7,780	8,055

Cost of service revenues	22,925	23,904	68,864	70,671

Total cost of revenues	36,360	37,287	109,288	111,365

GROSS PROFIT	62,086	56,358	174,829	163,747

OPERATING EXPENSES:
Product development	13,288	11,934	40,196	37,717
Sales and marketing	15,899	14,925	47,738	44,836
General and administrative	10,440	10,365	32,406	29,909
Provision for doubtful accounts	—	—	—	1,590
Amortization of intangibles	6,075	3,963	18,227	11,889
Restructuring charges and adjustments to acquisition- related reserves	399	—	3,954	6,276
Gain on sale of office facility	—	—	—	(4,128)

Total operating expenses	46,101	41,187	142,521	128,089

OPERATING INCOME	15,985	15,171	32,308	35,658

Interest expense and amortization of loan fees	(2,353)	(2,757)	(7,313)	(9,382)
Interest income and other, net	51	956	2,127	2,420

INCOME BEFORE INCOME TAXES	13,683	13,370	27,122	28,696

Income tax provision	5,441	5,062	10,451	10,149

NET INCOME	$8,242	$8,308	$16,671	$18,547

BASIC EARNINGS PER SHARE	$.24	$.25	$.49	$.56

DILUTED EARNINGS PER SHARE	$.23	$.24	$.47	$.55

SHARES USED TO COMPUTE:
Basic earnings per share	34,528	33,525	34,223	33,275

Diluted earnings per share	35,432	34,374	35,261	33,966

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
NET INCOME	$8,242	$8,308	$16,671	$18,547

OTHER COMPREHENSIVE INCOME:

Change in fair value of interest rate swap	329	(600)	159	(342)
Foreign currency translation adjustment	(3,797)	1,779	(2,901)	3,078

Total other comprehensive gain (loss)	(3,468)	1,179	(2,742)	2,736

COMPREHENSIVE INCOME	$4,774	$9,487	$13,929	$21,283

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months
	Ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$16,671	$18,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,909	23,769
Provision for doubtful accounts	—	1,590
Amortization of loan origination fees	713	1,644
Excess tax benefits from stock-based compensation	1,638	(863)
Share-based compensation expense	3,135	4,172
Net gain on sale of office facility	—	(4,128)
Net gain on disposal of property and equipment	—	(18)
Deferred income taxes	8,888	309

Changes in assets and liabilities:
Accounts receivable	11,611	10,613
Income tax receivable	482	—
Prepaid expenses and other assets	(424)	(1,423)
Accounts payable	1,877	(1,456)
Accrued expenses and other liabilities	(4,698)	(2,162)
Income tax payable	(628)	6,835
Deferred revenue	1,498	6,240

Net cash provided by operating activities	70,672	63,669

INVESTING ACTIVITIES:
Payment of direct costs related to acquisitions	(5,434)	(6,333)
Purchase of other property and equipment	(6,065)	(5,139)
Proceeds from disposal of property and equipment	115	6,849

Net cash used in investing activities	(11,384)	(4,623)

FINANCING ACTIVITIES:
Issuance of common stock — equity plans	6,014	7,282
Excess tax benefits from stock-based compensation	(1,638)	863
Purchase of treasury stock	(1,902)	(159)
Principal payments on term loan agreement	(19,086)	(39,563)
Loan origination fees	(3,375)	—

Net cash used in financing activities	(19,987)	(31,577)

Effect of exchange rates on cash	(3,786)	1,543

Net increase in cash and cash equivalents	35,515	29,012

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	95,288	53,559

CASH AND CASH EQUIVALENTS, END OF PERIOD	$130,803	$82,571

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months
	Ended September 30,
	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$3,141	$4,234

Cash paid for interest	$6,803	$7,438

Cash received for income tax refunds	$502	$1,297

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Decrease in retained earnings from an accrual for uncertain tax position liabilities	$—	$1,006

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

Decrease in goodwill recorded in the acquisition of Manugistics Group, Inc.	$—	$7,405
See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)
1. Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements of JDA Software Group, Inc. (“we” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
          Certain reclassifications have been made to the consolidated statements of operations for the three and nine months ended September 30, 2007 to conform to the current presentation. In the consolidated statement of income, we have separately reported the provision for doubtful accounts in operating expenses under the caption “Provision for doubtful accounts.” The provision for doubtful accounts was previously reported in operating expenses under the caption “General and administrative.” Beginning in 2008, foreign currency gains and losses are reported in the consolidated statements of income under the caption “Interest income and other, net.” Foreign currency gains and losses have previously been reported in operating expenses under the caption “General and administrative” and were not material.
2. Pending Acquisition of i2 Technologies, Inc.
          On August 10, 2008, we entered into an agreement and plan of merger to acquire all of the outstanding common and preferred equity of i2 Technologies, Inc. (“i2”). Under the terms of the Merger Agreement, each issued and outstanding share of i2’s common stock will be converted into the right to receive $14.86 per share in cash and each issued and outstanding share of i2’s Series B Convertible Preferred Stock will be converted into the right to receive $1,095.3679 per share in cash plus all accrued and unpaid dividends. In addition, upon consummation of the merger the vesting of each outstanding option and restricted stock award for common stock of i2 will accelerate in full and the holders of such equity awards will be entitled to receive $14.86 per share less the exercise price per share of such equity awards, if any. We plan to use debt financing, net of issuance costs, together with the companies’ combined cash balances at closing, to fund the cash obligations under the Merger Agreement and related transaction expenses, to repay i2’s convertible debt and to provide cash for our ongoing working capital and general corporate needs. Concurrent with the execution of the Merger Agreement, we received commitments from Credit Suisse and Credit Suisse Securities (USA) LLC, Wachovia Bank, National Association and Wachovia Capital Markets, LLC to provide up to $450 million of debt financing to complete the i2 acquisition, including $425 million in term loans and a $25 million revolving credit facility (the “Proposed Credit Facility”).
          On November 4, 2008, we notified i2 that due to the adverse effect of the continuing credit crisis, credit terms available under the Proposed Credit Facility would result in unacceptable risks and costs to the combined company. Accordingly, we requested that i2 adjourn its shareholder meeting scheduled on November 6, 2008 to allow the two companies to negotiate a reduced purchase price that would enable JDA to close the transaction using a reduced amount of debt. We believed that if the shareholder meeting was held and the current transaction received a favorable vote, it would not be possible to then renegotiate an appropriate purchase price reduction and obtain shareholder approval of a revised transaction prior to the termination of the Proposed Credit Facility on November 26, 2008. i2 rejected our request and proceeded with its shareholder meeting, during which the i2 stockholders approved the Merger. As a result, we exercised our discretionary right under the Merger Agreement to take up to 60 days to attempt to arrange acceptable debt financing.

          On November 6, 2008 we sent i2 a written proposal to amend the common share consideration in the Merger Agreement to an amount significantly below $14.86 per share. The i2 board has indicated it will not pursue our written proposal. There can be no assurance that the Merger will be consummated, particularly given the current crisis in the credit markets. If we or i2 terminate the transaction under certain circumstances, i2 will be required to pay us a non-refundable termination fee of $15.0 million, or we will be required to pay i2 a non-refundable termination fee of $20.0 million. Under the Merger Agreement, if we are unable to arrange acceptable debt financing within the 60-day extension period and all conditions precedent have been satisfied, we will be required to pay i2 the $20.0 million termination fee.
          We believe this pending acquisition provides several significant growth opportunities. i2 is a global provider of supply chain management solutions that increase supply chain efficiency, enhance customer and supplier relationships, manage variability and complexity, provide supply chain visibility, increase operating velocity and integrate planning and execution. In addition to application software, i2 also offers hosted software solutions for business optimization. i2 has over 400 customers worldwide in a variety of industries including technology, automotive, aerospace, industrial, consumer goods and retail. Beyond our core competency and established historic solution leadership in the retail industry, we currently have a strong presence in the process manufacturing market with our supply chain planning and optimization solutions as well as transportation management solutions that were part of the Manugistics acquisition in July 2006. We believe the acquisition of i2 will create several new market opportunities for us, the most significant of which will be discrete manufacturing. We believe the process and discrete manufacturing markets each represent approximately 50% of the entire manufacturing industry. The second major extension to our business achieved through this acquisition will be a significant expansion in our suite of transportation planning and optimization solutions that should allow us to provide additional capabilities to support the 3PL and carrier markets and strengthen our presence in the shipper market. We also believe the acquisition will strengthen our offering for our Retail segment. In addition, we believe the acquisition will enhance our services offering and enable the combined company to offer its vertical-specific capabilities and business process expertise over a variety of deployment options, including traditional licenses, recurring licenses, hosted environments, a shared model (SaaS) and as a managed service.
          Our description of the terms and conditions related to the i2 acquisition is qualified by reference to the Merger Agreement, Commitment Letter, Consent Agreement, Voting Agreements and other documents which have been filed as exhibits to related current reports on Form 8-K.
3. New Accounting Pronouncements
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. While SFAS No. 157 will not impact our valuation methods, it will expand our disclosures of assets and liabilities which are recorded at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted SFAS No. 157 effective January 1, 2008, subject to the guidance in FASB Staff Position FAS157-2 which delays the effective date of certain provisions to fiscal years beginning after December 15, 2008. The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations and cash flows.
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
          In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 that require all business combinations to be accounted for at fair value under the acquisition method of accounting, however, SFAS No. 141(R) significantly changes certain aspects of the prior guidance including: (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will no longer be capitalized and must be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; (iv) restructuring costs associated with a business combination will no longer be capitalized and must be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will no longer be recorded as an adjustment of goodwill, rather such changes will be recognized through income tax expense or directly in contributed capital. SFAS 141(R) is effective for all business combinations having an acquisition date on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). We are currently evaluating the effects that SFAS 141(R) may have on our financial statements. SFAS 141 (R) will apply to the pending i2 acquisition if it is not completed by December 31, 2008.
          In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires expanded qualitative, quantitative and credit-risk disclosures about an entity’s derivative instruments and hedging activities, but does not change the scope or the accounting requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 also amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to clarify that derivative instruments are subject to concentration-of-credit-risk disclosures. SFAS No. 161 is effective beginning the first fiscal year and interim period that begins after November 15, 2008. We are currently evaluating the impact of SFAS No. 161 on the disclosures in our interim and fiscal year financial statements.
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
          At September 30, 2008, we had forward exchange contracts with a notional value of $18.5 million and an associated net forward contract liability of $1.1 million. At December 31, 2007, we had forward exchange contracts with a notional value of $28.4 million and an associated net forward contract liability of $131,000. The forward contract liabilities are included under the caption “Accrued expenses and other liabilities.” The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. The net forward contract liabilities were determined in accordance with SFAS No. 157 using Level 2 observable inputs and approximate the net loss that would have been realized if the contracts had been settled as of September 30, 2008 or December 31, 2007, respectively. We recorded foreign currency exchange contract gains of $78,000 in the nine months ended September 30, 2008 and $202,000 in the nine months ended September 30, 2007.
          We were exposed to interest rate risk in connection with our long-term debt which provides for quarterly interest payments at LIBOR + 2.25%. To manage this risk, we entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. The interest rate swap was structured with decreasing notional amounts to match our expected pay down of the debt. The notional value of the interest rate swap was $53.7 million at September 30, 2008 and represented approximately 67% of the aggregate term loan balance. The interest rate swap agreement was designated a cash flow hedge derivative. We evaluate the effectiveness of the cash flow hedge derivative on a quarterly basis. During third quarter 2008 a net unrealized gain of $329,000 was recorded in “Accumulated other comprehensive income.” The interest rate swap had a negative fair value of $838,000 as of September 30, 2008. This value was determined in accordance with SFAS No. 157 using Level 2 observable inputs and approximates the net loss that would have been realized if the contract had been settled as of September 30, 2008.
          We repaid the remaining balance of our long-term debt on October 1, 2008 (see Note 8) and terminated the interest rate swap on October 5, 2008. We made an $899,000 payment on October 5, 2008 in consideration for early termination of the interest rate swap. This payment will be included in the consolidated statements of income in fourth quarter 2008 under the caption “Interest expense and amortization of loan fees.”
5. Goodwill and Other Intangibles, net
          Goodwill and other intangible assets consist of the following:

		September 30, 2008		December 31, 2007
		Gross
	Estimated	Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
Goodwill		$134,561	$—	$134,561	$—

Other intangibles:

Amortized intangible assets

Customer Lists	8 to 13 years	183,383	(56,007)	183,383	(39,039)
Acquired software technology	5 to 15 years	65,847	(40,680)	65,847	(36,410)
Trademarks	3 to 5 years	5,191	(3,437)	5,191	(2,178)

		254,421	(100,124)	254,421	(77,627)

		$388,982	$(100,124)	$388,982	$(77,627)

          We found no indication of impairment of our goodwill balances during the three months ended September 30, 2008 and, absent future indicators of impairment, the next annual impairment test will be performed in fourth quarter 2008. As of September 30, 2008, the goodwill balance has been allocated to our reporting units as follows: $86.6 million to Retail, $44.3 million to Manufacturing and Distribution, and $3.7 million to Services Industries.
          Amortization expense for three and nine months ended September 30, 2008 was $7.4 million and $22.5 million, respectively. Amortization expense for the three and nine months ended September 30, 2007 was $5.5 million and $16.8 million, respectively. The increases in three and nine months ended September 30, 2008 resulted primarily from a change in the estimated useful life of certain customer lists to reflect current trends in attrition, which we review on an annual basis. With this change, the quarterly amortization expense on customer lists increased approximately $2.1 million per quarter, beginning first quarter 2008 and continuing over the remaining useful life of the related customer lists which extend through June 2014. This change had a $0.04 and $0.11 per share impact (reduction) on basic and diluted earnings per share calculations in third quarter 2008 and the nine months ended September 30, 2008, respectively.
          Amortization expense is reported in the consolidated statements of income within cost of revenues under the caption “Amortization of acquired software technology” and in operating expenses under the caption “Amortization of intangibles.” As of September 30, 2008, we expect amortization expense for the remainder of 2008 and the next four years to be as follows:

Year	Amortization
2008	$7,083
2009	$27,554
2010	$26,277
2011	$25,962
2012	$25,500
6. Acquisition Reserves
          In conjunction with the acquisition of Manugistics, we recorded initial acquisition reserves of $47.4 million for restructuring charges and other direct costs associated with the acquisition. These costs related primarily to facility closures, employee severance and termination benefits, investment banker fees, change-in-control payments, and legal and accounting costs. We decreased the acquisition reserves by $3.3 million in 2007 based on our revised estimates of the restructuring costs to exit certain of the activities of Manugistics. Substantially all of these adjustments were made by June 30, 2007 and included in the final purchase price allocation. All adjustments made subsequent to June 30, 2007, including a $604,000 decrease recorded in the nine months ended September 30,

2008, have been included in the Condensed Consolidated Statements of Income under the caption “Restructuring charges and adjustments to acquisition-related reserves.” The unused portion of the acquisition reserves was $13.7 million at September 30, 2008, of which $4.4 million is included in current liabilities under the caption “Accrued expenses and other current liabilities” and $9.3 million is included in non-current liabilities under the caption “Accrued exit and disposal obligations.”
          A summary of the charges and adjustments recorded against the reserves is as follows:

				Impact of				Impact of
				Changes in	Balance			Changes in	Balance
	Initial	Adjustments	Cash	Exchange	December 31,	Adjustments	Cash	Exchange	Sept 30,
Description of charge	Reserve	to Reserves	Charges	Rates	2007	to Reserves	Charges	Rates	2008

Restructuring charges under EITF 95-3:
Office closures, lease terminations and sublease costs	$29,212	$(3,381)	$(9,246)	$91	$16,676	$—	$(3,028)	$(443)	$13,205
Employee severance and termination benefits	3,607	(190)	(2,297)	95	1,215	(577)	(168)	22	492
IT projects, contract termination penalties, capital lease buyouts and other costs to exit activities of Manugistics	1,450	249	(1,484)	—	215	(27)	(188)	—	—

	34,269	(3,322)	(13,027)	186	18,106	(604)	(3,384)	(421)	13,697

Direct costs under SFAS No. 141:
Legal and accounting costs	3,367	52	(3,368)	—	51	—	(1)	—	50
Investment banker fees	4,555	—	(4,555)	—	—	—	—	—	—
Dealer manager, paying agent, depository and information agent fees	259	—	(259)	—	—	—	—	—	—
Due diligence fees and expenses	335	—	(335)	—	—	—	—	—	—
Filing fees, valuation services and other	242	(46)	(196)	—	—	—	—	—	—
Change-in-control payments	4,367		(4,367)	—	—	—	—	—	—

	13,125	6	(13,080)	—	51	—	(1)	—	50

Total	$47,394	$(3,316)	$(26,107)	$186	$18,157	$(604)	$(3,385)	$(421)	$13,747

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
          Employee severance and termination benefits are costs resulting from a plan to terminate employees from the acquired company as described in EITF No. 95-3. As of the consummation date of the acquisition, executive management approved a plan to terminate approximately 110 of the 765 full time employees of Manugistics. In the first three months following the consummation of the Manugistics acquisition, management completed the assessment of which employees would be terminated and communicated the termination arrangements to the affected employees in accordance with statutory requirements of the local jurisdictions in which the employees were located. Adjustments made to the initial reserve for employee severance and termination benefits are due primarily to our revised estimate of settlement costs on certain foreign employees. As of September 30, 2008, the remaining balance in the reserve is related to certain foreign employees.

7. Restructuring Charges
2008 Restructuring Charge
          We recorded restructuring charges of $4.6 million in the nine months ended September 30, 2008, including $794,000 in first quarter 2008, $3.3 million in second quarter 2008 and $435,000 in third quarter 2008. These charges are primarily associated with our transition of certain on-shore activities to our Center of Excellence (“CoE”) in India. The 2008 restructuring charges include $4.5 million for termination benefits, primarily related to a workforce reduction of 54 full-time employees (“FTE”), primarily in product development, consulting and sales-related positions across all of our geographic regions and $83,000 for office closure and integration costs of redundant office facilities. As of September 30, 2008, approximately $3.8 million of the costs associated with these restructuring charges have been paid and the remaining balance of $672,000 is included in the caption “Accrued expenses and other current liabilities.”
2007 Restructuring Charges
          We recorded restructuring charges of $6.2 million in 2007 including $2.3 million in first half 2007 and $3.9 million in fourth quarter 2007. The restructuring charges included $5.9 million for termination benefits primarily related to a workforce reduction of approximately 120 FTE in our Scottsdale, Arizona product development group as a direct result of our decision to standardize future product offerings on the JDA Enterprise Architecture platform and a reduction of approximately 40 FTE in our worldwide consulting services group. The restructuring charges also included $292,000 for the closure and integration costs of redundant office facilities. As of September 30, 2008, substantially all costs associated with the 2007 restructuring charges have been paid and the remaining balance of $179,000 is included in the caption “Accrued expenses and other current liabilities.”
8. Long-Term Debt
          As of September 30, 2008 and December 31, 2007 long-term debt consists of the following:

	September 30,	December 31,
	2008	2007
Term loans, bearing variable interest based on LIBOR + 2.25% per annum, due in quarterly installments of $437,500 through July 5, 2013, with the remaining balance due at maturity	$80,477	$99,563
Less current portion	(80,477)	(7,027)

	$—	$92,536

          During the nine months ended September 30, 2008 we repaid $19.1 million of our long-term debt including the scheduled quarterly installments and a $5.2 million mandatory repayment based on a percentage of our annual excess cash flow, as defined in the agreement. We repaid the remaining balance of the long-term debt on October 1, 2008 and as a result, we have reported the entire term loan balance as a current liability at September 30, 2008. We have also reported the remaining $3.0 million balance of unamortized loan origination fees as a current asset at September 30, 2008 under the caption “Prepaid expenses and other current assets.” The loan origination fees will be fully amortized in fourth quarter 2008 and included in the consolidated statements of income under the caption “Interest expense and amortization of loan fees.”
          We previously entered into an interest rate swap agreement to fix LIBOR at 5.365% on our long-term debt (see Note 4). The interest rate swap was terminated on October 5, 2008 in connection with the repayment of the remaining balance of the long-term debt.
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
          The calculation of diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 includes the assumed conversion of the Series B Preferred Stock into common stock as of the beginning of the period. The dilutive effect of outstanding stock options is included in the diluted earnings per share calculations for 2008 and 2007 using the treasury stock method. Diluted earnings per share for the three months ended September 30, 2008 and 2007 exclude approximately 575,000 and 736,000, respectively of vested options for the purchase of common stock that have grant prices in excess of the average market price, or which are otherwise anti-dilutive. Diluted earnings per share for the nine months ended September 30, 2008 and 2007 exclude approximately 629,000 and 976,000, respectively of vested options for the purchase of common stock that have grant prices in excess of the average market price, or which are otherwise anti-dilutive. In addition, diluted earnings per share calculations for 2008 and 2007 exclude approximately 200,000 contingently issuable performance share awards and 509,000 contingently issuable restricted stock units, respectively for which all necessary conditions had not been met. Earnings per share for the three and nine months ended September 30, 2008 and 2007 are calculated as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net income	$8,242	$8,308	$16,671	$18,547
Less dividends paid	—	—	—	—

Undistributed earnings	$8,242	$8,308	$16,671	$18,547

Allocation of undistributed earnings:
Common Stock	$7,382	$7,415	$14,918	$16,541
Series B Preferred Stock	860	893	1,753	2,006

	$8,242	$8,308	$16,671	$18,547

Weighted Average Shares:
Common Stock	30,924	29,921	30,619	29,671
Series B Preferred Stock	3,604	3,604	3,604	3,604

Shares — Basic earnings per share	34,528	33,525	34,223	33,275
Dilutive common stock equivalents	904	849	1,038	691

Shares — Diluted earnings per share	35,432	34,374	35,261	33,966

Basic earnings per share applicable to:
Common Stock	$.24	$.25	$.49	$.56

Series B Preferred Stock	$.24	$.25	$.49	$.56

Diluted earnings per share applicable to common shareholders	$.23	$.24	$.47	$.55

11. Stock-Based Compensation
          Performance Share Awards. On February 7, 2008, the Board approved an incentive plan for 2008 similar to the Integration Plan (“New Incentive Plan”). The New Incentive Plan initially provides for the issuance of up to 259,516 contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we are able to achieve a defined performance threshold goal in 2008. The performance threshold goal is defined as $95 million of adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which excludes certain non-routine items. A partial pro-rata issuance of performance share awards will be made if we achieve a minimum performance threshold. Through September 30, 2008, approximately 200,000 contingently issuable performance share awards, net of forfeitures, have been awarded under the New Incentive Plan. The performance share awards, if any, will be issued after the approval of our 2008 financial results in January 2009 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period.
          The Company’s performance against the defined performance threshold goal of the New Incentive Plan is being evaluated on a quarterly basis throughout 2008 and stock-based compensation is recognized over the requisite service period that runs from the date of board approval through January 2011. A deferred compensation charge of approximately $3.5 million has been recorded in the equity section of our balance sheet, with a related increase to additional paid-in capital, for the total grant date fair value of the awards issued through September 30, 2008. Although all necessary service and performance conditions have not been met through September 30, 2008, based on our results in the nine months ended September 30, 2008 and the outlook for the remainder of 2008, we have recorded $1.7 million in stock-based compensation expense related to these awards on a graded vesting basis in the nine months ended September 30, 2008, including $583,000 in third quarter 2008. This charge is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”
          Restricted Stock Units. Our Board of Directors approved a special Manugistics Incentive Plan (“Integration Plan”) on August 18, 2006. The Integration Plan provided for the issuance of contingently issuable restricted stock units under the 2005 Incentive Plan to executive officers and certain other members of our management team if we were able to successfully integrate the Manugistics acquisition and achieve a defined performance threshold goal in 2007. The performance threshold goal was defined as $85 million of adjusted EBITDA, which excludes certain non-routine items. A partial pro-rata issuance of restricted stock units would be made if we achieved a minimum performance threshold. The Board approved additional contingently issuable restricted stock units under the Integration Plan for executive officers and new participants in 2007. The Company’s actual EBITDA performance for 2007 was approved by the Board in January 2008 and qualified participants for a pro-rata issuance equal to 99.25% of the contingently issuable restricted stock units. In total, 502,935 restricted stock units were issued on January 28, 2008 with a grant date fair value of $8.1 million. The restricted stock units vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. Through September 30, 2008, 19,407 of the restricted stock units have been subsequently forfeited.
          A deferred compensation charge of $8.1 million was recorded in the equity section of our balance sheet during 2007, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. Stock-based compensation is being recognized on a graded vesting basis over the requisite service periods that run from the date of the various board approvals through January 2010. We recognized $5.4 million in stock-based compensation expense related to these restricted stock unit awards in 2007, including $1.8 million in the nine months ended September 30, 2007, plus an additional $858,000 in the nine months ended September 30, 2008. These charges are reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”
          During the nine months ended September 30, 2008 and 2007, we recorded stock-based compensation expense of $538,000 and $666,000, respectively related to other 2005 Incentive Plan awards.
          Employee Stock Purchase Plan. An Employee Stock Purchase Plan (“2008 Purchase Plan”) was adopted by the Board and approved by stockholders on May 12, 2008. The 2008 Purchase Plan has an initial reserve of 1,500,000 shares and provides eligible employees with the ability to defer up to 10% of their earnings for the purchase of our common stock on a semi-annual basis at 85% of the fair market value on the last day of each six-month offering period. The initial six-month offering period began August 1, 2008 with the first scheduled purchase on February 1, 2009. The plan is considered compensatory under Statement of Financial Accounting Standard No. 123 (R), Share Based Payment, and as a result, stock-based compensation will be recognized on the last day of each six-month offering period in an amount equal to the difference between the fair value of the stock on the date of purchase and the discounted purchase price. No stock-based compensation expense was recorded for the 2008 Purchase Plan during the nine months ended September 30, 2008.
12. Income Taxes
          We calculate income taxes on an interim basis using the year-to-date effective tax rate and record discrete tax adjustments in the reporting period in which they occur. Because the Company is subject to income taxes in numerous jurisdictions and the timing of software and consulting income by jurisdiction can vary significantly, we are unable to reliably estimate an overall effective tax rate. In accordance with Financial Accounting Standards Board Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — in interpretation of APB Opinion No, 28,” we calculate our tax provision on an interim basis using the year-to-date effective tax rate and record discrete tax adjustments in the reporting period in which they occur. A summary of the income tax provision recorded in the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Income before income tax provision	$13,683	$13,370	$27,122	$28,696
Effective tax rate	38.1%	36.4%	37.1%	34.0%

Income tax provision at effective tax rate	5,209	4,865	10,064	9,767

Discrete tax items:
Interest and penalties on uncertain tax positions	108	197	323	445
Changes in estimate and foreign statutory rates	124	—	64	(63)

Total discrete tax item benefits	232	197	387	382

Income tax provision	$5,441	$5,062	$10,451	$10,149

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
          The income tax provision recorded in the three and nine months ended September 30, 2008 and 2007 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during third quarter 2008 and 2007 of $30,000 and $505,000, respectively, and during the nine months ended September 30, 2008 and 2007 of $1.4 million and $863,000, respectively. These tax benefits will reduce our income tax liabilities in future periods and result in an increase to additional paid-in capital as we are able to utilize them. During the second quarter 2008, we recorded an immaterial adjustment to reverse the total windfall tax benefit previously recognized in 2007 and 2006 of approximately $1.6 million which reduced additional paid-in capital and non-current deferred tax assets.
          The effective tax rate for three and nine months ended September 30, 2008 is higher than the effective tax rate for the three and nine months ended September 30, 2007 as Congress did not approve the extension of the Federal research and development credit for 2008 (“R&D credit”) until after September 30, 2008. As a result, the calculation of the estimated R&D credit for the full year of 2008 will not occur until fourth quarter 2008. We believe the retroactive application of the R&D credit will lower our annual effective rate to 35% for the full year. The effective rate is also impacted by the jurisdictional make up of the cumulative income earned through September 30, 2008 and 2007.
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
          We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income
Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. The amount of unrecognized tax benefits at January 1, 2007 was $3.5 million, of which $799,000 would impact our effective tax rate if recognized. With the adoption of FIN 48, we recognized a charge of approximately $1.0 million to beginning retained earnings for uncertain tax positions. In addition, a FIN 48 adjustment of $2.9 million was made to the purchase price allocation on the Manugistics acquisition to record a tax liability for uncertain tax positions which increased the goodwill balance. Other than the settlement of a tax audit in Germany, which could result in a decrease in the FIN 48 tax liability in fourth quarter 2008 of approximately $800,000 plus interest and penalties, we do not believe there are any uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
          To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision. We have accrued additional interest and penalties related to uncertain tax positions $323,000 and $445,000 for the nine months ended September 30, 2008 and 2007 respectively which are included as a component of income tax expense.
          We conduct business globally and, as a result, JDA Software Group, Inc. or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subjected to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, China, France, Germany, Hong Kong, Italy, Japan, Singapore, Spain, the U.K. and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2002. The Internal Revenue Service has completed their examination of the 2003 and 2004 tax years without any material adjustments. We do not expect the examination phase of this audit to continue beyond fourth quarter 2008 nor do we anticipate any material adjustments. We are under examination in Canada for tax years 2003 and 2004. We do not anticipate material adjustments from either of these audits.
          JDA Software Group, Inc. has accepted an invitation to participate in the Compliance Assurance Program (“CAP”) beginning in 2007. The CAP program was developed by the Internal Revenue Service to allow for transparency and to remove uncertainties in tax compliance. The CAP program is offered by invitation only to those companies with both a history of immaterial audit adjustments and a high level of tax complexity and will involve a review of each quarterly tax provision. Our participation in the CAP program has commenced and the Internal Revenue Service has completed their review of our 2007 tax provisions as well as accepted the 2007 US Federal Tax Return as required under the CAP agreement. The IRS has issued Information Document Requests for 2007 which the company is responding to. The IRS has also commenced their review of our 2008 first and second quarter tax provisions. No material adjustments have been made as a result of these reviews.
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenues:

Americas	$68,616	$63,817	$191,421	$184,233
Europe	21,168	21,250	66,553	64,665
Asia/Pacific	8,662	8,578	26,143	26,214

Total revenues	$98,446	$93,645	$284,117	$275,112

	September 30,	December 31,
	2008	2007
Identifiable assets:

Americas	$482,480	$470,205
Europe	93,814	108,390
Asia/Pacific	43,022	43,630

Total identifiable assets	$619,316	$622,225

          Revenues for the Americas include $56.7 million and $58.7 million from the United States in third quarter 2008 and 2007, respectively and $167.4 million and $168.9 million in the nine months ended September 30, 2008 and 2007, respectively. Identifiable assets for the Americas include $459.2 million and $446.3 million in the United States as of September 30, 2008 and December 31, 2007, respectively.
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
          A summary of the revenues, operating income (loss) and depreciation attributable to each of these reportable business segments for three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenues:
Retail	$53,378	$48,845	$150,398	$145,094
Manufacturing and Distribution	39,890	40,325	118,324	118,148
Services Industries	5,178	4,475	15,395	11,870

	$98,446	$93,645	$284,117	$275,112

Operating income (loss):
Retail	$16,114	$13,746	$40,361	$35,509
Manufacturing and Distribution	16,317	15,361	44,984	45,796
Services Industries	468	392	1,550	(111)
Other (see below)	(16,914)	(14,328)	(54,587)	(45,536)

	$15,985	$15,171	$32,308	$35,658

Depreciation:
Retail	$1,096	$1,070	$3,363	$3,204
Manufacturing and Distribution	727	883	2,454	2,608
Services Industries	196	98	536	262

	$2,019	$2,051	$6,353	$6,074

Other:
General and administrative expenses	$10,440	$10,365	$32,406	$29,909
Provision for doubtful accounts	—	—	—	1,590
Amortization of intangible assets	6,075	3,963	18,227	11,889
Restructuring charge	399	—	3,954	6,276
Gain on sale of office facility	—	—	—	(4,128)

	$16,914	$14,328	$54,587	$45,536

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
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Significant Trends and Developments in Our Business
          Outlook for Fourth Quarter and Year Ending December 31, 2008. Software sales will continue to be a leading indicator for our business and we believe there is a sizeable pipeline of opportunities in each of our geographic regions entering fourth quarter 2008, including a particularly strong sales pipeline in North America. The sales pipeline includes both large transactions ≥ $1.0 million (“large transactions”) and mid-size software sales opportunities in the $300,000 to $700,000 range, as well as many smaller opportunities. There is inherent uncertainty in our sales pipeline, however, and due to the nature of our sales cycle we have limited ability to fully anticipate actual quarterly results which will continue to be subject to normal quarter-to-quarter variability. We have performed a conservative assessment of our sales pipeline for fourth quarter 2008, attempting to compensate for the potential of ongoing deal delays and other seasonal-type fluctuations such as higher year-end utilization of existing capital budgets, particularly in light of the global economic downturn and credit crisis. Based on this assessment we currently believe the sales pipeline will enable us to achieve the high end of our previously announced software revenue guidance for 2008 of $75 million to $85 million.
          We have identified only a small number of transactions over the trailing 12-month period ended September 30, 2008 that appear to have been impacted by the economy and resulted in either a reduction in the scope of the license or in an indefinite or unpredictable delay of a planned project. Our fourth quarter 2008 forecast does not contemplate a significant macro-economic impact on software sales; however, since the end of third quarter 2008 we have some evidence that further deterioration of economic conditions is beginning to impact an increasing number of license deals. Although we’ve seen spending cutbacks in certain sectors of our customer base, primarily in sectors that provide goods and/or services that are somewhat discretionary from a consumer perspective, to date these cutbacks have been offset by opportunities with other companies that are focused on improving margins and who are willing to invest in the systems necessary to help unlock that potential. In fact, customers in certain lower price point sectors, such as discount operators and companies that sell essential items, have indicated that their business may actually experience growth in the current environment.
          We believe our competitive leadership in the supply chain planning market provides a distinct advantage, even in these difficult economic times. We believe this position will only get stronger if we are able to complete the i2 acquisition and add their applications and supply chain experts to our solution offerings and current associates. As companies consider the economic uncertainty of the future and the potential for flat or declining sales, they may seek to achieve more efficiency in their existing business assets. We believe this scenario favors our solution offerings as they are designed to provide a quick return on investment and are squarely targeted at some of the largest profit drivers in a customer’s business. We believe our market leadership, together with our ability to sell the types of solutions our customers need in these challenging economic times, are two significant factors that are creating a counter-cyclical effect for the Company. We also believe this counter-cyclical effect is sustainable as long as our customers remain willing to invest in and implement systems to improve their profits.
          We believe our maintenance business will continue to provide stable profit streams in fourth quarter 2008. Volatility in the foreign currency exchange rates will continue to be the greatest risk in our efforts to maximize maintenance revenue performance and achieve improved sequential results in fourth quarter 2008. Renewal trends in our install-base remain steady and we have a 95% annualized retention rate.
          Our consulting services business continues to under-perform against their plan. The consulting services business has been impacted by low rate competition, fixed price engagements and by our product mix, which for several years has favored solutions that require less implementation services. We have also seen an increased interest and lower pricingfrom off-shore systems integrators and small specialist consulting firms on some of our projects, particularly in North America, which has diluted the consulting revenues that we receive from these projects. In addition, the average length of time between the execution of a software license and the actual commencement of the related implementation project appears to be increasing. As a result, the timing of consulting services revenues on new projects has become harder to predict, which has resulted in increased resource planning and allocation challenges.
          We continue to address operational and execution issues in our consulting services business. We have revamped our market strategy and approach for these services, including the reorganization of our senior practice teams in North America in order to ensure greater continuity and effectiveness in our processes, from services proposal through to final project execution. In addition, we have promoted Chris Moore, our Senior Vice President, Customer Support Solutions, to a newly created position of Executive Vice President of Services. In this new position, Mr. Moore will have combined responsibility for our consulting services and customer support groups. If we are able to complete the i2 acquisition, Mr. Moore will also be responsible for integrating the i2 services engagement model and the operation of the i2 managed services business. We have also introduced a new program called Premium Access that is designed to provide a cohesive and supplemental support process encompassing our product development, product management and customer support teams designed to streamline implementations of new products and major product releases which we have identified as riskier and less profitable for our consulting services business. We believe our consulting services business has and will continue to be positively impacted by the Center of Excellence (“CoE”) initiative, although the full benefits of the CoE will not likely be seen until 2009 (as discussed in “The Expansion of our Operations in India and the Creation of a Center of Excellence is Progressing” section below). We are on track with our recruiting and training efforts and have already begun cycling implementation projects through the CoE. We have an expanding pipeline of future projects from all regions that could result in an increased volume of work through the CoE, and our associate retention rates have been higher than our original expectations.
          Excluding the impact of the pending i2 acquisition, we do not currently anticipate any significant adjustments to our overall cost structure in fourth quarter 2008 and other than potential fluctuations in bad debt expense and variable compensation expense, we believe our overall cost structure will remain consistent in fourth quarter 2008 when compared to third quarter 2008.

          The Expansion of our Operations in India and the Creation of a Center of Excellence is Progressing. We acquired our first off-shore development facility in Hyderabad, India in the Manugistics acquisition in July 2006. This operation employed approximately 200 associates and was primarily focused on product development. We began to implement changes to expand our operations in India in first quarter 2008 in order to create a comprehensive CoE that encompasses additional off-shore product development activities, customer implementation services, customer support services and internal administrative services. We believe these changes will fundamentally improve our competitiveness and profitability. We expect to incur an estimated $4.8 million of incremental costs in 2008 to implement these changes, which primarily relate to the addition of approximately 230 new associates at the Hyderabad facility. During the nine months ended September 30, 2008, we added 184 FTE at the CoE including associates with necessary skill sets in product development (92 FTE), customer implementation services (42 FTE), customer support services (29 FTE) and internal administrative and other (21 FTE) and reduced our on-shore headcount by 54 FTE.
          We believe the CoE provides an improved business model for JDA that enhances growth potential and operating results by:
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
          The CoE is designed to complement and enhance our existing on-shore business model, not replace it, and our goal is to achieve all of these benefits without sacrificing our capability to work face-to-face with our customers, most of which are in the Americas and Europe. Although we are beginning to benefit from the operating leverage associated with our investment in the CoE, from an overall financial perspective, we believe the CoE will result in a net cost to JDA during 2008 as duplicate resources will be retained on-shore during the period of time we hire and train the new Indian associates in order to ensure a smooth transition. We plan to reduce our total on-shore headcount by approximately 50 associates during 2008 through attrition and minor adjustments as related functions become available at the CoE. Most of the planned on-shore headcount reductions for 2008 have occurred in the nine months ended September 30, 2008. We will remain focused on developing the CoE to further improve the operating performance in our services functions through the remainder of 2008 and into 2009.
          Pending Acquisition of i2 Technologies, Inc. On August 10, 2008, we entered into an agreement and plan of merger to acquire all of the outstanding common and preferred equity of i2 Technologies, Inc. (“i2”). Under the terms of the Merger Agreement, each issued and outstanding share of i2’s common stock will be converted into the right to receive $14.86 per share in cash and each issued and outstanding share of i2’s Series B Convertible Preferred Stock will be converted into the right to receive $1,095.3679 per share in cash plus all accrued and unpaid dividends. In addition, upon consummation of the merger the vesting of each outstanding option and restricted stock award for common stock of i2 will accelerate in full and the holders of such equity awards will be entitled to receive $14.86 per share less the exercise price per share of such equity awards, if any. We plan to use debt financing, net of issuance costs, together with the companies’ combined cash balances at closing, to fund the cash obligations under the Merger Agreement and related transaction expenses, to repay i2’s convertible debt and to provide cash for our ongoing working capital and general corporate needs. Concurrent with the execution of the Merger Agreement, we received commitments from Credit Suisse and Credit Suisse Securities (USA) LLC, Wachovia Bank, National Association and Wachovia Capital Markets, LLC to

provide up to $450 million of debt financing to complete the i2 acquisition, including $425 million in term loans and a $25 million revolving credit facility (the “Proposed Credit Facility”).
          On November 4, 2008, we notified i2 that due to the adverse effect of the continuing credit crisis, credit terms available under the Proposed Credit Facility would result in unacceptable risks and costs to the combined company. Accordingly, we requested that i2 adjourn its shareholder meeting scheduled on November 6, 2008 to allow the two companies to negotiate a reduced purchase price that would enable JDA to close the transaction using a reduced amount of debt. We believed that if the shareholder meeting was held and the current transaction received a favorable vote, it would not be possible to then renegotiate an appropriate purchase price reduction and obtain shareholder approval of a revised transaction prior to the termination of the Proposed Credit Facility on November 26, 2008. i2 rejected our request and proceeded with its shareholder meeting, during which the i2 stockholders approved the Merger. As a result, we exercised our discretionary right under the Merger Agreement to take up to 60 days to attempt to arrange acceptable debt financing.
          On November 6, 2008 we sent i2 a written proposal to amend the common share consideration in the Merger Agreement to an amount significantly below $14.86 per share. The i2 board has indicated it will not pursue our written proposal. There can be no assurance that the Merger will be consummated, particularly given the current crisis in the credit markets. If we or i2 terminate the transaction under certain circumstances, i2 will be required to pay us a non-refundable termination fee of $15.0 million, or we will be required to pay i2 a non-refundable termination fee of $20.0 million. Under the Merger Agreement, if we are unable to arrange acceptable debt financing within the 60-day extension period and all conditions precedent have been satisfied, we will be required to pay i2 the $20.0 million termination fee.
          We believe this pending acquisition provides several significant growth opportunities. i2 is a global provider of supply chain management solutions that increase supply chain efficiency, enhance customer and supplier relationships, manage variability and complexity, provide supply chain visibility, increase operating velocity and integrate planning and execution. In addition to application software, i2 also offers hosted software solutions for business optimization. i2 has over 400 customers worldwide in a variety of industries including technology, automotive, aerospace, industrial, consumer goods and retail. Beyond our core competency and established historic solution leadership in the retail industry, we currently have a strong presence in the process manufacturing market with our supply chain planning and optimization solutions as well as transportation management solutions that were part of the Manugistics acquisition in July 2006. We believe the acquisition of i2 will create several new market opportunities for us, the most significant of which will be discrete manufacturing. We believe the process and discrete manufacturing markets each represent approximately 50% of the entire manufacturing industry. The second major extension to our business achieved through this acquisition will be a significant expansion in our suite of transportation planning and optimization solutions that should allow us to provide additional capabilities to support the 3PL and carrier markets and strengthen our presence in the shipper market. We also believe the acquisition will strengthen our offering for our Retail segment. In addition, we believe the acquisition will enhance our services offering and enable the combined company to offer its vertical-specific capabilities and business process expertise over a variety of deployment options, including traditional licenses, recurring licenses, hosted environments, a shared model (SaaS) and as a managed service.
          Our description of the terms and conditions related to the i2 acquisition is qualified by reference to the Merger Agreement, Commitment Letter, Consent Agreement, Voting Agreements and other documents which have been filed as exhibits to related current reports on Form 8-K.
          Summary of Nine Month Results. Software license sales in the nine months ended September 30, 2008 increased 15% to $58.6 million compared to $51.2 million in the nine months ended September 30, 2007. This increase includes a 31% increase in software license sales in the Americas region, offset in part by decreases in software license sales of 10% and 9% in the European and Asia/Pacific regions, respectively. Software license sales increased 18% in the trailing 12-month period ended September 30, 2008 compared to the trailing 12-month period ended September 30, 2007 and include increases in the Americas, European and Asia/Pacific regions of 25%, 2% and 19%, respectively. We believe our competitive position remains strong and that we have maintained consistent competitive win rates in our markets. We continue to have significant back-selling opportunities as $41.2 million, or 70% of our software license sales in the nine months ended September 30, 2008 came from our install base customers compared to $32.7 million, or 64% in the nine months ended September 30, 2007. The increase in software license sales to install base customers in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was offset in part by a $1.0 million or 6% decrease in sales to new customers. Our average selling prices (“ASP”) continue to increase as we believe we have been able to successfully market the high return on investment of our solutions. Our overall ASP increased to $520,000 per deal in the trailing 12- month period ended September 30, 2008 compared to $310,000 in the trailing 12-month period ended September 30, 2007. Furthermore, ASPs have increased across all of our product lines with the exception of our Store System solutions.
          We believe the market recognizes JDA as a specialized, domain-focused company with the financial strength, breadth of product line, services expertise and ability to invest in new innovation that positions us to be a long-term contender in the market and compete successfully against large horizontal enterprise application companies in head-to-head sales opportunities, particularly those involving our supply chain planning and optimization solutions. Additionally, our leadership in planning and optimization solutions often creates opportunities for us to enhance existing ERP installations, reducing the effect of direct competition from these large companies. We closed 17 large transactions ≥ $1.0 million in the trailing 12-month period ended September 30, 2008, compared to seven in the 12-month period ended September 30, 2007.
          The following tables summarize software license revenue by region for the three and nine months ended September 30, 2008 and 2007:
Software License Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
Region	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Americas	$17,503	$9,785	$7,718	79%	$39,686	$30,235	$9,451	31%
Europe	3,516	3,976	(460)	(12%)	13,024	14,432	(1,408)	(10%)
Asia/Pacific	1,992	1,744	248	14%	5,883	6,492	(609)	(9%)

Total	$23,011	$15,505	$7,506	48%	$58,593	$51,159	$7,434	15%

          Software license sales performance in the Americas region increased 96% sequentially in third quarter 2008 compared to second quarter 2008 and 79% compared to third quarter 2007. Software sales performance was lower than expected in second quarter 2008 due to delays in the closing of certain large software deals near the end of quarter, particularly in the United States. Although we experienced some macro-economic impact in these results, the delays were primarily due to extended sales cycles, extended customer due diligence and internal review processes. We were able to successfully close a large number of these delayed transactions in third quarter 2008. Software sales performance in the Americas region in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, and in particular North America, continues to reflect the positive impact of the organizational changes that were made to the regional sales management team during the past two years. These changes significantly increased our business development efforts and improved the sales force execution and sales performance in the region. We continue to have a solid pipeline of sales opportunities in the Americas that includes both mid-size software deals and large transactions. The Americas is our largest region and, as a result, we believe the software sales performance in the region will continue to be a key driver of our overall success.
          Software license sales performance in the European region decreased 27% sequentially in third quarter 2008 compared to second quarter 2008 and 12% compared to third quarter 2007. We are not satisfied with the performance of our European region. Although we have a sizeable sales pipeline in the region, we have not been able to successfully capitalize on these opportunities. We are currently addressing the fundamental changes that need to be made to the organizational structure in order improve the performance in The European region. We will also continue to focus on the region’s business development activities in order to expand the quality and number of opportunities in the European sales pipeline. Although the Asia/Pacific region did not contribute significantly to our third quarter 2008 results, software sales performance in the region did increase 10% sequentially in third quarter 2008 compared to second quarter 2008 and 14% compared to third quarter 2007. We reorganized sales management in the Asia/Pacific region during second quarter 2008 and believe these changes have had a positive effect and will continue to improve our sales execution in the region.
          Maintenance services revenues decreased 1% sequentially to $46.4 million in third quarter 2008 compared to $46.6 million in second quarter 2008 and increased $2.6 million or 6% compared to $43.8 million in third quarter 2007. Foreign exchange rate variances decreased third quarter 2008 maintenance services revenues by $332,000 compared to second quarter 2008 primarily due to a sequential strengthening of the US Dollar against European currencies, and provided a $751,000 benefit compared to third quarter 2007 due to weakening of the US dollar against substantially all foreign currencies in which we do business. Excluding the impact of the favorable foreign exchange rate variance, maintenance services revenues were flat in third quarter 2008 compared to second quarter 2008 and increased 4% compared to third quarter 2007 as maintenance revenues related to new software sales, rate increases on annual renewals and reinstatements of previously cancelled maintenance agreements were substantially offset by decreases in recurring maintenance revenues due to attrition. The retention rate in our maintenance revenue install-base was approximately 95% in the trailing 12-month periods ended September 30, 2008 and 2007. We believe our large annual recurring maintenance revenue base provides significant stability and enhances our ability to maintain profitable operations. Maintenance services revenues represented 47% of total revenues in third quarter 2008.
          Maintenance services gross profit dollars were $34.9 million in third quarter 2008 compared to $35.2 million in second quarter 2008 and $32.5 million in third quarter 2007, and represented 75%, 75% and 74% of maintenance services revenues in these quarters, respectively. The increase in margin dollars in third quarter 2008 compared to third quarter 2007 is due primarily to the $2.6 million increase in maintenance services revenues and a $355,000 increase in cost transfers for support personnel used to support activities in other functional groups, offset in part by the costs associated with an 11% increase in average headcount. In the nine months ended September 30, 2008, we increased the CSS headcount at the CoE by 29 FTE. We expect maintenance services margins to range between 74% and 76% in fourth quarter 2008. As of September 30, 2008, we had 294 employees in our customer support function compared to 292 at June 30, 2008 and 262 at September 30, 2007.
          Service revenues, which include consulting services, hosting services and training revenues, net revenues from our hardware reseller business and reimbursed expenses, decreased $560,000 or 2% sequentially to $29.0 million in third quarter 2008 compared to $29.6 million in second quarter 2008, and decreased $5.3 million or 16% compared to $34.4 million in third quarter 2007. The sequential decrease in service revenues in third quarter 2008 compared to second quarter 2008 is due primarily to a $357,000 decrease in reimbursed expenses. The decrease in third quarter 2008 compared to third quarter 2007 is primarily due to the release of approximately $3.4 million in previously deferred consulting revenue in third quarter 2007 upon completion and final acceptance of a fixed bid project inherited from Manugistics. In addition the decrease in third quarter 2008 compared to third quarter 2007 reflects a decrease in utilization and average billing rates per hour in each of our geographic regions. Our global utilization rate was 52% in third quarter 2008 compared to 54% in second quarter 2008 and 59% in third quarter 2007, and our average blended global billing rates were $198, $195 and $227 per hour, respectively in these quarterly periods.
          Service gross profit dollars were $6.1 million in third quarter 2008 compared to $5.7 million in second quarter 2008 compared to $10.5 million in third quarter 2007, and represented 21%, 19% and 30% of service revenues in these quarters, respectively. The sequential increase in service margins in third quarter 2008 compared to second quarter 2008 is due primarily to a $951,000 decrease in costs, offset in part by the 2% sequential decrease in revenue. Service margins in third quarter 2007 include a $2.0 million favorable impact from the release of $3.4 million of previously deferred consulting revenue on the project referred to above, net of $1.4 million in related deferred costs that were also released. Excluding the impact of the deferred revenues and costs on this project, our service margin was 27% in third quarter 2007. In addition, the decrease in service gross profit dollars in third quarter 2008 compared to third quarter 2007 reflects a decrease in services revenues in each of our geographic regions, a $640,000 increase in outside contractor costs on consulting projects in the United States and a 3% increase in average headcount, offset in part by a decrease in incentive compensation in third quarter 2008 compared to third quarter 2007. In the nine months ended September 30, 2008, we reduced our on-shore services organization by 18 FTE and added 42 FTE in service-related functions at the CoE. We currently anticipate that our service margins will remain in the low to mid 20% range in fourth quarter 2008. As of September 30, 2008 we had 453 employees in the services organization compared to 450 at June 30, 2008 and 433 at September 30, 2007.
          Product development expense was flat at $13.3 million in third quarter 2008 compared to second quarter 2008 and increased $1.4 million or 11% compared to $11.9 million in third quarter 2007. The increase in product development expense in third quarter 2008 compared to third quarter 2007 is due primarily to a $1.0 million reduction in deferred costs resulting from the completion of certain on-going customer funded product development efforts. Additionally, although the average product development headcount increased 21% in third quarter 2008 compared to third quarter 2007, salaries and related benefits only increased 3% as new and replacement positions were filled with lower cost resources, including those added at the CoE. In the nine months ended September 30, 2008, we reduced our on-shore product development headcount by 19 FTE and added 92 FTE in product development-related functions at the CoE. As of September 30, 2008 we had 535 people in product development compared to 503 at June 30, 2008 and 446 at September 30, 2007.
          Sales and marketing expense increased 1% to $15.9 million in third quarter 2008 compared to $15.7 million in second quarter 2008 and increased 7% compared to $14.9 million in third quarter 2007. Sales commissions increased $1.7 million in third quarter 2008 compared to second quarter 2008 due to a 48% sequential increase in software sales. This increase was substantially offset by a 4% decrease in average headcount in third quarter 2008 compared to second quarter 2008, a $588,000 decrease in travel costs and seasonally lower marketing-related costs. The increase in sales and marketing costs in third quarter 2008 compared to third quarter 2007 is due primarily to an increase in commissions on a $7.5 million or 48% increase in software sales. As of September 30, 2008 we had 212 people in sales and marketing compared to 214 at June 30, 2008 and 222 at September 30, 2007, including quota carrying sales associates of 63, 62 and 69, respectively. Sales and marketing expense will continue to fluctuate quarterly with software license performance. In addition, sales commissions tend to be higher in the fourth quarter of each year as more sales associates meet or exceed their performance goals.
          General and administrative expense was flat at $10.4 million in third quarter 2008 compared to second quarter 2008 and third quarter 2007. An 18% increase in average headcount in third quarter 2008 compared to third quarter 2007 was substantially offset by a decrease in incentive compensation and a $328,000 decrease in accounting fees. In the nine months ended September 30, 2008, we added 24 FTE in administrative positions at the CoE, primarily in information technology functions. As of September 30, 2008 we had 245 people in general and administrative functions compared to 252 at June 30, 2008 and 208 at September 30, 2007.
          There was no provision for doubtful accounts required in the nine months ended September 30, 2008 compared to a $1.6 million provision in the nine months ended September 30, 2007.
          Amortization of intangibles increased $2.1 million in third quarter 2008 compared to third quarter 2007 and $6.3 million in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due primarily to a change in the estimated useful life of certain customer lists to reflect current trends in attrition. With this change, the quarterly amortization expense on customer lists increased approximately $2.1 million per quarter, beginning first quarter 2008 and continuing over the remaining useful life of the related customer lists which extend through June 2014. This change had a $0.04 and $0.11 per share impact (reduction) on basic and diluted earnings per share calculations for third quarter 2008 and the nine months ended September 30, 2008, respectively.
          We recorded restructuring charges of $4.6 million in the nine months ended September 30, 2008, including $794,000 in first quarter 2008, $3.3 million in second quarter 2008 and $435,000 in third quarter 2008. These charges are primarily associated with our transition of certain on-shore activities to the CoE. The 2008 restructuring charges include $4.5 million for termination benefits, primarily related to a workforce reduction of 54 full-time employees (“FTE”), primarily in product development, consulting and sales-related positions across all of our geographic regions and $83,000 for office closure and integration costs of redundant office facilities.
          Performance Share Awards. On February 7, 2008, the Board approved an incentive plan for 2008 similar to the Integration Plan (“New Incentive Plan”). The New Incentive Plan initially provides for the issuance of up to 259,516 contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we are able to achieve a defined performance threshold goal in 2008. The performance threshold goal is defined as $95 million of adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which excludes certain non-routine items. A partial pro-rata issuance of performance share awards will be made if we achieve a minimum performance threshold. Through September 30, 2008, approximately 200,000 contingently issuable performance share awards, net of forfeitures, have been awarded under the New Incentive Plan. The performance share awards, if any, will be issued after the approval of our 2008 financial results in January 2009 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period.
          The Company’s performance against the defined performance threshold goal of the New Incentive Plan is being evaluated on a quarterly basis throughout 2008 and stock-based compensation is recognized over the requisite service period that runs from the date of board approval through January 2011. A deferred compensation charge of approximately $3.5 million has been recorded in the equity section of our balance sheet, with a related increase to additional paid-in capital, for the total grant date fair value of the awards issued through September 30, 2008. Although all necessary service and performance conditions have not been met through September 30, 2008, based on our results in the nine months ended September 30, 2008 and the outlook for the remainder of 2008, we have recorded $1.7 million in stock-based compensation expense related to these awards on a graded vesting basis in the nine months ended September 30, 2008, including $583,000 in third quarter 2008. This charge is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”
          Restricted Stock Units. Our Board of Directors approved a special Manugistics Incentive Plan (“Integration Plan”) on August 18, 2006. The Integration Plan provided for the issuance of contingently issuable restricted stock units under the 2005 Incentive Plan to executive officers and certain other members of our management team if we were able to successfully integrate the Manugistics acquisition and achieve a defined performance threshold goal in 2007. The performance threshold goal was defined as $85 million of adjusted EBITDA, which excludes certain non-routine items. A partial pro-rata issuance of restricted stock units would be made if we achieved a minimum performance threshold. The Board approved additional contingently issuable restricted stock units under the Integration Plan for executive officers and new participants in 2007. The Company’s actual EBITDA performance for 2007 was approved by the Board in January 2008 and qualified participants for a pro-rata issuance equal to 99.25% of the contingently issuable restricted stock units. In total, 502,935 restricted stock units were issued on January 28, 2008 with a grant date fair value of $8.1 million. The restricted stock units vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. Through September 30, 2008, 19,407 of the restricted stock units have been subsequently forfeited.
          A deferred compensation charge of $8.1 million was recorded in the equity section of our balance sheet during 2007, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. Stock-based compensation is being recognized on a graded vesting basis over the requisite service periods that run from the date of the various board approvals through January 2010. We recognized $5.4 million in stock-based compensation expense related to these restricted stock unit awards in 2007, including $1.8 million in the nine months ended September 30, 2007, plus an additional $858,000 in the nine months ended September 30, 2008. These charges are reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”
          During the nine months ended September 30, 2008 and 2007, we recorded stock-based compensation expense of $538,000 and $666,000, respectively related to other 2005 Incentive Plan awards.
          A summary of total stock-based compensation by expense category (in thousands) for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Cost of maintenance services	$49	$161	$205	$302
Cost of consulting services	48	238	303	434
Product development	115	194	354	364
Sales and marketing	307	631	810	1,254
General and administrative	392	1,070	1,463	1,818

Total stock-based compensation	$911	$2,294	$3,135	$4,172

          Employee Stock Purchase Plan. An Employee Stock Purchase Plan (“2008 Purchase Plan”) was adopted by the Board and approved by stockholders on May 12, 2008. The 2008 Purchase Plan has an initial reserve of 1,500,000 shares and provides eligible employees with the ability to defer up to 10% of their earnings for the purchase of our common stock on a semi-annual basis at 85% of the fair market value on the last day of each six-month offering period. The initial six-month offering period began August 1, 2008 with the first scheduled purchase on February 1, 2009. The plan is considered compensatory under Statement of Financial Accounting Standard No. 123 (R), Share Based Payment, and as a result, stock-based compensation will be recognized on the last day of each six-month offering period in an amount equal to the difference between the fair value of the stock on the date of purchase and the discounted purchase price. No stock-based compensation expense was recorded for the 2008 Purchase Plan during the nine months ended September 30, 2008.
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
          Our Financial Position is Solid and We Are Generating Positive Cash Flow from Operations. We had working capital of $28.4 million at September 30, 2008 compared to $67.9 million at December 31, 2007. The working capital balances at September 30, 2008 and December 31, 2007 include $130.8 million and $95.3 million of cash and cash equivalents, respectively. We repaid the remaining $80.5 million of our long-term debt on October 1, 2008 and as a result, we have reported the entire term loan balance as a current liability at September 30, 2008. We generated $70.7 million in cash flow from operations in the nine months ended September 30, 2008 compared to $63.7 million in the nine months ended September 30, 2007. Net accounts receivable were $63.5 million or 58 days sales outstanding (“DSO”) at September 30, 2008 compared to $74.7 million or 68 DSO at December 31, 2007 and 68 DSO at September 30, 2007. During the nine months ended September 30, 2008 we repaid $19.1 million of our long-term debt including the scheduled quarterly installments and a $5.2 million mandatory repayment based on a percentage of our annual excess cash flow, as defined in the agreement, had capital expenditures of $6.1million, paid $5.4 million of direct costs related to the Manugistics and i2 acquisitions and paid $3.4 million in loan origination fees on the new credit facility for the i2 acquisition.

          We expect cash flow from operations to be positive in fourth quarter 2008. We also believe our cash and cash equivalents, net cash provided from operations and revolving credit facilities will provide adequate liquidity to meet our normal operating requirements for the foreseeable future. A major component of our positive cash flow is the collection of accounts receivable and the generation of cash earnings.

Results of Operations
          The following table sets forth certain selected financial information expressed as a percentage of total revenues and certain gross margin data expressed as a percentage of software license revenue, maintenance services revenue, product revenues or services revenues, as appropriate, for the three and nine months ended September 30, 2008 and 2007:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
REVENUES:

Software licenses	23%	16%	20%	18%
Maintenance services	47%	47%	49%	48%

Product revenues	70%	63%	69%	66%

Consulting services	27%	34%	28%	31%
Reimbursed expenses	3%	3%	3%	3%

Service revenues	30%	37%	31%	34%

Total revenues	100%	100%	100%	100%

COST OF REVENUES:

Cost of software licenses	1%	1%	1%	1%
Amortization of acquired software technology	1%	2%	1%	2%
Cost of maintenance services	12%	12%	12%	12%

Cost of product revenues	14%	15%	14%	15%

Cost of consulting services	20%	22%	21%	23%
Reimbursed expenses	3%	3%	3%	3%

Cost of service revenues	23%	25%	24%	26%

Total cost of revenues	37%	40%	38%	41%

GROSS PROFIT	63%	60%	62%	59%

OPERATING EXPENSES:

Product development	14%	13%	14%	14%
Sales and marketing	16%	16%	17%	16%
General and administrative	11%	11%	12%	11%
Provision for doubtful accounts	—%	—%	—%	—%
Amortization of intangibles	6%	4%	6%	4%
Restructuring charges and adjustments to acquisition-related reserves	—%	—%	1%	2%
Gain on sale of office facility	—%	—%	—%	(1%)

Total operating expenses	47%	44%	50%	46%

OPERATING INCOME	16%	16%	12%	13%

Interest expense and amortization of loan fees	(2%)	(3%)	(3%)	(3%)
Other income, net	—%	1%	1%	1%

INCOME BEFORE INCOME TAX PROVISON	14%	14%	10%	11%

Income tax provision	6%	5%	4%	4%

NET INCOME	8%	9%	6%	7%

Gross margin on software licenses	97%	96%	97%	96%
Gross margin on maintenance services	75%	74%	75%	74%
Gross margin on product revenues	81%	77%	80%	78%
Gross margin on service revenues	21%	30%	21%	24%

          The following table sets forth a comparison of selected financial information (in thousands), expressed as a percentage change between quarters for the three and nine months ended September 30, 2008 and 2007. In addition, the table sets forth cost of revenues and product development expenses expressed as a percentage of the related revenues:

	% Change			% Change
	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2008 to 2007	2007	2008	2008 to 2007	2007
Revenues:

Software licenses	$23,011	48%	$15,505	$58,593	15%	$51,159
Maintenance	46,388	6%	43,753	138,843	6%	131,192

Product revenues	69,399	17%	59,258	197,436	8%	182,351
Service revenues	29,047	(16%)	34,387	86,681	(7%)	92,761

Total revenues	98,446	5%	93,645	284,117	3%	275,112

Cost of Revenues:

Software licenses	613	(5%)	642	2,009	10%	1,831
Amortization of acquired software technology	1,309	(13%)	1,502	4,270	(12%)	4,875
Maintenance services	11,513	2%	11,239	34,145	—%	33,988

Product revenues	13,435	—%	13,383	40,424	(1%)	40,694
Service revenues	22,925	(4%)	23,904	68,864	(3%)	70,671

Total cost of revenues	36,360	(2%)	37,287	109,288	(2%)	111,365

Gross Profit	62,086	10%	56,358	174,829	7%	163,747

Operating Expenses:

Product development	13,288	11%	11,934	40,196	7%	37,717
Sales and marketing	15,899	7%	14,925	47,738	6%	44,836
General and administrative	10,440	1%	10,365	32,406	8%	29,909

	39,627	6%	37,224	120,340	7%	112,462

Provision for doubtful accounts	—	—%	—	—	(100%)	1,590
Amortization of intangibles	6,075	53%	3,963	18,227	53%	11,889
Restructuring charge and adjustments to acquisition-related reserves	399	100%	—	3,954	(37%)	6,276
Gain on sale of office facility	—	—%	—	—	(100%)	(4,128)

Operating Income	$15,985	5%	$15,171	$32,308	(9%)	$35,658

Cost of Revenues as a % of related revenues:
Software licenses	3%		4%	3%		4%
Maintenance services	25%		26%	25%		26%
Product revenues	19%		23%	20%		22%
Service revenues	79%		70%	79%		76%

Product Development as a % of product revenues	19%		20%	20%		21%

          The following tables set forth selected comparative financial information on revenues in our business segments and geographical regions, expressed as a percentage change between the three and nine months ended September 30, 2008 and 2007. In addition, the tables set forth the contribution of each business segment and geographical region to total revenues in the three and nine months ended September 30, 2008 and 2007, expressed as a percentage of total revenues:

			Manufacturing &
	Retail		Distribution		Services Industries
	September 30, 2008 vs. 2007		September 30, 2008 vs. 2007		September 30, 2008 vs. 2007
	Quarter	Nine Months	Quarter	Nine Months	Quarter	Nine Months
Software licenses	102%	23%	1%	(3%)	(8%)	38%
Maintenance services	10%	11%	3%	1%	9%	13%

Product revenues	35%	15%	2%	1%	—%	26%
Service revenues	(22%)	(13%)	(11%)	(1%)	33%	34%

Total revenues	9%	4%	(1%)	—%	16%	30%

Product development	19%	7%	(2%)	(2%)	38%	62%
Sales and marketing	30%	9%	(22%)	(2%)	20%	38%
Operating income (loss)	17%	14%	6%	(2%)	19%	1,496%

Contribution to Total Revenues
Retail				Manufacturing & Distribution				Services Industries
Quarter		Nine Months		Quarter		Nine Months		Quarter		Nine Months
2008	2007	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
54%	52%	53%	53%	41%	43%	42%	43%	5%	5%	5%	4%

	The Americas		Europe		Asia/Pacific
	September 30, 2008 vs. 2007		September 30, 2008 vs. 2007		September 30, 2008 vs. 2007
	Quarter	Nine Months	Quarter	Nine Months	Quarter	Nine Months
Software licenses	79%	31%	(12%)	(10%)	14%	(9%)
Maintenance services	4%	4%	4%	7%	36%	22%

Product revenues	23%	11%	—%	2%	28%	9%
Service revenues	(17%)	(8%)	(1%)	6%	(29%)	(14%)

Total revenues	8%	4%	—%	3%	1%	—%

Contribution to Total Revenues
The Americas				Europe				Asia/Pacific
Quarter		Nine Months		Quarter		Nine Months		Quarter		Nine Months
2008	2007	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
70%	68%	67%	67%	21%	23%	24%	23%	9%	9%	9%	10%
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Product Revenues
          Software Licenses.
          Retail. Software license revenues in this reportable business segment increased 102% in third quarter 2008 compared to third quarter 2007 due primarily to an increase in the number of large software license transactions ≥ $1.0 million (“large transactions”) to both new and existing customers. There were three large transactions in this reportable business segment in third quarter 2008 compared to none in third quarter 2007.
          Manufacturing & Distribution. Software license revenues in this reportable business segment were flat in third quarter 2008 compared to third quarter 2007. There was one large transaction in this reportable business segment in third quarter 2008 compared to none in third quarter 2007.
          Services Industries. Software license revenues in this reportable business segment decreased 8% in third quarter 2008 compared to third quarter 2007. There were no large transactions in this reportable business segment in third quarter 2008 or third quarter 2007.
          Regional Results. Software license revenues in the Americas region increased 79% in third quarter 2008 compared to third quarter 2007 due primarily to an increase in the number of large transactions to both new and install-base customers. There were four large transactions in the Americas region in third quarter 2008 compared to none in third quarter 2007.
          Software license revenues in the European region decreased 12% in third quarter 2008 compared to third quarter 2007 due primarily to a decrease in volume of small to mid-size software license sales to both new and install-base customers. There were no large transactions in the European region in third quarter 2008 or third quarter 2007.
          Software license revenues in the Asia/Pacific region increased 14% in third quarter 2008 compared to third quarter 2007 due primarily to an increase in the volume of small to mid-size software license sales to new customers. There were no large transactions in the Asia/Pacific region in third quarter 2008 or third quarter 2007.
          Maintenance Services. Maintenance services revenues increased $2.6 million or 6% to $46.4 million in third quarter 2008 compared to $43.8 million in third quarter 2007. Favorable foreign exchange rate variances provided a $751,000 benefit to maintenance services revenues in third quarter 2008 compared to third quarter 2007 due to further weakening of the US dollar against substantially all foreign currencies in which we do business. Excluding the impact of the favorable foreign exchange rate variance, maintenance services revenues increased 4% in third quarter 2008 compared to third quarter 2007 as maintenance revenues related to new software sales, rate increases on annual renewals and reinstatements of previously cancelled maintenance agreements offset decreases in recurring maintenance revenues due to normal attrition.
Service Revenues
          Service revenues decreased $5.3 million or 16% to $29.0 million in third quarter 2008 compared to $34.4 million in third quarter 2007. The decrease in third quarter 2008 compared to third quarter 2007 is due primarily to the release of approximately $3.4 million in previously deferred consulting revenue in third quarter 2007 upon completion and final acceptance of a fixed bid project inherited from Manugistics. In addition, the decrease in third quarter 2008 compared to third quarter 2007 reflects a decrease in utilization and average billing rates per hour in each of our geographic regions. Fixed bid consulting services work represented 14% of total consulting services revenue in third quarter 2008 compared to 26% in third quarter 2007.
Cost of Product Revenues
          Cost of Software Licenses. The decrease in cost of software licenses in third quarter 2008 compared to third quarter 2007 is due primarily to a lower mix of licenses sold with products that include embedded 3rd party software applications and/or require payment of higher royalty fee obligations.
          Amortization of Acquired Software Technology. The decrease in amortization of acquired software technology in third quarter 2008 compared to third quarter 2007 is due to a cessation in amortization on certain acquired software technology that is now fully amortized.
          Cost of Maintenance Services. The increase in cost of maintenance services in third quarter 2008 compared to third quarter 2007 is due primarily to the costs associated with an 11% increase in average headcount, offset in part by a $355,000 increase in cost transfers for support personnel used to support activities in other functional groups.

Cost of Service Revenues
          The decrease in cost of service revenues in third quarter 2008 compared to third quarter 2007 is due primarily to the release of $1.4 million in deferred costs in third quarter 2007 upon completion and acceptance of the fixed bid project inherited from Manugistics and a decrease in incentive compensation in third quarter 2008 compared to third quarter 2007. These decreases were offset in part by a $640,000 increase in outside contractor costs and a 3% increase in average headcount in third quarter 2008 compared to third quarter 2007 due to our investment in the CoE.
Gross Profit
          The increase in total gross profit dollars in third quarter 2008 compared to third quarter 2007 is due primarily to the $4.8 million increase in revenue. In addition, total cost of revenues decreased 2% in third quarter 2008 compared to third quarter 2007 due primarily to the decrease in cost of service revenues. The gross margin percentage increased to 63% in third quarter 2008 compared to 60% in third quarter 2007 due to the 48% increase in software license revenues and the higher mix of product revenues to total revenues.
          Service gross profit dollars in third quarter 2007 included a $2.0 million favorable impact from the release of $3.4 million of previously deferred consulting revenue on a fixed bid project inherited from Manugistics, net of $1.4 million in related deferred costs that were also released. In addition, the decrease in service gross profit dollars in third quarter 2008 compared to third quarter 2007 reflects a decrease in consulting services revenue in each of our geographic regions, a $640,000 increase in outside contractor costs and a 3% increase in average headcount, offset in part by a decrease in incentive compensation in third quarter 2008 compared to third quarter 2007. Service margins as a percentage of service revenues were 21% in third quarter 2008 and 30% in third quarter 2007. Excluding the $2.0 million favorable impact on gross profit dollars related to the completion of the fixed bid project inherited from Manugistics, our service margin was 27% in third quarter 2007
Operating Expenses
          Product Development. The increase in product development expense in third quarter 2008 compared to third quarter 2007 is due primarily to a $1.0 million reduction in deferred costs resulting from the completion of certain on-going customer funded product development efforts. Additionally, although the average product development headcount increased 21% in third quarter 2008 compared to third quarter 2007, salaries and related benefits only increased 3% as new and replacement positions were filled with lower cost resources, including those added at the CoE.
          Sales and Marketing. The increase in sales and marketing expense in third quarter 2008 compared to third quarter 2007 is due primarily to an increase in commissions on a $7.5 million or 48% increase in software sales.
          General and Administrative. General and administrative expense was flat in third quarter 2008 compared to third quarter 2007 as an 18% increase in average headcount in third quarter 2008 compared to third quarter 2007 was substantially offset by a decrease in incentive compensation and a $328,000 decrease in accounting fees.
          Provision of Doubtful Accounts. No provision for doubtful accounts was required in third quarter 2008 or third quarter 2007.
          Amortization of Intangibles. The increase in amortization of intangibles in third quarter 2008 compared to third quarter 2007 is due primarily from a change in the estimated useful life of certain customer lists to reflect current trends in attrition. With this change, the quarterly amortization expense on customer lists increased approximately $2.1 million per quarter, beginning first quarter 2008 and continuing over the remaining useful life of the related customer lists which extend through June 2014. This change had a $0.04 per share impact (reduction) on third quarter 2008 basic and diluted earnings per share calculations.
          Restructuring Charges and Adjustments to Acquisition Reserves. We recorded a restructuring charge of $435,000 in third quarter 2008 for termination benefits related to a workforce reduction of 7 FTE primarily in product development, consulting and sales-related positions in the United States. This charge is primarily associated with our transition of certain on-shore activities to the CoE.
Operating Income
          Operating income increased $814,000 to $16.0 million in third quarter 2008 compared to operating income of $15.2 million in third quarter 2007. The increase in operating income resulted primarily from the 5% increase in total revenues, offset in part by a $2.4 million increase in product development, sales and marketing and general and administrative expenses, a $2.1 million increase in amortization due to a change in the estimated useful life of certain customer list intangibles and a $399,000 increase in restructuring charges and adjustments to acquisition-related reserves.
          Operating income in our Retail reportable business segment increased to $16.1 million in third quarter 2008 from $13.7 million in third quarter 2007. The increase in operating income in this reportable business segment resulted primarily from a $9.4 million increase in product revenues and a $1.2 decrease in total cost of revenues, offset in part by a $4.9 million decrease in service revenues and a $3.3 million increase in operating costs for product development and sales and marketing activities.
          Operating income in our Manufacturing and Distribution reportable business segment increased to $16.3 million in third quarter 2008 from $15.4 million in third quarter 2007. The increase resulted primarily from $1.5 million decrease in operating costs for product development and sales and marketing activities and a $733,000 increase in product revenues, offset in part by a $1.2 million decrease in service revenues.
          Operating income in our Services Industries reportable business segment increased to $468,000 in third quarter 2008 compared to $392,000 in third quarter 2008. The increase resulted primarily from a $714,000 increase in service revenues, offset in part by a $523,000 increase in operating costs for product development and sales and marketing activities.
          The combined operating income reported in the reportable business segments excludes $16.9 million and $14.3 million of general and administrative expenses and other charges in third quarter 2008 and 2007, respectively, that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segments.
Other Income (Expense)
          Interest Expense and Amortization of Loan Fees. We incurred interest expense of $2.3 million in third quarter 2008 compared to $2.2 million in third quarter 2007. Interest expense in third quarter 2008 includes a $638,000 accrual for a “ticking fee” on the debt financing commitments from Credit Suisse and Credit Suisse Securities (USA) LLC, Wachovia Bank, National Association and Wachovia Capital Markets, LLC. Excluding the impact of the “ticking fee” interest expense decreased $500,000 in third quarter 2008 compared to $2.2 million in third quarter 2007 due to the repayment of $19.5 million of our long-term debt in the trailing 12-month period ended September 30, 2008. Amortization of loan origination fees decreased $532,000 in third quarter 2008 compared to third quarter 2007 as we only paid the scheduled installment of $438,000 in third quarter 2008 compared to a debt repayment of $4.6 million in third quarter 2007.
          We repaid the remaining balance of our long-term debt on October 1, 2008 and as a result, $3.0 million in related unamortized loan origination fees at September 30, 2008 will be fully amortized in fourth quarter 2008. In addition, we made an $899,000 payment on October 5, 2008 in consideration for early termination of a related interest rate swap. These expenses will be included in the consolidated statements of income in fourth quarter under the caption “Interest expense and amortization of loan fees.”
          Interest Income and Other, Net. We recorded interest income and other, net of $51,000 in third quarter 2008 compared to $956,000 in third quarter 2007. The decrease is due primarily to a decrease in interest income resulting from lower interest rates and a $608,000 increase in foreign currency losses. Foreign currency gains and losses were previously reported in operating expenses and were not material.
Income Tax Provision
          We calculate income taxes on an interim basis using the year-to-date effective tax rate and record discrete tax adjustments in the reporting period in which they occur. Because the Company is subject to income taxes in numerous jurisdictions and the timing of software and consulting income by jurisdiction can vary significantly, we are unable to reliably estimate an overall effective tax rate. In accordance with Financial Accounting Standards Board Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — in interpretation of APB Opinion No, 28,” we calculate our tax provision on an interim basis using the year-to-date effective tax rate and record discrete tax adjustments in the reporting period in which they occur. A summary of the income tax provision recorded in the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended
	September 30,
	2008	2007
Income before income tax provision	$13,683	$13,370
Effective tax rate	38.1%	36.4%

Income tax provision at effective tax rate	5,209	4,865

Discrete tax item benefits:
Interest and penalties on uncertain tax positions	108	197
Changes in estimate and foreign statutory rates	124	—

Total discrete tax item benefits	232	197

Income tax provision	$5,441	$5,062

          The income tax provision recorded in three months ended September 30, 2008 and 2007 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during third quarter 2008 and 2007 of $30,000 and $505,000, respectively. These tax benefits will reduce our income tax liabilities in future periods and result in an increase to additional paid-in capital as we are able to utilize them.
          The effective tax rate for third quarter 2008 is higher than the effective tax for third quarter 2007 as Congress did not approve the extension of the Federal research and development credit for 2008 (“R&D credit”) until after September 30, 2008. As a result, the calculation of the estimated R&D credit for the full year of 2008 will not occur until fourth quarter 2008. We believe the retroactive application of the R&D credit will lower our annual effective rate to 35% for the full year.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Product Revenues
          Software Licenses.
          Retail. Software license revenues in this reportable business segment increased 23% in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due primarily to an increase in the number of large transactions to both new and existing customers. There were nine large transactions in this reportable business segment in the nine months ended September 30, 2008 compared to three in the nine months ended September 30, 2007.
          Manufacturing & Distribution. Software license revenues in this reportable business segment decreased 3% in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due primarily to a decrease in the number of large transactions. There was one large transaction in this reportable business segment in the nine months ended September 30, 2008 compared to two in the nine months ended September 30, 2007.
          Services Industries. Software license revenues in this reportable business segment increased 38% in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due primarily to a large transaction with an existing customer. There was one large transaction in this reportable business segment in the nine months ended September 30, 2008 compared to none in the nine months ended September 30, 2007.
          Regional Results. Software license revenues in the Americas region increased 31% in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due primarily to an increase in the number of large transactions to both new and install-base customers. There were eight large transactions in the nine months ended September 30, 2008 compared to two in the nine months ended September 30, 2007.
          Software license revenues in the European region decreased 10% in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due primarily to a decrease in the volume of small to mid-size software license sales with new customers, offset in part by an increase in follow-on sales to existing customers for new products or to expand the scope of an existing license. There were three large transactions in the nine months ended September 30, 2008 compared to two in the nine months ended September 30, 2007.
          Software license revenues in the Asia/Pacific region decreased 9% in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due primarily to a decrease in follow-on sales to existing customers for new products or to expand the scope of an existing license, offset in part by an increase in the volume of small to mid-size software license sales to new customers. There was one large transaction in the Asia/Pacific region in both the nine months ended September 30, 2008 and 2007.
          Maintenance Services. Maintenance services revenues increased $7.7 million or 6% to $138.8 million in the nine months ended September 30, 2008 compared to $131.2 million in the nine months ended September 30, 2007. Favorable foreign exchange rate variances provided a $2.3 million benefit to maintenance services revenues in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due to further weakening of the US dollar against substantially all foreign currencies in which we do business. Excluding the impact of the favorable foreign exchange rate variance, maintenance services revenues increased 4% in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 as maintenance revenues related to new software sales, rate increases on annual renewals and reinstatements of previously cancelled maintenance agreements offset decreases in recurring maintenance revenues due to normal attrition.
Service Revenues
          Service revenues decreased $6.1 million or 7% to $86.7 million in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The decrease in the nine months ended September 30, 2008 compared to $92.8 million in the nine months ended September 30, 2007 is due primarily to the release of approximately $3.4 million in previously deferred consulting revenue in the nine months ended September 30, 2007 upon completion of final acceptance of a fixed bid project inherited from Manugistics. In addition, the decrease reflects a decrease in utilization and average billing rates per hour in the Americas and Asia/Pacific regions and a $710,000 decrease in hosting services and our hardware reseller business, offset in part by an increase consulting services in the European region and a $402,000 increase in training services. Our consulting services business has been negatively impacted by low rate competition, fixed price engagements and by our product mix, which for several years has favored solutions that require less implementation services. Fixed bid consulting services work represented 16% of total consulting services revenue in the nine months ended September 30, 2008 compared to 20% in the nine months ended September 30, 2007.
Cost of Product Revenues
          Cost of Software Licenses. The increase in cost of software licenses in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is due primarily to royalties on the resell of certain 3rd party applications.
          Amortization of Acquired Software Technology. The decrease in amortization of acquired software technology in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is due to the cessation in amortization on certain acquired software technology that is now fully amortized.
          Cost of Maintenance Services. The cost of maintenance services was flat in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 as the additional costs associated with a 7% increase in average headcount were substantially offset by a $1.5 million increase in cost transfers for support personnel used to support certain consulting-related activities.
Cost of Service Revenues
          The decrease in cost of service revenues in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is due primarily to the release of $1.4 million in deferred costs in the nine months ended September 30, 2007 upon completion and acceptance of the fixed bid project inherited from Manugistics, a 7% decrease in average headcount and a decrease in incentive compensation in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. These decreases were offset in part by an increase in cost transfers from the customer support group for assistance with consulting-related activities and a $574,000 increase in outside contractor costs.
Gross Profit
          The increase in total gross profit dollars in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is due to a $9.0 million increase in revenues and a $2.1 million decrease in cost of revenues. The decrease in cost of revenues is due primarily to the release of $1.4 million in deferred costs in the nine months ended September 30, 2007 upon completion and acceptance of the fixed bid project inherited from Manugistics and a decrease in incentive compensation in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, offset in part by the 7% increase in average headcount in the customer support group. The gross margin percentage increased to 62% in the nine months ended September 30, 2008 compared to 60% in the nine months ended September 30, 2007 due to the higher mix of product revenues to total revenues.
          Service gross profit dollars in the nine months ended September 30, 2007 include a $2.0 million favorable impact from the release of $3.4 million of previously deferred consulting revenue on a fixed bid project inherited from Manugistics, net of $1.4 million in related deferred costs that were also released. In addition, the decrease in service gross profit dollars in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 reflects a decrease in consulting services revenues in the Americas and Asia/Pacific regions, a $710,000 decrease in hosting services and our hardware reseller business, an increase in cost transfers from the customer support group for assistance with consulting-related activities and a $574,000 increase in outside contractor costs, offset in part by an increase consulting services in the European region, a $402,000 increase in training services, a 7% decrease in average headcount and a decrease in incentive compensation in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Service margins as a percentage of service revenues were 21% in the nine months ended September 30, 2008 compared to 24% in the nine months ended September 30, 2007.
Operating Expenses
          Product Development. The increase in product development expense in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is due primarily to a $2.2 million decrease in deferred costs due to the completion of certain ongoing funded development efforts. Although average headcount in the product development function increased 15% in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, salaries and related benefits increased only 1% as new and replacement positions were filled with lower cost resources, including those added at the CoE.
          Sales and Marketing. The increase in sales and marketing expense in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is due primarily to a $1.2 million increase in marketing-related costs, a 2% increase in average headcount, an increase in commissions on a $7.4 million or 15% increase in software sales and a $609,000 increase in travel costs.
          General and Administrative. The increase in general and administrative expenses in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is due primarily to a 15% increase in average headcount and a $466,000 increase in legal and accounting fees, offset in part by a $467,000 decrease in outside contractor costs.
          Provision of Doubtful Accounts. There was no provision for doubtful accounts required in the nine months ended September 30, 2008 compared to a $1.6 million provision in the nine months ended September 30, 2007.
          Amortization of Intangibles. The increase in amortization of intangibles in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is due primarily from a change in the estimated useful life of certain customer lists to reflect current trends in attrition. With this change, the quarterly amortization expense on customer lists increased approximately $2.1 million per quarter, beginning first quarter 2008 and continuing over the remaining useful life of the related customer lists which extend through June 2014. This change had an $0.11 per share impact (reduction) on basic and diluted earnings per share calculations in the nine months ended September 30, 2008.
          Restructuring Charges and Adjustments to Acquisition Reserves. We recorded restructuring charges of $4.6 million in the nine months ended September 30, 2008, including $794,000 in first quarter 2008, $3.3 million in second quarter 2008 and $435,000 in third quarter 2008. These charges are primarily associated with our transition of certain on-shore activities to the CoE. The 2008 restructuring charges include $4.5 million for termination benefits related to a workforce reduction of 54 full-time employees (“FTE”), primarily in product development, consulting and sales-related positions across all of our geographic regions and $83,000 for office closure and integration costs of redundant office facilities. We reduced the Manugistics acquisition reserves by $604,000 in the nine months ended September 30, 2008 due to our revised estimate of the reserves for employee severance and termination benefits.
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

          Gain on Sale of Office Facility. During the nine months ended September 30, 2007 we sold a 15,000 square foot facility in the United Kingdom for approximately $6.3 million and recognized a gain of $4.1 million.
Operating Income
          Operating income decreased $3.4 million to $32.3 million in the nine months ended September 30, 2008 compared to operating income of $35.7 million in the nine months ended September 30, 2007. The decrease in operating income resulted primarily from a $6.3 million increase in amortization due to a change in the estimated useful life of certain customer list intangibles and a $4.1 million decrease on the sale of an office facility, together with increases in product development, sales and marketing and general and administrative expenses, offset in part by the 3% increase in total revenues, a $2.3 million lower restructuring charge and a $1.6 million lower bad debt provision.
          Operating income in our Retail reportable business segment increased to $40.4 million in the nine months ended September 30 2008 compared to $35.5 million in the nine months ended September 30, 2007. The increase in operating income in this reportable business segment resulted primarily from a $12.9 million increase in product revenues and a $3.3 million decrease in total cost of revenues, offset in part by $7.6 million decrease in service revenues and a $3.7 million increase in operating costs for product development and sales and marketing activities.
          Operating income in our Manufacturing and Distribution reportable business segment decreased slightly to $45.0 million in the nine months ended September 30, 2008 from $45.8 million in the nine months ended September 30, 2007. The decrease resulted primarily from a $1.7 million increase in total cost of revenues, offset in part by a $693,000 decrease in operating costs for product development and sales and marketing activities and a $502,000 increase in product revenues.
          The Services Industries reportable business segment had operating income of $1.6 million in the nine months ended September 30, 2008 compared to an operating loss of $111,000 in the nine months ended September 30, 2007. The increase resulted primarily from increases in product and service revenues of $1.7 million and $1.8 million, respectively and a $477,000 decrease in total cost of revenues, offset in part by a $2.3 million increase in operating costs for product development and sales and marketing activities.
          The combined operating income reported in the reportable business segments excludes $54.6 million and $45.5 million of general and administrative expenses and other charges in the nine months ended September 30, 2008 and 2007, respectively, that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segments.
Other Income (Expense)
          Interest Expense and Amortization of Loan Fees. We incurred interest expense of $6.8 million and recorded $560,000 in amortization of loan origination fees in the nine months ended September 30, 2008 compared to $7.7 million and $1.6 million, respectively in the nine months ended September 30, 2007. The decrease in interest expense is due to the repayment of $19.5 million of our long-term debt in the trailing 12-month period ended September 30, 2008, offset in part by a $638,000 accrual for a “ticking fee” on the debt financing commitments from Credit Suisse and Credit Suisse Securities (USA) LLC, Wachovia Bank, National Association and Wachovia Capital Markets, LLC. The decrease in amortization of loan origination fees is due to the acceleration of debt repayments in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2008.
          We repaid the remaining balance of our long-term debt on October 1, 2008 and as a result, $3.0 million in related unamortized loan origination fees at September 30, 2008 will be fully amortized in fourth quarter 2008. In addition, we made an $899,000 payment on October 5, 2008 in consideration for early termination of a related interest rate swap. These expenses will be included in the consolidated statements of income in fourth quarter under the caption “Interest expense and amortization of loan fees.”
          Interest Income and Other, Net. We recorded interest income and other, net of $2.1 million in the nine months ended September 30, 2008 compared to $2.4 million in the nine months ended September 30, 2007. The decrease is due primarily to a decrease in interest income due to lower interest rates.

Income Tax Provision
          A summary of the income tax provision recorded in the nine months ended September 30, 2008 and 2007 is as follows:

	Nine Months Ended
	September 30,
	2008	2007
Income before income tax provision	$27,122	$28,696
Effective tax rate	37.1%	34.0%

Income tax provision at effective tax rate	10,064	9,767

Discrete tax item benefits:
Interest and penalties on uncertain tax positions	323	445
Changes in estimate and foreign statutory rates	64	(63)

Total discrete tax item benefits	387	382

Income tax provision	$10,451	$10,149

          The income tax provision recorded in nine months ended September 30, 2008 and 2007 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during the nine months ended September 30, 2008 and 2007 of $1.4 million and $863,000, respectively. These tax benefits will reduce our income tax liabilities in future periods and result in an increase to additional paid-in capital as we are able to utilize them. During the nine months ended September 30, 2008, we recorded an immaterial adjustment to reverse the total windfall tax benefit previously recognized in 2007 and 2006 of approximately $1.6 million which reduced additional paid-in capital and non-current deferred tax assets.
          The effective tax rate for the nine months ended September 30, 2008 is higher than the effective tax for the nine months ended September 30, 2007 as Congress did not approve the extension of the R&D credit for 2008 until after September 30, 2008. As a result, the calculation of the estimated R&D credit for the full year of 2008 will not occur until fourth quarter 2008. We believe the retroactive application of the R&D credit will lower our annual effective rate to 35% for the full year.
Liquidity and Capital Resources
          We had working capital of $28.4 million at September 30, 2008 compared to $67.9 million at December 31, 2007. The working capital balances at September 30, 2008 and December 31, 2007 include $130.8 million and $95.3 million of cash and cash equivalents, respectively, and our excess cash balances are invested in money market accounts. We repaid the remaining $80.5 million of our long-term debt on October 1, 2008 and as a result, we have reported the entire term loan balance as a current liability at September 30, 2008. We generated $70.7 million in cash flow from operations in the nine months ended September 30, 2008 compared to $63.7 million in the nine months ended September 30, 2007.
          Net accounts receivable were $63.5 million or 58 DSO at September 30, 2008 compared to $74.7 million or 68 DSO at December 31, 2007 and 68 DSO at September 30, 2007. DSO results can fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenues that comes from software license sales which typically have installment payment terms, seasonality, shifts in customer buying patterns, the timing of customer payments and annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.
          Operating activities provided cash flow of $70.7 million in the nine months ended September 30, 2008 (including $18.8 million in Q3-08, $28.8 million in Q2-08, and $23.1 million in Q1-08) compared to $63.7 million in the nine months ended September 30, 2007. The principle sources of our cash flow from operations are net income adjusted for depreciation and amortization and bad debt provisions, collections on accounts receivable, and increases in deferred maintenance revenue. The increase in cash flow from operations in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 includes a $6.1 million increase in depreciation and amortization resulting primarily from a change in the estimated useful life of certain customer lists to reflect current trends in attrition and a $3.3 million smaller decrease in accounts payable, offset by a $4.7 million smaller increase in deferred revenue, a $2.5 million larger decrease in accrued expenses and other current liabilities resulting from the payment of larger accrued incentive compensation balances resulting from the Company’s improved operating performance in fourth quarter 2007 and a $1.6 million lower bad debt provision (no bad debt provision was recorded in the nine months ended September 30, 2008). In addition, cash flow from operations in the nine months ended September 30, 2007 was reduced by a $4.1 million gain on the sale of the office facility in the United Kingdom that did not recur in the nine months ended September 30, 2008.
          Investing activities utilized cash of $11.4 million in the nine months ended September 30, 2008 and $4.6 million in the nine months ended September 30, 2007. Net cash utilized by investing activities in the nine months ended September 30, 2008 includes $6.1 million of capital expenditures and the payment of $5.4 million of direct costs associated with the Manugistics acquisition and the pending i2 acquisition. Net cash utilized by investing activities in the nine months ended September 30, 2007 includes the payment of $6.3 million of direct costs associated with the Manugistics acquisition and $5.1 million of capital expenditures, offset in part by $6.8 million in proceeds from the disposal of property and equipment, including $6.3 million from the sale of the office facility in the United Kingdom.
          Financing activities utilized cash of $20.0 million in the nine months ended September 30, 2008 and $31.6 million in the nine months ended September 30, 2007. Financing activities in the nine months ended September 30, 2008 include repayment of $19.1 million of long-term debt, payment of a $3.4 million non-refundable loan origination fee on a new credit facility for the pending i2 acquisition and $1.9 million in repurchase of shares tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted stock, offset in part by $6.0 million in proceeds from the issuance of common stock under our stock plans. Financing activities in the nine months ended September 30, 2007 include a $39.6 million repayment of long-term debt, offset in part by $7.3 million in proceeds from the issuance of common stock under our stock plans.
          Changes in the currency exchange rates of our foreign operations had the effect of decreasing cash by $3.8 million in the nine months ended September 30, 2008 and increasing cash by $1.5 million in the nine months ended September 30, 2007. The US Dollar continued to be weak against major foreign currencies including the British Pound Sterling, the Euro and the Japanese Yen throughout 2007 and early 2008. This trend began to shift in third quarter 2008 with the strengthening of the US Dollar against the European currencies. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the short-term foreign currency exchange exposure associated with foreign currency denominated assets and liabilities which exist as part of our ongoing business operations. We do not hedge the potential impact of foreign currency exposure on our ongoing revenues and expenses from foreign operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income, net, offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.
          Treasury Stock Purchases. During the nine months ended September 30, 2008 and 2007, we repurchased 107,472 and 5,484 shares, respectively, tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted shares under the 2005 Performance Incentive Plan. These shares were repurchased for $1.9 million at prices ranging from $14.97 to $20.40 per share in the nine months ended September 30, 2008 and for $159,000 at prices ranging from $11.19 to $22.61 per share in the nine months ended September 30, 2007.
          Contractual Obligations. As of September 30, 2008, we had $80.5 million in outstanding borrowings under term loan agreements which were due in quarterly installments of $437,500 through July 5, 2013, with the remaining balance due at maturity. In addition to the scheduled maturities, the term loan agreements also require additional mandatory repayments on the term loans based on a percentage of our annual excess cash flow, as defined. Pursuant to this provision, we remitted an additional mandatory payment of $5.2 million on the term loans in first quarter 2008. Interest is payable quarterly on the term loans at LIBOR + 2.25%. We entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. We have structured the interest rate swap with decreasing notional amounts to match the expected pay down of the debt. The notional value of the interest rate swap was $53.7 million at September 30, 2008 and represented approximately 67% of the aggregate term loan balance. The interest rate swap agreement is effective through October 5, 2009 and has been designated a cash flow hedge derivative.
          We repaid the remaining balance of the long-term debt on October 1, 2008 and terminated the interest rate swap on October 5, 2008. We made an $899,000 payment on October 5, 2008 in consideration for early termination of the interest rate swap. This payment will be included in the consolidated statements of income in fourth quarter 2008 under the caption “Interest expense and amortization of loan fees.” In addition, $3.0 million in related unamortized loan origination fees at September 30, 2008 will be fully amortized in fourth quarter 2008.
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
          We expect cash flow from operations to be positive in fourth quarter 2008. We also believe our cash and cash equivalents, net cash provided from operations and revolving credit facilities will provide adequate liquidity to meet our normal operating requirements for the foreseeable future. A major component of our positive cash flow is the collection of accounts receivable and the generation of cash earnings.
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

Goodwill is tested annually for impairment, or more frequently if events or changes in business circumstances indicate the asset might be impaired, using a two-step process that compares a weighted average of the fair value of future cash flows under the “Discounted Cash Flow Method of the Income Approach” and the “Guideline Company Method” to the carrying value of goodwill allocated to our reporting units. We found no indication of impairment of our goodwill balances during the three months ended September 30, 2008 with respect to the goodwill allocated to our Retail, Manufacturing and Distribution and Services Industries reportable business segments and, absent future indicators of impairment, the next annual impairment test will be performed in fourth quarter 2008.

Customer lists are amortized on a straight-line basis over estimated useful lives ranging from 8 years to 13 years. The values allocated to customer list intangibles are based on the projected economic life of each acquired customer base, using historical turnover rates and discussions with the management of the acquired companies. We estimate the economic lives of these assets using the historical life experiences of the acquired companies as well as our historical experience with similar customer accounts for products that we have developed internally. We review customer attrition rates for each significant acquired customer group on an annual basis, or more frequently if events or circumstances change, to ensure the rate of attrition is not increasing and if revisions to the estimated economic lives are required. In first quarter 2008 we changed the estimated useful life of certain customer lists to reflect current trends in attrition. With this change, the quarterly amortization expense on customer lists increased to $4.9 million, or approximately $2.1 million per quarter, beginning first quarter 2008 and continuing over the remaining useful life of the related customer lists which extend through June 2014. This change had a $0.04 per share impact (reduction) on third quarter 2008 basic and diluted earnings per share calculations.

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

Trademarks have been acquired primarily in the acquisitions of Manugistics and E3 Corporation (“E3”). The Manugistics and E3 trademarks are being amortized on a straight-line basis over their estimated remaining useful lives of 3 years.

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

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. The amount of unrecognized tax benefits at January 1, 2007 was $3.5 million, of which $799,000 would impact our effective tax rate if recognized. With the adoption of FIN 48, we recognized a charge of approximately $1.0 million to beginning retained earnings for uncertain tax positions. In addition, a FIN 48 adjustment of $2.9 million was made to the purchase price allocation on the Manugistics acquisition to record a tax liability for uncertain tax positions which increased the goodwill balance. Other than the settlement of a tax audit in Germany, which could result in a decrease in the FIN 48 tax liability in fourth quarter 2008 of approximately $800,000 plus interest and penalties, we do not believe there are any uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The FIN 48 adjustments on January 1, 2007 include an accrual of approximately $1.3 million for interest and penalties. To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision. We have accrued additional interest and penalties related to uncertain tax positions of $323,000 and $445,000 for the nine months ended September 30, 2008 and 2007 respectively which are included as a component of income tax expense.

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

Performance Share Awards. On February 7, 2008, the Board approved an incentive plan for 2008 similar to the Integration Plan (“New Incentive Plan”). The New Incentive Plan initially provides for the issuance of up to 259,516 contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we are able to achieve a defined performance threshold goal in 2008. The performance threshold goal is defined as $95 million of adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which excludes certain non-routine items. A partial pro-rata issuance of performance share awards will be made if we achieve a minimum performance threshold. Through September 30, 2008, approximately 200,000 contingently issuable performance share awards, net of forfeitures, have been awarded under the New Incentive Plan. The performance share awards, if any, will be issued after the approval of our 2008 financial results in January 2009 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period.

The Company’s performance against the defined performance threshold goal of the New Incentive Plan is being evaluated on a quarterly basis throughout 2008 and stock-based compensation is recognized over the requisite service period that runs from the date of board approval through January 2011. A deferred compensation charge of approximately $3.5 million has been recorded in the equity section of our balance sheet, with a related increase to additional paid-in capital, for the total grant date fair value of the awards issued through September 30, 2008. Although all necessary service and performance conditions have not been met through September 30, 2008, based on our results for the nine months ended September 30, 2008 and the outlook for the remainder of 2008, we have recorded $1.7 million in stock-based compensation expense related to these awards on a graded vesting basis in the nine months ended September 30, 2008, including $583,000 in third quarter 2008. This charge is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”

Restricted Stock Units. Our Board of Directors approved a special Manugistics Incentive Plan (“Integration Plan”) on August 18, 2006. The Integration Plan provided for the issuance of contingently issuable restricted stock units under the 2005 Incentive Plan to executive officers and certain other members of our management team if we were able to successfully integrate the Manugistics acquisition and achieve a defined performance threshold goal in 2007. The performance threshold goal was defined as $85 million of adjusted EBITDA, which excludes certain non-routine items. A partial pro-rata issuance of restricted stock units would be made if we achieved a minimum performance threshold. The Board approved additional contingently issuable restricted stock units under the Integration Plan for executive officers and new participants in 2007. The Company’s actual EBITDA performance for 2007 was approved by the Board in January 2008 and qualified participants for a pro-rata issuance equal to 99.25% of the contingently issuable restricted stock units. In total, 502,935 restricted stock units were issued on January 28, 2008 with a grant date fair value of $8.1 million. The restricted stock units vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. Through September 30, 2008, 19,407 of the restricted stock units have been subsequently forfeited.

A deferred compensation charge of $8.1 million was recorded in the equity section of our balance sheet during 2007, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. Stock-based compensation is being recognized on a graded vesting basis over the requisite service periods that run from the date of the various board approvals through January 2010. We recognized $5.4 million in stock-based compensation expense related to these restricted stock unit awards in 2007, including $1.8 million in the nine months ended September 30, 2007, plus an additional $858,000 in the nine months ended September 30, 2008. These charges are reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”

Employee Stock Purchase Plan. An Employee Stock Purchase Plan (“2008 Purchase Plan”) was adopted by the Board and approved by stockholders on May 12, 2008. The 2008 Purchase Plan has an initial reserve of 1,500,000 shares and provides eligible employees with the ability to defer up to 10% of their earnings for the purchase of our common stock on a semi-annual basis at 85% of the fair market value on the last day of each six-month offering period. The initial six-month offering period began August 1, 2008 with the first scheduled purchase on February 1, 2009. The plan is considered compensatory under SFAS No. 123 (R) and as a result, stock-based compensation will be recognized on the last day of each six-month offering period in an amount equal to the difference between the fair value of the stock on the date of purchase and the discounted purchase price. No stock-based compensation expense was recorded for the 2008 Purchase Plan during the nine months ended September 30, 2008.

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

We were exposed to interest rate risk in connection with our long-term debt which provides for quarterly interest payments at LIBOR + 2.25%. To manage this risk, we entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. The interest rate swap was structured with decreasing notional amounts to match our expected pay down of the debt. The notional value of the interest rate swap was $53.7 million at September 30, 2008 and represented approximately 67% of the aggregate term loan balance. The interest rate swap agreement was designated a cash flow hedge derivative. SFAS No. 133 requires derivatives to be recorded as either an asset or a liability in the balance sheet at fair value. Changes in the fair value of derivatives that are designated as highly effective and qualify as a cash flow hedge are deferred and recorded as a component of “Accumulated other comprehensive income (loss)” until net income is affected by the variability of cash flows of the hedged transaction (i.e., that quarterly payment of interest). When the hedged transaction affects earnings, the resulting gain or loss is reclassified from “Accumulated other comprehensive income (loss)” to the consolidated statement of income on the same line as the underlying transaction (i.e., interest expense). A change in the fair value of an ineffective portion of a hedging derivative is recognized immediately in earnings. We evaluate the effectiveness of the cash flow hedge derivative on a quarterly basis. During third quarter 2008 a net unrealized gain of $329,000 was recorded in “Accumulated other comprehensive income.” The interest rate swap had a negative fair value of $838,000 as of September 30, 2008. This value was determined in accordance with SFAS No. 157 using Level 2 observable inputs and approximates the net loss that would have been realized if the contract had been settled as of September 30, 2008.

We repaid the remaining balance of our long-term debt on October 1, 2008 and terminated the interest rate swap on October 5, 2008. We made an $899,000 payment on October 5, 2008 in consideration for early termination of the interest rate swap. This payment will be included in the consolidated statements of income in fourth quarter 2008 under the caption “Interest expense and amortization of loan fees.”
Other Recent Accounting Pronouncements
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. While SFAS No. 157 will not impact our valuation methods, it will expand our disclosures of assets and liabilities which are recorded at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted SFAS No. 157 effective January 1, 2008, subject to the guidance in FASB Staff Position FAS157-2 which delays the effective date of certain provisions to fiscal years beginning after December 15, 2998. The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations and cash flows.
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
          In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 that require all business combinations to be accounted for at fair value under the acquisition method of accounting, however, SFAS No. 141(R) significantly changes certain aspects of the prior guidance including: (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will no longer be capitalized and must be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; (iv) restructuring costs associated with a business combination will no longer be capitalized and must be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will no longer be recorded as an adjustment of goodwill, rather such changes will be recognized through income tax expense or directly in contributed capital. SFAS 141(R) is effective for all business combinations having an acquisition date on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). We are currently evaluating the effects that SFAS 141(R) may have on our financial statements. SFAS 141 (R) will apply to the pending i2 acquisition if it is not completed by December 31, 2008.
          In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an

amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires expanded qualitative, quantitative and credit-risk disclosures about an entity’s derivative instruments and hedging activities, but does not change the scope or the accounting requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 also amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to clarify that derivative instruments are subject to concentration-of-credit-risk disclosures. SFAS No. 161 is effective beginning the first fiscal year and interim period that begins after November 15, 2008. We are currently evaluating the impact of SFAS No. 161 on the disclosures in our interim and fiscal year financial statements.
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
          Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 40% and 41% of our total revenues in 2007 and for the nine months ended September 30 2008, respectively. In addition, the identifiable net assets of our foreign operations totaled 26% of consolidated net assets at September 30, 2008, as compared to 28% at December 31, 2007. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting an unrealized foreign currency exchange loss of $2.9 million in the nine months ended September 30, 2008 compared to an unrealized foreign currency exchange gain of $3.1 million in the nine months ended September 30, 2007.
          Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net working capital as of September 30, 2008 to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the September 30, 2008 rates would result in a currency translation loss of $1.1 million before tax. We use derivative financial instruments to manage this risk.
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
          At September 30, 2008, we had forward exchange contracts with a notional value of $18.5 million and an associated net forward contract liability of $1.1 million. At December 31, 2007, we had forward exchange contracts with a notional value of $28.4 million and an associated net forward contract liability of $131,000. The forward contract liabilities are included under the caption “Accrued expenses and other liabilities.” The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. The net forward contract liabilities were determined in accordance with SFAS No. 157 using Level 2 observable inputs and approximate the net loss that would have been realized if the contracts had been settled as of September 30, 2008 or December 31, 2007, respectively. We prepared sensitivity analyses of the impact of changes in foreign currency exchange rates on our forward exchange contracts at September 30, 2008. Based on the results of these analyses, a 10% adverse change in all foreign currency rates from the September 30, 2008 rates would result in a net forward contract liability of $2.6 million that would increase the underlying currency transaction loss on our net foreign assets. We recorded foreign currency exchange contract gains of $78,000 in the nine months ended September 30, 2008 and $202,000 in the nine months ended September 30, 2007.
          Interest rates. Our excess cash balances as of September 30, 2008 and December 31, 2007 were invested in money market accounts backed by US Treasury Bills. Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on our investments is reflected in our financial statements under the caption “Interest income and other, net.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates.
          We were exposed to interest rate risk in connection with our long-term debt which provides for quarterly interest payments at LIBOR + 2.25%. To manage this risk, we entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. The interest rate swap was structured with decreasing notional amounts to match our expected pay down of the debt. The notional value of the interest rate swap was $53.7 million at September 30, 2008 and represented approximately 67% of the aggregate term loan balance. The interest rate swap agreement was designated a cash flow hedge derivative. We evaluate the effectiveness of the cash flow hedge derivative on a quarterly basis. During third quarter 2008 a net unrealized gain of $329,000 was recorded in “Accumulated other comprehensive income.” The interest rate swap had a negative fair value of $838,000 as of September 30, 2008. This value was determined in accordance with SFAS No. 157 using Level 2 observable inputs and approximates the net loss that would have been realized if the contract had been settled as of September 30, 2008.
          We repaid the remaining balance of our long-term debt on October 1, 2008 and terminated the interest rate swap on October 5, 2008.. We made an $899,000 payment on October 5, 2008 in consideration for early termination of the interest rate swap. This payment will be included in the consolidated statements of income in fourth quarter 2008 under the caption “Interest expense and amortization of loan fees.”
Item 4: Controls and Procedures
          Disclosure Controls and Procedures. During and subsequent to the reporting period, and under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”) as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on September 30, 2008 were effective to ensure that information required to be disclosed in our reports to be filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding disclosures and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
          Changes in Internal Control Over Financial Reporting. The term “internal control over financial reporting” is defined under Rule 13a-15(f) of the Act and refers to the process of a company that is designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements. There were no changes in our internal controls over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
           We are involved in legal proceedings and claims arising in the ordinary course of business.  Although there can be no assurance, management does not currently believe the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.
Item 1A. Risk Factors
          We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes material risks and uncertainties that we believe may adversely affect our business, financial condition, results of operations or the market price of our stock. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2008 and for the three and nine months then ended contained elsewhere in this Form 10-Q.
Risks Related To Our Business
We may misjudge when software sales will be realized
          Software license revenues in any quarter depend substantially upon contracts signed and the related shipment of software in that quarter. It is therefore difficult for us to accurately predict software license revenues. Because of the timing of our sales, we typically recognize the substantial majority of our software license revenues in the last weeks or days of the quarter. In addition, it is difficult to forecast the timing of large individual software license sales with a high degree of certainty due to the extended length of the sales cycle and the generally more complex contractual terms that may be associated with such licenses that could result in the deferral of some or all of the revenue to future periods. Our customers and potential customers, especially for large individual software license sales, are requiring that their senior executives, board of directors and significant equity investors approve such purchases without the benefit of the direct input from our sales representatives. As a result, we may have less visibility into the progression of the selection and approval process than we have had in the past throughout our sales cycles, which in turn makes it more difficult to predict the quarter in which individual sales will occur, especially in large sales opportunities. We are also at risk of having pending transactions abruptly terminated if the Boards or executive management of our customers decide to dramatically withdraw funding from IT projects as a result of the global economic downturn and credit crisis. If this type of behavior becomes commonplace among existing or potential customers then we may face a significant reduction in new software sales. In addition, we believe that an increasing number of our prospects indicate to us that that they can sign agreements prior to the end of our quarter, when in fact their approval process precludes them from being able to complete the transaction until after the end of our quarter. These situations add to the difficulty of accurately forecasting the timing of deals. We expect to experience continued difficulty in accurately forecasting the timing of deals. If we receive any significant cancellation or deferral of customer orders, or if we are unable to conclude license negotiations by the end of a fiscal quarter, our operating results may be lower than anticipated.
Economic, political and market conditions can adversely affect our revenue results and profitability
          Our revenue and profitability depend on the overall demand for our software and related services. A regional and/or global change in the economy or financial markets, such as the current global economic downturn, could result in delay or cancellation of customer purchases. Current adverse conditions in credit markets, uncertainty in consumer confidence and spending and the fluctuating cost of fuel and commodities and their effects on the United States and global economies and markets are examples of negative changes that have delayed certain customer purchases. Although these adverse conditions have only delayed a small number of customer deals to date, a further worsening or broadening, or protracted extension, of these conditions may have a more significant negative impact on our operating results. Such negative impacts could include, but are not limited to: a potential deterioration of our maintenance revenue base as customers look to reduce their costs, elongation of our selling cycles, and delay, suspension or reduction of the demand for our products. Weak and uncertain economic conditions also could impair our customers’ ability to pay for our products or services. Any of these factors could adversely impact our business, quarterly or annual operating results and financial condition.
          In addition, our growth strategy contemplates significant contributions from acquisitions. In general, we prefer to use cash from operations and debt rather than equity to acquire companies. The availability, cost and terms of debt are dependencies, and, to the extent that debt becomes less available or more costly, our ability to execute our growth strategy may be impaired. Historically, developments associated with terrorist attacks on United States’ interests, continued violence in the Middle East, natural catastrophes or contagious diseases have resulted in economic, political and other uncertainties, and factors such as these could further adversely affect our revenue growth and operating results. If demand for our software and related services decrease, our revenues would decrease and our operating results would be adversely affected which, in turn, may cause our stock price to fall.
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
Our decision to transition our applications to the JDA Enterprise Architecture may present new risks
          We are developing our next generation JDA Enterprise Architecture solutions based upon service oriented architecture technologies. The JDA Enterprise Architecture is based on the technical platform originally developed by Manugistics and is based on Java J2EE. As of September 30, 2008, there are approximately 200 customers that have installed and are using the JDA Enterprise Architecture in production.
          The risks of our commitment to the JDA Enterprise Architecture platform include, but are not limited to, the following:
•	The possibility that it may be more difficult than we currently anticipate to develop additional, full-featured products for the JDA Enterprise Architecture platform and complete the planned transition of our product suite;

•	The possibility we may not complete the transition to the JDA Enterprise Architecture platform within a timely manner;

•	Our ability to transition our customer base onto the JDA Enterprise Architecture platform as additional products become available;

•	We may encounter difficulties implementing and supporting new products or versions of existing products based on the JDA Enterprise Architecture platform;

•	We may be required to supplement our consulting and support organizations with JDA Enterprise Architecture proficient resources from our product development teams to support early JDA Enterprise Architecture implementations through our new Premium Access program which could impact our development schedule for the release of additional JDA Enterprise Architecture products.
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
We may have difficulty implementing our solutions
          Our software products are complex and perform or directly affect mission-critical functions across many different functional and geographic areas of the enterprise. Consequently, implementation of our software products can be a lengthy process, and commitment of resources by our clients is subject to a number of significant risks over which we have little or no control. The implementation time for certain of our applications, including Merchandise Operations Systems, Demand, Fulfillment and Revenue Management solutions can be longer and more complicated than our other applications as they typically (i) involve more significant integration efforts in order to complete implementation, (ii) require the execution of implementation procedures in multiple layers of software, (iii) offer a customer more deployment options and other configuration choices, (iv) require more training and (v) may involve third party integrators to change business processes concurrent with the implementation of the software. Delays in the implementations of any of our software products, whether by our business partners or us, may result in client dissatisfaction, disputes with our customers, or damage to our reputation.
          In addition, approximately 16% of our consulting services revenues are derived under fixed price arrangements that require us to provide identified deliverables for a fixed fee. If we are unable to meet our contractual obligations under fixed price contracts within our estimated cost structure, our operating results could suffer.
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
We may face difficulties in our highly competitive markets
          We encounter competitive products from a different set of vendors in each of our primary product categories. We believe that while our markets are still subject to intense competition, the number of competitors in many of our application markets has decreased over the past five years. We believe the principal competitive factors in our markets are feature and functionality, product reputation, performance and scalability, quality of referenceable accounts, vendor viability, ability to implement, retail and demand chain industry expertise, total solution cost, technology platform, quality of customer support and our ability to provide consistent services across multiple regions for global customers.
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
          The enterprise software market continues to consolidate and this has resulted in larger, new competitors with significantly greater financial, technical and marketing resources than we possess. This could create a significant competitive advantage for our competitors and negatively impact our business. The consolidation trend is evidenced by our acquisition of Manugistics Group, Inc. and pending acquisition of i2 Technologies, Oracle’s acquisitions of Retek, ProfitLogic, Inc., 360Commerce, Demantra, Global Logistics Technologies, Inc. (G-LOG), Advanced Visual Technologies LTD and Hyperion, and SAP AG’s acquisitions of Triversity, Inc., Khimetrics, Inc. and Business Objects. Oracle did not compete with our retail or supply chain products prior to its acquisitions of Retek, ProfitLogic, Inc., 360Commerce, and Global Logistics Technologies, Inc. It is difficult to estimate what long term effect these acquisitions will have on our competitive environment. We have encountered competitive situations with certain enterprise software vendors where, in order to encourage customers to purchase licenses of their specific applications and gain retail market share, we suspect they have also offered to license at no charge certain of its retail and/or supply chain software applications that compete with our solutions. If large competitors such as Oracle and SAP AG and other large private companies are willing to license their retail, supply chain and/or other applications at no charge it may result in a more difficult competitive environment for our products. In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise or planning solution set to the consumer products supply chain market. We cannot guarantee that we will be able to compete successfully for customers or acquisition targets against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.
          Although we are in the process of increasing our off-shore resources through our CoE in India, our consulting services business model is currently largely based on relatively high cost onshore resources and we are increasingly faced with competition from low cost off-shore service providers and smaller boutique consulting firms. This competition is expected to continue to grow and while we continue to successfully command premium rates for our on-shore services, which we believe offer good overall value to our customers for the investment, our on-shore hourly rates are much higher than those offered by these competitors. As these competitors gain more experience with our products, the quality gap between our offerings and theirs may diminish and result in decreased revenues and profits from our consulting practice. In addition, we face increased competition for services work from ex-employees of JDA who offer services directly or through lower cost boutique consulting firms. These competitive service providers have taken business from JDA and while they are currently relatively small compared to our consulting services business, if they grow successfully, it will be largely at our expense. We are attempting to improve our competitive position by developing our own offshore consulting services group at our CoE; however, we cannot guarantee these efforts will be successful or enhance our ability to compete.
There are many risks associated with international operations
          International revenues represented 40% of our total revenues in 2007 and 41% in the nine months ended September 30, 2008. As we grow our international operations, we may need to recruit and hire new consulting, product development, sales and marketing and support personnel in the countries in which we have or will establish offices. Entry into new international markets typically requires the establishment of new marketing and distribution channels, as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. In addition, the opening of a new office typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. If we are less successful in a new market than we expect, we may not be able to realize an adequate return on our initial investment and our operating results could suffer. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, that we will be successful at hiring, training or retaining such personnel or that we can expand or contract our international operations in a timely, cost effective manner. If we have to downsize certain international operations, the costs to do so are typically much higher than downsizing costs in the United States, particularly in Europe.
Our international business operations are subject to risks associated with international activities, including:
•	Currency fluctuations, which could significantly increase with our planned expansion of the CoE in India;

•	Higher operating costs due to local laws or regulations;

•	Lower consulting margins;

•	Competing against low-cost service providers;

•	Unexpected changes in employment and other regulatory requirements;

•	Tariffs and other trade barriers;

•	Costs and risks of localizing products for foreign countries;

•	Longer accounts receivable payment cycles in certain countries;

•	Potentially negative tax consequences;

•	Difficulties in staffing and managing geographically disparate operations;

•	Greater difficulty in safeguarding intellectual property, licensing and other trade restrictions;

•	Ability to negotiate and have enforced favorable contract provisions;

•	Repatriation of earnings;

•	The burdens of complying with a wide variety of foreign laws;

•	Anti-American sentiment due to the war with Iraq, and other American policies that may be unpopular in certain regions;

•	The challenges of finding qualified management for our international operations;

•	General economic conditions in international markets; and

•	Developing and deploying the skills required to service our broad set of product offerings across the markets we serve.
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

•	Unexpected increases in labor costs in India;

•	Inability to hire or retain sufficient personnel with the necessary skill sets to meet our needs;

•	Economic, security and political conditions in India;

•	Slower than expected acceptance of our services offerings by our customers;

•	Inadequate facilities or communications infrastructure; and

•	Local law or regulatory issues.
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
•	We may have difficulty assimilating the operations and personnel of the acquired company;

•	The challenge to integrate new products and technologies into our sales and marketing process;

•	We may have difficulty effectively integrating the acquired technologies or products with our current products and technologies, particularly where such products reside on different technology platforms, or overlap with our products;

•	Our ongoing business may be disrupted by transition and integration issues;

•	The costs and complexity of integrating the internal IT infrastructure may be greater than expected and require capital investments;

•	We may not be able to retain key technical and managerial personnel from the acquired business;

•	We may be unable to achieve the financial and strategic goals for the acquired and combined businesses;

•	We may have difficulty in maintaining controls, procedures and policies during the transition and integration;

•	Our relationships with partner companies or third-party providers of technology or products could be adversely affected;

•	Our relationships with employees and customers could be impaired;

•	Our due diligence process may fail to identify significant issues with product quality, product architecture, legal or tax contingencies, customer obligations and product development, among other things;

•	As successor we may be subject to certain liabilities of our acquisition targets; and

•	We may be required to sustain significant exit or impairment charges if products acquired in business combinations are unsuccessful.

          In addition to the above risks applicable to any acquisition, the pending acquisition of i2 may also bring risks that are specific to i2 such as:
•	i2 has a history of customer litigation which is more active than ours. We may incur material losses from lawsuits currently pending against i2. We may also face additional lawsuits in the future resulting from actions taken by i2 prior to our acquisition;

•	The i2 acquisition requires a higher degree of product rationalization than previous acquisitions and this process may take longer and involve greater expense than we have planned;

•	i2 has developed a heavily services-based business model during the past several years. We may face unexpected challenges integrating this go-to-market strategy with our own, or we may face disruption during the integration phase;

•	i2 is reliant upon significant revenues from a relatively small group of key large customers. If we are unable to successfully transition these customers to become loyal JDA customers then we may face significant revenue erosion from our i2 related business;

•	i2 may have made customer commitments that have not been fully disclosed and which could result in the delay of revenue recognition and require increased costs to complete those commitments;

•	i2 software sales include a higher proportion of subscription agreements which do not generate maintenance revenue. The potential consequences of this change in our software revenue mix could result in increased maintenance attrition;

•	The i2 sales force may require significant improvement and reorganization. This process may take longer and cost more than we have planned;

•	JDA has not historically sold its products into the discrete manufacturing industry, which is i2’s most significant market. In order to be successful in the discrete manufacturing market, we will need to retain and develop i2’s expertise and relationships in this market; and

•	It may take longer or be more difficult than anticipated to integrate our JDA Enterprise Architecture with the i2 Agile Business Process platform.
We may have difficulty completing acquisitions due to adverse conditions in the credit markets
          Until the credit markets stabilize and return to historically normal conditions, it may be difficult for us to make acquisitions using debt. In addition, due to the adverse effect of the continuing credit crisis, it may be difficult to secure debt financing to complete the i2 acquisition on terms that present acceptable risks and costs to the combined company. If we are unable to use debt to make acquisitions, our ability to achieve significant growth may be adversely impacted.
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
We may be impacted by shifts in the consumer products supply chain
          We are dependent upon and derive most of our revenue from the consumer products supply chain vertical. If a shift in spending occurs in this vertical market that results in decreased demand for the types of solutions we sell, it would be difficult to adjust our strategies and solution offerings because of our dependence on this market. If the consumer products supply and demand chain vertical experiences a decline in business, it could have a significant adverse impact on our business prospects, particularly if it is a prolonged decline.
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
Anti-takeover provisions in our organizational documents and Delaware law could prevent or delay a change in control
          Our certificate of incorporation, which authorizes the issuance of “blank check preferred” stock and Delaware state corporate laws which restrict business combinations between a corporation and 15% or more owners of outstanding voting stock of the corporation for a three-year period, individually or in combination, may discourage, delay or prevent a merger or acquisition that a JDA stockholder may consider favorable.
          We sold 50,000 shares of a new designated series of preferred stock (the “Series B Convertible Preferred Stock”) to funds affiliated with Thoma Bravo Equity Partners in connection with our acquisition of Manugistics Group, Inc. on July 5, 2006. The Series B Convertible Preferred Stock contain certain voting rights that require us to get approval of a majority of the holders if we want to take certain actions, including a change in control. These voting rights could discourage, delay or prevent a merger or acquisition that another stockholder may consider favorable.
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

JDA SOFTWARE GROUP, INC.
Dated: November 10, 2008	By:	/s/ Kristen L. Magnuson
Kristen L. Magnuson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #	Description of Document

2.1▲▲▲	—	Agreement and Plan of Merger by and between JDA Software Group, Inc., Stanley Acquisition Corp. and Manugistics Group, Inc. dated April 24, 2006.

2.2▲▲▲	—	Voting Agreement by and among JDA Software Group, Inc., Manugistics Group, Inc. and other parties signatory thereto dated as of April 24, 2006.

2.3♦♦♦♦	—	Agreement and Plan of Merger by and between JDA Software Group, Inc., Iceberg Acquisition Corp and i2 Technologies, Inc. dated August 10, 2008.

3.1****	—	Third Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated July 23, 2002.

3.2**	—	First Amended and Restated Bylaws of JDA Software Group, Inc.

3.3▲▲▲▲	—	Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc filed with the Secretary of State of the State of Delaware on July 5, 2006.

3.4††††	—	Certificate of Correction filed to correct a certain error in the Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc. filed with the Secretary of State of the State of Delaware on July 5, 2006.

4.1*	—	Specimen Common Stock Certificate of JDA Software Group, Inc.

10.1*(1)	—	Form of Indemnification Agreement.

10.2♦♦ (1)	—	1996 Stock Option Plan, as amended on March 28, 2003.

10.3*(1)	—	1996 Outside Directors Stock Option Plan and forms of agreement thereunder.

10.4♦♦ (1)	—	Executive Employment Agreement between James D. Armstrong and JDA Software Group, Inc. dated July 23, 2002, together with Amendment No. 1 effective August 1, 2003.

10.5♦♦ (1)	—	Executive Employment Agreement between Hamish N. Brewer and JDA Software Group, Inc. dated January 22, 2003, together with Amendment No. 1 effective August 1, 2003.

10.6 ****(1)	—	Executive Employment Agreement between Kristen L. Magnuson and JDA Software Group, Inc. dated July 23, 2002.

10.7♦♦ (1)	—	1998 Nonstatutory Stock Option Plan, as amended on March 28, 2003.

10.8#	—	2008 Employee Stock Purchase Plan.

10.9▲▲▲▲	—	Credit Agreement dated as of July 5, 2006, among JDA Software Group, Inc., Manugistics Group, Inc., Citicorp North America, Inc., Citibank, N.A., Citigroup Global Markets Inc., UBS Securities LLC and Wells Fargo Foothill, LLC and the Lenders named therein.

10.9.1***	—	Amendment No. 1 to Credit Agreement dated July 26, 2007, among JDA Software Group, Inc., Manugistics Group, Inc., Citicorp North America, Inc., Citibank, N.A., Citigroup Global Markets Inc., UBS Securities LLC and Wells Fargo Foothill, LLC and the Lenders named therein.

10.10♦♦ (2)	—	Value-Added Reseller License Agreement for Uniface Software between Compuware Corporation and JDA Software Group, Inc. dated April 1, 2000, together with Product Schedule No. One dated June 23, 2000, Product Schedule No. Two dated September 28, 2001, and Amendment to Product Schedule No. Two dated December 23, 2003.

10.11♦♦ (1)	—	JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 2004.

10.12**(1)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and Kristen L. Magnuson, amending certain stock options granted to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on September 11, 1997 and January 27, 1998.

Exhibit #	Description of Document

10.13†(1)	—	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement).

10.14††(1)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.15♦(1)(3)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.16♦ (1)(3)	—	Form of Nonstatutory Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.17♦ (1)(4)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.18♦ (1)(5)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

10.19††† (1)	—	Executive Employment Agreement between Christopher Koziol and JDA Software Group, Inc. dated June 13, 2005.

10.20▲ (1)	—	Restricted Stock Units Agreement between Christopher Koziol and JDA Software Group, Inc. dated November 3, 2005.

10.21▲ (1)	—	Form of Restricted Stock Unit Agreement to be used in connection with restricted stock units granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.22▲▲ (1)	—	Standard Form of Restricted Stock Agreement to be used in connection with restricted stock granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.23▲▲ (1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Hamish N. Brewer pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.24▲▲ (1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Kristen L. Magnuson pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.25▲▲ (1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Christopher J. Koziol pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.

10.26▲▲▲	—	Preferred Stock Purchase Agreement by and among JDA Software Group, Inc. and Funds Affiliated with Thoma Cressey Equity Partners Inc. dated as of April 23, 2006.

10.27▲▲▲	—	Registration Rights Agreement Between JDA Software Group, Inc. and Funds Affiliated With Thoma Cressey Equity Partners Inc. dated as of April 23, 2006.

10.28#	—	Commitment Letter by and among JDA Software Group, Inc., Credit Suisse, Credit Suisse Securities (USA) LLC, Wachovia Bank, National Association and Wachovia Capital Markets, LLC dated August 10, 2008.

10.29##	—	Amendment to Commitment Letter by and among JDA Software Group, Inc., Credit Suisse, Credit Suisse Securities (USA) LLC, Wachovia Bank, National Association and Wachovia Capital Markets, LLC dated September 29, 2008.

14.1♦♦	—	Code of Business Conduct and Ethics.

21.1♦♦♦	—	Subsidiaries of Registrant.

31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, as filed on August 9, 2007.

****	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 12, 2002.

†	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998.

††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed on November 13, 1998.

†††	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 16, 2005, as filed on June 20, 2005.

††††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed on November 9, 2006.

♦	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.

♦♦	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004.

♦♦♦	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed on March 14, 2008.

♦♦♦♦	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 10, 2008, as filed on August 11, 2008.

▲	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 28, 2005, as filed on November 3, 2005.

▲▲	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 16, 2006.

▲▲▲	Incorporated by reference to the Company’s Current Report on Form 8-K/A (Amendment No. 1) dated April 24, 2006, as filed on April 27, 2006.

▲▲▲▲	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 5, 2006, as filed on July 7, 2006.

#	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, as filed on August 11, 2008.

##	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 29, 2008, as filed on September 30, 2008.

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(2)	Confidential treatment has been granted as to part of this exhibit.

(3)	Applies to James D. Armstrong.

(4)	Applies to Hamish N. Brewer.

(5)	Applies to Senior Executive Officers with the exception of James D. Armstrong and Kristen L. Magnuson.