Form 10-K
period 2008-12-31
JDA SOFTWARE GROUP INC
filed 2009-03-13
CIK 1006892

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

The approximate aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing sales price of such stock as reported by the NASDAQ Stock Market) on June 30, 2008 was $533,789,182. The number of shares of common stock, $0.01 par value per share, outstanding as of March 6, 2009 was 31,500,069.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference

Portions of the Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K	Items 10, 11, 12, 13 and 14 of Part III

PART I
Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments -- None
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders -- None during fourth quarter 2008.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Stock Performance Graph
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
PART IV
Item 15. Exhibits and Financial Statement Schedules
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Three Years Ended December 31, 2008 (In thousands, except percentages, shares, per share amounts or as otherwise stated)
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1

This Annual Report on Form 10-K contains forward-looking statements reflecting management’s current forecast of certain aspects of our future. It is based on current information that we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, numbers of personnel, strategic relationships with third parties, and strategy. The forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “intend,” “believe,” “should,” “would,” “could,” “anticipate” or other words that convey uncertainty of future events or outcomes. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Annual Report on Form 10-K, which you should read carefully. We would particularly refer you to Item 1A. “Risk Factors” for an extended discussion of the risks confronting our business. The forward-looking statements in this Annual Report on Form 10-K should be considered in the context of these risk factors. We disclaim any obligation to update information contained in any forward-looking statement.

PART I

Item 1.	Business

Overview

We are a leading provider of sophisticated enterprise software solutions designed to enable planning, optimization and execution of supply chain processes for manufacturers, wholesale/distributors and retailers, as well as government and aerospace defense contractors. Additionally, we provide pricing, yield management and demand management solutions for travel, transportation, hospitality and media organizations. Our solutions enable customers to manage and optimize the coordination of supply, demand and flows of inventory throughout the supply chain to the consumer. We have invested nearly $900 million in developed and acquired technology since 1996 when we became a public company. We have licensed our software to more than 5,800 companies worldwide. We believe the quality and breadth of our product offerings promote customer loyalty and drive repeat business as 74%, 65% and 79% of our software sales were made to existing customers during 2008, 2007 and 2006, respectively. As of December 31, 2008, we employed over 1,700 associates and conducted business from 24 offices in three geographic regions: the Americas (includes the United States, Canada, and Latin America), Europe (Europe, Middle East and Africa), and Asia/Pacific. Our corporate offices are located in Scottsdale, Arizona.

Market Background

Historically, the process by which goods are manufactured, distributed, and ultimately sold to consumers has been known as the supply chain, running forward from the suppliers of raw materials to manufacturers and the distribution of products to meet the anticipated demand of customers and consumers; and the demand chain, extending back from the consumer to the retail store and its distribution centers. Providers of software solutions have focused on different vertical markets within these broad segments and attempted to help customers optimize the various processes relevant, in the case of the supply chain, to supplying goods to customers and retail outlets, and in the case of the demand chain, to selling and delivering goods to the ultimate consumer. JDA has been integrating solutions to address the full supply and demand chain since 2000, with the fundamental belief that the processes used in both markets are often common and could benefit from collaboration to optimize their visibility, planning and decision making systems. Today we see retailers becoming increasingly focused on the upstream manufacturing supply chain and we also see manufacturers increasingly focused on becoming consumer centric.

Throughout the supply and demand chains, businesses increasingly face new challenges created by global operations and increasingly demanding consumers. These two factors are in conflict with one another as the extended global supply chain introduces longer lead times while the accelerated pace of change in consumer demand requires increased responsiveness. Consumer preferences can change rapidly and without notice, and intensified competition ensures that an organization’s production, inventory, distribution or allocation mistakes will be costly and their impact felt instantly in the market. The global economic crisis has created an environment where it is becoming increasingly important to optimize the number one cost for most manufacturers, wholesale/

distributors and retailers — their inventory. Further, the long-term challenges faced by the supply and demand chains are further exacerbated by rapidly fluctuating commodities costs, logistics costs and an intense focus on margin improvement in light of weak consumer confidence and declining sales.

JDA Solution

We primarily sell to one large segment of the market — consumer products supply and demand chain companies, which encompass retail companies as well as manufacturing and wholesale distribution vertical industries — and market our products as modular, yet integrated suites of solutions that are designed to give our customers one synchronized view of product demand across their enterprise and extended supply chain. Our integrated suite of solutions combines the functionality of planning, optimization, execution and analysis applications to enable our customers to develop an integrated enterprise plan to track and optimize the flow of inventory through the supply and demand chain while optimizing their resources, operating efficiencies and financial results. Our customers can select individual products from our suite and implement them on a stand-alone basis or they can implement various combinations of our products to create an integrated solution. This flexibility provides speed to value which is highly desirable in the current economic environment.

Our product suites include Demand Management solutions to improve the accuracy of forecasting different product sales behavior, shifts in demand from new product introduction to end of life and other data to minimize inventory carrying costs and reduce lost sales; Allocation, Replenishment & Fulfillment solutions for core planning and replenishment decision making to optimize order management and execution processes; Merchandise Planning solutions that synchronize all planning metrics, including sales, margins or turns across functional organizations to optimize strategic financial and operating planning activities; corporate level Merchandise Operations Systems, which enable retailers to manage their inventory, product mix, pricing and promotional execution and enhance the productivity and accuracy of warehouse processes; Space and Category Management solutions that enable the planning and execution of category and merchandise plans designed to achieve demand-based precision merchandising; Revenue Management solutions which enable travel, transportation, hospitality, gaming and media companies to optimize their profits by managing the pricing and availability of finite time sensitive inventory; such as hotel rooms; Transportation and Logistics Management solutions, which are designed to enable manufacturers, distributors, retailers, shippers, consignees, carriers, trading partners and logistics service providers to effectively manage the complexities of transportation and logistics, including multiple modes of transport such as by air, rail, sea and road; Contract Manufacturing solutions for manufacturers of aerospace and defense products including order management, repair management and financial management; and Store Systems, which provide retailers with point-of-sale and back office applications to capture, analyze and transmit certain sales, store inventory and other operational information to corporate level merchandise operations systems. Our solutions also include a comprehensive set of tools for advanced decision support and analysis covering strategic business planning, forecasting, promotional planning, distribution planning, manufacturing planning and scheduling, price and revenue optimization, inventory optimization, collaborative synchronization of inventory, distribution, production and material plans, category management and workforce management. Many of our products can be and are sold to multiple customer types and most of our products are sold across each of our geographic regions.

JDA Business Segments

We organize and manage our operations by type of customer across the following reportable business segments:

•	Retail. This reportable business segment includes all revenues related to applications sold to retail customers.

•	Manufacturing and Distribution. This reportable business segment includes all revenues related to applications sold to manufacturing and distribution companies, including process manufacturers, consumer goods manufacturers, life sciences companies, high tech organizations, oil and gas companies, automotive producers and other discrete manufacturers involved with government, aerospace and defense contracts.

•	Services Industries. This reportable business segment includes all revenues related to applications sold to customers in service industries such as travel, transportation, hospitality, media and telecommunications. The Services Industries segment is centrally managed by a team that has global responsibilities for this market.

Disclosures of certain financial information regarding our business segments and geographic regions is included in our consolidated financial statements as of December 31, 2008 and 2007, and for each of the years in the three-year period ended December 31, 2008, which are included elsewhere herein.

Business Opportunities and Growth Strategies

JDA has served the retail industry since 1985. In 2000, we expanded into the manufacturing and wholesale-distribution markets through strategic acquisitions. Our market expansion has been primarily achieved through a series of ten acquisitions over the past eleven years, the largest being the acquisition of Manugistics Group, Inc. which we completed in July 2006.

JDA plans to further expand its markets through a combination of organic growth and acquisitions. We believe organic growth can be achieved as we cross-sell acquired solutions within our existing customer base and through sales to new customers in our target markets. We have established long-term business relationships with many major customers in our target markets, and as our product offering grows, we believe we can successfully leverage those relationships to create follow-on sales opportunities. We historically realize 70% to 75% of our annual software license sales from existing customers.

The second driver of long-term growth at JDA is acquisitions. JDA has a proven track record of successfully integrating software companies and creating profitable growth for both JDA and the acquired businesses post acquisition. Our future growth plans include additional acquisitions to further expand our markets and improve our offering, revenue and profitability. Although acquisitions remain a long-term growth strategy, we will be cautious about commencing a large acquisition until the credit market stabilizes.

In today’s market, our customers are primarily focused on technologies which will enable them to reduce the costs of doing business and/or increase their sales performance. These types of offerings are typically planning or decision support solutions rather than the traditional transaction or ERP-type (enterprise resource planning) systems. The resulting focus on planning and operational improvements during the current economic crisis has created a counter-cyclical business opportunity for JDA, not only in terms of near term sales performance but also opportunities for the longer term as we expand our share of the supply chain planning market. JDA is a recognized leader in supply chain software solutions as we are able to offer companies supply chain planning and optimization solutions and services that provide a high return on investment and deliver rapid results.

Our strategy for growth and profitability in 2009 can be summarized as follows:

•	Capitalize on the Current Market Demand for Supply Chain Planning, Optimization and Execution Solutions. We believe our leadership in the supply chain planning market, combined with the market’s current focus on these kind of high ROI solutions creates a near term growth opportunity.

•	Expand the Services Offerings We Provide to Our Customers. We believe most companies will implement plans to further reduce their operating costs in 2009. We plan to help customers achieve this goal through compelling service offerings such as our Managed Services initiative, that enable customers to maximize the potential of our software solutions at a lower total cost of ownership.

•	Continue Our Margin Improvement Plans Through Our Center of Excellence. In 2008 we outlined a strategy to expand our operations in India and create a comprehensive Center of Excellence (“CoE”). The CoE is designed to complement and enhance our existing on-shore business model, not replace it, and our goal is to achieve operational and cost benefits without sacrificing our capability to work face-to-face with our customers, most of which are in the Americas and Europe. The CoE encompasses additional product development activities, customer implementation services, customer support services and internal administrative services that enable us to expand our operations and achieve growth goals, while reducing our total operating costs. We implemented the first stage of a three-year plan for the CoE in 2008. We will continue to execute against this plan and we believe the CoE will improve our operating margins in 2009.

•	Leverage our brands. We plan to increasingly promote our four major brands that we acquired through acquisitions — Arthur, E3, Intactix and Manugistics. In the past we have retained these brands in our products names only. In the future we will elevate these brands by emphasizing the brand names in our broad-based marketing efforts, rather than associating them with our product names.

•	Expand Partnerships. We will continue to develop and expand the network of partners and value-added resellers (VARs) which help promote JDA solutions globally. We will also leverage the success of our JDA Alliance Connection program, first launched in 2007, that is designed to provide increased value to our partners and to maximize their ability to generate additional revenues for both themselves and JDA.

Product Strategy

In January 2007, we announced the adoption of our JDA Enterprise Architecture platform. This platform provides the strategic technology base we will use to integrate and develop new solutions for our target markets. The JDA Enterprise Architecture was developed utilizing core assets acquired in the acquisition of Manugistics Group, Inc. Customer acceptance of the JDA Enterprise Architecture has generally been positive, and we plan to expand the use of this platform over time to provide an increasingly seamless solution for our customers. Since adoption of the JDA Enterprise Architecture in 2007, we have continued with our strategy of integrating our solutions with this technology.

The JDA Enterprise Architecture is designed to support our advanced planning, optimization and execution solutions via a common platform for user interfaces, master and operational data, security, exception management, workflow, analysis and reporting. The JDA Enterprise Architecture features a “grid computing facility,” which utilizes parallel processing. This architecture has demonstrated the ability to scale, enabling the largest global customers to solve their complex business challenges and accommodate the large number of stock keeping units (“SKUs”), time horizons and optimization decisions that reduce costs and improve sales. We believe the JDA Enterprise Architecture provides our customers with better visibility of key performance indicators and “one view” of demand across all supply chain planning, optimization and execution activities, thereby allowing more profitable and informed decisions in manufacturing, sourcing, supply chain planning, distribution, merchandising, logistics, promotions, replenishment, shelf optimization and in-store management. The JDA Enterprise Architecture is architected primarily using Java J2EE technology.

In 2009, our product strategy will continue to focus on innovations that provide advanced capabilities which enhance our comprehensive solution suite to enable our customers to implement an “Integrated Planning and Execution” solution. Integrated Planning and Execution represents the ability for our customers to coordinate their decision making activities across the enterprise through certain common processes, such as a single time-phased demand plan for the whole enterprise. It also represents the ability to ensure that supply chain planning systems are constantly in synchronization with execution systems and activities across the enterprise. This strategy requires a broad and integrated suite of planning solutions that can interoperate, as well as the ability to transform those plans into action through execution systems. Our products provide all of these capabilities, and we believe the breadth and depth of our solution offerings is a distinct competitive advantage, as we believe our competitors, even those with far greater financial resources at their disposal, will struggle to replicate the capabilities of the JDA Enterprise Architecture and the functionality of our solution suite in a reasonable period of time. We also believe our ability to offer customers flexibility in their deployment approach provides a distinct competitive advantage as customers can implement individual solutions on a stand-alone basis or implement various combinations of our products, to create an integrated solution.

Product development expense for 2008, 2007 and 2006 was $53.9 million, $51.2 million and $56.3 million, respectively. The decrease in product development expense from 2006 to 2007 resulted primarily from the elimination of redundant development positions in connection with our decision to standardize future product offerings on the JDA Enterprise Architecture platform.

Investment Protection Program

We have established an Investment Protection Program to protect our customers’ investment in JDA products as we migrate to new technology platforms. Under the Investment Protection Program, existing maintenance paying customers are provided with the right to like-for-like functionality in a new technology platform without additional license fee subject to certain conditions including a requirement that the new solution has no more than minimal differences in price, features and functionality from the existing products. Customers will pay any required third party charges associated with the new technology platform.

Products

The following table provides a listing and brief description of the products in our solution suite that provide customers with a flexible platform, and the ability to optimize advanced decision making processes.

Product Lines	Description
JDA Platform

• JDA Enterprise Architecture • JDA Integrator • JDA Monitor	The JDA Enterprise Architecture provides a common platform for master and operational data, security, exception management, workflow, analysis and reporting. JDA Integrator facilitates the initial load of data, as well as the dynamic and daily data updates between JDA applications. JDA Monitor enables a customer to monitor and manage pre-defined critical planning and event information.

Demand Management

• Demand • Demand Classification • Dynamic Demand Response • Seasonal Profiling • Demand Decomposition • Market Manager	The Demand Management solution leverages multiple forecasting algorithms and methodologies to drive forecast improvement across all types of products. The solution supports forecasting for different product sales behavior; responds to shifts in demand from new product introduction to end of life; and leverages multiple history streams, promotional information and event data to improve forecast accuracy to drive optimized inventory levels that reduce carrying costs and lost sales.

Allocation, Replenishment & Fulfillment

• JDA Fulfillment • JDA Order Optimization • JDA Allocation • JDA Advanced Warehouse Replenishment • JDA Advance Store Replenishment • JDA Vendor Managed Inventory • JDA Network Optimization	The Allocation, Replenishment & Fulfillment solution provides a core planning and replenishment solution for developing a highly accurate time-phased plan of all inventories, shipments and receipts in a multi-tiered distribution network, while leveraging one view of demand. The solution optimizes plans, order management and execution that accounts for minimums, logistic efficiencies, product costs, freight costs and optimal order quantities by item and across all lines; and manages product promotional flow, multi-level bill of material management, component replenishment, replacement and substitutions, new item introductions and phase in/phase out transitions.

Product Lines	Description
Space & Category Management

• JDA Efficient Item Assortment • JDA Space Planning • JDA Floor Planning • JDA Shelf Assortment • JDA Intactix Knowledge Base • JDA Space Automation • JDA Planogram Generator • JDA Channel Clustering	The Space and Category Management solution enables manufacturers, distributors and retailers to plan and execute category and merchandise plans designed to achieve demand-based optimized assortments and precision merchandising. The solution tailors assortments for product launches and go-to-market strategies; improves space productivity while lowering carrying costs and decreasing out-of-stocks and excess inventory as well as streamlining space and floor planning activities.

Merchandise Planning

• JDA Enterprise Planning • JDA Assortment Planning • JDA Performance Analysis • JDA Size Scaling	The Merchandise Planning solution is a collaborative and configurable, workflow-driven planning solution that synchronizes all planning metrics, including sales, margins or turns, across functional organizations and reconciles them down the enterprise hierarchies. The solution supports and optimizes strategic financial and operating planning activities and provides a single, integrated solution for financial, merchandise, channel and key item planning to better manage inventory.

Revenue Management

• JDA Airline Revenue Optimizer
• JDA Price Optimizer
• JDA Tour Revenue Optimizer
• JDA Rail Revenue Optimizer
• JDA Hospitality Revenue Optimizer
• JDA Cargo Revenue Optimizer
• JDA Media Revenue Management System and  Optimal Placement Engine
• JDA Cruise Revenue Optimizer
The Revenue Management solution is designed for service-based industries. These products enable airlines, railroads, cargo operators, hotels and tour operators to optimize capacity utilization and develop processes for using demand, pricing, revenue and capacity management to enhance revenues and gain competitive advantage.

Price Optimization & Management

• JDA Trade Event Management for Retail
• JDA Trade Promotions Management
• JDA Advertising
• JDA Promotions Management
• JDA Promotions Optimization
• JDA Markdown Optimization
• JDA Shelf Price Optimization
The Price Optimization & Management solution optimizes pricing (taking competitors’ pricing into account), promotional spend and promotional planning and execution to generate maximum sales and margin dollars. The solution facilitates the determination of the best mix of price and promotion to help drive revenues; improves utilization of promotional dollars; optimizes the pricing and promotion process to reduce inventory costs while improving sell-through; and generates maximum value from end-of-life, end-of-season and excess inventory.

Product Lines	Description
Manufacturing & Supply Management

• JDA Strategy • JDA Inventory Policy Optimization • JDA Master Planning • JDA Sequencing • JDA Supply • JDA Order Promising	The Manufacturing & Supply Management solution delivers a comprehensive demand-driven manufacturing planning and scheduling solution that addresses the challenges across process and discrete manufacturing. The solution enables network design and optimization, business workflow and comprehensive analysis of supply and demand plans and the recommended actions from summary to detail; and drives material and capacity allocation to profitably fulfill prioritized customer demand.

Contract Manufacturing

• JDA Maintenance Repair & Overhaul • JDA Make-to-Order • JDA Procurement Management	The Contract Manufacturing solution is specifically designed for enterprises engaged in standard and contract-oriented manufacturing and re-manufacturing. The solution provides production control, financial management and resource planning tools and the access to information needed to speed delivery, increase effective capacity and reduce costs in a discrete manufacturing or repair and overhaul operation; and facilitates better resource utilization and full life cycle support capability.

Transportation and Logistics Management

• JDA Transport • JDA Transport RFQ • JDA Carrier • JDA Freight Pay • JDA Delivery Management • JDA Routing • JDA Logistics Event Management & Visibility	The Transportation Management applications enable manufacturers, distributors, retailers, shippers, carriers and transportation service providers to more effectively manage the complexities of a multi-modal logistics network. Functionality includes synchronization of the global movement of goods and information, automated freight payment processes, proactive management of supplier and carrier relationships and ability to generate an optimized plan based on real business constraints.

Merchandise Operations Systems

• JDA Portfolio Merchandise Management • JDA Merchandise Management System • JDA Merchandise Performance Analysis	The Merchandise Operations Systems applications manage inventory and the movement of merchandise including buying and receiving, tracking and controlling inventory, transferring between locations, customer sales and returns, executing price strategies and returning goods to vendors.

Store Systems

• JDA Point-of-Sale • Distributed Store System for Windows • JDA Back-of-Store • JDA Customer Relationship Management	The Store Systems applications provide point-of-sale functions including sales, returns, exchanges, layaways and special orders and visibility into merchandise operations systems; back office functions for inventory movement and transaction management; and a centralized repository for customer demographic and transaction information, target marketing, customer scorecarding and customer loyalty.

Product Lines	Description
Workforce Management

• JDA Workforce Management	The Workforce Management application provide capabilities for budgeting, forecasting, scheduling, time and attendance, labor tracking, operations management, corporate reporting and workforce interaction via web portals.

Performance Management

• JDA Reporting • JDA Analytics	The Performance Management solution delivers complete business intelligence capabilities, unifies business process workflow, integrates security and leverages preconfigured key performance indicators to help analyze and predict the impact of changes.

Collaboration

• JDA Marketplace Replenish • JDA Collaborate • JDA Marketplace • JDA Executive S&OP Workbench	The Collaboration solutions enable collaboration internally on supply chain decisions and externally with trading partners to streamline decision making throughout an extended network. The solutions enable real-time communication and facilitate the sharing of strategic, operational and tactical plans allowing companies to elevate the scope and effectiveness of their supply chain Sales and Operations Planning (S&OP) processes

JDA Services

We are expanding the overall value proposition and operating effectiveness of our services offerings in 2009 by combining them under a single global organization called JDA Services. The various service units will share resources, work load, effort, strategy, business development and customer interactions. The key components of JDA Services are as follows:

Maintenance Services

•	Customer Support Solutions. We offer comprehensive customer support solutions to help customers optimize their investment in our products. Our standard maintenance services agreement entitles customers to receive unspecified new product releases (exclusive of those that introduce significant new functionality), comprehensive error diagnosis and correction, global phone, email and internet support, a customer relationship management portal that provides 24/7 self-service for managing and reporting issues, and access to an online user community and searchable solution knowledge-base. Customers have the option of choosing maintenance service programs that extend hours of coverage, incorporate support for custom configurations, or provide special attention through periods of high activity or upgrade processing. We also offer enhanced support services that provide customers with difficult to find technical and database administration skills, and an outsource alternative to help desk and other information technology services. In addition, we have a Platinum offering that includes 24x7 support for critical issues on certain of our products, annual strategic planning meetings, technical and functional health checks, and customized training. The vast majority of our customers have participated in one or more of our customer support solutions programs. Support renewal trends in our install-base remain steady and our average annualized retention rates remain strong at 94%.

Consulting Services

•	Implementation Services. Our implementation services group consists of project managers, business consultants, systems analysts and technical personnel with extensive retail, manufacturing, and distribution industry experience. The implementation services group assists our customers in all phases of systems implementation, including program and project management, business process analysis and design, systems planning and design, customer-specific configuration of application modules and on-site implementation or conversion from existing systems. We also offer a variety of post-implementation services designed to maximize our customers’ return on their software investment, which include enhanced utilization reviews, system and process health checks, upgrade assessment and planning and executive strategic planning sessions. Implementation services are generally billed bi-weekly on an hourly basis or pursuant to the terms of a fixed price contract. In addition, we augment our services on large-scale implementations and extensive business process re-engineering projects with third-party business partners, consulting firms and system integrators. Implementation engagements have typically ranged from one month for certain Space & Category Management solutions to over two years for our larger Merchandise Operations Systems, Demand Management and Allocation, Replenishment & Fulfillment solutions; however, the time required to complete a project can vary significantly based on the size and supply chain complexity of the customer as well as the number and type of applications being implemented.

•	Strategic Business Services. We offer Strategic Business Services that provide high level strategic consulting and assistance to our customers before, during and after the implementation of technology by aligning and integrating business activities, organizational structure, performance measures and systems processes to achieve maximum effectiveness.

•	Technical Services. We provide a range of technical services that enable our customers to optimize the interactions between our software solutions and industry standard technologies including database software, operating systems, middle ware, and hardware and networks. We also offer specific performance tuning and re-engineering services to enhance throughput and response time of our solutions, and to optimize the use of networks and storage devices.

•	Training Services. We offer a comprehensive education and training program for our customers, associates and business partners through our Education Services (formerly BMI). Education Services include multimodal process and solution training, role-based certification tracks, benchmarking surveys and services and best practice/business strategy information. Education Services features a curriculum for each of our software solutions, and prepaid bundled training packages that range from basic overviews, implementation and technical/developer classes to business process education and key topics and techniques for the supply chain. Courses are offered at our in-house classroom facilities, and through customized on-site classes. In addition, we offer JDALearn.com, a web-based education alternative sold on a subscription basis, which provides online learning in areas such as replenishment and allocation, category management, space and floor planning, and merchandise planning.

•	Managed Services. A primary initiative in 2009 will be the further development of our Managed Services offering which expands our existing hosted services and will include: (i) outsourced operations for information technology, data and application management and hosting; (ii) workforce augmentation; (iii) management of process and user information; (iv) business process execution services including analysis and recommendations; and (v) business optimization services such as network design, demand classification, inventory policy and channel clustering. A significant portion of these services will be performed by the resources in our Center of Excellence. We believe our Managed Services offering will provide customers with effective alternatives, particularly during the current economic environment, to reduce their costs of operation, operate effectively with constrained resources, leverage outside domain expertise to augment their personnel and to improve the value they derive from their JDA products.

Sales and Marketing

We market our products and services primarily through our direct sales force. The direct sales force for the Americas region is based in Scottsdale, Arizona with 11 additional regional sales and support offices across the

United States and Latin America. Our international direct sales force is located in 12 sales and support offices in major cities throughout Europe, Asia, Australia, and Japan. We have created dedicated sales organizations in each of our geographic regions, as well as the Services Industries business unit. As of December 31, 2008, our global sales and marketing organization consisted of 215 employees, including 66 quota carrying sales representatives.

We continue to develop a network of partners and Value-Added Resellers (VARs) who support and help us attain our goals. We use VARs extensively in our European region and we believe this model helps us to achieve a stronger presence in those geographies within this diverse region where we do not have direct operations. Our Alliance Connection program, first launched in 2007, is designed to provide increased value to our partners and to maximize their ability to generate additional revenues for themselves and JDA. Our partners enable us to operate with broader international coverage than would be possible if we undertook all of our sales activities directly. JDA has also been expanding relationships with systems integrators to assist with delivery of services on many of our larger projects involving larger Tier One customers. In 2008 we developed a JDA Certified Project Program which is designed to ensure consistent quality of projects regardless of whether JDA undertakes part or all of a customer engagement.

Sales to new customers have historically required between three and twelve months from generation of the sales lead to the execution of a software license agreement. Sales cycles are typically longer for larger dollar projects, large multi-national organizations and companies in certain geographic regions. During the past several years, we have noted an increased requirement for senior executive, board of directors or significant equity investor approval for larger dollar contracts that have lengthened the traditional time from lead generation to the execution of a software agreement. We believe our ability to offer a comprehensive portfolio of integrated software applications that customers can install independently or as a complete solution, has created increased cross-selling opportunities to existing customers.

Competition

We believe that while our markets are subject to intense competition, the number of competitors in many of our application markets has decreased over the past five years. We believe the principal competitive factors in our markets are feature and functionality, the depth of planning and optimization provided, available deployment models that accelerate the time to value, the reputation of our products, the performance and scalability of our products, the quality of customer base, the perception of our vendor viability, our ability to implement, our retail and supply chain industry expertise, our lower total cost of ownership, technology platform and quality of customer support across multiple regions for global customers.

We have two types of competitors: the first type being Oracle and SAP AG, two large horizontal software companies that have increased their presence in the retail and manufacturing marketplace over the past few years, and the second type being the smaller point solution providers who typically focus on limited solution areas. We believe that Oracle and SAP AG represent our more important long-term competitors as we expand our product offerings and compete head-to-head with them on broader system selection opportunities. We also expect Oracle and SAP AG to provide more aggressive competition for us due to the strength of their brands, financial size and overall market positions.

Proprietary Rights

Our success and competitive position is dependent in part upon our ability to develop and maintain the proprietary aspect of our technology. The reverse engineering, unauthorized copying, or other misappropriation of our technology could enable third parties to benefit from our technology without paying for it.

We rely on a combination of copyrights, trade secrets, trademarks, confidentiality procedures, contractual restrictions and patents to protect our proprietary technology. We seek to protect the source code to our software, documentation and other written materials under trade secret and copyright laws. Effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. We license our software products under signed license agreements that impose restrictions on the licensee’s ability to utilize the software and do not permit the re-sale, sublicense or other transfer of the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and independent consultants to execute confidentiality agreements with us and by restricting access to our source code.

We license and integrate technology from third parties in certain of our software products. Examples of third party software imbedded in our products include the following: the WebLogic application from BEA Systems, Inc. (acquired by Oracle) or the IBM Websphere applications for use in most of the JDA Enterprise Architecture platform solutions; the Data Integrator application from Business Object S.A (acquired by SAP), which is used in certain of the products acquired from Manugistics, Cognos (acquired by IBM) for use in JDA Reporting and JDA Analytics; the Uniface client/server application development technology from Compuware, Inc. for use in Portfolio Merchandise Management; and certain applications from Silvon Software, Inc. for use in Merchandise Performance Analysis. Our third party licenses generally require us to pay royalties and fulfill confidentiality obligations. We also resell Oracle database licenses.

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

Employees

As of December 31, 2008 we had 1,718 employees: 960 were based in the Americas region, 193 were based in Europe, and 565 were based in the Asia/Pacific region, including 453 in India. Of the total, 215 were engaged in sales and marketing, 438 were in consulting services, 296 were engaged in client support services, 531 were in product development, and 238 were in administrative functions. We believe that our relations with our employees are good. We have never had a work stoppage and none of our employees are subject to a collective bargaining agreement.

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

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes material risks and uncertainties that we believe may adversely affect our business, financial condition, results of operations or the market price of our stock. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2008 and for the twelve months then ended contained elsewhere in this Form 10-K.

Risks Related To Our Business

We may misjudge when software sales will be realized

Software license revenues in any quarter depend substantially upon contracts signed and the related shipment of software in that quarter. Because of the timing of our sales, we typically recognize the substantial majority of our software license revenues in the last weeks or days of the quarter. In addition, it is difficult to forecast the timing of large individual software license sales with a high degree of certainty due to the extended length of the sales cycle and the generally more complex contractual terms that may be associated with such licenses that could result in the deferral of some or all of the revenue to future periods. Our customers and potential customers, especially for large individual software license sales, are increasingly requiring that their senior executives, board of directors and significant equity investors approve such purchases without the benefit of the direct input from our sales representatives. As a result, we may have less visibility into the progression of the selection and approval process throughout our sales cycles, which in turn makes it more difficult to predict the quarter in which individual sales will occur, especially in large sales opportunities. We are also at risk of having pending transactions abruptly terminated if the Boards or executive management of our customers decide to withdraw funding from IT projects as a result of the deep global economic downturn and credit crisis. If this type of behavior becomes commonplace amongst existing or potential customers then we may face a significant reduction in new software sales. We believe that an increasing number of our prospects may indicate to us that they can sign agreements prior to the end of our quarter, when in fact their approval process precludes them from being able to complete the transaction until after the end of our quarter. In addition, because of the current economic downturn, we may need to increase our use of alternate licensing models that reduce the amount of software revenue we recognize upon shipment of our software. These circumstances add to the difficulty of accurately forecasting the timing of deals. We expect to experience continued difficulty in accurately forecasting the timing of deals. If we receive any significant cancellation or deferral of customer orders, or if we are unable to conclude license negotiations by the end of a fiscal quarter, our quarterly operating results will be lower than anticipated.

Economic, political and market conditions can adversely affect our revenue results and profitability

Our revenue and profitability depend on the overall demand for our software and related services. Historically, events such as terrorist attacks, natural catastrophes and contagious diseases have created uncertainties in our markets and caused disruptions in our sales cycles. A regional and/or global change in the economy or financial markets, such as the current severe global economic downturn, could result in delay or cancellation of customer purchases. Current adverse conditions in credit markets, reductions in consumer confidence and spending and the fluctuating cost of fuel and commodities and their effects on the United States and global economies and markets are examples of negative changes that have delayed or terminated certain customer purchases. These adverse conditions have delayed or terminated certain of our customer deals. A further worsening or broadening, or protracted extension of these conditions would have a significant negative impact on our operating results. In addition to the potential negative impact of the economic downturn on our software sales, customers are increasingly seeking to reduce their maintenance fees or to avoid price increases. Although we have maintained our maintenance attrition rates at approximately the same levels as our historical averages, a prolonged economic downturn may increase our attrition rates, particularly if many of our larger maintenance customers cease operations. Weak and uncertain economic conditions could also impair our customers’ ability to pay for our products or services. Any of these factors could adversely impact our quarterly or annual operating results and our financial condition.

We may not receive significant revenues from our current research and development efforts

Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. We have and expect to continue making significant investments in software research and development and related product opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by corresponding revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will receive significant revenues from these investments.

We may face liability if our products are defective or if we make errors implementing our products

Our software products are highly complex and sophisticated. As a result, they usually contain design defects, software errors or security problems that are difficult to detect and correct. In addition, implementation of our products may involve customer-specific configuration by third parties or us, and may involve integration with systems developed by third parties. In particular, it is common for complex software programs such as ours to contain undetected errors, particularly in early versions of our products. They are discovered only after the product has been implemented and used over time with different computer systems and in a variety of applications and environments. Despite extensive testing, we have in the past discovered certain defects or errors in our products or custom configurations only after our software products have been used by many clients. In addition, our clients may occasionally experience difficulties integrating our products with other hardware or software in their particular environment that are unrelated to defects in our products. Such defects, errors or difficulties may cause future delays in product introductions, result in increased costs and diversion of development resources, require design modifications or impair customer satisfaction with our products.

We believe that significant investments in research and development are required to remain competitive, and that speed to market is critical to our success. Our future performance will depend in large part on our ability to enhance our existing products through internal development and strategic partnering, internally develop new products which leverage both our existing customers and sales force, and strategically acquire complementary solutions that add functionality for specific business processes to an enterprise-wide system. If clients experience significant problems with implementation of our products or are otherwise dissatisfied with their functionality or performance, or if they fail to achieve market acceptance for any reason, our market reputation could suffer, and we could be subject to claims for significant damages. There can be no assurances that the contractual provisions in our customer agreements which limit our liability and exclude consequential damages will be enforced. Any such damages claim could impair our market reputation and could have a material adverse affect on our business, operating results and financial condition.

We may have difficulty implementing our solutions

Our software products are complex and perform or directly affect mission-critical functions across many different functional and geographic areas of the enterprise. Consequently, implementation of our software products can be a lengthy process, and commitment of resources by our clients is subject to a number of significant risks over which we have little or no control. The implementation time for certain of our applications, including Merchandise Operations Systems, Store Systems, Demand Management, Allocation, Replenishment & Fulfillment and Revenue Management solutions can be longer and more complicated than our other applications as they typically (i) involve more significant integration efforts in order to complete implementation, (ii) require the execution of implementation procedures in multiple layers of software, (iii) offer a customer more deployment options and other configuration choices, (iv) require more training and (v) may involve third party integrators to change business processes concurrent with the implementation of the software. Delays in the implementations of any of our software products, whether by our business partners or us, may result in client dissatisfaction, disputes with our customers, or damage to our reputation.

In addition, approximately 15% of our consulting services revenues are derived under fixed price arrangements that require us to provide identified deliverables for a fixed fee. If we are unable to meet our contractual obligations under fixed price contracts within our estimated cost structure, our operating results could suffer.

We may not be able to protect our intellectual property

We rely on a combination of copyright, trade secrets, trademarks, confidentiality procedures, contractual restrictions and patents to protect our proprietary technology. Despite our efforts, these measures only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products, circumvent our security devices or otherwise obtain and use our intellectual property. In addition, the laws of some countries do not provide the same level of protection of our proprietary rights as do the laws of the United States or are not adequately enforced in a timely manner. If we cannot protect our proprietary technology against unauthorized copying or use, we may not remain competitive.

Third parties may claim we infringe their intellectual property rights

We periodically receive notices from others claiming we are infringing upon their intellectual property rights, especially patent rights. We expect the number of such claims will increase as the functionality of products overlap and the volume of issued software patents continues to increase. Responding to any infringement claim, regardless of its validity, could:

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

If we lose access to critical third-party software or technology, our costs could increase and the introduction of new products and product enhancements could be delayed, potentially hurting our competitive position

We license and integrate technology from third parties in certain of our software products. Examples of third party software imbedded in our products include the following: the WebLogic application from BEA Systems, Inc. (acquired by Oracle) or the IBM Websphere applications for use in most of the JDA Enterprise Architecture platform solutions; the Data Integrator application from Business Object S.A (acquired by SAP), which is used in certain of the products acquired from Manugistics, Cognos (acquired by IBM) for use in JDA Reporting and JDA Analytics; the Uniface client/server application development technology from Compuware, Inc. for use in Portfolio Merchandise Management; and certain applications from Silvon Software, Inc. for use in Merchandise Performance Analysis. Our third party licenses generally require us to pay royalties and fulfill confidentiality obligations. We also resell Oracle database licenses. If we are unable to continue to license any of this third party software, or if the third party licensors do not adequately maintain or update their products, we would face delays in the releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our software products. These delays, if they occur, could harm our business, operating results and financial condition. It is also possible that intellectual property acquired from third parties through acquisitions, mergers, licenses or otherwise obtained may not have been adequately protected, or infringes another parties intellectual property rights.

We may face difficulties in our highly competitive markets

The supply chain software market continues to consolidate and this has resulted in larger, new competitors with significantly greater financial, marketing resources and more numerous technical resources than we possess. This could create a significant competitive advantage for our competitors and negatively impact our business. It is difficult to estimate what long term effect these acquisitions will have on our competitive environment. We have encountered competitive situations with certain enterprise software vendors where, in order to encourage customers to purchase licenses of their specific applications and gain market share, we suspect they have also offered to license at no charge certain of its retail and/or supply chain software applications that compete with our solutions. If large competitors such as Oracle, SAP AG and other large private companies are willing to license their retail, supply chain and/or other applications at no charge it may result in a more difficult competitive environment for our products. We cannot guarantee that we will be able to compete successfully for customers or acquisition targets against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.

We encounter competitive products from a different set of vendors in many of our primary product categories. We believe that while our markets are subject to intense competition, the number of competitors in many of our application markets has decreased over the past five years. We believe the principal competitive factors in our markets are feature and functionality, the depth of planning and optimization provided, available deployment models, the reputation of our products, the performance and scalability of our products, the quality of customer base, the perception of our vendor viability, our ability to implement, our retail and supply chain industry expertise, our lower total cost of ownership, technology platform and quality of customer support across multiple regions for global customers.

The competitive markets in which we compete could put pressure on us to reduce our prices. If our competitors offer deep discounts on certain products, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes would likely reduce margins and would adversely affect our operating results. Our software license updates and product support fees are generally priced as a percentage of our new license fees. Our competitors may offer a lower percentage pricing on product updates and support, which could put pressure on us to further discount our new license prices. Any broadly-based changes to our prices and pricing policies could cause new software license and services revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies.

Although we have increased our off-shore resources through our CoE in India, our consulting services business model is currently largely based on relatively high cost onshore resources and we are continuously faced with competition from low cost off-shore service providers and smaller boutique consulting firms. This competition is expected to continue and while we continue to successfully command premium rates for our on-shore services, our on-shore hourly rates are much higher than those offered by these competitors. As these competitors gain more experience with our products, the quality gap between our service offerings and theirs is diminishing and has resulted in decreased revenues and profits from our consulting practice. In addition, we face increased competition for services work from ex-employees of JDA who offer services directly or through lower cost boutique consulting firms. These competitive service providers have taken business from JDA and while some are still relatively small compared to our consulting services business, if they grow successfully, it will be largely at our expense. We continue to attempt to improve our competitive position by developing our own offshore consulting services group at our CoE; however, we cannot guarantee these efforts will be successful or enhance our ability to compete.

There are many risks associated with international operations

International revenues represented 40% of our total revenues in 2008 as compared to 40% and 39% in 2007 and 2006, respectively. Our international business operations are subject to risks associated with international activities, including:

•	Currency fluctuations, which could significantly increase with our continuing expansion of the CoE in India;

•	Higher operating costs due to local laws or regulations;

•	Lower consulting margins;

•	Competing against low-cost service providers;

•	Unexpected changes in employment and other regulatory requirements;

•	Tariffs and other trade barriers;

•	Costs and risks of localizing products for foreign countries;

•	Longer accounts receivable payment cycles in certain countries;

•	Potentially negative tax consequences;

•	Difficulties in staffing and managing geographically disparate operations;

•	Greater difficulty in safeguarding intellectual property, licensing and other trade restrictions;

•	Ability to negotiate and have enforced favorable contract provisions;

•	Repatriation of earnings;

•	The burdens of complying with a wide variety of foreign laws;

•	Anti-American sentiment due to the war with Iraq, and other American policies that may be unpopular in certain regions;

•	The challenges of finding qualified management for our international operations;

•	General economic conditions in international markets; and

•	Developing and deploying the skills required to service our broad set of product offerings across the markets we serve.

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

We may experience expansion delays or difficulties with our CoE in India

We are continuing the expansion of our CoE in Hyderabad, India. In order to take advantage of cost efficiencies associated with India’s lower wage scale, we expanded the CoE during 2008 beyond a research and development center to include consulting services, customer support and information technology resources. We believe that a properly functioning CoE will be important in achieving desired long-term operating results. Although we are currently on schedule with our CoE hiring and training plans, delays in expanding the CoE or operating difficulties could impair our ability to develop, implement and support our products, which would likely negatively impact our operating results. Potential reasons for delays or difficulties, include, but are not limited to:

•	Unexpected increases in labor costs in India;

•	Terrorist activities in the region;

•	Inability to hire or retain sufficient personnel with the necessary skill sets to meet our needs;

•	Economic, security and political conditions in India;

•	Slower than expected acceptance of our services offerings by our customers;

•	Inadequate facilities or communications infrastructure; and

•	Local law or regulatory issues.

We are dependent on key personnel

While the rate of retention of our associates is high compared to industry averages, our operations are dependent upon our ability to attract and retain highly skilled associates and the loss of certain key individuals to any of our competitors could adversely impact our business. In addition, our performance depends in large part on the continued performance of our executive officers and other key employees, particularly the performance and services of James D. Armstrong our Chairman and Hamish N. J. Brewer our Chief Executive Officer. We do not have in place “key person” life insurance policies on any of our employees. The loss of the services of Mr. Armstrong, Mr. Brewer, or other key executive officers or employees without a successor in place, or any difficulties associated with a successor, could negatively affect our financial performance.

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

•	If we incur significant debt to finance an acquisition and our combined business does not perform as expected, we may have difficulty complying with debt covenants;

•	We may have difficulty assimilating the operations and personnel of the acquired company;

•	The challenge to integrate new products and technologies into our sales and marketing process;

•	We may have difficulty effectively integrating the acquired technologies or products with our current products and technologies, particularly where such products reside on different technology platforms, or overlap with our products;

•	Our ongoing business may be disrupted by transition and integration issues;

•	The costs and complexity of integrating the internal IT infrastructure may be greater than expected and require capital investments;

•	We may not be able to retain key technical and managerial personnel from the acquired business;

•	We may be unable to achieve the financial and strategic goals for the acquired and combined businesses;

•	We may have difficulty in maintaining controls, procedures and policies during the transition and integration;

•	Our relationships with partner companies or third-party providers of technology or products could be adversely affected;

•	Our relationships with employees and customers could be impaired;

•	Our due diligence process may fail to identify significant issues with product quality, product architecture, legal or tax contingencies, customer obligations and product development, among other things;

•	As successor we may be subject to certain liabilities of our acquisition targets; and

•	We may be required to sustain significant exit or impairment charges if products acquired in business combinations are unsuccessful.

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

We may be impacted by shifts in the consumer products supply chain

We are dependent upon and derive most of our revenue from the consumer products supply chain vertical. If a shift in spending occurs in this vertical market that results in decreased demand for the types of solutions we sell, it would be difficult to adjust our strategies and solution offerings because of our dependence on this market. If the consumer products supply and demand chain vertical experiences a decline in business, it could have a significant adverse impact on our business prospects, particularly if it is a prolonged decline. The current economic downturn is causing declines in certain areas of the consumer products supply chain. In particular, we are experiencing increased cancellations and deferrals of software projects in the retail segment of the supply chain. Although to date the negative effects of such declines on our business have largely been offset by customers purchasing our products to drive efficiencies in their supply chain, if economic conditions continue to deteriorate or the failure rates of customers in our target markets increase, we may experience an overall decline in sales that would adversely impact our business.

Risks Related To Our Stock

Our quarterly operating results may fluctuate significantly, which could adversely affect the price of our stock

For 2009 we are only providing quarterly guidance, rather than the annual guidance we have given in the past. We made this change because in this rapidly changing, economic downturn it is difficult to forecast conditions 12 months in the future. Our actual quarterly operating results have varied in the past and are expected to continue to vary in the future. Fluctuating quarterly results can affect our annual guidance. If our quarterly or annual operating results, particularly our software revenues, fail to meet management’s or analysts’ expectations, the price of our stock could decline. Many factors may cause these fluctuations, including:

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

Charges to earnings resulting from past or future acquisitions or internal reorganizations may also adversely affect our operating results. Under purchase accounting, we allocate the total purchase price to an acquired company’s net tangible assets, amortizable intangible assets and in-process research and development based on their fair values as of the date of the acquisition and record the excess of the purchase price over those fair values as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. As a result, any of the following or other factors could result in material charges that would adversely affect our results:

•	Loss on impairment of goodwill and/or other intangible assets due to economic conditions or an extended decline in the market price of our stock below book value;

•	Changes in the useful lives or the amortization of identifiable intangible assets;

•	Accrual of newly identified pre-merger contingent liabilities, in which case the related charges could be required to be included in earnings in the period in which the accrual is determined to the extent it is identified subsequent to the finalization of the purchase price allocation;

•	Charges to income to eliminate certain JDA pre-merger activities that duplicate those of the acquired company or to reduce our cost structure; and

•	Changes in deferred tax assets and valuation allowances.

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

We sold 50,000 shares of a new designated series of preferred stock (the “Series B Convertible Preferred Stock”) to funds affiliated with Thoma Bravo, LLC in connection with our acquisition of Manugistics Group, Inc. on July 5, 2006. The Series B Convertible Preferred Stock contain certain voting rights that require us to get approval of a majority of the holders if we want to take certain actions, including a change in control. These voting rights could discourage, delay or prevent a merger or acquisition that another stockholder may consider favorable.

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

We currently lease office space in the Americas for 11 regional sales and support offices across the United States, Canada and Latin America, and for 12 other international sales and support offices located in major cities throughout Europe, Asia, Australia, Japan and our Center of Excellence facilities in Hyderabad, India. The leases are primarily non-cancelable operating leases with initial terms ranging from one to 20 years that expire at various dates through the year 2018. None of the leases contain contingent rental payments; however, certain of the leases contain scheduled rent increases and renewal options. We expect that in the normal course of business most of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. We believe our existing facilities are adequate for our current needs and for the foreseeable future. As of December 31, 2008, we have approximately 33,000 square feet of excess office space under lease that we are trying to sublet. We also have approximately 13,000 square feet of excess office space in our corporate office facility that is available for lease.

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

Item 4.	Submission of Matters to a Vote of Security Holders — None during fourth quarter 2008.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol “JDAS.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock for the two most recent fiscal years as reported on NASDAQ.

Year Ended 2008	High	Low

1st Quarter	$20.74	$15.65
2nd Quarter	20.82	16.96
3rd Quarter	20.14	14.88
4th Quarter	15.18	10.07

Year Ended 2007	High	Low

1st Quarter	$16.25	$13.66
2nd Quarter	20.20	14.77
3rd Quarter	23.63	17.91
4th Quarter	25.51	19.11

On March 6, 2009, the closing sale price for our common stock was $9.75 per share. On this date, there were approximately 185 holders of record of our common stock. This figure does not reflect what we believe are more than 2,000 beneficial stockholders whose shares are held in nominee names by brokers and other institutions. We have never declared or paid any cash dividend on our common stock. Since we presently intend to retain future earnings to finance the growth and development of our business, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

See Item 1A for a discussion of factors which have and may continue to impact our operating results and adversely affect the market price of our common stock. See Item 12 for information regarding securities authorized for issuance under equity compensation plans.

Stock Performance Graph

The graph below compares the cumulative total return on our Common Stock with the NASDAQ Stock Market index (U.S. companies) and the cumulative total return of NASDAQ Computer and Data Processing Stocks (Peer Group) for the period from December 31, 2003 to December 31, 2008. The comparison assumes that $100 was invested on December 31, 2003 in our Common Stock and in each of the comparison indices, and assumes reinvestment of dividends.

Company/Index Name	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
JDA Software Group, Inc.	$100.00	$82.49	$103.01	$83.38	$123.87	$79.50
NASDAQ Stock Market (US Companies)	100.00	108.84	111.16	122.11	132.42	63.80
Computer and Data Processing Stocks (Peer Group)	100.00	104.86	97.83	106.96	111.79	61.95

The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. The selected consolidated financial data presented below under the captions “Consolidated Statement of Operations Data” and “Consolidated Balance Sheet Data” for, and as of the end of, each of the years in the five-year period ended December 31, 2008, are derived from the consolidated financial statements of JDA Software Group, Inc. The consolidated financial statements as of December 31, 2008 and 2007, and for each of the years in the three-year period ended December 31, 2008, together with the report of the independent registered public accounting firm, are included elsewhere herein.

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands except per share data)

Revenues:
Software licenses	$92,898	$73,599	$48,971	$58,508	$59,111
Maintenance services	182,844	178,198	129,290	86,417	80,240

Product revenues	275,742	251,797	178,261	144,925	139,451
Consulting services	104,072	110,893	90,085	64,901	71,251
Reimbursed expenses	10,518	10,885	9,121	5,997	6,172

Service revenues	114,590	121,778	99,206	70,898	77,423
Total revenues	390,332	373,575	277,467	215,823	216,874

Cost of Revenues:
Cost of software licenses	3,499	2,499	2,005	1,638	2,191
Amortization of acquired software technology	5,277	6,377	6,226	5,009	5,158
Cost of maintenance services	45,734	45,242	31,793	22,700	19,975

Cost of product revenues	54,510	54,118	40,024	29,347	27,324
Cost of consulting services	81,954	83,131	65,828	50,882	53,229
Reimbursed expenses	10,518	10,885	9,121	5,997	6,172

Cost of service revenues	92,472	94,016	74,949	56,879	59,401
Total cost of revenues	146,982	148,134	114,973	86,226	86,725

Gross Profit	243,350	225,441	162,494	129,597	130,149
Operating Expenses:
Product development	53,866	51,173	56,262	44,351	52,800
Sales and marketing	66,468	63,154	48,153	40,386	45,608
General and administrative	44,213	41,515	33,363	25,471	24,922
Provision for doubtful accounts	750	2,890	1,440	1,600	—
Amortization of intangibles	24,303	15,852	9,556	3,572	3,388
Restructuring charges and adjustments to acquisition-related reserves	8,382	6,208	6,225	2,439	6,105
Costs of terminated acquisition of i2 Technologies	25,060	—	—	—	—
Loss on impairment of goodwill	—	—	—	9,713	—
Loss on impairment of trademarks	—	—	200	200	1,100
Relocation costs to consolidate development and support activities	—	—	—	—	—
Gain on sale of office facility	—	(4,128)	—	—	—

Total operating expenses	223,042	176,664	155,199	127,732	133,923

Operating Income (Loss)	20,308	48,777	7,295	1,865	(3,774)
Interest expense and amortization of loan fees	(10,349)	(11,836)	(7,645)	(162)	(205)
Finance costs on terminated acquisition of i2 Technologies	(5,292)	—	—	—	—
Interest income and other, net	2,791	3,476	3,857	2,799	2,335
Change in fair value of Series B Preferred Stock conversion feature	—	—	(3,086)	—	—
Net gain on acquisition breakup fee	—	—	—	—	1,200

Income (Loss) Before Income Taxes	7,458	40,417	421	4,502	(444)
Income tax (provision) benefit	(4,334)	(13,895)	(867)	2,458	2,453

Net Income (Loss)	3,124	26,522	(466)	6,960	2,009
Adjustment to increase the carrying amount of the Series B Preferred Stock to its redemption value	—	—	(10,898)	—	—

Income (Loss) Applicable to Common Shareholders	$3,124	$26,522	$(11,344)	$6,960	$2,009

Basic Earnings (Loss) Per Share Applicable to Common Shareholders	$.09	$.79	$(.39)	$.24	$.07

Diluted Earnings (Loss) Per Share Applicable to Common Shareholders	$.09	$.76	$(.39)	$.24	$.07

SHARES USED TO COMPUTE:
Basic Earnings (Loss) Per Share Applicable to Common Shareholders	34,339	33,393	29,232	28,825	29,072

Diluted Earnings (Loss) Per Share Applicable to Common Shareholders	35,185	34,740	29,232	29,290	29,494

Consolidated Balance Sheet Data:

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Cash and cash equivalents	$32,696	$95,288	$53,599	$71,035	$61,344
Marketable securities	—	—	—	40,472	35,778
Working capital	32,139	67,863	41,103	119,032	94,820
Goodwill and other intangible assets(1)	282,489	311,355	345,000	103,436	121,588
Total assets(1),(2)	524,776	622,225	624,744	330,572	332,567
Long-term debt(1),(2)	—	92,536	137,813	—	—
Redeemable preferred stock(1)	50,000	50,000	50,000	—	—
Stockholders’ equity(3)	341,495	335,796	290,352	281,966	276,185

(1)	The increase in total assets in 2006 resulted primarily from the goodwill and other intangible assets recorded in the acquisition of Manugistics Group, Inc. in July 2006. To finance the acquisition, we entered into a credit agreement for $175 million of aggregate long-term loans and issued 50,000 shares of Series B Preferred Stock for $50 million in cash to a private equity investment firm. See the footnotes to the Consolidated Financial Statements for a complete discussion of the transaction.

(2)	The decrease in total assets in 2008 resulted primarily from the payment of a $20 million one-time reverse termination fee and $6.8 million of other finance and related costs associated with the terminated acquisition of i2 Technologies and the remaining $99.6 million of long-term borrowings. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the footnotes to the Consolidated Financial Statements for a complete discussion of these transactions.

(3)	We have never declared or paid a cash dividend on our common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Significant Trends and Developments in Our Business

Outlook and Guidance for First Quarter 2009.  The following summarizes our guidance for first quarter 2009 and includes our estimated ranges for software revenues and total revenues:

Guidance for First Quarter 2009
	Low End	High End

Software revenues	$16.0 million	$23.0 million
Total revenues	$83.5 million	$93.0 million

The Company has historically provided annual rather than quarterly guidance for software revenues, total revenues and GAAP earnings per share. The reason for doing this has always been that our business does not typically operate on a 90-day sales cycle, and if the period of time covered by a projection is shortened (i.e., quarterly vs. annual), we believe it increases the risk of error, particularly with respect to the estimated timing of software deals.

However, in light of the highly uncertain economic conditions, we are modifying our approach to providing guidance in 2009. For the foreseeable future, we will provide quarterly guidance for software revenues and total revenues using fairly wide ranges in an attempt to mitigate the risks associated with the shortened forecast window. With the uncertain economic environment as we enter 2009, we believe it is better to give quarterly guidance for each quarter as we see it and to assume the inherent risk of error rather than set potentially unnecessary pessimistic expectations for 2009. We will complement our quarterly guidance with other qualitative information such as a description of our pipeline and other important trends that have or may potentially impact our operating results.

Software sales will continue to be a leading indicator for our business. Software sales in fourth quarter 2008 were positively impacted by normal seasonal fluctuations, including a year-end desire by our customers to spend money on software using their 2008 budget rather than risk losing the funds in 2009. This year-end “budget-flush” spending has somewhat reduced our sales pipeline as we enter first quarter 2009. This is consistent with our historical patterns, and, as a result, we believe the decrease is temporary in nature rather than a long-term trend, and that our sales pipeline will recover. We also believe we have some large sales opportunities in the first half of 2009. Software sales in fourth quarter 2008 were characterized by a strong performance in large transactions ≥$1.0 million (“large transactions”), including an $11.5 million deal with an Americas-based customer, whereas we currently expect software sales in first quarter 2009 to be driven primarily by mid-size software sales opportunities in the $300,000 to $700,000 range, similar to first quarter 2008.

In evaluating our sales pipeline for the first half of 2009, we believe the weak economy may be driving the businesses in our target markets to achieve more process and efficiency improvements in their existing business assets. We believe this scenario favors our solution offerings as they are designed to provide a quick return on investment and are squarely targeted at some of the largest profit drivers in a customer’s business. Not only do our solutions enable companies to free up working capital by increasing inventory turns and reducing on-hand inventory balances, but they also increase sales by improving customer service levels, reduce labor costs and enable improved execution of synchronized and optimized business processes, both within the enterprise and between trading partners. While it is true that the economic crisis has been fatal for some of the weaker companies in our target market, we believe a much larger percentage will survive and some will even take advantage of this situation to expand their market share.

We believe our maintenance business will continue to provide highly profitable revenue streams in first quarter 2009. Volatility in the foreign currency exchange rates will continue to be the greatest risk in our efforts to maximize maintenance revenue performance. For example, maintenance services revenues in 2008 include a $2.2 million unfavorable foreign exchange rate variance compared to 2007. In addition, we experienced a $2.1 million unfavorable sequential foreign exchange rate variances in maintenance service revenues in fourth quarter 2008 compared to third quarter 2008. Both of these unfavorable foreign exchange rate variances were due primarily to the strengthening of the US Dollar against European currencies during the last three months of the year. If the currency exchange rates that existed in the fourth quarter continue or if there is additional strengthening of the US Dollar against the European currencies, we will experience another sequential decline in maintenance revenues in first quarter 2009. We significantly expanded our customer support headcount at the CoE during 2008. As our maintenance install-base grows, we believe our efforts to shift resources off-shore will enables us to maintain the same level of customer support service, while lowering our costs and preserving our maintenance services margins in 2009, despite the impact that unfavorable foreign exchange rate variances may have on maintenance revenues. Support renewal trends in our install-base remain steady, and our average annualized retention rates remain strong at 94%.

Our consulting services business continues to under-perform against their operating plan. The consulting services business has been impacted by low rate competition, fixed price engagements and by our product mix, which for several years has favored solutions that require less implementation services. We have also seen an increased interest and lower pricing from off-shore systems integrators and smaller specialist consulting firms on some of our projects, particularly in North America, which has diluted the consulting revenues that we receive from these projects. Furthermore, the average length of time between the execution of a software license and the actual commencement of the related implementation project appears to be increasing. As a result, the timing of consulting services revenues on new projects has become harder to predict, which has resulted in increased resource planning and allocation challenges.

We continue to address operational and execution issues in our consulting services business. We have revamped our market strategy and approach for these services, including the reorganization of our senior practice teams in North America in order to ensure greater continuity and effectiveness in our processes, from services proposal through to final project execution. As part of the organizational changes, we are expanding the overall value proposition and operating effectiveness of our services offerings in 2009 by combining them under a single global organization called JDA Services. The various service units will share resources, work load, effort, strategy, business development and customer interactions. We have promoted Chris Moore to the newly created position of Executive Vice President of Services. Mr. Moore will have combined responsibility for both our consulting services and customer support groups. Mr. Moore most recently served as our Senior Vice President, Customer Support Solutions. We believe this integration creates new opportunities for efficiencies across the Company, and enables us to establish new service-based programs and further develop our Managed Services offering which expands our existing hosted services. We believe the Managed Services offering will provide customers with effective alternatives, particularly during the current economic environment, to reduce their costs of operation, operate effectively with constrained resources, leverage outside domain expertise to augment their personnel and to improve the value they derive from their JDA products. We have also introduced a new program called Premium Access that is designed to provide a cohesive and supplemental support process encompassing our product development, product management and customer support teams in order to streamline implementations of new products and major product releases that we have identified as riskier and potentially less profitable for our consulting services business.

We believe our investment in and overall shift in service resources to the CoE during the past year will have a positive impact on our consulting services business and service margins in 2009, absent any significant impact from a further decline in overall market conditions. We have recruited and trained a highly qualified team of consulting resources at the CoE that we believe has significantly expanded our overall capacity and will provide us with the potential to substantially reduce our operating costs without compromising the quality of our services (see “We Have Successfully Expanded our Operations in India and Created a Center of Excellence” section below). Our challenge and focus in 2009 is to more fully leverage the service capabilities of the CoE and increase the volume of work and implementation projects cycled through this facility. We expect a significant portion of our Managed Services offering to be performed by the resources at the CoE. We also believe the lower rates we are able to offer on services performed through the CoE will be well accepted in the market right now and enhance our competitive position.

We Have Successfully Expanded our Operations in India and Created a Center of Excellence.  We acquired our first off-shore development facility in Hyderabad, India with the Manugistics acquisition in July 2006. At that time, the operation employed approximately 200 associates and was primarily focused on product development. Our major strategic initiative in 2008 was to expand our operations in India and create a comprehensive CoE that encompassed additional off-shore product development activities, customer implementation services, customer support services and internal administrative services. We incurred approximately $5.0 million of incremental costs in 2008 to implement these changes, primarily related to the addition of new associates at the Hyderabad facility. The costs of this investment were more than offset by reductions in our on-shore headcount that resulted in an overall net cost savings to the Company of approximately $1.3 million in 2008. During 2008, we added 188 FTE at the CoE including associates with necessary skill sets in product development (92 FTE), customer implementation services (43 FTE), customer support services (34 FTE) and internal administrative and other (19 FTE) and reduced our on-shore headcount by 66 FTE. Our retention rates for Indian associates have been higher than our original expectations and were approximately 90% in 2008. We believe the CoE has and will continue to fundamentally improve our competitiveness and profitability while improving our service levels, and we expect to be able to take full advantage of this investment in 2009.

We believe the CoE provides an improved business model for JDA that enhances growth potential and operating results by:

➢	Accelerating the development of new solutions and innovations through expanded R&D bandwidth;

➢	Increasing the breadth and competitiveness of our consulting services through a blended delivery offering that combines high value on-shore consulting expertise and project management with lower cost off-shore resources;

➢	Enhancing our customer support service through faster resolution of complex customer issues;

➢	Accelerating the development of training content;

➢	Reducing the total cost of ownership of our solutions;

➢	Improving our competitiveness against service providers that already operate low cost off-shore facilities, and against small, low-cost on-shore service providers;

➢	Accelerating the development of common business processes between major departments within JDA;

➢	Increasing our ability to take advantage of technology to optimize our internal operations; and

➢	Lowering our operating costs and improving our operating margins.

The CoE is designed to complement and enhance our existing on-shore business model, not replace it. Our goal is to achieve all of these benefits without sacrificing our capability to work face-to-face with our customers, most of which are in the Americas and Europe.

We Will Continue to Actively Look for Strategic Acquisition Opportunities in 2009.  We are disappointed that our proposed acquisition of i2 Technologies was terminated in December 2008. We believe this termination was necessary due to the adverse effect of the continuing credit crisis. The ultimate credit terms available in the underwritten credit facilities would have resulted in unacceptable risks and costs to the combined company. We continue to believe that acquisitions are an integral part of our overall growth plan and that the current environment is likely to create other acquisition opportunities at reasonable prices. As a result, we are actively looking for strategic acquisition opportunities in 2009 that can deliver the kind of results that we achieved in the acquisition of Manugistics Group, Inc., and drive significant accretion for the Company even in these tough economic times. However, without improvement in the availability and terms of credit for acquisitions, we may not be able to successfully pursue and complete significant acquisition opportunities

Summary of 2008 Results.  Software license sales in 2008 increased 26% to $92.9 million compared to $73.6 million in 2007. This increase includes a 59% increase in software license sales in the Americas region, offset in part by decreases in software license sales of 15% and 24% in the European and Asia/Pacific regions, respectively. We believe our competitive position remains strong and that we have maintained consistent competitive win rates in our markets. We continue to have significant back-selling opportunities as $68.7 million, or 74% of our software license sales in 2008 came from our install base customers compared to $47.5 million, or 65% in 2007. The increase in software license sales to install base customers in 2008 compared to 2007 was offset in part by a $2.0 million or 8% decrease in sales to new customers. Our average selling prices (“ASP”) continue to increase as we believe we have been able to successfully market the high return on investment of our solutions. Our overall ASP increased to $687,000 per deal in 2008 compared to $324,000 in 2007. Furthermore, ASPs have increased across all of our product lines with the exception of our Store Systems solutions and Space & Category Management solutions.

We believe our target market recognizes JDA as a specialized, domain-focused company with the financial strength, breadth and depth of product line, services expertise and ability to invest in new innovation that positions us to be a long-term contender in the supply chain market and to compete successfully against large horizontal enterprise application companies in head-to-head sales opportunities, particularly those involving our supply chain planning, forecasting and optimization solutions. Additionally, our leadership in demand forecasting and replenishment, planning and optimization solutions often creates opportunities for us to enhance existing ERP installations, reducing the effect of direct competition from these large companies. We closed 19 large transactions in 2008, the largest being an $11.5 million deal with an Americas-based customer, compared to 10 large transactions in 2007.

The following tables summarize software license revenue by region for 2008 and 2007:

Software License Revenues

Region	2008	2007	$Change	% Change

Americas	$67,046	$42,269	$24,777	59%
Europe	18,646	21,910	(3,264)	(15)%
Asia/Pacific	7,206	9,420	(2,214)	(24)%

Total	$92,898	$73,599	$19,299	26%

Software sales performance in the Americas region in 2008 compared to 2007, and in particular North America, continues to reflect the positive impact of the organizational changes that were made to the regional sales management team during the past two years. These changes significantly increased our business development efforts and improved the sales force execution and sales performance in the region. We continue to have a solid pipeline of sales opportunities in the Americas that includes both mid-size software deals and large transactions. The Americas is our largest region and, as a result, we believe the software sales performance in the region will continue to be a key driver of our overall success.

We are not satisfied with the performance of our European region, although we did see some improvement in the region’s sales performance in fourth quarter 2008. We have a sizeable sales pipeline in the region; however, we have not been able to fully capitalize on these opportunities. We are currently in the process of transitioning sales management and addressing other fundamental changes to the organizational structure to improve the performance in the European region. In addition, we continue to focus on the region’s business development activities in order to expand the quality and number of opportunities in the European sales pipeline. We also reorganized sales management in the Asia/Pacific region during 2008, and have a substantially new sales team in place as we enter 2009. We believe these changes will have a positive effect and will continue to improve our sales execution in the region.

Maintenance services revenues increased 3% to $182.8 million in 2008 compared to 2007 and represented 46% and 48% of total revenues, respectively in these periods. Unfavorable foreign exchange rate variances decreased 2008 maintenance services revenues by $2.0 million compared to 2007 primarily due to the strengthening of the US Dollar against European currencies. Excluding the impact of the favorable foreign exchange rate variance, maintenance services revenues increased 4% in 2008, compared to 2007 as maintenance revenues related to new software sales, rate increases on annual renewals and reinstatements of previously cancelled maintenance agreements exceeded decreases in recurring maintenance revenues due to attrition. Renewal trends in our install-base remain steady and our average annualized retention rates remain strong at 94%. We believe our large annual recurring maintenance revenue base provides significant stability, and enhances our ability to maintain profitable operations.

Maintenance services gross profit dollars increased $4.1 million to $137.1 million in 2008 compared to $133.0 million in 2007, and represented 75% of maintenance services revenues in both periods. The increase in margin dollars in 2008 compared to 2007 is due primarily to the $4.6 million increase in maintenance services revenues and a $1.6 million increase in cost transfers for support personnel used to support consulting-related activities, offset in part by the costs associated with an 8% increase in average headcount in our support functions and a higher bonus payout due to the Company’s improved operating performance. During 2008 we reduced our on-shore customer support resources by 3 FTE and added 34 FTE in customer support-related functions at the CoE. We expect maintenance services margins to range between 74% and 76% in 2009. As of December 31, 2008, we had 296 employees in our customer support function compared to 265 at December 31, 2007.

Service revenues, which include consulting services, hosting services and training revenues, net revenues from our hardware reseller business and reimbursed expenses, decreased $7.2 million or 6% to $114.6 million in 2008 compared to $121.8 million in 2007. The decrease in 2008 compared to 2007 reflects a decrease in utilization and billable hours in the Europe and Asia/Pacific regions and lower average billing rates per hour in the Americas and Asia/Pacific regions as well as a $737,000 decrease in hosting services and our hardware reseller business, offset in part by a $518,000 increase in training services. Service revenues in 2007 also included the non-recurring favorable impact from the release of $3.4 million of previously deferred consulting revenue upon completion and final acceptance of a fixed bid project inherited from Manugistics. Our global utilization rate was 53% in 2008 compared to 55% in 2007, and our average blended global billing rates were $195 and $203 per hour, respectively in these periods.

Service gross profit dollars decreased $5.7 million to $22.1 million in 2008 compared to $27.8 million in 2007, and represented 19% and 23% of service revenues in these periods, respectively. The decrease in service margin dollars in 2008 compared to 2007 is due primarily to the $7.2 million decrease in service revenues, a $1.6 million increase in cost transfers from the customer support group for assistance with consulting-related activities, a higher bonus payout due to the Company’s improved operating performance and a $521,000 increase in outside contractor costs, offset in part by a decrease in costs resulting from a 5% decrease in average headcount. Service gross profit dollars for 2007 also included the $2.0 million favorable impact from the release of $3.4 million of previously deferred consulting revenue upon completion and final acceptance of a fixed bid project inherited from Manugistics, net of $1.4 million in related deferred costs that were released. Excluding the impact of the deferred revenues and costs on this project, our service margin was 22% in 2007. During 2008 we reduced our on-shore services organization by 34 FTE and added 43 FTE in service-related functions at the CoE. We currently anticipate that our service margins will remain in the low to mid 20% range in 2009. As of December 31, 2008 we had 438 employees in the services organization compared to 429 at December 31, 2007.

Product development expense increased $2.7 million or 5% to $53.9 million in 2008 compared to $51.2 million in 2007. The increase in product development expense in 2008 compared to 2007 is due primarily to a $2.5 million reduction in deferred costs resulting from the completion of certain on-going customer funded product development efforts in 2008 and a higher bonus payout due to the Company’s improved operating performance, offset in part by an $884,000 decrease in outside contractor costs. Additionally, although the average product development headcount increased 15% in 2008 compared to 2007, salaries and related benefits only increased 1% as new and replacement positions were filled with lower cost resources, including those added at the CoE. During 2008 we reduced our on-shore product development headcount by 23 FTE and added 92 FTE in product development-related functions at the CoE. As we continue with our plan to balance our on-shore and off-shore product development resources in 2009, we expect to be able to provide significant product development efforts at a lower cost. As of December 31, 2008 we had 531 people in product development compared to 462 at December 31, 2007.

Sales and marketing expense increased $3.3 million or 5% to $66.5 million in 2008 compared to $63.2 million in 2007. The increase in sales and marketing expense in 2008 compared to 2007 is due primarily to a $3.4 million increase in commissions due to the 26% increase in software sales and an $851,000 increase in marketing-related costs, offset in part by a $790,000 decrease in share-based compensation. As of December 31, 2008 we had 215 people in sales and marketing compared to 212 at December 31, 2007, including quota carrying sales associates of 66 and 68, respectively. Sales and marketing expense will continue to fluctuate quarterly with software license performance and the related impact on commission expense.

General and administrative expense increased $2.7 million or 6% to $44.2 million in 2008 compared to $41.5 million in 2007. The increase in general and administrative expense in 2008 compared to 2007 is due primarily to a 14% increase in average headcount that was substantially offset by a $482,000 decrease in outside contractor costs for assistance with internal system initiatives, a higher bonus payout due to the Company’s improved operating performance and a $267,000 increase in legal and accounting fees, offset in part by a $647,000 decrease in share-based compensation. During 2008 we added 22 FTE in administrative positions at the CoE, primarily in information technology functions. As of December 31, 2008 we had 238 people in general and administrative functions compared to 218 at December 31, 2007.

We recorded a provision for doubtful accounts of $750,000 in 2008 due to the increased number of bankruptcies in the retail sector and a provision for doubtful accounts of $2.9 million in 2007 primarily related to certain foreign receivables for which collection was doubtful.

Amortization of intangibles increased $8.5 million to $24.3 million in 2008 compared to $15.9 million in 2007 due primarily to a change in the estimated useful life of certain customer lists to reflect current trends in attrition. With this change, the quarterly amortization expense on customer lists increased approximately $2.1 million per quarter, beginning first quarter 2008 and continuing over the remaining useful life of the related customer lists which extend through June 2014. This change had a $0.16 per share impact (reduction) on basic and diluted earnings per share calculations for 2008.

We recorded restructuring charges of $8.0 million in 2008 primarily associated with our transition of certain on-shore activities to the CoE. The 2008 restructuring charges include $7.9 million for termination benefits, primarily related to a workforce reduction of 100 full-time employees (“FTE”) in product development, consulting and sales-related positions across all of our geographic regions and $119,000 for office closure and integration costs of redundant office facilities. In addition, we recorded $426,000 in net adjustments during 2008 to increase the acquisition reserves recorded in the acquisition of Manugistics. These adjustments were based on our revised estimates of the restructuring costs to exit certain activities of Manugistics and relate primarily to facility closures and employee severance and termination benefits.

Costs of Terminated Acquisition of i2 Technologies.  We expensed $30.4 million in costs associated with the terminated acquisition of i2 Technologies in fourth quarter 2008, including a $20 million non-refundable reverse termination fee, $5.1 million of legal, accounting and other acquisition-related fees that are included in operating expenses under the caption “Costs of terminated acquisition of i2 Technologies” and $5.3 million in finance costs related to loan origination and “ticking” fees on the debt financing commitments from Credit Suisse, Credit Suisse Securities (USA) LLC, Wachovia Bank, National Association and Wachovia Capital Markets, LLC that are included in other income (expense) under the caption “Finance costs on terminated acquisition of i2 Technologies.” As of December 31, 2008, $3.6 million of these costs, primarily $1.9 million in “ticking” fees and $1.3 million in legal fees, had not been paid and are included in the consolidated balance sheet under the caption “Accrued Expenses and other current liabilities.”

Performance Share Awards.  The Board approved a stock-based incentive program in 2008 (“2008 Performance Program”) that provided for the issuance of contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we were able to achieve a defined performance threshold goal in 2008. The performance threshold goal was defined as $95 million of adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which excludes certain non-routine items. A partial pro-rata issuance of performance share awards would be made if we achieved a minimum adjusted EBITDA performance threshold. The Company’s actual 2008 adjusted EBITDA performance, which exceeded the defined performance threshold goal of $95 million, was approved by the Board in January 2009 and qualified participants to receive approximately 106% of their target awards. In total, 222,838 performance share awards were issued in January 2009 with a grant date fair value of $3.9 million. The performance share awards vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. The Company’s performance against the defined performance threshold goal was evaluated on a quarterly basis throughout 2008, and stock-based compensation recognized over requisite service periods that run from the date of board approval through January 2011. A deferred compensation charge of $3.9 million was recorded in the equity section of our balance sheet during 2008, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. We recognized $2.6 million in share-based compensation expense related to these performance share awards in 2008 which is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”

On February 5, 2009, the Board approved an amendment to the 2005 Incentive Plan to increase the number of shares of common stock issuable under the plan from 1,847,000 to 3,847,000 shares of common stock. We plan to ask for shareholder approval of this amendment and the additional 2,000,000 shares at our 2009 Annual Meeting of Stockholders scheduled to be held on May 11, 2009.

Restricted Stock Unit Awards.  In August 2006, the Board approved a special Manugistics Incentive Plan (“Integration Plan”). The Integration Plan provided for the issuance of contingently issuable restricted stock units under the 2005 Incentive Plan to executive officers and certain other members of our management team if we were able to successfully integrate the Manugistics acquisition and achieve a defined performance threshold goal in 2007. The performance threshold goal was defined as $85 million of adjusted EBITDA, which excludes certain non-routine items. A partial pro-rata issuance of restricted stock units would be made if we achieved a minimum performance threshold. The Board approved additional contingently issuable restricted stock units under the Integration Plan for executive officers and new participants in 2007. The Company’s actual 2007 adjusted EBITDA performance was approved by the Board in January 2008 and qualified participants for a pro-rata issuance equal to 99.25% of their target awards. In total, 502,935 restricted stock units were issued in January 2008 with a grant date fair value of $8.1 million. The restricted stock units vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. Through December 31, 2008, approximately 27,000 of the restricted stock units granted under the Integration Plan have been subsequently forfeited.

A deferred compensation charge of $8.1 million was recorded in the equity section of our balance sheet during 2007, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. Stock-based compensation is being recognized on a graded vesting basis over the requisite service periods that run from the date of the various board approvals through January 2010. No share-based compensation expense was recognized in 2006 related to the Integration Plan as management determined based on the Company’s historical experience it was not probable that the performance condition would be met. We recognized $1.1 million and $5.4 million in stock-based compensation expense related to these restricted stock unit awards in 2008 and 2007, respectively which is reflected in the consolidated statements of operations under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”

We recorded total share-based compensation expense of $4.3 million, $6.2 million and $656,000 related to 2005 Incentive Plan awards in 2008, 2007 and 2006, respectively and as of December 31, 2008 we have included $2.9 million of deferred compensation in stockholders’ equity. A summary of total share-based compensation by expense category for years ended December 31, 2007, 2006 and 2005 is as follows:

	2008	2007	2006

Cost of maintenance services	$319	$445	$4
Cost of consulting services	307	678	15
Product development	550	483	7
Sales and marketing	1,058	1,848	51
General and administrative	2,090	2,737	583

Total stock-based compensation	$4,324	$6,191	$660

In January 2009, the Board approved a stock-based incentive program for 2009 (“2009 Performance Program”). The 2009 Performance Program provides for the issuance of contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we are able to achieve a defined adjusted EBITDA performance threshold goal in 2009. A partial pro-rata issuance of performance share awards will be made if we achieve a minimum adjusted EBITDA performance threshold. The 2009 Performance Program initially provides for up to 593,659 of targeted contingently issuable performance share awards with a fair value of approximately $7.9 million. The performance share awards, if any, will be issued after the approval of our 2009 financial results in January 2010 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period. The Company’s performance against the defined performance threshold goal will be evaluated on a quarterly basis throughout 2009 and share-based compensation recognized over the requisite service period that runs from January 13, 2009 (the date of board approval) through January 2012 pursuant to the guidance in SFAS No. 123 (R). If we achieve the defined performance threshold goal we would expect to recognize approximately $5.3 million of the award as share-based compensation in 2009.

Employee Stock Purchase Plan.  An Employee Stock Purchase Plan (“2008 Purchase Plan”) was adopted by the Board and approved by stockholders in May 2008. The 2008 Purchase Plan has an initial reserve of 1,500,000 shares and provides eligible employees with the ability to defer up to 10% of their earnings for the purchase of our common stock on a semi-annual basis at 85% of the fair market value on the last day of each six-month offering period. The initial six-month offering period began August 1, 2008 with the first scheduled purchase on February 1, 2009. The plan is considered compensatory under SFAS No. 123 (R) and as a result, stock-based compensation will be recognized on the last day of each six-month offering period in an amount equal to the difference between the fair value of the stock on the date of purchase and the discounted purchase price. No share-based compensation expense was recorded for the 2008 Purchase Plan during 2008. A total of 100,028 shares of common stock were purchased on February 1, 2009 at a price of $9.52 and we recorded $169,000 in share-based compensation expense.

On January 13, 2009, the Board of Directors approved a 2009 cash incentive bonus plan (“Incentive Plan”) for our executive officers. The Incentive Plan provides for $3.3 million in targeted cash bonuses if we are able to achieve a defined adjusted EBITDA performance threshold goal in 2009. Amounts are payable quarterly under the plan on the basis of the actual EBITDA achieved by the Company for the applicable quarter of 2009. A partial pro-rata cash bonus will be paid if we achieve a minimum adjusted EBITDA performance threshold. There is no cap on the maximum amount the executives can receive if the Company exceeds the defined annualized operational and software performance goals.

On March 5, 2009, the Board of Directors adopted a program to use up to $30.0 million of the Company’s cash resources to repurchase shares of our common stock in the open market or in private transactions at prevailing market prices during the 12-month period ending March 10, 2010.

Our Financial Position is Solid and We Are Generating Positive Cash Flow from Operations.  We had working capital of $32.1 million at December 31, 2008 compared to $67.9 million at December 31, 2007. The working capital balance at December 31, 2008 and December 31, 2007 includes $32.7 million and $95.3 million of cash and cash equivalents, respectively. We generated $47.1 million in cash flow from operating activities in 2008 compared to $79.7 million in 2007. Net accounts receivable were $79.4 million or 67 days sales outstanding (“DSO”) at December 31, 2008 compared to $74.7 million or 68 DSO at December 31, 2007. During 2008 we repaid the remaining $99.6 million of our long-term debt, expensed $30.4 million in costs associated with the terminated acquisition of i2 Technologies including a $20 million non-refundable reverse termination fee, had capital expenditures of $8.6 million and paid $4.2 million of direct costs related to the Manugistics acquisition.

We expect cash flow from operations to be positive in first quarter 2009. We also believe our cash and cash equivalents, net cash provided from operations and revolving credit facilities will provide adequate liquidity to meet our normal operating requirements for the foreseeable future. A major component of our positive cash flow is the collection of accounts receivable and the generation of cash earnings.

Results of Operations

The following table sets forth certain selected financial information expressed as a percentage of total revenues for the periods indicated and certain gross margin data expressed as a percentage of software license revenue, maintenance services revenue, product revenues or services revenues, as appropriate:

	Year Ended
	December 31,
	2008	2007	2006

Revenues:
Software licenses	24%	19%	18%
Maintenance services	47	48	46

Product revenues	71	67	64
Consulting services	26	30	33
Reimbursed expenses	3	3	3

Service revenues	30	33	36
Total revenues	100	100	100

Cost of Revenues:
Cost of software licenses	1	1	1
Amortization of acquired software technology	1	2	2
Cost of maintenance services	12	12	11

Cost of product revenues	14	15	14
Cost of consulting services	21	22	24
Reimbursed expenses	3	3	3

Cost of service revenues	24	25	27
Total cost of revenues	38	40	41

Gross Profit	62	60	59
Operating Expenses:
Product development	14	14	20
Sales and marketing	17	17	18
General and administrative	12	11	13
Provision for doubtful accounts	—	1	—
Amortization of intangibles	6	3	3
Restructuring charges and adjustments to acquisition-related reserves	2	2	2
Costs of terminated acquisition of i2 Technologies	6	—	—
Loss on impairment of trademarks	—	—	—
Gain on sale of office facility	—	(1)	—

Total operating expenses	57	47	56

Operating Income	5	13	3
Interest expense and amortization of loan fees	(3)	(3)	(3)
Finance costs on terminated acquisition of i2 Technologies	(1)
Interest income and other, net	1	1	1
Change in fair value of Series B Preferred Stock conversion feature	—	—	(1)

Income (Loss) Before Income Taxes	2	11	—
Income tax (provision) benefit	(1)	(4)	(1)

Net Income (Loss)	1%	7%	—%

Gross margin on software licenses	96%	97%	96%
Gross margin on maintenance services	75%	75%	75%
Gross margin on product revenues	80%	79%	78%
Gross margin on service revenues	19%	23%	24%

The following table sets forth a comparison of selected financial information, expressed as a percentage change between 2008 and 2007, and between 2007 and 2006. In addition, the table sets forth cost of revenues and product development expenses expressed as a percentage of the related revenues:

		% Change		% Change
	2008	2008 vs 2007	2007	2007 vs 2006	2006

Revenues:

Software licenses	$92,898	26%	$73,599	50%	$48,971
Maintenance	182,844	3%	178,198	38%	129,290

Product revenues	275,742	9%	251,797	41%	178,261
Service revenues	114,590	(6)%	121,778	23%	99,206

Total revenues	390,332	4%	373,575	35%	277,467

Cost of Revenues:
Software licenses	3,499	40%	2,499	25%	2,005
Amortization of acquired software technology	5,277	(17)%	6,377	2%	6,226
Maintenance services	45,734	1%	45,242	42%	31,793

Product revenues	54,510	1%	54,118	35%	40,024
Service revenues	92,472	(2)%	94,016	25%	74,949

Total cost of revenues	146,982	(1)%	148,134	29%	114,973

Gross Profit	243,350	8%	225,441	39%	162,494

Operating Expenses:
Product development	53,866	5%	51,173	(9)%	56,262
Sales and marketing	66,468	5%	63,154	31%	48,153
General and administrative	44,213	6%	41,515	23%	33,363

	164,547	6%	155,842	13%	137,778

Provision for doubtful accounts	750	(74)%	2,890	106%	1,440

Amortization of intangibles	24,303	53%	15,852	66%	9,556

Restructuring charges and adjustments to acquisition-related reserves	8,382	35%	6,208	—%	6,225
Costs of terminated acquisition of i2 Technologies	25,060	100%	—	—%	—
Gain on sale of office facility	—	(100)%	(4,128)	100%	—

Operating income	$20,308	(58)%	$48,777	569%	$7,295

Cost of Revenues as a% of related revenues:
Software licenses	4%		3%		4%
Maintenance services	25%		25%		25%
Product revenues	20%		21%		22%
Service revenues	81%		77%		76%
Product Development as a% of product revenues	20%		20%		32%

The following tables set forth selected comparative financial information on revenues in our business segments and geographical regions, expressed as a percentage change between 2008 and 2007, and between 2007 and 2006. In addition, the tables set forth the contribution of each business segment and geographical region to total revenues in 2008, 2007 and 2006, expressed as a percentage of total revenues:

	Retail		Manufacturing & Distribution		Services Industries
	2008 vs 2007	2007 vs 2006	2008 vs 2007	2007 vs 2006	2008 vs 2007	2007 vs 2006

Software licenses	40%	38%	6%	46%	23%	2,269%
Maintenance services	7%	21%	(2)%	54%	9%	94%

Product revenues	18%	26%	—%	52%	17%	281%
Service revenues	(10)%	(6)%	(5)%	134%	31%	135%

Total revenues	7%	12%	(1)%	67%	23%	197%
Product development	10%	(30)%	(6)%	23%	46%	201%
Sales and marketing	10%	24%	(5)%	29%	22%	306%
Operating income (loss)	22%	77%	(1)%	95%	450%	124%

	Retail			Manufacturing & Distribution			Services Industries
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Contribution to total revenues	54%	52%	63%	41%	43%	35%	5%	5%	2%

	The Americas		Europe		Asia/Pacific
	2008 vs 2007	2007 vs 2006	2008 vs 2007	2007 vs 2006	2008 vs 2007	2007 vs 2006

Software licenses	59%	44%	(15)%	54%	(24)%	73%
Maintenance services	2%	41%	2%	36%	11%	20%

Product revenues	17%	42%	(3)%	41%	(4)%	38%
Service revenues	(7)%	16%	2%	78%	(14)%	13%

Total revenues	9%	31%	(2)%	49%	(8)%	27%

	The Americas			Europe			Asia/Pacific
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Contribution to total revenues	69%	66%	68%	22%	24%	22%	9%	10%	10%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Product Revenues

Software Licenses.

Retail.  Software license revenues in this reportable business segment increased 40% in 2008 compared to 2007 due primarily to an increase in the number of large transactions to both new and existing customers. There were 12 large transactions in this reportable business segment in 2008 compared to six in 2007.

Manufacturing & Distribution.  Software license revenues in this reportable business segment increased 6% in 2008 compared to 2007 due primarily to a increase in the number and average sales price of large transactions. There were four large transactions in this reportable business segment in 2008 compared to three in 2007.

Services Industries.  Software license revenues in this reportable business segment increased 23% in 2008 compared to 2007 due primarily to an increase in the number and average sales price of large transactions. There were three large transactions in this reportable business segment in 2008 compared to one in 2007.

Regional Results.  Software license revenues in the Americas region increased 59% in 2008 compared to 2007 due primarily to an increase in the number of large transactions to both new and install-base customers. There were 14 large transactions in the Americas region in 2008, including one unusually large $11.5 million license, compared to five in 2007.

Software license revenues in the European region decreased 15% in 2008 compared to 2007 due primarily to a decrease in the volume of small to mid-size software license sales with new customers, offset in part by an increase in follow-on sales to existing customers for new products or to expand the scope of an existing license. There were four large transactions in the European region in 2008 compared to three in 2007.

Software license revenues in the Asia/Pacific region decreased 24% in 2008 compared to 2007 due primarily to a decrease in the number of large transactions and follow-on sales to existing customers for new products or to expand the scope of an existing license, offset in part by an increase in the volume of small to mid-size software license sales to new customers. There was one large transaction in the Asia/Pacific region in 2008 compared to two in 2007.

Maintenance Services.  Maintenance services revenues increased 3% to $182.8 million in 2008 compared to 2007 and represented 47% and 48% of total revenues, respectively in these periods. Unfavorable foreign exchange rate variances decreased 2008 maintenance services revenues by $2.0 million compared to 2007 primarily due to the strengthening of the US Dollar against European currencies. Excluding the impact of the favorable foreign exchange rate variance, maintenance services revenues increased 4% in 2008 compared to 2007 as maintenance revenues related to new software sales, rate increases on annual renewals and reinstatements of previously cancelled maintenance agreements exceeded decreases in recurring maintenance revenues due to attrition.

Service Revenues

Service revenues, which include consulting services, hosting services and training revenues, net revenues from our hardware reseller business and reimbursed expenses, decreased $7.2 million or 6% to $114.6 million in 2008 compared to $121.8 million in 2007. The decrease in 2008 compared to 2007 reflects a decrease in utilization and billable hours in the Europe and Asia/Pacific regions and lower average billing rates per hour in the Americas and Asia/Pacific regions as well as a $737,000 decrease in hosting services and our hardware reseller business, offset in part by a $518,000 increase in training services. Service revenues in 2007 also included the non-recurring favorable impact from the release of $3.4 million of previously deferred consulting revenue upon completion and final acceptance of a fixed bid project inherited from Manugistics. Fixed bid consulting services work represented 15% of total consulting services revenue in 2008 compared to 20% in 2007.

Cost of Product Revenues

Cost of Software Licenses.  The increase in cost of software licenses in 2008 compared to 2007 is due primarily to royalties on embedded 3rd party applications. A large portion of our software revenue growth is coming from products that have embedded 3rd party applications and/or require payments of higher royalty fee obligations, particularly the infrastructure and other products we acquired from Manugistics.

Amortization of Acquired Software Technology.  The decrease in amortization of acquired software technology in 2008 compared to 2007 is due to the cessation in amortization on certain acquired software technology that is now fully amortized.

Cost of Maintenance Services.  The cost of maintenance services was flat in 2008 compared to 2007 as the costs associated with an 8% increase in average headcount and a higher bonus payout due to the Company’s improved operating performance were substantially offset by a $1.6 million increase in cost transfers for support personnel used to support certain consulting-related activities.

Cost of Service Revenues

The decrease in cost of service revenues in 2008 compared to 2007 is due primarily to a decrease in costs resulting from a 5% decrease in average headcount, offset in part by a $1.6 million increase in cost transfers from the customer support group for assistance with consulting-related activities, a higher bonus payout due to the Company’s improved operating performance and a $521,000 increase in outside contractor costs. Cost of service revenues in 2007 also included the release of $1.4 million in deferred costs upon completion and acceptance of a fixed bid project inherited from Manugistics.

Gross Profit

The increase in total gross profit dollars in 2008 compared to 2007 is due to the $16.8 million increase in revenues and a $1.2 million decrease in cost of revenues. The decrease in cost of revenues is due primarily to the release of $1.4 million in deferred costs in 2007 upon completion and acceptance of the fixed bid project inherited from Manugistics. The gross margin percentage increased to 62% in 2008 compared to 60% in 2007 due to the higher mix of product revenues to total revenues.

Service gross profit dollars decreased $5.7 million to $22.1 million in 2008 compared to $27.8 million in 2007, and represented 19% and 23% of service revenues in these periods, respectively. The decrease in service margin dollars in 2008 compared to 2007 is due primarily to the $7.2 million decrease in service revenues, a $1.6 million increase in cost transfers from the customer support group for assistance with consulting-related activities, a higher bonus payout due to the Company’s improved operating performance and a $521,000 increase in outside contractor costs, offset in part by a decrease in costs resulting from a 5% decrease in average headcount. Service gross profit dollars for 2007 also include a $2.0 million favorable impact from the release of $3.4 million of previously deferred consulting revenue upon completion and final acceptance of a fixed bid project inherited from Manugistics, net of $1.4 million in related deferred costs that were also released.

Operating Expenses

Product Development.  The increase in product development expense in 2008 compared to 2007 is due primarily to a $2.5 million reduction in deferred costs resulting from the completion of certain on-going customer funded product development efforts and a higher bonus payout due to the Company’s improved operating performance, offset in part by an $884,000 decrease in outside contractor costs. Additionally, although the average product development headcount increased 15% in 2008 compared to 2007, salaries and related benefits only increased 1% as new and replacement positions were filled with lower cost resources, including those added at the CoE.

Sales and Marketing.  The increase in sales and marketing expense in 2008 compared to 2007 is due primarily to a $3.4 million increase in commissions due to the 26% increase in software sales and an $851,000 increase in marketing-related costs, offset in part by a $790,000 decrease in share-based compensation.

General and Administrative.  The increase in general and administrative expense in 2008 compared to 2007 is due primarily to a 14% increase in average headcount that was substantially offset by a $482,000 decrease in outside contractor costs for assistance with internal system initiatives, a higher bonus payout due to the Company’s improved operating performance and a $267,000 increase in legal and accounting fees, offset in part by a $647,000 decrease in share-based compensation.

Provision of Doubtful Accounts.  We recorded a provision for doubtful accounts of $750,000 in 2008 due to the increased number of bankruptcies in the retail sector and a provision for doubtful accounts of $2.9 million in 2007 primarily related to certain foreign receivables for which collection was doubtful.

Amortization of Intangibles.  The increase in amortization of intangibles in 2008 compared to 2007 is due primarily to a change in the estimated useful life of certain customer lists to reflect current trends in attrition. With this change, the quarterly amortization expense on customer lists increased approximately $2.1 million per quarter, beginning first quarter 2008 and continuing over the remaining useful life of the related customer lists which extend through June 2014. This change had a $0.16 per share impact (reduction) on basic and diluted earnings per share calculations for 2008.

Restructuring Charges and Adjustments to Acquisition Reserves.  We recorded restructuring charges of $8.0 million in 2008 primarily associated with our transition of certain on-shore activities to our Center of Excellence (“CoE”) in India. The 2008 restructuring charges include $7.9 million for termination benefits, primarily related to a workforce reduction of 100 full-time employees (“FTE”) in product development, consulting and sales-related positions across all of our geographic regions and $119,000 for office closure and integration costs of redundant office facilities. In addition, we recorded $426,000 in net adjustments during 2008 to increase the acquisition reserves recorded in the acquisition of Manugistics. These adjustments were based on our revised estimates of the restructuring costs to exit certain activities of Manugistics and relate primarily to facility closures and employee severance and termination benefits.

We recorded restructuring charges of $6.2 million in 2007 that included $5.9 million for termination benefits and $292,000 for office closures. The termination benefits were primarily related to a workforce reduction of approximately 120 full-time employees (“FTE”) in our Scottsdale, Arizona product development group as a direct result of our decision to standardize future product offerings on the JDA Enterprise Architecture platform and a reduction of approximately 40 FTE in our worldwide consulting services group. The office closure charge was for the closure and integration costs of redundant office facilities.

Costs of Terminated Acquisition of i2 Technologies.  We expensed $30.4 million in costs associated with the terminated acquisition of i2 Technologies in fourth quarter 2008, including a $20 million non-refundable reverse termination fee, $5.1 million of legal, accounting and other acquisition-related fees that are included in operating expenses under the caption “Costs of terminated acquisition of i2 Technologies” and $5.3 million in finance costs related to loan origination and “ticking” fees on the debt financing commitments from Credit Suisse, Credit Suisse Securities (USA) LLC, Wachovia Bank, National Association and Wachovia Capital Markets, LLC that are included in other income (expense) under the caption “Finance costs on terminated acquisition of i2 Technologies.”

Gain on Sale of Office Facility.  During 2007 we sold a 15,000 square foot facility in the United Kingdom for approximately $6.3 million and recognized a gain of $4.1 million.

Operating Income

Operating income decreased $28.5 million to $20.3 million in 2008 compared to operating income of $48.8 million in 2007. The decrease in operating income resulted primarily from $25.1 million in costs associated with the terminated acquisition of i2 Technologies that are included in operating expenses under the caption “Costs of terminated acquisition of i2 Technologies,” an $8.4 million increase in amortization due to a change in the estimated useful life of certain customer list intangibles and a $2.2 million higher restructuring charge, together with increases in product development, sales and marketing and general and administrative expenses, offset in part by the 4% increase in total revenues and a $2.1 million lower bad debt provision. In addition, operating income in 2007 included a $4.1 million gain on the sale of an office facility in the United Kingdom that did not recur in 2008.

Operating income in our Retail reportable business segment increased to $59.3 million in 2008 compared to $48.6 million in 2007. The increase in operating income in this reportable business segment resulted primarily from a $22.3 million increase in product revenues and a $2.2 million decrease in total cost of revenues, offset in part by $7.7 million decrease in service revenues and a $6.2 million increase in operating costs for product development and sales and marketing activities.

Operating income in our Manufacturing and Distribution reportable business segment decreased slightly to $61.8 million in 2008 compared to $62.2 million in 2007. The decrease resulted primarily from a $1.9 million decrease in service revenues and a $1.1 million increase in total cost of revenues, offset in part by a $2.5 million decrease in operating costs for product development and sales and marketing activities. In addition, a 6% increase in software license revenues in 2008 compared to 2007 was substantially offset by a 2% decrease in maintenance services revenues due primarily to attrition.

Operating income in our Services Industries reportable business segment increased to $2.0 million in 2008 compared to $364,000 in 2007. The increase resulted primarily from increases in product and service revenues of $1.5 million and $2.4 million, respectively, offset in part by a $2.3 million increase in operating costs for product development and sales and marketing activities.

The combined operating income reported in the reportable business segments excludes $102.7 million and $62.3 million of general and administrative expenses and other charges in 2008 and 2007, respectively, that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segments.

Other Income (Expense)

Interest Expense and Amortization of Loan Fees.  We incurred interest expense of $6.8 million and recorded $3.5 million in amortization of loan origination fees in 2008 compared to $10.0 million and $1.8 million, respectively in 2007. The decrease in interest expense is due primarily to lower outstanding borrowings on our long-term debt in 2008 compared to 2007. During 2008 we repaid the remaining $99.6 million balance of our long-term debt, including $80.5 million on October 1, 2008. In addition, we made an $899,000 payment on October 5, 2008 in consideration for early termination of a related interest rate swap which is also included in interest expense. The increase in amortization of loan origination fees is due to the accelerated repayment of our long-term debt in 2008. All loan origination fees have now been fully amortized.

Interest Income and Other, Net.  We recorded interest income and other, net of $2.8 million in 2008 compared to $3.5 million in 2007. The decrease in interest income is due primarily to lower interest rates.

Income Tax Provision

A summary of the income tax provision recorded in 2008 and 2007 is as follows:

	2008	2007

Income before income taxes	$7,458	$40,417

Income tax (provision) benefit at federal statutory rate	$(2,610)	$(14,146)
Research and development credit	930	432
Meals, entertainment and other non-deductible expenses	(332)	(322)
State income taxes	(59)	(983)
Extra-territorial income exclusion	—	—
Change in fair value of Series B preferred stock conversion feature	—	—
Foreign tax rate differential	804	796
Other, net	(120)	161
Changes in estimate and foreign statutory rates	(2,582)	556
Interest and penalties on uncertain tax positions	(365)	(389)

Income tax (provision) benefit	$(4,334)	$(13,895)

Effective tax rate	58.1%	34.4%

The income tax provision in 2008 and 2007 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, but the income tax provisions do not include the excess tax benefits realized from the employee stock options exercised during these years of $1.4 million and $1.3 million, respectively. These excess tax benefits will reduce our income tax liabilities in future periods and result in an increase to additional paid-in capital as we are able to utilize them. During 2008 we recorded an immaterial adjustment to reverse the total excess tax benefit previously recognized in 2007 and 2006 of approximately $1.6 million which reduced additional paid-in capital and non-current deferred tax assets. The effective tax rate in 2008 is higher than the federal statutory rate of 35% due primarily to increases in the liability for unrecognized tax benefits related to prior year tax positions related to uncertainty regarding our ability to utilize certain foreign net operating loss carryforwards acquired in the acquisition of Manugistics and uncertainties regarding the validity of the income tax holiday in India. The effective tax rate in 2007 is lower than the federal statutory rate of 35% due to the impact of foreign tax rate differentials.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The operating results for 2007 include the impact of Manugistics for the entire year. The operating results for 2006 only include the impact of Manugistics from the date of acquisition (i.e., July 5, 2006) through December 31, 2006. The impact of the Manugistics acquisition on our product and service revenues in 2007 compared to 2006 is shown in the tables below which summarize (i) the various components of revenue with and without Manugistics and, (ii) software license results by region with and without Manugistics.

The following tables summarize the changes in the various components of revenue and software license revenue by region for the years ended December 31, 2007 and 2006 with and without Manugistics.

Combined JDA and Manugistics:

Revenues:	2007	2006	$Change	%Change

Software licenses	$73,599	$48,971	$24,628	50%
Maintenance services	178,198	129,290	48,908	38%

Product revenues	251,797	178,261	73,536	41%
Service revenues	121,778	99,206	22,572	23%

Total revenues	$373,575	$277,467	$96,108	35%

JDA Only:

Revenues:	2007	2006	$Change	%Change

Software licenses	$50,967	$39,167	$11,800	30%
Maintenance services	94,815	87,398	7,417	8%

Product revenues	145,782	126,565	19,217	15%
Service revenues	64,154	74,605	(10,451)	(14)%

Total revenues	$209,936	$201,170	$8,766	4%

Manugistics Only:

Revenues:	2007	2006	$Change	%Change

Software licenses	$22,632	$9,804	$12,828	131%
Maintenance services	83,383	41,892	41,491	99%

Product revenues	106,015	51,696	54,319	105%
Service revenues	57,624	24,601	33,023	134%

Total revenues	$163,639	$76,297	$87,342	114%

Software License Revenue by Region

Region	2007	2006	$Change	% Change

Americas (JDA)	$29,065	$24,441	$4,624	19%
Americas (Manugistics)	13,203	4,868	8,335	171%

Total Americas	$42,268	$29,309	$12,959	44%

Europe (JDA)	$15,766	$9,903	$5,863	59%
Europe (Manugistics)	6,145	4,328	1,817	42%

Total Europe	$21,911	$14,231	$7,680	54%

Asia/Pacific (JDA)	$6,136	$4,823	$1,313	27%
Asia/Pacific (Manugistics)	3,284	608	2,676	440%

Total Asia/Pacific	$9,420	$5,431	$3,989	73%

Total JDA	$50,967	$39,167	$11,800	30%
Total Manugistics	22,632	9,804	12,828	131%

Total	$73,599	$48,971	$24,628	50%

Product Revenues

Software Licenses.

Retail.  Software license revenues in this reportable business segment increased 38% in 2007 compared to 2006. Before considering the impact of Manugistics, software license revenues in this reportable business segment increased 40% in 2007 compared to 2006 primarily due to software license sales to new customers. There were six large transactions ≥$1.0 million in this reportable business segment in both 2007 and 2006. We closed 136 deals in this reportable business segment in 2007 compared to 96 in 2006.

Manufacturing & Distribution.  Software license revenues in this reportable business segment increased 46% in 2007 compared to 2006. Before considering the impact of Manugistics, software license revenues in this reportable business segment increased 10% in 2007 compared to 2006 due primarily to an increase in software license sales to new customers. There were three large transactions ≥$1.0 million in this reportable business segment in 2007 compared to none in 2006. We closed 151 deals in this reportable business segment in 2007 compared to 157 in 2006.

Services Industries.  Software license revenues in this reportable business segment resulted entirely from sales to customers of the Revenue Management product lines acquired from Manugistics. There was one large transaction ≥$1.0 million in this reportable business segment in 2007 compared to none in 2006. We closed nine deals in this reportable business segment in 2007 compared to none in 2006.

Regional Results.  Software license revenues in the Americas region increased 44% in 2007 compared to 2006. Before considering the impact of Manugistics, software license revenues in the Americas region increased 19% in 2007 compared to 2006 due primarily to improved sales execution and an increase in software license sales to new customers. There were five large transactions ≥$1.0 million in the Americas region in 2007 compared to two large transactions ≥$1.0 million in 2006.

Software license revenues in the Europe region increased 54% in 2007 compared to 2006. Before considering the impact of Manugistics, software license revenues in the Europe region increased 59% in 2007 compared to 2006 due to improved sales execution and an increase in software license sales to new customers. There were three large transactions ≥$1.0 million in the Europe region in 2007 compared to two large transactions ≥$1.0 million in 2006.

Software license revenues in the Asia/Pacific region increased 73% in 2007 compared to 2006. Before considering the impact of Manugistics, software license revenues in the Asia/Pacific region increased 27% in 2007 compared to 2006. There were two large transactions ≥$1.0 million in the Asia/Pacific region in 2007 compared to two large transactions ≥$1.0 million in 2006.

Maintenance Services.  Maintenance services revenues increased 38% in 2007 compared to 2006. Before considering the impact of Manugistics, maintenance services revenues increased 8% in 2007 compared to 2006. Maintenance services revenues in 2007 included a $5.1 million favorable foreign exchange rate variance compared to 2006. Excluding the impact of the favorable foreign exchange rate variance, maintenance services revenues increased 34% in 2007 compared to 2006.

Service Revenues

Service revenues increased 23% in 2007 compared to 2006. Before considering the impact of Manugistics, services revenues decreased 14% in 2007 compared to 2006 due to a $10.5 million decrease in service revenues from projects involving core JDA products. We believe this decrease was due to delays in the start of certain projects and the lag effect of lower software sales in the Americas and Asia/Pacific regions during early 2006.

Fixed bid consulting services work represented 20% of total consulting services revenue in 2007 compared to 14% in 2006.

Cost of Product Revenues

Cost of Software Licenses.  The increase in cost of software licenses in 2007 compared to 2006 resulted primarily from a $475,000 increase in third party royalties due on software sales involving Manugistics product lines.

Amortization of Acquired Software Technology.  The increase in amortization of acquired software technology in 2007 compared to 2006 resulted from amortization of software technology acquired in the Manugistics acquisition, offset in part by a decrease in amortization on software technology related to the Intactix suite of products that was fully amortized in 2007.

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

Gross Profit

The increase in gross profit dollars in 2007 compared to 2006 resulted primarily from the $87.3 million increase in revenue contribution from Manugistics and the 30% increase in software sales of core JDA products, offset in part by the $10.5 million decrease in service revenues from projects involving core JDA products, the increases in average headcount in our customer support and consulting services organizations to support the larger revenue streams and customer directed development activities, the $5.4 million increase in incentive compensation due to the Company’s improved operating performance and the $1.0 million increase in travel costs. Gross profit dollars for 2007 also included a $2.0 million favorable impact from the release of $3.4 million of previously deferred consulting revenue upon completion and final acceptance of a fixed bid project inherited from Manugistics, net of $1.4 million in related deferred costs that were also released. The gross margin percentage increased to 60% in 2007 compared to 59% in 2006 due to the higher mix of product revenues.

Services gross profit dollars increased $3.5 million in 2007 compared to 2006, however, service margins as a percentage of service revenues decreased to 23% in 2007 compared to 24% in 2006. The increase in service margin dollars was due primarily to the $33.0 million increase in services revenue contribution from Manugistics, offset in part by the 14% decrease in service revenues from projects involving core JDA products. Service margins as a percentage of service revenues decreased in 2007 primarily due to the higher average headcount, annual salary increases and higher incentive compensation due to the Company’s improved operating performance. Services gross profits for 2007 also included a $2.0 million favorable impact from the release of $3.4 million of previously deferred consulting revenue upon completion and final acceptance of a fixed bid project inherited from Manugistics, net of $1.4 million in related deferred costs that were also released.

Operating Expenses

Product Development.  The decrease in product development expense in 2007 compared to 2006 was due primarily to a 14% decrease in average headcount, which resulted in a $4.5 million decrease in salaries and related benefits, and the offset of $3.2 million in costs related to ongoing funded development efforts that were reimbursed by customers, offset in part by a $3.4 million increase in incentive compensation due to the Company’s improved operating performance. Product development expense in 2006 included $871,000 in charges related to the settlement of certain customer-specific situations, including $488,000 in charges related to the discontinuance of the PRO application during fourth quarter 2006.

Sales and Marketing.  The increase in sales and marketing expense in 2007 compared to 2006 was due primarily to a 17% increase in average headcount, a $4.3 million increase in sales commissions due to the 50% increase in software license sales and a $1.8 million increase in stock-based compensation due to the Company’s improved operating performance.

General and Administrative.  The increase in general and administrative expense in 2007 compared to 2006 was due primarily to a 9% increase in average headcount, which resulted in a $3.2 million increase in salaries and related benefits, a $3.8 million increase in incentive compensation due to the Company’s improved operating performance, including $2.2 million in stock-based compensation primarily related to the Manugistics Integration Incentive Plan, an $853,000 increase in outside contractor costs for assistance with internal system initiatives and an $832,000 increase in legal and accounting costs as result of the larger combined company and compliance costs incurred to implement FIN 48.

Provision for Doubtful Accounts.  The increase in the provision for doubtful accounts in 2007 compared to 2006 was primarily for certain foreign receivables for which collection is doubtful.

Amortization of Intangibles.  The increase in amortization of intangibles in 2007 compared to 2006 resulted from amortization of the customer list and trademark intangibles recorded in the acquisition of Manugistics.

Restructuring Charges.  We recorded restructuring charges of $6.2 million in 2007 that included $5.9 million for termination benefits and $292,000 for office closures. The termination benefits were primarily related to a workforce reduction of approximately 120 full-time employees (“FTE”) in our Scottsdale, Arizona product development group as a direct result of our decision to standardize future product offerings on the JDA Enterprise Architecture platform and a reduction of approximately 40 FTE in our worldwide consulting services group. The office closure charge was for the closure and integration costs of redundant office facilities.

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

Operating Income

Operating income increased $41.5 million to $48.8 million in 2007 compared to operating income of $7.3 million in 2006. The increase in operating income resulted primarily from a $96.1 million or 35% increase in total revenues, which included an $87.3 million increased revenue contribution from Manugistics, offset in part by an increase in average headcount, increases in incentive compensation and commissions due to the Company’s improved operating performance, a $7.4 million increase in amortization on intangibles recorded in the acquisition of Manugistics and a $1.5 million higher provision for doubtful accounts. In addition, we recorded a $4.1 million gain on the sale of an office facility in 2007.

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

The combined operating income reported in the reportable business segments excluded $62.3 million and $50.6 million of general and administrative expenses and other charges in 2007 and 2006, respectively, that were not directly identified with a particular reportable business segment and which management did not consider in evaluating the operating income (loss) of the reportable business segments.

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

Interest Income and Other, Net.  Interest income and other, net was $3.5 million in 2007 compared to $3.9 million in 2006. During second quarter 2006, we liquidated substantially all of our investments in marketable securities in order to generate cash to complete the acquisition of Manugistics.

Change in Fair Value of Series B Preferred Stock Conversion Feature

We recorded non-cash charges of $3.1 million in 2006 to reflect the change in the fair value of the conversion feature in the $50 million of Series B Preferred Stock issued in connection with the acquisition of Manugistics. The primary factor causing the change in the fair value of the conversion feature was the increase in our stock price from the close of acquisition on July 5, 2006 to October 20, 2006. The conversion feature as originally drafted was considered an embedded derivative under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and accordingly had been accounted for separately from the Series B Preferred Stock. On the date of issuance, we recorded a $10.9 million liability for the estimated fair value of the conversion feature and reduced the face value of the Series B Preferred Stock to $39.1 million. The language in the agreement describing the conversion feature did not reflect the original intent of the parties, and as a result, we filed a Certificate of Correction with the State of Delaware on October 20, 2006 to correct the definition of the cash redemption price in the original Designation of Rights, Preferences, Privileges and Restrictions of the Series B Preferred Stock. After this change, the conversion feature no longer met the bifurcation criteria in SFAS No. 133. See the footnotes to the consolidated financial statements for a complete description of this transaction.

Income Tax Provision

A summary of the income tax provision recorded in 2007 and 2006 is as follows:

	2007	2006

Income before income taxes	$40,417	$421

Income tax (provision) benefit at federal statutory rate	$(14,146)	$(143)
Research and development credit	432	—
Meals, entertainment and other non-deductible expenses	(322)	(112)
State income taxes	(983)	(218)
Extra-territorial income exclusion	—	576
Change in fair value of Series B preferred stock conversion feature	—	(1,050)
Foreign tax rate differential	796	(141)
Other, net	161	188
Changes in estimate and foreign statutory rates	556	33
Interest and penalties on uncertain tax positions	(389)	—

Income tax (provision) benefit	$(13,895)	$(867)

Effective tax rate	34.4%	205.9%

The income tax provision in 2007 and 2006 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, but the income tax provisions do not include the excess tax benefits realized from the employee stock options exercised during these years of $1.3 million and $330,000, respectively. These excess tax benefits were initially recorded as a reduction of our income tax liabilities and are included as an increase to additional paid-in-capital. During 2008 we recorded an immaterial adjustment to reverse the total excess tax benefit previously recognized in 2007 and 2006 of approximately $1.6 million which reduced additional paid-in capital and non-current deferred tax assets. The effective tax rate in 2007 is lower than the federal statutory rate of 35% due to the impact of foreign tax rate differentials. The effective tax rate in 2006 is higher than the federal statutory rate of 35% due primarily to the non-deductibility of the expense for the change in fair value of the conversion feature of the Series B Preferred Stock.

Liquidity and Capital Resources

We had working capital of $32.1 million at December 31, 2008 compared to $67.9 million at December 31, 2007. The working capital balance at December 31, 2008 and December 31, 2007 includes $32.7 million and $95.3 million of cash and cash equivalents, respectively. During 2008 we generated $47.1 million in cash flow from operating activities and repaid the remaining $99.6 million of our long-term debt, expensed $30.4 million in costs associated with the terminated acquisition of i2 Technologies including a $20 million non-refundable reverse termination fee, had capital expenditures of $8.6 million and paid $4.2 million of direct costs related to the Manugistics acquisition.

Net accounts receivable were $79.4 million or 67 days sales outstanding (“DSO”) at December 31, 2008 compared to $74.7 million or 68 days sales outstanding (“DSO”) at December 31, 2007. Our DSO results may fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenues that comes from software license sales which typically have installment payment terms, seasonality, shifts in customer buying patterns or industry mix of our customers, the timing of annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.

The following table compares year-to-year changes in the key components of our Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006:

		% Change		% Change
	2008	2008 to 2007	2007	2007 vs 2006	2006

Net cash provided from operating activities	$47,092	(41)%	$79,707	418%	$15,402
Net cash used in investing activities	(12,704)	(56)%	(8,158)	82%	(45,839)
Net cash provided by (used in) financing activities	(95,481)	(212)%	(30,590)	(269)%	11,352
Cash and cash equivalents (end of period)	32,696	(66)%	95,288	78%	53,559

Operating activities provided cash of $47.1 million, $79.7 million and $15.4 million in 2008, 2007 and 2006, respectively. The principle sources of our cash flow from operations are typically net income adjusted for depreciation and amortization and bad debt provisions, collections on accounts receivable and increases in deferred maintenance revenue. Cash flow from operating activities in 2008 was impacted by $30.4 million in costs paid and/or accrued in connection with the terminated acquisition of i2 Technologies, including a $20 million non-refundable reverse termination fee, $5.3 million in finance costs and $5.1 million of legal, accounting and other acquisition-related costs. Excluding the impact of the $30.4 million in costs related to the terminated acquisition less approximately $3.6 million of which were accrued but not paid as of December 31, 2008, cash flow from operating activities decreased $5.8 million to $73.9 million in 2008 compared to 2007. The decrease in cash flow from operating activities in 2008 compared to 2007 results primarily from an $8.2 million decrease in deferred taxes, a $6.7 million decrease in deferred revenue balances due primarily to unfavorable foreign exchange rate variances, a $6.6 million net increase in accounts receivable due to the higher volume of software sales in 2008 and a $2.1 million smaller bad debt provision, offset in part a $7.6 million increase in depreciation and amortization resulting primarily from a change in the estimated useful life of certain customer lists to reflect current trends in attrition, a $3.8 million larger increase in accrued expenses due to higher commissions and bonuses resulting from the Company’s improved operating performance in 2008, a $2.3 million decrease in prepaid expenses and a $1.9 million increase in amortization of loan origination fees due to the repayment of the remaining long-term debt borrowings in 2008. In addition, cash flow from operating activities in 2007 was reduced by a $4.1 million gain on the sale of an office facility in the United Kingdom that did not recur in 2008. The increase in cash flow from operating activities in 2007 compared to 2006 results primarily from a $27.0 million increase in net income, a $14.2 million larger net decrease in accounts receivable due to improved collection efforts, a $10.9 million decrease in deferred income taxes due primarily to the utilization of net operating losses, a $7.4 million increase in amortization on intangible balances recorded in the acquisition of Manugistics, a $5.5 million increase in stock-based compensation, primarily related to the Manugistics Integration Incentive Plan, and a $4.2 million larger increase in deferred revenue balances due to the timing of the annual renewal period for maintenance contracts assumed in the acquisition of Manugistics, offset in part by a $4.1 million gain on the sale of an office facility in the United Kingdom.

Investing activities utilized cash of $12.7 million, $8.2 million and $45.8 million in 2008, 2007 and 2006, respectively. Net cash used in investing activities in 2008 includes $8.6 million capital expenditures and the payment of $4.2 million of direct costs associated with the Manugistics acquisition. Net cash used in investing activities in 2007 includes $7.6 million in payment of direct costs related to the Manugistics acquisition and $7.4 million in capital expenditures, offset in part by $6.9 million in proceeds from the disposal of property and equipment, including $6.3 million from the sale of the office facility in the United Kingdom. Net cash utilized by investing activities in 2006 includes $72.9 million in net cash expended to acquire Manugistics, $8.0 million in capital expenditures and $6.7 million in payment of direct costs related to the Manugistics acquisition, offset in part by $40.4 million in net proceeds from sales and maturities of marketable securities to generate cash to complete the acquisition of Manugistics and the final $1.2 million payment on the promissory note receivable from Silvon Software, Inc.

Financing activities utilized cash of $95.5 million and $30.6 million in 2008 and 2007, respectively and provided cash of $11.4 million in 2006. Financing activities in 2008 and 2007 include the repayment of $99.6 million and $41.5 million of long-term debt, respectively incurred or assumed in the acquisition of Manugistics and as of December 31, 2008 all long-term borrowings have been repaid. Financing activities in 2006 include proceeds of $168.4 million from term loan borrowings, net of nearly $6.6 million of loan origination and other administrative fees, and the issuance of $50 million in Series B Preferred Stock to Thoma Bravo in connection with the acquisition of Manugistics. We used the proceeds from the term loan borrowings and the Thoma Bravo equity investment, together with the companies’ combined cash balances at closing, to fund the cash obligations of the acquisition and to retire approximately $174 million of Manugistics’ existing debt and capital lease obligations. In additional, we repaid $35 million of the term loans in the second half of 2006. The activity in all years includes proceeds from the issuance of common stock under our stock plans and the repurchase of shares tendered by employees for payment of applicable statutory withholding taxes on the issuance of restricted stock.

Changes in foreign currency exchange rates had the effect of reducing cash by $1.5 million in 2008 due primarily to the strengthening of the US Dollar against European currencies during the last three months of the year. Changes in currency exchange rates of our foreign operations had the effect of increasing cash by $770,000 and $1.6 million in 2007 and 2006, respectively due to the weakness of the US Dollar against major foreign currencies including the British Pound Sterling, the Euro and the Japanese Yen. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the short-term foreign currency exchange exposure associated with foreign currency denominated assets and liabilities which exist as part of our ongoing business operations. We do not hedge the potential impact of foreign currency exposure on our ongoing revenues and expenses from foreign operations. The exposures relate primarily to the gain or loss recognized in earnings from the settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income, net, offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.

Treasury Stock Repurchases. In July 2007, the term loan credit agreement (see Contractual Obligations) was amended to allow us to make open market cash purchases of our common stock in an aggregate amount not to exceed $75.0 million. There were no open market cash purchases of our common stock during 2008 or 2007.

During 2008 and 2007, we repurchased 118,048 and 12,411 shares, respectively tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted shares under the 2005 Performance Incentive Plan. The shares were repurchased in 2008 for $2.1 million at prices ranging from $11.50 to $20.40 per share. The shares were repurchased in 2007 for $244,000 at prices ranging from $14.52 to $24.96 per share.

On March 5, 2009, the Board of Directors adopted a program to use up to $30.0 million of the Company’s cash resources to repurchase shares of our common stock in the open market or in private transactions at prevailing market prices during the 12-month period ending March 10, 2010.

Contractual Obligations.  The following summarizes our operating lease obligations as of December 31, 2008:

	Payments Due By Period (In thousands)
Contractual Obligations	Total	< 1 year	1 to 3 years	3 to 5 years	> 5 years

Operating lease obligations	$52,906	$13,324	$23,936	$8,283	$7,363
Contracted sublease rentals	$(12,888)	$(3,599)	$(7,643)	$(1,646)	$—

Operating lease obligations represent future minimum lease payments under non-cancelable operating leases at December 31, 2008. We currently lease office space in the Americas for 11 regional sales and support offices across the United States, Canada and Latin America, and for 12 other international sales and support offices located in major cities throughout Europe, Asia, Australia, Japan and our Center of Excellence facilities in Hyderabad, India. The leases are primarily non-cancelable operating leases with initial terms ranging from one to 20 years that expire at various dates through the year 2018. None of the leases contain contingent rental payments; however, certain of the leases contain scheduled rent increases and renewal options. We expect that in the normal course of business most of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. We believe our existing facilities are adequate for our current needs and for the foreseeable future. In addition, we lease various computers, telephone systems, automobiles, and office equipment under non-cancelable operating leases with initial terms ranging from 12 to 48 months. Certain of the equipment leases contain renewal options and we expect that in the normal course of business some or all of these leases will be renewed or replaced by other leases.

During 2008 we repaid $99.6 million in borrowings under term loan agreements and as of December 31, 2008 we have no contractual long-term debt obligations. We have a $50 million unfunded revolving credit facility available through July 5, 2012.

The contractual obligations shown above exclude $7.1 million in non-current liabilities for uncertain tax positions as we are unable to make reasonably reliable estimates of the period of expected cash settlement with the respective taxing authorities.

We believe our cash and cash equivalents and net cash provided from operations, and the available revolving credit facility will provide adequate liquidity to meet our normal operating requirements for the foreseeable future. A major component of our positive cash flow is the collection of accounts receivable and the generation of cash earnings.

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

Our customer arrangements typically contain multiple elements that include software, options for future purchases of software products not previously licensed to the customer, maintenance, consulting and training services. The fees from these arrangements are allocated to the various elements based on VSOE. Under the residual method, if an arrangement contains an undelivered element, the VSOE of the undelivered element is deferred and the revenue recognized once the element is delivered. If we are unable to determine VSOE for any undelivered element included in an arrangement, we will defer revenue recognition until all elements have been delivered. In addition, if a software license contains milestones, customer acceptance criteria or a cancellation right, the software revenue is recognized upon the achievement of the milestone or upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. For arrangements that provide for significant services or custom development that are essential to the software’s functionality, the software license revenue and contracted services are recognized under the percentage of completion method as prescribed in the provisions of ARB No. 45 and SOP 81-1. We measure progress-to-completion on arrangements involving significant services or custom development that are essential to the software’s functionality using input measures, primarily labor hours, which relate hours incurred to date to total estimated hours at completion. We continually update and revise our estimates of input measures. If our estimates indicate that a loss will be incurred, the entire loss is recognized in that period.

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

•	Accounts Receivable. Consistent with industry practice and to be competitive in the software marketplace, we typically provide payment terms on most software license sales. Software licenses are generally due

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

Goodwill is tested annually for impairment, or more frequently if events or changes in business circumstances indicate the asset might be impaired, by comparing a weighted average of the fair value of future cash flows under the “Discounted Cash Flow Method of the Income Approach” and the “Guideline Company Method” to the carrying value of the goodwill allocated to our reporting units. No indications of impairment were identified in 2008, 2007 or 2006 with respect to the goodwill allocated to our Retail, Manufacturing and Distribution and Services Industries reportable business segments.

Customer lists are amortized on a straight-line basis over estimated useful lives ranging from 8 years to 13 years. The values allocated to customer list intangibles are based on the projected economic life of each acquired customer base, using historical turnover rates and discussions with the management of the acquired companies. We estimate the economic lives of these assets using the historical life experiences of the acquired companies as well as our historical experience with similar customer accounts for products that we have developed internally. We review customer attrition rates for each significant acquired customer group on annual basis, or more frequently if events or circumstances change, to ensure the rate of attrition is not increasing and if revisions to the estimated economic lives are required. In first quarter 2008, we changed the estimated useful life of certain customer lists to reflect current trends in attrition. With this change, the quarterly amortization expense on customer lists increased approximately $2.1 million per quarter, beginning first quarter 2008 and continuing over the remaining useful life of the related customer lists which extend through June 2014. This change had a $0.16 per share impact (reduction) on basic and diluted earnings per share calculations for 2008.

Acquired software technology is capitalized if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. Amortization of software technology is reported as a cost of product revenues in accordance with Financial Accounting

Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”). Software technology is amortized on a product-by-product basis with the amortization recorded for each product being the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The estimated economic lives of our acquired software technology range from 6 years to 15 years.

Trademarks have been acquired primarily in the acquisitions of Manugistics and E3 Corporation (“E3”). The Manugistics trademarks are being amortized on a straight-line basis over an estimated useful life of 3 years. We initially assigned indefinite useful lives to the E3 trademarks, and recorded no amortization, as we believed there were no legal, regulatory, contractual, competitive, economic, or other factors that would limit their useful lives or the indefinite development of next generation products that would contribute to our cash flows. The E3 trademarks were tested annually for impairment in accordance with SFAS No. 142 using the “Relief from Royalty Method of the Income Approach” and an impairment loss of $200,000 was recorded in 2006 due to a lower software revenue forecast and a flattening of the projected revenue growth curve. The impairment charges are reported as a separate component of operating expenses in our consolidated statements of income under the caption “Loss on impairment of trademark.” The Company announced in fourth quarter 2006 that it would continue to support the E3 product suite through the end of 2012 at a minimum. With this announcement, we classified the E3 trademarks as an amortized intangible asset at December 31, 2006 and began amortizing the remaining balance of $1.8 million prospectively on a straight-line basis over an estimated remaining useful life of 3 years.

In April 2008, the FASB issued Staff Position, 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets to allow an entity to consider its own historical experience in renewing or extending similar arrangements, adjusted for the entity-specific factors described in SFAS No. 142. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants). FSP No. 142-3 is effective beginning the first fiscal year that begins after December 15, 2008 and interim periods within those fiscal years. We do not believe the adoption of FSP No. 142-3 will have a material impact on our financial statements.

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

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007 and recorded $3.5 million of unrecognized tax benefits as of that date. With the adoption of FIN 48, a charge of approximately $1.0 million was made to beginning retained earnings for uncertain tax positions and a FIN 48 adjustment of $2.9 million was made to the purchase price allocation on the Manugistics acquisition to record a tax liability for uncertain tax positions which increased the goodwill balance.

As of December 31, 2008 approximately $10.9 million of unrecognized tax benefits, substantially all of which relates to uncertain tax positions associated with the acquisition of Manugistics, would impact our effective tax rate if recognized. Upon adoption of SFAS No. 141 (R), future recognition of these uncertain tax positions will be treated as a component of income tax expense rather than as a reduction of goodwill under SFAS 141. It is reasonably possible that approximately $700,000 of unrecognized tax benefits will be recognized within the next 12 months.

The FIN 48 adjustments on January 1, 2007 include an accrual of approximately $1.3 million for interest and penalties. We have treated all subsequent accruals of interest and penalties related to uncertain tax positions as a component of income tax expense, including accruals made during 2008 and 2007 of $600,000 and $630,000, respectively. As of December 31, 2008 and 2007, there are approximately $2.6 million and $1.9 million, respectively of interest and penalties accruals related to uncertain tax positions which are reflected in the consolidated balance sheets under the caption “Liability for uncertain tax positions.” To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision.

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

We have a 2005 Performance Incentive Plan (“2005 Incentive Plan”) that provides for the issuance of up to 1,847,000 shares of common stock to employees, consultants and directors under stock purchase rights, stock bonuses, restricted stock, restricted stock units, performance awards, performance units and deferred compensation awards. With the adoption of the 2005 Incentive Plan, we terminated all prior stock option plans except for those provisions necessary to administer the outstanding options. Stock options are no longer used for share-based compensation. The 2005 Incentive Plan contains certain restrictions that limit the number of shares that may be issued and cash awarded under each type of award, including a limitation that awards granted in any given year can be no more than two percent (2%) of the total number of shares of common stock outstanding as of the last day of the preceding fiscal year. Awards granted under the 2005 Incentive Plan are in such form as the Compensation Committee shall from time to time establish and the awards may or may not be subject to vesting conditions based on the satisfaction of service requirements or other conditions, restrictions or performance criteria including the Company’s achievement of annual operating goals. Restricted stock and restricted stock units may also be granted under the 2005 Incentive Plan as a component of an incentive package offered to new employees or to existing employees based on performance or in connection with a promotion, and will generally vest over a three-year period, commencing at the date of grant. We measure the fair value of awards under the 2005 Incentive Plan based on the market price of the underlying common stock as of the date of grant. The awards are amortized over their applicable vesting period using graded vesting.

Performance Share Awards.  The Board approved a stock-based incentive program in 2008 (“2008 Performance Program”) that provided for the issuance of contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we were able to achieve a defined performance threshold goal in 2008. The performance threshold goal was defined as $95.0 million of adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which excludes certain non-routine items. A partial pro-rata issuance of performance share awards would be made if we achieved a minimum adjusted EBITDA performance threshold. The Company’s actual 2008 adjusted EBITDA performance, which exceeded the defined performance threshold goal of $95 million, was approved by the Board in January 2009 and qualified participants to receive approximately 106% of their target awards. In total, 222,838 performance share awards were issued in January 2009 with a grant date fair value of $3.9 million. The performance share awards vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. The Company’s performance against the defined performance threshold goal was evaluated on a quarterly basis throughout 2008 and stock-based compensation recognized over requisite service periods that run from the date of board approval through January 2011. A deferred compensation charge of $3.9 million was recorded in the equity section of our balance sheet during 2008, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. We recognized $2.6 million in share-based compensation expense related to these performance share awards in 2008 which is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”

In January 2009, the Board approved a stock-based incentive program for 2009 (“2009 Performance Program”). The 2009 Performance Program provides for the issuance of contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we are able to achieve a defined adjusted EBITDA performance threshold goal in 2009. A partial pro-rata issuance of performance share awards will be made if we achieve a minimum adjusted EBITDA performance threshold. The 2009 Performance Program initially provides for up to 593,659 of targeted contingently issuable performance share awards with a fair value of approximately $7.9 million. The performance share awards, if any, will be issued after the approval of our 2009 financial results in January 2010 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period. The Company’s performance against the defined performance threshold goal will be evaluated on a quarterly basis throughout 2009 and share-based compensation recognized over the requisite service period that runs from January 13, 2009 (the date of board approval) through January 2012 pursuant to the guidance in SFAS No. 123 (R). If we achieve the defined performance threshold goal we would expect to recognize approximately $5.3 million of the award as share-based compensation in 2009.

Restricted Stock Unit Awards.  In August 2006, the Board approved a special Manugistics Incentive Plan (“Integration Plan”). The Integration Plan provided for the issuance of contingently issuable restricted stock units under the 2005 Incentive Plan to executive officers and certain other members of our management team if we were able to successfully integrate the Manugistics acquisition and achieve a defined performance threshold goal in 2007. The performance threshold goal was defined as $85 million of adjusted EBITDA, which excludes certain non-routine items. A partial pro-rata issuance of restricted stock units would be made if we achieved a minimum performance threshold. The Board approved additional contingently issuable restricted stock units under the Integration Plan for executive officers and new participants in 2007. The Company’s actual 2007 adjusted EBITDA performance was approved by the Board in January 2008 and qualified participants for a pro-rata issuance equal to 99.25% of their target awards. In total, 502,935 restricted stock units were issued in January 2008 with a grant date fair value of $8.1 million. The restricted stock units vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. Through December 31, 2008, 27,000 of the restricted stock units granted under the Integration Plan have been subsequently forfeited.

A deferred compensation charge of $8.1 million was recorded in the equity section of our balance sheet during 2007, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. Stock-based compensation is being recognized on a graded vesting basis over the requisite service periods that run from the date of the various board approvals through January 2010. No share-based compensation expense was recognized in 2006 related to the Integration Plan as management determined based on the Company’s historical experience it was not probable that the performance condition would be met. We recognized $1.1 million and $5.4 million in stock-based compensation expense related to these restricted stock unit awards in 2008 and 2007, respectively which is reflected in the consolidated statements of operations under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”

Stock Option Plans.  We maintained various stock option plans through May 2005 (“Prior Plans”). The Prior Plans provided for the issuance of shares of common stock to employees, consultants and directors under incentive and non-statutory stock option grants. Stock option grants under the Prior Plans were made at a price not less than the fair market value of the common stock at the date of grant, generally vested over a three to four-year period commencing at the date of grant and expire in ten years. No grants have been made under the Prior Plans since 2004 and with the adoption of the 2005 Incentive Plan we terminated all Prior Plans except for those provisions necessary to administer the outstanding options, all of which are fully vested. As of December 31, 2008, we had approximately 2.4 million vested stock options outstanding with exercise prices ranging from $6.44 to $27.50 per share.

Employee Stock Purchase Plan.  An Employee Stock Purchase Plan (“2008 Purchase Plan”) was adopted by the Board and approved by stockholders in May 2008. The 2008 Purchase Plan has an initial reserve of 1,500,000 shares and provides eligible employees with the ability to defer up to 10% of their earnings for the purchase of our common stock on a semi-annual basis at 85% of the fair market value on the last day of each six-month offering period. The initial six-month offering period began August 1, 2008 with the first scheduled purchase on February 1, 2009. The plan is considered compensatory under SFAS No. 123 (R) and as a result, stock-based compensation will be recognized on the last day of each six-month offering period in an amount equal to the difference between the fair value of the stock on the date of purchase and the discounted purchase price. No share-based compensation expense was recorded for the 2008 Purchase Plan during 2008. A total of 100,028 shares of common stock were purchased on February 1, 2009 at a price of $9.52 and we recorded $169,000 in share-based compensation expense.

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

We were exposed to interest rate risk in connection with our long-term debt which provided for quarterly interest payments at LIBOR + 2.25%. To manage this risk, we entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. The interest rate swap was structured with decreasing notional amounts to match our expected pay down of the debt. The interest rate swap agreement was designated a cash flow hedge derivative. The effectiveness of the cash flow hedge derivative was evaluated on a quarterly basis with changes in the fair value of the interest rate swap deferred and recorded as a component of “Accumulated other comprehensive income (loss).” We repaid the remaining balance of our long-term debt on October 1, 2008 and terminated the interest rate swap on

October 5, 2008. We made an $899,000 payment on October 5, 2008 in consideration for early termination of the interest rate swap. This payment is included in the consolidated statements of income under the caption “Interest expense and amortization of loan fees.”

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

We adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) effective January 1, 2008, subject to the guidance in FASB Staff Position FAS 157-2 which delayed the effective date of certain provisions to fiscal years beginning after December 15, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on our valuation methods, financial position, results of operations, cash flows or fair value measurement disclosures.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective beginning the first fiscal year that begins after November 15, 2007. We did not expand the use of fair value measurements in our financial reporting for the year ended December 31, 2008 and do not currently intend to expand the use of fair value measurements in future periods.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 that require all business combinations to be accounted for at fair value under the acquisition method of accounting, however, SFAS No. 141(R) significantly changes certain aspects of the prior guidance including:

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

Foreign currency exchange rates.  Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 40% of our total revenues in 2008 as compared to 40% and 39% in 2007 and 2006, respectively. In addition, the identifiable net assets of our foreign operations represented 28% of consolidated net assets at December 31, 2008 and 2007. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting an unrealized foreign currency exchange loss of $6.1 million in 2008 compared to unrealized foreign currency gains of $3.3 million and $2.0 million in 2007 and 2006, respectively.

The foreign currency exchange loss in 2008 results primarily from the strengthening of the U.S. Dollar, particularly against the British Pound and the Euro. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net working capital as of December 31, 2008 to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the December 31, 2008 rates would result in a currency translation loss of $338,000 before tax.

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

At December 31, 2008, we had forward exchange contracts with a notional value of $33.5 million and an associated net forward contract liability of $14,000. At December 31, 2007, we had forward exchange contracts with a notional value of $28.4 million and an associated net forward contract liability of $131,000. The net forward contract liabilities are included in accrued expenses and other current liabilities. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We prepared sensitivity analyses of the impact of changes in foreign currency exchange rates on our forward exchange contracts at December 31, 2008. Based on the results of these analyses, a 10% adverse change in all foreign currency rates from the December 31, 2008 rates would result in a net forward contract liability of $3.2 million that would increase the underlying currency transaction loss on our net foreign assets. We recorded a foreign currency exchange contract gains of $483,000 and $147,000 in 2008 and 2007, respectively and a foreign currency exchange loss of $316,000 in 2006.

Interest rates.  We have historically invested a portion of our excess cash balances in money market accounts and we had approximately $5.4 million invested in money market accounts at December 31, 2007. We closed the money market accounts in third quarter 2008 and transferred the remaining balances to our operating account in anticipation of the pending acquisition of i2 Technologies. There were no unrealized losses recorded on the money market accounts at December 31, 2007 as the quoted market values (Level 1 fair value hierarchy input) for the accounts equaled the book carrying value. At December 31, 2008, our excess cash balances are included in our operating account. Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on investments is reflected in our financial statements under the caption “Interest income and other, net.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.

We were exposed to interest rate risk in connection with our long-term debt which provided for quarterly interest payments at LIBOR + 2.25%. To manage this risk, we entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. The interest rate swap was structured with decreasing notional amounts to match our expected pay down of the debt. The interest rate swap agreement was designated a cash flow hedge derivative. The effectiveness of the cash flow hedge derivative was evaluated on a quarterly basis with changes in the fair value of the interest rate swap deferred and recorded as a component of “Accumulated other comprehensive income (loss).” We repaid the remaining balance of our long-term debt on October 1, 2008 and terminated the interest rate swap on October 5, 2008. We made an $899,000 payment on October 5, 2008 in consideration for early termination of the interest rate swap. This payment is included in the consolidated statements of income under the caption “Interest expense and amortization of loan fees.”

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, together with the report of the independent registered public accounting firm of Deloitte & Touche LLP, are included in this Form 10-K as required by Rule 14a-3(b).

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure —

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.  During and subsequent to the reporting period, and under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”) as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on December 31, 2008 were effective to ensure that information required to be disclosed in our reports to be filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding disclosures and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered accounting firm, as stated in their attestation report, which is included herein.

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

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information — None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
JDA Software Group, Inc.
Scottsdale, Arizona

We have audited the internal control over financial reporting of JDA Software Group, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 13, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s 2007 change in its method of accounting for income taxes to comply with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.

/s/  DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 13, 2009

PART III

Certain information required by Part III is omitted from this Form 10-K, as we intend to file our Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

Our directors and executive officers, and their ages as of March 15, 2009, are as follows:

Name	Age	Title

James D. Armstrong	58	Chairman
Orlando Bravo(1)	38	Director
J. Michael Gullard(1)	64	Director
Douglas G. Marlin(1)	61	Director
Jock Patton(1)	63	Director
Hamish N. J. Brewer	46	President and Chief Executive Officer
Kristen L. Magnuson	52	Executive Vice President and Chief Financial Officer
Christopher J. Koziol	48	Chief Operating Officer
Christopher J. Moore	46	Executive Vice President, Services
Brian P. Boylan	48	Senior Vice President, Human Resources
G. Michael Bridge	45	Senior Vice President, General Counsel and Secretary
Thomas Dziersk	45	Senior Vice President, Americas
Laurent F. Ferrere II	49	Senior Vice President and Chief Marketing Officer
David J. Johnston	46	Senior Vice President, Manufacturing and Wholesale-Distribution
David R. King	64	Senior Vice President, Product Management and Development
Wayne J. Usie	42	Senior Vice President, Retail

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

Orlando Bravo has been a Director since July 2006 and was appointed to the Board in connection with the issuance of the Series B Convertible Preferred Stock to funds affiliated with Thoma Bravo, LLC, a private equity investment firm (“Thoma Bravo”). Mr. Bravo joined Thoma Bravo at its formation in 1998. He is a Managing Partner and is responsible for Thoma Bravo’s software investments. Over the past four years, Mr. Bravo has led or co-led the buyout of seven software companies with an aggregate enterprise value of over $2 billion and closed 17 add-on acquisitions with an aggregate enterprise value of $1 billion. Mr. Bravo also serves as a director of several software and technology service companies in which Thoma Bravo holds an investment including Acresso Software, Inc., Consona Corporation, Datatel, Inc. (as Chairman), Embarcadero Technologies, Inc., Sirius

Computer Solutions, Inc. Mr. Bravo previously served as Chairman of Prophet 21, Inc., a provider of enterprise software solutions and services to the durable goods industry, as a director of VECTORsgi, a provider of financial transaction processing solutions to financial institutions, and as a director of Activant Solutions, Inc., a provider of business management solutions for small and medium-sized retail and wholesale distribution businesses. Prior to joining Thoma Bravo, Mr. Bravo worked in the New York-based Mergers and Acquisitions group of Morgan Stanley & Co. Mr. Bravo attended Brown University where he received Bachelor of Arts degrees in Economics and Political Science, Stanford University where he received a Master of Business Administration degree from the Graduate School of Business and a Juris Doctorate from the Stanford Law School. Mr. Bravo currently serves on the Board of Visitors of Stanford Law School.

J. Michael Gullard has been a Director since January 1999. Mr. Gullard has been the General Partner of Cornerstone Management, a venture capital and consulting firm specializing in software and data communications companies, since 1984. Mr. Gullard also serves as Chairman of the Board and Audit Committee of DynTek, Inc., a publicly-held company which provides professional technology services to government, education and mid-market commercial customers, as a director and interim Chief Executive Officer of Alliance Semiconductor Corporation, a publicly-held semiconductor company, and as a director of Proxim Wireless Corporation, a publicly held wireless solutions company. Mr. Gullard previously served as Chairman of Merant PLC from 1996 to 2004, a change management software tools company, as Chairman of NetSolve, Incorporated from 1992 to 2004, an IT infrastructure management services company, as Chief Executive Officer and Chief Financial Officer of Telecommunications Technology, Inc. from 1979 to 1984, and held a variety of financial and operational management positions at Intel Corporation from 1972 to 1979. Mr. Gullard is currently Chairman of Mainsoft Corp., a private company, and serves on the Board of Directors of Planar Systems, Inc., a publicly-held designer and distributor of specialty displays. Mr. Gullard has formerly served as a Director of other technology companies. Mr. Gullard attended Stanford University where he received a Bachelor of Arts Degree in Economics and a Masters Degree from the Graduate School of Business.

Douglas G. Marlin has been a Director since May 2001. Mr. Marlin served as President and principal owner of Marlin Ventures, Inc., a Canadian-based consulting firm, from 1997 to 2000. From 1987 to 1996, Mr. Marlin served as President of JDA Software Services, Ltd., and from 1981 to 1987 as its Vice President. Prior to that, Mr. Marlin served in a variety of technical and development positions with IBM from 1973 to 1981. Mr. Marlin currently serves on the Board of Directors of Zed.i Solutions, Inc., a Canadian technology company that develops hardware and software for real time industrial process monitoring, and Aero-Mechanical Services Ltd, a Canadian technology company providing Internet-based aircraft monitoring services. Mr. Marlin attended the University of Calgary where he received a Bachelor of Science Degree in Mathematics.

Jock Patton has been a Director since January 1999. Mr. Patton is a private investor and a Director of Janus Capital Group, Inc., a publicly-held investment management company. Mr. Patton previously served as Chief Executive Officer of Rainbow Multimedia Group, Inc., a producer of digital entertainment, from 1999 to 2001. From 1992 to 1997, Mr. Patton served as a Director and President of StockVal, Inc., an SEC registered investment advisor providing securities analysis software and proprietary data to mutual funds, major money managers and brokerage firms worldwide. Prior to 1992, Mr. Patton was a Partner and Director in the law firm of Streich Lang where he founded and headed the Corporate/Securities Practice Group. Mr. Patton has previously served on the Board of Directors of various public and private companies, including Swift Transportation Company where he was Chairman until the company was sold in May 2007. Mr. Patton holds an A.B. Degree in Political Science and Juris Doctorate, both from the University of California.

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

Christopher J. Koziol has served as our Chief Operating Officer since June 2005. Prior to joining JDA, Mr. Koziol served as Managing Director of Mission Advisors, LLC, a privately-held firm that provides early stage turnaround consulting, strategy, business development and operations management advisory services to small and medium-sized enterprises, from 2001 to 2005. From 1985 to 2001, Mr. Koziol held a variety of executive positions, including President and Chief Operating Officer, with MicroAge, Inc., a publicly-held distributor and integrator of information technology products and services and a Fortune 500 company, and as an Account Executive with Western Office Systems from 1983 to 1985. Mr. Koziol worked in various sales and sales management positions with the Pepsi-Cola Bottling Group from 1982 to 1983. Mr. Koziol received a Bachelor of Science degree in Business Administration, Marketing from the University of Arizona and is a graduate of the Harvard Business School Program for Management Development.

Christopher J. Moore has served as our Executive Vice President, Services since November 2008. Mr. Moore previously served as our Senior Vice President, Customer Support Solutions from 2004 to 2008, as Vice President, US Consulting Services from 1999 to 2003, as Vice President, Consulting Services Group Operations in 1999, as a Regional Director, Consulting Services Group from 1997 to 1998, as Associate Consulting Director from 1995 to 1997, as Senior Implementation Manager from 1994 to 1995, and in various other programmer, analyst and consulting positions from 1991 to 1993. Prior to joining JDA, Mr. Moore served in various management positions with Vormittag Associates, Inc. a privately-held software and consulting services distributor, from 1990 to 1991, Sunrise Software Systems, a privately-held POS hardware and software distributor, from 1989 to 1990, and Computer Generated Solutions, a privately-held consulting company, from 1987 to 1989. Mr. Moore attended Polytechnic University and received a Bachelor of Science degree in Computer Science.

Brian P. Boylan has served as our Senior Vice President, Human Resources since April 2007. Mr. Boylan previously served as our Vice President, Human Resources from June 2005 to March 2007. Prior to joining JDA, Mr. Boylan was a founding partner of Alliance HR Advisors, a human resources consulting firm from 2004 to 2005. Mr. Boylan previously served as Senior Vice President of Legal Affairs and Human Resources of Asarco Inc., an international natural resource company, from 2001 to 2003, where he also served in various executive and management positions from 1988 through 2003, including Director of Employee Relations, Operations Manager and Vice President of Human Resources. Mr. Boylan also served as Assistant General Counsel for the New York City Office of Labor Relations Office from 1986 to 1987. Mr. Boylan received a Bachelor of Business Administration degree in Labor-Management Relations from Pace University and a Juris Doctor degree from the Brooklyn Law School.

G. Michael Bridge has served as our Senior Vice President and General Counsel since August 2004. Mr. Bridge was elected Secretary in March 2008. Mr. Bridge previously served as Vice President and General Counsel from July 1999 to July 2004. Prior to joining JDA, Mr. Bridge served as in-house counsel for various technology companies from 1991 to 1999. From 1989 to 1991 Mr. Bridge served as an associate in the corporate and securities department of Piper & Marbury. Mr. Bridge’s education includes a Bachelor of Arts degree from the University of Southern California, and a Juris Doctor degree from Cornell University.

Tom Dziersk has served as our Senior Vice President, Americas since August 2006. Prior to joining JDA, Mr. Dziersk served as President and Chief Executive Officer of SAMSys, Inc., a privately-held manufacturer of radio frequency identification reader (RFID) technology, from January 2006 to April 2006, and as President and

Chief Executive Officer of ClearOrbit, Inc., a privately-held supply chain execution automation company, from December 2000 to August 2005. Prior to that, Mr. Dziersk served as Senior Vice President of Sales and Marketing of Essentus International, Inc. (formerly Richter Systems), a privately-held provider of business-to-business portal functionality and enterprise resource planning software solutions for the apparel and footwear industries, from July 1999 to November 2000, and in various management and sales positions with JBA International, Inc., an enterprise resource planning software firm, from June 1991 to May 1999 and with Loadstar Computer Systems, a provider of specialized software solutions for the automotive aftermarket industry, from June 1985 to June 1991. Mr. Dziersk received a Bachelor of Arts degree in Economics from the University of Michigan.

Laurent F. Ferrere II has served as our Senior Vice President and Chief Marketing Officer since February 2009. Mr. Ferrere previously served as our Senior Vice President, Product Management and Chief Marketing Officer from July 2007 to January 2009. Prior to joining JDA, Mr. Ferrere served as Chief Marketing Officer and Vice President of Sales Operations of Manhattan Associates, Inc., a publicly-held software company, from 2004 to 2006, as a founding executive of InterimOne, a privately-held executive management and strategy advisory firm, from 2001 to 2004, as Senior Vice President of Vastera, a global trade management firm from 1997 to 2001, as a Principle and Director of Industry Marketing for JDEdwards, a publicly-held software company, from 1992 to 1997 and in various management positions with Andersen Consulting (now Accenture) from 1981 to 1992. Mr. Ferrere has previously served on the Board of Directors of NetRegulus, a venture-backed provider of web-based enterprise regulatory management software, and in Board advisory roles with various software and services companies. Mr. Ferrere received a Bachelor of Science degree in Business and Computer Science from Western Illinois University.

David J. Johnston has served as our Senior Vice President, Manufacturing and Wholesale-Distribution since February 2007. Mr. Johnston previously served as our Senior Vice President, Supply Chain from April 2007 to January 2009, as Vice President of Forecasting and Replenishment Solutions from January 2006 to March 2007 and as Vice President of Product Marketing from September 2001 to December 2005. Prior to joining JDA, Mr. Johnston served as Vice President, Industry Marketing and Partner Relationships from 1999 to 2001 and as Vice President of Product Development from 1995 to 1998 of E3 Corporation, a privately-held software company acquired by JDA in September 2001, as a Development Manager for IBM Corporation from 1989 to 1995 and in various information technology positions for D.H. Holmes Company Limited, a publicly-held department store from 1984 to 1989. Mr. Johnston studied computer science at Louisiana State University and the University of New Orleans.

David R. King has served as our Senior Vice President, Product Management and Development since February 2009. Mr. King previously served as our Senior Vice President, Product Development from January 2004 to January 2009. Prior to joining JDA, Mr. King served as Vice President Product Planning of Geac Computer Corp. Ltd, a publicly-held Canadian software company, from August 2003 to December 2003, as Senior Vice President of Product Development and Chief Technology Officer of Comshare, Inc., a publicly-held software company, from 1997 to 2003, and as its Director of Applied Technology and Research from 1991 to 1997, and in various management positions including Director, Advanced Product Design and Development of Execucom Systems Corporation, a privately-held provider of decision and executive support systems, from 1983 to 1991. Prior to that, Mr. King was a full-time faculty member responsible for teaching undergraduate and graduate courses in statistics, research methods, mathematical and computer modeling at Old Dominion University, the University of Maryland, and the University of South Carolina, from 1969 to 1982. Mr. King currently serves on the advisory boards for MIS at the University of Georgia and Arizona State University Technopolis. In addition, Mr. King has written over 50 articles and books in the areas of decision support, business intelligence and electronic commerce. Mr. King’s education includes a Bachelor of Sociology Degree, a Master of Sociology Degree, and a Ph.D. in Sociology with a minor in Mathematical Statistics from the University of North Carolina.

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

Information relating to our Audit Committee Members and the designation of our Audit Committee Financial Expert, beneficial ownership reporting compliance under Section 16(a) of the Exchange Act, and the adoption of a Code of Ethics, is incorporated by reference to the proxy statement under the captions “Corporate Governance — Committees of our Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Report of the Audit Committee,” and “Corporate Governance — Code of Business Conduct and Ethics.”

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

a. The following documents are filed as part of this Report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2008 and 2007

Consolidated Statements of Operations — Three Years Ended December 31, 2008

Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Three Years Ended December 31, 2008

Consolidated Statements of Cash Flows — Three Years Ended December 31, 2008

Notes to Consolidated Financial Statements — Three Years Ended December 31, 2008

2. Financial Statement Schedules — None

3. Exhibits — See Exhibit Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
JDA Software Group, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of JDA Software Group, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of JDA Software Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 16 to the financial statements, the Company changes its method of accounting for income taxes in 2007 to comply with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 13, 2009

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$32,696	$95,288
Accounts receivable, net	79,353	74,659
Income tax receivable	316	463
Deferred tax asset	22,919	8,203
Prepaid expenses and other current assets	14,223	15,925

Total current assets	149,507	194,538

Non-Current Assets:
Property and equipment, net	43,093	44,858
Goodwill	135,275	134,561
Other Intangibles, net:
Customer lists	121,719	144,344
Acquired software technology	24,160	29,437
Trademarks	1,335	3,013
Deferred tax asset	44,815	62,029
Other non-current assets	4,872	9,445

Total non-current assets	375,269	427,687

Total Assets	$524,776	$622,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,273	$3,559
Accrued expenses and other liabilities	52,090	48,559
Current portion of long-term debt	—	7,027
Deferred revenue	62,005	67,530

Total current liabilities	117,368	126,675

Non-Current Liabilities:
Long-term debt	—	92,536
Accrued exit and disposal obligations	8,820	11,797
Liability for uncertain tax positions	7,093	5,421

Total non-current liabilities	15,913	109,754

Total Liabilities	133,281	236,429

Commitments and Contingencies (Notes 11 and 12)
Redeemable Preferred Stock	50,000	50,000
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized, 50,000,000 shares; issued 32,458,396 and 31,378,768 shares, respectively	325	314
Additional paid-in capital	305,564	295,694
Deferred compensation	(2,915)	(3,526)
Retained earnings	56,268	53,144
Accumulated other comprehensive gain (loss)	(2,017)	3,814

	357,225	349,440
Less treasury stock, at cost, 1,307,317 and 1,189,269 shares, respectively	(15,730)	(13,644)

Total stockholders’ equity	341,495	335,796

Total liabilities and stockholders’ equity	$524,776	$622,225

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Revenues:
Software licenses	$92,898	$73,599	$48,971
Maintenance services	182,844	178,198	129,290

Product revenues	275,742	251,797	178,261
Consulting services	104,072	110,893	90,085
Reimbursed expenses	10,518	10,885	9,121

Service revenues	114,590	121,778	99,206
Total revenues	390,332	373,575	277,467

Cost of Revenues:
Cost of software licenses	3,499	2,499	2,005
Amortization of acquired software technology	5,277	6,377	6,226
Cost of maintenance services	45,734	45,242	31,793

Cost of product revenues	54,510	54,118	40,024
Cost of consulting services	81,954	83,131	65,828
Reimbursed expenses	10,518	10,885	9,121

Cost of service revenues	92,472	94,016	74,949
Total cost of revenues	146,982	148,134	114,973

Gross Profit	243,350	225,441	162,494
Operating Expenses:
Product development	53,866	51,173	56,262
Sales and marketing	66,468	63,154	48,153
General and administrative	44,213	41,515	33,363
Provision for doubtful accounts	750	2,890	1,440
Amortization of intangibles	24,303	15,852	9,556
Restructuring charges and adjustments to acquisition-related reserves	8,382	6,208	6,225
Costs of terminated acquisition of i2 Technologies	25,060	—	—
Loss on impairment of trademarks	—	—	200
Gain on sale of office facility	—	(4,128)	—

Total operating expenses	223,042	176,664	155,199

Operating Income	20,308	48,777	7,295
Interest expense and amortization of loan fees	(10,349)	(11,836)	(7,645)
Finance costs on terminated acquisition of i2 Technologies	(5,292)
Interest income and other, net	2,791	3,476	3,857
Change in fair value of Series B Preferred Stock conversion feature	—	—	(3,086)

Income Before Income Taxes	7,458	40,417	421
Income tax (provision) benefit	(4,334)	(13,895)	(867)

Net Income (Loss)	3,124	26,522	(446)
Adjustment to increase the carrying amount of the Series B Preferred Stock to its redemption value	—	—	(10,898)

Income (Loss) Applicable to Common Shareholders	$3,124	$26,522	$(11,344)

Basic Earnings (Loss) Per Share Applicable to Common Shareholders	$.09	$.79	$(.39)

Diluted Earnings (loss) Per Share Applicable to Common Shareholders	$.09	$.76	$(.39)

Shares Used To Compute:
Basic Earnings (Loss) Per Share Applicable to Common Shareholders	34,339	33,393	29,232

Diluted Earnings (Loss) Per Share Applicable to Common Shareholders	35,185	34,740	29,232

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
			Additional	Deferred		Other
	Common Stock		Paid-In	Stock	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Compensation	Earnings	Gain (Loss)	Stock	Total
			(In thousands, except share amounts)

Balance, January 1, 2006	30,222,983	$302	$257,816	$(725)	$38,972	$(1,188)	$(13,211)	$281,966
Issuance of common stock:
Issuance of common stock — Options	237,643	2	2,737					2,739
Issuance of restricted stock	77,214	1	865	(514)				352
Vesting of restricted stock units	31,918
Forfeiture of unvested equity awards	(311)		(31)	31
Amortization of deferred compensation				304				304
Stock compensation — accelerated vesting of stock options			4					4
Tax benefit — stock compensation			330					330
Adjustment to increase the carrying amount of Series B Preferred Stock					(10,898)			(10,898)
Termination of Series B Preferred Stock conversion feature			13,984					13,984
Purchase of treasury stock							(189)	(189)
Comprehensive income:
Net loss					(446)			(446)
Unrealized gain on marketable securities, available-for-sale, net						(38)		(38)
Change in fair value of interest rate swap						235		235
Foreign translation adjustment						2,009		2,009

Comprehensive income								1,760

Balance, December 31, 2006	30,569,447	305	275,705	(904)	27,628	1,018	(13,400)	290,352
Issuance of common stock:
Issuance of common stock — Options	757,513	8	9,869					9,877
Issuance of restricted stock	30,981	1	628	(412)				217
Vesting of restricted stock units	24,186
Issuance of unvested equity awards			8,242	(8,242)
Forfeiture of unvested equity awards	(3,359)		(58)	58
Amortization of deferred compensation				5,974				5,974
Tax benefit — stock compensation			1,308					1,308
Accrual for uncertain tax positions					(1,006)			(1,006)
Purchase of treasury stock							(244)	(244)
Comprehensive income:
Net income					26,522			26,522
Change in fair value of interest rate swap						(525)		(525)
Foreign translation adjustment						3,321		3,321

Comprehensive income								29,318

Balance, December 31, 2007	31,378,768	314	295,694	(3,526)	53,144	3,814	(13,644)	335,796
Issuance of common stock:
Issuance of common stock — Options	697,072	7	7,799					7,806
Issuance of restricted stock	10,000		199					199
Vesting of restricted stock units	372,561	4	(4)
Issuance of unvested equity awards			3,971	(3,971)
Forfeiture of unvested equity awards	(4)		(457)	457
Amortization of deferred compensation				4,125				4,125
Tax benefit — stock compensation			(1,638)					(1,638)
Purchase of treasury stock							(2,086)	(2,086)
Comprehensive income:
Net income					3,124			3,124
Change in fair value of interest rate swap						289		289
Foreign translation adjustment						(6,120)		(6,120)

Comprehensive loss								(2,707)

Balance, December 31, 2008	32,458,396	$325	$305,564	$(2,915)	$56,268	$(2,017)	$(15,730)	$341,495

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Operating Activities:
Net income (loss)	$3,124	$26,522	$(446)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,280	31,646	24,433
Provision for doubtful accounts	750	2,890	1,440
Amortization of loan origination fees	3,672	1,808	1,096
Excess tax benefits from share-based compensation	1,638	(1,308)	(330)
Net gain on sale of office facility	—	(4,128)	—
Net (gain) loss on disposal of property and equipment	9	(20)	(78)
Stock-based compensation expense	4,324	6,191	660
Change in fair value of preferred stock conversion feature	—	—	3,086
Loss on impairment of trademarks	—	—	200
Deferred income taxes	1,784	9,991	(946)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(6,590)	5,597	(8,577)
Income tax receivable	116	(284)	—
Prepaid expenses and other assets	2,055	(212)	939
Accounts payable	(346)	(1,256)	(4,046)
Accrued expenses and other liabilities	3,938	110	(100)
Income tax payable	27	—	84
Deferred revenue	(6,689)	2,160	(2,013)

Net cash provided by operating activities	47,092	79,707	15,402

Investing Activities:
Purchase of marketable securities	—	—	(26,075)
Sales of marketable securities	—	—	46,645
Maturities of marketable securities	—	—	19,864
Purchase of Manugistics Group, Inc	—	—	(72,886)
Payment of direct costs related to acquisitions	(4,242)	(7,606)	(6,683)
Payments received on promissory note receivable	—	—	1,213
Purchase of property and equipment	(8,594)	(7,408)	(8,049)
Proceeds from disposal of property and equipment	132	6,856	132

Net cash used in investing activities	(12,704)	(8,158)	(45,839)

Financing Activities:
Issuance of Series B convertible preferred stock	—	—	50,000
Issuance of common stock — stock options	7,806	9,877	2,739
Excess tax benefits from share-based compensation	(1,638)	1,308	330
Purchase of treasury stock	(2,086)	(244)	(189)
Borrowings under term loan agreement	—	—	175,000
Loan origination fees	—	—	(6,576)
Principal payments on term loan agreement	(99,563)	(40,000)	(35,437)
Repayment of 5% convertible subordinated notes	—	(1,531)	(173,969)
Payments on capital lease obligations	—	—	(546)

Net cash provided by (used in) financing activities	(95,481)	(30,590)	11,352

Effect of exchange rates on cash and cash equivalents	(1,499)	770	1,609

Net increase (decrease) in cash and cash equivalents	(62,592)	41,729	(17,476)
Cash and Cash Equivalents, Beginning of Year	95,288	53,559	71,035

Cash and Cash Equivalents, End of Year	$32,696	$95,288	$53,559

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$3,378	$5,599	$2,735

Cash paid for interest	$7,312	$11,589	$5,621

Cash received for income tax refunds	$852	$976	$148

Supplemental Disclosure of Non-cash activities:
Decrease in retained earnings from an accrual for uncertain tax positions		$1,006

Supplemental Disclosures of Non-cash Investing Activities:
Increase (reduction) of goodwill recorded in acquisitions	$714	$(11,415)	$(96)

Supplemental Disclosures of Non-cash Financing Activities:
Adjustment to increase the carrying amount of Series B Preferred Stock			$(10,898)

Termination of Series B Preferred Stock conversion feature			$13,984

Acquisition of Manugistics Group, Inc.:
Fair value of current assets acquired			$(203,846)
Fair value of fixed assets acquired			(5,861)
Goodwill			(74,840)
Customer lists			(142,800)
Software technology			(26,300)
Trademarks			(3,000)
Net deferred tax assets acquired			(44,954)
Fair value of other non-current assets acquired			(4,747)

Total assets acquired			(506,348)
Fair value of deferred revenue assumed			41,108
Fair value of other current liabilities assumed			28,374
Fair value of convertible debt and capital lease obligations assumed			176,046
Fair value of other non-current liabilities assumed			6,538

Total acquisition cost of Manugistics Group, Inc.			(254,282)
Reserves for restructuring charges related to the acquisition			31,004
Cash acquired			150,392

Total cash expended to acquire Manugistics Group, Inc.			$(72,886)

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2008
(In thousands, except percentages, shares, per share amounts or as otherwise stated)

1.	Summary of Significant Accounting Policies

Nature of Business.  We are a leading provider of sophisticated enterprise software solutions designed to enable planning, optimization and execution of supply chain processes for manufacturers, wholesale/distributors and retailers, as well as government and aerospace defense contractors. Additionally, we provide pricing, yield management and demand management solutions for travel, transportation, hospitality and media organizations. Our solutions enable customers to manage and optimize the coordination of supply, demand and flows of inventory throughout the supply chain to the consumer. We have invested nearly $900 million in developed and acquired technology since 1996 when we became a public company. We have licensed our software to more than 5,800 companies worldwide. We believe the quality and breadth of our product offerings promote customer loyalty and drive repeat business as 74%, 65% and 79% of our sales were made to existing customers during 2008, 2007 and 2006, respectively. As of December 31, 2008, we employed over 1,700 associates and conducted business from 24 offices in three geographic regions: the Americas (includes the United States, Canada, and Latin America), Europe (Europe, Middle East and Africa), and Asia/Pacific. Each region has separate management teams and reporting structures. Our corporate offices are located in Scottsdale, Arizona.

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

Cash and Cash Equivalents.  Cash and cash equivalents at December 31, 2008 consist of cash held in bank demand deposits. Cash and cash equivalents at December 31, 2007 consist of cash held in bank demand deposits and money market accounts. There were no unrealized losses recorded on the money market accounts at December 31, 2007 as the quoted market values for the accounts (Level 1 fair value hierarchy input) equaled the book carrying values.

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

Business Combinations.  We have applied Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”) to all of our business combinations during the three years ended December 31, 2008. SFAS No. 141 requires the purchase method of accounting on all business combinations; (ii) provides guidance on the initial recognition and measurement of goodwill arising from business combinations and (iii) identifies the types of acquired intangible assets that are to be recognized and reported separate from goodwill. The total purchase price of each acquired company has been allocated to the acquired assets and liabilities based on their fair values (see Note 2). In business combinations accounted for using the purchase method of accounting, the amount of purchase price allocated to in-process research and development (“IPR&D”) is expensed at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of SFAS No. 2. IPR&D consists of products or technologies in the development stage for which technological feasibility has not been established and which we believe have no alternative use. There was no IPR&D recorded on any of our business combinations during the three years ended December 31, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 that require all business combinations to be accounted for at fair value under the acquisition method of accounting, however, SFAS No. 141(R) significantly changes certain aspects of the prior guidance including: (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will no longer be capitalized and must be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; (iv) restructuring costs associated with a business combination will no longer be capitalized and must be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will no longer be recorded as an adjustment of goodwill, rather such changes will be recognized through income tax expense or directly in contributed capital. SFAS 141(R) is effective for all business combinations having an acquisition date on or after the

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R).

Goodwill.  Goodwill represents the excess of the purchase price over the net assets acquired in our business combinations. We account for goodwill in accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS No 142”). Goodwill is tested annually for impairment, or more frequently if events or changes in business circumstances indicate the asset might be impaired, by comparing a weighted average of the fair value of future cash flows under the “Discounted Cash Flow Method of the Income Approach” and the “Guideline Company Method” to the carrying value of the goodwill allocated to our reporting units. The first step compares the book value of each reporting unit to its estimated fair value. The second step, which is only required when the book value of a reporting unit exceeds its fair value, compares the implied fair value of goodwill in a reporting unit to its book value. The implied fair value of goodwill in a reporting unit is determined by allocating the fair value of all assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. If the implied fair value of goodwill in a reporting unit is less than the carrying amount, an impairment charge is recorded for the difference. No indications of impairment were identified in 2008, 2007 or 2006 with respect to the goodwill allocated to our Retail, Manufacturing and Distribution and Services Industries reportable business segments (see Note 5).

Intangible Assets.  Intangible assets consist of customer lists, acquired software technology and trademarks acquired in business combinations (see Notes 2 and 5).

Customer lists are amortized on a straight-line basis over estimated useful lives ranging from 8 years to 13 years. The values allocated to customer list intangibles are based on the projected economic life of each acquired customer base, using historical turnover rates and discussions with the management of the acquired companies. We estimate the economic lives of these assets using the historical life experiences of the acquired companies as well as our historical experience with similar customer accounts for products that we have developed internally. We review customer attrition rates for each significant acquired customer group on annual basis, or more frequently if events or circumstances change, to ensure the rate of attrition is not increasing and if revisions to the estimated economic lives are required. In first quarter 2008, we changed the estimated useful life of certain customer lists to reflect current trends in attrition. With this change, the quarterly amortization expense on customer lists increased approximately $2.1 million per quarter, beginning first quarter 2008 and continuing over the remaining useful life of the related customer lists which extend through June 2014. This change had a $0.16 per share impact (reduction) on basic and diluted earnings per share calculations for 2008.

Acquired software technology is capitalized if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. Amortization of software technology is reported as a cost of product revenues in accordance with Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”). Software technology is amortized on a product-by-product basis with the amortization recorded for each product being the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The estimated economic lives of our acquired software technology range from 6 years to 15 years.

Trademarks have been acquired primarily in the acquisitions of Manugistics and E3 Corporation (“E3”). The Manugistics trademarks are being amortized on a straight-line basis over an estimated useful life of 3 years. We initially assigned indefinite useful lives to the E3 trademarks, and recorded no amortization, as we believed there were no legal, regulatory, contractual, competitive, economic, or other factors that would limit their useful lives or the indefinite development of next generation products that would contribute to our cash flows. The E3 trademarks were tested annually for impairment in accordance with SFAS No. 142 using the “Relief from Royalty Method of

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Income Approach” and an impairment loss of $200,000 was recorded in 2006 due to a lower software revenue forecast and a flattening of the projected revenue growth curve. The impairment loss is reported as a separate component of operating expenses in our consolidated statements of operations under the caption “Loss on impairment of trademark” and was allocated to the Retail ($155,000) and Manufacturing and Distribution ($45,000) reportable business segments based on the initial allocation percentage used for these trademarks at the date of acquisition. The Company announced in fourth quarter 2006 that it would continue to support the E3 product suite through the end of 2012 at a minimum. With this announcement, we classified the E3 trademarks as an amortized intangible asset at December 31, 2006 and began amortizing the remaining balance of $1.8 million prospectively on a straight-line basis over an estimated remaining useful life of 3 years. No indications of impairment were identified in 2008 or 2007 with respect to our trademarks.

In April 2008, the FASB issued Staff Position, 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets to allow an entity to consider its own historical experience in renewing or extending similar arrangements, adjusted for the entity-specific factors described in SFAS No. 142. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants). FSP No. 142-3 is effective beginning the first fiscal year that begins after December 15, 2008 and interim periods within those fiscal years. We do not believe the adoption of FSP No. 142-3 will have a material impact on our financial statements.

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

Our customer arrangements typically contain multiple elements that include software, options for future purchases of software products not previously licensed to the customer, maintenance, consulting and training services. The fees from these arrangements are allocated to the various elements based on VSOE. Under the residual method, if an arrangement contains an undelivered element, the VSOE of the undelivered element is deferred and the revenue recognized once the element is delivered. If we are unable to determine VSOE for any undelivered element included in an arrangement, we will defer revenue recognition until all elements have been delivered. In addition, if a software license contains milestones, customer acceptance criteria or a cancellation right, the software revenue is recognized upon the achievement of the milestone or upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. For arrangements that provide for significant services or custom development that are essential to the software’s functionality, the software license revenue and contracted services are recognized under the percentage of completion method as prescribed in the provisions of ARB No. 45

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and SOP 81-1. We measure progress-to-completion on arrangements involving significant services or custom development that are essential to the software’s functionality using input measures, primarily labor hours, which relate hours incurred to date to total estimated hours at completion. We continually update and revise our estimates of input measures. If our estimates indicate that a loss will be incurred, the entire loss is recognized in that period.

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

Restructuring Charges.  We account for all exit or disposal activities in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). Under SFAS No. 146, the liability for costs associated with exit or disposal activities is recognized and measured initially at fair value only when the liability is incurred, rather than at the date the Company committed to the exit plan. Restructuring charges are not directly identified with a particular business segment and as a result, management does not consider these charges in the evaluation of the operating income (loss) from the business segments. We recorded restructuring charges of $8.0 million, $6.2 million and $6.2 million in 2008, 2007 and 2006, respectively (see Note 8).

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

At December 31, 2008, we had forward exchange contracts with a notional value of $33.5 million and an associated net forward contract liability of $14,000. At December 31, 2007, we had forward exchange contracts with a notional value of $28.4 million and an associated net forward contract liability of $131,000. The net forward contract liabilities are included in accrued expenses and other current liabilities. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded a foreign currency exchange contract gains of $483,000 and $147,000 in 2008 and 2007, respectively and a foreign currency exchange loss of $316,000 in 2006.

We were exposed to interest rate risk in connection with our long-term debt which provided for quarterly interest payments at LIBOR + 2.25%. To manage this risk, we entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. The interest rate swap was structured with decreasing notional amounts to match our expected pay down of the debt. The interest rate swap agreement was designated a cash flow hedge derivative. The effectiveness of the cash flow hedge derivative was evaluated on a quarterly basis with changes in the fair value of the interest rate swap deferred and recorded as a component of “Accumulated other comprehensive income (loss).” We repaid the remaining balance of our long-term debt on October 1, 2008 (see Note 9) and terminated the interest rate swap on October 5, 2008. We made an

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$899,000 payment on October 5, 2008 in consideration for early termination of the interest rate swap. This payment is included in the consolidated statements of operations under the caption “Interest expense and amortization of loan fees.”

In connection with the acquisition of Manugistics, we issued 50,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) for $50 million in cash. The Series B Preferred Stock included a scheduled redemption right that allowed any holder to demand a redemption of all or any part of their shares after September 6, 2013 at a cash redemption price equal to the greater of (a) a $1,000 per share liquidation value or (b) the fair market value of the common stock that would be issued upon conversion of the Series B Preferred Stock. The conversion feature as originally drafted was considered an embedded derivative under the provisions of SFAS No. 133, and accordingly was accounted for separately from the Series B Preferred Stock (see Note 13). On the date of issuance, we recorded a $10.9 million liability for the estimated fair value of the conversion feature and reduced the face value of the Series B Preferred Stock to $39.1 million.

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

Fair Value Measurements.  We adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) effective January 1, 2008, subject to the guidance in FASB Staff Position FAS 157-2 which delayed the effective date of certain provisions to fiscal years beginning after December 15, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on our valuation methods, financial position, results of operations, cash flows or fair value measurement disclosures.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective beginning the first fiscal year that begins after November 15, 2007. We did not expand the use of fair value measurements in our financial reporting for the year ended December 31, 2008 and do not currently intend to expand the use of fair value measurements in future periods.

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

As of December 31, 2008, we had approximately 2.4 million stock options outstanding with exercise prices ranging from $6.44 to $27.50 per share. We do not expect the outstanding stock options to result in a significant compensation expense charge as all stock options were fully vested prior to the adoption of SFAS No. 123(R). Stock options are no longer used for share-based compensation.

Compensation expense for awards of restricted stock, restricted stock units, performance share awards and other forms of equity based compensation are based on the market price of the underlying common stock as of the date of grant, amortized over their applicable vesting period (generally 3 years) using graded vesting.

Income taxes.  We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We follow specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any valuation allowances when recovery of deferred tax assets is not considered likely (see Note 16).

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

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007 and recorded $3.5 million of unrecognized tax benefits as of that date. With the adoption of FIN 48, a charge of approximately $1.0 million was made to beginning retained earnings for uncertain tax positions and a FIN 48 adjustment of $2.9 million was made to the purchase price allocation on the Manugistics acquisition to record a tax liability for uncertain tax positions which increased the goodwill balance.

As of December 31, 2008 approximately $10.9 million of unrecognized tax benefits, substantially all of which relates to uncertain tax positions associated with the acquisition of Manugistics, would impact our effective tax rate if recognized. Upon adoption of SFAS No. 141(R), future recognition of these uncertain tax positions will be treated as a component of income tax expense rather than as a reduction of goodwill under SFAS 141. It is reasonably possible that approximately $700,000 of unrecognized tax benefits will be recognized within the next 12 months.

The FIN 48 adjustments on January 1, 2007 include an accrual of approximately $1.3 million for interest and penalties. We have treated all subsequent accruals of interest and penalties related to uncertain tax positions as a component of income tax expense, including accruals made during 2008 and 2007 of $600,000 and $630,000, respectively. As of December 31, 2008 and 2007, there are approximately $2.6 million and $1.9 million, respectively of interest and penalties accruals related to uncertain tax positions which are reflected in the consolidated balance sheets under the caption “Liability for uncertain tax positions.” To the extent interest and

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision.

Earnings per Share.  The Company has two classes of outstanding capital stock, Common Stock and Series B Preferred Stock. The Series B Preferred Stock is a participating security, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the Series B Preferred Stock as if the Series B Preferred Stock had been converted into common stock. Emerging Issues Task Force Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share, requires companies having participating securities to apply the two-class method to compute basic earnings per share. Under the two-class computation method, basic earnings per share is calculated for each class of common stock and participating security considering both dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period.

Diluted earnings per share for 2008 and 2007 include the assumed conversation of the Series B Preferred Stock into common stock as of the beginning of the period and the dilutive effect of outstanding stock options and unvested restricted stock and restricted stock unit awards using the treasury stock method. Diluted earnings per share for 2006 excludes the assumed conversion of the Series B Preferred Stock into common stock and outstanding stock options and unvested restricted stock and restricted stock unit awards as the effect would be anti-dilutive (see Note 17).

2.	Acquisitions

Terminated Acquisition of i2 Technologies, Inc.

On August 10, 2008, we entered into an agreement and plan of merger to acquire all of the outstanding common and preferred equity of i2 Technologies, Inc. (“i2”). Under the terms of the Merger Agreement, each issued and outstanding share of i2’s common stock would have been converted into the right to receive $14.86 per share in cash and each issued and outstanding share of i2’s Series B Convertible Preferred Stock would have been converted into the right to receive $1,095.3679 per share in cash plus all accrued and unpaid dividends. In addition, upon consummation of the merger the vesting of each outstanding option and restricted stock award for common stock of i2 would have accelerated in full and the holders of such equity awards would have been entitled to receive $14.86 per share less the exercise price per share of such equity awards, if any. We planned to use debt financing, net of issuance costs, together with the companies’ combined cash balances at closing, to fund the cash obligations under the Merger Agreement and related transaction expenses, to repay i2’s convertible debt and to provide cash for our ongoing working capital and general corporate needs. Concurrent with the execution of the Merger Agreement, we received commitments from Credit Suisse and Credit Suisse Securities (USA) LLC, Wachovia Bank, National Association and Wachovia Capital Markets, LLC to provide up to $450 million of debt financing to complete the i2 acquisition, including $425 million in term loans and a $25 million revolving credit facility (the “Proposed Credit Facility”).

On November 4, 2008, we notified i2 that due to the adverse effect of the continuing credit crisis, credit terms available under the Proposed Credit Facility would result in unacceptable risks and costs to the combined company. Accordingly, we requested that i2 adjourn its shareholder meeting scheduled for November 6, 2008 to approved the Merger Agreement in order to allow the two companies to negotiate a reduced purchase price and thereby reduce the amount of debt necessary to close the transaction. i2 rejected our request and proceeded with its shareholder meeting, during which the i2 stockholders approved the Merger. We believed that if the shareholder meeting was held and the current transaction received a favorable vote, it would not be possible to then renegotiate an appropriate purchase price reduction and obtain shareholder approval of a revised transaction prior to the termination of the Proposed Credit Facility on November 26, 2008.

On November 6, 2008 we sent a written proposal to i2 to amend the common share consideration in the Merger Agreement to an amount significantly below $14.86 per share. The i2 board of directors reviewed our proposal and concluded that it would not be in the best interest of i2’s stockholders to pursue it.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 26, 2008, our Commitment Letter with Credit Suisse, Credit Suisse Securities (USA) LLC, Wachovia Bank, National Association and Wachovia Capital Markets, LLC to provide financing for the Merger expired by its terms.

On December 3, 2008, i2 sent a notice to JDA terminating the Merger Agreement and on December 8, 2008 we paid i2 a $20 million non-refundable reverse termination fee.

We expensed $30.4 million in costs associated with the termination acquisition of i2 in fourth quarter 2008, including the $20 million non-refundable reverse termination fee and $5.1 million of legal, accounting and other acquisition-related fees that are included in operating expenses under the caption “Costs of terminated acquisition of i2 Technologies” and $5.3 million in finance costs related to loan origination and “ticking” fees on the debt financing commitments from Credit Suisse, Credit Suisse Securities (USA) LLC, Wachovia Bank, National Association and Wachovia Capital Markets, LLC that are included in other income (expense) under the caption “Finance costs on terminated acquisition of i2 Technologies.” As of December 31, 2008, $3.6 million of these costs, primarily $1.9 million in “ticking” fees and $1.3 million in legal fees, had not been paid and are included in the consolidated balance sheet under the caption “Accrued Expenses and other current liabilities.”

Manugistics Group, Inc.

We completed the acquisition of Manugistics Group, Inc. (“Manugistics”) on July 5, 2006 for a total cost of approximately $255 million which includes the cash purchase price of $211 million plus $13 million in estimated direct costs of the acquisition and $31 million in estimated costs to exit certain activities of Manugistics (the “Merger”). Manugistics was a leading global provider of synchronized supply chain and revenue management solutions that enabled customers to achieve improved forecast and inventory accuracy and leverage industry leading pricing and yield management solutions to maximize profits while ensuring optimum supply for constantly changing demand. We believe that the combination of the two companies has created a unique competitive position for JDA and has enhanced our profile in the marketplace. We believe no other software company is currently able to offer a similar breadth and depth of vertically focused solutions to the supply and demand chain market. The acquisition has provided cross-selling opportunities for Manugistics’ advanced optimization solutions in our existing retail customer base and Manugistics’ supply chain and revenue management solutions have enabled us to significantly expand our presence with manufacturers, wholesalers and distributors.

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

The acquisition was accounted for as a purchase pursuant to SFAS No. 141, and accordingly, the operating results of Manugistics have been included in our consolidated financial statements from the date of acquisition. The final purchase price allocation was completed in 2007. We recorded $74.8 million in goodwill on the Manugistics acquisition which was allocated to our reporting units as follows: $44.9 million to Retail, $26.2 million to Manufacturing and Distribution and $3.7 million to Services Industries. In addition, we recorded $172.1 million in other intangible assets which include $142.8 million for customer lists, $26.3 million in software technology and $3.0 million for trademarks. As of December 31, 2008, the estimated weighted average amortization period for all intangible assets acquired in this transaction that are subject to amortization is 8.2 years.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value for the assets acquired and liabilities assumed at the date of acquisition:

			Weighted Average
			Amortization
		Useful Life	Period

Fair value of current assets acquired	$203,846
Fair value of fixed assets acquired	5,861
Goodwill	74,840
Customer lists	142,800	8 years	8 years
Software technology	26,300	8 to 10 years	9.7 years
Trademarks	3,000	3 years	3 years
Net deferred tax assets acquired	44,954
Fair value of other non-current assets acquired	4,747

Total assets acquired	506,348

Fair value of deferred revenue assumed	(41,108)
Fair value of other current liabilities assumed	(28,374)
Fair value of convertible debt and capital lease obligations assumed	(176,046)
Fair value of other non-current liabilities assumed	(6,538)

Total liabilities assumed	(252,066)

Net assets acquired	$254,282

We experienced a higher than expected attrition rate in the customer group acquired from Manugistics during the first 18 months subsequent to the acquisition. We performed an undiscounted cash flow analysis on the estimated remaining revenue streams from this acquired customer group as of December 31, 2007 and found no indication of impairment. However, since the attrition rate experienced in 2007 was higher than the initial estimates used in the purchase price allocation, we reduced the estimated useful life of the Manugistics customer lists from 13 years to 8 years effective January 1, 2008. With this change, the quarterly amortization of the Manugistics customer lists increased to $4.9 million, or approximately $2.1 million per quarter, over the remaining useful life which extends through June 2014.

The following unaudited pro-forma consolidated results of operations for the year ended December 31, 2006 assumes the Manugistics acquisition occurred as of January 1, 2006. The pro-forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of 2006, nor are they necessarily indicative of future consolidated results.

Year Ended
December 31, 2006

Total revenues	$360,949
Net income	$1,988
Basic earnings per share	$0.06
Diluted earnings per share	$0.06

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Accounts Receivable, Net

At December 31, 2008 and 2007 accounts receivable consist of the following:

	2008	2007

Trade receivables	$84,492	$81,689
Less allowance for doubtful accounts	(5,139)	(7,030)

Total	$79,353	$74,659

A summary of changes in the allowance for doubtful accounts for the three-year period ended December 31, 2008 is as follows:

	2008	2007	2006

Balance at beginning of period	$7,030	$9,596	$2,262
Reserves recorded in the Manugistics acquisition	—	(4,195)	7,211
Provision for doubtful accounts	750	2,890	1,440
Deductions, net	(2,641)	(1,261)	(1,317)

Balance at end of period	$5,139	$7,030	$9,596

4.	Property and Equipment, Net

At December 31, 2008 and 2007 property and equipment consist of the following:

	2008	2007

Computers, internal use software, furniture & fixtures and automobiles	$78,610	$81,184
Land and buildings	25,883	25,611
Leasehold improvements	5,874	6,270

	110,367	113,065
Less accumulated depreciation	(67,274)	(68,207)

	$43,093	$44,858

During 2007, we sold a 15,000 square foot office facility in the United Kingdom for approximately $6.3 million and recognized a gain of approximately $4.1 million.

Depreciation expense for 2008, 2007 and 2006 was $9.7 million, $9.4 million and $8.7 million, respectively.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Goodwill and Other Intangibles, Net

At December 31, 2008 and 2007 goodwill and other intangible assets consist of the following:

	December 31, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Goodwill	$135,275	$—	$134,561	$—

Other Amortized intangible assets:
Customer Lists	183,383	(61,664)	183,383	(39,039)
Acquired software technology	65,847	(41,687)	65,847	(36,410)
Trademarks	5,191	(3,856)	5,191	(2,178)

	254,421	(107,207)	254,421	(77,627)

	$389,696	$(107,207)	$388,982	$(77,627)

Goodwill.  We recorded a net increase to goodwill of $714,000 in 2008 due to adjustments of tax NOLs, accruals for uncertain tax positions and certain temporary timing differences recorded in the acquisition of Manugistics (see Note 16). We recorded a reduction to goodwill of $11.4 million in 2007 as a result of certain adjustments made to the preliminary estimated fair values of the assets and liabilities assumed in the acquisition of Manugistics. These adjustments were primarily to finalize the fair value of the account receivable balances, to increase the long-term deferred tax assets, to adjust the reserves for the estimated costs to exit certain activities of Manugistics (see Note 7), to record a $2.9 million accrual for uncertain tax position liabilities (see Note 16) and to reduce the deferred revenue balances. No indications of impairment were identified in 2008 or 2007 with respect to the goodwill allocated to our Retail, Manufacturing and Distribution and Services Industries reportable business segments. Absent future indications of impairment, the next annual impairment test will be performed in fourth quarter 2009. As of December 31, 2008, goodwill has been allocated to our reporting units as follows: $87.1 million to Retail, $44.5 million to Manufacturing and Distribution, and $3.7 million to Services Industries.

Amortization expense for 2008, 2007 and 2006 was $29.6 million, $22.2 million and $15.8 million, respectively, and is shown as separate line items in the consolidated statements of operations within cost of revenues and operating expenses. We expect amortization expense for the next five years to be as follows:

Year	Expected Amortization

2009	$27,554
2010	$26,277
2011	$25,962
2012	$25,500
2013	$24,810

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accrued Expenses and Other Liabilities

At December 31, 2008 and 2007, accrued expenses and other liabilities consist of the following:

	2008	2007

Accrued compensation and benefits	$27,787	$22,704
Acquisition reserves (Note 7)	4,407	6,360
Accrued costs on terminated acquisition of i2 Technologies (Note 2)	3,413	—
Accrued royalties	3,446	3,667
Accrued interest	84	1,886
Disputes and other customer liabilities	1,331	1,835
Accrued hardware purchases for the hardware reseller business	997	1,145
Customer deposits	1,508	1,051
Restructuring charges (Note 8)	2,518	724
Other accrued expenses and liabilities	6,599	9,187

Total	$52,090	$48,559

7.	Acquisition Reserves

In conjunction with the acquisition of Manugistics, we recorded initial acquisition reserves of $47.4 million for restructuring charges and other direct costs associated with the acquisition. These costs related primarily to facility closures, employee severance and termination benefits, investment banker fees, change-in-control payments, and legal and accounting costs. We decreased the acquisition reserves by $3.3 million in 2007 based on our revised estimates of the restructuring costs to exit certain of the activities of Manugistics. Substantially all of these adjustments were made by June 30, 2007 and included in the final purchase price allocation. All adjustments made subsequent to June 30, 2007, including the $426,000 increase recorded in 2008, have been included in the consolidated statements of operations under the caption “Restructuring charges and adjustments to acquisition-related reserves.” The unused portion of the acquisition reserves was $13.2 million at December 31, 2008, of which $4.4 million is included in current liabilities under the caption “Accrued expenses and other liabilities” and $8.8 million is included in non-current liabilities under the caption “Accrued exit and disposal obligations.”

A summary of the charges and adjustments recorded against the reserves is as follows:

				Impact of				Impact of
				Changes in	Balance			Changes in	Balance
	Initial	Adjustments to	Cash	Exchange	December 31,	Adjustments	Cash	Exchange	December 31,
Description of charge	Reserve	Reserves	Charges	Rates	2007	to Reserves	Charges	Rates	2008

Restructuring charges under EITF 95-3:
Office closures, lease terminations and sublease costs	$29,212	$(3,381)	$(9,246)	$91	$16,676	$1,030	$(3,863)	$(1,125)	$12,718
Employee severance and termination benefits	3,607	(190)	(2,297)	95	1,215	(577)	(168)	12	482
IT projects, contract termination penalties, capital lease buyouts and other costs to exit activities of Manugistics	1,450	249	(1,484)	—	215	(27)	(188)	—	—

	34,269	(3,322)	(13,027)	186	18,106	426	(4,219)	(1,113)	13,200

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Impact of				Impact of
				Changes in	Balance			Changes in	Balance
	Initial	Adjustments to	Cash	Exchange	December 31,	Adjustments	Cash	Exchange	December 31,
Description of charge	Reserve	Reserves	Charges	Rates	2007	to Reserves	Charges	Rates	2008

Direct costs under SFAS No. 141:
Legal and accounting costs	3,367	52	(3,368)	—	51	—	(24)	—	27
Investment banker fees	4,555	—	(4,555)	—	—	—	—	—	—
Dealer manager, paying agent, depository and information agent fees	259	—	(259)	—	—	—	—	—	—
Due diligence fees and expenses	335	—	(335)	—	—	—	—	—	—
Filing fees, valuation services and other	242	(46)	(196)	—	—	—	—	—	—
Change-in-control payments	4,367	—	(4,367)	—	—	—	—	—	—

	13,125	6	(13,080)	—	51	—	(24)	—	27

Total	$47,394	$(3,316)	$(26,107)	$186	$18,157	$426	$(4,243)	$(1,113)	$13,227

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

Employee severance and termination benefits are costs resulting from a plan to terminate employees from the acquired company as described in EITF No. 95-3. As of the consummation date of the acquisition, executive management approved a plan to terminate approximately 110 of the 765 full time employees of Manugistics. In the first three months following the consummation of the Manugistics acquisition, management completed the assessment of which employees would be terminated and communicated the termination arrangements to the affected employees in accordance with statutory requirements of the local jurisdictions in which the employees were located. Adjustments made to the initial reserve for employee severance and termination benefits are due primarily to our revised estimate of settlement costs on certain foreign employees. As of December 31, 2008, the remaining balance in the reserve is related to certain foreign employees.

8.	Restructuring Charges

2008 Restructuring Charges

We recorded restructuring charges of $8.0 million in 2008 primarily associated with our transition of certain on-shore activities to our Center of Excellence (“CoE”) in India. The 2008 restructuring charges include $7.9 million for termination benefits, primarily related to a workforce reduction of 100 full-time employees (“FTE”) in product development, consulting and sales-related positions across all of our geographic regions and $119,000 for office closure and integration costs of redundant office facilities. As of December 31, 2008, approximately $5.7 million of the costs associated with these restructuring charges have been paid and the remaining balance of $2.2 million is included in the caption “Accrued expenses and other current liabilities.” We

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expect all of the remaining termination benefits and office closure costs to be paid in 2009. A summary of the 2008 restructuring and office closure charges is as follows:

				Balance
			Impact of Changes	December 31,
Description of charge	Initial Reserve	Cash Charges	in Exchange Rates	2008

Termination benefits	$7,891	$(5,576)	$(164)	$2,151
Office closures	119	(77)	(6)	36

Total	$8,010	$(5,653)	$(170)	$2,187

2007 Restructuring Charges

We recorded restructuring charges of $6.2 million in 2007 that included $5.9 million for termination benefits and $292,000 for office closures. The termination benefits are primarily related to a workforce reduction of approximately 120 full-time employees (“FTE”) in our Scottsdale, Arizona product development group as a direct result of our decision to standardize future product offerings on the JDA Enterprise Architecture platform and reduction of approximately 40 FTE in our worldwide consulting services group. The office closure charge is for the closure and integration costs of redundant office facilities. As of December 31, 2008, all costs associated with the 2007 restructuring charges have been paid with the exception of a $138,000 reserve for termination benefits, primarily for foreign employees, and a $39,000 reserve for office closures which are included in the caption “Accrued expenses and other current liabilities.” We expect substantially all of the remaining termination benefits and office closure costs to be paid in 2009. A summary of the 2007 restructuring and office closure charges is as follows:

			Impact of			Impact of
			Changes in	Balance		Changes in	Balance
	Initial	Cash	Exchange	December 31,	Cash	Exchange	December 31,
Description of charge	Reserve	Charges	Rates	2007	Charges	Rates	2008

Termination benefits	$5,908	$(5,718)	$6	$196	$(57)	$(1)	$138
Office closures	292	(253)	—	39	—	—	39

Total	$6,200	$(5,971)	$6	$235	$(57)	$(1)	$177

2006 Restructuring Charges

We recorded restructuring charges of $6.2 million in 2006 that included $4.8 million for termination benefits and relocation bonuses and $1.4 million for office closures. The restructuring charges were primarily related to the consolidation of two existing JDA offices in the United Kingdom into the Manugistics office facility in the United Kingdom and the elimination of certain accounting and administrative positions in Europe and Canada. Subsequent immaterial adjustments were made to these reserves in 2008 and 2007 based on our revised estimates to complete the restructuring activities and are included in the consolidated statements of operations in the caption “Restructuring charges and adjustments to acquisition-related reserves.” As of December 31, 2008, all costs associated with the 2006 restructuring charges have been paid with the exception of a $43,000 reserve for termination benefits, primarily for foreign employees, and $20,000 for office closures which are included in the caption “Accrued

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses and other current liabilities.” We expect substantially all of the remaining termination benefits and office closure costs to be paid in 2009. A summary of the 2006 restructuring and office closure charges is as follows:

				Impact of				Impact of
				Changes in	Balance			Changes in	Balance
	Initial	Additional	Cash	Exchange	December 31,	Additional	Cash	Exchange	December 31,
Description of charge	Reserve	Reserves	Charges	Rates	2007	Reserves	Charges	Rates	2008

Termination benefits	$4,807	$239	$(4,928)	$79	$197	$6	$(153)	$(7)	$43
Office closures	1,418	(151)	(1,236)	36	67	(15)	(16)	(16)	20

Total	$6,225	$88	$(6,164)	$115	$264	$(9)	$(169)	$(23)	$63

9.	Long-term Debt and Revolving Credit Facilities:

To finance the acquisition of Manugistics and the repayment of their debt obligations, we entered into a credit agreement (the “Credit Agreement”) with a consortium of lenders, including Citibank, N.A., Citigroup Global Markets Inc. and UBS Securities LLC, that provided $175 million in aggregate term loans, $50 million in revolving credit facilities and up to $75 million of incremental term or revolving credit facilities as requested, subject to certain terms and conditions. Proceeds from the term loans of approximately $168.4 million, which is net of nearly $6.6 million of loan origination and other administrative fees, together with the JDA and Manugistics combined cash balances at acquisition closing of approximately $281 million and the $50 million investment from Thoma Bravo, LLC in the form of Series B Preferred Stock (see Note 13), were used to fund the cash obligations under the Merger Agreement and related transaction expenses and to retire approximately $174 million of Manugistics’ existing debt consisting of Convertible Subordinated Notes that were scheduled to mature in 2007. The remaining $1.5 million of assumed Convertible Subordinated Notes were retired in 2007. Additionally, we utilized the revolving credit facilities to replace approximately $9.6 million of Manugistics’ standby letters of credit.

Term Loans.  The term loans were scheduled to be repaid in 27 quarterly installments of $437,500 beginning in September 2006, with the remaining balance due at maturity in July 2013. In addition to the scheduled maturities, the Credit Agreement also required additional mandatory repayments on the term loans based on a percentage of our annual excess cash flow, as defined, beginning with the fiscal year that commenced January 1, 2007. As of December 31, 2008, we have repaid all of our term loans with payments of $99.6 million in 2008, including a final payment of $80.5 million on October 1, 2009, $40.0 million in 2007 and $35.4 million in 2006. The “Current portion of long-term debt” caption on the consolidated balance sheet at December 31, 2007 includes the scheduled quarterly installments for 2008 plus an additional mandatory payment of approximately $5.3 million that was due and payable on March 30, 2008 based on our excess cash flow in 2007.

Interest on the term loans was paid quarterly during 2008, 2007 and 2006 at the London Interbank Offered Rate (“LIBOR”) + 2.25%. We entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. We structured the interest rate swap with decreasing notional amounts to match the expected pay down of the debt. The interest rate swap, which was designated a cash flow hedge derivative (see Note 1), was terminated on October 5, 2008 in connection with the repayment of the remaining balance of the term loans.

Loan origination and other administrative fees were amortized on a 3-year straight-line schedule based upon an accelerated repayment of the term loan obligations with the remaining balance fully amortized in fourth quarter 2008 in connection with the repayment of the remaining term loans. Amortization expense related to the loan origination and other administrative fees was $3.7 million, $1.8 million and $1.1 million in 2008, 2007 and 2006, respectively and is included under the caption “Interest expense and amortization of loan fees.”

Revolving Credit Facilities.  The revolving credit facilities are still in effect and mature on July 5, 2012 with interest payable quarterly at LIBOR + 2.25%. The interest rate on the revolving credit facilities may be adjusted quarterly beginning January 1, 2007 based on our Leverage Ratio and range from LIBOR + 1.75% to LIBOR +

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.25%. There were no adjustments made to the interest rate on the revolving credit facilities in 2008 or 2007. The revolving credit facilities also require that we pay an annual commitment fee equal of .5% of the available credit. The annual commitment fee, which is payable quarterly in arrears, may be adjusted quarterly beginning January 1, 2007 based on our Leverage Ratio and range from .375% to .5%. The Leverage Ratio is defined as the ratio of consolidated indebtedness less excess cash, as defined, to consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and other adjustments as defined in the agreement). The Leverage Ratio is calculated quarterly on a pro forma basis that includes the four preceding quarters and cannot exceed the following thresholds over the term of the loan: Fiscal 2006 and 2007 — 3.00 to 1.0; Fiscal 2008 — 2.50 to 1.0; Fiscal 2009 — 2.00 to 1.0; Fiscal 2010 through maturity — 1.50 to 1.0. There is no Leverage Ratio for 2008 as we have no consolidated indebtedness and the Leverage Ratio for 2007 was .5 to 1.0. No changes have been made to our annual commitment fee.

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

10.	Deferred Revenue

At December 31, 2008 and 2007, deferred revenue consists of deferrals for software license fees, maintenance, consulting and training and other services as follows:

	2008	2007

Software	$977	$672
Maintenance	57,955	65,216
Consulting	1,869	456
Training and other	1,204	1,186

	$62,005	$67,530

11.	Lease Commitments

We currently lease office space in the Americas for 11 regional sales and support offices across the United States, Canada and Latin America, and for 12 other international sales and support offices located in major cities throughout Europe, Asia, Australia, Japan and our Center of Excellence facility in Hyderabad, India. The leases are primarily non-cancelable operating leases with initial terms ranging from one to 20 years that expire at various dates through the year 2018. None of the leases contain contingent rental payments; however, certain of the leases contain scheduled rent increases and renewal options. We expect that in the normal course of business most of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. We believe our existing facilities are adequate for our current needs and for the foreseeable future. As of December 31, 2008, we have approximately 33,000 square feet of excess office space under lease that we are trying to sublet. In addition, we lease various computers, telephone systems, automobiles, and office equipment under non-cancelable operating leases with initial terms ranging from 12 to 48 months. Certain of the equipment leases contain renewal options and we expect that in the normal course of business some or all of these leases will be renewed or replaced by other leases.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net rental expense under operating leases in 2008, 2007 and 2006 was $11.0 million, $13.1 million and $12.4 million, respectively. The following summarizes future minimum lease payments under non-cancelable operating leases at December 31, 2008.

2009	$13,324
2010	12,211
2011	11,725
2012	6,786
2013	1,497
Thereafter	7,363

Total future minimum lease payments	$52,906

We have entered into sublease agreements on excess space in certain of our leased facilities that will provide sublease rentals of approximately $3.6 million, $3.8 million, $3.9 million and $1.6 million in 2009, 2010, 2011 and 2012, respectively. We currently have no sublease agreements in place that provide for sublease rentals beyond 2012.

12.	Legal Proceedings

We are involved in other legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not currently believe the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

13.	Redeemable Preferred Stock

In connection with the Manugistics acquisition, we issued 50,000 shares of a Series B Preferred Stock to funds affiliated with Thoma Bravo, LLC (“Thoma Bravo” and formerly known as Thoma Cressey Bravo Equity Partners) for $50 million in cash (the “Equity Financing”). Thoma Bravo is a private equity investment firm. The Series B Preferred Stock is convertible, at any time in whole or in part, into a maximum of 3,603,603 shares of JDA common stock based on an agreed conversion rate of $13.875. The preferred stock contains certain pre-emptive rights and liquidation preferences and is non-dividend paying. However, the Series B Preferred Stock is a participating security, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the Series B Preferred Stock as if the Series B Preferred Stock had been converted into common stock.

The holders of the Series B Preferred Stock are entitled to notice of all stockholder meetings and generally may vote as a single class together with our common stock on all matters submitted to our stockholders for a vote. In addition, the approval of the majority of outstanding shares of Series B Preferred Stock, voting together as a separate class, is required for certain fundamental transactions, including acquisitions, financings and reorganizations. Holders of Series B Preferred Stock are entitled as a class to elect a director to our Board and have appointed Mr. Orlando Bravo, a Managing Partner with Thoma Bravo, to serve as a member of our Board of Directors.

The Series B Preferred Stock included a scheduled redemption right that allowed any holder to demand a redemption of all or any part of their shares after September 6, 2013 at a cash redemption price equal to the greater of (a) a $1,000 per share liquidation value or (b) the fair market value of the common stock that would be issued upon conversion of the Series B Preferred Stock. The conversion feature of the Series B Preferred Stock, as originally drafted, was considered an embedded derivative under the provision of SFAS No. 133, and accordingly was accounted for separately from the Series B Preferred Stock (see Note 1). On the date of issuance, we recorded a $10.9 million liability for the estimated fair value of the conversion feature and reduced the face value of the Series B Preferred Stock to $39.1 million. Pursuant to the guidance in EITF Topic D-98, the Series B Preferred Stock has been classified in the balance sheet between long-term debt and shareholders’ equity. We subsequently

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

made an adjustment of $10.9 million to increase the carrying amount of the Series B Preferred Stock back to its redemption value of $50 million. In accordance with EITF Topic D-98, the increase in the carrying value of the Series B Preferred Stock has been treated in the same manner as dividends on non-redeemable stock and charged to retained earnings. The increase in the carrying value of the Series B Preferred Stock reduces income applicable to common shareholders in the calculation of earnings per share (see Note 17).

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

14.	Stockholders’ Equity

Treasury Stock Repurchases

In July 2007, the term loan credit agreement (see Note 9) was amended to allow us to make open market cash purchases of our common stock in an aggregate amount not to exceed $75.0 million. There were no open market cash purchases of our common stock during 2008 or 2007.

During 2008 and 2007, we repurchased 118,048 and 12,411 shares, respectively tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted shares under the 2005 Performance Incentive Plan. The shares were repurchased in 2008 for $2.1 million at prices ranging from $11.50 to $20.40 per share. The shares were repurchased in 2007 for $244,000 at prices ranging from $14.52 to $24.96 per share.

On March 5, 2009, the Board of Directors adopted a program to use up to $30.0 million of the Company’s cash resources to repurchase shares of our common stock in the open market or in private transactions at prevailing market prices during the 12-month period ending March 10, 2010.

2005 Performance Incentive Plan

We have a 2005 Performance Incentive Plan (“2005 Incentive Plan”) that provides for the issuance of up to 1,847,000 shares of common stock to employees, consultants and directors under stock purchase rights, stock bonuses, restricted stock, restricted stock units, performance awards, performance units and deferred compensation awards. With the adoption of the 2005 Incentive Plan, we terminated all prior stock option plans except for those provisions necessary to administer the outstanding options. Stock options are no longer used for share-based compensation. The 2005 Incentive Plan contains certain restrictions that limit the number of shares that may be issued and cash awarded under each type of award, including a limitation that awards granted in any given year can be no more than two percent (2%) of the total number of shares of common stock outstanding as of the last day of the preceding fiscal year. Awards granted under the 2005 Incentive Plan will be in such form as the Compensation Committee shall from time to time establish and may or may not be subject to vesting conditions based on the satisfaction of service requirements or other conditions, restrictions or performance criteria including the Company’s achievement of annual operating goals. Restricted stock and restricted stock units may also be granted under the 2005 Incentive Plan as a component of an incentive package offered to new employees or to existing employees based on performance or in connection with a promotion, and will generally vest over a three-year period, commencing at the date of grant. We measure the fair value of awards under the 2005 Incentive Plan based

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the market price of the underlying common stock as of the date of grant. The awards are amortized over their applicable vesting period using graded vesting.

On February 5, 2009, the Board approved an amendment to the 2005 Incentive Plan to increase the number of shares of common stock issuable under the plan from 1,847,000 to 3,847,000 shares of common stock. We plan to ask for shareholder approval of this amendment and the additional 2,000,000 shares at our 2009 Annual Meeting of Stockholders scheduled to be held on May 11, 2009.

Performance Share Awards.  The Board approved a stock-based incentive program in 2008 (“2008 Performance Program”) that provided for the issuance of contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we were able to achieve a defined performance threshold goal in 2008. The performance threshold goal was defined as $95 million of adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which excludes certain non-routine items. A partial pro-rata issuance of performance share awards would be made if we achieved a minimum adjusted EBITDA performance threshold. The Company’s actual 2008 adjusted EBITDA performance, which exceeded the defined performance threshold goal of $95 million, was approved by the Board in January 2009 and qualified participants to receive approximately 106% of their target awards. In total, 222,838 performance share awards were issued in January 2009 with a grant date fair value of $3.9 million. The performance share awards vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. The Company’s performance against the defined performance threshold goal was evaluated on a quarterly basis throughout 2008 and stock-based compensation recognized over requisite service periods that run from the date of board approval through January 2011. A deferred compensation charge of $3.9 million was recorded in the equity section of our balance sheet during 2008, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. We recognized $2.6 million in share-based compensation expense related to these performance share awards in 2008 which is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”

In January 2009, the Board approved a stock-based incentive program for 2009 (“2009 Performance Program”). The 2009 Performance Program provides for the issuance of contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we are able to achieve a defined adjusted EBITDA performance threshold goal in 2009. A partial pro-rata issuance of performance share awards will be made if we achieve a minimum adjusted EBITDA performance threshold. The 2009 Performance Program initially provides for up to 593,659 of targeted contingently issuable performance share awards with a fair value of approximately $7.9 million. The performance share awards, if any, will be issued after the approval of our 2009 financial results in January 2010 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period. The Company’s performance against the defined performance threshold goal will be evaluated on a quarterly basis throughout 2009 and share-based compensation recognized over the requisite service period that runs from January 13, 2009 (the date of board approval) through January 2012 pursuant to the guidance in SFAS No. 123 (R). If we achieve the defined performance threshold goal we would expect to recognize approximately $5.3 million of the award as share-based compensation in 2009.

Restricted Stock Unit Awards.  In August 2006, the Board approved a special Manugistics Incentive Plan (“Integration Plan”). The Integration Plan provided for the issuance of contingently issuable restricted stock units under the 2005 Incentive Plan to executive officers and certain other members of our management team if we were able to successfully integrate the Manugistics acquisition and achieve a defined performance threshold goal in 2007. The performance threshold goal was defined as $85 million of adjusted EBITDA, which excludes certain non-routine items. A partial pro-rata issuance of restricted stock units would be made if we achieved a minimum performance threshold. The Board approved additional contingently issuable restricted stock units under the Integration Plan for executive officers and new participants in 2007. The Company’s actual 2007 adjusted EBITDA performance was approved by the Board in January 2008 and qualified participants for a pro-rata issuance equal to

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

99.25% of their target awards. In total, 502,935 restricted stock units were issued in January 2008 with a grant date fair value of $8.1 million. The restricted stock units vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. Through December 31, 2008, approximately 27,000 of the restricted stock units granted under the Integration Plan have been subsequently forfeited.

A deferred compensation charge of $8.1 million was recorded in the equity section of our balance sheet during 2007, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. Stock-based compensation is being recognized on a graded vesting basis over the requisite service periods that run from the date of the various board approvals through January 2010. No share-based compensation expense was recognized in 2006 related to the Integration Plan as management determined based on the Company’s historical experience it was not probable that the performance condition would be met. We recognized $1.1 million and $5.4 million in stock-based compensation expense related to these restricted stock unit awards in 2008 and 2007, respectively which is reflected in the consolidated statements of operations under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”

Other restricted stock unit awards of 8,000 and 9,000 were made in 2008 and 2007 under incentive packages offered to existing employees with grant date fair values of $101,000 and $185,000, respectively. There were no restricted stock unit awards in 2006. Restricted stock awards of 10,000, 30,981 and 77,214 were made in 2008, 2007 and 2006, respectively with grant date fair values of $199,000, $629,000 and $1.2 million, respectively to our directors, executive officers and certain other members of our management team based on the achievement of operating goals and to new employees as part of incentive packages. Restricted stock awards to our directors were granted fully vested and the related share-based compensation was recognized on the date of grant. Share-based compensation on all other awards is being amortized over the applicable vesting periods in the awards using the straight-line method.

We recorded total share-based compensation expense of $4.3 million, $6.2 million and $656,000 related to 2005 Incentive Plan awards in 2008, 2007 and 2006, respectively and as of December 31, 2008 we have included $2.9 million of deferred compensation in stockholders’ equity. This compensation is expected to be recognized over a weighted average period of 1.1 years. The total fair value of restricted shares and restricted share units vested during 2008, 2007 and 2006 was $6.4 million, $783,000 and $949,000, respectively. The following table summarizes activity under the 2005 Incentive Plan:

	Restricted Stock Units &
	Performance Share Awards		Restricted Stock Awards
		Weighted Average		Weighted Average
	Units	Fair Value	Shares	Fair Value

Non-vested Balance, January 1, 2006	62,913	$12.32	—	—
Granted	—	—	77,214	$15.10
Vested	(31,918)	12.30	(37,763)	14.75
Forfeited	(1,926)	13.70	(311)	14.90

Non-vested Balance, December 31, 2006	29,069	$12.26	39,140	$15.43
Granted	9,000	20.59	30,981	20.30
Vested	(24,186)	13.79	(26,154)	17.18
Forfeited	(363)	11.19	(3,417)	15.96

Non-Vested Balance, December 31, 2007	13,520	$15.08	40,550	$17.98
Granted	510,935	15.92	10,000	19.86
Vested	(372,561)	15.92	(25,751)	18.56
Forfeited	(27,749)	16.97	(4)	14.90

Non-Vested Balance, December 31, 2008	124,145	$15.60	24,795	$18.14

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans

We maintained various stock option plans through May 2005 (“Prior Plans”). The Prior Plans provided for the issuance of shares of common stock to employees, consultants and directors under incentive and non-statutory stock option grants. Stock option grants under the Prior Plans were made at a price not less than the fair market value of the common stock at the date of grant, generally vested over a three to four-year period commencing at the date of grant and expire in ten years. No grants have been made under the Prior Plans since 2004 and with the adoption of the 2005 Incentive Plan we terminated all Prior Plans except for those provisions necessary to administer the outstanding options, all of which are fully vested.

The following summarizes the combined stock option activity during the three-year period ended December 31, 2008:

		Options Outstanding
	Options available		Exercise price
	for grant	Shares	per share

Balance, January 1, 2006	—	4,506,548	$6.44 to $37.25
Plan shares expired	(111,821)	—	—
Cancelled	111,821	(111,821)	$8.88 to $37.25
Exercised	—	(237,643)	$6.44 to $16.80

Balance, December 31, 2006	—	4,157,084	$6.44 to $27.50
Plan shares expired	(168,680)	—	—
Cancelled	168,680	(168,680)	$8.56 to $26.23
Exercised	—	(757,513)	$6.43 to $21.33

Balance, December 31, 2007	—	3,230,891	$6.44 to $27.50
Plan shares expired	(159,233)	—	—
Cancelled	159,233	(159,233)	$8.56 to $26.96
Exercised	—	(697,072)	$6.44 to $16.80

Balance, December 31, 2008	—	2,374,586	$6.44 to $27.50

The weighted average exercise price of outstanding options at December 31, 2007, options cancelled during 2008, options exercised during 2008 and outstanding options at December 31, 2008 were $14.06, $23.29, $11.20 and $14.29, respectively.

The following summarizes certain weighted average information on options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (years)	Price	Exercisable	Price

$6.44 to $9.00	394,053	0.61	$8.55	394,053	$8.55
$10.00 to $14.88	1,067,751	2.82	$12.07	1,067,751	$12.07
$15.15 to $21.17	884,782	3.10	$19.13	884,782	$19.13
$25.33 to $27.50	28,000	3.40	$26.98	28,000	$26.98

	2,374,586	2.57	$14.29	2,374,586	$14.29

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of options exercised during 2008, 2007 and 2006 was $4.3 million, $5.4 million and $970,000, respectively and as of December 31, 2008, the aggregate intrinsic value of outstanding and exercisable options was $3.4 million.

Employee Stock Purchase Plan.

An Employee Stock Purchase Plan (“2008 Purchase Plan”) was adopted by the Board and approved by stockholders in May 2008. The 2008 Purchase Plan has an initial reserve of 1,500,000 shares and provides eligible employees with the ability to defer up to 10% of their earnings for the purchase of our common stock on a semi-annual basis at 85% of the fair market value on the last day of each six-month offering period. The initial six-month offering period began August 1, 2008 with the first scheduled purchase on February 1, 2009. The plan is considered compensatory under SFAS No. 123 (R) and as a result, stock-based compensation will be recognized on the last day of each six-month offering period in an amount equal to the difference between the fair value of the stock on the date of purchase and the discounted purchase price. No share-based compensation expense was recorded for the 2008 Purchase Plan during 2008. A total of 100,028 shares of common stock were purchased on February 1, 2009 at a price of $9.52 and we recorded $169,000 in share-based compensation expense.

The following provides tabular disclosure as of December 31, 2008 of the number of securities to be issued upon the exercise of outstanding options or vesting of restricted stock units, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans, aggregated into two categories — plans that have been approved by stockholders and plans that have not:

	Number of Securities
	to be Issued		Number of
	upon Exercise of		Securities
	Outstanding Options		Remaining Available
	or Vesting of	Weighted-Average	for Future Issuance
	Restricted Stock	Exercise Price of	Under Equity
Equity Compensation Plans	Units	Outstanding Options	Compensation Plans

Approved by stockholders:
1996 Option Plan	2,014,023	$14.13	—
1996 Directors Plan	96,750	$16.08	—
2005 Performance Incentive Plan	148,940	$—	1,242,640
Employee Stock Purchase Plan	1,500,000	$—	1,500,000

	3,759,713	$14.22	2,742,640
Not approved by stockholders:
1998 Option Plan	263,813	$14.83	—

	4,023,526	$14.29	2,742,640

15.	Employee Benefit Plans

We maintain a defined 401(k) contribution plan (“401(k) Plan”) for the benefit of our employees. Participant contributions vest immediately and are subject to the limits established from time-to-time by the Internal Revenue Service. We provide discretionary matching contributions to the 401(k) Plan on an annual basis. Our matching contributions were 25% in 2008, 2007 and 2006 and vest 100% after 2 years of service. Our matching contributions to the 401(k) Plan were $2.1 million, $1.9 million and $1.8 million in 2008, 2007 and 2006, respectively.

16.	Income Taxes

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

The income tax (provision) benefit includes income taxes currently payable and those deferred due to temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The components of the income tax (provision) benefit for the three years ended December 31, 2008 are as follows:

	2008	2007	2006

Current taxes:
Federal and state	$(4,099)	$(356)	$448
Foreign	268	(3,548)	(2,261)

Total current taxes	(3,831)	(3,904)	(1,813)
Deferred taxes	(503)	(9,991)	946

Income tax (provision) benefit	$(4,334)	$(13,895)	$(867)

The effective tax rate used to record the income tax (provision) benefit in 2008, 2007 and 2006 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The effective tax rates do not include excess tax benefits from the employee stock options exercised during 2008, 2007 and 2006 of $1.4 million, $1.3 million and $330,000, respectively. These excess tax benefits will reduce our income tax liabilities in future periods and result in an increase to additional paid-in capital as we are able to utilize them. During 2008 we recorded an immaterial adjustment to reverse the total excess tax benefit previously recognized in 2007 and 2006 of approximately $1.6 million which reduced additional paid-in capital and non-current deferred tax assets.

The income tax (provision) benefit recorded in the three years ended December 31, 2008 differed from the amounts computed by applying the federal statutory income tax rate of 35% to income before income taxes as a result of the following:

	2008	2007	2006

Income before income taxes	$7,458	$40,417	$421

Income tax (provision) benefit at federal statutory rate	$(2,610)	$(14,146)	$(143)
Research and development credit	930	432	—
Meals, entertainment and other non-deductible expenses	(332)	(322)	(112)
State income taxes	(59)	(983)	(218)
Extra-territorial income exclusion	—	—	576
Change in fair value of Series B preferred stock conversion feature	—	—	(1,050)
Foreign tax rate differential	804	796	(141)
Other, net	(120)	161	188
Changes in estimate and foreign statutory rates	(2,582)	556	33
Interest and penalties on uncertain tax positions	(365)	(389)	—

Income tax (provision) benefit	$(4,334)	$(13,895)	$(867)

Effective tax rate	58.1%	34.4%	205.9%

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income before income taxes for 2008, 2007 and 2006 includes $6.3 million, $8.2 million and $5.6 million of foreign pretax income, respectively. The $2.6 million increase in the changes in estimate and foreign statutory rates is due primarily to additional FIN 48 liabilities, settlement of IRS examinations and the true-up of previously estimated deferred tax assets.

The income tax effects of temporary differences that give rise to our deferred income tax assets and liabilities are as follows:

	2008		2007
	Current	Non-Current	Current	Non-Current

Deferred tax asset:
Accruals and reserves	$3,381	$4,116	$6,347	$—
Deferred revenue	712	—	1,095	—
Excess Space Reserve	110	3,643	—	4,348
Net Operating Loss	9,420	58,964	—	74,051
Foreign deferred and NOL	1,491	—	1,311	1,448
Tax credit carryforwards	7,141	10,101	—	17,457
R&D Expenses Capitalized	1,672	5,074	—	8,339
AMT Credit carryforward	—	341	—	339
Property and equipment	—	2,831	—	124
Other	—	—	—	631

Deferred tax asset	23,927	85,070	8,753	106,737
Deferred tax liability:
Goodwill and other intangibles	—	(35,307)	—	(40,548)
Foreign deferred	—	(885)	—	—

Deferred tax liability	—	(36,192)	—	(40,548)
Valuation Allowance	(1,008)	(4,063)	(550)	(4,160)

Total	$22,919	$44,815	$8,203	$62,029

The valuation allowances at December 31, 2008 and 2007 are for state research and development tax credit carryforwards that we may not be able to fully utilize before it expires.

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

We adopted the provisions of FIN 48 on January 1, 2007 and recorded $3.5 million of unrecognized tax benefits as of that date. With the adoption of FIN 48, a charge of approximately $1.0 million was made to beginning retained earnings for uncertain tax positions and a FIN 48 adjustment of $2.9 million was made to the purchase price

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocation on the Manugistics acquisition to record a tax liability for uncertain tax positions which increased the goodwill balance. A reconciliation of the liability for unrecognized income tax benefits is as follows:

	December 31,
	2008	2007

Unrecognized tax benefits, beginning of year	$9,436	$3,487
Increase (decrease) related to prior year tax positions	5,006	5,949
Increase related to current year tax positions	539	—
Settlements	(3,260)	—

Unrecognized tax benefits, end of year	$11,721	$9,436

As of December 31, 2008 approximately $10.9 million of unrecognized tax benefits, substantially all of which relates to uncertain tax positions associated with the acquisition of Manugistics, would impact our effective tax rate if recognized. Deferred tax assets have been reduced by $6.4 million related to FIN 48 liabilities. Upon adoption of SFAS No. 141 (R), future recognition of these uncertain tax positions will be treated as a component of income tax expense rather than as a reduction of goodwill under SFAS 141. It is reasonably possible that approximately $700,000 of unrecognized tax benefits will be recognized within the next 12 months.

The FIN 48 adjustments on January 1, 2007 include an accrual of approximately $1.3 million for interest and penalties. We have treated all subsequent accruals of interest and penalties related to uncertain tax positions as a component of income tax expense, including accruals made during 2008 and 2007 of $600,000 and $630,000, respectively. As of December 31, 2008 and 2007, there are approximately $2.6 million and $1.9 million, respectively of interest and penalties accruals related to uncertain tax positions which are reflected in the consolidated balance under the caption “Liability for uncertain tax positions.” To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision.

We conduct business globally and, as a result, JDA Software Group, Inc. or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subjected to examination by taxing authorities throughout the world, including significant jurisdictions in the United States, the United Kingdom, Australia and France. The increases in the liability for unrecognized tax benefits related to prior year tax positions during 2008 and 2007 relate to uncertainty regarding our ability to utilize certain foreign net operating loss carryforwards acquired in the acquisition of Manugistics and uncertainties regarding the validity of the income tax holiday in India. Our business operations in India have been granted a tax holiday from income taxes through the tax year ending March 31, 2010. This tax holiday did not have a significant impact on our 2008 or 2007 operating results; however, our overall effective tax rate will be negatively impacted as the tax holiday period expires. The decrease in liability for unrecognized tax benefits in 2008 results primarily from the settlement of an Internal Revenue Service audit of our 2006 tax year and the settlement of a tax audit in Germany in the amount of approximately $800,000. We are currently under audit by the Internal Revenue Service for the 2007 and 2008 tax years. The examination phase of these audits has not yet been completed; however, we do not anticipate any material adjustments. The following table sets forth significant jurisdictions that have open tax years that are subject to examination:

Country	Open Tax Years Subject to Examination

United States	2007, 2008
United Kingdom	2005, 2006, 2007, 2008
Australia	2002, 2003, 2004, 2005, 2006, 2007, 2008
France	2004, 2005, 2006, 2007, 2008

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

JDA Software Group, Inc. accepted an invitation to participate in the Compliance Assurance Program (“CAP”) beginning in 2007. The CAP program was developed by the Internal Revenue Service to allow for transparency and to remove uncertainties in tax compliance. The CAP program is offered by invitation only to those companies with both a history of immaterial audit adjustments and a high level of tax complexity and will involve a review of each quarterly tax provision. The Internal Revenue Service has completed their review of our tax provision for 2007 and the first three quarters of 2008. No material adjustments have been made as a result of these reviews.

At December 31, 2008, we have approximately $5.5 million and $7.8 million of federal and state research and development tax credit carryforwards, respectively, that expire at various dates through 2028. We also have approximately $10.5 million of foreign tax credit carryforwards that expire between 2012 and 2018. Pursuant to SFAS No 123(R), we have not recognized $3.5 million of deferred tax assets related to excess tax benefits on share-based compensation that we have not yet been able to realize. We have approximately $187.1 million of federal net operating loss carryforwards, which are subject to annual limitations prescribed in section 382 of the Internal Revenue Code, that expire beginning in 2026. We also have $67.4 million and $14 million of state and foreign net operating loss carryforwards that expire beginning in 2012, and 2022, respectively.

17.	Earnings per Share

The Company has two classes of outstanding capital stock, Common Stock and Series B Preferred Stock. The Series B Preferred Stock is a participating security, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the Series B Preferred Stock as if the Series B Preferred Stock had been converted into common stock. According to the Emerging Issues Task Force Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share, companies having participating securities are required to apply the two-class method to compute basic earnings per share. Under the two-class computation method, basic earnings per share is calculated for each class of stock and participating security considering both dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Diluted earnings per share for 2008, 2007 and 2006 exclude approximately 775,000, 762,000 and 4.2 million, respectively of vested options for the purchase of common stock that have grant prices in excess of the average market price, or which are otherwise anti-dilutive. In addition, diluted earnings per share for 2006 excludes 502,935 contingently issued shares for which all necessary

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conditions had not been met and 29,069 unvested restricted stock units as their affect would be anti-dilutive (see Note 14). Earnings per share for the three years ended December 31, 2008 is calculated as follows:

	Year Ended December 31,
	2008	2007	2006

Net income (loss)	$3,124	$26,522	$(446)
Adjustment to increase the carrying amount of the Series B Preferred Stock to its redemption value	—	—	(10,898)

Income (loss) applicable to common shareholders	$3,124	$26,522	$(11,344)
Undistributed earnings (loss):
Common Stock	2,796	23,664	(11,344)
Series B Preferred Stock	328	2,858	—

Total undistributed earnings (loss)	$3,124	$26,522	$(11,344)

Weighted Average Shares:
Common Stock	30,735	29,789	29,232
Series B Preferred Stock	3,604	3,604	—

Shares — Basic earnings (loss) per share	34,339	33,393	29,232
Dilutive common stock equivalents	846	1,347	—

Shares — Diluted earnings (loss) per share	35,185	34,740	29,232

Basic earnings (loss) per share applicable to common shareholders:
Common Stock	$.09	$.79	$(.39)

Series B Preferred Stock	$.09	$.79

Diluted earnings (loss) per share applicable to common shareholders:	$.09	$.76	$(.39)

18.	Segment Information

We are a leading provider of sophisticated software solutions designed specifically to address the supply and demand chain requirements of global consumer products companies, manufacturers, wholesale/distributors and retailers, as well as government and aerospace defense contractors and travel, transportation, hospitality and media organizations, and have an install base of nearly 5,800 customers worldwide. Our solutions enable customers to manage and optimize the coordination of supply, demand and flows of inventory throughout the demand chain to the consumer. We conduct business in three geographic regions that have separate management teams and reporting structures: the Americas (United States, Canada and Latin America), Europe (Europe, Middle East and Africa), and Asia/Pacific. Similar products and services are offered in each geographic region and local management is evaluated primarily based on total revenues and operating income. Identifiable assets are also managed by geographical region. The accounting policies of each region are the same as those described in Note 1 of the Notes

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to Consolidated Financial Statements. The geographic distribution of our revenues and identifiable assets as of, or for the three-year period ended December 31, 2008 is as follows:

	2008	2007	2006

Revenues:
Americas	$269,269	$247,907	$188,775
Europe	87,656	89,486	60,218
Asia/Pacific	33,407	36,182	28,474

Total revenues	$390,332	$373,575	$277,467

Identifiable assets:
Americas	$402,350	$470,205	$466,086
Europe	86,780	108,390	117,863
Asia/Pacific	35,646	43,630	40,795

Total identifiable assets	$524,776	$622,225	$624,744

Revenues for the Americas include $236.7 million, $224.5 million and $168.8 million from the United States in 2008, 2007 and 2006, respectively. Identifiable assets for the Americas include $379.7 million, $446.3 million and $443.1 million in the United States as of December 31, 2008, 2007 and 2006, respectively. The decrease in identifiable assets at December 31, 2008 results primarily from the utilization of cash balances to repay the remaining $99.6 million of our long-term debt and the costs associated with the terminated acquisition of i2 Technologies, including a $20 million non-refundable reverse termination fee (see Notes 2 and 9).

No customer accounted for more than 10% of our revenues during any of the three years ended December 31, 2008.

We organize and manage our operations by type of customer across the following reportable business segments:

•	Retail. This reportable business segment includes all revenues related to applications sold to retail customers.

•	Manufacturing and Distribution. This reportable business segment includes all revenues related to applications sold to manufacturing and distribution companies, including process manufacturers, consumer goods manufacturers, life sciences companies, high tech organizations, oil and gas companies, automotive producers and other discrete manufacturers involved with government, aerospace and defense contracts.

•	Services Industries. This reportable business segment includes all revenues related to applications sold to customers in service industries such as travel, transportation, hospitality, media and telecommunications. The Services Industries segment is centrally managed by a team that has global responsibilities for this market.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the revenues, operating income (loss), and depreciation attributable to each of these reportable business segments for the three years ended December 31, 2008 is as follows:

	2008	2007	2006

Revenues:
Retail	$210,624	$195,940	$175,152
Manufacturing and Distribution	159,323	161,117	96,755
Services Industries	20,385	16,518	5,560

	$390,332	$373,575	$277,467

Operating income (loss)
Retail	$59,256	$48,596	$27,435
Manufacturing and Distribution	61,759	62,154	31,948
Services Industries	2,001	364	(1,504)
Other (see below)	(102,708)	(62,337)	(50,584)

	$20,308	$48,777	$7,295

Depreciation
Retail	$4,479	$4,280	$4,927
Manufacturing and Distribution	3,131	3,517	2,513
Services Industries	699	360	134

	$8,309	$8,157	$7,574

Other:
General and administrative	$44,213	$41,515	$33,363
Provision for doubtful accounts	750	2,890	1,440
Amortization of intangible assets	24,303	15,852	9,556
Restructuring charge and adjustments to acquisition-related reserves	8,382	6,208	6,225
Costs of terminated acquisition of i2 Technologies	25,060	—	—
Gain on sale of office facility	—	(4,128)	—

	$102,708	$62,337	$50,584

Operating income in the Retail, Manufacturing and Distribution and Services Industry reportable business segments includes direct expenses for software licenses, maintenance services, service revenues, amortization of acquired software technology, product development expenses and losses on impairment of trademarks as well as allocations for sales and marketing expenses, occupancy costs, depreciation expense and amortization of acquired software technology. The “Other” caption includes general and administrative expenses and other charges that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segment.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Quarterly Data (Unaudited)

The following table presents selected unaudited quarterly operating results for the two-year period ended December 31, 2008. We believe that all necessary adjustments have been included in the amounts shown below to present fairly the related quarterly results.

Consolidated Statement of Income Data:

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$93,875	$91,796	$98,446	$106,215	$390,332
Gross profit	58,062	54,681	62,086	68,521	243,350
Amortization of intangibles (see Note 1)	6,076	6,076	6,075	6,076	24,303
Restructuring charges and adjustments to acquisition-related reserves (see Note 8)	756	2,799	399	4,428	8,382
Costs of terminated acquisition of i2 Technologies (see Note 2)	—	—	—	25,060	25,060
Operating income (loss)	9,857	6,466	15,985	(12,000)	20,308
Finance costs on terminated acquisition of i2 Technologies (see Note 2)	—	—	637	4,655	5,292
Net income (loss)	5,356	3,073	8,242	(13,547)	3,124
Basic earnings per share	$.16	$.09	$.24	$(.44)	$.09
Diluted earnings per share	$.15	$.09	$.23	$(.44)	$.09

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$90,717	$90,750	$93,645	$98,463	$373,575
Gross profit	53,592	53,797	56,358	61,694	225,441
Amortization of intangibles	3,963	3,963	3,963	3,963	15,852
Restructuring charges and adjustments to acquisition-related reserves	4,044	2,232	—	(68)	6,208
Gain on sale of office facility	(4,128)	—	—	—	(4,128)
Operating income	10,542	9,945	15,171	13,119	48,777
Net income	5,416	4,823	8,308	7,975	26,522
Basic earnings per share	$.16	$.15	$.25	$.24	$.79
Diluted earnings per share	$.16	$.14	$.24	$.22	$.76

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JDA SOFTWARE GROUP, INC.

By:	/s/ Hamish N. J. Brewer
Hamish N. J. Brewer
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2009:

Signature	Title

/s/ James D. Armstrong James D. Armstrong	Chairman of the Board

/s/ Hamish N. J. Brewer Hamish N. J. Brewer	President and Chief Executive Officer (Principal Executive Officer)

/s/ Kristen L. Magnuson Kristen L. Magnuson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Orlando Bravo Orlando Bravo	Director

/s/ J. Michael Gullard J. Michael Gullard	Director

/s/ Douglas G. Marlin Douglas G. Marlin	Director

/s/ Jock Patton Jock Patton	Director

EXHIBIT INDEX

Exhibit #			Description of Document

2	.1▲▲▲	—	Agreement and Plan of Merger by and between JDA Software Group, Inc., Stanley Acquisition Corp. and Manugistics Group, Inc. dated April 24, 2006.
2	.2▲▲▲	—	Voting Agreement by and among JDA Software Group, Inc., Manugistics Group, Inc. and other parties signatory thereto dated as of April 24, 2006.
2	.3◆◆◆	—	Agreement and Plan of Merger by and between JDA Software Group, Inc., Iceberg Acquisition Corp and i2 Technologies, Inc. dated August 10, 2008.
3	.1****	—	Third Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated July 23, 2002.
3	.2**	—	First Amended and Restated Bylaws of JDA Software Group, Inc.
3	.3▲▲▲▲	—	Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc filed with the Secretary of State of the State of Delaware on July 5, 2006.
3	.4††††	—	Certificate of Correction filed to correct a certain error in the Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc. filed with the Secretary of State of the State of Delaware on July 5,2006.
4	.1*	—	Specimen Common Stock Certificate of JDA Software Group, Inc.
10	.1*(1)	—	Form of Indemnification Agreement.
10	.2◆◆(1)	—	1996 Stock Option Plan, as amended on March 28, 2003.
10	.3*(1)	—	1996 Outside Directors Stock Option Plan and forms of agreement thereunder.
10	.4◆◆(1)	—	Executive Employment Agreement between James D. Armstrong and JDA Software Group, Inc. dated July 23, 2002, together with Amendment No. 1 effective August 1, 2003.
10	.5◆◆(1)	—	Executive Employment Agreement between Hamish N. Brewer and JDA Software Group, Inc. dated January 22, 2003, together with Amendment No. 1 effective August 1, 2003.
10	.6****(1)	—	Executive Employment Agreement between Kristen L. Magnuson and JDA Software Group, Inc. dated July 23, 2002.
10	.7◆◆(1)	—	1998 Nonstatutory Stock Option Plan, as amended on March 28, 2003.
10	.8#	—	2008 Employee Stock Purchase Plan.
10	.9▲▲▲▲	—	Credit Agreement dated as of July 5, 2006, among JDA Software Group, Inc., Manugistics Group, Inc., Citicorp North America, Inc., Citibank, N.A., Citigroup Global Markets Inc., UBS Securities LLC and Wells Fargo Foothill, LLC and the Lenders named therein.
10	.9.1***	—	Amendment No. 1 to Credit Agreement dated July 26, 2007, among JDA Software Group, Inc., Manugistics Group, Inc., Citicorp North America, Inc., Citibank, N.A., Citigroup Global Markets Inc., UBS Securities LLC and Wells Fargo Foothill, LLC and the Lenders named therein.
10	.10◆◆(2)	—	Value-Added Reseller License Agreement for Uniface Software between Compuware Corporation and JDA Software Group, Inc. dated April 1, 2000, together with Product Schedule No. One dated June 23, 2000, Product Schedule No. Two dated September 28, 2001, and Amendment to Product Schedule No. Two dated December 23, 2003.
10	.11◆◆(1)	—	JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 2004.
10	.12**(1)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and Kristen L. Magnuson, amending certain stock options granted to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on September 11, 1997 and January 27, 1998.
10	.13†(1)	—	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement).
10	.14††(1)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.

Exhibit #			Description of Document

10	.15◆(1)(3)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.
10	.16◆(1)(3)	—	Form of Nonstatutory Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.
10	.17◆(1)(4)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.
10	.18◆(1)(5)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan.
10	.19†††(1)	—	Executive Employment Agreement between Christopher Koziol and JDA Software Group, Inc. dated June 13, 2005.
10	.20▲(1)	—	Restricted Stock Units Agreement between Christopher Koziol and JDA Software Group, Inc. dated November 3, 2005.
10	.21▲(1)	—	Form of Restricted Stock Unit Agreement to be used in connection with restricted stock units granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.
10	.22▲▲(1)	—	Standard Form of Restricted Stock Agreement to be used in connection with restricted stock granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.
10	.23▲▲(1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Hamish N. Brewer pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.
10	.24▲▲(1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Kristen L. Magnuson pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.
10	.25▲▲(1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Christopher J. Koziol pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan.
10	.26▲▲▲	—	Preferred Stock Purchase Agreement by and among JDA Software Group, Inc. and Funds Affiliated with Thoma Cressey Equity Partners Inc. dated as of April 23, 2006.
10	.27▲▲▲	—	Registration Rights Agreement Between JDA Software Group, Inc. and Funds Affiliated With Thoma Cressey Equity Partners Inc. dated as of April 23, 2006.
10	.28#	—	Commitment Letter by and among JDA Software Group, Inc., Credit Suisse, Credit Suisse Securities (USA) LLC, Wachovia Bank, National Association and Wachovia Capital Markets, LLC dated August 10, 2008.
10	.29##	—	Amendment to Commitment Letter by and among JDA Software Group, Inc., Credit Suisse, Credit Suisse Securities (USA) LLC, Wachovia Bank, National Association and Wachovia Capital Markets, LLC dated September 29, 2008.
14	.1◆	—	Code of Business Conduct and Ethics.
21.1		—	Subsidiaries of Registrant.
23.1		—	Consent of Independent Registered Public Accounting Firm.
31.1		—	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2		—	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1		—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.
**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.
***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, as filed on August 9, 2007.

****	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 12, 2002.
†	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998.
††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed on November 13, 1998.
†††	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 16, 2005, as filed on June 20, 2005.
††††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed on November 9, 2006.
◆	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000.
◆◆	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004.
◆◆◆	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 10, 2008, as filed on August 11, 2008.
▲	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 28, 2005, as filed on November 3, 2005.
▲▲	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 16, 2006.
▲▲▲	Incorporated by reference to the Company’s Current Report on Form 8-K/A (Amendment No. 1) dated April 24, 2006, as filed on April 27, 2006.
▲▲▲▲	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 5, 2006, as filed on July 7, 2006.
#	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, as filed on August 11, 2008.
##	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 29, 2008, as filed on September 30, 2008.
(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.
(2)	Confidential treatment has been granted as to part of this exhibit.
(3)	Applies to James D. Armstrong.
(4)	Applies to Hamish N. Brewer.
(5)	Applies to Senior Executive Officers with the exception of James D. Armstrong and Kristen L. Magnuson