Form 10-Q
period 2009-03-31
JDA SOFTWARE GROUP INC
filed 2009-05-08
CIK 1006892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 31,306,081 as of May 1, 2009.

JDA SOFTWARE GROUP, INC.
FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts, unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$63,015	$32,696
Accounts receivable, net	65,672	79,353
Income tax receivable	1,159	316
Deferred tax asset	22,893	22,919
Prepaid expenses and other current assets	17,336	14,223

Total current assets	170,075	149,507

Non-Current Assets:
Property and equipment, net	42,180	43,093
Goodwill	135,275	135,275
Other Intangibles, net:
Customer lists	116,063	121,719
Acquired software technology	23,152	24,160
Trademarks	915	1,335
Deferred tax asset	43,834	44,815
Other non-current assets	4,702	4,872

Total non-current assets	366,121	375,269

Total Assets	$536,196	$524,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,776	$3,273
Accrued expenses and other liabilities	37,358	52,090
Deferred revenue	81,779	62,005

Total current liabilities	126,913	117,368

Non-Current Liabilities:
Accrued exit and disposal obligations	8,006	8,820
Liability for uncertain tax positions	7,211	7,093

Total non-current liabilities	15,217	15,913

Total Liabilities	142,130	133,281

Redeemable Preferred Stock	50,000	50,000

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized, 50,000,000 shares; issued 32,914,668 and 32,458,396 shares, respectively	329	325
Additional paid-in capital	313,158	305,564
Deferred compensation	(6,753)	(2,915)
Retained earnings	58,912	56,268
Accumulated other comprehensive loss	(2,631)	(2,017)

	363,015	357,225
Less treasury stock, at cost, 1,599,308 and 1,307,317 shares, respectively	(18,949)	(15,730)

Total stockholders’ equity	344,066	341,495

Total liabilities and stockholders’ equity	$536,196	$524,776

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data, unaudited)

	Three Months Ended
	March 31,
	2009	2008
REVENUES:
Software licenses	$15,325	$20,036
Maintenance services	42,997	45,812

Product revenues	58,322	65,848

Consulting services	23,034	25,824
Reimbursed expenses	1,977	2,203

Service revenues	25,011	28,027

Total revenues	83,333	93,875

COST OF REVENUES:
Cost of software licenses	602	1,053
Amortization of acquired software technology	1,008	1,501
Cost of maintenance services	10,549	11,196

Cost of product revenues	12,159	13,750

Cost of consulting services	19,382	19,860
Reimbursed expenses	1,977	2,203

Cost of service revenues	21,359	22,063

Total cost of revenues	33,518	35,813

GROSS PROFIT	49,815	58,062

OPERATING EXPENSES:
Product development	12,573	13,676
Sales and marketing	14,252	16,109
General and administrative	11,026	11,588
Amortization of intangibles	6,076	6,076
Restructuring charges and adjustments to acquisition-related reserves	1,430	756

Total operating expenses	45,357	48,205

OPERATING INCOME	4,458	9,857

Interest expense and amortization of loan fees	(239)	(2,494)
Interest income and other, net	(243)	1,297

INCOME BEFORE INCOME TAX PROVISION	3,976	8,660

Income tax provision	1,332	3,304

NET INCOME	$2,644	$5,356

BASIC EARNINGS PER SHARE	$.08	$.16

DILUTED EARNINGS PER SHARE	$.08	$.15

SHARES USED TO COMPUTE:
Basic earnings per share	34,961	33,924

Diluted earnings per share	35,075	35,085

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2009	2008
NET INCOME	$2,644	$5,356

OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of interest rate swap	—	(456)
Foreign currency translation gain (loss)	(614)	1,385

Total other comprehensive income	(614)	929

COMPREHENSIVE INCOME	$2,030	$6,285

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months
	Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net income	$2,644	$5,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,411	10,055
Amortization of loan origination fees	—	164
Excess tax benefits from share-based compensation	—	(5)
Share-based compensation expense	1,410	1,182
Net gain on disposal of property and equipment	(16)	—
Deferred income taxes	1,007	(426)
Changes in assets and liabilities, net of effects from business acquisition:
Accounts receivable	13,594	(7,975)
Income tax receivable	(848)	458
Prepaid expenses and other current assets	(2,964)	(2,556)
Accounts payable	4,474	1,403
Accrued expenses and other liabilities	(15,422)	(5,653)
Income tax payable	117	2,355
Deferred revenue	19,648	18,741

Net cash provided by operating activities	33,055	23,099

INVESTING ACTIVITIES:
Payment of direct costs related to acquisitions	(817)	(1,368)
Purchase of other property and equipment	(1,003)	(2,169)
Proceeds from disposal of property and equipment	16	69

Net cash used in investing activities	(1,804)	(3,468)

FINANCING ACTIVITIES:
Issuance of common stock — equity plans	2,506	43
Excess tax benefits from stock-based compensation	—	5
Purchase of treasury stock	(3,219)	(1,443)
Principal payments on term loan agreement	—	(5,649)

Net cash used in financing activities	(713)	(7,044)

Effect of exchange rates on cash	(219)	1,843

Net increase in cash and cash equivalents	30,319	14,430
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,696	95,288

CASH AND CASH EQUIVALENTS, END OF PERIOD	$63,015	$109,718

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months
	Ended March 31,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$1,096	$761

Cash paid for interest	$43	$2,051

Cash received for income tax refunds	$415	$205

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)
1. Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements of JDA Software Group, Inc. (“we” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
          Certain reclassifications have been made to the consolidated statements of operations for the three months ended March 31, 2008 to conform to the current presentation. In the consolidated statement of income, we have reported bank charges and other related service fees in other income (expense) under the caption “Interest expense and amortization of loan fees.” Bank charges and other related service fees were previously reported in operating expenses under the caption “General and administrative” and were not material.
2. New Accounting Pronouncements
          We adopted Statement of Financial Accounting Standards No 141 (revised 2007), “Business Combinations,” (“SFAS No. 141(R)”) effective January 1, 2009. SFAS No, 141(R), which replaces SFAS No. 141, “Business Combinations,” retains the underlying concepts of SFAS No. 141 that require all business combinations to be accounted for at fair value under the acquisition method of accounting, however, SFAS No. 141(R) significantly changes certain aspects of the prior guidance as follows: (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will no longer be capitalized and must be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; (iv) restructuring costs associated with a business combination will no longer be capitalized and must be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will no longer be recorded as an adjustment of goodwill, but will instead be recognized through income tax expense or directly in contributed capital. SFAS 141(R) is effective for all business combinations having an acquisition date on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). The adoption of SFAS No 141(R) did not have a material impact on our first quarter 2009 financial statements.
3. Derivative Instruments and Hedging Activities
          We account for derivative financial instruments in accordance with Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign currency denominated assets and liabilities which exist as part of our ongoing business operations that are denominated in a currency other than the functional currency of the subsidiary. The exposures relate primarily to the gain or loss recognized in earnings from the settlement of current foreign currency denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days and are not designated as hedging instruments under SFAS No. 133. The forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.

          We adopted Financial Accounting Standard No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”) effective January 1, 2009. SFAS No. 161 requires expanded qualitative, quantitative and credit-risk disclosures about an entity’s derivative instruments and hedging activities, but does not change the scope or the accounting requirements of SFAS No. 133. SFAS No. 161 also amends SFAS No. 107, "Disclosures About Fair Value of Financial Instruments,” to clarify that derivative instruments are subject to concentration-of-credit-risk disclosures.
          At March 31, 2009, we had forward exchange contracts with a notional value of $34.4 million and an associated net forward contract receivable of $110,000. At December 31, 2008, we had forward exchange contracts with a notional value of $33.5 million and an associated net forward contract liability of $14,000. These derivatives are not designated as hedging instruments under SFAS No. 133. The forward contract receivables or liabilities are included in the condensed consolidated balance sheet under the captions “Prepaid expenses and other current assets” or “Accrued expenses and other liabilities” as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded a foreign currency exchange contract loss of $318,000 in first quarter 2009 and a foreign currency exchange contract gain of $498,000 in first quarter 2008 which are included in condensed consolidated statements of income under the caption “Interest income and other, net.”
4. Goodwill and Other Intangibles, net
          Goodwill and other intangible assets consist of the following:

		March 31, 2009		December 31, 2008
		Gross
	Estimated	Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
Goodwill		$135,275	$—	$135,275	$—

Other amortized intangible assets:

Customer lists	8 to 13 years	183,383	(67,320)	183,383	(61,664)
Acquired software technology	5 to 15 years	65,847	(42,695)	65,847	(41,687)
Trademarks	3 to 5 years	5,191	(4,276)	5,191	(3,856)

		254,421	(114,291)	254,421	(107,207)

		$389,696	$(114,291)	$389,696	$(107,207)

          We found no indication of impairment of our goodwill balances during the three months ended March 31, 2009 and, absent future indicators of impairment, the next annual impairment test will be performed in fourth quarter 2009. As of March 31, 2009, the goodwill balance has been allocated to our reporting units as follows: $87.1 million to Retail, $44.5 million to Manufacturing and Distribution, and $3.7 million to Services Industries.
          Amortization expense for first quarter 2009 and 2008 was $7.1 million and $7.6 million, respectively. The decrease in amortization in first quarter 2009 compared to first quarter 2008 is due primarily to certain software technology acquired from E3 Corporation in 2001 that has now been fully amortized.
          Amortization expense is reported in the consolidated statements of income within cost of revenues under the caption “Amortization of acquired software technology” and in operating expenses under the caption “Amortization of intangibles.” As of March 31, 2009, we expect amortization expense for the remainder of 2009 and the next four years to be as follows:

Year	Amortization
2009	$20,470
2010	$26,277
2011	$25,962
2012	$25,500
2013	$24,810

          We adopted Financial Accounting Standards Board Staff Position, 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”) effective January 1, 2009. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) to allow an entity to consider its own historical experience in renewing or extending similar arrangements, adjusted for the entity-specific factors described in SFAS No. 142. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants). The adoption of FSP No. 142-3 did not have a material impact on our financial statements.
5. Acquisition Reserves
          In conjunction with the acquisition of Manugistics Group, Inc. in 2006, we recorded initial acquisition reserves of $47.4 million for restructuring charges and other direct costs associated with the acquisition. The restructuring charges were primarily related to facility closures, employee severance and termination benefits and other direct costs associated with the acquisition, including investment banker fees, change-in-control payments, and legal and accounting costs. We decreased the acquisition reserves by $3.3 million in 2007 based on our revised estimates of the restructuring costs to exit certain of the activities of Manugistics. Substantially all of these adjustments were made by June 30, 2007 and included in the final purchase price allocation. All adjustments made subsequent to June 30, 2007 have been included in the consolidated statements of operations under the caption “Restructuring charges and adjustments to acquisition-related reserves,” Including a $38,000 reduction in first quarter 2008 due to our revised estimate of the reserves for employee severance and termination benefits. The unused portion of the acquisition reserves was $12.4 million at March 31, 2009, of which $4.4 million is included in current liabilities under the caption “Accrued expenses and other liabilities” and $8.0 million is included in non-current liabilities under the caption “Accrued exit and disposal obligations.”
          A summary of the charges and adjustments recorded against the reserves is as follows:

				Impact of				Impact of
				Changes in	Balance			Changes in	Balance
	Initial	Adjustments	Cash	Exchange	December 31,	Adjustments	Cash	Exchange	March 31,
Description of charge	Reserve	to Reserves	Charges	Rates	2008	to Reserves	Charges	Rates	2009

Restructuring charges under EITF 95-3:
Office closures, lease terminations and sublease costs	$29,212	$(2,351)	$(13,109)	$(1,034)	$12,718	$—	$(763)	$(8)	$11,947
Employee severance and termination benefits	3,607	(767)	(2,465)	107	482	—	—	(20)	462

IT projects, contract termination penalties, capital lease buyouts and other costs to exit activities of Manugistics	1,450	222	(1,672)	—	—	—	—	—	—

	34,269	(2,896)	(17,246)	(927)	13,200	—	(763)	(28)	12,409

Direct costs under SFAS No. 141	13,125	6	(13,104)	—	27	—	(26)	—	1
	—
Total	$47,394	$(2,890)	$(30,350)	$(927)	$13,227	$—	$(789)	$(28)	$12,410

          The office closures, lease termination and sublease costs are costs of a plan to exit an activity of an acquired company as described in Financial Accounting Standards Board Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” (“EITF No. 95-3”) and include the estimated costs of management’s plan to shut down and/or vacate eight offices of Manugistics shortly after the acquisition date. These costs have no future economic benefit to the Company and are incremental to the other costs incurred by the Company or Manugistics. Adjustments made to the initial reserve for facility closures are due primarily to our revised estimates and finalization of market adjustments on unfavorable office facility leases in Rockville, Maryland and the United Kingdom and adjustments for sublease rentals, primarily in the Rockville facility.
          Employee severance and termination benefits are costs resulting from a plan to terminate employees from the acquired company as described in EITF No. 95-3. As of the consummation date of the acquisition, executive management approved a plan to terminate approximately 110 of the 765 full time employees of Manugistics. In the first three months following the consummation of the Manugistics acquisition, management completed the assessment of which employees would be terminated and communicated the termination arrangements to the affected employees in accordance with statutory requirements of the local jurisdictions in which the employees were located. Adjustments made to the initial reserve for employee severance and termination benefits are due primarily to our revised estimate of settlement costs on certain foreign employees. As of March 31, 2009, the remaining balance in the reserve is related to certain foreign employees.
6. Restructuring Charges
2009 Restructuring Charges
          We recorded a restructuring charge of $1.5 million in first quarter 2009 for termination benefits related to a workforce reduction of 42 information technology, product development, service and support positions in the Americas and Asia/Pacific regions. This charge is due primarily to the transition of additional on-shore activities to the Center of Excellence (“CoE”) in India. As of March 31, 2009, $143,000 of the costs associated with this restructuring charge had been paid and the remaining $1.4 million is included in the caption “Accrued expenses and other current liabilities.” We expect substantially all of the remaining costs to be paid in 2009.
2008 Restructuring Charges
          We recorded restructuring charges of $8.0 million in 2008, including $794,000 in first quarter 2008, primarily associated with our transition of certain on-shore activities to our CoE in India. The 2008 restructuring charges included $7.9 million for termination benefits, primarily related to a workforce reduction of 100 full-time employees (“FTE”) in product development, consulting and sales-related positions across all of our geographic regions and $119,000 for office closure and integration costs of redundant office facilities. Subsequent adjustments were made to these reserves in first quarter 2009 based on our revised estimates to complete the restructuring activities and are included in the consolidated statements of income in the caption “Restructuring charges and adjustments to acquisition-related reserves.” As of March 31, 2009, approximately $7.2 million of the costs associated with these restructuring charges have been paid and the remaining balance of $564,000 is included in the caption “Accrued expenses and other current liabilities.” We expect all of the remaining termination benefits and office closure costs to be paid in 2009.
          A summary of the 2008 restructuring and office closure charges is as follows:

			Impact of				Impact of
			Changes in	Balance			Changes in	Balance
	Initial	Cash	Exchange	December 31,	Adjustments	Cash	Exchange	March 31,
Description of charge	Reserve	Charges	Rates	2008	to Reserves	Charges	Rates	2009

Termination benefits	$7,891	$(5,576)	$(164)	$2,151	$(33)	$(1,524)	$(36)	$558
Office closures	119	(77)	(6)	36	(15)	(15)	—	6

Total	$8,010	$(5,653)	$(170)	$2,187	$(48)	$(1,539)	$(36)	$564

2007 Restructuring Charges
          We recorded restructuring charges of $6.2 million in 2007 that included $5.9 million for termination benefits and $292,000 for office closures. The termination benefits are primarily related to a workforce reduction of approximately 120 FTE in our Scottsdale, Arizona product development group as a direct result of our decision to standardize future product offerings on the JDA Enterprise Architecture platform and reduction of approximately 40 FTE in our worldwide consulting services group. The office closure charge is for the closure and integration costs of redundant office facilities. As of March 31, 2009, all costs associated with the 2007 restructuring charges have been paid with the exception of a $132,000 reserve for termination benefits, primarily for foreign employees, and a $36,000 reserve for office closures which are included in the caption “Accrued expenses and other current liabilities.” We expect substantially all of the remaining termination benefits and office closure costs to be paid in 2009. A summary of the 2007 restructuring and office closure charges is as follows:

			Impact of			Impact of
			Changes in	Balance		Changes in	Balance
	Initial	Cash	Exchange	December 31,	Cash	Exchange	March 31,
Description of charge	Reserve	Charges	Rates	2008	Charges	Rates	2009

Termination benefits	$5,908	$(5,775)	$5	$138	$—	$(6)	$132
Office closures	292	(253)	—	39	(3)	—	36

Total	$6,200	$(6,028)	$5	$177	$(3)	$(6)	$168

7. Share-Based Compensation
          Performance Share Awards. The Board approved a stock-based incentive program in 2008 (“2008 Performance Program”) that provided for the issuance of contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we were able to achieve a defined performance threshold goal in 2008. The performance threshold goal was defined as $95 million of adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which excludes certain non-routine items. Under the terms of the 2008 Performance Program, a partial pro-rata issuance of performance share awards would be made if we achieved a minimum adjusted EBITDA performance threshold. The Company’s actual 2008 adjusted EBITDA performance, which exceeded the defined performance threshold goal of $95 million, was confirmed by the Board in January 2009 and qualified participants to receive approximately 106% of their target awards. In total, 222,838 performance share awards were issued in January 2009 with a grant date fair value of $3.9 million. The performance share awards vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. The Company’s performance against the defined performance threshold goal was evaluated on a quarterly basis throughout 2008 and stock-based compensation recognized over requisite service periods that run from the date of board approval of the 2008 Performance Program through January 2011. A deferred compensation charge of $3.9 million was recorded in the equity section of our balance sheet during 2008, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. We recognized $2.6 million in share-based compensation expense related to these performance share awards in 2008, including $703,000 in first quarter 2008, plus an additional $148,000 in first quarter 2009. These charges are reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”
          In January 2009, the Board approved a stock-based incentive program for 2009 (“2009 Performance Program”). The 2009 Performance Program provides for the issuance of up to 593,659 contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we are able to achieve a defined adjusted EBITDA performance threshold goal in 2009. Under the terms of the 2009 Performance Program, a partial pro-rata issuance of performance share awards will be made if we achieve a minimum adjusted EBITDA performance threshold. The performance share awards, if any, will be issued after the confirmation of our 2009 financial results in January 2010 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period. The Company’s performance against the defined performance threshold goal will be evaluated on a quarterly basis throughout 2009 and share-based compensation recognized over the requisite service periods that run from January 13, 2009 (the date of board approval of the 2009 Performance Program) through January 2012 pursuant to the guidance in SFAS No. 123 (R). A deferred compensation charge of $4.8 million was recorded in the equity section our balance sheet in first quarter 2009, with a related increase to additional paid-in capital, for the total grant date fair value of the current estimated awards to be issued under the 2009 Performance Program. Although all necessary service and performance conditions have not been met through March 31, 2009, based on first quarter 2009 results and the outlook for the remainder of 2009, management has determined that it is probable the Company will exceed its minimum adjusted EBITDA performance threshold. As a result, we recorded $755,000 in stock-based compensation expense related to these awards in first quarter 2009 on a graded vesting basis. This charge is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”
          Restricted Stock Unit Awards. In August 2006, the Board approved a special Manugistics Incentive Plan (“Integration Plan”). The Integration Plan provided for the issuance of contingently issuable restricted stock units under the 2005 Incentive Plan to executive officers and certain other members of our management team if we were able to successfully integrate the Manugistics acquisition and achieve a defined performance threshold goal in 2007. The performance threshold goal was defined as $85 million of adjusted EBITDA. Under the terms of the Integration Plan, a partial pro-rata issuance of restricted stock units would be made if we achieved a minimum adjusted EBITDA performance threshold. The Board approved additional contingently issuable restricted stock units under the Integration Plan for executive officers and new participants in 2007. The Company’s actual 2007 adjusted EBITDA performance was confirmed by the Board in January 2008 and qualified participants for a pro-rata issuance equal to 99.25% of their target awards. In total, 502,935 restricted stock units were issued in January 2008 with a grant date fair value of $8.1 million. The restricted stock units vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. Through March 31, 2009, approximately 33,000 of the restricted stock units granted under the Integration Plan have been subsequently forfeited. We recognized $1.1 million in share-based compensation expense related to these performance share awards in 2008, including $332,000 in first quarter 2008, plus an additional $237,000 in first quarter 2009. These charges are reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”

          During first quarter 2009 and 2008, we recorded share-based compensation expense of $101,000 and $148,000, respectively related to other 2005 Incentive Plan awards.
          Employee Stock Purchase Plan. An Employee Stock Purchase Plan (“2008 Purchase Plan”) was adopted by the Board and approved by stockholders in May 2008. The 2008 Purchase Plan has an initial reserve of 1,500,000 shares and provides eligible employees with the ability to defer up to 10% of their earnings for the purchase of our common stock on a semi-annual basis at 85% of the fair market value on the last day of each six-month offering period. The initial six-month offering period began August 1, 2008. The plan is considered compensatory under SFAS No. 123(R) and, as a result, stock-based compensation will be recognized on the last day of each six-month offering period in an amount equal to the difference between the fair value of the stock on the date of purchase and the discounted purchase price. A total of 100,290 shares of common stock were purchased on February 1, 2009 at a price of $9.52 and we recognized $169,000 in share-based compensation expense in connection with such purchases. This charge is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”
          On February 5, 2009, the Board approved an amendment to our 2005 Performance Incentive Plan (“2005 Performance Incentive Plan”) to increase the number of shares of common stock issuable under the plan from 1,847,000 to 3,847,000 shares of common stock. We are asking for shareholder approval of this amendment and the additional 2,000,000 shares at our 2009 Annual Meeting of Stockholders scheduled to be held on May 11, 2009.
8. Treasury Stock Repurchases
          On March 5, 2009, the Board adopted a program to repurchase up to $30.0 million of our common stock in the open market or in private transactions at prevailing market prices during the 12-month period ending March 10, 2010. During first quarter 2009, we repurchased 229,912 shares of our common stock under this program for $2.5 million at prices ranging from $10.34 to $11.00 per share. During first quarter 2009 and 2008, we also repurchased 58,161 and 79,343 shares, respectively, tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted shares under the 2005 Performance Incentive Plan. These shares were repurchased for $701,000 at prices ranging from $9.92 to $13.43 in first quarter 2009 and for $1.4 million at prices ranging from $17.64 to $18.73 per share in first quarter 2008.
9. Income Taxes
          We calculate income taxes on an interim basis using the year-to-date effective tax rate and record discrete tax adjustments in the reporting period in which they occur. Because the Company is subject to income taxes in numerous jurisdictions and the timing of software and consulting income by jurisdiction can vary significantly, we are unable to reliably estimate an overall annual effective tax rate. In accordance with Financial Accounting Standards Board Interpretation No. 18, "Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28,” we calculate our tax provision on an interim basis using the year-to-date effective tax rate and record discrete tax adjustments in the reporting period in which they occur. A summary of the income tax provision recorded in first quarter 2009 and 2008 is as follows:

	Three Months Ended
	March 31,
	2009	2008
Income before income tax provision	$3,976	$8,660

Income tax provision at federal statutory rate	$1,392	$3,031
State income taxes	98	251
Research and development credit	(197)	—
Foreign tax rate differential	(164)	(139)
Interest and penalties on uncertain tax positions	118	108
Other, net	85	53

Income tax provision	$1,332	$3,304

Effective tax rate	34%	38%
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
          The income tax provision recorded in first quarter 2009 and 2008 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The effective rates do not include excess tax benefits from the employee stock options exercised during first quarter 2009 of $231,000. These excess tax benefits will reduce our income tax liabilities in future periods and result in an increase to additional paid-in capital as we are able to utilize them.
          The effective tax rate in first quarter 2009 is lower than the United States federal statutory rate of 35% due primarily to the utilization of research and development credits (“R&D credits”). The effective tax rate in first quarter 2008 is higher than the United States federal statutory rate of 35% due primarily to the mix of revenue by jurisdiction being weighted more toward the United States which has a higher effective tax rate, and the inability to utilize R&D credits as Congress had not yet approved an extension of the R&D credits for 2008.
          As of March 31, 2009 approximately $10.9 million of unrecognized tax benefits, substantially all of which relates to uncertain tax positions associated with the acquisition of Manugistics, would impact our effective tax rate if recognized. SFAS No. 141 (R) requires that recognition of these uncertain tax positions be treated as a component of income tax expense rather than as a reduction of goodwill as was the case under SFAS No. 141. During first quarter 2009, there were no significant changes in the unrecognized tax benefits recorded pursuant to Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). It is reasonably possible that approximately $700,000 of unrecognized tax benefits will be recognized within the next twelve months. We have placed a valuation allowance against the Arizona research and development credit as we do not expect to be able to utilize it prior to its expiration.
          The FIN 48 adjustments on January 1, 2007 include an accrual of approximately $1.3 million for interest and penalties. We have treated all subsequent accruals of interest and penalties related to uncertain tax positions as a component of income tax expense, including accruals of $118,000 in first quarter 2009 and 108,000 in first quarter 2008. As of March 31, 2009 and December 31, 2008 there are approximately $2.7 million and $2.6 million, respectively of interest and penalties accruals related to uncertain tax positions which are reflected in the consolidated balance sheets under the caption “Liability for uncertain tax positions.” To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision.
          We conduct business globally and, as a result, JDA Software Group, Inc. or one or more of our subsidiaries files income tax returns in the U.S. and various state and foreign jurisdictions. In the normal course of business we are subjected to examination by taxing authorities throughout the world, including significant jurisdictions in the United States, the United Kingdom, Australia and France. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2002. The Internal Revenue Service has completed their preliminary review of our 2007 quarterly tax provisions and will begin their preliminary review of our 2008 tax year in second quarter 2009. We do not anticipate any material adjustments as a result of these reviews. We currently have on-going tax examinations in Australia, Canada, France and India. We do not believe there will be any material adjustments from these audits.
          We have participated in the Internal Revenue Service’s Compliance Assurance Program (“CAP”) since 2007. The CAP program was developed by the Internal Revenue Service to allow for transparency and to remove uncertainties in tax compliance. The CAP program is offered by invitation only to those companies with both a history of immaterial audit adjustments and a high level of tax complexity and involves a review of each quarterly tax provision.
10. Earnings per Share
          The Company has two classes of outstanding capital stock, Common Stock and Series B Preferred Stock. The Series B Preferred Stock is a participating security, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the Series B Preferred Stock as if the Series B Preferred Stock had been converted into common stock. According to the Emerging Issues Task Force Issue No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share,” companies having participating securities are required to apply the two-class method to compute basic earnings per share. Under the two-class computation method, basic earnings per share is calculated for each class of stock and participating security considering both dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period.
          The calculation of basic and diluted earnings per share for first quarter 2009 and 2008 includes the assumed conversion of the Series B Preferred Stock into common stock as of the beginning of the period. The dilutive effect of outstanding stock options is included in the diluted earnings per share calculations for first quarter 2009 and 2008 using the treasury stock method. The diluted earnings per share calculations for first quarter 2009 and 2008 exclude approximately 1.5 million and 646,000, respectively, of vested options for the purchase of common stock that have exercise prices in excess of the average market price and as a result would be anti-dilutive. In addition, the diluted earnings per share calculations for first quarter 2009 and 2008 exclude approximately 360,000 and 223,000 contingently issuable performance share awards, respectively for which all necessary conditions had not been met (see Note 6) and approximately 190,000 and 13,000 unvested restricted stock unit and performance share awards, respectively, as their affect would be anti-dilutive. Earnings per share for first quarter 2009 and 2008 are calculated as follows:

	Three Months
	Ended March 31,
	2009	2008
Net income and undistributed earnings	$2,644	$5,356

Allocation of undistributed earnings:
Common Stock	2,371	4,787
Series B Preferred Stock	273	569

	$2,644	$5,356

Weighted Average Shares:
Common Stock	31,357	30,320
Series B Preferred Stock	3,604	3,604

Shares — Basic earnings per share	34,961	33,924
Dilutive common stock equivalents	114	1,161

Shares — Diluted earnings per share	35,075	35,085

Basic earnings per share applicable to common shareholders:
Common Stock	$.08	$.16

Series B Preferred Stock	$.08	$.16

Diluted earnings per share applicable to common shareholders	$.08	$.15

11. Business Segments and Geographic Data
          We are a leading provider of sophisticated software solutions designed specifically to address the supply and demand chain requirements of global consumer products companies, manufacturers, wholesale/distributors and retailers, as well as government and aerospace defense contractors and travel, transportation, hospitality and media organizations, and have licensed our software to more than 5,800 customers worldwide. Our solutions enable customers to plan, manage and optimize the coordination of supply, demand and flows of inventory throughout the supply and demand chain to the consumer. We conduct business in three geographic regions that have separate management teams and reporting structures: the Americas (United States, Canada and Latin America), Europe (Europe, Middle East and Africa), and Asia/Pacific. Similar products and services are offered in each geographic region and local management is evaluated primarily based on total revenues and operating income. Identifiable assets are also managed by geographical region. The geographic distribution of our revenues and identifiable assets is as follows:

	Three Months
	Ended March 31,
	2009	2008
Revenues:

Americas	$60,578	$62,849
Europe	16,653	22,424
Asia/Pacific	6,102	8,602

Total revenues	$83,333	$93,875

	March 31,	December 31,
	2009	2008
Identifiable assets:

Americas	$406,970	$402,350
Europe	93,593	86,780
Asia/Pacific	35,633	35,646

Total identifiable assets	$536,196	$524,776

          Revenues in the Americas for first quarter 2009 and 2008 include $53.6 million and $56.2 million from the United States, respectively. Identifiable assets for the Americas include $384.8 million and $379.7 million in the United States as of March 31, 2009 and December 31, 2008, respectively.
     We organize and manage our operations by type of customer across the following reportable business segments:
•	Retail. This reportable business segment includes all revenues related to applications and services sold to retail customers.

•	Manufacturing and Distribution. This reportable business segment includes all revenues related to applications and services sold to manufacturing and distribution companies, including process manufacturers, consumer goods manufacturers, life sciences companies, high tech organizations, oil and gas companies, automotive producers and other discrete manufacturers involved with government, aerospace and defense contracts.

•	Services Industries. This reportable business segment includes all revenues related to applications and services sold to customers in service industries such as travel, transportation, hospitality, media and telecommunications. The Services Industries segment is centrally managed by a team that has global responsibilities for this market.
          A summary of the revenues, operating income and depreciation attributable to each of these reportable business segments for first quarter 2009 and 2008 is as follows:

	Three Months
	Ended March 31,
	2009	2008
Revenues:
Retail	$43,265	$49,225
Manufacturing and Distribution	34,958	39,573
Services Industries	5,110	5,077

	$83,333	$93,875

Operating income:
Retail	$10,006	$12,995
Manufacturing and Distribution	12,105	14,669
Services Industries	879	613
Other (see below)	(18,532)	(18,420)

	$4,458	$9,857

Depreciation:
Retail	$1,045	$1,120
Manufacturing and Distribution	742	901
Services Industries	226	116

	$2,013	$2,137

Other:
General and administrative expenses	$11,026	$11,588
Amortization of intangible assets	6,076	6,076
Restructuring charges	1,430	756

	$18,532	$18,420

          Operating income in the Retail, Manufacturing and Distribution and Services Industries reportable business segments includes direct expenses for software licenses, maintenance services, service revenues, amortization of acquired software technology, product development expenses and losses on impairment of trademarks as well as allocations for sales and marketing expenses, occupancy costs, depreciation expense and amortization of acquired software technology. The “Other” caption includes general and administrative expenses and other charges that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segment.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures; research and development programs; sales and marketing initiatives; and competition. Forward-looking statements are generally accompanied by words such as “will” or “expect” and other words with forward-looking connotations. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Risk Factors” elsewhere in this Form 10-Q. You should carefully consider the risks and uncertainties described under this section.
Significant Trends and Developments in Our Business
          Outlook and Guidance for Second Quarter 2009. The following summarizes our guidance for second quarter 2009 and includes our estimated ranges for software revenues and total revenues:

Guidance for Second Quarter 2009
	Low End	High End
Software revenues	$17.0 million	$22.0 million
Total revenues	$85.0 million	$92.0 million
          Historically, the Company has provided annual rather than quarterly guidance for software revenues, total revenues and GAAP earnings per share. The reason for doing this has always been that our business does not typically operate on a 90-day sales cycle, and if the period of time covered by a projection is shortened (i.e., quarterly vs. annual), we believe it increases the risk of error, particularly with respect to the estimated timing of software deals. However, due to the continuing uncertainty of economic conditions, we modified our approach to providing guidance in 2009.
          In light of the continued uncertain economic conditions, however, we have modified our approach to providing guidance in 2009. Beginning in first quarter 2009 and for the foreseeable future, we will provide quarterly rather than annual guidance for software revenues and total revenues using fairly wide ranges in an attempt to mitigate the risks associated with the shortened forecast window. We believe it is better to give quarterly guidance and to assume the inherent risk of error, rather than speculate about the economy and how it might change over the course of the year. We will continue to complement our quarterly guidance with other qualitative information such as a description of our pipeline and other important trends that have or may potentially impact our operating results.
          Software sales are a leading indicator for our business. We saw an increase in the number of deferred software projects in first quarter 2009, particularly in the Americas region. The majority of these deferrals involved customers in the retail industry rather than in the manufacturing and distribution industries. Customers have cited a variety of reasons for the delays. We believe a primary cause for the delays may be that many retailers begin their new financial year during the first calendar quarter, and as budgets were finalized for the upcoming year, a large number of projects were subjected to an additional review process due to the continuing uncertainty of global economic conditions. It appears that some of these projects were subsequently cancelled as a result of the review process while others were simply delayed. We believe there may be opportunities for about half of the delayed projects to ultimately go forward and result in software deals over the next two quarters based on the increased level of activity we have begun to see in our customer base. We also believe it is possible that software deals may never occur on the other half of the delayed projects as long as we remain in the current economic environment. Furthermore, we have seen increased management changes in our target markets. Such changes generally have a disruptive impact on our ability to close business as projects are typically put on hold pending the hiring of new executives and during the period of time they need to assess and approve the underlying business initiatives.
          Our record software sales performance in fourth quarter 2008 was positively impacted by normal seasonal fluctuations, including a year-end desire by our customers to spend money on software using their 2008 budgets, rather than risk losing the funds in 2009. This year-end “budget-flush” spending somewhat reduced our sales pipeline for first quarter 2009, particularly opportunities involving transactions ≥ $1.0 million (“large transactions”). This is consistent with our historical patterns, and, as we expected, the decline was temporary in nature. We believe our Americas sales pipeline has been successfully rebuilt during first quarter 2009, and that we enter second quarter 2009 with a much stronger list of opportunities that include an increased number of large transactions.
          We believe software sales will increase sequentially in second quarter 2009, with the majority of the increase expected to occur in North America. In addition, whereas software sales in first quarter 2009 were primarily driven by mid-size software sales opportunities in the $300,000 to $700,000 range, we believe software sales in second quarter 2009 may be characterized by a strong performance in large transactions.
          We believe the weak economy may be driving some businesses in our target markets to achieve more process and efficiency improvements in their operations. We believe this scenario favors our solution offerings as they are designed to provide a quick return on investment and are squarely targeted at some of the largest profit drivers in a customer’s business. Not only do our solutions enable companies to free up working capital by increasing inventory turns and reducing on-hand inventory balances, they can also increase sales by improving customer service levels. Our solutions also enable cost reductions such reduce labor and transportation costs. While it is true that the economic crisis has stressed the operations and results of the weaker companies in our target market, we believe a much larger percentage will survive, and some will even take advantage of this situation to expand their market share.
          We believe our maintenance services revenue stream is a financial strength of the Company that provides a solid foundation for our business in difficult times as long as we are able to maintain our historically high maintenance retention rates. Excluding any further impacts from currency rate fluctuations, we expect maintenance services revenues to be flat sequentially in second quarter 2009 compared to first quarter 2009. Volatility in the foreign currency exchange rates continues to be a significant risk in our efforts to maximize maintenance services revenue performance. For example, unfavorable foreign exchange rate variances reduced first quarter 2009 maintenance services revenues by $3.0 million compared to first quarter 2008 and by $917,000 compared to fourth quarter 2008, due primarily to the strengthening of the US Dollar against European currencies. In addition, we have seen increased pressure from our customer base to renegotiate or drop support in order to reduce their maintenance costs. There has also been an increase in attrition due to bankruptcies and an increase in the number of customers who have opted for reduced levels of support. We believe we have taken steps to limit the impact of these sources of maintenance attrition. Attrition in first quarter 2009 was substantially offset by new maintenance services revenue streams from contracts signed in fourth quarter 2008.
          Our consulting services business continues to under-perform against its operating plan, and our service margins continue to decline. The consulting services business has been impacted by product mix, which for several years has favored solutions that require less implementation services, delays in project start dates and both competitive and economic pressures on our realized billing rates. Furthermore, the average length of time between the execution of a software license and the actual commencement of the related implementation project appears to be increasing. As a result, the timing of consulting services revenues on new projects has become more difficult to predict, which has resulted in increased resource planning and allocation challenges. Although we have recruited and trained a highly qualified team of consulting resources at the CoE, we have not yet fully leveraged this investment, nor have we significantly increased the volume of work and implementation projects cycled through this facility (see “We Will Continue to Focus on Fully Leveraging Our Investment in the Center of Excellence” section below). We believe the primary reason for this lower than expected utilization of the CoE consulting services resources may be due to a slower internal adoption of our planned mix of on-shore/off-shore services. In addition, some of our customers still feel more comfortable having consulting resources on-site at their premises when implementing our solutions.
          We continue to address operational and execution issues in our consulting services business. As previously announced, we have revamped our market strategy and approach for these services, including the reorganization of our senior practice teams in North America in order to ensure greater continuity and effectiveness in our processes, from services proposal through to final project execution. As part of the organizational changes, we have combined all of our services offerings under a single global organization, JDA Services, and the various service units will share resources, work load, effort, strategy, business development and customer interactions. We believe this integration creates new opportunities for efficiencies across the Company, and enables us to establish new service-based programs and further develop our Managed Services offering. We believe our Managed Services offering, which is a strategic initiative for 2009 targeted at both the Tier 1 (retailers and manufacturers with revenues of ≥ $5 billion) and Tier 2 (retailers and manufacturers with revenues of $100 million to $5 billion) markets, will provide customers with effective alternatives, particularly during the current economic environment, to reduce their costs of operation, operate effectively with constrained resources, leverage outside domain expertise to augment their personnel and to improve the value they derive from their JDA products. We anticipate that a significant portion of these services will be performed by resources at the CoE.
          We Will Continue to Focus on Fully Leveraging Our Investment in the Center of Excellence. We incurred approximately $5.0 million of incremental costs in 2008 as part of a strategic initiative to expand our operations in India and create a comprehensive

CoE that encompasses additional off-shore product development activities, customer implementation services, customer support services and internal administrative services. The incremental costs were primarily related to the addition of 188 new associates at the CoE including associates with necessary skill sets in product development (92 FTE), customer implementation services (43 FTE), customer support services (34 FTE) and internal administrative and other (19 FTE). The costs of this investment were more than offset by reductions in our on-shore headcount (66 FTE) that resulted in an overall net cost savings to the Company of approximately $1.3 million in 2008. We added an additional 44 FTE at the CoE in first quarter 2009, primarily in product development (33 FTE) and customer support services (8 FTE) functions.
          The CoE has significantly expanded our overall capacity and provides us with the potential to substantially reduce our operating costs without compromising the quality of our services. We have not yet fully utilized certain of the CoE‘s service capabilities. In particular, we need to increase the involvement of the CoE‘s customer implementation resources in our consulting service projects and more fully embrace changes in the way we structure projects and deliver our products. Our challenge and focus in 2009 is to more fully leverage the service capabilities of the CoE and increase the volume of work and implementation projects cycled through this facility. We believe the primary reason for this lower than expected utilization of the CoE consulting services resources may be due to a slower internal adoption of our planned mix of on-shore/off-shore services.
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
          We Will Continue to Actively Look for Strategic Acquisition Opportunities in 2009. We continue to believe that acquisitions are an integral part of our overall growth plan and that the current environment is likely to create other acquisition opportunities at reasonable prices. As a result, we are actively looking for strategic acquisition opportunities in 2009 that can deliver the kind of results that we achieved in the acquisition of Manugistics Group, Inc., and drive significant accretion for the Company even in these tough economic times. However, until the availability and terms of credit for acquisitions approach historical norms, we may not be able to successfully pursue and complete significant acquisition opportunities.
          Share-Based Compensation Expense. We recorded share-based compensation expense of $1.2 million and $1.2 million related to 2005 Incentive Plan awards in first quarter 2009 and 2008, respectively, and as of March 31, 2009 we have included $6.8 million of deferred compensation in stockholders’ equity. In addition, we recorded $169,000 in share-based compensation expense in first quarter 2009 related to purchase of common stock made under our employee stock purchase plan. A summary of total share-based compensation by expense category for first quarter 2009 and 2008 is as follows:

	Three Months
	Ended March 31,
	2009	2008
Cost of maintenance services	$94	$87
Cost of consulting services	211	151
Product development	169	134
Sales and marketing	381	315
General and administrative	555	495

Total stock-based compensation	$1,410	$1,182

          Proposed Amendment to 2005 Performance Incentive Plan. On February 5, 2009, the Board approved an amendment to our 2005 Performance Incentive Plan to increase the number of shares of common stock issuable under the plan from 1,847,000 to 3,847,000 shares of common stock. We are asking for shareholder approval of this amendment and the additional 2,000,000 shares at our 2009 Annual Meeting of Stockholders scheduled to be held on May 11, 2009.
          Cash Incentive Bonus Plan. On January 13, 2009, the Board approved a 2009 cash incentive bonus plan (“Incentive Plan”) for our executive officers. The Incentive Plan provides for $3.3 million in targeted cash bonuses if we are able to achieve a defined adjusted EBITDA performance threshold goal in 2009. Amounts are payable quarterly under the plan on the basis of the actual EBITDA achieved by the Company for the applicable quarter of 2009. A partial pro-rata cash bonus will be paid if we achieve a minimum adjusted EBITDA performance threshold. There is no cap on the maximum amount the executives can receive if the Company exceeds the defined annualized operational and software performance goals.
          Treasury Stock Repurchase Program. On March 5, 2009, the Board adopted a program to repurchase up to $30.0 million of our common stock in the open market or in private transactions at prevailing market prices during the 12-month period ending March 10, 2010. During first quarter 2009, we repurchased 229,912 shares of our common stock under this program for $2.5 million at prices ranging from $10.34 to $11.00 per share.
          Resignation of Chief Financial Officer. On April 8, 2009, we announced that Kristen L. Magnuson will resign her position as Executive Vice President and Chief Financial Officer of the Company following a transition period from the date of the announcement until July 5, 2009 (the “Transition Period”). Pursuant to Ms. Magnuson’s separation agreement, she will receive a lump sum severance payment of $824,750 and all unvested restricted stock units and performance shares granted to Ms. Magnuson pursuant to the 2005 Performance Incentive Plan became immediately vested on April 14, 2009. We will record an additional share-based compensation charge of $162,000 in second quarter 2009 related to this accelerated vesting. A summary of Ms. Magnuson’s unvested restricted stock units and performance awards outstanding at the time of her resignation is as follows:

		Unvested Shares to
Type of Award	Original Grant Date	Vest on April 14, 2009
Restricted Stock Units	March 13, 2007	6,805
Restricted Stock Units	May 14, 2007	903
Performance Shares	February 7, 2008	9,600
          During the Transition Period, David Alberty will assume the role of principal financial executive, to serve until a permanent Chief Financial Officer is named. Mr. Alberty, 50, has served as our Group Vice President of Accounting, Finance and Treasury since May 2008. From September 2007 to May 2008, Mr. Alberty served as the Company’s Group Vice President and Worldwide Controller. From January 2006 to September 2007, Mr. Alberty served as the Company’s Vice President of International Accounting and Tax. From December 1999 to January 2006, Mr. Alberty served as the Company’s Director of Tax.

Results of Operations
          The following table sets forth certain selected financial information expressed as a percentage of total revenues for first quarter 2009 and 2008 and certain gross margin data expressed as a percentage of software license revenue, maintenance services revenue, product revenues or services revenues, as appropriate:

	Three months
	Ended March 31,
	2009	2008
REVENUES:

Software licenses	18%	21%
Maintenance services	52	49

Product revenues	70	70

Consulting services	28	28
Reimbursed expenses	2	2

Service revenues	30	30

Total revenues	100	100

COST OF REVENUES:

Cost of software licenses	1	1
Amortization of acquired software technology	1	2
Cost of maintenance services	13	12

Cost of product revenues	15	15

Cost of consulting services	23	21
Reimbursed expenses	2	2

Cost of service revenues	25	23

Total cost of revenues	40	38

GROSS PROFIT	60	62

OPERATING EXPENSES:

Product development	15	15
Sales and marketing	17	17
General and administrative	13	12
Amortization of intangibles	7	6
Restructuring charges and adjustments to acquisition-related reserves	2	1

Total operating expenses	54	51

OPERATING INCOME	6	11

Interest expense and amortization of loan fees	—	(3)
Other income and other, net	—	1

INCOME BEFORE INCOME TAX PROVISON	5	9

Income tax provision	2	3

NET INCOME	3%	6%

Gross margin on software licenses	96%	95%
Gross margin on maintenance services	75%	76%
Gross margin on product revenues	79%	79%
Gross margin on service revenues	15%	21%

          The following table sets forth a comparison of selected financial information, expressed as a percentage change between periods for first quarter 2009 and 2008. In addition, the table sets forth cost of revenues and product development expenses expressed as a percentage of the related revenues:

		% Change
	Three Months ended March 31,
	2009	2008 to 2009	2008
Revenues:

Software licenses	$15,325	(24)%	$20,036
Maintenance	42,997	(6)%	45,812

Product revenues	58,322	(11)%	65,848
Service revenues	25,011	(11)%	28,027

Total revenues	83,333	(11)%	93,875

Cost of Revenues:

Software licenses	602	(43)%	1,053
Amortization of acquired software technology	1,008	(33)%	1,501
Maintenance services	10,549	(6)%	11,196

Product revenues	12,159	(12)%	13,750
Service revenues	21,359	(3)%	22,063

Total cost of revenues	33,518	(6)%	35,813

Gross Profit	49,815	(14)%	58,062

Operating Expenses:

Product development	12,573	(8)%	13,676
Sales and marketing	14,252	(12)%	16,109
General and administrative	11,026	(5)%	11,588

	37,851	(9)%	41,373

Amortization of intangibles	6,076	—%	6,076
Restructuring charge	1,430	89%	756

Operating income	$4,458	(55%)	$9,857

Cost of Revenues as a % of related revenues:
Software licenses	4%		5%
Maintenance services	25%		24%
Product revenues	21%		21%
Service revenues	85%		79%

Product development as a % of product revenues	22%		21%

          The following tables set forth selected comparative financial information on revenues in our business segments and geographical regions, expressed as a percentage change between first quarter 2009 and 2008. In addition, the tables set forth the contribution of each business segment and geographical region to total revenues in first quarter 2009 and 2008, expressed as a percentage of total revenues:
Business Segments

		Manufacturing	Services
	Retail	& Distribution	Industries
	2009 vs 2008	2009 vs 2008	2009 vs 2008
Software licenses	(28)%	(20)%	(11)%
Maintenance services	(3)%	(10)%	2%

Product revenues	(12)%	(12)%	(6)%
Service revenues	(13)%	(12)%	11%

Total revenues	(12)%	(12)%	1%

Product development	(2)%	(9)%	(37)%
Sales and marketing	(17)%	(12)%	35%

Operating income	(23)%	(17)%	43%

			Manufacturing		Services
	Retail		& Distribution		Industries
	2009	2008	2009	2008	2009	2008
Contribution to total revenues	52%	52%	42%	42%	6%	6%
Geographical Regions

	The Americas	Europe	Asia/Pacific
	2009 vs 2008	2009 vs 2008	2009 vs 2008
Software licenses	(16)%	(33)%	(50)%
Maintenance services	(2)%	(15)%	(9)%

Product revenues	(6)%	(20)%	(24)%
Service revenues	3%	(41)%	(39)%

Total revenues	(4)%	(26)%	(29)%

	The Americas		Europe		Asia/Pacific
	2009	2008	2009	2008	2009	2008
Contribution to total revenues	73%	67%	20%	24%	7%	9%
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Software Licenses
          Software license sales decreased 24% to $15.3 million in first quarter 2009 compared to $20.0 million in first quarter 2008. This decrease includes decreases in software license sales of 16%, 33% and 50% in the Americas, European and Asia/Pacific regions, respectively. Although first quarter 2009 was not a strong software sales quarter in absolute terms, we do believe the Company achieved a solid performance in a very difficult market and that our value proposition, business model and financial health are all in excellent condition. We believe our competitive position remains strong and that we have maintained consistently high competitive win rates in our markets. We continue to have significant back-selling opportunities as 62% and 68% of our software license sales in first quarter 2009 and 2008, respectively, came from our install base customers. Our average selling prices (“ASP”) continue to increase as we believe we have been able to successfully market the high return on investment of our solutions. Our trailing twelve month ASP increased 78% to $697,000 per deal in the 12-month period ended March 31, 2009, compared to $392,000 in the 12-

month period ended March 31, 2008. Furthermore, ASPs have increased across nearly all of our product lines. We closed three large transactions in first quarter 2009, compared to five in first quarter 2008.
          We believe our target market recognizes JDA as a specialized, domain-focused company with the financial strength, breadth and depth of product line, services expertise and ability to invest in new innovation that positions us to be a long-term leader in the supply chain market. We also believe we can successfully compete against large horizontal enterprise application companies in head-to-head sales opportunities, particularly those involving our planning and optimization solutions.
          Software License Results by Region. The following tables summarize software license revenues by region for first quarter 2009 compared to first quarter 2008:

	Three Months Ended March 31,
Region	2009	2008	$ Change	% Change
Americas	$11,105	$13,241	$(2,136)	(16)%
Europe	3,170	4,711	(1,541)	(33)%
Asia/Pacific	1,050	2,084	(1,034)	(50)%

Total	$15,325	$20,036	$(4,711)	(24)%

          The decrease in software sales performance in the Americas region in first quarter 2009 compared to first quarter 2008 is due primarily to a decrease in the number of large transactions and the deferral of software projects by customers in the retail industry, particularly in North America. There were two large transactions in the Americas region in first quarter 2009 compared to three in first quarter 2008. We have a solid pipeline of sales opportunities in the Americas that includes both mid-size software deals and large transactions. The Americas is our largest region and, as a result, we believe the software sales performance in the region will continue to be a key driver of our overall success.
          We are not satisfied with the performance of both our European and Asia/Pacific regions. The decrease in software license revenues in the European region in first quarter 2009 compared to first quarter 2008 is due primarily to a decrease in follow-on sales to existing customers for new product or to expand the scope of an existing license and a smaller amount of software license revenues being recognized on a large transaction with a new customer. There was one large transaction in the European region in both first quarter 2009 and 2008. We have a sizeable sales pipeline in the European region; however, we have not been able to fully capitalize on these opportunities. We hired a new Regional Vice President for Europe in first quarter 2009, and we are addressing other fundamental changes to the organizational structure to improve the performance in the region. In addition, we will continue to focus on business development activities in the region in order to expand the quality and number of opportunities in the European sales pipeline.
          The decrease in software license revenues in the Asia/Pacific region in first quarter 2009 compared to first quarter 2008 is due primarily to a decrease in the number of large transactions. There were no large transactions in the Asia/Pacific region in first quarter 2009 compared to one in first quarter 2008. We reorganized sales management in the Asia/Pacific region during 2008, and have a substantially new sales team in place entering 2009. Although the reorganization did not have a significant impact on our performance in the Asia/Pacific region in first quarter 2009, we do believe these changes will improve the sales execution and performance in the region as the year progresses.
Software License Results by Reportable Business Segment.
          Retail. Software license revenues in this reportable business segment decreased 28% in first quarter 2009 compared to first quarter 2008, due primarily to a decrease in the number of large transactions and an increase in the number of deferred software projects due to the continuing uncertainty of economic conditions. In total there were two large transactions in this reportable business segment in first quarter 2008 compared to four in first quarter 2008.
          Manufacturing & Distribution. Software license revenues in this reportable business segment decreased 20% in first quarter 2009 compared to first quarter 2008, due primarily to a decrease in follow-on sales to existing customers for new product or to expand the scope of an existing license. There were no large transactions in this reportable business segment in first quarter 2009 or 2008.
          Services Industries. Software license revenues in this reportable business segment decreased 11% in first quarter 2009 compared to first quarter 2008, due primarily to us only being able to recognize a portion of software license revenues on a large transaction with a new customer in first quarter 2009. There was one large transaction in this reportable business segment in both first quarter 2009 and 2008.

Maintenance Services
          Maintenance services revenues decreased $2.8 million or 6% to $43.0 million in first quarter 2009, compared to $45.8 million in first quarter 2008 and represented 52% and 49% of total revenues, respectively, in these periods. Unfavorable foreign exchange rate variances reduced first quarter 2009 maintenance services revenues by $3.0 million compared to first quarter 2008 due primarily to the strengthening of the US Dollar against European currencies. Excluding the impact of the unfavorable foreign exchange rate variance, maintenance services revenues were flat in first quarter 2009 compared to first quarter 2008 as maintenance revenues related to new software sales, rate increases on annual renewals and reinstatements of previously cancelled maintenance agreements were substantially offset by decreases in recurring maintenance revenues due to attrition. Renewal trends in our install-base have remained steady and our average annualized retention rates were 96.7% in first quarter 2009, compared to 97.3% in first quarter 2008. We believe our average annualized retention rate for all of 2009 will be approximately 93% compared to 94% for all of 2008.
Service Revenues
          Service revenues, which include consulting services, hosting services and training revenues, net revenues from our hardware reseller business and reimbursed expenses, decreased $3.0 million or 11% to $25.0 million in first quarter 2009 compared to $28.0 million in first quarter 2008. The decrease in service revenues in first quarter 2009 compared to first quarter 2008 is due primarily to a decrease in utilization rates and billable hours in all of our geographic regions and lower average billing rates per hour in the European and Asia/Pacific regions, offset in part by an increase in average billing rates per hour in the Americas region. Our global utilization rate was 52% in first quarter 2009 compared to 57% in first quarter 2008, and our average blended global billing rates were $184 and $189 per hour, respectively in these periods.
          Fixed bid consulting services work represented 9% of total consulting services revenue in first quarter 2009 compared to 17% in first quarter 2008.
Cost of Product Revenues
          Cost of Software Licenses. Cost of software licenses decreased $451,000 in first quarter 2009 compared to first quarter 2008. The decrease is due primarily to a lower mix of licenses sold with products that include embedded third party software applications and/or require payment of higher royalty fee obligations.
          Amortization of Acquired Software Technology. Amortization of acquired software technology decreased $493,000 in first quarter 2009 compared to first quarter 2008. The decrease is due primarily to a decrease in amortization on certain software technology acquired from E3 Corporation in 2001 that has now been fully amortized.
          Cost of Maintenance Services. Cost of maintenance services decreased $647,000 in first quarter 2009 compared to first quarter 2008. The decrease is due primarily to a $225,000 decrease in royalties paid to third parties who provide first level support to certain of our customers and a smaller bonus payout due to the Company’s lower operating performance. In addition, although the average customer support headcount increased nearly 9% in first quarter 2009 compared to first quarter 2008, salaries and related benefits decreased approximately $250,000 as new and replacement positions were filled with lower cost resources at the CoE. As of March 31, 2009 we had 301 employees in customer support functions compared to 296 at December 31, 2008 and 284 at March 31, 2008. The headcount totals in each period include 47 FTE, 39 FTE and 19 FTE in customer support functions at the CoE, respectively.
Cost of Service Revenues
          Cost of service revenues decreased $704,000 in first quarter 2009 compared to first quarter 2008. The decrease is due primarily to cost savings associated with the movement of service functions to the CoE and a smaller bonus payout due to the Company’s lower operating performance, offset in part by an $830,000 increase in outside contractor costs. Although the average services headcount increased 2% in first quarter 2009 compared to first quarter 2008, salaries and related benefits decreased approximately $660,000 as new and replacement positions were filled with lower cost resources at the CoE. As of March 31, 2009 we had 439 employees in service functions compared to 438 at December 31, 2008 and 434 at March 31, 2008. The headcount totals in each period include 50 FTE, 49 FTE and 21 FTE in service functions at the CoE, respectively.
Gross Profit
          Gross profit dollars decreased $8.2 million in first quarter 2009 compared to first quarter 2008. The decrease in gross profit dollars is due primarily to the $10.5 million decrease in total revenues, offset in part by a $2.3 million decrease in cost of service revenues. The gross margin percentage decreased to 60% in first quarter 2009 compared to 62% in first quarter 2008 due to the 24% decrease in software license revenues which have a higher gross margin than maintenance and service revenues.
          Maintenance services gross profit dollars decreased $2.2 million to $32.4 million in first quarter 2009 compared to $34.6 million in first quarter 2008, and represented 75% and 76% of maintenance services revenues, respectively. The decrease in maintenance services gross profit dollars is due primarily to the $2.8 million decrease in maintenance services revenues, offset in part by the $647,000 decrease in cost of maintenance services. We expect maintenance services margins to range from 74% to 76% for the remainder of 2009.
          Service gross profit dollars decreased $2.3 million to $3.7 million in first quarter 2009 compared to $6.0 million in first quarter 2008, and represented 15% and 21% of service revenues in these periods, respectively. The decrease in service gross profit dollars is due primarily to the $3.0 million decrease in service revenues, offset in part by the $704,000 decrease in cost of service revenues. In addition, although the average services headcount increased 2% in first quarter 2009 compared to first quarter 2008, salaries and related benefits decreased approximately $660,000 as new and replacement positions were filled with lower cost resources at the CoE. Service margins as a percentage of service revenues were 15% in first quarter 2009 and 21% in first quarter 2008. We currently anticipate that our service margins will gradually increase through the remainder of 2009.
Operating Expenses
          Operating expenses, excluding amortization of intangibles and restructuring charges, decreased $3.5 million or 9% to $37.9 million in first quarter 2009 compared to $41.4 million in first quarter 2008. The decrease is due primarily to a $1.4 million decrease in incentive compensation (commissions, bonus payouts and share-based compensation) due to the Company’s lower operating performance, a decrease in salaries and related benefits due to new and replacement positions being filled with lower cost resources at the CoE, a decrease of $617,000 in certain non-recurring costs and a decrease in legal and accounting fees. There was no provision for doubtful accounts recorded in either period. We will continue to aggressively manage operating expenses and look for ways to lower our cost structure throughout the remainder of 2009.
          Product Development. Product development expense decreased $1.1 million or 8% to $12.6 million in first quarter 2009 compared to $13.7 million in first quarter 2008. The decrease in product development expense in first quarter 2009 compared to first quarter 2008 is due primarily to a $373,000 smaller bonus payout due to the Company’s lower operating performance and a decrease in travel-related costs. In addition, although the average product development headcount increased 16% in first quarter 2009 compared to first quarter 2008, salaries and related benefits decreased approximately 2% as new and replacement positions were filled with lower cost resources at the CoE. As of March 31, 2009 we had 566 people in product development functions compared to 531 at December 31, 2008 and 478 at March 31, 2008. The headcount totals include 355 FTE, 322 FTE and 254 FTE in product development functions at the CoE, respectively.
          Sales and Marketing. Sales and marketing expense decreased $1.9 million or 12% to $14.3 million in first quarter 2009 compared to $16.1 million in first quarter 2008. The decrease in sales and marketing expense in first quarter 2009 compared to first quarter 2008 is due primarily to a $967,000 decrease in sales commissions resulting from the 24% decrease in software sales, together with a decrease in salaries and benefits related to a 4% reduction in average sales and marketing headcount. As of March 31, 2009 we had 217 people in sales and marketing functions compared to 215 at December 31, 2008 and 221 at March 31, 2008, including quota carrying sales associates of 68, 64 and 67, respectively.
          General and Administrative. General and administrative expense decreased $562,000 or 5% to $11.0 million in first quarter 2009 compared to $11.6 million in first quarter 2008. The decrease in general and administrative expense in first quarter 2009 compared to first quarter 2008 is due primarily to a decrease of $617,000 in certain non-recurring costs, a smaller bonus payout due to the Company’s lower operating performance and a decrease in legal and accounting fees, offset in part by an increase in salaries and benefits related to a 7% increase in general and administrative headcount. As of March 31, 2009 we had 237 people in general and administrative functions compared to 238 at December 31, 2008 and 226 at March 31, 2008. The headcount totals include 38 FTE, 36 FTE and 19 FTE in general and administrative positions at the CoE, respectively.
          Restructuring Charges and Adjustments to Acquisition-Related Reserves. We recorded a restructuring charge of $1.5 million in first quarter 2009 for termination benefits related to a workforce reduction of 42 information technology, product development, service and support positions in the Americas and Asia/Pacific regions. This charge is due primarily to the transition of additional on-shore activities to the CoE. We also recorded $65,000 in adjustments in first quarter 2009 to reduce the estimated restructuring reserves established in prior years.

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
Operating Income
          Operating income decreased $5.4 million to $4.5 million in first quarter 2009 compared to $9.9 million in first quarter 2008. The decrease in operating income is due primarily to the $10.5 million decrease in revenues, offset in part by a $2.3 million decrease in total cost of revenues and a $2.8 million decrease in total operating expenses.
          Operating income in our Retail reportable business segment decreased $3.0 million to $10.0 million in first quarter 2009 compared to $13.0 million in first quarter 2008. The decrease in operating income in this reportable business segment is due primarily to decreases in product revenues and services revenues of $3.9 million and $2.1 million, respectively offset in part by a $1.3 million decrease in total cost of revenues and a 17% decrease in sales and marketing costs.
          Operating income in our Manufacturing and Distribution reportable business segment decreased $2.6 million to $12.1 million in first quarter 2009 compared to $14.7 million in first quarter 2008. The decrease in operating income in this reportable business segment is due primarily to decreases in product revenues and services revenues of $3.5 million and $1.1 million, respectively offset in part by a 17% decrease in operating costs for product development and sales and marketing activities and an $879,000 decrease in total cost of revenues.
          The Services Industries reportable business segment had operating income of $879,000 in first quarter 2009 compared to operating income of $613,000 in first quarter 2008. The increase in operating income in this reportable business segment is due primarily to a decrease in total cost of revenues.
          The combined operating income reported in the reportable business segments excludes $18.5 million and $18.4 million of general and administrative expenses and other charges in first quarter 2009 and 2008, respectively, that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segments.
Other Income (Expense)
          Interest Expense and Amortization of Loan Fees. The decrease in interest expense and amortization of loan fees in first quarter 2009 compared to first quarter 2008 is due primarily to the repayment in full of outstanding borrowings on our long-term debt in 2008. During 2008 we repaid the remaining $99.6 million balance of our long-term debt, including $80.5 million on October 1, 2008.
          Interest Income and Other, Net. The decrease in interest income and other, net in first quarter 2009 compared to first quarter 2008 is due primarily to changes in foreign currency gains and losses. We recorded a net foreign currency exchange loss of $318,000 in first quarter 2009 compared to a net foreign currency exchange gain of $498,000 in first quarter 2008. In addition, interest income decreased $551,000 in first quarter 2009 compared to first quarter 2008 as we utilized excess cash balances being held in interest bearing accounts during 2008 to repay the remaining balance of our long-term debt and to pay the costs of the terminated acquisition of i2 Technologies.
Income Tax Provision
          We calculate income taxes on an interim basis using the year-to-date effective tax rate and record discrete tax adjustments in the reporting period in which they occur. Because the Company is subject to income taxes in numerous jurisdictions and the timing of software and consulting income by jurisdiction can vary significantly, we are unable to reliably estimate an overall annual effective tax rate. In accordance with Financial Accounting Standards Board Interpretation No. 18, "Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28,” we calculate our tax provision on an interim basis using the year-to-date effective tax rate and record discrete tax adjustments in the reporting period in which they occur. A summary of the income tax provision recorded in first quarter 2009 and 2008 is as follows:

	Three Months Ended
	March 31,
	2009	2008
Income before income tax provision	$3,976	$8,660

Income tax provision at federal statutory rate	$1,392	$3,031
State income taxes	98	251
Research and development credit	(197)	—
Foreign tax rate differential	(164)	(139)
Interest and penalties on uncertain tax positions	118	108
Other, net	85	53

Income tax provision	$1,332	$3,304

Effective tax rate	34%	38%
          The income tax provision recorded in first quarter 2009 and 2008 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The effective rates do not include excess tax benefits from the employee stock options exercised during first quarter 2009 of $231,000. These excess tax benefits will reduce our income tax liabilities in future periods and result in an increase to additional paid-in capital as we are able to utilize them.
          The effective tax rate in first quarter 2009 is lower than the United States federal statutory rate of 35% due primarily to the utilization of research and development credits (“R&D credits”). The effective tax rate in first quarter 2008 is higher than the United States federal statutory rate of 35% due primarily to the mix of revenue by jurisdiction being weighted more toward the United States which has a higher effective tax rate, and the inability to utilize R&D credits as Congress had not yet approved an extension of the R&D credits for 2008.
Liquidity and Capital Resources
          We had working capital of $43.2 million at March 31, 2009 compared to $32.1 million at December 31, 2008. The working capital balance at March 31, 2009 and December 31, 2008 includes $63.0 million and $32.7 million in cash and cash equivalents. We generated $33.1 million in cash flow from operating activities in first quarter 2009 compared to $23.1 million in first quarter 2008. We received $121.3 million in cash collections in first quarter 2009 and have no outstanding debt.
          Net accounts receivable were $65.7 million or 71 days sales outstanding (“DSO”) at March 31, 2009 compared to $79.4 million or 67 DSO at December 31, 2008. Our quarterly DSO results historically increase during the first quarter of each year due to the heavy annual maintenance renewal billings that occur during this time frame and then typically decrease slowly over the remainder of the year. DSO results can fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenues that comes from software license sales which typically have installment payment terms, seasonality, shifts in customer buying patterns, the timing of customer payments and annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.
          Operating activities provided cash of $33.1 million in first quarter 2009 compared to $23.1 million in the first quarter 2008. The principle sources of our cash flow from operations are typically net income adjusted for depreciation and amortization and bad debt provisions, collections on accounts receivable, and increases in deferred maintenance revenue. The increase in cash flow from operations in first quarter 2009 compared to first quarter 2008 is primarily due to a $21.6 million net decrease in accounts receivable due to larger collections resulting from the higher volume of software sales in 2008 and a $3.1 million larger increase in accounts payable, offset in part by a $9.8 million larger decrease in accrued expenses due to the payment of the higher commissions and bonuses resulting from the Company’s improved operating performance in 2008, a $2.7 decrease in net income and a $2.2 million decrease in income taxes payable.
          Investing activities utilized cash of $1.8 million in first quarter 2009 and $3.5 million in first quarter 2008. The decrease in cash utilized in investing activities in first quarter 2009 compared to first quarter 2008 is primarily due to a $1.2 million decrease in capital expenditures. Cash utilized in investing activities also includes the payment of direct costs related to acquisitions of $817,000 in first quarter 2009 and $1.4 million in first quarter 2008.
          Financing activities utilized cash of $713,000 in first quarter 2009 and $7.0 million in first quarter 2008. Cash utilized in financing activities in first quarter 2009 includes $3.2 million in treasury stock repurchases, offset in part by $2.5 million in proceeds from the issuance of stock ($1.4 million from the exercise of stock options and $1.1 million from the purchase of common stock under the Employee Stock Purchase Plan). Cash utilized in financing activities in first quarter 2008 includes the repayment of $5.6 million of long-term debt and $1.4 million for the repurchase of shares tendered by employees for payment of applicable statutory withholding taxes on the issuance of stock.
          Changes in the currency exchange rates of our foreign operations had the effect of decreasing cash by $219,000 in first quarter 2009 and increasing cash by $1.8 million in first quarter 2008. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the short-term foreign currency exchange exposure associated with foreign currency denominated assets and liabilities which exist as part of our ongoing business operations. We do not hedge the potential impact of foreign currency exposure on our ongoing revenues and expenses from foreign operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign currency denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments under Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income, net, offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.
          Treasury Stock Repurchases. On March 5, 2009, the Board adopted a program to repurchase up to $30.0 million of our common stock in the open market or in private transactions at prevailing market prices during the 12-month period ending March 10, 2010. During first quarter 2009, we repurchased 229,912 shares of our common stock under this program for $2.5 million at prices ranging from $10.34 to $11.00 per share.
          During first quarter 2009 and 2008, we also repurchased 58,161 and 79,343 shares, respectively, tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted shares under the 2005 Performance Incentive Plan. These shares were repurchased for $701,000 at prices ranging from $9.92 to $13.43 in first quarter 2009 and for $1.4 million at prices ranging from $17.64 to $18.73 per share in first quarter 2008.
          Contractual Obligations. We currently lease office space in the Americas for 11 regional sales and support offices across the United States, Canada and Latin America, and for 12 other international sales and support offices located in major cities throughout Europe, Asia, Australia, Japan and our Center of Excellence in Hyderabad, India. The leases are primarily non-cancelable operating leases with initial terms ranging from one to 20 years that expire at various dates through the year 2018. None of the leases contain contingent rental payments; however, certain of the leases contain scheduled rent increases and renewal options. We expect that in the normal course of business most of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. In addition, we lease various computers, telephone systems, automobiles, and office equipment under non-cancelable operating leases with initial terms ranging from 12 to 48 months. Certain of the equipment leases contain renewal options and we expect that in the normal course of business some or all of these leases will be renewed or replaced by other leases.
          There have been no material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2008. Information regarding our contractual obligations and commercial commitments is provided in our Annual Report on Form 10-K for the year ended December 31, 2008.
          We believe our existing cash balances and net cash provided from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months. A major component of our positive cash flow is the collection of accounts receivable and the generation of cash earnings. In addition, there is a $50 million revolving credit facility and up to $75 million of incremental term or revolving credit facilities available to the Company. There were no amounts borrowed under these credit facilities at March 31, 2009.

Critical Accounting Policies
          There were no significant changes in our critical accounting policies during first quarter 2009. We have identified the following policies as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
•	Revenue recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses such as commissions and royalties. We follow specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy.

We license software primarily under non-cancelable agreements and provide related services, including consulting, training and customer support. We recognize revenue in accordance with Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended and interpreted by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions,” as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts” (“ARB No. 45”), Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”) and Staff Accounting Bulletin No. 104, “Revenue Recognition,” that provides further interpretive guidance for public companies on the recognition, presentation and disclosure of revenue in financial statements.

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
Customers are reviewed for creditworthiness before we enter into a new arrangement that provides for software and/or a service element. We do not sell or ship our software, nor recognize any license revenue, unless we believe that collection is probable. Payments for our software licenses are typically due within twelve months from the date of delivery. Although infrequent, where software license agreements call for payment terms of twelve months or more from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied.
•	Accounts Receivable. Consistent with industry practice and to be competitive in the software marketplace, we typically provide payment terms on most software license sales. Software licenses are generally due within twelve months from the date of delivery. Customers are reviewed for creditworthiness before we enter into a new arrangement that provides for software and/or a service element. We do not sell or ship our software, nor recognize any revenue unless we believe that collection is probable in accordance with the requirements of paragraph 8 in SOP 97-2,, as amended. For those customers who are not credit worthy, we require prepayment of the software license fee or a letter of credit before we will ship our software. We have a history of collecting software payments when they come due without providing refunds or concessions. Consulting services are generally billed bi-weekly and maintenance services are billed annually or monthly. For those customers who are significantly delinquent or whose credit deteriorates, we typically put the account on hold and do not recognize any further services revenue, and may as appropriate withdraw support and/or our implementation staff until the situation has been resolved.

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

•	Business Combinations. We have applied Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) to all of our business combinations during the three years ended December 31, 2008. SFAS No. 141 (i) required the purchase method of accounting on all business combinations; (ii) provided guidance on the initial recognition and measurement of goodwill arising from business combinations and (iii) identified the types of acquired intangible assets that are to be recognized and reported separate from goodwill. The total purchase price of each acquired company was allocated to the acquired assets and liabilities based on their fair values. In business combinations accounted for using the purchase method of accounting, the amount of purchase price allocated to in-process research and development (“IPR&D”) is expensed at the date of acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of SFAS No. 2.” IPR&D consists of products or technologies in the development stage for which technological feasibility has not been established and which we believe have no alternative use. There was no IPR&D recorded on any of our business combinations during the three years ended December 31, 2008.

We adopted Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”) effective January 1, 2009. SFAS No 141(R), which replaces SFAS No. 141, retains the underlying concepts of SFAS No. 141 that require all business combinations to be accounted for at fair value under the acquisition method of accounting, however, SFAS No. 141(R) significantly changes certain aspects of the prior guidance as follows: (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will no longer be capitalized and must be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; (iv) restructuring costs associated with a business combination will no longer be capitalized and must be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will no longer be recorded as an adjustment of goodwill, but will instead be recognized through income tax expense or directly in contributed capital. SFAS 141(R) is effective for all business combinations having an acquisition date on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). The adoption of SFAS No. 141(R) did not have a material impact on our first quarter 2009 financial statements.

•	Goodwill and Intangible Assets. Our business combinations typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and potential impairment charges we may incur. The determination of the value of such intangible assets and the annual impairment tests required by Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires management to make estimates of future revenues, customer retention rates and other assumptions that affect our consolidated financial statements.

Goodwill is tested annually for impairment, or more frequently if events or changes in business circumstances indicate the asset might be impaired, by comparing a weighted average of the fair value of future cash flows under the “Discounted Cash Flow Method of the Income Approach” and the “Guideline Company Method” to the carrying value of the goodwill allocated to our reporting units. We found no indication of impairment of our goodwill balances during the three months ended March 31, 2009 with respect to the goodwill allocated to our Retail, Manufacturing and Distribution and Services Industries reportable business segments and, absent future indicators of impairment, the next annual impairment test will be performed in fourth quarter 2009.

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

Acquired software technology is capitalized if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. Amortization of software technology is reported as a cost of product revenues in accordance with Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”). Software technology is amortized on a product-by-product basis with the amortization recorded for each product being the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The estimated economic lives of our acquired software technology range from 6 years to 15 years.

Trademarks have been acquired primarily in the acquisitions of Manugistics Group, Inc. and E3 Corporation (“E3”). The Manugistics and E3 trademarks are being amortized on a straight-line basis over estimated remaining useful lives of 3 years.

We adopted Financial Accounting Standards Board Staff Position, 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”) effective January 1, 2009. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 to allow an entity to consider its own historical experience in renewing or extending similar arrangements, adjusted for the entity-specific factors described in SFAS No. 142. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants). The adoption of FSP No. 142-3 did not have a material impact on our financial statements.

•	Product Development. The costs to develop new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” We consider technological feasibility to have occurred when all planning, designing, coding and testing have been completed according to design specifications. Once technological feasibility is established, any additional costs would be capitalized. We believe our current process for developing software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

•	Income Taxes. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We follow specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide valuation allowances when recovery of deferred tax assets is not considered likely.

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

As of March 31, 2009 approximately $10.9 million of unrecognized tax benefits, substantially all of which relates to uncertain tax positions associated with the acquisition of Manugistics, would impact our effective tax rate if recognized. SFAS No. 141(R)requires that recognition of these uncertain tax positions be treated as a component of income tax expense rather than as a reduction of goodwill as was the case under SFAS No. 141. During first quarter 2009, there were no significant changes in our unrecognized tax benefits. It is reasonably possible that approximately $700,000 of unrecognized tax benefits will be recognized within the next twelve months. We have placed a valuation allowance against the Arizona research and development credit as we do not expect to be able to utilize it prior to its expiration.

The FIN 48 adjustments on January 1, 2007 include an accrual of approximately $1.3 million for interest and penalties. We have treated all subsequent accruals of interest and penalties related to uncertain tax positions as a component of income tax expense, including accruals of 118,000 in first quarter 2009 and 108,000 in first quarter 2008. As of March 31, 2009 and December 31, 2008 there are approximately $2.7 million and $2.6 million, respectively of interest and penalties accruals related to uncertain tax positions which are reflected in the consolidated balance sheets under the caption “Liability for uncertain tax positions.” To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision.

•	Stock-Based Compensation. We account for stock-based compensation in accordance with Statement of Financial Accounting Standard No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”).

We have a 2005 Performance Incentive Plan (“2005 Incentive Plan”) that provides for the issuance of up to 1,847,000 shares of common stock to employees, consultants and directors under stock purchase rights, stock bonuses, restricted stock, restricted stock units, performance awards, performance units and deferred compensation awards. With the adoption of the 2005 Incentive Plan, we terminated all prior stock option plans except for those provisions necessary to administer the outstanding options. Stock options are no longer used for share-based compensation. The 2005 Incentive Plan contains certain restrictions that limit the number of shares that may be issued and the amount of cash awarded under each type of award, including a limitation that awards granted in any given year can represent no more than two percent (2%) of the total number of shares of common stock outstanding as of the last day of the preceding fiscal year. Awards granted under the 2005 Incentive Plan are in such form as the Compensation Committee shall from time to time establish and the awards may or may not be subject to vesting conditions based on the satisfaction of service requirements or other conditions, restrictions or performance criteria including the Company’s achievement of annual operating goals. Restricted stock and restricted stock units may also be granted under the 2005 Incentive Plan as a component of an incentive package offered to new employees or to existing employees based on performance or in connection with a promotion, and will generally vest over a three-year period, commencing at the date of grant. We measure the fair value of awards under the 2005 Incentive Plan based on the market price of the underlying common stock as of the date of grant. The awards are amortized over their applicable vesting period using graded vesting.

On February 5, 2009, the Board approved an amendment to our 2005 Performance Incentive Plan (“2005 Performance Incentive Plan”) to increase the number of shares of common stock issuable under the plan from 1,847,000 to 3,847,000 shares of common stock. We are asking for shareholder approval of this amendment and the additional 2,000,000 shares at our 2009 Annual Meeting of Stockholders scheduled to be held on May 11, 2009.

Performance Share Awards. The Board approved a stock-based incentive program in 2008 (“2008 Performance Program”) that provided for the issuance of contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we were able to achieve a defined performance threshold goal in 2008. The performance threshold goal was defined as $95 million of adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which excludes certain non-routine items. Under the terms of the 2008 Performance Program, a partial pro-rata issuance of performance share awards would be made if we achieved a minimum adjusted EBITDA performance threshold. The Company’s actual 2008 adjusted EBITDA performance, which exceeded the defined performance threshold goal of $95 million, was confirmed by the Board in January 2009 and qualified participants to receive approximately 106% of their target awards. In total, 222,838 performance share awards were issued in January 2009 with a grant date fair value of $3.9 million. The performance share awards vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. The Company’s performance against the defined performance threshold goal was evaluated on a quarterly basis throughout 2008 and stock-based compensation recognized over requisite service periods that run from the date of board approval of the 2008 Performance Program through January 2011. A deferred compensation charge of $3.9 million was recorded in the equity section of our balance sheet during 2008, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. We recognized $2.6 million in share-based compensation expense related to these performance share awards in 2008, including $703,000 in first quarter 2008, plus an additional $148,000 in first quarter 2009. These charges are reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”

In January 2009, the Board approved a stock-based incentive program for 2009 (“2009 Performance Program”). The 2009 Performance Program provides for the issuance of up to 593,659 contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we are able to achieve a defined adjusted EBITDA performance threshold goal in 2009. Under the terms of the 2009 Performance Program, a partial pro-rata issuance of performance share awards will be made if we achieve a minimum adjusted EBITDA performance threshold. The performance share awards, if any, will be issued after the confirmation of our 2009 financial results in January 2010 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period. The Company’s performance against the defined performance threshold goal will be evaluated on a quarterly basis throughout 2009 and share-based compensation recognized over the requisite service periods that run from January 13, 2009 (the date of board approval of the 2009 Performance Program) through January 2012 pursuant to the guidance in SFAS No. 123 (R). A deferred compensation charge of $4.8 million was recorded in the equity section our balance sheet in first quarter 2009, with a related increase to additional paid-in capital, for the total grant date fair value of the current estimated awards to be issued under the 2009 Performance Program. Although all necessary service and performance conditions have not been met through March 31, 2009, based on first quarter 2009 results and the outlook for the remainder of 2009, management has determined that it is probable the Company will exceed its minimum adjusted EBITDA performance threshold. As a result, we recorded $755,000 in stock-based compensation expense related to these awards in first quarter 2009 on a graded vesting basis. This charge is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”

Restricted Stock Unit Awards. In August 2006, the Board approved a special Manugistics Incentive Plan (“Integration Plan”). The Integration Plan provided for the issuance of contingently issuable restricted stock units under the 2005 Incentive Plan to executive officers and certain other members of our management team if we were able to successfully integrate the Manugistics acquisition and achieve a defined performance threshold goal in 2007. The performance threshold goal was defined as $85 million of adjusted EBITDA. Under the terms of the Integration Plan, a partial pro-rata issuance of restricted stock units would be made if we achieved a minimum adjusted EBITDA performance threshold. The Board approved additional contingently issuable restricted stock units under the Integration Plan for executive officers and new participants in 2007. The Company’s actual 2007 adjusted EBITDA performance was confirmed by the Board in January 2008 and qualified participants for a pro-rata issuance equal to 99.25% of their target awards. In total, 502,935 restricted stock units were issued in January 2008 with a grant date fair value of $8.1 million. The restricted stock units vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. Through March 31, 2009, approximately 33,000 of the restricted stock units granted under the Integration Plan have been subsequently forfeited. We recognized $1.1 million in share-based compensation expense related to these performance share awards in 2008, including $332,000 in first quarter 2008, plus an additional $237,000 in first quarter 2009. These charges are reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”

Stock Option Plans. We maintained various stock option plans through May 2005 (“Prior Plans”). The Prior Plans provided for the issuance of shares of common stock to employees, consultants and directors under incentive and non-statutory stock option grants. Stock option grants under the Prior Plans were made at a price not less than the fair market value of the common stock at the date of grant, generally vested over a three to four-year period commencing at the date of grant and expire in ten years. No grants have been made under the Prior Plans since 2004 and with the adoption of the 2005 Incentive Plan we terminated all Prior Plans except for those provisions necessary to administer the outstanding options, all of which are fully vested. As of March 31, 2009, we had approximately 2.1 million vested stock options outstanding with exercise prices ranging from $8.56 to $27.50 per share.

Employee Stock Purchase Plan. An Employee Stock Purchase Plan (“2008 Purchase Plan”) was adopted by the Board and approved by stockholders in May 2008. The 2008 Purchase Plan has an initial reserve of 1,500,000 shares and provides eligible employees with the ability to defer up to 10% of their earnings for the purchase of our common stock on a semi-annual basis at 85% of the fair market value on the last day of each six-month offering period. The initial six-month offering period began August 1, 2008. The plan is considered compensatory under SFAS No. 123(R) and, as a result, stock-based compensation will be recognized on the last day of each six-month offering period in an amount equal to the difference between the fair value of the stock on the date of purchase and the discounted purchase price. A total of 100,290 shares of common stock were purchased on February 1, 2009 at a price of $9.52 and we recognized $169,000 in share-based compensation expense in connection with such purchases. This charge is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”

•	Derivative Instruments and Hedging Activities. We account for derivative financial instruments in accordance with Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign currency denominated assets and liabilities which exist as part of our ongoing business operations that are denominated in a currency other than the functional currency of the subsidiary. The exposures relate primarily to the gain or loss recognized in earnings from the settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days and are not designated as hedging instruments under SFAS No. 133. The forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.

We adopted Financial Accounting Standard No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”) effective January 1, 2009. SFAS No. 161 requires expanded qualitative, quantitative and credit-risk disclosures about an entity’s derivative instruments and hedging activities, but does not change the scope or the accounting requirements of SFAS No. 133.. SFAS No. 161 also amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to clarify that derivative instruments are subject to concentration-of-credit-risk disclosures.

At March 31, 2009, we had forward exchange contracts with a notional value of $34.4 million and an associated net forward contract receivable of $110,000. At December 31, 2008, we had forward exchange contracts with a notional value of $33.5 million and an associated net forward contract liability of $14,000. These derivatives are not designated as hedging instruments under SFAS No. 133. The forward contract receivables or liabilities are included in the condensed consolidated balance sheet under the captions “Prepaid expenses and other current assets” or “Accrued expenses and other liabilities” as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded a foreign currency exchange contract loss of $318,000 in first quarter 2009 and a foreign currency exchange contract gain of $498,000 in first quarter 2008 which are included in condensed consolidated statements of income under the caption “Interest income and other, net.”

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
          Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign currency denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 40% of our total revenues in 2008 and 35% in first quarter 2009. In addition, the identifiable net assets of our foreign operations totaled 28% of consolidated net assets at March 31, 2009 and December 31, 2008. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting an unrealized foreign currency exchange loss of $614,000 in the three months ended March 31, 2009 and an unrealized foreign currency exchange gain of $1.4 million in the three months ended March 31, 2008.
          The foreign currency exchange loss in first quarter 2009 resulted primarily from the strengthening of the U.S. Dollar, particularly against the British Pound and the Euro. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net working capital as of March 31, 2009 to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the March 31, 2009 rates would result in a currency translation loss of $534,000 before tax.
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
          At March 31, 2009, we had forward exchange contracts with a notional value of $34.4 million and an associated net forward contract receivable of $110,000. At December 31, 2008, we had forward exchange contracts with a notional value of $33.5 million and an associated net forward contract liability of $14,000. These derivatives are not designated as hedging instruments under SFAS No. 133. The forward contract receivables or liabilities are included in the condensed consolidated balance sheet under the captions “Prepaid expenses and other current assets” or “Accrued expenses and other liabilities” as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded a foreign currency exchange contract loss of $318,000 in first quarter 2009 and a foreign currency exchange contract gain of $498,000 in first quarter 2008 which are included in condensed consolidated statements of income under the caption “Interest income and other, net.”
          Interest rates. Excess cash balances as of March 31, 2009 and December 31, 2008 are included in our operating account. Cash balances in foreign currencies overseas are also operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on investments is reflected in our financial statements under the caption “Interest income and other, net.”

Item 4: Controls and Procedures
          Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. The phrase “disclosure controls and procedures” is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”) and refers to those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s (the “Commission”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on March 31, 2009 were effective to ensure that information required to be disclosed in our reports to be filed under the Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding disclosures and is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
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
          There were no changes in our internal controls over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Risks Related To Our Business
We may misjudge when software sales will be realized
          Software license revenues in any quarter depend substantially upon contracts signed and the related shipment of software in that quarter. Because of the timing of our sales, we typically recognize the substantial majority of our software license revenues in the last weeks or days of the quarter. In addition, it is difficult to forecast the timing of large individual software license sales with a high degree of certainty due to the extended length of the sales cycle and the generally more complex contractual terms that may be associated with such licenses that could result in the deferral of some or all of the revenue to future periods. Our customers and potential customers, especially for large individual software license sales, are increasingly requiring that their senior executives, board of directors and significant equity investors approve such purchases without the benefit of the direct input from our sales representatives. As a result, we may have less visibility into the progression of the selection and approval process throughout our sales cycles, which in turn makes it more difficult to predict the quarter in which individual sales will occur, especially in large sales opportunities. We are also at risk of having pending transactions abruptly terminated if the Boards or executive management of our customers decide to withdraw funding from IT projects as a result of the deep global economic downturn and credit crisis, such as occurred in a number of deals during first quarter 2009. If this type of behavior becomes commonplace among existing or potential customers then we may face a significant reduction in new software sales. We believe that an increasing number of our prospects may indicate to us that they can sign agreements prior to the end of our quarter, when in fact their approval process precludes them from being able to complete the transaction until after the end of our quarter. In addition, because of the current economic downturn, we may need to increase our use of alternate licensing models that reduce the amount of software revenue we recognize upon shipment of our software. These circumstances add to the difficulty of accurately forecasting the timing of deals. We expect to experience continued difficulty in accurately forecasting the timing of deals. If we receive any significant cancellation or deferral of customer orders, or if we are unable to conclude license negotiations by the end of a fiscal quarter, our quarterly operating results will be lower than anticipated.
Economic, political and market conditions can adversely affect our revenue results and profitability
          Our revenue and profitability depend on the overall demand for our software and related services. Historically, events such as terrorist attacks, natural catastrophes and contagious diseases have created uncertainties in our markets and caused disruptions in our sales cycles. A regional and/or global change in the economy or financial markets, such as the current severe global economic downturn, could result in delay or cancellation of customer purchases. A downturn in the economy, such as the current global recession, may cause an increase in customer bankruptcy reorganizations, liquidations and consolidations, which may negatively impact our accounts receviables and expected future revenues from such customers. Current adverse conditions in credit markets, reductions in consumer confidence and spending and the fluctuating commodities and/or fuel costs are examples of changes that have delayed or terminated certain customer purchases. These adverse conditions have delayed or terminated certain of our customer deals. A further worsening or broadening, or protracted extension of these conditions would have a significant negative impact on our operating results. In addition to the potential negative impact of the economic downturn on our software sales, customers are increasingly seeking to reduce their maintenance fees or to avoid price increases. Although we have maintained our maintenance attrition rates at approximately the same levels as our historical averages, a prolonged economic downturn may increase our attrition rates, particularly if many of our larger maintenance customers cease operations. Weak and uncertain economic conditions could also impair our customers’ ability to pay for our products or services. Any of these factors could adversely impact our quarterly or annual operating results and our financial condition.
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
We may face liability if our products are defective or if we make errors implementing our products
          Our software products are highly complex and sophisticated. As a result, they could contain design defects, software errors or security problems that are difficult to detect and correct. In addition, implementation of our products may involve customer-specific configuration by third parties or us, and may involve integration with systems developed by third parties. In particular, it is common for complex software programs such as ours to contain undetected errors, particularly in early versions of our products. Errors are discovered only after the product has been implemented and used over time with different computer systems and in a variety of applications and environments. Despite extensive testing, we have in the past discovered certain defects or errors in our products or custom configurations only after our software products have been used by many clients. In addition, our clients may occasionally experience difficulties integrating our products with other hardware or software in their particular environment that are unrelated to defects in our products. Such defects, errors or difficulties may cause future delays in product introductions, result in increased costs and diversion of development resources, require design modifications or impair customer satisfaction with our products.
          We believe that significant investments in research and development are required to remain competitive, and that speed to market is critical to our success. Our future performance will depend in large part on our ability to enhance our existing products through internal development and strategic partnering, internally develop new products which leverage both our existing customers and sales force, and strategically acquire complementary solutions that add functionality for specific business processes to an enterprise-wide system. If clients experience significant problems with implementation of our products or are otherwise dissatisfied with their functionality or performance, or if they fail to achieve market acceptance for any reason, our market reputation could suffer, and we could be subject to claims for significant damages. There can be no assurances that the contractual provisions in our customer agreements that limit our liability and exclude consequential damages will be enforced. Any such damages claim could impair our market reputation and could have a material adverse affect on our business, operating results and financial condition.
We may have difficulty implementing our solutions
          Our software products are complex and perform or directly affect mission-critical functions across many different functional and geographic areas of the enterprise. Consequently, implementation of our software products can be a lengthy process, and commitment of resources by our clients is subject to a number of significant risks over which we have little or no control. The implementation time for certain of our applications, including Merchandise Operations Systems, Store Systems, Demand Management, Replenishment & Fulfillment and Revenue Management solutions can be longer and more complicated than our other applications as they typically (i) involve more significant integration efforts in order to complete implementation, (ii) require the execution of implementation procedures in multiple layers of software, (iii) offer a customer more deployment options and other configuration choices, (iv) require more training and (v) may involve third party integrators to change business processes concurrent with the implementation of the software. Delays in the implementations of any of our software products, whether by our business partners or us, may result in client dissatisfaction, disputes with our customers, or damage to our reputation.
          In addition, approximately 10% to 15% of our consulting services revenues are derived under fixed price arrangements that require us to provide identified deliverables for a fixed fee. If we are unable to meet our contractual obligations under fixed price contracts within our estimated cost structure, our operating results could suffer.
We may have difficulty developing our new Managed Services offering
          We have limited experience operating our applications for our customers, either on a hosted or remote basis. Although we have hired management personnel with significant expertise in operating a managed services business, we may encounter difficulties developing our Managed Services into a mature services offering or the rate of adoption by our customers may be slower than anticipated.
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
•	be time-consuming, costly and/or result in litigation;

•	divert management’s time and attention from developing our business;

•	require us to pay monetary damages or involve settlement payments, either of which could be significant;

•	require us to enter into royalty and licensing agreements that we would not normally find acceptable;

•	require us to stop selling or to redesign certain of our products; or

•	require us to satisfy indemnification obligations to our customers.
          If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be adversely affected.
If we lose access to critical third-party software or technology, our costs could increase and the introduction of new products and product enhancements could be delayed, potentially hurting our competitive position
          We license and integrate technology from third parties in certain of our software products. Examples of third party software embedded in our products include the following: the WebLogic application from BEA Systems, Inc. (acquired by Oracle) or the IBM Websphere applications for use in most of the JDA Enterprise Architecture platform solutions; the Data Integrator application from Business Object S.A (acquired by SAP), which is used in certain of the products acquired from Manugistics, Cognos (acquired by IBM) for use in JDA Reporting and JDA Analytics; iLog CPlex (acquired by IBM) for use in certain of our Transportation and Logistics Management applications; the Uniface client/server application development technology from Compuware, Inc. for use in Portfolio Merchandise Management; certain applications from Silvon Software, Inc. for use in Merchandise Performance Analysis and Java technologies which are owned by Sun Microsystems but which are currently subject to a proposed acquisition by Oracle. Our third party licenses generally require us to pay royalties and fulfill confidentiality obligations. We also resell Oracle database licenses. If we are unable to continue to license any of this third party software, or if the third party licensors do not adequately maintain or update their products, we would face delays in the releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our software products. These delays, if they occur, could harm our business, operating results and financial condition. It is also possible that intellectual property acquired from third parties through acquisitions, mergers, licenses or otherwise obtained may not have been adequately protected, or infringes another parties intellectual property rights.
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

          Although we have increased our off-shore resources through our CoE, our consulting services business model is currently largely based on relatively high cost onshore resources. Utilization of CoE consulting services resources has been lower than planned. We believe the primary reason for this lower than expected utilization may be due to a slower internal adoption of our planned mix of on-shore/off-shore services. Further, we are continuously faced with competition from low cost off-shore service providers and smaller boutique consulting firms. This competition is expected to continue and our on-shore hourly rates are much higher than those offered by these competitors. As these competitors gain more experience with our products, the quality gap between our service offerings and theirs may diminish, resulting in decreased revenues and profits from our consulting practice. In addition, we face increased competition for services work from ex-employees of JDA who offer services directly or through lower cost boutique consulting firms. These competitive service providers have taken business from JDA and while some are still relatively small compared to our consulting services business, if they grow successfully, it will be largely at our expense. We continue to attempt to improve our competitive position by further developing and increasing the utilization of our own offshore consulting services group at our CoE; however, we cannot guarantee these efforts will be successful or enhance our ability to compete.
There are many risks associated with international operations
     International revenues represented 40% of our total revenues in 2008 and 35% in first quarter 2009. Our international business operations are subject to risks associated with international activities, including:
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
We may experience expansion delays or difficulties with our CoE in India
          We are continuing the expansion of our CoE in Hyderabad, India. In order to take advantage of cost efficiencies associated with India’s lower wage scale, we expanded the CoE during 2008 beyond a research and development center to include consulting services, customer support and information technology resources. We believe that a properly functioning CoE will be important in achieving desired long-term operating results. Although we are currently satisfied with the progress of our product development, support services and internal administrative support functions, we are behind schedule in our efforts to transition consulting services to the CoE., We believe the primary reason for this lower than expected utilization of the CoE consulting services resources may be due to a slower internal adoption of our planned mix of on-shore/off-shore services. If there are additional delays in our efforts to increase the utilization of our services resources at the CoE it may have an overall effect of reducing our consulting services margins and negatively impacting our operating results. Additional risks associated with our CoE strategy include, but are not limited to:
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
We may have difficulty completing acquisitions due to adverse conditions in the credit markets
          Until the credit markets stabilize and approach historically normal conditions, it may be difficult for us to make acquisitions using debt. If we are unable to use debt to make acquisitions, our ability to achieve significant growth may be adversely impacted.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities:
          The following table summarizes our purchases of our own equity securities during the three months ended March 31, 2009:

Approximate Dollar
			Total Number of Shares	Value of Shares That
			Purchased as Part of	May Yet Be Purchased
	Total Number of Shares	Average Price Paid per	Publicly Announced	Under the Plans or
Period (1)	Purchased	Share	Plans or Programs	Programs
January 1-31, 2009	—	$—	—	$—
February 1-28, 2009	—	$—	—	$—
March 1-31, 2009	229,912	$10.79	229,912	$27,520,113

Total	229,912	$10.79	229,912	$27,520,113

(1)	On March 5, 2009, the Board adopted a program to repurchase up to $30.0 million of our common stock in the open market or in private transactions at prevailing market prices during the 12-month period ending March 10, 2010.
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

JDA SOFTWARE GROUP, INC.
Dated: May 8, 2009	By:	/s/ Hamish N. Brewer
Hamish N. Brewer
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David Alberty
David Alberty
Group Vice President of Accounting, Finance and Treasury (Acting Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #		Description of Document
3.1***	—	Third Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated July 23, 2002.

3.2**	—	First Amended and Restated Bylaws of JDA Software Group, Inc.

3.3****	—	Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc filed with the Secretary of State of the State of Delaware on July 5, 2006.

3.4*****	—	Certificate of Correction filed to correct a certain error in the Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc. filed with the Secretary of State of the State of Delaware on July 5, 2006.

4.1*	—	Specimen Common Stock Certificate of JDA Software Group, Inc.

31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 12, 2002.

****	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 5, 2006, as filed on July 7, 2006.

*****	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed on November 9, 2006.