Form 10-Q
period 2009-06-30
JDA SOFTWARE GROUP INC
filed 2009-08-07
CIK 1006892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from            to
Commission File Number: 0-27876
JDA SOFTWARE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0787377
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
14400 North 87 th Street
Scottsdale, Arizona 85260
(480) 308-3000
(Address and telephone number of principal executive offices)
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Acts. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 31,970,132 as of August 4, 2009.

FORM 10-Q

Part I: FINANCIAL INFORMATION
Item 1. Financial Statements
JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts, unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$92,675	$32,696
Accounts receivable, net	62,748	79,353
Income tax receivable	1,797	316
Deferred tax asset	23,038	22,919
Prepaid expenses and other current assets	20,906	14,223

Total current assets	201,164	149,507

Non-Current Assets:
Property and equipment, net	41,971	43,093
Goodwill	135,275	135,275
Other intangibles, net:
Customer lists	110,431	121,719
Acquired software technology	22,172	24,160
Trademarks	496	1,335
Deferred tax asset	39,026	44,815
Other non-current assets	5,295	4,872

Total non-current assets	354,666	375,269

Total Assets	$555,830	$524,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,193	$3,273
Accrued expenses and other liabilities	39,486	52,090
Deferred revenue	79,557	62,005

Total current liabilities	129,236	117,368

Non-Current Liabilities:
Accrued exit and disposal obligations	8,169	8,820
Liability for uncertain tax positions	7,447	7,093

Total non-current liabilities	15,616	15,913

Total Liabilities	144,852	133,281

Redeemable Preferred Stock	50,000	50,000

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized, 50,000,000 shares; issued 33,200,430 and 32,458,396 shares, respectively	332	325
Additional paid-in capital	317,519	305,564
Deferred compensation	(6,648)	(2,915)
Retained earnings	67,847	56,268
Accumulated other comprehensive income (loss)	1,557	(2,017)
Less treasury stock, at cost, 1,656,209 and 1,307,317 shares, respectively	(19,629)	(15,730)

Total stockholders’ equity	360,978	341,495

Total liabilities and stockholders’ equity	$555,830	$524,776

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES:
Software licenses	$27,585	$15,546	$42,910	$35,582
Maintenance services	44,371	46,643	87,368	92,455

Product revenues	71,956	62,189	130,278	128,037

Consulting services	25,079	26,640	48,113	52,464
Reimbursed expenses	2,450	2,967	4,427	5,170

Service revenues	27,529	29,607	52,540	57,634

Total revenues	99,485	91,796	182,818	185,671

COST OF REVENUES:
Cost of software licenses	1,235	343	1,837	1,396
Amortization of acquired software technology	980	1,460	1,988	2,961
Cost of maintenance services	10,984	11,436	21,533	22,632

Cost of product revenues	13,199	13,239	25,358	26,989

Cost of consulting services	20,131	20,909	39,513	40,769
Reimbursed expenses	2,450	2,967	4,427	5,170

Cost of service revenues	22,581	23,876	43,940	45,939

Total cost of revenues	35,780	37,115	69,298	72,928

GROSS PROFIT	63,705	54,681	113,520	112,743

OPERATING EXPENSES:
Product development	12,664	13,232	25,237	26,908
Sales and marketing	16,170	15,730	30,422	31,839
General and administrative	11,670	10,378	22,696	21,966
Amortization of intangibles	6,051	6,076	12,127	12,152
Restructuring charges and adjustments to acquisition- related reserves	2,732	2,799	4,162	3,555

Total operating expenses	49,287	48,215	94,644	96,420

OPERATING INCOME	14,418	6,466	18,876	16,323

Interest expense and amortization of loan fees	(386)	(2,466)	(625)	(4,960)
Interest income and other, net	123	779	(120)	2,076

INCOME BEFORE INCOME TAXES	14,155	4,779	18,131	13,439

Income tax provision	5,220	1,706	6,552	5,010

NET INCOME	$8,935	$3,073	$11,579	$8,429

BASIC EARNINGS PER SHARE	$.26	$.09	$.33	$.25

DILUTED EARNINGS PER SHARE	$.25	$.09	$.33	$.24

SHARES USED TO COMPUTE:
Basic earnings per share	35,004	34,214	34,983	34,069

Diluted earnings per share	35,232	35,263	35,154	35,174

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
NET INCOME	$8,935	$3,073	$11,579	$8,429

OTHER COMPREHENSIVE INCOME (LOSS):

Foreign currency translation adjustment	4,188	(489)	3,574	896
Change in fair value of interest rate swap	—	286	—	(170)

Total other comprehensive income (loss)	4,188	(203)	3,574	726

COMPREHENSIVE INCOME	$13,123	$2,870	$15,153	$9,155

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months
	Ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$11,579	$8,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,842	20,173
Provision for doubtful accounts	300	—
Amortization of loan origination fees	—	697
Excess tax benefits from stock-based compensation	—	1,638
Share-based compensation expense	3,567	2,224
Net gain on disposal of property and equipment	(54)	—
Deferred income taxes	5,670	2,600

Changes in assets and liabilities:
Accounts receivable	16,820	5,033
Income tax receivable	(1,434)	470
Prepaid expenses and other current assets	(6,882)	(253)
Accounts payable	7,139	(344)
Accrued expenses and other liabilities	(13,507)	(4,101)
Income tax payable	365	668
Deferred revenue	18,107	14,677

Net cash provided by operating activities	60,512	51,911

INVESTING ACTIVITIES:
Payment of direct costs related to acquisitions	(1,489)	(2,523)
Purchase of other property and equipment	(1,407)	(4,497)
Proceeds from disposal of property and equipment	54	69

Net cash used in investing activities	(2,842)	(6,951)

FINANCING ACTIVITIES:
Issuance of common stock — equity plans	4,642	5,707
Excess tax benefits from stock-based compensation	—	(1,638)
Purchase of treasury stock	(3,899)	(1,663)
Principal payments on term loan agreement	—	(18,649)

Net cash provided by (used in) financing activities	743	(16,243)

Effect of exchange rates on cash	1,566	534

Net increase in cash and cash equivalents	59,979	29,251

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,696	95,288

CASH AND CASH EQUIVALENTS, END OF PERIOD	$92,675	$124,539

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months
	Ended June 30,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$2,260	$1,501

Cash paid for interest	$98	$4,393

Cash received for income tax refunds	$722	$469

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of JDA Software Group, Inc. (“we” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
     Certain reclassifications have been made to the condensed consolidated financial statements of income for the three and six months ended June 30, 2008 to conform to the current presentation. We have combined the provision for doubtful accounts that was previously reported under the caption “Provision for doubtful accounts” with other operating expenses reported under the caption “General and administrative.”
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, given that once in effect, the Codification will carry the same level of authority. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. We do not anticipate that the adoption of this statement will have a material impact on our Consolidated Financial Statement note disclosures.
2. Subsequent Events
     Subsequent events have been evaluated through August 7, 2009, which is the date these financial statements were filed with the Securities and Exchange Commission. On this date, the financial statements are considered issued and widely distributed to shareholders and other financial statement users for general use and reliance in a form and format that complies with generally accepted accounted principles.
Acquisition of Equity Interest in European-based Strategix Enterprise Technology
     On July 7, 2009, we purchased 49.1% of the registered share capital of Strategix Enterprise Technology GMBH and Strategix Enterprise Technology sp.z.o.o. (collectively, “Strategix”) for cash. The transaction provides for additional annual purchase price earn-outs in each of 2009, 2010 and 2011 if defined performance milestones are achieved. In addition, the Company has an option to purchase the remaining registered share capital of Strategix beginning on the third anniversary date of the transaction based on defined operating metrics. Strategix has been a distributor of our supply and category management applications in Central and Eastern Europe and Russia since 2004. As part of this transaction, Strategix will now have access to our entire suite of products, and we believe such access will expand our presence with retail, manufacturing and wholesale-distribution customers in these markets. We have also acquired the rights to various applications developed by Strategix that are designed to enhance certain of our Space and Category Management solutions, plus a suite of SAP integration tools.

Conversion of Redeemable Preferred Stock
     In connection with the Manugistics Group, Inc. (“Manugistics”) acquisition in 2006, we issued 50,000 shares of a Series B Preferred Stock to funds affiliated with Thoma Bravo, LLC (“Thoma Bravo”), a private equity investment firm, for $50 million in cash. The Series B Preferred Stock is convertible, at any time in whole or in part, into a maximum of 3,603,603 shares of JDA common stock based on an agreed conversion rate of $13.875. As of August 7, 2009, Thoma Bravo has exercised conversion rights on 27,752 shares of the Series B Preferred Stock, which resulted in the issuance of 2,000,144 shares of common stock.
     The remaining 22,248 shares of Series B Preferred Stock continue to contain certain pre-emptive rights and liquidation preferences, are non-dividend paying and have a scheduled redemption right that allows any holder to demand a redemption of all or any part of the remaining shares after September 6, 2013 at a cash redemption price of $1,000 per share. Holders of the Series B Preferred Stock are entitled as a class to elect a director to our Board and have appointed Mr. Orlando Bravo, a Managing Partner with Thoma Bravo, to serve as a member of our Board. Mr. Bravo’s current term on the Board expires on the annual meeting of stockholders in 2011, provided, however, that if and when Thoma Bravo converts all of its remaining shares of Series B Preferred Stock , Mr. Bravo’s term of office shall automatically terminate.
3. Derivative Instruments and Hedging Activities
     We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign currency denominated assets and liabilities that exist as part of our ongoing business operations that are denominated in a currency other than the functional currency of the subsidiary. The exposures relate primarily to the gain or loss recognized in earnings from the settlement of current foreign currency denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days and are not designated as hedging instruments. Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.
     At June 30, 2009, we had forward exchange contracts with a notional value of $37.5 million and an associated net forward contract receivable of $3.2 million. At December 31, 2008, we had forward exchange contracts with a notional value of $33.5 million and an associated net forward contract liability of $14,000. These derivatives are not designated as hedging instruments. The forward contract receivables or liabilities are included in the condensed consolidated balance sheet under the captions, “Prepaid expenses and other current assets” or “Accrued expenses and other liabilities” as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded a net foreign currency exchange contract loss of $216,000 in the six months ended June 30, 2009 and a net foreign currency exchange contract gain of $686,000 in the six months ended June 30, 2008, which are included in the condensed consolidated statements of income under the caption “Interest Income and other, net.”
4. Goodwill and Other Intangibles, Net
     Goodwill and other intangible assets consist of the following:

		June 30, 2009
		Gross		December 31, 2008
	Estimated	Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
Goodwill		$135,275	$—	$135,275	$—

Other amortized intangible assets:

Customer lists	8 to 13 years	183,383	(72,952)	183,383	(61,664)
Acquired software technology	6 to 15 years	65,847	(43,675)	65,847	(41,687)
Trademarks	3 to 5 years	5,191	(4,695)	5,191	(3,856)

		254,421	(121,322)	254,421	(107,207)

		$389,696	$(121,322)	$389,696	$(107,207)

     We found no indication of impairment of our goodwill balances in the six months ended June 30, 2009 and, absent future indicators of impairment, the next annual impairment test will be performed in fourth quarter 2009. As of June 30, 2009, the goodwill balance has been allocated to our reporting units as follows: $87.1 million to Retail, $44.5 million to Manufacturing and Distribution, and $3.7 million to Services Industries.
     Amortization expense for the three and six months ended June 30, 2009 was $7.0 million and $14.1 million, respectively. Amortization expense for three and six months ended June 30, 2008 was $7.5 million and $15.1 million, respectively. The decrease in amortization in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 is due primarily to certain software technology acquired from E3 Corporation in 2001 that has now been fully amortized.
     Amortization expense is reported in the consolidated statements of income within cost of revenues under the caption “Amortization of acquired software technology” and in operating expenses under the caption “Amortization of intangibles.” As of June 30, 2009, we expect amortization expense for the remainder of 2009 and the next four years to be as follows:

Year	Amortization
2009	$13,439
2010	$26,277
2011	$25,962
2012	$25,500
2013	$24,810
5. Acquisition Reserves
     We recorded initial acquisition reserves of $47.4 million for restructuring charges and other direct costs associated with the acquisition of Manugistics in 2006. The restructuring charges were primarily related to facility closures, employee severance and termination benefits and other direct costs associated with the acquisition, including investment banker fees, change-in-control payments, and legal and accounting costs. Subsequent adjustments of $2.9 million were made to reduce the reserves in 2007 and 2008 based on our revised estimates of the restructuring costs to exit certain of the activities of Manugistics. The majority these adjustments were made by June 30, 2007 and included in the final purchase price allocation. All adjustments made subsequent to June 30, 2007, including the $539,000 increase recorded in the six months ended June 30, 2009, have been included in the consolidated statements of operations under the caption “Restructuring charges and adjustments to acquisition-related reserves.” Adjustments made in the six months ended June 30, 2009 resulted primarily from our revised estimate of sublease rentals and market adjustments on an unfavorable office facility lease in the United Kingdom. The unused portion of the acquisition reserves was $12.7 million at June 30, 2009, of which $4.5 million is included in current liabilities under the caption “Accrued expenses and other liabilities” and $8.2 million is included in non-current liabilities under the caption “Accrued exit and disposal obligations.” A summary of the charges and adjustments recorded against the reserves is as follows:

				Impact of				Impact of
				Changes in	Balance			Changes in	Balance
	Initial	Adjustments	Cash	Exchange	December 31,	Adjustments	Cash	Exchange	June 30,
Description of charge	Reserve	to Reserves	Charges	Rates	2008	to Reserves	Charges	Rates	2009

Restructuring charges:
Office closures, lease terminations and sublease costs	$29,212	$(2,351)	$(13,109)	$(1,034)	$12,718	$539	$(1,460)	$386	$12,183
Employee severance and termination benefits	3,607	(767)	(2,465)	107	482	—	(3)	7	486
IT projects, contract termination penalties, capital lease buyouts and other costs to exit activities of Manugistics	1,450	222	(1,672)	—	—	—	—	—	—

	34,269	(2,896)	(17,246)	(927)	13,200	539	(1,463)	393	12,669

Direct costs	13,125	6	(13,104)	—	27	—	(26)	—	1

Total	$47,394	$(2,890)	$(30,350)	$(927)	$13,227	$539	$(1,489)	$393	$12,670

     As of June 30, 2009, the remaining balance in the reserve for office closures, lease termination and sublease costs is primarily related to office facility leases in Rockville, Maryland and the United Kingdom, and the remaining balance in the reserve for employee severance and termination benefits is related to certain foreign employees.
6. Restructuring Charges
2009 Restructuring Charges
     We recorded restructuring charges of $3.8 million in the six months ended June 30, 2009, including $1.5 million in first quarter 2009 and $2.3 million in second quarter 2009. These charges are primarily associated with the transition of additional on-shore activities to the Center of Excellence (“CoE”) in India. The charges include termination benefits related to a workforce reduction of 69 full-time employees (“FTE”) in product development, service, support, information technology and other administrative positions, primarily in the Americas region. In addition, the charge includes $1.0 million in severance and other termination benefits pursuant to a separation agreement with our former Executive Vice President and Chief Financial Officer. As of June 30, 2009, approximately $2.2 million of the costs associated with these restructuring charges had been paid and the remaining balance of $1.6 million is included in the caption “Accrued expenses and other current liabilities.” We expect substantially all of the remaining costs to be paid in 2009.
2008 Restructuring Charges
     We recorded restructuring charges of $8.0 million in 2008, including $794,000 in first quarter 2008 and $3.3 million in second quarter 2008. These charges are primarily associated with our transition of certain on-shore activities to our CoE in India. The 2008 restructuring charges included $7.9 million for termination benefits, primarily related to a workforce reduction of 100 FTE in product development, consulting and sales-related positions across all of our geographic regions and $119,000 for office closure and integration costs of redundant office facilities. Subsequent adjustments were made to these reserves in the six months ended June 30, 2009 based on our revised estimates to complete the restructuring activities and are included in the consolidated statements of income in the caption “Restructuring charges and adjustments to acquisition-related reserves.” As of June 30, 2009, approximately $7.3 million of the costs associated with these restructuring charges have been paid and the remaining balance of $361,000 is included in the caption “Accrued expenses and other current liabilities.” We expect all of the remaining termination benefits and office closure costs to be paid in 2009. A summary of the 2008 restructuring and office closure charges is as follows:

			Impact of				Impact of
			Changes in	Balance			Changes in	Balance
	Initial	Cash	Exchange	December 31,	Adjustments	Cash	Exchange	June 30,
Description of charge	Reserve	Charges	Rates	2008	to Reserves	Charges	Rates	2009

Termination benefits	$7,891	$(5,576)	$(164)	$2,151	$(137)	$(1,644)	$(12)	$358
Office closures	119	(77)	(6)	36	(15)	(18)	—	3

Total	$8,010	$(5,653)	$(170)	$2,187	$(152)	$(1,662)	$(12)	$361

2007 Restructuring Charges
     We recorded restructuring charges of $6.2 million in 2007 that included $5.9 million for termination benefits and $292,000 for office closures. The termination benefits are primarily related to a workforce reduction of approximately 120 FTE in our Scottsdale, Arizona product development group as a direct result of our decision to standardize future product offerings on the JDA Enterprise Architecture platform and reduction of approximately 40 FTE in our worldwide consulting services group. The office closure charge is for the closure and integration costs of redundant office facilities. As of June 30, 2009, all costs associated with the 2007 restructuring charges have been paid with the exception of a $36,000 reserve for office closures which are included in the caption “Accrued expenses and other current liabilities.” We expect substantially all of the remaining termination benefits and office closure costs to be paid in 2009. A summary of the 2007 restructuring and office closure charges is as follows:

			Impact of				Impact of
			Changes in	Balance			Changes in	Balance
	Initial	Cash	Exchange	December 31,	Adjustments	Cash	Exchange	March 31,
Description of charge	Reserve	Charges	Rates	2008	to Reserves	Charges	Rates	2009

Termination benefits	$5,908	$(5,775)	$5	$138	$(61)	$(74)	$(3)	$—
Office closures	292	(253)	—	39	—	(3)	—	36

Total	$6,200	$(6,028)	$5	$177	$(61)	$(77)	$(3)	$36

7. Share-Based Compensation
     We have a 2005 Performance Incentive Plan (“2005 Incentive Plan”) that initially provided for the issuance of up to 1,847,000 shares of common stock to employees, consultants and directors under stock purchase rights, stock bonuses, restricted stock, restricted stock units, performance awards, performance units and deferred compensation awards. Our stockholders subsequently approved an amendment on May 11, 2009 to increase by 2,000,000 shares the maximum number of shares of common stock that may be issued under the 2005 Incentive Plan. With this amendment, the number of authorized shares under the 2005 Performance Incentive Plan increased from 1,847,000 to 3,847,000. The 2005 Incentive Plan contains certain restrictions that limit the number of shares that may be issued and the amount of cash awarded under each type of award, including a limitation that awards granted in any given year can represent no more than two percent (2%) of the total number of shares of common stock outstanding as of the last day of the preceding fiscal year. Awards granted under the 2005 Incentive Plan are in such form as the Compensation Committee shall from time to time establish and the awards may or may not be subject to vesting conditions based on the satisfaction of service requirements or other conditions, restrictions or performance criteria including the Company’s achievement of annual operating goals. Restricted stock and restricted stock units may also be granted under the 2005 Incentive Plan as a component of an incentive package offered to new employees or to existing employees based on performance or in connection with a promotion, and will generally vest over a three-year period, commencing at the date of grant. We measure the fair value of awards under the 2005 Incentive Plan based on the market price of the underlying common stock as of the date of grant. The fair value of each award is amortized over its applicable vesting period using graded vesting and reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”
     Performance Share Awards. The Board approved a stock-based incentive program for 2008 (“2008 Performance Program”) that provided for the issuance of contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we were able to achieve a defined performance threshold goal in 2008. The performance threshold goal was defined as $95 million of adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which excludes certain non-routine items. Under the terms of the 2008 Performance Program, a partial pro-rata issuance of performance share awards would be made if we achieved a minimum adjusted EBITDA performance threshold. The Company’s actual 2008 adjusted EBITDA performance, which exceeded the defined performance threshold goal of $95 million, was confirmed by the Board in January 2009 and qualified participants to receive approximately 106% of their target awards. In total, 222,838 performance share awards were issued in January 2009 with a grant date fair value of $3.9 million that is being recognized as stock-based compensation over requisite service periods that run from the date of board approval of the 2008 Performance Program through January 2011. The performance share awards vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. A deferred compensation charge of $3.9 million was recorded in the equity section of our balance sheet during 2008, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. We recognized $2.6 million in share-based compensation expense related to these performance share awards in 2008, including $1.2 million in the six months ended June 30, 2008, plus an additional $294,000 in the six months ended June 30, 2009.
     The Board approved a stock-based incentive program for 2009 (“2009 Performance Program”). The 2009 Performance Program provides for the issuance of up to 596,000 contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we are able to achieve a defined adjusted EBITDA performance threshold goal in 2009. Under the terms of the 2009 Performance Program, a partial pro-rata issuance of performance share awards will be made if we achieve a minimum adjusted EBITDA performance threshold. The performance share awards, if any, will be issued after the confirmation of our 2009 financial results in January 2010 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period. The Company’s performance against the defined performance threshold goal is being evaluated on a quarterly basis throughout 2009 and share-based compensation recognized over the requisite service periods that generally run from January 13, 2009 (the date of board approval of the 2009 Performance Program) through January 2012. A deferred compensation charge of $6.8 million has been recorded in the equity section our balance sheet, with a related increase to additional paid-in capital, for the total grant date fair value of the current estimated awards to be issued under the 2009 Performance Program. Although all necessary service and performance conditions have not been met through June 30, 2009, based on our first half

2009 results and the outlook for the remainder of the year, we have recorded $2.3 million in stock-based compensation related to these awards in the six months ended June 30, 2009, including $1.5 million in second quarter 2009. We currently expect to recognize approximately $4.6 million of this award as stock-based compensation in 2009.
     Restricted Stock Unit Awards. The Board approved a special Manugistics Incentive Program for 2007 (“2007 Integration Program”). The 2007 Integration Program provided for the issuance of contingently issuable restricted stock units under the 2005 Incentive Plan to executive officers and certain other members of our management team if we were able to successfully integrate the Manugistics acquisition and achieve a defined performance threshold goal in 2007. The performance threshold goal was defined as $85 million of adjusted EBITDA. Under the terms of the 2007 Integration Program, a partial pro-rata issuance of restricted stock units would be made if we achieved a minimum adjusted EBITDA performance threshold. The Board approved additional contingently issuable restricted stock units under the 2007 Integration Program for executive officers and new participants in 2007. The Company’s actual 2007 adjusted EBITDA performance was confirmed by the Board in January 2008 and qualified participants for a pro-rata issuance equal to 99.25% of their target awards. In total, 502,935 restricted stock units were issued in January 2008 with a grant date fair value of $8.1 million. The restricted stock units vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. Through June 30, 2009, approximately 33,000 of the restricted stock units granted under the 2007 Integration Program have been subsequently forfeited. We recognized $1.1 million in share-based compensation expense related to these performance share awards in 2008, including $591,000 in the six months ended June 30, 2008, plus an additional $484,000 in six months ended June 30, 2009.
     During the six months ended June 30, 2009 and 2008, we recorded share-based compensation expense of $341,000 and $476,000, respectively related to other 2005 Incentive Plan awards.
     Employee Stock Purchase Plan. An Employee Stock Purchase Plan (“2008 Purchase Plan”) was adopted by the Board and approved by stockholders in May 2008. The 2008 Purchase Plan has an initial reserve of 1,500,000 shares and provides eligible employees with the ability to defer up to 10% of their earnings for the purchase of our common stock on a semi-annual basis at 85% of the fair market value on the last day of each six-month offering period. The initial six-month offering period began August 1, 2008. The 2008 Purchase Plan is considered compensatory and, as a result, stock-based compensation will be recognized on the last day of each six-month offering period in an amount equal to the difference between the fair value of the stock on the date of purchase and the discounted purchase price. A total of 100,290 shares of common stock were purchased on February 1, 2009 at a price of $9.52. We recognized $169,000 in share-based compensation expense in connection with these purchases which is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”
8. Treasury Stock Repurchases
     On March 5, 2009, the Board adopted a program to repurchase up to $30 million of our common stock in the open market or in private transactions at prevailing market prices during the 12-month period ending March 10, 2010. During the six months ended June 30, 2009, we repurchased 265,715 shares of our common stock under this program for $2.9 million at prices ranging from $10.34 to $11.00 per share. During the six months ended June 30, 2009 and 2008, we also repurchased 79,259 and 93,894 shares, respectively, tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted shares under the 2005 Performance Incentive Plan. These shares were repurchased for $988,000 at prices ranging from $9.75 to $15.87 in the six months ended June 30, 2009 and for $1.7 million at prices ranging from $17.50 to $20.40 per share in the six months ended June 30, 2008.
9. Income Taxes
     We calculate our tax provision on an interim basis using the year-to-date effective tax rate and record discrete tax adjustments in the reporting period in which they occur. Because the Company is subject to income taxes in numerous jurisdictions and the timing of software and consulting income by jurisdiction can vary significantly, we are unable to reliably estimate an overall annual effective tax rate. A summary of the income tax provision recorded in the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Income before income tax provision	$14,155	$4,779	$18,131	$13,439

Income tax provision at federal statutory rate	$4,954	$1,673	$6,346	$4,704
State income taxes	427	113	525	364
Research and development credit	(192)	—	(389)	—
Foreign tax rate differential	(140)	(210)	(304)	(349)
Interest and penalties on uncertain tax positions	118	107	236	215
Other, net	53	23	138	76

Income tax provision	$5,220	$1,706	$6,552	$5,010

Effective tax rate	37%	36%	36%	37%
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
     The income tax provision recorded in the three and six months ended June 30, 2009 and 2008 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during second quarter 2009 and 2008 of $413,000 and $1.3 million, respectively, and during the six months ended June 30, 2009 and 2008 of $644,000 and $1.3 million, respectively. These tax benefits will reduce our income tax liabilities in future periods and result in an increase to additional paid-in capital as we are able to utilize them. During the six months ended June 30, 2008, we recorded an immaterial adjustment to reverse the total windfall tax benefit previously recognized in 2007 and 2006 of approximately $1.6 million which reduced additional paid-in capital and non-current deferred tax assets.
     As of June 30, 2009 approximately $11 million of unrecognized tax benefits, substantially all of which relates to uncertain tax positions associated with the acquisition of Manugistics, would impact our effective tax rate if recognized. Recognition of these uncertain tax positions will be treated as a component of income tax expense rather than as a reduction of goodwill. During the six months ended June 30, 2009, there were no significant changes in our unrecognized tax benefits. It is reasonably possible that approximately $800,000 of unrecognized tax benefits will be recognized within the next twelve months. As of December 31, 2008, we had approximately $5.5 million and $7.8 million of federal and state research and development tax credit carryforwards, respectively, that expire at various dates through 2028. We have placed a full valuation allowance against the Arizona research and development credit carryforward as we do not expect to be able to utilize it prior to its expiration.
     We treat interest and penalties related to uncertain tax positions as a component of income tax expense. We have accrued interest and penalties related to uncertain tax positions of $383,000 and $384,000 in the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009 and December 31, 2008 there are approximately $3.0 million and $2.6 million, respectively of interest and penalties accruals related to uncertain tax positions that are reflected in the consolidated balance sheets under the caption “Liability for uncertain tax positions.” To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision.
     We conduct business globally and, as a result, JDA Software Group, Inc. or one or more of our subsidiaries files income tax returns in the U.S. and various state and foreign jurisdictions. In the normal course of business we are subjected to examination by taxing authorities throughout the world, including significant jurisdictions in the United States, the United Kingdom, Australia and France. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003. The Internal Revenue Service completed their examination of our 2007 tax year with no material adjustments. We currently have on-going tax examinations in Australia, Canada, France, Hong Kong, India, Malaysia and Singapore. We do not believe there will be any material adjustments from these audits.
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

10. Earnings per Share
     The Company has two classes of outstanding capital stock, Common Stock and Series B Preferred Stock. The Series B Preferred Stock is a participating security, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the Series B Preferred Stock as if the Series B Preferred Stock had been converted into common stock. Companies that have participating securities are required to apply the two-class method to compute basic earnings per share. Under the two-class computation method, basic earnings per share is calculated for each class of stock and participating security considering both dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period.
     The calculation of diluted earnings per share for the three and six months ended June 30, 2009 and 2008 includes the assumed conversion of the Series B Preferred Stock into common stock as of the beginning of the period. The dilutive effect of outstanding stock options is included in the diluted earnings per share calculations for 2009 and 2008 using the treasury stock method. Diluted earnings per share for the three months ended June 30, 2009 and 2008 exclude approximately 1.2 million and 667,000, respectively of vested options for the purchase of common stock that have grant prices in excess of the average market price, or which are otherwise anti-dilutive. Diluted earnings per share for the six months ended June 30, 2009 and 2008 exclude approximately 1.3 million and 656,000, respectively of vested options for the purchase of common stock that have grant prices in excess of the average market price, or which are otherwise anti-dilutive. In addition, diluted earnings per share calculations for 2009 and 2008 exclude approximately 596,000 and 223,000 contingently issuable performance share awards, respectively for which all necessary conditions had not been met (see Note 7). Earnings per share for the three and six months ended June 30, 2009 and 2008 are calculated as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net income	$8,935	$3,073	$11,579	$8,429
Less dividends paid	—	—	—	—

Undistributed earnings	$8,935	$3,073	$11,579	$8,429

Allocation of undistributed earnings:
Common Stock	$8,015	$2,749	$10,387	$7,536
Series B Preferred Stock	920	324	1,192	893

	$8,935	$3,073	$11,579	$8,429

Weighted average shares:
Common Stock	31,400	30,610	31,379	30,465
Series B Preferred Stock	3,604	3,604	3,604	3,604

Shares — Basic earnings per share	35,004	34,214	34,983	34,069
Dilutive common stock equivalents	228	1,049	171	1,105

Shares — Diluted earnings per share	35,232	35,263	35,154	35,174

Basic earnings per share applicable to:
Common Stock	$.26	$.09	$.33	$.25

Series B Preferred Stock	$.26	$.09	$.33	$.25

Diluted earnings per share applicable to common shareholders	$.25	$.09	$.33	$.24

11. Business Segments and Geographic Data
     We are a leading provider of sophisticated software solutions designed specifically to address the supply chain requirements of global consumer products companies, manufacturers, wholesale/distributors and retailers, as well as government and aerospace defense contractors and travel, transportation, hospitality and media organizations, and have licensed our software to more than 5,800 customers worldwide. Our solutions enable customers to plan, manage and optimize the coordination of supply, demand and flows of inventory throughout the supply chain to the consumer. We conduct business in three geographic regions that have separate management teams and reporting structures: the Americas (United States, Canada and Latin America), EMEA (Europe, Middle East and Africa), and Asia/Pacific. Similar products and services are offered in each geographic region and local management is evaluated primarily based on total revenues and operating income within their respective regions. Identifiable assets are also managed by geographical region. The geographic distribution of our revenues and identifiable assets is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenues:

Americas	$65,803	$59,956	$126,381	$122,805
EMEA	20,186	22,961	36,839	45,385
Asia/Pacific	13,496	8,879	19,598	17,481

Total revenues	$99,485	$91,796	$182,818	$185,671

	June 30,	December 31,
	2009	2008
Identifiable assets:

Americas	$428,830	$402,350
EMEA	88,917	86,780
Asia/Pacific	38,083	35,646

Total identifiable assets	$555,830	$524,776

     Revenues in the Americas for the three months ended June 30, 2009 and 2008 include $57.2 million and $54.5 million from the United States, respectively and $110.7 million and $110.7 million in the six months ended June 30, 2009 and 2008, respectively. Identifiable assets for the Americas include $407.8 million and $379.7 million in the United States as of June 30, 2008 and December 31, 2008, respectively.
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
     A summary of the revenues, operating income and depreciation attributable to each of these reportable business segments for three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenues:
Retail	$52,327	$47,795	$96,699	$97,020
Manufacturing and Distribution	35,834	38,861	69,685	78,434
Services Industries	11,324	5,140	16,434	10,217

	$99,485	$91,796	$182,818	$185,671

Operating income:
Retail	$14,480	$11,252	$24,294	$24,247
Manufacturing and Distribution	14,647	13,998	26,944	28,667
Services Industries	5,744	469	6,623	1,082
Other (see below)	(20,453)	(19,253)	(38,985)	(37,673)

	$14,418	$6,466	$18,876	$16,323

Depreciation:
Retail	$1,059	$1,147	$2,104	$2,267
Manufacturing and Distribution	684	826	1,426	1,727
Services Industries	327	224	553	340

	$2,070	$2,197	$4,083	$4,334

Other:
General and administrative expenses	$11,670	$10,378	$22,696	$21,966
Amortization of intangible assets	6,051	6,076	12,127	12,152
Restructuring charge	2,732	2,799	4,162	3,555

	$20,453	$19,253	$38,985	$37,673

     Operating income in the Retail, Manufacturing and Distribution and Services Industries reportable business segments includes direct expenses for software licenses, maintenance services, service revenues, amortization of acquired software technology and product development expenses, as well as allocations for sales and marketing expenses, occupancy costs, depreciation expense and amortization of acquired software technology. The “Other” caption includes general and administrative expenses and other charges that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segment.
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Significant Trends and Developments in Our Business
     Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements concerning, among other things, our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures; research and development programs; sales and marketing initiatives; and competition. Forward-looking statements are generally accompanied by words such as “will” or “expect” and other words with forward-looking connotations. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Risk Factors” elsewhere in this Form 10-Q. You should carefully consider the risks and uncertainties described under this section.
     Outlook and Guidance for Second Half 2009. The following summarizes our guidance for second half 2009 and includes our estimated ranges for software revenues and total revenues:

Guidance for Second Half 2009
	Low End	High End
Software revenues	$43 million	$47 million
Total revenues	$195 million	$202 million
     Historically, the Company has provided annual guidance for software revenues, total revenues and GAAP earnings per share. The reason for doing this has always been that our business does not typically operate on a 90-day sales cycle, and if the period of time covered by a projection is shortened (i.e., quarterly vs. annual), we believe it increases the risk of error, particularly with respect to the estimated timing of software deals. However, in light of the global recession, we believed it was better at the outset of 2009 to give quarterly rather than annual guidance and assume the inherent risk of error, rather than speculate about the economy and how it might change over the course of the year. As a result, we limited our guidance for first and second quarter 2009 to quarterly software revenues and total revenues, using relatively wide ranges in an attempt to mitigate the risks associated with the shortened forecast window.
     Quarter-to-quarter software sales may fluctuate, however, we believe the current trend in software sales is positive. Software sales in our trailing twelve-month period ended June 30, 2009 increased 36% to over $100 million compared to $74 million in the trailing twelve-month period ended June 30, 2008. Included in this result are record software sales in three of the past four quarters, with the only exception being first quarter 2009. We do not know when the global economy will recover. We believe the volatility encountered in first quarter 2009 is diminishing and we have seen an increased level of demand from our customers.
     Based on these factors, we have lengthened our forecast window and have provided guidance for second half 2009. We believe software sales in second half 2009 will increase compared to first half 2009, with the majority of the increase expected to occur in the Americas region. The Americas sales pipeline continues to be strong and includes both large transactions greater than $1.0 million (“large transactions”) and mid-size software sales opportunities ranging from $300,000 to $1.0 million.
     We believe the weak economy may be driving some businesses in our target markets to focus on achieving more process and efficiency improvements in their operations and invest in solutions that improve operating margins, rather than make large infrastructure-type technology purchases. We believe this trend may continue for some time and that this scenario favors our solution offerings, in particular our planning and optimization applications, which are designed to provide a quick return on investment and are squarely targeted at some of the largest profit drivers in a customer’s business. Not only do our solutions enable companies to free up working capital by improving inventory productivity, they can also increase sales by improving customer service levels. Our solutions also enable cost reductions such as reduced labor and transportation costs. While it is true that the economic crisis has stressed the weaker companies in our target market, we believe a much larger percentage will make proactive investments to strengthen their operations, and some will even take advantage of this situation to gain market share.
     Our maintenance services business establishes a stable revenue stream for the Company. Historically, we have been able to maintain an average annualized maintenance retention rate of 94% to 95%. However, as a result of the current economic environment, we have decreased our projected average annualized maintenance retention rate and now believe it will range from 91% to 92% for the full year 2009. These rates assume a constant currency. This outlook is slightly reduced compared to the 93% average annual maintenance retention rate projected for the full year at the end of first quarter 2009. Volatility in the foreign currency exchange rates impacts our maintenance services revenue. For example, unfavorable foreign exchange rate variances reduced second quarter 2009 maintenance services revenues by $3.4 million compared to second quarter 2008 and increased maintenance services revenue by $328,000 compared to first quarter 2009. Excluding any further impacts from currency rate fluctuations, we expect maintenance services revenues in second half 2009 to be flat or slightly higher compared to first half 2009 as we believe maintenance services revenues from new software sales will continue to offset the impact of attrition in our existing customer base.
     We believe our consulting services business has begun to show signs of recovery and that we have started to move in a positive direction with this part of our business. Consulting services is a lagging indicator for the Company and although results from our consulting services business remain down in year-over-year comparisons, the impact of our successful software sales performance in recent quarters has started to drive improvements in consulting services revenues and our service margins. Consulting services revenues increased $2.5 million or 10% sequentially to $27.5 million in second quarter 2009 compared to $25.0 million in first quarter 2009, and service margins increased three percentage points to 18% in second quarter 2009 compared to 15% in first quarter 2009. We seek to gradually increase our services revenues and margins during second half 2009. We also expect the normal decrease in billable hours during the fourth quarter holiday season. We have also realized a sharp improvement in the volume of work and implementation projects executed through our Center of Excellence (“CoE”). In second quarter 2009, approximately 7% of all billable hours were delivered through the CoE compared to 3% in first quarter 2009 and less than 1% in second quarter 2008. We expect to increase the billable hours delivered through the CoE (see “We Will Continue to Focus on Fully Leveraging Our Investment in the Center of Excellence” section below).
     We Have Announced a New Growth and Investment Strategy in China. In second quarter 2009, we plan to significantly increase the number of Chinese nationals available to serve existing and future customers in China over the next two years. The new associates will primarily fill support, consulting and sales roles. As part of this strategy we will also open a new services and support center in Shanghai with solution experts in both retail and supply chain management to offer workshops on global best practices and to address the growing demand from local manufacturers, wholesalers and retailers for best-of-breed integrated supply chain and merchandising solutions. We do not expect this strategy to provide immediate results in 2009; however we do believe it will drive growth in our Asia/Pacific region in 2010.
     We Have Acquired an Equity Interest in Our Leading European Reseller. On July 7, 2009, we purchased 49.1% of the registered share capital of Strategix Enterprise Technology GMBH and Strategix Enterprise Technology sp.z.o.o. (collectively, “Strategix”) for cash. The transaction provides for additional annual purchase price earn-outs in each of 2009, 2010 and 2011 if defined performance milestones are achieved. In addition, the Company has an option to purchase the remaining registered share capital of Strategix beginning on the third anniversary date of the transaction based on defined operating metrics. Strategix has been a distributor of our supply and category management applications in Central and Eastern Europe and Russia since 2004. As part of this transaction, Strategix will now have access to our entire suite of products, and we believe such access will expand our presence with retail, manufacturing and wholesale-distribution customers in these markets. We do not expect this investment to provide immediate results in 2009; however, we do believe this strategy will drive growth in our EMEA region in the medium term, particularly as the Russian economy recovers. We have also acquired the rights to various applications developed by Strategix that are designed to enhance certain of our Space and Category Management solutions, plus a suite of SAP integration tools.
     We Will Continue to Focus on Fully Leveraging Our Investment in the Center of Excellence. The CoE has significantly expanded our overall capacity and provides us with the potential to substantially reduce our operating costs without compromising the quality of our services. We have not yet fully utilized certain of the service capabilities of the CoE. Although we made progress in first half 2009, and in particular during second quarter 2009, we still need to increase the involvement of the facility’s customer implementation resources in our consulting service projects and more fully embrace changes in the way we structure projects and deliver our products to achieve an efficient, cost effective mix of on-shore and off-shore services. Our challenge and focus for the remainder of 2009 is to more fully leverage the service capabilities of the CoE and increase the volume of work and implementation projects cycled through this facility.

     The CoE is designed to complement and enhance our existing on-shore business model, not replace it. Our goal is to achieve all of these benefits without sacrificing our capability to work face-to-face with our customers, most of which are in the Americas and Europe.
     We Will Continue to Actively Look for Strategic Acquisition Opportunities in 2009. We continue to believe that acquisitions are an integral part of our overall growth plan and that the current environment is likely to create acquisition opportunities. We are seeking attractive strategic acquisition opportunities in 2009.
     Share-Based Compensation Expense. We recorded share-based compensation expense of $3.4 million and $2.2 million related to 2005 Incentive Plan awards in first half 2009 and 2008, respectively, and as of June 30, 2009 we have included $6.6 million of deferred compensation in stockholders’ equity. In addition, we recorded $169,000 in share-based compensation expense in first half 2009 related to the purchase of common stock under our Employee Stock Purchase Plan. A summary of total stock-based compensation by expense category for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Cost of maintenance services	$174	$69	$268	$156
Cost of consulting services	260	104	471	255
Product development	191	105	360	239
Sales and marketing	688	188	1,069	503
General and administrative	844	576	1,399	1,071

Total stock-based compensation	$2,157	$1,042	$3,567	$2,224

     Our stockholders approved an amendment to the 2005 Incentive Plan on May 11, 2009, to increase by 2,000,000 shares the maximum number of shares of common stock that may be issued under the 2005 Performance Incentive Plan. With this amendment, the number of authorized shares under the 2005 Performance Incentive Plan increased from 1,847,000 to 3,847,000.
     Cash Incentive Bonus Plan. On January 13, 2009, the Board approved a 2009 cash incentive bonus plan (“Cash Incentive Plan”) for our executive officers. The Cash Incentive Plan provides for $3.3 million in targeted cash bonuses if we are able to achieve a defined adjusted EBITDA performance threshold goal in 2009. Amounts are payable quarterly under the Cash Incentive Plan on the basis of the actual EBITDA achieved by the Company for the applicable quarter of 2009. A partial pro-rata cash bonus will be paid if we achieve a minimum adjusted EBITDA performance threshold. There is no cap on the maximum amount the executives can receive if the Company exceeds the defined annualized operational and software performance goals.
     Treasury Stock Repurchase Program. On March 5, 2009, the Board adopted a program to repurchase up to $30 million of our common stock in the open market or in private transactions at prevailing market prices during the 12-month period ending March 10, 2010. During the six months ended June 30, 2009, we repurchased 265,715 shares of our common stock under this program for $2.9 million at prices ranging from $10.34 to $11.00 per share.
     Appointment of New Executive Vice President and Chief Financial Officer. On July 20, 2009, we announced the appointment of Peter S. Hathaway to the position of Executive Vice President and Chief Financial Officer. Mr. Hathaway replaces Kristen L. Magnuson who ceased serving as our principal financial executive on April 8, 2009 and resigned effective July 5, 2009. In this role, Mr. Hathaway will be responsible for our finance, accounting, investor relations and information technology groups. Mr. Hathaway joins the Company after more than 30 years of financial management experience. He most recently served as the Executive Vice President and Chief Financial Officer at Allied Waste Industries, Inc., the second-largest solid waste management company in the United States.
     The Company has entered into an employment agreement (“Hathaway Employment Agreement”) with Mr. Hathaway that will govern the terms of his employment with the Company. Under the Hathaway Employment Agreement, Mr. Hathaway will receive a base salary and is eligible to participate in our executive Cash Incentive Plan (see Cash Incentive Bonus Plan). In order to induce Mr. Hathaway to accept employment, the Board approved the following equity awards:
(i)	50,000 restricted stock units of the Company (each such unit representing the right to receive upon settlement thereof one share of the Company’s common stock), of which one-third will vest on the first anniversary of Mr. Hathaway’s employment with the remainder vesting ratably thereafter over 24 months;

(ii)	50,000 restricted stock units of the Company (each such unit representing the right to receive upon settlement thereof one share of the Company’s common stock), which will, in general, vest ratably if and when the Company achieves certain pre-defined EBITDA milestones; and
(iii)	a performance share award with respect to the Company’s common stock providing for the issuance of 25,000 shares of common stock (up to a maximum of 31,250 shares of common stock) in settlement thereof upon the achievement of the Company’s 2009 annual EBITDA target, as previously established by the Company’s Board of Directors.
     Appointment of New Executive Vice President, Sales and Marketing. On August 3, 2009, we announced the appointment of Jason B. Zintak to the newly created position of Executive Vice President, Sales and Marketing, effective August 18, 2009. In this role, Mr. Zintak will be responsible for our worldwide sales and marketing operations, our partner and alliances programs, and industry operations, including the Company’s Services Industries business segment. Mr. Zintak joins the Company with more than 17 years of enterprise software sales and sales management experience. He most recently served as Executive Vice President of Sales at HCL AXON, a subsidiary of HCL Technologies of India that specializes in business transformation consulting services, where he was responsible for the large enterprise sales organization. Mr. Zintak has also served in senior-level software sales executive and management roles at Cap Gemini, SAP and Blue Martini Software.
     The Company has entered into an employment agreement (“Zintak Employment Agreement”) with Mr. Zintak that will govern the terms of his employment with the Company. Under the terms the Zintak Employment Agreement, Mr. Zintak will receive a base salary and is eligible to participate in our executive Cash Incentive Plan (see Cash Incentive Bonus Plan). In order to induce Mr. Zintak to accept employment, the Board approved the following equity awards:
(i)	50,000 restricted stock units of the Company (each such unit representing the right to receive upon settlement thereof one share of the Company’s common stock), of which one-third will vest on the first anniversary of Mr. Zintak’s employment with the remainder vesting ratably thereafter over 24 months;

(ii)	50,000 restricted stock units of the Company (each such unit representing the right to receive upon settlement thereof one share of the Company’s common stock), which vest in tranches 45 days following the attainment of certain pre-defined performance milestones that will be determined within 90 days of the effective date of employment; and

(iii)	a performance share award with respect to the Company’s common stock providing for the issuance of 30,000 shares of common stock (up to a maximum of 37,500 shares of common stock) in settlement thereof upon the achievement of the Company’s 2009 annual EBITDA target, as previously established by the Company’s Board of Directors.
     The inducement awards for Mr. Hathaway and Mr. Zintak, which were approved by the Compensation Committee of our Board of Directors, were granted outside of the terms of the 2005 Incentive Plan, as amended, and pursuant to NASDAQ Marketplace Rule 5635(c)(4).
     Separation Agreement with Kristen L. Magnuson. Pursuant to a separation agreement, Ms. Magnuson received a lump sum severance payment of $824,750 in July 2009 and all unvested restricted stock units and performance shares granted to Ms. Magnuson pursuant to the 2005 Incentive Plan became immediately vested on April 14, 2009. We recorded additional share-based compensation expense of approximately $175,000 in second quarter 2009 related to this accelerated vesting, which has been included in the second quarter 2009 restructuring charge. A summary of Ms. Magnuson’s unvested restricted stock units and performance awards outstanding at the time of her resignation is as follows:

		Shares and Awards
Type of Award	Original Grant Date	Vesting on April 14, 2009
Restricted Stock Units	March 13, 2007	6,805
Restricted Stock Units	May 14, 2007	903
Performance Shares	February 7, 2008	9,600
     Dave Alberty, our Group Vice President of Accounting, Finance and Treasury assumed the role of principal financial executive from April 8, 2009 through the appointment of Mr. Hathaway.
     Separation Agreement with Christopher J. Koziol. Effective August 3, 2009, Christopher J. Koziol, our Chief Operating Officer left the Company to pursue other opportunities. The Company expects to enter into a separation agreement that provides Mr. Koziol with, among other things, (i) a lump sum severance payment of $897,646 and (ii) the immediate acceleration of 14,339 unvested equity awards previously granted to Mr. Koziol under the Company’s 2005 Incentive Plan. We expect to record an additional charge of approximately $140,000 in third quarter 2009 related to this accelerated vesting. A summary of Mr. Koziol’s unvested restricted stock units and performance awards outstanding at the time of his resignation is as follows:

		Shares and Awards
Type of Award	Original Grant Date	Vesting on August 3, 2009
Restricted Stock Units	March 13, 2007	5,722
Restricted Stock Units	May 14, 2007	761
Performance Shares	February 7, 2008	7,856

Results of Operations
     The following table sets forth certain selected financial information expressed as a percentage of total revenues and certain gross margin data expressed as a percentage of software license revenue, maintenance services revenue, product revenues or services revenues, as appropriate, for the three and six months ended June 30, 2009 and 2008:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
REVENUES:

Software licenses	28%	17%	23%	19%
Maintenance services	44%	51%	48%	50%

Product revenues	72%	68%	71%	69%

Consulting services	25%	29%	26%	28%
Reimbursed expenses	3%	3%	3%	3%

Service revenues	28%	32%	29%	31%

Total revenues	100%	100%	100%	100%

COST OF REVENUES:

Cost of software licenses	1%	—%	1%	1%
Amortization of acquired software technology	1%	2%	1%	2%
Cost of maintenance services	11%	12%	12%	12%

Cost of product revenues	13%	14%	14%	15%

Cost of consulting services	20%	23%	22%	22%
Reimbursed expenses	3%	3%	3%	3%

Cost of service revenues	23%	26%	24%	25%

Total cost of revenues	36%	41%	38%	40%

GROSS PROFIT	64%	59%	62%	60%

OPERATING EXPENSES:

Product development	13%	14%	14%	14%
Sales and marketing	16%	17%	17%	17%
General and administrative	12%	11%	12%	12%
Amortization of intangibles	6%	7%	7%	6%
Restructuring charges and adjustments to acquisition-related reserves	3%	3%	2%	2%

Total operating expenses	50%	52%	52%	51%

OPERATING INCOME	14%	7%	10%	9%

Interest expense and amortization of loan fees	—%	(3%)	—%	(3%)
Interest income and other, net	—%	1%	—%	1%

INCOME BEFORE INCOME TAX PROVISON	14%	5%	10%	7%

Income tax provision	5%	2%	4%	3%

NET INCOME	9%	3%	6%	4%

Gross margin on software licenses	96%	98%	96%	96%
Gross margin on maintenance services	75%	75%	75%	75%
Gross margin on product revenues	82%	79%	81%	79%
Gross margin on service revenues	18%	19%	16%	20%

     The following table sets forth a comparison of selected financial information, expressed as a percentage change between quarters for the three and six months ended June 30, 2009 and 2008. In addition, the table sets forth cost of revenues and product development expenses expressed as a percentage of the related revenues:

	% Change			% Change
	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2009 to 2008	2008	2009	2009 to 2008	2008
Revenues:

Software licenses	$27,585	77%	$15,546	$42,910	21%	$35,582
Maintenance	44,371	(5%)	46,643	87,368	(6%)	92,455

Product revenues	71,956	16%	62,189	130,278	2%	128,037
Service revenues	27,529	(7%)	29,607	52,540	(9%)	57,634

Total revenues	99,485	8%	91,796	182,818	(2%)	185,671

Cost of Revenues:

Software licenses	1,235	260%	343	1,837	32%	1,396
Amortization of acquired software technology	980	(33%)	1,460	1,988	(33%)	2,961
Maintenance services	10,984	(4%)	11,436	21,533	(5%)	22,632

Product revenues	13,199	(—%)	13,239	25,358	(6%)	26,989
Service revenues	22,581	(5%)	23,876	43,940	(4%)	45,939

Total cost of revenues	35,780	(4%)	37,115	69,298	(5%)	72,928

Gross Profit	63,705	17%	54,681	113,520	1%	112,743

Operating Expenses:

Product development	12,664	(4%)	13,232	25,237	(6%)	26,908
Sales and marketing	16,170	3%	15,730	30,422	(4%)	31,839
General and administrative	11,670	12%	10,378	22,696	3%	21,966

	40,504	3%	39,340	78,355	(3%)	80,713

Amortization of intangibles	6,051	—%	6,076	12,127	—%	12,152
Restructuring charge and adjustments to acquisition-related reserves	2,732	(2%)	2,799	4,162	17%	3,555

Operating Income	$14,418	123%	$6,466	$18,876	16%	$16,323

Cost of Revenues as a % of related revenues:
Software licenses	4%		2%	4%		4%
Maintenance services	25%		25%	25%		25%
Product revenues	18%		21%	19%		21%
Service revenues	82%		81%	84%		80%

Product Development as a % of product revenues	18%		21%	19%		21%

     The following tables set forth selected comparative financial information on revenues in our business segments and geographical regions, expressed as a percentage change between the three and six months ended June 30, 2009 and 2008. In addition, the tables set forth the contribution of each business segment and geographical region to total revenues in the three and six months ended June 30, 2009 and 2008, expressed as a percentage of total revenues:

			Manufacturing &
	Retail		Distribution		Services Industries
	June 30, 2009 vs. 2008		June 30, 2009 vs. 2008		June 30, 2009 vs. 2008
	Quarter	Six Months	Quarter	Six Months	Quarter	Six Months
Software licenses	45%	4%	37%	4%	375%	168%

Maintenance services	(1%)	(2%)	(9%)	(9%)	(2%)	—%

Product revenues	13%	—%	(1%)	(7%)	216%	101%
Service revenues	3%	(2%)	(26%)	(24%)	2%	6%

Total revenues	9%	—%	(8%)	(11%)	120%	61%

Product development	8%	4%	(11%)	(11%)	(40%)	(39%)
Sales and marketing	5%	(6%)	(13%)	(12%)	54%	45%
Operating income	29%	—%	5%	(6%)	1,125%	512%

Contribution to Total Revenues
Retail				Manufacturing & Distribution				Services Industries
Quarter		Six Months		Quarter		Six Months		Quarter		Six Months
2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
53%	52%	53%	52%	36%	42%	38%	42%	11%	6%	9%	6%

	The Americas		EMEA		Asia/Pacific
	June 30, 2009 vs. 2008		June 30, 2009 vs. 2008		June 30, 2009 vs. 2008
	Quarter	Six Months	Quarter	Six Months	Quarter	Six Months
Software licenses	61%	15%	4%	(14%)	355%	138%
Maintenance services	(1%)	(1%)	(14%)	(15%)	(7%)	(8%)

Product revenues	13%	3%	(9%)	(15%)	113%	44%
Service revenues	3%	3%	(21%)	(31%)	(45%)	(42%)

Total revenues	10%	3%	(12%)	(19%)	52%	12%

Contribution to Total Revenues
The Americas				EMEA				Asia/Pacific
Quarter		Six Months		Quarter		Six Months		Quarter		Six Months
2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
66%	65%	69%	66%	20%	25%	20%	24%	14%	10%	11%	10%
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Software License Revenues
     Software license sales increased 77% to $27.6 million in second quarter 2009 compared to $15.5 million in second quarter 2008. This increase includes increases in software license sales of 61%, 4% and 355% in the Americas, EMEA and Asia/Pacific regions, respectively. The second quarter 2009 software license sales result is the second highest quarterly software total in the history of the Company. We continue to achieve solid performance in a very difficult market and we believe our value proposition, business model and financial health are all in excellent condition. We believe our competitive position remains strong, and we have maintained consistently high competitive win rates in our markets. We continue to have significant back-selling opportunities as 64% and 72% of our software license sales in second quarter 2009 and 2008, respectively, came from our install base customers. We believe the Company is successfully marketing the high return on investment of our solutions to larger customers and our average selling prices (“ASP”) continue to increase. Our overall trailing twelve month ASP increased 106% to $819,000 per deal in the 12-month period ended June 30, 2009, compared to $397,000 in the 12-month period ended June 30, 2008. In addition, ASPs increased across nearly all of our product lines between the comparable periods. We closed five large transactions in second quarter 2009 compared to three in second quarter 2008.
     We believe our target market recognizes JDA as a specialized, domain-focused company with the financial strength, breadth and depth of product line, services expertise and ability to invest in new innovation. We also believe this positions the Company as a long-term leader in the supply chain market, and that we can successfully compete against large horizontal enterprise application companies in head-to-head sales opportunities, particularly those involving our planning and optimization solutions.
     Software License Results by Region. The following tables summarize software license revenues by region for second quarter 2009 and 2008:

	Three Months Ended June 30,
Region	2009	2008	$ Change	% Change
Americas	$14,357	$8,941	$5,416	61%
EMEA	5,012	4,798	214	4%
Asia/Pacific	8,216	1,807	6,409	355%

Total	$27,585	$15,546	$12,039	77%

     The increase in software sales performance in the Americas region in second quarter 2009 compared to second quarter 2008 is due primarily to an increase in the size and number of large transactions. There were three large transactions in the Americas region in second quarter 2009 compared to one in second quarter 2008. The Americas region, and in particular North America, has performed consistently and grown its business in a difficult economic environment over the past four quarters. The Americas region has a solid pipeline of sales opportunities entering second half 2009 that includes both mid-size software deals and large transactions. The Americas region is our largest region and, as a result, we believe the software sales performance in this region will continue to be a key driver of our overall success.
     The EMEA region delivered a slight increase in software sales performance in second quarter 2009 compared to second quarter 2008. There was one large transaction in the EMEA region in second quarter 2009 compared to two in second quarter 2008. We believe the EMEA region has suffered from sales execution issues over the past 18 months. We hired a new Regional Vice President for EMEA in March 2009, and second quarter 2009 represents the first full quarter under the new leadership. We continue to address other fundamental changes to the organizational structure to improve the performance and business development activities in the region. While there are still challenges, we believe there are opportunities for the sales pipeline to expand as we enter second half 2009, and with the changes that we have made, we are optimistic we can grow software sales in the EMEA region over the medium term.
     The Asia/Pacific region achieved a record software sales quarter in second quarter 2009, due primarily to one large transaction. There were no large transactions in the Asia/Pacific region in second quarter 2008. We reorganized sales management in the Asia/Pacific region during 2008 and have a substantially new sales team in place for 2009. We believe these changes can improve the sales execution and performance in the region as the year progresses. However, we expect the underlying trend in software sales in this region will remain relatively soft for an extended period of time due to the widespread economic challenges in many of the major markets in the region.
Software License Results by Reportable Business Segment.
     Retail. Software license revenues in this reportable business segment increased 45% in second quarter 2009 compared to second quarter 2008, due primarily to an increase in the size and number of large transactions. There were three large transactions in this reportable business segment in second quarter 2009 compared to two in second quarter 2008.
     Manufacturing & Distribution. Software license revenues in this reportable business segment increased 37% in second quarter 2009 compared to second quarter 2008, due primarily to one large transaction. There were no large transactions in this reportable business segment in second quarter 2008.

     Services Industries. Software license revenues in this reportable business segment increased 375% in second quarter 2009 compared to second quarter 2008, due primarily to one large transaction. There was one large transaction in this reportable business segment in both second quarter 2009 and 2008.
Maintenance Services
     Maintenance services revenues decreased $2.3 million, or 5%, to $44.4 million in second quarter 2009 compared to $46.6 million in second quarter 2008, and represented 45% and 51% of total revenues, respectively, in these periods. Unfavorable foreign exchange rate variances reduced second quarter 2009 maintenance services revenues by $3.4 million compared to second quarter 2008 due primarily to the strengthening of the US Dollar against European currencies. Excluding the impact of the unfavorable foreign exchange rate variance, maintenance services revenues increased $1.1 million in second quarter 2009 compared to second quarter 2008 due primarily to maintenance revenues from new software sales, rate increases on annual renewals and reinstatements of previously suspended and cancelled maintenance agreements, offset in part by decreases in recurring maintenance revenues due to attrition.
Service Revenues
     Service revenues, which include consulting services, hosting services and training revenues, net revenues from our hardware reseller business and reimbursed expenses, decreased $2.1 million, or 7%, to $27.5 million in second quarter 2009 compared to $29.6 million in second quarter 2008. The decrease is due primarily to a decrease in realized average hourly billing rates and a decrease of approximately $960,000 in non-consulting services (training and hosting services, hardware sales and reimbursed expenses). Our global utilization rate was 57% in second quarter 2009 compared to 54% in second quarter 2008, and our realized average hourly billing rates were $178 and $195 per hour, respectively, in these periods. The decrease in realized average hourly billing rates reflects the increased utilization of service resources at the CoE. Since billing rates for CoE associates are lower than the rates typically charged for on-shore service resources, as the number of hours of work performed at the CoE increases, it will have the effect of reducing our overall realized average hourly billing rates.
     Fixed bid consulting services work represented 9% of total consulting services revenue in second quarter 2009 compared to 15% in second quarter 2008.
Cost of Product Revenues
     Cost of Software Licenses. Cost of software licenses increased $892,000 in second quarter 2009 compared to second quarter 2008. The increase is due primarily to an increase in certain third-party applications that we resell and royalties on embedded third-party software applications. A large portion of our software revenue growth is coming from products that have embedded third-party applications and/or require payment of higher royalty fee obligations, particularly the infrastructure and other products we acquired from Manugistics.
     Amortization of Acquired Software Technology. Amortization of acquired software technology decreased $480,000 in second quarter 2009 compared to second quarter 2008. The decrease is due primarily to a decrease in amortization on certain software technology acquired from E3 Corporation in 2001 that has now been fully amortized.
     Cost of Maintenance Services. Cost of maintenance services decreased $452,000 in second quarter 2009 compared to second quarter 2008. The decrease is due primarily to a decrease in salaries and related benefits, offset in part by a $261,000 increase in incentive compensation (bonuses and share-based compensation) due to the Company’s improved operating performance. Although the average customer support headcount increased nearly 5% in second quarter 2009 compared to second quarter 2008, salaries and related benefits decreased approximately $717,000 as new and replacement positions were filled with lower cost resources at the CoE. As of June 30, 2009, we had 304 employees in customer support functions compared to 301 at March 31, 2009 and 292 at June 30, 2008. The headcount totals include 52 FTE, 47 FTE and 29 FTE in customer support functions at the CoE, respectively.
Cost of Service Revenues
     Cost of service revenues decreased $1.3 million in second quarter 2009 compared to second quarter 2008. The decrease is due primarily to cost savings associated with the movement of service functions to the CoE, a $517,000 decrease in reimbursed expenses, and a $354,000 decrease in travel costs, offset in part by an increase of nearly $960,000 in incentive compensation due to the Company’s improved operating performance. Although the average services headcount decreased 1% in second quarter 2009 compared to second quarter 2008, salaries and related benefits decreased approximately $1.0 million as new and replacement positions were filled with lower cost resources at the CoE. As of June 30, 2009 we had 443 employees in service functions compared to 439 at March 31, 2009 and 450 at June 30, 2008. The headcount totals in each period include 50 FTE, 50 FTE and 39 FTE in service functions at the CoE, respectively.
Gross Profit
     Gross profit dollars increased $9.0 million to $63.7 million in second quarter 2009 compared to $54.7 million in second quarter 2008. The increase in gross profit dollars is due primarily to the increase in software license sales, which resulted in a $7.7 million increase in total revenues, and a $1.3 million decrease in cost of service revenues. The gross margin percentage increased to 64% in second quarter 2009 compared to 60% in second quarter 2008 due primarily to the increase in software license revenues, which have a higher gross margin than maintenance and service revenues.
     Maintenance services gross profit dollars decreased $1.8 million to $33.4 million in second quarter 2009 compared to $35.2 million in second quarter 2008, and represented 75% of maintenance services revenues in each period. The decrease in maintenance services gross profit dollars is due primarily to the $2.3 million decrease in maintenance services revenues, offset in part by the $452,000 decrease in cost of maintenance services. We expect maintenance services margins to range from 74% to 76% for the remainder of 2009.
     Service gross profit dollars decreased $783,000 to $4.9 million in second quarter 2009 compared to $5.7 million in second quarter 2008, and represented 18% and 19% of service revenues in these periods, respectively. The decrease in service gross profit dollars is due primarily to the $2.1 million decrease in service revenues, offset in part by the $1.3 million decrease in cost of service revenues. Although the average services headcount decreased 1% in second quarter 2009 compared to second quarter 2008, salaries and related benefits decreased approximately $1.0 million as new and replacement positions were filled with lower cost resources at the CoE. We currently anticipate that our service margins will gradually increase throughout the remainder of 2009.
Operating Expenses
     Operating expenses, excluding amortization of intangibles and restructuring charges, increased $1.2 million or 3% to $40.5 million in second quarter 2009 compared to $39.3 million in second quarter 2008. The increase is due primarily to a $2.9 million increase in incentive compensation (commissions, bonuses and share-based compensation) due to the Company’s improved operating performance and a $300,000 increase in the provision for doubtful accounts, offset in part by a decrease in salaries and related benefits due to new and replacement positions being filled with lower cost resources at the CoE and a $709,000 decrease in travel expenses. We will continue to aggressively manage operating expenses and look for ways to lower our cost structure throughout the remainder of 2009.
     Product Development. Product development expense decreased $568,000 or 4% to $12.7 million in second quarter 2009 compared to $13.2 million in second quarter 2008. The decrease is due primarily to a $497,000 decrease in salaries and related benefits and a decrease in cost transfers from other functional groups for personnel used to support product development activities, offset in part by a $396,000 increase in incentive compensation due to the Company’s improved operating performance. Although the average product development headcount increased over 16% in second quarter 2009 compared to second quarter 2008, salaries and related benefits decreased approximately 6% as new and replacement positions were filled with lower cost resources at the CoE. As of June 30, 2009 we had 575 people in product development functions compared to 566 at March 31, 2009 and 503 at June 30, 2008. The headcount totals include 377 FTE, 355 FTE and 287 FTE in product development functions at the CoE, respectively.
     Sales and Marketing. Sales and marketing expense increased $440,000 or 3% to $16.2 million in second quarter 2009 compared to $15.7 million in second quarter 2008. The increase is due primarily to a $1.8 million increase in incentive compensation due to the Company’s improved operating performance, offset in part by a $615,000 decrease in travel expenses and a $487,000 decrease in costs associated with marketing-related activities. As of June 30, 2009 we had 225 people in sales and marketing functions compared to 217 at March 31, 2009 and 214 at June 30, 2008, including quota carrying sales associates of 72, 68 and 62, respectively.
     General and Administrative. General and administrative expense increased $1.3 million or 12% to $11.7 million in second quarter 2009 compared to $10.4 million in second quarter 2008. The increase is due primarily due to a $654,000 increase in incentive compensation due to the Company’s improved operating performance, a $300,000 increase in the provision for doubtful accounts and an increase in outside contractor costs. No provision for doubtful accounts was recorded in second quarter 2008. In addition, although the average general and administrative headcount increased approximately 2% in second quarter 2009 compared to second quarter 2008, salaries and related benefits decreased approximately 5% as certain new and replacement internal information technology positions were filled with lower cost resources at the CoE. As of June 30, 2009 we had 247 people in general and administrative functions compared to 237 at March 31, 2009 and 252 at June 30, 2008. The headcount totals include 51 FTE, 38 FTE and 32 FTE in general and administrative functions at the CoE, respectively.
     Restructuring Charges and Adjustments to Acquisition-Related Reserves. We recorded a restructuring charge of $2.3 million in second quarter 2009. This charge is primarily associated with the transition of additional on-shore activities to the CoE and includes termination benefits related to a workforce reduction of 27 FTE in product development, service, support, information technology and other administrative positions, primarily in the Americas region. In addition, the charge includes $1.0 million in severance and other termination benefits pursuant to a separation agreement with our former Executive Vice President and Chief Financial Officer. We also recorded adjustments of $144,000 in second quarter 2009 to reduce estimated restructuring reserves established in prior years and an adjustment of $539,000 primarily to increase certain Manugistics acquisition reserves based on our revised estimate of sublease rentals and market adjustments on an unfavorable office facility in the United Kingdom.
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
Operating Income
     Operating income increased $8.0 million to $14.4 million in second quarter 2009 compared to $6.5 million in second quarter 2008. The increase is due primarily to the $7.7 million increase in revenues and a $1.3 million decrease in total cost of revenues, offset in part by a $1.1 million increase in total operating expenses.
     Operating income in our Retail reportable business segment increased $3.2 million to $14.5 million in second quarter 2009 compared to $11.3 million in second quarter 2008. The increase is due primarily to a $4.0 million increase in product revenues and a $561,000 increase in services revenues, offset in part by a $1.0 million increase in operating costs for product development and sales and marketing activities.
     Operating income in our Manufacturing and Distribution reportable business segment increased $649,000 to $14.6 million in second quarter 2009 compared to $14.0 million in second quarter 2008. The increase is due primarily to decreases in total cost of revenues and operating costs of $2.5 million and $1.2 million, respectively, offset in part by decreases in product and services revenues of $349,000 and $2.7 million, respectively.
     Operating income in our Services Industries reportable business segment increased $5.3 million to $5.7 million in second quarter 2009 compared to $469,000 in second quarter 2008. The increase is due primarily to a $6.1 million increase in product revenues, offset in part by an $858,000 increase in total cost of revenues.
     The combined operating income reported in the reportable business segments excludes $20.5 million and $19.3 million of general and administrative expenses and other charges in second quarter 2009 and 2008, respectively, that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segments.
Other Income (Expense)
     Interest Expense and Amortization of Loan Fees. The decrease in interest expense and amortization of loan fees in second quarter 2009 compared to second quarter 2008 is due primarily to the repayment in full of outstanding borrowings on our long-term debt in 2008. During 2008 we repaid the remaining $99.6 million balance of our long-term debt, including $80.5 million on October 1, 2008.
     Interest Income and Other, Net. The decrease in interest income and other, net in second quarter 2009 compared to second quarter 2008 is due primarily to a $387,000 decrease in interest on invested funds and a decrease in investment gains.

Income Tax Provision
     We calculate our tax provision on an interim basis using the year-to-date effective tax rate and record discrete tax adjustments in the reporting period in which they occur. Because the Company is subject to income taxes in numerous jurisdictions and the timing of software and consulting income by jurisdiction can vary significantly, we are unable to reliably estimate an overall annual effective tax rate. A summary of the income tax provision recorded in second quarter 2009 and 2008 is as follows:

	Three Months Ended
	June 30,
	2009	2008
Income before income tax provision	$14,155	$4,779

Income tax provision at federal statutory rate	$4,954	$1,673
State income taxes	427	113
Research and development credit	(192)	—
Foreign tax rate differential	(140)	(210)
Interest and penalties on uncertain tax positions	118	107
Other, net	53	23

Income tax provision	$5,220	$1,706

Effective tax rate	37%	36%
     The income tax provision recorded in the three months ended June 30, 2009 and 2008 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during second quarter 2009 and 2008 of $413,000 and $1.3 million, respectively. These excess tax benefits will reduce our income tax liabilities in future periods and result in an increase to additional paid-in capital as we are able to utilize them.
     The effective tax rate in second quarter 2009 is higher than the United States federal statutory rate of 35% due primarily to the mix of income by state jurisdiction, offset in part by utilization of research and development credits (“R&D credits”). The effective tax rate in second quarter 2008 is higher than the United States federal statutory rate of 35% due primarily to the mix of revenue by jurisdiction being weighted more toward the United States, which has a higher effective tax rate, and the inability to utilize R&D credits as Congress had not yet approved an extension of the R&D credits for 2008.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Software Revenues
     Software License Results by Region. The following tables summarize software license revenues by region for first half 2009 and 2008:

	Six Months Ended June 30,
Region	2009	2008	$Change	% Change
Americas	$25,462	$22,182	$3,280	15%
EMEA	8,182	9,509	(1,327)	(14%)
Asia/Pacific	9,266	3,891	5,375	138%

Total	$42,910	$35,582	$7,328	21%

     The increase in software license revenues in the Americas region in first half 2009 compared to first half 2008 is due primarily to an increase in the number of large transactions and mid-size software sales, particularly in North America. There were five large transactions in the Americas region in first half 2009 compared to four in first half 2008.
     The decrease in software license revenues in the EMEA region in first half 2009 compared to first half 2008 is due primarily to issues in sales execution, which we have begun to address during first half 2009 with the appointment of a new Regional Vice President. There were two large transactions in the EMEA region in first half 2009 compared to three in first half 2008. One of the large transactions in first half 2009 is being recognized on a percentage of completion basis and to date we have recognized approximately 43% of the software license fee.
     The increase in software license revenues in the Asia/Pacific region in first half 2009 compared to first half 2008 is due primarily to one large transaction. There was one large transaction in the Asia/Pacific region in both first half 2009 and 2008.

Software License Results by Reportable Business Segment.
     Retail. Software license revenues in this reportable business segment increased 4% in first half 2009 compared to first half 2008, due primarily to an increase in the average sales price of large transactions. In total there were five large transactions in this reportable business segment in first half 2009 compared to six in first half 2008.
     Manufacturing & Distribution. Software license revenues in this reportable business segment increased 4% in first half 2009 compared to first half 2008, due primarily to one large transaction, offset in part by a decrease in follow-on sales to existing customers for new product or to expand the scope of an existing license. There was one large transaction in this reportable business segment in both first half 2009 and 2008.
     Services Industries. Software license revenues in this reportable business segment increased 168% in first half 2009 compared to first half 2008, due primarily to one large transaction. There were two large transactions in this reportable business segment in both first half 2009 and 2008. One of the large transactions in first half 2009 is being recognized on a percentage of completion basis and to date we have recognized approximately 43% of the software license fee.
Maintenance Services
     Maintenance services revenues decreased $5.1 million, or 6%, to $87.4 million in first half 2009 compared to $92.5 million in first half 2008, and represented 48% and 50% of total revenues, respectively, in these periods. Unfavorable foreign exchange rate variances reduced first half 2009 maintenance services revenues by $6.4 million compared to first half 2008 due primarily to the strengthening of the US Dollar against European currencies. Excluding the impact of the unfavorable foreign exchange rate variance, maintenance services revenues increased $1.3 million in first half 2009 compared to first half 2008 due primarily to maintenance revenues from new software sales, rate increases on annual renewals and reinstatements of previously suspended and cancelled maintenance agreements, offset in part by decreases in recurring maintenance revenues due to attrition.
Service Revenues
     Service revenues, which include consulting services, hosting services and training revenues, net revenues from our hardware reseller business and reimbursed expenses, decreased $5.1 million, or 9%, to $52.5 million in first half 2009 compared to $57.6 million in first half 2008. The decrease is due primarily to a decrease in consulting services and lower realized average hourly billing rates in the EMEA and Asia/Pacific regions, and a decrease of approximately $1.1 million in non-consulting services (training and hosting services, hardware sales and reimbursed expenses).
     Fixed bid consulting services work represented 9% of total consulting services revenue in first half 2009 compared to 16% in first half 2008.
Cost of Product Revenues
     Cost of Software Licenses. Cost of software licenses increased $441,000 in first half 2009 compared to first half 2008. The increase is due primarily to an increase in certain third-party applications that we resell and royalties on embedded third-party software applications. A large portion of our software revenue growth is coming from products that have embedded third-party applications and/or require payment of higher royalty fee obligations, particularly the infrastructure and other products we acquired from Manugistics.
     Amortization of Acquired Software Technology. Amortization of acquired software technology decreased $973,000 in first half 2009 compared to first half 2008. The decrease is due primarily to a decrease in amortization on certain software technology acquired from E3 Corporation in 2001 that has now been fully amortized.
     Cost of Maintenance Services. Cost of maintenance services decreased $1.1 million in first half 2009 compared to first half 2008. The decrease is due primarily to a decrease in salaries and related benefits and a $285,000 decrease in royalties paid to third parties who provide first level support to certain of our customers, offset in part by a $307,000 decrease in cost transfers for customer support personnel used to support the activities in other functional groups. Although the average customer support headcount increased nearly 7% in first half 2009 compared to first half 2008, salaries and related benefits decreased approximately $966,000 as new and replacement positions were filled with lower cost resources at the CoE.

Cost of Service Revenues
     Cost of service revenues decreased $2.0 million in first half 2009 compared to first half 2008. The decrease is due primarily to cost savings associated with the movement of service functions to the CoE, a $742,000 decrease in reimbursed expenses and a $432,000 decrease in travel costs, offset in part by a $782,000 increase in outside contractor costs and an increase of nearly $520,000 in incentive compensation due to the Company’s improved operating performance. Although the average services headcount increased less than 1% in first half 2009 compared to first half 2008, salaries and related benefits decreased approximately $1.7 million as new and replacement positions were filled with lower cost resources at the CoE.
Gross Profit
     Gross profit dollars increased $777,000 to $113.5 million in first half 2009 compared to $112.7 million in first half 2008. The increase in gross profit dollars is due primarily to the $7.3 million increase in software sales and a $3.6 million decrease in total cost of revenues, offset in part by a $5.1 million decrease in maintenance revenues and a $5.1 million decrease in service revenues. The gross margin percentage increased to 62% in first half 2009 compared to 61% in first half 2008 due to the increase in software license revenues which have a higher gross margin than maintenance and service revenues.
     Maintenance services gross profit dollars decreased $4.0 million to $65.8 million in first half 2009 compared to $69.8 million in first half 2008, and represented 75% and 76% of maintenance services revenues, respectively. The decrease in maintenance services gross profit dollars is due primarily to the $5.1 million decrease in maintenance services revenues, offset in part by the $1.1 million decrease in cost of maintenance services.
     Service gross profit dollars decreased $3.1 million to $8.6 million in first half 2009 compared to $11.7 million in first half 2008, and represented 16% and 20% of service revenues in these periods, respectively. The decrease in service gross profit dollars is due primarily to the $5.1 million decrease in service revenues, offset in part by the $2.0 million decrease in cost of service revenues.
Operating Expenses
     Operating expenses, excluding amortization of intangibles and restructuring charges, decreased $2.4 million, or 3%, to $78.4 million in first half 2009 compared to $80.7 million in first half 2008. The decrease is due primarily to a decrease in salaries and related benefits due to new and replacement positions being filled with lower cost resources at the CoE, an $815,000 decrease in travel expenses, a $555,000 decrease in costs associated with marketing-related activities, a decrease in cost transfers from other functional groups for personnel used to support product development activities and a $438,000 decrease in outside services (including legal and accounting fees), offset in part by a $1.5 million increase in incentive compensation (commissions, bonuses and share-based compensation) due to the Company’s improved operating performance and a $300,000 increase in the provision for doubtful accounts.
     Product Development. Product development expense decreased $1.7 million, or 6%, to $25.2 million in first half 2009 compared to $26.9 million in first half 2008. The decrease is due primarily to a $656,000 decrease in salaries and related benefits, a decrease in cost transfers from other functional groups for personnel used to support product development activities and a $259,000 decrease in outside contractor costs. In addition, although the average product development headcount increased 16% in first half 2009 compared to first half 2008, salaries and related benefits decreased approximately 4% as new and replacement positions were filled with lower cost resources at the CoE.
     Sales and Marketing. Sales and marketing expense decreased $1.4 million, or 4%, to $30.4 million in first half 2009 compared to $31.8 million in first half 2008. The decrease is due primarily to a $783,000 decrease in salaries and benefits, a $695,000 decrease in travel expenses and a $555,000 decrease in costs associated with marketing-related activities, offset in part by a $933,000 increase in incentive compensation due to the Company’s improved operating performance. The average sales and marketing headcount was flat in first half 2009 compared to first half 2008.
     General and Administrative. General and administrative expense increased $730,000, or 3%, to $22.7 million in first half 2009 compared to $22.0 million in first half 2008. The increase is due primarily to a $538,000 increase in incentive compensation due to the Company’s improved operating performance, an increase in salaries and benefits related to a 5% increase in average general and administrative headcount and a $300,000 increase in the provision for doubtful accounts, offset in part by a $390,000 decrease in outside services (including legal and accounting). No provision for doubtful accounts was recorded in first half 2008.

     Restructuring Charges and Adjustments to Acquisition-Related Reserves. We recorded restructuring charges of $3.8 million in first half 2009, including $1.5 million in first quarter 2009 and $2.3 million in second quarter 2009. These charges are primarily associated with the transition of additional on-shore activities to the CoE. The charges include termination benefits related to a workforce reduction of 69 FTE in product development, service, support, information technology and other administrative positions, primarily in the Americas region. In addition, the charge includes $1.0 million in severance and other termination benefits pursuant to a separation agreement with our former Executive Vice President and Chief Financial Officer. We also recorded adjustments of $229,000 in first half 2009 to reduce estimated restructuring reserves established in prior years and an adjustment of $539,000 primarily to increase certain Manugistics acquisition reserves based on our revised estimate of sublease rentals and market adjustments on an unfavorable office facility in the United Kingdom.
     We recorded restructuring charges of $4.1 million in first half 2008, including $794,000 in first quarter 2008 and $3.3 million in second quarter 2008. These charges are primarily associated with our transition of certain on-shore activities to the CoE. The first quarter 2008 restructuring charge includes $722,000 for termination benefits, primarily related to a workforce reduction of 13 consulting and sales-related positions in the United States and the EMEA region, and $72,000 for office closure and integration costs of redundant office facilities. The second quarter 2008 restructuring charge includes $3.3 million for termination benefits related to a workforce reduction of 34 FTE primarily in product development, consulting and sales-related positions across all of our geographic regions. We reduced the Manugistics acquisition reserves by $568,000 in first half 2008 due primarily to our revised estimate of the reserves for employee severance and termination benefits.
Operating Income
     Operating income increased $2.6 million to $18.9 million in first half 2009 compared to $16.3 million in first half 2008. The increase is due primarily to the $7.3 million increase in software license sales and decreases of $3.6 million and $1.8 million in total cost of revenues and total operating expenses, respectively, offset in part by decreases of $5.1 million in both maintenance and service revenues.
     Operating income in our Retail reportable business segment was flat at $24.3 million in first half 2009 compared to $24.2 million in first half 2008 as a 2% decrease in operating costs for product development and sales and marketing activities, was substantially offset by a $518,000 decrease in service revenues.
     Operating income in our Manufacturing and Distribution reportable business segment decreased $1.7 million to $26.9 million in first half 2009 compared to $28.7 million in first half 2008. The decrease is due primarily to decreases in product revenues and services revenues of $3.9 million and $4.8 million, respectively, offset in part by a $4.5 million decrease in total cost of revenues and a 12% decrease in operating costs for product development and sales and marketing activities.
     Operating income in our Services Industries reportable business segment increased $5.5 million to $6.6 million in first half 2009 compared to $1.1 million in first half 2008. The increase is due primarily to a $6.0 million increase in product revenues, offset in part by a $700,000 increase in total cost of revenues.
     The combined operating income reported in the reportable business segments excludes $39.0 million and $37.7 million of general and administrative expenses and other charges in first half 2009 and 2008, respectively, that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segments.
Other Income (Expense)
     Interest Expense and Amortization of Loan Fees. The decrease in interest expense and amortization of loan fees in first half 2009 compared to first half 2008 is due primarily to the repayment in full of outstanding borrowings on our long-term debt in 2008. During 2008 we repaid the remaining $99.6 million balance of our long-term debt, including $80.5 million on October 1, 2008.
     Interest Income and Other, Net. The decrease in interest income and other, net in first half 2009 compared to first half 2008 is due primarily to changes in foreign currency gains and losses, a $938,000 decrease in interest on invested funds as we utilized excess cash balances being held in interest bearing accounts during 2008 to repay the remaining balance of our long-term debt, and a $233,000 decrease in investment gains. We recorded a net foreign currency exchange loss of $216,000 in first half 2009 compared to a net foreign currency exchange gain of $686,000 in first half 2008.

Income Tax Provision
     We calculate our tax provision on an interim basis using the year-to-date effective tax rate and record discrete tax adjustments in the reporting period in which they occur. Because the Company is subject to income taxes in numerous jurisdictions and the timing of software and consulting income by jurisdiction can vary significantly, we are unable to reliably estimate an overall annual effective tax rate. A summary of the income tax provision recorded in first half 2009 and 2008 is as follows:

	Six Months Ended
	June 30,
	2009	2008
Income before income tax provision	$18,131	$13,439

Income tax provision at federal statutory rate	$6,346	$4,704
State income taxes	525	364
Research and development credit	(389)	—
Foreign tax rate differential	(304)	(349)
Interest and penalties on uncertain tax positions	236	215
Other, net	138	76

Income tax provision	$6,552	$5,010

Effective tax rate	36%	37%
     The income tax provision recorded in first half 2009 and 2008 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during first half 2009 and 2008 of $644,000 and $1.3 million, respectively. These excess tax benefits will reduce our income tax liabilities in future periods and result in an increase to additional paid-in capital as we are able to utilize them.
     The effective tax rate in first half 2009 is higher than the United States federal statutory rate of 35% due primarily to the mix of income by state jurisdiction, offset in part by utilization of R&D credits. The effective tax rate in first half 2008 is higher than the United States federal statutory rate of 35% due primarily to the inability to utilize R&D credits as Congress had not yet approved an extension of the R&D credits for 2008.
Liquidity and Capital Resources
     We had working capital of $71.9 million at June 30, 2009 compared to $32.1 million at December 31, 2008. The working capital balance at June 30, 2009 and December 31, 2008 includes $92.7 million and $32.7 million, respectively, in cash and cash equivalents. We generated $60.5 million in cash flow from operating activities in first half 2009 compared to $51.9 million in first half 2008. We received over $225 million in cash collections in first half 2009 and have no outstanding debt.
     Net accounts receivable were $62.7 million, or 57 days sales outstanding (“DSO”), at June 30, 2009, an historical low for the Company, compared to $79.4 million, or 67 DSO, at December 31, 2008. Our quarterly DSO results historically increase during the first quarter of each year due to the heavy annual maintenance renewal billings that occur during this time frame and then typically decrease slowly over the remainder of the year. DSO results can fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenues that comes from software license sales, which typically have installment payment terms, seasonality, shifts in customer buying patterns, the timing of customer payments and annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.
     Operating activities provided cash of $60.5 million in first half 2009 compared to $51.9 million in first half 2008. The principle sources of our cash flow from operations are typically net income adjusted for depreciation and amortization, collections on accounts receivable, and increases in deferred maintenance revenue. The increase in cash flow from operations in first half 2009 compared to first half 2008 is due primarily to an $11.8 million larger net decrease in accounts receivable resulting from increased levels of collections from the higher volume of software sales in 2008, a $7.5 million larger increase in accounts payable, a $3.4 million larger increase in deferred revenue and a $3.2 million increase in net income, offset in part by a $9.4 million larger decrease in accrued expenses due to the payment of the higher commissions and bonuses resulting from the Company’s improved operating performance in 2008 and a $6.6 million increase in prepaid expenses and other current assets that includes a $3.2 million forward contract receivable.
     Investing activities utilized cash of $2.8 million in first half 2009 and $7.0 million in first half 2008. The decrease in cash utilized in investing activities in first half 2009 compared to first half 2008 is due primarily to a $3.1 million decrease in capital expenditures. Cash utilized in investing activities also includes the payment of direct costs related to acquisitions of $1.5 million in first half 2009 and $2.5 million in first half 2008.
     Financing activities provided cash of $743,000 in first half 2009 and utilized cash of $16.2 million in first half 2008. Cash provided from financing activities in first half 2009 includes $4.6 million in proceeds from the issuance of stock ($3.5 million from the exercise of stock options and $1.1 million from the purchase of common stock under our Employee Stock Purchase Plan), offset in part by $3.9 million of treasury stock repurchases ($2.9 million for shares of common stock repurchased under our approved stock repurchase program and $988,000 for the repurchase of shares tendered by employees for payment of applicable statutory withholding taxes on the issuance of stock). Cash utilized in financing activities in first half 2008 includes the repayment of $18.6 million of long-term debt and $1.7 million for the repurchase of shares tendered by employees for payment of applicable statutory withholding taxes on the issuance of stock, offset in part by $5.7 million in proceeds from the exercise of stock options.
     Changes in the currency exchange rates of our foreign operations had the effect of increasing cash by $1.6 million in first half 2009 and by $534,000 in first half 2008. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the short-term foreign currency exchange exposure associated with foreign currency denominated assets and liabilities which exist as part of our ongoing business operations. We do not hedge the potential impact of foreign currency exposure on our ongoing revenues and expenses from foreign operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign currency denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days and are not designated as hedging instruments. Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.
     Treasury Stock Repurchases. On March 5, 2009, the Board adopted a program to repurchase up to $30 million of our common stock in the open market or in private transactions at prevailing market prices during the 12-month period ending March 10, 2010. During first half 2009, we repurchased 265,715 shares of our common stock under this program for $2.9 million at prices ranging from $10.34 to $11.00 per share.
     During first half 2009 and 2008, we also repurchased 79,259 and 93,894 shares, respectively, tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted shares under the 2005 Incentive Plan. These shares were repurchased for $988,000 at prices ranging from $9.75 to $15.87 in first half 2009 and for $1.7 million at prices ranging from $17.50 to $20.40 per share in first half 2008.
     Contractual Obligations. We currently lease office space in the Americas for 11 regional sales and support offices across the United States, Canada and Latin America, and for 12 other international sales and support offices located in major cities throughout Europe, Asia, Australia, Japan and our CoE in Hyderabad, India. The leases are primarily non-cancelable operating leases with initial terms ranging from one to 20 years that expire at various dates through the year 2018. None of the leases contain contingent rental payments; however, certain of the leases contain scheduled rent increases and renewal options. We expect that in the normal course of business most of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. In addition, we lease various computers, telephone systems, automobiles, and office equipment under non-cancelable operating leases with initial terms ranging from 12 to 48 months. Certain of the equipment leases contain renewal options and we expect that in the normal course of business some or all of these leases will be renewed or replaced by other leases.
     There have been no material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2008. Information regarding our contractual obligations and commercial commitments is provided in our Annual Report on Form 10-K for the year ended December 31, 2008.
     We believe our existing cash balances and net cash provided from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months. A major component of our positive cash flow is the collection of accounts receivable and the generation of cash earnings. In addition, there is a $50 million revolving credit facility and up to $75 million of incremental term or revolving credit facilities available to the Company. There were no amounts borrowed under these credit facilities at June 30, 2009.
Critical Accounting Policies
     There were no significant changes in our critical accounting policies during first half 2009. We have identified the following policies as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
Our customer arrangements typically contain multiple elements that include software, options for future purchases of software products not previously licensed to the customer, maintenance, consulting and training services. The fees from these arrangements are allocated to the various elements based on VSOE. Under the residual method, if an arrangement contains an undelivered element, the VSOE of the undelivered element is deferred and the revenue recognized once the element is delivered. If we are unable to determine VSOE for any undelivered element included in an arrangement, we will defer revenue recognition until all elements have been delivered. In addition, if a software license contains milestones, customer acceptance criteria or a cancellation right, the software revenue is recognized upon the achievement of the milestone or upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. For arrangements that provide for significant services or custom development that are essential to the software’s functionality, the software license revenue and contracted services are recognized under the percentage of completion method. We measure progress-to-completion on arrangements involving significant services or custom development that are essential to the software’s functionality using input measures, primarily labor hours, which relate hours incurred to date to total estimated hours at completion. We continually update and revise our estimates of input measures. If our estimates indicate that a loss will be incurred, the entire loss is recognized in that period.
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
Consulting and training services are separately priced and stated in our arrangements, are generally available from a number of suppliers, and are generally not essential to the functionality of our software products. Consulting services include project management, system planning, design and implementation, customer configurations, and training. These services are generally billed bi-weekly on an hourly basis or pursuant to the terms of a fixed price contract. Consulting services revenue billed on an hourly basis is recognized as the work is performed. Under fixed price service contracts and milestone-based arrangements that include services that are not essential to the functionality of our software products, consulting services revenue is recognized using the proportional performance method. We measure progress-to-completion under the proportional performance method by using input measures, primarily labor hours, which relate hours incurred to date to total estimated hours at completion. We continually update and revise our estimates of input measures. If our estimates indicate that a loss will be incurred, the entire loss is recognized in that period. Training revenues are included in consulting revenues in the Company’s consolidated statements of income and are recognized once the training services are provided. VSOE for consulting and training services is based upon the hourly or per class rates charged when those services are sold separately. We offer hosting services on certain of our software products under arrangements in which the end users do not take possession of the software. Revenues from hosting services are included in consulting revenues, billed monthly and recognized as the services are provided. Revenues from our hardware reseller business are also included in consulting revenues, reported net (i.e., the amount billed to a customer less the amount paid to the supplier) and recognized upon shipment of the hardware.
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
•	Accounts Receivable. Consistent with industry practice and to be competitive in the software marketplace, we typically provide payment terms on most software license sales. Software licenses are generally due within twelve months from the date of delivery. Customers are reviewed for creditworthiness before we enter into a new arrangement that provides for software and/or a service element. We do not sell or ship our software, nor recognize any revenue unless we believe that collection is probable. For those customers who are not credit worthy, we require prepayment of the software license fee or a letter of credit before we will ship our software. We have a history of collecting software payments when they come due without providing refunds or concessions. Consulting services are generally billed bi-weekly and maintenance services are billed annually or monthly. For those customers who are significantly delinquent or whose credit deteriorates, we typically put the account on hold and do not recognize any further services revenue, and may as appropriate withdraw support and/or our implementation staff until the situation has been resolved.
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
•	Business Combinations. All business combinations during the three years ended December 31, 2008 were accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase price of each acquired company was allocated to the acquired assets and liabilities based on their fair values. There was no in-process research and development (“IPR&D”) recorded on any of our business combinations during the three years ended December 31, 2008. IPR&D consists of products or technologies in the development stage for which technological feasibility has not been established and which we believe have no alternative use.
Effective January 1, 2009, all future business combinations will be accounted for at fair value under the acquisition method of accounting. Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) IPR&D will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; (iv) restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will be recognized through income tax expense or directly in contributed capital, including any adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior January 1, 2009. There were no business combinations in first half 2009.
•	Goodwill and Intangible Assets. Our business combinations have typically resulted in goodwill and other intangible assets, which affect the amount of future period amortization expense and potential impairment charges we may incur. The determination of the value of such intangible assets and the annual impairment tests that we perform require management to make estimates of future revenues, customer retention rates and other assumptions that affect our consolidated financial statements.
Goodwill is tested annually for impairment, or more frequently if events or changes in business circumstances indicate the asset might be impaired, by comparing a weighted average of the fair value of future cash flows under the “Discounted Cash Flow Method of the Income Approach” and the “Guideline Company Method” to the carrying value of the goodwill allocated to our reporting units. We found no indication of impairment of our goodwill balances during the six months ended June 30, 2009 with respect to the goodwill allocated to our Retail, Manufacturing and Distribution and Services Industries reportable business segments and, absent future indicators of impairment, the next annual impairment test will be performed in fourth quarter 2009.
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
Acquired software technology is capitalized if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. Amortization of software technology is reported in the consolidated statements of income in cost of revenues under the caption “Amortization of acquired software technology.” Software technology is amortized on a product-by-product basis with the amortization recorded for each product being the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The estimated economic lives of our acquired software technology range from 6 years to 15 years.
Trademarks have been acquired primarily in the acquisitions of Manugistics Group, Inc. and E3 Corporation. These trademarks are being amortized on a straight-line basis over estimated remaining useful lives of three and five years, respectively.
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
As of June 30, 2009 approximately $11 million of unrecognized tax benefits, substantially all of which relates to uncertain tax positions associated with the acquisition of Manugistics, would impact our effective tax rate if recognized. Recognition of these uncertain tax positions will be treated as a component of income tax expense rather than as a reduction of goodwill. During the first half 2009, there were no significant changes in our unrecognized tax benefits. It is reasonably possible that approximately $800,000 of unrecognized tax benefits will be recognized within the next twelve months. We have placed a valuation allowance against the Arizona research and development credit as we do not expect to be able to utilize it prior to its expiration.
We treat interest and penalties related to uncertain tax positions as a component of income tax expense. We have accrued interest and penalties related to uncertain tax positions of $383,000 and $348,000 in first half 2009 and 2008, respectively. As of June 30, 2009 and December 31, 2008 there are approximately $3.0 million and $2.6 million, respectively of interest and penalties accruals related to uncertain tax positions that are reflected in the consolidated balance sheets under the caption “Liability for uncertain tax positions.” To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision.
•	Stock-Based Compensation. We have a 2005 Incentive Plan that initially provided for the issuance of up to 1,847,000 shares of common stock to employees, consultants and directors under stock purchase rights, stock bonuses, restricted stock, restricted stock units, performance awards, performance units and deferred compensation awards. Our stockholders subsequently approved an amendment on May 11, 2009 to increase by 2,000,000 shares the maximum number of shares of common stock that may be issued under the 2005 Incentive Plan. With this amendment, the number of authorized shares under the 2005 Performance Incentive Plan increased from 1,847,000 to 3,847,000. The 2005 Incentive Plan contains certain restrictions that limit the number of shares that may be issued and the amount of cash awarded under each type of award, including a limitation that awards granted in any given year can represent no more than two percent (2%) of the total number of shares of common stock outstanding as of the last day of the preceding fiscal year. Awards granted under the 2005 Incentive Plan are in such form as the Compensation Committee shall from time to time establish and the awards may or may not be subject to vesting conditions based on the satisfaction of service requirements or other conditions, restrictions or performance criteria including the Company’s achievement of annual operating goals. Restricted stock and restricted stock units may also be granted under the 2005 Incentive Plan as a component of an incentive package offered to new employees or to existing employees based on performance or in connection with a promotion, and will generally vest over a three-year period, commencing at the date of grant. We measure the fair value of awards under the 2005 Incentive Plan based on the market price of the underlying common stock as of the date of grant. The fair value of each award is amortized over its applicable vesting period using graded vesting and reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”
Performance Share Awards. The Board approved a stock-based incentive program for 2008 (“2008 Performance Program”) that provided for the issuance of contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we were able to achieve a defined performance threshold goal in 2008. The performance threshold goal was defined as $95 million of adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which excludes certain non-routine items. Under the terms of the 2008 Performance Program, a partial pro-rata issuance of performance share awards would be made if we achieved a minimum adjusted EBITDA performance threshold. The Company’s actual 2008 adjusted EBITDA performance, which exceeded the defined performance threshold goal of $95 million, was confirmed by the Board in January 2009 and qualified participants to receive approximately 106% of their target awards. In total, 222,838 performance share awards were issued in January 2009 with a grant date fair value of $3.9 million that is being recognized as stock-based compensation over requisite service periods that run from the date of board approval of the 2008 Performance Program through January 2011. The performance share awards vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. A deferred compensation charge of $3.9 million was recorded in the equity section of our balance sheet during 2008, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. We recognized $2.6 million in share-based compensation expense related to these performance share awards in 2008, including $1.2 million in the six months ended June 30, 2008, plus an additional $294,000 in the six months ended June 30, 2009.
The Board approved a stock-based incentive program for 2009 (“2009 Performance Program”). The 2009 Performance Program provides for the issuance of up to 596,000 contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we are able to achieve a defined adjusted EBITDA performance threshold goal in 2009. Under the terms of the 2009 Performance Program, a partial pro-rata issuance of performance share awards will be made if we achieve a minimum adjusted EBITDA performance threshold. The performance share awards, if any, will be issued after the confirmation of our 2009 financial results in January 2010 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period. The Company’s performance against the defined performance threshold goal is being evaluated on a quarterly basis throughout 2009 and share-based compensation recognized over the requisite service periods that generally run from January 13, 2009 (the date of board approval of the 2009 Performance Program) through January 2012. A deferred compensation charge of $6.8 million has been recorded in the equity section our balance sheet, with a related increase to additional paid-in capital, for the total grant date fair value of the current estimated awards to be issued under the 2009 Performance Program. Although all necessary service and performance conditions have not been met through June 30, 2009, based on our first half 2009 results and the outlook for the remainder of the year, we have recorded $2.3 million in stock-based compensation related to these awards in the six months ended June 30, 2009, including $1.5 million in second quarter 2009. We currently expect to recognize approximately $4.6 million of this award as stock-based compensation in 2009.
Restricted Stock Unit Awards. The Board approved a special Manugistics Incentive Plan for 2007 (“2007 Integration Program”). The 2007 Integration Program provided for the issuance of contingently issuable restricted stock units under the 2005 Incentive Plan to executive officers and certain other members of our management team if we were able to successfully integrate the Manugistics acquisition and achieve a defined performance threshold goal in 2007. The performance threshold goal was defined as $85 million of adjusted EBITDA. Under the terms of the 2007 Integration Program, a partial pro-rata issuance of restricted stock units would be made if we achieved a minimum adjusted EBITDA performance threshold. The Board approved additional contingently issuable restricted stock units under the 2007 Integration Program for executive officers and new participants in 2007. The Company’s actual 2007 adjusted EBITDA performance was confirmed by the Board in January 2008 and qualified participants for a pro-rata issuance equal to 99.25% of their target awards. In total, 502,935 restricted stock units were issued in January 2008 with a grant date fair value of $8.1 million. The restricted stock units vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. Through June 30, 2009, approximately 33,000 of the restricted stock units granted under the 2007 Integration Program have been subsequently forfeited. We recognized $1.1 million in share-based compensation expense related to these performance share awards in 2008, including $591,000 in the six months ended June 30, 2008, plus an additional $484,000 in six months ended June 30, 2009.
Stock Option Plans. We maintained various stock option plans through May 2005 (“Prior Plans”). The Prior Plans provided for the issuance of shares of common stock to employees, consultants and directors under incentive and non-statutory stock option grants. Stock option grants under the Prior Plans were made at a price not less than the fair market value of the common stock at the date of grant, generally vested over a three to four-year period commencing at the date of grant and expire in ten years. Stock options are no longer used for share-based compensation and no grants have been made under the Prior Plans since 2004. With the adoption of the 2005 Incentive Plan, we terminated all Prior Plans except for those provisions necessary to administer the outstanding options, all of which are fully vested. As of June 30, 2009, we had approximately 2.0 million vested stock options outstanding with exercise prices ranging from $8.56 to $27.50 per share.
Employee Stock Purchase Plan. An Employee Stock Purchase Plan (“2008 Purchase Plan”) was adopted by the Board and approved by stockholders in May 2008. The 2008 Purchase Plan has an initial reserve of 1,500,000 shares and provides eligible employees with the ability to defer up to 10% of their earnings for the purchase of our common stock on a semi-annual basis at 85% of the fair market value on the last day of each six-month offering period. The initial six-month offering period began August 1, 2008. The 2008 Purchase Plan is considered compensatory and, as a result, stock-based compensation will be recognized on the last day of each six-month offering period in an amount equal to the difference between the fair value of the stock on the date of purchase and the discounted purchase price. A total of 100,290 shares of common stock were purchased on February 1, 2009 at a price of $9.52. We recognized $169,000 in share-based compensation expense in connection with these purchases which is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”
•	Derivative Instruments and Hedging Activities. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign currency denominated assets and liabilities that exist as part of our ongoing business operations that are denominated in a currency other than the functional currency of the subsidiary. The exposures relate primarily to the gain or loss recognized in earnings from the settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days and are not designated as hedging instruments. Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.
At June 30, 2009, we had forward exchange contracts with a notional value of $37.5 million and an associated net forward contract receivable of $3.2 million. At December 31, 2008, we had forward exchange contracts with a notional value of

$33.5 million and an associated net forward contract liability of $14,000. The forward contract receivables or liabilities are included in the condensed consolidated balance sheet under the captions, “Prepaid expenses and other current assets” or “Accrued expenses and other liabilities” as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded a net foreign currency exchange contract loss of $216,000 in the six months ended June 30, 2009 and a net foreign currency exchange contract gain of $686,000 in the six months ended June 30, 2008, which are included in the condensed consolidated statements of income under the caption “Interest Income and other, net.”
Item 3: Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to certain market risks in the ordinary course of our business, the most significant of which has been changes in foreign currency exchange rates. In addition, we are exposed to risk if interest rates change, and our international operations are subject to risks related to differing economic conditions, changes in political climate, differing tax structures, and other regulations and restrictions.
     Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign currency denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 40% of our total revenues in 2008 and 39% in first half 2009. In addition, the identifiable net assets of our foreign operations totaled 27% of consolidated net assets at June 30, 2009 and 28% at December 31, 2008. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly-owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting an unrealized foreign currency exchange gains of $3.6 million and $896,000 in first half 2009 and 2008, respectively.
     The foreign currency exchange gain in first half 2009 resulted primarily from the weakening of the U.S. Dollar, particularly against the British Pound and the Euro. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net working capital as of June 30, 2009 to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the June 30, 2009 rates would result in a currency translation loss of approximately $301,000 before tax.
     We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities that exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments. Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign denominated assets and liabilities.
     At June 30, 2009, we had forward exchange contracts with a notional value of $37.5 million and an associated net forward contract receivable of $3.2 million. At December 31, 2008, we had forward exchange contracts with a notional value of $33.5 million and an associated net forward contract liability of $14,000. The forward contract receivables or liabilities are included in the condensed consolidated balance sheet under the captions, “Prepaid expenses and other current assets” or “Accrued expenses and other liabilities” as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded a net foreign currency exchange contract loss of $216,000 in the six months ended June 30, 2009 and a net foreign currency exchange contract gain of $686,000 in the six months ended June 30, 2008, which are included in the condensed consolidated statements of income under the caption “Interest Income and other, net.”
     Interest rates. Excess cash balances as of June 30, 2009 and December 31, 2008 are included in our operating account. Cash balances in foreign currencies overseas are also operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on investments is reflected in our financial statements under the caption “Interest income and other, net.”

Item 4: Controls and Procedures
     Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. The phrase “disclosure controls and procedures” is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”) and refers to those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “Commission”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on June 30, 2009 were effective to ensure that information required to be disclosed in our reports to be filed under the Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding disclosures and is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
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
     There were no changes in our internal controls over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not currently believe the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.
Item 1A. Risk Factors
     We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes material risks and uncertainties that we believe may adversely affect our business, financial condition, results of operations or the market price of our stock. This section should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2009 and for the three and six months then ended contained elsewhere in this Form 10-Q.

Risks Related To Our Business
We may misjudge when software sales will be realized
     Software license revenues in any quarter depend substantially upon contracts signed and the related shipment of software in that quarter. Because of the timing of our sales, we typically recognize the substantial majority of our software license revenues in the last weeks or days of the quarter. In addition, it is difficult to forecast the timing of large individual software license sales with a high degree of certainty due to the extended length of the sales cycle and the generally more complex contractual terms that may be associated with such licenses that could result in the deferral of some or all of the revenue to future periods. Our customers and potential customers, especially for large individual software license sales, are increasingly requiring that their senior executives, board of directors and significant equity investors approve such purchases without the benefit of the direct input from our sales representatives. As a result, we may have less visibility into the progression of the selection and approval process throughout our sales cycles, which in turn makes it more difficult to predict the quarter in which individual sales will occur, especially in large sales opportunities. We are also at risk of having pending transactions abruptly terminated if the Boards or executive management of our customers decide to withdraw funding from IT projects as a result of a deep or prolonged global economic downturn and credit crisis. If this type of behavior becomes commonplace among existing or potential customers then we may face a significant reduction in new software sales. We believe that an increasing number of our prospects may indicate to us that they can sign agreements prior to the end of our quarter, when in fact their approval process precludes them from being able to complete the transaction until after the end of our quarter. In addition, because of the current economic downturn, we may need to increase our use of alternate licensing models that reduce the amount of software revenue we recognize upon shipment of our software. These circumstances add to the difficulty of accurately forecasting the timing of deals. We expect to experience continued difficulty in accurately forecasting the timing of deals. If we receive any significant cancellation or deferral of customer orders, or if we are unable to conclude license negotiations by the end of a fiscal quarter, our quarterly operating results will be lower than anticipated.
Economic, political and market conditions can adversely affect our revenue results and profitability
     Our revenue and profitability depend on the overall demand for our software and related services. Historically, events such as terrorist attacks, natural catastrophes and contagious diseases have created uncertainties in our markets and caused disruptions in our sales cycles. A regional and/or global change in the economy or financial markets, such as the current severe global economic downturn, could result in delay or cancellation of customer purchases. A downturn in the economy, such as the current global recession, may cause an increase in customer bankruptcy reorganizations, liquidations and consolidations, which may negatively impact our accounts receivables and expected future revenues from such customers. Current adverse conditions in credit markets, reductions in consumer confidence and spending and the fluctuating commodities and/or fuel costs are examples of changes that have delayed or terminated certain customer purchases. These adverse conditions have delayed or terminated certain of our customer deals. A further worsening or broadening, or protracted extension of these conditions would have a significant negative impact on our operating results. In addition to the potential negative impact of the economic downturn on our software sales, customers are increasingly seeking to reduce their maintenance fees or to avoid price increases. This has resulted in elevated levels of maintenance attrition in recent periods. A prolonged economic downturn may further increase our attrition rates, particularly if many of our larger maintenance customers cease operations. Because maintenance is our largest source of revenue, increased in our attrition rates can have a significant adverse impact on our operating results. Weak and uncertain economic conditions could also impair our customers’ ability to pay for our products or services. Any of these factors could adversely impact our quarterly or annual operating results and our financial condition.
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
We may have difficulty implementing our solutions
     Our software products are complex and perform or directly affect mission-critical functions across many different functional and geographic areas of the enterprise. Consequently, implementation of our software products can be a lengthy process, and commitment of resources by our clients is subject to a number of significant risks over which we have little or no control. The implementation time for certain of our applications can be longer and more complicated than our other applications as they typically (i) involve more significant integration efforts in order to complete implementation, (ii) require the execution of implementation procedures in multiple layers of software, (iii) offer a customer more deployment options and other configuration choices, (iv) require more training and (v) may involve third party integrators to change business processes concurrent with the implementation of the software. Delays in the implementations of any of our software products, whether by our business partners or us, may result in client dissatisfaction, disputes with our customers, or damage to our reputation.
     In addition, a portion of our consulting services revenues are derived under fixed price arrangements that require us to provide identified deliverables for a fixed fee. During first half 2009, approximately 9% of our consulting services revenues were derived under fixed price arrangements compared to 16% in first half 2008. If we are unable to meet our contractual obligations under fixed price contracts within our estimated cost structure, our operating results could suffer.
We may have difficulty developing our new Managed Services offering
     We have limited experience operating our applications for our customers, either on a hosted or remote basis. Although we have hired management personnel with significant expertise in operating a managed services business, we may encounter difficulties developing our Managed Services into a mature services offering, or the rate of adoption by our customers may be slower than anticipated.
We may not be able to protect our intellectual property
     We rely on a combination of copyright, trade secrets, patents, trademarks, confidentiality procedures, contractual restrictions and patents to protect our proprietary technology. Despite our efforts, these measures only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products, circumvent our security devices or otherwise obtain and use our intellectual property. In addition, the laws of some countries do not provide the same level of protection of our proprietary rights as do the laws of the United States or are not adequately enforced in a timely manner. If we cannot protect our proprietary technology against unauthorized copying or use, we may not remain competitive.
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
If we lose access to critical third-party software or technology, our costs could increase and the introduction of new products and product enhancements could be delayed, potentially hurting our competitive position
     We license and integrate technology from third parties in certain of our software products. Examples of third party software embedded in our products include the following: the WebLogic application from BEA Systems, Inc. (acquired by Oracle) or the IBM Websphere applications for use in most of the JDA Enterprise Architecture platform solutions; the Data Integrator application from Business Object S.A (acquired by SAP), which is used in certain of the products acquired from Manugistics, Cognos (acquired by IBM) for use in JDA Reporting and JDA Analytics; iLog CPlex (acquired by IBM) for use in certain of our Transportation and Logistics Management applications; the Uniface client/server application development technology from Compuware, Inc. for use in Portfolio Merchandise Management; certain applications from Silvon Software, Inc. for use in Merchandise Performance Analysis and Java technologies which are owned by Sun Microsystems but are currently subject to a proposed acquisition by Oracle. Our third party licenses generally require us to pay royalties and fulfill confidentiality obligations. We also resell Oracle database licenses. If we are unable to continue to license any of this third party software, or if the third party licensors do not adequately maintain or update their products, we would face delays in the releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our software products. These delays, if they occur, could harm our business, operating results and financial condition. It is also possible that intellectual property acquired from third parties through acquisitions, mergers, licenses, or otherwise obtained may not have been adequately protected, or infringes another parties intellectual property rights.
We may face difficulties in our highly competitive markets
     The supply chain software market continues to consolidate and this has resulted in larger, new competitors with significantly greater financial, marketing resources and more numerous technical resources than we possess. This could create a significant competitive advantage for our competitors and negatively impact our business. It is difficult to estimate what long term effect these acquisitions will have on our competitive environment. We have encountered competitive situations with certain enterprise software vendors where, in order to encourage customers to purchase licenses of their specific applications and gain market share, we suspect they have also offered to license at no charge certain of its retail and/or supply chain software applications that compete with our solutions. If large competitors such as Oracle, SAP AG and other large private companies are willing to license their retail, supply chain and/or other applications at no charge, it may result in a more difficult competitive environment for our products. We cannot guarantee that we will be able to compete successfully for customers or acquisition targets against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.
     We encounter competitive products from a different set of vendors in many of our primary product categories. We believe that while our markets are subject to intense competition, the number of competitors in many of our application markets has decreased over the past five years. We believe the principal competitive factors in our markets are feature and functionality, the depth of planning and optimization provided, available deployment models, the reputation of our products, the performance and scalability of our products, the quality of our customer base, the perception of our vendor viability, our ability to implement, our retail and supply chain industry expertise, our lower total cost of ownership, technology platform and quality of customer support across multiple regions for global customers.
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
There are many risks associated with international operations
     International revenues represented 40% of our total revenues in 2008 and 39% in first half 2009. Our international business operations are subject to risks associated with international activities, including:
•	Currency fluctuations, which could significantly increase with our continuing expansion of the CoE in India;
•	Higher operating costs due to local laws or regulations;
•	Lower consulting margins;
•	Competing against low-cost service providers;
•	Unexpected changes in employment and other regulatory requirements;
•	Tariffs and other trade barriers;
•	Costs and risks of localizing products for foreign countries;
•	Longer accounts receivable payment cycles in certain countries;
•	Potentially negative tax consequences;
•	Difficulties in staffing and managing geographically disparate operations;
•	Greater difficulty in safeguarding intellectual property, licensing and other trade restrictions;
•	Ability to negotiate and have enforced favorable contract provisions;
•	Repatriation of earnings;
•	The burdens of complying with a wide variety of foreign laws;
•	Anti-American sentiment due to military conflicts and other American policies that may be unpopular in certain regions;
•	The challenges of finding qualified management for our international operations;
•	General economic conditions in international markets; and
•	Developing and deploying the skills required to service our broad set of product offerings across the markets we serve.
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
We may experience expansion delays or difficulties with our CoE in India
     We are continuing the expansion of our CoE in Hyderabad, India. In order to take advantage of cost efficiencies associated with India’s lower wage scale, we expanded the CoE during 2008 beyond a research and development center to include consulting services, customer support and information technology resources. We believe that a properly functioning CoE will be important in achieving desired long-term operating results. Although we are currently satisfied with the progress of our product development, support services and information technology and other administrative support functions, we are behind schedule in our efforts to transition consulting services to the CoE. We believe the primary reason for this lower than expected utilization of the CoE consulting services resources may be due to a slower internal adoption of our planned mix of on-shore/off-shore services. If there are additional delays in our efforts to increase the utilization of our services resources at the CoE it may have an overall effect of reducing our consulting services margins and negatively impacting our operating results. Additional risks associated with our CoE strategy include, but are not limited to:

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
We may have difficulty integrating acquisitions
     We continually evaluate potential acquisitions of complementary businesses, products and technologies, including those that are significant in size and scope. In pursuit of our strategy to acquire complementary products, we have completed ten acquisitions over the past eleven years, the most recent being Manugistics Group, Inc. in July 2006. The risks we commonly encounter in acquisitions include:
•	If we incur significant debt to finance an acquisition and our combined business does not perform as expected, we may have difficulty complying with debt covenants;
•	If we use our stock to make an acquisition, it will dilute existing shareholders;
•	We may have difficulty assimilating the operations and personnel of the acquired company;
•	The challenge to integrate new products and technologies into our sales and marketing process;
•	We may have difficulty effectively integrating the acquired technologies or products with our current products and technologies, particularly where such products reside on different technology platforms, or overlap with our products;
•	Our ongoing business may be disrupted by transition and integration issues;
•	The costs and complexity of integrating the internal IT infrastructure may be greater than expected and require capital investments;
•	We may not be able to retain key technical and managerial personnel from the acquired business;
•	We may be unable to achieve the financial and strategic goals for the acquired and combined businesses;
•	We may have difficulty in maintaining controls, procedures and policies during the transition and integration;
•	Our relationships with partner companies or third-party providers of technology or products could be adversely affected;
•	Our relationships with employees and customers could be impaired;
•	Our due diligence process may fail to identify significant issues with product quality, product architecture, legal or tax contingencies, customer obligations and product development, among other things;
•	As successor we may be subject to certain liabilities of our acquisition targets; and
•	We may be required to sustain significant exit or impairment charges if products acquired in business combinations are unsuccessful.
We may have difficulty completing acquisitions due to adverse conditions in the credit markets
     Until the credit markets stabilize and approach historically normal conditions, it may be difficult for us to make acquisitions using debt. If we are unable to close financing necessary to complete an acquisition, we may incur significant fees and expenses such as occurred in our failed acquisition of i2 Technologies, Inc. in fourth quarter 2008. If we are unable to use debt to make acquisitions, our ability to achieve significant growth may be adversely impacted.

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
We may be impacted by shifts in the consumer products supply chain
     We are dependent upon and derive most of our revenue from the consumer products supply chain vertical. If a shift in spending occurs in this vertical market that results in decreased demand for the types of solutions we sell, it would be difficult to adjust our strategies and solution offerings because of our dependence on this market. If the consumer products supply chain vertical experiences a decline in business, it could have a significant adverse impact on our business prospects, particularly if it is a prolonged decline. The current economic downturn has caused declines in certain areas of the consumer products supply chain. Although to date the negative effects of such declines on our business have largely been offset by customers purchasing our products to drive efficiencies in their supply chain, if economic conditions continue to deteriorate or the failure rates of customers in our target markets increase, we may experience an overall decline in sales that would adversely impact our business.
Risks Related To Our Stock
Our quarterly operating results may fluctuate significantly, which could adversely affect the price of our stock
     Historically, the Company has provided annual guidance for software revenues, total revenues and GAAP earnings per share. The reason for doing this has always been that our business does not typically operate on a 90-day sales cycle, and if the period of time covered by a projection is shortened (i.e., quarterly vs. annual), we believe it increases the risk of error, particularly with respect to the estimated timing of software deals. However, in light of the global recession, we believed it was better at the outset of 2009 to give quarterly rather than annual guidance and assume the inherent risk of error, rather than speculate about the economy and how it might change over the course of the year. As a result, we limited our guidance for first and second quarter 2009 to quarterly software revenues and total revenues, using fairly wide ranges in an attempt to mitigate the risks associated with the shortened forecast window. Based on our results for first half 2009, we have lengthened our forecast window and provided guidance for second half 2009 rather than quarterly guidance for third quarter 2009. Our actual quarterly operating results have varied in the past and are expected to continue to vary in the future. Fluctuating quarterly results can affect our annual guidance. If our quarterly or annual operating results, particularly our software revenues, fail to meet management’s or analysts’ expectations, the price of our stock could decline. Many factors may cause these fluctuations, including:
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
     In connection with the Manugistics acquisition in 2006, we issued 50,000 shares of a Series B Preferred Stock to funds affiliated with Thoma Bravo, LLC (“Thoma Bravo”), a private equity investment firm, for $50 million in cash. The Series B Preferred Stock is convertible, at any time in whole or in part, into a maximum of 3,603,603 shares of JDA common stock based on an agreed conversion rate of $13.875. As of August 7, 2009, Thoma Bravo has exercised conversion rights on 27,752 shares of the Series B Preferred Stock, which resulted in the issuance of 2,000,144 shares of common stock. The remaining 22,248 shares of Series B Convertible Preferred Stock contain certain voting rights that require us to get approval of a majority of the holders if we want to take certain actions, including a change in control. These voting rights could discourage, delay or prevent a merger or acquisition that another stockholder may consider favorable.
Our convertible preferred stock may adversely impact JDA and our common stockholders or have a material adverse affect on our financial condition and results of operations.
     The terms of the Series B Preferred Stock issued in connection with the acquisition of Manugistics may have a material adverse effect on our financial condition and results of operations. The Series B Preferred Stock has a liquidation preference in the amount of $50 million plus accrued and unpaid dividends, if any, which must be paid before common stockholders would receive funds in the event of liquidation, including some changes of control and a redemption right after September 6, 2013 to receive a redemption value of $50 million. As of August 7, 2009, 27,752 shares of Series B Preferred Stock have been converted and 22,248 remain outstanding. As a result of the conversion, the liquidation preference and redemption value of the remaining shares of Series B Preferred Stock has been reduced to approximately $22.2 million. In addition, we are required to redeem the shares of the Series B Preferred Stock in certain circumstances, including a change in control. We have also agreed not to issue securities senior to or on a par with the Series B Preferred Stock while the Series B Preferred Stock is outstanding, which could materially and adversely affect our ability to raise additional funds.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities:
The following table summarizes our purchases of our own equity securities during the three months ended June 30, 2009:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	That May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period (1)	Shares Purchased	Paid per Share	or Programs	Programs
April 1-30, 2009	35,803	$10.94	35,803	$27,126,842
May 1-31, 2009	—	$—	—	$27,126,842
June 1-30, 2009	—	$—	—	$27,126,842

Total	35,803	$10.94	35,803

(1)	On March 5, 2009, the Board adopted a program to repurchase up to $30 million of our common stock in the open market or in private transactions at prevailing market prices during the 12-month period ending March 10, 2010.

Item 3.	Defaults Upon Senior Securities — Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders
     Our 2009 Annual Meeting of Stockholders was held May 12, 2009 at our World Headquarters at 14400 North 87th Street, Scottsdale, Arizona 85260. Three proposals were voted on at the Annual Meeting and the results of the voting are as follows:
     Proposal No. 1. To elect one Class I Director to serve a three-year term on our Board of Directors. The Class I director nominee, J. Michael Gullard, was elected by the holders of our common stock. Mr. Gullard received the following votes: For — 28,248,105; Against — none. The term of J. Douglas G. Marlin and Jock Patton, our Class II directors, and James D. Armstrong and Orlando Bravo, our Class III directors, continued after the Annual Meeting of Stockholders.
     Proposal No. 2. To approve an amendment to our 2005 Incentive Plan, to increase by 2,000,000 shares the maximum number of shares of common stock that may be issued under the 2005 Incentive Plan. With this amendment, the number of authorized shares under the 2005 Incentive Plan increased from 1,847,000 to 3,847,000. Proposal No. 2 received the following votes: For — 24,867,577; Against — 2,237,456; Broker Non-Votes — 2,640,450; Abstained — 111,691.
     Proposal No. 3. To ratify the appointment of Deloitte & Touche LLP as our independent public accountants for the year ending December 31, 2009. Proposal No. 3 received the following votes: For — 28,591,740; Against — 794,078; Abstained — 7,306.

Item 5.	Other Information
Jason B. Zintak
     On August 3, 2009, the Company announced the appointment of Jason B. Zintak to the newly-created position of Executive Vice President, Sales and Marketing, effective August 18, 2009 and entered into an employment agreement (the “Zintak Employment Agreement”).
     Jason B. Zintak, 39, served as Executive Vice President, Sales of HCL AXON Global, a subsidiary of HCL Technologies of India that specializes in business transformation consulting services, since August 2008. From January 2007 to August 2008, Mr. Zintak served as Vice President North America SAP Sales and Market Development for Cap Gemini, a global provider of consulting, technology and outsourcing services based in Paris, France. From March 2006 to January 2007, he served as Managing Director and Executive Vice President of Sales of Kanbay International (acquired by Cap Gemini in January 2007), and from June 2005 to March 2006 as Chief Business Development Officer of Adjoined Consulting (acquired by Kanbay International in March 2006). Mr. Zintak also served with SAP America as Global Account Director from September 2001 through June 2005 and as Senior Account Executive and Sales Manager from January 1996 to September 1999. From September 1999 through September 2001, he was employed by Blue Martini Software, a publicly-held software company, and served in various senior-level software sales executive and management roles. Mr. Zintak received Bachelor of Arts degrees in Advertising and Psychology from Syracuse University.
     Pursuant to the terms of the Zintak Employment Agreement, Mr. Zintak will receive an annual base salary of $375,000 per year, and he is eligible to receive incentive bonus compensation. In 2009, Mr. Zintak will receive a minimum bonus equal to 50% of the annual target bonus rate of $450,000, prorated for the actual time Mr. Zintak is employed by the Company in 2009. For subsequent fiscal years, Mr. Zintak will have a minimum annual target bonus of $450,000. The Zintak Employment Agreement also entitles Mr. Zintak to benefits that are generally available to other senior executives of the Company, including group health, life and disability insurance benefits, and participation in the Company’s 401(k) plan. Mr. Zintak is also entitled to reimbursement for customary business expenses.
     The Zintak Employment Agreement also provides that, effective upon commencing employment with the Company, Mr. Zintak will receive a grant of (i) 50,000 restricted stock units of the Company, which will vest over a three-year period, with one-third vesting on August 18, 2010 and the remainder vesting ratably upon the completion of each month thereafter until August 18, 2012 and (ii) 50,000 restricted stock units of the Company, which will vest in tranches 45 days following the attainment of certain pre-defined performance milestones that will be determined within 90 days of the effective date of employment. For the performance-based restricted stock units, performance criteria will be evaluated in six-month increments, and the units will, if milestones are achieved, vest in six tranches of 7,500, 7,500, 12,500, 12,500, 5,000, and 5,000 units, respectively. In each case, the restricted stock units represent the right to receive, upon vesting, one share of the Company’s common stock, and vesting is conditioned on, among other things, Mr. Zintak’s continued employment with the Company.
     In addition, Mr. Zintak will receive an award of up to 37,500 performance shares (the “Performance Share Awards”), which represent the opportunity for Mr. Zintak to receive a number of shares of Common Stock determined by the extent to which the Company achieves or exceeds its EBITDA target in the 2009 fiscal year (the “Distributable Shares”). On the settlement date, provided that Mr. Zintak remains in service to the Company through the settlement date, Mr. Zintak will receive, without payment of monetary consideration, an immediate grant of shares of Common Stock equal to 50% of the number of Distributable Shares. In addition, on the settlement date, Mr. Zintak will be granted a restricted stock unit award representing the remaining 50% of the Distributable Shares. Subject to Mr. Zintak’s continued employment, the restricted stock units will vest and be settled by the issuance to Mr. Zintak of shares of Common Stock in 24 monthly installments over the subsequent two year period.
     The Company will enter into award agreements with respect to each of the above-described awards, each of which was approved by the Compensation Committee of the Company’s Board of Directors, granted outside of the terms of the 2005 Incentive Plan, and granted pursuant to NASDAQ Marketplace Rule 5635(c)(4).
     The award agreements for the above-described awards provide that, in the event of a change in control, the vesting of all unvested equity awards will accelerate immediately prior to and be contingent upon the consummation of the transaction constituting the change in control.

     The Zintak Employment Agreement also entitles Mr. Zintak to receive future grants of equity awards under the 2005 Incentive Plan and that, for the Company’s 2010, 2011 and 2012 fiscal years, Mr. Zintak will be guaranteed an annual target award of 50,000 performance shares.
     The Zintak Employment Agreement provides Mr. Zintak with severance benefits in certain situations upon his termination of employment. If the Company terminates Mr. Zintak’s employment without cause, the Company will pay Mr. Zintak’s unpaid base salary through the date of termination, and any amounts due under the Company’s benefit plans and reimbursement policies. In addition, the Company will (i) pay his base salary for twenty-four months from the date of termination, plus one year’s bonus calculated as if all targets were met and which will be a minimum of $450,000 and any unpaid bonus earned in the year of termination up to the most recently completed fiscal quarter; and (ii) cause the immediate acceleration and vesting of any outstanding equity awards where the requisite performance goals have been satisfied (collectively, the “Severance Benefits”). Mr. Zintak’s right to receive the Severance Benefits is subject to his executing a mutual general release of all claims and continuing to comply with customary noncompetition, confidentiality and non-solicitation covenants.
     If Mr. Zintak terminates his employment for good reason, the Company will pay his unpaid base salary through the date of termination, any amounts due under the Company’s benefit plans and reimbursement policies, and the Severance Benefits (subject to Mr. Zintak executing a release and complying with the customary covenants described above). If the Company terminates Mr. Zintak for cause, or if he resigns for any reason other than good reason, the Company will only pay Mr. Zintak’s unpaid base salary through the date of termination and any amounts due under the Company’s benefit plans and reimbursement policies.
     ****
Christopher J. Koziol
     Effective August 3, 2009, Christopher J. Koziol, our Chief Operating Officer, left the Company to pursue other opportunities. The Company expects to enter into a separation agreement that provides Mr. Koziol with, among other things, (i) a lump sum severance payment of $897,646 and (ii) the immediate acceleration of 14,339 unvested equity awards previously granted to Mr. Koziol under the 2005 Incentive Plan. A summary of Mr. Koziol’s unvested restricted stock units and performance awards outstanding at the time of his resignation is as follows:

		Shares and Awards
Type of Award	Original Grant Date	Vesting on August 3, 2009
Restricted Stock Units	March 13, 2007	5,722
Restricted Stock Units	May 14, 2007	761
Performance Shares	February 7, 2008	7,856

Item 6.	Exhibits — See Exhibits Index

JDA SOFTWARE GROUP, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDA SOFTWARE GROUP, INC.
Dated: August 7, 2009	By:	/s/ Hamish N. Brewer
Hamish N. Brewer
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Peter S. Hathaway
Peter S. Hathaway
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #	Description of Document
3.1***	—	Third Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated July 23, 2002.

3.2**	—	First Amended and Restated Bylaws of JDA Software Group, Inc.

3.3****	—	Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc filed with the Secretary of State of the State of Delaware on July 5, 2006.

3.4*****	—	Certificate of Correction filed to correct a certain error in the Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc. filed with the Secretary of State of the State of Delaware on July 5, 2006.

4.1*	—	Specimen Common Stock Certificate of JDA Software Group, Inc.

31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 12, 2002.

****	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 5, 2006, as filed on July 7, 2006.

*****	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed on November 9, 2006.