Form 10-Q
period 2009-09-30
JDA SOFTWARE GROUP INC
filed 2009-11-03
CIK 1006892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 34,514,874 as of October 30, 2009.

FORM 10-Q

Part I: FINANCIAL INFORMATION

Item 1.	Financial Statements
JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts, unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$85,477	$32,696
Accounts receivable, net	60,236	79,353
Income tax receivable	2,298	316
Deferred tax asset	23,221	22,919
Prepaid expenses and other current assets	18,292	14,223

Total current assets	189,524	149,507

Non-Current Assets:
Property and equipment, net	41,608	43,093
Goodwill	135,275	135,275
Other intangibles, net:
Customer lists	104,848	121,719
Acquired software technology	21,206	24,160
Trademarks	326	1,335
Deferred tax asset	35,996	44,815
Other non-current assets	7,272	4,872

Total non-current assets	346,531	375,269

Total Assets	$536,055	$524,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,574	$3,273
Accrued expenses and other liabilities	39,381	52,090
Deferred revenue	71,852	62,005

Total current liabilities	119,807	117,368

Non-Current Liabilities:
Accrued exit and disposal obligations	7,269	8,820
Liability for uncertain tax positions	7,447	7,093

Total non-current liabilities	14,716	15,913

Total Liabilities	134,523	133,281

Redeemable Preferred Stock	—	50,000

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized, 50,000,000 shares; issued 36,269,083 and 32,458,396 shares, respectively	363	325
Additional paid-in capital	361,740	305,564
Deferred compensation	(7,681)	(2,915)
Retained earnings	65,517	56,268
Accumulated other comprehensive income (loss)	3,589	(2,017)
Less treasury stock, at cost, 1,774,006 and 1,307,317 shares, respectively	(21,996)	(15,730)

Total stockholders’ equity	401,532	341,495

Total liabilities and stockholders’ equity	$536,055	$524,776

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES:
Software licenses	$17,250	$23,011	$60,160	$58,593
Maintenance services	45,010	46,388	132,378	138,843

Product revenues	62,260	69,399	192,538	197,436

Consulting services	30,852	26,437	78,965	78,901
Reimbursed expenses	2,747	2,610	7,174	7,780

Service revenues	33,599	29,047	86,139	86,681

Total revenues	95,859	98,446	278,677	284,117

COST OF REVENUES:
Cost of software licenses	580	613	2,417	2,009
Amortization of acquired software technology	966	1,309	2,954	4,270
Cost of maintenance services	10,883	11,513	32,416	34,145

Cost of product revenues	12,429	13,435	37,787	40,424

Cost of consulting services	22,219	20,315	61,732	61,084
Reimbursed expenses	2,747	2,610	7,174	7,780

Cost of service revenues	24,966	22,925	68,906	68,864

Total cost of revenues	37,395	36,360	106,693	109,288

GROSS PROFIT	58,464	62,086	171,984	174,829

OPERATING EXPENSES:
Product development	12,495	13,288	37,732	40,196
Sales and marketing	15,888	15,899	46,310	47,738
General and administrative	12,305	10,440	35,001	32,406
Amortization of intangibles	5,753	6,075	17,880	18,227
Restructuring charges and adjustments to acquisition-related reserves	2,543	399	6,705	3,954

Total operating expenses	48,984	46,101	143,628	142,521

OPERATING INCOME	9,480	15,985	28,356	32,308

Interest expense and amortization of loan fees	(346)	(2,353)	(971)	(7,313)
Interest income and other, net	1,006	51	886	2,127

INCOME BEFORE INCOME TAXES	10,140	13,683	28,271	27,122

Income tax provision	3,877	5,441	10,429	10,451

NET INCOME	$6,263	$8,242	$17,842	$16,671

Consideration paid in excess of carrying value on the repurchase of redeemable preferred stock	(8,593)	—	(8,593)	—

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(2,330)	$8,242	$9,249	$16,671

EARNINGS (LOSS) PER SHARE APPLICABLE TO COMMON SHAREHOLDERS:
Basic earnings (loss) per share	$(.07)	$.24	$.26	$.49

Diluted earnings (loss) per share	$(.07)	$.23	$.26	$.47

SHARES USED TO COMPUTE EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	33,505	34,528	35,076	34,223

Diluted earnings (loss) per share	33,505	35,432	35,329	35,261

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
NET INCOME	$6,263	$8,242	$17,842	$16,671

OTHER COMPREHENSIVE INCOME (LOSS):

Foreign currency translation adjustment	2,032	(3,797)	5,606	(2,901)
Change in fair value of interest rate swap	—	329	—	159

Total other comprehensive income (loss)	2,032	(3,468)	5,606	(2,742)

COMPREHENSIVE INCOME	$8,295	$4,774	$23,448	$13,929

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months
	Ended September 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$17,842	$16,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,043	29,909
Provision for doubtful accounts	900	—
Amortization of loan origination fees	—	713
Excess tax benefits from stock-based compensation	—	1,638
Share-based compensation expense	6,412	3,135
Net gain on disposal of property and equipment	(55)	—
Deferred income taxes	8,517	8,888

Changes in assets and liabilities:
Accounts receivable	19,536	11,611
Income tax receivable	(1,838)	482
Prepaid expenses and other assets	(3,976)	(424)
Accounts payable	5,685	1,877
Accrued expenses and other liabilities	(11,478)	(4,698)
Income tax payable	380	(628)
Deferred revenue	10,560	1,498

Net cash provided by operating activities	80,528	70,672

INVESTING ACTIVITIES:
Payment of direct costs related to acquisitions	(4,431)	(5,434)
Purchase of other property and equipment	(5,541)	(6,065)
Proceeds from disposal of property and equipment	62	115

Net cash used in investing activities	(9,910)	(11,384)

FINANCING ACTIVITIES:
Issuance of common stock — equity plans	14,524	6,014
Excess tax benefits from stock-based compensation	—	(1,638)
Purchase of treasury stock	(6,266)	(1,902)
Redemption of redeemable preferred stock	(28,068)	—
Principal payments on term loan agreement	—	(19,086)
Loan origination fees	—	(3,375)

Net cash used in financing activities	(19,810)	(19,987)

Effect of exchange rates on cash	1,973	(3,786)

Net increase in cash and cash equivalents	52,781	35,515

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,696	95,288

CASH AND CASH EQUIVALENTS, END OF PERIOD	$85,477	$130,803

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months
	Ended September 30,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$3,262	$3,141

Cash paid for interest	$304	$6,803

Cash received for income tax refunds	$723	$502

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Conversion of redeemable preferred stock to common stock	$30,525	$—
See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of JDA Software Group, Inc. (“we” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
     The Financial Accounting Standards Board (“FASB”) has established the FASB Standard Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification, which is effective for all reporting periods that end after September 15, 2009, supersedes and replaces all existing non-SEC accounting and reporting standards. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Adoption of the Codification did not have a material impact on our consolidated financial statement note disclosures.
2. Subsequent Events
     Subsequent events have been evaluated through November 3, 2009, which is the date these financial statements were filed with the Securities and Exchange Commission. On this date, the financial statements are considered issued and widely distributed to shareholders and other financial statement users for general use and reliance in a form and format that complies with generally accepted accounted principles. Based on our evaluation, there are no subsequent events that need to be reported in this quarterly report on Form 10-Q for the quarterly period ended September 30, 2009.
3. Derivative Instruments and Hedging Activities
     We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign currency denominated assets and liabilities that exist as part of our ongoing business operations that are denominated in a currency other than the functional currency of the subsidiary. The exposures relate primarily to the gain or loss recognized in earnings from the settlement of current foreign currency denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days and are not designated as hedging instruments. Forward exchange contracts are marked-to-market at the end of each reporting period, using quoted prices for similar assets or liabilities in active markets, with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.
     At September 30, 2009, we had forward exchange contracts with a notional value of $40.7 million and an associated net forward contract receivable of $577,000. At December 31, 2008, we had forward exchange contracts with a notional value of $33.5 million and an associated net forward contract liability of $14,000. These derivatives are not designated as hedging instruments. The forward contract receivables or liabilities are included in the condensed consolidated balance sheet under the captions, “Prepaid expenses and other current assets” or “Accrued expenses and other liabilities” as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded net foreign currency exchange contract gains of $609,000 and $78,000 in the nine months ended September 30, 2009 and 2008, respectively, which are included in the condensed consolidated statements of income under the caption “Interest Income and other, net.”

4. Goodwill and Other Intangibles, Net
     Goodwill and other intangible assets consist of the following:

		September 30, 2009
		Gross		December 31, 2008
	Estimated	Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
Goodwill		$135,275	$—	$135,275	$—

Other amortized intangible assets:

Customer lists	8 to 13 years	183,383	(78,535)	183,383	(61,664)
Acquired software technology	8 to 15 years	65,847	(44,641)	65,847	(41,687)
Trademarks	3 to 5 years	5,191	(4,865)	5,191	(3,856)

		254,421	(128,041)	254,421	(107,207)

		$389,696	$(128,041)	$389,696	$(107,207)

     We found no indication of impairment of our goodwill balances in the nine months ended September 30, 2009 and, absent future indicators of impairment, the next annual impairment test will be performed in fourth quarter 2009. As of September 30, 2009, the goodwill balance has been allocated to our reporting units as follows: $87.1 million to Retail, $44.5 million to Manufacturing and Distribution, and $3.7 million to Services Industries.
     Amortization expense for the three and nine months ended September 30, 2009 was $6.7 million and $20.8 million, respectively, compared to $7.4 million and $22.5 million, respectively in the three and nine months ended September 30, 2008. The decrease in amortization in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is due primarily to certain software technology acquired from E3 Corporation in 2001 that has now been fully amortized.
     Amortization expense is reported in the condensed consolidated statements of income within cost of revenues under the caption “Amortization of acquired software technology” and in operating expenses under the caption “Amortization of intangibles.” As of September 30, 2009, we expect amortization expense for the remainder of 2009 and the next four years to be as follows:

Year	Amortization
2009	$6,719
2010	$26,277
2011	$25,962
2012	$25,500
2013	$24,810
5. Acquisition of Equity Interest in European-based Strategix Enterprise Technology
     In July 2009, we purchased 49.1% of the registered share capital of Strategix Enterprise Technology GMBH and Strategix Enterprise Technology sp.z.o.o. (collectively, “Strategix”) for cash. The initial investment, which is not material to our financial statements, is reflected in the condensed consolidated balance sheet under the caption “Other non-current assets” and in the condensed consolidated statement of cash flows as an investing activity under the caption “Payment of direct costs related to acquisitions.” We will adjust the initial investment and record our equity share of earnings or losses on a one-quarter lag beginning in fourth quarter 2009. The transaction provides for additional annual purchase price earn-outs in each of 2009, 2010 and 2011 if defined performance milestones are achieved. The Company also has an option to purchase the remaining registered share capital of Strategix beginning on the third anniversary date of the transaction based on defined operating metrics. Strategix has been a distributor of our supply and category management applications in Central and Eastern Europe and Russia since 2004. As part of this transaction, Strategix will now have access to our entire suite of products, and we believe such access will expand our presence with retail, manufacturing and wholesale-distribution customers in these markets. We have also acquired the rights to various applications developed by Strategix that are designed to enhance certain of our space and category management solutions, plus a suite of SAP integration tools.
6. Acquisition Reserves
     We recorded initial acquisition reserves of $47.4 million for restructuring charges and other direct costs associated with the acquisition of Manugistics in 2006. The restructuring charges were primarily related to facility closures, employee severance and termination benefits and other direct costs associated with the acquisition, including investment banker fees, change-in-control payments, and legal and accounting costs. Subsequent adjustments of $2.9 million were made to reduce the reserves in 2007 and 2008 based on our revised estimates of the restructuring costs to exit certain of the activities of Manugistics. The majority these adjustments were made by June 30, 2007 and included in the final purchase price allocation. All adjustments made subsequent to June 30, 2007, including the $539,000 increase recorded in the nine months ended September 30, 2009, have been included in the consolidated statements of operations under the caption “Restructuring charges and adjustments to acquisition-related reserves.” Adjustments made in the nine months ended September 30, 2009 resulted primarily from our revised estimate of sublease rentals and market adjustments on an unfavorable office facility lease in the United Kingdom. The unused portion of the acquisition reserves was $11.8 million at September 30, 2009, of which $4.5 million is included in the condensed consolidated balance sheet in current liabilities under the caption “Accrued expenses and other liabilities” and $7.3 million is included in non-current liabilities under the caption “Accrued exit and disposal obligations.” A summary of the charges and adjustments recorded against the reserves is as follows:

				Impact of				Impact of
				Changes in	Balance			Changes in	Balance
	Initial	Adjustments	Cash	Exchange	December 31,	Adjustments	Cash	Exchange	Sept 30,
Description of charge	Reserve	to Reserves	Charges	Rates	2008	to Reserves	Charges	Rates	2009

Restructuring charges:
Office closures, lease terminations and sublease costs	$29,212	$(2,351)	$(13,109)	$(1,034)	$12,718	$539	$(2,220)	$293	$11,330
Employee severance and termination benefits	3,607	(767)	(2,465)	107	482	—	(3)	26	505

IT projects, contract termination penalties, capital lease buyouts and other costs to exit activities of Manugistics	1,450	222	(1,672)	—	—	—	—	—	—

	34,269	(2,896)	(17,246)	(927)	13,200	539	(2,223)	319	11,835

Direct costs	13,125	6	(13,104)	—	27	—	(26)	—	1

Total	$47,394	$(2,890)	$(30,350)	$(927)	$13,227	$539	$(2,249)	$319	$11,836

     As of September 30, 2009, the remaining balance in the reserve for office closures, lease termination and sublease costs is primarily related to office facility leases in Rockville, Maryland and the United Kingdom, and the remaining balance in the reserve for employee severance and termination benefits is related to certain foreign employees.
7. Restructuring Charges
2009 Restructuring Charges
     We recorded restructuring charges of $6.4 million in the nine months ended September 30, 2009, including $1.5 million in first quarter 2009, $2.3 million in second quarter 2009 and $2.6 million in third quarter 2009. These charges are primarily associated with the transition of additional on-shore activities to the Center of Excellence (“CoE”) in India and certain restructuring activities in the EMEA sales organization. The charges include termination benefits related to a workforce reduction of 83 full-time employees (“FTE”) in product development, service, support, sales and marketing, information technology and other administrative positions, primarily in the Americas region. In addition, the restructuring charges include $2.0 million in severance and other termination benefits under separation agreements with our former Executive Vice President and Chief Financial Officer and our former Chief Operating Officer. As of September 30, 2009, approximately $5.7 million of the costs associated with these restructuring charges have been paid and the remaining balance of $728,000 is included in the condensed consolidated balance sheet under the caption “Accrued expenses and other current liabilities.” We expect substantially all of the remaining costs to be paid in 2009.
2008 Restructuring Charges
     We recorded restructuring charges of $8.0 million in 2008, including $794,000 in first quarter 2008, $3.3 million in second quarter 2008 and $435,000 in third quarter 2008. These charges are primarily associated with our transition of certain on-shore activities to our CoE. The 2008 restructuring charges included $7.9 million for termination benefits, primarily related to a workforce reduction of 100 FTE in product development, consulting and sales-related positions across all of our geographic regions and $119,000 for office closure and integration costs of redundant office facilities. Subsequent adjustments were made to these reserves in the nine months ended September 30, 2009 based on our revised estimates to complete the restructuring activities and are included in the consolidated statements of income under the caption “Restructuring charges and adjustments to acquisition-related reserves.” As of September 30, 2009, approximately $7.5 million of the costs associated with these restructuring charges have been paid and the remaining balance of $96,000 is included in the condensed consolidated balance sheet under the caption “Accrued expenses and other current liabilities.” We expect substantially all of the remaining termination benefits and office closure costs to be paid in 2009. A summary of the 2008 restructuring charges is as follows:

			Impact of				Impact of
			Changes in	Balance			Changes in	Balance
	Initial	Cash	Exchange	December 31,	Adjustments	Cash	Exchange	Sept 30,
Description of charge	Reserve	Charges	Rates	2008	to Reserves	Charges	Rates	2009

Termination benefits	$7,891	$(5,576)	$(164)	$2,151	$(212)	$(1,839)	$(6)	$94
Office closures	119	(77)	(6)	36	(16)	(18)	—	2

Total	$8,010	$(5,653)	$(170)	$2,187	$(228)	$(1,857)	$(6)	$96

8. Redeemable Preferred Stock
     In connection with the Manugistics Group, Inc. (“Manugistics”) acquisition in 2006, we issued 50,000 shares of Series B preferred stock to funds affiliated with Thoma Bravo, LLC (“Thoma Bravo”), a private equity investment firm, for $50 million in cash. The Series B preferred stock was convertible, at any time in whole or in part, into a maximum of 3,603,603 shares of common stock based on an agreed conversion rate of $13.875. During third quarter 2009, Thoma Bravo exercised conversion rights on 30,525 shares of the Series B preferred stock, which resulted in the issuance of 2,200,000 shares of common stock. We recorded a $30.5 million adjustment to reduce the carrying value of the redeemable preferred stock ($13.875 per share for each of the 2,200,000 shares of common stock), and increased common stock for the par value of converted shares ($22,000) and additional paid-in capital ($30.5 million).
     We entered into stock purchase agreement (the “Purchase Agreement”) with Thoma Bravo on September 8, 2009 to acquire the remaining shares of Series B preferred stock for $28.1 million in cash (or $20 per share for each of the 1,403,603 shares of JDA common stock into which the Series B Preferred Stock is convertible). The agreed purchase price includes $19.5 million, which represents the conversion of 1,403,603 shares of common stock at the conversion price of $13.875, and $8.6 million, which represents consideration paid in excess of the conversion price of $13.875 ($6.125 per share). The consideration paid in excess of the conversion price has been charged to retained earnings in the same manner as a dividend on preferred stock, and reduced the income applicable to common shareholders in the calculation of earnings per share for the three and nine months ended September 30, 2009 (see Note 12). As part of the Purchase Agreement, we also repurchased 100,000 shares of our common stock held by Thoma Bravo for $2.0 million, or $20 per share.
     Holders of the Series B preferred stock were entitled as a class to elect a director to our Board. Mr. Orlando Bravo, a Managing Partner with Thoma Bravo, was appointed to and has served as a member of our Board since 2006. Mr. Bravo resigned from our Board upon the closing of the Purchase Agreement.
9. Share-Based Compensation
     Our 2005 Performance Incentive Plan, as amended (“2005 Incentive Plan”), provides for the issuance of up to 3,847,000 shares of common stock to employees, consultants and directors under stock purchase rights, stock bonuses, restricted stock, restricted stock units, performance awards, performance units and deferred compensation awards. The 2005 Incentive Plan contains certain restrictions that limit the number of shares that may be issued and the amount of cash awarded under each type of award, including a limitation that awards granted in any given year can represent no more than two percent (2%) of the total number of shares of common stock outstanding as of the last day of the preceding fiscal year. Awards granted under the 2005 Incentive Plan are in such form as the

Compensation Committee shall from time to time establish and the awards may or may not be subject to vesting conditions based on the satisfaction of service requirements or other conditions, restrictions or performance criteria including the Company’s achievement of annual operating goals. Restricted stock and restricted stock units may also be granted under the 2005 Incentive Plan as a component of an incentive package offered to new employees or to existing employees based on performance or in connection with a promotion, and will generally vest over a three-year period, commencing at the date of grant. We measure the fair value of awards under the 2005 Incentive Plan based on the market price of the underlying common stock as of the date of grant. The fair value of each award is amortized over its applicable vesting period using graded vesting and reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”
     Annual stock-based incentive programs have been approved for 2007, 2008 and 2009 (“Performance Programs”). The Performance Programs provide for contingently issuable performance share awards or restricted stock units under the 2005 Incentive Plan to executive officers and certain other members of our management team upon achievement of defined performance threshold goals. The defined performance threshold goal for each year has been an adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) targets, which excludes certain non-routine items. The awards vest 50% upon the date the Board approves the achievement of the annual performance threshold goal with the remaining 50% vesting ratably over the subsequent 24-month period. A summary of the annual Performance Programs is as follows:
     2009 Performance Program. The 2009 Performance Program provides for a target award of up to 604,000 contingently issuable performance share awards if we are able to achieve a defined adjusted EBITDA performance threshold goal. Under the terms of the 2009 Performance Program, a partial pro-rata issuance of performance share awards will be made if we achieve a minimum adjusted EBITDA performance threshold. The performance share awards, if any, will be issued after the confirmation of our 2009 financial results in January 2010. The Company’s performance against the defined performance threshold goal is being evaluated on a quarterly basis throughout 2009 and share-based compensation recognized over the requisite service periods that generally run from January 13, 2009 (the date of Board approval of the 2009 Performance Program) through January 2012. A deferred compensation charge of $7.4 million has been recorded in the equity section of our balance sheet, with a related increase to additional paid-in capital, for the total grant date fair value of the current estimated awards to be issued under the 2009 Performance Program. Although all necessary service and performance conditions have not been met through September 30, 2009, based on our results for the nine months ended September 30, 2009 and the outlook for the remainder of the year, we have recorded $3.7 million in stock-based compensation related to these awards in the nine months ended September 30, 2009, including $1.4 million in third quarter 2009. We currently expect to recognize approximately $4.9 million of this award as stock-based compensation in 2009.
     2008 Performance Program. The 2008 Performance Program provided for the issuance of contingently issuable performance share awards if we were able to achieve $95 million of adjusted EBITDA. The Company’s actual 2008 adjusted EBITDA performance, which exceeded the defined performance threshold goal of $95 million, qualified participants to receive approximately 106% of their target awards. In total, 222,838 performance share awards were issued in January 2009 with a grant date fair value of $3.9 million that is being recognized as stock-based compensation over requisite service periods that run from the date of Board approval of the 2008 Performance Program through January 2011. Through September 30, 2009, approximately 4,300 of performance share awards granted under the 2008 Performance Program have been subsequently forfeited. A deferred compensation charge of $3.9 million was recorded in the equity section of our balance sheet during 2008, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. We recognized $2.6 million in share-based compensation expense related to these performance share awards in 2008, including $1.7 million in the nine months ended September 30, 2008, plus an additional $400,000 in the nine months ended September 30, 2009.
     2007 Performance Program. The 2007 Performance Program provided for the issuance of contingently issuable restricted stock units if we were able to successfully integrate the Manugistics acquisition and achieve a $85 million of adjusted EBITDA. The Company’s actual 2007 adjusted EBITDA performance qualified participants for a pro-rata issuance equal to 99.25% of their target awards. In total, 502,935 restricted stock units were issued in January 2008 with a grant date fair value of $8.1 million. Through September 30, 2009, approximately 35,000 of the restricted stock units granted under the 2007 Integration Program have been subsequently forfeited. We recognized $1.1 million in share-based compensation expense related to these performance share awards in 2008, including $858,000 in the nine months ended September 30, 2008, and an additional $683,000 in the nine months ended September 30, 2009.
     During the nine months ended September 30, 2009 and 2008, we recorded share-based compensation expense of $487,000 and $538,000, respectively related to other 2005 Incentive Plan awards.

     Equity Inducement Awards. During third quarter 2009, we announced the appointment of Peter S. Hathaway to the position of Executive Vice President and Chief Financial Officer and Jason B. Zintak to the newly-created position of Executive Vice President, Sales and Marketing. In order to induce Mr. Hathaway and Mr. Zintak to accept employment, the Compensation Committee granted certain equity awards outside of the terms of the 2005 Incentive Plan and pursuant to NASDAQ Marketplace Rule 5635(c)(4).
(i)	100,000 shares of restricted stock with a grant date fair value of $1.8 million were granted to Mr. Hathaway (50,000 shares) and Mr. Zintak (50,000 shares). The restricted stock awards vest over a three-year period, with one-third vesting on the first anniversary of their employment with the remainder vesting ratably over the subsequent 24-month period. A deferred compensation charge of $1.8 million has been recorded in the equity section of our balance sheet for the total grant date fair value of the restricted stock. Stock-based compensation is being recorded on a graded vesting basis over requisite service periods that run from their effective dates of employment through June 2012. During third quarter 2009, we recorded $249,000 in stock-based compensation related to these awards.

(ii)	55,000 performance share awards will be issued to Mr. Hathaway (25,000 shares up to a maximum of 31,250 shares) and Mr. Zintak (30,000 shares up to a maximum of 37,500 shares) if we are able to achieve the adjusted EBITDA performance threshold goal defined under the 2009 Performance Program. Under the terms of the grants, a partial pro-rata issuance of performance share awards will be made if we achieve a minimum adjusted EBITDA performance threshold. The performance share awards, if any, will be issued after the confirmation of our 2009 financial results in January 2010 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. The Company’s performance against the defined performance threshold goal is being evaluated on a quarterly basis throughout 2009 and share-based compensation recognized over the requisite service periods that run from their effective dates of employment through January 2012. A deferred compensation charge of $1.1 million has been recorded in the equity section of our balance sheet, with a related increase to additional paid-in capital, for the total grant date fair value of the current estimated awards to be issued. Although all necessary service and performance conditions have not been met through September 30, 2009, based on our results for the nine months ended September 30, 2009 and the outlook for the remainder of the year, we have recorded $543,000 in stock-based compensation related to these awards in third quarter 2009. We currently expect to recognize approximately $724,000 of this award as stock-based compensation in 2009.

(iii)	100,000 restricted stock units with a grant date fair value of $1.8 million were granted to Mr. Hathaway (50,000 shares) and Mr. Zintak (50,000 shares) that will vest in defined tranches if and when the Company achieves certain pre-defined performance milestones. No deferred compensation charge has been recorded in the equity section of our balance sheet, nor has any share-based compensation expense been recognized related to these grants as management is unable to determine if it is probable the pre-defined performance milestones will be attained.
     Employee Stock Purchase Plan. Our employee stock purchase plan (“2008 Purchase Plan”) has an initial reserve of 1,500,000 shares and provides eligible employees with the ability to defer up to 10% of their earnings for the purchase of our common stock on a semi-annual basis at 85% of the fair market value on the last day of each six-month offering period that begin on February 1st and August 1st of each year. The 2008 Purchase Plan is considered compensatory and, as a result, stock-based compensation will be recognized on the last day of each six-month offering period in an amount equal to the difference between the fair value of the stock on the date of purchase and the discounted purchase price. A total of 155,888 shares of common stock were purchased under the 2008 Purchase Plan in the nine months ended September 30, 2009 at prices ranging from $9.52 to $17.52. We have recognized $342,000 in share-based compensation expense in connection with these purchases, which is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”
10. Treasury Stock Repurchases
     On March 5, 2009, the Board adopted a program to repurchase up to $30 million of our common stock in the open market or in private transactions at prevailing market prices during the 12-month period ending March 10, 2010. During the nine months ended September 30, 2009, we repurchased 265,715 shares of our common stock under this program for $2.9 million at prices ranging from $10.34 to $11.00 per share.
     During the nine months ended September 30, 2009 and 2008, we also repurchased 97,056 and 107,472 common shares, respectively, tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted shares under the 2005 Performance Incentive Plan. These shares were repurchased for $1.4 million at prices ranging from $9.75 to $22.37 in the nine months ended September 30, 2009 and for $1.9 million at prices ranging from $14.97 to $20.40 per share in the nine months ended September 30, 2008.
     As part of the Purchase Agreement with Thoma Bravo (see Note 8), we repurchased 100,000 shares of our common stock held by Thoma Bravo for $2.0 million, or $20 per share.
11. Income Taxes
     We calculate our tax provision on an interim basis using the year-to-date effective tax rate and record discrete tax adjustments in the reporting period in which they occur. Because the Company is subject to income taxes in numerous jurisdictions and the timing of software and consulting income by jurisdiction can vary significantly, we are unable to reliably estimate an overall annual effective tax rate. A summary of the income tax provision recorded in the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income before income tax provision	$10,140	$13,683	$28,271	$27,122

Income tax provision at federal statutory rate	$3,549	$4,789	$9,895	$9,493
State income taxes	306	446	831	789
Research and development credit	(420)	—	(809)	—
Foreign tax rate differential	(32)	(6)	(333)	(291)
Interest and penalties on uncertain tax positions	118	108	354	323
Other, net	356	104	491	137

Income tax provision	$3,877	$5,441	$10,429	$10,451

Effective tax rate	38%	40%	37%	39%
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
     The income tax provision recorded in the three and nine months ended September 30, 2009 and 2008 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during third quarter 2009 and 2008 of $1.7 million and $30,000, respectively, and during the nine months ended September 30, 2009 and 2008 of $2.4 million and $1.4 million, respectively. These tax benefits will reduce our income tax liabilities in future periods and result in an increase to additional paid-in capital as we are able to utilize them. During the nine months ended September 30, 2008, we recorded an immaterial adjustment to reverse the total windfall tax benefit previously recognized in 2007 and 2006 of approximately $1.6 million which reduced additional paid-in capital and non-current deferred tax assets.
     As of September 30, 2009 approximately $11 million of unrecognized tax benefits, substantially all of which relates to uncertain tax positions associated with the acquisition of Manugistics, would impact our effective tax rate if recognized. Recognition of these uncertain tax positions will be treated as a component of income tax expense rather than as a reduction of goodwill. During the nine months ended September 30, 2009, there were no significant changes in our unrecognized tax benefits. It is reasonably possible that approximately $800,000 of unrecognized tax benefits will be recognized within the next twelve months. As of December 31, 2008, we had approximately $5.5 million and $7.8 million of federal and state research and development tax credit carryforwards, respectively, that expire at various dates through 2028. We have placed a full valuation allowance against the Arizona research and development credit carryforward as we do not expect to be able to utilize it prior to its expiration.
     We treat interest and penalties related to uncertain tax positions as a component of income tax expense. We have accrued interest and penalties related to uncertain tax positions of $354,000 and $323,000, net of taxes, in the nine months ended September

30, 2009 and 2008, respectively. As of September 30, 2009 and December 31, 2008 there are approximately $3.1 million and $2.6 million, respectively of interest and penalties accruals related to uncertain tax positions that are reflected in the consolidated balance sheets under the caption “Liability for uncertain tax positions.” To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision.
     We conduct business globally and, as a result, JDA Software Group, Inc. or one or more of our subsidiaries files income tax returns in the U.S. and various state and foreign jurisdictions. In the normal course of business we are subjected to examination by taxing authorities throughout the world, including significant jurisdictions in the United States, the United Kingdom, Australia and France. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003. The Internal Revenue Service has completed their examination of our 2007 tax year with no material adjustments. We also completed a tax examination in France during third quarter 2009 with no material adjustments. We currently have on-going tax examinations in Australia, Canada, Hong Kong, India, Malaysia and Singapore. We do not believe there will be any material adjustments from these audits.
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
12. Earnings per Share
     During the three and nine months ended September 30, 2009 and 2008, the Company had two classes of outstanding capital stock, common stock and Series B preferred stock. The Series B preferred stock was a participating security, such that in the event a dividend was declared or paid on the common stock, the Company would be required to simultaneously declare and pay a dividend on the Series B preferred stock as if the Series B preferred stock had been converted into common stock. Companies that have participating securities are required to apply the two-class method to compute basic earnings per share. Under the two-class computation method, basic earnings per share is calculated for each class of stock and participating security considering both dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period.
     During third quarter 2009, Thoma Bravo exercised conversion rights on 30,250 shares of the Series B preferred stock, which resulted in the issuance of 2,200,000 shares of common stock. We entered into a Purchase Agreement with Thoma Bravo on September 8, 2009 to acquire the remaining shares of Series B preferred stock for $28.1 million in cash (or $20 per share for each of the 1,403,603 shares of JDA common stock into which the Series B Preferred Stock is convertible). The agreed purchase price includes $19.5 million, which represents the conversion of 1,403,603 shares of common stock at the conversion price of $13.875, and $8.6 million, which represents consideration paid in excess of the conversion price of $13.875 ($6.125 per share). The consideration paid in excess of the conversion price has been charged to retained earnings in the same manner as a dividend on preferred stock, and reduced the income applicable to common shareholders in the calculation of earnings per share for the three and nine months ended September 30, 2009 (see Note 8). The calculation of diluted earnings (loss) per share applicable to common shareholders for the three months ended September 30, 2009 excludes the assumed conversion of the Series B preferred stock into common stock as the effect would be anti-dilutive. The calculation of diluted earnings (loss) per share applicable to common shareholders for the nine months ended September 30, 2009 includes the assumed conversion of the Series B preferred stock into common stock as of the beginning of the period, weighted for the actual days and number of shares outstanding during the nine-month period. The calculation of diluted earnings per share applicable to common shareholders for the three and nine months ended September 30, 2008 includes the assumed conversion of the Series B preferred stock into common stock as of the beginning of the period.
     The dilutive effect of outstanding stock options is included in the diluted earnings per share calculations for 2009 and 2008 using the treasury stock method. Diluted earnings per share applicable to common shareholders for the three months ended September 30, 2009 and 2008 exclude approximately 453,000 and 575,000, respectively of vested options for the purchase of common stock that have grant prices in excess of the average market price, or which are otherwise anti-dilutive. Diluted earnings per share applicable to common shareholders for the nine months ended September 30, 2009 and 2008 exclude approximately 1.1 million and 629,000, respectively of vested options for the purchase of common stock that have grant prices in excess of the average market price, or which are otherwise anti-dilutive. In addition, diluted earnings per share calculations for 2009 and 2008 exclude approximately 759,000 and 200,000 contingently issuable performance share awards or restricted stock units, respectively for which all necessary conditions have not been met (see Note 9). Earnings per share for the three and nine months ended September 30, 2009 and 2008 are calculated as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net income	$6,263	$8,242	$17,842	$16,671
Consideration paid in excess of carrying value of Series B preferred stock	(8,593)	—	(8,593)	—

Income (loss) applicable to common shareholders	$(2,330)	$8,242	$9,249	$16,671

Allocation of undistributed earnings:
Common stock	$(2,330)	$7,382	$8,463	$14,918
Series B preferred stock	—	860	786	1,753

	$(2,330)	$8,242	$9,249	$16,671

Weighted average shares:
Common stock	33,505	30,924	32,095	30,619
Series B preferred stock	—	3,604	2,981	3,604

Shares – Basic earnings per share	33,505	34,528	35,076	34,223
Dilutive common stock equivalents	—	904	253	1,038

Shares – Diluted earnings per share	33,505	35,432	35,329	35,261

Basic earnings (loss) per share applicable to:
Common stock	$(.07)	$.24	$.26	$.49

Series B preferred stock	$—	$.24	$.26	$.49

Diluted earnings (loss) per share applicable to common shareholders	$(.07)	$.23	$.26	$.47

13. Business Segments and Geographic Data
     We are a leading provider of sophisticated software solutions designed specifically to address the supply chain requirements of global consumer products companies, manufacturers, wholesale/distributors and retailers, as well as government and aerospace defense contractors and travel, transportation, hospitality and media organizations, and have licensed our software to more than 5,900 customers worldwide. Our solutions enable customers to plan, manage and optimize the coordination of supply, demand and flows of inventory throughout the supply chain to the consumer. We conduct business in three geographic regions: the Americas (United States, Canada and Latin America), EMEA (Europe, Middle East and Africa), and Asia/Pacific. Similar products and services are offered in each geographic region. Identifiable assets are also managed by geographical region. The geographic distribution of our revenues and identifiable assets is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenues:

Americas	$67,059	$68,616	$193,440	$191,421
Europe	20,601	21,168	57,440	66,553
Asia/Pacific	8,199	8,662	27,797	26,143

Total revenues	$95,859	$98,446	$278,677	$284,117

	September 30,	December 31,
	2009	2008
Identifiable assets:

Americas	$410,284	$402,350
EMEA	83,671	86,780
Asia/Pacific	42,100	35,646

Total identifiable assets	$536,055	$524,776

     Revenues for the Americas include $58.2 million and $56.7 million from the United States in third quarter 2009 and 2008, respectively and $169.0 million and $167.4 million in the nine months ended September 30, 2009 and 2008, respectively. Identifiable assets for the Americas include $387.8 million and $379.7 million in the United States as of September 30, 2009 and December 31, 2008, respectively.
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
     A summary of the revenues, operating income and depreciation attributable to each of these reportable business segments for three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenues:
Retail	$54,863	$53,378	$151,562	$150,398
Manufacturing and Distribution	33,745	39,890	103,430	118,324
Services Industries	7,251	5,178	23,685	15,395

	$95,859	$98,446	$278,677	$284,117

Operating income (loss):
Retail	$15,213	$16,114	$39,507	$40,361
Manufacturing and Distribution	13,841	16,317	40,785	44,984
Services Industries	1,027	468	7,650	1,550
Other (see below)	(20,601)	(16,914)	(59,586)	(54,587)

	$9,480	$15,985	$28,356	$32,308

Depreciation:
Retail	$1,233	$1,096	$3,394	$3,363
Manufacturing and Distribution	665	727	2,034	2,454
Services Industries	256	184	809	524

	$2,154	$2,007	$6,237	$6,341

Other:
General and administrative expenses	$12,305	$10,440	$35,001	$32,406
Amortization of intangible assets	5,753	6,075	17,880	18,227
Restructuring charge	2,543	399	6,705	3,954

	$20,601	$16,914	$59,586	$54,587

     Operating income in the Retail, Manufacturing and Distribution and Services Industries reportable business segments includes direct expenses for software licenses, maintenance services, service revenues and product development expenses, as well as allocations for sales and marketing expenses, occupancy costs, depreciation expense and amortization of acquired software technology. The “Other” caption includes general and administrative expenses and other charges that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segment.

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
     Outlook and Guidance for Second Half 2009. The following summarizes our guidance for second half 2009 and includes our estimated ranges for software revenues and total revenues. This guidance is consistent with the guidance previously provided at the end of second quarter 2009.

	Guidance for Second Half 2009		Third Quarter
	Low End	High End	2009 Results
Software revenues	$43 million	$47 million	$17 million
Total revenues	$195 million	$202 million	$96 million
     Quarter-to-quarter software sales continue to fluctuate, and as expected, software sales in third quarter 2009 were sequentially lower compared to second quarter 2009 due to the volume and timing of deals in our sales pipeline. We believe the current trend in software sales is positive, and as we enter fourth quarter 2009, our sales pipeline includes a strong representation of both large transactions greater than $1.0 million (“large transactions”) and mid-size software sales opportunities ranging from $300,000 to $1.0 million (“mid-size sales opportunities”), the majority of which are in the Americas region. We believe the current sales pipeline supports our ability to achieve the previously announced guidance for second half 2009, and, if software deals close as expected, our fourth quarter 2009 software sales should be sequentially higher compared to third quarter 2009 and range between $26 and $30 million.
     We believe the weak economy is driving some businesses in our target markets to focus on achieving more process and efficiency improvements in their operations and invest in solutions that improve operating margins, rather than make large infrastructure-type technology purchases. We believe this trend may continue for some time and that this scenario favors our solution offerings, in particular our planning and optimization applications, which are designed to provide a quick return on investment and focus on some of the largest profit drivers in our customer’s business. Not only do our solutions enable companies to free up working capital by improving inventory productivity, they can also support increased sales by improving customer service levels and optimizing pricing decisions. Our solutions also enable cost reductions such as reduced labor and transportation costs. While it is true that the economic crisis has stressed the weaker companies in our target market, we believe a much larger percentage will make proactive investments to strengthen their operations, and some will even take advantage of this situation to gain market share. We believe these trends have helped us achieve solid performance in a very difficult market, including record quarterly software sales in three of the past five quarters. We continue to believe our value proposition, business model and financial health are all in excellent condition.
     Maintenance services revenues were in line with our expectations in third quarter 2009, and it appears our maintenance renewals have stabilized. However, as a result of the current economic environment, we expect our average annualized maintenance retention rate to range from 91% to 92% for the full year 2009 assuming a constant currency. This range is consistent with the guidance previously provided at the end of second quarter 2009. Volatility in foreign currency exchange rates significantly impacts our maintenance services revenue. For example, unfavorable foreign exchange rate variances reduced maintenance services revenues in third quarter 2009 by $2.0 million compared to third quarter 2008, and increased maintenance services revenue by $989,000 compared to second quarter 2009. Excluding any further impacts from currency rate fluctuations, we expect maintenance services revenues for second half 2009 to be flat or slightly higher compared to first half 2009. We believe maintenance services revenues from new software sales will continue to offset the impact of attrition in our existing customer base.
     Our consulting services business has begun to show signs of recovery and we believe this part of our business has started to move in a positive direction. Consulting services is a lagging indicator for the Company, and for the first time in over a year, quarterly results from our consulting services business have improved in year-over-year comparisons. We believe our successful software sales performance in recent quarters has started to drive improvements in consulting services revenues and our service margins. Service revenues increased $4.6 million, or 16%, to $33.6 million in third quarter 2009 compared to $29.0 million in third quarter 2008, and service margins improved to 26% from 21%, respectively. Third quarter 2009 service revenues include $1.1 million of consulting work performed during second quarter 2009 that could not be recognized until third quarter 2009. Excluding the non-recurring impact of this consulting work, service revenues in third quarter 2009 increased $3.5 million or 12% compared to third quarter 2008 and service margins improved to 23% from 21%, respectively. The improvement in service margins is consistent with our expectation that service margins would gradually increase throughout 2009. We have realized a sharp improvement over the past two quarters in the volume of work and implementation projects executed through our Center of Excellence (“CoE”). In third quarter 2009, approximately 8% of all billable hours were delivered through the CoE compared to 7% in second quarter 2009 and less than 1% in third quarter 2008. We expect the normal decrease in billable hours during the fourth quarter holiday season and a modest sequential drop in service margins compared to the adjusted third quarter 2009 service margin that excludes the non-recurring impact of the $1.1 million in consulting services.
     We Have Announced a New Growth and Investment Strategy in China. We announced a two-year plan in second quarter 2009 to significantly increase the number of Chinese nationals available to serve existing and future customers in China. The new Chinese associates will primarily fill support, consulting and sales roles. As part of this strategy, we are opening a new services and support center in Shanghai. The center will be staffed with solution experts in both retail and supply chain management that can offer workshops on global best practices and address the growing demand from local manufacturers, wholesalers and retailers for best-of-breed integrated supply chain and merchandising solutions. We do not expect this strategy to provide immediate results in 2009; however we do believe it will drive growth in our Asia/Pacific region in 2010.
     We Have Acquired an Equity Interest in Our Leading European Reseller. In July 2009, we purchased 49.1% of the registered share capital of Strategix Enterprise Technology GMBH and Strategix Enterprise Technology sp.z.o.o. (collectively, “Strategix”) for cash. The initial investment, which is not material to our financial statements, is reflected in the condensed consolidated balance sheet under the caption “Other non-current assets” and in the condensed consolidated statement of cash flows as an investing activity under the caption “Payment of direct costs related to acquisitions.” We will adjust the initial investment and record our equity share of earnings or losses on a one-quarter lag beginning in fourth quarter 2009. The transaction provides for additional annual purchase price earn-outs in each of 2009, 2010 and 2011 if defined performance milestones are achieved. The Company also has an option to purchase the remaining registered share capital of Strategix beginning on the third anniversary date of the transaction based on defined operating metrics. Strategix has been a distributor of our supply and category management applications in Central and Eastern Europe and Russia since 2004. As part of this transaction, Strategix will now have access to our entire suite of products, and we believe such access will expand our presence with retail, manufacturing and wholesale-distribution customers in these markets. We have also acquired the rights to various applications developed by Strategix that are designed to enhance certain of our space and category management solutions, plus a suite of SAP integration tools.
     We Will Continue to Focus on Fully Leveraging Our Investment in the Center of Excellence. The CoE has significantly expanded our overall capacity and provides us with the potential to substantially reduce our operating costs without compromising the quality of our services. Although we have not yet fully utilized certain of the service capabilities of the CoE, we believe significant progress has been made in the nine months ended September 30, 2009. We are beginning to gain leverage from the CoE in our consulting services business, and we expect the overall share of consulting services work performed by the CoE will continue to increase in fourth quarter 2009. We also believe there are additional opportunities to further leverage the CoE in our customer support organization. The CoE is designed to complement and enhance our existing on-shore business model, not replace it. Our goal is to achieve all of these benefits without sacrificing our capability to work face-to-face with our customers, most of which are in the Americas and Europe.
     We Have Repurchased All Remaining Shares of Redeemable Preferred Stock. In connection with the Manugistics acquisition in 2006, we issued 50,000 shares of Series B preferred stock to funds affiliated with Thoma Bravo, a private equity investment firm, for $50 million in cash. The Series B preferred stock was convertible, at any time in whole or in part, into a maximum of 3,603,603 shares of common stock based on an agreed conversion rate of $13.875. During third quarter 2009, Thoma Bravo exercised conversion rights on 30,525 shares of the Series B preferred stock, which resulted in the issuance of 2,200,000 shares of common stock. We recorded a $30.5 million adjustment to reduce the carrying value of the redeemable preferred stock ($13.875 per share for each of the 2,200,000 shares of common stock), and increased common stock for the par value of converted shares ($22,000) and additional paid-in capital ($30.5 million).
     We entered into stock purchase agreement (the “Purchase Agreement”) with Thoma Bravo on September 8, 2009 to acquire the remaining shares of Series B preferred stock for $28.1 million in cash (or $20 per share for each of the 1,403,603 shares of common stock into which the Series B preferred stock is convertible). The agreed purchase price includes $19.5 million, which represents the conversion of 1,403,603 shares of common stock at the conversion price of $13.875, and $8.6 million, which represents consideration paid in excess of the conversion price of $13.875 ($6.125 per share). The consideration paid in excess of the conversion price has been charged to retained earnings in the same manner as a dividend on preferred stock, and reduced the income applicable to common shareholders in the calculation of earnings per share for the three and nine months ended September 30, 2009 (see Note 12).

As part of the Purchase Agreement, we also repurchased 100,000 shares of our common stock held by Thoma Bravo for $2.0 million, or $20 per share.
     Holders of the Series B Preferred Stock were entitled as a class to elect a director to our Board. Mr. Orlando Bravo, a Managing Partner with Thoma Bravo, was appointed to and has served as a member of our Board since 2006. Mr. Bravo resigned from our Board upon the closing of the Purchase Agreement.
     We Will Continue to Actively Look for Strategic Acquisition Opportunities. Acquisitions are an integral part of our overall growth plan, and we believe the current environment is likely to create acquisition opportunities. We also believe the changes that have been implemented in our executive leadership structure (see Appointment of New Executive Officers) better position the Company to execute its growth initiatives.
     Appointment of New Executive Officers. During third quarter 2009, we announced the appointment of Peter S. Hathaway to the position of Executive Vice President and Chief Financial Officer and Jason B. Zintak to the newly created position of Executive Vice President, Sales and Marketing. Mr. Hathaway is responsible for our finance, accounting, investor relations and information technology groups and replaces Kristen L. Magnuson who resigned effective July 5, 2009. Mr. Zintak is responsible for our worldwide sales and marketing operations, our partner and alliances programs, and industry operations, including the Company’s Services Industries business segment. We have entered into employment agreements with Mr. Hathaway and Mr. Zintak under which they receive a base salary and both are eligible to participate in our executive cash incentive plan. In order to induce Mr. Hathaway and Mr. Zintak to accept employment, the Compensation Committee granted certain equity awards outside of the terms of the 2005 Incentive Plan and pursuant to NASDAQ Marketplace Rule 5635(c)(4).
(i)	100,000 shares of restricted stock with a grant date fair value of $1.8 million were granted to Mr. Hathaway (50,000 shares) and Mr. Zintak (50,000 shares). The restricted stock awards vest over a three-year period, with one-third vesting on the first anniversary of their employment with the remainder vesting ratably over the subsequent 24-month period. A deferred compensation charge of $1.8 million has been recorded in the equity section of our balance sheet for the total grant date fair value of the restricted stock. Stock-based compensation is being recorded on a graded vesting basis over requisite service periods that run from their effective dates of employment through June 2012. During third quarter 2009, we recorded $249,000 in stock-based compensation related to these awards.

(ii)	55,000 performance share awards will be issued to Mr. Hathaway (25,000 shares up to a maximum of 31,250 shares) and Mr. Zintak (30,000 shares up to a maximum of 37,500 shares) if we are able to achieve the adjusted EBITDA performance threshold goal defined under the 2009 Performance Program. Under the terms of the grants, a partial pro-rata issuance of performance share awards will be made if we achieve a minimum adjusted EBITDA performance threshold. The performance share awards, if any, will be issued after the confirmation of our 2009 financial results in January 2010 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. The Company’s performance against the defined performance threshold goal is being evaluated on a quarterly basis throughout 2009 and share-based compensation recognized over the requisite service periods that run from their effective dates of employment through January 2012. A deferred compensation charge of $1.1 million has been recorded in the equity section of our balance sheet, with a related increase to additional paid-in capital, for the total grant date fair value of the current estimated awards to be issued. Although all necessary service and performance conditions have not been met through September 30, 2009, based on our results for the nine months ended September 30, 2009 and the outlook for the remainder of the year, we have recorded $543,000 in stock-based compensation related to these awards in third quarter 2009. We currently expect to recognize approximately $724,000 of this award as stock-based compensation in 2009.

(iii)	100,000 restricted stock units with a grant date fair value of $1.8 million were granted to Mr. Hathaway (50,000 shares) and Mr. Zintak (50,000 shares) that will vest in defined tranches if and when the Company achieves certain pre-defined performance milestones. No deferred compensation charge has been recorded in the equity section of our balance sheet, nor has any share-based compensation expense been recognized related to these grants as management is unable to determine if it is probable the pre-defined performance milestones will be attained.
     Separation Agreements with Former Executive Officers. We entered into separation agreements with Kristen L. Magnuson, our former Executive Vice President and Chief Financial Officer in second quarter 2009 and Christopher J. Koziol, our former Chief Operating Officer in third quarter 2009. Pursuant to these agreements Ms. Magnuson and Mr. Koziol received lump sum severance payments of approximately $825,000 and $898,000, respectively and all unvested equity awards granted under the 2005 Incentive

Plan vested immediately as of their date of resignation. We recorded additional share-based compensation expense related to this accelerated vesting of $175,000 for Ms. Magnuson and $140,000 for Mr. Koziol, which has been included in the second and third quarter 2009 restructuring charges, respectively. The following summarizes the unvested restricted stock units and performance awards granted to Ms. Magnuson and Mr. Koziol that vested immediately as of their date of resignation:

Type of Award	Original Grant Date	Kristen L. Magnuson	Christopher J. Koziol
		(Resigned July 5, 2009)	(Resigned August 3, 2009)
Restricted Stock Units	March 13, 2007	6,805	5,722
Restricted Stock Units	May 14, 2007	903	761
Performance Shares	February 7, 2008	9,600	7,856
     Share-Based Compensation Expense. We recorded share-based compensation expense of $6.4 million and $3.1 million in nine months ended September 30, 2009 and 2008, respectively and as of September 30, 2009, we have included $7.7 million of deferred compensation in stockholders’ equity. A summary of total stock-based compensation by expense category for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Cost of maintenance services	$206	$49	$474	$205
Cost of consulting services	411	48	882	303
Product development	234	115	594	354
Sales and marketing	667	307	1,736	810
General and administrative	1,327	392	2,726	1,463

Total stock-based compensation	$2,845	$911	$6,412	$3,135

Results of Operations
     The following table sets forth certain selected financial information expressed as a percentage of total revenues and certain gross margin data expressed as a percentage of software license revenue, maintenance services revenue, product revenues or services revenues, as appropriate, for the three and nine months ended September 30, 2009 and 2008:

	Three Months		Nine Months
	Ended Sept. 30,		Ended Sept. 30,
	2009	2008	2009	2008
REVENUES:
Software licenses	18%	23%	22%	20%
Maintenance services	47%	47%	47%	49%

Product revenues	65%	70%	69%	69%

Consulting services	32%	27%	28%	28%
Reimbursed expenses	3%	3%	3%	3%

Service revenues	35%	30%	31%	31%

Total revenues	100%	100%	100%	100%

COST OF REVENUES:

Cost of software licenses	1%	1%	1%	1%
Amortization of acquired software technology	1%	1%	1%	1%
Cost of maintenance services	11%	12%	11%	12%

Cost of product revenues	13%	14%	13%	14%

Cost of consulting services	23%	20%	22%	21%
Reimbursed expenses	3%	3%	3%	3%

Cost of service revenues	26%	23%	25%	24%

Total cost of revenues	39%	37%	38%	38%

GROSS PROFIT	61%	63%	62%	62%

OPERATING EXPENSES:

Product development	13%	14%	14%	14%
Sales and marketing	16%	16%	17%	17%
General and administrative	13%	11%	13%	12%
Amortization of intangibles	6%	6%	6%	6%
Restructuring charges and adjustments to acquisition-related reserves	3%	—%	2%	1%

Total operating expenses	51%	47%	52%	50%

OPERATING INCOME	10%	16%	10%	12%

Interest expense and amortization of loan fees	—%	(2%)	—%	(3%)
Interest income and other, net	1%	—%	—%	1%

INCOME BEFORE INCOME TAX PROVISION	11%	14%	10%	10%

Income tax provision	4%	6%	4%	4%

NET INCOME	7%	8%	6%	6%

Gross margin on software licenses	97%	97%	96%	97%
Gross margin on maintenance services	76%	75%	76%	75%
Gross margin on product revenues	80%	81%	80%	80%
Gross margin on service revenues	26%	21%	20%	21%

     The following table sets forth a comparison of selected financial information, expressed as a percentage change between quarters for the three and nine months ended September 30, 2009 and 2008. In addition, the table sets forth cost of revenues and product development expenses expressed as a percentage of the related revenues:

		% Change			% Change
	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2009 to 2008	2008	2009	2009 to 2008	2008
Revenues:

Software licenses	$17,250	(25%)	$23,011	$60,160	3%	$58,593
Maintenance	45,010	(3%)	46,388	132,378	(5%)	138,843

Product revenues	62,260	(10%)	69,399	192,538	2%	197,436
Service revenues	33,599	16%	29,047	86,139	(1%)	86,681

Total revenues	95,859	(3%)	98,446	278,677	(2%)	284,117

Cost of Revenues:

Software licenses	580	(5%)	613	2,417	20%	2,009
Amortization of acquired software technology	966	(26%)	1,309	2,954	(31%)	4,270
Maintenance services	10,883	(5%)	11,513	32,416	(5%)	34,145

Product revenues	12,429	(7%)	13,435	37,787	(6%)	40,424
Service revenues	24,966	9%	22,925	68,906	—%	68,864

Total cost of revenues	37,395	3%	36,360	106,693	(2%)	109,288

Gross Profit	58,464	(6%)	62,086	171,984	(2%)	174,829

Operating Expenses:

Product development	12,495	(6%)	13,288	37,732	(6%)	40,196
Sales and marketing	15,888	—%	15,899	46,310	(3%)	47,738
General and administrative	12,305	18%	10,440	35,001	8%	32,406

	40,688	3%	39,627	119,043	(1%)	120,340

Amortization of intangibles	5,753	(5%)	6,075	17,880	(2%)	18,227
Restructuring charge and adjustments to acquisition-related reserves	2,543	537%	399	6,705	70%	3,954

Operating Income	$9,480	(41%)	$15,985	$28,356	(12%)	$32,308

Cost of Revenues as a % of related revenues:
Software licenses	3%		3%	4%		3%
Maintenance services	24%		25%	24%		25%
Product revenues	20%		19%	20%		20%
Service revenues	74%		79%	80%		79%

Product Development as a % of product revenues	20%		19%	20%		20%

     The following tables set forth selected comparative financial information on revenues in our business segments and geographical regions, expressed as a percentage change between the three and nine months ended September 30, 2009 and 2008. In addition, the tables set forth the contribution of each business segment and geographical region to total revenues in the three and nine months ended September 30, 2009 and 2008, expressed as a percentage of total revenues:

			Manufacturing &
	Retail		Distribution		Services Industries
	Sept. 30, 2009 vs. 2008		Sept. 30, 2009 vs. 2008		Sept. 30, 2009 vs. 2008
	Quarter	Nine Months	Quarter	Nine Months	Quarter	Nine Months
Software licenses	(22%)	(7%)	(34%)	(10%)	(15%)	123%

Maintenance services	1%	(1%)	(9%)	(9%)	40%	13%

Product revenues	(8%)	(3%)	(14%)	(9%)	12%	76%
Service revenues	26%	8%	(19%)	(22%)	62%	28%

Total revenues	3%	1%	(15%)	(13%)	40%	54%

Product development	(3%)	2%	(5%)	(9%)	(30%)	(36%)
Sales and marketing	8%	(1%)	(27%)	(17%)	53%	48%
Operating income	(6%)	(2%)	(15%)	(9%)	119%	394%

Contribution to Total Revenues
Retail				Manufacturing & Distribution				Services Industries
Quarter		Nine Months		Quarter		Nine Months		Quarter		Nine Months
2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
57%	54%	54%	53%	35%	41%	37%	42%	8%	5%	9%	5%

	The Americas		EMEA		Asia/Pacific
	Sept. 30, 2009 vs. 2008		Sept. 30, 2009 vs. 2008		Sept. 30, 2009 vs. 2008
	Quarter	Nine Months	Quarter	Nine Months	Quarter	Nine Months
Software licenses	(28%)	(4%)	16%	(6%)	(73%)	67%
Maintenance services	(3%)	(2%)	(4%)	(11%)	(2%)	(6%)

Product revenues	(12%)	(3%)	1%	(10%)	(27%)	19%
Service revenues	20%	9%	(12%)	(25%)	37%	(17%)

Total revenues	(2%)	1%	(3%)	(14%)	(5%)	6%

Contribution to Total Revenues
The Americas				EMEA				Asia/Pacific
Quarter		Nine Months		Quarter		Nine Months		Quarter		Nine Months
2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
70%	70%	69%	67%	21%	21%	21%	24%	9%	9%	10%	9%
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Software License Revenues
     Software license sales decreased 25% to $17.3 million in third quarter 2009 compared to $23.0 million in third quarter 2008, and includes decreases in software license sales of 28% and 73% in the Americas and Asia/Pacific regions, respectively, offset in part by a 16% increase in the EMEA region. The decrease in software license sales is due primarily to the volume and timing of deals in our sales pipeline. We closed one large transaction greater than $1.0 million (“large transactions”) in third quarter 2009 compared to four in third quarter 2008. We believe our competitive position remains strong, and we have maintained consistently high competitive win rates in our markets. We continue to have significant back-selling opportunities as 81% and 72% of our software license sales in third quarter 2009 and 2008, respectively, came from install-base customers. Our average sale price (“ASP”) remains strong compared to historical benchmarks and was $733,000 for the 12-month period ended September 30, 2009, compared to

$520,000 in the 12-month period ended September 30, 2008 and to our all-time high of $819,000 in the 12-month period ended June 30, 2009, which was largely driven by one large transaction.
     Software License Results by Region. The following table summarizes software license revenues by region for third quarter 2009 and 2008:

	Three Months Ended September 30,
Region	2009	2008	$ Change	% Change
Americas	$12,624	$17,503	$(4,879)	(28%)
EMEA	4,084	3,516	568	16%
Asia/Pacific	542	1,992	(1,450)	(73%)

Total	$17,250	$23,011	$(5,761)	(25%)

     The decrease in software sales performance in the Americas region in third quarter 2009 compared to third quarter 2008 is due primarily to a decrease in the number of large transactions. There was one large transaction in the Americas region in third quarter 2009 compared to four in third quarter 2008. The Americas region, and in particular North America, has performed consistently in a difficult economic environment over the past four quarters and, as we enter fourth quarter, the Americas sales pipeline includes a strong representation of both large transactions and mid-size sales opportunities. The Americas region is our largest region and, as a result, we believe the software sales performance in this region will continue to be a key driver of our overall success.
     The increase in software sales in the EMEA region in third quarter 2009 compared to third quarter 2008 is due primarily to an increase in contractual revenues from a new customer that are being recognized on a percentage of completion basis. Software sales in the EMEA region appear to be improving under the direction of the new regional management team that was hired in first half 2009, and as a result of other fundamental changes to the organizational structure that have improved the performance and business development activities in the region. While there are still challenges, we believe the prospects and sales pipeline in the EMEA region have improved as we enter fourth quarter 2009.
     The Asia/Pacific region continues to perform below our expectations, and we expect the underlying trend in software sales to remain relatively soft in the region in fourth quarter 2009. The region has operated under new sales management and with a substantially new sales team during all of 2009. We believe the changes that have been made in the sales function during 2009 can ultimately improve the sales execution and performance in the Asia/Pacific region over the course of 2010.
Software License Results by Reportable Business Segment.
     Retail. Software license revenues in this reportable business segment decreased 22% in third quarter 2009 compared to third quarter 2008, due primarily to a decrease in the number of large transactions. There was one large transaction in this reportable business segment in third quarter 2009 compared to three in third quarter 2008.
     Manufacturing & Distribution. Software license revenues in this reportable business segment decreased 34% in third quarter 2009 compared to third quarter 2008, due primarily to a decrease in the number of large transactions and mid-size sales opportunities. There were no large transactions in this reportable business segment in third quarter 2009 compared to one in third quarter 2008.
     Services Industries. Software license revenues in this reportable business segment decreased 15% in third quarter 2009 compared to third quarter 2008, due primarily to a decrease in the amount of contractual revenues being recognized on a percentage of completion basis. There were no large transactions in this reportable business segment in either third quarter 2009 or 2008.
Maintenance Services
     Maintenance services revenues decreased $1.4 million, or 3%, to $45.0 million in third quarter 2009 compared to $46.4 million in third quarter 2008, and represented 47% of total revenues in both of these periods. Unfavorable foreign exchange rate variances reduced maintenance services revenues in third quarter 2009 by $2.0 million compared to third quarter 2008 due primarily to the strengthening of the U.S. Dollar against European currencies. Excluding the impact of the unfavorable foreign exchange rate variance, maintenance services revenues increased approximately $600,000 in third quarter 2009 compared to third quarter 2008 as maintenance revenues from new software sales, rate increases on annual renewals and reinstatements of previously suspended and cancelled maintenance agreements more than offset decreases in recurring maintenance revenues due to attrition.

Service Revenues
     Service revenues, which include consulting services, hosting services and training revenues, net revenues from our hardware reseller business and reimbursed expenses, increased $4.6 million, or 16%, to $33.6 million in third quarter 2009 compared to $29.0 million in third quarter 2008. Third quarter 2009 service revenues include $1.1 million of consulting work performed during second quarter 2009 that could not be recognized until third quarter 2009. Excluding the non-recurring impact of this consulting work, service revenues in third quarter 2009 increased $3.5 million or 12% compared to third quarter 2008. The increase in service revenues is due to a 22% increase in billable hours, primarily from large projects in the Americas region and the Services Industries reportable business segment, offset in part by a decrease in our realized average hourly billing rates. Our global utilization rate was 61% in third quarter 2009 compared to 52% in third quarter 2008, and our realized average hourly billing rates were $193 and $198 per hour, respectively, in these periods. The decrease in realized average hourly billing rates reflects the increased utilization of service resources at the CoE. Since billing rates for CoE associates are lower than the rates typically charged for on-shore service resources, as the number of hours of work performed at the CoE increases, it will have the effect of reducing our overall realized average hourly billing rates. The overall service gross profit percentage for services provided through the CoE is typically higher, however, than the service gross profit percentage for services provided by our higher cost on-shore operations.
     Fixed bid consulting services work represented 18% of total consulting services revenue in third quarter 2009 compared to 14% in third quarter 2008.
Cost of Product Revenues
     Cost of Software Licenses. Cost of software licenses decreased $33,000 in third quarter 2009 compared to third quarter 2008. The decrease is due primarily to a decrease in certain third-party applications that we resell and royalties on embedded third-party software applications.
     Amortization of Acquired Software Technology. Amortization of acquired software technology decreased $343,000 in third quarter 2009 compared to third quarter 2008. The decrease is due primarily to a decrease in amortization on certain software technology acquired from E3 Corporation in 2001 that has now been fully amortized.
     Cost of Maintenance Services. Cost of maintenance services decreased $630,000 in third quarter 2009 compared to third quarter 2008. The decrease is due primarily to a decrease in salaries and related benefits, offset in part by an increase in stock-based incentive compensation. Although the average customer support headcount increased 2% in third quarter 2009 compared to third quarter 2008, salaries and related benefits decreased approximately $581,000 as new and replacement positions were filled with lower cost resources at the CoE. As of September 30, 2009, we had 302 employees in customer support functions compared to 304 at June 30, 2009 and 294 at September 30, 2008. The headcount totals include 55 FTE, 52 FTE and 34 FTE in customer support functions at the CoE, respectively.
Cost of Service Revenues
     Cost of service revenues increased $2.0 million in third quarter 2009 compared to third quarter 2008. The increase is due primarily to a $1.3 million increase in incentive compensation (bonuses and share-based compensation), a $605,000 increase in outside contractor costs and a $482,000 decrease in cost transfers for service personnel used to support the activities in other functional groups. In addition, although the average services headcount decreased 1% in third quarter 2009 compared to third quarter 2008, salaries and related benefits decreased $300,000 or approximately 2% as new and replacement positions were filled with lower cost resources at the CoE. As of September 30, 2009 we had 448 employees in service functions compared to 443 at June 30, 2009 and 453 at September 30, 2008. The headcount totals include 53 FTE, 50 FTE and 48 FTE in service functions at the CoE, respectively.
Gross Profit
     Gross profit dollars decreased $3.6 to $58.5 million in third quarter 2009 compared to $62.1 million in third quarter 2008. The decrease in gross profit dollars is due primarily to the $5.8 million decrease in software license sales and a $2.0 million increase in cost of service revenues, offset in part by the $4.6 million increase in service revenues. The gross margin percentage decreased to 61% in third quarter 2009 compared to 63% in third quarter 2008 due primarily to the decrease in software license revenues, which have a higher gross margin than maintenance and service revenues.
     Maintenance services gross profit dollars decreased $748,000 to $34.1 million in third quarter 2009 compared to $34.9 million in third quarter 2008, and represented 76% and 75% of maintenance services revenues in these periods, respectively. The decrease in maintenance services gross profit dollars is due primarily to the $1.4 million decrease in maintenance services revenues, offset in part by the $630,000 decrease in cost of maintenance services.
     Service gross profit dollars increased $2.5 million to $8.6 million in third quarter 2009 compared to $6.1 million in third quarter 2008, and represented 26% and 21% of service revenues in these periods, respectively. The increase in service gross profit dollars is due primarily to the $4.6 million increase in service revenues, offset in part by the $2.0 million increase in cost of service revenues.
Operating Expenses
     Operating expenses, excluding amortization of intangibles and restructuring charges, increased $1.1 million, or 3%, to $40.7 million in third quarter 2009 compared to $39.6 million in third quarter 2008. The increase is due primarily to a $1.4 million increase in share-based compensation, which is largely attributable to new senior executive leadership positions, a $631,000 increase in legal and accounting costs and a $600,000 increase in the provision for doubtful accounts, offset in part by a $762,000 decrease in commissions due to the Company’s lower operating performance and a decrease in salaries and related benefits as new and replacement positions were filled with lower cost resources at the CoE.
     Product Development. Product development expense decreased $793,000, or 6%, to $12.5 million in third quarter 2009 compared to $13.3 million in third quarter 2008. The decrease is due primarily to a $377,000 decrease in salaries and related benefits and a $474,000 decrease in cost transfers from other functional groups for personnel used to support product development activities. Although the average product development headcount increased nearly 10% in third quarter 2009 compared to third quarter 2008, salaries and related benefits decreased approximately 4% as new and replacement positions were filled with lower cost resources at the CoE. As of September 30, 2009 we had 581 employees in product development compared to 575 at June 30, 2009 and 535 at September 30, 2008. The headcount totals include 391 FTE, 377 FTE and 322 FTE in product development functions at the CoE, respectively.
     Sales and Marketing. Sales and marketing expense was $15.9 million in third quarter 2009, which is flat compared to third quarter 2008. Sales commissions decreased $762,000 in third quarter 2009 compared to third quarter 2008 due to the 25% decrease in software license revenues. This decrease was substantially offset by a $360,000 increase in stock-based compensation in third quarter 2009 compared to third quarter 2008, an increase in salaries and related benefits resulting from a 7% increase in average sales and marketing headcount, and a $211,000 increase in outside contractor costs. As of September 30, 2009 we had 229 employees in sales and marketing compared to 225 at June 30, 2009 and 212 at September 30, 2008, including quota carrying sales associates of 75, 72, and 63, respectively.
     General and Administrative. General and administrative expense increased $1.9 million, or 18%, to $12.3 million in third quarter 2009 compared to $10.4 million in third quarter 2008. The increase is due primarily to a $935,000 increase in share-based compensation. Our 2009 Performance Program provides for twice as many potential equity awards and related expense as the 2008 Performance Program. The increase in general and administrative expense in third quarter 2009 compared to third quarter 2008 also includes a $631,000 increase in legal and accounting fees and a $600,000 increase in the provision for doubtful accounts, offset in part by a decrease in salaries and benefits as certain new and replacement internal information technology positions were filled with lower cost resources at the CoE. As of September 30, 2009 we had 238 employees in general and administrative functions compared to 247 at June 30, 2009 and 245 at September 30, 2008. The headcount totals include 55 FTE, 51 FTE and 38 FTE in general and administrative functions at the CoE, respectively.
     Restructuring Charges and Adjustments to Acquisition-Related Reserves. We recorded a restructuring charge of $2.6 million in third quarter 2009. This charge includes termination benefits related to a workforce reduction of 14 FTE and is primarily associated with the transition of additional on-shore activities to the CoE and certain restructuring activities in the EMEA sales organization. In addition, the charge includes $1.0 million in severance and other termination benefits under a separation agreement with our former Chief Operating Officer.
     We recorded a restructuring charge of $435,000 in third quarter 2008 for termination benefits related to a workforce reduction of 7 FTE primarily in product development, consulting and sales-related positions in the United States. This charge is primarily associated with our transition of certain on-shore activities to the CoE. In addition, we reduced the Manugistics acquisition reserves by $36,000 in second quarter 2008 due to our revised estimate of the reserves for employee severance and termination benefits.

Operating Income
     Operating income decreased $6.5 million to $9.5 million in third quarter 2009 compared to $16.0 million in third quarter 2008. The increase is due primarily to the $2.6 million decrease in revenues, a restructuring charge that was $2.1 million larger than one in the same period of 2008, and increases in total cost of revenues and total operating expenses of $1.0 million and $1.1 million, respectively.
     Operating income in our Retail reportable business segment decreased $901,000 to $15.2 million in third quarter 2009 compared to $16.1 million in third quarter 2008. The increase is due primarily to a $3.0 million decrease in product revenues and a $1.8 million increase in total cost of revenues, offset in part by $4.5 million increase in services revenues.
     Operating income in our Manufacturing and Distribution reportable business segment decreased $2.5 million to $13.8 million in third quarter 2009 compared to $16.3 million in third quarter 2008. The decrease is due primarily to decreases in product and services revenues of $4.4 million and $1.7 million, respectively, offset in part by decreases in total cost of revenues and total operating costs of $2.0 million and $1.6 million, respectively.
     Operating income in our Services Industries reportable business segment increased $559,000 to $1.0 million in third quarter 2009 compared to $468,000 in third quarter 2008. The increase is due primarily to a $1.8 million increase in services revenues, offset in part by an $1.3 million increase in total cost of revenues.
     The combined operating income reported in the reportable business segments excludes $20.6 million and $16.9 million of general and administrative expenses and other charges in third quarter 2009 and 2008, respectively, that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segments.
Other Income (Expense)
     Interest Expense and Amortization of Loan Fees. The decrease in interest expense and amortization of loan fees in third quarter 2009 compared to third quarter 2008 is due primarily to the repayment in full of outstanding borrowings on our long-term debt in 2008. During 2008 we repaid the remaining $99.6 million balance of our long-term debt, including $80.5 million on October 1, 2008.
     Interest Income and Other, Net. The increase in interest income and other, net in third quarter 2009 compared to third quarter 2008 is due primarily to changes in foreign currency gains and losses and a $427,000 decrease in interest on invested funds. We recorded a net foreign currency exchange gain of $825,000 in third quarter 2009 compared to a net foreign currency exchange loss of $608,000 in third quarter 2008.
Income Tax Provision
     We calculate our tax provision on an interim basis using the year-to-date effective tax rate and record discrete tax adjustments in the reporting period in which they occur. Because the Company is subject to income taxes in numerous jurisdictions and the timing of software and consulting income by jurisdiction can vary significantly, we are unable to reliably estimate an overall annual effective tax rate. A summary of the income tax provision recorded in third quarter 2009 and 2008 is as follows:

	Three Months Ended
	September 30,
	2009	2008
Income before income tax provision	$10,140	$13,683

Income tax provision at federal statutory rate	$3,549	$4,789
State income taxes	306	446
Research and development credit	(420)	—
Foreign tax rate differential	(32)	(6)
Interest and penalties on uncertain tax positions	118	108
Other, net	356	104

Income tax provision	$3,877	$5,441

Effective tax rate	38%	40%

     The income tax provision recorded in the three months ended September 30, 2009 and 2008 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during third quarter 2009 and 2008 of $1.7 million and $30,000, respectively. These excess tax benefits will reduce our income tax liabilities in future periods and result in an increase to additional paid-in capital as we are able to utilize them.
     The effective tax rate in third quarter 2009 is higher than the United States federal statutory rate of 35% due primarily to the mix of income by state jurisdiction, non-deductible permanent differences and interest and penalties on uncertain tax positions, offset in part by utilization of research and development credits (“R&D credits”). The effective tax rate in third quarter 2008 is higher than the United States federal statutory rate of 35% due primarily to our inability to utilize R&D credits as Congress had not yet approved an extension of the R&D credits for 2008.
Consideration Paid in Excess of Carrying Value on the Repurchase of Redeemable Preferred Stock
     We entered into a Purchase Agreement with Thoma Bravo on September 8, 2009 to acquire the remaining shares of Series B preferred stock for $28.1 million in cash (or $20 per share for each of the 1,403,603 shares of JDA common stock into which the Series B Preferred Stock is convertible). The agreed purchase price includes $19.5 million, which represents the conversion of 1,403,603 shares of common stock at the conversion price of $13.875, and $8.6 million, which represents consideration paid in excess of the conversion price of $13.875 ($6.125 per share). The consideration paid in excess of the conversion price has been charged to retained earnings in the same manner as a dividend on preferred stock, and will reduce the income applicable to common shareholders in the calculation of earnings per share for the three months ended September 30, 2009
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Software Revenues
     Software License Results by Region. The following table summarizes software license revenues by region for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
Region	2009	2008	$Change	% Change
Americas	$38,086	$39,685	$(1,599)	(4%)
EMEA	12,266	13,025	(759)	(6%)
Asia/Pacific	9,808	5,883	3,925	67%

Total	$60,160	$58,593	$1,567	3%

     The decrease in software license revenues in the Americas region in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is due primarily to a decrease in the number of large transactions, offset in part by an increase in mid-size software sales, particularly in North America. There were six large transactions in the Americas region in the nine months ended September 30, 2009 compared to eight in the nine months ended September 30, 2008.
     The decrease in software license revenues in the EMEA region in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is due primarily to a decrease in the number of large transactions. There were two large transactions in the EMEA region in the nine months ended September 30, 2009 compared to three in the nine months ended September 30, 2008. One of the large transactions in the nine months ended September 30, 2009 is being recognized on a percentage of completion basis and to date we have recognized approximately 66% of the software license fee.
     The increase in software license revenues in the Asia/Pacific region in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is due primarily to the size of one large transaction. There was one large transaction in the Asia/Pacific region in both the nine months ended September 30, 2009 and 2008.
Software License Results by Reportable Business Segment.
     Retail. Software license revenues in this reportable business segment decreased 7% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, due primarily to a decrease in the number of large transactions. There were six large transactions in this reportable business segment in the nine months ended September 30, 2009 compared to nine in the nine months ended September 30, 2008.
     Manufacturing & Distribution. Software license revenues in this reportable business segment decreased 10% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, due primarily to a decrease in the size of large transactions and a decrease in follow-on sales to existing customers for new product or to expand the scope of an existing license. There was one large transaction in this reportable business segment in both the nine months ended September 30, 2009 and 2008.
     Services Industries. Software license revenues in this reportable business segment increased 123% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, due to an increase in the size of large transactions. There were two large transactions in this reportable business segment in both the nine months ended September 30, 2009 and 2008. One of the large transactions in the nine months ended September 30, 2009 is being recognized on a percentage of completion basis and to date we have recognized approximately 66% of the software license fee.
Maintenance Services
     Maintenance services revenues decreased $6.5 million, or 5%, to $132.4 million in the nine months ended September 30, 2009 compared to $138.8 million in the nine months ended September 30, 2008, and represented 47% and 49% of total revenues, respectively, in these periods. Unfavorable foreign exchange rate variances reduced maintenance services revenues in the nine months ended September 30, 2009 by $8.4 million compared to the nine months ended September 30, 2008 due primarily to the strengthening of the U.S. Dollar against European currencies. Excluding the impact of the unfavorable foreign exchange rate variance, maintenance services revenues increased approximately $1.9 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 as maintenance revenues from new software sales, rate increases on annual renewals and reinstatements of previously suspended and cancelled maintenance agreements more than offset decreases in recurring maintenance revenues due to attrition.
Service Revenues
     Service revenues, which include consulting services, hosting services and training revenues, net revenues from our hardware reseller business and reimbursed expenses, decreased $542,000, or 1%, to $86.1 million in the nine months ended September 30, 2009 compared to $86.7 million in the nine months ended September 30, 2008. The decrease is due primarily to a decrease in consulting services revenue and lower realized average hourly billing rates in the EMEA and Asia/Pacific regions and a $1.2 million decrease in non-consulting services (training and hosting services, hardware sales and reimbursed expenses), offset in part by an increase in consulting services revenue from large projects in the Americas region and the Services Industries reportable business segment.
     Fixed bid consulting services work represented 12% of total consulting services revenue in the nine months ended September 30, 2009 compared to 16% in the nine months ended September 30, 2008.
Cost of Product Revenues
     Cost of Software Licenses. Cost of software licenses increased $408,000 in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase is due primarily to an increase in certain third-party applications that we resell and royalties on embedded third-party software applications. A large portion of our software revenue growth is coming from products that have embedded third-party applications and/or require payment of higher royalty fee obligations, in particular the applications we acquired from Manugistics.
     Amortization of Acquired Software Technology. Amortization of acquired software technology decreased $1.3 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease is due primarily to a decrease in amortization on certain software technology acquired from E3 Corporation in 2001 that has now been fully amortized.
     Cost of Maintenance Services. Cost of maintenance services decreased $1.7 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease is due primarily to a decrease in salaries and related benefits and a $372,000 decrease in royalties paid to third parties who provide first level support to certain of our customers, offset in part by an increase in stock-based compensation. Although the average customer support headcount increased 5% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, salaries and related benefits decreased approximately $1.5 million as new and replacement positions were filled with lower cost resources at the CoE.

Cost of Service Revenues
     Cost of service revenues was $68.9 million in the nine months ended September 30, 2009, which is flat compared to the nine months ended September 30, 2008. Cost of service revenues were increased in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 as a result of a $1.8 million increase in incentive compensation (bonuses and share-based compensation) and a $1.4 million increase in outside contractor costs. These additional costs were substantially offset by cost savings associated with the movement of service functions to the CoE, a $699,000 decrease in travel costs and a $619,000 decrease in reimbursed expenses. Although the average services headcount increased less than 1% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, salaries and related benefits decreased approximately $2.0 million as new and replacement positions were filled with lower cost resources at the CoE.
Gross Profit
     Gross profit dollars decreased $2.8 million to $172.0 million in the nine months ended September 30, 2009 compared to $174.8 million in the nine months ended September 30, 2008. The decrease in gross profit dollars is due primarily to the $6.5 million decrease in maintenance revenues, offset in part by $1.6 million increase in software sales and a $2.6 million decrease in total cost of revenues. The gross margin percentage was 62% in both the nine months ended September 30, 2009 and 2008.
     Maintenance services gross profit dollars decreased $4.7 million to $100.0 million in the nine months ended September 30, 2009 compared to $104.7 million in the nine months ended September 30, 2008, and represented 76% and 75% of maintenance services revenues in these periods, respectively. The decrease in maintenance services gross profit dollars is due primarily to the $6.5 million decrease in maintenance services revenues, offset in part by the $1.7 million decrease in cost of maintenance services.
     Service gross profit dollars decreased $584,000 to $17.2 million in the nine months ended September 30, 2009 compared to $17.8 million in the nine months ended September 30, 2008, and represented 20% and 21% of service revenues in these periods, respectively. The decrease in service gross profit dollars is due primarily to the $542,000 decrease in service revenues.
Operating Expenses
     Operating expenses, excluding amortization of intangibles and restructuring charges, decreased $1.3 million, or 1%, to $119.0 million in the nine months ended September 30, 2009 compared to $120.3 million in the nine months ended September 30, 2008. The decrease is due primarily to a decrease in salaries and related benefits due to new and replacement positions being filled with lower cost resources at the CoE, an $861,000 decrease in travel expenses, a decrease in cost transfers from other functional groups for personnel used to support product development activities and a $542,000 decrease in marketing-related costs, offset in part by a $2.4 million increase in share-based compensation and a $900,000 increase in the provision for doubtful accounts.
     Product Development. Product development expense decreased $2.5 million, or 6%, to $37.7 million in the nine months ended September 30, 2009 compared to $40.2 million in the nine months ended September 30, 2008. The decrease is due primarily to a decrease in salaries and related benefits, a decrease in cost transfers from other functional groups for personnel used to support product development activities and a $277,000 decrease in outside contractor costs. Although the average product development headcount increased nearly 14% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, salaries and related benefits decreased $1.0 million, or 4%, as new and replacement positions were filled with lower cost resources at the CoE.
     Sales and Marketing. Sales and marketing expense decreased $1.4 million, or 3%, to $46.3 million in the nine months ended September 30, 2009 compared to $47.7 million in the nine months ended September 30, 2008. The decrease is due primarily to a $719,000 decrease in travel costs, a $549,000 decrease in salaries and benefits, a $542,000 decrease in marketing-related costs and a $396,000 decrease in commissions, offset in part by a $927,000 increase in share-based compensation.
     General and Administrative. General and administrative expense increased $2.6 million, or 8%, to $35.0 million in the nine months ended September 30, 2009 compared to $32.4 million in the nine months ended September 30, 2008. The increase is due primarily to a $1.3 million increase in share-based compensation. Our 2009 Performance Program provides for twice as many potential equity awards and related expense as the 2008 Performance Program. The increase in general and administrative expense in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 also includes a $900,000 increase in the provision for doubtful accounts and a $450,000 increase in legal and accounting fees, offset in part by a decrease in salaries and benefits related to a 2% decrease in average general and administrative headcount. No provision for doubtful accounts was recorded in the nine months ended September 30, 2008.

     Restructuring Charges and Adjustments to Acquisition-Related Reserves. We recorded restructuring charges of $6.4 million in the nine months ended September 30, 2009, including $1.5 million in first quarter 2009, $2.3 million in second quarter 2009 and $2.6 million in third quarter 2009. These charges are primarily associated with the transition of additional on-shore activities to the CoE and certain restructuring activities in the EMEA sales organization. The charges include termination benefits related to a workforce reduction of 83 full-time employees (“FTE”) in product development, service, support, sales and marketing, information technology and other administrative positions, primarily in the Americas region. In addition, the restructuring charges include $2.0 million in severance and other termination benefits under separation agreements with our former Executive Vice President and Chief Financial Officer and our former Chief Operating Officer. We also recorded adjustments of $306,000 in the nine months ended September 30, 2009 to reduce estimated restructuring reserves established in prior years and an adjustment of $539,000 to increase certain Manugistics acquisition reserves based on our revised estimate of sublease rentals and market adjustments on an unfavorable office facility in the United Kingdom.
     We recorded restructuring charges of $4.6 million in the nine months ended September 30, 2008, including $794,000 in first quarter 2008, $3.3 million in second quarter 2008 and $435,000 in third quarter 2008. These charges are primarily associated with our transition of certain on-shore activities to the CoE. The 2008 restructuring charges include $4.5 million for termination benefits related to a workforce reduction of 54 FTE, primarily in product development, consulting and sales-related positions across all of our geographic regions and $83,000 for office closure and integration costs of redundant office facilities. We reduced the Manugistics acquisition reserves by $604,000 in the nine months ended September 30, 2008 based on our revised estimate of the reserves for employee severance and termination benefits.
Operating Income
     Operating income decreased $4.0 million to $28.4 million in the nine months ended September 30, 2009 compared to $32.3 million in the nine months ended September 30, 2008. The decrease is due primarily to the $5.4 million decrease in revenues and a restructuring charge that was $2.8 million larger than one in the same period of 2008, offset in part by decreases of $2.6 million and $1.3 million in total cost of revenues and total operating expenses, respectively.
     Operating income in our Retail reportable business segment decreased $854,000 to $39.5 million in the nine months ended September 30, 2009 compared to $40.4 million in the nine months ended September 30, 2008. The decrease is due primarily to a $2.8 million decrease in product revenues and a $1.9 million increase in total cost of revenues, offset in part by a $4.0 million increase in service revenues.
     Operating income in our Manufacturing and Distribution reportable business segment decreased $4.2 million to $40.8 million in the nine months ended September 30, 2009 compared to $45.0 million in the nine months ended September 30, 2008. The decrease is due primarily to decreases in product revenues and services revenues of $8.3 million and $6.5 million, respectively, offset in part by a $6.5 million decrease in total cost of revenues and a 13% decrease in operating costs for product development and sales and marketing activities.
     Operating income in our Services Industries reportable business segment increased $6.1 million to $7.7 million in the nine months ended September 30, 2009 compared to $1.6 million in the nine months ended September 30, 2008. The increase is due primarily to increases in product revenues and services revenues of $6.2 million and $2.0 million, respectively, offset in part by a $2.0 million increase in total cost of revenues.
     The combined operating income reported in the reportable business segments excludes $59.6 million and $54.6 million of general and administrative expenses and other charges in the nine months ended September 30, 2009 and 2008, respectively, that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segments.
Other Income (Expense)
     Interest Expense and Amortization of Loan Fees. The decrease in interest expense and amortization of loan fees in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is due primarily to the repayment in full of outstanding borrowings on our long-term debt in 2008. During 2008 we repaid the remaining $99.6 million balance of our long-term debt, including $80.5 million on October 1, 2008.
     Interest Income and Other, Net. The decrease in interest income and other, net in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is due primarily to a $1.4 million decrease in interest on invested funds as we utilized excess cash balances held in interest bearing accounts during 2008 to repay the remaining balance of our long-term debt, and a $326,000 decrease in investment gains, offset in part by a $531,000 decrease in net foreign currency exchange gains.
Income Tax Provision
     We calculate our tax provision on an interim basis using the year-to-date effective tax rate and record discrete tax adjustments in the reporting period in which they occur. Because the Company is subject to income taxes in numerous jurisdictions and the timing of software and consulting income by jurisdiction can vary significantly, we are unable to reliably estimate an overall annual effective tax rate. A summary of the income tax provision recorded in the nine months ended September 30, 2009 and 2008 is as follows:

	Nine Months Ended
	September 30,
	2009	2008
Income before income tax provision	$28,271	$27,122

Income tax provision at federal statutory rate	$9,895	$9,493
State income taxes	831	789
Research and development credit	(809)	—
Foreign tax rate differential	(333)	(291)
Interest and penalties on uncertain tax positions	354	323
Other, net	491	137

Income tax provision	$10,429	$10,451

Effective tax rate	37%	39%
     The income tax provision recorded in the nine months ended September 30, 2009 and 2008 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits, and does not include the tax benefits realized from the employee stock options exercised during the nine months ended September 30, 2009 and 2008 of $2.4 million and $1.4 million, respectively. These excess tax benefits will reduce our income tax liabilities in future periods and result in an increase to additional paid-in capital as we are able to utilize them.
     The effective tax rate in the nine months ended September 30, 2009 is higher than the United States federal statutory rate of 35% due primarily to the mix of income by state jurisdiction, non-deductible permanent differences and interest and penalties on uncertain tax positions, offset in part by utilization of R&D credits. The effective tax rate in the nine months ended September 30, 2008 is higher than the United States federal statutory rate of 35% due primarily to the inability to utilize R&D credits as Congress had not yet approved an extension of the R&D credits for 2008.
Consideration Paid in Excess of Carrying Value on the Repurchase of Redeemable Preferred Stock
     We entered into a Purchase Agreement with Thoma Bravo on September 8, 2009 to acquire the remaining shares of Series B preferred stock for $28.1 million in cash (or $20 per share for each of the 1,403,603 shares of JDA common stock into which the Series B Preferred Stock is convertible). The agreed purchase price includes $19.5 million, which represents the conversion of 1,403,603 shares of common stock at the conversion price of $13.875, and $8.6 million, which represents consideration paid in excess of the conversion price of $13.875 ($6.125 per share). The consideration paid in excess of the conversion price has been charged to retained earnings in the same manner as a dividend on preferred stock, and reduced the income applicable to common shareholders in the calculation of earnings per share for the nine months ended September 30, 2009.
Liquidity and Capital Resources
     We had working capital of $69.7 million at September 30, 2009 compared to $32.1 million at December 31, 2008. The working capital balance at September 30, 2009 and December 31, 2008 includes $85.4 million and $32.7 million, respectively, in cash and cash equivalents. During the nine months ended September 30, 2009 we generated $80.5 million in cash flow from operating activities and utilized $30.1 million to repurchase redeemable preferred stock ($28.1 million) and common stock ($2.0 million) held by Thoma Bravo. We received over $318 million in cash collections on accounts receivable in the nine months ended September 30, 2009 and have no outstanding debt.
     Net accounts receivable were $60.2 million, or 57 days sales outstanding (“DSO”), at September 30, 2009, which equals our historical low for the Company, compared to $79.4 million, or 67 DSO, at December 31, 2008. Our quarterly DSO results historically increase during the first quarter of each year due to the heavy annual maintenance renewal billings that occur during this time frame and then typically decrease slowly over the remainder of the year. DSO results can fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenues that comes from software license sales, which typically have installment payment terms, seasonality, shifts in customer buying patterns, the timing of customer payments and annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.
     Operating activities provided cash of $80.5 million in the nine months ended September 30, 2009 compared to $70.7 million in the nine months ended September 30 2008. The principle sources of our cash flow from operations are typically net income adjusted for depreciation and amortization, collections on accounts receivable, and increases in deferred maintenance revenue. The increase in cash flow from operations in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is due primarily to a $9.1 million larger increase in deferred revenue, a $7.9 million larger net decrease in accounts receivable resulting from the higher volume of software sales in 2008 and a $3.8 million larger increase in accounts payable, offset in part by a $6.8 million larger decrease in accrued expenses due to the payment of the higher commissions and bonuses resulting from the Company’s improved operating performance in 2008 and a $3.6 million increase in prepaid expenses and other current assets.
     Investing activities utilized cash of $9.9 million in the nine months ended September 30, 2009 and $11.4 million in the nine months ended September 30, 2008. The decrease in cash utilized in investing activities in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is due primarily to a $1.0 million decrease in payment of direct costs related to acquisitions. Cash utilized in investing activities also includes capital expenditures of $5.5 million in the nine months ended September 30, 2009 and $6.1 million in the nine months ended September 30, 2008.
     Financing activities utilized cash of $19.8 million in the nine months ended September 30, 2009 and $20.0 million in nine months ended September 30, 2008. Cash utilized by financing activities in the nine months ended September 30, 2009 includes $28.1 million for the purchase of the remaining Series B preferred stock owned by Thoma Bravo, $6.3 million in purchases of treasury stock ($2.9 million for shares of common stock repurchased pursuant to our approved stock repurchase program, $1.4 million for the repurchase of shares tendered by employees for payment of applicable statutory withholding taxes on the issuance of stock, and $2.0 million for the purchase of 100,000 shares of common stock held by Thoma Bravo), offset in part by $14.5 million in proceeds from the issuance of stock ($12.2 million from the exercise of stock options and $2.3 million from the purchase of common shares under the employee stock purchase plan). Cash utilized in financing activities in the nine months ended September 30, 2008 includes the repayment of $19.1 million of long-term debt incurred in connection with the Manugistics acquisition, $3.4 million of loan origination fees on a credit facility commitment for a previously terminated acquisition, and $1.9 million for the repurchase of shares tendered by employees for payment of applicable statutory withholding taxes on the issuance of stock, offset in part by $6.0 million in proceeds from the exercise of stock options.
     Changes in the currency exchange rates of our foreign operations had the effect of increasing cash by $2.0 million in the nine months ended September 30, 2009 and reducing cash by $3.8 million in the nine months ended September 30 2008. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the short-term foreign currency exchange exposure associated with foreign currency denominated assets and liabilities which exist as part of our ongoing business operations. We do not hedge the potential impact of foreign currency exposure on our ongoing revenues and expenses from foreign operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign currency denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days and are not designated as hedging instruments. Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.
     Treasury Stock Repurchases. On March 5, 2009, the Board adopted a program to repurchase up to $30 million of our common stock in the open market or in private transactions at prevailing market prices during the 12-month period ending March 10, 2010. During the nine months ended September 30, 2009, we repurchased 265,715 shares of our common stock under this program for $2.9 million at prices ranging from $10.34 to $11.00 per share.
     During the nine months ended September 30, 2009 and 2008, we also repurchased 97,056 and 107,472 common shares, respectively, tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted shares under the 2005 Performance Incentive Plan. These shares were repurchased for $1.4 million at prices ranging from $9.75 to $22.37 in the nine months ended September 30, 2009 and for $1.9 million at prices ranging from $14.97 to $20.40 per share in the nine months ended September 30, 2008.

     As part of the Purchase Agreement with Thoma Bravo, we repurchased 100,000 shares of our common stock held by Thoma Bravo for $2.0 million, or $20 per share.
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
     We believe our existing cash balances and net cash provided from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months. A major component of our positive cash flow is the collection of accounts receivable and the generation of cash earnings. In addition, there is a $50 million revolving credit facility and up to $75 million of incremental term or revolving credit facilities available to the Company. There were no amounts borrowed under these credit facilities at September 30, 2009.
Critical Accounting Policies
     There were no significant changes in our critical accounting policies during nine months ended September 30, 2009. We have identified the following policies as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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

Effective January 1, 2009, all future business combinations will be accounted for at fair value under the acquisition method of accounting. Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) IPR&D will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; (iv) restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will be recognized through income tax expense or directly in contributed capital, including any adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior January 1, 2009. There were no business combinations in the nine months ended September 30, 2009.

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

Goodwill is tested annually for impairment, or more frequently if events or changes in business circumstances indicate the asset might be impaired, by comparing a weighted average of the fair value of future cash flows under the “Discounted Cash Flow Method of the Income Approach” and the “Guideline Company Method” to the carrying value of the goodwill allocated to our reporting units. We found no indication of impairment of our goodwill balances during the nine months ended September 30, 2009 with respect to the goodwill allocated to our Retail, Manufacturing and Distribution and Services Industries reportable business segments and, absent future indicators of impairment, the next annual impairment test will be performed in fourth quarter 2009.

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

Acquired software technology is capitalized if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. Amortization of software technology is reported in the consolidated statements of income in cost of revenues under the caption “Amortization of acquired software technology.” Software technology is amortized on a product-by-product basis with the amortization recorded for each product being the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The estimated economic lives of our acquired software technology range from 8 years to 15 years.

Trademarks are being amortized on a straight-line basis over estimated remaining useful lives ranging from three and five years.

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

As of September 30, 2009 approximately $11 million of unrecognized tax benefits, substantially all of which relates to uncertain tax positions associated with the acquisition of Manugistics, would impact our effective tax rate if recognized. Recognition of these uncertain tax positions will be treated as a component of income tax expense rather than as a reduction of goodwill. During the nine months ended September 30, 2009, there were no significant changes in our unrecognized tax benefits. It is reasonably possible that approximately $800,000 of unrecognized tax benefits will be recognized within the next twelve months. As of December 31, 2008, we had approximately $5.5 million and $7.8 million of federal and state research and development tax credit carryforwards, respectively, that expire at various dates through 2028. We have placed a valuation allowance against the Arizona research and development credit as we do not expect to be able to utilize it prior to its expiration.

We treat interest and penalties related to uncertain tax positions as a component of income tax expense. We have accrued interest and penalties related to uncertain tax positions of $354,000 and $323,000 in the nine months ended September 30, 2009, respectively. As of September 30, 2009 and December 31, 2008 there are approximately $3.1 million and $2.6 million, respectively of interest and penalties accruals related to uncertain tax positions that are reflected in the consolidated balance sheets under the caption “Liability for uncertain tax positions.” To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision.

•	Stock-Based Compensation. Our 2005 Performance Incentive Plan, as amended (“2005 Incentive Plan”) provides for the issuance of up to 3,847,000 shares of common stock to employees, consultants and directors under stock purchase rights, stock bonuses, restricted stock, restricted stock units, performance awards, performance units and deferred compensation awards. The 2005 Incentive Plan contains certain restrictions that limit the number of shares that may be issued and the amount of cash awarded under each type of award, including a limitation that awards granted in any given year can represent no more than two percent (2%) of the total number of shares of common stock outstanding as of the last day of the preceding fiscal year. Awards granted under the 2005 Incentive Plan are in such form as the Compensation Committee shall from time to time establish and the awards may or may not be subject to vesting conditions based on the satisfaction of service requirements or other conditions, restrictions or performance criteria including the Company’s achievement of annual operating goals. Restricted stock and restricted stock units may also be granted under the 2005 Incentive Plan as a component of an incentive package offered to new employees or to existing employees based on performance or in connection with a promotion, and will generally vest over a three-year period, commencing at the date of grant. We measure the fair value of awards under the 2005 Incentive Plan based on the market price of the underlying common stock as of the date of grant. The fair value of each award is amortized over its applicable vesting period using graded vesting and reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”

Annual stock-based incentive programs have been approved for 2007, 2008 and 2009 (“Performance Programs”). The Performance Programs provide for contingently issuable performance share awards or restricted stock units under the 2005 Incentive Plan to executive officers and certain other members of our management team upon achievement of defined performance threshold goals. The defined performance threshold goal for each year has been an adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) targets, which excludes certain non-routine items. The awards vest 50%

upon the date the Board approves the achievement of the annual performance threshold goal with the remaining 50% vesting ratably over the subsequent 24-month period. A summary of the annual Performance Programs is as follows:

Equity Inducement Awards. During third quarter 2009, we announced the appointment of Pete Hathaway to the position of Executive Vice President and Chief Financial Officer and Jason Zintak to the newly-created position of Executive Vice President, Sales and Marketing. In order to induce Mr. Hathaway and Mr. Zintak to accept employment, the Compensation Committee granted certain equity awards outside of the terms of the 2005 Incentive Plan and pursuant to NASDAQ Marketplace Rule 5635(c)(4) (see Appointment of New Executive Officers under Significant Trends and Developments in Our Business).

Stock Option Plans. We maintained various stock option plans through May 2005 (“Prior Plans”). The Prior Plans provided for the issuance of shares of common stock to employees, consultants and directors under incentive and non-statutory stock option grants. Stock option grants under the Prior Plans were made at a price not less than the fair market value of the common stock at the date of grant, generally vested over a three to four-year period commencing at the date of grant and expire in ten years. Stock options are no longer used for share-based compensation and no grants have been made under the Prior Plans since 2004. With the adoption of the 2005 Incentive Plan, we terminated all Prior Plans except for those provisions necessary to administer the outstanding options, all of which are fully vested. As of September 30, 2009, we had approximately 1.3 million vested stock options outstanding with exercise prices ranging from $10.33 to $27.50 per share.

Employee Stock Purchase Plan. Our employee stock purchase plan (“2008 Purchase Plan”) has an initial reserve of 1,500,000 shares and provides eligible employees with the ability to defer up to 10% of their earnings for the purchase of our common stock on a semi-annual basis at 85% of the fair market value on the last day of each six-month offering period that begin on February 1st and August 1st of each year. The 2008 Purchase Plan is considered compensatory and, as a result, stock-based compensation will be recognized on the last day of each six-month offering period in an amount equal to the difference between the fair value of the stock on the date of purchase and the discounted purchase price. A total of 155,888 shares of common stock were purchased under the 2008 Purchase Plan in the nine months ended September 30, 2009 at prices ranging from $9.52 to $17.52. We have recognized $342,000 in share-based compensation expense in connection with these purchases, which is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”

•	Derivative Instruments and Hedging Activities. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign currency denominated assets and liabilities that exist as part of our ongoing business operations that are denominated in a currency other than the functional currency of the subsidiary. The exposures relate primarily to the gain or loss recognized in earnings from the settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days and are not designated as hedging instruments. Forward exchange contracts are marked-to-market at the end of each reporting period, using quoted prices for similar assets or liabilities in active markets, with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.

At September 30, 2009, we had forward exchange contracts with a notional value of $40.7 million and an associated net forward contract receivable of $577,000. At December 31, 2008, we had forward exchange contracts with a notional value of $33.5 million and an associated net forward contract liability of $14,000. These derivatives are not designated as hedging instruments. The forward contract receivables or liabilities are included in the condensed consolidated balance sheet under the captions, “Prepaid expenses and other current assets” or “Accrued expenses and other liabilities” as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded net foreign currency exchange contract gains of $609,000 and $78,000 in the nine months ended September 30, 2009 and 2008, respectively, which are included in the condensed consolidated statements of income under the caption “Interest Income and other, net.”

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

     Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign currency denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 40% of our total revenues in 2008 and 39% in the nine months ended September 30, 2009. In addition, the identifiable net assets of our foreign operations totaled 28% of consolidated net assets at both September 30, 2009 and December 31, 2008. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly-owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting an unrealized foreign currency exchange gain of $5.6 million in the nine months ended September 30, 2009 and a $2.9 million foreign currency exchange loss in the nine months ended September 30, 2008.
     The foreign currency exchange gain in the nine months ended September 30, 2009 resulted primarily from the weakening of the U.S. Dollar, particularly against the British Pound and the Euro. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net working capital as of September 30, 2009 to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the September 30, 2009 rates would result in a currency translation loss of approximately $552,000 before tax.
     We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities that exist as part of our ongoing business operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days, and are not designated as hedging instruments. Forward exchange contracts are marked-to-market at the end of each reporting period, using quoted prices for similar assets or liabilities in active markets, with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign denominated assets and liabilities.
     At September 30, 2009, we had forward exchange contracts with a notional value of $40.7 million and an associated net forward contract receivable of $577,000. At December 31, 2008, we had forward exchange contracts with a notional value of $33.5 million and an associated net forward contract liability of $14,000. These derivatives are not designated as hedging instruments. The forward contract receivables or liabilities are included in the condensed consolidated balance sheet under the captions, “Prepaid expenses and other current assets” or “Accrued expenses and other liabilities” as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We prepared sensitivity analyses of the impact of changes in foreign currency exchange rates on our forward exchange contracts at September 30, 2009. Based on the results of these analyses, a 10% adverse change in all foreign currency rates from the September 30, 2009 rates would result in a net forward contract liability of $3.8 million that would increase the underlying currency transaction loss on our net foreign assets. We recorded net foreign currency exchange contract gains of $609,000 and $78,000 in the nine months ended September 30, 2009 and 2008, respectively, which are included in the condensed consolidated statements of income under the caption “Interest Income and other, net.”
     Interest rates. Excess cash balances as of September 30, 2009 and December 31, 2008 are included in our operating account. Cash balances in foreign currencies overseas are also operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on investments is reflected in our financial statements under the caption “Interest income and other, net.”

Item 4:	Controls and Procedures
     Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. The phrase “disclosure controls and procedures” is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”) and refers to those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “Commission”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on September 30, 2009 were effective to ensure that information required to be disclosed in our reports to be filed under the Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding disclosures and is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
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
     There were no changes in our internal controls over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     We are involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not currently believe the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A.	Risk Factors
     We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes material risks and uncertainties that we believe may adversely affect our business, financial condition, results of operations or the market price of our stock. This section should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2009 and for the three and nine months then ended contained elsewhere in this Form 10-Q.
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
Economic, political and market conditions can adversely affect our revenue results and profitability
     Our revenue and profitability depend on the overall demand for our software and related services. Historically, events such as terrorist attacks, natural catastrophes and contagious diseases have created uncertainties in our markets and caused disruptions in our sales cycles. A regional and/or global change in the economy or financial markets, such as the current severe global economic downturn, could result in delay or cancellation of customer purchases. A downturn in the economy, such as the current global recession, may cause an increase in customer bankruptcy reorganizations, liquidations and consolidations, which may negatively impact our accounts receivables and expected future revenues from such customers. Current adverse conditions in credit markets, reductions in consumer confidence and spending and the fluctuating commodities and/or fuel costs are examples of changes that have delayed or terminated certain customer purchases. These adverse conditions have delayed or terminated certain of our customer deals. A further worsening or broadening, or protracted extension of these conditions would have a significant negative impact on our operating results. In addition to the potential negative impact of the economic downturn on our software sales, customers are increasingly seeking to reduce their maintenance fees or to avoid price increases. This has resulted in elevated levels of maintenance attrition in recent periods. A prolonged economic downturn may further increase our attrition rates, particularly if many of our larger maintenance customers cease operations. Because maintenance is our largest source of revenue, increases in our attrition rates can have a significant adverse impact on our operating results. Weak and uncertain economic conditions could also impair our customers’ ability to pay for our products or services. Any of these factors could adversely impact our quarterly or annual operating results and our financial condition.
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
     In addition, a portion of our consulting services revenues are derived under fixed price arrangements that require us to provide identified deliverables for a fixed fee. During the nine months ended September 30, 2009, approximately 18% of our consulting services revenues were derived under fixed price arrangements compared to 16% in the nine months ended September 30, 2008. If we are unable to meet our contractual obligations under fixed price contracts within our estimated cost structure, our operating results could suffer.
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
Third parties may claim we infringe their intellectual property rights
     We periodically receive notices or claims from others that we are infringing upon their intellectual property rights, especially patent rights. We expect the number of such claims will increase as the functionality of products overlap and the volume of issued software patents continues to increase. Responding to any infringement claim, regardless of its validity, could:
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
If we lose access to critical third-party software or technology, our costs could increase and the introduction of new products and product enhancements could be delayed, potentially hurting our competitive position
     We license and integrate technology from third parties in certain of our software products. Examples of third party software embedded in our products include the following: the WebLogic application from BEA Systems, Inc. (acquired by Oracle) or the IBM Websphere applications for use in most of the JDA Enterprise Architecture platform solutions; the Data Integrator application from

Business Object S.A (acquired by SAP), which is used in certain of the products acquired from Manugistics, Cognos (acquired by IBM) for use in JDA Reporting and JDA Analytics; iLog CPlex (acquired by IBM) for use in certain of our Transportation and Network Optimization applications; the Uniface client/server application development technology from Compuware, Inc. for use in Portfolio Merchandise Management; certain applications from Silvon Software, Inc. for use in Merchandise Performance Analysis and Java technologies which are owned by Sun Microsystems but are currently subject to a proposed acquisition by Oracle. Our third party licenses generally require us to pay royalties and fulfill confidentiality obligations. We also resell Oracle database licenses. If we are unable to continue to license any of this third party software, or if the third party licensors do not adequately maintain or update their products, we would face delays in the releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our software products. These delays, if they occur, could harm our business, operating results and financial condition. It is also possible that intellectual property acquired from third parties through acquisitions, mergers, licenses, or otherwise obtained may not have been adequately protected, or infringes another parties intellectual property rights.
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
     We encounter competitive products from a different set of vendors in many of our primary product categories. We believe that while our markets are subject to intense competition, the number of competitors in many of our application markets has decreased over the past five years. We believe the principal competitive factors in our markets are feature and functionality, the depth of planning and optimization provided, available deployment models, the reputation of our products, the performance and scalability of our products, the quality of our customer base, our ability to implement, our retail and supply chain industry expertise, our lower total cost of ownership, technology platform and quality of customer support across multiple regions for global customers.
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
     We have increased our off-shore resources through our CoE, however, our consulting services business model is currently largely based on relatively high cost on-shore resources and, although it has begun to increase, utilization of CoE consulting services resources has been lower than planned. We believe the primary reason for this lower than expected utilization may be due to slower internal adoption of our planned mix of on-shore/off-shore services. Further, we are continuously faced with competition from low cost off-shore service providers and smaller boutique consulting firms. This competition is expected to continue and our on-shore hourly rates are much higher than those offered by these competitors. As these competitors gain more experience with our products, the quality gap between our service offerings and theirs may diminish, resulting in decreased revenues and profits from our consulting practice. In addition, we face increased competition for services work from ex-employees of JDA who offer services directly or through lower cost boutique consulting firms. These competitive service providers have taken business from JDA and while some are still relatively small compared to our consulting services business, if they grow successfully, it will be largely at our expense. We continue to attempt to improve our competitive position by further developing and increasing the utilization of our own offshore consulting services group at our CoE; however, we cannot guarantee these efforts will be successful or enhance our ability to compete.

There are many risks associated with international operations
  International revenues represented 40% of our total revenues in 2008 and 39% in the nine months ended September 30, 2009. Our international business operations are subject to risks associated with international activities, including:
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
     We expect that an increasing portion of our international software license, consulting services and maintenance services revenues will be denominated in foreign currencies, subjecting us to fluctuations in foreign currency exchange rates. If we expand our international operations, exposures to gains and losses on foreign currency transactions may increase. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations, but we do not hedge ongoing or anticipated revenues, costs and expenses, including the additional costs we expect to incur with the expansion of the CoE in India. We cannot guarantee that any currency exchange strategy would be successful in avoiding exchange-related losses.
We may experience expansion delays or difficulties with our CoE in India
     We are continuing the expansion of our CoE in Hyderabad, India. In order to take advantage of cost efficiencies associated with India’s lower wage scale, we expanded the CoE during 2008 beyond a research and development center to include consulting services, customer support and information technology resources. We believe that a properly functioning CoE will be important in achieving desired long-term operating results. Although we have not yet fully utilized certain of the service capabilities of the CoE, we believe significant progress has been made in the nine months ended September 30, 2009. We are satisfied with the progress of our product development, information technology and other administrative support functions at the CoE. We are also beginning to gain leverage from the CoE in our consulting services business, and we expect the overall share of consulting services work performed by the CoE will continue to increase. We also believe there are additional opportunities to further leverage the CoE in our customer support organization. If we encounter any delays in our efforts to increase the utilization of our services resources at the CoE it may have an overall effect of reducing our consulting services margins and negatively impacting our operating results. Additional risks associated with our CoE strategy include, but are not limited to:
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
•	If we incur significant debt to finance an acquisition and our combined business does not perform as expected, we may have difficulty complying with debt covenants;

•	If we use our stock to make an acquisition, it will dilute existing shareholders;

•	We may have difficulty assimilating the operations and personnel of the acquired company;

•	The challenge to integrate new products and technologies into our sales and marketing process;

•	We may have difficulty effectively integrating the acquired technologies or products with our current products and technologies, particularly where such products reside on different technology platforms, or overlap with our products;

•	Our ongoing business may be disrupted by transition and integration issues;

•	The costs and complexity of integrating the internal IT infrastructure may be greater than expected and require capital investments;

•	We may not be able to retain key technical and managerial personnel from the acquired business;

•	We may be unable to achieve the financial and strategic goals for the acquired and combined businesses;

•	We may have difficulty in maintaining controls, procedures and policies during the transition and integration;

•	Our relationships with partner companies or third-party providers of technology or products could be adversely affected;

•	Our relationships with employees and customers could be impaired;

•	Our due diligence process may fail to identify significant issues with product quality, product architecture, legal or tax contingencies, customer obligations and product development, among other things;

•	As successor we may be subject to certain liabilities of our acquisition targets;

•	We and the target company may be subject to litigation challenging the adequacy of the acquisition consideration, which may cause additional transaction delays and costs; and

•	We may be required to sustain significant exit or impairment charges if products acquired in business combinations are unsuccessful.
We may have difficulty completing acquisitions due to adverse conditions in the credit markets
     Until the credit markets fully stabilize and approach and maintain historically normal conditions, it may be difficult for us to make acquisitions using debt. If we are unable to close financing necessary to complete an acquisition, we may incur significant termination fees and expenses similar or greater than those that occurred in our failed acquisition of i2 Technologies, Inc. in fourth quarter 2008 when we paid a $20 million termination fee and incurred approximately $10 million in expenses. If we are unable to use debt to make acquisitions, our ability to achieve significant growth may be adversely impacted.
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
We may be impacted by shifts in the consumer products supply chain
     We are dependent upon and derive most of our revenue from the consumer products supply chain vertical. If a shift in spending occurs in this vertical market that results in decreased demand for the types of solutions we sell, it would be difficult to adjust our strategies and solution offerings because of our dependence on this market. If the consumer products supply chain vertical experiences a decline in business, it could have a significant adverse impact on our business prospects, particularly if it is a prolonged decline. The current economic downturn has caused declines in certain areas of the consumer products supply chain. Although to date the negative effects of such declines on our business have largely been offset by customers purchasing our products to drive efficiencies in their supply chain, if economic conditions resume their earlier deterioration or the failure rates of customers in our target markets increase, we may experience an overall decline in sales that would adversely impact our business.
Risks Related To Our Stock
Our quarterly operating results may fluctuate significantly, which could adversely affect the price of our stock
     Historically, the Company has provided annual guidance for software revenues, total revenues and GAAP earnings per share. The reason for doing this has always been that our business does not typically operate on a 90-day sales cycle, and if the period of time covered by a projection is shortened (i.e., quarterly vs. annual), we believe it increases the risk of error, particularly with respect to the estimated timing of software deals. However, in light of the global recession, we believed it was better at the outset of 2009 to give quarterly rather than annual guidance and assume the inherent risk of error, rather than speculate about the economy and how it might change over the course of the year. As a result, we limited our guidance for first and second quarter 2009 to quarterly software revenues and total revenues, using fairly wide ranges in an attempt to mitigate the risks associated with the shortened forecast window. Based on our results for first half 2009, we lengthened our forecast window and provided guidance for second half 2009 rather than quarterly guidance for third quarter 2009 or fourth quarter 2009. Our actual quarterly operating results have varied in the past and are expected to continue to vary in the future. Fluctuating quarterly results can affect our annual guidance. If our quarterly or annual operating results, particularly our software revenues, fail to meet management’s or analysts’ expectations, the price of our stock could decline. Many factors may cause these fluctuations, including:
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities:
The following table summarizes our purchases of our own equity securities during the three months ended September 30, 2009:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	That May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period (1)	Shares Purchased	Paid per Share	or Programs	Programs
July 1-31, 2009	—	$—	—	$27,126,842
August 1-31, 2009	—	$—	—	$27,126,842
September 1-30, 2009	—	$—	—	$27,126,842

Total	—	$—	—

(1)	On March 5, 2009, the Board adopted a program to repurchase up to $30 million of our common stock in the open market or in private transactions at prevailing market prices during the 12-month period ending March 10, 2010.

     As part of the Purchase Agreement with Thoma Bravo pursuant to which we repurchased all of the outstanding shares of our Series B preferred stock held by Thoma Bravo for $28.1 million in cash, we also repurchased 100,000 shares of our common stock held by Thoma Bravo for $2.0 million, or $20 per share. See Note 8 to the unaudited condensed consolidated financial statements for further information.

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

JDA SOFTWARE GROUP, INC.
Dated: November 3, 2009	By:	/s/ Hamish N. Brewer
Hamish N. Brewer
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Peter S. Hathaway
Peter S. Hathaway
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #		Description of Document

3.1***	—	Third Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated July 23, 2002.

3.2**	—	First Amended and Restated Bylaws of JDA Software Group, Inc.

3.3****	—
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

10.1 (1)(2)	—	Executive Employment Agreement between Pete Hathaway and JDA Software Group, Inc. dated July 20, 2009.

10.2 (1)(2)	—	Executive Employment Agreement between Jason B. Zintak and JDA Software Group, Inc. dated August 18, 2009.

10.3******	—	Stock Purchase Agreement between JDA Software Group, Inc. and Thoma Bravo Inc. dated September 8, 2009.

10.4	—	Separation Agreement between JDA Software Group, Inc. and Kristen L. Magnuson dated April 6, 2009.

10.5	—	Separation Agreement between JDA Software Group, Inc. and Christopher J. Koziol dated August 3, 2009.

4.1*	—	Specimen Common Stock Certificate of JDA Software Group, Inc.

31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(2)	Certain confidential information contained in this exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 12, 2002.

****	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 5, 2006, as filed on July 7, 2006.

*****	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed on November 9, 2006.

******	Incorporated by reference to the Company’s Current Report on Form 8-K dated and filed on September 9, 2009.