Form 10-Q/A
period 2009-09-30
JDA SOFTWARE GROUP INC
filed 2009-12-18
CIK 1006892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

SIGNATURES
EXHIBIT INDEX
EX-10.1
EX-31.1
EX-31.2
EX-32.1

JDA SOFTWARE GROUP, INC.
AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q/A
Explanatory Note
     This Amendment No. 1 to the Quarterly Report on Form 10-Q/A for JDA Software Group, Inc. is being filed solely for the purpose of filing a corrected version of Exhibit 10.1. No additions or changes have been or are otherwise being made to the information contained in the Form 10-Q that was filed with the Securities and Exchange Commission on November 3, 2009. Accordingly, this Form 10-Q/A should be read in conjunction with the other filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

2

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDA SOFTWARE GROUP, INC.
Dated: December 18, 2009	By:	/s/ Hamish N. Brewer
Hamish N. Brewer
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Peter S. Hathaway
Peter S. Hathaway
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

3

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1***	Third Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated July 23, 2002.

3.2**	First Amended and Restated Bylaws of JDA Software Group, Inc.

3.3****	Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc filed with the Secretary of State of the State of Delaware on July 5, 2006.

3.4*****	Certificate of Correction filed to correct a certain error in the Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc. filed with the Secretary of State of the State of Delaware on July 5, 2006.

4.1*	Specimen Common Stock Certificate of JDA Software Group, Inc.

10.1 (1)(2)	Executive Employment Agreement between Pete Hathaway and JDA Software Group, Inc. dated July 20, 2009.

10.2 (1)(2)*******	Executive Employment Agreement between Jason B. Zintak and JDA Software Group, Inc. dated August 18, 2009.

10.3******	Stock Purchase Agreement between JDA Software Group, Inc. and Thoma Bravo Inc. dated September 8, 2009.

10.4*******	Separation Agreement between JDA Software Group, Inc. and Kristen L. Magnuson dated April 6, 2009.

10.5*******	Separation Agreement between JDA Software Group, Inc. and Christopher J. Koziol dated August 3, 2009.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(2)	Certain confidential information contained in this exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996.

**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 12, 2002.

****	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 5, 2006, as filed on July 7, 2006.

*****	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed on November 9, 2006.

******	Incorporated by reference to the Company’s Current Report on Form 8-K dated and filed on September 9, 2009.

*******	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, as filed on November 3, 2009.

4