Form 10-K
period 2009-12-31
JDA SOFTWARE GROUP INC
filed 2010-03-16
CIK 1006892

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

The approximate aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing sales price of such stock as reported by the NASDAQ Stock Market) on June 30, 2009 was $447,182,136. The number of shares of common stock, $0.01 par value per share, outstanding as of March 5, 2010 was 41,534,345.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference

Portions of the Proxy Statement for the registrant’s 2010	Items 10, 11, 12, 13 and 14 of Part III
Annual Meeting of Stockholders are incorporated by
reference into Part III of this Form 10-K

PART I
Item 1B. Unresolved Staff Comments -- None
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Removed and Reserved
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure -
Item 9A. Controls and Procedures
Item 9B. Other Information -- None
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART III
Item 10. Board of Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits and Financial Statement Schedules
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
JDA SOFTWARE GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Three Years Ended December 31, 2009 (in thousands, except percentages, shares, per share amounts or as otherwise stated)
EX-10.1
EX-10.5
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1

This Annual Report on Form 10-K contains forward-looking statements reflecting management’s current forecast of certain aspects of our future. It is based on current information that we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, numbers of personnel, strategic relationships with third parties, and strategy. The forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “intend,” “believe,” “should,” “would,” “could,” “anticipate” or other words that convey uncertainty of future events or outcomes. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Annual Report on Form 10-K, which you should read carefully. We would particularly refer you to Item 1A. “Risk Factors” for an extended discussion of the risks confronting our business. The forward-looking statements in this Annual Report on Form 10-K should be considered in the context of these risk factors. We disclaim any obligation to update information contained in any forward-looking statement.

PART I

Item 1.	Business

Recent Developments

On January 28, 2010, we completed the acquisition of i2 Technologies, Inc. (“i2”) for approximately $600.0 million, which includes cash consideration of approximately $432.0 million and the issuance of approximately 6.2 million shares of our common stock with an acquisition date fair value of approximately $168.0 million, or $26.88 per share, determined on the basis of the closing market price of our common stock on the date of acquisition (the “Merger”). The combination of JDA and i2 creates a market leader in the supply chain management market. We believe this combination provides JDA with (i) a strong, complementary presence in new markets such as discrete manufacturing and transportation; (ii) enhanced scale; (iii) a more diversified, global customer base of over 6,000 customers; (iv) a comprehensive product suite that provides end-to-end supply chain management (“SCM”) solutions; (v) incremental revenue opportunities associated with cross-selling of products and services among our existing customer base; and (vi) an ability to increase profitability through net cost synergies in the first six to nine months after the Merger.

Under the terms of the Merger Agreement, each issued and outstanding share of i2 common stock was converted into the right to receive $12.70 in cash and 0.2562 of a share of JDA common stock (the “Merger Consideration”). Holders of i2 common stock did not receive any fractional JDA shares in the Merger. Instead, the total number of shares that each holder of i2 common stock received in the Merger was rounded down to the nearest whole number, and JDA paid cash for any resulting fractional share determined by multiplying the fraction by $26.65, which represents the average closing price of JDA common stock on Nasdaq for the five consecutive trading days ending three days prior to the effective date of the Merger.

Each outstanding option to acquire i2 common stock was canceled and terminated at the effective time of the Merger and converted into the right to receive the Merger Consideration with respect to the number of shares of i2 common stock that would have been issuable upon a net exercise of such option, assuming the market value of the i2 common stock at the time of such exercise was equal to the value of the Merger Consideration as of the close of trading on the day immediately prior to the effective date of the Merger. Any outstanding option with a per share exercise price that was greater than or equal to such amount was cancelled and terminated and no payment was made with respect thereto. In addition, each i2 restricted stock unit award outstanding immediately prior to the effective time of the Merger was fully vested and cancelled, and each holder of such awards became entitled to receive the Merger Consideration for each share of i2 common stock into which the vested portion of the awards would otherwise have been convertible. Each i2 restricted stock award was vested immediately prior to the effective time of the Merger and was entitled to receive the Merger Consideration.

Each outstanding share of i2’s Series B Preferred Stock was converted into the right to receive $1,100 per share in cash, which is equal to the stated change of control liquidation value of each such share plus all accrued and unpaid dividends thereon through the effective date of the Merger.

Throughout Part I of this Annual Report on Form 10-K, except as otherwise specified, we have described our business as currently operated, giving effect to our acquisition of i2.

Overview

We are a leading provider of sophisticated enterprise software solutions designed to enable planning, optimization and execution of merchandising and supply chain processes for manufacturers, wholesalers and distributors, and retailers, as well as government and aerospace defense contractors. Additionally, we provide pricing, yield management and demand management software solutions for travel, transportation, hospitality and media organizations. We believe we have the broadest and deepest suite of software products and services for supply chain management. Our software offerings are highly tailored to industry-specific needs and are integrated to provide a complete set of solutions for our customers. These attributes, we believe, position us well against both broad enterprise resource planning (“ERP”) competitors and point solution providers, and promote customer loyalty.

Industry Overview

Organizations rely on various types of enterprise software solutions to optimize their business processes in order to enhance revenue growth and control expenses. The enterprise software market includes both vertically-specialized solutions such as SCM solutions, as well as horizontal business applications such as ERP suites, business intelligence applications, customer relationship management (“CRM”) solutions, analytical applications and other financial and operational software.

SCM solutions represent a distinct subset of the broader enterprise software applications market. SCM software manages the utilization of assets and labor, the flow and allocation of materials and products and the management of information, finances and other resources across global supply chains, from manufacturers to distribution centers and transportation networks to the retail store and consumer. SCM software is used to reduce costs by improving the efficiency of supply chain flows and increase revenue by matching the supply of goods with actual customer demand more accurately. For example, SCM software enables companies to offer differentiated products targeted to specific end markets while, at the same time, ensuring the availability of appropriate sales personnel and programs to help consumers make their purchases.

The SCM market is expected to grow by approximately 5% annually, from approximately $6.3 billion of revenues in 2008 to approximately $8.2 billion in 2013, according to Gartner’s September 2009 publication entitled “Forecast: Enterprise Software Markets, Worldwide, 2008-2013, 3Q09 Update.” The SCM software market is segmented into the following categories (sub-segment size in 2008 is noted in parentheses):

•	Supply Chain Planning (Approximately $2.3 Billion): Provides planning, what-if analysis capabilities and management of real-time demand commitments to optimize the delivery of goods and services and relay information from suppliers to customers;

•	Supply Chain Execution (Approximately $1.8 Billion): Performs the efficient procurement and supply of goods, service and information across enterprise boundaries to meet customer-specific demand;

•	Procurement (Approximately $2.0 Billion): Creates an optimal set of suppliers and establishes the terms of trade to balance cost, quality and risk; and

•	Service Parts Planning (Approximately $0.2 Billion): Enables service organizations to help manage the growing number of parts and part locations.

Key growth drivers for the SCM market include:

•	Increased Global Competition: Increased global competition and the current economic downturn have led to price pressure and shortened product life cycles. As a result, companies currently face pressure to generate greater value throughout the supply chain. Many companies have begun to use low-cost, highly-skilled offshore resources to maintain margins, but coordinating these offshore resources with the delivery of goods and services in onshore markets can be challenging due to longer lead times. The globalization of supply chains furthers demand for effective supply chain management.

•	Business Intelligence Trends in Enterprise Software: Recent trends related to the enhancement of business intelligence throughout the enterprise, which emphasizes the importance of real-time information and analytic tools, have driven the need for advanced supply chain solutions that can provide the right type of information, report it in a way that facilitates decision-making, and do so in a timely manner.

•	Continued Shift from Niche Vendor Offerings: We believe that companies are increasing their demand for integrated planning and execution software suites which connect previously disconnected decision making processes, rather than specialized, narrow applications. JDA’s SCM solutions are a leading example of an integrated planning and execution suite in the field of SCM.

•	Trend Towards Enterprise Software Solutions Focused on Industry Verticals: Companies have begun to place significant value on packaged business software products focused on specific industry verticals, as opposed to general software functionality. Since SCM software must consider the specific components and attributes of an industry’s supply chain, SCM software is, by its very nature, vertically-focused.

•	Shift Towards Subscription-Based Software Delivery: Subscription-based software offerings are a growth area in enterprise software generally because they represent a deployment model that can be easier to implement than traditional license-based software. Subscription-based offerings currently represent 15% of the overall supply chain software market, according to Gartner’s July 2009 publication entitled “Dataquest Insight: Supply Chain Management Software Market Share Analysis, Worldwide, 2008”. Key areas of these deployments include procurement and sourcing — components of SCM software.

Product Overview

We market our software products as modular yet integrated suites that are designed to give our customers one synchronized view of product demand across their enterprise and extended supply chain. Our integrated suites of software products combine the functionality of planning, optimization, execution and analysis applications to enable our customers to develop an integrated enterprise plan to track and optimize the flow of inventory through the supply chain while optimizing their resources, operating efficiencies and financial results. Our customers can select individual products from our suites and implement them on a stand-alone basis or they can implement various combinations of our products to create an integrated solution. This flexibility provides speed to value which is highly desirable in the current economic environment.

Our product suites include the following:

Planning and Optimization Solutions

•	Demand Management solutions to establish the demand plan leveraged by most of our planning suite. The establishment of an accurate demand plan at every level of the supply chain is the basis of improved balancing of supply with demand and the foundation for optimized profits. Our demand planning solutions enable companies to plan demand for products and other resources such as labor. Improved demand planning reduces inventory working capital costs and increases revenues by reducing lost sales;

•	Allocation, Replenishment and Fulfillment solutions optimize the planning and execution of orders to meet the requirements of the demand plan;

•	Merchandise Planning solutions enable businesses to establish strategic plans and expand those strategies into detailed buying and resourcing plans that support the requirements of the demand plan. Our merchandise planning solutions also help businesses develop metrics, including sales, margins or turns across functional organizations, to optimize strategic financial and operating planning activities;

•	Assortment Management solutions enable businesses to plan, manage and optimize localized assortment offerings matched to specific consumer demand. Our assortment management solutions support the definition of assortment strategies, assortment optimization and end-to-end assortment execution through the supply chain;

•	Space and Category Management solutions that enable the planning and execution of category and merchandise plans, which determine the physical allocation of shelf space and the presentation of merchandise in stores designed to achieve demand-driven precision merchandising and assortment management;

•	Price Optimization and Revenue Management solutions that enable a variety of industries to optimize their profits by managing the pricing and availability of finite time sensitive capacity, such as hotel rooms, as well as physical inventory;

•	Transportation Planning solutions that enable companies to plan the sourcing of transportation capacity to optimize the movement of goods through the supply chain in the most cost effective manner to meet the requirements of the demand plan;

•	Supply and Manufacturing solutions that enable companies to optimize the utilization of manufacturing resources and materials to the creation of products to satisfy the needs of the demand plan across the supply chain network;

•	Network and Inventory Optimization solutions that enable organizations to plan the flow of goods end-to-end through the various nodes in their supply chain to achieve maximum profitability, optimize service levels, respond to unexpected changes in demand and maximize profits;

•	Supplier Relationship Management solutions that enable companies to manage how they source products for their manufacturing processes to ensure optimal pricing, terms and the most efficient use of raw material or sub-assemblies; and

•	Workforce Planning solutions designed to optimize the allocation of labor to support the execution of the sales, distribution or production plan.

Transaction Systems

•	Merchandise Operations Systems that enable retailers to manage their inventory, product mix, pricing and promotional execution at the corporate level and enhance the productivity and accuracy of warehouse processes;

•	Transportation and Logistics Management solutions that are designed to enable manufacturers, distributors, retailers, shippers, consignees, carriers, trading partners and logistics service providers to effectively manage the complexities of transportation and logistics, including multiple modes of transport such as by air, rail, sea and road;

•	Contract Manufacturing solutions for manufacturers of aerospace and defense products including order management, repair management and financial management; and

•	Store Systems that provide retailers with point-of-sale, labor management and back office applications to capture, analyze and transmit certain sales, store inventory and other operational information to corporate level merchandise operations systems.

Our software solutions also include a comprehensive set of tools for advanced decision support and analysis covering strategic business planning, forecasting, promotional planning, distribution planning, manufacturing planning and scheduling, price and revenue optimization, inventory optimization, collaborative synchronization of inventory, distribution, production and material plans, category management and workforce management. Many of our products can be and are sold to multiple customer types and most of our products are sold across each of our geographic regions.

Business Segments

We organize and manage our operations by type of customer across the following reportable business segments:

•	Retail. This reportable business segment includes all revenues related to applications and services sold to retail customers.

•	Manufacturing and Distribution. This reportable business segment includes all revenues related to applications and services sold to manufacturing and distribution companies, including process manufacturers, consumer goods manufacturers, life sciences companies, high tech organizations, oil and gas companies, automotive producers and other discrete manufacturers involved with government, aerospace and defense contracts.

•	Services Industries. This reportable business segment, which is outside of the SCM market, includes all revenues related to applications and services sold to customers in service industries such as travel, transportation, hospitality, media and telecommunications. The services industries segment is centrally managed by a team that has global responsibilities for this market.

Disclosures of certain financial information regarding our business segments and geographic regions are included in our consolidated financial statements as of December 31, 2009 and 2008, and for each of the years in the three-year period ended December 31, 2009, which are included elsewhere herein. Prior to the acquisition, i2 operated in one reportable business segment, supply chain management solutions. We intend to divide this business segment between our Retail and Manufacturing and Distribution reportable business segments.

Business Opportunities and Growth Strategies

Since our founding in 1985, JDA has expanded from a provider of inventory management software solutions for the retail industry to a global leader in supply chain management software solutions serving multiple end-markets such as retail, consumer, manufacturing and wholesale/distribution. The company has grown through a combination of organic growth and acquisitions.

JDA plans to continue to expand through a combination of organic growth and acquisition, and intends to implement the following strategies:

Focus on Core Competency:  Supply chain products and services help customers cut costs by improving efficiency and growing revenues by better matching demand with supply. Even in the current economic environment, our customers continue to license and purchase JDA’s products because of their high return on investment, creating a business opportunity for the company. We plan to continue to focus on the supply chain management space, utilizing our deep expertise and expanding our product offerings and end-markets.

Increase Add-On Sales to Existing Customers:  A significant portion of our sales are from existing customers. We plan to pursue additional sales opportunities with these customers by both cross-selling JDA and i2 products and offerings and up-selling additional products and services.

Invest in New Business Opportunities:  We will continue to invest in growth initiatives that fit into our strategy of focusing on our core SCM competency, expanding our presence globally, and broadening our product and service offerings. For example, we expect to grow our managed services business to provide customers more value from their investments in JDA products at a lower total cost of ownership.

Expand Margins Through New Low-Cost Delivery Models:  In 2008, we outlined a strategy to expand our operations in India and create a Center of Excellence (“CoE”)  in Hyderabad, India. We continue to execute plans to grow the size and capabilities of this CoE facility. The CoE is designed to complement and enhance our existing on-shore business model across multiple activities including research and development, customer support, services and internal administration, supporting our growth with high quality services at a lower cost structure. As a result of our acquisition of i2, our CoE capabilities and capacity have been significantly expanded with the addition of a second location in Bangalore, India.

Expand Marketing and Indirect Sales Alliances:  We will continue to develop and expand our marketing and indirect sales alliances, which help promote JDA solutions globally. We will also utilize, to a greater extent, our JDA Alliance Connection program, first launched in 2007. This program is designed to provide increased value to our sales agents and distributors and to maximize their ability to generate additional revenues for both themselves and JDA.

Product Strategy

In January 2007, we announced the adoption of our JDA Enterprise Architecture platform. This platform provides the strategic technology base we use to integrate and develop new solutions for our target markets. The JDA Enterprise Architecture was developed utilizing core assets acquired in our acquisition of Manugistics Group, Inc. in 2006. Customer acceptance of the JDA Enterprise Architecture has generally been positive, and we plan to expand the use of this platform over time to provide an increasingly seamless solution for our customers. Since adoption of the JDA Enterprise Architecture in 2007, we have continued with our strategy of integrating our solutions with this technology.

The JDA Enterprise Architecture is designed to support our advanced planning, optimization and execution solutions via a common platform for user interfaces, master and operational data, security, exception management, workflow, analysis and reporting. The JDA Enterprise Architecture features a “grid computing facility” that utilizes parallel processing. This architecture has demonstrated the ability to scale, enabling the largest global customers to solve their complex business challenges and accommodate the large number of stock keeping units (“SKUs”), time horizons and optimization decisions that reduce costs and improve sales. We believe the JDA Enterprise Architecture provides our customers with better visibility of key performance indicators and “one view” of demand across all supply chain planning, optimization and execution activities, thereby allowing more profitable and informed decisions in manufacturing, sourcing, supply chain planning, distribution, merchandising, logistics, promotions, replenishment, shelf optimization and in-store management. The JDA Enterprise Architecture is architected primarily using Java J2EE technology.

In 2009, our product strategy focused on, and in 2010 the combined company’s product strategy will continue to focus on, innovations that provide advanced capabilities that enhance our comprehensive solution suite to enable our customers to implement an “Integrated Planning and Execution” solution. Integrated Planning and Execution represents the ability for our customers to coordinate their decision making activities across the enterprise through certain common processes, such as a single time-phased demand plan for the whole enterprise. It also represents the ability to ensure that supply chain planning systems are constantly in synchronization with execution systems and activities across the enterprise. This strategy requires a broad and integrated suite of planning solutions that can interoperate, as well as the ability to transform those plans into action through execution systems. Our products provide all of these capabilities, and we believe the breadth and depth of our solution offerings is a distinct competitive advantage, as we believe our competitors, even those with far greater financial resources at their disposal, will struggle to replicate the capabilities of the JDA Enterprise Architecture and the functionality of our solution suite in a reasonable period of time. We also believe our ability to offer customers flexibility in their deployment approach provides a distinct competitive advantage as customers can implement individual solutions on a stand-alone basis or implement various combinations of our products to create an integrated solution.

Following the acquisition of i2, we believe it may take several years to fully implement a convergence strategy in our product suite. We currently expect to announce a multi-year product roadmap for the combined product suites during the first half of 2010; however, we do not expect to make any significant changes to our existing or acquired product offerings during the coming year as a result of this process. We also anticipate that we can begin to issue new product releases in 2011 that bring together and combine the two product suites, and over time, we will create convergent offerings that include the broad functionality of both the JDA and i2 offerings while eliminating areas of overlap. We currently expect to continue the support of all existing products of both JDA and i2 until the convergence strategy is complete.

Investment Protection Program

We have established an Investment Protection Program to protect our customers’ investment in JDA products as we migrate to new technology platforms. Under the Investment Protection Program, existing maintenance paying customers are provided with the right to like-for-like functionality in a new technology platform without the need to pay an additional license fee subject to certain conditions, including a requirement that the new solution has no more than minimal differences in price, features and functionality from the existing products. Customers will pay any required third-party charges associated with the new technology platform.

Services

We expanded the overall value proposition and operating effectiveness of our services offerings in 2009 by combining them under a single global organization called JDA Services. The various service units share resources, work load, effort, strategy, business development and customer interactions. The key components of our services are as follows:

Maintenance Services

•	Customer Support Solutions. We offer comprehensive customer support solutions to help customers optimize their investment in our products. Our standard maintenance services agreement entitles customers to receive unspecified new product releases (exclusive of those that introduce significant new functionality), comprehensive error diagnosis and correction, global phone, email and internet support, a customer relationship management portal that provides 24/7 self-service for managing and reporting issues, and access to an online user community and searchable solution knowledge-base. Customers have the option of choosing maintenance service programs that extend hours of coverage, incorporate support for custom configurations, or provide special attention through periods of high activity or upgrade processing. In addition, we have a Platinum offering that includes 24x7 support for critical issues on certain of our products, annual strategic planning meetings, technical and functional health checks, and customized training. The vast majority of our customers have participated in one or more of our customer support solutions programs. Support renewal trends in our install-base remain strong with our average annualized retention rate for 2009 at approximately 92%.

Consulting Services

•	Implementation Services. Our implementation services group consists of project managers, business consultants, systems analysts and technical personnel with extensive retail, manufacturing, and distribution industry experience. The implementation services group assists our customers in all phases of systems implementation, including program and project management, business process analysis and design, systems planning and design, customer-specific configuration of application modules and on-site implementation or conversion from existing systems. We also offer a variety of post-implementation services designed to maximize our customers’ return on their software investment, which include enhanced utilization reviews, system and process health checks, upgrade assessment and planning and executive strategic planning sessions. Implementation services are generally billed bi-weekly on an hourly basis or pursuant to the terms of a fixed price contract. In addition, we augment our services on large-scale implementations and extensive business process re-engineering projects with third-party business partners, consulting firms and system integrators. Implementation engagements have typically ranged from one month for certain Space & Category Management solutions to over two years for our larger Merchandise Operations Systems, Demand Management and Allocation, Replenishment & Fulfillment solutions; however, the time required to complete a project can vary significantly based on the size and supply chain complexity of the customer as well as the number and type of applications being implemented.

•	Strategic Business Services. We offer Strategic Business Services that provide high-level strategic consulting and assistance to our customers before, during and after the implementation of technology by aligning and integrating business activities, organizational structure, performance measures and systems processes to achieve maximum effectiveness.

•	Technical Services. We provide a range of technical services that enable our customers to optimize the interactions between our software solutions and industry standard technologies including database software, operating systems, middleware, and hardware and networks. We also offer specific performance tuning and re-engineering services to enhance throughput and response time of our solutions, and to optimize the use of networks and storage devices.

•	Training Services. We offer a comprehensive education and training program for our customers, associates and business partners through our Education Services. Education Services include multimodal process and solution training, role-based certification tracks, benchmarking surveys and services and best practice/

business strategy information. Education Services features a curriculum for each of our software solutions, and prepaid bundled training packages that range from basic overviews, implementation and technical/developer classes to business process education and key topics and techniques for the supply chain. Courses are offered at our in-house classroom facilities, and through customized on-site classes. In addition, we offer JDALearn.com, a web-based education alternative sold on a subscription basis, which provides online learning in areas such as replenishment and allocation, category management, space and floor planning, and merchandise planning. We also license our training content and provide services to customize the content to fit specific customer needs.

•	Managed Services. Our Managed Services, which we began offering in late 2009, expands our existing hosted services and includes: (i) outsourced operations for information technology, data and application management and hosting; (ii) workforce augmentation; (iii) management of process and user information; (iv) business process execution services including analysis and recommendations; and (v) business optimization services such as network design, demand classification, inventory policy and channel clustering. We also offer enhanced support services that provide customers with difficult to find technical and database administration skills, and an outsource alternative to help desk and other information technology services. We believe our Managed Services offering provides customers with effective alternatives to reduce their costs of operation, operate effectively with constrained resources, leverage outside domain expertise to augment their personnel and improve the value they derive from their JDA products.

Sales and Marketing

We market our products and services primarily through our direct sales force, and have created dedicated sales organizations in each of our geographic regions, as well as the Services Industries business unit. As of December 31, 2009, our direct sales force was located in 28 sales and support offices in major cities throughout the Americas, Europe and Asia/Pacific, and our overall global sales and marketing organization consisted of 242 employees, including 75 quota carrying sales representatives. After giving effect to our acquisition of i2, our direct sales force is located in 47 regional sales and support offices in major cities throughout the Americas, Europe and Asia/Pacific, and our overall global sales and marketing organization consists of 327 employees, including approximately 90 quota carrying sales representatives.

We continue to develop a network of value-added resellers, or VARs, and other marketing and indirect sales alliances that support and help us attain our goals. We use VARs extensively in our European and Asian regions and we believe this model helps us to achieve a stronger presence in those geographies within these diverse markets where we do not have direct operations. Our Alliance Connection program, first launched in 2007, is designed to provide increased value to our partners and to maximize their ability to generate additional revenues for themselves and JDA. Our partners enable us to operate with broader international coverage than would be possible if we undertook all of our sales activities directly. JDA has also been expanding relationships with systems integrators to assist with delivery of services on many of our larger projects involving larger Tier One customers. In 2008 we developed a JDA Certified Project Program which is designed to ensure consistent quality of projects regardless of whether JDA undertakes part or all of a customer engagement.

Sales to new customers have historically required between three and twelve months. Sales cycles are typically longer for larger dollar projects, large multi-national organizations and companies in certain geographic regions. During the past several years, we have noted an increased requirement for senior executive, board of directors or significant equity investor approval for larger dollar contracts that have lengthened the traditional time from selection to the execution of a software agreement. We believe our ability to offer a comprehensive portfolio of integrated software applications that customers can install independently or as a complete solution, has created increased cross-selling opportunities to existing customers.

Competition

We believe that although our markets are subject to intense competition, the number of competitors in many of our application markets has decreased over the past five years. We believe the principal competitive factors in our markets are (i) feature and functionality, (ii) the depth of planning and optimization provided, (iii) available deployment models that accelerate the time to value, (iv) product reputation, (v) performance and scalability, (vi) the quality of customer base, (vii) the perception of vendor viability, (viii) ability to implement, (ix) retail and supply chain industry expertise, (x) total cost of ownership, (xi) technology platform and (xii) quality of customer support across multiple regions for global customers.

We have two types of competitors: the first type being composed of Oracle Corporation (“Oracle”) and SAP AG, two large horizontal software companies that have each increased their presence in the retail and manufacturing marketplace over the past few years, and the second type being the smaller point solution providers who typically focus on limited solution areas. We believe that Oracle and SAP AG represent our more important long-term competitors as we expand our product offerings and compete head-to-head with them on broader system selection opportunities. We also expect Oracle and SAP AG to provide more aggressive competition for us due to the strength of their brands, financial size and overall market positions.

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

We license and integrate technology from third parties in certain of our software products. Examples of third-party software imbedded in our products include the following: the WebLogic application from BEA Systems, Inc. (acquired by Oracle) or the IBM Websphere applications for use in most of the JDA Enterprise Architecture platform solutions; the Data Integrator application from Business Object S.A (acquired by SAP), which is used in certain of the products acquired from Manugistics, Cognos (acquired by IBM) for use in JDA Reporting and JDA Analytics; iLog CPlex (acquired by IBM) for use in certain of our transportation and network optimization applications; the Uniface client/server application development technology from Compuware, Inc. for use in Portfolio Merchandise Management; certain applications from Silvon Software, Inc. for use in Merchandise Performance Analysis and Java technologies which are owned by Sun Microsystems but are currently subject to a proposed acquisition by Oracle and Clearcase (acquired by IBM) for use in certain of our Demand Management, Allocation, Replenishment and Fulfillment, Transportation and Logistics Management and Store Systems applications. Our third party licenses generally require us to pay royalties and fulfill confidentiality obligations. We also resell Oracle database licenses.

Our standard software license agreements contain an infringement indemnity clause under which we agree to indemnify and hold harmless our customers and business partners against liability and damages arising from claims of various intellectual property infringement by our products. These terms constitute a form of guarantee that is subject to the disclosure requirements, but not the initial recognition or measurement provisions of Accounting Standard Codification (“ASC”) 460 — Guarantees. We have never lost an infringement claim and our costs to defend such lawsuits have been insignificant. Although it is possible that in the future third parties may claim that our current or potential future software solutions infringe on their intellectual property rights, we do not currently expect a significant impact on our business, operating results, or financial condition.

Employees

As of December 31, 2009, we had 1,847 employees: 925 were based in the Americas region, 200 were based in Europe, and 722 were based in the Asia/Pacific region, including 598 in India. Of the total, 242 were engaged in sales and marketing, 456 were in consulting services, 297 were engaged in customer support services, 607 were in product development, and 245 perform administrative functions. After the acquisition of i2, we have 2,969 employees, of which 1,321 were based in the Americas region, 287 were based in Europe, and 1,361 were based in the Asia/Pacific region, including 1,130 in India. Of this total, 327 are engaged in sales and marketing, 1,007 are engaged in consulting services, 406 are engaged in customer support services, 869 are engaged in product development, and 360 perform administrative functions. Our employees in Germany are represented by a Works Council. Although there are no formal employee representative bodies in other countries, the employees of certain of our foreign subsidiaries are covered by national, regional or sectoral collective agreements as required by statute or standard local practice. We believe that our relations with our employees are good and we have never had a work stoppage.

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

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes material risks and uncertainties that we believe may adversely affect our business, financial condition, results of operations or the market price of our stock. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-K.

Risks Related To Our Business

We may not remain profitable.

We had net income of $26.3 million and $3.1 million for the years ended December 31, 2009 and 2008, respectively. We may not be able to sustain such profitability in the future. Our ability to sustain profitability will depend, in part, on our ability to:

•	attract and retain an adequate client base;

•	manage effectively a larger and more global business;

•	react to changes, including technological changes, in the markets we target or operate in;

•	deploy our services in additional markets or industry segments;

•	respond to competitive developments and challenges;

•	attract and retain experienced and talented personnel; and

•	establish strategic business relationships.

We may not be able to do any of these successfully, and our failure to do so is likely to have a negative impact on our operating results and cash flows, which could affect our ability to make payments on the notes.

We have a substantial amount of debt, which could impact our ability to obtain future financing or pursue our growth strategy.

After the acquisition of i2, we have $275 million of long-term debt. Our cash flow from operations, without the cash flow from i2, was $96.5 million and $47.1 million in 2009 and 2008, respectively. Our indebtedness could have significant adverse effects on our business, including the following:

•	we must use a substantial portion of our cash flow from operations to pay interest on our indebtedness, which will reduce the funds available to us for operations and other purposes;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•	our high level of indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited;

•	our high level of indebtedness may make us more vulnerable to economic downturns and adverse developments in our business; and

•	our ability to fund a change of control offer may be limited.

The instruments governing the notes contain, and the instruments governing any indebtedness we may incur in the future may contain, restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all or a portion of our outstanding indebtedness.

Payments on our indebtedness will require a significant amount of cash.

As a result of financial, business, economic and other factors, many of which we cannot control, our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness, including our outstanding notes, or to fund other liquidity needs. If we do not have sufficient cash resources in the future, we may be required to refinance all or part of our then existing debt, sell assets or borrow more money. There can be no assurance that we will be able to accomplish any of these alternatives on terms acceptable to us or at all. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives.

We may be able to incur substantial additional indebtedness that could further exacerbate the risks associated with our indebtedness.

We may incur substantial additional indebtedness in the future. Although the indenture governing our outstanding notes contains restrictions on our incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial additional secured or unsecured indebtedness, which may include a credit facility that may include financial ratio requirements and covenants. If we incur additional debt, the risks related to our leverage and debt service requirements would increase.

We may not receive significant revenues from our current research and development efforts, which may limit our business from developing in ways that we currently anticipate.

Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. We have made and expect to continue making significant investments in software research and development and related product opportunities. If product life cycles shorten or key technologies upon which we depend change rapidly, we may need to make high levels of expenditures for research and development that could adversely affect our operating results if not offset by corresponding revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will receive significant revenues from these investments.

We may misjudge when software sales will be realized, which may materially reduce our revenue and cash flow and adversely affect our business.

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

We are also at risk of having pending transactions abruptly terminated if the boards of directors or executive management of our customers decide to withdraw funding from information technology projects as a result of a deep or prolonged global economic downturn and credit crisis. If this type of behavior becomes commonplace among existing or potential customers then we may face a significant reduction in new software sales. In the last year we have seen an increasing number of our prospects indicate to us that they can sign agreements prior to the end of our quarter, when in fact their approval process precludes them from being able to complete the transaction until after the end of our quarter. In addition, because of the current economic downturn, we may need to increase our use of alternate licensing models that reduce the amount of software revenue we recognize upon shipment of our software.

Each of these circumstances add to the difficulty of accurately forecasting the timing of deals. We expect to experience continued difficulty in accurately forecasting the timing of deals. If we receive any significant cancellation or deferral of customer orders, or if we are unable to conclude license negotiations by the end of a fiscal quarter, our quarterly operating results will be lower than anticipated.

In addition to the above, we may be unable to recognize revenues associated with certain projects assumed in the acquisition of i2 in accordance with our expectations. i2 historically recognized a significant portion of revenues from sales of software solutions and development projects over time using the percentage of completion method of contract accounting. Failure to complete project phases in accordance with the overall project plan can create variability in our expected revenue streams if we are not able to recognize revenues related to particular projects because of delays in development.

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

In addition, implementation of our products may involve customer-specific configuration by third parties or us, and may involve integration with systems developed by third parties. Our clients may occasionally experience difficulties integrating our products with other hardware or software in their particular environment that are unrelated to defects in our products. Such defects, errors or difficulties may cause future delays in product introductions, result in increased costs and diversion of development resources, require design modifications or impair customer satisfaction with our products. If clients experience significant problems with implementation of our products or are otherwise dissatisfied with their functionality or performance, or if our products fail to achieve market acceptance for any reason, our market reputation could suffer, and we could be subject to claims for significant damages. There can be no assurances that the contractual provisions in our customer agreements that limit our liability and exclude consequential damages will be enforced. Any such damages claim could impair our market reputation and could have a material adverse affect on our business, operating results and financial condition.

We may have difficulty implementing our software products, which would harm our business and relations with customers.

Our software products are complex and perform or directly affect mission-critical functions across many different functional and geographic areas of the enterprise. Consequently, implementation of our software products can be a lengthy process, and commitment of resources by our clients is subject to a number of significant risks over which we have little or no control. The implementation time for certain of our applications can be longer and more complicated than our other applications as they typically:

•	involve more significant integration efforts in order to complete implementation;

•	require the execution of implementation procedures in multiple layers of software;

•	offer a customer more deployment options and other configuration choices;

•	require more training; and

•	may involve third party integrators to change business processes concurrent with the implementation of the software.

Delays in the implementations of any of our software products, whether by our business partners or by us, may result in client dissatisfaction, disputes with our customers, or damage to our reputation.

Our operating results may be adversely affected as a result of our failure to meet contractual obligations under fixed-price contracts within our estimated cost structure.

A portion of our consulting services revenues are derived under fixed price arrangements that require us to provide identified deliverables for a fixed fee. During the years ended December 31, 2009 and 2008, approximately 15% of our consulting services revenues were derived under fixed price arrangements. Our failure to meet our contractual obligations under fixed price contracts within our estimated cost structure may result in our having to record the cost related to the performance of services in the period that the services were rendered, but delay the timing of revenue recognition to a future period in which the obligations are met, which may cause our operating results to suffer.

We may have difficulty developing our new managed services offering, which could reduce our future revenue growth opportunities.

We have limited experience operating our applications for our customers under our Managed Services offering, either on a hosted or remote basis. We began these services in late 2009 and through December 31, 2009 they represented a very small part of our revenues. We have hired management personnel with significant expertise in operating a managed services business and we have begun to make capital expenditures for this business. We may encounter difficulties developing our Managed Services into a mature services offering, or the rate of adoption by our customers may be slower than anticipated. If our Managed Services business does not grow or operate as expected, it could divert management resources, harm our strategy and reduce opportunities for future revenue growth.

The enforcement and protection of our intellectual property rights may be expensive and could divert our valuable resources.

We rely primarily on patent, copyright and trademark laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and processes. Policing unauthorized use of our products and technologies is difficult and time-consuming. Unauthorized parties may try to copy or reverse engineer portions of our products, circumvent our security devices or otherwise obtain and use our intellectual property. We cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our proprietary information and technologies, particularly in foreign countries where the laws may not protect our proprietary intellectual property rights as fully or as readily as United States laws. We cannot be certain that the laws and policies of any country, including the United States, or the practices of any of the standards bodies, foreign or domestic, with respect to intellectual property enforcement or licensing will not be changed in a way detrimental to our licensing program or to the sale or use of our products or technology.

We may need to litigate to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. As a result of any such litigation, we could lose our ability to enforce one or more patents or incur substantial unexpected operating costs. Any action we take to enforce our intellectual property rights could be costly and could absorb significant management time and attention, which, in turn, could negatively impact our operating results. In addition, failure to protect our trademark rights could impair our brand identity.

Third parties may claim we infringe their intellectual property rights, which would result in an increase in litigation and other related costs.

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

We license and integrate technology from third parties in certain of our software products. Examples of third-party software embedded in our products include the following: the WebLogic application from BEA Systems, Inc. (acquired by Oracle) or the IBM Websphere applications for use in most of the JDA Enterprise Architecture platform solutions; the Data Integrator application from Business Object S.A (acquired by SAP), which is used in certain of the products acquired from Manugistics, Cognos (acquired by IBM) for use in JDA Reporting and JDA Analytics; iLog CPlex (acquired by IBM) for use in certain of our Transportation and Network Optimization applications; the Uniface client/server application development technology from Compuware, Inc. for use in Portfolio Merchandise Management; certain applications from Silvon Software, Inc. for use in Merchandise Performance Analysis and Java technologies which are owned by Sun Microsystems but are currently subject to a proposed acquisition by Oracle and Clearcase (acquired by IBM) for use in certain of our Demand Management, Allocation, Replenishment and Fulfillment, Transportation and Logistics Management and Store systems applications. Our third-party licenses generally require us to pay royalties and fulfill confidentiality obligations. We also resell Oracle database licenses. If we are unable to continue to license any of this third party software, or if the third party licensors do not adequately maintain or update their products, we would face delays in the releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our software products. These delays, if they occur, could harm our business, operating results and financial condition. It is also possible that intellectual property acquired from third parties through acquisitions, mergers, licenses, or otherwise obtained may not have been adequately protected, or infringes another parties intellectual property rights.

We may face difficulties in our highly competitive markets, which may make it difficult to attract and retain clients and grow revenues.

The supply chain software market continues to consolidate and this has resulted in larger, new competitors with significantly greater financial and marketing resources and more numerous technical resources than we possess. This could create a significant competitive advantage for our competitors and negatively impact our business. It is difficult to estimate what long term effect these acquisitions will have on our competitive environment. We have encountered competitive situations with certain enterprise software vendors where, in order to encourage customers to purchase licenses of their specific applications and gain market share, we suspect they have also offered to license at no charge certain of their retail and/or supply chain software applications that compete with our solutions. If large competitors such as Oracle, SAP AG and other large private companies are willing to license their retail, supply chain and/or other applications at no charge, it may result in a more difficult competitive environment for our products. We cannot guarantee that we will be able to compete successfully for customers or acquisition targets against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.

We encounter competitive products from a different set of vendors in many of our primary product categories. We believe that while our markets are subject to intense competition, the number of competitors in many of our application markets has decreased over the past five years. We believe the principal competitive factors in our markets are feature and functionality, the depth of planning and optimization provided and available deployment models. We compete on the basis of the reputation of our products, the performance and scalability of our products, the quality of our customer base, our ability to implement, our retail and supply chain industry expertise, our lower total cost of ownership, technology platform and quality of customer support across multiple regions for global customers.

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

We have increased our off-shore resources through our CoE. However, our consulting services business model is currently largely based on relatively high-cost on-shore resources and, although it has started to increase, utilization of CoE consulting services resources in the Hyderabad facility has been lower than planned.

We believe the primary reason for this lower-than-expected utilization may be due to slower internal adoption of our planned mix of on-shore/off-shore services. Further, we face competition from low-cost off-shore service providers and smaller boutique consulting firms. This competition is expected to continue and our on-shore hourly rates are much higher than those offered by these competitors. As these competitors gain more experience with our products, the quality gap between our service offerings and theirs may diminish, resulting in decreased revenues and profits from our consulting practice. In addition, we face increased competition for services work from ex-employees of JDA who offer services directly or through lower cost boutique consulting firms. These competitive service providers have taken business from JDA and while some are still relatively small compared to our consulting services business, if they grow successfully, it will be largely at our expense. We continue to attempt to improve our competitive position by further developing and increasing the utilization of our own offshore consulting services group at our CoE facility in Hyderabad, and this should be enhanced by the CoE facility in Bangalore that we obtained in the i2 acquisition since it has been in operation for a longer period of time; however, we cannot guarantee these efforts will be successful or enhance our ability to compete.

There are many risks associated with international operations, which may negatively impact our overall business and profitability.

International revenues represented approximately 40% of our total revenues in the three years ended December 31, 2009, 2008 and 2007, or 40%, 40% and 41% on a pro forma basis, after giving effect to acquisition of i2, and we expect to generate a significant portion of our revenues from international sales in the future.

Our international business operations are subject to risks associated with international activities, including:

•	currency fluctuations, the impact of which could significantly increase as a result of:

Arrow Pointing Right our continuing expansion of the CoE in India; and

Arrow Pointing Right	the acquisition of i2, as the majority of i2’s international expenses, including the compensation expense of over 65% of its employees, will be denominated in currencies other than the U.S. Dollar;

•	higher operating costs due to the need to comply with local laws or regulations;

•	lower margins on consulting services;

•	competing against low-cost service providers;

•	unexpected changes in employment and other regulatory requirements;

•	tariffs and other trade barriers;

•	costs and risks of adapting our products for use in foreign countries;

•	longer payment cycles in certain countries;

•	potentially negative tax consequences;

•	difficulties in staffing and managing geographically disparate operations;

•	greater difficulty in safeguarding intellectual property, licensing and other trade restrictions;

•	ability to negotiate and have enforced favorable contract provisions;

•	repatriation of earnings;

•	the challenges of finding qualified management for our international operations;

•	general economic conditions in international markets; and

•	developing and deploying the skills required to service our broad set of product offerings across the markets we serve.

We expect that an increasing portion of our international software license, consulting services and maintenance services revenues will be denominated in foreign currencies, subjecting us to fluctuations in foreign currency exchange rates. If we expand our international operations, exposures to gains and losses on foreign currency transactions may increase. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations but we do not hedge ongoing or anticipated revenues, costs and expenses, including the additional costs we expect to incur with the expansion of our CoE in Hyderabad, India. We cannot guarantee that any currency exchange strategy would be successful in avoiding exchange-related losses.

If we experience expansion delays or difficulties with our Center of Excellence in India, our costs may increase and our margins may decrease.

We are continuing the expansion of our CoE facilities located in Hyderabad and Bangalore, India. In order to take advantage of cost efficiencies associated with India’s lower wage scale, we expanded the CoE during 2008 beyond a research and development center to include consulting services, customer support and information technology resources. We believe that a properly functioning CoE will be important in achieving desired long-term operating results. Although we have not yet fully utilized certain of the service capabilities of the CoE, we believe progress is being made. We are satisfied with the progress of our product development, information technology and other administrative support functions at the CoE. We are also beginning to gain leverage from the CoE in our consulting services business, and we expect the overall share of consulting services work performed by the CoE will continue to increase. We also believe there are additional opportunities to further leverage the CoE in our customer support organization. If we encounter any delays in our efforts to increase the utilization of our services resources at the CoE it may have an overall effect of reducing our consulting services margins and negatively impacting our operating results. Additional risks associated with our CoE strategy include, but are not limited to:

•	the slower-than-expected rate of internal adoption of our planned mix of on-shore/off-shore services;

•	unexpected increases in labor costs in India;

•	increased risk of associate attrition due to the improvement of the Indian economy and job market;

•	terrorist activities in the region;

•	inability to hire or retain sufficient personnel with the necessary skill sets to meet our needs;

•	economic, security and political conditions in India;

•	inadequate facilities or communications infrastructure; and

•	local law or regulatory issues.

In addition, i2 conducted a large portion of its software solutions development and services operations in Bangalore, India and the distributed nature of its development and consulting resources could create increased operational challenges and complications for us based upon the above factors.

Economic, political and market conditions can adversely affect our revenue and profitability.

Our revenue and profitability depend on the overall demand for our software and related services. Historically, events such as terrorist attacks, natural catastrophes and contagious diseases have created uncertainties in our markets and caused disruptions in our sales cycles. A regional and/or global change in the economy or financial markets, such as the current severe global economic downturn, could result in delay or cancellation of customer purchases. A downturn in the economy, such as the current global recession, may cause an increase in customer bankruptcy reorganizations, liquidations and consolidations, which may negatively impact our accounts receivables and expected future revenues from such customers. Current adverse conditions in credit markets, reductions in consumer confidence and spending and the fluctuating commodities and/or fuel costs are examples of changes that have delayed or terminated certain customer purchases. These adverse conditions have delayed or terminated certain of our customer deals. A further worsening or broadening or protracted extension of these conditions would have a significant negative impact on our operating results. In addition to the potential negative impact of the economic downturn on our software sales, customers are increasingly seeking to reduce their maintenance fees or to avoid price increases. This has resulted in elevated levels of maintenance attrition in recent periods. A prolonged economic downturn may further increase our attrition rates, particularly if many of our larger maintenance customers cease operations. Because maintenance is our largest source of revenue, increases in our attrition rates can have a significant adverse impact on our operating results. Weak and uncertain economic conditions could also impair our customers’ ability to pay for our products or services. Any of these factors could adversely impact our quarterly or annual operating results and our financial condition.

We may be unable to retain key personnel, which could materially impact our ability to further develop our business.

While the rate of retention of our associates is high compared to industry averages, our operations are dependent upon our ability to attract and retain highly skilled associates and the loss of certain key individuals to any of our competitors could adversely impact our business. In addition, our performance depends in large part on the continued performance of our executive officers and other key employees, particularly the performance and services of James D. Armstrong, our Chairman, and Hamish N. Brewer, our Chief Executive Officer. Following our acquisition of i2, our employees (including our employees who were former employees of i2) may experience uncertainty as a result of integration activities, which may adversely affect our ability to attract and retain key personnel. We also must continue to attract and motivate our other employees and keep them focused on our strategies and goals, which effort may be adversely affected as a result of the uncertainty and difficulties with integrating i2 with JDA.

We do not have in place “key person” life insurance policies on any of our employees. The loss of the services of Mr. Armstrong, Mr. Brewer or other key executive officers or employees without a successor in place, or any difficulties associated with a successor, could negatively affect our financial performance.

We may have difficulty integrating future acquisitions, which would reduce the anticipated benefits of those transactions.

We intend to continually evaluate potential acquisitions of complementary businesses, products and technologies, including those that are significant in size and scope. In pursuit of our strategy to acquire complementary products, we have completed eleven acquisitions over the past twelve years, including our acquisitions of i2 in January 2010 and of Manugistics in July 2006. The risks we commonly encounter in acquisitions include:

•	if we incur significant debt to finance a future acquisition and our combined business does not perform as expected, we may have difficulty complying with debt covenants;

•	if we use our stock to make a future acquisition, it will dilute existing shareholders;

•	we may have difficulty assimilating the operations and personnel of any acquired company;

•	the challenge and additional investment involved to integrate new products and technologies into our sales and marketing process;

•	we may have difficulty effectively integrating any acquired technologies or products with our current products and technologies, particularly where such products reside on different technology platforms, or overlap with our products;

•	our ongoing business may be disrupted by transition and integration issues;

•	customer purchases and projects may become delayed until we publish a combined product roadmap, and once we do publish the roadmap it may disrupt additional purchases and projects;

•	the costs and complexity of integrating the internal information technology infrastructure of each acquired business with ours may be greater than expected and require capital investments;

•	we may not be able to retain key technical and managerial personnel from an acquired business;

•	we may be unable to achieve the financial and strategic goals for any acquired and combined businesses;

•	we may have difficulty in maintaining controls, procedures and policies during the transition and integration period following a future acquisition;

•	our relationships with partner companies or third-party providers of technology or products could be adversely affected;

•	our relationships with employees and customers could be impaired;

•	our due diligence process may fail to identify significant issues with product quality, product architecture, legal or tax contingencies, customer obligations and product development, among other things;

•	as successor we may be subject to certain liabilities of our acquisition targets; and

•	we may be required to sustain significant exit or impairment charges if products acquired in business combinations are unsuccessful.

Our failure to effectively integrate any future acquisition would adversely affect the benefit of such transaction, including potential synergies or sales growth opportunities, to the extent in or the time frame anticipated.

Government contracts are subject to unique costs, terms, regulations, claims and penalties that could reduce their profitability to us.

As a result of the acquisition of Manugistics, we acquired a number of contracts with the U.S. government. Government contracts entail many unique risks, including, but not limited to, the following:

•	early termination of contracts by the government;

•	costly and complex competitive bidding process;

•	required extensive use of subcontractors, whose work may be deficient or not performed in a timely manner;

•	significant penalties associated with employee misconduct in the highly regulated government marketplace;

•	changes or delays in government funding that could negatively impact contracts; and

•	onerous contractual provisions unique to the government such as “most favored customer” provisions.

These risks may make the contracts less profitable or cause them to be terminated, which would adversely affect the business.

If we do not identify, adopt and develop product architecture that is compatible with emerging industry standards, our products will be less attractive to customers.

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

We may be impacted by shifts in consumer preferences affecting the manufacturing, distribution and retail supply chain that could reduce our revenues.

We are dependent upon and derive most of our revenue from the supply chain linking manufacturers, distributors and retailers to consumers, or consumer products supply chain vertical. If a shift in spending occurs in this vertical market that results in decreased demand for the types of solutions we sell, it would be difficult to adjust our strategies and solution offerings because of our dependence on these markets. If the consumer products supply chain vertical experiences a decline in business, it could have a significant adverse impact on our business prospects, particularly if it is a prolonged decline. The current economic downturn has caused declines in certain areas of the consumer products supply chain. If economic conditions continue to deteriorate or the failure rates of customers in our target markets increase, we may experience an overall decline in sales that would adversely impact our business.

Risks Related to the Acquisition of i2

We may not realize the anticipated benefits of our acquisition of i2, including potential synergies, due to challenges associated with integrating the companies or other factors.

The success of our acquisition of i2 will depend in part on the success of our management in integrating the operations, technologies and personnel of i2 with JDA. Management’s inability to meet the challenges involved in integrating successfully the operations of JDA and i2 or otherwise to realize the anticipated benefits of the transaction could seriously harm our results of operations. In addition, the overall integration of the two companies will require substantial attention from our management, particularly in light of the geographically dispersed operations of the two companies, which could further harm our results of operations.

The challenges involved in integration include:

•	integrating the two companies’ operations, processes, people, technologies, products and services;

•	coordinating and integrating sales and marketing and research and development functions;

•	demonstrating to our clients that the acquisition will not result in adverse changes in business focus, products and service deliverables (including customer satisfaction);

•	assimilating and retaining the personnel of both companies and integrating the business cultures, operations, systems and clients of both companies; and

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations and administrative functions.

We may not be able to successfully integrate the operations of i2 in a timely manner, or at all, and we may not realize the anticipated benefits of the acquisition, including potential synergies or sales or growth opportunities, to the extent or in the time frame anticipated. The anticipated benefits and synergies of the acquisition are based on assumptions and current expectations, with limited actual experience, and assume that we will successfully integrate and reallocate resources among our facilities without unanticipated costs and that our efforts will not have unforeseen or unintended consequences. In addition, our ability to realize the benefits and synergies of the business combination could be adversely impacted to the extent that JDA’s or i2’s relationships with existing or potential clients, suppliers or strategic partners is adversely affected as a consequence of the transaction, as a result of further weakening of global economic conditions, or by practical or legal constraints on its ability to combine operations. Furthermore, a portion of our ability to realize synergies and cost savings depends on our ability to continue to migrate work from certain of our on-shore facilities to our off-shore facilities.

If we are unable to successfully execute on any of our identified business opportunities or other business opportunities that we determines to pursue, we may not achieve the benefits of the acquisition and our business may be harmed.

As a result of our acquisition of i2, we have approximately 3,000 employees. In order to pursue business opportunities, we will need to continue to build our infrastructure, client initiatives and operational capabilities. Our ability to do any of these successfully could be affected by one or more of the following factors:

•	the ability of our technology and hardware, suppliers and service providers to perform as we expect;

•	our ability to execute our strategy and continue to operate a larger, more diverse business efficiently on a global basis;

•	our ability to effectively manage our third party relationships;

•	our ability to attract and retain qualified personnel;

•	our ability to effectively manage our employee costs and other expenses;

•	our ability to retain and grow revenues and profits from our clients and the current portfolio of business with each client;

•	technology and application failures and outages, security breaches or interruption of service, which could adversely affect our reputation and our relations with our clients;

•	our ability to accurately predict and respond to the rapid technological changes in our industry and the evolving service and pricing demands of the markets we serve; and

•	our ability to raise additional capital to fund our long-term growth plans.

Our failure to adequately address the above factors would have a significant impact on our ability to implement our business plan and our ability to pursue other opportunities that arise, which might negatively affect our business.

i2 has been, and we may be, subject to product quality and performance claims, which could seriously harm our business.

From time to time prior to the acquisition, customers of i2 made claims pertaining to the quality and performance of i2’s software and services, citing a variety of issues. Whether customer claims regarding the quality and performance of i2’s products and services are founded or unfounded, they may adversely impact customer demand and affect JDA’s market perception, its products and services. Any such damage to our reputation could have a material adverse effect on our business, results of operations, cash flow and financial condition.

Risks Related To Our Stock

Our quarterly operating results may fluctuate significantly, which could adversely affect the price of our stock.

Our quarterly operating results have varied in the past and are expected to continue to vary in the future. If our quarterly or annual operating results, particularly our software revenues, fail to meet management’s or analysts’ expectations, the price of our stock could decline. Many factors may cause these fluctuations, including:

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

Charges to earnings resulting from past or future acquisitions, including our acquisition of i2, or internal reorganizations may also adversely affect our operating results. Under the acquisition method of accounting, we allocate the total purchase price to an acquired company’s net tangible assets, amortizable intangible assets and in-process research and development based on their fair values as of the date of the acquisition and record the excess of the purchase price over those fair values as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. In addition, we have not completed the valuation analysis and calculations necessary to finalize the required purchase price allocation. In addition to goodwill, the final purchase price allocation may include allocations to intangible assets such as trademarks and trade names, in-process research and development, developed technology and customer-related assets. As a result, we are unable to forecast at this time certain operating results that will ultimately impact our GAAP results for 2010, including the amount of potential amortization on acquired intangibles and the amount of depreciation on acquired property and equipment. As a result, any of the following or other factors could result in material charges that would adversely affect our results:

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

Anti-takeover provisions in our organizational documents and Delaware law could prevent or delay a change in control.

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

We own our corporate office facility in Scottsdale, Arizona. The corporate office facility includes a 136,000 square foot, three-story office building, a two-story parking garage, and approximately 8.8 acres of land upon which these structures are located. The corporate office is used for certain of our sales, marketing, consulting, customer support, training, and product development functions, as well as executive and administrative functions. As of December 31, 2009, we have leased approximately 24,000 square feet of excess office space in our corporate office facility, and have identified an additional 13,000 square feet that is available for lease.

We currently lease office space in the Americas for 12 regional sales and support offices across the United States and Latin America, and for 15 other international sales and support offices located in major cities throughout Europe, Asia, Australia, Japan and the CoE facility in Hyderabad, India. The leases are primarily non-cancelable operating leases with initial terms ranging from one to 20 years that expire at various dates through the year 2018. None of the leases contain contingent rental payments; however, certain of the leases contain scheduled rent increases and renewal options. We expect that in the normal course of business most of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. We believe our existing facilities are adequate for our current needs and for the foreseeable future. As of December 31, 2009, we have sublet approximately 191,000 square feet of excess office space through 2012, and have identified an additional 24,000 square feet that we are trying to sublet.

In March 2007, we sold a 15,000 square foot office facility in the United Kingdom for approximately $6.3 million and recognized a gain of approximately $4.1 million.

In addition to the above, we assumed certain operating lease obligations in connection with our acquisition of i2 on January 28, 2010. These leases include office space in the Americas for 5 regional sales and support offices across the United States, Canada and Latin America, and for 14 other international sales and support offices located in major cities through Europe, Asia, Australia, Japan and Center of Excellence facilities in Bangalore and Mumbai, India. The leases are primarily non-cancelable operating leases with initial terms generally ranging from one to seven years that expire at various dates through the year 2014. None of the leases contain contingent rental payments; however, certain of the leases contain scheduled rent increases and renewal options. We expect that in the normal course of business a portion of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed, and others will be cancelled as we consolidate JDA and i2 offices. In addition, we assumed various leases on computers, automobiles, and other office equipment under non-cancelable operating leases with initial terms ranging from 12 to 48 months. Certain of the equipment leases contain renewal options and we expect that in the normal course of business some or all of these leases will be renewed or replaced by other leases.

Item 3.	Legal Proceedings

We are involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not currently believe the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

On April 29, 2009, i2 filed a lawsuit for patent infringement against Oracle Corporation (NASDAQ: ORCL). The lawsuit, filed in the United States District Court for the Eastern District of Texas, alleges infringement of 11 patents related to supply chain management, available to promise software and other enterprise software applications. As a result of our acquisition of i2 on January 28, 2010, i2 is now a wholly-owned subsidiary of the Company. i2 incurred expenses related to this matter of approximately $1.0 million for the twelve months ended December 31, 2009.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol “JDAS.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock for the two most recent fiscal years as reported on NASDAQ.

Year Ended 2009	High	Low

1st Quarter	$13.64	$9.04
2nd Quarter	16.15	10.62
3rd Quarter	23.87	14.71
4th Quarter	26.25	19.57

Year Ended 2008	High	Low

1st Quarter	$20.74	$15.65
2nd Quarter	20.82	16.96
3rd Quarter	20.14	14.88
4th Quarter	15.18	10.07

On March 5, 2010, the closing sale price for our common stock was $29.44 per share. On this date, there were approximately 272 holders of record of our common stock. This figure does not reflect what we believe are more than 20,000 beneficial stockholders whose shares are held in nominee names by brokers and other institutions. We have never declared or paid any cash dividend on our common stock. Since we presently intend to retain future earnings to finance the growth and development of our business, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

See Item 1A for a discussion of factors which have and may continue to impact our operating results and adversely affect the market price of our common stock. See Item 12 for information regarding securities authorized for issuance under equity compensation plans.

Stock Performance Graph

The graph below compares the cumulative total return on our Common Stock with the NASDAQ Stock Market index (U.S. companies) and the cumulative total return of NASDAQ Computer and Data Processing Stocks (Peer Group) for the period from December 31, 2004 to December 31, 2009. The comparison assumes that $100 was invested on December 31, 2004 in our Common Stock and in each of the comparison indices, and assumes reinvestment of dividends.

Company/Index Name	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
JDA Software Group, Inc.	$100.00	$124.87	$101.07	$150.15	$96.37	$185.95
NASDAQ Stock Market (US Companies)	100.00	102.13	112.18	121.67	58.64	84.30
Computer and Data Processing Stocks (Peer Group)	100.00	103.39	116.07	141.83	81.65	133.45

The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. The selected consolidated financial data presented below under the captions “Consolidated Statement of Operations Data” and “Consolidated Balance Sheet Data” for, and as of the end of, each of the years in the five-year period ended December 31, 2009, are derived from the consolidated financial statements of JDA Software Group, Inc. The consolidated financial statements as of December 31, 2009 and 2008, and for each of the years in the three-year period ended December 31, 2009, together with the report of the independent registered public accounting firm, are included elsewhere herein.

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands except per share data)

Revenues:
Software licenses	$88,786	$92,898	$73,599	$48,971	$58,508
Maintenance services	179,336	182,844	178,198	129,290	86,417

Product revenues	268,122	275,742	251,797	178,261	144,925

Consulting services	107,618	104,072	110,893	90,085	64,901
Reimbursed expenses	10,060	10,518	10,885	9,121	5,997

Service revenues	117,678	114,590	121,778	99,206	70,898

Total revenues	385,800	390,332	373,575	277,467	215,823

Cost of Revenues:
Cost of software licenses	3,241	3,499	2,499	2,005	1,638
Amortization of acquired software technology	3,920	5,277	6,377	6,226	5,009
Cost of maintenance services	43,165	45,734	45,242	31,793	22,700

Cost of product revenues	50,326	54,510	54,118	40,024	29,347

Cost of consulting services	85,285	81,954	83,131	65,828	50,882
Reimbursed expenses	10,060	10,518	10,885	9,121	5,997

Cost of service revenues	95,345	92,472	94,016	74,949	56,879

Total cost of revenues	145,671	146,982	148,134	114,973	86,226

Gross Profit	240,129	243,350	225,441	162,494	129,597
Operating Expenses:
Product development	51,318	53,866	51,173	56,262	44,351
Sales and marketing	66,001	66,468	63,154	48,153	40,386
General and administrative	47,664	44,963	44,405	34,803	27,071
Amortization of intangibles	23,633	24,303	15,852	9,556	3,572
Restructuring charges	6,865	8,382	6,208	6,225	2,439
Acquisition-related costs	4,768	—	—	—	—
Costs of abandoned acquisition	—	25,060	—	—	—
Loss on impairment of goodwill	—	—	—	—	9,713
Loss on impairment of trademarks	—	—	—	200	200
Gain on sale of office facility	—	—	(4,128)	—	—

Total operating expenses	200,249	223,042	176,664	155,199	127,732

Operating Income	39,880	20,308	48,777	7,295	1,865
Interest expense and amortization of loan fees	(2,712)	(10,349)	(11,836)	(7,645)	(162)
Finance costs on abandoned acquisition	767	(5,292)	—	—	—
Interest income and other, net	1,253	2,791	3,476	3,857	2,799
Change in fair value of Series B Preferred Stock conversion feature	—	—	—	(3,086)	—

Income Before Income Taxes	39,188	7,458	40,417	421	4,502
Income tax (provision) benefit	(12,849)	(4,334)	(13,895)	(867)	2,458

Net Income (Loss)	26,339	3,124	26,522	(466)	6,960
Consideration paid in excess of carrying value on the repurchase of redeemable preferred stock	(8,593)	—	—	—	—
Adjustment to increase the carrying amount of the Series B Preferred Stock to its redemption value	—	—	—	(10,898)	—

Income (Loss) Applicable to Common Shareholders	$17,746	$3,124	$26,522	$(11,344)	$6,960

Basic Earnings (Loss) Per Share Applicable to Common Shareholders	$.51	$.09	$.79	$(.39)	$.24

Diluted Earnings (Loss) Per Share Applicable to Common Shareholders	$.50	$.09	$.76	$(.39)	$.24

SHARES USED TO COMPUTE:
Basic earnings (loss) per share applicable to common shareholders	34,936	34,339	33,393	29,232	28,825

Diluted earnings (loss) per share applicable to common shareholders	35,258	35,185	34,740	29,232	29,290

Consolidated Balance Sheet Data:

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Cash and cash equivalents	$75,974	$32,696	$95,288	$53,599	$71,035
Restricted cash(1)	287,875	—	—	—	—
Marketable securities	—	—	—	—	40,472
Working capital(1)	345,672	32,139	67,863	41,103	119,032
Goodwill and other intangible assets(2)	254,936	282,489	311,355	345,000	103,436
Total assets(1),(2),(3)	821,666	524,776	622,225	624,744	330,572
Long-term debt(1),(2),(3)	272,250	—	92,536	137,813	—
Redeemable preferred stock(2)	—	50,000	50,000	50,000	—
Stockholders’ equity(4)	411,436	341,495	335,796	290,352	281,966

(1)	The increase in restricted cash, total assets, working capital and long term debt in 2009 resulted primarily from the net proceeds from the sale of $275 million of five-year, 8.0% Senior Notes. The net proceeds from the sale of the Senior Notes, together with cash on hand at JDA and i2, were subsequently used, together with cash on hand at JDA and i2, to fund the cash portion of the merger consideration in the acquisition of i2 Technologies on January 28, 2010. See the footnotes to the Consolidated Financial Statements for a complete discussion of these transactions.

(2)	The increase in total assets in 2006 resulted primarily from the goodwill and other intangible assets recorded in the acquisition of Manugistics Group, Inc. To finance the acquisition, we entered into a credit agreement for $175 million of aggregate long-term loans and issued 50,000 shares of Series B Preferred Stock for $50 million in cash to a private equity investment firm. See the footnotes to the Consolidated Financial Statements for a complete discussion of these transactions.

(3)	The decrease in total assets in 2008 resulted primarily from the payment of a $20 million one-time reverse termination fee and $6.8 million of other finance and related costs associated with an abandoned acquisition and the payment of $99.6 million of long-term borrowings. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the footnotes to the Consolidated Financial Statements for a complete discussion of these transactions.

(4)	We have never declared or paid a cash dividend on our common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations contain certain forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements concerning, among other things, our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures; research and development programs; sales and marketing initiatives; and competition. Forward-looking statements are generally accompanied by words such as “will” or “expect” and other words with forward-looking connotations. All forward-looking statements included in this Form 10-K are based upon information available to us as of the filing date of this Form 10-K. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Risk Factors” elsewhere in this Form 10-K. You should carefully consider the risks and uncertainties described under this section.

Significant Trends and Developments in Our Business

Acquisition of i2 Technologies, Inc.  On January 28, 2010, we completed the acquisition of i2 Technologies, Inc. (“i2”) for approximately $600.0 million, which includes cash consideration of approximately $432.0 million and the issuance of approximately 6.2 million shares of our common stock with an acquisition date fair value of approximately $168.0 million, or $26.88 per share, determined on the basis of the closing market price of our common stock on the date of acquisition (the “Merger”). The combination of JDA and i2 creates a market leader in the supply chain management market. We believe this combination provides JDA with (i) a strong, complementary presence in new markets such as discrete manufacturing and transportation; (ii) enhanced scale; (iii) a more diversified, global customer base of over 6,000 customers; (iv) a comprehensive product suite that provides end-to-end SCM solutions; (v) incremental revenue opportunities associated with cross-selling of products and services among our existing customer base; and (vi) an ability to increase profitability through net cost synergies within twelve months after the Merger.

The Merger will be accounted for using the acquisition method of accounting with JDA identified as the acquirer. Under the acquisition method of accounting, we will record all assets acquired and liabilities assumed at their respective acquisition-date fair values. We have not completed the valuation analysis and calculations necessary to finalize the required purchase price allocations. In addition to goodwill, the final purchase price allocation may include allocations to intangible assets such as trademarks and trade names, in-process research and development, developed technology and customer-related assets.

On December 10, 2009, we issued $275 million of five-year, 8.0% Senior Notes (the “Senior Notes”) at an initial offering price of 98.988%. The net proceeds from the sale of the Senior Notes, which exclude the original issue discount ($2.8 million) and other debt issuance costs ($6.5 million) were placed in escrow and subsequently used, together with cash on hand at JDA and i2, to fund the cash portion of the merger consideration in the acquisition of i2.

Through December 31, 2009, we expensed approximately $4.8 million of costs related to the acquisition of i2. These costs, which consist primarily of investment banking fees, commitment fees on unused bank financing, legal and accounting fees, are included in the consolidated statements of income under the caption “Acquisition-related costs.”

Outlook for 2010.  The following summarizes our outlook for 2010. This information considers a full year of JDA revenues and operating results and eleven months of i2 revenues and operating results as the acquisition of i2 was completed on January 28, 2010. Our business model contemplates running the combined companies as an integrated business from the completion of the acquisition and as such, we do not intend to provide separate reporting of the results of operations of i2.

Outlook for 2010
	Low End	High End

Software and subscription revenues	$125 million	$135 million
Total revenues	$590 million	$625 million
Adjusted EBITDA	$160 million	$170 million
Adjusted earnings per share	$1.85	$2.00
Cash flow from operations	$100 million	$110 million

We define “EBITDA” as GAAP net income (loss) before interest expense, income tax provision (benefit), depreciation and amortization. Adjusted EBITDA is defined as EBITDA for the relevant period as adjusted by adding back additional amounts consisting of (i) restructuring charges, (ii) share-based compensation, (iii) acquisition-related costs, (iv) interest income and other non-operating income (expense), and (v) other significant non-routine operating income and expense items that may be incurred from time-to-time.

Earnings per share is defined as net income divided by the weighted average shares outstanding during the period. Adjusted earnings per share excludes (i) amortization, (ii) restructuring charges, (iii) share-based compensation, (iv) acquisition-related costs and (v) other significant non-routine operating and non-operating income (expense) items that may be incurred from time-to-time.

We have not provided an outlook for 2010 GAAP net income or GAAP earnings per share, nor a reconciliation between the non-GAAP measurements presented herein (i.e., Adjusted EBITDA and Adjusted earnings per share) and the most directly comparable GAAP measurements. We are still in the process of establishing the fair value of, and allocated purchase price to, the acquired assets and assumed liabilities in the acquisition of i2. This allocation is likely to result in increased depreciation and amortization which could affect GAAP earnings per share. However, because Adjusted EBITDA is essentially determined without regard to depreciation or amortization, among other factors, we do not anticipate material changes to our outlook of Adjusted EBITDA based on the valuation and allocation of the i2 transaction. Of course, any estimate is subject to the limitation described herein, including the safe harbor statement above.

We believe the weak economy will continue to drive an increased awareness in our target markets of the need to focus on achieving more process and operating efficiencies, including decisions to invest in solutions that improve operating margins, rather than make large infrastructure-type technology purchases. This scenario favors our supply chain solution offerings, in particular our planning and optimization applications, which can provide a quick return on investment and are focused on some of the largest profit drivers in our customers’ businesses. Not only do our solutions enable companies to free up working capital by improving inventory productivity, they can also support increased sales by improving customer service levels and optimizing pricing decisions. Our solutions also enable cost reductions such as reduced labor and transportation costs. We think the buying characteristics in the market are shifting to an increased willingness to commit capital expenditures to projects that will improve business results quickly. We believe these trends have helped us achieve solid performance in a very difficult market, and that our value proposition and singular focus on the SCM market, competitive position, business model and financial health are all in excellent condition.

Quarter-to-quarter software sales will fluctuate due to the timing of large transactions greater than $1.0 million (“large transactions”), which can significantly impact the dollar volume of software sales in any given quarter. We believe the current trend in software sales is positive, and as we enter the first half of 2010, our sales pipeline includes a strong representation of both large transactions and mid-size software sales opportunities ranging from $300,000 to $1.0 million (“mid-size sales opportunities”). The overall volume of i2 opportunities in the pipeline is relatively low compared to JDA. This is in line with i2’s historical business model which emphasized growth through a services model that relied heavily on a small number of large transactions combined with subscription license revenues and significant post-sale customization of the software. We intend to change this business model and transition the i2 business toward the more traditional software industry model that emphasizes the sale of software that can be implemented with little or no post-sale customization, together with a sustainable recurring maintenance stream. We believe our service functions should focus on customer delivery, customer satisfaction and reference-able customers rather than large customization projects. We also expect to focus on business development activities that will compliment the larger i2 sales opportunities and expand the pipeline of mid-size sales opportunities for the i2 solutions.

We believe it may take several years to fully implement a convergence strategy in our product suite. We currently expect to announce a multi-year product roadmap for the combined product suites during the first half of 2010; however, we do not expect to make any significant changes to our existing or acquired product offerings during the coming year as a result of this process. We also anticipate that we can begin to issue new product releases in 2011 that bring together and combine the two product suites, and over time, we will create convergent offerings that include the broad functionality of both the JDA and i2 offerings while eliminating areas of overlap. During this time we will also focus on building relationships with the traditional i2 discrete manufacturing customer base, the majority of which have had little or no historical exposure to JDA, and develop a combined business development and sales execution strategy.

We have identified several key areas for potential cross-selling and up-selling opportunities; however, we do not expect to see material synergistic revenue growth from the i2 acquisition during 2010. We believe there will be opportunities for future revenue synergies in our retail customer base. i2 has developed various supply chain and planning products for the retail marketplace that offer certain distinct capabilities compared to the existing JDA applications that are also targeted at this market. We believe there are both cross-selling and up-selling opportunities for these applications with the more than 1,500 customers in our retail customer base. We also believe there will be opportunities to merge certain of the JDA and i2 solutions and build new product offerings for i2’s discrete manufacturing customers. There appears to be an increasing interest among discrete manufacturers, especially those in areas such as high tech, to obtain greater visibility and increased information regarding how their products are being marketed and sold at retail outlets.

There is also a difference between the way i2 classified certain consulting implementation services in its financial results, and the way we will classify the revenue of these services going forward. Historically, i2 has reported a “software solutions” total in its consolidated statements of operation that included software license revenue as well as service revenues for the installation and implementation work necessary to modify and customize the software prior to its intended use. Most of the on-going projects assumed in the acquisition, as well as certain of the i2 software products that will be marketed post-acquisition, require the contractual delivery of significant customization services. In these situations, JDA will follow its classification policy and report all implementation services required to complete the on-going projects and any agreed customization on new software sales as consulting services.

Volatility in foreign currency exchange rates continues to significantly impact our maintenance services revenue. For example, unfavorable foreign exchange rate variances reduced maintenance services revenues in 2009 by $7.4 million compared to 2008. Excluding the impact of the unfavorable foreign exchange rate variance, maintenance services revenues increased approximately $3.9 million in 2009 compared to 2008 as maintenance revenues from new software sales, rate increases on annual renewals and reinstatements of previously suspended and cancelled maintenance agreements more than offset decreases in recurring maintenance revenues due to attrition. The 2010 outlook assumes a conservative view of maintenance revenues. We believe foreign exchange rate volatility may continue, and that we could also experience higher than normal maintenance attrition from the effects of the economy and the effects of the merger. Our average annualized maintenance retention rate was approximately 92% in 2009 and i2’s annual maintenance retention rate was in the low 80% range during 2009. Our 2010 outlook contemplates an average annualized maintenance retention rate for the combined companies to be about 90% in 2010 assuming a constant currency.

Consulting services revenue is a lagging indicator for the company, and for the first time in several years, revenues from our consulting services business improved in year-over-year comparisons. We believe this improvement is due primarily to our improved software sales performance over the past three years. Our consulting margin results were 19% in both 2009 and 2008. A key factor for improving our consulting margins in 2010 and beyond will be our ability to more fully leverage the service capabilities of the CoE and increase the volume of work and implementation projects performed through this operation. We realized an improvement in the volume of work and implementation projects executed through the CoE in 2009 as approximately 7% of all billable hours were delivered through the CoE compared to less than 2% in 2008. With the i2 acquisition, we have added an additional CoE facility in Bangalore, India. i2 has historically provided a significant portion of its consulting work through their CoE facility. Our 2010 outlook contemplates an overall increase in the volume of work and billable hours through the CoE facilities in 2010 in comparison to our historical results.

One of our primary initiatives in 2009 was the development of a Managed Services offering which expands our existing hosted services and includes: (i) outsourced operations for information technology, data and application management and hosting; (ii) workforce augmentation; (iii) management of process and user information; (iv) business process execution services including analysis and recommendations; and (v) business optimization services such as network design, demand classification, inventory policy and channel clustering. We believe our Managed Services offering provides customers with attractive and effective alternatives, to reduce their costs of operation, operate effectively with constrained resources, leverage outside domain expertise to augment their personnel and to improve the value they derive from their JDA products. We began signing new customer agreements for these services in fourth quarter 2009, and we believe our Managed Services business has the potential to improve organic growth for us in 2010 and beyond. We believe the acquisition of i2 will accelerate our business plan for Managed Services through its existing managed services business. We currently expect approximately $8.0 million in capital expenditures in 2010 related to our Managed Services business.

We Will Continue to More Fully Leverage Our Centers of Excellence.  With the acquisition of i2, we now have two CoE facilities, and over 1,100, or nearly 40%, of our associates are based in India. The CoE facilities are designed to complement and enhance our existing on-shore business model, not replace it. Our goal is to achieve all of these benefits without sacrificing our capability to work face-to-face with our customers. We expect the overall share of consulting services work performed through the CoE facilities will increase in 2010. We also believe there are additional opportunities to further leverage the CoE in our customer support organization.

We Expect to Realize Significant Cost Synergies as We Integrate and Combine the Two Companies.  We expect to realize approximately $20 million in net cost savings during 2010. This figure excludes about $6 to $7 million of gross margin compressions from the effects of revenue attrition, especially maintenance, during the integration of i2. We are actively working on the integration of the two companies and we believe we are on track to achieve these synergies. We currently expect to be able to achieve approximately 15% of the synergies in first quarter 2010, 25% in both second and third quarter 2010, and the remaining 35% in fourth quarter 2010.

Our 2010 outlook contemplates certain cost increases including a $6.0 million year-over-year increase in merit compensation, reflecting the fact that neither JDA nor i2 provided merit increases in 2009. In addition, we have increased our bad debt estimate by about $2.0 million which considers the potential impact of a continued recession and the possible effects that may arise as a result of the merger.

We Expect to Make Additional Strategic Acquisitions.  Acquisitions have been and we expect they will continue to be an integral part of our overall growth plan. We believe strategic acquisition opportunities will allow JDA to continue to strengthen its position as a leading supply chain management software and services provider. Our intent is to seek acquisition opportunities that complement the Company’s supply chain software and services offerings. We may make future acquisitions that are significant in relation to the current size of JDA or smaller acquisitions that add specific functionality to enhance our existing product suite. We also believe the changes that were implemented in our executive leadership structure during 2009 better position us to execute our growth initiatives.

Share-Based Compensation Expense.  We recorded total share-based compensation expense of $8.1 million, $4.3 million and $6.2 million related to equity awards in 2009, 2008 and 2007, respectively and as of December 31, 2009 we have included $5.3 million of deferred compensation in stockholders’ equity. A summary of total share-based compensation by expense category for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007

Cost of maintenance services	$590	$319	$445
Cost of consulting services	1,107	307	678
Product development	721	550	483
Sales and marketing	2,188	1,058	1,848
General and administrative	3,489	2,090	2,737

Total share-based compensation	$8,095	$4,324	$6,191

In February 2010, the Board approved a stock-based incentive program for 2010 (“2010 Performance Program”). The 2010 Performance Program provides for the issuance of contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team, including new JDA Associates joining the Company through the acquisition of i2, if we are able to achieve a defined adjusted EBITDA performance threshold goal in 2010. A partial pro-rata issuance of performance share awards will be made if we achieve a minimum adjusted EBITDA performance threshold. The 2010 Performance Program initially provides for approximately 555,000 of targeted contingently issuable performance share awards with a fair value of approximately $15.1 million. The performance share awards, if any, will be issued after the approval of our 2010 financial results in January 2011 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period. Our performance against the defined performance threshold goal will be evaluated on a quarterly basis throughout 2010 and share-based compensation will be recognized over the requisite service period that runs from February 3, 2010 (the date of board approval) through January 2013. If we achieve the defined performance threshold goal we would expect to recognize approximately $10.1 million of the award as share-based compensation in 2010.

In February 2010, the Board also approved a 2010 cash incentive bonus plan (“Incentive Plan”) for our executive officers, including those new executives joining the Company through the acquisition of i2. The Incentive

Plan provides for approximately $4.1 million in targeted cash bonuses if we are able to achieve a defined adjusted EBITDA performance threshold goal in 2010. Amounts are payable quarterly under the plan on the basis of the actual EBITDA achieved by the Company for the applicable quarter of 2010. A partial pro-rata cash bonus will be paid if we achieve a minimum adjusted EBITDA performance threshold. There is no cap on the maximum amount the executives can receive if the Company exceeds the defined annualized operational and software performance goals.

Our Financial Position is Strong and We Expect to Continue Generating Positive Cash Flow from Operations.  We had working capital of $345.7 million at 2009 compared to $32.1 million at December 31, 2008. The working capital balance at December 31, 2009 and 2008 includes $76.0 million and $32.7 million, respectively, in cash and cash equivalents. In addition, working capital at December 31, 2009 includes $287.9 million of restricted cash, consisting primarily of net proceeds from the issuance of the Senior Notes (see Contractual Obligations), which together with cash on hand at JDA and i2, was used to fund the cash portion of the merger consideration in the acquisition of i2 on January 28, 2010. Net accounts receivable were $68.9 million, or 58 days sales outstanding (“DSO”), at December 31, 2009 compared to $79.4 million, or 67 DSO, at December 31, 2008. During 2009 we generated $96.5 million in cash flow from operating activities and utilized $30.1 million to repurchase redeemable preferred stock ($28.1 million) and common stock ($2.0 million) held by Thoma Bravo.

We expect to increase our cash balance during 2010 through the generation of between $100 million to $110 million of operating cash flow, offset in part by approximately $22 million of interest on the Senior Notes, $20 million of capital expenditures, $10 million related to the payment of transaction-related costs, and $10 million of cash taxes primarily related to state, local and foreign taxes. The increase in capital expenditures in 2010 is driven by the expansion of our Managed Services offering (approximately $8 million) as well as the addition of i2. While our Managed Services business requires more capital than our other offerings, we expect this business to produce a strong return on investment and form a major component of our organic growth in coming years. Our weighted average shares are expected to be between 41 and 42 million for 2010.

Results of Operations

The following table sets forth certain selected financial information expressed as a percentage of total revenues for the periods indicated and certain gross margin data expressed as a percentage of software license revenue, maintenance services revenue, product revenues or services revenues, as appropriate:

	Year Ended
	December 31,
	2009	2008	2007

Revenues:
Software licenses	23%	24%	19%
Maintenance services	46	47	48

Product revenues	69	71	67

Consulting services	28	26	30
Reimbursed expenses	3	3	3

Service revenues	31	29	33

Total revenues	100	100	100

Cost of Revenues:
Cost of software licenses	1	1	1
Amortization of acquired software technology	1	1	2
Cost of maintenance services	11	12	12

Cost of product revenues	13	14	15
Cost of consulting services	22	21	22
Reimbursed expenses	3	3	3

Cost of service revenues	25	24	25
Total cost of revenues	38	38	40

Gross Profit	62	62	60
Operating Expenses:
Product development	14	14	14
Sales and marketing	17	17	17
General and administrative	12	12	12
Amortization of intangibles	6	6	3
Restructuring charges	2	2	2
Acquisition-related costs	1	—	—
Costs of abandoned acquisition	—	6	—
Gain on sale of office facility	—	—	(1)

Total operating expenses	52	57	47

Operating Income	10	5	13
Interest expense and amortization of loan fees	(1)	(3)	(3)
Finance costs on abandoned acquisition	—	(1)
Interest income and other, net	1	1	1

Income Before Income Taxes	10	2	11
Income tax provision	(3)	(1)	(4)

Net Income	7%	1%	7%

Gross margin on software licenses	96%	96%	97%
Gross margin on maintenance services	76%	75%	75%
Gross margin on product revenues	81%	80%	79%
Gross margin on service revenues	19%	19%	23%

The following table sets forth a comparison of selected financial information, expressed as a percentage change between 2009 and 2008, and between 2008 and 2007. In addition, the table sets forth cost of revenues and product development expenses expressed as a percentage of the related revenues:

		% Change		% Change
	2009	2009 vs 2008	2008	2008 vs 2007	2007

Revenues:
Software licenses	$88,786	(4)%	$92,898	26%	$73,599
Maintenance	179,336	(2)%	182,844	3%	178,198

Product revenues	268,122	(3)%	275,742	9%	251,797
Service revenues	117,678	3%	114,590	(6)%	121,778

Total revenues	385,800	(1)%	390,332	4%	373,575

Cost of Revenues:
Software licenses	3,241	(7)%	3,499	40%	2,499
Amortization of acquired software technology	3,920	(26)%	5,277	(17)%	6,377
Maintenance services	43,165	(6)%	45,734	1%	45,242

Product revenues	50,326	(8)%	54,510	1%	54,118
Service revenues	95,345	3%	92,472	(2)%	94,016

Total cost of revenues	145,671	(1)%	146,982	(1)%	148,134

Gross Profit	240,129	(1)%	243,350	8%	225,441
Operating Expenses:
Product development	51,318	(5)%	53,866	5%	51,173
Sales and marketing	66,001	(1)%	66,468	5%	63,154
General and administrative	47,664	6%	44,963	1%	44,405

	164,983	—%	165,297	4%	158,732
Amortization of intangibles	23,633	(3)%	24,303	53%	15,852
Restructuring charges	6,865	(18)%	8,382	35%	6,208
Acquisition-related costs	4,768	100%	—	—	—
Costs of abandoned acquisition	—	(100)%	25,060	100%	—
Gain on sale of office facility	—	—	—	(100)%	(4,128)
Operating income	$39,880	96%	$20,308	(58)%	$48,777
Cost of Revenues as a% of related revenues:
Software licenses	4%		4%		3%
Maintenance services	24%		25%		25%
Product revenues	19%		20%		21%
Service revenues	81%		81%		77%
Product Development as a% of product revenues	19%		20%		20%

The following tables set forth selected comparative financial information on revenues, operating expenses and operating income in our business segments and geographical regions, expressed as a percentage change between 2009 and 2008, and between 2008 and 2007. In addition, the tables set forth the contribution of each business segment and geographical region to total revenues in 2009, 2008 and 2007, expressed as a percentage of total revenues, as well as the number of large transactions greater than or equal to $1.0 million.:

	Retail		Manufacturing & Distribution		Services Industries
	2009 vs 2008	2008 vs 2007	2009 vs 2008	2008 vs 2007	2009 vs 2008	2008 vs 2007

Software licenses	(14)%	40%	(6)%	6%	96%	23%
Maintenance services	1%	7%	(6)%	(2)%	23%	9%

Product revenues	(5)%	18%	(6)%	—%	64%	17%
Service revenues	10%	(10)%	(20)%	(5)%	43%	31%

Total revenues	—%	7%	(9)%	(1)%	54%	23%
Product development	(1)%	10%	(5)%	(6)%	(25)%	46%
Sales and marketing	(2)%	10%	(10)%	(5)%	58%	22%
Operating income	(6)%	22%	(5)%	(1)%	332%	450%

	Retail			Manufacturing & Distribution			Services Industries
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Contribution to total revenues	54%	54%	52%	38%	41%	43%	8%	5%	5%
# of Large Transactions	12	12	6	4	4	3	3	3	1

	The Americas		Europe		Asia/Pacific
	2009 vs 2008	2008 vs 2007	2009 vs 2008	2008 vs 2007	2009 vs 2008	2008 vs 2007

Software licenses	(15)%	59%	—%	(15)%	79%	(24)%
Maintenance services	(1)%	2%	(6)%	2%	1%	11%

Product revenues	(6)%	17%	(4)%	(3)%	28%	(4)%
Service revenues	(8)%	(7)%	(14)%	2%	(2)%	(14)%

Total revenues	(2)%	9%	(6)%	(2)%	17%	(8%)

	The Americas			Europe			Asia/Pacific
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Contribution to total revenues	69%	69%	66%	21%	22%	24%	10%	9%	10%
# of Large Transactions	13	14	5	3	4	3	3	1	2

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Software Revenues

Software License Results by Region.

The following table summarizes software license revenues by region for 2009 and 2008:

	Year Ended December 31,
Region	2009	2008	$Change	%Change

Americas	$57,169	$67,046	$(9,877)	(15)%
EMEA	18,684	18,646	38	—%
Asia/Pacific	12,933	7,206	5,727	79%

Total	$88,786	$92,898	$(4,112)	(4)%

The decrease in software license revenues in the Americas region in 2009 compared to 2008 is due primarily to a decrease in license revenues recognized from large transactions. Notably, in 2008 we recognized a license sale in fourth quarter for $11.5 million which was the largest license transaction in our history.

The increase in software license revenues in the Asia/Pacific region in 2009 compared to 2008 is due primarily to an increase in license revenues recognized from large transactions, including one large transaction in second quarter 2009 which was the largest license transaction ever recognized in the Asia/Pacific region.

Software License Results by Reportable Business Segment.

Retail.  Software license revenues in this reportable business segment decreased 14% in 2009 compared to 2008, due primarily to a decrease in the average sales price of large transactions. There were 12 large transactions in this reportable business segment in both 2009 and 2008. The 2008 software results include a large $11.5 million license that represents the largest transaction in our history.

Manufacturing & Distribution.  Software license revenues in this reportable business segment decreased 6% in 2009 compared to 2008, due primarily to a decrease in the size of large transactions and a decrease in follow-on sales to existing customers for new product or to expand the scope of an existing license. There were four large transactions in this reportable business segment in both 2009 and 2008.

Services Industries.  Software license revenues in this reportable business segment increased 96% in 2009 compared to 2008, due to an increase in the size of large transactions. There were three large transactions in this reportable business segment in both 2009 and 2008. Two of the large transactions in 2009 are being recognized on a percentage of completion basis and through December 31, 2009 we have recognized approximately 72% of the related software license fees.

Maintenance Services

Maintenance services revenues decreased $3.5 million, or 2%, to $179.3 million in 2009 compared to $182.8 million in 2008, and represented 46% and 47% of total revenues, respectively, in these periods. Unfavorable foreign exchange rate variances reduced maintenance services revenues in 2009 by approximately $7.4 million compared to 2008 due primarily to the strengthening of the U.S. Dollar against European currencies. Excluding the impact of the unfavorable foreign exchange rate variance, maintenance services revenues increased approximately $3.9 million in 2009 compared to 2008 as maintenance revenues from new software sales, rate increases on annual renewals and reinstatements of previously suspended and cancelled maintenance agreements more than offset decreases in recurring maintenance revenues due to attrition.

Service Revenues

Service revenues, which include consulting services, hosting services and training revenues, net revenues from our hardware reseller business and reimbursed expenses, increased $3.1 million, or 3%, to $117.7 million in 2009 compared to $114.6 million in 2008. The increase in 2009 compared to 2008 reflects increases in consulting services revenue, utilization and realized average hourly billing rates in the Americas region and the Services Industries reportable business segment, offset in part by decreases in consulting services revenue and lower realized average hourly billing rates in the EMEA and Asia/Pacific regions and a $741,000 decrease in non-consulting services (training and hosting services, hardware sales and reimbursed expenses).

Fixed bid consulting services work represented 15% of total consulting services revenue in both 2009 and 2008.

Cost of Product Revenues

Cost of Software Licenses.  The decrease in cost of software licenses in 2009 compared to 2008 is due primarily to a decrease in royalties on embedded third-party software applications, offset in part by an increase in royalties on certain third party applications that we resell. A large portion of our software revenue mix comes from products that have embedded third-party applications and/or require payment of higher royalty fee obligations, in particular the applications we acquired from Manugistics.

Amortization of Acquired Software Technology.  The decrease in amortization of acquired software technology in 2009 compared to 2008 is due primarily to the cessation of amortization on certain acquired technology that is now fully amortized.

Cost of Maintenance Services.  Cost of maintenance services decreased $2.5 million, or 6%, to $43.2 million in 2009 compared to $45.7 million in 2008. The decrease in cost of maintenance services in 2009 compared to 2008 is due primarily to a decrease in salaries and related benefits and a $416,000 decrease in maintenance royalties and fees paid to third parties who provide first level support to certain of our customers. Although the average customer support headcount increased 4% in 2009 compared to 2008, salaries and related benefits decreased approximately $2.1 million as new and replacement positions were filled with lower cost resources at the CoE.

Cost of Service Revenues

Cost of service revenues increased $2.8 million, or 3%, to $95.3 million in 2009 compared to $92.5 million in 2008. The increase in cost of service revenues in 2009 compared to 2008 is due primarily to a $1.8 million increase in incentive compensation and a $1.6 million increase in outside contractor costs. These additional costs were offset in part by cost savings associated with the movement of service functions to the CoE and a $607,000 decrease in travel costs. Although the average services headcount was flat in 2009 compared to 2008, salaries and related benefits decreased as we continue to successfully implement our lower cost delivery model through the expansion of the CoE.

Operating Expenses

Operating expenses, excluding amortization of intangibles, restructuring charges and acquisition-related costs were $165.0 million in 2009, which is flat compared to 2008. During 2009, operating expenses were impacted by a $2.0 million decrease in sales commissions resulting from the decrease in software license revenues, and a decrease in salaries and related benefits due to new and replacement positions being filled with lower cost resources at the CoE. These decreases were substantially offset by a $2.7 million increase in share-based compensation due primarily to an increase in the value of equity awards issued under the 2009 Performance Plan compared to the 2008 Performance Plan and the costs associated with certain equity inducement awards granted to new executive officers, a $1.2 million increase in the provision for doubtful accounts and a $360,000 increase in marketing-related costs.

Product Development.  Product development expense decreased $2.5 million, or 5%, to $51.3 million in 2009 compared to $53.9 million in 2008. The decrease is due primarily to a decrease in salaries and related benefits. Although the average product development headcount increased over 13% in 2009 compared to 2008, salaries and related benefits decreased as new and replacement positions were filled with lower cost resources at the CoE.

Sales and Marketing.  Sales and marketing expense decreased $467,000, or less than 1%, to $66.0 million in 2009 compared to $66.5 million in 2008. The decrease is due primarily to a $2.0 million decrease in sales commissions resulting from the decrease in software license revenues and a $454,000 decrease in travel costs, substantially offset by a $1.1 million increase in share-based compensation, a $360,000 increase in marketing-related costs and an increase in outside contractor costs.

General and Administrative.  General and administrative expense increased $2.7 million, or 6%, to $47.7 million in 2009 compared to $45.0 million in 2008. The increase is due primarily to a $1.4 million increase in share-based compensation resulting from an increase in the value of equity awards issued under the 2009 Performance Plan compared to the 2008 Performance Plan and the costs associated with certain equity inducement awards granted to new executive officers. The increase in general and administrative expense in 2009 compared to 2008 also includes a $1.2 million increase in the provision for doubtful accounts associated primarily with two specific accounts and a $327,000 increase in legal and accounting fees, offset in part by a decrease in salaries and benefits. Although the average general and administrative headcount increased approximately 1% in 2009 compared to 2008, salaries and related benefits decreased $579,000 as new and replacement positions were filled with lower cost resources at the CoE.

Amortization of Intangibles.  The decrease in amortization of intangibles in 2009 compared to 2008 is due primarily to the cessation of amortization on certain trademark and customer list intangibles that are now fully amortized.

Restructuring Charges.  Restructuring charges in 2009 include (i) a $6.5 million charge for 2009 restructuring activities, (ii) a $376,000 adjustment to reduce estimated restructuring reserves established in prior years, (iii) an adjustment of $1.4 million to increase certain Manugistics acquisition reserves based on our revised estimate of sublease rentals and market adjustments on an unfavorable office facility in the United Kingdom, (iv) the reversal of $758,000 in contingency reserves established in the initial purchase accounting on the Manugistics acquisition and (v) $111,000 in adjustments to other acquisition-related reserves. The charge for 2009 restructuring activities is primarily associated with the transition of additional on-shore activities to the CoE and certain restructuring activities in the EMEA sales organization. The charges include termination benefits related to a workforce reduction of 86 full-time employees (“FTE”) in product development, service, support, sales and marketing, information technology and other administrative positions, primarily in the Americas region. In addition, the restructuring charges include approximately $2.0 million in severance and other termination benefits under separation agreements with our former Executive Vice President and Chief Financial Officer and our former Chief Operating Officer.

Restructuring charges in 2008 include (i) an $8.0 million charge for 2008 restructuring activities, (ii) $426,000 in net adjustments to increase certain Manugistics acquisition reserves based on our revised estimates of the restructuring costs to exit certain activities of Manugistics primarily related to facility closures and employee severance and termination benefits and (iii) and $38,000 of net adjustments to reduce estimated restructuring reserves established in prior years and to reverse certain contingency reserves established in the initial purchase accounting of Manugistics acquisition. The charge for 2008 restructuring activities was primarily associated with our transition of certain on-shore activities to the CoE and included $7.9 million for termination benefits, primarily related to a workforce reduction of 100 FTE in product development, consulting and sales-related positions across all of our geographic regions and $119,000 for office closure and integration costs of redundant office facilities.

Acquisition-Related Costs.  During 2009 we expensed approximately $4.8 million of costs related to the acquisition of i2 on January 28, 2010. These costs consist primarily of investment banking fees, commitment fees on unused bank financing, legal and accounting fees.

Operating Income

Operating income increased $19.6 million to $39.9 million in 2009 compared to $20.3 million in 2008. Operating income in 2008 was reduced by $25.1 million in costs associated with the abandoned acquisition of i2 Technologies, which are included in operating expenses under the caption “Costs of abandoned acquisition.” Excluding the impact of these non-recurring costs, operating income decreased $5.5 million in 2009 compared to 2008, due primarily to the $4.5 million decrease in total revenues.

The combined operating income reported in the reportable business segments excludes $82.9 million and $102.7 million of general and administrative expenses and other charges in 2009 and 2008, respectively, that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segments.

Other Income (Expense)

Interest Expense and Amortization of Loan Fees.  The decrease in interest expense and amortization of loan fees in 2009 compared to 2008 is due primarily to the repayment in full during 2008 of all remaining borrowings on term loans used to finance the acquisition of Manugistics, the accelerated amortization of related loan origination fees and an $899,000 payment in consideration for early termination of a related interest rate swap. We issued $275 million of Senior Notes on December 10, 2009 at an initial offering price of 98.988%. The net proceeds from the sale of the Senior Notes, which exclude the original issue discount ($2.8 million) and other debt issuance costs ($6.5 million) were placed in escrow and, together with cash on hand at JDA and i2, were used to fund the cash portion of the merger consideration in the acquisition of i2. Through December 31, 2009, we have amortized approximately $110,000 of the original issue discount and related loan origination fees and accrued $1.3 million of interest in on the Senior Notes.

Finance Costs on Abandoned Acquisition.  During 2008, we accrued $5.3 million in finance costs related to loan origination ($3.4 million) and “ticking” fees ($1.9 million) on the debt financing commitments from Credit Suisse, Credit Suisse Securities (USA) LLC, Wachovia Bank, National Association and Wachovia Capital Markets, LLC related to the abandoned acquisition of i2. During 2009, approximately $767,000 of the “ticking” fees were waived pursuant to a mutual release agreement and the related expense was reversed.

Interest Income and Other, Net.  The decrease in interest income and other, net in 2009 compared to 2008 is due primarily to a $1.5 million decrease in interest on invested funds as the excess cash balances that were held in interest bearing accounts during 2008 were used to repay the remaining balance of the term loans used to finance the acquisition of Manugistics.

Income Tax Provision

A summary of the income tax provision recorded in 2009 and 2008 is as follows:

	2009	2008

Income before income taxes	$39,188	$7,458

Income tax provision at federal statutory rate	$(13,716)	$(2,610)
Research and development credit	773	930
Meals, entertainment and other non-deductible expenses	(425)	(332)
State income taxes	(1,294)	(59)
Section 199 deduction	554	—
Foreign tax rate differential	451	804
Other, net	(255)	(120)
Changes in estimate and foreign statutory rates	677	(2,582)
Interest and penalties on uncertain tax positions	386	(365)

Income tax provision	$(12,849)	$(4,334)

Effective tax rate	32.8%	58.1%

The effective tax rate used to record the income tax provision in 2009 and 2008 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The effective tax rates do not include excess tax benefits from the employee stock options exercised during 2009 and 2008 of $2.7 million and $1.4 million, respectively. These excess tax benefits will reduce our income tax liabilities in future periods and result in an increase to additional paid-in capital as we are able to utilize them. During 2008 we recorded an immaterial adjustment to reverse the total excess tax benefit previously recognized in 2007 and 2006 of approximately $1.6 million which reduced additional paid-in capital and non-current deferred tax assets. The effective tax rate in 2009 is lower than the United States federal statutory rate of 35% due primarily to utilization of research and development (“R&D”) credits, Section 199 deduction and the benefit of previously unrecorded net operating losses. The effective tax rate in 2008 is higher than the federal statutory rate of 35% due primarily to increases in the liability for unrecognized tax benefits related to prior year tax positions related to uncertainty regarding our ability to utilize certain foreign net operating loss carryforwards acquired in the acquisition of Manugistics and uncertainties regarding the validity of the income tax holiday in India.

Consideration Paid in Excess of Carrying Value on the Repurchase of Redeemable Preferred Stock

We entered into a Purchase Agreement with Thoma Bravo on September 8, 2009 to acquire the remaining shares of Series B preferred stock for $28.1 million in cash (or $20 per share for each of the 1,403,603 shares of JDA common stock into which the Series B Preferred Stock is convertible). The agreed purchase price included $19.5 million, which represents the conversion of 1,403,603 shares of common stock at the conversion price of $13.875, and $8.6 million, which represents consideration paid in excess of the conversion price of $13.875 ($6.125 per share). The consideration paid in excess of the conversion price was charged to retained earnings in the same manner as a dividend on preferred stock, and reduced the income applicable to common shareholders in the calculation of earnings per share for 2009.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Software Revenues

Software License Results by Region.

The following table summarizes software license revenues by region for 2008 and 2007:

	Year Ended December 31,
Region	2008	2007	$Change	%Change

Americas	$67,046	$42,268	$24,778	59%
EMEA	18,646	21,911	(3,265)	(15)%
Asia/Pacific	7,206	9,420	(2,214)	(24)%

Total	$92,898	$73,599	$19,299	26%

The increase in software license revenues in the Americas region in 2008 compared to 2007 was due primarily to an increase in the number of large transactions to both new and install-base customers. There were 14 large transactions in the Americas region in 2008, which included an $11.5 million license software license that represents the largest transaction in our history, compared to five in 2007.

The decrease in software license revenues in the European region in 2008 compared to 2007 was due primarily to a decrease in the volume of small to mid-size software license sales with new customers, offset in part by an increase in follow-on sales to existing customers for new products or to expand the scope of an existing license. There were four large transactions in the European region in 2008 compared to three in 2007.

The decrease in software license revenues in the Asia/Pacific region in 2008 compared to 2007 was due primarily to a decrease in the number of large transactions and follow-on sales to existing customers for new products or to expand the scope of an existing license, offset in part by an increase in the volume of small to mid-size software license sales to new customers. There was one large transaction in the Asia/Pacific region in 2008 compared to two in 2007.

Software License Results by Reportable Business Segment.

Retail.  Software license revenues in this reportable business segment increased 40% in 2008 compared to 2007, due primarily to an increase in the number of large transactions to both new and existing customers. There were 12 large transactions in this reportable business segment in 2008 compared to six in 2007.

Manufacturing & Distribution.  Software license revenues in this reportable business segment increased 6% in 2008 compared to 2007, due primarily to an increase in the number and average sales price of large transactions. There were four large transactions in this reportable business segment in 2008 compared to three in 2007.

Services Industries.  Software license revenues in this reportable business segment increased 23% in 2008 compared to 2007, due primarily to an increase in the number and average sales price of large transactions. There were three large transactions in this reportable business segment in 2008 compared to one in 2007.

Maintenance Services

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

Cost of Product Revenues

Cost of Software Licenses.  The increase in cost of software licenses in 2008 compared to 2007 was due primarily to royalties on embedded 3rd party applications. A large portion of our software revenue mix comes from products that have embedded 3rd party applications and/or require payments of higher royalty fee obligations, particularly the infrastructure and other products we acquired from Manugistics.

Amortization of Acquired Software Technology.  The decrease in amortization of acquired software technology in 2008 compared to 2007 was due to the cessation of amortization on certain acquired software technology that is now fully amortized.

Cost of Maintenance Services.  Cost of maintenance services increased $492,000, or 1%, to $45.7 million in 2008 compared to $45.2 million in 2007. The increase in cost of maintenance services in 2008 compared to 2007 was due primarily to the costs associated with an 8% increase in average headcount and a higher bonus payout due to the Company’s improved operating performance.

Cost of Service Revenues

Cost of service revenues decreased $1.5 million, or 2%, to $92.5 million in 2008 compared to $94.0 million in 2007. The decrease in cost of service revenues in 2008 compared to 2007 was due primarily to a decrease in costs resulting from a 5% decrease in average headcount, offset in part by a higher bonus payout due to the Company’s improved operating performance and a $521,000 increase in outside contractor costs. Cost of service revenues in 2007 also included the release of $1.4 million in deferred costs upon completion and acceptance of a fixed bid project inherited from Manugistics.

Operating Expenses

Product Development.  Product development expense increased $2.7 million, or 5%, to $53.9 million in 2008 compared to $51.2 million in 2007. The increase in product development expense in 2008 compared to 2007 was due primarily to a $2.5 million reduction in deferred costs resulting from the completion of certain on-going customer funded product development efforts and a higher bonus payout due to the Company’s improved operating performance, offset in part by an $884,000 decrease in outside contractor costs. Additionally, although the average product development headcount increased 15% in 2008 compared to 2007, salaries and related benefits only increased 1% as new and replacement positions were filled with lower cost resources, including those added at the CoE.

Sales and Marketing.  Sales and marketing expense increased $3.3 million, or 5%, to $66.5 million in 2008 compared to $63.2 million in 2007. The increase in sales and marketing expense in 2008 compared to 2007 was due primarily to a $3.4 million increase in commissions due to the 26% increase in software sales and an $851,000 increase in marketing-related costs, offset in part by a $790,000 decrease in share-based compensation.

General and Administrative.  General and administrative expense increased $558,000, or 1%, to $45.0 million in 2008 compared to $44.4 million in 2007. The increase in general and administrative expense in 2008 compared to 2007 was due primarily to a 14% increase in average headcount that was substantially offset by a $482,000 decrease in outside contractor costs for assistance with internal system initiatives, a higher bonus payout due to the Company’s improved operating performance and a $267,000 increase in legal and accounting fees, offset in part by a $2.2 million decrease in the provision for doubtful accounts and a $647,000 decrease in share-based compensation. The provision for doubtful accounts in 2007 related primarily to certain foreign receivables for which collection was doubtful.

Amortization of Intangibles.  The increase in amortization of intangibles in 2008 compared to 2007 was due primarily to a change in the estimated useful life of certain customer lists to reflect current trends in attrition. With this change, the quarterly amortization expense on customer lists increased approximately $2.1 million per quarter, beginning first quarter 2008 and continuing over the remaining useful life of the related customer lists which extend through June 2014. This change had a $0.16 per share impact (reduction) on basic and diluted earnings per share calculations for 2008.

Restructuring Charges.  Restructuring charges in 2008 included (i) an $8.0 million charge for 2008 restructuring activities, (ii) $426,000 in net adjustments to increase certain Manugistics acquisition reserves based on our revised estimates of the restructuring costs to exit certain activities of Manugistics primarily related to facility closures and employee severance and termination benefits and (iii) and $38,000 of net adjustments to reduce estimated restructuring reserves established in prior years and to reverse certain contingency reserves established in the initial purchase accounting of Manugistics acquisition. The charge for 2008 restructuring activities was primarily associated with our transition of certain on-shore activities to the CoE and included $7.9 million for termination benefits, primarily related to a workforce reduction of 100 FTE in product development, consulting and sales-related positions across all of our geographic regions and $119,000 for office closure and integration costs of redundant office facilities.

Restructuring charges in 2007 included a $6.2 million charge for 2007 restructuring activities that included $5.9 million for termination benefits and $292,000 for office closures. The termination benefits were primarily related to a workforce reduction of approximately 120 full-time employees (“FTE”) in our Scottsdale, Arizona product development group as a direct result of our decision to standardize future product offerings on the JDA Enterprise Architecture platform and a reduction of approximately 40 FTE in our worldwide consulting services group. The office closure charge was for the closure and integration costs of redundant office facilities.

Costs of Abandoned Acquisition.  We expensed $30.4 million in costs associated with the abandoned acquisition of i2 Technologies in fourth quarter 2008, including a $20 million non-refundable reverse termination fee, $5.1 million of legal, accounting and other acquisition-related fees that are included in operating expenses under the caption “Costs of abandoned acquisition” and $5.3 million in finance costs related to loan origination and “ticking” fees on certain debt financing commitments that are included in other income (expense) under the caption “Finance costs on abandoned acquisition.”

Gain on Sale of Office Facility.  During 2007 we sold a 15,000 square foot facility in the United Kingdom for approximately $6.3 million and recognized a gain of $4.1 million.

Operating Income

Operating income decreased $28.5 million to $20.3 million in 2008 compared to $48.8 million in 2007. The decrease in operating income resulted primarily from $25.1 million in costs associated with the abandoned acquisition of i2 Technologies that are included in operating expenses under the caption “Costs of abandoned acquisition,” an $8.4 million increase in amortization due to a change in the estimated useful life of certain customer list intangibles and a $2.2 million higher restructuring charge, together with increases in product development, sales and marketing and general and administrative expenses, offset in part by the 4% increase in total revenues and a $2.1 million lower bad debt provision. In addition, operating income in 2007 included a $4.1 million gain on the sale of an office facility in the United Kingdom that did not recur in 2008.

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

Other Income (Expense)

Interest Expense and Amortization of Loan Fees.  We incurred interest expense of $6.8 million and recorded $3.5 million in amortization of loan origination fees in 2008 compared to $10.0 million and $1.8 million, respectively in 2007. The decrease in interest expense is due primarily to lower outstanding borrowings on the term loans used to finance the acquisition of Manugistics in 2008 compared to 2007. During 2008 we repaid the remaining $99.6 million balance on the term loans, including $80.5 million on October 1, 2008. In addition, we made an $899,000 payment on October 5, 2008 in consideration for early termination of a related interest rate swap which is also included in interest expense. The increase in amortization of loan origination fees was due to the accelerated repayment of the term loans in 2008. All loan origination fees related to the term loans have been fully amortized.

Interest Income and Other, Net.  We recorded interest income and other, net of $2.8 million in 2008 compared to $3.5 million in 2007. The decrease in interest income was due primarily to lower interest rates.

Income Tax Provision

A summary of the income tax provision recorded in 2008 and 2007 is as follows:

	2008	2007

Income before income taxes	$7,458	$40,417

Income tax provision at federal statutory rate	$(2,610)	$(14,146)
Research and development credit	930	432
Meals, entertainment and other non-deductible expenses	(332)	(322)
State income taxes	(59)	(983)
Foreign tax rate differential	804	796
Other, net	(120)	161
Changes in estimate and foreign statutory rates	(2,582)	556
Interest and penalties on uncertain tax positions	(365)	(389)

Income tax provision	$(4,334)	$(13,895)

Effective tax rate	58.1%	34.4%

The effective tax rate used to record the income tax provision in 2008 and 2007 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits. The effective tax rates do not include excess tax benefits from the employee stock options exercised during 2008 and 2007 of $1.4 million and $1.3 million, respectively. These excess tax benefits will reduce our income tax liabilities in future periods and result in an increase to additional paid-in capital as we are able to utilize them. During 2008 we recorded an immaterial adjustment to reverse the total excess tax benefit previously recognized in 2007 and 2006 of approximately $1.6 million which reduced additional paid-in capital and non-current deferred tax assets. The effective tax rate in 2008 is higher than the federal statutory rate of 35% due primarily to increases in the liability for unrecognized tax benefits related to prior year tax positions related to uncertainty regarding our ability to utilize certain foreign net operating loss carryforwards acquired in the acquisition of Manugistics and uncertainties regarding the validity of the income tax holiday in India. The effective tax rate in 2007 is lower than the federal statutory rate of 35% due to the impact of foreign tax rate differentials.

Liquidity and Capital Resources

We had working capital of $345.7 million at December 31, 2009 compared to $32.1 million at December 31, 2008. The working capital balance at December 31, 2009 and 2008 includes $76.0 million and $32.7 million, respectively, in cash and cash equivalents. In addition, working capital at December 31, 2009 includes

$287.9 million of restricted cash, consisting primarily of net proceeds from the issuance of the Senior Notes (see Contractual Obligations), which together with cash on hand at JDA and i2, was used to fund the cash portion of the merger consideration in the acquisition of i2 on January 28, 2010 . During 2009, we generated $96.5 million in cash flow from operating activities and utilized $30.1 million to repurchase redeemable preferred stock ($28.1 million) and common stock ($2.0 million) held by Thoma Bravo.

Net accounts receivable were $68.9 million, or 58 days sales outstanding (“DSO”), at December 31, 2009 compared to $79.4 million, or 67 DSO, at December 31, 2008. Our quarterly DSO results historically increase during the first quarter of each year due to the heavy annual maintenance renewal billings that occur during this time frame and then typically decrease slowly over the remainder of the year. DSO results can fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenues that comes from software license sales, which typically have installment payment terms, seasonality, shifts in customer buying patterns, the timing of customer payments and annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.

The following table compares year-to-year changes in the key components of our Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007:

		% Change		% Change
	2009	2009 to 2008	2008	2008 vs 2007	2007

Net cash provided from operating activities	$96,481	105%	$47,092	(41)%	$79,707
Net cash used in investing activities	(300,037)	NM %	(12,704)	(56)%	(8,158)
Net cash provided by (used in) financing activities	245,968	358%	(95,481)	(212)%	(30,590)
Cash and cash equivalents (end of period)	75,974	132%	32,696	(66)%	95,288

Operating activities provided cash of $96.5 million, $47.1 million and $79.7 million in 2009, 2008 and 2007, respectively. The principle sources of our cash flow from operations are typically net income adjusted for depreciation and amortization and bad debt provisions, collections on accounts receivable and increases in deferred maintenance revenue. The increase in cash flow from operations in 2009 compared to 2008 is due primarily to a $23.2 million increase in net income, a $9.9 million net decrease in accounts receivable resulting from the higher volume of software sales over the second half of 2008 that were collected in 2009 (compared to an increase of $6.6 million in 2008), and a $4.2 million increase in deferred revenue (compared to decrease of $6.7 million in 2008) due primarily to favorable foreign exchange rate variances, offset in part by a $4.6 million decrease in accrued expenses (compared to a $3.9 million increase in 2008) due to primarily to the payment of the higher commissions and bonuses resulting from the Company’s improved operating performance in 2008.

Cash flow from operating activities in 2008 was impacted by $30.4 million in costs paid and/or accrued in connection with the abandoned acquisition of i2, including a $20 million non-refundable reverse termination fee, $5.3 million in finance costs and $5.1 million of legal, accounting and other acquisition-related costs. Excluding the impact of the $30.4 million in costs related to the terminated acquisition, less approximately $3.6 million of which were accrued but not paid as of December 31, 2008, cash flow from operating activities decreased $5.8 million to $73.9 million in 2008 compared to 2007. The decrease in cash flow from operating activities in 2008 compared to 2007 resulted primarily from an $8.2 million smaller decrease in deferred taxes, a $6.7 million decrease in deferred revenue balances due primarily to unfavorable foreign exchange rate variances (compared to an increase of $2.2 million in 2007), a $6.6 million net increase in accounts receivable due to the higher volume of software sales in 2008 (compared to a $5.6 million decrease in 2007) and a $2.1 million smaller bad debt provision, offset in part a $7.6 million increase in depreciation and amortization resulting primarily from a change in the estimated useful life of certain customer lists to reflect current trends in attrition, a $3.8 million larger increase in accrued expenses due to higher commissions and bonuses resulting from the Company’s improved operating performance in 2008, a $2.1 million decrease in prepaid expenses (compared to $212,000 increase in 2007) and a $1.9 million increase in amortization of loan origination fees due to the repayment of the remaining long-term debt borrowings in 2008. In addition, cash flow from operating activities in 2007 was reduced by a $4.1 million gain on the sale of an office facility in the United Kingdom that did not recur in 2008.

Investing activities utilized cash of $300.0 million, $12.7 million and $8.2 million in 2009, 2008 and 2007, respectively. Investing activities in 2009 include a $287.9 million increase in restricted cash balances, the majority of which represents the net proceeds from the issuance of the Senior Notes. The net proceeds from the sale of the Senior Notes, which exclude the original issue discount ($2.8 million) and other debt issuance costs ($6.5 million) were placed in escrow and together with cash on hand at JDA and i2, were used to fund the cash portion of the merger consideration in the acquisition of i2 on January 28, 2010. The restricted cash balances also include the transfer of an additional $17.1 million in funds from our available cash balances into escrow in order to effect the transaction and $4.1 million in cash balances that are being used to collateralize a standby letter of credit. Investing activities in 2009, 2008 and 2007 include capital expenditures of $7.1 million, $8.6 million and $7.4 million, respectively, and payment of direct costs related to acquisitions of $5.1 million, $4.2 million and $7.6 million, respectively. Direct costs related to acquisitions in 2009 include the purchase of a 49.1% equity interest in the registered share capital of Strategix. Investing activities in 2007 include $6.9 million in proceeds from the disposal of property and equipment, including $6.3 million from the sale of the office facility in the United Kingdom.

Financing activities provided cash of $246.0 million in 2009 and utilized cash of $95.5 million and $30.6 million in 2008 and 2007, respectively. Financing activities in 2009 include proceeds from the issuance of the Senior Notes, net of $2.8 million of original issue discount, and $14.8 million in proceeds from the issuance of stock ($12.6 million from the exercise of stock options and $2.3 million from the purchase of common shares under the Employee Stock Purchase Plan), offset in part by the $28.1 million redemption of the remaining Series B Convertible Preferred Stock owned by Thoma Bravo, $6.5 million in purchases of treasury stock ($2.9 million for 265,715 shares of common stock repurchased pursuant to our approved stock repurchase program, $1.6 million for the repurchase of shares tendered by employees for payment of applicable statutory withholding taxes on the issuance of restricted stock, and $2.0 million for the purchase of 100,000 shares of converted common stock held by Thoma Bravo), and $6.5 million of debt issuance costs related to the issuance of the Senior Notes. Financing activities in 2008 and 2007 included the repayment of $99.6 million and $41.5 million of term loans and other long-term debt assumed in the acquisition of Manugistics and proceeds from the issuance of common stock under our stock plans and the repurchase of shares tendered by employees for payment of applicable statutory withholding taxes on the issuance of restricted stock.

Changes in foreign currency exchange rates had the effect of increasing cash by $866,000 in 2009, reducing cash by $1.5 million in 2008 and increasing cash by $770,000 in 2007. The increases in 2009 and 2007 are due primarily to the weakening of the US Dollar against European currencies and the Japanese Yen, and conversely the decrease in 2008 was due primarily to the strengthening of the US Dollar against European currencies, particularly during the last three months of the year. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the short-term foreign currency exchange exposure associated with foreign currency denominated assets and liabilities which exist as part of our ongoing business operations. We do not hedge the potential impact of foreign currency exposure on our ongoing revenues and expenses from foreign operations. The exposures relate primarily to the gain or loss recognized in earnings from the settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of 90 days or less, and are not designated as hedging instruments. Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income, net, offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.

Treasury Stock Repurchases.  On March 5, 2009, the Board adopted a program to repurchase up to $30 million of our common stock in the open market or in private transactions at prevailing market prices during the 12-month period ended March 10, 2010. During 2009, we repurchased 265,715 shares of our common stock under this program for $2.9 million at prices ranging from $10.34 to $11.00 per share. There were no shares of common stock repurchased under this program in 2010.

During 2009 and 2008, we also repurchased 108,765 and 118,048 common shares, respectively, tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted shares under the

2005 Performance Incentive Plan. These shares were repurchased in 2009 for $1.6 million at prices ranging from $9.75 to $26.05 and in 2008 for $2.1 million at prices ranging from $11.50 to $20.40 per share.

As part of the Purchase Agreement with Thoma Bravo, we repurchased 100,000 shares of our common stock held by Thoma Bravo for $2.0 million, or $20 per share.

Separation Agreements with Former Executive Officers.  We entered into separation agreements with Kristen L. Magnuson, our former Executive Vice President and Chief Financial Officer in second quarter 2009 and Christopher J. Koziol, our former Chief Operating Officer, in third quarter 2009. Pursuant to these agreements, Ms. Magnuson and Mr. Koziol received lump sum severance payments of approximately $825,000 and $898,000, respectively, and all unvested equity awards granted under the 2005 Incentive Plan vested immediately as of their date of resignation. We recorded additional share-based compensation expense related to this accelerated vesting of $175,000 for Ms. Magnuson and $140,000 for Mr. Koziol, which has been included in the 2009 restructuring charges.

Contractual Obligations.  The following summarizes scheduled principal maturities and interest on long-term debt and our operating lease obligations as of December 31, 2009:

	Payments Due By Period (In thousands)
Contractual Obligations	Total	< 1 year	1 to 3 years	3 to 5 years	> 5 years

Scheduled principal maturities and interest on long-term debt	$385,000	$22,000	$44,000	$319,000	$—
Operating lease obligations	$44,321	$13,673	$20,185	$3,876	$6,587
Contracted sublease rentals	$(12,730)	$(4,631)	$(7,118)	$(981)	$—

Long-term debt consists of the Senior Notes issued on December 10, 2009 at an initial offering price of 98.988%. The net proceeds from the sale of the Senior Notes, which exclude the original issue discount ($2.8 million) and other debt issuance costs ($6.5 million) were placed in escrow and subsequently used, together with cash on hand at JDA and i2, to fund the cash portion of the merger consideration in the acquisition of i2 (see Note 2 to consolidated financial statements).

The Senior Notes have a five-year term and mature on December 15, 2014. Interest is computed on the basis of a 360-day year composed of twelve 30-day months, and is payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2010. The obligations under the Senior Notes are fully and unconditionally guaranteed on a senior basis by substantially all of our existing and future domestic subsidiaries (including, following the Merger, i2 and its domestic subsidiaries).

Operating lease obligations represent future minimum lease payments under non-cancelable operating leases at December 31, 2009. We currently lease office space in the Americas for 12 regional sales and support offices across the United States and Latin America, and for 15 other international sales and support offices located in major cities throughout Europe, Asia, Australia, Japan and the CoE facility in Hyderabad, India. The leases are primarily non-cancelable operating leases with initial terms ranging from one to 20 years that expire at various dates through the year 2018. None of the leases contain contingent rental payments; however, certain of the leases contain scheduled rent increases and renewal options. We expect that in the normal course of business most of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. In addition, we lease various computers, telephone systems, automobiles, and office equipment under non-cancelable operating leases with initial terms ranging from 12 to 48 months. Certain of the equipment leases contain renewal options and we expect that in the normal course of business some or all of these leases will be renewed or replaced by other leases.

The contractual obligations shown in the table above exclude $8.8 million in non-current liabilities for uncertain tax positions as we are unable to make reasonably reliable estimates of the period of expected cash settlement with the respective taxing authorities.

We also assumed certain operating lease obligations in connection with our acquisition of i2 on January 28, 2010. These leases include office space in the Americas for 5 regional sales and support offices across the United States, Canada and Latin America, and for 14 other international sales and support office located in major cities through Europe, Asia, Australia, Japan and Center of Excellence facilities in Bangalore and Mumbai, India. The leases are primarily non-cancelable operating leases with initial terms generally ranging from one to seven years that expire at various dates through the year 2014. None of the leases contain contingent rental payments; however, certain of the leases contain scheduled rent increases and renewal options. We expect that in the normal course of business a portion of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed, and others will be cancelled as we consolidate JDA and i2 offices. In addition, we lease various computers, automobiles, and office equipment under non-cancelable operating leases with initial terms ranging from 12 to 48 months. Certain of the equipment leases contain renewal options and we expect that in the normal course of business some or all of these leases will be renewed or replaced by other leases.

The following summarizes future minimum lease payments under non-cancelable operating leases assumed in the acquisition of i2:

	Payments Due By Period (In thousands)
Contractual Obligations	Total	< 1 year	1 to 3 years	3 to 5 years	> 5 years

Operating lease obligations	$20,800	$7,257	$9,799	$3,744	$—
Contracted sublease rentals	$(917)	$(432)	$(485)	$—	$—

We believe our existing facilities and those assumed in the acquisition of i2 are adequate for our current needs and for the foreseeable future.

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

Consulting and training services are separately priced and stated in our arrangements, are generally available from a number of suppliers, and are generally not essential to the functionality of our software products. Consulting services include project management, system planning, design and implementation, customer configurations, and training. These services are generally billed bi-weekly on an hourly basis or pursuant to the terms of a fixed price contract. Consulting services revenue billed on an hourly basis is recognized as the work is performed. Under fixed price service contracts and milestone-based arrangements that include services that are not essential to the functionality of our software products, consulting services revenue is recognized using the proportional performance method. We measure progress-to-completion under the proportional performance method by using input measures, primarily labor hours, which relate hours incurred to date to total estimated hours at completion. We continually update and revise our estimates of input measures. If our estimates indicate that a loss will be incurred, the entire loss is recognized in that period. Training revenues are included in consulting revenues in the Company’s consolidated statements of income and are recognized once the training services are provided. VSOE for consulting and training services is based upon the hourly or per class rates charged when those services are sold separately. We offer hosting and other managed services on certain of our software products under arrangements in which the end users do not take possession of the software. Revenues from hosting services are included in consulting revenues, billed monthly and recognized as the services are provided. Revenues from our hardware reseller business are also included in consulting revenues, reported net (i.e., the amount billed to a customer less the amount paid to the supplier) and recognized upon shipment of the hardware.

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

•	Business Combinations. All business combinations through December 31, 2008 were accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase price of each acquired company was allocated to the acquired assets and liabilities based on their fair values. There was no in-process research and development (“IPR&D”) recorded on any of our business combinations during the three years ended December 31, 2008. IPR&D consists of products or technologies in the development stage for which technological feasibility has not been established and which we believe have no alternative use.

Effective January 1, 2009, all future business combinations will be accounted for at fair value under the acquisition method of accounting. Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) IPR&D will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; (iv) restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will be recognized through income tax expense or directly in contributed capital, including any adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior January 1, 2009. There were no business combinations in 2009. We did however acquire i2 Technologies, Inc. on January 28, 2010 in a business combination that will be accounted for under the acquisition method of accounting.

•	Goodwill and Intangible Assets. Our business combinations have typically resulted in goodwill and other intangible assets. These intangible assets affect the amount of future period amortization expense and potential impairment charges we may incur. The determination of the value of such intangible assets and the annual impairment tests that we perform require management to make estimates of future revenues, customer retention rates and other assumptions that affect our consolidated financial statements.

Goodwill is tested annually for impairment, or more frequently if events or changes in business circumstances indicate the asset might be impaired, by comparing a weighted average of the fair value of future cash flows under the “Discounted Cash Flow Method of the Income Approach” and the “Guideline Company Method” to the carrying value of the goodwill allocated to our reporting units. We found no indication of impairment of our goodwill balances during 2009, 2008 or 2007 with respect to the goodwill allocated to our Retail, Manufacturing and Distribution and Services Industries reportable business segments. Absent future indications of impairment, the next annual impairment test will be performed in fourth quarter 2010.

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

Trademarks are being amortized on a straight-line basis over estimated remaining useful life of five years.

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

As of December 31, 2009 we have approximately $10.8 million of unrecognized tax benefits, substantially all of which relates to uncertain tax positions associated with the acquisition of Manugistics that would impact our effective tax rate if recognized. Recognition of these uncertain tax positions will be treated as a component of income tax expense rather than as a reduction of goodwill. During 2009, there were no significant changes in our unrecognized tax benefits. It is reasonably possible that approximately $8.8 million of unrecognized tax benefits will be recognized within the next twelve months, primarily related to lapses in the statute of limitations. At December 31, 2009, we have approximately $5.5 million and $7.8 million of federal and state research and development tax credit carryforwards, respectively, that expire at various dates through 2024. We have placed a valuation allowance against the Arizona research and development credit as we do not expect to be able to utilize it prior to its expiration.

We treat the accrual of interest and penalties related to uncertain tax positions as a component of income tax expense, including accruals (benefits) made during 2009, 2008 and 2007 of $(515,000), $600,000 and

$630,000, respectively. As of December 31, 2009, 2008 and 2007, there are approximately $2.3 million, $2.6 million and $1.9 million, respectively of interest and penalty accruals related to uncertain tax positions which are reflected in the Consolidated Balance Sheet under the caption “Liability for uncertain tax positions.” To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision.

•	Share-Based Compensation. Our 2005 Performance Incentive Plan, as amended (“2005 Incentive Plan”) provides for the issuance of up to 3,847,000 shares of common stock to employees, consultants and directors under stock purchase rights, stock bonuses, restricted stock, restricted stock units, performance awards, performance units and deferred compensation awards. The 2005 Incentive Plan contains certain restrictions that limit the number of shares that may be issued and the amount of cash awarded under each type of award, including a limitation that awards granted in any given year can represent no more than two percent (2%) of the total number of shares of common stock outstanding as of the last day of the preceding fiscal year. Awards granted under the 2005 Incentive Plan are in such form as the Compensation Committee shall from time to time establish and the awards may or may not be subject to vesting conditions based on the satisfaction of service requirements or other conditions, restrictions or performance criteria including the Company’s achievement of annual operating goals. Restricted stock and restricted stock units may also be granted under the 2005 Incentive Plan as a component of an incentive package offered to new employees or to existing employees based on performance or in connection with a promotion, and will generally vest over a three-year period, commencing at the date of grant. We measure the fair value of awards under the 2005 Incentive Plan based on the market price of the underlying common stock as of the date of grant. The fair value of each award is amortized over the applicable vesting period of the awards using graded vesting and reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”

Annual stock-based incentive programs have been approved for executive officers and certain other members of our management team for years 2007 through 2010 that provide for contingently issuable performance share awards or restricted stock units upon achievement of defined performance threshold goals. The defined performance threshold goal for each year has been an adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) targets, which excludes certain non-routine items. The awards vest 50% upon the date the Board approves the achievement of the annual performance threshold goal with the remaining 50% vesting ratably over the subsequent 24-month period.

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

Stock Option Plans.  We maintained various stock option plans through May 2005 (“Prior Plans”). The Prior Plans provided for the issuance of shares of common stock to employees, consultants and directors under incentive and non-statutory stock option grants. Stock option grants under the Prior Plans were made at a price not less than the fair market value of the common stock at the date of grant, generally vested over a three to four-year period commencing at the date of grant and expire in ten years. Stock options are no longer used for share-based compensation and no grants have been made under the Prior Plans since 2004. With the adoption of the 2005 Incentive Plan, we terminated all Prior Plans except for those provisions necessary to administer the outstanding options, all of which are fully vested. As of December 31, 2009, we had approximately 1.3 million vested stock options outstanding with exercise prices ranging from $10.33 to $27.50 per share.

Employee Stock Purchase Plan.  Our employee stock purchase plan (“2008 Purchase Plan”) has an initial reserve of 1,500,000 shares and provides eligible employees with the ability to defer up to 10% of their earnings for the purchase of our common stock on a semi-annual basis at 85% of the fair market value on the last day of each six-month offering period that begin on February 1st and August 1st of each year. The 2008 Purchase Plan is considered compensatory and, as a result, stock-based compensation is recognized on the last day of each six-month offering period in an amount equal to the difference between the fair value of the stock on the date of purchase and the discounted purchase price. A total of 155,888 shares of common stock were purchased under the 2008 Purchase Plan in 2009 at prices ranging from $9.52 to $17.52. We have recognized $342,000 of share-based compensation expense in connection with these purchases, which is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”

•	Derivative Instruments and Hedging Activities. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign currency denominated assets and liabilities that exist as part of our ongoing business operations that are denominated in a currency other than the functional currency of the subsidiary. The exposures relate primarily to the gain or loss recognized in earnings from the settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of 90 days or less and are not designated as hedging instruments. Forward exchange contracts are marked-to-market at the end of each reporting period, using quoted prices for similar assets or liabilities in active markets, with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.

At December 31, 2009, we had forward exchange contracts with a notional value of $37.9 million and an associated net forward contract payable of $354,000. At December 31, 2008, we had forward exchange contracts with a notional value of $33.5 million and an associated net forward contract liability of $14,000. These derivatives are not designated as hedging instruments. The forward contract liabilities are included in the consolidated balance sheets under the caption “Accrued expenses and other liabilities.” The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded net foreign currency exchange contract gains of $677,000, $483,000 and $147,000 in 2009, 2008 and 2007, respectively, which are included in the condensed consolidated statements of income under the caption “Interest Income and other, net.”

Other Recent Accounting Pronouncements

In September 2009, FASB issued an amendment to its accounting guidance on certain revenue arrangements with multiple deliverables that enables a vendor to account for products and services (deliverables) separately rather than as a combined unit. The revised guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) management’s best estimate of selling price. This guidance also eliminates the residual method of allocation and requires that the arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a such revenue arrangements that have multiple deliverables. The revised guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. We are currently assessing the impact the new guidance will have on certain of our revenue arrangements, specifically those involving the delivery of software-as-a-service and certain other managed service offerings as i2 derived a significant portion of their revenues from these form of contracts. The ultimate impact on our consolidated financial statements will depend on the nature and terms of the revenue arrangements entered into or materially modified after the adoption date. The new guidance does not significantly change the accounting for the majority of our existing and future revenue arrangements that are subject to specific guidance in sections 605 and 985 of the Codification (see Revenue Recognition discussion above).

In December 2009, FASB issued a new guidance for improvements to financial reporting by enterprises involved with variable interest entities. The new guidance provides an amendment to its consolidation guidance for variable interest entities and the definition of a variable interest entity and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This amendment also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and is effective for reporting periods beginning after December 15, 2009. We do not currently anticipate any significant impact from adoption of this guidance on our consolidated financial position or results of operations.

In January 2010, FASB issued an amendment to its accounting guidance for fair value measurements which adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements. The revised guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amendment is effective for the first reporting period beginning after December 15, 2009, except for the requirements to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. We are currently assessing what impact this guidance will have on our consolidated financial statements.

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

Foreign currency exchange rates.  Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented approximately 40% of our total revenues in 2009, 2008 and 2007. In addition, the identifiable net assets of our foreign operations represented 19% and 28% of consolidated net assets at December 31, 2009 and 2008, respectively. The decrease in the percentage of identifiable net assets of our foreign operations in 2009 compared to 2008 is due primarily to the issuance of $275 million of Senior Notes, all of which are recorded in a domestic subsidiary. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting an unrealized foreign currency exchange gain of $5.3 million in 2009 compared to an unrealized foreign currency loss of $6.1 million in 2008 and an unrealized foreign currency gain of $3.3 million in 2007.

The foreign currency exchange gain in 2009 resulted primarily from the weakening of the U.S. Dollar, particularly against the British Pound and the Euro. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net working capital as of December 31, 2009 to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the December 31, 2009 rates would result in a currency translation loss of approximately $1.0 million before tax.

We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign currency denominated assets and liabilities that exist as part of our ongoing business operations that are denominated in a currency other than the functional currency of the subsidiary. The exposures relate primarily to the gain or loss recognized in earnings from the settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of 90 days or less and are not designated as hedging instruments. Forward exchange contracts are marked-to-market at the end of each reporting period, using quoted prices for similar assets or liabilities in active markets, with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.

At December 31, 2009, we had forward exchange contracts with a notional value of $37.9 million and an associated net forward contract payable of $354,000. At December 31, 2008, we had forward exchange contracts with a notional value of $33.5 million and an associated net forward contract liability of $14,000. These derivatives are not designated as hedging instruments. The forward contract liabilities are included in the consolidated balance sheets under the caption “Accrued expenses and other liabilities.” The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We prepared sensitivity analyses of the impact of changes in foreign currency exchange rates on our forward exchange contracts at December 31, 2009. Based on the results of these analyses, a 10% adverse change in all foreign currency rates from the December 31, 2009 rates would result in a net forward contract liability of $3.5 million that would increase the underlying currency translation loss on our net foreign assets. We recorded net foreign currency exchange contract gains of $677,000, $483,000 and $147,000 in 2009, 2008 and 2007, respectively, which are included in the condensed consolidated statements of income under the caption “Interest Income and other, net.”

Interest rates.  At December 31, 2009 and 2008, our excess cash balances are included in our operating account. Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on investments is reflected in our financial statements under the caption “Interest income and other, net.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.

We issued $275 million of Senior Notes in December 200 at an initial offering price of 98.988%. The net proceeds from the sale of the Senior Notes, which exclude the original issue discount ($2.8 million) and other debt issuance costs ($6.5 million) were placed in escrow and subsequently used, together with cash on hand at JDA and i2, to fund the cash portion of the merger consideration in the acquisition of i2 on January 28, 2010. The Senior Notes mature in 2014. Interest accrues on the Senior Notes at a fixed rate of 8% per annum, payable semi-annually in cash on June 15 and December 15 of each year, commencing on June 15, 2010. The interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

We were exposed to interest rate risk on the term loans used to finance the acquisition of Manugistics, which provided for quarterly interest payments at LIBOR + 2.25%. To manage this risk, we entered into an interest rate swap agreement to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. The interest rate swap was structured with decreasing notional amounts to match our expected pay down of the debt. The interest rate swap agreement was designated a cash flow hedge derivative. The effectiveness of the cash flow hedge derivative was evaluated on a quarterly basis with changes in the fair value of the interest rate swap deferred and recorded as a component of “Accumulated other comprehensive income (loss).” We repaid the remaining balance of the term loans on October 1, 2008 and terminated the interest rate swap on October 5, 2008. We made an $899,000 payment on October 5, 2008 in consideration for early termination of the interest rate swap. This payment is included in the consolidated statements of operations under the caption “Interest expense and amortization of loan fees.”

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, together with the report of the independent registered public accounting firm of Deloitte & Touche LLP, are included in this Form 10-K as required by Rule 14a-3(b).

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure -

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.  During and subsequent to the reporting period, and under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”) as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on December 31, 2009 were effective to ensure that information required to be disclosed in our reports to be filed under the Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding disclosures and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Act. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control Over Financial Reporting.  The term “internal control over financial reporting” is defined under Rule 13a-15(f) under the Act and refers to the process of a company that is designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information — None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
JDA Software Group, Inc.
Scottsdale, Arizona

We have audited the internal control over financial reporting of JDA Software Group, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 16, 2010 expressed an unqualified opinion on those financial statements.

/s/  DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 16, 2010

PART III

Certain information required by Part III is omitted from this Form 10-K, as we intend to file our Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference.

Item 10.	Board of Directors, Executive Officers and Corporate Governance

The information relating to our board of directors and executive officers is incorporated by reference to the Proxy Statement under the captions “Proposal 1 — Election of Directors,” “Corporate Governance,” and “Executive Officers of the Company.” Information relating to our Audit Committee Members and the designation of our Audit Committee Financial Expert, beneficial ownership reporting compliance under Section 16(a) of the Exchange Act, and the adoption of a Code of Ethics, is incorporated by reference to the proxy statement under the captions “Corporate Governance — Committees of our Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Report of the Audit Committee,” and “Corporate Governance — Code of Business Conduct and Ethics.”

Item 11.	Executive Compensation

The information relating to executive compensation is incorporated by reference to the Proxy Statement under the captions “Executive Compensation,” “Potential Payments upon Termination or Change in Control,” “Compensation of Directors,” and “Compensation Committee Interlocks and Insider Participation.”

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

a. The following documents are filed as part of this Report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2009 and 2008

Consolidated Statements of Income — Three Years Ended December 31, 2009

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) — Three Years Ended December 31, 2009

Consolidated Statements of Cash Flows — Three Years Ended December 31, 2009

Notes to Consolidated Financial Statements — Three Years Ended December 31, 2009

2. Financial Statement Schedules — None

3. Exhibits — See Exhibit Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
JDA Software Group, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of JDA Software Group, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of JDA Software Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 16, 2010

JDA SOFTWARE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	(In thousands, except share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$75,974	$32,696
Restricted cash	287,875	—
Accounts receivable, net	68,883	79,353
Income tax receivable	—	316
Deferred tax asset	19,142	22,919
Prepaid expenses and other current assets	15,667	14,223

Total current assets	467,541	149,507

Non-Current Assets:
Property and equipment, net	40,842	43,093
Goodwill	135,275	135,275
Other Intangibles, net:
Customer lists	99,264	121,719
Acquired software technology	20,240	24,160
Trademarks	157	1,335
Deferred tax asset	44,350	44,815
Other non-current assets	13,997	4,872

Total non-current assets	354,125	375,269

Total Assets	$821,666	$524,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,192	$3,273
Accrued expenses and other liabilities	45,523	52,090
Income taxes payable	3,489	—
Deferred revenue	65,665	62,005

Total current liabilities	121,869	117,368

Non-Current Liabilities:
Long-term debt	272,250	—
Accrued exit and disposal obligations	7,341	8,820
Liability for uncertain tax positions	8,770	7,093

Total non-current liabilities	288,361	15,913

Total Liabilities	410,230	133,281

Commitments and Contingencies (Notes 11 and 12)
Redeemable Preferred Stock	—	50,000
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized, 50,000,000 shares; issued 36,323,245 and 32,458,397 shares, respectively	363	325
Additional paid-in capital	361,362	305,564
Deferred compensation	(5,297)	(2,915)
Retained earnings	74,014	56,268
Accumulated other comprehensive income (loss)	3,267	(2,017)
Less treasury stock, at cost, 1,785,715 and 1,307,317 shares, respectively	(22,273)	(15,730)

Total stockholders’ equity	411,436	341,495

Total liabilities and stockholders’ equity	$821,666	$524,776

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Revenues:
Software licenses	$88,786	$92,898	$73,599
Maintenance services	179,336	182,844	178,198

Product revenues	268,122	275,742	251,797

Consulting services	107,618	104,072	110,893
Reimbursed expenses	10,060	10,518	10,885

Service revenues	117,678	114,590	121,778

Total revenues	385,800	390,332	373,575

Cost of Revenues:
Cost of software licenses	3,241	3,499	2,499
Amortization of acquired software technology	3,920	5,277	6,377
Cost of maintenance services	43,165	45,734	45,242

Cost of product revenues	50,326	54,510	54,118

Cost of consulting services	85,285	81,954	83,131
Reimbursed expenses	10,060	10,518	10,885

Cost of service revenues	95,345	92,472	94,016

Total cost of revenues	145,671	146,982	148,134

Gross Profit	240,129	243,350	225,441
Operating Expenses:
Product development	51,318	53,866	51,173
Sales and marketing	66,001	66,468	63,154
General and administrative	47,664	44,963	44,405
Amortization of intangibles	23,633	24,303	15,852
Restructuring charges	6,865	8,382	6,208
Acquisition-related costs	4,768	—	—
Costs of abandoned acquisition	—	25,060	—
Gain on sale of office facility	—	—	(4,128)

Total operating expenses	200,249	223,042	176,664

Operating Income	39,880	20,308	48,777
Interest expense and amortization of loan fees	(2,712)	(10,349)	(11,836)
Finance costs on abandoned acquisition	767	(5,292)	—
Interest income and other, net	1,253	2,791	3,476

Income Before Income Taxes	39,188	7,458	40,417
Income tax provision	(12,849)	(4,334)	(13,895)

Net Income	26,339	3,124	26,522
Consideration paid in excess of carrying value on the repurchase of redeemable preferred stock	(8,593)	—	—

Income Applicable to Common Shareholders	$17,746	$3,124	$26,522

Basic Earnings Per Share Applicable to Common Shareholders	$.51	$.09	$.79

Diluted Earnings Per Share Applicable to Common Shareholders	$.50	$.09	$.76

Shares Used To Compute:
Basic earnings per share applicable to common shareholders	34,936	34,339	33,393

Diluted earnings per share applicable to common shareholders	35,258	35,185	34,740

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
			Additional	Deferred		Other
	Common Stock		Paid-In	Stock	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Compensation	Earnings	Gain (Loss)	Stock	Total
	(In thousands, except share amounts)

Balance, January 1, 2007	30,569,447	$305	$275,705	$(904)	$27,628	$1,018	$(13,400)	$290,352
Issuance of common stock:
Issuance of common stock — Options	757,513	8	9,869					9,877
Issuance of restricted stock	30,981	1	628	(412)				217
Vesting of restricted stock units	24,186
Issuance of unvested equity awards			8,242	(8,242)
Forfeiture of unvested equity awards	(3,359)		(58)	58
Amortization of deferred compensation				5,974				5,974
Tax benefit — stock compensation			1,308					1,308
Accrual for uncertain tax positions					(1,006)			(1,006)
Purchase of treasury stock							(244)	(244)
Comprehensive income:
Net income					26,522			26,522
Change in fair value of interest rate swap						(525)		(525)
Foreign translation adjustment						3,321		3,321

Comprehensive income								29,318

Balance, December 31, 2007	31,378,768	314	295,694	(3,526)	53,144	3,814	(13,644)	335,796
Issuance of common stock:
Issuance of common stock — Options	697,072	7	7,799					7,806
Issuance of restricted stock	10,000		199					199
Vesting of restricted stock units	372,561	4	(4)
Issuance of unvested equity awards			3,971	(3,971)
Forfeiture of unvested equity awards	(4)		(457)	457
Amortization of deferred compensation				4,125				4,125
Tax benefit — stock compensation			(1,638)					(1,638)
Purchase of treasury stock							(2,086)	(2,086)
Comprehensive income:
Net income					3,124			3,124
Change in fair value of interest rate swap						289		289
Foreign translation adjustment						(6,120)		(6,120)

Comprehensive loss								(2,707)

Balance, December 31, 2008	32,458,397	325	305,564	(2,915)	56,268	(2,017)	(15,730)	341,495
Issuance of common stock:
Issuance of common stock — Options	1,053,251	10	12,570					12,580
Issuance of common stock — ESPP	155,888	1	2,268					2,269
Issuance of restricted stock	180,000	2	3,011	(2,867)				146
Vesting of restricted stock units	285,301	3	(3)
Issuance of unvested equity awards			7,845	(7,845)
Forfeiture of unvested equity awards	(9,592)		(396)	396
Amortization of deferred compensation				7,934				7,934
Conversion of redeemable preferred stock	2,200,000	22	30,503					30,525
Purchase of treasury stock							(6,543)	(6,543)
Comprehensive income:
Net income					26,339			26,339
Cash consideration paid for Series B preferred stock in excess of carrying value					(8,593)			(8,593)
Foreign translation adjustment						5,284		5,284

Comprehensive income								23,030

Balance, December 31, 2009	36,323,245	$363	$361,362	$(5,297)	$74,014	$3,267	$(22,273)	$411,436

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Operating Activities:
Net income	$26,339	$3,124	$26,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,239	39,280	31,646
Provision for doubtful accounts	1,900	750	2,890
Amortization of loan origination fees, debt issuance costs and original issue discount	110	3,672	1,808
Excess tax benefits from share-based compensation	—	1,638	(1,308)
Net gain on sale of office facility	—	—	(4,128)
Net (gain) loss on disposal of property and equipment	(42)	9	(20)
Stock-based compensation expense	8,095	4,324	6,191
Deferred income taxes	4,242	1,784	9,991
Changes in assets and liabilities:
Accounts receivable	9,894	(6,590)	5,597
Income tax receivable	365	116	(284)
Prepaid expenses and other assets	(1,768)	2,055	(212)
Accounts payable	4,525	(346)	(1,256)
Accrued expenses and other liabilities	(4,608)	3,938	110
Income tax payable	5,964	27	—
Deferred revenue	4,226	(6,689)	2,160

Net cash provided by operating activities	96,481	47,092	79,707

Investing Activities:
Change in restricted cash	(287,875)	—	—
Payment of direct costs related to acquisitions	(5,110)	(4,242)	(7,606)
Purchase of property and equipment	(7,136)	(8,594)	(7,408)
Proceeds from disposal of property and equipment	84	132	6,856

Net cash used in investing activities	(300,037)	(12,704)	(8,158)

Financing Activities:
Issuance of common stock — equity plans	14,849	7,806	9,877
Excess tax benefits from share-based compensation	—	(1,638)	1,308
Purchase of treasury stock	(6,543)	(2,086)	(244)
Redemption of redeemable preferred stock	(28,068)	—	—
Proceeds from issuance of long-term, debt, net of discount	272,217	—	—
Debt issuance costs	(6,487)	—	—
Principal payments on term loan agreement	—	(99,563)	(40,000)
Repayment of 5% convertible subordinated notes	—	—	(1,531)

Net cash provided by (used in) financing activities	245,968	(95,481)	(30,590)

Effect of exchange rates on cash and cash equivalents	866	(1,499)	770

Net increase (decrease) in cash and cash equivalents	43,278	(65,592)	41,729
Cash and Cash Equivalents, Beginning of Year	32,696	95,288	53,559

Cash and Cash Equivalents, End of Year	$75,974	$32,696	$95,288

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$3,854	$3,378	$5,599

Cash paid for interest	$1,149	$7,312	$11,589

Cash received for income tax refunds	$856	$852	$976

Supplemental Disclosure of Non-cash activities:
Decrease in retained earnings from an accrual for uncertain tax positions			$1,006

Supplemental Disclosures of Non-cash Investing Activities:
Increase (reduction) of goodwill recorded in acquisitions		$714	$(11,415)

Supplemental Disclosures of Non-cash Financing Activities:
Conversion of redeemable preferred stock to common stock	$30,525

See notes to consolidated financial statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2009
(in thousands, except percentages, shares, per share amounts or as otherwise stated)

1.	Summary of Significant Accounting Policies

Nature of Business.  We are a leading provider of sophisticated enterprise software solutions designed specifically to address the supply chain requirements of global consumer products companies, manufacturers, wholesale/distributors and retailers, as well as government and aerospace defense contractors and travel, transportation, hospitality and media organizations, and with the acquisition of i2 Technologies (see Note 2) we have licensed our software to over 6,000 customers worldwide. Our solutions enable customers to plan, manage and optimize the coordination of supply, demand and flows of inventory throughout the supply chain to the consumer. We conduct business in three geographic regions that have separate management teams and reporting structures: the Americas (United States, Canada, and Latin America), Europe (Europe, Middle East and Africa), and Asia/Pacific. Our corporate offices are located in Scottsdale, Arizona.

Principles of Consolidation and Basis of Presentation.  The consolidated financial statements are stated in U.S. dollars and include the accounts of JDA Software Group, Inc. and our subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with the FASB Standard Accounting Codification (“Codification”), which is the authoritative source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities in the United States. The Codification, which is effective for all reporting periods that end after September 15, 2009, superseded and replaced all existing non-SEC accounting and reporting standards. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Adoption of the Codification did not have a material impact on our consolidated financial statement note disclosures.

Certain reclassifications have been made to the Consolidated Statements of Income for the years ended December 31, 2008 and 2007 to conform to the current presentation. In the Consolidated Statements of Income we have combined the provision for doubtful accounts in operating expenses under the caption “General and administrative.” The provision for doubtful accounts was previously reported under a separate caption, “Provision for doubtful accounts.”

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

Cash and Cash Equivalents.  Cash and cash equivalents consist of cash held in bank demand deposits. The restricted cash balance at December 31, 2009 consists primarily of proceeds from the issuance of long-term debt

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(see Note 9), which were subsequently used to fund a portion of the cash merger consideration in the acquisition of i2 Technologies, Inc. (see Note 2).

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

Business Combinations.  All business combinations through December 31, 2008 were accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase price of each acquired company was allocated to the acquired assets and liabilities based on their fair values. There was no in-process research and development (“IPR&D”) recorded on any of our business combinations during the three years ended December 31, 2008. IPR&D consists of products or technologies in the development stage for which technological feasibility has not been established and which we believe have no alternative use.

Effective January 1, 2009, all future business combinations will be accounted for at fair value under the acquisition method of accounting. Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) IPR&D will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; (iv) restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will be recognized through income tax expense or directly in contributed capital, including any adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior January 1, 2009. There were no business combinations in 2009. We did however acquire i2 Technologies, Inc. on January 28, 2010 in a business combination that will be accounted for under the acquisition method of accounting (see Note 2).

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Intangible Assets.  Goodwill represents the excess of the purchase price over the net assets acquired in our business combinations. Goodwill is tested annually for impairment, or more frequently if events or changes in business circumstances indicate the asset might be impaired, by comparing a weighted average of the fair value of future cash flows under the “Discounted Cash Flow Method of the Income Approach” and the “Guideline Company Method” to the carrying value of the goodwill allocated to our reporting units. We found no indication of impairment of our goodwill balances during 2009, 2008 or 2007 with respect to the goodwill allocated to our Retail, Manufacturing and Distribution and Services Industries reportable business segments (see Note 5). Absent future indications of impairment, the next annual impairment test will be performed in fourth quarter 2010.

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

Trademarks are being amortized on a straight-line basis over estimated remaining useful life of five years.

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

Consulting and training services are separately priced and stated in our arrangements, are generally available from a number of suppliers, and are generally not essential to the functionality of our software products. Consulting services include project management, system planning, design and implementation, customer configurations, and training. These services are generally billed bi-weekly on an hourly basis or pursuant to the terms of a fixed price contract. Consulting services revenue billed on an hourly basis is recognized as the work is performed. Under fixed price service contracts and milestone-based arrangements that include services that are not essential to the functionality of our software products, consulting services revenue is recognized using the proportional performance method. We measure progress-to-completion under the proportional performance method by using input measures, primarily labor hours, which relate hours incurred to date to total estimated hours at completion. We continually update and revise our estimates of input measures. If our estimates indicate that a loss will be incurred, the entire loss is recognized in that period. Training revenues are included in consulting revenues in the Company’s consolidated statements of income and are recognized once the training services are provided. VSOE for consulting and training services is based upon the hourly or per class rates charged when those services are sold separately. We offer hosting and other managed services on certain of our software products under arrangements in which the end users do not take possession of the software. Revenues from hosting services are included in consulting revenues, billed monthly and recognized as the services are provided. Revenues from our hardware reseller business are also included in consulting revenues, reported net (i.e., the amount billed to a customer less the amount paid to the supplier) and recognized upon shipment of the hardware.

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

Restructuring Charges.  Restructuring charges include charges for the costs of exit or disposal activities and adjustments to acquisition-related reserves and other liabilities recorded in connection with business combinations. The liability for costs associated with exit or disposal activities is measured initially at fair value and only recognized when the liability is incurred, rather than at the date the Company committed to the exit plan. Restructuring charges are not directly identified with a particular business segment and as a result, management does not consider these charges in the evaluation of the operating income (loss) from the business segments. We recorded restructuring charges of $6.9 million, $8.4 million and $6.2 million in 2009, 2008 and 2007, respectively. These charges include net adjustments to acquisition-related reserves and other liabilities of $755,000, $426,000 and $8,000, respectively (see Notes 6, 7 and 8).

Derivative Instruments and Hedging Activities.  We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign currency denominated assets and liabilities that exist as part of our ongoing business operations that are denominated in a currency other than the functional currency of the subsidiary. The exposures relate primarily to the gain or loss recognized in earnings from the settlement of current foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of 90 days or less and are not designated as hedging instruments. Forward exchange contracts are marked-to-market at the end of each reporting period, using quoted prices for similar assets or liabilities in active markets, with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.

At December 31, 2009, we had forward exchange contracts with a notional value of $37.9 million and an associated net forward contract payable of $354,000. At December 31, 2008, we had forward exchange contracts with a notional value of $33.5 million and an associated net forward contract liability of $14,000. These derivatives are not designated as hedging instruments. The forward contract liabilities are included in the consolidated balance sheets under the caption “Accrued expenses and other liabilities.” The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded net foreign currency exchange contract gains of $677,000, $483,000 and $147,000 in 2009, 2008 and 2007, respectively, which are included in the condensed consolidated statements of income under the caption “Interest Income and other, net.”

We were exposed to interest rate risk on term loans used to finance the acquisition of Manugistics, which provided for quarterly interest payments at LIBOR + 2.25%. To manage this risk, we entered into an interest rate swap agreement to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. The interest rate swap was structured with decreasing notional amounts to match our expected pay down of the debt. The interest rate swap agreement was designated a cash flow hedge derivative. The effectiveness of the cash flow hedge derivative was evaluated on a quarterly basis with changes in the fair value of the interest rate swap deferred and recorded as a component of “Accumulated other comprehensive income (loss).” We repaid the remaining balance on the term loans on October 1, 2008 (see Note 9) and terminated the interest rate swap on October 5, 2008. We made an

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$899,000 payment on October 5, 2008 in consideration for early termination of the interest rate swap. This payment is included in the consolidated statements of operations under the caption “Interest expense and amortization of loan fees.”

Stock-Based Compensation.  Compensation expense for awards of restricted stock, restricted stock units, performance share awards and other forms of equity based compensation are based on the market price of the underlying common stock as of the date of grant, amortized over the applicable vesting period of the awards (generally 3 years) using graded vesting (see Note 14).

As of December 31, 2009, we had approximately 1.3 million stock options outstanding with exercise prices ranging from $10.33 to $27.50 per share. Stock options are no longer used for share-based compensation (see Note 14).

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

As of December 31, 2009 we have approximately $10.8 million of unrecognized tax benefits, substantially all of which relates to uncertain tax positions associated with the acquisition of Manugistics that would impact our effective tax rate if recognized. Recognition of these uncertain tax positions will be treated as a component of income tax expense rather than as a reduction of goodwill. During 2009 there were no significant changes in our unrecognized tax benefits. It is reasonably possible that approximately $8.8 million of unrecognized tax benefits will be recognized within the next twelve months, primarily related to lapses in the statute of limitations. At December 31, 2009, we have approximately $5.5 million and $7.8 million of federal and state research and development tax credit carryforwards, respectively, that expire at various dates through 2024. We have placed a valuation allowance against the Arizona research and development credit as we do not expect to be able to utilize it prior to its expiration.

We treat the accrual of interest and penalties related to uncertain tax positions as a component of income tax expense, including accruals (benefits) made during 2009, 2008 and 2007 of $(515,000), $600,000 and $630,000, respectively. As of December 31, 2009, 2008 and 2007, there are approximately $2.3 million, $2.6 million and $1.9 million, respectively of interest and penalty accruals related to uncertain tax positions which are reflected in the Consolidated Balance Sheet under the caption “Liability for uncertain tax positions.” To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision.

Earnings per Share.  From July 2006 through September 8, 2009, the Company had two classes of outstanding capital stock, common stock and Series B preferred stock. The Series B preferred stock, which was issued in connection with acquisition of Manugistics (see Note 13), was a participating security such that in the event a dividend was declared or paid on the common stock, the Company would have been required to simultaneously declare and pay a dividend on the Series B preferred stock as if the Series B preferred stock had been converted into common stock. Companies that have participating securities are required to apply the two-class method to compute basic earnings per share. Under the two-class computation method, basic earnings per

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share is calculated for each class of stock and participating security considering both dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period.

During third quarter 2009, all shares of the Series B preferred stock were either converted into shares of common stock or repurchased for cash, including $8.6 million paid in excess of the conversion price (see Note 13). The excess consideration was charged to retained earnings in the same manner as a dividend on preferred stock and reduced the income applicable to common shareholders in the calculation of earnings per share for 2009. The calculation of diluted earnings per share applicable to common shareholders for 2009 includes the assumed conversion of the Series B preferred stock into common stock as of the beginning of the period, weighted for the actual days and number of shares outstanding during the period. The calculation of diluted earnings per share applicable to common shareholders for 2008 and 2007 includes the assumed conversion of the Series B preferred stock into common stock as of the beginning of the period.

The dilutive effect of outstanding stock options and unvested restricted stock units and performance share awards is included in the diluted earnings per share calculations for 2009, 2008 and 2007 using the treasury stock method (see Note 18).

Other Recent Accounting Pronouncements

In September 2009, FASB issued an amendment to its accounting guidance on certain revenue arrangements with multiple deliverables that enables a vendor to account for products and services (deliverables) separately rather than as a combined unit. The revised guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) management’s best estimate of selling price. This guidance also eliminates the residual method of allocation and requires that the arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to such revenue arrangements that have multiple deliverables. The revised guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. We are currently assessing the impact the new guidance will have on certain of our revenue arrangements, specifically those involving the delivery of software-as-a-service and certain other managed service offerings as i2 derived a significant portion of their revenues from these form of contracts. The ultimate impact on our consolidated financial statements will depend on the nature and terms of the revenue arrangements entered into or materially modified after the adoption date. The new guidance does not significantly change the accounting for the majority of our existing and future revenue arrangements that are subject to specific guidance in sections 605 and 985 of the Codification (see Revenue Recognition discussion above).

In December 2009, FASB issued a new guidance for improvements to financial reporting by enterprises involved with variable interest entities. The new guidance provides an amendment to its consolidation guidance for variable interest entities and the definition of a variable interest entity and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This amendment also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and is effective for reporting periods beginning after December 15, 2009. We do not currently anticipate any significant impact from adoption of this guidance on our consolidated financial position or results of operations.

In January 2010, FASB issued an amendment to its accounting guidance for fair value measurements which adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements. The revised guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amendment is effective for the first reporting period beginning after December 15, 2009, except for the requirements to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

those fiscal years. Early adoption is permitted. We are currently assessing what impact this guidance will have on our consolidated financial statements.

2.	Acquisitions

Acquisition of i2 Technologies, Inc. (2010)

On January 28, 2010, we completed the acquisition of i2 Technologies, Inc. (“i2”) for approximately $600.0 million, which includes cash consideration of approximately $432.0 million and the issuance of approximately 6.2 million shares of our common stock with an acquisition date fair value of approximately $168.0 million, or $26.88 per share, determined on the basis of the closing market price of our common stock on the date of acquisition (the “Merger”). The combination of JDA and i2 creates a market leader in the supply chain management market. We believe this combination provides JDA with (i) a strong, complementary presence in new markets such as discrete manufacturing and transportation; (ii) enhanced scale; (iii) a more diversified, global customer base of over 6,000 customers; (iv) a comprehensive product suite that provides end-to-end supply chain management (“SCM”) solutions; (v) incremental revenue opportunities associated with cross-selling of products and services among our existing customer base; and (vi) an ability to increase profitability through net cost synergies in the first six to nine months after the Merger.

Under the terms of the Merger Agreement, each issued and outstanding share of i2 common stock was converted into the right to receive $12.70 in cash and 0.2562 of a share of JDA common stock (the “Merger Consideration”). Holders of i2 common stock did not receive any fractional JDA shares in the Merger. Instead, the total number of shares that each holder of i2 common stock received in the Merger was rounded down to the nearest whole number, and JDA paid cash for any resulting fractional share determined by multiplying the fraction by $26.65, which represents the average closing price of JDA common stock on Nasdaq for the five consecutive trading days ending three days prior to the effective date of the Merger.

Each outstanding option to acquire i2 common stock was canceled and terminated at the effective time of the Merger and converted into the right to receive the Merger Consideration with respect to the number of shares of i2 common stock that would have been issuable upon a net exercise of such option, assuming the market value of the i2 common stock at the time of such exercise was equal to the value of the Merger Consideration as of the close of trading on the day immediately prior to the effective date of the Merger. Any outstanding option with a per share exercise price that was greater than or equal to such amount was cancelled and terminated and no payment was made with respect thereto. In addition, each i2 restricted stock unit award outstanding immediately prior to the effective time of the Merger was fully vested and cancelled, and each holder of such awards became entitled to receive the Merger Consideration for each share of i2 common stock into which the vested portion of the awards would otherwise have been convertible. Each i2 restricted stock award was vested immediately prior to the effective time of the Merger and was entitled to receive the Merger Consideration.

Each outstanding share of i2’s Series B Preferred Stock was converted into the right to receive $1,100 per share in cash, which is equal to the stated change of control liquidation value of each such share plus all accrued and unpaid dividends thereon through the effective date of the Merger.

At the effective time of the Merger, each outstanding warrant to purchase shares of i2’s common stock ceased to represent a right to acquire i2’s common stock and was assumed by JDA and converted into a warrant with the right to receive upon exercise, the Merger Consideration that would have been received as a holder of i2 common stock if such i2 warrant had been exercised prior to the. In total, 420,237 warrants to purchase i2 common stock at an exercise price of $15.4675 were assumed and converted into the right to receive the Merger Consideration upon exercise, including 107,663 shares of JDA common stock.

The Merger will be accounted for using the acquisition method of accounting with JDA identified as the acquirer. Under the acquisition method of accounting, we will record all assets acquired and liabilities assumed at their respective acquisition-date fair values. We have not completed the valuation analysis and calculations

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

necessary to finalize the required purchase price allocations. In addition to goodwill, the final purchase price allocation may include allocations to intangible assets such as trademarks and trade names, in-process research and development, developed technology and customer-related assets.

On December 10, 2009, we issued $275 million of five-year, 8.0% Senior Notes (the “Senior Notes”) at an initial offering price of 98.988%. The net proceeds from the sale of the Senior Notes, which exclude the original issue discount ($2.8 million) and other debt issuance costs ($6.5 million) were placed in escrow and subsequently used, together with cash on hand at JDA and i2, to fund the cash portion of the merger consideration in the acquisition of i2 (see Note 9).

Through December 31, 2009, we expensed approximately $4.8 million of costs related to the acquisition of i2. These costs, which consist primarily of investment banking fees, commitment fees on unused bank financing, legal and accounting fees, are included in the consolidated statements of income under the caption “Acquisition-related costs.”

Acquisition of Equity Interest in European-based Strategix Enterprise Technology (2009)

In July 2009, we purchased 49.1% of the registered share capital of Strategix Enterprise Technology GMBH and Strategix Enterprise Technology sp.z.o.o. (collectively, “Strategix”) for cash. The initial investment, which is not material to our financial statements, is reflected in the consolidated balance sheet under the caption “Other non-current assets,” and in the consolidated statement of cash flows as an investing activity under the caption “Payment of direct costs related to acquisitions.” The adjustments to record our equity share of Strategix’s earnings from the date of purchase through December 31, 2009 are reflected in the consolidated statements of income, net of tax, under the caption “Interest income and other, net,” The transaction provides for additional annual purchase price earn-outs in each of 2009, 2010 and 2011 if defined performance milestones are achieved. No additional purchase price earn-out was earned in 2009. We have an option to purchase the remaining registered share capital of Strategix beginning on the third anniversary date of the transaction based on defined operating metrics. Strategix has been a distributor of our supply and category management applications in Central and Eastern Europe and Russia since 2004. As part of this transaction, Strategix now has access to our entire suite of products, and we believe such access can expand our presence with retail, manufacturing and wholesale-distribution customers in these markets. We have also acquired the rights to various applications developed by Strategix that are designed to enhance certain of our space and category management solutions, plus a suite of SAP integration tools.

Abandoned Acquisition of i2 Technologies, Inc (2008)

In August 2008, we entered into an agreement and plan of merger to acquire all of the outstanding common and preferred equity of i2. This transaction was subsequently abandoned in December 2008 and we paid i2 a $20 million non-refundable reverse termination fee. The acquisition was abandoned due primarily to the adverse effect of the continuing credit crisis and the credit terms available under proposed credit facilities that would have resulted in unacceptable risks and costs to the combined company.

We expensed $30.4 million in costs associated with the termination acquisition of i2 in fourth quarter 2008, including the $20 million non-refundable reverse termination fee and $5.1 million of legal, accounting and other acquisition-related fees that are included in operating expenses under the caption “Costs of abandoned acquisition” and $5.3 million in finance costs related to loan origination and “ticking” fees on certain debt financing commitments that are included in other income (expense) under the caption “Finance costs on abandoned acquisition.” During 2009, approximately $767,000 of the “ticking” fees were waived pursuant to a mutual release agreement and the related expense was reversed. As of December 31, 2009 and 2008, $1.2 million and $3.6 million of these costs, respectively, had not been paid and are included in the consolidated balance sheet under the caption “Accrued Expenses and other current liabilities.”

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Accounts Receivable, Net

At December 31, 2009 and 2008 accounts receivable consist of the following:

	2009	2008

Trade receivables	$75,661	$84,492
Less allowance for doubtful accounts	(6,778)	(5,139)

Total	$68,883	$79,353

A summary of changes in the allowance for doubtful accounts for the three-year period ended December 31, 2009 is as follows:

	2009	2008	2007

Balance at beginning of period	$5,139	$7,030	$9,596
Reserves recorded in the Manugistics acquisition	—	—	(4,195)
Provision for doubtful accounts	1,900	750	2,890
Deductions, net	(261)	(2,641)	(1,261)

Balance at end of period	$6,778	$5,139	$7,030

4.	Property and Equipment, Net

At December 31, 2009 and 2008 property and equipment consist of the following:

	2009	2008

Computers, internal use software, furniture & fixtures and automobiles	$83,520	$78,610
Land and buildings	26,652	25,883
Leasehold improvements	7,400	5,874

	117,572	110,367
Less accumulated depreciation	(76,730)	(67,274)

	$40,842	$43,093

During 2007, we sold a 15,000 square foot office facility in the United Kingdom for approximately $6.3 million and recognized a gain of approximately $4.1 million.

Depreciation expense for 2009, 2008 and 2007 was $9.7 million, $9.7 million and $9.4 million, respectively.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Goodwill and Other Intangibles, Net

At December 31, 2009 and 2008 goodwill and other intangible assets consist of the following:

	December 31, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Goodwill:
Gross goodwill	$144,988	$—	$144,988	$—
Accumulated impairment losses	(9,713)	—	(9,713)	—

Goodwill, net of impairment losses	$135,275	$—	$135,275	$—

Other Amortized intangible assets:
Customer Lists	183,383	(84,119)	183,383	(61,664)
Acquired software technology	65,847	(45,607)	65,847	(41,687)
Trademarks	5,191	(5,034)	5,191	(3,856)

	254,421	(134,760)	254,421	(107,207)

	$389,696	$(134,760)	$389,696	$(107,207)

We recorded a $714,000 net increase to goodwill in 2008 due to adjustments of tax NOLs, accruals for uncertain tax positions and certain temporary timing differences recorded in the acquisition of Manugistics (see Note 17). We found no indication of impairment of our goodwill balances during 2009, 2008 or 2007 with respect to the goodwill allocated to our Retail, Manufacturing and Distribution and Services Industries reportable business segments. As of December 31, 2009 and 2008, goodwill has been allocated to our reporting units as follows: $87.1 million to Retail, $44.5 million to Manufacturing and Distribution, and $3.7 million to Services Industries.

Amortization expense for 2009, 2008 and 2007 was $27.6 million, $29.6 million and $22.2 million, respectively, and is shown as separate line items in the consolidated statements of operations within cost of revenues and operating expenses. We expect amortization expense for the next five years, excluding the impact of amortization that will result from the final purchase price allocation on the acquisition of i2 (see Note 2), to be as follows:

Year	Expected Amortization

2010	$26,277
2011	$25,962
2012	$25,500
2013	$24,810
2014	$13,607

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accrued Expenses and Other Liabilities

At December 31, 2009 and 2008, accrued expenses and other liabilities consist of the following:

	2009	2008

Accrued compensation and benefits	$28,292	$27,787
Acquisition reserves (Note 7)	4,585	4,407
Accrued costs on terminated acquisition of i2 Technologies (Note 2)	1,150	3,413
Accrued royalties	2,982	3,446
Accrued interest	1,344	84
Disputes and other customer liabilities	577	1,331
Accrued hardware purchases for the hardware reseller business	1,450	997
Customer deposits	1,104	1,508
Restructuring charges (Note 8)	378	2,518
Other accrued expenses and liabilities	3,661	6,599

Total	$45,523	$52,090

During 2009 we successfully settled a customer dispute assumed in the acquisition of Manugistics and reversed $758,000 of related contingency reserves that had been established in the initial purchase accounting. This adjustment is included in the consolidated statement of income under the caption “Restructuring charges.”

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Acquisition Reserves

We recorded initial acquisition reserves of $47.4 million for restructuring charges and other direct costs associated with the acquisition of Manugistics in 2006. The restructuring charges were primarily related to facility closures, employee severance and termination benefits and other direct costs associated with the acquisition, including investment banker fees, change-in-control payments, and legal and accounting costs. Subsequent adjustments of $2.9 million were made to reduce the reserves in 2007 and 2008 based on our revised estimates of the restructuring costs to exit certain of the activities of Manugistics. The majority these adjustments were made by June 30, 2007 and included in the final purchase price allocation. All adjustments made subsequent to June 30, 2007, including the $1.4 million increase recorded in 2009, have been included in the consolidated statements of income under the caption “Restructuring charges.” Adjustments made in 2009 resulted primarily from our revised estimate of sublease rentals and market adjustments on an unfavorable office facility lease in the United Kingdom. The unused portion of the acquisition reserves at December 31, 2009 includes $4.6 million of current liabilities under the caption “Accrued expenses and other liabilities” and $7.3 million of non-current liabilities under the caption “Accrued exit and disposal obligations.” A summary of the charges and adjustments recorded against the reserves is as follows:

				Impact of				Impact of
				Changes in	Balance			Changes in	Balance
	Initial	Adjustments to	Cash	Exchange	December 31,	Adjustments	Cash	Exchange	December 31,
Description of charge	Reserve	Reserves	Charges	Rates	2008	to Reserves	Charges	Rates	2009

Restructuring charges:
Office closures, lease terminations and sublease costs	$29,212	$(2,351)	$(13,109)	$(1,034)	$12,718	$1,402	$(3,001)	$310	$11,429
Employee severance and termination benefits	3,607	(767)	(2,465)	107	482	—	(3)	18	497
IT projects, contract termination penalties, capital lease buyouts and other costs to exit activities of Manugistics	1,450	222	(1,672)	—	—	—	—	—	—

	34,269	(2,896)	(17,246)	(927)	13,200	$1,402	(3,004)	328	11,926
Direct costs	13,125	6	(13,104)	—	27	—	(27)	—	—

Total	$47,394	$(2,890)	$(30,350)	$(927)	$13,227	$1,402	$(3,031)	$328	$11,926

The balance in the reserve for office closures, lease termination and sublease costs is primarily related to office facility leases in Rockville, Maryland and the United Kingdom and is being amortized over the related lease terms that extend through 2018. The balance in the reserve for employee severance and termination benefits is related to certain foreign employees that we expect to pay in 2010.

8.	Restructuring Charges

2009 Restructuring Charges

We recorded restructuring charges of $6.5 million in 2009 primarily associated with the transition of additional on-shore activities to the Center of Excellence (“CoE”) in India and certain restructuring activities in the EMEA sales organization. The charges include termination benefits related to a workforce reduction of 86 full-time employees (“FTE”) in product development, service, support, sales and marketing, information technology and other administrative positions, primarily in the Americas region. In addition, the restructuring charges include approximately $2.0 million in severance and other termination benefits under separation agreements with our former Executive Vice President and Chief Financial Officer and our former Chief Operating Officer. As of December 31, 2009, approximately $6.2 million of the costs associated with these restructuring charges have been paid and the remaining balance of $291,000 is included in the condensed consolidated balance sheet under the

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

caption “Accrued expenses and other current liabilities.” We expect substantially all of the remaining costs to be paid in 2010.

2008 Restructuring Charges

We recorded restructuring charges of $8.0 million in 2008 primarily associated with our transition of certain on-shore activities to the CoE. The 2008 restructuring charges included $7.9 million for termination benefits, primarily related to a workforce reduction of 100 FTE in product development, consulting and sales-related positions across all of our geographic regions and $119,000 for office closure and integration costs of redundant office facilities. Subsequent adjustments were made to these reserves in 2009 based on our revised estimates to complete the restructuring activities and are included in the consolidated statements of income under the caption “Restructuring charges.” As of December 31, 2009 all costs associated with these restructuring charges have been paid. A summary of the 2008 restructuring charges is as follows:

			Impact of				Impact of
			Changes in	Balance			Changes in	Balance
	Initial	Cash	Exchange	December 31,	Adjustments	Cash	Exchange	December 31,
Description of charge	Reserve	Charges	Rates	2008	to Reserves	Charges	Rates	2009

Termination benefits	$7,891	$(5,576)	$(164)	$2,151	$(281)	$(1,866)	$(4)	$—
Office closures	119	(77)	(6)	36	(18)	(18)	—	—

Total	$8,010	$(5,653)	$(170)	$2,187	$(299)	$(1,884)	$(4)	$—

2007 Restructuring Charges

We recorded restructuring charges of $6.2 million in 2007 that included $5.9 million for termination benefits and $292,000 for office closures. The termination benefits are primarily related to a workforce reduction of approximately 120 full-time employees (“FTE”) in our Scottsdale, Arizona product development group as a direct result of our decision to standardize future product offerings on the JDA Enterprise Architecture platform and reduction of approximately 40 FTE in our worldwide consulting services group. The office closure charge is for the closure and integration costs of redundant office facilities. As of December 31, 2009, all costs associated with the 2007 restructuring charges have been paid with the exception of a $34,000 reserve for office closures which is included in the caption “Accrued expenses and other current liabilities.” We expect the remaining office closure costs to be paid in 2010. A summary of the 2007 restructuring and office closure charges is as follows:

			Impact of				Impact of
			Changes in	Balance			Changes in	Balance
	Initial	Cash	Exchange	December 31,	Adjustments	Cash	Exchange	December 31,
Description of charge	Reserve	Charges	Rates	2008	to Reserves	Charges	Rates	2009

Termination benefits	$5,908	$(5,775)	$5	$138	$(61)	$(74)	$(3)	$—
Office closures	292	(253)	—	39	—	(2)	(3)	34

Total	$6,200	$(6,028)	$5	$177	$(61)	$(76)	$(6)	$34

9.	Long-term Debt and Revolving Credit Facilities:

Senior Notes

On December 10, 2009, we issued $275 million of 8.0% Senior Notes at an initial offering price of 98.988%. The net proceeds from the sale of the Senior Notes, which exclude the original issue discount ($2.8 million) and other debt issuance costs ($6.5 million) were placed in escrow and subsequently used, together with cash on hand at JDA and i2, to fund the cash portion of the merger consideration in the acquisition of i2 (see Note 2).

The Senior Notes have a five-year term and mature on December 15, 2014. Interest is computed on the basis of a 360-day year composed of twelve 30-day months, and is payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2010. The obligations under the Senior Notes are fully and unconditionally

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guaranteed on a senior basis by our substantially all of existing and future domestic subsidiaries (including, following the Merger, i2 and its domestic subsidiaries).

At any time prior to December 15, 2012, we may redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 108%, plus accrued and unpaid interest, with the cash proceeds of an equity offering of our common stock. At any time prior to December 15, 2012, we may also redeem all or a part of the Senior Notes at a redemption price equal to 100%, plus accrued and unpaid interest and a ’make whole” premium calculated as the greater of (i) 1% of the principal amount of the Senior Notes redeemed or (ii) the excess of the present value of the redemption price of the Senior Notes redeemed at December 15, 2012 over the principal amount the Senior Notes redeemed. In addition, we may redeem the Senior Notes on or after December 15, 2012 at a redemption price of 104%, and on or after December 15, 2013 at a redemption price of 100%, plus accrued and unpaid interest. The Senior Notes rank equally in right of payment with all existing and future senior debt and is senior in right of payment to all subordinated debt.

The Senior Notes contain certain restrictive covenants including (i) a requirement to repurchase the Senior Notes at price equal to 101% of the principal in the event of a change in control and (ii) restrictions that limit our ability to pay dividends, make investments, incur additional indebtedness, create liens, issue preferred stock or consolidate, merge, sell or otherwise dispose of all or substantially all of our or their assets. The Senior Notes also provide for customary events of default and in the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Senior Notes will become due and payable immediately without further action or notice. If any other event of default occurs or is continuing, the trustee or holders of at least 25% in aggregate principal amount of the then outstanding Senior Notes may declare all the Senior Notes to be due and payable immediately.

The Senior Notes and the related guarantees have not been registered under the Securities Act of 1933, as amended, or any state securities laws, and may not be offered or sold in the United States without registration or an applicable exemption from registration requirements. In connection with the issuance of the Senior Notes, we entered into an exchange and registration rights agreement. Under the terms of the exchange and registration rights agreement, we are required to file an exchange offer registration statement within 180 days following the issuance of the Senior Notes enabling holders to exchange the Senior Notes for registered notes with terms substantially identical to the terms of the Senior Notes; to use commercially reasonable efforts to have the exchange offer registration statement declared effective by the Securities and Exchange Commission (the “SEC”) on or prior to 270 days after the closing of the note offering (the “Registration Deadline”); and, unless the exchange offer would not be permitted by applicable law or SEC policy, to complete the exchange offer within 30 business days after the Registration Deadline. Under specified circumstances, including if the exchange offer would not be permitted by applicable law or SEC policy, the registration rights agreement provides that we shall file a shelf registration statement for the resale of the Senior Notes. If we default on these registration obligations, additional interest (referred to as special interest), up to a maximum amount of 1.0% per annum, will be payable on the Senior Notes until all such registration defaults are cured.

The $2.8 million original issue discount on the Senior Notes and other debt issuance costs of approximately $6.5 million are being amortized on a straight-line basis over the five-year term and are reflected in the consolidated statements of income under the caption, “Interest expense and amortization of loan fees.” Through December 31, 2009, we have amortized approximately $110,000 of the original issue discount and related loan origination fees and accrued $1.3 million of interest on the Senior Notes.

Bank Borrowings

To finance the acquisition of Manugistics and the repayment of their debt obligations, we entered into a credit agreement (the “Credit Agreement”) with a consortium of lenders that provided $175 million in aggregate term loans, $50 million in revolving credit facilities and up to $75 million of incremental term or revolving credit facilities as requested, subject to certain terms and conditions. Proceeds from the term loans of approximately

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$168.4 million, which is net of nearly $6.6 million of loan origination and other administrative fees, together with the JDA and Manugistics combined cash balances at acquisition closing of approximately $281 million and the $50 million investment from Thoma Bravo, LLC in the form of Series B Preferred Stock (see Note 13), were used to fund the cash obligations under the merger agreement and related transaction expenses, and to retire approximately $174 million of Manugistics’ existing debt consisting of Convertible Subordinated Notes that were scheduled to mature in 2007. The remaining $1.5 million of assumed Convertible Subordinated Notes were retired in 2007. Additionally, we utilized the revolving credit facilities to replace approximately $9.6 million of Manugistics’ standby letters of credit.

Term Loans.  The term loans were scheduled to be repaid in 27 quarterly installments of $437,500 beginning in September 2006, with the remaining balance due at maturity in July 2013. In addition to the scheduled maturities, the Credit Agreement also required additional mandatory repayments on the term loans based on a percentage of our annual excess cash flow, as defined, beginning with the fiscal year that commenced January 1, 2007. As of December 31, 2008, all term loans had been repaid including payments of $99.6 million in 2008 and $40.0 million in 2007.

Interest on the term loans was paid quarterly during 2008 and 2007 at the London Interbank Offered Rate (“LIBOR”) + 2.25%. We entered into an interest rate swap agreement on July 28, 2006 to fix LIBOR at 5.365% on $140 million, or 80% of the aggregate term loans. We structured the interest rate swap with decreasing notional amounts to match the expected pay down of the debt. The interest rate swap, which was designated a cash flow hedge derivative (see Note 1), was terminated on October 5, 2008 in connection with the repayment of the remaining balance of the term loans.

Loan origination and other administrative fees were amortized on a 3-year straight-line schedule based upon an accelerated repayment of the term loan obligations with the remaining balance fully amortized in fourth quarter 2008 in connection with the repayment of the remaining term loans. Amortization expense related to the loan origination and other administrative fees was $3.7 million and $1.8 million in 2008 and 2007, respectively and is included under the caption “Interest expense and amortization of loan fees.”

Revolving Credit Facilities.  The revolving credit facilities were scheduled to mature on July 5, 2012 with interest payable quarterly at LIBOR + 2.25%. The facilities were terminated in December 2009 prior to issuance of the Senior Notes.

10.	Deferred Revenue

At December 31, 2009 and 2008, deferred revenue consists of deferrals for software license fees, maintenance, consulting and training and other services as follows:

	2009	2008

Software	$1,185	$977
Maintenance	61,046	57,955
Consulting	2,165	1,869
Training and other	1,269	1,204

	$65,665	$62,005

11.	Lease Commitments

We currently lease office space in the Americas for 12 regional sales and support offices across the United States and Latin America, and for 15 other international sales and support offices located in major cities throughout Europe, Asia, Australia, Japan and the CoE facility in Hyderabad, India. The leases are primarily non-cancelable operating leases with initial terms ranging from one to 20 years that expire at various dates through the year 2018.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

None of the leases contain contingent rental payments; however, certain of the leases contain scheduled rent increases and renewal options. We expect that in the normal course of business most of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. We believe our existing facilities are adequate for our current needs and for the foreseeable future. As of December 31, 2009, we have sublet approximately 191,000 square feet of excess office space through 2012, and have identified an additional 24,000 square feet that we are trying to sublet. In addition, we lease various computers, telephone systems, automobiles, and office equipment under non-cancelable operating leases with initial terms generally ranging from 12 to 48 months. Certain of the equipment leases contain renewal options and we expect that in the normal course of business some or all of these leases will be renewed or replaced by other leases.

Net rental expense under operating leases in 2009, 2008 and 2007 was $10.7 million, $11.0 million and $13.1 million, respectively. The following summarizes future minimum lease obligations under non-cancelable operating leases at December 31, 2009.

2010	$13,673
2011	12,662
2012	7,523
2013	2,004
2014	1,872
Thereafter	6,587

Total future minimum lease payments	$44,321

We have entered into sublease agreements on excess space in certain of our leased facilities that will provide sublease rentals of approximately $4.6 million, $4.8 million, $2.3 million, $485,000 and $496,000 in 2010 through 2014, respectively. We currently have no sublease agreements in place that provide for sublease rentals beyond 2014.

12.	Legal Proceedings

We are involved in other legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not currently believe the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

On April 29, 2009, i2 filed a lawsuit for patent infringement against Oracle Corporation (NASDAQ: ORCL). The lawsuit, filed in the United States District Court for the Eastern District of Texas, alleges infringement of 11 patents related to supply chain management, available to promise software and other enterprise software applications. As a result of our acquisition of i2 on January 28, 2010, i2 is now a wholly-owned subsidiary of the Company. i2 incurred expenses related to this matter of approximately $1.0 million for the twelve months ended December 31, 2009.

13.	Redeemable Preferred Stock

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

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We entered into stock purchase agreement (the “Purchase Agreement”) with Thoma Bravo on September 8, 2009 to acquire the remaining shares of Series B preferred stock for $28.1 million in cash ($20 per share for each of the 1,403,603 shares of JDA common stock into which the Series B Preferred Stock was convertible). The agreed purchase price included $19.5 million, which represents the conversion of 1,403,603 shares of common stock at the conversion price of $13.875, and $8.6 million, which represents consideration paid in excess of the conversion price of $13.875 ($6.125 per share). The consideration paid in excess of the conversion price was charged to retained earnings in the same manner as a dividend on preferred stock and reduced the income applicable to common shareholders in the calculation of earnings per share for 2009 (see Note 18). As part of the Purchase Agreement, we also repurchased 100,000 shares of our common stock held by Thoma Bravo for $2.0 million, or $20 per share (see Note 15).

Holders of the Series B preferred stock were entitled as a class to elect a director to our Board. Mr. Orlando Bravo, a Managing Partner with Thoma Bravo, was appointed to our Board in 2006. Mr. Bravo resigned from the Board upon closing of the Purchase Agreement.

14.	Share-Based Compensation

Our 2005 Performance Incentive Plan, as amended (“2005 Incentive Plan”), provides for the issuance of up to 3,847,000 shares of common stock to employees, consultants and directors under stock purchase rights, stock bonuses, restricted stock, restricted stock units, performance awards, performance units and deferred compensation awards. The 2005 Incentive Plan contains certain restrictions that limit the number of shares that may be issued and the amount of cash awarded under each type of award, including a limitation that awards granted in any given year can represent no more than two percent (2%) of the total number of shares of common stock outstanding as of the last day of the preceding fiscal year. Awards granted under the 2005 Incentive Plan are in such form as the Compensation Committee shall from time to time establish and the awards may or may not be subject to vesting conditions based on the satisfaction of service requirements or other conditions, restrictions or performance criteria including the Company’s achievement of annual operating goals. Restricted stock and restricted stock units may also be granted under the 2005 Incentive Plan as a component of an incentive package offered to new employees or to existing employees based on performance or in connection with a promotion, and will generally vest over a three-year period, commencing at the date of grant. We measure the fair value of awards under the 2005 Incentive Plan based on the market price of the underlying common stock as of the date of grant. The fair value of each award is amortized over the applicable vesting period of the awards using graded vesting and reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”

Annual stock-based incentive programs (“Performance Programs”) have been approved for executive officers and certain other members of our management team for years 2007 through 2010 that provide for contingently issuable performance share awards or restricted stock units upon achievement of defined performance threshold goals. A summary of the annual Performance Programs is as follows:

2010 Performance Program.  In February 2010, the Board approved a stock-based incentive program for 2010 (“2010 Performance Program”). The 2010 Performance Program provides for the issuance of contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we are able to achieve a defined adjusted EBITDA performance threshold goal in 2010. A partial pro-rata issuance of performance share awards will be made if we achieve a minimum adjusted EBITDA performance threshold. The 2010 Performance Program initially provides for approximately 555,000 of targeted contingently issuable performance share awards with a fair value of approximately $15.1 million. The performance share awards, if any, will be issued after the approval of our 2010 financial results in January 2011 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period. Our performance against the defined performance threshold goal will be evaluated on a quarterly basis throughout 2010 and share-based compensation will be recognized over the requisite service period that runs from February 3, 2010 (the date of board

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approval) through January 2013. If we achieve the defined performance threshold goal we would expect to recognize approximately $10.1 million of the award as share-based compensation in 2010.

2009 Performance Program.  The 2009 Performance Program provided for the issuance of contingently issuable performance share awards if we were able to achieve $91.5 million of adjusted EBITDA. The Company’s actual 2009 adjusted EBITDA performance qualified participants to receive 100% of their target awards. In total, 506,450 contingently issuable performance share awards were issued in January 2010 with a grant date fair value of $6.8 million that is being recognized as share-based compensation over requisite service periods that run from the date of Board approval of the 2009 Performance Program through January 2012. The performance share awards vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. A deferred compensation charge of $6.8 million was recorded in the equity section of our balance sheet during 2009, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. We recognized $4.5 million in share-based compensation expense related to these performance share awards in 2009, which is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”

2008 Performance Program.  The 2008 Performance Program provided for the issuance of contingently issuable performance share awards if we were able to achieve $95 million of adjusted EBITDA. The Company’s actual 2008 adjusted EBITDA performance, which exceeded the defined performance threshold goal of $95 million, qualified participants to receive approximately 106% of their target awards. In total, 222,838 performance share awards were issued in January 2009 with a grant date fair value of $3.9 million that is being recognized as stock-based compensation over requisite service periods that run from the date of Board approval of the 2008 Performance Program through January 2011. Through December 31, 2009, approximately 4,300 of performance share awards granted under the 2008 Performance Program have been subsequently forfeited. A deferred compensation charge of $3.9 million was recorded in the equity section of our balance sheet during 2008, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. We recognized $522,000 and $2.6 million in share-based compensation expense related to these performance share awards in 2009 and 2008, respectively.

2007 Performance Program.  The 2007 Performance Program provided for the issuance of contingently issuable restricted stock units if we were able to successfully integrate the Manugistics acquisition and achieve $85 million of adjusted EBITDA. The Company’s actual 2007 adjusted EBITDA performance qualified participants for a pro-rata issuance equal to 99.25% of their target awards. In total, 502,935 restricted stock units were issued in January 2008 with a grant date fair value of $8.1 million. Through December 31, 2009, approximately 35,000 of the restricted stock units granted under the 2007 Integration Program have been subsequently forfeited. We recognized $883,000, $1.1 million and $5.4 million in share-based compensation expense related to these performance share awards in 2009, 2008 and 2007, respectively.

During 2009, 2008 and 2007, we recorded share-based compensation expense of $648,000, $644,000 and $820,000, respectively related to other 2005 Incentive Plan awards.

We recorded total share-based compensation expense of $6.6 million, $4.3 million and $6.2 million related to 2005 Incentive Plan awards in 2009, 2008 and 2007, respectively and as of December 31, 2009 we have included $3.7 million of deferred compensation in stockholders’ equity related to 2005 Incentive Plan awards. This compensation is expected to be recognized over a weighted average period of 1.8 years. The total fair value of restricted shares and restricted share units vested during 2009, 2008, and 2007 was $5.0 million, $6.4 million and $783,000, respectively.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activity under the 2005 Incentive Plan:

	Restricted Stock Units &
	Performance Share Awards		Restricted Stock Awards
		Weighted Average		Weighted Average
	Units	Fair Value	Shares	Fair Value

Non-vested Balance, January 1, 2007	29,069	$12.26	39,140	$15.43
Granted	9,000	20.59	30,981	20.30
Vested	(24,186)	13.79	(26,154)	17.18
Forfeited	(363)	11.19	(3,417)	15.96

Non-vested Balance, December 31, 2007	13,520	$15.08	40,550	$17.98
Granted	510,935	15.92	10,000	19.86
Vested	(372,561)	15.92	(25,751)	18.56
Forfeited	(27,749)	16.97	(4)	14.90

Non-Vested Balance, December 31, 2008	124,145	$15.60	24,795	$18.14
Granted	226,786	17.23	80,000	15.13
Vested	(285,070)	16.59	(20,828)	16.75
Forfeited	(12,332)	16.51	(9,592)	20.59

Non-Vested Balance, December 31, 2009	53,529	$17.01	74,375	$15.15

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

(i) 100,000 shares of restricted stock with a grant date fair value of $1.8 million were granted to Mr. Hathaway (50,000 shares) and Mr. Zintak (50,000 shares). The restricted stock awards vest over a three-year period, with one-third vesting on the first anniversary of their employment with the remainder vesting ratably over the subsequent 24-month period. A deferred compensation charge of $1.8 million has been recorded in the equity section of our balance sheet for the total grant date fair value of the restricted stock. Stock-based compensation is being recorded on a graded vesting basis over requisite service periods that run from their effective dates of employment through June 2012. We recognized $497,000 in share-based compensation related to these awards in 2009 which is reflected in the consolidated statements of income under the caption “General and administrative.”

(ii) 55,000 contingently issuable performance share awards were granted to Mr. Hathaway (25,000 shares) and Mr. Zintak (30,000 shares) if the Company was able to achieve the $91.5 million adjusted EBITDA performance threshold goal defined under the 2009 Performance Program. The Company’s actual 2009 adjusted EBITDA performance qualified Mr. Hathaway and Mr. Zintak to receive 100% of their target awards. A total of 55,000 performance share awards were issued in January 2010 with a grant date fair value of $996,000 that is being recognized as share-based compensation over requisite service periods that run from their effective dates of employment through January 2012. The performance share awards vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. A deferred compensation charge of $996,000 has been recorded in the equity section of our balance sheet, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. We recognized $664,000 in share-based compensation related to these awards in 2009 which is reflected in the consolidated statements of income under the caption “General and administrative.”

(iii) 100,000 contingently issuable restricted stock units were granted to Mr. Hathaway (50,000 shares) and Mr. Zintak (50,000 shares) that will vest in defined tranches if and when we achieve certain pre-defined performance milestones. As of December 31, 2009, none of these awards had been issued, no deferred

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation charge has been recorded in the equity section of our balance sheet, nor has any share-based compensation expense been recognized related to these grants as management is unable to determine if it is probable the pre-defined performance milestones will be attained.

We recorded total share-based compensation expense of $1.2 million related to the Equity Inducement Awards and as of December 31, 2009 we have included $1.6 million of deferred compensation in stockholders’ equity. This compensation is expected to be recognized over a weighted average period of 2.4 years. None of the Equity Inducement Awards vested during 2009.

The following table summarizes Equity Inducement Awards activity:

Restricted Stock Units &
	Performance Share Awards		Restricted Stock Awards
		Weighted Average		Weighted Average
	Units	Fair Value	Shares	Fair Value

Non-vested Balance, January 1, 2009	—	—	—	—
Granted	—	—	100,000	$17.98
Vested	—	—	—	—
Forfeited	—	—	—	—

Non-Vested Balance, December 31, 2009	—	—	100,000	$17.98

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

The following summarizes the combined stock option activity during the three-year period ended December 31, 2009:

		Options Outstanding
	Options available		Exercise price
	for grant	Shares	per share

Balance, January 1, 2007	—	4,157,084	$6.44 to $27.50
Plan shares expired	(168,680)	—	—
Cancelled	168,680	(168,680)	$8.56 to $26.23
Exercised	—	(757,513)	$6.43 to $21.33

Balance, December 31, 2007	—	3,230,891	$6.44 to $27.50
Plan shares expired	(159,233)	—	—
Cancelled	159,233	(159,233)	$8.56 to $26.96
Exercised	—	(697,072)	$6.44 to $16.80

Balance, December 31, 2008	—	2,374,586	$6.44 to $27.50
Plan shares expired	(25,555)	—	—
Cancelled	25,555	(25,555)	$6.44 to $16.80
Exercised	—	(1,053,251)	$6.44 to $21.01

Balance, December 31, 2009	—	1,295,780	$10.33 to $27.50

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average exercise price of outstanding options at December 31, 2008, options cancelled during 2009, options exercised during 2009 and outstanding options at December 31, 2009 were $14.29, $13.77, $11.94 and $16.20, respectively.

The following summarizes certain weighted average information on options outstanding at December 31, 2009:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (years)	Price	Exercisable	Price

$10.33 to $14.88	576,555	1.80	$12.14	576,555	$12.14
$15.15 to $21.17	691,225	2.10	$19.15	691,225	$19.15
$25.33 to $27.50	28,000	2.40	$26.98	28,000	$26.98

	1,295,780	1.97	$16.20	1,295,780	$16.20

The total intrinsic value of options exercised during 2009, 2008 and 2007 was $7.1 million, $4.3 million and $5.4 million, respectively and as of December 31, 2009, the aggregate intrinsic value of outstanding and exercisable options was $12.1 million.

Employee Stock Purchase Plan.  Our employee stock purchase plan (“2008 Purchase Plan”) has an initial reserve of 1,500,000 shares and provides eligible employees with the ability to defer up to 10% of their earnings for the purchase of our common stock on a semi-annual basis at 85% of the fair market value on the last day of each six-month offering period that begin on February 1st and August 1st of each year. The 2008 Purchase Plan is considered compensatory and, as a result, stock-based compensation is recognized on the last day of each six-month offering period in an amount equal to the difference between the fair value of the stock on the date of purchase and the discounted purchase price. A total of 155,888 shares of common stock were purchased under the 2008 Purchase Plan in 2009 at prices ranging from $9.52 to $17.52. We have recognized $342,000 of share-based compensation expense in connection with these purchases, which is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.” A total of 44,393 shares of common stock were subsequently purchased on January 31, 2010 at a price of $22.28 and we recorded $175,000 of related share-based compensation expense.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following provides tabular disclosure as of December 31, 2009 of the number of securities to be issued upon the exercise of outstanding options or vesting of restricted stock units, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans, aggregated into two categories — plans that have been approved by stockholders and plans that have not:

	Number of Securities
	to be Issued		Number of
	Upon Exercise of		Securities
	Outstanding Options		Remaining Available
	or Vesting of	Weighted-Average	for Future Issuance
	Restricted Stock	Exercise Price of	Under Equity
Equity Compensation Plans	Units	Outstanding Options	Compensation Plans

Approved by stockholders:
1996 Option Plan	1,101,530	$16.72	—
1996 Directors Plan	90,750	$16.18	—
2005 Performance Incentive Plan	127,904	$—	2,957,778
Employee Stock Purchase Plan	1,344,112	$—	1,344,112

	2,664,296	$16.68	4,301,890
Not approved by stockholders:
1998 Option Plan	103,500	$10.64	—
Non-Plan Equity Inducement Awards	255,000	$—	—

	3,022,796	$16.20	4,301,890

15.	Treasury Stock Purchases

On March 5, 2009, the Board adopted a program to repurchase up to $30 million of our common stock in the open market or in private transactions at prevailing market prices during the 12-month period ended March 10, 2010. During 2009, we repurchased 265,715 shares of our common stock under this program for $2.9 million at prices ranging from $10.34 to $11.00 per share. There were no shares of common stock repurchased under this program in 2010.

During 2009 and 2008, we also repurchased 108,765 and 118,048 common shares, respectively, tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted shares under the 2005 Performance Incentive Plan. These shares were repurchased in 2009 for $1.6 million at prices ranging from $9.75 to $26.05 and in 2008 for $2.1 million at prices ranging from $11.50 to $20.40 per share.

As part of the Purchase Agreement with Thoma Bravo (see Note 13), we repurchased 100,000 shares of our common stock held by Thoma Bravo for $2.0 million, or $20 per share.

16.	Employee Benefit Plans

We maintain a defined 401(k) contribution plan (“401(k) Plan”) for the benefit of our employees. Participant contributions vest immediately and are subject to the limits established from time-to-time by the Internal Revenue Service. We provide discretionary matching contributions to the 401(k) Plan on an annual basis. Our matching contributions were 25% in 2009, 2008 and 2007 and vest 100% after 2 years of service. Our matching contributions to the 401(k) Plan were $2.1 million, $2.1 million and $1.9 million in 2009, 2008 and 2007, respectively.

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

The income tax provision includes income taxes currently payable and those deferred due to temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The components of the income tax provision for the three years ended December 31, 2009 are as follows:

	2009	2008	2007

Current taxes:
Federal and state	$(2,252)	$(4,099)	$(356)
Foreign	(4,746)	268	(3,548)

Total current taxes	(6,998)	(3,831)	(3,904)
Deferred taxes	(5,851)	(503)	(9,991)

Income tax provision	$(12,849)	$(4,334)	$(13,895)

The effective tax rate used to record the income tax provision in 2009, 2008 and 2007 takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits.

The income tax provision recorded in the three years ended December 31, 2009 differed from the amounts computed by applying the federal statutory income tax rate of 35% to income before income taxes as a result of the following:

	2009	2008	2007

Income before income taxes	$39,188	$7,458	$40,417

Income tax provision at federal statutory rate	$(13,716)	$(2,610)	$(14,146)
Research and development credit	773	930	432
Meals, entertainment and other non-deductible expenses	(425)	(332)	(322)
State income taxes	(1,294)	(59)	(983)
Section 199 deduction	554	—	—
Foreign tax rate differential	451	804	796
Other, net	(255)	(120)	161
Changes in estimate and foreign statutory rates	677	(2,582)	556
Interest and penalties on uncertain tax positions	386	(365)	(389)

Income tax provision	$(12,849)	$(4,334)	$(13,895)

Effective tax rate	32.8%	58.1%	34.4%

Income before income taxes for 2009, 2008 and 2007 includes $7.6 million, $6.3 million, and $8.2 million of foreign pretax income, respectively. The increase in the changes in estimate and foreign statutory rates from 2007 to 2008 is due primarily to additional liabilities related to uncertain tax positions, settlement of IRS examinations and the true-up of previously estimated deferred tax assets.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax effects of temporary differences that give rise to our deferred income tax assets and liabilities are as follows:

	2009		2008
	Current	Non-Current	Current	Non-Current

Deferred tax asset:
Accruals and reserves	$7,266	$3,895	$3,381	$4,116
Deferred revenue	271	—	712	—
Excess Space Reserve	76	2,803	110	3,643
Net Operating Loss	9,479	50,301	9,420	58,964
Foreign deferred and NOL	1,322	—	1,491	—
Tax credit carryforwards	—	11,484	7,141	10,101
R&D Expenses Capitalized	1,679	3,417	1,672	5,074
AMT Credit carryforward	—	341	—	341
Property and equipment	—	3,946	—	2,831
Foreign deferred	—	3,054	—	—
Other	—	—	—	—

Deferred tax asset	20,093	79,241	23,927	85,070
Deferred tax liability:
Goodwill and other intangibles	—	(30,746)	—	(35,307)
Foreign deferred	—	—	—	(885)

Deferred tax liability	—	(30,746)	—	(36,192)
Valuation Allowance	(951)	(4,145)	(1,008)	(4,063)

Total	$19,142	$44,350	$22,919	$44,815

The valuation allowances at December 31, 2009 and 2008 are for state research and development tax credit carryforwards that we may not be able to fully utilize before they expire.

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

A reconciliation of the liability for unrecognized income tax benefits is as follows:

	December 31,
	2009	2008	2007

Unrecognized tax benefits, beginning of year	$11,721	$9,436	$3,487
Increase (decrease) related to prior year tax positions	471	5,006	5,949
Increase related to current year tax positions	317	539	—
Expirations	(722)	—	—
Settlements	(393)	(3,260)	—

Unrecognized tax benefits, end of year	$11,394	$11,721	$9,436

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009 approximately $10.8 million of unrecognized tax benefits would impact our effective tax rate if recognized, substantially all of which relates to uncertain tax positions associated with the acquisition of Manugistics. Deferred tax assets have been reduced by $4.4 million related to liabilities for uncertain tax positions. Future recognition of uncertain tax positions resulting from the acquisition of Manugistics will be treated as a component of income tax expense rather than as a reduction of goodwill. It is reasonably possible that approximately $8.8 million of unrecognized tax benefits will be recognized within the next 12 months, primarily related to lapses in the statute of limitations.

We treat the accrual of interest and penalties related to uncertain tax positions as a component of income tax expense, including accruals (benefits) made during 2009, 2008 and 2007 of $(515,000), $600,000 and $630,000, respectively. As of December 31, 2009, 2008 and 2007, there are approximately $2.3 million, $2.6 million and $1.9 million, respectively of interest and penalty accruals related to uncertain tax positions which are reflected in the Consolidated Balance Sheet under the caption “Liability for uncertain tax positions.” To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision.

We conduct business globally and, as a result, JDA Software Group, Inc. or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subjected to examination by taxing authorities throughout the world, including significant jurisdictions in the United States, the United Kingdom, Australia and France. The change in the liability for unrecognized tax benefits related to prior year tax positions during 2009 and 2008 relate to uncertainty regarding our ability to utilize certain foreign net operating loss carryforwards acquired in the acquisition of Manugistics and uncertainties regarding the validity of the income tax holiday in India. Our business operations in India have been granted a tax holiday from income taxes through the tax year ending March 31, 2011. This tax holiday did not have a significant impact on our 2009 or 2008 operating results; however, our overall effective tax rate will be negatively impacted as the tax holiday period expires. The decrease in liability for unrecognized tax benefits in 2009 results primarily from the expiration of a statute of limitations and the settlement of a Taiwan income tax examination. The decrease in liability for unrecognized tax benefits in 2008 results primarily from the settlement of an Internal Revenue Service audit of our 2006 tax year and the settlement of a tax audit in Germany in the amount of approximately $800,000. We are currently under audit by the Internal Revenue Service for the 2009 tax year. The examination phase of these audits has not yet been completed; however, we do not anticipate any material adjustments. The following table sets forth significant jurisdictions that have open tax years that are subject to examination:

Country	Open Tax Years Subject to Examination

United States	2008, 2009
United Kingdom	2005, 2006, 2007, 2008, 2009
Australia	2002, 2003, 2004, 2005, 2006, 2007, 2008, 2009
France	2005, 2006, 2007, 2008, 2009

JDA Software Group, Inc. accepted an invitation to participate in the Compliance Assurance Program (“CAP”) beginning in 2007. The CAP program was developed by the Internal Revenue Service to allow for transparency and to remove uncertainties in tax compliance. The CAP program is offered by invitation only to those companies with both a history of immaterial audit adjustments and a high level of tax complexity and will involve a review of each quarterly tax provision. The Internal Revenue Service has completed their review of our 2007 and 2008 tax returns and no material adjustments have been made as a result of these examinations.

At December 31, 2009, we have approximately $5.5 million and $7.8 million of federal and state research and development tax credit carryforwards, respectively, that expire at various dates through 2024. We also have approximately $8.4 million of foreign tax credit carryforwards that expire between 2016 and 2018. We have approximately $163.0 million of federal net operating loss carryforwards, which are subject to annual limitations

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prescribed in section 382 of the Internal Revenue Code, that expire beginning in 2019. We also have $58.6 million and $22.5 million of state and foreign net operating loss carryforwards that expire beginning in 2014.

As a result of certain realization requirements of ASC Topic 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2009 and 2009 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $6.3 million and if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering for purposes of determining when excess tax benefits have been realized.

18.	Earnings per Share

From July 2006 through September 2008, the Company had two classes of outstanding capital stock, common stock and Series B preferred stock. The Series B preferred stock, which was issued in connection with the acquisition of Manugistics (see Note 13), was a participating security such that in the event a dividend was declared or paid on the common stock, the Company would be required to simultaneously declare and pay a dividend on the Series B preferred stock as if the Series B preferred stock had been converted into common stock. Companies that have participating securities are required to apply the two-class method to compute basic earnings per share. Under the two-class computation method, basic earnings per share is calculated for each class of stock and participating security considering both dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period.

During third quarter 2009, all shares of the Series B preferred stock were either converted into shares of common stock or repurchased for cash, including $8.6 million paid in excess of the conversion price (see Note 13). The excess consideration was charged to retained earnings in the same manner as a dividend on preferred stock and reduced the income applicable to common shareholders in the calculation of earnings per share for 2009. The calculation of diluted earnings per share applicable to common shareholders for 2009 includes the assumed conversion of the Series B preferred stock into common stock as of the beginning of the period, weighted for the actual days and number of shares outstanding during the period. The calculation of diluted earnings per share applicable to common shareholders for 2008 and 2007 includes the assumed conversion of the Series B preferred stock into common stock as of the beginning of the period.

The dilutive effect of outstanding stock options and unvested restricted stock units and performance share awards is included in the diluted earnings per share calculations for 2009, 2008 and 2007 using the treasury stock method. Diluted earnings per share applicable to common shareholders for 2009, 2008 and 2007 exclude approximately 795,000, 775,000 and 762,000, respectively of vested options for the purchase of common stock that have grant prices in excess of the average market price, or which are otherwise anti-dilutive. In addition, diluted earnings per share calculations for 2009, 2008 and 2007 exclude approximately 561,000, 223,000 and 503,000 contingently issuable restricted stock units or performance share awards, respectively for which all necessary conditions had not been met (see Note 14).

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per share for the three years ended December 31, 2009 is calculated as follows:

	Year Ended December 31,
	2009	2008	2007

Net income	$26,339	$3,124	$26,522
Consideration paid in excess of carrying value on the repurchase of redeemable preferred stock	. (8,593)	—	—

Income applicable to common shareholders	17,746	3,124	26,522
Undistributed earnings:
Common Stock	16,613	2,796	23,664
Series B Preferred Stock	1,133	328	2,858

Total undistributed earnings	$17,746	$3,124	$26,522

Weighted Average Shares:
Common Stock	32,706	30,735	29,789
Series B Preferred Stock	2,230	3,604	3,604

Shares — Basic earnings per share	34,936	34,339	33,393
Dilutive common stock equivalents	322	846	1,347

Shares — Diluted earnings per share	35,258	35,185	34,740

Basic earnings per share applicable to common shareholders:
Common Stock	$.51	$.09	$.79

Series B Preferred Stock	$.51	$.09	$.79

Diluted earnings per share applicable to common shareholders	$.50	$.09	$.76

19.	Segment Information

We are a leading provider of sophisticated enterprise software solutions designed specifically to address the supply chain requirements of global consumer products companies, manufacturers, wholesale/distributors and retailers, as well as government and aerospace defense contractors and travel, transportation, hospitality and media organizations, and have licensed our software to nearly 6,000 customers worldwide. Our solutions enable customers to plan, manage and optimize the coordination of supply, demand and flows of inventory throughout the supply chain to the consumer. We conduct business in three geographic regions that have separate management teams and reporting structures: the Americas (United States, Canada, and Latin America), Europe (Europe, Middle East and Africa), and Asia/Pacific. Similar products and services are offered in each geographic region. Identifiable assets are also managed by geographical region. The accounting policies of each region are the same as those described in Note 1 of the Notes to Consolidated Financial Statements.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The geographic distribution of our revenues and identifiable assets as of, or for the three-year period ended December 31, 2009 is as follows:

	2009	2008	2007

Revenues:
Americas	$264,681	$269,269	$247,907
Europe	82,011	87,656	89,486
Asia/Pacific	39,108	33,407	36,182

Total revenues	$385,800	$390,332	$373,575

Identifiable assets:
Americas	$695,539	$402,350	$470,205
Europe	85,817	86,780	108,390
Asia/Pacific	40,310	35,646	43,630

Total identifiable assets	$821,666	$524,776	$622,225

Revenues for the Americas include $231.3 million, $236.7 million and $224.5 million from the United States in 2009, 2008 and 2007, respectively. Identifiable assets for the Americas include $666.0 million, $379.7 million and $446.3 million in the United States as of December 31, 2009, 2008 and 2007, respectively. The increase in identifiable assets at December 31, 2009 compared to December 31, 2008 resulted primarily from the issuance of the Senior Notes, the net proceeds of which were used to fund a portion of the cash merger consideration for the acquisition of i2 Technologies on January 28, 2010 (see Notes 2 and 9). The decrease in identifiable assets at December 31, 2008 compared to December 31, 2007 resulted primarily from the utilization of cash to repay $99.6 million of term loans used to finance the acquisition of Manugistics and the costs associated with the abandoned acquisition of i2 Technologies in fourth quarter 2008 (see Notes 2 and 9).

No customer accounted for more than 10% of our revenues during any of the three years ended December 31, 2009.

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

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the revenues, operating income and depreciation attributable to each of these reportable business segments for the three years ended December 31, 2009 is as follows:

	2009	2008	2007

Revenues:
Retail	$209,717	$210,624	$195,940
Manufacturing and Distribution	144,685	159,323	161,117
Services Industries	31,398	20,385	16,518

	$385,800	$390,332	$373,575

Operating income:
Retail	$55,668	$59,256	$48,596
Manufacturing and Distribution	58,506	61,759	62,154
Services Industries	8,636	2,001	364
Other (see below)	(82,930)	(102,708)	(62,337)

	$39,880	$20,308	$48,777

Depreciation:
Retail	$4,559	$4,479	$4,280
Manufacturing and Distribution	2,777	3,131	3,517
Services Industries	1,049	699	360

	$8,385	$8,309	$8,157

Other:
General and administrative	$47,664	$44,963	$44,405
Amortization of intangible assets	23,633	24,303	15,852
Restructuring charge and adjustments to acquisition-related reserves	6,865	8,382	6,208
Acquisition-related costs	4,768	—	—
Costs of abandoned acquisition	—	25,060	—
Gain on sale of office facility	—	—	(4,128)

	$82,930	$102,708	$62,337

Operating income in the Retail, Manufacturing and Distribution and Services Industry reportable business segments includes direct expenses for software licenses, maintenance services, service revenues, and product development expenses, as well as allocations for sales and marketing expenses, occupancy costs, depreciation expense and amortization of acquired software technology. The “Other” caption includes general and administrative expenses and other charges that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segment.

JDA SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Data (Unaudited)

The following table presents selected unaudited quarterly operating results for the two-year period ended December 31, 2009. We believe that all necessary adjustments have been included in the amounts shown below to present fairly the related quarterly results.

Consolidated Statement of Income Data:

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$83,333	$99,485	$95,859	$107,123	$385,800
Gross profit	49,815	63,705	58,464	68,145	240,129
Amortization of intangibles (see Note 1)	6,076	6,051	5,753	5,753	23,633
Restructuring charges (see Note 8)	1,430	2,732	2,543	160	6,865
Acquisition-related costs (see Note 2)	—	—	—	4,768	4,768
Operating income	4,458	14,418	9,480	11,524	39,880
Finance costs on abandoned acquisition (see Note 2)	—	—	—	767	767
Net income	2,644	8,935	6,263	8,497	26,339
Consideration paid in excess of carrying value on the repurchase of redeemable preferred stock	—	—	(8,593)	—	(8,593)
Income (loss) applicable to common shareholders	2,644	8,935	(2,330)	8,497	17,746
Basic earnings (loss) per share applicable to common shareholders	$.08	$.26	$(.07)	$.25	$.51
Diluted earnings (loss) per share applicable to common shareholders	$.08	$.25	$(.07)	$.24	$.50

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$93,875	$91,796	$98,446	$106,215	$390,332
Gross profit	58,062	54,681	62,086	68,521	243,350
Amortization of intangibles (see Note 1)	6,076	6,076	6,075	6,076	24,303
Restructuring charges (see Note 8)	756	2,799	399	4,428	8,382
Costs of abandoned acquisition (see Note 2)	—	—	—	25,060	25,060
Operating income (loss)	9,857	6,466	15,985	(12,000)	20,308
Finance costs on abandoned (see Note 2)	—	—	637	4,655	5,292
Net income (loss)	5,356	3,073	8,242	(13,547)	3,124
Income (loss) applicable to common shareholders	5,356	3,073	8,242	(13,547)	3,124
Basic earnings (loss) per share applicable to common shareholders	$.16	$.09	$.24	$(.44)	$.09
Diluted earnings (loss) per share applicable to common shareholders	$.15	$.09	$.23	$(.44)	$.09

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JDA SOFTWARE GROUP, INC.

By:	/s/ Hamish N. J. Brewer
Hamish N. J. Brewer
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2010:

Signature	Title

/s/ James D. Armstrong James D. Armstrong	Chairman of the Board

/s/ Hamish N. J. Brewer Hamish N. J. Brewer	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Peter S. Hathaway Peter S. Hathaway	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ J. Michael Gullard J. Michael Gullard	Director

/s/ Douglas G. Marlin Douglas G. Marlin	Director

/s/ Jock Patton Jock Patton	Director

EXHIBIT INDEX

Exhibit #			Description of Document

2.1		—	Agreement and Plan of Merger by and between JDA Software Group, Inc., Iceberg Acquisition Corp and i2 Technologies, Inc. dated August 10, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 10, 2008, as filed on August 11, 2008).
2.2		—	Agreement and Plan of Merger by and between JDA Software Group, Inc., Alpha Acquisition Corp and i2 Technologies, Inc. dated November 4, 2009. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 4, 2009, as filed on November 5, 2009).
3.1		—	Third Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated July 23, 2002. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 12, 2002).
3.2		—	First Amended and Restated Bylaws of JDA Software Group, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998).
3.3		—	Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc filed with the Secretary of State of the State of Delaware on July 5, 2006. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 5, 2006, as filed on July 6, 2006).
3.4		—	Certificate of Correction filed to correct a certain error in the Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc. filed with the Secretary of State of the State of Delaware on July 5, 2006. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed on November 9, 2006).
4.1		—	Specimen Common Stock Certificate of JDA Software Group, Inc. (Incorporated by reference the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996).
4.2		—	8.0% Senior Notes Due 2014 Indenture dated as of December 10, 2009 among JDA Software Group, Inc., the Guarantors, and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 10, 2009, as filed on December 11, 2009).
10	.1(1)	—	Form of Indemnification Agreement. (Filed herewith).
10	.2(1)	—	1996 Stock Option Plan, as amended on March 28, 2003. (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004).
10	.3(1)	—	1996 Outside Directors Stock Option Plan and forms of agreement thereunder. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996).
10	.4(1)	—	Executive Employment Agreement between James D. Armstrong and JDA Software Group, Inc. dated July 23, 2002, together with Amendment No. 1 effective August 1, 2003. (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 21, 2003, as filed on March 12, 2004).
10	.5(1)	—	Amended and Restated Executive Employment Agreement between Hamish N. Brewer and JDA Software Group, Inc. dated September 8, 2009. (Filed herewith).
10	.6(1)	—	Executive Employment Agreement between Kristen L. Magnuson and JDA Software Group, Inc. dated July 23, 2002. (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 12, 2002).
10	.7(1)	—	1998 Nonstatutory Stock Option Plan, as amended on March 28, 2003. (Incorporated by Reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004).

Exhibit #			Description of Document

10.8		—	2008 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, as filed on August 11, 2008).
10.9		—	Credit Agreement dated as of July 5, 2006, among JDA Software Group, Inc., Manugistics Group, Inc., Citicorp North America, Inc., Citibank, N.A., Citigroup Global Markets Inc., UBS Securities LLC and Wells Fargo Foothill, LLC and the Lenders named therein. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 5, 2006, as filed on July 6, 2006).
10	.9.1	—	Amendment No. 1 to Credit Agreement dated July 26, 2007, among JDA Software Group, Inc., Manugistics Group, Inc., Citicorp North America, Inc., Citibank, N.A., Citigroup Global Markets Inc., UBS Securities LLC and Wells Fargo Foothill, LLC and the Lenders named therein. (Incorporated by reference to Exhibit 10.9.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, as filed on August 9, 2007).
10	.10(2)	—	Value-Added Reseller License Agreement for Uniface Software between Compuware Corporation and JDA Software Group, Inc. dated April 1, 2000, together with Product Schedule No. One dated June 23, 2000, Product Schedule No. Two dated September 28, 2001, and Amendment to Product Schedule No. Two dated December 23, 2003. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004).
10	.11(1)	—	JDA Software, Inc. 401(k) Profit Sharing Plan, adopted as amended effective January 1, 2004. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004).
10	.12(1)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and Kristen L. Magnuson, amending certain stock options granted to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan on September 11, 1997 and January 27, 1998. (Incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed on August 14, 1998).
10	.13(1)	—	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms and Rights Agreement). (Incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K dated October 2, 1998, as filed on October 28, 1998).
10	.14(1)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and Kristen L. Magnuson to be used in connection with stock option grants to Ms. Magnuson pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan. (Incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed on November 16, 1998).
10	.15 (1)(3)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan. (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000).
10	.16 (1)(3)	—	Form of Nonstatutory Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan. (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000).
10	.17 (1)(4)	—	Form of Amendment of Stock Option Agreement between JDA Software Group, Inc and certain Senior Executive Officers, amending certain stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan. (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000).

Exhibit #			Description of Document

10	.18 (1)(5)	—	Form of Incentive Stock Option Agreement between JDA Software Group, Inc. and certain Senior Executive Officers to be used in connection with stock options granted pursuant to the JDA Software Group, Inc. 1996 Stock Option Plan. (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 16, 2000).
10	.19(1)	—	Executive Employment Agreement between Christopher Koziol and JDA Software Group, Inc. dated June 13, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 16, 2005, as filed on June 20, 2005).
10	.20(1)	—	Restricted Stock Units Agreement between Christopher Koziol and JDA Software Group, Inc. dated November 3, 2005. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Repot on Form 8-K dated October 28, 2005, as filed on November 3, 2005).
10	.21(1)	—	Form of Restricted Stock Unit Agreement to be used in connection with restricted stock units granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Repot on Form 8-K dated October 28, 2005, as filed on November 3, 2005).
10	.22(1)	—	Standard Form of Restricted Stock Agreement to be used in connection with restricted stock granted pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan. (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 16, 2006).
10	.23(1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Hamish N. Brewer pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan. (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 16, 2006).
10	.24(1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Kristen L. Magnuson pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 16, 2006).
10	.25(1)	—	Form of Restricted Stock Agreement to be used in connection with restricted stock granted to Christopher J. Koziol pursuant to the JDA Software Group, Inc. 2005 Performance Incentive Plan. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 16, 2006).
10.26		—	Preferred Stock Purchase Agreement by and among JDA Software Group, Inc. and Funds Affiliated with Thoma Cressey Equity Partners Inc. dated as of April 23, 2006. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8- K/A (Amendment No. 1) dated April 24, 2006, as filed on April 27, 2006).
10.27		—	Registration Rights Agreement Between JDA Software Group, Inc. and Funds Affiliated With Thoma Cressey Equity Partners Inc. dated as of April 23, 2006. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (Amendment No. 1) dated April 24, 2006, as filed on April 27, 2006).
10.28		—	Commitment Letter by and among JDA Software Group, Inc., Credit Suisse, Credit Suisse Securities (USA) LLC, Wachovia Bank, National Association and Wachovia Capital Markets, LLC dated August 10, 2008. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 10, 2008, as filed on August 11, 2008).
10.29		—	Amendment to Commitment Letter by and among JDA Software Group, Inc., Credit Suisse, Credit Suisse Securities (USA) LLC, Wachovia Bank, National Association and Wachovia Capital Markets, LLC dated September 29, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2008, as filed on September 30, 2008).
10	.30 (1)(2)	—	Executive Employment Agreement between Pete Hathaway and JDA Software Group, Inc. dated July 20, 2009. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended September 30, 2009, as filed on December 18, 2009).

Exhibit #			Description of Document

10	.31 (1)(2)	—	Executive Employment Agreement between Jason Zintak and JDA Software Group, Inc. dated August 18, 2009. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, as filed on November 3, 2009).
10	.32(1)	—	Separation Agreement between JDA Software Group, Inc. and Kristen L. Magnuson dated April 6, 2009. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, as filed on November 3, 2009).
10	.33(1)	—	Separation Agreement between JDA Software Group, Inc. and Christopher J. Koziol dated August 3, 2009. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, as filed on November 3, 2009).
10.34		—	Voting Agreement by and among JDA Software Group, Inc., i2 Technologies, Inc. and R2 Top Hat, Ltd. dated November 4, 2009. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 4, 2009, as filed on November 5, 2009).
10.35		—	Voting Agreement by and among JDA Software Group, Inc., i2 Technologies, Inc. and directors and officers of i2 Technologies, Inc. signatory thereto dated November 4, 2009. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 4, 2009, as filed on November 5, 2009).
10.36		—	Voting Agreement by and among JDA Software Group, Inc., i2 Technologies, Inc. and directors and officers of JDA Software Group, Inc. signatory thereto dated November 4, 2009. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 4, 2009, as filed on November 5, 2009).
10.37		—	Commitment Letter by and among JDA Software Group, Inc., Wells Fargo Foothill, LLC and Wells Fargo Securities, LLC dated November 4, 2009. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 4, 2009, as filed on November 5, 2009).
10.38		—	Exchange and Registration Rights Agreement Between JDA Software Group, Inc. and certain Purchasers represented by Goldman, Sachs & Co. and Wells Fargo Securities, LLC, dated December 10, 2009. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 10, 2009, as filed on December 11, 2009).
10.39		—	Escrow and Security Agreement Between JDA Software Group, Inc. and U.S. Bank National Association dated December 10, 2009. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 10, 2009, as filed on December 11, 2009).
10.40		—	Stock Purchase Agreement among JDA Software Group, Inc., Thoma Cressey Fund VII, LP and Thoma Cressey Friends Fund VII, LP, dated September 8, 2009. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 9, 2009, as filed on September 9, 2009).
14.1		—	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004).
21.1		—	Subsidiaries of Registrant. (Filed herewith).
23.1		—	Consent of Independent Registered Public Accounting Firm. (Filed herewith).
31.1		—	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith).
31.2		—	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith).
32.1		—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(2)	Confidential treatment has been granted as to part of this exhibit.

(3)	Applies to James D. Armstrong.

(4)	Applies to Hamish N. Brewer.

(5)	Applies to Senior Executive Officers with the exception of James D. Armstrong and Kristen L. Magnuson