Form 10-Q
period 2010-03-31
JDA SOFTWARE GROUP INC
filed 2010-05-10
CIK 1006892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 41,679,360 as of May 3, 2010.

JDA SOFTWARE GROUP, INC.
FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts, unaudited)

	March 31,	December 31,
	2010	2009
ASSETS

Current Assets:
Cash and cash equivalents	$155,817	$75,974
Restricted cash	11,698	287,875
Accounts receivable, net	107,881	68,883
Income tax receivable	1,050	—
Deferred tax asset	57,828	19,142
Prepaid expenses and other current assets	29,705	15,667

Total current assets	363,979	467,541

Non-Current Assets:
Property and equipment, net	43,296	40,842
Goodwill	201,316	135,275
Other Intangibles, net:
Customer-based intangibles	167,395	99,264
Technology-based intangibles	44,264	20,240
Marketing-based intangibles	13,960	157
Deferred tax asset	268,821	44,350
Other non-current assets	17,154	13,997

Total non-current assets	756,206	354,125

Total Assets	$1,120,185	$821,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,063	$7,192
Accrued expenses and other liabilities	74,068	45,523
Income taxes payable	—	3,489
Deferred revenue	127,905	65,665

Total current liabilities	213,036	121,869

Non-Current Liabilities:
Long-term debt	272,333	272,250
Accrued exit and disposal obligations	6,458	7,341
Liability for uncertain tax positions	14,215	8,770
Deferred revenue	28,942	—

Total non-current liabilities	321,948	288,361

Total Liabilities	534,984	410,230

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized 50,000,000 shares; issued 43,528,992 and 36,323,245 shares, respectively	435	363
Additional paid-in capital	553,705	361,362
Deferred compensation	(15,906)	(5,297)
Retained earnings	69,746	74,014
Accumulated other comprehensive income	2,706	3,267
Less treasury stock, at cost, 1,901,490 and 1,785,715 shares, respectively	(25,485)	(22,273)

Total stockholders’ equity	585,201	411,436

Total liabilities and stockholders’ equity	$1,120,185	$821,666

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share data, unaudited)

	Three Months Ended
	March 31,
	2010	2009
REVENUES:
Software licenses	$24,437	$14,357
Subscriptions and other recurring revenues	4,287	968
Maintenance services	57,060	42,997

Product revenues	85,784	58,322

Consulting services	43,002	23,034
Reimbursed expenses	2,845	1,977

Service revenues	45,847	25,011

Total revenues	131,631	83,333

COST OF REVENUES:
Cost of software licenses	1,008	602
Amortization of acquired software technology	1,576	1,008
Cost of maintenance services	12,033	10,549

Cost of product revenues	14,617	12,159

Cost of consulting services	35,269	19,382
Reimbursed expenses	2,845	1,977

Cost of service revenues	38,114	21,359

Total cost of revenues	52,731	33,518

GROSS PROFIT	78,900	49,815

OPERATING EXPENSES:
Product development	17,277	12,573
Sales and marketing	21,112	14,252
General and administrative	17,697	11,026
Amortization of intangibles	8,566	6,076
Restructuring charges	7,758	1,430
Acquisition-related costs	6,743	—

Total operating expenses	79,153	45,357

OPERATING INCOME (LOSS)	(253)	4,458

Interest expense and amortization of loan fees	(6,086)	(239)
Interest income and other, net	1,123	(243)

INCOME (LOSS) BEFORE INCOME TAXES	(5,216)	3,976
Income tax (provision) benefit	948	(1,332)

NET INCOME (LOSS)	$(4,268)	$2,644

BASIC EARNINGS (LOSS) PER SHARE	$(.11)	$.08

DILUTED EARNINGS (LOSS) PER SHARE	$(.11)	$.08

SHARES USED TO COMPUTE:
Basic earnings (loss) per share	39,343	34,961

Diluted earnings (loss) per share	39,343	35,075

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2010	2009

NET INCOME (LOSS)	$(4,268)	$2,644

OTHER COMPREHENSIVE LOSS:
Foreign currency translation loss	(561)	(614)

Total other comprehensive loss	(561)	(614)

COMPREHENSIVE INCOME (LOSS)	$(4,829)	$2,030

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months
	Ended March 31,
	2010	2009

OPERATING ACTIVITIES:
Net income (loss)	$(4,268)	$2,644
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,148	9,411
Amortization of loan origination fees, debt issuance costs and original issue discount	427	—
Share-based compensation expense	3,277	1,410
Net gain on disposal of property and equipment	(5)	(16)
Deferred income taxes	(2,546)	1,007
Changes in assets and liabilities, net of effects from business acquisition:
Accounts receivable	(7,211)	13,594
Income tax receivable	1,076	(848)
Prepaid expenses and other current assets	(7,889)	(2,964)
Accounts payable	550	4,474
Accrued expenses and other liabilities	(11,101)	(15,422)
Income tax payable	(2,127)	117
Deferred revenue	28,864	19,648

Net cash provided by operating activities	12,195	33,055

INVESTING ACTIVITIES:
Change in restricted cash	276,177	—
Purchase of i2 Technologies, Inc	(213,427)	—
Payment of direct costs related to prior acquisitions	(850)	(817)
Purchase of other property and equipment	(533)	(1,003)
Proceeds from disposal of property and equipment	17	16

Net cash provided by (used in) investing activities	61,384	(1,804)

FINANCING ACTIVITIES:
Issuance of common stock — equity plans	10,904	2,506
Purchase of treasury stock and other, net	(3,392)	(3,219)

Net cash provided by (used in) financing activities	7,512	(713)

Effect of exchange rates on cash	(1,248)	(219)

Net increase in cash and cash equivalents	79,843	30,319
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	75,974	32,696

CASH AND CASH EQUIVALENTS, END OF PERIOD	$155,817	$63,015

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months
	Ended March 31,
	2010	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$4,745	$1,096

Cash paid for interest	$427	$43

Cash received for income tax refunds	$928	$415

Acquisition of i2 Technologies, Inc.

Identifiable assets acquired:
Current assets acquired	$300,097
Property and equipment acquired	3,116
Customer-based intangibles	76,200
Technology-based intangibles	25,600
Marketing-based intangibles	14,300
Long-term deferred tax assets acquired	218,322
Other non-current assets acquired	3,925

Total identifiable assets acquired	641,560
Goodwill	66,041

Total assets acquired	707,601

Liabilities assumed:
Deferred revenue assumed	(62,614)
Other current liabilities assumed	(41,128)
Non-current liabilities assumed	(4,105)

Total liabilities assumed	(107,847)

Net assets acquired from i2 Technologies, Inc.	$599,754

Merger consideration to acquire i2 Technologies, Inc.

Fair value of JDA common stock issued as merger consideration	$167,979
Cash merger consideration	431,775

Total merger consideration to acquire i2 Technologies, Inc.	$599,754

Cash merger consideration	$431,775
Less cash acquired from i2 Technologies	218,348

Cash expended to acquire i2 Technologies, Inc.	$213,427

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)
1. Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements of JDA Software Group, Inc. (“we” or the “Company”) have been prepared in accordance with the FASB Standard Accounting Codification (“Codification”), which is the authoritative source of generally accepted accounting principles (“GAAP”) for nongovernmental entities in the United States. The interim financial statements do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
          The preparation of financial statements in conformity with the Codification requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.
          Certain reclassifications have been made to the consolidated statements of operations for the three months ended March 31, 2009 to conform to the current presentation. In the consolidated statement of income, we have reported subscription revenues under the caption “Subscriptions and other recurring revenues.” Subscription revenues were previously reported in revenues under the caption “Software licenses” and were not material.
2. Acquisition of i2 Technologies, Inc.
          On January 28, 2010, we completed the acquisition of i2 Technologies, Inc. (“i2”) for approximately $599.8 million, which includes cash consideration of approximately $431.8 million and the issuance of approximately 6.2 million shares of our common stock with an acquisition date fair value of approximately $168.0 million, or $26.88 per share, determined on the basis of the closing market price of our common stock on the date of acquisition (the “Merger”). The combination of JDA and i2 creates a market leader in the supply chain management market. We believe this combination provides JDA with (i) a strong, complementary presence in new markets such as discrete manufacturing; (ii) enhanced scale; (iii) a more diversified, global customer base of over 6,000 customers; (iv) a comprehensive product suite that provides end-to-end supply chain management (“SCM”) solutions; (v) incremental revenue opportunities associated with cross-selling of products and services among our existing customer base; and (vi) an ability to increase profitability through net cost synergies within twelve months after the Merger.
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
          At the effective time of the Merger, each outstanding warrant to purchase shares of i2’s common stock ceased to represent a right to acquire i2’s common stock and was assumed by JDA and converted into a warrant with the right to receive upon exercise, the Merger Consideration that would have been received as a holder of i2 common stock if such i2 warrant had been exercised prior to the effective time of the Merger. In total, 420,237 warrants to purchase i2 common stock at an exercise price of $15.4675 were assumed and converted into the right to receive the Merger Consideration upon exercise, including 107,663 shares of JDA common stock.
          The Merger is being accounted for using the acquisition method of accounting, with JDA identified as the acquirer, and the operating results of i2 have been included in our consolidated financial statements from the date of acquisition. Under the acquisition method of accounting, all assets acquired and liabilities assumed will be recorded at their respective acquisition-date fair values. We have allocated all goodwill recorded in the i2 acquisition ($66.0 million) to our Supply Chain reportable business segmenting unit (see Note 13). None of the goodwill recorded in the i2 acquisition is deductible for tax purposes. In addition, we have initially recorded $116.1 million in other intangible assets, including $76.2 million for customer-based intangibles (maintenance relationships and future technological enhancements, service relationships and a covenant not-to-compete), $25.6 million for technology-based intangibles consisting of developed technology and $14.3 million for marketing-based intangibles consisting of trademark and trade names. However, the purchase price allocation has not been finalized. We are still in the process of obtaining all information necessary to determine the fair values of the acquired assets and we have retained an independent third-party appraiser for the intangible assets to assist management in its valuation. This could result in adjustments to the carrying value of the assets and liabilities acquired, the useful lives of intangible assets and the residual amount allocated to goodwill. The preliminary allocation of the purchase price is based on the best estimates of management and is subject to revision based on the final valuations and estimates of useful lives. The initial estimated weighted average amortization period for all intangible assets acquired in this transaction that are subject to amortization is 6.7 years.
          The following table summarizes our initial estimate of the fair values of the assets acquired and liabilities assumed at the date of acquisition.

			Weighted Average
		Useful Life	Amortization Period
Cash	$218,348
Trade accounts receivable acquired	31,711
Other current assets acquired	50,038
Property and equipment acquired	3,116
Customer-based intangibles	76,200	1 to 7 years	6 years
Technology-based intangibles	25,600	7 years	7 years
Marketing-based intangibles	14,300	5 years	5 years
Long-term deferred tax assets acquired	218,322
Other non-current assets	3,925

Total assets acquired	641,560
Goodwill	66,041

Total assets acquired	707,601

Deferred revenue assumed	(62,614)
Other current liabilities assumed	(41,128)
Other non-current liabilities assumed	(4,105)

Total liabilities assumed	(107,847)

Net assets acquired from i2 Technologies, Inc.	$599,754

          As of the date of the acquisition, the gross contractual amount of trade accounts receivable acquired were $35.4 million, of which approximately $3.7 million is expected to be uncollectable.
          Liabilities have been recognized for certain assumed customer and labor disputes of $7.7 million and $268,000, respectively. The potential undiscounted amount of all future payments that we could be required to make to settle the customer and labor disputes is estimated to range between $5.2 million and $9.4 million and $73,000 and $1.2 million, respectively.

          The following unaudited pro-forma consolidated results of operations for the three months ended March 31, 2010 and 2009 assume the i2 acquisition occurred as of January 1 of each year. The pro-forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009

Total revenues	$146,657	$139,709
Net loss	$(18,703)	$(3,527)
Basic loss per share	$(0.45)	$(0.09)
Diluted loss per share	$(0.45)	$(0.09)
          The amounts of i2 revenues and earnings (loss) included in our consolidated statements of operations for the three months ended March 31, 2010, and the revenues and earnings (loss) of the combined entity had the acquisition date been January 1, 2009 or January 1, 2010 are as follows:

	Revenues	Earnings (Loss)
i2operating results from January 28, 2010 to March 31, 2010	$37,261	$	*
i2 operating results from January 1, 2010 to March 31, 2010	$52,287	$	*
i2 operating results from January 1, 2009 to March 31, 2009	$56,376		$1,871

*	We are unable to provide separate disclosure of the earnings (loss) of i2 from January 28, 2010 (date of acquisition) to March 31, 2010 and the pro-forma results from January 1, 2010 to March 31, 2010 as the operating expenses of the combined company were co-mingled at the date of acquisition.
          Through March 31, 2010, we have expensed approximately $11.5 million of costs related to the acquisition of i2, including $6.7 million in first quarter 2010. These costs, which consist primarily of investment banking fees, commitment fees on unused bank financing, legal and accounting fees, are included in the consolidated statements of income under the caption “Acquisition-related costs.”
          On December 10, 2009, we issued $275 million of five-year, 8.0% Senior Notes (the “Senior Notes”) at an initial offering price of 98.988% of the principal amount. The net proceeds from the sale of the Senior Notes, which exclude the original issue discount ($2.8 million) and other debt issuance costs ($6.7 million) were placed in escrow and subsequently used, together with cash on hand at JDA and i2, to fund the cash portion of the merger consideration in the acquisition of i2 (see Note 7).
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
          At March 31, 2010, we had forward exchange contracts with a notional value of $83.3 million and an associated net forward contract receivable of $337,000 determined on the basis of Level 2 inputs. At December 31, 2009, we had forward exchange contracts with a notional value of $37.9 million and an associated net forward contract liability of $354,000 determined on the basis of Level 2 inputs. These derivatives are not designated as hedging instruments. The forward contract receivables or liabilities are included in the condensed consolidated balance sheet under the captions, “Prepaid expenses and other current assets” or “Accrued expenses and other liabilities” as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded net foreign currency exchange contract gain of $961,000 in first quarter 2010 and a net foreign currency exchange contract loss of $318,000 in first quarter 2009, which are included in the condensed consolidated statements of operations under the caption “Interest Income and other, net.”

4. Goodwill and Other Intangibles, net
          Goodwill and other intangible assets consist of the following:

		March 31, 2010		December 31, 2009
	Estimated Useful	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Goodwill:
Gross goodwill		$211,029	$—	$144,988	$—
Accumulated impairment losses		(9,713)		(9,713)

Goodwill, net of impairment losses		$201,316		$135,275

Identifiable intangible assets:

Customer-based intangible assets	1 to 13 years	259,583	(92,188)	183,383	(84,119)
Technology-based intangible assets	5 to 15 years	91,446	(47,182)	65,847	(45,607)
Marketing-based intangible assets	5 years	19,491	(5,531)	5,191	(5,034)

		370,520	(144,901)	254,421	(134,760)

		$571,836	$(144,901)	$389,696	$(134,760)

          Goodwill. We have initially recorded $66.0 million of goodwill in connection with our acquisition of i2 (see Note 2), all of which has been allocated to our Supply Chain reportable business segment (see Note 13). However, the purchase price allocation has not been finalized and adjustments may still be made to the carrying value of the assets and liabilities acquired, the useful lives of intangible assets and the residual amount allocated to goodwill. We are still in the process of obtaining all information necessary to determine the fair values of the acquired assets and we have retained an independent third party appraiser for the intangible assets to assist management in its valuation. We found no indication of impairment of our goodwill balances during the three months ended March 31, 2010 and, absent future indicators of impairment, the next annual impairment test will be performed in fourth quarter 2010. As of March 31, 2010, the goodwill balance has been allocated to our reporting units as follows: $197.6 million to Supply Chain and $3.7 million to Services Industries.
          Customer-based intangible assets include customer lists, maintenance relationships and future technological enhancements, service relationships and covenants not-to-compete; Technology-based intangible assets include acquired software technology; and Marketing-based intangible assets include trademarks and trade names. Customer-based and Marketing-based intangible assets are being amortized on a straight-line basis. Technology-based intangible assets are being amortized on a product-by-product basis with the amortization recorded for each product being the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. We have initially recorded $76.2 million, $25.6 million and $14.3 million of customer-based, technology-based and marketing-based intangible assets, respectively, in connection with our acquisition of i2 (see Note 2).
          Amortization expense for first quarter 2010 and 2009 was $10.1 million and $7.1 million, respectively. The increase in amortization in first quarter 2010 compared to first quarter 2009 is due to amortization on the identifiable intangible assets recorded in the acquisition of i2.
          Amortization expense is reported in the consolidated statements of operations within cost of revenues under the caption “Amortization of acquired software technology” and in operating expenses under the caption “Amortization of intangibles.” As of March 31, 2010, we expect amortization expense for the remainder of 2010 and the next four years to be as follows:

Year	Amortization

2010	$35,781
2011	$46,018
2012	$45,431
2013	$44,742
2014	$27,672

5. Restructuring Reserves
2010 Restructuring Charges
          We recorded restructuring charges of $7.8 million in first quarter 2010 for termination benefits, office closures and contract terminations associated with the acquisition of i2 and the continued transition of additional on-shore activities to our Center of Excellence (“CoE”) in India. The charges include $5.2 million for termination benefits related to a workforce reduction of 86 full-time employees (“FTE”) primarily in product development, sales, information technology and other administrative positions in each of our geographic regions. In addition, the charges include $2.5 million for estimated costs to close and integrate redundant office facilities and for the integration of information technology and termination of certain i2 contracts that have no future economic benefit to the Company and are incremental to the other costs that will be incurred by the combined Company. As of March 31, 2010, approximately $5.6 million of the costs associated with these restructuring charges have been paid and the remaining balance of $2.3 million in included in the condensed consolidated balance sheet under the caption “Accrued expenses and other current liabilities.” A summary of the first quarter 2010 restructuring charge is as follows:

			Impact of Changes	Balance
Description of charge	Initial Reserve	Cash Charges	in Exchange Rates	March 31, 2010

Termination benefits	$5,233	$(5,089)	$(1)	$143
Office closures	2,512	(431)	47	2,128

Total	$7,745	$(5,520)	$46	$2,271

          The balance in the reserve for office closures is primarily related to redundant office facility leases in Dallas, Texas and the United Kingdom that are being amortized over the related lease terms that extend through 2014. The balance in the reserve for termination benefits is related to certain foreign employees that we expect to pay in 2010.
2009 Restructuring Charges
          We recorded restructuring charges of $6.5 million in 2009, including $1.5 million in first quarter 2009, primarily associated with the transition of additional on-shore activities to the Center of Excellence (“CoE”) in India and certain restructuring activities in the EMEA sales organization. The charges include termination benefits related to a workforce reduction of 86 full-time employees (“FTE”) in product development, service, support, sales and marketing, information technology and other administrative positions, primarily in the Americas region. In addition, the restructuring charges include approximately $2.0 million in severance and other termination benefits under separation agreements with our former Executive Vice President and Chief Financial Officer and our former Chief Operating Officer. As of March 31, 2010, approximately $6.3 million of the costs associated with these restructuring charges have been paid and the remaining balance of $204,000 is included in the condensed consolidated balance sheet under the caption “Accrued expenses and other current liabilities.” We expect substantially all of the remaining costs will be paid in 2010.
6. Manugistics Acquisition Reserves
          We recorded initial acquisition reserves of $47.4 million for restructuring charges and other direct costs associated with the acquisition of Manugistics in 2006. The restructuring charges were primarily related to facility closures, employee severance and termination benefits and other direct costs associated with the acquisition, including investment banker fees, change-in-control payments, and legal and accounting costs. Subsequent adjustments of $2.9 million were made to reduce the reserves in 2007 and 2008 based on our revised estimates of the restructuring costs to exit certain of the activities of Manugistics. The majority these adjustments were made by June 30, 2007 and included in the final purchase price allocation. All adjustments made subsequent to June 30, 2007, including a $1.4 million increase recorded in 2009, have been included in the consolidated statements of income under the caption “Restructuring charges.” Adjustments made in 2009 resulted primarily from our revised estimate of sublease rentals and market adjustments on an unfavorable office facility lease in the United Kingdom. The unused portion of the acquisition reserves at March 31, 2010 includes $4.4 million of current liabilities under the caption “Accrued expenses and other liabilities” and $6.5 million of non-current liabilities under the caption “Accrued exit and disposal obligations.” A summary of the charges and adjustments recorded against the reserves is as follows:

				Impact of				Impact of
				Changes in	Balance			Changes in	Balance
	Initial	Adjustments	Cash	Exchange	December 31,	Adjustments	Cash	Exchange	March 31,
Description of charge	Reserve	to Reserves	Charges	Rates	2009	to Reserves	Charges	Rates	2010

Restructuring charges:
Office closures, lease terminations and sublease costs	$29,212	$(949)	$(16,110)	$(724)	$11,429	$—	$(783)	$(216)	$10,430
Employee severance and termination benefits	3,607	(767)	(2,468)	125	497	—	(67)	(28)	402

IT projects, contract termination penalties, capital lease buyouts and other costs to exit activities of Manugistics	1,450	222	(1,672)	—	—	—	—	—	—

	34,269	(1,494)	(20,250)	(599)	11,926	$—	(850)	(244)	10,832

Direct costs	13,125	6	(13,131)	—	—	—	—	—	—

Total	$47,394	$(1,488)	$(33,381)	$(599)	$11,926	$—	$(850)	$(244)	$10,832

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
7. Long-term Debt
          On December 10, 2009, we issued $275 million of 8.0% Senior Notes at an initial offering price of 98.988% of the principal amount. The net proceeds from the sale of the Senior Notes, which exclude the original issue discount ($2.8 million) and other debt issuance costs ($6.7 million) were placed in escrow and subsequently used, together with cash on hand at JDA and i2, to fund the cash portion of the Merger Consideration in the acquisition of i2 (see Note 2).
          The Senior Notes have a five-year term and mature on December 15, 2014. Interest is computed on the basis of a 360-day year composed of twelve 30-day months, and is payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2010. The obligations under the Senior Notes are fully and unconditionally guaranteed on a senior basis by our substantially all of existing and future domestic subsidiaries (including, following the Merger, i2 and its domestic subsidiaries).
          At any time prior to December 15, 2012, we may redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 108% of the principal amount, plus accrued and unpaid interest, with the cash proceeds of an equity offering of our common stock. At any time prior to December 15, 2012, we may also redeem all or a part of the Senior Notes at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and a ‘make whole” premium calculated as the greater of (i) 1% of the principal amount of the Senior Notes redeemed or (ii) the excess of the present value of the redemption price of the Senior Notes redeemed at December 15, 2012 over the principal amount the Senior Notes redeemed. In addition, we may redeem the Senior Notes on or after December 15, 2012 at a redemption price of 104% of the principal amount, and on or after December 15, 2013 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest. The Senior Notes rank equally in right of payment with all existing and future senior debt and are senior in right of payment to all subordinated debt.
          The Senior Notes contain certain restrictive covenants including (i) a requirement to repurchase the Senior Notes at price equal to 101% of the principal amount, plus accrued and unpaid interest, in the event of a change in control and (ii) restrictions that limit our ability to pay dividends, make investments, incur additional indebtedness, create liens, issue preferred stock or consolidate, merge, sell or otherwise dispose of all or substantially all of our or their assets. The Senior Notes also provide for customary events of default and in the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Senior Notes will become due and payable immediately without further action or notice. If any other event of default occurs or is continuing, the trustee or holders of at least 25% in aggregate principal amount of the then outstanding Senior Notes may declare all the Senior Notes to be due and payable immediately.
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
          The fair value and carrying amount of the Senior Notes were $271.1 million and $272.3 million, respectively at March 31, 2010 and $269.4 million and $272.3 million, respectively at December 31, 2009.
          The $2.8 million original issue discount on the Senior Notes and other debt issuance costs of approximately $6.7 million are being amortized using the effective interest and straight-line methods, respectively over the five-year term and are reflected in the consolidated statements of income under the caption, “Interest expense and amortization of loan fees.” We accrued $5.5 million of interest on the Senior Notes in first quarter 2010 and amortized approximately $427,000 of the original issue discount and related loan origination fees.
8. Legal Proceedings
          We are involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not currently believe the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.
          On April 29, 2009, i2 filed a lawsuit for patent infringement against Oracle Corporation (NASDAQ: ORCL). The lawsuit, filed in the United States District Court for the Eastern District of Texas, alleges infringement of 11 patents related to supply chain management, available to promise software and other enterprise software applications. As a result of our acquisition of i2 on January 28, 2010, i2 is now a wholly-owned subsidiary of the Company. On April 22, 2010, Oracle filed counterclaims against i2 and JDA Software Group, Inc. alleging the infringement by i2 of five Oracle patents.
9. Share-Based Compensation
          Our 2005 Performance Incentive Plan, as amended (“2005 Incentive Plan”), provides for the issuance of up to 3,847,000 shares of common stock to employees, consultants and directors under stock purchase rights, stock bonuses, restricted stock, restricted stock units, performance awards, performance units and deferred compensation awards. The 2005 Incentive Plan contains certain restrictions that limit the number of shares that may be issued and the amount of cash awarded under each type of award, including a limitation that awards granted in any given year can represent no more than two percent (2%) of the total number of shares of common stock outstanding as of the last day of the preceding fiscal year. Awards granted under the 2005 Incentive Plan are in such form as the Compensation Committee shall from time to time establish and the awards may or may not be subject to vesting conditions based on the satisfaction of service requirements or other conditions, restrictions or performance criteria including the Company’s achievement of annual operating goals. Restricted stock and restricted stock units may also be granted under the 2005 Incentive Plan as a component of an incentive package offered to new employees or to existing employees based on performance or in connection with a promotion, and will generally vest over a three-year period, commencing at the date of grant. We measure the fair value of awards under the 2005 Incentive Plan based on the market price of the underlying common stock as of the date of grant. The fair value of each award is amortized over the applicable vesting period of the awards using graded vesting and reflected in the consolidated statements of operations under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”
          Annual stock-based incentive programs (“Performance Programs”) have been approved for executive officers and certain other members of our management team for years 2007 through 2010 that provide for contingently issuable performance share awards or restricted stock units upon achievement of defined performance threshold goals. A summary of the annual Performance Programs is as follows:
          2010 Performance Program. In February 2010, the Board approved a stock-based incentive program for 2010 (“2010 Performance Program”). The 2010 Performance Program provides for the issuance of contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we are able to achieve a defined adjusted EBITDA performance threshold goal in 2010. A partial pro-rata issuance of performance share awards will be made if we achieve a minimum adjusted EBITDA performance threshold. The 2010 Performance Program initially provides for the issuance of up to approximately 555,000 of targeted contingently issuable performance share awards. The performance share awards, if any, will be issued after the approval of our 2010 financial results in January 2011 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period. Our performance against the defined performance threshold goal will be evaluated on a quarterly basis throughout 2010 and share-based compensation will be recognized over the requisite service period that runs from February 3, 2010 (the date of board approval) through January 2013. A deferred compensation charge of $13.7 million was recorded in the equity section our balance sheet in first quarter 2010, with a related increase to additional paid-in capital, for the total grant date fair value of the current estimated awards to be issued under the 2010 Performance Program. Although all necessary service and performance conditions have not been met through March 31, 2010, based on first quarter 2010 results and the outlook for the remainder of 2010, management has determined that it is probable the Company will achieve its minimum adjusted EBITDA performance threshold. As a result, we recorded $2.3 million in stock-based compensation expense related to these awards in first quarter 2010 on a graded vesting basis. If we achieve the defined performance threshold goal we would expect to recognize approximately $9.2 million of the award as share-based compensation in 2010.
          2009 Performance Program. The 2009 Performance Program provided for the issuance of contingently issuable performance share awards if we were able to achieve $91.5 million of adjusted EBITDA. The Company’s actual 2009 adjusted EBITDA performance qualified participants to receive 100% of their target awards. In total, 506,450 contingently issuable performance share awards were issued in January 2010 with a grant date fair value of $6.8 million that is being recognized as share-based compensation over requisite service periods that run from the date of Board approval of the 2009 Performance Program through January 2012. The performance share awards vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. Through March 31, 2010, approximately 1,900 of the performance share awards granted under the 2009 Performance Program have been subsequently forfeited. A deferred compensation charge of $6.8 million was recorded in the equity section of our balance sheet during 2009, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. We recognized $4.5 million in share-based compensation expense related to these performance share awards in 2009, including $755,000 in first quarter 2009, plus an additional $266,000 in first quarter 2010.
          2008 Performance Program. The 2008 Performance Program provided for the issuance of contingently issuable performance share awards if we were able to achieve $95 million of adjusted EBITDA. The Company’s actual 2008 adjusted EBITDA performance, which exceeded the defined performance threshold goal of $95 million, qualified participants to receive approximately 106% of their target awards. In total, 222,838 performance share awards were issued in January 2009 with a grant date fair value of $3.9 million that is being recognized as stock-based compensation over requisite service periods that run from the date of Board approval of the 2008 Performance Program through January 2011. Through March 31, 2010, approximately 4,900 of performance share awards granted under the 2008 Performance Program have been subsequently forfeited. A deferred compensation charge of $3.9 million was recorded in the equity section of our balance sheet during 2008, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. We recognized $117,000 and $147,000 in share-based compensation expense related to these performance share awards in first quarter 2010 and 2009, respectively.
          2007 Performance Program. The 2007 Performance Program provided for the issuance of contingently issuable restricted stock units if we were able to successfully integrate the Manugistics acquisition and achieve $85 million of adjusted EBITDA. The Company’s actual 2007 adjusted EBITDA performance qualified participants for a pro-rata issuance equal to 99.25% of their target awards. In total, 502,935 restricted stock units were issued in January 2008 with a grant date fair value of $8.1 million. Approximately 35,000 of the restricted stock units granted under the 2007 Integration Program have been subsequently forfeited. We recognized $883,000 in share-based compensation expense related to these performance share awards in 2009, including $237,000 in first quarter 2009 and as of December 31, 2009, all share-based compensation expense had been recognized.
          During first quarter 2010 and 2009, we recorded share-based compensation expense of $138,000 and $101,000, respectively related to other 2005 Incentive Plan awards.
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
(i)	100,000 shares of restricted stock with a grant date fair value of $1.8 million were granted to Mr. Hathaway (50,000 shares) and Mr. Zintak (50,000 shares). The restricted stock awards vest over a three-year period, with one-third vesting on the first anniversary of their employment with the remainder vesting ratably over the subsequent 24-month period. A deferred compensation charge of $1.8 million has been recorded in the equity section of our balance sheet for the total grant date fair value of the restricted stock. Stock-based compensation is being recorded on a graded vesting basis over requisite service periods that run from their effective dates of employment through June 2012. We recognized $497,000 in share-based compensation related to these awards in 2009, plus an additional $248,000 in first quarter 2010 which is reflected in the consolidated statements of income under the caption “General and administrative.”
(ii)	55,000 contingently issuable performance share awards were granted to Mr. Hathaway (25,000 shares) and Mr. Zintak (30,000 shares) if the Company was able to achieve the $91.5 million adjusted EBITDA performance threshold goal defined under the 2009 Performance Program. The Company’s actual 2009 adjusted EBITDA performance qualified Mr. Hathaway and Mr. Zintak to receive 100% of their target awards. A total of 55,000 performance share awards were issued in January 2010 with a grant date fair value of $996,000 that is being recognized as share-based compensation over requisite service periods that run from their effective dates of employment through January 2012. The performance share awards vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. A deferred compensation charge of $996,000 has been recorded in the equity section of our balance sheet, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. We recognized $664,000 in share-based compensation related to these awards in 2009, plus an additional $42,000 in first quarter 2010 which is reflected in the consolidated statements of income under the caption “General and administrative.”

(iii)	100,000 contingently issuable restricted stock units were granted to Mr. Hathaway (50,000 shares) and Mr. Zintak (50,000 shares) that will vest in defined tranches if and when we achieve certain pre-defined performance milestones. As of March 31, 2010, none of these awards had been issued, no deferred compensation charge has been recorded in the equity section of our balance sheet, and no share-based compensation expense has been recognized related to these grants as management is unable to determine if it is probable the pre-defined performance milestones will be attained.
          Employee Stock Purchase Plan. Our employee stock purchase plan (“2008 Purchase Plan”) has an initial reserve of 1,500,000 shares and provides eligible employees with the ability to defer up to 10% of their earnings for the purchase of our common stock on a semi-annual basis at 85% of the fair market value on the last day of each six-month offering period that begin on February 1st and August 1st of each year. The 2008 Purchase Plan is considered compensatory and, as a result, stock-based compensation is recognized on the last day of each six-month offering period in an amount equal to the difference between the fair value of the stock on the date of purchase and the discounted purchase price. A total of 44,393 shares of common stock were purchased on January 31, 2010 at a price of $22.28 and we recorded $175,000 of related share-based compensation expense. A total of 100,290 shares of common stock were purchased on February 1, 2009 at a price of $9.52 and we recognized $169,000 in share-based compensation expense in connection with such purchases. The share-based compensation expense in connection with these purchases is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”
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
          During first quarter 2010 and 2009, we also repurchased 115,775 and 58,161 shares, respectively, tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted shares under the 2005 Performance Incentive Plan. These shares were repurchased for $3.2 million at prices ranging from $25.47 to $28.27 in first quarter 2010 and for $701,000 at prices ranging from $9.92 to $13.43 in first quarter 2009.
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

11. Income Taxes
          Income taxes are provided using the liability method. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted by any discrete events, which are reported in the period in which they occur. This estimate is re-evaluated each quarter based on our estimated tax expense for the year. The method used to calculate the Company’s effective rate for the three months ended March 31, 2010 is different from the method used to calculate the effective rate for the three months ended March 31, 2009. The change in the method used is due to the Company’s ability to forecast income by jurisdiction and reliably estimate an overall annual effective tax rate.
          We recorded an income tax benefit of $948,000 for the three months ended March 31, 2010 and an income tax provision of $1.3 million for the three months ended March 31, 2009, representing effective income tax rates of 18% and 34%, respectively. Our effective income tax rate during the three months ended March 31, 2010 and 2009 differed from the 35% U.S. statutory rate primarily due to the mix of revenue by jurisdiction, changes in our liability for uncertain tax positions, state income taxes (net of federal benefit), and items not deductible for tax, including those related to certain costs the Company incurred in the acquisition of i2 Technologies, Inc. during the first quarter of 2010.
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
          As of March 31, 2010 we had approximately $14.7 million of unrecognized tax benefits that would impact our effective tax rate if recognized, some of which relate to uncertain tax positions associated with the acquisition of Manugistics and i2. Future recognition of uncertain tax positions resulting from the acquisition of Manugistics will be treated as a component of income tax expense rather than as a reduction of goodwill. During first quarter 2010, there were no significant changes in the unrecognized tax benefits recorded, other than the recording of i2’s unrecognized tax benefits. It is reasonably possible that approximately $8.5 million of unrecognized tax benefits will be recognized within the next twelve months. We have placed a valuation allowance against the Arizona research and development credit as we do not expect to be able to utilize it prior to its expiration.
          We treat interest and penalties related to uncertain tax positions as a component of income tax expense including accruals of $429,000 in first quarter 2010 and $118,000 in first quarter 2009. As of March 31, 2010 and December 31, 2009 there are approximately $5.0 million and $2.3 million, respectively of interest and penalty accruals related to uncertain tax positions which are reflected in the consolidated balance sheet under the caption “Liability for uncertain tax positions.” To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction to tax expense.
          We conduct business globally and, as a result, JDA Software Group, Inc. or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subjected to examination by taxing authorities throughout the world, including significant jurisdictions in the United States, the United Kingdom, Australia, India and France. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003. We are currently under audit by the Internal Revenue Service for the 2009 tax year. The examination phase of these audits has not yet been completed; however, we do not anticipate any material adjustments.
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
12. Earnings (Loss) per Share
          From July 2006 through September 2009, the Company had two classes of outstanding capital stock, common stock and Series B preferred stock. The Series B preferred stock, which was issued in connection with the acquisition of Manugistics, was a participating security such that in the event a dividend was declared or paid on the common stock, the Company would be required to simultaneously declare and pay a dividend on the Series B preferred stock as if the Series B preferred stock had been converted into common stock. Companies that have participating securities are required to apply the two-class method to compute basic earnings per share. Under the two-class computation method, basic earnings per share is calculated for each class of stock and participating security considering both dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period.
          During third quarter 2009, all shares of the Series B preferred stock were either converted into shares of common stock or repurchased for cash. The calculation of diluted earnings per share applicable to common shareholders for first quarter 2009 includes the assumed conversion of the Series B preferred stock into common stock as of the beginning of the period.
          The diluted earnings (loss) per share calculation for first quarter 2010 excludes approximately 719,000 of vested options for the purchase of common stock as their inclusion would be anti-dilutive due to the net loss incurred in first quarter 2010. The dilutive effect of outstanding stock options is included in the diluted earnings (loss) per share calculations for first quarter 2009 using the treasury stock method. The diluted earnings (loss) per share calculations for first quarter 2010 and 2009 also exclude approximately 555,000 and 507,000 of contingently issuable performance share awards, respectively for which all necessary conditions had not been met (see Note 8) and approximately 292,000 and 190,000 unvested performance share awards, respectively, as their affect would be anti-dilutive. In addition, the diluted earnings (loss) per share calculation for first quarter 2010 also excludes 91,000 warrants for the purchase of common stock as their effect would also be anti-dilutive. Earnings (loss) per share for first quarter 2010 and 2009 are calculated as follows:

	Three Months
	Ended March 31,
	2010	2009

Net income (loss)	$(4,268)	$2,644

Allocation of undistributed earnings:
Common Stock	(4,268)	2,371
Series B Preferred Stock	—	273

	$(4,268)	$2,644

Weighted Average Shares:
Common Stock	39,343	31,357
Series B Preferred Stock	—	3,604

Shares — Basic earnings per share	39,343	34,961
Dilutive common stock equivalents	—	114

Shares — Diluted earnings per share	39,343	35,075

Basic earnings (loss) per share applicable to common shareholders:
Common Stock	$(.11)	$.08

Series B Preferred Stock	$—	$.08

Diluted earnings (loss) per share applicable to common shareholders	$(.11)	$.08

13. Business Segments and Geographic Data
          We are a leading global provider of sophisticated enterprise software solutions designed specifically to address the supply chain, merchandising and pricing requirements of manufacturers, wholesale/distributors and retailers, as well as government and aerospace defense contractors and travel, transportation, hospitality and media organizations. We have licensed our software to more than 6,000 customers worldwide. We generate sales in three geographic regions that have separate management teams and reporting structures: the Americas (United States, Canada, and Latin America), Europe (Europe, Middle East and Africa), and Asia/Pacific. Similar products and services are offered in each geographic region. Identifiable assets are also attributed to a geographical region. The geographic distribution of our revenues and identifiable assets is as follows:

	Three Months
	Ended March 31,
	2010	2009
Revenues:

Americas	$87,700	$60,578
Europe	25,314	16,653
Asia/Pacific	18,617	6,102

Total revenues	$131,631	$83,333

	March 31,	December 31,
	2010	2009
Identifiable assets:

Americas	$903,719	$695,539
Europe	125,417	85,817
Asia/Pacific	91,049	40,310

Total identifiable assets	$1,120,185	$821,666

          Revenues in the Americas for first quarter 2010 and 2009 include $75.0 million and $53.6 million from the United States, respectively. Identifiable assets for the Americas include $866.2 million and $666.0 million in the United States as of March 31, 2010 and December 31, 2009, respectively. The increase in identifiable assets at March 31, 2010 compared to December 31, 2009 resulted primarily from net assets recorded in the acquisition of i2 (see Note 2).
          In connection with the acquisition of i2, management approved a realignment of our reportable business segments to better reflect the core business in which we operate, the supply chain management market, and how our chief operating decision maker views, evaluates and makes decisions about resource allocations within our business. As a result of this realignment, we have eliminated Retail and Manufacturing and Distribution as reportable business segments and beginning with first quarter 2010 will report our operations within the following segments:
•	Supply Chain. This reportable business segment includes all revenues related to applications and services sold to customers in the supply chain management market. The majority of our products are specifically designed to provide customers with one synchronized view of product demand while managing the flow and allocation of materials, information, finances and other resources across global supply chains, from manufacturers to distribution centers and transportation networks to the retail store and consumer (collectively, the “Supply Chain”). This segment combines all revenues previously reported by the Company under the Retail and Manufacturing and Distribution reportable business segments and includes all revenues related to i2 applications and services.
•	Services Industries. This reportable business segment includes all revenues related to applications and services sold to customers in service industries such as travel, transportation, hospitality, media and telecommunications. The Services Industries segment is centrally managed by a team that has global responsibilities for this market.
          A summary of the revenues, operating income and depreciation attributable to each of these reportable business segments for first quarter 2010 and 2009 is as follows:

	Three Months
	Ended March 31,
	2010	2009
Revenues:
Supply Chain	$125,233	$78,223
Services Industries	6,398	5,110

	$131,631	$83,333

Operating income (loss):
Supply Chain	$39,904	$22,111
Services Industries	607	879
Other (see below)	(40,764)	(18,532)

	$(253)	$4,458

Depreciation:
Supply Chain	$2,429	$1,787
Services Industries	216	226

	$2,645	$2,013

Other:
General and administrative expenses	$17,697	$11,026
Amortization of intangible assets	8,566	6,076
Restructuring charges	7,758	1,430
Acquisition-related costs	6,743	—

	$40,764	$18,532

     Operating income in the Supply Chain and Services Industry reportable business segments includes direct expenses for software licenses, maintenance services, service revenues, and product development expenses, as well as allocations for sales and marketing expenses, occupancy costs, depreciation expense and amortization of acquired software technology. The “Other” caption includes general and administrative expenses and other charges that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segment.
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
Significant Trends and Developments in Our Business
          Acquisition of i2 Technologies, Inc. On January 28, 2010, we completed the acquisition of i2 Technologies, Inc. (“i2”) for approximately $599.8 million, which includes cash consideration of approximately $431.8 million and the issuance of approximately 6.2 million shares of our common stock with an acquisition date fair value of approximately $168.0 million, or $26.88 per share, determined on the basis of the closing market price of our common stock on the date of acquisition (the “Merger”). The combination of JDA and i2 creates a market leader in the supply chain management market. We believe this combination provides JDA with (i) a strong, complementary presence in new markets such as discrete manufacturing; (ii) enhanced scale; (iii) a more diversified, global customer base of over 6,000 customers; (iv) a comprehensive product suite that provides end-to-end supply chain management (“SCM”) solutions; (v) incremental revenue opportunities associated with cross-selling of products and services among our existing customer base; and (vi) an ability to increase profitability through net cost synergies within twelve months after the Merger.
          The Merger is being accounted for using the acquisition method of accounting, with JDA identified as the acquirer, and the operating results of i2 have been included in our consolidated financial statements from the date of acquisition. Under the acquisition method of accounting, all assets acquired and liabilities assumed will be recorded at their respective acquisition-date fair values. We have initially recorded $66.0 million of goodwill in the i2 acquisition and $116.1 million in other identifiable intangible assets, including $76.2 million for customer-based intangibles (maintenance relationships and future technological enhancements, service relationships and a covenant not-to-complete), $25.6 million for technology-based intangibles consisting of developed technology and $14.3 million for marketing-based intangibles consisting of trademark and trade names. However, the purchase price allocation has not been finalized. We are still in the process of obtaining all information necessary to determine the fair values of the acquired assets and we have retained an independent third-party appraiser for the intangible assets to assist management in its valuation. This could result in adjustments to the carrying value of the assets and liabilities acquired, the useful lives of intangible assets and the residual amount allocated to goodwill. The preliminary allocation of the purchase price is based on the best estimates of management and is subject to revision based on the final valuations and estimates of useful lives. See Note 2 to the Condensed Consolidated Financial Statements for a complete description of this transaction and the initial purchase price allocation.
          On December 10, 2009, we issued $275 million of five-year, 8.0% Senior Notes (the “Senior Notes”) at an initial offering price of 98.988% of the principal amount. The net proceeds from the sale of the Senior Notes, which exclude the original issue discount ($2.8 million) and other debt issuance costs ($6.7 million) were placed in escrow and subsequently used, together with cash on hand at JDA and i2, to fund the cash portion of the merger consideration in the acquisition of i2.
          Through March 31, 2010, we have expensed approximately $11.5 million of costs related to the acquisition of i2, including $6.7 million in first quarter 2010. These costs, which consist primarily of investment banking fees, commitment fees on unused bank financing and, legal and accounting fees, are included in the consolidated statements of income under the caption “Acquisition-related costs.”
          The following table summarizes the impact of the i2 acquisition on our product and service revenues in first quarter 2010:

Revenues:	JDA	i2	Combined
Software licenses and subscriptions	$15,878	$12,846	$28,724
Maintenance services	46,491	10,569	57,060

Product revenues	62,369	23,415	85,784
Service revenues	32,001	13,846	45,847

Total revenues	$94,370	$37,261	$131,631

          Outlook for 2010. Based on our first quarter performance and the outlook for the remainder of the year, we are reconfirming the previously provided guidance for 2010. This information considers a full year of JDA revenues and operating results and eleven months of i2 revenues and operating results as the acquisition of i2 was completed on January, 28, 2010.

Outlook for 2010
	Low End	High End
Software and subscription revenues	$125 million	$135 million
Total revenues	$590 million	$625 million
Adjusted EBITDA	$160 million	$170 million
Adjusted earnings per share	$1.85	$2.00
Cash flow from operations	$100 million	$110 million
          We define “EBITDA” as GAAP net income (loss) before interest expense, income tax provision (benefit), depreciation and amortization. Adjusted EBITDA is defined as EBITDA for the relevant period as adjusted by adding back additional amounts consisting of (i) restructuring charges, (ii) share-based compensation, (iii) acquisition-related costs, (iv) interest income and other non-operating income (expense), (v) non-recurring transition costs to integrate the i2 acquisition and (vi) other significant non-routine operating income and expense items that may be incurred from time-to-time.
          Earnings per share is defined as net income divided by the weighted average shares outstanding during the period. Adjusted earnings per share excludes (i) amortization, (ii) restructuring charges, (iii) share-based compensation, (iv) acquisition-related costs and (v) non-recurring transition costs to integrate the i2 acquisition and (vi) other significant non-routine operating income and expense items that may be incurred from time-to-time.
          We have not provided an outlook for 2010 GAAP net income or GAAP earnings per share, nor a reconciliation between the non-GAAP measurements presented herein (i.e., Adjusted EBITDA and Adjusted earnings per share) and the most directly comparable GAAP measurements. We recorded a preliminary allocation of the purchase price in first quarter 2010 (see Note 2 to the Condensed Consolidated Financial Statements). The preliminary allocation is based on the best estimates of management and is subject to revision as the final fair values of, and allocated purchase price to, the acquired assets and assumed liabilities in the acquisition of i2 are completed over the remainder of 2010. The final purchase price allocation may result in changes to depreciation and amortization which could affect GAAP net income and earnings per share. However, because Adjusted EBITDA and adjusted earnings per share are essentially determined without regard to depreciation and/or amortization, among other factors, we do not anticipate material changes to our outlook of Adjusted EBITDA based on the final valuation and allocation of the i2 transaction. Of course, any estimate is subject to the limitation described herein, including the safe harbor statement above.
          Quarter-to-quarter software sales will fluctuate due to the timing of large transactions greater than $1.0 million (“large transactions”), which can significantly impact the dollar volume of software sales in any given quarter. We believe the current trend in software sales is positive. Software sales activity in North America remained strong during first quarter 2010. First quarter 2010 software sales results in the Asia/Pacific were significantly influenced by sales of applications acquired from i2.
          The integration of the JDA and i2 sales teams has progressed smoothly, customer acceptance of the change has been positive and we have been able to successfully close deals in the i2 pipeline without any significant delays, including four large transactions for i2 products in first quarter 2010. As noted in our 2009 Form 10-K filing, we are in the process of changing this business model and have begun to transition the i2 business toward the more traditional software industry model that emphasizes the sale of software that can be implemented with little or no post-sale customization, together with a sustainable recurring maintenance stream.
          During first quarter 2010, we announced a comprehensive, multi-year product roadmap for the combined product suites and believe the early feedback from our customers have been positive. We do not expect to make any significant changes to our existing or acquired product offerings during the remainder of 2010; however, we will begin to issue new product releases in 2011 that bring together and combine the two product suites, and over time, we will create a suite of convergent offerings that include a “superset” of the broad functionality of both the JDA and i2 offerings, while eliminating areas of overlap and adding significant new innovation. We believe it will take several years to fully implement the convergence strategy in our product suite. We also believe the issuance of the product roadmap is an important achievement as it provides the direction and clarity that our customers and sales force need in order to continue to do business without delay or uncertainty. During this time we will also focus on building relationships with the traditional i2 discrete manufacturing customer base, the majority of which have had little or no historical exposure to JDA, and developing a combined business development and sales execution strategy. To that end, our industry executives have completed a customer outreach program that targeted those customers that have historically generated the majority of the i2 revenues. The response to this effort has been positive.
          We have identified several key areas for potential cross-selling and up-selling opportunities leading to future revenue synergies in our retail customer base. i2 has developed various supply chain and merchandise planning products for the retail marketplace that offer certain distinct capabilities compared to the existing JDA applications that are also targeted at this market. We believe there are both cross-selling and up-selling opportunities for these applications with the more than 1,500 customers in our retail customer base. We also believe there will be opportunities to merge certain of the JDA and i2 solutions and build new product offerings for i2’s discrete manufacturing customers.
          Our average annualized maintenance retention rate, which includes i2, increased to approximately 98% in first quarter 2010 compared to approximately 97% in first quarter 2009. i2’s annualized maintenance retention rate for 2009 was in the low 80% range. We have encountered the normal extended negotiation process as we are going through the first maintenance renewal cycle with the i2 customer base. This will continue throughout the year, but we currently expect the majority of the i2 maintenance base to renew on schedule. Where appropriate, we have suspended the recognition of revenue on i2 maintenance renewals until the negotiations are complete. These suspensions primarily relate to those inherited i2 maintenance contracts that did not have automatic renewal provisions. We believe that most of this suspended revenue may be resolved and recognized in 2010. In addition, volatility in foreign currency exchange rates has and will continue to significantly impact our maintenance services revenue. For example, favorable foreign exchange rate variances increased maintenance services revenues in first quarter 2010 by $1.6 million compared to first quarter 2009.
          Consulting services revenue is a lagging indicator for the Company that is directly tied to software sales performance. Consulting services revenue has trended up in recent quarters, including first quarter 2010 compared to first quarter 2009, due primarily to our improved software sales performance over the past three years. In addition, first quarter 2010 was favorably impacted by new incremental service revenues from the i2 products. Billable hours increased 117% in first quarter 2010 compared to fourth quarter 2009, due primarily to projects involving i2 products, and our global utilization rate improved to 59% in first quarter 2010, compared to 55% in fourth quarter 2009 and 52% in first quarter 2009. Services margin improved to 17% in first quarter 2010 compared to 15% in fourth quarter 2009 and 16% in first quarter 2009. Our initial focus during the i2 integration has been to ensure a seamless transition for customers as we work through the complex process of absorbing all of the large i2 services projects that were ongoing at the date of acquisition. A key factor for improving our consulting margins in 2010 and beyond will be our ability to more fully leverage the service capabilities of the CoE and increase the volume of work and implementation projects performed through this operation. We realized an improvement in the volume of work and implementation projects executed through the CoE in first quarter 2010 as approximately 31% of all billable hours were delivered through the CoE compared to 7% in first quarter 2009. This improvement results primarily from services provided on assumed i2 projects. i2 has historically provided a significant portion of its consulting work through their CoE facility.
          One of our primary initiatives in 2009 was the development of a Managed Services offering which expands our existing hosted services and includes: (i) outsourced operations for information technology, data and application management and hosting; (ii) workforce augmentation; (iii) management of process and user information; (iv) business process execution services including analysis and recommendations; and (v) business optimization services such as network design, demand classification, inventory policy and channel clustering. Our Managed Services offering provides customers with alternatives to reduce their costs of operation, operate effectively with constrained resources, leverage outside domain expertise to augment their personnel and to improve the value they derive from their JDA products. We signed five new managed service agreements in fourth quarter and an additional eight new deals in first quarter 2010, including contracts with both large and mid-market customers.
          We Will Continue to More Fully Leverage Our Centers of Excellence. With the acquisition of i2, we now have two CoE facilities, and over 1,100, or nearly 40%, of our associates are based in India. The CoE facilities are designed to complement and enhance our existing on-shore business model, not replace it. Our goal is to achieve all of these benefits without sacrificing our capability to work face-to-face with our customers. We expect the overall share of consulting services work performed through the CoE facilities will increase in 2010. We also believe there may be additional opportunities to further leverage the CoE in our customer support organization and product development function. We are managing the two CoE facilities uniformly through one management team and expect to consolidate certain functions into logical units during 2010.
          We Expect to Realize Significant Cost Synergies as We Integrate and Combine the Two Companies. We expect to realize approximately $20 million in net cost savings during 2010. The expected net costs savings include about $6 to $7 million of gross margin compression from the effects of revenue attrition, especially maintenance, during the integration of i2. We are actively working on the integration of the two companies and we believe we are on track to achieve these synergies. We achieved approximately $4.0 million, or approximately 20% of our total targeted cost synergies in first quarter 2010, which included only two months of combined post-merger activity.
          Share-Based Compensation Expense. We recorded share-based compensation expense of $3.3 million and $1.4 million in three months ended March 31, 2010 and 2009, respectively and as of March 31, 2010, we have included $15.9 million of deferred compensation in stockholders’ equity. A summary of total stock-based compensation by expense category for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months
	Ended March 31,
	2010	2009

Cost of maintenance services	$114	$94
Cost of consulting services	448	211
Product development	333	169
Sales and marketing	866	381
General and administrative	1,516	555

Total stock-based compensation	$3,277	$1,410

          In February 2010, the Board approved a stock-based incentive program for 2010 (“2010 Performance Program”). The 2010 Performance Program provides for the issuance of contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we are able to achieve a defined adjusted EBITDA performance threshold goal in 2010. A partial pro-rata issuance of performance share awards will be made if we achieve a minimum adjusted EBITDA performance threshold. The 2010 Performance Program initially provides for the issuance of up to approximately 555,000 of targeted contingently issuable performance share awards. The performance share awards, if any, will be issued after the approval of our 2010 financial results in January 2011 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period. Our performance against the defined performance threshold goal will be evaluated on a quarterly basis throughout 2010 and share-based compensation will be recognized over the requisite service period that runs from February 3, 2010 (the date of board approval) through January 2013. Deferred compensation of $13.7 million was recorded in the equity section our balance sheet in first quarter 2010, with a related increase to additional paid-in capital, for the total grant date fair value of the current estimated awards to be issued under the 2010 Performance Program. Although all necessary service and performance conditions have not been met through March 31, 2010, based on first quarter 2010 results and the outlook for the remainder of 2010, management has determined that it is probable the Company will achieve its minimum adjusted EBITDA performance threshold. As a result, we recorded $2.3 million in stock-based compensation expense related to these awards in first quarter 2010 on a graded vesting basis. If we achieve the defined performance threshold goal we would expect to recognize approximately $9.2 million of the award as share-based compensation in 2010.
          In February 2010, the Board also approved a 2010 cash incentive bonus plan (“Incentive Plan”) for our executive officers, including those new executives joining the Company through the acquisition of i2. The Incentive Plan provides for approximately $4.1 million in targeted cash bonuses if we are able to achieve a defined adjusted EBITDA performance threshold goal in 2010 and at management’s discretion,amounts are payable quarterly under the plan on the basis of the actual EBITDA achieved by the Company for the applicable quarter of 2010 when compared to the annual target and the outlook for the remainder of the year. A partial pro-rata cash bonus will be paid if we achieve a minimum adjusted EBITDA performance threshold. There is no cap on the maximum amount the executives can receive if the Company exceeds the defined annualized operational and software performance goals.
          We Expect to Make Additional Strategic Acquisitions. Acquisitions have been, and we expect they will continue to be, an integral part of our overall growth plan. We believe strategic acquisition opportunities will allow JDA to continue to strengthen its position as a leading supply chain management software and services provider. Our intent is to seek acquisition opportunities that complement the Company’s current software and services offerings. We may make future acquisitions that are significant in relation to the current size of JDA or smaller acquisitions that add specific functionality to enhance our existing product suite.
          Our Financial Position is Strong and We Expect to Continue Generating Positive Cash Flow from Operations. We had working capital of $150.9 million at March 31, 2010 compared to $345.7 million at December 31, 2009. The working capital balance at March 31, 2010 and December 31, 2009 included $155.8 million and $76.0 million, respectively, in cash and cash equivalents. In addition, working capital at December 31, 2009 included $287.9 million of restricted cash, consisting primarily of net proceeds from the issuance of the Senior Notes (see Contractual Obligations), which together with cash on hand at JDA and i2, was used to fund the cash portion of the merger consideration in the acquisition of i2 on January 28, 2010. Net accounts receivable were $107.9 million or 74 days sales outstanding (“DSO”) at March 31, 2010 compared to $68.9 million or 58 days DSO at December 31, 2009. Our quarterly DSO results historically increase during the first quarter of each year due to the heavy annual maintenance renewal billings that occur during this time frame and then typically decrease slowly over the remainder of the year. The increase in DSO at March 31, 2010 also includes the impact of receivables assumed in the i2 acquisition, and the DSO result is higher as the calculation only includes two months of i2 revenues. We generated $12.2 million in cash flow from operating activities in first quarter 2010 compared to $33.1 million in first quarter 2009. The decrease in cash flow in first quarter 2010 is due primarily to our net loss for the quarter, which includes $6.7 million of acquisition-related costs, $7.8 million of restructuring charges, the majority of which are related to actions taken as a result of the i2 acquisition and $717,000 of non-recurring, transition-related costs for salaries and retention bonuses for i2 employees that are being retained for a defined period of time. In addition, we had lower cash provided by working capital in the three months ended March 31, 2010 due to the timing and payment of accounts receivable. Accounts receivable increased approximately $7.2 million in the three months ended March 31, 2010 due to increased sales over the past twelve months and decreased $13.6 million in the three months ended March 31, 2009 due primarily to the collection of an unusually large receivable.
          We expect to increase our cash balance during 2010 through the generation of between $100 million to $110 million of operating cash flow, offset in part by approximately $22 million of interest payable on the Senior Notes, $20 million of capital expenditures, $10 million related to the payment of transaction-related costs, and $10 million of cash taxes primarily related to state, local and foreign taxes. The increase in capital expenditures in 2010 is primarily driven by the expansion of our Managed Services offering (approximately $8 million) as well as the addition of i2. While our Managed Services business requires more capital than our other offerings, we expect this business to produce a strong return on investment and form a major component of our organic growth in coming years. Our weighted average outstanding shares are expected to be between 41 million and 42 million for 2010.

Results of Operations
          The following table sets forth a comparison of selected financial information (in thousands), expressed as both a dollar change and percentage change between periods for the three months ended March 31, 2010 and 2009 and as a percentage of total revenues. In addition, the table expresses certain gross margin data as a percentage of software license revenue, maintenance revenue, product revenues or services revenues, as appropriate. The operating results for the three months ended March 31, 2010 include the impact of the i2 acquisition from the date of acquisition (January 28, 2010) through March 31, 2010. The i2 acquisition also impacts the comparability of the information presented in the business segment and geographical regions disclosures that follow. The impact of the i2 acquisition on our product and service revenues in first quarter 2010 is summarized in Significant Trends and Developments in Our Business. The operating expenses of the combined company were co-mingled at the date of acquisition and as a result, no separate disclosure is made of the impact of the i2 acquisition on operating expenses or operating income (loss).

	Three Months ended				2009 to 2010
	March 31,					%
	2010	%	2009	%	$ Change	Change
Revenues:

Software licenses	$24,437	19%	$14,357	17%	$10,080	70%
Subscriptions and other recurring revenue	4,287	3	968	1	3,319	333%
Maintenance	57,060	43	42,997	52	14,063	33%

Product revenues	85,784	65	58,322	70	27,462	47%
Service revenues	45,847	35	25,011	30	20,836	83%

Total revenues	131,631	100%	83,333	100%	48,298	58%

Cost of Revenues:

Software licenses	1,008	1%	602	1%	406	67%
Amortization of acquired software technology	1,576	1	1,008	1	568	56%
Maintenance services	12,033	9	10,549	13	1,484	14%

Product revenues	14,617	11	12,159	15	2,458	20%
Service revenues	38,114	29	21,359	25	16,755	78%

Total cost of revenues	52,731	40	33,518	40	19,213	57%

Gross Profit	78,900	60	49,815	60	29,085	58%

Operating Expenses:

Product development	17,277	13	12,573	15	4,704	37%
Sales and marketing	21,112	16	14,252	17	6,860	48%
General and administrative	17,697	13	11,026	13	6,671	61%

	56,086	42	37,851	45	18,235	48%

Amortization of intangibles	8,566	7	6,076	7	2,490	41%
Restructuring charge	7,758	6	1,430	2	6,328	443%
Acquisition-related costs	6,743	5	—	—	6,743	100%

Operating income (loss)	$(253)	—%	$4,458	6%	(4,711)	(106%)

Gross margins:

Software licenses and subscription revenues		96%		96%
Maintenance		79%		75%
Product revenues		83%		79%
Services revenues		17%		15%

          The following tables set forth selected comparative financial information on revenues for our revised business segments and geographical regions, expressed as a percentage change between first quarter 2010 and 2009. In addition, the tables set forth the contribution of each business segment and geographical region to total revenues in first quarter 2010 and 2009, expressed as a percentage of total revenues. In connection with the acquisition of i2, management approved a realignment of our reportable business segments to better reflect the core business in which we operate, the supply chain management market, and how our chief operating decision maker views, evaluates and makes decisions about resource allocations within our business. As a result of this realignment, we have eliminated Retail and Manufacturing and Distribution as reportable business segments and beginning with first quarter 2010 will report our operations within the following segments:
•	Supply Chain. This reportable business segment includes all revenues related to applications and services sold to customers in the supply chain management market. The majority of our products are specifically designed to provide customers with one synchronized view of product demand while managing the flow and allocation of materials, information, finances and other resources across global supply chains, from manufacturers to distribution centers and transportation networks to the retail store and consumer (collectively, the “Supply Chain”). This segment combines all revenues previously reported by the Company under the Retail and Manufacturing and Distribution reportable business segments and includes all revenues related to i2 applications and services.

•	Services Industries. This reportable business segment includes all revenues related to applications and services sold to customers in service industries such as travel, transportation, hospitality, media and telecommunications. The Services Industries segment is centrally managed by a team that has global responsibilities for this market.
Business Segments

		Services
	Supply Chain	Industries
	2010 vs 2009	2010 vs 2009
Software licenses and subscriptions	100%	(15)%
Maintenance services	32%	49%

Product revenues	49%	11%
Service revenues	87%	43%

Total revenues	60%	25%

Product development	37%	51%
Sales and marketing	51%	23%

Operating income	80%	(31%)

			Services
	Supply Chain		Industries
	2010	2009	2010	2009
Contribution to total revenues	95%	94%	5%	6%
Geographical Regions

	The Americas	Europe	Asia/Pacific
	2010 vs 2009	2010 vs 2009	2010 vs 2009

Software licenses and subscriptions	70%	70%	319%
Maintenance services	26%	33%	94%

Product revenues	38%	42%	150%
Service revenues	58%	92%	333%

Total revenues	45%	52%	205%

	The Americas		Europe		Asia/Pacific
	2010	2009	2010	2009	2010	2009
Contribution to total revenues	67%	73%	19%	20%	14%	7%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Software License and Subscription Results by Region.
          The following table summarizes software license and subscription revenues by region for first quarter 2010 and 2009:

	Three Months Ended March 31,
Region	2010	2009	$Change	% Change
Americas	$18,916	$11,105	$7,811	70%
Europe	5,403	3,170	2,233	70%
Asia/Pacific	4,405	1,050	3,355	320%

Total	$28,724	$15,325	$13,399	87%

          The increase in software license and subscription revenues in each region in first quarter 2010 compared to first quarter 2009 is due primarily to the incremental revenues provided from four large transactions for i2 products and the recurring subscription revenues on contracts assumed in the i2 acquisition.
          The following table summarizes the number of large transactions by region for first quarter 2010 and 2009:

	# of Large Transactions
	Three Months Ended March 31,
	2010			2009
Region	JDA	i2	Total
Americas	3	1	4	2
Europe	—	2	2	1
Asia/Pacific	1	1	2	—

Total	4	4	8	3

          We continue to have significant back-selling opportunities as 71% and 62% of our software license and subscription revenues in first quarter 2010 and 2009, respectively, came from our install-base customers. We closed 51 new software deals in first quarter 2010 compared to 46 in first quarter 2009 and our average selling price (“ASP”) was $618,000 for the 12-month period ended March 31, 2010 compared to $697,000 for the 12-month period ended March 31, 2009 which included the impact of an unusually large transaction from fourth quarter 2008. The 12-month period ended March 31, 2010 represents the sixth consecutive quarter our trailing 12-month ASP has exceeded $600,000.
Software License and Subscription Results by Reportable Business Segment.
          Supply Chain. Software license and subscription revenues in this reportable business segment increased 100% in first quarter 2010 compared to first quarter 2009, due primarily to the incremental revenues provided from four large transactions for i2 products and the recurring subscription revenues on contracts assumed in the i2 acquisition. In total, there were eight large transactions in this reportable business segment in first quarter 2010 compared to two in first quarter 2009.
          Services Industries. Software license revenues in this reportable business segment decreased 15% in first quarter 2010 compared to first quarter 2009, due to a decrease in the number of large transactions. There were no large transactions in this reportable business segment in first quarter 2010 compared to one in first quarter 2009. The large transaction in first quarter 2009 is being recognized on a percentage of completion basis including approximately 2% of the related software license fees in first quarter 2010 compared to approximately 20% in first quarter 2009.
Maintenance Services
          Maintenance services revenues increased $14.1 million, or 33%, to $57.1 million in first quarter 2010 compared to $43.0 million in first quarter 2009, and represented 43% and 52% of total revenues, respectively, in these periods. The increase is due primarily to $10.6 million of new incremental maintenance revenues from the i2 products. In addition, favorable foreign exchange rate variances increased maintenance services revenues in first quarter 2010 by $1.6 million compared to first quarter 2009 due primarily to the weakening of the U.S. Dollar against European currencies. Excluding the impact of the $10.6 million of new incremental maintenance from the i2 products and the favorable foreign exchange rate variance, maintenance services revenues increased approximately $1.8 million in first quarter 2010 compared to first quarter 2009 as maintenance revenues from new software sales, rate increases on annual renewals and reinstatements of previously suspended and cancelled maintenance agreements more than offset decreases in recurring maintenance revenues due to attrition.
Service Revenues
          Service revenues, which include consulting services, managed services, training revenues, net revenues from our hardware reseller business and reimbursed expenses, increased $20.8 million, or 83%, to $45.8 million in first quarter 2010 compared to $25.0 million in first quarter 2009. The increase is due primarily to $13.8 million of new incremental service revenues from the i2 products. Excluding these incremental revenues our core consulting services business increased approximately $7.0 million in first quarter 2010 compared to first quarter 2009, primarily as a result of our improved software sales performance over the past three years.
          Fixed bid consulting services work represented 22% of total consulting services revenue in first quarter 2010 compared to 9% in first quarter 2009.
Cost of Product Revenues
          Cost of Software Licenses. The increase in cost of software licenses in first quarter 2010 compared to first quarter 2009 is due primarily to an increase in royalties on embedded third-party software applications and an increase in royalties on certain third party applications that we resell. A large portion of our software revenue mix comes from products that have embedded third-party applications and/or require payment of higher royalty fee obligations, in particular the applications we acquired from Manugistics and i2.
          Amortization of Acquired Software Technology. The increase in amortization of acquired software technology in first quarter 2010 compared to first quarter 2009 is due primarily to the amortization on software technology acquired in the i2 acquisition.
          Cost of Maintenance Services. Cost of maintenance services increased $1.5 million, or 14%, to $12.0 million in first quarter 2010 compared to $10.5 million in first quarter 2009. The increase is due primarily to an increase in salaries and related benefits resulting from the associates added in the i2 acquisition, a $294,000 increase in incentive compensation and a $217,000 increase in maintenance royalties and fees paid to third parties who provide first level support to certain of our customers. As of March 31, 2010 we had 399 employees in customer support functions compared to 297 at December 31, 2009 and 301 at March 31, 2009.
Cost of Service Revenues
          Cost of service revenues increased $16.8 million, or 78%, to $38.1 million in first quarter 2010 compared to $21.4 million in first quarter 2009. The increase is due primarily to an increase in salaries and related benefits resulting from the associates added in the i2 acquisition, a $2.6 million increase in incentive compensation, a $2.0 million increase in outside contractor costs, a $921,000 increase in reimbursed expenses and a $651,000 increase in travel costs. As of March 31, 2010 we had 1,010 employees in service functions compared to 456 at December 31, 2009 and 439 at March 31, 2009.
Operating Expenses
          Operating expenses, excluding amortization of intangibles, restructuring charges and acquisition-related costs were $56.1 million in first quarter 2010 compared to $37.9 million in first quarter 2009 and represented 43% and 45% of total revenues, respectively.
          Product Development. Product development expense increased $4.7 million, or 37%, to $17.3 million in first quarter 2010 compared to $12.6 million in first quarter 2009 and represented 13% and 15% of total revenues, respectively. The increase is due primarily to an increase in salaries and related benefits resulting from the associates added in the i2 acquisition and a $947,000 increase in incentive compensation. As of March 31, 2010 we had 849 people in product development functions compared to 607 at December 31, 2009 and 566 at March 31, 2009.
          Sales and Marketing. Sales and marketing expense increased $6.9 million, or 48%, to $21.1 million in first quarter 2010 compared to $14.3 million in first quarter 2009 and represented 16% and 17% of total revenues, respectively. The increase is due primarily to an increase in salaries and related benefits resulting from the associates added in the i2 acquisition, a $2.3 million increase in incentive compensation that includes a $1.8 million increase in commissions resulting from the increase in software license sales and a $523,000 increase in travel costs. As of March 31, 2010 we had 323 people in sales and marketing functions compared to 224 at December 31, 2009 and 217 at March 31, 2009, including quota carrying sales associates of 96, 75 and 68, respectively.

          General and Administrative. General and administrative expense increased $6.7 million, or 61%, to $17.7 million in first quarter 2010 compared to $11.0 million in first quarter 2009 and represented approximately 13% of total revenues in both periods. The increase is due primarily to an increase in salaries and related benefits resulting from the associates added in the i2 acquisition, a $2.0 million increase in legal costs, a $1.7 million increase in incentive compensation that includes a $961,000 increase in share-based compensation resulting from an increase in the value of potential equity awards under the 2010 Performance Plan compared to the 2009 Performance Plan and the costs associated with certain equity inducement awards granted to new executive officers, $717,000 of non-recurring, transition-related costs for salaries and retention bonuses for i2 employees that are being retained for a defined period of time and a $254,000 increase in outside contractor costs. As of March 31, 2010 we had 352 people in general and administrative functions compared to 245 at December 31, 2009 and 237 at March 31, 2009.
          Amortization of Intangibles. The increase in amortization of intangibles in first quarter 2010 compared to first quarter 2009 is due primarily to the amortization on customer list and trademark intangible assets acquired in the i2 acquisition, offset in part to the cessation of amortization on certain trademark intangibles from prior acquisitions that are now fully amortized.
          Restructuring Charges. We recorded restructuring charges of $7.8 million in first quarter 2010 for termination benefits, office closures and contract terminations associated with the acquisition of i2 and the continued transition of additional on-shore activities to our CoE facilities. The charges include $5.2 million for termination benefits related to a workforce reduction of 86 FTE primarily in product development, sales, information technology and other administrative positions in each of our geographic regions. In addition, the charges include $2.5 million for estimated costs to close and integrate redundant office facilities and for the integration of information technology and termination of certain i2 contracts that have no future economic benefit to the Company and are incremental to the other costs that will be incurred by the combined Company. The first quarter 2010 charges also include immaterial adjustments to increase reserves recorded for restructuring activities in prior periods.
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
          Acquisition-Related Costs. During first quarter 2010 we expensed approximately $6.7 million of costs related to the acquisition of i2 on January 28, 2010. These costs consist primarily of investment banking fees, commitment fees on unused bank financing, legal and accounting fees.
Operating Income
          We incurred an operating loss of $253,000 in first quarter 2010 compared to operating income of $4.5 million in first quarter 2009. The operating loss in first quarter 2010 includes restructuring charges of $7.8 million for termination benefits, office closures and contract terminations associated with the acquisition of i2 and the continued transition of additional on-shore activities to our CoE facilities, $6.7 million of costs related to the acquisition of i2 and $717,000 of non-recurring, transition-related costs for salaries and retention bonuses for i2 employees that are being retained for a defined period of time. Operating income in first quarter 2009 was reduced by $1.4 million of restructuring charges. Excluding the impact of these non-recurring costs, operating income increased $9.1 million in first quarter 2010 compared to first quarter 2009, due primarily to the $29.1 million increase in gross profit resulting from the increase in total revenues, offset in part by an $18.2 million increase in operating expenses, excluding amortization of intangibles, restructuring charges and acquisition-related costs.
          The combined operating income reported in the reportable business segments excludes $40.8 million and $18.5 million of general and administrative expenses and other charges in first quarter 2010 and 2009, respectively, that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segments.
Other Income (Expense)

          Interest Expense and Amortization of Loan Fees. The increase in interest expense and amortization of loan fees in first quarter 2010 compared to first quarter 2009 is due primarily to $5.5 million of interest on the Senior Notes issued and amortization of $427,000 on the original issue discount on the Senior Notes and related loan origination fees.
          Interest Income and Other, Net. The increase in interest income and other, net in first quarter 2010 compared to first quarter 2009 is due primarily to changes in foreign currency gains and losses. We recorded a net foreign currency exchange gain of $961,000 in first quarter 2010 compared to a net foreign currency exchange loss of $318,000 in first quarter 2009.
Income Tax Provision
          Income taxes are provided using the liability method. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted by any discrete events, which are reported in the period in which they occur. This estimate is re-evaluated each quarter based on our estimated tax expense for the year. The method used to calculate the Company’s effective rate for the three months ended March 31, 2010 is different from the method used to calculate the effective rate for the three months ended March 31, 2009. The change in the method used is due to the Company’s ability to forecast income by jurisdiction and reliably estimate an overall annual effective tax rate.
          We recorded an income tax benefit of $948,000 for the three months ended March 31, 2010 and an income tax provision of $1.3 million for the three months ended March 31, 2009, representing effective income tax rates of 18% and 34%, respectively. Our effective income tax rate during the three months ended March 31, 2010 and 2009 differed from the 35% U.S. statutory rate primarily due to the mix of revenue by jurisdiction, changes in our liability for uncertain tax positions, state income taxes (net of federal benefit), and items not deductible for tax, including those related to certain costs the Company incurred in the acquisition of i2 Technologies, Inc. during the first quarter of 2010.
Liquidity and Capital Resources
          We had working capital of $150.9 million at March 31, 2010 compared to $345.7 million at December 31, 2009. The working capital balances at March 31, 2010 and December 31, 2009 include $155.8 million and $76.0 million, respectively, in cash and cash equivalents. In addition, the working capital balance at December 31, 2009 included $287.9 million of restricted cash, consisting primarily of net proceeds from the issuance of the Senior Notes (see Contractual Obligations), which together with cash on hand at JDA and i2, was used to fund the cash portion of the merger consideration in the acquisition of i2 on January 28, 2010. We received $154.4 million in cash collections in first quarter 2010 and as of March 31, 2010 we were in a net debt position of $107.5 million.
          Net accounts receivable were $107.9 million or 74 days sales outstanding (“DSO”) at March 31, 2010 compared to $68.9 million or 58 days DSO at December 31, 2009. Our quarterly DSO results historically increase during the first quarter of each year due to the heavy annual maintenance renewal billings that occur during this time frame and then typically decrease slowly over the remainder of the year. The increase in DSO at March 31, 2010 also includes the impact of receivables assumed in the i2 acquisition and the DSO result is higher as the calculation only includes two months of i2 revenues. DSO results can fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenues that comes from software license sales which typically have installment payment terms, seasonality, shifts in customer buying patterns, the timing of customer payments and annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.
          Operating activities provided cash of $12.2 million in first quarter 2010 compared to $33.1 million in first quarter 2009. The principal sources of our cash flow from operations are typically net income adjusted for depreciation and amortization and bad debt provisions, collections on accounts receivable, and increases in deferred maintenance revenue. The decrease in cash flow in first quarter 2010 is due primarily to our net loss for the quarter, which includes $6.7 million of acquisition-related costs, $7.8 million of restructuring charges, the majority of which are related to actions taken as a result of the i2 acquisition and $717,000 of non-recurring, transition-related costs for salaries and retention bonuses for i2 employees that are being retained for a defined period of time. In addition, we had lower cash provided by working capital in the three months ended March 31, 2010 due to the timing and payment of accounts receivable. Accounts receivable increased approximately $7.2 million in the three months ended March 31, 2010 due to increased sales over the past twelve months and decreased $13.6 million in the three months ended March 31, 2009 due primarily to the collection of an unusually large receivable.
          Investing activities provided cash of $61.4 million in first quarter 2010 and utilized cash of $1.8 million in first quarter 2009. Cash provided from investing activities in first quarter 2010 includes a $276.2 million change in restricted cash offset by the $213.4 million of net cash expended to acquire i2. Investing activities also include purchases of property and equipment of $533,000 and $1.0 million in first quarter 2010 and 2009, respectively, and the payment of direct costs related to prior acquisitions of $850,000 and $817,000, respectively.
          Financing activities provided cash of $7.5 million in first quarter 2010 and utilized cash of $713,000 in first quarter 2009. Cash provided by financing activities in first quarter 2010 includes $10.9 million in proceeds from the issuance of stock ($9.7 million from the exercise of stock options and $1.2 million from the purchase of common stock under the Employee Stock Purchase Plan), offset in part by $3.4 million in treasury stock repurchases. Cash utilized in financing activities in first quarter 2009 includes $3.2 million in treasury stock repurchases, offset in part by $2.5 million in proceeds from the issuance of stock ($1.4 million from the exercise of stock options and $1.1 million from the purchase of common stock under the Employee Stock Purchase Plan).
          Changes in the currency exchange rates of our foreign operations had the effect of decreasing cash by $1.2 million and $219,000 in first quarter 2010 and 2009, respectively. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the short-term foreign currency exchange exposure associated with foreign currency denominated assets and liabilities which exist as part of our ongoing business operations. We do not hedge the potential impact of foreign currency exposure on our ongoing revenues and expenses from foreign operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign currency denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days and are not designated as hedging instruments. Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.
          Treasury Stock Repurchases. On March 5, 2009, the Board adopted a program to repurchase up to $30.0 million of our common stock in the open market or in private transactions at prevailing market prices during the 12-month period ending March 10, 2010. During first quarter 2009, we repurchased 229,912 shares of our common stock under this program for $2.5 million at prices ranging from $10.34 to $11.00 per share. No shares were purchased under this program in first quarter 2010.
          During first quarter 2010 and 2009, we also repurchased 115,775 and 58,161 shares, respectively, tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted shares under the 2005 Performance Incentive Plan. These shares were repurchased for $3.2 million at prices ranging from $25.47 to $28.27 in first quarter 2010 and for $701,000 at prices ranging from $9.92 to $13.43 in first quarter 2009.
          Contractual Obligations. We currently lease office space in the Americas for 15 regional sales and support offices across the United States and Latin America, and for 22 other international sales and support offices located in major cities throughout Europe, Asia, Australia, Japan and our CoE facilities in Bangalore and Hyderabad, India. The leases are primarily non-cancelable operating leases with initial terms ranging from one to 20 years that expire at various dates through the year 2018. None of the leases contain contingent rental payments; however, certain of the leases contain scheduled rent increases and renewal options. We expect that in the normal course of business most of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. In addition, we lease various computers, telephone systems, automobiles, and office equipment under non-cancelable operating leases with initial terms ranging from 12 to 48 months. Certain of the equipment leases contain renewal options and we expect that in the normal course of business some or all of these leases will be renewed or replaced by other leases.
          There have been no material changes in our contractual obligations and other commercial commitments since the end of fiscal year 2009 except for assumed lease obligations in connection with our acquisition of i2 on January 28, 2010. Information regarding our contractual obligations and commercial commitments, including those assumed in the acquisition of i2, is provided in our Annual Report on Form 10-K for the year ended December 31, 2009.
          We expect to increase our cash balance during 2010 through the generation of between $100 million to $110 million of operating cash flow, offset in part by approximately $22 million of interest payable on the Senior Notes, $20 million of capital expenditures, $10 million related to the payment of transaction-related costs, and $10 million of cash taxes primarily related to state, local and foreign taxes. The increase in capital expenditures in 2010 is primarily driven by the expansion of our Managed Services offering (approximately $8 million) as well as the addition of i2.
          We believe our cash and cash equivalents and net cash provided from operations will provide adequate liquidity to meet our normal operating requirements for the foreseeable future. A major component of our positive cash flow is the collection of accounts receivable and the generation of cash earnings.

Critical Accounting Policies
          There were no significant changes in our critical accounting policies during first quarter 2010. We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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

Subscription and other recurring revenues include fees for access rights to software solutions that are offered under a subscription-based delivery model where the users do not take possession of the software. Under this model, the software applications are hosted by the Company or by a third party and the customer accesses and uses the software on an as-needed basis over the internet or via a dedicated line. The underlying arrangements typically include (i) a single fee for the service that is billed monthly, quarterly or annually, (ii) cover a period from 36 to 60 months and (iii) do not provide the customer with an option to take delivery of the software at any time during or after the subscription term. Subscription revenues are recognized ratably over the subscription term beginning on the commencement dates of each contract.

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

Consulting and training services, when sold with subscription offerings, are accounted for separately if they have standalone value to the customer and there is objective and reliable evidence of fair value for the undelivered elements. In these situations, the consulting and training revenues are recognized as the services are rendered for time and material contracts or when milestones are achieved and accepted by the customer under fixed price service contracts. If the consulting and training services sold with the subscription offerings do not quality for separate accounting, all fees from the arrangement are treated as a single unit of accounting and recognized ratably over the subscription term.

Managed service offerings are separately price and stated in our arrangements with the related revenues included in consulting revenues. Managed services typically include implementation lab services, advance customer support and software and hardware administration services, and are billed monthly, quarterly or annually with the revenue recognized ratably over the term of the contract. Revenues from our hardware reseller business are also included in consulting revenues, reported net (i.e., the amount billed to a customer less the amount paid to the supplier) and recognized upon shipment of the hardware.

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

•	Business Combinations. The acquisition of i2 on January 28, 2010 is being accounted for at fair value under the acquisition method of accounting. However, the purchase price allocation has not been finalized. We are still in the process of obtaining all information necessary to determine the fair values of the acquired assets and we have retained an independent third party appraiser for the intangible assets to assist management in its valuation. This could result in adjustments to the carrying value of the assets and liabilities acquired, the useful lives of intangible assets and the residual amount allocated to goodwill.

The preliminary allocation of the purchase price is based on the best estimates of management and is subject to revision based on the final valuations and estimates of useful lives. Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, are expensed in the period incurred; (ii) non-controlling interests are valued at fair value at the acquisition date; (iii) in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; (iv) restructuring costs associated with a business combination are expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date are recognized through income tax expense.

•	Goodwill and Other Identifiable Intangible Assets. Our business combinations have typically resulted in goodwill and other identifiable intangible assets. These intangible assets affect the amount of future period amortization expense and potential impairment charges we may incur. The determination of the value of such intangible assets and the annual impairment tests that we perform require management to make estimates of future revenues, customer retention rates and other assumptions that affect our consolidated financial statements.

Goodwill is tested annually for impairment, or more frequently if events or changes in business circumstances indicate the asset might be impaired, by comparing a weighted average of the fair value of future cash flows under the “Discounted Cash Flow Method of the Income Approach” and the “Guideline Company Method” to the carrying value of the goodwill allocated to our reporting units. We found no indication of impairment of our goodwill balances during first quarter 2010 with respect to the goodwill allocated to our Supply Chain and Services Industries reportable business segments. Absent future indications of impairment, the next annual impairment test will be performed in fourth quarter 2010.

Customer-based intangible assets include customer lists, maintenance relationships and future technological enhancements, service relationships and covenants not-to-compete. Customer-based intangible assets are amortized on a straight-line basis over estimated useful lives ranging from one to 13 years. The values allocated to customer list intangibles are based on the projected economic life of each acquired customer base, using historical turnover rates and discussions with the management of the acquired companies. We estimate the economic lives of these assets using the historical life experiences of the acquired companies as well as our historical experience with similar customer accounts for products that we have developed internally. We review customer attrition rates for each significant acquired customer group on annual basis, or more frequently if events or circumstances change, to ensure the rate of attrition is not increasing and if revisions to the estimated economic lives are required. We have initially recorded $76.2 million of customer-based intangible assets in connection with the acquisition of i2.

Technology-based intangible assets include acquired software technology. Acquired software technology is capitalized if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. Amortization of software technology is reported in the consolidated statements of operations in cost of revenues under the caption “Amortization of acquired software technology.” Software technology is amortized on a product-by-product basis with the amortization recorded for each product being the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The estimated economic lives of our acquired software technology range from 5 years to 15 years. We have initially recorded $25.6 million of Technology-based intangible assets in connection with the acquisition of i2.

Marketing-based intangible assets include trademarks and trade names. Trademarks are being amortized on a straight-line basis over estimated useful lives of five years. We have initially recorded $14.3 million of Marketing-based intangible assets in connection with the acquisition of i2.

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

As of March 31, 2010 we have approximately $14.7 million of unrecognized tax benefits that would impact our effective tax rate if recognized, some of which relate to uncertain tax positions associated with the acquisition of Manugistics and i2. Future recognition of uncertain tax positions resulting from the acquisition of Manugistics will be treated as a component of income tax expense rather than as a reduction of goodwill. During first quarter 2010, there were no significant changes in the unrecognized tax benefits recorded, other than the recording of i2’s unrecognized tax benefits. It is reasonably possible that approximately $8.5 million of unrecognized tax benefits will be recognized within the next twelve months. We have placed a valuation allowance against the Arizona research and development credit as we do not expect to be able to utilize it prior to its expiration.

We treat interest and penalties related to uncertain tax positions as a component of income tax expense including accruals of $429,000 in first quarter 2010 and $118,000 in first quarter 2009. As of March 31, 2010 and December 31, 2009 there are approximately $5.0 million and $2.3 million, respectively of interest and penalty accruals related to uncertain tax positions which are reflected in the consolidated balance sheet under the caption “Liability for uncertain tax positions.” To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction to tax expense.

•	Share-Based Compensation. Our 2005 Performance Incentive Plan, as amended (“2005 Incentive Plan”) provides for the issuance of up to 3,847,000 shares of common stock to employees, consultants and directors under stock purchase rights, stock bonuses, restricted stock, restricted stock units, performance awards, performance units and deferred compensation awards. The 2005 Incentive Plan contains certain restrictions that limit the number of shares that may be issued and the amount of cash awarded under each type of award, including a limitation that awards granted in any given year can represent no more than two percent (2%) of the total number of shares of common stock outstanding as of the last day of the preceding fiscal year. Awards granted under the 2005 Incentive Plan are in such form as the Compensation Committee shall from time to time establish and the awards may or may not be subject to vesting conditions based on the satisfaction of service requirements or other conditions, restrictions or performance criteria including the Company’s achievement of annual operating goals. Restricted stock and restricted stock units may also be granted under the 2005 Incentive Plan as a component of an incentive package offered to new employees or to existing employees based on performance or in connection with a promotion, and will generally vest over a three-year period, commencing at the date of grant. We measure the fair value of awards under the 2005 Incentive Plan based on the market price of the underlying common stock as of the date of grant. The fair value of each award is amortized over the applicable vesting period of the awards using graded vesting and reflected in the consolidated statements of operations under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”

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

Stock Option Plans. We maintained various stock option plans through May 2005 (“Prior Plans”). The Prior Plans provided for the issuance of shares of common stock to employees, consultants and directors under incentive and non-statutory stock option grants. Stock option grants under the Prior Plans were made at a price not less than the fair market value of the common stock at the date of grant, generally vested over a three to four-year period commencing at the date of grant and expire in ten years. Stock options are no longer used for share-based compensation and no grants have been made under the Prior Plans since 2004. With the adoption of the 2005 Incentive Plan, we terminated all Prior Plans except for those provisions necessary to administer the outstanding options, all of which are fully vested. As of March 31, 2010, we had approximately 719,000 vested stock options outstanding with exercise prices ranging from $10.33 to $27.50 per share.

Employee Stock Purchase Plan. Our employee stock purchase plan (“2008 Purchase Plan”) has an initial reserve of 1,500,000 shares and provides eligible employees with the ability to defer up to 10% of their earnings for the purchase of our common stock on a semi-annual basis at 85% of the fair market value on the last day of each six-month offering period that begin on February 1st and August 1st of each year. The 2008 Purchase Plan is considered compensatory and, as a result, stock-based compensation is recognized on the last day of each six-month offering period in an amount equal to the difference between the fair value of the stock on the date of purchase and the discounted purchase price. A total of 44,393 shares of common stock were purchased on January 31, 2010 at a price of $22.28 and we recorded $175,000 of related share-based compensation expense. A total of 100,290 shares of common stock were purchased on February 1, 2009 at a price of $9.52 and we recognized $169,000 in share-based compensation expense in connection with such purchases. The share-based compensation expense in connection with these purchases, which is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”

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

At March 31, 2010, we had forward exchange contracts with a notional value of $83.3 million and an associated net forward contract receivable of $337,000 determined on the basis of Level 2 inputs. At December 31, 2009, we had forward exchange contracts with a notional value of $37.9 million and an associated net forward contract liability of $354,000 determined on the basis of Level 2 inputs. These derivatives are not designated as hedging instruments. The forward contract receivables or liabilities are included in the condensed consolidated balance sheet under the captions, “Prepaid expenses and other current assets” or “Accrued expenses and other liabilities” as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded net foreign currency exchange contract gain of $961,000 in first quarter 2010 and a net foreign currency exchange contract loss of $318,000 in first quarter 2009, which are included in the condensed consolidated statements of income under the caption “Interest Income and other, net.”
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

     In December 2009, FASB issued a new guidance for improvements to financial reporting by enterprises involved with variable interest entities. The new guidance provides an amendment to its consolidation guidance for variable interest entities and the definition of a variable interest entity and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This amendment also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and is effective for reporting periods beginning after December 15, 2009. There was no significant impact from adoption of this guidance on our consolidated financial position or results of operations.
     In January 2010, FASB issued an amendment to its accounting guidance for fair value measurements which adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements. The revised guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amendment is effective for the first reporting period beginning after December 15, 2009, except for the requirements to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. There was no significant impact from adoption of this guidance on our consolidated financial position or results of operations.
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
          Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign currency denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 40% of our total revenues in 2009 and 43% in first quarter 2010. In addition, the identifiable net assets of our foreign operations totaled 23% and 19% of consolidated net assets at March 31, 2010 and December 31, 2009, respectively. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting an unrealized foreign currency exchange losses of $561,000 and $614,000 in the three months ended March 31, 2010 and 2009, respectively.
          The foreign currency exchange loss in first quarter 2010 resulted primarily from the strengthening of the U.S. Dollar, particularly against the British Pound and the Euro. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net working capital as of March 31, 2010 to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the March 31, 2010 rates would result in a currency translation loss of $319,000 before tax.
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
          At March 31, 2010, we had forward exchange contracts with a notional value of $83.3 million and an associated net forward contract receivable of $337,000 determined on the basis of Level 2 inputs. At December 31, 2009, we had forward exchange contracts with a notional value of $37.9 million and an associated net forward contract payable of $354,000 determined on the basis of Level 2 inputs. These derivatives are not designated as hedging instruments. The forward exchange contract receivables or liabilities are included in the condensed consolidated balance sheet under the captions “Prepaid expenses and other current assets” or “Accrued expenses and other liabilities” as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded a foreign currency exchange contract gain of

$961,000 in first quarter 2010 and a foreign currency exchange contract loss of $318,000 in first quarter 2009, which are included in condensed consolidated statements of income under the caption “Interest income and other, net.”
          Interest rates. Excess cash balances as of March 31, 2010 and December 31, 2009 are included in our operating account. Cash balances in foreign currencies overseas are also operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on investments is reflected in our financial statements under the caption “Interest income and other, net.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.
          We issued $275 million of Senior Notes in December 2009 at an initial offering price of 98.988% of the principal amount. The net proceeds from the sale of the Senior Notes, which exclude the original issue discount ($2.8 million) and other debt issuance costs ($6.7 million) were placed in escrow and subsequently used, together with cash on hand at JDA and i2, to fund the cash portion of the merger consideration in the acquisition of i2 on January 28, 2010. The Senior Notes mature in 2014. Interest accrues on the Senior Notes at a fixed rate of 8% per annum, payable semi-annually in cash on June 15 and December 15 of each year, commencing on June 15, 2010. The interest is computed on the basis of a 360-day year comprised of twelve 30-day months.
Item 4: Controls and Procedures
          Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. The phrase “disclosure controls and procedures” is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”) and refers to those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “Commission”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on March 31, 2010 were effective to ensure that information required to be disclosed in our reports to be filed under the Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding disclosures and is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
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
          There were no changes in our internal controls over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          We are involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not currently believe the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.
          On April 29, 2009, i2 filed a lawsuit for patent infringement against Oracle Corporation (NASDAQ: ORCL). The lawsuit, filed in the United States District Court for the Eastern District of Texas, alleges infringement of 11 patents related to supply chain management, available to promise software and other enterprise software applications. As a result of our acquisition of i2 on January 28, 2010, i2 is now a wholly-owned subsidiary of the Company. On April 22, 2010, Oracle filed counterclaims against i2 and JDA Software Group, Inc. alleging the infringement by i2 of five Oracle patents.
Item 1A. Risk Factors
     We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes material risks and uncertainties that we believe may adversely affect our business, financial condition, results of operations or the market price of our stock. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2010 and for the three months then ended contained elsewhere in this Form 10-Q.
Risks Related To Our Business
We may not be able to sustain profitability in the future.
          We incurred a net operating loss of $4.3 million in first quarter 2010 compared to net income of $2.6 million in first quarter 2009, and net income of $26.3 million and $3.1 million for the years ended December 31, 2009 and 2008, respectively. Our ability to sustain profitability will depend, in part, on our ability to:
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
          After the acquisition of i2, we have $275 million of long-term debt. Cash flow from operations was $12.2 million in first quarter 2010 and includes the impact of i2 from the January 28, 2010 (date of acquisition) through March 31, 2010. Cash flow from operations, without the cash flow from i2, was $33.1 million in first quarter 2009, and $96.5 million and $47.1 million in the years ended December 31, 2009 and 2008, respectively. Our indebtedness could have significant adverse effects on our business, including the following:

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
We may incur substantial additional indebtedness that could further exacerbate the risks associated with our indebtedness.
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
          Each of these circumstances adds to the difficulty of accurately forecasting the timing of deals. We expect to experience continued difficulty in accurately forecasting the timing of deals. If we receive any significant cancellation or deferral of customer orders, or if we are unable to conclude license negotiations by the end of a fiscal quarter, our quarterly operating results will be lower than anticipated.
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
          A portion of our consulting services revenues are derived under fixed price arrangements that require us to provide identified deliverables for a fixed fee. During first quarter 2010 approximately 22% of our consulting services revenues were derived under fixed price arrangements, compared to 9% in first quarter 2009 and 15% in each of the years ended December 31, 2009 and 2008. With the acquisition of i2, the percentage of consulting services revenues derived under fixed price arrangements may increase. Our failure to meet our contractual obligations under fixed price contracts within our estimated cost structure may result in our having to record the cost related to the performance of services in the period that the services were rendered, but delay the timing of revenue recognition to a future period in which the obligations are met, which may cause our operating results to suffer.
We may have difficulty developing our new managed services offering, which could reduce future revenue growth opportunities.
          We have limited experience operating our applications for our customers under our Managed Services offering, either on a hosted or remote basis. We began these services in late 2009 and through March 31, 2010 they represented a very small part of our revenues. We have hired management personnel with significant expertise in operating a managed services business, and we have begun to make capital expenditures for this business. We may encounter difficulties developing our Managed Services into a mature services offering, or the rate of adoption by our customers may be slower than anticipated. If our Managed Services business does not grow or operate as expected, it could divert management resources, harm our strategy and reduce opportunities for future revenue growth.
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
          We may need to litigate to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. As a result of any such litigation, we could lose our ability to enforce one or more patents or incur substantial unexpected operating costs. Any action we take to enforce our intellectual property rights could be costly and could absorb significant management time and attention, which, in turn, could negatively impact our operating results. Our patent infringement lawsuit against Oracle, originally brought by i2 against Oracle alleging the infringement by Oracle of certain i2 patents, and Oracle’s corresponding patent infringement counterclaim against us is an example of such intellectual property litigation. In addition, failure to protect our trademark rights could impair our brand identity.
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
          We license and integrate technology from third parties in certain of our software products. Our third-party licenses generally require us to pay royalties and fulfill confidentiality obligations. If we are unable to continue to license any of this third party software, or if the third party licensors do not adequately maintain or update their products, we would likely face delays in the releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our software products. These delays, if they occur, could harm our business, operating results and financial condition. It is also possible that intellectual property acquired from third parties through acquisitions, mergers, licenses, or otherwise obtained may not have been adequately protected, or infringes another parties intellectual property rights.
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
          International revenues represented approximately 43% of our total revenues in first quarter 2010 and approximately 40% of our total revenues in the three years ended December 31, 2009, 2008 and 2007, or 40%, 40% and 41% on a pro forma basis, after giving effect to acquisition of i2, and we expect to generate a significant portion of our revenues from international sales in the future.
          Our international business operations are subject to risks associated with international activities, including:
•	currency fluctuations, the impact of which could significantly increase as a result of:
•	our continuing expansion of the CoE in India; and

•	the acquisition of i2, as the majority of i2’s international expenses, including the compensation expense of over 65% of its employees, is denominated in currencies other than the U.S. Dollar;
•	higher operating costs due to the need to comply with local laws or regulations;

•	lower margins on consulting services;

•	competing against low-cost service providers;

•	unexpected changes in employment and other regulatory requirements;

•	tariffs and other trade barriers;

•	costs and risks of adapting our products for use in foreign countries;

•	longer payment cycles in certain countries;

•	potentially negative tax consequences;

•	difficulties in staffing and managing geographically disparate operations;

•	greater difficulty in safeguarding intellectual property, licensing and other trade restrictions;

•	ability to negotiate and have enforced favorable contract provisions;

•	repatriation of earnings;

•	the challenges of finding qualified management for our international operations;

•	general economic conditions in international markets; and

•	developing and deploying the skills required to service our broad set of product offerings across the markets we serve.
          We expect that an increasing portion of our international software license, consulting services and maintenance services revenues will be denominated in foreign currencies, subjecting us to fluctuations in foreign currency exchange rates. If we expand our international operations, exposures to gains and losses on foreign currency transactions may increase. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the foreign currency exchange exposure associated with net short-term foreign denominated assets and liabilities which exist as part of our ongoing business operations but we do not hedge ongoing or anticipated revenues, costs and expenses, including the additional costs we expect to incur with the expansion of our CoE in India. We cannot guarantee that any currency exchange strategy would be successful in avoiding exchange-related losses.
If we experience expansion delays or difficulties with our Center of Excellence in India, our costs may increase and our margins may decrease.
          We are continuing the expansion of our CoE facilities located in Hyderabad and Bangalore, India. In order to take advantage of cost efficiencies associated with India’s lower wage scale, we expanded the CoE during 2008 beyond a research and development center to include consulting services, customer support and information technology resources. We believe that a properly functioning CoE will be important in achieving desired long-term operating results. Although we have not yet fully utilized certain of the service capabilities of the CoE, we believe progress is being made. We are satisfied with the progress of our product development, information technology and other administrative support functions at the CoE. We are also beginning to gain leverage from the CoE in our consulting services business, and we expect the overall share of consulting services work performed by the CoE will continue to increase. We also believe there are additional opportunities to further leverage the CoE in our customer support organization. If we encounter any delays in our efforts to increase the utilization of our services resources at the CoE, it may have an overall effect of reducing our consulting services margins and negatively impacting our operating results. Additional risks associated with our CoE strategy include, but are not limited to:
•	the slower-than-expected rate of internal adoption of our planned mix of on-shore/off-shore services;

•	significant expected increases in labor costs in India;

•	increased risk of associate attrition due to the improvement of the Indian economy and job market;

•	terrorist activities in the region;

•	inability to hire or retain sufficient personnel with the necessary skill sets to meet our needs;

•	economic, security and political conditions in India;

•	inadequate facilities or communications infrastructure; and

•	local law or regulatory issues.
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
          While the rate of retention of our associates is high compared to industry averages, our operations are dependent upon our ability to attract and retain highly skilled associates and the loss of certain key individuals to any of our competitors could adversely impact our business. In addition, our performance depends in large part on the continued performance of our executive officers and other key employees, particularly the performance and services of James D. Armstrong, our Chairman, and Hamish N. Brewer, our Chief Executive Officer. Following our acquisition of i2, our associates (including our associates who were former associates of i2) may experience uncertainty as a result of integration activities, which may adversely affect our ability to attract and retain key personnel. We also must continue to attract new talent and continue to properly motivate our other existing associates and keep them focused on our strategies and goals, which effort may be adversely affected as a result of the uncertainty and difficulties with integrating i2 with JDA.
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
We may be impacted by shifts in consumer preferences affecting the supply chain that could reduce our revenues.
          We are dependent upon and derive most of our revenue from the supply chain linking manufacturers, distributors and retailers to consumers, or the consumer products supply chain vertical. If a shift in spending occurs in this vertical market that results in decreased demand for the types of solutions we sell, it would be difficult to adjust our strategies and solution offerings because of our dependence on these markets. If the consumer products supply chain vertical experiences a decline in business, it could have a significant adverse impact on our business prospects, particularly if it is a prolonged decline. The current economic downturn has caused declines in certain areas of the consumer products supply chain. If economic conditions continue to deteriorate or the failure rates of customers in our target markets increase, we may experience an overall decline in sales that would adversely impact our business.
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
          Charges to earnings resulting from past or future acquisitions, including our acquisition of i2, or internal reorganizations may also adversely affect our operating results. Under the acquisition method of accounting, we allocate the total purchase price to an acquired company’s net tangible assets, amortizable intangible assets and in-process research and development, if any, based on their fair values as of the date of the acquisition and record the excess of the purchase price over those fair values as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. In addition, we have not completed the valuation analysis and calculations necessary to finalize the required purchase price allocation. In addition to goodwill, the final purchase price allocation may include revised allocations to intangible assets such as trademarks and trade names, in-process research and development, developed technology and customer-related assets. As a result, we are unable to fully forecast at this time certain operating results that will ultimately impact our GAAP results for 2010, including the amount of potential amortization on acquired intangibles and the amount of depreciation on acquired property and equipment. As a result, any of the following or other factors could result in material charges that would adversely affect our results:
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
Item 4. Reserved
Item 5. Other Information — Not applicable
Item 6. Exhibits — See Exhibits Index

JDA SOFTWARE GROUP, INC.
SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDA SOFTWARE GROUP, INC.
Dated: May 10, 2010	By:	/s/ Hamish N. Brewer
Hamish N. Brewer
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Peter S. Hathaway
Peter S. Hathaway
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #		Description of Document

3.1	—	Third Restated Certificate of Incorporation of the Company together with Certificate of Amendment dated July 23, 2002. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 12, 2002).

3.2	—	Amended and Restated Bylaws of JDA Software Group, Inc. (as amended through April 22, 2010) (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 22, 2010, as filed on April 28, 2010).

3.3	—	Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc filed with the Secretary of State of the State of Delaware on July 5, 2006. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 5, 2006, as filed on July 6, 2006).

3.4	—	Certificate of Correction filed to correct a certain error in the Certificate of Designation of rights, preferences, privileges and restrictions of Series B Convertible Preferred Stock of JDA Software Group, Inc. filed with the Secretary of State of the State of Delaware on July 5, 2006. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed on November 9, 2006).

4.1	—	Specimen Common Stock Certificate of JDA Software Group, Inc. (Incorporated by reference the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996).

4.2	—	Indenture, dated as of December 10, 2009, by and among JDA Software Group, Inc., the Guarantors named therein, and U.S. Bank National Association, as Trustee governing the 8% Senior Notes due 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 10, 2009, as filed on December 11, 2009).

10.1(1)(2)	—	Executive Employment Agreement between Pete Hathaway and JDA Software Group, Inc. dated July 20, 2009. (Filed herewith).

10.2(1)	—	Executive Employment Agreement between Jason B. Zintak and JDA Software Group, Inc. dated August 18, 2009. (Filed herewith).

31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith).

31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith).

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

(1)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(2)	An extension of confidential treatment has been requested with respect to certain portions of this exhibit.