Form 10-Q
period 2010-06-30
JDA SOFTWARE GROUP INC
filed 2010-08-09
CIK 1006892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 41,799,525 as of August 5, 2010.

JDA SOFTWARE GROUP, INC.
FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts, unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$146,179	$75,974
Restricted cash	11,780	287,875
Accounts receivable, net	116,091	68,883
Deferred tax asset	57,630	19,142
Prepaid expenses and other current assets	33,251	15,667

Total current assets	364,931	467,541

Non-Current Assets:
Property and equipment, net	44,648	40,842
Goodwill	197,813	135,275
Other Intangibles, net:
Customer-based intangibles	156,614	99,264
Technology-based intangibles	41,161	20,240
Marketing-based intangibles	13,226	157
Deferred tax asset	269,421	44,350
Other non-current assets	17,381	13,997

Total non-current assets	740,264	354,125

Total Assets	$1,105,195	$821,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,423	$7,192
Accrued expenses and other liabilities	68,840	45,523
Income taxes payable	3,152	3,489
Deferred revenue	121,818	65,665

Total current liabilities	208,233	121,869

Commitments and Contingencies (Note 8)

Non-Current Liabilities:
Long-term debt	272,451	272,250
Accrued exit and disposal obligations	6,626	7,341
Liability for uncertain tax positions	10,306	8,770
Deferred revenue	14,601	—

Total non-current liabilities	303,984	288,361

Total Liabilities	512,217	410,230

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized, 50,000,000 shares; issued 43,628,080 and 36,323,245 shares, respectively	436	363
Additional paid-in capital	554,579	361,362
Deferred compensation	(12,783)	(5,297)
Retained earnings	77,612	74,014
Accumulated other comprehensive income (loss)	(1,014)	3,267
Less treasury stock, at cost, 1,920,105 and 1,785,715 shares, respectively	(25,852)	(22,273)

Total stockholders’ equity	592,978	411,436

Total liabilities and stockholders’ equity	$1,105,195	$821,666

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES:
Software licenses	$32,152	$26,589	$56,589	$40,946
Subscriptions and other recurring revenues	5,806	996	10,093	1,964
Maintenance services	60,594	44,371	117,654	87,368

Product revenues	98,552	71,956	184,336	130,278

Consulting services	55,255	25,079	98,257	48,113
Reimbursed expenses	4,566	2,450	7,411	4,427

Service revenues	59,821	27,529	105,668	52,540

Total revenues	158,373	99,485	290,004	182,818

COST OF REVENUES:
Cost of software licenses	909	1,235	1,917	1,837
Amortization of acquired software technology	1,803	980	3,379	1,988
Cost of maintenance services	14,227	10,984	26,260	21,533

Cost of product revenues	16,939	13,199	31,556	25,358

Cost of consulting services	40,742	20,131	76,011	39,513
Reimbursed expenses	4,566	2,450	7,411	4,427

Cost of service revenues	45,308	22,581	83,422	43,940

Total cost of revenues	62,247	35,780	114,978	69,298

GROSS PROFIT	96,126	63,705	175,026	113,520

OPERATING EXPENSES:
Product development	19,481	12,664	36,758	25,237
Sales and marketing	24,460	16,170	45,572	30,422
General and administrative	19,801	11,670	37,498	22,696
Amortization of intangibles	9,915	6,051	18,481	12,127
Restructuring charges	4,548	2,732	12,306	4,162
Acquisition-related costs	865	—	7,608	—

Total operating expenses	79,070	49,287	158,223	94,644

OPERATING INCOME	17,056	14,418	16,803	18,876

Interest expense and amortization of loan fees	(6,182)	(386)	(12,268)	(625)
Interest income and other, net	(642)	123	481	(120)

INCOME BEFORE INCOME TAXES	10,232	14,155	5,016	18,131
Income tax provision	2,366	5,220	1,418	6,552

NET INCOME	$7,866	$8,935	$3,598	$11,579

BASIC EARNINGS PER SHARE	$.19	$.26	$.09	$.33

DILUTED EARNINGS PER SHARE	$.19	$.25	$.09	$.33

SHARES USED TO COMPUTE:
Basic earnings per share	41,672	35,004	40,514	34,983

Diluted earnings per share	42,265	35,232	41,151	35,154

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
NET INCOME	$7,866	$8,935	$3,598	$11,579

OTHER COMPREHENSIVE INCOME (LOSS):

Foreign currency translation adjustment	(3,720)	4,188	(4,281)	3,574

Total other comprehensive income (loss)	(3,720)	4,188	(4,281)	3,574

COMPREHENSIVE INCOME (LOSS)	$4,146	$13,123	$(683)	$15,153

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2010	2009
OPERATING ACTIVITIES:

Net Income	$3,598	$11,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,010	18,842
Provision for doubtful accounts	500	300
Amortization of loan fees	922	—
Share-based compensation expense	6,569	3,567
Net gain on disposal of property and equipment	(9)	(54)
Deferred income taxes	(304)	5,670
Changes in assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(14,856)	16,820
Income tax receivable	2,031	(1,434)
Prepaid expenses and other current assets	(13,911)	(6,882)
Accounts payable	3,634	7,139
Accrued expenses and other liabilities	(14,075)	(13,507)
Income tax payable	(3,737)	365
Deferred revenue	11,196	18,107

Net cash provided by operating activities	$9,568	$60,512

INVESTING ACTIVITIES:

Change in restricted cash	$276,095	$—
Purchase of i2 Technologies, Inc	(213,427)	—
Payment of direct costs related to acquisitions	(1,639)	(1,489)
Purchase of other property and equipment	(6,397)	(1,407)
Proceeds from disposal of property and equipment	349	54

Net cash provided by (used in) investing activities	$54,981	$(2,842)

FINANCING ACTIVITIES:

Issuance of common stock under equity plans	$11,610	$4,642
Purchase of treasury stock and other, net	(3,758)	(3,899)

Net cash provided by financing activities	$7,852	$743

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(2,196)	1,566

Net increase in cash and cash equivalents	70,205	59,979
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	75,974	32,696

CASH AND CASH EQUIVALENTS, END OF PERIOD	$146,179	$92,675

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$6,244	$2,260

Cash paid for interest	$12,227	$98

Cash received for income tax refunds	$1,458	$722

ACQUISITION OF i2 TECHNOLOGIES, INC.

Identifiable assets acquired:
Current assets acquired	$300,456
Property and equipment acquired	3,115
Customer-based intangibles	74,600
Technology-based intangibles	24,300
Marketing-based intangibles	14,300
Long-term deferred tax assets acquired	221,060
Other non-current assets acquired	3,925

Total identifiable assets acquired	641,756
Goodwill	62,538

Total assets acquired	704,294

Liabilities assumed:
Deferred revenue assumed	(59,095)
Other current liabilities assumed	(44,251)
Non-current liabilities assumed	(1,194)

Total liabilities assumed	(104,540)

Net assets acquired from i2 Technologies, Inc.	$599,754

MERGER CONSIDERATION TO ACQUIRE i2 TECHNOLOGIES, INC.

Fair value of JDA common stock issued as merger consideration	$167,979
Cash merger consideration	431,775

Total merger consideration to acquire i2 Technologies, Inc.	$599,754

Cash merger consideration	$431,775
Less cash acquired from i2 Technologies	218,348

Cash expended to acquire i2 Technologies, Inc.	$213,427

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)
1. Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements of JDA Software Group, Inc. (“we” or the “Company”) have been prepared in accordance with the FASB Standard Accounting Codification (“Codification”), which is the authoritative source of generally accepted accounting principles (“GAAP”) for nongovernmental entities in the United States. The interim financial statements do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
          Certain reclassifications have been made to the consolidated statements of operations for the three and six months ended June 30, 2009 to conform to the current presentation. In the consolidated statement of income, we have reported subscription revenues under the caption “Subscriptions and other recurring revenues.” Subscription revenues were previously reported in revenues under the caption “Software licenses” and were not material.
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
          The Merger is being accounted for using the acquisition method of accounting, with JDA identified as the acquirer, and the operating results of i2 have been included in our consolidated financial statements from the date of acquisition. Under the acquisition method of accounting, all assets acquired and liabilities assumed will be recorded at their respective acquisition-date fair values. We initially recorded $66.0 million of goodwill during the three months ended March 31, 2010 and made subsequent adjustments of $3.5 million during the three months ended June 30, 2010 to reduce the goodwill balance to $62.5 million (see Note 4). None of the goodwill recorded in the i2 acquisition is deductible for tax purposes. In addition, through June 30, 2010 we have recorded $113.2 million in other intangible assets, including $74.6 million for customer-based intangibles (maintenance relationships and future technological enhancements, service relationships and a covenant not-to-compete), $24.3 million for technology-based intangibles consisting of developed technology and $14.3 million for marketing-based intangibles consisting of trademark and trade names. The estimated weighted average amortization period for all intangible assets acquired in this transaction that are subject to amortization is approximately six years.
          The purchase price allocation has not been finalized. The preliminary allocation of the purchase price as of June 30, 2010 is based on the best estimates of management and is subject to revision as the final fair values of, and allocated purchase price to, the acquired assets and assumed liabilities in the acquisition of i2 are completed over the remainder of 2010. We currently anticipate that additional adjustments may still be made to the fair value of acquired deferred revenue balances, tax-related accounts, amortization of intangible assets and the residual amount allocated to goodwill.
          The following table summarizes our preliminary estimate through June 30, 2010 of the fair values of the assets acquired and liabilities assumed at the date of acquisition.

			Weighted Average
		Useful Life	Amortization Period
Cash	$218,348
Trade accounts receivable acquired	33,419
Other current assets acquired	48,689
Property and equipment acquired	3,115
Customer-based intangibles	74,600	1 to 7 years	6 years
Technology-based intangibles	24,300	7 years	7 years
Marketing-based intangibles	14,300	5 years	5 years
Long-term deferred tax assets acquired	221,060
Other non-current assets	3,925

Total assets acquired	641,756
Goodwill	62,538

Total assets acquired	704,294

Deferred revenue assumed	(59,095)
Other current liabilities assumed	(44,251)
Other non-current liabilities assumed	(1,194)

Total liabilities assumed	(104,540)

Net assets acquired from i2 Technologies, Inc	$599,754

          As of the date of the acquisition, the gross contractual amount of trade accounts receivable acquired were $36.3 million, of which approximately $2.8 million is expected to be uncollectable.
          Contingent liabilities were recorded in purchase accounting for certain assumed customer and labor disputes in the amounts of $7.7 million and $268,000, respectively. The potential undiscounted amount of all future payments that we could be required to make to settle the customer and labor disputes is estimated to range between approximately $5.2 million and $242.0 million and $73,000 and $1.2 million, respectively. See Note 8 for a discussion of legal proceedings.

          The following unaudited pro-forma consolidated results of operations for the six months ended June 30, 2010 and 2009 assume the i2 acquisition occurred as of January 1 of each year. The pro-forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
Total revenues	$305,030	$296,249
Net income (loss)	$(10,848)	$26,980
Basic earnings (loss) per share	$(0.26)	$0.58
Diluted earnings (loss) per share	$(0.26)	$0.58
          The amounts of i2 revenues and earnings (loss) included in our consolidated statements of operations for the six months ended June 30, 2010, and the revenues and earnings (loss) of the combined entity had the acquisition date been January 1, 2009 or January 1, 2010 are as follows:

	Revenues	Earnings (Loss)
i2 operating results from January 28, 2010 to June 30, 2010	$90,195	$	*
i2 operating results from January 1, 2010 to June 30, 2010	$105,221	$	*
i2 operating results from January 1, 2009 to June 30, 2009	$113,431		$11,663

*	We are unable to provide separate disclosure of the earnings (loss) of i2 from January 28, 2010 (date of acquisition) to June 30, 2010 and the pro-forma results from January 1, 2010 to June 30, 2010 as the operating expenses of the combined company were co-mingled at the date of acquisition.
          Through June 30, 2010, we have expensed approximately $12.4 million of costs related to the acquisition of i2, including $865,000 and $7.6 million in the three and six months ended June 30, 2010, respectively. These costs, which consist primarily of investment banking fees, commitment fees on unused bank financing, legal and accounting fees, are included in the consolidated statements of income under the caption “Acquisition-related costs.”
          On December 10, 2009, we issued $275 million of five-year, 8.0% Senior Notes (the “Senior Notes”) at an initial offering price of 98.988% of the principal amount. The net proceeds from the sale of the Senior Notes, which exclude the original issue discount ($2.8 million) and other debt issuance costs ($7.1 million) were placed in escrow and subsequently used, together with cash on hand at JDA and i2, to fund the cash portion of the merger consideration in the acquisition of i2 (see Note 7).
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
          At June 30, 2010, we had forward exchange contracts with a notional value of $72.3 million and an associated net forward contract receivable of $545,000 determined on the basis of Level 2 inputs. At December 31, 2009, we had forward exchange contracts with a notional value of $37.9 million and an associated net forward contract liability of $354,000 determined on the basis of Level 2 inputs. These derivatives are not designated as hedging instruments. The forward contract receivables or liabilities are included in the condensed consolidated balance sheet under the captions, “Prepaid expenses and other current assets” or “Accrued expenses and other liabilities” as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded a net foreign currency exchange loss of $958,000 in the three months ended June 30, 2010 and a net foreign currency exchange gain of $102,000 in the three months ended June 30, 2009. In the six months ended June 30, 2010 we recorded a net foreign currency exchange contract gain of $3,000 compared to a net foreign currency exchange contract loss of $216,000 in the six months ended June 30, 2009. Net foreign currency exchange gains (losses) are included in the condensed consolidated statements of operations under the caption “Interest Income and other, net.”
4. Goodwill and Other Intangibles, net
     Goodwill and other intangible assets consist of the following:

		June 30, 2010		December 31, 2009
	Estimated Useful	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Goodwill:
Gross goodwill		$207,526	$—	$144,988	$—
Accumulated impairment losses		(9,713)		(9,713)

Goodwill, net of impairment losses		$197,813		$135,275

Identifiable intangible assets:

Customer-based intangible assets	1 to 13 years	257,983	(101,369)	183,383	(84,119)
Technology-based intangible assets	7 to 15 years	90,147	(48,986)	65,847	(45,607)
Marketing-based intangible assets	5 years	19,491	(6,265)	5,191	(5,034)

		367,621	(156,620)	254,421	(134,760)

		$565,434	$(156,620)	$389,696	$(134,760)

          Goodwill. We initially recorded $66.0 million of goodwill during the three months ended March 31, 2010 in connection with our acquisition of i2 (see Note 2), all of which has been allocated to our Supply Chain reportable business segmenting unit (see Note 13). Subsequent adjustments of $3.5 million were recorded during the three months ended June 30, 2010 to reduce the goodwill balance to $62.5 million. These adjustments were primarily made to (i) increase the fair value of assumed accounts receivable, (ii) reduce the fair value of customer-based and technology-based intangible assets, (iii) decrease the fair value of deferred revenue, (iv) record long-term deferred tax assets and current income tax payable liabilities, and (v) reduce the liability for uncertain tax positions. The purchase price allocation has not been finalized. The preliminary allocation of the purchase price as of June 30, 2010 is based on the best estimates of management and is subject to revision as the final fair values of, and allocated purchase price to, the acquired assets and assumed liabilities in the acquisition of i2 are completed over the remainder of 2010. We currently anticipate that additional adjustments may still be made to the fair value of acquired deferred revenue balances, tax-related accounts, amortization of intangible assets and the residual amount allocated to goodwill. We found no indication of impairment of our goodwill balances during the three months ended June 30, 2010 and, absent future indicators of impairment, the next annual impairment test will be performed in fourth quarter 2010. As of June 30, 2010, the goodwill balance has been allocated to our reporting units as follows: $194.1 million to Supply Chain and $3.7 million to Services Industries.
          Customer-based intangible assets include customer lists, maintenance relationships and future technological enhancements, service relationships and covenants not-to-compete; Technology-based intangible assets include acquired software technology; and Marketing-based intangible assets include trademarks and trade names. Customer-based and Marketing-based intangible assets are being amortized on a straight-line basis. Technology-based intangible assets are being amortized on a product-by-product basis with the amortization recorded for each product being the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Through June 30, 2010, we have recorded $74.6 million, $24.3 million and $14.3 million of customer-based, technology-based and marketing-based intangible assets, respectively, in connection with our acquisition of i2 (see Note 2).
          Amortization expense for the three and six months ended June 30, 2010 was $11.7 million and $21.9 million, respectively. Amortization expense for the three and six months ended June 30, 2009 was $7.0 million and $14.1 million, respectively. The increase in amortization in the 2010 periods compared to the 2009 periods is due to amortization on the identifiable intangible assets recorded in the acquisition of i2.

          Amortization expense is reported in the consolidated statements of operations within cost of revenues under the caption “Amortization of acquired software technology” and in operating expenses under the caption “Amortization of intangibles.” As of June 30, 2010, we expect amortization expense for the remainder of 2010 and the next four years to be as follows:

Year	Amortization
2010	$23,893
2011	$45,518
2012	$44,931
2013	$44,241
2014	$27,172
5. Restructuring Reserves
2010 Restructuring Charges
          We recorded restructuring charges of $12.4 million in the six months ended June 30, 2010, including $7.8 million in first quarter 2010 and $4.6 million in second quarter 2010. These charges are primarily for termination benefits, office closures and contract terminations associated with the acquisition of i2 and the continued transition of additional on-shore activities to our Center of Excellence (“CoE”) facilities. The charges include $8.4 million for termination benefits related to a workforce reduction of 127 associates primarily in product development, sales, information technology and other administrative positions in each of our geographic regions. In addition, the charges include $4.0 million for estimated costs to close and integrate redundant office facilities and for the integration of information technology and termination of certain i2 contracts that have no future economic benefit to the Company and are incremental to the other costs that will be incurred by the combined Company. As of June 30, 2010, approximately $7.0 million of the costs associated with these restructuring charges have been paid and the remaining balance of $5.3 million includes $4.4 million of current liabilities under the caption “Accrued expenses and other current liabilities” and $942,000 of non-current liabilities under the caption “Accrued exit and disposal obligations.” A summary of the restructuring charges in the six months ended June 30, 2010 is as follows:

			Impact of Changes	Balance
Description of charge	Initial Reserve	Cash Payments	in Exchange Rates	June 30, 2010

Termination benefits	$8,426	$(6,334)	$6	$2,098
Office closures	3,946	(748)	23	3,221

Total	$12,372	$(7,082)	$29	$5,319

          The balance in the reserve for office closures is primarily related to redundant office facility leases in Dallas, Texas and the United Kingdom that are being utilized as payments are made over the related lease terms that extend through 2014. The balance in the reserve for termination benefits is related to certain foreign employees that we expect to pay in 2010.
2009 Restructuring Charges
          We recorded restructuring charges of $6.5 million in 2009, including $1.5 million in first quarter 2009 and $2.3 million in second quarter 2009, primarily associated with the transition of additional on-shore activities to the CoE facilities and certain restructuring activities in the EMEA sales organization. The charges include termination benefits related to a workforce reduction of 86 full-time employees (“FTE”) in product development, service, support, sales and marketing, information technology and other administrative positions, primarily in the Americas region. In addition, the restructuring charges include approximately $2.0 million in severance and other termination benefits under separation agreements with our former Executive Vice President and Chief Financial Officer and our former Chief Operating Officer. We recorded an adjustment of $78,000 during the six months ended June 30, 2010 to reduce previously established reserves related to the 2009 restructuring charge. As of June 30, 2010, approximately $6.4 million of the costs associated with these restructuring charges have been paid and the remaining balance of $114,000 is included in the condensed consolidated balance sheet under the caption “Accrued expenses and other current liabilities.” We expect substantially all of the remaining costs will be paid in 2010.

6. Manugistics Acquisition Reserves
          We recorded initial acquisition reserves of $47.4 million for restructuring charges and other direct costs associated with the acquisition of Manugistics in 2006. The restructuring charges were primarily related to facility closures, employee severance and termination benefits and other direct costs associated with the acquisition, including investment banker fees, change-in-control payments, and legal and accounting costs. Subsequent adjustments of $2.9 million were made to reduce the reserves in 2007 and 2008 based on our revised estimates of the restructuring costs to exit certain of the activities of Manugistics. The majority these adjustments were made by June 30, 2007 and included in the final purchase price allocation. All adjustments made subsequent to June 30, 2007, including a $1.4 million increase recorded in 2009, have been included in the consolidated statements of income under the caption “Restructuring charges.” Adjustments made in 2009 resulted primarily from our revised estimate of sublease rentals and market adjustments on an unfavorable office facility lease in the United Kingdom. The unused portion of the acquisition reserves at June 30, 2010 includes $4.2 million of current liabilities under the caption “Accrued expenses and other liabilities” and $5.7 million of non-current liabilities under the caption “Accrued exit and disposal obligations.” A summary of the charges and adjustments recorded against the reserves is as follows:

	Initial	Adjustments	Cash	Impact of Changes	Balance	Adjustments to	Cash	Impact of Changes	Balance
Description of charge	Reserve	to Reserves	Payments	in Exchange Rates	December 31, 2009	Reserves	Payments	in Exchange Rates	June 30, 2010

Restructuring charges:
Office closures, lease terminations and sublease costs	$29,212	$(949)	$(16,110)	$(724)	$11,429	$—	$(1,572)	$(262)	$9,595
Employee severance and termination benefits	3,607	(767)	(2,468)	125	497	(73)	(67)	(63)	294
IT projects, contract termination penalties, capital lease buyouts and other costs to exit activities of Manugistics	1,450	222	(1,672)	—	—	—	—	—	—

	34,269	(1,494)	(20,250)	(599)	11,926	$(73)	(1,639)	(325)	9,889

Direct costs	13,125	6	(13,131)	—	—	—	—	—	—

Total	$47,394	$(1,488)	$(33,381)	$(599)	$11,926	$(73)	$(1,639)	$(325)	$9,889

          The balance in the reserve for office closures, lease termination and sublease costs is primarily related to office facility leases in Rockville, Maryland and the United Kingdom and is being utilized as payments are made over the related lease terms that extend through 2018. The balance in the reserve for employee severance and termination benefits is related to certain foreign employees that we expect to pay in 2010.
7. Long-term Debt
          On December 10, 2009, we issued $275 million of 8.0% Senior Notes at an initial offering price of 98.988% of the principal amount. The net proceeds from the sale of the Senior Notes, which exclude the original issue discount ($2.8 million) and other debt issuance costs ($7.1 million) were placed in escrow and subsequently used, together with cash on hand at JDA and i2, to fund the cash portion of the Merger Consideration in the acquisition of i2 (see Note 2).
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
          The Senior Notes and the related guarantees have not been registered under the Securities Act of 1933, as amended, or any state securities laws, and may not be offered or sold in the United States without registration or an applicable exemption from registration requirements. In connection with the issuance of the Senior Notes, we entered into an exchange and registration rights agreement. Under the terms of the exchange and registration rights agreement, we were required to file, and did initially file on June 9, 2010, an exchange offer registration statement, as amended, enabling holders to exchange the Senior Notes for registered notes with terms substantially identical to the terms of the Senior Notes. We are also required to use commercially reasonable efforts to have the exchange offer registration statement declared effective by the Securities and Exchange Commission (the “SEC”) on or prior to 270 days after the closing of the note offering (the “Registration Deadline”) and, unless the exchange offer would not be permitted by applicable law or SEC policy, to complete the exchange offer within 30 business days after the Registration Deadline.
          The fair value and carrying amount of the Senior Notes were $276.4 million and $272.5 million, respectively at June 30, 2010 and $269.4 million and $272.3 million, respectively at December 31, 2009.
          The $2.8 million original issue discount on the Senior Notes and other debt issuance costs of approximately $7.1 million are being amortized using the effective interest and straight-line methods, respectively over the five-year term and are reflected in the consolidated statements of income under the caption, “Interest expense and amortization of loan fees.” We accrued $11.0 million of interest on the Senior Notes in the six months ended June 30, 2010 and have amortized approximately $922,000 of the original issue discount and related loan origination fees.
8. Legal Proceedings
     Dillard’s, Inc. vs. i2 Technologies, Inc.
          In September 2007, Dillard’s, Inc. filed a lawsuit against i2 Technologies, Inc. in the 191st Judicial District Court of Dallas County, Texas, (the “trial court”) Cause No. 07-10924-J, which alleges that i2 committed fraud and failed to meet certain obligations to Dillard’s regarding the purchase of two i2 products in the year 2000 under a software license agreement and related services agreement. Dillard’s paid i2 approximately $8.1 million under these two agreements.
          On June 15, 2010, the jury in the trial court ruled in favor of the plaintiffs and rendered three alternative verdicts ranging from $8.1 million to $237 million. Dillard’s is pursuing the verdict in the amount of $237 million, which includes $150 million punitive damages, $76.2 million in lost profits and pre-judgment interest of approximately 10.8 million. Post-judgment interest will accrue on the total amount of the judgment at 5% compounded annually. The Company has requested that the trial court set aside or reduce the verdict before it is entered as a judgment. There is no statutory time limit within which the trial court judge is required to enter judgment on this matter. If the trial court enters a judgment based on the pending jury verdict, or if another judgment is returned that we believe is unacceptable, the Company intends to pursue all available remedies in the appeals process. We have the right under Texas law to suspend enforcement of the trial court judgment during the appeals process by posting a $25 million bond and we are prepared to do that, if necessary. There can be no assurance that the verdict will be set aside or reduced, that any appeal of the judgment will be successful, or that the lawsuit can be settled on terms acceptable to the Company.
          The Company will accrue an estimated loss from this matter if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In evaluating the probability of an unfavorable outcome in this litigation we have considered (a) the nature of the litigation and claim, (b) the progress in the case, (c) the opinions of legal counsel and other advisors, (d) the experience of the Company and others in similar cases, and (e) how management intends to respond in the event an unfavorable final judgment is returned by the trial court. We currently estimate the potential loss for this matter to range between zero and $237 million (representing a maximum award for lost profits, punitive damages and pre-judgment interest), plus post-judgment interest. The final trial court judgment or any revised result that may be achieved through an appeals process (which could take several years to complete), could result in multiple potential outcomes within this range. Management has determined that the best estimate of the potential outcome of this matter is $5 million which was recorded on the opening balance sheet of i2. We have not accrued any additional estimated contingent losses in this lawsuit as a result of the jury verdict. Management’s best estimate is based on our evaluation of the case, which included input from i2’s in-house counsel and trial lawyers, and other outside litigation experts who assisted in our due diligence process. This amount is also supported by subsequent analyses and focus group assessments prepared by outside trial consultants prior to the actual trial.
     i2 Technologies, Inc. vs. Oracle Corporation
          On April 29, 2009, i2 filed a lawsuit for patent infringement against Oracle Corporation (NASDAQ: ORCL). The lawsuit, filed in the United States District Court for the Eastern District of Texas, Tyler Division (No. 6:09-cv-194-LED) alleges infringement of 11 patents related to supply chain management, available to promise software and other enterprise software applications. As a result of our acquisition of i2 on January 28, 2010, i2 is now a wholly-owned subsidiary of the Company. On April 22, 2010, Oracle filed counterclaims against i2 and JDA Software Group, Inc. alleging the infringement by i2 of four Oracle patents. In response to i2’s motion to sever the Oracle counterclaim, on June 11, 2010, the trial court split the initial case into two cases, staying the second case (No. 6:10-cv-00284-LED) pending the outcome of the first case. The trial court instructed i2 to select five patents for the first case and Oracle to select one patent for the first case.
     Shareholder Class Action Litigation
          In December, 2009, the Company was sued in a putative shareholder class action against i2 and its board of directors, in the County Court of Law No. 2 of Dallas County (No. CC-09-08476-B). The plaintiffs allege in this lawsuit that the directors of i2 breached their fiduciary duties to shareholders of i2 by selling i2 to the Company via an allegedly unfair process and at an unfair price, and that the Company aided and abetted this alleged breach. On January 26, 2010, the Court denied the plaintiffs’ request for a preliminary injunction that sought to enjoin the merger between JDA and i2. The plaintiffs subsequently filed an amended complaint, alleging unspecified monetary damages in addition to declaratory and injunctive relief and attorneys’ fees. The Company, i2 and i2’s directors have denied all allegations and discovery is ongoing.
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
          2010 Performance Program. In February 2010, the Board approved a stock-based incentive program for 2010 (“2010 Performance Program”). The 2010 Performance Program provides for the issuance of contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we are able to achieve a defined adjusted EBITDA performance threshold goal in 2010. A partial pro-rata issuance of performance share awards will be made if we achieve a minimum adjusted EBITDA performance threshold. The 2010 Performance Program initially provides for the issuance of up to approximately 555,000 of targeted contingently issuable performance share awards. The performance share awards, if any, will be issued after the approval of our 2010 financial results in January 2011 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period. Our performance against the defined performance threshold goal will be evaluated on a quarterly basis throughout 2010 and share-based compensation will be recognized over the requisite service period that runs from February 3, 2010 (the date of board approval) through January 2013. A deferred compensation charge of $13.8 million has been recorded in the equity section our balance sheet, with a related increase to additional paid-in capital, for the total grant date fair value of the current estimated awards to be issued under the 2010 Performance Program. Although all necessary service and performance conditions have not been met through June 30, 2010, based on first half 2010 results and the outlook for the remainder of 2010, management has determined that it is probable the Company will achieve its minimum adjusted EBITDA performance threshold. As a result, we have recorded $4.6 million in stock-based compensation expense related to these awards in the six months ended June 30, 2010, including $2.3 million in second quarter 2010. If we achieve the defined performance threshold goal we would expect to recognize approximately $9.2 million of the award as share-based compensation in 2010.
          2009 Performance Program. The 2009 Performance Program provided for the issuance of contingently issuable performance share awards if we were able to achieve $91.5 million of adjusted EBITDA. The Company’s actual 2009 adjusted EBITDA performance qualified participants to receive 100% of their target awards. In total, 506,450 contingently issuable performance share awards were issued in January 2010 with a grant date fair value of $6.8 million that is being recognized as share-based compensation over requisite service periods that run from the date of Board approval of the 2009 Performance Program through January 2012. The performance share awards vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. Through June 30, 2010, approximately 10,100 of the performance share awards granted under the 2009 Performance Program have been subsequently forfeited. A deferred compensation charge of $6.8 million was recorded in the equity section of our balance sheet during 2009, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. We recognized $4.5 million in share-based compensation expense related to these performance share awards in 2009, including $2.3 million in the six months ended June 30, 2009, plus an additional $502,000 in the six months ended June 30, 2010.
          2008 Performance Program. The 2008 Performance Program provided for the issuance of contingently issuable performance share awards if we were able to achieve $95 million of adjusted EBITDA. The Company’s actual 2008 adjusted EBITDA performance, which exceeded the defined performance threshold goal of $95 million, qualified participants to receive approximately 106% of their target awards. In total, 222,838 performance share awards were issued in January 2009 with a grant date fair value of $3.9 million that is being recognized as stock-based compensation over requisite service periods that run from the date of Board approval of the 2008 Performance Program through January 2011. Through June 30, 2010, approximately 5,700 of performance share awards granted under the 2008 Performance Program have been subsequently forfeited. A deferred compensation charge of $3.9 million was recorded in the equity section of our balance sheet during 2008, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. We recognized $522,000 in share-based compensation expense related to these awards in 2009, including $294,000 in the six months ended June 30, 2009, plus an additional $231,000 in the six months ended June 30, 2010.
          2007 Performance Program. The 2007 Performance Program provided for the issuance of contingently issuable restricted stock units if we were able to successfully integrate the Manugistics acquisition and achieve $85 million of adjusted EBITDA. The Company’s actual 2007 adjusted EBITDA performance qualified participants for a pro-rata issuance equal to 99.25% of their target awards. In total, 502,935 restricted stock units were issued in January 2008 with a grant date fair value of $8.1 million. Approximately 35,000 of the restricted stock units granted under the 2007 Integration Program were subsequently forfeited. We recognized $883,000 in share-based compensation expense related to these performance share awards in 2009, including $484,000 in the six months ended June 30, 2009 and as of December 31, 2009 all share-based compensation expense had been recognized.
          During the six months ended June 30, 2010 and 2009, we recorded share-based compensation expense of $470,000 and $341,000, respectively related to other 2005 Incentive Plan awards.
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
(i)	100,000 shares of restricted stock with a grant date fair value of $1.8 million were granted to Mr. Hathaway (50,000 shares) and Mr. Zintak (50,000 shares). The restricted stock awards vest over a three-year period, with one-third vesting on the first anniversary of their employment with the remainder vesting ratably over the subsequent 24-

month period. A deferred compensation charge of $1.8 million has been recorded in the equity section of our balance sheet for the total grant date fair value of the restricted stock. Stock-based compensation is being recorded on a graded vesting basis over requisite service periods that run from their effective dates of employment through June 2012. We recognized $497,000 in share-based compensation related to these awards in 2009, plus an additional $497,000 in the six months ended June 30, 2010, which is reflected in the consolidated statements of income under the caption “General and administrative.”

(ii)	55,000 contingently issuable performance share awards were granted to Mr. Hathaway (25,000 shares) and Mr. Zintak (30,000 shares) if the Company was able to achieve the $91.5 million adjusted EBITDA performance threshold goal defined under the 2009 Performance Program. The Company’s actual 2009 adjusted EBITDA performance qualified Mr. Hathaway and Mr. Zintak to receive 100% of their target awards. A total of 55,000 performance share awards were issued in January 2010 with a grant date fair value of $996,000 that is being recognized as share-based compensation over requisite service periods that run from their effective dates of employment through January 2012. The performance share awards vested 50% upon the date of issuance with the remaining 50% vesting ratably over the subsequent 24-month period. A deferred compensation charge of $996,000 has been recorded in the equity section of our balance sheet, with a related increase to additional paid-in capital, for the total grant date fair value of the awards. We recognized $664,000 in share-based compensation related to these awards in 2009, plus an additional $83,000 in the six months ended June 30, 2010, which is reflected in the consolidated statements of income under the caption “General and administrative.”

(iii)	100,000 contingently issuable restricted stock units were granted to Mr. Hathaway (50,000 shares) and Mr. Zintak (50,000 shares) that will vest in defined tranches if and when we achieve certain pre-defined performance milestones. As of June 30, 2010, none of these awards had been issued, no deferred compensation charge has been recorded in the equity section of our balance sheet, and no share-based compensation expense has been recognized related to these grants as management is unable to determine if it is probable the pre-defined performance milestones will be attained.
          Employee Stock Purchase Plan. Our employee stock purchase plan (“2008 Purchase Plan”) has an initial reserve of 1,500,000 shares and provides eligible employees with the ability to defer up to 10% of their earnings for the purchase of our common stock on a semi-annual basis at 85% of the fair market value on the last day of each six-month offering period that begin on February 1st and August 1st of each year. The 2008 Purchase Plan is considered compensatory and, as a result, stock-based compensation is recognized on the last day of each six-month offering period in an amount equal to the difference between the fair value of the stock on the date of purchase and the discounted purchase price. A total of 44,393 shares of common stock were purchased on January 31, 2010 at a price of $22.28 and we recognized $175,000 of related share-based compensation expense. A total of 100,290 shares of common stock were purchased on February 1, 2009 at a price of $9.52 and we recognized $169,000 in share-based compensation expense in connection with such purchases. The share-based compensation expense in connection with these purchases is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”
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
          During the six months ended June 30, 2010 and 2009, we also repurchased 134,390 and 79,259 shares, respectively, tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted shares under the 2005 Performance Incentive Plan. These shares were repurchased for $3.6 million at prices ranging from $22.47 to $30.06 in the six months ended June 30, 2010 and for $988,000 at prices ranging from $9.75 to $15.87 in the six months ended June 30, 2009.
11. Income Taxes
          The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted by any discrete events, which are reported in the period in which they occur. This estimate is re-evaluated each quarter based on our estimated tax expense for the year. The method used to calculate the Company’s effective rate for the three months ended June 30,

2010 is different from the method used to calculate the effective rate for the three months ended June 30, 2009. The change in the method used is due to the Company’s ability to forecast income by jurisdiction and reliably estimate an overall annual effective tax rate.
          We recorded income tax provisions of $2.4 million and $5.2 million for the three months ended June 30, 2010 and 2009, respectively, representing effective income tax rates of 23% and 37%, respectively. We recorded income tax provisions of $1.4 million and $6.6 million for the six months ended June 30, 2010 and 2009, respectively, representing effective income tax rates of 28% and 36%, respectively. Our effective income tax rates during the three months and six month periods ended June 30, 2010 and 2009 differed from the 35% U.S. statutory rate primarily due to changes in our liability for uncertain tax positions, state income taxes (net of federal benefit), the effect of foreign operations and items not deductible for tax, including those related to certain costs the Company incurred in connection with the acquisition of i2 Technologies, Inc. during first quarter 2010.
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
          As of June 30, 2010 we had approximately $12.6 million of unrecognized tax benefits that would impact our effective tax rate if recognized, some of which relate to uncertain tax positions associated with the acquisition of Manugistics and i2. Future recognition of uncertain tax positions resulting from the acquisition of Manugistics will be treated as a component of income tax expense rather than as a reduction of goodwill. During second quarter 2010, the liability for uncertain tax positions decreased by approximately $2.1 million. The decrease was primarily related to the Company receiving communication that the Indian and U.S. authorities reached a settlement related to i2’s 2002 through 2006 tax years. It is reasonably possible that approximately $6.3 million of all items included in our unrecognized tax benefits will be recognized within the next twelve months. We have placed a valuation allowance against the Arizona research and development credit as we do not expect to be able to utilize it prior to its expiration.
          We treat interest and penalties related to uncertain tax positions as a component of income tax expense including a $194,000 benefit in the six months ended June 30, 2010 and an accrual of $383,000 for the six months ended June 30, 2009. As of June 30, 2010 and December 31, 2009 there are approximately $2.8 million and $2.3 million, respectively of interest and penalty accruals related to uncertain tax positions which are reflected in the consolidated balance sheet under the caption “Liability for uncertain tax positions”. To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision.
          We conduct business globally and, as a result, JDA Software Group, Inc. or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subjected to examination by taxing authorities throughout the world, including significant jurisdictions in the United States, the United Kingdom, Australia, India and France. With a few minor exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003. We are currently under audit by the Internal Revenue Service for the 2009 tax year. The examination phase of these audits has not yet been completed; however, we do not anticipate any material adjustments.
          We have participated in the Internal Revenue Service’s Compliance Assurance Program (“CAP”) since 2007. The CAP program was developed by the Internal Revenue Service to allow for transparency and to remove uncertainties in tax compliance. The CAP program is offered by invitation only to those companies with both a history of immaterial audit adjustments and a high level of tax complexity and will involve a review of each quarterly tax provision. The Internal Revenue Service has completed their review of our tax returns prior to 2009 and no material adjustments have been made as a result of these examinations.
12. Earnings per Share
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

          During third quarter 2009, all shares of the Series B preferred stock were either converted into shares of common stock or repurchased for cash. The calculation of diluted earnings per share applicable to common shareholders for the three and six months ended June 30, 2009 includes the assumed conversion of the Series B preferred stock into common stock as of the beginning of the period.
          The dilutive effect of outstanding stock options is included in the diluted earnings per share calculations for 2010 and 2009 using the treasury stock method. Diluted earnings per share for the three months ended June 30, 2010 and 2009 exclude approximately 12,000 and 1.2 million, respectively of vested options for the purchase of common stock that have grant prices in excess of the average market price, or which are otherwise anti-dilutive. Diluted earnings per share for the six months ended June 30, 2010 and 2009 exclude approximately 6,000 and 1.3 million, respectively of vested options for the purchase of common stock that have grant prices in excess of the average market price, or which are otherwise anti-dilutive. In addition, diluted earnings per share also exclude approximately 555,000 and 596,000 of contingently issuable performance share awards, respectively for which all necessary conditions had not been met (see Note 8). Earnings per share for three and six months ended June 30, 2010 and 2009 are calculated as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net income	$7,866	$8,935	$3,598	$11,579
Less dividends paid	—	—	—	—

Undistributed earnings	$7,866	$8,935	$3,598	$11,579

Allocation of undistributed earnings:
Common Stock	$7,866	$8,015	$3,598	$10,387
Series B Preferred Stock	—	920	—	1,192

	$7,866	$8,935	$3,598	$11,579

Weighted average shares:
Common Stock	41,672	31,400	40,514	31,379
Series B Preferred Stock	—	3,604	—	3,604

Shares — Basic earnings per share	41,672	35,004	40,514	34,983
Dilutive common stock equivalents	593	228	637	171

Shares — Diluted earnings per share	42,265	35,232	41,151	35,154

Basic earnings per share applicable to:
Common Stock	$.19	$.26	$.09	$.33

Series B Preferred Stock	$—	$.26	$—	$.33

Diluted earnings per share applicable to common shareholders	$.19	$.25	$.09	$.33

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenues:

Americas	$107,304	$65,803	$195,004	$126,381
Europe	26,874	20,186	52,188	36,839
Asia/Pacific	24,195	13,496	42,812	19,598

Total revenues	$158,373	$99,485	$290,004	$182,818

	June 30,	December 31,
	2010	2009
Identifiable assets:

Americas	$890,253	$695,539
Europe	119,549	85,817
Asia/Pacific	95,393	40,310

Total identifiable assets	$1,105,195	$821,666

          Revenues in the Americas for three months ended June 30, 2010 and 2009 include $93.3 million and $57.2 million from the United States, respectively and $168.3 million and $110.7 million in the six months ended June 30, 2010 and 2009, respectively. Identifiable assets for the Americas include $853.7 million and $666.0 million in the United States as of June 30, 2010 and December 31, 2009, respectively. The increase in identifiable assets at June 30, 2010 compared to December 31, 2009 resulted primarily from net assets recorded in the acquisition of i2 (see Note 2).
          In connection with the acquisition of i2, management approved a realignment of our reportable business segments to better reflect the core business in which we operate, the supply chain management market, and how our chief operating decision maker views, evaluates and makes decisions about resource allocations within our business. As a result of this realignment, we eliminated Retail and Manufacturing and Distribution as reportable business segments and beginning with first quarter 2010 have reported our operations within the following segments:
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
          A summary of the revenues, operating income and depreciation attributable to each of these reportable business segments for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenues:
Supply Chain	$152,931	$88,161	$278,164	$166,384
Services Industries	5,442	11,324	11,840	16,434

	$158,373	$99,485	$290,004	$182,818

Operating income (loss):
Supply Chain	$52,638	$29,127	$92,542	$51,238
Services Industries	(453)	5,744	154	6,623
Other (see below)	(35,129)	(20,453)	(75,893)	(38,985)

	$17,056	$14,418	$16,803	$18,876

Depreciation:
Supply Chain	$2,634	$1,743	$5,063	$3,530
Services Industries	148	327	364	553

	$2,782	$2,070	$5,427	$4,083

Other:
General and administrative expenses	$19,801	$11,670	$37,498	$22,696
Amortization of intangible assets	9,915	6,051	18,481	12,127
Restructuring charge	4,548	2,732	12,306	4,162
Acquisition-related costs	865	—	7,608	—

	$35,129	$20,453	$75,893	$38,985

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
14. Condensed Consolidating Financial Information
          Pursuant to the indenture governing the Senior Notes (see Note 7) our obligations under the Senior Notes are fully and unconditionally guaranteed, joint and severally, on a senior basis by substantially all of our existing and future domestic subsidiaries (including, following the Merger, i2 and its domestic subsidiaries). Pursuant to Regulation S-X, Section 210.3-10(f), we are required to present condensed consolidating financial information for subsidiaries that have guaranteed the debt of a registrant issued in a public offering, where the guarantee is full and unconditional, joint and several, and where the voting interest of the subsidiary is 100% owned by the registrant.
          The following tables present condensed consolidating balance sheets as of June 30, 2010 and December 31, 2009, and condensed consolidating statements of income for the three and six months ended June 30, 2010 and 2009, and condensed consolidated statements of cash flow for the six months ended June 30 2010 and 2009 for (i) JDA Software Group, Inc. — the parent company and issuer of the Senior Notes, (ii) the guarantor subsidiaries on a combined basis, (iii) the non-guarantor subsidiaries on a combined basis, (iv) elimination adjustments, and (v) total consolidating amounts. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.

Unaudited Condensed Consolidating Balance Sheets
June 30, 2010
(in thousands)

	JDA Software	Guarantor	Non-Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$111,909	$34,270	$—	$146,179
Restricted cash	—	10,971	809	—	11,780
Accounts receivable	—	95,406	20,685	—	116,091
Income tax receivable	4,531	(3,499)	(1,032)	—	—
Deferred tax asset	—	55,682	1,948	—	57,630
Prepaid expenses and other current assets	—	21,424	11,827	—	33,251

Total current assets	4,531	291,893	68,507	—	364,931

Non-Current Assets:
Property and equipment, net	—	38,680	5,968	—	44,648
Goodwill	—	197,813	—	—	197,813
Other intangibles, net:
Customer-based intangibles	—	156,614	—	—	156,614
Technology-based intangibles	—	41,161	—	—	41,161
Marketing-based intangibles	—	13,226	—	—	13,226
Deferred tax asset	—	257,546	11,875	—	269,421
Other non-current assets	6,266	108	11,007	—	17,381
Investment in subsidiaries	161,334	74,331	—	(235,665)	—
Intercompany accounts	694,337	(730,368)	36,031	—	—

Total non-current assets	861,937	49,111	64,881	(235,665)	740,264

Total Assets	$866,468	$341,004	$133,388	$(235,665)	$1,105,195

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$—	$12,688	$1,735	$—	$14,423
Accrued expenses and other liabilities	1,039	43,150	24,651	—	68,840
Income taxes payable	—	(3,296)	6,448	—	3,152
Deferred revenue	—	89,952	31,866	—	121,818

Total current liabilities	1,039	142,494	64,700	—	208,233

Non-Current Liabilities:
Long-term debt	272,451	—	—	—	272,451
Accrued exit and disposal obligations	—	4,292	2,334	—	6,626
Liability for uncertain tax positions	—	9,052	1,254	—	10,306
Deferred revenues	—	14,429	172	—	14,601

Total non-current liabilities	272,451	27,773	3,760	—	303,984

Total Liabilities	273,490	170,267	68,460	—	512,217

Stockholders’ Equity	592,978	170,737	64,928	(235,665)	592,978

Total Liabilities and Stockholders’ Equity	$866,468	$341,004	$133,388	$(235,665)	$1,105,195

Condensed Consolidating Balance Sheets
December 31, 2009
(in thousands)

	JDA Software	Guarantor	Non-Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$47,170	$28,804	$—	$75,974
Restricted cash	287,875	—	—	—	287,875
Accounts receivable	—	53,535	15,348	—	68,883
Income tax receivable	469	5,941	(6,410)	—	—
Deferred tax asset	—	17,973	1,169	—	19,142
Prepaid expenses and other current assets	—	11,273	4,394	—	15,667

Total current assets	288,344	135,892	43,305	—	467,541

Non-Current Assets:
Property and equipment, net	—	35,343	5,499	—	40,842
Goodwill	—	135,275	—	—	135,275
Other intangibles, net:
Customer-based intangibles	—	99,264	—	—	99,264
Technology-based intangibles	—	20,240	—	—	20,240
Marketing-based intangibles	—	157	—	—	157
Deferred tax asset	—	37,781	6,569	—	44,350
Other non-current assets	6,697	124	7,176	—	13,997
Investment in subsidiaries	154,166	27,575	—	(181,741)	—
Intercompany accounts	234,479	(253,131)	18,652	—	—

Total non-current assets	395,342	102,628	37,896	(181,741)	354,125

Total Assets	$683,686	$238,520	$81,201	$(181,741)	$821,666

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$—	$6,140	$1,052	$—	$7,192
Accrued expenses and other liabilities	—	28,809	16,714	—	45,523
Income taxes payable	—	1,255	2,234	—	3,489
Deferred revenue	—	44,145	21,520	—	65,665

Total current liabilities	—	80,349	41,520	—	121,869

Non-Current Liabilities:
Long-term debt	272,250	—	—	—	272,250
Accrued exit and disposal obligations	—	4,723	2,618	—	7,341
Liability for uncertain tax positions	—	8,770	—	—	8,770

Total non-current liabilities	272,250	13,493	2,618	—	288,361

Total Liabilities	272,250	93,842	44,138	—	410,230

Stockholders’ Equity	411,436	144,678	37,063	(181,741)	411,436

Total Liabilities and Stockholders’ Equity	$683,686	$238,520	$81,201	$(181,741)	$821,666

Unaudited Condensed Consolidating Statements of Income
Three Months Ended June 30, 2010
(in thousands)

	JDA Software	Guarantor	Non-Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Software licenses	$—	$32,152	$—	$—	$32,152
Subscriptions and other recurring revenues	—	5,806	—	—	5,806
Maintenance services	—	42,480	18,114	—	60,594

Product revenues	—	80,438	18,114	—	98,552

Consulting services	—	37,535	17,720	—	55,255
Reimbursed expenses	—	3,048	1,518	—	4,566

Service revenues	—	40,583	19,238	—	59,821

Total revenues	—	121,021	37,352	—	158,373

Cost of Revenues:
Cost of software licenses	—	909	—	—	909
Amortization of acquired software technology	—	1,803	—	—	1,803
Cost of maintenance services	—	9,499	4,728	—	14,227

Cost of product revenues	—	12,211	4,728	—	16,939

Cost of consulting services	—	28,478	12,264	—	40,742
Reimbursed expenses	—	3,044	1,522	—	4,566

Cost of service revenues	—	31,522	13,786	—	45,308

Total cost of revenues	—	43,733	18,514	—	62,247

Gross Profit	—	77,288	18,838	—	96,126

Operating Expenses:
Product development	—	12,387	7,094	—	19,481
Sales and marketing	—	14,904	9,556	—	24,460
General and administrative	—	15,824	3,997	—	19,801
Amortization of intangibles	—	9,915	—	—	9,915
Restructuring charges	—	3,771	777	—	4,548
Acquisition-related costs	—	865	—	—	865

Total operating expenses	—	57,666	21,404	—	79,070

Operating Income (Loss)	—	19,622	(2,566)	—	17,056

Interest expense and amortization of loan fees	(5,995)	(127)	(60)	—	(6,182)
Interest income and other, net	—	(10,683)	10,041	—	(642)
Equity in earnings (loss) of subsidiaries	11,583	5,697	—	(17,280)	—

Income (Loss) Before Income Taxes	5,588	14,509	7,415	(17,280)	10,232

Income tax (provision) benefit	2,278	(1,813)	(2,831)	—	(2,366)

Net Income (Loss)	$7,866	$12,696	$4,584	$(17,280)	$7,866

Unaudited Condensed Consolidating Statements of Income
Three Months Ended June 30, 2009
(in thousands)

	JDA Software	Guarantor	Non-Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Software licenses	$—	$26,585	$—	$—	$26,589
Subscriptions and other recurring revenues	—	996	—	—	996
Maintenance services	—	28,462	15,909	—	44,371

Product revenues	—	56,047	15,909	—	71,956

Consulting services	—	16,377	8,702	—	25,079
Reimbursed expenses	—	1,694	756	—	2,450

Service revenues	—	18,071	9,458	—	27,529

Total revenues	—	74,118	25,367	—	99,485

Cost of Revenues:
Cost of software licenses	—	1,235	—	—	1,235
Amortization of acquired software technology	—	980	—	—	980
Cost of maintenance services	—	8,140	2,844	—	10,984

Cost of product revenues	—	10,355	2,844	—	13,199

Cost of consulting services	—	13,200	6,931	—	20,131
Reimbursed expenses	—	1,694	756	—	2,450

Cost of service revenues	—	14,894	7,687	—	22,581

Total cost of revenues	—	25,249	10,531	—	35,780

Gross Profit	—	48,869	14,836	—	63,705

Operating Expenses:
Product development	—	10,107	2,557	—	12,664
Sales and marketing	—	9,677	6,493	—	16,170
General and administrative	—	9,232	2,438	—	11,670
Amortization of intangibles	—	6,051	—	—	6,051
Restructuring charges	—	1,678	1,054	—	2,732

Total operating expenses	—	36,745	12,542	—	49,287

Operating Income	—	12,124	2,294	—	14,418

Interest expense and amortization of loan fees	(275)	(74)	(37)	—	(386)
Interest income and other, net	—	3,454	(3,331)	—	123
Equity in earnings (loss) of subsidiaries	9,105	(2,131)	—	(6,974)	—

Income (Loss) Before Income Taxes	8,830	13,373	(1,074)	(6,974)	14,155

Income tax (provision) benefit	105	(6,012)	687	—	(5,220)

Net Income (Loss)	$8,935	$7,361	$(387)	$(6,974)	$8,935

Unaudited Condensed Consolidating Statements of Income
Six Months Ended June 30, 2010
(in thousands)

	JDA Software	Guarantor	Non-Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Software licenses	$—	$56,589	$—	$—	$56,589
Subscriptions and other recurring revenues	—	10,093	—	—	10,093
Maintenance services	—	80,768	36,886	—	117,654

Product revenues	—	147,450	36,886	—	184,336

Consulting services	—	68,219	30,038	—	98,257
Reimbursed expenses	—	5,184	2,227	—	7,411

Service revenues	—	73,403	32,265	—	105,668

Total revenues	—	220,853	69,151	—	290,004

Cost of Revenues:
Cost of software licenses	—	1,917	—	—	1,917
Amortization of acquired software technology	—	3,379	—	—	3,379
Cost of maintenance services	—	17,848	8,412	—	26,260

Cost of product revenues	—	23,144	8,412	—	31,556

Cost of consulting services	—	53,574	22,437	—	76,011
Reimbursed expenses	—	5,180	2,231	—	7,411

Cost of service revenues	—	58,754	24,668	—	83,422

Total cost of revenues	—	81,898	33,080	—	114,978

Gross Profit	—	138,955	36,071	—	175,026

Operating Expenses:
Product development	—	24,359	12,399	—	36,758
Sales and marketing	—	28,361	17,211	—	45,572
General and administrative	—	30,406	7,092	—	37,498
Amortization of intangibles	—	18,481	—	—	18,481
Restructuring charges	—	8,914	3,392	—	12,306
Acquisition-related costs	—	7,608	—	—	7,608

Total operating expenses	—	118,129	40,094	—	158,223

Operating Income (Loss)	—	20,826	(4,023)	—	16,803

Interest expense and amortization of loan fees	(11,923)	(246)	(99)	—	(12,268)
Interest income and other, net	—	(14,274)	14,755	—	481
Equity in earnings (loss) of subsidiaries	10,990	6,841	—	(17,831)	—

Income (Loss) Before Income Taxes	(933)	13,147	10,633	(17,831)	5,016

Income tax (provision) benefit	4,531	(2,289)	(3,660)	—	(1,418)

Net Income (Loss)	$3,598	$10,858	$6,973	$(17,831)	$3,598

Unaudited Condensed Consolidating Statements of Income
Six Months Ended June 30, 2009
(in thousands)

	JDA Software	Guarantor	Non-Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Software licenses	$—	$40,946	$—	$—	$40,946
Subscriptions and other recurring revenues	—	1,964	—	—	1,964
Maintenance services	—	56,395	30,973	—	87,368

Product revenues	—	99,305	30,973	—	130,278

Consulting services	—	31,689	16,424	—	48,113
Reimbursed expenses	—	3,030	1,397	—	4,427

Service revenues	—	34,719	17,821	—	52,540

Total revenues	—	134,024	48,794	—	182,818

Cost of Revenues:
Cost of software licenses	—	1,837	—	—	1,837
Amortization of acquired software technology	—	1,988	—	—	1,988
Cost of maintenance services	—	16,074	5,459	—	21,533

Cost of product revenues	—	19,899	5,459	—	25,358

Cost of consulting services	—	25,597	13,916	—	39,513
Reimbursed expenses	—	3,030	1,397	—	4,427

Cost of service revenues	—	28,627	15,313	—	43,940

Total cost of revenues	—	48,526	20,772	—	69,298

Gross Profit	—	85,498	28,022	—	113,520

Operating Expenses:
Product development	—	20,494	4,743	—	25,237
Sales and marketing	—	19,205	11,217	—	30,422
General and administrative	—	18,452	4,244	—	22,696
Amortization of intangibles	—	12,127	—	—	12,127
Restructuring charges	—	2,885	1,277	—	4,162

Total operating expenses	—	73,163	21,481	—	94,644

Operating Income	—	12,335	6,541	—	18,876

Interest expense and amortization of loan fees	(409	(138)	(78)	—	(625)
Interest income and other, net	—	6,331	(6,451)	—	(120)
Equity in earnings (loss) of subsidiaries	11,833	(2,053)	—	(9,780)	—

Income (Loss) Before Income Taxes	11,424	16,475	12	(9,780)	18,131

Income tax (provision) benefit	155	(7,008)	301	—	(6,552)

Net Income (Loss)	$11,579	$9,467	$313	$(9,780)	$11,579

Unaudited Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2010
(in thousands)

	JDA Software	Guarantor	Non-Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$147,828	$(147,903)	$9,643	$—	$9,568

Investing Activities:
Change in restricted cash	276,095	(10,971)	10,971	—	276,095
Purchase of i2 Technologies, Inc.	(431,775)	218,348	—	—	(213,427)
Payment of direct costs related to prior acquisitions	—	(1,639)	—	—	(1,639)
Purchase of property and equipment	—	(4,531)	(1,866)	—	(6,397)
Proceeds from disposal of property and equipment	—	336	13	—	349

Net cash provided by (used in) investing activities	(155,680)	201,543	9,118	—	54,981

Financing Activities:
Issuance of common stock – equity plans	11,610	—	—	—	11,610
Purchase of treasury stock and other , net	(3,758)	—	—	—	(3,758)
Change in intercompany receivable/payable	—	18,727	(18,727)	—	—

Net cash provided by (used in) financing activities	7,852	18,727	(18,727)	—	7,852

Effect of Exchange Rates on Cash and Cash Equivalents	—	(7,628)	5,432	—	(2,196)

Net increase in cash and equivalents	—	64,739	5,466	—	70,205

Cash and Cash Equivalents, Beginning of Period	—	47,170	28,804	—	75,974

Cash and Cash Equivalents, End of Period	$—	$111,909	$34,270	$—	$146,179

Unaudited Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2009
(in thousands)

	JDA Software	Guarantor	Non-Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(743)	$59,432	$1,823	$—	$60,512

Investing Activities:
Payment of direct costs related to prior acquisitions	—	(1,489)	—	—	(1,489)
Purchase of property and equipment	—	(139)	(1,268)	—	(1,407)
Proceeds from disposal of property and equipment	—	4	50	—	54

Net cash used in investing activities	—	(1,624)	(1,218)	—	(2,842)

Financing Activities:
Issuance of common stock – equity plans	4,642	—	—	—	4,642
Purchase of treasury stock and other, net	(3,899)	—	—	—	(3,899)
Change in intercompany receivable/payable	—	1,495	(1,495)	—	—

Net cash provided by (used in) financing activities	743	1,495	(1,495)	—	743

Effect of Exchange Rates on Cash and Cash Equivalents	—	(2,526)	4,092	—	1,566

Net increase in cash and equivalents	—	56,777	3,202	—	59,979

Cash and Cash Equivalents, Beginning of Period	—	10,841	21,855	—	32,696

Cash and Cash Equivalents, End of Period	$—	$67,618	$25,057	$—	$92,675

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
     The Merger is being accounted for using the acquisition method of accounting, with JDA identified as the acquirer, and the operating results of i2 have been included in our consolidated financial statements from the date of acquisition. Under the acquisition method of accounting, all assets acquired and liabilities assumed will be recorded at their respective acquisition-date fair values. We initially recorded $66.0 million of goodwill during the three months ended March 31, 2010 and made subsequent adjustments of $3.5 million during the three months ended June 30, 2010 to reduce the goodwill balance to $62.5 million. In addition, through June 30, 2010 we have recorded $113.2 million in other intangible assets, including $74.6 million for customer-based intangibles (maintenance relationships and future technological enhancements, service relationships and a covenant not-to-compete), $24.3 million for technology-based intangibles consisting of developed technology and $14.3 million for marketing-based intangibles consisting of trademark and trade names.
     The purchase price allocation has not been finalized. The preliminary allocation of the purchase price as of June 30, 2010 is based on the best estimates of management and is subject to revision as the final fair values of, and allocated purchase price to, the acquired assets and assumed liabilities in the acquisition of i2 are completed over the remainder of 2010. We currently anticipate that additional adjustments may still be made to the fair value of acquired deferred revenue balances, tax-related accounts, amortization of intangible assets and the residual amount allocated to goodwill. See Note 2 to the Condensed Consolidated Financial Statements for a complete description of this transaction and the initial purchase price allocation.
     Through June 30, 2010, we have expensed approximately $12.4 million of costs related to the acquisition of i2, including $865,000 and $7.6 million in the three and six months ended June 30, 2010, respectively. These costs, which consist primarily of investment banking fees, commitment fees on unused bank financing, legal and accounting fees, are included in the consolidated statements of income under the caption “Acquisition-related costs.”
     On December 10, 2009, we issued $275 million of five-year, 8.0% Senior Notes (the “Senior Notes”) at an initial offering price of 98.988% of the principal amount. The net proceeds from the sale of the Senior Notes, which exclude the original issue discount ($2.8 million) and other debt issuance costs ($7.1 million) were placed in escrow and subsequently used, together with cash on hand at JDA and i2, to fund the cash portion of the merger consideration in the acquisition of i2. See Note 7 to the Condensed Consolidated Financial Statements for a complete description of the Senior Notes.

The following tables summarize the impact of the i2 acquisition on our product and service revenues:
     Second Quarter 2010

Revenues:	JDA		i2		Combined
Software licenses and subscriptions	$21,728	57%	$16,230	43%	$37,958
Maintenance services	45,417	75%	15,177	25%	60,594

Product revenues	67,145	68%	31,407	32%	98,552
Service revenues	38,294	64%	21,527	36%	59,821

Total revenues	$105,439	67%	$52,934	33%	$158,373

     First Half 2010

Revenues:	JDA		i2		Combined
Software licenses and subscriptions	$37,606	56%	$29,076	44%	$66,682
Maintenance services	91,908	78%	25,746	22%	117,654

Product revenues	129,514	70%	54,822	30%	184,336
Service revenues	70,295	67%	35,373	33%	105,668

Total revenues	$199,809	69%	$90,195	31%	$290,004

     Outlook for 2010. Based on our first half 2010 performance and the outlook for the remainder of the year, we are reconfirming our previously announced annual guidance for revenue and earnings. This information considers a full year of JDA revenues and operating results and eleven months of i2 revenues and operating results as the acquisition of i2 was completed on January, 28, 2010. We have, however, lowered our outlook for cash flow from operations to a range of $80 million to $90 million from the previously announced range of $100 million to $110 million, primarily due to a greater than originally expected negative impact of working capital. Operating cash flows for the six months ended June 30, 2010 were negatively impacted by decreases in deferred revenue balances from maintenance and other contracts assumed in the i2 acquisition that were renewed in the months just prior to the acquisition and for which the related cash was collected by i2 prior to the acquisition close date. See Liquidity and Capital Resources.

Outlook for 2010
	Low End	High End
Software and subscription revenues	$125 million	$135 million
Total revenues	$590 million	$625 million
Adjusted EBITDA	$160 million	$170 million
Adjusted earnings per share	$1.85	$2.00
Cash flow from operations (Revised)	$80 million	$90 million
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
     We have not provided an outlook for 2010 GAAP net income or GAAP earnings per share, nor a reconciliation between the non-GAAP measurements presented herein (i.e., Adjusted EBITDA and Adjusted earnings per share) and the most directly comparable GAAP measurements. The purchase price allocation has not been finalized.

The preliminary allocation of the purchase price as of June 30, 2010 is based on the best estimates of management and is subject to revision as the final fair values of, and allocated purchase price to, the acquired assets and assumed liabilities in the acquisition of i2 are completed over the remainder of 2010. We currently anticipate that additional adjustments may still need to be made to the fair value of acquired deferred revenue balances, tax-related accounts, amortization of intangible assets and the residual amount allocated to goodwill. The final purchase price allocation may result in changes to amortization which could affect GAAP net income and earnings per share. However, because Adjusted EBITDA and adjusted earnings per share are essentially determined without regard to depreciation and/or amortization, among other factors, we do not anticipate material changes to our outlook of Adjusted EBITDA based on the final valuation and allocation of the i2 transaction. Of course, any estimate is subject to the limitation described herein, including the safe harbor statement above.
     We reported record software sales of approximately $38 million in second quarter 2010. Software license sales are a leading indicator for our business and we believe this record quarterly result reinforces the competitive strength of our product offerings, particularly when considering the current economic environment. We believe the following software trends will impact our second half 2010 software sales:
•	Quarter-to-quarter software sales will fluctuate due to the timing of transactions in our sales pipeline.

•	Second half 2010 software license revenues could be softer in the third quarter followed by a strengthening of software sales in the fourth quarter.

•	We did not expect to realize any significant software revenue synergies from i2 in 2010 based on our past experience with other acquisitions.
     Our average annualized maintenance retention rate, which includes i2, increased to approximately 97% in second quarter 2010 compared to approximately 94% in second quarter 2009. As expected, we have encountered the normal extended negotiation process as we are going through the first maintenance renewal cycle with the i2 customer base. The renewal process includes resetting pricing and renegotiating the terms of the agreements, many of which have historically been one-year contracts. We currently expect most of the i2 maintenance base to renew on schedule; however, where appropriate we have suspended the recognition of revenue on i2 maintenance renewals until the negotiations are complete. As of June 30, 2010, we had approximately $4.0 million of maintenance revenue suspended. In addition, volatility in foreign currency exchange rates has and will continue to impact our maintenance services revenue. Foreign exchange rate variances increased maintenance services revenues in second quarter 2010 by $721,000 compared to second quarter 2009. Maintenance gross margins increased to nearly 77% in second quarter 2010 compared to 75% in second quarter 2009, due primarily to the continued strength in our software license sales and increased operating leverage from our larger maintenance base.
     Consulting services revenue generally follows software sales since the majority of this activity relates to implementation services. Consulting services revenue has trended up in recent quarters, due primarily to our improved software sales performance over the past three years that has resulted in multiple large projects. In addition, first half 2010 was favorably impacted by new incremental service revenues from the i2 products. Billable hours increased 30% sequentially in second quarter 2010 compared to first quarter 2010 and approximately 200% compared to second quarter 2009, due primarily to assumed projects involving i2 products and higher billable hours from certain large ongoing projects in the Americas and Asia/Pacific regions. Our global utilization rate was 59% in second quarter 2010 compared to 59% in first quarter 2010 and 57% in second quarter 2009.
     Services margin improved to 24% in second quarter 2010 compared to 17% in first quarter 2010 and 18% in second quarter 2009. These increases are the result of the higher volume of consulting services revenues, higher billable hours from certain high margin projects and increased deployment of CoE resources on global service projects. We realized an improvement in the volume of work and implementation projects executed through the CoE in second quarter 2010 as approximately 31% of all billable hours were delivered through the CoE compared to 7% in second quarter 2009. This improvement results primarily from services provided on assumed i2 projects.
     We signed five new managed service agreements in fourth quarter 2009, eight new deals in first quarter 2010 and nine new deals in second quarter 2010. These transactions include contracts with both large and mid-market customers.
     We Have Incurred Significant Unplanned Legal Expenses. We have incurred significant unplanned legal expenses in first half 2010 due to the ongoing litigation between Dillard’s and i2 Technologies and the patent infringement litigation i2 filed against a competitor (see Note 8 to the Condensed Consolidated Financial Statements). Legal expenses in first half 2010 were $5.8 million, including approximately $3.4 million in second quarter 2010, compared to $1.1 million in first half 2009. We expect our quarterly legal expenses to persist at this level until we resolve these matters. We currently believe we may be able to offset the negative impact of these unplanned legal expenses through a combination of continued strength in software sales and short-term cost savings.
     We Have Realized Cost Synergies as We Integrate and Combine i2 and JDA. We achieved approximately $9.0 million, or approximately 45% of our total targeted net cost synergies in first half 2010, which included only five months of combined post-merger activity.
     Share-Based Compensation Expense. We recorded share-based compensation expense of $6.6 million and $3.6 million in six months ended June 30, 2010 and 2009, respectively and as of June 30, 2010, we have included $12.8 million of deferred compensation in stockholders’ equity. A summary of total stock-based compensation by expense category for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Cost of maintenance services	$163	$174	$277	$286
Cost of consulting services	330	260	778	471
Product development	173	191	506	360
Sales and marketing	884	688	1,750	1,069
General and administrative	1,742	844	3,258	1,399

Total stock-based compensation	$3,292	$2,157	$6,569	$3,567

     In February 2010, the Board approved a stock-based incentive program for 2010 (“2010 Performance Program”). The 2010 Performance Program provides for the issuance of contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we are able to achieve a defined adjusted EBITDA performance threshold goal in 2010. A partial pro-rata issuance of performance share awards will be made if we achieve a minimum adjusted EBITDA performance threshold. The 2010 Performance Program initially provides for the issuance of up to approximately 555,000 of targeted contingently issuable performance share awards. The performance share awards, if any, will be issued after the approval of our 2010 financial results in January 2011 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period. Our performance against the defined performance threshold goal will be evaluated on a quarterly basis throughout 2010 and share-based compensation will be recognized over the requisite service period that runs from February 3, 2010 (the date of board approval) through January 2013. A deferred compensation charge of $13.8 million has been recorded in the equity section our balance sheet, with a related increase to additional paid-in capital, for the total grant date fair value of the current estimated awards to be issued under the 2010 Performance Program. Although all necessary service and performance conditions have not been met through June 30, 2010, based on first half 2010 results and the outlook for the remainder of 2010, management has determined that it is probable the Company will achieve its minimum adjusted EBITDA performance threshold. As a result, we have recorded $4.6 million in stock-based compensation expense related to these awards in the six months ended June 30, 2010, including $2.3 million in second quarter 2010. If we achieve the defined performance threshold goal we would expect to recognize approximately $9.2 million of the award as share-based compensation in 2010.
     In February 2010, the Board also approved a 2010 cash incentive bonus plan (“Incentive Plan”) for our executive officers, including those new executives joining the Company through the acquisition of i2. The Incentive Plan provides for approximately $4.1 million in targeted cash bonuses if we are able to achieve a defined adjusted EBITDA performance threshold goal in 2010 and at the Compensation Committee’s discretion, amounts are payable quarterly under the plan on the basis of the actual EBITDA achieved by the Company for the applicable quarter of 2010 when compared to the annual target and the outlook for the remainder of the year. A partial pro-rata cash bonus will be paid if we achieve a minimum adjusted EBITDA performance threshold. There is no cap on the maximum amount the executives can receive if the Company exceeds the defined adjusted EBITDA performance threshold goal.
     We May Make Additional Strategic Acquisitions. Acquisitions have been, and we expect they will continue to be, an integral part of our overall growth plan. We believe strategic acquisition opportunities will allow JDA to continue to strengthen its position as a leading supply chain management software and services provider. Our intent is to seek acquisition opportunities that complement the Company’s current software and services offerings. We may make future acquisitions that are significant in relation to the current size of JDA or smaller acquisitions that add specific functionality to enhance our existing product suite. If the Dillard’s litigation continues for an extended period of time it may delay our making acquisitions, though we do not currently expect any delay to be significant.

     Financial and Cash Flow From Operations. We had working capital of $156.7 million at June 30, 2010 compared to $345.7 million at December 31, 2009. The working capital balances include cash of $158.0 million and $363.8 million, respectively, which includes restricted cash of $11.8 million and $287.9 million, respectively. The restricted cash balance at December 31, 2009 consisted primarily of net proceeds from the issuance of the Senior Notes (see Contractual Obligations) of approximately $265 million, which together with cash on hand at JDA and i2, was used to fund the cash portion of the merger consideration in the acquisition of i2 on January 28, 2010.
     Net accounts receivable were $116.1 million or 66 days sales outstanding (“DSO”) at June 30, 2010 compared to $107.9 million or 74 days DSO at March 31, 2010 and $68.9 million or 58 days DSO at December 31, 2009 and $62.7 million or 57 days DSO at June 30, 2009, which represented an historical low DSO result for the Company. Our quarterly DSO results historically increase during the first quarter of each year due to the heavy annual maintenance renewal billings that occur during this time frame and then typically decrease slowly over the remainder of the year. The increase in DSO at June 30, 2010 compared to June 30, 2009 reflects the impact of uncollected receivables assumed in the i2 acquisition.
     We generated $9.6 million in cash from operating activities in the six months ended June 30, 2010 compared to $60.5 million in the six months ended June 30, 2009. The decrease in cash flow is due primarily to an $8.0 million decrease in the current period net income, which includes $7.6 million of acquisition-related costs, $12.3 million of restructuring charges and $1.4 million of non-recurring, transition-related costs for salaries and retention bonuses for i2 employees. In addition, changes in working capital utilized approximately $29.7 million of cash in the six months ended June 30, 2010 and provided approximately $20.6 million of cash in the six months ended June 30, 2009, due primarily to the timing and payment of accounts receivable. Accounts receivable increased approximately $14.9 million in the six months ended June 30, 2010 due primarily to increased sales over the past twelve months and decreased $16.8 million in the six months ended June 30, 2009 due primarily to the collection of an unusually large receivable. In addition, operating cash flows for the six months ended June 30, 2010 were negatively impacted by decreases in deferred revenue balances from maintenance and other recurring revenue contracts assumed in the i2 acquisition that were renewed in the months just prior to the acquisition and for which the related cash was collected by i2 prior to the acquisition close date.
     Future Tax Benefits From the i2 Acquisition. Since the acquisition of i2 we initiated a process to determine the value of acquired net operating loss carry forwards and other favorable tax attributes such as amortization of intangibles and capitalized research and development costs. Based on our review, we now estimate future income tax benefits from the i2 acquisition to approximate $110 million over the next five years (2010 through 2014), and, as a result, we do not expect to pay significant federal income taxes during this time. We also believe that in the subsequent years there is an additional $100 million of estimated future income tax benefits available. Our estimates of the cash benefit of the i2 net operating loss carry forwards are subject to review by the Internal Revenue Service.
     Our weighted average shares outstanding for second quarter 2010 were approximately 42.3 million and we expect our quarterly weighted average shares outstanding to remain around this level for the remainder of 2010.

Results of Operations
     The following tables set forth a comparison of selected financial information (in thousands), expressed as both a dollar change and percentage change between periods for the three and six months ended June 30, 2010 and 2009 and as a percentage of total revenues. In addition, the tables express certain gross margin data as a percentage of software license revenue, maintenance revenue, product revenues or services revenues, as appropriate. The operating results for the three and six months ended June 30, 2010 include the impact of the i2 acquisition from the date of acquisition (January 28, 2010). The i2 acquisition also impacts the comparability of the information presented in the business segment and geographical regions disclosures that follow. The impact of the i2 acquisition on our product and service revenues in first half 2010 is summarized in Significant Trends and Developments in Our Business. The operating expenses of the combined company were co-mingled at the date of acquisition and as a result, no separate disclosure is made of the impact of the i2 acquisition on operating expenses or operating income.

	Three Months ended
	June 30,				2009 to 2010
	2010	%	2009	%	$ Change	% Change
Revenues:

Software licenses	$32,152	20%	$26,589	27%	$5,563	21%
Subscriptions and other recurring revenue	5,806	4	996	1	4,810	483%
Maintenance	60,594	38	44,371	44	16,223	37%

Product revenues	98,552	62	71,956	72	26,596	37%
Service revenues	59,821	38	27,529	28	32,292	117%

Total revenues	158,373	100%	99,485	100%	58,888	59%

Cost of Revenues:

Software licenses	909	1%	1,235	1%	(326)	(26%)
Amortization of acquired software technology	1,803	1	980	1	823	84%
Maintenance services	14,227	9	10,984	11	3,243	30%

Product revenues	16,939	11	13,199	13	3,740	28%
Service revenues	45,308	28	22,581	23	22,727	101%

Total cost of revenues	62,247	39	35,780	36	26,467	74%

Gross Profit	96,126	61	63,705	64	32,421	51%

Operating Expenses:

Product development	19,481	12	12,664	13	6,817	54%
Sales and marketing	24,460	15	16,170	16	8,290	51%
General and administrative	19,801	13	11,670	12	8,131	70%

	63,742	40	40,504	41	23,238	57%

Amortization of intangibles	9,915	6	6,051	6	3,864	64%
Restructuring charge	4,548	3	2,732	3	1,816	66%
Acquisition-related costs	865	1	—	—	865	100%

Operating income	$17,056	11%	$14,418	14%	2,638	18%

Gross margins:

Software licenses and subscription revenues		98%		96%
Maintenance		77%		75%
Product revenues		83%		82%
Services revenues		24%		18%

	Six Months ended
		June 30,			2009 to 2010
	2010	%	2009	%	$ Change	% Change
Revenues:

Software licenses	$56,589	20%	$40,946	22%	$15,643	38%
Subscriptions and other recurring revenue	10,093	3	1,964	1	8,129	414%
Maintenance	117,654	41	87,368	48	30,286	35%

Product revenues	184,336	64	130,278	71	54,058	41%
Service revenues	105,668	36	52,540	29	53,128	101%

Total revenues	290,004	100%	182,818	100%	107,186	59%

Cost of Revenues:

Software licenses	1,917	1%	1,837	1%	80	4%
Amortization of acquired software technology	3,379	1	1,988	1	1,391	70%
Maintenance services	26,260	9	21,533	12	4,727	22%

Product revenues	31,556	11	25,358	14	6,198	24%
Service revenues	83,422	29	43,940	24	39,482	90%

Total cost of revenues	114,978	40	69,298	38	45,680	66%

Gross Profit	175,026	60	113,520	62	61,506	54%

Operating Expenses:

Product development	36,758	12	25,237	14	11,521	46%
Sales and marketing	45,572	16	30,422	17	15,150	50%
General and administrative	37,498	13	22,696	12	14,802	65%

	119,828	41	78,355	43	41,473	53%

Amortization of intangibles	18,481	6	12,127	7	6,354	52%
Restructuring charge	12,306	4	4,162	2	8,144	196%
Acquisition-related costs	7,608	3	—	—	7,608	100%

Operating income	$16,803	6%	$18,876	10%	(2,073)	(11%)

Gross margins:

Software licenses and subscription revenues		97%		96%
Maintenance		78%		75%
Product revenues		83%		81%
Services revenues		21%		16%

     The following tables set forth selected comparative financial information on revenues for our revised business segments and geographical regions, expressed as a percentage change between the three and six months ended June 30, 2010 and 2009. In addition, the tables set forth the contribution of each business segment and geographical region to total revenues in the three and six months ended June 30, 2010 and 2009, expressed as a percentage of total revenues. In connection with the acquisition of i2, management approved a realignment of our reportable business segments to better reflect the core business in which we operate, the supply chain management market, and how our chief operating decision maker views, evaluates and makes decisions about resource allocations within our business. As a result of this realignment, we have eliminated Retail and Manufacturing and Distribution as reportable business segments and beginning in first quarter 2010 have reported our operations within the following segments:
•	Supply Chain. This reportable business segment includes all revenues related to applications and services sold to customers in the supply chain management market. The majority of our products are specifically designed to provide customers with one synchronized view of product demand while managing the flow and allocation of materials, information, finances and other resources across global supply chains, from manufacturers to distribution centers and transportation networks to the retail store and consumer (collectively, the “Supply Chain”). This segment combines all revenues previously reported by the Company under the Retail and Manufacturing and Distribution reportable business segments and includes all revenues related to i2 applications and services.

•	Services Industries. This reportable business segment includes all revenues related to applications and services sold to customers in service industries such as travel, transportation, hospitality, media and telecommunications. The Services Industries segment is centrally managed by a team that has global responsibilities for this market.
Business Segments

	Supply Chain		Services Industries
	June 30, 2010 vs. 2009		June 30, 2010 vs. 2009
	Quarter	Six Months	Quarter	Six Months
Software licenses and subscriptions	90%	94%	(96%)	(82%)
Maintenance services	37%	35%	22%	36%

Product revenues	54%	51%	(81%)	(58%)
Service revenues	123%	106%	58%	51%

Total revenues	73%	67%	(52%)	(28%)

Product development	56%	46%	24%	38%
Sales and marketing	56%	53%	14%	18%

Operating income	81%	81%	(108%)	(98%)

	Contribution to Total Revenues
	June 30, 2010 vs. 2009
	Quarter		Six Months
	2010	2009	2010	2009
Supply Chain	97%	89%	96%	91%
Services Industries	3%	11%	4%	9%

	100%	100%	100%	100%

Geographical Regions

	The Americas		Europe		Asia/Pacific
	June 30, 2010 vs. 2009		June 30, 2010 vs. 2009		June 30, 2010 vs. 2009
	Quarter	Six Months	Quarter	Six Months	Quarter	Six Months
Software licenses and subscriptions	89%	81%	(5)%	24%	(26)%	13%
Maintenance services	32%	29%	29%	31%	98%	96%

Product revenues	50%	45%	18%	29%	10%	48%
Service revenues	90%	75%	86%	89%	499%	418%

Total revenues	63%	54%	33%	42%	79%	118%

	Contribution to Total Revenues
	June 30, 2010 vs. 2009
	Quarter		Six Months
	2010	2009	2010	2009
The Americas	68%	66%	67%	69%
Europe	17%	20%	18%	20%
Asia/Pacific	15%	14%	15%	11%

	100%	100%	100%	100%
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Software License and Subscription Results by Region.
     The following table summarizes software license and subscription revenues by region for second quarter 2010 and 2009:

	Three Months Ended June 30,
Region	2010	2009	$Change	% Change
Americas	$27,080	$14,357	$12,723	89%
Europe	4,773	5,012	(239)	(5%)
Asia/Pacific	6,105	8,216	(2,111)	(26%)

Total	$37,958	$27,585	$10,373	38%

     Software sales in North America continue to be the most significant contributor to our software sales result. The increase in software license and subscription revenues in the Americas region in second quarter 2010 compared to second quarter 2009 is due primarily to the incremental sales of i2 products and the recurring subscription revenues on contracts assumed in the i2 acquisition, together with an increase in the number of large transactions. Software sales in the Asia/Pacific region were significantly influenced by sales of applications acquired from i2 in first half 2010. The second quarter 2009 software license results for the Asia/Pacific region included one unusually large transaction.

The following table summarizes the number of large transactions by region for second quarter 2010 and 2009:

	# of Large Transactions
	Three Months Ended June 30,
	2010			2009
Region	JDA	i2	Total
Americas	4	—	4	3
Europe	—	—	—	1
Asia/Pacific	—	2	2	1

Total	4	2	6	5

     Approximately 79% and 64% of our software license and subscription revenues in second quarter 2010 and 2009, respectively, came from our install-base customers. We closed 54 new software deals in second quarter 2010 compared to 68 in second quarter 2009 and our average selling price (“ASP”) was $608,000 for the 12-month period ended June 30, 2010 compared to $819,000 for the 12-month period ended June 30, 2009 which included the impact of an unusually large transaction from fourth quarter 2008.
Software License and Subscription Results by Reportable Business Segment.
     Supply Chain. Software license and subscription revenues in this reportable business segment increased 90% in second quarter 2010 compared to second quarter 2009, due primarily to the incremental sales of i2 products (including two large transactions) and the recurring subscription revenues on contracts assumed in the i2 acquisition, together with an increase in the number of mid-sized software transactions. In total, there were six large transactions in this reportable business segment in second quarter 2010 compared to four in first quarter 2009.
     Services Industries. Software license revenues in this reportable business segment decreased 96% in second quarter 2010 compared to second quarter 2009, due to a decrease in the number of large transactions. There were no large transactions in this reportable business segment in second quarter 2010 compared to one unusually large transaction in second quarter 2009.
Maintenance Services
     Maintenance services revenues increased $16.2 million, or 37%, to $60.6 million in second quarter 2010 compared to $44.4 million in second quarter 2009, and represented 38% and 44% of total revenues, respectively, in these periods. The increase is due primarily to $15.2 million of new incremental maintenance revenues from the i2 products. In addition, favorable foreign exchange rate variances increased maintenance services revenues in second quarter 2010 by $721,000 compared to second quarter 2009 due primarily to the weakening of the U.S. Dollar against European currencies. Excluding the impact of the $15.2 million of new incremental maintenance from the i2 products and the favorable foreign exchange rate variance, maintenance services revenues were flat in second quarter 2010 compared to second quarter 2009 as maintenance revenues from new software sales and rate increases on annual renewals were substantially offset by net suspensions of maintenance revenue on customers who are significantly delinquent or whose credit has deteriorated and decreases in recurring maintenance revenues due to attrition.
Service Revenues
     Service revenues, which include consulting services, managed services, training revenues, net revenues from our hardware reseller business and reimbursed expenses, increased $32.3 million, or 117%, to $59.8 million in second quarter 2010 compared to $27.5 million in second quarter 2009. The increase is due primarily to $21.5 million of new incremental service revenues from the i2 products. Excluding these incremental revenues our core consulting services business increased approximately $10.8 million in second quarter 2010 compared to second quarter 2009, primarily as a result of our improved software sales performance over the past three years and an increase in billable hours from certain large ongoing projects in the Americas and Asia/Pacific regions that involve core JDA products.
Cost of Product Revenues
     Cost of Software Licenses. The decrease in cost of software licenses in second quarter 2010 compared to second quarter 2009 is due primarily to a decrease in royalties on embedded third-party software applications.

     Amortization of Acquired Software Technology. The increase in amortization of acquired software technology in second quarter 2010 compared to second quarter 2009 is due primarily to the amortization on software technology acquired in the i2 acquisition.
     Cost of Maintenance Services. Cost of maintenance services increased $3.2 million, or 30%, to $14.2 million in second quarter 2010 compared to $11.0 million in second quarter 2009. The increase is due primarily to an increase in salaries and related benefits resulting from the associates added in the i2 acquisition.
Cost of Service Revenues
     Cost of service revenues increased $22.7 million, or 101%, to $45.3 million in second quarter 2010 compared to $22.6 million in second quarter 2009. The increase is due primarily to an increase in salaries and related benefits resulting from the associates added in the i2 acquisition, a $4.2 million increase in outside contractor costs, a $2.1 million increase in reimbursed expenses, a $1.9 million increase in incentive compensation and a $977,000 increase in travel costs, offset in part by a $2.2 million increase in deferred costs for a large consulting project.
Operating Expenses
     Operating expenses, excluding amortization of intangibles, restructuring charges and acquisition-related costs were $63.7 million in second quarter 2010 compared to $40.5 million in second quarter 2009 and represented 40% and 41% of total revenues, respectively.
     Product Development. Product development expense increased $6.8 million, or 54%, to $19.5 million in second quarter 2010 compared to $12.7 million in second quarter 2009 and represented 12% and 13% of total revenues, respectively. The increase is due primarily to an increase in salaries, incentive compensation and related benefits resulting from the associates added in the i2 acquisition.
     Sales and Marketing. Sales and marketing expense increased $8.3 million, or 51%, to $24.5 million in second quarter 2010 compared to $16.2 million in second quarter 2009 and represented 15% and 16% of total revenues, respectively. The increase is due primarily to an increase in salaries, incentive compensation and related benefits resulting from the associates added in the i2 acquisition, a $2.1 million increase in commissions resulting from the increase in software license sales and an $860,000 increase in travel costs.
     General and Administrative. General and administrative expense increased $8.1 million, or 70%, to $19.8 million in second quarter 2010 compared to $11.7 million in second quarter 2009 and represented 13% and 12% of total revenues, respectively. The increase is due primarily to a $2.7 million increase in legal costs due to the ongoing litigation between Dillard’s and i2 Technologies and the patent infringement litigation i2 filed against a competitor, an increase in salaries, incentive compensation and related benefits resulting primarily from the associates added in the i2 acquisition and $723,000 of non-recurring, transition-related costs for salaries and retention bonuses for i2 employees that are being retained for a defined period of time. The non-recurring, transition-related costs should decline over the next two quarters as transition personnel complete their assignments.
     Amortization of Intangibles. The increase in amortization of intangibles in second quarter 2010 compared to second quarter 2009 is due primarily to the amortization on customer list and trademark intangible assets acquired in the i2 acquisition, offset in part to the cessation of amortization on certain trademark intangibles from prior acquisitions that are now fully amortized.
     Restructuring Charges. We recorded restructuring charges of $4.6 million in second quarter 2010 for termination benefits, office closures and contract terminations primarily associated with the acquisition of i2 and the continued transition of additional on-shore activities to our CoE facilities. The charges include $3.2 million for termination benefits related to a workforce reduction of 41 associates primarily in product development, sales, information technology and other administrative positions in each of our geographic regions. In addition, the charges include $1.4 million for estimated costs to close and integrate redundant office facilities and for the integration of information technology and termination of certain i2 contracts that have no future economic benefit to the Company and are incremental to the other costs that will be incurred by the combined Company. The second quarter 2010 charges also include immaterial adjustments to decrease reserves recorded for restructuring activities in prior periods.
     We recorded a restructuring charge of $2.3 million in second quarter 2009. This charge is primarily associated with the transition of additional on-shore activities to the CoE and includes termination benefits related to a workforce reduction of 27 associates in product development, service, support, information technology and other administrative positions, primarily in the Americas region. In addition, the charge includes $1.0 million in severance and other termination benefits pursuant to a separation agreement with our former Executive Vice President and Chief Financial Officer. We also recorded net adjustments of $395,000 in second quarter 2009 to reduce estimated restructuring reserves established in prior years and to increase certain Manugistics acquisition reserves based on our revised estimate of sublease rentals and market adjustments on an unfavorable office facility in the United Kingdom.
     Acquisition-Related Costs. During second quarter 2010 we expensed approximately $865,000 of costs related to the acquisition of i2 on January 28, 2010. These costs consist primarily of legal, accounting and other outside professional fees.
Other Income (Expense)
     Interest Expense and Amortization of Loan Fees. The increase in interest expense and amortization of loan fees in second quarter 2010 compared to second quarter 2009 is due primarily to $5.5 million of interest on the Senior Notes issued and amortization of $495,000 on the original issue discount on the Senior Notes and related loan origination fees.
     Interest Income and Other, Net. The decrease in interest income and other, net in second quarter 2010 compared to second quarter 2009 is due primarily to changes in foreign currency gains and losses. We recorded a net foreign currency exchange loss of $958,000 in second quarter 2010 compared to a net foreign currency exchange gain of $102,000 in second quarter 2009.
Income Tax Provision
     The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted by any discrete events, which are reported in the period in which they occur. This estimate is re-evaluated each quarter based on our estimated tax expense for the year. The method used to calculate the Company’s effective rate for the three months ended June 30, 2010 is different from the method used to calculate the effective rate for the three months ended June 30, 2009. The change in the method used is due to the Company’s ability to forecast income by jurisdiction and reliably estimate an overall annual effective tax rate.
     We recorded income tax provisions of $2.4 million and $5.2 million for the three months ended June 30, 2010 and 2009, respectively, representing effective income tax rates of 23% and 37%, respectively. Our effective income tax rate during the three months ended June 30, 2010 and 2009 differed from the 35% U.S. statutory rate primarily due to changes in our liability for uncertain tax positions, state income taxes (net of federal benefit), the effect of foreign operations and items not deductible for tax, including those related to certain costs the Company incurred in connection with the acquisition of i2 Technologies, Inc. during first quarter 2010.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Software License and Subscription Results by Region.
     The following table summarizes software license and subscription revenues by region for first half 2010 and 2009:

	Six Months Ended June 30,
Region	2010	2009	$Change	% Change
Americas	$45,997	$25,462	$20,535	81%
Europe	10,176	8,182	1,994	24%
Asia/Pacific	10,509	9,266	1,243	13%

Total	$66,682	$42,910	$23,772	55%

     The increase in software license and subscription revenues in each region in first half 2010 compared to first half 2009 is due primarily to the incremental sales of i2 products and the recurring subscription revenues on contracts assumed in the i2 acquisition.

The following table summarizes the number of large transactions by region for first half 2010 and 2009:

	# of Large Transactions
	Six Months Ended June 30,
	2010			2009
Region	JDA	i2	Total
Americas	7	1	8	5
Europe	—	2	2	2
Asia/Pacific	1	3	4	1

Total	8	6	14	8

Software License and Subscription Results by Reportable Business Segment.
     Supply Chain. Software license and subscription revenues in this reportable business segment increased 94% in first half 2010 compared to first half 2009, due primarily to the incremental sales of i2 products (including six large transactions) and the recurring subscription revenues on contracts assumed in the i2 acquisition, together with an increase in the number of mid-sized software transactions. In total, there were 14 large transactions in this reportable business segment in first half 2010 compared to six in first half 2009.
     Services Industries. Software license revenues in this reportable business segment decreased 82% in first half 2010 compared to first half 2009, due to a decrease in the number of large transactions. There were no large transactions in this reportable business segment in first half 2010 compared to two in first half 2009, one of which was an unusually large transaction. The other large transaction in first half 2009 was being recognized on a percentage of completion basis including approximately 2% of the related software license fees in first half 2010 compared to approximately 43% in first half 2009.
Maintenance Services
     Maintenance services revenues increased $30.3 million, or 35%, to $117.7 million in first half 2010 compared to $87.4 million in first half 2009, and represented 41% and 48% of total revenues, respectively, in these periods. The increase is due primarily to $25.7 million of new incremental maintenance revenues from the i2 products. In addition, favorable foreign exchange rate variances increased maintenance services revenues in first half 2010 by approximately $2.4 million compared to first half 2009 due primarily to the weakening of the U.S. Dollar against European currencies. Excluding the impact of the $25.7 million of new incremental maintenance from the i2 products and the favorable foreign exchange rate variance, maintenance services revenues increased approximately $1.7 million in first half 2010 compared to first half 2009 as maintenance revenues from new software sales and rate increases on annual renewals were partially offset by net suspensions of maintenance revenue on customers who are significantly delinquent or whose credit has deteriorated and decreases in recurring maintenance revenues due to attrition.
Service Revenues
     Service revenues, which include consulting services, managed services, training revenues, net revenues from our hardware reseller business and reimbursed expenses, increased $53.1 million, or 101%, to $105.7 million in first half 2010 compared to $52.5 million in first half 2009. The increase is due primarily to $35.3 million of new incremental service revenues from the i2 products. Excluding these incremental revenues our core consulting services business increased approximately $17.8 million in first half 2010 compared to first half 2009, primarily as a result of our improved software sales performance over the past three years and an increase in billable hours from certain large ongoing projects in the Americas and Asia/Pacific regions that involve core JDA products.
Cost of Product Revenues
     Cost of Software Licenses. The increase in cost of software licenses in first half 2010 compared to first half 2009 is due primarily to an increase in royalties on embedded third-party software applications.
     Amortization of Acquired Software Technology. The increase in amortization of acquired software technology in first half 2010 compared to first half 2009 is due primarily to the amortization of software technology acquired in the i2 acquisition.
     Cost of Maintenance Services. Cost of maintenance services increased $4.7 million, or 22%, to $26.3 million in first half 2010 compared to $21.5 million in first half 2009. The increase is due primarily to an increase in salaries, incentive compensation and related benefits resulting from the associates added in the i2 acquisition and a $635,000 increase in maintenance royalties and fees paid to third parties who provide first level support to certain of our customers.
Cost of Service Revenues
     Cost of service revenues increased $39.5 million, or 90%, to $83.4 million in first half 2010 compared to $43.9 million in first half 2009. The increase is due primarily to an increase in salaries, incentive compensation and related benefits resulting from the associates added in the i2 acquisition, a $4.2 million increase in outside contractor costs, a $3.0 million increase in reimbursed expenses and a $1.6 million increase in travel costs, offset in part by a $3.1 million increase in deferred costs for a large consulting project.
Operating Expenses
     Operating expenses, excluding amortization of intangibles, restructuring charges and acquisition-related costs were $119.8 million in first half 2010 compared to $78.4 million in first half 2009 and represented 41% and 43% of total revenues, respectively.
     Product Development. Product development expense increased $11.5 million, or 46%, to $36.8 million in first half 2010 compared to $25.2 million in first half 2009 and represented 12% and 14% of total revenues, respectively. The increase is due primarily to an increase in salaries, incentive compensation and related benefits resulting from the associates added in the i2 acquisition.
     Sales and Marketing. Sales and marketing expense increased $15.2 million, or 50%, to $45.6 million in first half 2010 compared to $30.4 million in first half 2009 and represented 16% and 17% of total revenues, respectively. The increase is due primarily to an increase in salaries, incentive compensation and related benefits resulting from the associates added in the i2 acquisition, a $3.7 million increase in commissions resulting from the increase in software license sales and a $1.4 million increase in travel costs.
     General and Administrative. General and administrative expense increased $14.8 million, or 65%, to $37.5 million in first half 2010 compared to $22.7 million in first half 2009 and represented 13% and 12% of total revenues, respectively. The increase is due primarily to a $4.7 million increase in legal costs due to the ongoing litigation between Dillard’s and i2 Technologies and the patent infringement litigation i2 filed against a competitor, an increase in salaries, incentive compensation and related benefits resulting primarily from the associates added in the i2 acquisition and $1.4 million of non-recurring, transition-related costs for salaries and retention bonuses for i2 employees that are being retained for a defined period of time..
     Amortization of Intangibles. The increase in amortization of intangibles in first half 2010 compared to first half 2009 is due primarily to the amortization on customer list and trademark intangible assets acquired in the i2 acquisition, offset in part to the cessation of amortization on certain trademark intangibles from prior acquisitions that are now fully amortized.
     Restructuring Charges. We recorded restructuring charges of $12.4 million in the six months ended June 30, 2010, including $7.8 million in first quarter 2010 and $4.6 million in second quarter 2010. These charges are primarily for termination benefits, office closures and contract terminations associated with the acquisition of i2 and the continued transition of additional on-shore activities to our CoE facilities. The charges include $8.4 million for termination benefits related to a workforce reduction of 127 associates primarily in product development, sales, information technology and other administrative positions in each of our geographic regions. In addition, the charges include $4.0 million for estimated costs to close and integrate redundant office facilities and for the integration of information technology and termination of certain i2 contracts that have no future economic benefit to the Company and are incremental to the other costs that will be incurred by the combined Company. The first half 2010 charges also include immaterial adjustments to increase reserves recorded for restructuring activities in prior periods.
     We recorded restructuring charges of $3.8 million in first half 2009, including $1.5 million in first quarter 2009 and $2.3 million in second quarter 2009. These charges are primarily associated with the transition of additional on-shore activities to the CoE. The charges include termination benefits related to a workforce reduction of 69 FTE in product development, service, support, information technology and other administrative positions, primarily in the Americas region. In addition, the charge includes $1.0 million in severance and other termination benefits pursuant to a separation agreement with our former Executive Vice President and Chief Financial Officer. We also recorded net adjustments of $310,000 in first half 2009 to reduce estimated restructuring reserves established in prior years and to increase certain Manugistics acquisition reserves based on our revised estimate of sublease rentals and market adjustments on an unfavorable office facility in the United Kingdom.

     Acquisition-Related Costs. During first half 2010 we expensed approximately $7.6 million of costs related to the acquisition of i2 on January 28, 2010. These costs consist primarily of investment banking fees, commitment fees on unused bank financing, legal, accounting and other outside professional fees.
Other Income (Expense)
     Interest Expense and Amortization of Loan Fees. The increase in interest expense and amortization of loan fees in first half 2010 compared to first half 2009 is due primarily to $11.0 million of interest on the Senior Notes issued and amortization of $922,000 on the original issue discount on the Senior Notes and related loan origination fees.
     Interest Income and Other, Net. The increase in interest income and other, net in first half 2010 compared to first half 2009 is due primarily to changes in foreign currency gains and losses. We recorded a net foreign currency exchange gain of $3,000 in first half 2010 compared to a net foreign currency exchange loss of $216,000 in first half 2009.
Income Tax Provision
     The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted by any discrete events, which are reported in the period in which they occur. This estimate is re-evaluated each quarter based on our estimated tax expense for the year. The method used to calculate the Company’s effective rate for the six months ended June 30, 2010 is different from the method used to calculate the effective rate for the six months ended June 30, 2009. The change in the method used is due to the Company’s ability to forecast income by jurisdiction and reliably estimate an overall annual effective tax rate.
     We recorded income tax provisions of $1.4 million and $6.6 million for the six months ended June 30, 2010 and 2009, respectively, representing effective income tax rates of 28% and 36%, respectively. Our effective income tax rate during the six months ended June 30, 2010 and 2009 differed from the 35% U.S. statutory rate primarily due to changes in our liability for uncertain tax positions, state income taxes (net of federal benefit), the effect of foreign operations and items not deductible for tax, including those related to certain costs the Company incurred in connection with the acquisition of i2 Technologies, Inc. during the first quarter of 2010.
Liquidity and Capital Resources
     We had working capital of $156.7 million at June 30, 2010 compared to $345.7 million at December 31, 2009. The working capital balances include cash of $158.0 million and $363.8 million, respectively, which includes restricted cash of $11.8 million and $287.9 million, respectively. The restricted cash balance at December 31, 2009 consisted primarily of net proceeds from the issuance of the Senior Notes (see Contractual Obligations) of approximately $265 million, which together with cash on hand at JDA and i2, was used to fund the cash portion of the merger consideration in the acquisition of i2 on January 28, 2010. We received approximately $300.0 million in cash collections in the first half of 2010 and as of June 30, 2010 we were in a net debt position of approximately $117.0 million.
     Net accounts receivable were $116.1 million or 66 days sales outstanding (“DSO”) at June 30, 2010 compared to $107.9 million or 74 days DSO at March 31, 2010 and $68.9 million or 58 days DSO at December 31, 2009 and $62.7 million or 57 days DSO at June 30, 2009, which represented an historical low DSO result for the Company. Our quarterly DSO results historically increase during the first quarter of each year due to the heavy annual maintenance renewal billings that occur during this time frame and then typically decrease slowly over the remainder of the year. The increase in DSO at June 30, 2010 compared to June 30, 2009 reflects the impact of uncollected receivables assumed in the i2 acquisition, primarily maintenance invoices on which related revenue recognition has been withheld. DSO results can fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenues that comes from software license sales which typically have installment payment terms, seasonality, shifts in customer buying patterns, the timing of customer payments and annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.
     Operating activities provided cash of $9.6 million in the six months ended June 30, 2010 compared to $60.5 million in the six months ended June 30, 2009. The principal sources of our cash flow from operations are typically net income adjusted for depreciation and amortization and bad debt provisions, collections on accounts receivable, and changes in deferred maintenance revenue. The decrease in cash flow in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 is due primarily to an $8.0 decrease in the current period net income, which includes $7.6 million of acquisition-related costs, $12.3 million of restructuring charges, the majority of which are related to actions taken as a result of the i2 acquisition and $1.4 million of non-recurring, transition-related costs for salaries and retention bonuses for i2 employees that are being retained for a defined period of time. In addition, changes in working capital utilized approximately $29.7 million of cash in the six months ended June 30, 2010 and provided approximately $20.6 million of cash in the six months ended June 30, 2009 due to the timing and payment of accounts receivable. Accounts receivable increased approximately $14.9 million in the six months ended June 30, 2010 due primarily to increased sales over the past twelve months and decreased $16.8 million in the six months ended June 30, 2009 due primarily to the collection of an unusually large receivable. In addition, operating cash flows for the six months ended June 30, 2010 were negatively impacted by decreases in deferred revenue balances from maintenance and other contracts assumed in the i2 acquisition that were renewed in the months just prior to the acquisition and for which the related cash was collected by i2 prior to the acquisition close date. We initially expected to increase our cash balance during 2010 through the generation of between $100 million to $110 million of operating cash flow. However, due to the impact of the changes described above, we have revised our outlook and now believe that cash flow from operations for 2010 will range between $80 million and $90 million.
     Investing activities provided cash of $55.0 million in the six months ended June 30, 2010 and utilized cash of $2.8 million in the six months ended June 30, 2009. Cash provided from investing activities in the six month ended June 30, 2010 includes a $276.1 million change in restricted cash offset by the $213.4 million of net cash expended to acquire i2. Investing activities also include purchases of property and equipment of $6.4 million and $1.4 million in the six month ended June 30, 2010 and 2009, respectively, and the payment of direct costs related to prior acquisitions of $1.6 million and $1.5 million, respectively.
     Financing activities provided cash of $7.9 million and $743,000 in the six months ended June 30, 2010 and 2009, respectively. Cash provided by financing activities includes $11.6 million and $4.6 million in proceeds from the issuance of stock, respectively, offset in part by treasury stock repurchases and other financing activities of $3.8 million and $3.9 million, respectively.
     Changes in the currency exchange rates of our foreign operations had the effect of decreasing cash by $2.2 million in the six months ended June 30, 2010 and increasing cash by $1.6 million in the six months ended June 30, 2009. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the short-term foreign currency exchange exposure associated with foreign currency denominated assets and liabilities which exist as part of our ongoing business operations. We do not hedge the potential impact of foreign currency exposure on our ongoing revenues and expenses from foreign operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign currency denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days and are not designated as hedging instruments. Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.
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
     During the six months ended June 30, 2010 and 2009, we also repurchased 134,390 and 79,259 shares, respectively, tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted shares under the 2005 Performance Incentive Plan. These shares were repurchased for $3.6 million at prices ranging from $22.47 to $30.06 in the six months ended June 30, 2010 and for $988,000 at prices ranging from $9.75 to $15.87 in the six months ended June 30, 2009.
     Contractual Obligations. We currently lease office space in the Americas for 15 regional sales and support offices across the United States and Latin America, and for 24 other international sales and support offices located in major cities throughout Europe, Asia, Australia, Japan and our CoE facilities in Bangalore and Hyderabad, India. The leases are primarily non-cancelable operating leases with initial terms ranging from one to 20 years that expire at various dates through the year 2018. None of the leases contain contingent rental payments; however, certain of the leases contain scheduled rent increases and renewal options. We expect that in the normal course of business most of these leases will be renewed or that suitable additional or alternative space will be available on commercially reasonable terms as needed. In addition, we lease various computers, telephone systems, automobiles, and office equipment under non-cancelable operating leases with initial terms ranging from 12 to 48 months. Certain of the equipment leases contain renewal options and we expect that in the normal course of business some or all of these leases will be renewed or replaced by other leases.
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
Critical Accounting Policies
     There were no significant changes in our critical accounting policies during second quarter 2010. We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
•	Business Combinations. The acquisition of i2 on January 28, 2010 is being accounted for at fair value under the acquisition method of accounting. The purchase price allocation has not been finalized. The preliminary allocation of the purchase price as of June 30, 2010 is based on the best estimates of management and is subject to revision as the final fair values of, and allocated purchase price to, the acquired assets and assumed liabilities in the acquisition of i2 are completed over the remainder of 2010. We currently anticipate that additional adjustments may still be made to the fair value of acquired deferred revenue balances, tax-related accounts, amortization of intangible assets and the residual amount allocated to goodwill. Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, are expensed in the period incurred; (ii) non-controlling interests are valued at fair value at the acquisition date; (iii) in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; (iv) restructuring costs associated with a business combination are expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date are recognized through income tax expense.
•	Goodwill and Other Identifiable Intangible Assets. Our business combinations have typically resulted in goodwill and other identifiable intangible assets. These intangible assets affect the amount of future period amortization expense and potential impairment charges we may incur. The determination of the value of such intangible assets and the annual impairment tests that we perform require management to make estimates of future revenues, customer retention rates and other assumptions that affect our consolidated financial statements.

Goodwill is tested annually for impairment, or more frequently if events or changes in business circumstances indicate the asset might be impaired, by comparing a weighted average of the fair value of future cash flows under the “Discounted Cash Flow Method of the Income Approach” and the “Guideline Company Method” to the carrying value of the goodwill allocated to our reporting units. We found no indication of impairment of our goodwill balances during second quarter 2010 with respect to the goodwill allocated to our Supply Chain and Services Industries reportable business segments. Absent future indications of impairment, the next annual impairment test will be performed in fourth quarter 2010.

Customer-based intangible assets include customer lists, maintenance relationships and future technological enhancements, service relationships and covenants not-to-compete. Customer-based intangible assets are amortized on a straight-line basis over estimated useful lives ranging from one to 13 years. The values allocated to customer list intangibles are based on the projected economic life of each acquired customer base, using historical turnover rates and discussions with the management of the acquired companies. We estimate the economic lives of these assets using the historical life experiences of the acquired companies as well as our historical experience with similar customer accounts for products that we have developed internally. We review customer attrition rates for each significant acquired customer group on annual basis, or more frequently if events or circumstances change, to ensure the rate of attrition is not increasing and if revisions to the estimated economic lives are required. We have initially recorded $74.6 million of customer-based intangible assets in connection with the acquisition of i2.

Technology-based intangible assets include acquired software technology. Acquired software technology is capitalized if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. Amortization of software technology is reported in the consolidated statements of operations in cost of revenues under the caption “Amortization of acquired software technology.” Software technology is amortized on a product-by-product basis with the amortization recorded for each product being the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The estimated economic lives of our acquired software technology range from 5 years to 15 years. We have initially recorded $24.3 million of Technology-based intangible assets in connection with the acquisition of i2.

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

As of June 30, 2010 we have approximately $12.6 million of unrecognized tax benefits that would impact our effective tax rate if recognized, some of which relate to uncertain tax positions associated with the acquisition of Manugistics and i2. Future recognition of uncertain tax positions resulting from the acquisition of Manugistics will be treated as a component of income tax expense rather than as a reduction of goodwill. During second quarter 2010, the liability for uncertain tax positions decreased by approximately $2.1 million. The decrease was primarily related to the Company receiving communication that the Indian and U.S. authorities reached a settlement related to i2’s 2002-2006 tax years. It is reasonably possible that approximately $6.3 million of all items included in our unrecognized tax benefits will be recognized within the next twelve months. We have placed a valuation allowance against the Arizona research and development credit as we do not expect to be able to utilize it prior to its expiration.

We treat interest and penalties related to uncertain tax positions as a component of income tax expense including a $194,000 benefit in the six months ended June 30, 2010 and an accrual of $383,000 for the six months ended June 30, 2009. As of June 30, 2010 and December 31, 2009 there are approximately $2.8 million and $2.3 million, respectively of interest and penalty accruals related to uncertain tax positions which are reflected in the consolidated balance sheet under the caption “Liability for uncertain tax positions”. To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision.
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

Stock Option Plans. We maintained various stock option plans through May 2005 (“Prior Plans”). The Prior Plans provided for the issuance of shares of common stock to employees, consultants and directors under incentive and non-statutory stock option grants. Stock option grants under the Prior Plans were made at a price not less than the fair market value of the common stock at the date of grant, generally vested over a three to four-year period commencing at the date of grant and expire in ten years. Stock options are no longer used for share-based compensation and no grants have been made under the Prior Plans since 2004. With the adoption of the 2005 Incentive Plan, we terminated all Prior Plans except for those provisions necessary to administer the outstanding options, all of which are fully vested. As of June 30, 2010, we had approximately 670,000 vested stock options outstanding with exercise prices ranging from $10.33 to $27.50 per share.

Employee Stock Purchase Plan. Our employee stock purchase plan (“2008 Purchase Plan”) has an initial reserve of 1,500,000 shares and provides eligible employees with the ability to defer up to 10% of their earnings for the purchase of our common stock on a semi-annual basis at 85% of the fair market value on the last day of each six-month offering period that begin on February 1st and August 1st of each year. The 2008 Purchase Plan is considered compensatory and, as a result, stock-based compensation is recognized on the last day of each six-month offering period in an amount equal to the difference between the fair value of the stock on the date of purchase and the discounted purchase price. A total of 44,393 shares of common stock were purchased on January 31, 2010 at a price of $22.28 and we recognized $175,000 of related share-based compensation expense. A total of 100,290 shares of common stock were purchased on February 1, 2009 at a price of $9.52 and we recognized $169,000 in share-based compensation expense in connection with such purchases. The share-based compensation expense in connection with these purchases, which is reflected in the consolidated statements of income under the captions “Cost of maintenance services,” “Cost of consulting services,” “Product development,” “Sales and marketing,” and “General and administrative.”
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

At June 30, 2010, we had forward exchange contracts with a notional value of $72.3 million and an associated net forward contract receivable of $545,000 determined on the basis of Level 2 inputs. At December 31, 2009, we had forward exchange contracts with a notional value of $37.9 million and an associated net forward contract liability of $354,000 determined on the basis of Level 2 inputs. These derivatives are not designated as hedging instruments. The forward contract receivables or liabilities are included in the condensed consolidated balance sheet under the captions, “Prepaid expenses and other current assets” or “Accrued expenses and other liabilities” as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded a net foreign currency exchange loss of $958,000 in the three months ended June 30, 2010 and a net foreign currency exchange gain of $102,000 in the three months ended June 30, 2009. In the six months ended June 30, 2010 we recorded a net foreign currency exchange contract gain of $3,000 compared to a net foreign currency exchange contract loss of $216,000 in the six months ended June 30, 2009. Net foreign currency exchange gains (losses) are included in the condensed consolidated statements of operations under the caption “Interest Income and other, net.”

Other Recent Accounting Pronouncements
     In September 2009, FASB issued an amendment to its accounting guidance on certain revenue arrangements with multiple deliverables that enables a vendor to account for products and services (deliverables) separately rather than as a combined unit. The revised guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) management’s best estimate of selling price. This guidance also eliminates the residual method of allocation and requires that the arrangement consideration be allocated at the inception of the arrangement to all deliverables. In addition, this guidance significantly expands required disclosures related to such revenue arrangements that have multiple deliverables. The revised guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. We are currently assessing the impact the new guidance will have on certain of our revenue arrangements, specifically those involving the delivery of software-as-a-service and certain other managed service offerings as i2 derived a significant portion of their revenues from these form of contracts. The ultimate impact on our consolidated financial statements will depend on the nature and terms of the revenue arrangements entered into or materially modified after the adoption date. The new guidance does not significantly change the accounting for the majority of our existing and future revenue arrangements that are subject to specific guidance in sections 605 and 985 of the Codification (see Revenue Recognition discussion above).
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
     Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign currency denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 40% of our total revenues in 2009 and 42% in the six months ended June 30, 2010. In addition, the identifiable net assets of our foreign operations totaled 23% and 19% of consolidated net assets at June 30, 2010 and December 31, 2009, respectively. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting an unrealized foreign currency exchange loss of $4.3 million in the six months ended June 30, 2010 and an unrealized foreign currency exchange gain of $3.6 million in the six months ended June 30, 2009.
     The foreign currency exchange loss in the six months ended June 30, 2010 resulted primarily from the strengthening of the U.S. Dollar, particularly against the British Pound and the Euro. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net working capital as of June 30, 2010 to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the June 30, 2010 rates would result in a currency translation loss of approximately $880,000 before tax.

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
     At June 30, 2010, we had forward exchange contracts with a notional value of $72.3 million and an associated net forward contract receivable of $545,000 determined on the basis of Level 2 inputs. At December 31, 2009, we had forward exchange contracts with a notional value of $37.9 million and an associated net forward contract liability of $354,000 determined on the basis of Level 2 inputs. These derivatives are not designated as hedging instruments. The forward contract receivables or liabilities are included in the condensed consolidated balance sheet under the captions, “Prepaid expenses and other current assets” or “Accrued expenses and other liabilities” as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded a net foreign currency exchange loss of $958,000 in the three months ended June 30, 2010 and a net foreign currency exchange gain of $102,000 in the three months ended June 30, 2009. In the six months ended June 30, 2010 we recorded a net foreign currency exchange contract gain of $3,000 compared to a net foreign currency exchange contract loss of $216,000 in the six months ended June 30, 2009. Net foreign currency exchange gains (losses) are included in the condensed consolidated statements of operations under the caption “Interest Income and other, net.”
     Interest rates. Excess cash balances as of June 30, 2010 and December 31, 2009 are included in our operating account. Cash balances in foreign currencies overseas are also operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on investments is reflected in our financial statements under the caption “Interest income and other, net.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.
     We issued $275 million of Senior Notes in December 2009 at an initial offering price of 98.988% of the principal amount. The net proceeds from the sale of the Senior Notes, which exclude the original issue discount ($2.8 million) and other debt issuance costs ($7.1 million) were placed in escrow and subsequently used, together with cash on hand at JDA and i2, to fund the cash portion of the merger consideration in the acquisition of i2 on January 28, 2010. The Senior Notes mature in 2014. Interest accrues on the Senior Notes at a fixed rate of 8% per annum, payable semi-annually in cash on June 15 and December 15 of each year, commencing on June 15, 2010. The interest is computed on the basis of a 360-day year comprised of twelve 30-day months.
Item 4: Controls and Procedures
     Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. The phrase “disclosure controls and procedures” is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”) and refers to those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “Commission”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on June 30, 2010 were effective to ensure that information required to be disclosed in our reports to be filed under the Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding disclosures and is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
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
     There were no changes in our internal controls over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Dillard’s, Inc. vs. i2 Technologies, Inc.
     In September 2007, Dillard’s, Inc. filed a lawsuit against i2 Technologies, Inc. in the 191st Judicial District Court of Dallas County, Texas, (the “trial court”) Cause No. 07-10924-J, which alleges that i2 committed fraud and failed to meet certain obligations to Dillard’s regarding the purchase of two i2 products in the year 2000 under a software license agreement and related services agreement. Dillard’s paid i2 approximately $8.1 million under these two agreements.
     On June 15, 2010, the jury in the trial court ruled in favor of the plaintiffs and rendered three alternative verdicts ranging from $8.1 million to $237 million. Dillard’s is pursuing the verdict in the amount of $237 million, which includes $150 million punitive damages, $76.2 million in lost profits and pre-judgment interest of approximately 10.8 million. Post-judgment interest will accrue on the total amount of the judgment at 5% compounded annually. The Company has requested that the trial court set aside or reduce the verdict before it is entered as a judgment. There is no statutory time limit within which the trial court judge is required to enter judgment on this matter. If the trial court enters a judgment based on the pending jury verdict, or if another judgment is returned that we believe is unacceptable, the Company intends to pursue all available remedies in the appeals process. We have the right under Texas law to suspend enforcement of the trial court judgment during the appeals process by posting a $25 million bond and we are prepared to do that, if necessary. There can be no assurance that the verdict will be set aside or reduced, that any appeal of the judgment will be successful, or that the lawsuit can be settled on terms acceptable to the Company.
     The Company will accrue an estimated loss from this matter if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In evaluating the probability of an unfavorable outcome in this litigation we have considered (a) the nature of the litigation and claim, (b) the progress in the case, (c) the opinions of legal counsel and other advisors, (d) the experience of the Company and others in similar cases, and (e) how management intends to respond in the event an unfavorable final judgment is returned by the trial court. We currently estimate the potential loss for this matter to range between zero and $237 million (representing a maximum award for lost profits, punitive damages and pre-judgment interest), plus post-judgment interest. The final trial court judgment or any revised result that may be achieved through an appeals process (which could take several years to complete), could result in multiple potential outcomes within this range. Management has determined that the best estimate of the potential outcome of this matter is $5 million which was recorded on the opening balance sheet of i2. We have not accrued any additional estimated contingent losses in this lawsuit as a result of the jury verdict. Management’s best estimate is based on our evaluation of the case, which included input from i2’s in-house counsel and trial lawyers, and other outside litigation experts who assisted in our due diligence process. This amount is also supported by subsequent analyses and focus group assessments prepared by outside trial consultants prior to the actual trial.
     i2 Technologies, Inc. vs. Oracle Corporation
     On April 29, 2009, i2 filed a lawsuit for patent infringement against Oracle Corporation (NASDAQ: ORCL). The lawsuit, filed in the United States District Court for the Eastern District of Texas, Tyler Division (No. 6:09-cv-194-LED) alleges infringement of 11 patents related to supply chain management, available to promise software and other enterprise software applications. As a result of our acquisition of i2 on January 28, 2010, i2 is now a wholly-owned subsidiary of the Company. On April 22, 2010, Oracle filed counterclaims against i2 and JDA Software Group, Inc. alleging the infringement by i2 of four Oracle patents. In response to i2’s motion to sever the Oracle counterclaim, on June 11, 2010, the trial court split the initial case into two cases, staying the second case

(No. 6:10-cv-00284-LED) pending the outcome of the first case. The trial court instructed i2 to select five patents for the first case and Oracle to select one patent for the first case.
     Shareholder Class Action Litigation
          In December, 2009, the Company was sued in a putative shareholder class action against i2 and its board of directors, in the County Court of Law No. 2 of Dallas County (No. CC-09-08476-B). The plaintiffs allege in this lawsuit that the directors of i2 breached their fiduciary duties to shareholders of i2 by selling i2 to the Company via an allegedly unfair process and at an unfair price, and that the Company aided and abetted this alleged breach. On January 26, 2010, the Court denied the plaintiffs’ request for a preliminary injunction that sought to enjoin the merger between JDA and i2. The plaintiffs subsequently filed an amended complaint, alleging unspecified monetary damages in addition to declaratory and injunctive relief and attorney’s fees. The Company, i2 and i2’s directors have denied all allegations and discovery is ongoing.
          We are involved in other legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not currently believe the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.
Item 1A. Risk Factors
          We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes material risks and uncertainties that we believe may adversely affect our business, financial condition, results of operations or the market price of our stock. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2010 and for the three months then ended contained elsewhere in this Form 10-Q.
Risks Related To Our Business
We may not be able to sustain profitability in the future.
     Our ability to sustain profitability will depend, in part, on our ability to:
•	attract and retain an adequate client base;

•	manage effectively a larger and more global business with larger, complex tier one projects;

•	react to changes, including technological changes, in the markets we target or operate in;

•	deploy our services in additional markets or industry segments;

•	respond to competitive developments and challenges;

•	attract and retain experienced and talented personnel; and

•	establish strategic business relationships.
          We may not be able to do any of these successfully, and our failure to do so is likely to have a negative impact on our operating results and cash flows, which could affect our ability to make payments on the notes.
We have a substantial amount of debt, which could impact our ability to obtain future financing or pursue our growth strategy.
          After the acquisition of i2, we have $275 million of long-term debt. Cash flow from operations was $9.6 million in first half 2010 and includes the impact of i2 from the January 28, 2010 (date of acquisition) through June 30, 2010. Cash flow from operations, without the cash flow from i2, was $60.5 million in first half 2009, and $96.5 million and $47.1 million in the years ended December 31, 2009 and 2008, respectively. Our indebtedness could have significant adverse effects on our business, including the following:

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
          In addition to the above, we may be unable to recognize revenues associated with certain projects assumed in the acquisition of i2 in accordance with our expectations. i2 historically recognized a significant portion of revenues from sales of software solutions and development projects over time using the percentage of completion method of contract accounting. Failure to complete project phases in accordance with the overall project plan can create variability in our expected revenue streams if we are not able to recognize revenues related to particular projects because of delays in development and delivery.
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
          Delays in the implementations of any of our software products, whether by our business partners or by us, may result in client dissatisfaction, disputes with our customers, damage to our reputation or cancellation of large projects. With the i2 acquisition, we have increased the number of large, complex projects with global tier one customers. Cancellation of a large, global implementation project could have a material adverse affect on our operating results.
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
Litigation Could Harm Our Business.
          We may be subject to legal proceedings and claims involving customer, stockholder, consumer, competition and other issues on a global basis. As described in “Item 1, Note 8 — Legal Proceedings” in Part I and “Item 1 — Legal Proceedings” in Part II of this Form 10-Q, we are currently engaged in a number of legal proceedings, including litigation with Dillard’s, Oracle and a group of i2’s shareholders. These legal proceedings are subject to inherent uncertainties, and unfavorable rulings could occur and could have a material adverse effect on our business, financial position, results of operations or cash flows.
We may have difficulty developing our new managed services offering, which could reduce future revenue growth opportunities.
          We have limited experience operating our applications for our customers under our Managed Services offering, either on a hosted or remote basis. We began these services in late 2009 and through June 30, 2010 they represented a very small part of our revenues. We have hired management personnel with significant expertise in operating a managed services business, and we have begun to make capital expenditures for this business. We may encounter difficulties developing our Managed Services into a mature services offering, or the rate of adoption by our customers may be slower than anticipated. If our Managed Services business does not grow or operate as expected, it could divert management resources, harm our strategy and reduce opportunities for future revenue growth.
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
          We may need to litigate to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. As a result of any such litigation, we could lose our ability to enforce one or more patents or incur substantial unexpected operating costs. Any action we take to enforce our intellectual property rights could be costly and could absorb significant management time and attention and result in counterclaims, which, in turn, could negatively impact our operating results. Our patent infringement lawsuit against Oracle, originally brought by i2 against Oracle alleging the infringement by Oracle of certain i2 patents, and Oracle’s corresponding patent infringement counterclaim against us is an example of such intellectual property litigation. In addition, failure to protect our trademark rights could impair our brand identity.

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
          International revenues represented approximately 42% of our total revenues in first half 2010 and approximately 40% of our total revenues in the three years ended December 31, 2009, 2008 and 2007, or 40%, 40% and 41% on a pro forma basis, after giving effect to acquisition of i2, and we expect to generate a significant portion of our revenues from international sales in the future.
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
          Our revenue and profitability depend on the overall demand for our software and related services. Historically, events such as terrorist attacks, natural catastrophes and contagious diseases have created uncertainties in our markets and caused disruptions in our sales cycles. A regional and/or global change in the economy or financial markets, such as the current protracted global economic downturn, could result in delay or cancellation of customer purchases. A downturn in the economy may cause an increase in customer bankruptcy reorganizations, liquidations and consolidations, which may negatively impact our accounts receivables and expected future revenues from such customers. Adverse conditions in credit markets, reductions in consumer confidence and spending and the fluctuating commodities and/or fuel costs are examples of changes that have delayed or terminated certain customer purchases. These adverse conditions have delayed or terminated certain of our customer deals. A further worsening or broadening or protracted extension of these conditions would have a significant negative impact on our operating results. In addition to the potential negative impact of the economic downturn on our software sales, customers are increasingly seeking to reduce their maintenance fees or to avoid price increases. This has resulted in elevated levels of maintenance attrition in recent periods. A prolonged economic downturn may increase our attrition rates, particularly if many of our larger maintenance customers cease operations. Because maintenance is our largest source of revenue, increases in our attrition rates can have a significant adverse impact on our operating results. Weak and uncertain economic conditions could also impair our customers’ ability to pay for our products or services. Any of these factors could adversely impact our quarterly or annual operating results and our financial condition.
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
          We intend to continually evaluate potential acquisitions of complementary businesses, products and technologies, including those that are significant in size and scope. In pursuit of our strategy to acquire complementary products, we have completed eleven acquisitions over the past twelve years, including our acquisitions of i2 in January 2010 and of Manugistics in July 2006. The risks we commonly encounter in acquisitions include:
•	if we incur significant debt to finance a future acquisition and our combined business does not perform as expected, we may have difficulty complying with debt covenants;
•	if we use our stock to make a future acquisition, it will dilute existing shareholders;
•	we may have difficulty assimilating the operations and personnel of any acquired company;
•	the challenge and additional investment involved to integrate new products and technologies into our sales and marketing process;
•	we may have difficulty effectively integrating any acquired technologies or products with our current products and technologies, particularly where such products reside on different technology platforms, or overlap with our products;
•	our ongoing business may be disrupted by transition and integration issues;
•	customer purchases and projects may become delayed until we publish a combined product roadmap, and once we do publish the roadmap it may disrupt additional purchases and projects;

•	the costs and complexity of integrating the internal information technology infrastructure of each acquired business with ours may be greater than expected and require capital investments;
•	we may not be able to retain key technical and managerial personnel from an acquired business;
•	we may be unable to achieve the financial and strategic goals for any acquired and combined businesses;
•	we may have difficulty in maintaining controls, procedures and policies during the transition and integration period following a future acquisition;
•	our relationships with partner companies or third-party providers of technology or products could be adversely affected;
•	our relationships with employees and customers could be impaired;
•	our due diligence process may fail to identify significant issues with product quality, product architecture, legal or tax contingencies, customer obligations and product development, among other things;
•	as successor we may be subject to certain liabilities of our acquisition targets;
•	we may be required to sustain significant exit or impairment charges if products acquired in business combinations are unsuccessful; and
•	adverse outcomes in legal proceedings.
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
          Charges to earnings resulting from past or future acquisitions, including our acquisition of i2, or internal reorganizations may also adversely affect our operating results. Under the acquisition method of accounting, we allocate the total purchase price to an acquired company’s net tangible assets, amortizable intangible assets and in-process research and development, if any, based on their fair values as of the date of the acquisition and record the excess of the purchase price over those fair values as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. The purchase price allocation has not been finalized. The preliminary allocation of the purchase price as of June 30, 2010 is based on the best estimates of management and is subject to revision as the final fair values of, and allocated purchase price to, the acquired assets and assumed liabilities in the acquisition of i2 are completed over the remainder of 2010. We currently anticipate that additional adjustments may still be made to the fair value of acquired deferred revenue balances, tax-related accounts, amortization of intangible assets and the residual amount allocated to goodwill. As a result, we are unable to fully forecast at this time certain operating results that will ultimately impact our GAAP results for 2010, including the amount of potential amortization on acquired intangibles and the amount of depreciation on acquired property and equipment. As a result, any of the following or other factors could result in material charges that would adversely affect our results:
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

JDA SOFTWARE GROUP, INC.
Dated: August 9, 2010	By:	/s/ Hamish N. Brewer
Hamish N. Brewer
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Peter S. Hathaway
Peter S. Hathaway
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #		Description of Document
3.1	—	Third Restated Certificate of Incorporation of the Company as amended through July 14, 2010 (Filed herewith).

3.2	—	Amended and Restated Bylaws of JDA Software Group, Inc. (as amended through April 22, 2010) (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 22, 2010, as filed on April 28, 2010).

4.1	—	Specimen Common Stock Certificate of JDA Software Group, Inc. (Incorporated by reference the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996).

4.2	—	8% Senior Notes due 2014 Indenture dated as of December 10, 2009 among JDA Software Group, Inc., the Guarantors, and U.S. Bank National Association, as trustee ((Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 10, 2009, as filed on December 11, 2009).

4.3	—	Supplemental Indenture dated as of January 28, 2010 among JDA Software Group, Inc., i2 Technologies, Inc., i2 Technologies US, Inc., the Guarantors and U.S. Bank National Association, as trustee (Incorporation by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (File No. 333-167429), as filed on June 9, 2010).

31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith).

31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith).

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).