Form 10-Q
period 2010-09-30
JDA SOFTWARE GROUP INC
filed 2010-11-09
CIK 1006892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 43,764,694 as of November 5, 2010.

FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts, unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$172,370	$75,974
Restricted cash	10,321	287,875
Accounts receivable, net	98,287	68,883
Deferred tax asset	57,836	19,142
Prepaid expenses and other current assets	32,643	15,667

Total current assets	371,457	467,541

Non-Current Assets:
Property and equipment, net	48,881	40,842
Goodwill	197,031	135,275
Other intangibles, net	199,200	119,661
Deferred tax asset	269,032	44,350
Other non-current assets	17,810	13,997

Total non-current assets	731,954	354,125

Total Assets	$1,103,411	$821,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$19,017	$7,192
Accrued expenses and other liabilities	65,316	45,523
Income taxes payable	762	3,489
Deferred revenue	105,053	65,665

Total current liabilities	190,148	121,869

Non-Current Liabilities:
Long-term debt	272,572	272,250
Accrued exit and disposal obligations	5,836	7,341
Liability for uncertain tax positions	10,818	8,770
Deferred revenue	11,469	—

Total non-current liabilities	300,695	288,361

Total Liabilities	490,843	410,230

Stockholders’ Equity:
Common stock	438	363
Additional paid-in capital	545,984	356,065
Retained earnings	85,885	74,014
Accumulated other comprehensive income	7,000	3,267
Treasury stock	(26,739)	(22,273)

Total stockholders’ equity	612,568	411,436

Total liabilities and stockholders’ equity	$1,103,411	$821,666

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES:
Software licenses	$16,276	$16,354	$72,865	$57,300
Subscriptions and other recurring revenues	5,758	896	15,851	2,860
Maintenance services	64,186	45,010	181,840	132,378

Product revenues	86,220	62,260	270,556	192,538

Consulting services	65,947	30,852	164,204	78,965
Reimbursed expenses	6,276	2,747	13,687	7,174

Service revenues	72,223	33,599	177,891	86,139

Total revenues	158,443	95,859	448,447	278,677

COST OF REVENUES:
Cost of software licenses	1,103	580	3,020	2,417
Amortization of acquired software technology	1,833	966	5,212	2,954
Cost of maintenance services	12,932	10,883	39,192	32,416

Cost of product revenues	15,868	12,429	47,424	37,787

Cost of consulting services	48,976	22,219	124,987	61,732
Reimbursed expenses	6,276	2,747	13,687	7,174

Cost of service revenues	55,252	24,966	138,674	68,906

Total cost of revenues	71,120	37,395	186,098	106,693

GROSS PROFIT	87,323	58,464	262,349	171,984

OPERATING EXPENSES:
Product development	17,373	12,495	54,131	37,732
Sales and marketing	20,258	15,888	65,830	46,310
General and administrative	17,546	12,305	55,044	35,001
Amortization of intangibles	9,966	5,753	28,447	17,880
Restructuring charges	4,172	2,543	16,478	6,705
Acquisition-related costs	473	—	8,081	—

Total operating expenses	69,788	48,984	228,011	143,628

OPERATING INCOME	17,535	9,480	34,338	28,356

Interest expense and amortization of loan fees	(6,169)	(346)	(18,437)	(971)
Interest income and other, net	558	1,006	1,039	886

INCOME BEFORE INCOME TAXES	11,924	10,140	16,940	28,271
Income tax provision	3,651	3,877	5,069	10,429

NET INCOME	8,273	6,263	11,871	17,842

Consideration paid in excess of carrying value on the repurchase of redeemable preferred stock	—	(8,593)	—	(8,593)

INCOME APPLICABLE TO COMMON SHAREHOLDERS	$8,273	$(2,330)	$11,871	$9,249

EARNINGS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS:
Basic earnings per share	$.20	$(.07)	$.29	$.26

Diluted earnings per share	$.20	$(.07)	$.29	$.26

SHARES USED TO COMPUTE
Basic earnings per share	41,774	33,505	40,939	35,076

Diluted earnings per share	42,234	33,505	41,517	35,329

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
NET INCOME	$8,273	$6,263	$11,871	$17,842

OTHER COMPREHENSIVE INCOME:

Foreign currency translation adjustment	8,014	2,032	3,733	5,606

COMPREHENSIVE INCOME	$16,287	$8,295	$15,604	$23,448

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2010	2009

OPERATING ACTIVITIES:

Net Income	$11,871	$17,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,029	28,043
Provision for doubtful accounts	999	900
Amortization of loan fees	1,412	—
Share-based compensation expense	8,834	6,412
Net gain on disposal of property and equipment	(8)	(55)
Deferred income taxes	(121)	8,517
Changes in assets and liabilities, net of effects from business acquisitions:
Accounts receivable	1,281	19,536
Income tax receivable	2,225	(1,838)
Prepaid expenses and other current assets	(12,948)	(3,976)
Accounts payable	8,810	5,685
Accrued expenses and other liabilities	(15,837)	(11,478)
Income tax payable	(5,427)	380
Deferred revenue	(5,127)	10,560

Net cash provided by operating activities	38,993	80,528

INVESTING ACTIVITIES:

Change in restricted cash	277,554	—
Purchase of i2 Technologies, Inc.	(213,427)	—
Payment of direct costs related to acquisitions	(2,749)	(4,431)
Purchase of property and equipment	(14,785)	(5,541)
Proceeds from disposal of property and equipment	631	62

Net cash provided by (used in) investing activities	47,224	(9,910)

FINANCING ACTIVITIES:

Issuance of common stock under equity plans	13,836	14,524
Purchase of treasury stock and other, net	(4,645)	(6,266)
Redemption of redeemable preferred stock	—	(28,068)

Net cash provided by (used in) financing activities	9,191	(19,810)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	988	1,973

Net increase in cash and cash equivalents	96,396	52,781
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	75,974	32,696

CASH AND CASH EQUIVALENTS, END OF PERIOD	$172,370	$85,477

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$10,403	$3,262

Cash paid for interest	$13,681	$304

Cash received for income tax refunds	$1,553	$723

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW ACTIVITIES:

Conversion of redeemable preferred common stock	$—	$30,525

See notes to condensed consolidated financial statements.

JDA SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares, per share amounts, or as otherwise stated)
(unaudited)
1. Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements of JDA Software Group, Inc. (“we” or the “Company”) have been prepared in accordance with the FASB Standard Accounting Codification (“Codification”), which is the authoritative source of generally accepted accounting principles (“GAAP”) for nongovernmental entities in the United States. The interim financial statements do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
          Certain reclassifications have been made to the consolidated statements of operations for the three and nine months ended September 30, 2009 to conform to the current presentation. In the consolidated statement of income, we have reported subscription revenues under the caption “Subscriptions and other recurring revenues.” Subscription revenues were previously reported in revenues under the caption “Software licenses” and were not material. In addition we have corrected the presentation of stockholders’ equity accounts, in the consolidated balance sheet as of December 31, 2009, by eliminating the $5.3 million balance of “Deferred compensation” against “Additional paid in capital.”
2. Acquisition of i2 Technologies, Inc.
          On January 28, 2010, we completed the acquisition of i2 Technologies, Inc. (“i2”) for approximately $599.8 million, which included cash consideration of approximately $431.8 million and the issuance of approximately 6.2 million shares of our common stock with an acquisition date fair value of approximately $168.0 million, or $26.88 per share, determined on the basis of the closing market price of our common stock on the date of acquisition (the “Merger”). The combination of JDA and i2 creates a market leader in the supply chain management market. We believe this combination provides JDA with (i) a strong, complementary presence in new markets such as discrete manufacturing; (ii) enhanced scale; (iii) a more diversified, global customer base of over 6,000 customers; (iv) a comprehensive product suite that provides end-to-end supply chain management (“SCM”) solutions; (v) incremental revenue opportunities associated with cross-selling of products and services among our existing customer base; and (vi) an ability to increase profitability through net cost synergies within twelve months after the Merger.
          Under the terms of the Merger Agreement, each issued and outstanding share of i2 common stock was converted into the right to receive $12.70 in cash and 0.2562 of a share of JDA common stock (the “Merger Consideration”). Holders of i2 common stock did not receive any fractional JDA shares in the Merger. Instead, the total number of shares that each holder of i2 common stock received in the Merger was rounded down to the nearest whole number, and JDA paid cash for any resulting fractional share determined by multiplying the fraction by $26.65, which represented the average closing price of JDA common stock on Nasdaq for the five consecutive trading days ending three days prior to the effective date of the Merger.
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

          Each outstanding share of i2’s Series B Preferred Stock was converted into the right to receive $1,100 per share in cash, which was equal to the stated change of control liquidation value of each such share plus all accrued and unpaid dividends thereon through the effective date of the Merger.
          At the effective time of the Merger, each outstanding warrant to purchase shares of i2’s common stock ceased to represent a right to acquire i2’s common stock and was assumed by JDA and converted into a warrant with the right to receive, upon exercise, the Merger Consideration that would have been received as a holder of i2 common stock if such i2 warrant had been exercised prior to the effective time of the Merger. In total, approximately 0.4 million warrants to purchase i2 common stock at an exercise price of $15.4675 were assumed and converted into the right to receive the Merger Consideration upon exercise, including approximately 0.1 million shares of JDA common stock.
          The Merger is being accounted for using the acquisition method of accounting, with JDA identified as the acquirer, and the operating results of i2 have been included in our consolidated financial statements from the date of acquisition. Under the acquisition method of accounting, all assets acquired and liabilities assumed will be recorded at their respective acquisition-date fair values. We initially recorded $66.0 million of goodwill during the three months ended March 31, 2010 and made subsequent adjustments of $3.5 million during the three months ended June 30, 2010 and $0.7 million during the three months ended September 30, 2010 to reduce the goodwill balance to $61.8 million (see Note 4). We have not re-casted the prior quarter financial statements as these adjustment amounts were not material. None of the goodwill recorded in the i2 acquisition is deductible for tax purposes. In addition, through September 30, 2010 we have recorded $113.2 million in other intangible assets, including $74.6 million for customer-based intangibles (maintenance relationships and future technological enhancements, service relationships and a covenant not-to-compete), $24.3 million for technology-based intangibles consisting of developed technology and $14.3 million for marketing-based intangibles consisting of trademark and trade names. The estimated weighted average amortization period for all intangible assets acquired in this transaction that are subject to amortization is approximately six years.
          The purchase price allocation has not been finalized. The preliminary allocation of the purchase price as of September 30, 2010 is based on the best estimates of management and is subject to revision as the final fair values of, and allocated purchase price to, the acquired assets and assumed liabilities in the acquisition of i2 are completed over the remainder of 2010. We currently anticipate that additional adjustments may still be made to the fair value of tax-related accounts and the residual amount allocated to goodwill.
          The following table summarizes our preliminary estimate through September 30, 2010 of the fair values of the assets acquired and liabilities assumed at the date of acquisition.

			Weighted Average
		Useful Life	Amortization Period
Cash	$218,348
Trade accounts receivable acquired	31,621
Other current assets acquired	48,616
Property and equipment acquired	3,115
Customer-based intangibles	74,600	1 to 7 years	6 years
Technology-based intangibles	24,300	7 years	7 years
Marketing-based intangibles	14,300	5 years	5 years
Long-term deferred tax assets acquired	221,060
Other non-current assets	3,925

Total assets acquired	639,885
Goodwill	61,756

Total assets acquired	701,641

Deferred revenue assumed	(56,265)
Other current liabilities assumed	(44,150)
Other non-current liabilities assumed	(1,472)

Total liabilities assumed	(101,887)

Net assets acquired from i2 Technologies, Inc	$599,754

          The following table summarizes the merger consideration used to acquire i2:

Fair value of JDA common stock issued as merger consideration	$167,979
Cash merger consideration	431,775

Total merger consideration to acquire i2 Technologies, Inc.	$599,754

Cash merger consideration	$431,775
Less cash acquired from i2 Technologies	218,348

Cash expended to acquire i2 Technologies, Inc.	$213,427

          As of the date of the acquisition, the gross contractual amount of trade accounts receivable acquired was $34.4 million, of which approximately $2.8 million is expected to be uncollectable.
          Contingent liabilities were recorded in purchase accounting for certain assumed customer and labor disputes in the amounts of $7.7 million and $0.3 million, respectively. The potential undiscounted amount of all future payments that we could be required to make to settle the customer and labor disputes is estimated to range between approximately $5.2 million and $237 million and $0.1 million and $1.2 million, respectively. See Note 8 for a discussion of legal proceedings.
          Through September 30, 2010, we have expensed approximately $12.9 million of costs related to the acquisition of i2, including $0.5 million and $8.1 million in the three and nine months ended September 30, 2010, respectively. These costs, which consist primarily of investment banking fees, commitment fees on unused bank financing, legal and accounting fees, are included in the consolidated statements of income under the caption “Acquisition-related costs.”
          The following unaudited pro-forma consolidated results of operations for the nine months ended September 30, 2010 and 2009 assume the i2 acquisition occurred as of January 1 of each year and include acquisition related costs. The pro-forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009
Total revenues	$463,473	$446,744
Net (loss) income	$(2,601)	$31,097
Basic and diluted earnings (loss) per share	$(0.06)	$0.75
          The amounts of i2 revenues and earnings (loss) included in our consolidated statements of operations for the nine months ended September 30, 2010, and the revenues and earnings (loss) of the combined entity had the acquisition date been January 1, 2009 or January 1, 2010 are as follows:

	Revenues	Earnings (Loss)
i2 operating results from January 28, 2010 to September 30, 2010	$154,117	$	*
i2 operating results from January 1, 2010 to September 30, 2010	$169,143	$	*
i2 operating results from January 1, 2009 to September 30, 2009	$168,067		$21,693

*	We are unable to provide separate disclosure of the earnings (loss) of i2 from January 28, 2010 (date of acquisition) to September 30, 2010 and the pro-forma results from January 1, 2010 to September 30, 2010 as the operating expenses of the combined company were co-mingled at the date of acquisition.
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
          At September 30, 2010, we had forward exchange contracts with a notional value of $77.3 million and an associated net forward contract receivable of $2.9 million determined on the basis of Level 2 inputs. At December 31, 2009, we had forward exchange contracts with a notional value of $37.9 million and an associated net forward contract liability of $0.4 million determined on the basis of Level 2 inputs. These derivatives are not designated as hedging instruments. The forward contract receivables or liabilities are included in the condensed consolidated balance sheet under the captions, “Prepaid expenses and other current assets” or “Accrued expenses and other liabilities” as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded a net foreign currency exchange gain of $0.4 million in the three months ended September 30, 2010 and a net foreign currency exchange gain of $0.8 million in the three months ended September 30, 2009. In the nine months ended September 30, 2010 we recorded a net foreign currency exchange contract gain of $0.4 million compared to a net foreign currency exchange contract gain of $0.6 million in the nine months ended September 30, 2009. Net foreign currency exchange gains (losses) are included in the condensed consolidated statements of operations under the caption “Interest Income and other, net.”
4. Goodwill and Other Intangibles, net
          Goodwill. We initially recorded $66.0 million of goodwill during the three months ended March 31, 2010 in connection with our acquisition of i2 (see Note 2), all of which has been allocated to our Supply Chain reportable business segmenting unit (see Note 13). Subsequent adjustments of $3.5 million were recorded during the three months ended June 30, 2010 and $0.7 million during the three months ended September 30, 2010 to reduce the goodwill balance to $61.8 million. These adjustments were primarily made to (i) increase the fair value of assumed accounts receivable, (ii) reduce the fair value of customer-based and technology-based intangible assets, (iii) decrease the fair value of deferred revenue, (iv) record long-term deferred tax assets and current income tax payable liabilities, and (v) reduce the liability for uncertain tax positions. The purchase price allocation has not been finalized. The preliminary allocation of the purchase price as of September 30, 2010 is based on the best estimates of management and is subject to revision as the final fair values of, and allocated purchase price to, the acquired assets and assumed liabilities in the acquisition of i2 are completed over the remainder of 2010. We currently anticipate that additional adjustments may still be made to the fair value of acquired tax-related accounts and the residual amount allocated to goodwill. We found no indication of impairment of our goodwill balances during the three months ended September 30, 2010 and, absent future indicators of impairment, the next annual impairment test will be performed in fourth quarter 2010. As of September 30, 2010, the goodwill balance has been allocated to our reporting units as follows: $193.3 million to Supply Chain and $3.7 million to Pricing and Revenue Management.
          Identifiable intangibles consist of the following:

		September 30, 2010		December 31, 2009
	Estimated Useful	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Goodwill:
Gross goodwill		$206,744	$—	$144,988	$—
Accumulated impairment losses		(9,713)		(9,713)

Goodwill, net of impairment losses		$197,031		$135,275

Identifiable intangible assets:
Customer-based intangible assets	1 to 13 years	$257,983	$(110,601)	$183,383	$(84,119)
Technology-based intangible assets	7 to 15 years	90,147	(50,819)	65,847	(45,607)
Marketing-based intangible assets	5 years	19,491	(7,001)	5,191	(5,034)

		$367,621	$(168,421)	$254,421	$(134,760)

          Customer-based intangible assets include customer lists, maintenance relationships and future technological enhancements, service relationships and covenants not-to-compete; technology-based intangible assets include acquired software technology; and marketing-based intangible assets include trademarks and trade names. Customer-based and marketing-based intangible assets are being amortized on a straight-line basis. Technology-based intangible assets are being amortized on a product-by-product basis with the amortization recorded for each product being the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Through September 30, 2010, we have recorded $74.6 million, $24.3 million and $14.3 million of customer-based, technology-based and marketing-based intangible assets, respectively, in connection with our acquisition of i2 (see Note 2).
          Amortization expense for the three and nine months ended September 30, 2010 was $11.8 million and $33.7 million, respectively. Amortization expense for the three and nine months ended September 30, 2009 was $6.7 million and $20.8 million, respectively. The increase in amortization in the 2010 periods compared to the 2009 periods is due to amortization on the identifiable intangible assets recorded in the acquisition of i2.
          Amortization expense is reported in the consolidated statements of operations within cost of revenues under the caption “Amortization of acquired software technology” and in operating expenses under the caption “Amortization of intangibles.” As of September 30, 2010, we expect amortization expense for the remainder of 2010 and thereafter to be as follows:

Year	Amortization
2010	$11,800
2011	45,507
2012	44,921
2013	44,231
2014	27,370
Thereafter	25,371

Total	$199,200

5. Restructuring Reserves
2010 Restructuring Charges
          We recorded restructuring charges of $16.5 million in the nine months ended September 30, 2010, including $7.8 million in first quarter 2010, $4.6 million in second quarter 2010 and $4.1 million in third quarter 2010. These charges are primarily for termination benefits, office closures and contract terminations associated with the acquisition of i2 and the continued transition of additional on-shore activities to our Center of Excellence (“CoE”) facilities. The charges include $12.3 million for termination benefits related to a workforce reduction of approximately 185 associates primarily in product development, sales, information technology and other administrative positions primarily in the Americas. In addition, the charges include $4.1 million for estimated costs to close and integrate redundant office facilities and for the integration of information technology and termination of certain i2 contracts that have no future economic benefit to the Company and are incremental to the other costs that will be incurred by the combined Company. As of September 30, 2010, approximately $12.8 million of the costs associated with these restructuring charges have been paid and the remaining balance of $3.8 million includes $3.0 million of current liabilities under the caption “Accrued expenses and other current liabilities” and $0.8 million of non-current liabilities under the caption “Accrued exit and disposal obligations.” A summary of the restructuring charges in the nine months ended September 30, 2010 is as follows:

			Impact of Changes	Balance
Description of charge	Initial Reserve	Cash Payments	in Exchange Rates	September 30, 2010

Termination benefits	$12,269	$(11,627)	$59	$701
Office closures and other restructuring	4,169	(1,162)	59	3,066

Total	$16,438	$(12,789)	$118	$3,767

          The balance in the reserve for office closures is primarily related to redundant office facility leases in Dallas, Texas and the United Kingdom and will be reduced as payments are made over the related lease terms that extend through 2014. The balance in the reserve for termination benefits is primarily related to certain foreign employees that we expect to pay in 2010.
2009 Restructuring Charges
          We recorded restructuring charges of $6.5 million in 2009, including $1.5 million in first quarter 2009 and $2.3 million in second quarter 2009 and $2.6 million in third quarter 2009, primarily associated with the transition of additional on-shore activities to the CoE facilities and certain restructuring activities in the EMEA sales organization. The charges include termination benefits related to a workforce reduction of 86 full-time employees in product development, service, support, sales and marketing, information technology and other administrative positions, primarily in the Americas region. In addition, the restructuring charges include approximately $2.0 million in severance and other termination benefits under separation agreements with our former Executive Vice President and Chief Financial Officer and our former Chief Operating Officer. We recorded an adjustment of $0.1 million during the nine months ended September 30, 2010 to reduce previously established reserves related to the 2009 restructuring charge. As of September 30, 2010, approximately $6.4 million of the costs associated with these restructuring charges have been paid and the remaining balance of $0.1 million is included in the condensed consolidated balance sheet under the caption “Accrued expenses and other current liabilities.” We expect substantially all of the remaining costs will be paid in 2010.
6. Manugistics Acquisition Reserves
          We recorded initial acquisition reserves of $47.4 million for restructuring charges and other direct costs associated with the acquisition of Manugistics in 2006. The restructuring charges were primarily related to facility closures, employee severance and termination benefits and other direct costs associated with the acquisition, including investment banker fees, change-in-control payments, and legal and accounting costs. Subsequent adjustments of $2.9 million were made to reduce the reserves in 2007 and 2008 based on our revised estimates of the restructuring costs to exit certain of the activities of Manugistics. The majority these adjustments were made by September 30, 2007 and included in the final purchase price allocation. All adjustments made subsequent to September 30, 2007, including a $1.4 million increase recorded in 2009, have been included in the consolidated statements of income under the caption “Restructuring charges.” Adjustments made in 2009 resulted primarily from our revised estimate of sublease rentals and market adjustments on an unfavorable office facility lease in the United Kingdom. The unused portion of the acquisition reserves at September 30, 2010 includes $3.9 million of current liabilities under the caption “Accrued expenses and other liabilities” and $5.0 million of non-current liabilities under the caption “Accrued exit and disposal obligations.” A summary of the charges and adjustments recorded against the reserves is as follows:

				Impact of				Impact of
				Changes in	Balance			Changes in	Balance
	Initial	Adjustments	Cash	Exchange	December 31,	Adjustments	Cash	Exchange	September 30,
Description of charge	Reserve	to Reserves	Payments	Rates	2009	to Reserves	Payments	Rates	2010

Restructuring charges:
Office closures, lease terminations and sublease costs	$29,212	$(949)	$(16,110)	$(724)	$11,429	$—	$(2,374)	$(111)	$8,944
Employee severance and termination benefits	3,607	(767)	(2,468)	125	497	(73)	(375)	(49)	—

IT projects, contract termination penalties, capital lease buyouts and other costs to exit activities of Manugistics	1,450	222	(1,672)	—	—	—	—	—	—

	34,269	(1,494)	(20,250)	(599)	11,926	$(73)	(2,749)	(160)	8,944

Direct costs	13,125	6	(13,131)	—	—	—	—	—	—

Total	$47,394	$(1,488)	$(33,381)	$(599)	$11,926	$(73)	$(2,749)	$(160)	$8,944

          The balance in the reserve for office closures, lease termination and sublease costs is primarily related to office facility leases in Rockville, Maryland and the United Kingdom and will be reduced as payments are made over the related lease terms that extend through 2018.
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
          The Senior Notes have a five-year term and mature on December 15, 2014. Interest is computed on the basis of a 360-day year composed of twelve 30-day months, and is payable semi-annually on September 15 and December 15 of each year, beginning on September 15, 2010. The obligations under the Senior Notes are fully and unconditionally guaranteed on a senior basis by substantially all of our existing and future domestic subsidiaries (including, following the Merger, i2 and its domestic subsidiaries).

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
          The Senior Notes and the related guarantees have not been registered under the Securities Act of 1933, as amended, or any state securities laws, and may not be offered or sold in the United States without registration or an applicable exemption from registration requirements. In connection with the issuance of the Senior Notes, we entered into an exchange and registration rights agreement. Under the terms of the exchange and registration rights agreement, we were required to file, and did initially file on June 9, 2010, an exchange offer registration statement, as amended (the “Exchange Offer Registration Statement”), enabling holders to exchange the Senior Notes for registered notes with terms substantially identical to the terms of the Senior Notes. We were also required to use commercially reasonable efforts to have the Exchange Offer Registration Statement declared effective by the Securities and Exchange Commission (the “SEC”) on or prior to 270 days after the closing of the note offering, or September 8, 2010, (the “Registration Deadline”) and, unless the exchange offer would not be permitted by applicable law or SEC policy, to complete the exchange offer within 30 business days after the Registration Deadline. On November 5, 2010, the Exchange Offer Registration Statement was declared effective by the SEC. Under the terms of the exchange and registration rights agreement, we will incur special interest on the Senior Notes at a per annum rate of 0.25% of the principal amount of the Senior Notes from the Registration Deadline through the completion of the exchange offer. We expect to complete the exchange offer in December 2010.
          The fair value and carrying amount of the Senior Notes were $291.5 million and $272.5 million, respectively at September 30, 2010 and $269.4 million and $272.3 million, respectively at December 31, 2009.
          The $2.8 million original issue discount on the Senior Notes and other debt issuance costs of approximately $7.1 million are being amortized using the effective interest and straight-line methods, respectively over the five-year term and are reflected in the consolidated statements of income under the caption, “Interest expense and amortization of loan fees.” We accrued $16.5 million of interest on the Senior Notes in the nine months ended September 30, 2010 and have amortized approximately $1.4 million of the original issue discount and related loan origination fees.
8. Legal Proceedings
     Dillard’s, Inc. vs. i2 Technologies, Inc.
          In September 2007, Dillard’s, Inc. filed a lawsuit against i2 in the 191st Judicial District Court of Dallas County, Texas, (the “trial court”) Cause No. 07-10924-J, which alleges that i2 committed fraud and failed to meet certain obligations to Dillard’s regarding the purchase of two i2 products in the year 2000 under a software license agreement and related services agreement. Dillard’s paid i2 approximately $8.1 million under these two agreements.
          As previously reported, on June 15, 2010, a jury in the District Court of the State of Texas, County of Dallas, returned an adverse verdict in the litigation between Dillard’s, Inc. and i2. On September 30, 2010, the trial court signed a judgment awarding Dillard’s $237 million, plus post-judgment interest of 5% per annum. i2 intends to file additional motions with the trial court seeking a new trial and a reduction of the amount of the judgment. i2 also intends to appeal the judgment. On October 4, 2010, i2 posted a $25 million supersedeas bond. By posting the bond, under Texas law, the execution of the judgment is suspended, which means the judgment will not have to be paid during the appeals process. The appeals process is not expected to be resolved prior to the end of

2011 and the ultimate resolution of the matter could take several years to complete. There can be no assurance that it will be successful or that the litigation will be settled on terms acceptable to JDA.
          The Company will accrue an estimated loss from this matter if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In evaluating the probability of an unfavorable outcome in this litigation we have considered (a) the nature of the litigation and claim, (b) the progress in the case, (c) the opinions of legal counsel and other advisors, (d) the experience of the Company and others in similar cases, and (e) how management intends to respond in the event an unfavorable final judgment is returned by the trial court. We currently estimate the potential loss for this matter to range between zero and $237 million (representing a maximum award for lost profits, punitive damages and pre-judgment interest), plus post-judgment interest. The final trial court judgment or any revised result that may be achieved through an appeals process (which could take several years to complete) could result in multiple potential outcomes within this range. Management has determined that the best estimate of the potential outcome of this matter is $5 million which was recorded on the opening balance sheet of i2 following JDA’s acquisition of i2 in January 2010. We have not accrued any additional estimated contingent losses in this lawsuit as a result of the jury verdict and trial court judgment. Management’s best estimate is based on our evaluation of the case, which included input from i2’s in-house counsel and trial lawyers, and other outside litigation experts who assisted in our due diligence process. This amount was also supported by subsequent analyses and focus group assessments prepared by outside trial consultants prior to the actual trial.
     i2 Technologies, Inc. vs. Oracle Corporation
          On April 29, 2009, i2 filed a lawsuit for patent infringement against Oracle Corporation (NASDAQ: ORCL). The lawsuit, filed in the United States District Court for the Eastern District of Texas, Tyler Division (No. 6:09-cv-194-LED) alleges infringement of 11 patents related to supply chain management, available to promise software and other enterprise software applications. As a result of our acquisition of i2 on January 28, 2010, i2 is now a wholly-owned subsidiary of the Company. On April 22, 2010, Oracle filed counterclaims against i2 and JDA Software Group, Inc. (of which i2 is now a wholly-owned subsidiary) alleging the infringement by i2 of four Oracle patents. In response to i2’s motion to sever the Oracle counterclaim, on June 11, 2010, the trial court split the initial case into two cases, staying the second case (No. 6:10-cv-00284-LED) pending the outcome of the first case. The trial court instructed i2 to select five patents for the first case and Oracle to select one patent for the first case.
     Shareholder Class Action Litigation
          In December, 2009, the Company was sued in a putative shareholder class action against i2 and its board of directors, in the County Court of Law No. 2 of Dallas County (No. CC-09-08476-B). The plaintiffs allege in this lawsuit that the directors of i2 breached their fiduciary duties to shareholders of i2 by selling i2 to the Company via an allegedly unfair process and at an unfair price, and that the Company aided and abetted this alleged breach. On January 26, 2010, the Court denied the plaintiffs’ request for a preliminary injunction that sought to enjoin the merger between JDA and i2. The plaintiffs subsequently filed an amended complaint, alleging unspecified monetary damages in addition to declaratory and injunctive relief and attorneys’ fees. The Company, i2 and i2’s directors have denied all allegations and discovery is ongoing. A settlement agreement in principle has been reached among the parties, which is subject to formal documentation and court approval. The agreement, if it is finalized and then approved by the court, will provide that (i) the pendency and prosecution of the lawsuit and the efforts of plaintiffs’ counsel were a reason and cause for the decision by i2’s then board of directors to provide additional disclosures in the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on or about November 19, 2009, in connection with the Company’s acquisition of i2 and (ii) plaintiffs’ counsel may apply to the court for an award of attorneys’ fees and costs of $450,000 to be paid by i2, which will be funded by its directors and officers’ liability insurer.
          We are involved in other legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance, management does not currently believe the disposition of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.
9. Share-Based Compensation
          The Company has a stock-based compensation program that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes stock purchase rights, stock bonuses, restricted stock, restricted stock units, performance awards, performance units and deferred compensation awards.
          Annual stock-based incentive programs (“Performance Programs”) have been approved for executive officers and certain other members of our management team for years 2007 through 2010 that provide for contingently issuable performance share awards or restricted stock units upon achievement of defined performance threshold goals.

          In February 2010, the Board approved a stock-based incentive program for 2010 (“2010 Performance Program”). The 2010 Performance Program provides for the issuance of contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we are able to achieve a defined adjusted EBITDA performance threshold goal in 2010. A partial pro-rata issuance of performance share awards will be made if we achieve a minimum adjusted EBITDA performance threshold. The 2010 Performance Program initially provides for the issuance of up to approximately 555,000 of targeted contingently issuable performance share awards. The performance share awards, if any, will be issued after the approval of our 2010 financial results in January 2011 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period. Our performance against the defined performance threshold goal will be evaluated on a quarterly basis throughout 2010 and share-based compensation will be recognized over the requisite service period that runs from February 3, 2010 (the date of board approval) through January 2013. Although all necessary service and performance conditions have not been met through September 30, 2010, based on the nine months ended September 30, 2010 results and the outlook for the remainder of 2010, management has determined that it is probable the Company will achieve its minimum adjusted EBITDA performance threshold. We have recorded $6.0 million in stock-based compensation expense related to these awards in the nine months ended September 30, 2010, including $1.4 million in third quarter 2010.
          The Company has recognized stock-based compensation as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Cost of maintenance services	$126	$206	$403	$474
Cost of consulting services	401	411	1,179	882
Product development	204	234	710	594
Sales and marketing	542	667	2,292	1,736
General and administrative	992	1,327	4,250	2,726

Total stock-based compensation	$2,265	$2,845	$8,834	$6,412

10. Treasury Stock Repurchases
          On March 5, 2009, the Board adopted a program to repurchase up to $30 million of our common stock in the open market or in private transactions at prevailing market prices during the 12-month period ended March 10, 2010. During 2009, we repurchased approximately 0.3 million shares of our common stock under this program for $2.9 million at prices ranging from $10.34 to $11.00 per share. There have been no shares of common stock repurchased under this program in 2010.
          During the nine months ended September 30, 2010 and 2009, we repurchased 0.2 million and 0.1 million shares, respectively, tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted shares under the 2005 Performance Incentive Plan. These shares were repurchased for $4.5 million at prices ranging from $22.47 to $30.06 in the nine months ended September 30, 2010 and for $1.4 million at prices ranging from $9.75 to $22.37 in the nine months ended September 30, 2009.
11. Income Taxes
          For the nine months ended September 30, 2010, income taxes were calculated using the liability method. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted by any discrete events, which are reported in the period in which they occur. This estimate is re-evaluated each quarter based on our estimated tax expense for the year. Prior to January 1, 2010, the Company’s tax provisions were calculated using the discrete method which calculates the year-to-date effective tax rate and records discrete tax adjustments in the reporting period in which they occur. The discrete method was used by the Company due to its inability to forecast net income by the numerous jurisdictions from which it derives income and was therefore unable to reliably estimate an overall annual effective tax rate. The change in the method in 2010 is due to the Company’s ability to forecast income by jurisdiction and reliably estimate an overall annual effective tax rate.
          We recorded income tax provisions of approximately $3.7 million and $3.9 million for the three months ended September 30, 2010 and 2009, respectively, representing effective income tax rates of 31% and 38%, for the corresponding periods. We recorded income tax provisions of approximately $5.1 million and $10.4 million for the nine months ended September 30, 2010 and 2009, respectively, representing effective income tax rates of 30% and 37%, for the corresponding periods. Various factors affect our effective income tax rate including, among others, changes in our FIN 48 liability, state income taxes (net of federal benefit), the effect of foreign operations and permanent items, including those related to certain costs the Company incurred in connection with the acquisition of i2 Technologies, Inc. during the first quarter of 2010. Our effective income tax rate during the three and nine months ended September 30, 2010 differ from the same periods in 2009 primarily due to the mix of revenue by jurisdiction, the 2010 benefit from the Domestic Production Activities Deduction for US manufacturers and expense related to our FIN 48 liability.

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
          As of September 30, 2010 approximately $11.9 million of unrecognized tax benefits would impact our effective tax rate if recognized, some of which relate to uncertain tax positions associated with the acquisition of Manugistics and i2. Future recognition of uncertain tax positions resulting from the acquisition of Manugistics will be treated as a component of income tax expense rather than as a reduction of goodwill. It is reasonably possible that approximately $5.6 million of unrecognized tax benefits will be recognized within the next twelve months. We have placed a valuation allowance against the Arizona research and development credit as we do not expect to be able to utilize it prior to its expiration.
          We treat interest and penalties related to uncertain tax positions as a component of income tax expense. We have accrued interest and penalties related to uncertain tax positions of $0.2 million and $0.4 million in the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010 and December 31, 2009 there are approximately $3.2 million and $2.3 million, respectively of interest and penalty accruals related to uncertain tax positions which are reflected in the consolidated balance sheet under the caption “Liability for uncertain tax positions.” To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision.
          We conduct business globally and, as a result, JDA Software Group, Inc. or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subjected to examination by taxing authorities throughout the world, including the United States, the United Kingdom, and India. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2004 due to the expiration of the statute of limitations. We are currently under audit by the Internal Revenue Service for the 2009 tax year and various other years in India. The examination phase of these audits has not yet been completed; however, we do not anticipate any material adjustments.
          We currently have on-going tax examinations in India and the U.S. We do not believe there will be any material adjustments from these audits.
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
          During third quarter 2009, all shares of the Series B preferred stock were either converted into shares of common stock or repurchased for cash. The calculation of diluted earnings per share applicable to common shareholders for the three and nine months ended September 30, 2009 includes the assumed conversion of the Series B preferred stock into common stock as of the beginning of the period.
          The dilutive effect of outstanding stock options is included in the diluted earnings per share calculations for 2010 and 2009 using the treasury stock method. Diluted earnings per share for the three months ended September 30, 2010 and 2009 exclude less than 0.1 million and approximately 0.5 million, respectively of vested options for the purchase of common stock that have grant prices in excess of the average market price, or which are otherwise anti-dilutive. Diluted earnings per share for the nine months ended September 30, 2010 and 2009 exclude less than 0.1 million and approximately 1.1 million, respectively of vested options for the purchase of common stock that have grant prices in excess of the average market price, or which are otherwise anti-dilutive. In addition, diluted earnings per share also exclude approximately 0.6 million and 0.8 million of contingently issuable performance share awards, respectively for which all necessary conditions had not been met (see Note 8).
          Earnings per share for three and nine months ended September 30, 2010 and 2009 are calculated as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Net income	$8,273	$6,263	$11,871	$17,842
Less dividends paid	—	(8,593)	—	(8,593)

Undistributed earnings	$8,273	$(2,330)	$11,871	$9,249

Allocation of undistributed earnings:
Common Stock	$8,273	$(2,330)	$11,871	$8,463
Series B Preferred Stock	—	—	—	786

	$8,273	$(2,330)	$11,871	$9,249

Weighted average shares:
Common Stock	41,774	33,505	40,939	32,095
Series B Preferred Stock	—	—	—	2,981

Shares — Basic earnings per share	41,774	33,505	40,939	35,076
Dilutive common stock equivalents	460	—	578	253

Shares — Diluted earnings per share	42,234	33,505	41,517	35,329

Basic earnings per share applicable to:
Common Stock	$.20	$(.07)	$.29	$.26

Series B Preferred Stock	$—	$—	$—	$.26

Diluted earnings per share applicable to common shareholders	$.20	$(.07)	$.29	$.26

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenues:

Americas	$98,698	$67,059	$293,702	$193,440
Europe	27,503	20,601	79,691	57,440
Asia/Pacific	32,242	8,199	75,054	27,797

Total revenues	$158,443	$95,859	$448,447	$278,677

	September 30,	December 31,
	2010	2009
Identifiable assets:

Americas	$882,558	$695,539
Europe	121,105	85,817
Asia/Pacific	99,748	40,310

Total identifiable assets	$1,103,411	$821,666

          Revenues in the Americas for three months ended September 30, 2010 and 2009 include $84.6 million and $58.2 million from the United States, respectively and $252.8 million and $169.0 million from the United States in the nine months ended September 30, 2010 and 2009, respectively. Identifiable assets for the Americas include $845.8 million and $666.0 million in the United States as of September 30, 2010 and December 31, 2009, respectively. The increase in identifiable assets at September 30, 2010 compared to December 31, 2009 resulted primarily from net assets recorded in the acquisition of i2 (see Note 2).
          In connection with the acquisition of i2, management approved a realignment of our reportable business segments to better reflect the core business in which we operate, the supply chain management market, and how our chief operating decision maker views, evaluates and makes decisions about resource allocations within our business. As a result of this realignment, we eliminated Retail and Manufacturing and Distribution as reportable business segments and beginning with first quarter 2010 have reported our operations within the following segments:
•	Supply Chain. This reportable business segment includes all revenues related to applications and services sold to customers in the supply chain management market. The majority of our products are specifically designed to provide customers with one synchronized view of product demand while managing the flow and allocation of materials, information, finances and other resources across global supply chains, from manufacturers to distribution centers and transportation networks to the retail store and consumer (collectively, the “Supply Chain”). This segment combines all revenues previously reported by the Company under the Retail and Manufacturing and Distribution reportable business segments and includes all revenues related to i2 applications and services.

•	Pricing and Revenue Management (previously known as Services Industries). This reportable business segment includes all revenues related to applications and services sold to customers in service industries such as travel, transportation, hospitality, media and telecommunications. The Pricing and Revenue Management segment is centrally managed by a team that has global responsibilities for this market.
          A summary of the revenues, operating income and depreciation attributable to each of these reportable business segments for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenues:
Supply Chain	$153,706	$88,608	$431,870	$254,992
Pricing and Revenue Management	4,737	7,251	16,577	23,685

	$158,443	$95,859	$448,447	$278,677

Operating income (loss):
Supply Chain	$50,435	$29,054	$142,977	$80,292
Pricing and Revenue Management	(743)	1,027	(589)	7,650
Other (see below)	(32,157)	(20,601)	(108,050)	(59,586)

	$17,535	$9,480	$34,338	$28,356

Depreciation:
Supply Chain	$2,708	$1,898	$7,769	$5,428
Pricing and Revenue Management	145	256	512	809

	$2,853	$2,154	$8,281	$6,237

Other:
General and administrative expenses	$17,546	$12,305	$55,044	$35,001
Amortization of intangible assets	9,966	5,753	28,447	17,880
Restructuring charge	4,172	2,543	16,478	6,705
Acquisition-related costs	473	—	8,081	—

	$32,157	$20,601	$108,050	$59,586

          Operating income in the Supply Chain and Pricing and Revenue Management reportable business segments includes direct expenses for software licenses, maintenance services, service revenues, and product development expenses, as well as allocations for sales and marketing expenses, occupancy costs, depreciation expense and amortization of acquired software technology. The “Other” caption includes general and administrative expenses and other charges that are not directly identified with a particular reportable business segment and which management does not consider in evaluating the operating income (loss) of the reportable business segment.

14. Condensed Consolidating Financial Information
          Pursuant to the indenture governing the Senior Notes (see Note 7) our obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by substantially all of our existing and future domestic subsidiaries (including, following the Merger, i2 and its domestic subsidiaries). Pursuant to Regulation S-X, Section 210.3-10(f), we are required to present condensed consolidating financial information for subsidiaries that have guaranteed the debt of a registrant issued in a public offering, where the guarantee is full and unconditional, joint and several, and where the voting interest of the subsidiary is 100% owned by the registrant.
          The following tables present condensed consolidating balance sheets as of September 30, 2010 and December 31, 2009, and condensed consolidating statements of income for the three and nine months ended September 30, 2010 and 2009, and condensed consolidating statements of cash flow for the nine months ended September 30 2010 and 2009 for (i) JDA Software Group, Inc. — the parent company and issuer of the Senior Notes, (ii) the guarantor subsidiaries on a combined basis, (iii) the non-guarantor subsidiaries on a combined basis, (iv) elimination adjustments, and (v) total consolidating amounts. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.

Unaudited Condensed Consolidating Balance Sheets
September 30, 2010
(in thousands)

	JDA Software	Guarantor	Non-Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$136,430	$35,940	$—	$172,370
Restricted cash	—	9,462	859	—	10,321
Accounts receivable	—	73,954	24,333	—	98,287
Income tax receivable	6,801	(8,806)	2,005	—	—
Deferred tax asset	—	55,682	2,154	—	57,836
Prepaid expenses and other current assets	—	12,339	20,304	—	32,643

Total current assets	6,801	279,061	85,595	—	371,457

Non-Current Assets:
Property and equipment, net	—	41,249	7,632	—	48,881
Goodwill	—	197,031	—	—	197,031
Other intangibles, net	—	199,200	—	—	199,200
Deferred tax asset	—	256,257	12,775	—	269,032
Other non-current assets	5,994	5,059	6,757	—	17,810
Investment in subsidiaries	170,770	74,268	(24,235)	(220,803)	—
Intercompany accounts	708,099	(743,470)	35,371	—	—

Total non-current assets	884,863	29,594	38,300	(220,803)	731,954

Total Assets	$891,664	$308,655	$123,895	$(220,803)	$1,103,411

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$—	$16,133	$2,884	$—	$19,017
Accrued expenses and other liabilities	6,524	33,257	25,535	—	65,316
Income taxes payable	—	(10,495)	11,257	—	762
Deferred revenue	—	81,545	23,508	—	105,053

Total current liabilities	6,524	120,440	63,184	—	190,148

Non-Current Liabilities:
Long-term debt	272,572	—	—	—	272,572
Accrued exit and disposal obligations	—	3,429	2,407	—	5,836
Liability for uncertain tax positions	—	9,489	1,329	—	10,818
Deferred revenues	—	6,647	4,822	—	11,469

Total non-current liabilities	272,572	19,565	8,558	—	300,695

Total Liabilities	279,096	140,005	71,742	—	490,843

Stockholders’ Equity	612,568	168,650	52,153	(220,803)	612,568

Total Liabilities and Stockholders’ Equity	$891,664	$308,655	$123,895	$(220,803)	$1,103,411

Condensed Consolidating Balance Sheets
December 31, 2009
(in thousands)

	JDA Software	Guarantor	Non-Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$47,170	$28,804	$—	$75,974
Restricted cash	287,875	—	—	—	287,875
Accounts receivable	—	53,535	15,348	—	68,883
Income tax receivable	469	5,941	(6,410)	—	—
Deferred tax asset	—	17,973	1,169	—	19,142
Prepaid expenses and other current assets	—	11,273	4,394	—	15,667

Total current assets	288,344	135,892	43,305	—	467,541

Non-Current Assets:
Property and equipment, net	—	35,343	5,499	—	40,842
Goodwill	—	135,275	—	—	135,275
Other intangibles, net:
Customer-based intangibles	—	99,264	—	—	99,264
Technology-based intangibles	—	20,240	—	—	20,240
Marketing-based intangibles	—	157	—	—	157
Deferred tax asset	—	37,781	6,569	—	44,350
Other non-current assets	6,697	124	7,176	—	13,997
Investment in subsidiaries	154,166	27,575	—	(181,741)	—
Intercompany accounts	234,479	(253,131)	18,652	—	—

Total non-current assets	395,342	102,628	37,896	(181,741)	354,125

Total Assets	$683,686	$238,520	$81,201	$(181,741)	$821,666

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$—	$6,140	$1,052	$—	$7,192
Accrued expenses and other liabilities	—	28,809	16,714	—	45,523
Income taxes payable	—	1,255	2,234	—	3,489
Deferred revenue	—	44,145	21,520	—	65,665

Total current liabilities	—	80,349	41,520	—	121,869

Non-Current Liabilities:
Long-term debt	272,250	—	—	—	272,250
Accrued exit and disposal obligations	—	4,723	2,618	—	7,341
Liability for uncertain tax positions	—	8,770	—	—	8,770

Total non-current liabilities	272,250	13,493	2,618	—	288,361

Total Liabilities	272,250	93,842	44,138	—	410,230

Stockholders’ Equity	411,436	144,678	37,063	(181,741)	411,436

Total Liabilities and Stockholders’ Equity	$683,686	$238,520	$81,201	$(181,741)	$821,666

Unaudited Condensed Consolidating Statements of Income
Three Months Ended September 30, 2010
(in thousands)

	JDA Software	Guarantor	Non-Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Software licenses	$—	$16,276	$—	$—	$16,276
Subscriptions and other recurring revenues	—	5,758	—	—	5,758
Maintenance services	—	45,980	18,206	—	64,186

Product revenues	—	68,014	18,206	—	86,220

Consulting services	—	45,341	20,606	—	65,947
Reimbursed expenses	—	4,247	2,029	—	6,276

Service revenues	—	49,588	22,635	—	72,223

Total revenues	—	117,602	40,841	—	158,443

Cost of Revenues:
Cost of software licenses	—	1,103	—	—	1,103
Amortization of acquired software technology	—	1,833	—	—	1,833
Cost of maintenance services	—	8,574	4,358	—	12,932

Cost of product revenues	—	11,510	4,358	—	15,868

Cost of consulting services	—	34,722	14,254	—	48,976
Reimbursed expenses	—	4,251	2,025	—	6,276

Cost of service revenues	—	38,973	16,279	—	55,252

Total cost of revenues	—	50,483	20,637	—	71,120

Gross Profit	—	67,119	20,204	—	87,323

Operating Expenses:
Product development	—	10,933	6,440	—	17,373
Sales and marketing	—	12,692	7,566	—	20,258
General and administrative	—	13,553	3,993	—	17,546
Amortization of intangibles	—	9,966	—	—	9,966
Restructuring charges	—	2,371	2,274	—	4,645
Acquisition-related costs	—	—	—	—	—

Total operating expenses	—	49,515	20,273	—	69,788

Operating Income (Loss)	—	17,604	(69)	—	17,535

Interest expense and amortization of loan fees	(5,975)	(114)	(80)	—	(6,169)
Interest income and other, net	—	(3,238)	3,796	—	558
Income tax benefit (provision)	2,270	(5,517)	(404)	—	(3,651)
Equity in earnings of subsidiaries, net	11,978	1,525	—	(13,503)	—

Net Income	$8,273	$10,260	$3,243	$(13,503)	$8,273

Unaudited Condensed Consolidating Statements of Income
Three Months Ended September 30, 2009
(in thousands)

	JDA Software	Guarantor	Non-Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Software licenses	$—	$16,354	$—	$—	$16,354
Subscriptions and other recurring revenues	—	896	—	—	896
Maintenance services	—	27,692	17,318	—	45,010

Product revenues	—	44,942	17,318	—	62,260

Consulting services	—	19,120	11,732	—	30,852
Reimbursed expenses	—	2,039	708	—	2,747

Service revenues	—	21,159	12,440	—	33,599

Total revenues	—	66,101	29,758	—	95,859

Cost of Revenues:
Cost of software licenses	—	580	—	—	580
Amortization of acquired software technology	—	966	—	—	966
Cost of maintenance services	—	7,780	3,103	—	10,883

Cost of product revenues	—	9,326	3,103	—	12,429

Cost of consulting services	—	14,757	7,462	—	22,219
Reimbursed expenses	—	2,039	708	—	2,747

Cost of service revenues	—	16,796	8,170	—	24,966

Total cost of revenues	—	26,122	11,273	—	37,395

Gross Profit	—	39,979	18,485	—	58,464

Operating Expenses:
Product development	—	9,771	2,724	—	12,495
Sales and marketing	—	10,010	5,878	—	15,888
General and administrative	—	10,063	2,242	—	12,305
Amortization of intangibles	—	5,753	—	—	5,753
Restructuring charges	—	1,464	1,079	—	2,543

Total operating expenses	—	37,061	11,923	—	48,984

Operating Income	—	2,918	6,562	—	9,480

Interest expense and amortization of loan fees	(136)	(164)	(46)	—	(346)
Interest income and other, net	—	2,313	(1,307)	—	1,006
Income tax benefit (provision)	52	(2,137)	(1,792)	—	(3,877)
Equity in earnings of subsidiaries, net	6,347	4,117	—	(10,464)	—

Net Income	$6,263	$7,047	$3,417	$(10,464)	$6,263

Unaudited Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2010
(in thousands)

	JDA Software	Guarantor	Non-Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Software licenses	$—	$72,865	$—	$—	$72,865
Subscriptions and other recurring revenues	—	15,851	—	—	15,851
Maintenance services	—	126,747	55,093	—	181,840

Product revenues	—	215,463	55,093	—	270,556

Consulting services	—	113,561	50,643	—	164,204
Reimbursed expenses	—	9,430	4,257	—	13,687

Service revenues	—	122,991	54,900	—	177,891

Total revenues	—	338,454	109,993	—	448,447

Cost of Revenues:
Cost of software licenses	—	3,020	—	—	3,020
Amortization of acquired software technology	—	5,212	—	—	5,212
Cost of maintenance services	—	26,422	12,770	—	39,192

Cost of product revenues	—	34,654	12,770	—	47,424

Cost of consulting services	—	88,296	36,691	—	124,987
Reimbursed expenses	—	9,430	4,257	—	13,687

Cost of service revenues	—	97,726	40,948	—	138,674

Total cost of revenues	—	132,380	53,718	—	186,098

Gross Profit	—	206,074	56,275	—	262,349

Operating Expenses:
Product development	—	35,292	18,839	—	54,131
Sales and marketing	—	41,052	24,778	—	65,830
General and administrative	—	43,962	11,082	—	55,044
Amortization of intangibles	—	28,447	—	—	28,447
Restructuring charges	—	18,894	5,665	—	24,559
Acquisition-related costs	—	—	—	—	—

Total operating expenses	—	167,647	60,364	—	228,011

Operating Income (Loss)	—	38,427	(4,089)	—	34,338

Interest expense and amortization of loan fees	(17,897)	(363)	(177)	—	(18,437)
Interest income and other, net	—	(17,512)	18,551	—	1,039
Income tax benefit (provision)	6,801	(7,805)	(4,065)	—	(5,069)
Equity in earnings of subsidiaries, net	22,967	8,363	—	(31,330)	—

Net Income	$11,871	$21,110	$10,220	$(31,330)	$11,871

Unaudited Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2009
(in thousands)

	JDA Software	Guarantor	Non-Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Software licenses	$—	$57,300	$—	$—	$57,300
Subscriptions and other recurring revenues	—	2,860	—	—	2,860
Maintenance services	—	84,088	48,290	—	132,379

Product revenues	—	144,248	48,290	—	192,538

Consulting services	—	50,809	28,156	—	78,965
Reimbursed expenses	—	5,069	2,105	—	7,175

Service revenues	—	55,878	30,261	—	86,139

Total revenues	—	200,126	78,551	—	278,677

Cost of Revenues:
Cost of software licenses	—	2,417	—	—	2,417
Amortization of acquired software technology	—	2,954	—	—	2,954
Cost of maintenance services	—	23,854	8,562	—	32,416

Cost of product revenues	—	29,225	8,562	—	37,787

Cost of consulting services	—	40,354	21,378	—	61,732
Reimbursed expenses	—	5,069	2,105	—	7,174

Cost of service revenues	—	45,423	23,483	—	68,906

Total cost of revenues	—	74,648	32,045	—	106,693

Gross Profit	—	125,478	46,506	—	171,984

Operating Expenses:
Product development	—	30,265	7,467	—	37,732
Sales and marketing	—	29,215	17,095	—	46,310
General and administrative	—	28,514	6,487	—	35,001
Amortization of intangibles	—	17,880	—	—	17,880
Restructuring charges	—	4,348	2,357	—	6,705

Total operating expenses	—	110,222	33,406	—	143,628

Operating Income	—	15,256	13,100	—	28,356

Interest expense and amortization of loan fees	(388)	(459)	(124)	—	(971)
Interest income and other, net	—	8,644	(7,758)	—	886
Income tax benefit (provision)	147	(9,083)	(1,493)	—	(10,429)
Equity in earnings of subsidiaries, net	18,083	2,064	—	(20,147)	—

Net Income	$17,842	$16,422	$3,725	$(20,147)	$17,842

Unaudited Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2010
(in thousands)

	JDA Software	Guarantor	Non-Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$145,030	$(128,978)	$22,941	$—	$38,993

Investing Activities:
Change in restricted cash	277,554	—	—	—	277,554
Purchase of i2 Technologies, Inc.	(431,775)	218,348	—	—	(213,427)
Payment of direct costs related to prior acquisitions	—	(1,669)	(1,080)	—	(2,749)
Purchase of property and equipment	—	(10,110)	(4,675)	—	(14,785)
Proceeds from disposal of property and equipment	—	602	29	—	631

Net cash (used in) provided by investing activities	(154,221)	207,171	(5,726)	—	47,224

Financing Activities:
Issuance of common stock — equity plans	13,836	—	—	—	13,836
Purchase of treasury stock and other , net	(4,645)	—	—	—	(4,645)
Change in intercompany receivable/payable	—	19,528	(19,528)	—	—

Net cash provided by (used in) financing activities	9,191	19,528	(19,528)	—	9,191

Effect of Exchange Rates on Cash and Cash Equivalents	—	(8,461)	9,449	—	988

Net increase (decrease) in cash and equivalents	—	89,260	7,136	—	96,396

Cash and Cash Equivalents, Beginning of Period	—	47,170	28,804	—	75,974

Cash and Cash Equivalents, End of Period	$—	$136,430	$35,940	$—	$172,370

Unaudited Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2009
(in thousands)

	JDA Software	Guarantor	Non-Guarantor
	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$19,810	$57,939	$2,779	$—	$80,528

Investing Activities:
Payment of direct costs related to prior acquisitions	—	(2,249)	(2,182)	—	(4,431)
Purchase of property and equipment	—	(3,559)	(1,982)	—	(5,541)
Proceeds from disposal of property and equipment	—	7	55	—	62

Net cash used in investing activities	—	(5,801)	(4,109)	—	(9,910)

Financing Activities:
Issuance of common stock — equity plans	14,524	—	—	—	14,524
Purchase of treasury stock and other, net	(6,266)	—	—	—	(6,266)
Redemption of redeemable preferred stock	(28,068)	—	—	—	(28,068)
Change in intercompany receivable/payable	—	(507)	507	—	—

Net cash provided by (used in) financing activities	(19,810)	(507)	507	—	(19,810)

Effect of Exchange Rates on Cash and Cash Equivalents	—	(1,773)	3,746	—	1,973

Net decrease (increase) in cash and equivalents	—	49,858	2,923	—	52,781

Cash and Cash Equivalents, Beginning of Period	—	10,841	21,855	—	32,696

Cash and Cash Equivalents, End of Period	$—	$60,699	$24,778	$—	$85,477

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
Significant Trends and Developments in Our Business
          Acquisition of i2 Technologies, Inc. On January 28, 2010, we completed the acquisition of i2 Technologies, Inc. (“i2”) for approximately $599.8 million, which included cash consideration of approximately $431.8 million and the issuance of approximately 6.2 million shares of our common stock with an acquisition date fair value of approximately $168.0 million, or $26.88 per share, determined on the basis of the closing market price of our common stock on the date of acquisition (the “Merger”). The combination of JDA and i2 creates a market leader in the supply chain management market. We believe this combination provides JDA with (i) a strong, complementary presence in new markets such as discrete manufacturing; (ii) enhanced scale; (iii) a more diversified, global customer base of over 6,000 customers; (iv) a comprehensive product suite that provides end-to-end supply chain management (“SCM”) solutions; (v) incremental revenue opportunities associated with cross-selling of products and services among our existing customer base; and (vi) an ability to increase profitability through net cost synergies within twelve months after the Merger.
          The Merger is being accounted for using the acquisition method of accounting, with JDA identified as the acquirer, and the operating results of i2 have been included in our consolidated financial statements from the date of acquisition. Under the acquisition method of accounting, all assets acquired and liabilities assumed will be recorded at their respective acquisition-date fair values. We initially recorded $66.0 million of goodwill during the three months ended March 31, 2010 and made subsequent adjustments of $3.5 million during the three months ended June 30, 2010 and $0.7 million during the three months ended September 30, 2010 to reduce the goodwill balance to $61.8 million. In addition, through September 30, 2010 we have recorded $113.2 million in other intangible assets, including $74.6 million for customer-based intangibles (maintenance relationships and future technological enhancements, service relationships and a covenant not-to-compete), $24.3 million for technology-based intangibles consisting of developed technology and $14.3 million for marketing-based intangibles consisting of trademark and trade names.
          The purchase price allocation has not been finalized. The preliminary allocation of the purchase price as of September 30, 2010 is based on the best estimates of management and is subject to revision as the final fair values of, and allocated purchase price to, the acquired assets and assumed liabilities in the acquisition of i2 are completed over the remainder of 2010. We currently anticipate that additional adjustments may still be made to the fair value of tax-related accounts and the residual amount allocated to goodwill. See Note 2 to the Condensed Consolidated Financial Statements for a complete description of this transaction and the initial purchase price allocation.
          Through September 30, 2010, we have expensed approximately $12.9 million of costs related to the acquisition of i2, including $0.5 million and $8.1 million in the three and nine months ended September 30, 2010, respectively. These costs, which consist primarily of investment banking fees, commitment fees on unused bank financing, legal and accounting fees, are included in the consolidated statements of income under the caption “Acquisition-related costs.”
          On December 10, 2009, we issued $275 million of five-year, 8.0% Senior Notes (the “Senior Notes”) at an initial offering price of 98.988% of the principal amount. The net proceeds from the sale of the Senior Notes, which exclude the original issue discount ($2.8 million) and other debt issuance costs ($7.1 million) were placed in escrow and subsequently used, together with cash on hand at JDA and i2, to fund the cash portion of the merger consideration in the acquisition of i2. See Note 7 to the Condensed
          Consolidated Financial Statements for a complete description of the Senior Notes. In connection with the issuance of the Senior Notes, we entered into an exchange and registration rights agreement. Under the terms of the exchange and registration rights agreement, we were required to file, and did initially file on June 9, 2010, an exchange offer registration statement, as amended (the “Exchange Offer Registration Statement”), enabling holders to exchange the Senior Notes for registered notes with terms substantially identical to the terms of the Senior Notes. On November 5, 2010, the Exchange Offer Registration Statement was declared effective by the SEC. We expect to complete the exchange offer in December 2010. See Note 7 to the Condensed Consolidated Financial Statements for a complete description of the Senior Notes.
          The following tables summarize the impact of the i2 acquisition on our product and service revenues:
          Third Quarter 2010

Revenues:	JDA		i2		Combined
Software licenses and subscriptions	$9,629	44%	$12,405	56%	$22,034
Maintenance services	46,518	72%	17,668	28%	64,186

Product revenues	56,147	65%	30,073	35%	86,220
Service revenues	38,374	53%	33,849	47%	72,223

Total revenues	$94,521	60%	$63,922	40%	$158,443

          First Nine Months of 2010

Revenues:	JDA		i2		Combined
Software licenses and subscriptions	$47,235	53%	$41,481	47%	$88,716
Maintenance services	138,426	76%	43,414	24%	181,840

Product revenues	185,661	69%	84,895	31%	270,556
Service revenues	108,669	61%	69,222	39%	177,891

Total revenues	$294,330	66%	$154,117	34%	$448,447

          Outlook for 2010. Based on our nine months ended September 30, 2010 performance and the outlook for the remainder of the year, we believe we’ll be able to achieve results toward the high end of our original range for software revenue and total revenue. We also believe that we’ll be able to achieve the low end of the range of Adjusted EBITDA and Adjusted earnings per share even with the incremental litigation costs incurred this year. For operating cash flow, we expect 2010 to exceed $100 million after adjusting for specific one-time items related to the i2 acquisition. This information considers a full year of JDA revenues and operating results and eleven months of i2 revenues and operating results as the acquisition of i2 was completed on January, 28, 2010.

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
          We have not provided an outlook for 2010 GAAP net income or GAAP earnings per share, nor a reconciliation between the non-GAAP measurements presented herein (i.e., Adjusted EBITDA and Adjusted earnings per share) and the most directly comparable GAAP measurements as the purchase price allocation for our acquisition of i2 was not finalized when we provided our original guidance and has not been finalized during the nine months ended September 30, 2010. The preliminary allocation of the purchase price as of September 30, 2010 is based on the best estimates of management and is subject to revision as the final fair values of, and allocated purchase price to, the acquired assets and assumed liabilities in the acquisition of i2 are completed over the remainder of 2010. We currently anticipate that additional adjustments may still be made to the fair value of acquired tax-related accounts and the residual amount allocated to goodwill.
          We Have Incurred Significant Unplanned Legal Expenses. We have incurred significant unplanned legal expenses in the nine months ended September 30, 2010 due to the ongoing litigation between Dillard’s and i2 and the patent infringement litigation i2 filed against Oracle Corporation (see Note 8 to the Condensed Consolidated Financial Statements). Total legal expenses in the nine months ended September 30, 2010 were $9.4 million, including approximately $3.6 million in third quarter 2010, compared to $1.7 million in the nine months ended September 30, 2009. We expect our quarterly legal expenses to be higher than normal until we resolve these matters.
          We Have Realized Cost Synergies as We Integrate and Combine i2 and JDA. We achieved approximately $15.7 million, or approximately 80% of our total targeted net cost synergies in the nine months ended September 30, 2010, which included only eight months of combined post-merger activity.
          Share-Based Compensation Expense. We recorded share-based compensation expense of $8.8 million and $6.4 million in nine months ended September 30, 2010 and 2009, respectively.
          In February 2010, the Board approved a stock-based incentive program for 2010 (“2010 Performance Program”). The 2010 Performance Program provides for the issuance of contingently issuable performance share awards under the 2005 Incentive Plan to executive officers and certain other members of our management team if we are able to achieve a defined adjusted EBITDA performance threshold goal in 2010. A partial pro-rata issuance of performance share awards will be made if we achieve a minimum adjusted EBITDA performance threshold. The 2010 Performance Program initially provides for the issuance of up to approximately 555,000 of targeted contingently issuable performance share awards. The performance share awards, if any, will be issued after the approval of our 2010 financial results in January 2011 and will vest 50% upon the date of issuance with the remaining 50% vesting ratably over a 24-month period. Our performance against the defined performance threshold goal will be evaluated on a quarterly basis throughout 2010 and share-based compensation will be recognized over the requisite service period that runs from February 3, 2010 (the date of board approval) through January 2013. Although all necessary service and performance conditions have not been met through September 30, 2010, based on the nine months ended September 30, 2010 results and the outlook for the remainder of 2010, management has determined that it is probable the Company will achieve its minimum adjusted EBITDA performance threshold. We have recorded $6.0 million in stock-based compensation expense related to these awards in the nine months ended September 30, 2010, including $2.0 million in third quarter 2010.
          In February 2010, the Board also approved a 2010 cash incentive bonus plan (“Incentive Plan”) for our executive officers, including those new executives joining the Company through the acquisition of i2. The Incentive Plan provides for approximately $4.1 million in targeted cash bonuses if we are able to achieve a defined adjusted EBITDA performance threshold goal in 2010 and at the Compensation Committee’s discretion, amounts are payable quarterly under the plan on the basis of the actual adjusted EBITDA achieved by the Company for the applicable quarter of 2010 when compared to the annual target and the outlook for the remainder of the year. A partial pro-rata cash bonus will be paid if we achieve a minimum adjusted EBITDA performance threshold. There is no cap on the maximum amount the executives can receive if the Company exceeds the defined adjusted EBITDA performance threshold goal.
          We May Make Additional Strategic Acquisitions. Acquisitions have been, and we expect they will continue to be, an integral part of our overall growth plan. We believe strategic acquisition opportunities will allow JDA to continue to strengthen its position as a leading supply chain management software and services provider. Our intent is to seek acquisition opportunities that complement the Company’s current software and services offerings. We may make future acquisitions that are significant in relation to the current size of JDA or smaller acquisitions that add specific functionality to enhance our existing product suite. If the Dillard’s litigation continues for an extended period of time it may delay us in making acquisitions, though we do not currently expect any delay to be significant.
          Financial Position and Cash Flow Provided by Operations. We had working capital of $181.3 million at September 30, 2010 compared to $345.7 million at December 31, 2009. The working capital balances include cash of $182.7 million and $363.8 million, respectively, which includes restricted cash of $10.3 million and $287.9 million, respectively. The restricted cash balance at December 31, 2009 consisted primarily of net proceeds from the issuance of the Senior Notes (see Contractual Obligations) of approximately $265 million, which together with cash on hand at JDA and i2, was used to fund the cash portion of the merger consideration in the acquisition of i2 on January 28, 2010.

          Net accounts receivable were $98.3 million or 56 days sales outstanding (“DSO”) at September 30, 2010 compared to $68.9 million or 58 days DSO at December 31, 2009. DSO results can fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenues that comes from software license sales which may have installment payment terms, seasonality, shifts in customer buying patterns, the timing of customer payments, annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.
          We generated $39.0 million in cash from operating activities in the nine months ended September 30, 2010 compared to $80.5 million in the nine months ended September 30, 2009. The decrease in cash flow is due primarily to a $6.0 million decrease in the current period net income, which includes $8.1 million of acquisition-related costs, $16.5 million of restructuring charges, $9.4 million in legal expenses primarily related to inherited i2 litigation and $1.6 million of non-recurring, transition-related costs for salaries and retention bonuses for i2 employees. In addition, changes in working capital utilized approximately $27.0 million of cash in the nine months ended September 30, 2010 and provided approximately $18.9 million of cash in the nine months ended September 30, 2009, due primarily to the timing and payment of accounts receivable, a decrease in deferred revenue and an increase in prepaid expenses and other current assets. Accounts receivable decreased $1.3 million in the nine months ended September 30, 2010 due primarily to improved cash collection efforts and decreased $19.5 million in the nine months ended September 30, 2009 due primarily to the collection of an unusually large receivable. In addition, operating cash flows for the nine months ended September 30, 2010 were negatively impacted by decreases in deferred revenue balances from maintenance and other recurring revenue contracts assumed in the i2 acquisition that were renewed in the months just prior to the acquisition and for which the related cash was collected by i2 prior to the acquisition close date.
          Future Tax Benefits From the i2 Acquisition. Since the acquisition of i2 we have initiated a process to determine the value of acquired net operating loss carry forwards and other favorable tax attributes such as amortization of intangibles and capitalized research and development costs. Based on our review, we now estimate future income tax benefits from the i2 acquisition to approximate $110 million over the next five years (2010 through 2014), and, as a result, we do not expect to pay significant federal income taxes during this time. We also believe that in the subsequent years there is an additional $100 million of estimated future income tax benefits available. Our estimates of the cash benefit of the i2 net operating loss carry forwards are subject to review by the Internal Revenue Service.

Results of Operations
          The following tables set forth a comparison of selected financial information (in thousands), expressed as both a dollar change and percentage change between periods for the three and nine months ended September 30, 2010 and 2009 and as a percentage of total revenues. In addition, the tables express certain gross margin data as a percentage of software license revenue, maintenance revenue, product revenues or services revenues, as appropriate. The operating results for the three and nine months ended September 30, 2010 include the impact of the i2 acquisition from the date of acquisition (January 28, 2010). The i2 acquisition also impacts the comparability of the information presented in the business segment and geographical regions disclosures that follow. The impact of the i2 acquisition on our product and service revenues in first nine months of 2010 is summarized in Significant Trends and Developments in Our Business. The operating expenses of the combined company were co-mingled at the date of acquisition, and as a result, no separate disclosure is made of the impact of the i2 acquisition on operating expenses or operating income.

	Three Months ended
	September 30,				2009 to 2010
	2010	%	2009	%	$ Change	% Change
Revenues:

Software licenses	$16,276	10%	$16,354	17%	$(78)	(1%)
Subscriptions and other recurring revenue	5,758	4	896	1	4,862	543%
Maintenance	64,186	40	45,010	47	19,176	43%

Product revenues	86,220	54	62,260	65	23,960	37%
Service revenues	72,223	46	33,599	35	38,624	115%

Total revenues	158,443	100%	95,859	100%	62,584	65%

Cost of Revenues:

Software licenses	1,103	1%	580	1%	523	90%
Amortization of acquired software technology	1,833	1	966	1	867	90%
Maintenance services	12,932	8	10,883	11	2,049	19%

Product revenues	15,868	10%	12,429	13%	3,439	28%
Service revenues	55,252	35	24,966	26	30,286	121%

Total cost of revenues	71,120	45%	37,395	39%	33,725	90%

Gross Profit	87,323	55%	58,464	61%	28,859	49%

Operating Expenses:

Product development	17,373	11%	12,495	13%	4,878	39%
Sales and marketing	20,258	13	15,888	17	4,370	28%
General and administrative	17,546	11	12,305	13	5,241	43%

	55,177	35%	40,688	43%	14,489	36%

Amortization of intangibles	9,966	6%	5,753	6%	4,213	73%
Restructuring charge	4,172	3%	2,543	2%	1,629	64%
Acquisition-related costs	473	1%	—	—%	473	100%

Operating income	$17,535	11%	$9,480	10%	8,055	85%

Gross margins:

Software licenses and subscription revenues		95%		97%
Maintenance		80%		76%
Product revenues		82%		80%
Services revenues		23%		26%

	Nine Months ended
	September 30,				2009 to 2010
	2010	%	2009	%	$ Change	% Change
Revenues:

Software licenses	$72,865	16%	$57,300	20%	$15,565	27%
Subscriptions and other recurring revenue	15,851	3	2,860	1	12,991	454%
Maintenance	181,840	41	132,378	48	49,462	37%

Product revenues	270,556	61%	192,538	69%	78,018	41%
Service revenues	177,891	39	86,139	31	91,752	107%

Total revenues	448,447	100%	278,677	100%	169,770	61%

Cost of Revenues:

Software licenses	3,020	1%	2,417	1%	603	25%
Amortization of acquired software technology	5,212	1	2,954	1	2,258	76%
Maintenance services	39,192	9	32,416	11	6,776	21%

Product revenues	47,424	11%	37,787	13%	9,637	26%
Service revenues	138,674	31	68,906	25	69,768	101%

Total cost of revenues	186,098	42%	106,693	38%	79,405	74%

Gross Profit	262,349	58%	171,984	62%	90,365	53%

Operating Expenses:

Product development	54,131	12%	37,732	13%	16,399	43%
Sales and marketing	65,830	15	46,310	17	19,520	42%
General and administrative	55,044	12	35,001	13	20,043	57%

	175,005	39%	119,043	43%	55,962	47%

Amortization of intangibles	28,447	6%	17,880	6%	10,567	59%
Restructuring charge	16,478	4%	6,705	2%	9,773	146%
Acquisition-related costs	8,081	2%	—	—%	8,081	100%

Operating income	$34,338	8%	$28,356	10%	5,982	21%

Gross margins:

Software licenses and subscription revenues		97%		96%
Maintenance		78%		76%
Product revenues		83%		80%
Services revenues		21%		20%

          In connection with the acquisition of i2, management approved a realignment of our reportable business segments to better reflect the core business in which we operate, the supply chain management market, and how our chief operating decision maker views, evaluates and makes decisions about resource allocations within our business. As a result of this realignment, we have eliminated Retail and Manufacturing and Distribution as reportable business segments and beginning in first quarter 2010 have reported our operations within the following segments:
•	Supply Chain. This reportable business segment includes all revenues related to applications and services sold to customers in the supply chain management market. The majority of our products are specifically designed to provide customers with one synchronized view of product demand while managing the flow and allocation of materials, information, finances and other resources across global supply chains, from manufacturers to distribution centers and transportation networks to the retail store and consumer (collectively, the “Supply Chain”). This segment combines all revenues previously reported by the Company under the Retail and Manufacturing and Distribution reportable business segments and includes all revenues related to i2 applications and services.

•	Pricing and Revenue Management (previously known as Services Industries). This reportable business segment includes all revenues related to applications and services sold to customers in service industries such as travel, transportation, hospitality, media and telecommunications. The Pricing and Revenue Management segment is centrally managed by a team that has global responsibilities for this market.
Business Segments
          The following tables set forth selected comparative financial information on revenues for our revised business segments and geographical regions, expressed as a percentage change between the three and nine months ended September 30, 2010 and 2009. In addition, the tables set forth the contribution of each business segment and geographical region to total revenues in the three and nine months ended September 30, 2010 and 2009, expressed as a percentage of total revenues.

	Supply Chain		Pricing and Revenue Management
	September 30, 2010 vs. 2009		September 30, 2010 vs. 2009
	Three Months	Nine Months	Three Months	Nine Months
Software licenses and subscriptions	34%	74%	(68%)	(80%)
Maintenance services	44%	38%	14%	27%

Product revenues	41%	48%	(18%)	(51%)
Service revenues	141%	119%	(44%)	3%

Total revenues	73%	69%	(35%)	(30%)

Product development	40%	44%	28%	34%
Sales and marketing	30%	46%	4%	13%

Operating income	74%	78%	(172%)	(108%)

	Contribution to Total Revenues
	September 30, 2010 vs. 2009
	Three Months		Nine Months
	2010	2009	2010	2009
Supply Chain	97%	92%	96%	91%
Pricing and Revenue Management	3%	8%	4%	9%

	100%	100%	100%	100%

Geographical Regions

	The Americas		Europe		Asia/Pacific
	September 30, 2010 vs. 2009		September 30, 2010 vs. 2009		September 30, 2010 vs. 2009
	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months
Software licenses and subscriptions	31%	64%	(17%)	11%	276%	11%
Maintenance services	40%	33%	20%	27%	133%	27%

Product revenues	38%	42%	11%	22%	152%	22%
Service revenues	64%	70%	107%	96%	445%	96%

Total revenues	47%	52%	34%	39%	293%	39%

	Contribution to Total Revenues
	September 30, 2010 vs. 2009
	Three Months		Nine Months
	2010	2009	2010	2009
The Americas	62%	70%	65%	69%
Europe	18%	21%	18%	21%
Asia/Pacific	20%	9%	17%	10%

	100%	100%	100%	100%
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Software License and Subscription Results by Region.
          The following table summarizes software license and subscription revenues by region for third quarter 2010 and 2009:

	Three Months Ended September 30,
Region	2010	2009	$ Change	% Change
Americas	$16,590	$12,624	$3,966	31%
Europe	3,405	4,084	(679)	(17%)
Asia/Pacific	2,039	542	1,497	276%

Total	$22,034	$17,250	$4,784	28%

          Software sales in North America continue to be the most significant contributor to our software sales result. The increase in software license and subscription revenues in the Americas and Asia/Pacific regions in third quarter 2010 compared to third quarter 2009 is due primarily to the incremental sales of i2 products and the recurring subscription revenues on contracts assumed in the i2 acquisition. There was one large transaction (greater than $1 million) in the Americas for both the nine months ended September 30, 2010 and 2009, respectively.
          Approximately 88% and 81% of our software license and subscription revenues in third quarter 2010 and 2009, respectively, came from our install-base customers. We closed 40 new software deals in third quarter 2010 compared to 57 in third quarter 2009 and our average selling price (“ASP”) was $0.6 million for the 12-month period ended September 30, 2010 compared to $0.7 million for the 12-month period ended September 30, 2009 which included the impact of an unusually large transaction from fourth quarter 2008.
Software License and Subscription Results by Reportable Business Segment.
          Supply Chain. Software license and subscription revenues in this reportable business segment increased 34% in third quarter 2010 compared to third quarter 2009, due primarily to the incremental sales of i2 products and the recurring subscription revenues on contracts assumed in the i2 acquisition. Excluding the impact of these incremental revenues, software license and subscription revenues decreased by approximately 44% due to a decrease in the number of mid-sized software transactions. In total, there was one large transaction in this reportable business segment in third quarter 2010 compared to one in third quarter 2009.

          Pricing and Revenue Management. Software license revenues in this reportable business segment decreased 68% in third quarter 2010 compared to third quarter 2009, due to a decrease in sales. There were no large transactions in this reportable business segment in third quarter 2010 or 2009.
Maintenance Services
          Maintenance services revenues increased $19.2 million, or 43%, to $64.2 million in third quarter 2010 compared to $45.0 million in third quarter 2009, and represented 40% and 47% of total revenues, respectively, in these periods. The increase is due primarily to $17.7 million of new incremental maintenance revenues from the i2 products and the year-over-year improvement in retention rates. The year-to-date retention rate in the third quarter 2010 increased to 95.9 percent from 92.7 percent in the third quarter 2009. In addition, net unfavorable foreign exchange rate variances decreased maintenance services revenues in third quarter 2010 by $0.4 million compared to third quarter 2009 due primarily to the strengthening of the U.S. Dollar against European currencies. Excluding the impact of the $17.7 million of new incremental maintenance from the i2 products and the unfavorable foreign exchange rate variance, maintenance services revenues increased $1.9 million in third quarter 2010 compared to third quarter 2009 due to an increase in maintenance revenues from new software sales, rate increases on annual renewals and the net release of previously suspended maintenance revenue upon the completion of contract renewals.
Service Revenues
          Service revenues, which include consulting services, managed services, training revenues, net revenues from our hardware reseller business and reimbursed expenses, increased $38.6 million, or 115%, to $72.2 million in third quarter 2010 compared to $33.6 million in third quarter 2009. The increase is due primarily to $33.8 million of new incremental service revenues from the i2 products. The increase includes the recognition of approximately $7.6 million of previously deferred consulting revenue upon the completion of certain contractual and administrative requirements. Excluding these incremental revenues our core consulting services business increased approximately $4.8 million in third quarter 2010 compared to third quarter 2009, primarily as a result of our improved software sales performance over the past three years and an increase in billable hours from certain large ongoing projects in each of our regions.
Cost of Product Revenues
          Cost of Software Licenses. The increase in cost of software licenses in third quarter 2010 compared to third quarter 2009 is due primarily to an increase in royalties on embedded third-party software applications.
          Amortization of Acquired Software Technology. The increase in amortization of acquired software technology in third quarter 2010 compared to third quarter 2009 is due primarily to the amortization on software technology acquired in the i2 acquisition.
          Cost of Maintenance Services. Cost of maintenance services increased $2.0 million, or 19%, to $12.9 million in third quarter 2010 compared to $10.9 million in third quarter 2009. The increase is due primarily to an increase in salaries and related benefits resulting from the associates added in the i2 acquisition.
Cost of Service Revenues
          Cost of service revenues increased $30.3 million, or 121%, to $55.3 million in third quarter 2010 compared to $25.0 million in third quarter 2009. The increase is due primarily to an increase in salaries, incentive compensation, related benefits and travel costs resulting from the associates added in the i2 acquisition, a $5.7 million increase in outside contractor costs and a $3.4 million increase in reimbursed expenses. In addition, the increase includes the release of deferred costs related to the completion of certain contractual and administrative requirements for a project in which the related revenue was also previously deferred.
Operating Expenses
          Operating expenses, excluding amortization of intangibles, restructuring charges and acquisition-related costs were $55.2 million in third quarter 2010 compared to $40.7 million in third quarter 2009 and represented 35% and 42% of total revenues, respectively. The improvement in the percentage of total revenues is attributable to the continued cost leverage from the larger scale presented by the i2 acquisition.
          Product Development. Product development expense increased $4.9 million, or 39%, to $17.4 million in third quarter 2010 compared to $12.5 million in third quarter 2009 and represented 11% and 13% of total revenues, respectively. The increase is due primarily to an increase in salaries, incentive compensation and related benefits resulting from the associates added in the i2 acquisition.
          Sales and Marketing. Sales and marketing expense increased $4.4 million, or 28%, to $20.3 million in third quarter 2010 compared to $15.9 million in third quarter 2009 and represented 13% and 17% of total revenues, respectively. The increase is due primarily to an increase in salaries, related benefits and travel costs resulting from the associates added in the i2 acquisition.
          General and Administrative. General and administrative expense increased $5.2 million, or 43%, to $17.5 million in third quarter 2010 compared to $12.3 million in third quarter 2009 and represented 11% and 13% of total revenues, respectively. The increase is due primarily to $3.6 million in legal costs primarily related to the ongoing litigation between Dillard’s and i2 and the patent infringement litigation i2 filed against Oracle Corporation, an increase in salaries, incentive compensation and related benefits resulting primarily from the associates added in the i2 acquisition and $0.2 million of non-recurring, transition-related costs for salaries and retention bonuses for i2 employees that are being retained for a defined period of time. The non-recurring, transition-related costs are expected to be less than $0.1 million in the fourth quarter 2010 as transition personnel complete their assignments.
          Amortization of Intangibles. The increase in amortization of intangibles in third quarter 2010 compared to third quarter 2009 is due primarily to the amortization on customer list and trademark intangible assets acquired in the i2 acquisition, offset in part to the cessation of amortization on certain trademark intangibles from prior acquisitions that are now fully amortized.
          Restructuring Charges. We recorded restructuring charges of $4.2 million in third quarter 2010 for termination benefits, office closures and contract terminations primarily associated with the acquisition of i2 and the continued transition of additional on-shore activities to our CoE facilities. The charges include $3.9 million for termination benefits related to a workforce reduction of approximately 60 associates primarily in product development, sales, information technology and other administrative positions in each of our geographic regions. In addition, the charges include $0.3 million for estimated costs to close and integrate redundant office facilities and for the integration of information technology and termination of certain i2 contracts that have no future economic benefit to the Company and are incremental to the other costs that will be incurred by the combined Company.
          We recorded a restructuring charge of $2.6 million in third quarter 2009. This charge is includes termination benefits related to workforce reduction of 14 full-time employees and is primarily associated with the transition of additional on-shore activities to the CoE and certain restructuring activities in the Europe, Middle East and Africa (“EMEA”) sales organization. In addition, the charge includes $1.0 million in severance and other termination benefits pursuant to a separation agreement with our former Chief Operating Officer.
          Acquisition-Related Costs. During third quarter 2010 we expensed approximately $0.5 million of costs related to the acquisition of i2 on January 28, 2010. These costs consist primarily of legal and accounting fees.
Other Income (Expense)
          Interest Expense and Amortization of Loan Fees. The increase in interest expense and amortization of loan fees in third quarter 2010 compared to third quarter 2009 is due primarily to $5.5 million of interest on the Senior Notes issued and amortization of $0.4 million on the original issue discount on the Senior Notes and related loan origination fees.
          Interest Income and Other, Net. The decrease in interest income and other, net in third quarter 2010 compared to third quarter 2009 is due primarily to changes in foreign currency gains and losses. We recorded a net foreign currency exchange gain of $0.4 million in third quarter 2010 compared to a net foreign currency exchange gain of $0.8 million in third quarter 2009.
Income Tax Provision
          For the nine months ended September 30, 2010, income taxes were calculated using the liability method. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted by any discrete events, which are reported in the period in which they occur. This estimate is re-evaluated each quarter based on our estimated tax expense for the year. Prior to January 1, 2010, the Company’s tax provisions were calculated using the discrete method which calculates the year-to-date effective tax rate and records discrete tax adjustments in the reporting period in which they occur. The discrete method was used by the Company due to its inability to forecast net income by the numerous jurisdictions from which it derives income and was therefore unable to reliably estimate an overall annual effective tax rate. The change in the method in 2010 is due to the Company’s ability to forecast income by jurisdiction and reliably estimate an overall annual effective tax rate.
          We recorded income tax provisions of $3.7 million and $3.9 million for the three months ended September 30, 2010 and 2009, respectively, representing effective income tax rates of 31% and 38%, respectively. Our effective income tax rate during the three months ended September 30, 2010 differs from the three months ended September 30, 2009 primarily due to the mix of revenue by jurisdiction, the 2010 benefit from the Domestic Production Activities for US manufacturers and expense related to our FIN 48 liability.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Software License and Subscription Results by Region.
          The following table summarizes software license and subscription revenues by region for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
Region	2010	2009	$ Change	% Change
Americas	$62,587	$38,086	$24,502	64%
Europe	13,581	12,266	1,315	11%
Asia/Pacific	12,548	9,808	2,740	28%

Total	$88,716	$60,160	$28,557	47%

          The increase in software license and subscription revenues in each region in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is due primarily to the incremental sales of i2 products and the recurring subscription revenues on contracts assumed in the i2 acquisition offset in part by a $12.9 million decrease in sales of core JDA products.
          The following table summarizes the number of large transactions (greater than $1 million) by region for the nine months ended September 30, 2010 and 2009:

	# of Large Transactions
	Nine Months Ended September 30,
Region	2010			2009
	JDA	i2	Total
Americas	7	2	9	6
Europe	—	2	2	2
Asia/Pacific	1	3	4	1

Total	8	7	15	9

Software License and Subscription Results by Reportable Business Segment.
          Supply Chain. Software license and subscription revenues in this reportable business segment increased 74% in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, due primarily to the incremental sales of i2 products (including seven large transactions) and the recurring subscription revenues on contracts assumed in the i2 acquisition, together with an increase in the number of mid-sized software transactions. In total, there were 15 large transactions in this reportable business segment in the nine months ended September 30, 2010 compared to seven in the nine months ended September 30, 2009.
          Pricing and Revenue Management. Software license revenues in this reportable business segment decreased 80% in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, due to a decrease in the number of large transactions. There were no large transactions in this reportable business segment in the nine months ended September 30, 2010 compared to two in the nine months ended September 30, 2009, one of which was an unusually large transaction. The other large transaction in the nine months ended September 30, 2009 was being recognized on a percentage of completion basis, including approximately 66% during the nine months ended September 30, 2009. This project was substantially complete in 2009.
Maintenance Services
          Maintenance services revenues increased $49.5 million, or 37%, to $181.8 million in the nine months ended September 30, 2010 compared to $132.4 million in the nine months ended September 30, 2009, and represented 41% and 47% of total revenues, respectively, in these periods. The increase is due primarily to $43.4 million of new incremental maintenance revenues from the i2 products and improved retention rates. In addition, favorable foreign exchange rate variances increased maintenance services revenues in the nine months ended September 30, 2010 by approximately $2.0 million compared to the nine months ended September 30, 2009 due primarily to the weakening of the U.S. Dollar against European currencies. Excluding the impact of the $43.4 million of new incremental maintenance from the i2 products and the favorable foreign exchange rate variance, maintenance services revenues increased approximately $4.1 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to an increase in maintenance revenues from new software sales, rate increases on annual renewals and the net release of previously suspended maintenance revenue upon the completion of contract renewals. These increases were partially offset by decreases in recurring maintenance revenues due to attrition.
Service Revenues
          Service revenues, which include consulting services, managed services, training revenues, net revenues from our hardware reseller business and reimbursed expenses, increased $91.8 million, or 107%, to $177.9 million in the nine months ended September 30, 2010 compared to $86.1 million in the nine months ended September 30, 2009. The increase is due primarily to $69.2 million of new incremental service revenues from the i2 products. Excluding these incremental revenues, our core consulting services business increased approximately $22.5 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily as a result of our improved software sales performance over the past three years and an increase in billable hours from certain large ongoing projects in each of our regions that involve core JDA products.
Cost of Product Revenues
          Cost of Software Licenses. The increase in cost of software licenses in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 is due primarily to an increase in royalties on embedded third-party software applications.
          Amortization of Acquired Software Technology. The increase in amortization of acquired software technology in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 is due primarily to the amortization of software technology acquired in the i2 acquisition.
          Cost of Maintenance Services. Cost of maintenance services increased $6.8 million, or 21%, to $39.2 million in the nine months ended September 30, 2010 compared to $10.9 million in the nine months ended September 30, 2009. The increase is due primarily to an increase in salaries, incentive compensation and related benefits resulting from the associates added in the i2 acquisition and a $0.7 million increase in maintenance royalties and fees paid to third parties who provide first level support to certain of our customers.
Cost of Service Revenues
          Cost of service revenues increased $69.8 million, or 101%, to $138.7 million in the nine months ended September 30, 2010 compared to $68.9 million in the nine months ended September 30, 2009. The increase is due primarily to an increase in salaries, incentive compensation and related benefits resulting from the associates added in the i2 acquisition, an $11.9 million increase in outside contractor costs, a $6.5 million increase in reimbursed expenses and a $2.7 million increase in travel costs.
Operating Expenses
          Operating expenses, excluding amortization of intangibles, restructuring charges and acquisition-related costs were $175.0 million in the nine months ended September 30, 2010 compared to $119.0 million in the nine months ended September 30, 2009 and represented 39% and 43% of total revenues, respectively. The improvement in the percentage of total revenues is attributable to the continued cost leverage from the larger scale presented by the i2 acquisition.
          Product Development. Product development expense increased $16.4 million, or 43%, to $54.1 million in the nine months ended September 30, 2010 compared to $37.7 million in the nine months ended September 30, 2009 and represented 12% and 13% of total revenues, respectively. The increase is due primarily to an increase in salaries, incentive compensation and related benefits resulting from the associates added in the i2 acquisition.
          Sales and Marketing. Sales and marketing expense increased $19.5 million, or 42%, to $65.8 million in the nine months ended September 30, 2010 compared to $46.3 million in the nine months ended September 30, 2009 and represented 15% and 17% of total revenues, respectively. The increase is due primarily to an increase in salaries, incentive compensation and related benefits resulting from the associates added in the i2 acquisition and a $2.0 million increase in travel expenses.

          General and Administrative. General and administrative expense increased $20.0 million, or 57%, to $55.0 million in the nine months ended September 30, 2010 compared to $35.0 million in the nine months ended September 30, 2009 and represented 12% and 13% of total revenues, respectively. The increase is due primarily to $9.4 million in legal costs primarily related to the ongoing litigation between Dillard’s and i2 and the patent infringement litigation i2 filed against Oracle Corporation, an increase in salaries, incentive compensation and related benefits resulting primarily from the associates added in the i2 acquisition and $1.6 million of non-recurring, transition-related costs for salaries and retention bonuses for i2 employees that are being retained for a defined period of time.
          Amortization of Intangibles. The increase in amortization of intangibles in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is due primarily to the amortization on customer list and trademark intangible assets acquired in the i2 acquisition, offset in part to the cessation of amortization on certain trademark intangibles from prior acquisitions that are now fully amortized.
          Restructuring Charges. We recorded restructuring charges of $16.5 million in the nine months ended September 30, 2010, including $7.8 million in first quarter 2010, $4.6 million in second quarter 2010 and $4.1 million in the third quarter 2010. These charges are primarily for termination benefits, office closures and contract terminations associated with the acquisition of i2 and the continued transition of additional on-shore activities to our CoE facilities. The charges include $12.3 million for termination benefits related to a workforce reduction of approximately 185 associates primarily in product development, sales, information technology and other administrative positions primarily in the Americas. In addition, the charges include $4.1 million for estimated costs to close and integrate redundant office facilities and for the integration of information technology and termination of certain i2 contracts that have no future economic benefit to the Company and are incremental to the other costs that will be incurred by the combined Company. The nine months ended September 30, 2010 charges also include immaterial adjustments to increase reserves recorded for restructuring activities in prior periods.
          We recorded restructuring charges of $4.6 million in the nine months ended September 30, 2009, including $1.5 million in first quarter 2009, $2.3 million in second quarter 2009 and $2.5 million in third quarter 2009. These charges are primarily associated with the transition of additional on-shore activities to the CoE and certain restructuring activities in the EMEA sales organization. The charges include termination benefits related to a workforce reduction of 83 full-time employees in product development, service, support, sales and marketing, information technology and other administrative positions, primarily in the Americas region. In addition, the charge includes $2.0 million in severance and other termination benefits under separation agreements with our former Executive Vice President and Chief Financial Officer and our former Chief Operating Officer. We also recorded net adjustments of $0.3 million in the nine months ended 2009 to reduce estimated restructuring reserves established in prior years and to increase certain Manugistics acquisition reserves based on our revised estimate of sublease rentals and market adjustments on an unfavorable office facility in the United Kingdom.
          Acquisition-Related Costs. During the nine months ended September 30, 2010 we expensed approximately $8.1 million of costs related to the acquisition of i2 on January 28, 2010. These costs consist primarily of investment banking fees, commitment fees on unused bank financing, legal, accounting and other outside professional fees.
Other Income (Expense)
          Interest Expense and Amortization of Loan Fees. The increase in interest expense and amortization of loan fees in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is due primarily to $16.5 million of interest on the Senior Notes issued and amortization of $1.3 million on the original issue discount on the Senior Notes and related loan origination fees.
          Interest Income and Other, Net. There was no significant change in interest income and other, net in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.
Income Tax Provision
          For the nine months ended September 30, 2010, income taxes were calculated using the liability method. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted by any discrete events, which are reported in the period in which they occur. This estimate is re-evaluated each quarter based on our estimated tax expense for the year. Prior to January 1, 2010, the Company’s tax provisions were calculated using the discrete method which calculates the year-to-date effective tax rate and records discrete tax adjustments in the reporting period in which they occur. The discrete method was used by the Company due to its inability to forecast net income by the numerous jurisdictions from which it derives income and was therefore unable to reliably estimate an overall annual effective tax rate. The change in the method in 2010 is due to the Company’s ability to forecast income by jurisdiction and reliably estimate an overall annual effective tax rate.

          We recorded income tax provisions of $5.1 million and $10.4 million for the nine months ended September 30, 2010 and 2009, respectively, representing effective income tax rates of 30% and 37%, respectively. Our effective income tax rate during the nine months ended September 30, 2010 differs from the nine months ended September 30, 2009 primarily due to the mix of revenue by jurisdiction, the 2010 benefit from the Domestic Production Activities for US manufacturers and expense related to our FIN 48 liability.
Liquidity and Capital Resources
          We had working capital of $181.3 million at September 30, 2010 compared to $345.7 million at December 31, 2009. The working capital balances include cash of $182.7 million and $363.8 million, respectively, which includes restricted cash of $10.3 million and $287.9 million, respectively. The restricted cash balance at December 31, 2009 consisted primarily of net proceeds from the issuance of the Senior Notes (see Contractual Obligations) of approximately $265 million, which together with cash on hand at JDA and i2, was used to fund the cash portion of the merger consideration in the acquisition of i2 on January 28, 2010. We received approximately $460.0 million in cash collections in the nine months ended September 30, 2010 and as of September 30, 2010 we were in a net debt position of approximately $89.9 million.
          Net accounts receivable were $98.3 million or 56 days sales outstanding (“DSO”) at September 30, 2010 compared to $68.9 million or 58 days DSO at December 31, 2009. DSO results can fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenues that comes from software license sales which may have installment payment terms, seasonality, shifts in customer buying patterns, the timing of customer payments and annual maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services, and the geographic concentration of revenues.
          Operating activities provided cash of $39.0 million in the nine months ended September 30, 2010 compared to $80.5 million in the nine months ended September 30, 2009. The principal sources of our cash flow from operations are typically net income adjusted for depreciation and amortization and bad debt provisions, collections on accounts receivable, and changes in deferred maintenance revenue. The decrease in cash flow in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is due primarily to an $6.0 decrease in the current period net income, which includes $8.1 million of acquisition-related costs, $16.5 million of restructuring charges, the majority of which are related to actions taken as a result of the i2 acquisition, $9.4 million in legal expenses primarily related to inherited i2 litigation and $1.6 million of non-recurring, transition-related costs for salaries and retention bonuses for i2 employees that are being retained for a defined period of time. In addition, changes in working capital utilized approximately $27.0 million of cash in the nine months ended September 30, 2010 and provided approximately $18.9 million of cash in the nine months ended September 30, 2009 due to the timing and payment of accounts receivable, a decrease in deferred revenue and an increase in prepaid expenses and other current assets. Accounts receivable decreased $1.3 million in the nine months ended September 30, 2010 due primarily to improved cash collection efforts and decreased $19.5 million in the nine months ended September 30, 2009 due primarily to the collection of an unusually large receivable. In addition, operating cash flows for the nine months ended September 30, 2010 were negatively impacted by decreases in deferred revenue balances from maintenance and other contracts assumed in the i2 acquisition that were renewed in the months just prior to the acquisition and for which the related cash was collected by i2 prior to the acquisition close date.
          Investing activities provided cash of $47.2 million in the nine months ended September 30, 2010 and utilized cash of $9.9 million in the nine months ended September 30, 2009. Cash provided from investing activities in the nine month ended September 30, 2010 includes a $277.6 million change in restricted cash offset by the $213.4 million of net cash expended to acquire i2. Investing activities also include purchases of property and equipment of $14.8 million and $5.5 million in the nine month ended September 30, 2010 and 2009, respectively, and the payment of direct costs related to prior acquisitions of $2.7 million and $4.4 million, respectively.
          Financing activities provided cash of $9.2 million and utilized $19.8 in the nine months ended September 30, 2010 and 2009, respectively. Cash provided by financing activities includes $13.8 million and $14.5 million in proceeds from the issuance of stock, respectively, offset in part by treasury stock repurchases and other financing activities of $4.6 million and $3.9 million, respectively. The nine months ended September 30, 2009 also includes $28.1 million for the purchase of the remaining Series B preferred stock.
          Changes in the currency exchange rates of our foreign operations had the effect of increasing cash by $1.0 million and $2.0 million in the nine months ended September 30, 2010 and 2009, respectively. We use derivative financial instruments, primarily forward exchange contracts, to manage a majority of the short-term foreign currency exchange exposure associated with foreign currency denominated assets and liabilities which exist as part of our ongoing business operations. We do not hedge the potential impact of foreign currency exposure on our ongoing revenues and expenses from foreign operations. The exposures relate primarily to the gain or loss recognized in earnings from the revaluation or settlement of current foreign currency denominated assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes. The forward exchange contracts generally have maturities of less than 90 days and are not designated as hedging instruments. Forward exchange contracts are marked-to-market at the end of each reporting period, with gains and losses recognized in other income offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities.
          Treasury Stock Repurchases. On March 5, 2009, the Board adopted a program to repurchase up to $30 million of our common stock in the open market or in private transactions at prevailing market prices during the 12-month period ended March 10, 2010. During 2009, we repurchased 0.3 million shares of our common stock under this program for $2.9 million at prices ranging from $10.34 to $11.00 per share. There have been no shares of common stock repurchased under this program in 2010.
          During the nine months ended September 30, 2010 and 2009, we also repurchased approximately 0.2 million and 0.1 million shares, respectively, tendered by employees for the payment of applicable statutory withholding taxes on the issuance of restricted shares under the 2005 Performance Incentive Plan. These shares were repurchased for $4.5 million at prices ranging from $22.47 to $30.06 in the nine months ended September 30, 2010 and for $1.4 million at prices ranging from $9.75 to $22.37 in the nine months ended September 30, 2009.
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
Critical Accounting Policies
          There were no significant changes in our critical accounting policies during third quarter 2010. We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
Our customer arrangements typically contain multiple elements that include software, options for future purchases of software products not previously licensed to the customer, maintenance, managed services, consulting and training services. The fees from these arrangements are allocated to the various elements based on VSOE. Under the residual method, if an arrangement contains an undelivered element, the VSOE of the undelivered element is deferred and the revenue recognized once the element is delivered. If we are unable to determine VSOE for any undelivered element included in an arrangement, we will defer revenue recognition until all elements have been delivered. In addition, if a software license contains milestones, customer acceptance criteria or a cancellation right, the software revenue is recognized upon the achievement of the milestone or upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. For arrangements that provide for significant services or custom development that are essential to the software’s functionality, the software license revenue and contracted services are recognized under the percentage of completion method. We measure progress-to-completion on arrangements involving significant services or custom development that are essential to the software’s functionality using input measures, primarily labor hours, which relate hours incurred to date to total estimated hours at completion. We continually update and revise our estimates of input measures. If our estimates indicate that a loss will be incurred, the entire loss is recognized in that period.
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
•	Business Combinations. The acquisition of i2 on January 28, 2010 is being accounted for at fair value under the acquisition method of accounting. The purchase price allocation has not been finalized. The preliminary allocation of the purchase price as of September 30, 2010 is based on the best estimates of management and is subject to revision as the final fair values of, and allocated purchase price to, the acquired assets and assumed liabilities in the acquisition of i2 are completed over the remainder of 2010. We currently anticipate that additional adjustments may still be made to the fair value of tax-related accounts and the residual amount allocated to goodwill. Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, are expensed in the period incurred; (ii) non-controlling interests are valued at fair value at the acquisition date; (iii) in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; (iv) restructuring costs associated with a business combination are expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date are recognized through income tax expense.

•	Goodwill and Other Identifiable Intangible Assets. Our business combinations have typically resulted in goodwill and other identifiable intangible assets. These intangible assets affect the amount of future period amortization expense and potential impairment charges we may incur. The determination of the value of such intangible assets and the annual impairment tests that we perform require management to make estimates of future revenues, customer retention rates and other assumptions that affect our consolidated financial statements.

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

As of September 30, 2010 we have approximately $11.9 million of unrecognized tax benefits that would impact our effective tax rate if recognized, some of which relate to uncertain tax positions associated with the acquisition of Manugistics and i2. Future recognition of uncertain tax positions resulting from the acquisition of Manugistics will be treated as a component of income tax expense rather than as a reduction of goodwill. It is reasonably possible that approximately $5.6 million of unrecognized tax benefits will be recognized within the next twelve months. We have placed a valuation allowance against the Arizona research and development credit as we do not expect to be able to utilize it prior to its expiration.

We treat interest and penalties related to uncertain tax positions as a component of income tax expense including a $0.2 million benefit in the nine months ended September 30, 2010 and an accrual of $0.4 million for the nine months ended September 30, 2009. As of September 30, 2010 and December 31, 2009 there are approximately $2.8 million and $2.3 million, respectively of interest and penalty accruals related to uncertain tax positions which are reflected in the consolidated balance sheet under the caption “Liability for uncertain tax positions”. To the extent interest and penalties are not assessed with respect to the uncertain tax positions, the accrued amounts for interest and penalties will be reduced and reflected as a reduction of the overall tax provision.
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

At September 30, 2010, we had forward exchange contracts with a notional value of $77.3 million and an associated net forward contract receivable of $2.9 million determined on the basis of Level 2 inputs. At December 31, 2009, we had forward exchange contracts with a notional value of $37.9 million and an associated net forward contract liability of $0.4 million determined on the basis of Level 2 inputs. These derivatives are not designated as hedging instruments. The forward contract receivables or liabilities are included in the condensed consolidated balance sheet under the captions, “Prepaid expenses and other current assets” or “Accrued expenses and other liabilities” as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded a net foreign currency exchange gain of $0.4 million in the three months ended September 30, 2010 and a net foreign currency exchange gain of $0.8 million in the three months ended September 30, 2009. In the nine months ended September 30, 2010 we recorded a net foreign currency exchange contract gain of $0.4 million compared to a net foreign currency exchange contract gain of $0.6 million in the nine months ended September 30, 2009. Net foreign currency exchange gains (losses) are included in the condensed consolidated statements of operations under the caption “Interest Income and other, net.”

Legal and Other Contingencies. As discussed in Note 8 “Legal Proceedings” to our Condensed consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q, we are subject to various legal proceedings and claims that arise in the ordinary course of business. In accordance with GAAP, we record a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In management’s opinion, we do not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect our financial condition or operating results. However, the outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. Should we fail to prevail in any of these legal matters, the operating results of a particular reporting period could be materially adversely affected.
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
          Foreign currency exchange rates. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign currency denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. International revenues represented 40% of our total revenues in 2009 and 44% in the nine months ended September 30, 2010. In addition, the identifiable net assets of our foreign operations totaled 23% and 19% of consolidated net assets at September 30, 2010 and December 31, 2009, respectively. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Asia/Pacific, Canada and Latin America. We have determined that the functional currency of each of our foreign subsidiaries is the local currency and as such, foreign currency translation adjustments are recorded as a separate component of stockholders’ equity. Changes in the currency exchange rates of our foreign subsidiaries resulted in our reporting an unrealized foreign currency exchange gain of $3.7 million in the nine months ended September 30, 2010 and an unrealized foreign currency exchange gain of $5.6 million in the nine months ended September 30, 2009.
          The foreign currency exchange gain in the nine months ended September 30, 2010 resulted primarily from the weakening of the U.S. Dollar, particularly against the British Pound and the Euro. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. Dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We prepared sensitivity analyses of our exposures from foreign net working capital as of September 30, 2010 to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in all foreign currency rates from the September 30, 2010 rates would result in a currency translation loss of less than $0.1 million before tax.
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
          At September 30, 2010, we had forward exchange contracts with a notional value of $77.3 million and an associated net forward contract receivable of $2.9 million determined on the basis of Level 2 inputs. At December 31, 2009, we had forward exchange contracts with a notional value of $37.9 million and an associated net forward contract liability of $0.4 million determined on the basis of Level 2 inputs. These derivatives are not designated as hedging instruments. The forward contract receivables or liabilities are included in the condensed consolidated balance sheet under the captions, “Prepaid expenses and other current assets” or “Accrued expenses and other liabilities” as appropriate. The notional value represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. We recorded a net foreign currency exchange gain of $0.4 million in the three months ended September 30, 2010 and a net foreign currency exchange gain of $0.8 million in the three months ended September 30, 2009. In the nine months ended September 30, 2010 we recorded a net foreign currency exchange contract gain of $0.6 million compared to a net foreign currency exchange contract gain of $0.6 million in the nine months ended September 30, 2009. Net foreign currency exchange gains (losses) are included in the condensed consolidated statements of operations under the caption “Interest Income and other, net.”
          Interest rates. Excess cash balances as of September 30, 2010 and December 31, 2009 are included in our operating account. Cash balances in foreign currencies overseas are also operating balances and are invested in short-term deposits of the local operating bank. Interest income earned on investments is reflected in our financial statements under the caption “Interest income and other, net.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.
          We issued $275 million of Senior Notes in December 2009 at an initial offering price of 98.988% of the principal amount. The net proceeds from the sale of the Senior Notes, which exclude the original issue discount ($2.8 million) and other debt issuance costs ($7.1 million) were placed in escrow and subsequently used, together with cash on hand at JDA and i2, to fund the cash portion of the merger consideration in the acquisition of i2 on January 28, 2010. The Senior Notes mature in 2014. Interest accrues on the Senior Notes at a fixed rate of 8% per annum, payable semi-annually in cash on September 15 and December 15 of each year, commencing on September 15, 2010. The interest is computed on the basis of a 360-day year comprised of twelve 30-day months.
Item 4: Controls and Procedures
          Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. The phrase “disclosure controls and procedures” is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”) and refers to those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “Commission”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on September 30, 2010 were effective to ensure that information required to be disclosed in our reports to be filed under the Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding disclosures and is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
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
          There were no changes in our internal controls over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          Information pertaining to legal proceedings can be found in Note 8. “Legal Proceedings” to our Condensed Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q, and is incorporated by reference herein.

Item 1A. Risk Factors
          We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes material risks and uncertainties that we believe may adversely affect our business, financial condition, results of operations or the market price of our stock. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2010 and for the three months then ended contained elsewhere in this Form 10-Q.
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
          After the acquisition of i2, we have $275 million of long-term debt. Cash flow from operations was $39.0 million for the nine months ended September 30, 2010 and includes the impact of i2 from the January 28, 2010 (date of acquisition) through September 30, 2009. Cash flow from operations, without the cash flow from i2, was $80.5 million for the nine months ended September 30, 2010, and $96.5 million and $47.1 million in the years ended December 31, 2009 and 2008, respectively. Our indebtedness could have significant adverse effects on our business, including the following:
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
          We are also at risk of having pending transactions abruptly terminated if the boards of directors or executive management of our customers decide to withdraw funding from information technology projects as a result of a deep or prolonged global economic downturn and credit crisis. If this type of behavior becomes commonplace among existing or potential customers then we may face a significant reduction in new software sales. We have seen an increasing number of our prospects indicate to us that they can sign agreements prior to the end of our quarter, when in fact their approval process precludes them from being able to complete the transaction until after the end of our quarter. In addition, because of the current economic condition, we may need to increase our use of alternate licensing models that reduce the amount of software revenue we recognize upon shipment of our software.
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

Litigation could harm our business.
          We may be subject to legal proceedings and claims involving customer, stockholder, consumer, competition and other issues on a global basis. As described in “Item 1, Note 8 – Legal Proceedings” in Part I of this Form 10-Q, we are currently engaged in a number of legal proceedings, including litigation with Dillard’s, Oracle and a group of i2’s shareholders. These legal proceedings are subject to inherent uncertainties, and unfavorable rulings could occur and could have a material adverse effect on our business, financial position, results of operations or cash flows.
We may have difficulty developing our new managed services offering, which could reduce future revenue growth opportunities.
          We have limited experience operating our applications for our customers under our Managed Services offering, either on a hosted or remote basis. We began these services in late 2009 and through September 30, 2010 they represented a very small part of our revenues. We have hired management personnel with significant expertise in operating a managed services business, and we have begun to make capital expenditures for this business. We may encounter difficulties developing our Managed Services into a mature services offering, or the rate of adoption by our customers may be slower than anticipated. If our Managed Services business does not grow or operate as expected, it could divert management resources, harm our strategy and reduce opportunities for future revenue growth.
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
          The supply chain software market continues to consolidate and this has resulted in larger, new competitors with significantly greater financial and marketing resources and more numerous technical resources than we possess. This could create a significant competitive advantage for our competitors and negatively impact our business. It is difficult to estimate what long term effect these acquisitions will have on our competitive environment. We have encountered competitive situations with certain enterprise software vendors where, in order to encourage customers to purchase licenses of their specific applications and gain market share, we suspect they have also offered to license at no charge certain of their retail and/or supply chain software applications that compete with our solutions. If large competitors such as Oracle and SAP AG are willing to license their retail, supply chain and/or other applications at no charge, it may result in a more difficult competitive environment for our products. We cannot guarantee that we will be able to compete successfully for customers or acquisition targets against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition.
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
          International revenues represented approximately 44% of our total revenues for the nine months ended September 30, 2010 and approximately 40% of our total revenues in the three years ended December 31, 2009, 2008 and 2007, or 40%, 40% and 41% on a pro forma basis, after giving effect to acquisition of i2, and we expect to generate a significant portion of our revenues from international sales in the future.
          Our international business operations are subject to risks associated with international activities, including:
•	currency fluctuations, the impact of which could significantly increase as a result of:
➢	our continuing expansion of the CoE in India; and

➢	the acquisition of i2, as the majority of i2’s international expenses, including the compensation expense of over 65% of its employees, is denominated in currencies other than the U.S. Dollar;
•	higher operating costs due to the need to comply with local laws or regulations;

•	lower margins on consulting services;

•	competing against low-cost service providers;

•	unexpected changes in employment and other regulatory requirements;

•	tariffs and other trade barriers;

•	costs and risks of adapting our products for use in foreign countries;

•	longer payment cycles in certain countries;

•	potentially negative tax consequences;

•	difficulties in staffing and managing geographically disparate operations;

•	greater difficulty in safeguarding intellectual property, licensing and other trade restrictions;

•	ability to negotiate and have enforced favorable contract provisions;

•	repatriation of earnings;

•	the challenges of finding qualified management for our international operations;

•	general economic conditions in international markets; and

•	developing and deploying the skills required to service our broad set of product offerings across the markets we serve.
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
          We are continuing the expansion of our CoE facilities located in Hyderabad and Bangalore, India. In order to take advantage of cost efficiencies associated with India’s lower wage scale, we expanded the CoE during 2008 beyond a research and development center to include consulting services, customer support and information technology resources. We believe that a properly functioning CoE will be important in achieving desired long-term operating results. Although we have not yet fully utilized certain of the service capabilities of the CoE, we believe progress is being made. We are satisfied with the progress of our product development, information technology and other administrative support functions at the CoE. We are also beginning to gain leverage from the CoE in our consulting services business, and we expect the overall share of consulting services work performed by the CoE will continue to increase. We have also started to leverage the CoE in our customer support organization although we believe there remain further opportunities to increase this leverage. If we encounter any delays in our efforts to increase the utilization of our services resources at the CoE, it may have an overall effect of reducing our consulting services margins and negatively impacting our operating results. Additional risks associated with our CoE strategy include, but are not limited to:
•	the slower-than-expected rate of internal adoption of our planned mix of on-shore/off-shore services;

•	potential negative impact on customer satisfaction and retention with moving more customer support cases off-shore;

•	significant expected increases in labor costs in India;

•	increased risk of associate attrition due to the improvement of the Indian economy and job market;

•	terrorist activities in the region;

•	inability to hire or retain sufficient personnel with the necessary skill sets to meet our needs;

•	economic, security and political conditions in India;

•	inadequate facilities or communications infrastructure; and

•	local law or regulatory issues.
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
          From time to time prior to the acquisition, customers of i2 made claims pertaining to the quality and performance of i2’s software and services, citing a variety of issues. The Dillard’s judgment was the result of such a software performance customer claim. Whether customer claims regarding the quality and performance of i2’s products and services are founded or unfounded, they may adversely impact customer demand and affect JDA’s market perception, its products and services. Any such damage to our reputation could have a material adverse effect on our business, results of operations, cash flow and financial condition.
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
          Charges to earnings resulting from past or future acquisitions, including our acquisition of i2, or internal reorganizations may also adversely affect our operating results. Under the acquisition method of accounting, we allocate the total purchase price to an acquired company’s net tangible assets, amortizable intangible assets and in-process research and development, if any, based on their fair values as of the date of the acquisition and record the excess of the purchase price over those fair values as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. The purchase price allocation has not been finalized. The preliminary allocation of the purchase price as of September 30, 2010 is based on the best estimates of management and is subject to revision as the final fair values of, and allocated purchase price to, the acquired assets and assumed liabilities in the acquisition of i2 are completed over the remainder of 2010. We currently anticipate that additional adjustments may still be made to the fair value of acquired deferred revenue balances, tax-related accounts, amortization of intangible assets and the residual amount allocated to goodwill. As a result, we are unable to fully forecast at this time certain operating results that will ultimately impact our GAAP results for 2010, including the amount of potential amortization on acquired intangibles and the amount of depreciation on acquired property and equipment. As a result, any of the following or other factors could result in material charges that would adversely affect our results:
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

JDA SOFTWARE GROUP, INC.
Dated: November 9, 2010	By:	/s/ Hamish N. Brewer
Hamish N. Brewer
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Peter S. Hathaway
Peter S. Hathaway
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #		Description of Document
3.1	—	Third Restated Certificate of Incorporation of the Company as amended through July 14, 2010 (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10Q for the quarterly period ended June 30, 2010, as filed on August 9, 2010).

3.2	—	Amended and Restated Bylaws of JDA Software Group, Inc. (as amended through April 22, 2010) (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 22, 2010, as filed on April 28, 2010).

4.1	—	Specimen Common Stock Certificate of JDA Software Group, Inc. (Incorporated by reference the Company’s Registration Statement on Form S-1 (File No. 333-748), declared effective on March 14, 1996).

4.2	—	8% Senior Notes due 2014 Indenture dated as of December 10, 2009 among JDA Software Group, Inc., the Guarantors, and U.S. Bank National Association, as trustee ((Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 10, 2009, as filed on December 11, 2009).

4.3	—	Supplemental Indenture dated as of January 28, 2010 among JDA Software Group, Inc., i2 Technologies, Inc., i2 Technologies US, Inc., the Guarantors and U.S. Bank National Association, as trustee (Incorporation by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (File No. 333-167429), as filed on September 9, 2010).

31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith).

31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith).

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).